Form 10-K
period 1993-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1993-12-23
CIK 353944

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)
    For the Fiscal Year Ended September 30, 1993
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from.............to................

Commission File Number 001-10684

                       INTERNATIONAL GAME TECHNOLOGY
          (Exact name of registrant as specified in its charter)

      Nevada                                        88-0173041
(State of Incorporation)             (I.R.S. Employer Identification No.)

               520 South Rock Boulevard, Reno, Nevada 89502
                 (Address of principal executive offices)
    Registrant's telephone number, including area code: (702) 688-0100

        Securities registered pursuant to Section 12(b) of the Act:
                                        Name of Each Exchange
   Title of Each Class                  on Which Registered

Common Stock, Par Value $.000625        New York Stock Exchange
5-1/2% Convertible Subordinated Notes   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1993: $3,500,265,345

The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1993: 127,136,771 shares of Common Stock,
                                        $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                             TABLE OF CONTENTS



                                  PART I
                                                                 Page

ITEM 1.  Business . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 2.  Properties . . . . . . . . . . . . . . . . . . . . . .   18
ITEM 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .   19
ITEM 4.  Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . . . . .   19

                                  PART II

ITEM 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters . . . . . . . . . . . .   19
ITEM 6.  Selected Financial Data. . . . . . . . . . . . . . . .   20
ITEM 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .   21
ITEM 8.  Consolidated Financial Statements and
            Supplementary Data. . . . . . . . . . . . . . . . .   30
ITEM 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure. . . . . . .   61

                                 PART III

ITEM 10. Directors and Executive Officers of the Registrant . .   61
ITEM 11. Executive Compensation . . . . . . . . . . . . . . . .   61
ITEM 12. Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . . .   61
ITEM 13. Certain Relationships and Related Transactions . . . .   61

                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . . .   62
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .   64

                                  PART I

ITEM 1.    BUSINESS

General

     International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT (recently renamed IGT-North America), and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, the Company directly or indirectly owns 100% of IGT-International, ("IGT-International"), 100% of IGT-Australia, Pty. Ltd. ("IGT-Australia"), 100% of IGT-Europe b.v. ("IGT-Europe"), 99.75% of IGT-Iceland Ltd. ("IGT-Iceland") and 100% of IGT-Japan k.k. ("IGT-Japan"). In December 1993 the Company sold its interest in its riverboat partnerships and on September 30, 1993 sold its interest in CMS-International ("CMS"). See "Discontinued Operations."

     IGT-North America is the largest manufacturer of computerized casino gaming products and proprietary systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures "SMART" systems which monitor slot machine play and track player activity. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video gaming terminals and has developed specialized video gaming terminals for lotteries and other applications. IGT-North America also develops and operates proprietary software linked progressive systems. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

     IGT-International was established in September 1993 to oversee all operations outside of North America by the Company's foreign subsidiaries. IGT-International also conducts sales either directly or through distributors in countries not served by the Company's foreign subsidiaries.

     IGT-Australia, located in Sydney, Australia, manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

     IGT-Europe was established in The Netherlands in February 1992 to distribute and market gaming products in Eastern and Western Europe and Africa. Prior to providing direct sales, the Company sold its products in these markets through a distributor.

     IGT-Iceland was established in September 1993 to provide system software, machines, equipment and technical assistance to support Iceland's video lottery operations.

     IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. On April 16, 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market, and the Company began delivery of these machines during the third quarter of fiscal 1993.

ITEM 1.    BUSINESS (continued)

Discontinued Operations

     During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and CMS. These dispositions were made as part of the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

     Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President riverboat casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to PRC in exchange for 1,671,429 shares of PRC common stock. These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992 (see Note 12 to the Consolidated Financial Statements).

     CMS, established in August 1988, operated casinos and hotel/casinos for the Company including the Silver Club hotel and casino and The Treasury Club casino in Sparks, Nevada, the El Capitan Club in Hawthorne, Nevada and the King's Casino on the island of Antigua in the Caribbean. Effective September 30, 1993, the Company sold its ownership interest in CMS.

     Unless the context indicates otherwise, references to "International Game Technology", "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 520 South Rock Boulevard, Reno, Nevada 89502; its telephone number is (702) 688-0100.

     The following table shows the revenues, operating results and identifiable assets for the continuing operations of the Company's two principal lines of business.

                                           Years Ended
                                          September 30,
                                   1993       1992        1991
                                         (Amounts in thousands)
Manufacture of Gaming Products:
Revenues  . . . . . . . . . .    $335,641  $236,372  $155,682
  Operating Profit. . . . . .     175,888   115,705    69,378
  Identifiable Assets . . . .     262,454   188,852    95,515

Gaming Operations:
Revenues  . . . . . . . . . .     142,389  $127,222  $ 77,320
  Operating Profit. . . . . .      62,391    59,381    26,842
  Identifiable Assets:
    Discontinued Casino
    Operations. . . . . . . .           -    30,737    29,785
    Gaming Operations . . . .     151,234   117,595    78,328

ITEM 1.    BUSINESS (continued)

                                         Years Ended
                                       September 30,
                                 1993        1992        1991
(Amounts in thousands)

Geographic Area Data:

  United States:
    Revenues:
      Unaffiliated Customers.    $413,121   $326,136   $207,835
      Inter-area Transfers. .      14,576      6,163      1,153
    Operating Profit. . . . .     224,152    163,597     87,228
    Identifiable Assets . . .     600,472    460,686    328,239

  Australia:
    Revenues. . . . . . . . .    $ 39,681   $ 34,580   $ 25,166
    Operating Profit. . . . .      15,269     13,671      8,723
    Identifiable Assets . . .      27,067     24,465     17,366

  Europe:
    Revenues. . . . . . . . .    $ 11,485   $  2,878   $      -
    Operating Profit. . . . .       1,025        513          -
    Identifiable Assets . . .      11,007      4,822          -

  Canada:
    Revenues. . . . . . . . .    $ 13,743   $      -   $      -
    Operating Profit. . . . .       4,241          -          -
    Identifiable Assets . . .       8,047          -          -

See also Note 2 of Notes to Consolidated Financial Statements.

Gaming Products

     Products

     The Company develops its gaming products for two major markets: the traditional casino gaming market and the government sponsored video gaming
terminal market.   During 1993, the Company also began producing pachisuro
machines, a Japanese style slot machine.

     The Company was the first to develop computerized video gaming and today, under the Players Edge Plus trademark, the Company sells a variety of different games. The games include the video poker and "blackjack" products in the upright, slant-top and drop-in bar models. The Players Edge Plus line is also available in slant-top keno, dual screen keno and large screen video poker and video slots. Players Edge Plus machines offer player appeal and security including multilevel progressives, embedded and side-mount bill acceptors, enhanced sound packages, embedded progressive meters and data communication devices.

     The Company also offers a complete line of spinning reel slot
machines sold under the trademark S-Plus.   The S-Plus series slot machines
use an advanced microprocessor system that accommodates several progressive link configurations, enhanced audit trail functions, selection of game software and optional side-mount or embedded bill acceptors. S-Plus machines run existing S-slot programs or the latest partitioned software
ITEM 1.    BUSINESS (continued)

which facilitates program updates. A game change can occur quickly by selecting a new program chip from IGT's extensive game library and by changing the glass and reel strips. The S-Plus machines are manufactured in various sizes and colors and are offered in several designs including upright, slant top and drop-in-bar.

     IGT-North America also develops, manufactures and markets microprocessor based Slot Marketing and Revenue Tracking "SMART" systems. The SMART computer system identifies frequent players, records playing history, provides direct marketing information, automates slot accounting and provides additional security to casino customers. IGT provides SMART system 24-hour technical support and a software maintenance agreement for on-site service by specially trained system engineers.

     Over the past decade, advancements in gaming machine technology have attracted a greater number of players to slot and video machines due primarily to higher jackpots and enhanced player appeal. These improvements have significantly influenced casino gaming revenues. Generally, annual slot and video revenues of domestic casinos exceed revenues from table games.

     The Company's innovations in slot and video technology have increased the machines' earning potential by improving the ease and speed of play, and by decreasing down-time through improved reliability and added service features. All new gaming machines offer a wide variety of games, innovative designs, sophisticated security features, self-diagnostic capabilities, and various accounting and data retention functions. The Company's engineering and design staff continually provide technological improvements and ongoing game development. The Company has obtained numerous patents on various aspects of the video and reel-type gaming machines and systems. The visual aspects of the product are upgraded and customized by the Company's graphic design and silkscreen departments.

     The Company manufactures and markets video gaming terminals ("VGTs") for government sponsored gaming programs. The VGTs are similar to the Company's video gaming machines, although the wagering and payment of jackpots differ. After inserting money in a VGT, the player is issued credit and plays the machine like a traditional video machine. Player losses are deducted from the credit and winnings are added, instead of coins being dropped into a tray. Upon completion of play, the VGT prints out a ticket showing the remaining amount of credit, and the ticket is redeemable for cash. Unlike traditional gaming machines, VGTs are typically linked to a central computer for accounting and security purposes, which is monitored by the state lotteries or other government agencies.

     The following schedule illustrates revenues derived from the sale of gaming products for the fiscal years ended September 30, 1993 and 1992.

                          Fiscal Years Ended September 30,
                             1993       1992       1991
                               (Amounts in Thousands)
  Traditional Gaming Products
  Reel-Type Slot Machines  $194,126   $105,818    $ 61,356
  Video Products           $ 75,506   $ 62,338    $ 61,953
  Video Gaming Terminals   $ 15,100   $ 22,172    $  5,312
ITEM 1.    BUSINESS (continued)

     Markets

     The Company markets its gaming products in North America and in jurisdictions throughout the world. The largest established North American markets are Nevada and Atlantic City. The Company estimates that it manufactured approximately 10,700 of the estimated 24,000 gaming machines currently in place in Atlantic City. Nevada is both the oldest and largest market for the Company's products with an installed base of approximately 160,000 machines. The Company estimates it manufactured approximately 140,000 of the total machines currently in use in Nevada.

     Within Nevada, there has been increased demand for the Company's products attributable to the construction of new casinos and the refurbishment of existing casinos. The increased demand began with the opening of the Mirage hotel and casino in 1989 and the Excalibur hotel and casino in 1990. In fiscal 1991 and fiscal 1992, the Company's sales volume in Nevada increased due to additional casino expansions and the replacement of older machines with new games, designs and technological advancements. During calendar 1993, three additional new major properties began operating in Nevada. These are the Luxor, Treasure Island and the MGM Grand. These three hotel casinos added more than 8,000 gaming machines or approximately 5% to the installed base of gaming machines in Nevada, and of these machines approximately 6,500 were manufactured by the Company. The market for the Company's products in Nevada will continue to grow in the event casino expansions and refurbishment continue. In addition, the construction of new casinos has increased competitive pressures for casino operators to replace existing machines with new or upgraded machines.

     Product sales outside of Nevada and New Jersey exceeded 70% of sales during fiscal 1993 as gaming spread to new jurisdictions in North America. These new jurisdictions include "limited stakes" gaming in the western United States, riverboats, Indian gaming and government-sponsored video and slot gaming.

     Riverboat gaming began in Iowa during 1991 and as of September 30, 1993 was operating in three states: Iowa, Illinois and Mississippi. Riverboat gaming is also legal in Louisiana, Missouri, and Indiana although not yet operational at the end of fiscal year 1993. Additionally, riverboat legislation is under consideration in Massachusetts, Minnesota, Ohio, Pennsylvania, South Carolina, Texas and Virginia. At the end of fiscal year 1993, the riverboat installed base approximated 16,000 gaming machines operating on 24 riverboats in three states. IGT estimates that it manufactured more than 13,000 of these machines.

     Casino-style gaming continues to expand on American Indian lands. Indian gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Indian tribe and the state government in which the Indian lands are located enter into a compact governing the terms of the proposed gaming. IGT machines are placed only with Indian gaming operators who have negotiated a compact with the state
and received approval by the U. S. Department of the Interior.   The
Company, through its distributor Sodak Gaming, Inc., began selling machines to authorized Indian casinos in 1990. The Company has either directly or through its distributor sold machines in the following 10 states:
ITEM 1.    BUSINESS (continued)

Arizona, Colorado, Connecticut, Iowa, Louisiana, Minnesota, Montana, North Dakota, South Dakota and Wisconsin. Compacts have also been approved in Mississippi, Michigan and Oregon, although no deliveries were made in these jurisdictions during fiscal 1993. In addition to the approved states, Class III compacts are under consideration in several states including Alabama, California, Maine, Massachusetts, New Mexico, Rhode Island, Texas and Washington. The installed base of Indian gaming machines at September 30, 1993 was approximately 26,000 units, and the Company estimates it manufactured 19,500 of these machines.

     Government-sponsored gaming in North America also creates a market for the Company's video and slot products. The Company's video gaming terminals are currently operational in Louisiana, Oregon Rhode Island, South Dakota and the Canadian Provinces of Manitoba, New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. The Company supplied the central computer systems for government sponsored gaming in Manitoba, Oregon and Louisiana and estimates that it manufactured approximately 12,500 of the approximately 50,000 video gaming terminals installed. The Province of Quebec recently legalized video gaming terminals with an estimated start up in the first half of calendar year 1994.

     In addition to video terminal gaming, various Canadian governments recently approved slot and video gaming in casino environments. The Province of Manitoba opened two casino style entertainment centers during September 1993 with approximately 600 slot machines of which the Company supplied 540. The Province of Quebec began casino-style gaming in Montreal during October 1993, and the Company supplied 480 of the 1,200 units initially installed. Quebec has plans at this time for three additional casinos. A casino is also planned for Windsor, Ontario, with a scheduled opening date of early 1994. Casino gaming will commence there in a temporary facility housing 1,600 slot machines, with the permanent facility scheduled for a 1996 start up.

     In addition to the traditional and emerging U. S. markets, gaming is also expanding in the Company's international markets. Australia is the most important market for the Company's gaming machine products outside of North America. The State of New South Wales is the second largest market in the world for the Company's gaming machines with an estimated total of 68,000 machines in 2,100 pubs and 1,500 clubs. The Company began selling machines in Australia in 1986 and has supplied approximately 13,000 of the machines in New South Wales. In 1991, the State of Queensland legalized the operation of gaming machines in private pubs and clubs. The State of Queensland awarded the Company a contract to provide the central computer system linking the machines for accounting and security purposes. The central computer system was installed and accepted in October 1991 and gaming commenced in February 1992. The Company estimates that it supplied 5,300 machines or 38% of the 14,000 total machines. Gaming began in the State of Victoria during July 1992 using two separate central systems. The systems are operated by competing agencies that are each allowed to place up to 10,000 machines. South Australia legalized gaming in September of 1992, but it has not yet been implemented. Other Australian jurisdictions are considering the legalization or expansion of gaming operations and New South Wales is considering the expansion of its gaming operation.

     The Company has had a direct sales presence in Europe since February 1992. Since that time, increasing customer awareness of product

ITEM 1.    BUSINESS (continued)

availability, combined with service and training assistance, has contributed to improved sales. There have been previous sales in Western Europe with recent activity in France, Austria, Switzerland and The Netherlands. Central Europe sales have been made primarily in Turkey, Slovenia and Poland.

     IGT-International completed an agreement in fiscal 1993 with the University of Iceland Lottery, ("UIL") whereby the Company will supply video lottery terminals and a central system linking the video lottery terminals. The central system incorporates a progressive jackpot feature. The Iceland system, managed by the UIL, began operating in December 1993 with 350 video lottery terminals manufactured by the Company.

     The Companys Pachisuro machine was approved in April 1993 for sale in Japan by the Japanese technical testing laboratory (Security Electronics and Communications Technology Association). The machine market in Japan consists of 3,000,000 Pachinko machines and 800,000 Pachisuro machines which operate in Pachinko parlors throughout the country of Japan. IGT is the first U.S. company authorized to supply Pachisuro machines and will compete with approximately 20 Japan-based companies that currently supply this market.

Gaming Operations

     Proprietary Systems

     The Company developed and introduced the world's first electronically-linked, inter-casino proprietary gaming machine system in 1986. These systems link gaming machines in various casinos to a central computer. The systems build a large "progressive" jackpot which increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win jackpots substantially larger than those available from gaming machines which are not linked to a progressive system. The following are linked progressive systems developed by the Company:

     * In Nevada, five systems under the names Megabucks, Quartermania, Nevada Nickels, Fabulous Fifties, and High Rollers are operated by the Company. Of the total 3,600 gaming machines linked to these systems, approximately 1,800 are owned by the Company and approximately 1,800 are owned by casinos.

     * In Atlantic City, New Jersey, seven systems under the names Megabucks, Quartermania, Fabulous Fifties, High Rollers, Progressive "21", Megapoker and Pokermania are operated by a trust managed by representatives from participating casinos. The Company owns all of the approximately 1,200 machines linked to these progressive systems.

     * In Mississippi, four systems under the names Megabucks, Quartermania, Fabulous Fifties and Mississippi Nickels are
          operated by the Company.   Approximately 230 machines are
          operated on these systems. Two additional systems are expected to commence operations in Mississippi in early fiscal 1994:
          Pokermania and High Rollers.

ITEM 1.    BUSINESS (continued)

     * Other systems include a Megabucks system in Macau which consists of approximately 180 machines owned by the casinos; a Quartermania system in Colorado linking 156 machines owned by the casinos; and a Deadwood, South Dakota Quartermania system which includes approximately 60 casino-owned machines. A Colorado Megabucks and Colorado Nickels system are planned for installation in the second fiscal quarter of 1994.

     The operation of linked progressive systems varies between jurisdictions as a result of different gaming regulations. In Nevada, Mississippi and South Dakota, the casinos retain the net win, less a percentage paid to the Company to fund the progressive jackpots. These jackpots are paid out in equal installments over a twenty year period. The Company also earns interest on these funds until jackpots are paid. In Atlantic City, the casinos retain the net win, less a percentage paid to a trust managed by representatives of the participating casinos to fund the jackpots and pay other system expenses. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, the casinos retain the net win less a percentage paid to a separate fund managed by the Company which pays the jackpots. Progressive system lease fees are paid to the Company from this fund.

     The Company also offers a "leased" link progressive system which links gaming machines within a single casino or multiple casinos of common ownership. Currently four major hotel casinos operate such systems, with from three to seven hotel casinos linked per system. Approximately 420 gaming machines are linked between all such systems as of October 31, 1993.

     In September 1992, Rhode Island began operation of a video lottery system linking approximately 850 video lottery terminals at two pari-mutuel facilities. As of September 30, 1993, an estimated 1,260 terminals were operating on the system. IGT, one of four manufacturers providing terminals, has approximately 310 terminals installed on this system and receives a percentage of the net win from its terminals.

     Video gaming in Oregon commenced in March of 1992, and IGT was awarded the contract to supply the central computer system that currently links approximately 6,000 terminals. The Company currently leases approximately 1,750 machines to the Oregon State Lottery.

     Route and Lease Operations

     Until August 1992, the Company operated one of Nevada's largest route operations, consisting of machines located in bars and taverns with the Company responsible for the operation, servicing and collection of the monies from these machines. The location either shared the net win from the gaming machines on a percentage basis or received a fee for rental of space. In August 1992, the Company sold all of its route equipment and operating contracts which included approximately 1,380 gaming machines at approximately 160 locations.

     On November 23, 1992, the Company sold all of the equipment and operating contracts of the Megapoker route (a linked progressive system for video poker machines located throughout the state of Nevada) as well as licensing the purchaser to use, in Nevada, all Megapoker software,
ITEM 1.    BUSINESS (continued)

trademarks and trade names. This transaction included approximately 280 gaming machines owned and operated by the Company at 62 locations.

     The Company leases gaming equipment to its customers and at September 30, 1993 leased approximately 4,000 gaming machines primarily in the Colorado, Nevada and riverboat markets.

     In January 1993, the Company began operating approximately 180 gaming machines at the Reno Cannon International Airport under a contract with the Airport Authority. The Airport Authority shares in the net win of the machines with a minimum annual guaranteed amount.

Marketing

     The Company markets gaming products and proprietary systems through its internal sales staff, agents and distributors. The Company employs more than 150 direct sales personnel in offices in several United States locations as well as Canada, Australia and Europe. The Company uses distributors for sales to specific markets including Louisiana, South Carolina, a Canadian maritime province, Atlantic City, the Caribbean, France, Japan and North American Indian reservations. The Company's agreements with distributors do not specify minimum purchases but provide that the Company may terminate the distribution agreement if certain performance standards are not met.

     The Company's marketing strategy is to offer its customers not only the broadest product line but also ongoing game development. IGT's game library contains numerous game variations. Reprogramming machines for the newest games and changing the glass design can be accomplished quickly.

     In addition to offering an expansive product line, the Company provides customized services in response to specific casino requests.
These services include high quality silkscreen printing of gaming machine glass, video graphics, customized game development and interior design services. IGT developed more than 20 new games which included a variety of custom artwork for the Luxor and Treasure Island casinos that opened in fiscal 1993 and the MGM casino that opened in fiscal 1994 in Las Vegas.
The Company also offers customized design services that utilize computer aided design and three-dimensional studio software programs. The Company's design department generates a casino floor layout and can create a proposed casino slot mix for its customers. The final design incorporates casino colors, themes, signage, customer glass and includes either an overhead floor plan layout, viewable from any angle, or a three-dimensional moving walk-through of the casino.

     The Company also considers its customer service department an important aspect of the overall marketing strategy. The Company typically provides a 90 day service and parts warranty for its gaming machines and charges on a time and material basis thereafter. The Company currently has more than 300 trained service personnel and maintains service offices in Australia, Canada, Colorado, Florida, Japan, Mississippi, Missouri, Montana, Nevada, New Jersey, New Zealand and in The Netherlands. The Company also maintains a customer hot-line available 24-hours a day, seven days a week to respond to customer questions.
ITEM 1.    BUSINESS (continued)

     During fiscal 1993, the Company's ten largest customers accounted for 34% of its gaming product sales. Sodak Gaming, the Company's principal distributor of gaming products to American Indian reservations, was the largest purchaser of the Company's products, accounting for 12.0% of total product sales. The Company believes the loss of this customer would not have a long term material adverse effect on product sales of the Company as other means of distribution to this market is available. The nature of the Company's business encompasses large initial orders of gaming products upon the opening, expansion or renovation of a casino as well as for the start-up of government sponsored video gaming operations. Subsequent orders from established customers result from remodeling or expansion of existing facilities as well as replacement of machines due to technological advancements, new designs and upgrades. Sales of the Company's products can fluctuate from quarter to quarter as new jurisdictions throughout the world legalize gambling and new casinos in established gaming markets are opened. The Company believes that its revenues from gaming product sales would not be materially affected by the loss of any single customer.

Competition

     Product Sales

     The Company competes with substantial U.S. and foreign manufacturers. In the casino style gaming machine market, the primary competitors are Bally Gaming International, Inc. ("Bally"), Sigma Game, Inc. ("Sigma"), and Universal Distributing of Nevada, Inc. ("Universal"). Bally is a Nevada company while Sigma and Universal are Japanese companies. In the slot management and revenue tracking market, the Company competes with Casino Data Systems. Competitors in the video gaming terminal market include domestic and Japanese manufacturers, including three large domestic lottery suppliers, G-Tech, Williams and Video Lottery Consultants. G-Tech, Williams and Video Lottery Consultants have an established presence in the lottery market, substantial resources, and specialize in the development and marketing of gaming terminals to governments.

     Gaming Operations

     Competition in the progressive systems business is currently limited but could increase in the future.

     Manufacturing and Suppliers

     The Company's manufacturing operations primarily involve assembly of electronic and computer components, including chips, video monitors and prefabricated parts purchased from outside sources. The Company does, however, operate metal fabricating, custom wood cabinet manufacturing and silkscreen facilities. The Company is not dependent upon any one supplier for any raw material. The Company purchases certain components from subcontractors and believes that alternative sources of these components are available. The Company believes its relations with its vendors are good. The Company uses technical staff to assure quality control.

     The Company generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis. In 1993, the Company's

ITEM 1.    BUSINESS (continued)

production of gaming machines increased approximately 17% resulting in inventory growth of approximately 20% in order to meet increased demand related to existing and developing markets.

Patents, Copyrights and Trade Secrets

     The Company's computer programs and technical know-how are its main trade secrets, and management believes that they can best be protected by using technical devices to protect the computer programs and by enforcing contracts with certain employees and others with respect to the use of proprietary information, trade secrets and covenants not to compete. The Company has obtained patents and copyrights with respect to aspects of its games, and has patent applications on file for protection of certain developments it has created. No assurance can be given that the pending applications will be granted. These patents range in subject matter from coin-handling apparatus, fiber-optic light pens, coin-escalator mechanisms through optical door interlock and other aspects of video and mechanical slot machines and systems. There can be no assurance that the patents will not be infringed or that others will not develop technology that does not violate the patents.

Employees

     As of September 30, 1993, the Company, including all subsidiaries, employed approximately 2,100 persons, including 297 in administrative positions, 153 in sales and 311 in engineering. Of the total employees, International Game Technology accounted for 39; IGT-North America, 1787; IGT-Australia, 230; IGT-Europe, 19; and IGT-Japan, 3. None of the Company's employees is a member of a collective bargaining unit.

Government Regulation

     Nevada Regulation

     The manufacture, sale and distribution of gaming devices in Nevada are subject to extensive state laws, regulations of the Nevada Gaming Commission and State Gaming Control Board (the "Nevada Commission"), and various county and municipal ordinances. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada Commission seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Commission, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operations.
ITEM 1.    BUSINESS (continued)


     A Nevada gaming licensee is subject to numerous restrictions. Licenses must be renewed periodically and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine sold by the Company in Nevada must first be approved by the Nevada Commission, which may require subsequent machine modification. Substantially all loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

     No publicly traded corporation is eligible to hold a gaming license, but must be registered and found suitable to hold an interest in a corporate subsidiary which holds a gaming license. International Game Technology has been registered by the Nevada Commission as a publicly traded holding company and was permitted to acquire IGT-North America as its wholly-owned subsidiary. As a registered holding company, it is required periodically to submit detailed financial and operating reports to such Commission and furnish any other information which the Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary without first obtaining licenses and approvals from the Nevada Commission. Officers, directors and key employees of a licensed subsidiary and of the Company who are actively engaged in the administration or supervision of gaming must be found suitable. No proceeds from any public sale of securities of a registered holding corporation may be used for gaming operations in Nevada or to acquire a gaming property without the prior approval of the Nevada Commission. The Company believes it has all required licenses to carry on its business in Nevada.

     Officers, directors and certain key employees of the Company and its licensed gaming subsidiary are required to be licensed by the Nevada Commission, and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons would be required to pay the costs and fees of the State Gaming Control Board (the "Control Board") in connection with the investigation. An application for licensure may be denied for any cause deemed reasonable by the Nevada Commission. Changes in licensed positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by such officer or key employee. The Nevada Commission has the power to require licensed gaming subsidiaries to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The Company and its licensed gaming subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. If it were determined that gaming laws were violated by a licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked. In addition to the licensee, the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. In addition, a supervisor
ITEM 1.    BUSINESS (continued)

could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of the gaming license would) materially and adversely affect the Company's operations.

     The Nevada Commission may also require any individual who has a material relationship with the Company to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of the Company's voting securities must apply for a finding of suitability. Under certain circumstances, an Institutional Investor, as such term is defined in the Nevada Regulations, which acquires more than 10% of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements. The Nevada Commission has the power to investigate any debt or equity security holder of the Company. The Clark County Liquor and Gaming Licensing Board, which has jurisdiction over gaming in the Las Vegas area, may similarly require a finding of suitability for a security holder. The applicant stockholder is required to pay all costs of such investigation. The bylaws of the Company provide for the Company to pay such costs as to its officers, directors or employees.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable. The same restrictions apply to a beneficial owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) gives renumeration in any form to that person, or (iv) makes any payment to the unsuitable person by way of principal redemption, conversion, exchange or similar transaction. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the

ITEM 1.    BUSINESS (continued)

securities are subject to the Nevada Gaming Control Act ("the "Nevada Act") and the regulations of the Nevada Commission. To date, the Nevada Commission has not imposed such a requirement.

     The Company may not make a public offering of its securities without the approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming.
The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and
(iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Control Board of the licensee's participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     Other Jurisdictions

     Each other jurisdiction in which the Company does business requires various licenses, permits, and approvals in connection with the manufacture
ITEM 1.    BUSINESS (continued)

and/or the distribution of gaming devices, and operation of progressive systems typically involving restrictions similar in most respects to those of Nevada.

     Thus far the Company has never been denied any such necessary governmental licenses, permits or approvals. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.

ITEM 2.  PROPERTIES

     In August 1993, the Company purchased adjoining 46,000 square foot office buildings in Reno, Nevada for use as its corporate offices. IGT-North America leases approximately 545,700 square feet of office, warehouse and production facility space in Reno, Nevada and approximately 184,400 square feet of office and warehouse space in Las Vegas, Nevada. IGT-International currently uses a portion of the facilities leased by IGT-North America in Reno and Las Vegas, Nevada. Additional office and production facilities are leased by the Company's subsidiaries in various other states and countries where the Company conducts business, including Colorado, Florida, Mississippi, Missouri, Montana, New Jersey, Australia, Canada, Japan and The Netherlands. The Company believes that its facilities, which are fully utilized by the Company except for a portion of the owned office buildings which is sublet to third parties, currently are suitable for its business and adequate for its current needs. The Company has entered into an agreement for the purchase of approximately 78 acres in Reno, Nevada which the Company considers suitable for future construction of expanded manufacturing, warehouse and corporate office facilities (see
Note 19 to the Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on the Company's financial position or results of future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange under the symbol "IGT". Two-for-one stock splits of the Company's common stock were effected on July 16, 1990, August 23, 1991, March 24, 1992 and March 17, 1993. The following table sets forth the high and low sales prices of the common stock (adjusted to reflect the above mentioned stock splits) on the NYSE composite tape:

                                          High           Low

     Fiscal 1992

     First Quarter. . . . . . . . . . .   $ 12       $  6-1/4
     Second Quarter . . . . . . . . . .     17-3/8     10-7/8
     Third Quarter. . . . . . . . . . .     17-1/8     11-1/4
     Fourth Quarter . . . . . . . . . .     22-1/8     12-7/8

     Fiscal 1993

     First Quarter. . . . . . . . . . .   $ 26-3/8   $ 17-7/8
     Second Quarter . . . . . . . . . .     33         23-3/4
     Third Quarter. . . . . . . . . . .     39-3/4     28-1/2
     Fourth Quarter . . . . . . . . . .     41-3/8     32-1/8


     As of December 15, 1993 there were approximately 6,759 record holders of the Company's common stock which had a closing price of $29-5/8 on the same date.

     On April 14, 1993 the Company declared its first quarterly dividend of $.03 per share, payable on June 1, 1993. The Company declared its second and third quarterly dividends of $.03 per share on June 30, 1993 and September 21, 1993 payable on September 1, 1993 and December 1, 1993, respectively. It is anticipated that comparable cash dividends will continue to be paid in the future.

     The Company's transfer agent and registrar is Continental Stock Transfer & Trust Company, 2 Broadway, New York, NY 10004, (212) 509-4000.

ITEM 6.  SELECTED FINANCIAL DATA

   The following information has been derived from the Company's consolidated financial statements:

(Amounts in thousands,                       Years Ended
except per share data)                       September 30,
                            1993      1992      1991      1990      1989
Selected Income Statement Data:
  Total revenues. . . .   $478,030  $363,594  $233,002  $204,807  $149,825

  Income from continuing
    operations. . . . .   $105,578   $63,284  $ 29,780  $ 19,674  $ 14,573

  Income (loss) from
    discontinued
    operations1 . . . .   $ 13,447  $  1,500  $    450  $    329  $( 1,092)

  Net income. . . . . .   $119,025  $ 64,784  $ 30,230  $ 20,003  $ 13,481

  Income per primary share
    from continuing
    operations. . . . .   $   0.85  $   0.53  $   0.26  $   0.17  $   0.11
  Net income per primary
    share2. . . . . . .   $   0.96  $   0.54  $   0.26  $   0.17  $   0.11
  Net income per fully
    diluted share2. . .   $   0.90  $   0.52  $   0.26  $   0.17  $   0.11
  Cash dividends declared
    per common share. .   $   0.09  $      -  $      -  $      -  $      -

  Average primary common and
    common equivalent shares
    outstanding2. . . .    123,618   120,081   116,818   117,135   122,558

  Average common and common
    equivalent shares
    outstanding assuming
    full dilution2. . .    136,611   135,448   117,491   117,135   122,558

Selected Balance Sheet Data:
  Working capital . . .   $376,386  $257,063  $184,092  $ 80,474  $ 68,245
  Total assets. . . . .   $646,593  $489,973  $345,605  $208,523  $170,492
  Convertible Subordinated
    Notes Payable . . .   $ 59,998  $ 93,999  $ 92,536  $      -  $      -
  Long-term notes payable
    and capital lease
    obligations . . . .   $    617  $ 19,965  $ 20,767  $ 27,584  $ 23,909
  Stockholders' Equity.   $378,549  $214,062  $123,747  $ 92,697  $ 82,028

1    Discontinued operations consist of casino operations which the Company sold during fiscal 1993. See Note 12 to the Consolidated Financial Statements for further discussion.

2    Restated to give retroactive effect for two-for-one stock splits in 1990, 1991, 1992 and 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     Fiscal 1993 Compared to Fiscal 1992

     Net income for fiscal 1993 increased 84% to $119,025,000 or $.96 ($.90 fully diluted) per share compared to net income of $64,784,000 or $.54 per share (adjusted to reflect a two-for-one stock split effective March 17, 1993) for fiscal 1992. Net income in both years included income from discontinued casino and riverboat operations of $13,447,000 in fiscal 1993 and $1,500,000 in fiscal 1992. Income from continuing operations increased 67% to $105,578,000 or $.85 per share compared to $63,284,000 or $.53 per share in fiscal 1992. This increase in income from continuing operations resulted primarily from a 42% increase in product sales and a 17% increase in revenues from the Company's linked progressive systems business.

     Revenues and Cost of Sales

     Total revenues for fiscal 1993 increased 31% to $478.0 million. This increase included a 42% or $99.3 million increase in product sales and a 12% or $15.2 million increase in gaming operations revenues. In fiscal 1993 gaming machine shipments grew to 68,900 (compared to 46,100 in fiscal
1992) primarily as a result of increased product demand in the North American riverboat and Indian casino markets and the Southern Nevada casino market. The riverboat sales occurred primarily in the states of Mississippi, Illinois and Iowa. Currently six states have approved riverboat gaming and seven states either have bills in legislation or are considered likely to introduce or re-introduce riverboat legislation.

     The Company sells machines to casino operations on Indian lands through an independent distributor. In fiscal 1993, sales to this distributor totaled $40.2 million compared to $27.1 million in fiscal 1992. It is anticipated that the Indian casino market will continue to grow as currently approved Indian gaming facilities commence operations and as additional Indian tribes receive approvals to conduct casino style gaming.

     The Las Vegas, Nevada market continued to expand with the opening of the Luxor and Treasure Island hotel casinos in late fiscal 1993, and the MGM Grand Hotel in early fiscal 1994.

     The Company shipped 3,250 Pachisuro machines to its Japanese distributor, following successful licensing efforts. In addition, product sales continued to increase in Canada, Europe and Australia as the Company increased its efforts in these international markets.

     Gaming operations revenue increased $15.2 million or 12% to $142.4 million in fiscal 1993 as a result of a higher volume of play on the Nevada progressive systems, the introduction of new systems in Mississippi and Rhode Island and growth in the number of units leased to the Oregon state lottery and North American riverboat markets. These increases were partially offset by the sale of the Company's Nevada route operations and the Megapoker systems route in August and November 1992, respectively.

  IGT-International recently signed a contract with the University of Iceland Lottery to supply the video lottery terminals and a central system with a progressive jackpot feature. This system began operating in December 1993 with 350 video lottery terminals.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

     The gross margin on product sales increased to 50.2% in fiscal 1993 compared to 48.3% in fiscal 1992, reflecting improved production efficiencies at both the IGT-North America and IGT-Australia manufacturing facilities.

     Expenses

     Gaming operations expense increased $8.0 million or 14.7% primarily as a result of the growth in jackpot expenses associated with the Company's linked progressive systems. This increase in jackpot expense reflects increases in play on the Nevada systems and the introduction of new systems. Also contributing to this increase were the expenses associated with the operation of approximately 180 gaming machines at the Reno Cannon International Airport under an agreement which began in January 1993. Offsetting these expense increases was the Company's sale of its Nevada route operations and the Megapoker route to Jackpot Enterprises.

     Selling, general and administrative expenses increased $4.9 million or 9.3% due to growth in the number of employees, incentive and benefit plan cost increases, the February 1992 opening and 1993 expansion of a sales and distribution facility in Amsterdam, The Netherlands, and the establishment of a manufacturing facility in Manitoba, Canada in late fiscal 1992. Depreciation and amortization expense increased $3.4 million or 20% as a result of increased lease financing, wherein the Company retains ownership of and depreciates the machines in the Colorado and Riverboat markets and expansion of the proprietary systems business.

     The growth in research and development expense from $11.8 million to $16.5 million resulted from the addition of engineering personnel, increased consulting services expense, and increased incentive compensation and benefit costs. The provision for bad debts declined to $3.8 million for fiscal 1993 compared to $4.6 million in the prior year.

     Other Income and Expense

     As a result of the sales growth and the Company's ability to finance customer sales, notes and contracts receivable increased $36.8 million or 52%, causing interest income to increase in fiscal 1993. Also contributing to the $7.9 million increase in interest income in fiscal 1993 was increased income on the Company's investment of excess cash and the growth in the systems business in which income is recognized on the Company's cash investments used to pay progressive system jackpot winners. Interest expense increased $2.0 million to $12.7 million in fiscal 1993 due to additional interest recorded on the liabilities to the progressive systems jackpot winners. This was partially offset by a reduction in interest expense from the conversion of approximately $42.7 million of the Company's convertible subordinated notes to common stock. The continued growth of the Company's progressive systems increases both interest income and interest expense. The Company records interest income on funds invested to secure jackpot payments and records commensurate interest expense on the outstanding liabilities to jackpot winners.

     During fiscal 1993 the Company recorded a gain of $10.1 million on the sale of assets primarily consisting of gains on the sale of certain securities held in the Company's investment portfolio, and to a lesser

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

extent a gain on the sale of the Megapoker route (see Note 14 of the Notes to the Consolidated Financial Statements).

     Discontinued Operations

     During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and the sale of CMS. This is in connection with the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

     In December 1992 the Company sold its interest in PRC for $28.7 million, recognizing a gain of $23.6 million. The net gain on the discontinued riverboat operation after including fiscal 1993 income from operations and after deducting the effective income taxes was $14.3 million.

     In September 1993 the Company sold its ownership interest in CMS for $3.0 million recognizing a pre-tax loss of $2.0 million. The net loss on the discontinued CMS operation after including fiscal 1993 income from operations and after adding back the effective income tax benefit was $811,000.

Fiscal 1992 Compared to Fiscal 1991

     Net income for fiscal 1992 increased 114.3% to $64,784,000 or $.54 ($.52 fully diluted) per share compared to net income of $30,230,000 or $.26 per share (adjusted to reflect two-for-one stock splits effective March 24, 1992 and March 17, 1993) for fiscal 1991. This growth in earnings is attributable to the combination of increased unit sales, improved margin on product sales as well as higher revenues from the Company's linked progressive systems including machine lease revenues. Net income for fiscal 1992 was adversely affected by a charge of $3.2 million to record the write-down of goodwill relating to the acquisition of EDT in January 1992, as well as the application of an additional $2.9 million of the EDT goodwill to the net losses on the dispositions of the Nevada route and keno systems sales operations.

     Revenues and Cost of Sales

     Total revenues for fiscal 1992 increased 56.0% to $363.6 million from $233.0 million for fiscal 1991. The growth in revenue was composed of increases in product sales and gaming operations revenue of $80.7 million and $49.9 million, respectively.

     The increase in product sales revenue of 51.8% to $236.4 million during fiscal 1992 resulted from strong demand in expanding markets including three Colorado mining towns, U.S. military markets, Native American casinos, riverboats in Illinois, Iowa and Mississippi, and increased sales in Queensland, Australia. Product sales to traditional markets, including Nevada, the Company's single largest market, were about the same as the prior year. Approximately 66% of fiscal 1992 unit sales were to new and emerging markets while 34% of product sales were to traditional gaming markets. The growth in product sales revenue during the current fiscal year is also attributable to video gaming terminal (VGT)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

sales to Louisiana and to the Manitoba Lottery Foundation in Canada. Worldwide product sales for the year ended September 30, 1992, included over 46,000 gaming machines as compared to approximately 31,000 during the prior year.

     Revenues from gaming operations grew to $127.2 million in fiscal 1992 from $77.3 million during fiscal 1991, an increase of 64.5%. This percentage increase is primarily due to a higher volume of play on the Nevada progressive systems and higher revenues for franchise and licensing fees for linked progressive systems in Atlantic City casinos. Additionally, income generated from leased machines to the Oregon State Lottery and to customers in Colorado provided new sources of gaming and casino operations revenue in fiscal 1992.

     The increased play on the Nevada systems is primarily a result of enhancements to existing systems including Megabucks and Quartermania, the record Megabucks jackpot of over $9 million which was won on May 30, 1992, as well as the introduction of Fabulous Fifties in August of 1991. Additions to the number of Nevada Nickels system locations also contributed to this growth. The increase in the Atlantic City progressive systems revenue resulted primarily from greater revenues recognized from the Megabucks and Quartermania systems, as well as from the addition of Fabulous Fifties in April 1991 and Star Poker in September 1991.

     The gross profit on product sales grew to 48.3% for fiscal 1992 as compared to 44.6% for fiscal 1991. The improved margin resulted from production efficiencies associated with higher sales volume as well as lower discounts offered during fiscal 1992.

     Expenses

     Gaming operations expense increased $10.0 million to $54.7 million as a result of the growth in the linked progressive systems business mentioned above, as well as increased costs associated with purchasing investments to fund liabilities to jackpot winners. As the number of jackpots won on the Nevada progressive systems increases and the jackpot payouts grow, the costs associated with purchasing investments to fund the liabilities to jackpot winners increase gaming operations expense correspondingly.

     Selling, general and administrative expenses grew 39.2% to $52.6 million for the fiscal year ended September 30, 1992, as compared to $37.8 million for the same prior year period. The increase was due to the Company's sales and marketing efforts in new and existing markets, including international sales in Europe and Australia and the expansion of gaming in Colorado. Additionally, costs associated with the acquisition of the EDT publicly owned common stock, expenses incurred in the public offering of the shares held by the Company in the riverboat operation and increased employee benefits and incentive programs attributable to improved earnings provided for the overall increase in selling, general and administrative expense.

     Depreciation and amortization expense increased $6.9 million to $16.8 million for fiscal 1992, compared to $9.9 million for fiscal 1991, resulting from depreciation recorded on machines leased in Colorado and Oregon as well as amortization of goodwill related to the acquisition of

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

the EDT publicly owned common stock in January 1992. Research and development expense grew to $11.8 million from $9.4 million attributable to expenses related to product upgrades and enhancements and developments of new proprietary software systems.

     The provision for bad debts decreased $207,000 to $4.6 million as the Company feels the reserves for uncollectible receivables are adequate.

     Other Income and Expense

     Interest income for fiscal 1992 increased $6.4 million or 53.7% to $18.4 million over the prior year period primarily as a result of the investment of proceeds received from the issuance in May 1991 of $115 million principal amount of Convertible Subordinated Notes. Additionally, the growth is attributable to the income recognized on the Company's cash investments utilized to pay progressive systems jackpot winners. Interest expense increased 80.3% to $10.8 million as a result of the issuance of the Convertible Subordinated Notes, and the additional interest expense recorded on the liabilities to progressive systems jackpot winners.

     The Company recorded a benefit of $256,000 related to the minority interest in losses of EDT. This compares to a benefit of $1,248,000 for the minority interest in losses of EDT in fiscal 1991.

     The Company recorded a net loss of $1.0 million on the sale of assets primarily composed of the $893,000 net loss on the sale of the Nevada Route operations (see Note 14 of the Notes to the Consolidated Financial Statements).

     During fiscal 1992, the Company recorded a $3.2 million charge to other non-operating expense resulting from the write-down of goodwill associated with the acquisition of EDT publicly owned common stock in January 1992. The goodwill was assigned proportionally to the separable asset groups acquired and the remaining goodwill in which the Company could not justifiably assign was written-off.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital

     Working capital increased $119.3 million during the year to $376.4 million at September 30, 1993 primarily as a result of a $51.8 million increase in short-term investments, a $25.4 million increase in accounts receivable, a $16.2 million increase in cash and cash equivalents, a $16.1 million increase in current maturities of long-term notes and contracts receivable and a $12.4 million increase in inventories. The increase in accounts receivable is due to large sales in September 1993 to two new hotel casinos in Las Vegas, Nevada mentioned above and increased sales in the fourth quarter to the Company's Indian casino distributor. The increase in short-term investments and cash and cash equivalents resulted from the generation of cash from operating and investing activities. The increase in the current maturities of long-term notes and contracts receivable is a result of an increase in the amount of sales financed in fiscal 1993, particularly in the last two quarters of the year. Of the $12.4 million increase in inventories, $11.8 million represents an increase
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

in raw materials used to support increased production levels and greater product diversification.

     Cash Flow

     During fiscal 1993, the Company's cash and cash equivalents increased $16.2 million to $85.3 million. Cash provided by operating activities for the years ended September 30, 1993, 1992 and 1991 totaled $56.1 million, $38.6 million and $59.0 million, respectively. Cash provided by operating activities was reduced by significant increases in receivables and inventories during 1992 and 1993. Larger inventories have been required to support increased sales. The Company has also been able to provide financing for the product sales growth. The primary sources of cash from financing activities included $48.0 million, $33.5 million and $26.8 million in proceeds from systems to fund liabilities to jackpot winners for the years ended September 30, 1993, 1992 and 1991, respectively. In 1993, for the first time in the Company's history, cash dividends were paid, totaling $7.4 million. Additionally, during the fiscal year ended September 30, 1991, the Company received net proceeds of $89.4 million from the issuance of $115 million principal amount of Convertible Subordinated Notes.

     Purchases of property, plant, and equipment totaling $46.0 million, $32.5 million and $20.4 million in fiscal 1993, 1992 and 1991, respectively, partially offset increases in cash and cash equivalents during these periods. The additions to property, plant, and equipment consist primarily of the capitalization of gaming machines and equipment leased in certain gaming jurisdictions along with purchases of office furniture and computer equipment to support the Company's expansion. Additionally in fiscal 1993, the Company acquired land and office buildings of $5.2 million for use by corporate and engineering personnel and a $10.0 million aircraft for regional and international travel needs. The Company entered into an agreement to purchase approximately 78 acres for the Company's future plant and facilities expansion for a total purchase price of approximately $6,129,000, (see Note 19 to the Consolidated Financial Statements). The funds for this purchase, as well as the other capital expenditures anticipated during fiscal 1994, will be derived from the Company's existing cash flow.

     The Company's cash requirements for purposes of principal payments on outstanding debt declined substantially from $28.5 million in fiscal 1991 to $0.9 million in fiscal 1993, as a result of the repayment of outstanding debt through the issuance of the Convertible Subordinated Notes. Assuming no material change in the financial markets, the Company anticipates that all of the $60.0 million principal amount of outstanding notes at September 30, 1993 will be converted to common stock by the third quarter of fiscal 1994.

     During December 1992, the Company received $44.7 million in proceeds from the initial public offering of the Company's ownership of certain riverboat operations. These proceeds consisted of $16.2 million as payment for outstanding loans including interest from the riverboat operations and $28.5 million as proceeds from the sale of 100% of its equity in the riverboat operations. The Company also received $1,000,000 as cash proceeds from the sale of its ownership in CMS International. See Note 12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

to the Consolidated Financial Statements for discussion of Discontinued Operations.

     Stock Repurchase Plan

     On October 3, 1989, the Board of Directors authorized the repurchase of up to ten percent of the Company's then outstanding shares. Pursuant to such Board action a total of 8,338,904 shares (as adjusted for the two-for-one stock splits effective July 16, 1990, August 23, 1991, March 24, 1992, and March 17, 1993) had been repurchased as of September 30, 1990. On October 4, 1990, the Board reaffirmed this authorization and authorized a further repurchase of 12.0 million shares to a total of 23.6 million shares. During the three years ended September 30, 1993,the Company repurchased an additional 2,768,876 shares for an aggregate purchase price of $8,895,000.

     Recently Issued Accounting Standards to be Adopted

     The Financial Accounting Standards Board issued in May 1993 SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement, effective for the Company's fiscal year ending September 30, 1995, will require that unrealized gains and losses on securities defined as "trading securities" be included in income and that unrealized gains and losses on securities defined as "available-for-sale" will be excluded from income and reported in a separate component of stockholders' equity. If this standard had been adopted at September 30, 1993, the unrealized gains and losses on trading securities would have increased income from continuing operations before income taxes by $258,000 in fiscal 1993, and the unrealized gains and losses on available-for-sale securities would have increased stockholders' equity by $14,871,000 at September 30, 1993.

     Lines of Credit

     As of September 30, 1993, IGT-North America had a $7.5 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of facilitating standby letters of credit, and the Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for
letters of credit.   At September 30, 1993, $4,092,000 was available under
this line of credit.

     IGT-Australia had a $440,000 (Australian) bank line of credit available as of September 30, 1993. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At September 30, 1993, no funds were drawn under this line.

     The Company is required to comply, and is in compliance, with certain covenants contained in its line of credit agreement which, among other things, limit financial commitments the Company may make without the written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


     Riverboat Disposition

     During December 1992, the Company transferred 100% of its ownership interest in three riverboat partnerships to President Riverboat Casinos, ("PRC") a company incorporated to facilitate a public offering of the riverboat gaming operations. In exchange for the transfer of its ownership interests, the Company received 1,671,429 shares of PRC common stock representing an approximate 32% ownership of PRC.

     The Company subsequently sold all of its 1,671,429 shares of PRC common stock in an initial public offering (the "IPO") of PRC effective December 17, 1992. The Company realized net proceeds from the IPO of $28.5 million and recognized a pre-tax gain of $23.6 million on the sale. PRC additionally repaid $16.2 million in outstanding notes to the Company, plus accrued interest.

     CMS Disposition

     Effective September 30, 1993, the Company sold its equity ownership interest in CMS to Summit Casinos-Nevada, Inc., ("Summit"), whose owners include senior management of CMS. The sale consisted of $750,000 in cash for the Company's ownership of CMS's preferred stock and $250,000 in cash and a note of $2,043,529 for CMS's common stock. Additionally, the Company acquired a stock purchase warrant entitling the Company to purchase a 4.84% of CMS at a per share price approximately equal to the book value of CMS ("the CMS Warrant"). The CMS Warrant, which expires on the earlier of September 30, 2003 or the closing of an underwritten public offering of CMS, is exchangeable for a Warrant to purchase shares of common stock of any other affiliate of Summit which proposes an underwritten public offering of its common stock. The Company will remain as guarantor on certain indebtedness of CMS, which had an aggregate balance of $18.6 million at September 30, 1993. Management believes the likelihood of losses relating to these guarantees is remote (see Note 12 of the Notes to the Consolidated Financial Statements).

IMPACT OF INFLATION

     Inflation has not had a significant effect on the Company's operations during the three fiscal years ended September 30, 1993.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                         Page

     Independent Auditors' Report . . . . . . . . . . . . . . . . .    30

     Consolidated Statements of Income for the
     years ended September 30, 1993, 1992 and 1991. . . . . . . . .    31

     Consolidated Balance Sheets, September 30, 1993
     and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

     Consolidated Statements of Cash Flows for the
     years ended September 30, 1993, 1992
     and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

     Consolidated Statements of Changes in Stockholders'
     Equity for the years ended September 30,
     1993, 1992 and 1991. . . . . . . . . . . . . . . . . . . . . .    37

     Notes to Consolidated Financial Statements . . . . . . . . . .    38


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries as of September 30, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 1993. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and Subsidiaries as of September 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 DELOITTE & TOUCHE


 Reno, Nevada
 November 9, 1993


              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
                                           Years Ended September 30,
REVENUES:                           1993           1992           1991
  Product sales . . . . . . .   $    335,641   $    236,372   $    155,682
  Gaming operations . . . . .        142,389        127,222         77,320
    Total revenues (including
      related party transactions
      of $6,680, $5,027
      and $12,108 . . . . . .        478,030        363,594        233,002

COSTS AND EXPENSES:
  Cost of product sales . . .        167,017        122,125         86,185
  Gaming operations . . . . .         62,715         54,680         44,684
  Selling, general and
  administrative. . . . . . .         57,526         52,646         37,831
  Depreciation and
    amortization. . . . . . .         20,196         16,826          9,883
  Research and development. .         16,523         11,807          9,361
  Provision for bad debts . .          3,815          4,608          4,815
  Total costs and expenses. .        327,792        262,692        192,759

INCOME FROM OPERATIONS. . . .        150,238        100,902         40,243
OTHER INCOME (EXPENSE):
  Interest income . . . . . .         26,283         18,409         11,974
  Interest expense  . . . . .   (     12,749)  (     10,790)  (      5,986)
  Gain (loss) on the sale of
    assets. . . . . . . . . .         10,090   (      1,049)  (        202)
  Other . . . . . . . . . . .            282   (      2,785)         2,340
  Other income (expense),
    net . . . . . . . . . . .         23,906          3,785          8,126

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . .        174,144        104,687         48,369

PROVISION FOR INCOME TAXES. .         68,566         41,403         18,589

INCOME FROM CONTINUING
  OPERATIONS. . . . . . . . .        105,578         63,284         29,780

DISCONTINUED OPERATIONS:
  Income from operations, net
    of taxes of $257, $893,
    and $18 . . . . . . . . .            705          1,500            450
  Gain on disposition, net
    of taxes of $8,888. . . .         12,742              -              -
  Income from discontinued
    operations. . . . . . . .         13,447          1,500            450

NET INCOME. . . . . . . . . .   $    119,025   $     64,784   $     30,230

                                (continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                      (continued from previous page)

(Dollars in thousands except per share amounts)

                                         Years Ended September 30,
                                    1993           1992           1991

PRIMARY EARNINGS PER SHARE:
  Income from continuing
    operations. . . . . . . .   $       0.85   $       0.53   $       0.26
  Income from discontinued
    operations. . . . . . . .           0.11           0.01           0.00
  Net Income. . . . . . . . .   $       0.96   $       0.54   $       0.26
FULLY DILUTED EARNINGS PER SHARE:
  Income from continuing
    operations. . . . . . . .   $       0.80   $       0.51   $       0.26
  Income from discontinued
    operations. . . . . . . .           0.10           0.01           0.00
  Net Income. . . . . . . . .   $       0.90   $       0.52   $       0.26
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING . . . . . . . .    123,617,815    120,081,086    116,818,236

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING FULL
  DILUTION. . . . . . . . . .    136,610,507    135,448,282    117,491,004

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                                     September 30,
(Dollars in thousands)                           1993            1992
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . .  $   85,346     $   69,159
  Short-term investments, at cost
    (market value of $147,123 and $91,003). .     131,994         80,200
  Accounts receivable (including $829 and
    $148 due from related parties), net
    of allowances for doubtful accounts
    of $7,935 and $7,058. . . . . . . . . . .      81,857         56,439
  Current maturities of long-term notes
    and contracts receivable (including
    $175 and $1,766 due from related
    parties), net of allowances . . . . . . .      60,673         44,535
Inventories:
  Raw materials . . . . . . . . . . . . . . .      40,225         28,421
  Work-in-process . . . . . . . . . . . . . .       4,998          2,306
  Finished goods. . . . . . . . . . . . . . .      29,855         31,960
  Total inventories . . . . . . . . . . . . .      75,078         62,687
  Deferred income taxes . . . . . . . . . . .      10,932              -
  Prepaid expenses and other. . . . . . . . .      14,255         10,189
      Total current assets. . . . . . . . . .     460,135        323,209

LONG-TERM NOTES AND CONTRACTS RECEIVABLE
  (including $651 and $3,021 due from
  related parties), net of allowances
  and current maturities. . . . . . . . . . .      46,908         26,238

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land. . . . . . . . . . . . . . . . . . . .         989          5,654
  Buildings . . . . . . . . . . . . . . . . .       4,213         14,345
  Gaming operations equipment . . . . . . . .      39,375         42,006
  Manufacturing machinery and equipment . . .      43,456         28,554
  Leasehold improvements. . . . . . . . . . .       5,529          9,388
  Total . . . . . . . . . . . . . . . . . . .      93,562         99,947
  Less accumulated depreciation and
    amortization. . . . . . . . . . . . . . .    ( 42,689)     (  39,920)
      Property, plant and equipment,
      net . . . . . . . . . . . . . . . . . .      50,873         60,027

INVESTMENTS IN UNCONSOLIDATED AFFILIATES. . .           -          4,672

LONG-TERM NOTES RECEIVABLE FROM
  UNCONSOLIDATED AFFILIATES . . . . . . . . .           -         13,167

INVESTMENTS TO FUND LIABILITIES
  TO JACKPOT WINNERS. . . . . . . . . . . . .      82,266         50,550

OTHER ASSETS. . . . . . . . . . . . . . . . .       6,411         12,110

    Total Assets. . . . . . . . . . . . . . .    $646,593      $ 489,973

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in thousands)                                 September 30,
                                                    1993         1992
CURRENT LIABILITIES:
  Current maturities of long-term notes
    payable and capital lease
    obligations . . . . . . . . . . . . . . . .    $    462    $   1,865
  Accounts payable. . . . . . . . . . . . . . .      22,620       18,454
  Jackpot liabilities . . . . . . . . . . . . .      11,882        8,604
  Accrued employee benefit plan
    liabilities . . . . . . . . . . . . . . . .      19,651       14,555
  Accrued interest payable. . . . . . . . . . .       1,352        2,150
  Accrued vacation liability. . . . . . . . . .       3,771        3,031
  Accrued and deferred income taxes . . . . . .      11,649        4,634
  Other accrued liabilities . . . . . . . . . .      12,362       12,853
    Total current liabilities . . . . . . . . .      83,749       66,146

LONG-TERM NOTES PAYABLE AND CAPITAL
  LEASE OBLIGATIONS NET OF CURRENT
    MATURITIES. . . . . . . . . . . . . . . . .         617       19,965

CONVERTIBLE SUBORDINATED NOTES
  PAYABLE . . . . . . . . . . . . . . . . . . .      59,998       93,999

LONG-TERM JACKPOT LIABILITIES . . . . . . . . .     106,476       72,889

DEFERRED INCOME TAXES . . . . . . . . . . . . .      17,187       21,577

OTHER LIABILITIES . . . . . . . . . . . . . . .          17        1,335

    Total liabilities . . . . . . . . . . . . .     268,044      275,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.000625 par value;
    320,000,000 shares authorized;
    138,938,605 and 130,601,920 shares
    issued. . . . . . . . . . . . . . . . . . .          87           82
  Additional paid-in capital. . . . . . . . . .     146,869       85,584
  Retained earnings . . . . . . . . . . . . . .     259,125      151,922
  Treasury stock; 14,071,460 and
    13,909,218, at cost . . . . . . . . . . . .    ( 27,532)    ( 23,526)

    Total stockholders' equity. . . . . . . . .     378,549      214,062

    Total liabilities and
      stockholders' equity. . . . . . . . . . .    $646,593     $489,973

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                              Years Ended
                                                  September 30,
                                           1993       1992        1991
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . .  $   119,025$    64,784 $    30,230

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization . . . .     20,196     16,826       9,883
  Amortization of long-term debt
    discount and offering costs . . . .      1,517      1,724         527
  Provision for bad debts . . . . . . .      3,815      4,608       4,815
  Gain (loss) on sale of assets . . . .   ( 10,090)     1,049         202
  Gain on sale of discontinued
    operations. . . . . . . . . . . . .   ( 12,742)         -           -
  Donated common stock. . . . . . . . .        250      1,060           -
  (Increase) decrease in assets:
    Receivables . . . . . . . . . . . .   ( 64,763)  ( 66,176)   (  3,716)
    Inventories . . . . . . . . . . . .   ( 12,866)  ( 25,777)      1,155
    Prepaid expenses and other. . . . .   ( 12,440)  (    864)      2,561
    Increase (decrease) in other
    assets. . . . . . . . . . . . . . .      4,110   (     45)      1,519
  Increase in liabilities:
    Accounts payable and accrued
      liabilities . . . . . . . . . . .      7,520     18,817       6,167
    Accrued and deferred income taxes
      payable, net of tax benefit
      of stock option and purchase
      plans . . . . . . . . . . . . . .     12,583     22,963       6,237
  Other . . . . . . . . . . . . . . . .   (       22)(     402)  (    563)
    Total adjustments . . . . . . . . .   (  62,932) (  26,217)    28,787

    Net cash provided by operating
      activities. . . . . . . . . . . .     56,093     38,567      59,017

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property,
    plant and equipment . . . . . . . .   ( 46,064)  ( 32,487)  (  20,429)
  Proceeds from sale of property,
    plant and equipment . . . . . . . .      9,408      6,524       6,884
  Purchase of short-term investments. .   (154,515)  (132,127)  (  67,740)
  Proceeds from sale of short
    term investments. . . . . . . . . .    110,460    120,217           -
  Proceeds from investments to fund
    liabilities to jackpot winners. . .     11,139      6,754       5,651
  Purchase of investments to fund
    liabilities to jackpot winners. . .   ( 46,262)  ( 20,763)  (  22,643)
  Investment in and advances to
    unconsolidated affiliates . . . . .     29,749          -           -

    Net cash used in investing
      activities. . . . . . . . . . . .  (  86,085) (  51,882)  (  98,277)

    (continued)
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (continued from previous page)

(Dollars in thousands)                              Years Ended
                                                   September 30,
                                            1993       1992        1991

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt. . . . . .   (    870)  (  1,331)  (  28,482)
  Payments on liabilities to jackpot
    winners . . . . . . . . . . . . . .   ( 11,139)  (  6,754)  (   5,651)
  Collections from systems to fund
    liabilities to jackpot winners. . .     48,003     33,546      26,806
  Proceeds from stock options
    exercised . . . . . . . . . . . . .      7,520      2,807       1,213
  Proceeds from employee stock
    purchases . . . . . . . . . . . . .        869        563         350
  Payments for purchase of treasury
    stock . . . . . . . . . . . . . . .   (  4,006)  (  1,669)  (   3,220)
  Payments of cash dividends. . . . . .   (  7,350)         -           -
  Long-term debt issue costs. . . . . .          -          -   (   2,636)
  Proceeds from long-term debt. . . . .          -          -     103,524
  Foreign currency exchange loss. . . .   (    726) (   1,737)   (    352)

    Net cash provided by financing
      activities. . . . . . . . . . . .     32,300     25,425      91,552

NET CASH PROVIDED BY CONTINUING
  OPERATIONS. . . . . . . . . . . . . .      2,308     12,110      52,292

CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS . . . . . . .     13,879  (     887)  (  16,367)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR . . . . . . . . . .     69,159     57,936      22,011

CASH AND CASH EQUIVALENTS AT
  END OF YEAR . . . . . . . . . . . . .   $ 85,346  $  69,159   $  57,936

The accompanying notes are an integral part of these consolidated financial statements.

                INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in                           Additional
thousands)            Common Stock    Paid-in    Retained    Treasury
                      Shares Amount   Capital    Earnings     Stock    Total
BALANCE AT
 OCTOBER 1, 1990....  124,144  $78    $53,474    $57,782  $(18,637)  $ 92,697
 Stock options
  exercised..........   1,908    1      1,212          -         -      1,213
 Currency translation
  adjustments........       -    -          -   (    353)        -   (    353)
 Tax benefit of
  stock options......       -    -      2,830          -         -      2,830
 Purchase of treasury
  stock..............       -    -          -          -  (  3,220)  (  3,220)
 Employee stock
  purchases..........     208    -        350          -         -        350
 Net income..........       -    -          -     30,230         -     30,230
BALANCE AT
 SEPTEMBER 30, 1991.. 126,260   79     57,866     87,659   (21,857)   123,747
 Stock options
  exercised..........   3,155    3      2,802          -         -      2,805
 Donated stock.......      93    -      1,060          -         -      1,060
 Currency translation
  adjustments........       -    -          -   (  1,737)        -   (  1,737)
 Tax benefit of
  stock options......       -    -     12,358          -         -     12,358
 Purchase of treasury
  stock..............       -    -          -          -  (  1,669)  (  1,669)
 Employee stock
  purchases..........     209    -        563          -         -        563
 Conversion of
  subordinated notes.      11    -         85          -         -         85
 EDT share exchange..     874    -     10,850      1,216         -     12,066
 Net income..........       -    -          -     64,784         -     64,784
BALANCE AT
 SEPTEMBER 30, 1992.. 130,602   82     85,584    151,922   (23,526)   214,062
 Stock options
  exercised..........   2,731    2      7,518          -         -      7,520
 Donated stock.......       9    -        250          -         -        250
 Currency translation
  adjustments........       -    -          -   (    727)        -   (    727)
 Tax benefit of
  stock options......       -    -     18,137          -         -     18,137
 Purchase of treasury
  stock..............       -    -          -          -  (  4,006)  (  4,006)
 Employee stock
  purchases..........      70    -        869          -         -        869
 Conversion of
  subordinated notes.   5,527    3     34,511          -         -     34,514
 Dividends declared..       -    -          -   ( 11,095)        -    (11,095)
 Net income..........       -    -          -    119,025         -    119,025
BALANCE AT
  SEPTEMBER 30, 1993. 138,939  $87   $146,869   $259,125  $(27,532)  $378,549

The accompanying notes are an integral part of these consolidated financial statements.
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     Organization - International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT (recently renamed IGT-North America), and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, the Company directly or indirectly owns 100% of IGT-International, ("IGT-International"), 100% of IGT-Australia, Pty. Ltd. ("IGT-Australia"), 100% of IGT-Europe b.v. ("IGT-Europe"), 99.75% of IGT-Iceland Ltd. ("IGT-Iceland") and 100% of IGT-Japan k.k. ("IGT-Japan"). In December 1993 the Company sold its interest in its riverboat partnerships and additionally on September 30, 1993 sold its interest in CMS-International ("CMS").

     IGT-North America is the largest manufacturer of computerized casino gaming products and proprietary systems in the world. IGT-North America believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures "SMART" systems which monitor slot machine play and track player activity. In addition to gaming product sales and leases, IGT-North America has developed and sells computerized linked proprietary systems to monitor video gaming terminals and has developed specialized video gaming terminals for lotteries and other applications. IGT-North America also develops and operates proprietary software linked progressive systems. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

     IGT-International was established in September 1993 to oversee all sales of gaming products outside of North America by the Company's foreign subsidiaries and to conduct sales either directly or through distributors in countries not served by the Company's foreign subsidiaries.

     IGT-Australia, located in Sydney, Australia, manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

     IGT-Europe was established in The Netherlands in February 1992 to distribute and market gaming products in Eastern and Western Europe and Africa. Prior to providing direct sales, the Company sold its products in these markets through a distributor.

     IGT-Iceland was established in September 1993 to provide video lottery system software, machines, equipment and technical assistance to support Iceland's video lottery operations.

     IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. On April 16, 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market, and the Company began delivery of these machines during the third quarter of fiscal 1993.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARI

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     (continued)

     Discontinued Operations

     Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President riverboat casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to PRC in exchange for 1,671,429 shares of PRC common stock. These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992 (see Note
12).

     CMS, established in August 1988, operated casinos and hotel/casinos for the Company including the Silver Club hotel and casino and The Treasury Club casino in Sparks, Nevada, the El Capitan Club in Hawthorne, Nevada and the King's Casino on the island of Antigua in the Caribbean. Effective September 30, 1993 the Company sold its ownership interest in CMS to Summit Casinos Nevada, Inc. (see Note 12).

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The disposal of interests in riverboat partnerships and CMS (collectively, "casino operations") has been accounted for as discontinued operations. Accordingly, operating results and cash flows of casino operations are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows. Prior year financial statements have been restated to conform to the current year presentation.

     Common Stock Split - On March 17, 1993, the Company effected a two-for-one split of its common stock and a corresponding reduction in the par value of its common stock from $.00125 to $.000625 per share. Prior years' shares outstanding and per share amounts have been restated to reflect the stock split.

     Product Sales - The Company makes product sales for cash, on normal credit terms (90 days or less), over longer term installments, and through participation in the net winnings of the machines until the purchase price is paid. Generally, sales are recorded when title passes to the customer. Participation sales are recorded when the product is installed unless the customer does not agree in writing to keep the product installed until the purchase price is paid, in which case the installment method is used.

     Sales of slot management systems generally involve contracts covering periods up to twelve months. Billings on such contracts are made periodically in accordance with contract terms. Revenues are recognized when the title passes to the customer.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     (continued)

     Gaming Operations - Gaming operations revenues consist of revenues relating to the operations of the proprietary systems division, a share of the net gaming winnings from the operation of machines at customer locations, and the lease and rental of gaming and video lottery machines. Revenue from systems products installed in New Jersey casinos is not recognized until receipt is assured.

     The Company's proprietary systems are primarily operated in Nevada and Atlantic City, New Jersey. In Atlantic City, each system is operated by an independent trust managed by representatives from the participating casinos. The trust records a liability to the Company for annual casino fees as well as machine rental fees. In Nevada, the systems are operated by the Company. The Nevada casinos retain the net win, less a percentage paid to the Company to fund the progressive jackpots. The Company earns interest on these funds until jackpots are paid. These jackpots are paid out in equal installments without interest over a twenty year period. The Company records the percentage received as revenue and records as expense all costs associated with its obligation to fund the jackpot liabilities.

     The following table shows the revenues recorded from gaming operations.
                                             Years Ended
(Dollars in thousands)                       September 30,
                                       1993      1992      1991

     Proprietary Systems. . . .      $124,275  $106,639  $ 61,345
     Lease Operations . . . . .        18,114    20,583    15,975
     Total. . . . . . . . . . .      $142,389  $127,222  $ 77,320

     At September 30, 1993 and 1992, the Company had accrued approximately $118.4 million and $81.5 million, respectively, for its share of outstanding progressive jackpot liabilities. This liability includes the amount required to provide for payments to systems jackpot winners. The Company is required to maintain cash and investments relating to systems liabilities in separate accounts.

     Cash and Cash Equivalents - This includes cash required for funding current systems jackpot payments as well as purchasing investments to meet obligations for making payments to jackpot winners. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less they are considered cash equivalents. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

     Short-Term Investments - This represents a portfolio of marketable securities consisting primarily of U.S. government securities, corporate bonds with original maturities beyond three months and common and preferred stocks. Similar items with original maturities of three months or less are considered to be cash equivalents. Marketable securities are carried at the lower of their aggregate cost or market value.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     (continued)

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Depreciation and Amortization - Depreciation and amortization are provided on the straight-line method over the following useful lives:

        Gaming operations equipment . . . . . . . . .   1 to 5 years
        Manufacturing machinery and equipment . . . .   3 to 5 years
        Buildings . . . . . . . . . . . . . . . . . .   40 years
        Leasehold improvements. . . . . . . . . . . .   Term of Lease
        Building under capital lease. . . . . . . . .   Term of Lease

     Maintenance and repairs are expensed as incurred. The costs of improvements are capitalized. Gains or losses on the disposition of assets are included in income.

     Investments to Fund Liabilities to Jackpot Winners - These investments represent discounted U.S. Treasury Securities purchased to meet obligations for making payments to Nevada, Mississippi, Colorado and South Dakota linked progressive systems winners. Such investments are stated at cost. Nevada and Mississippi gaming regulations provide how these funds are to be maintained.

     Other Assets - Other assets include debt issue costs, deposits, patents, goodwill and gaming rights. Debt issue costs are amortized as a component of interest expense on the Convertible Subordinated Notes (see
Note 11). The cost of gaming rights is amortized on a straight-line basis over the terms of the agreements. Patents and goodwill are amortized over periods of seven years and five years, respectively.

     Earnings Per Share - Earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding. Prior period weighted average shares outstanding and earnings per share have been restated to reflect the effects of the Company's 1993 stock split. The Convertible Subordinated Notes (see Note 11) are not common stock equivalents, and they were excluded from the calculation of fully-diluted earnings per share in 1991 when their effect was anti-dilutive.

     Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars for consolidated reporting purposes in accordance with SFAS No. 52. All asset and liability accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation adjustments have been accumulated as a component of stockholders' equity, being netted against retained earnings due to the immateriality of the amounts. The effect on the consolidated statements of operations of translation gains and losses is insignificant for all years presented.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     (continued)

     Recently Issued Accounting Standards to be Adopted - The Financial Accounting Standards Board issued in May 1993 SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement, effective for the Company's fiscal year ending September 30, 1995, will require that unrealized gains and losses on securities defined as "trading securities" be included in income and that unrealized gains and losses on securities defined as "available-for-sale" will be excluded from income and reported in a separate component of stockholders' equity. If this standard had been adopted at September 30, 1993, the unrealized gains and losses on trading securities would have increased income from continuing operations before income taxes by $258,000 in fiscal 1993, and the unrealized gains and losses on available-for-sale securities would have increased stockholders' equity by $14,871,000 at September 30, 1993.

     Reclassification - Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1993.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business Segments

     The Company operates principally in two lines of business: the manufacture of gaming products and gaming operations. The table below presents information as to the Company's operations in different industries.
                                                 Years Ended
(Dollars in thousands)                          September 30,
                                        1993       1992       1991
REVENUES:
  Manufacture of Gaming Products. .    $335,641   $236,372  $155,682
  Gaming Operations . . . . . . . .     142,389    127,222    77,320
    Total . . . . . . . . . . . . .    $478,030   $363,594  $233,002

OPERATING PROFIT:
  Manufacture of Gaming Products. .    $175,888   $115,705  $ 69,378
  Gaming Operations . . . . . . . .      62,391     59,381    26,842
    Total . . . . . . . . . . . . .     238,279    175,086    96,220

OTHER EXPENSES, INCLUDING
  INTEREST EXPENSE. . . . . . . . .      64,135     70,399    47,851

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . .    $174,144   $104,687  $ 48,369

CAPITAL EXPENDITURES:
  Manufacture of Gaming
  Products. . . . . . . . . . . . .   $   8,499  $   3,560  $  1,919
  Casino Operations . . . . . . . .           -      1,182     2,132
  Gaming Operations . . . . . . . .      20,269     22,808    13,302
  Corporate . . . . . . . . . . . .      17,345      7,587     6,181
    Total . . . . . . . . . . . . .    $ 46,113   $ 35,137  $ 23,534

DEPRECIATION AND AMORTIZATION:
  Manufacture of Gaming Products. .   $   1,740  $   1,655  $  1,436
  Gaming Operations . . . . . . . .      14,699     11,860     5,956
  Corporate . . . . . . . . . . . .       3,757      3,311     2,491
    Total . . . . . . . . . . . . .    $ 20,196   $ 16,826  $  9,883

                                                September 30,
                                         1993       1992      1991
IDENTIFIABLE ASSETS:
  Manufacture of Gaming Products. .    $262,454   $188,852   $95,515
  Casino Operations . . . . . . . .           -     30,737    29,785
  Gaming Operations . . . . . . . .     151,234    117,595    78,328
  Corporate . . . . . . . . . . . .     232,905    152,789   141,977
    Total . . . . . . . . . . . . .    $646,593   $489,973  $345,605


              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business Segments (continued)

     The Company has operations based in the United States, Canada, Australia and Europe. The table below presents information as to the Company's operations by geographic region.

(Dollars in thousands)                         Years Ended
                                             September 30,
                                    1993           1992          1991
REVENUES:
  United States . . . . . . . .   $ 427,697      $ 332,299     $ 208,988
  Canada. . . . . . . . . . . .      13,743              -             -
  Australia . . . . . . . . . .      39,681         34,580        25,166
  Europe. . . . . . . . . . . .      11,485          2,878             -
  Eliminations. . . . . . . . .    ( 14,576)      (  6,163)     (  1,153)
    Total . . . . . . . . . . .   $ 478,030      $ 363,594     $ 233,002

OPERATING PROFIT:
  United States . . . . . . . .   $ 224,152      $ 163,597     $  87,228
  Canada. . . . . . . . . . . .       4,241              -             -
  Australia . . . . . . . . . .      15,269         13,671         8,723
  Europe. . . . . . . . . . . .       1,025            513             -
  Eliminations. . . . . . . . .    (  6,408)      (  2,695)          269
    Total . . . . . . . . . . .     238,279        175,086        96,220

OTHER EXPENSES, INCLUDING
  INTEREST EXPENSE. . . . . . .      64,135         70,399        47,851

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . .    $174,144       $104,687      $ 48,369

                                              September 30,
                                     1993           1992          1991
IDENTIFIABLE ASSETS:
  United States . . . . . . . .    $600,472       $460,686      $328,239
  Canada. . . . . . . . . . . .       8,047              -             -
  Australia . . . . . . . . . .      27,067         24,465        17,366
  Europe. . . . . . . . . . . .      11,007          4,822             -
    Total . . . . . . . . . . .    $646,593       $489,973      $345,605

     On a consolidated basis the Company does not recognize intersegment revenues or expenses upon the transfer of gaming products between segments. Operating profit is revenue and interest income less cost of sales and operating expenses, including related operating depreciation and amortization, and provisions for bad debts. Other expenses include selling, general and administrative expense, interest expense, interest income and research and development expense.

     During the fiscal years ended September 30, 1993 and 1992, the Company made net sales of $40.2 million and $27.1 million, respectively, to Sodak Gaming, the Company's principal distributor of gaming products to Native American Indian reservations in Wisconsin, Minnesota and to other areas in the midwest and western United States. These sales aggregated approximately 11.1% and 11.4% of the Company's total product sales for the

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIAR

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business Segments (continued)

fiscal years 1993 and 1992, respectively. The Company believes the loss of this customer would not have a long term material adverse effect on product sales of the Company as other means of distribution to this market is available. No single customer accounted for more than 10% of total product sales of the Company during the fiscal year ended September 30, 1991.

     The Company had total export sales from the United States of approximately $13,522,000, $29,006,000 and $25,514,000 during the fiscal years ended September 30, 1993, 1992 and 1991, respectively. This amount declined in the year ended September 30, 1993 primarily due to the exclusion of Canadian sales in fiscal 1993 as a result of the Company's production of gaming machines in Canada starting in late fiscal 1992.

3.   Notes and Contracts Receivable

     The Company grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

     The Company has provided loans, principally for financial assistance, to several customers. At September 30, 1993 and 1992, the balance of such loans totaled $994,000 and $936,000, respectively, net of the related allowance for doubtful accounts of $25,000 and $321,000, respectively. These loans are generally for terms of one to five years with interest at prevailing rates.

     The following table represents, at September 30, 1993, the estimated future collections of notes and contracts receivable (net of allowances):

          Years Ending September 30,         Estimated Receipts
                                             (Dollars in thousands)
          1994      . . . . . . . . . . . . . . . .    $ 60,673
          1995      . . . . . . . . . . . . . . . .      27,202
          1996      . . . . . . . . . . . . . . . .       7,697
          1997      . . . . . . . . . . . . . . . .       3,432
          1998      . . . . . . . . . . . . . . . .       1,607
          1999 and after. . . . . . . . . . . . . .       6,970
                                                       $107,581

     At September 30, 1993 and 1992, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

(Dollars in thousands)                      September 30,
                                          1993        1992
Allowance for doubtful notes
  and contracts:
    Current . . . . . . . . . . . .      $5,588      $2,438
    Long-term . . . . . . . . . . .       3,363       4,361
                                         $8,951      $6,799

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Lines of Credit

     As of September 30, 1993, IGT-North America had a $7.5 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of facilitating standby letters of credit, and the Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for
letters of credit.   At September 30, 1993 $4,092,000 was available under
this line of credit.

     IGT-Australia had a $440,000 (Australian) bank line of credit available as of September 30, 1993. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At September 30, 1993, no funds were drawn under this line.

     The Company is required to comply, and is in compliance, with certain covenants contained in the IGT line of credit agreement which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.


              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Notes Payable,Capital Lease Obligations and
     Liabilities to Jackpot Winners

     Notes payable and capital lease obligations consist of the following as of:


     (Dollars in thousands)                             September 30,
                                                      1993       1992

CMS notes payable to bank, (see Note 12).  Notes
  assumed by Summit Casinos Nevada, Inc . . . . .   $      -   $  19,701

Capital lease obligations (see Note 8). . . . . .      1,079       1,943

Other note payable repaid in 1993 . . . . . . . .          -         186


Total   . . . . . . . . . . . . . . . . . . . . .      1,079      21,830

Less current maturities . . . . . . . . . . . . .   (    462)   (  1,865)

Long-term notes payable and capital lease
  obligations, net of current maturities. . . . .   $    617   $  19,965

     Future fiscal year principal payments of these notes and capital lease obligations at September 30, 1993, are as follows:

     (Dollars in thousands)
                                                       1999 and
      1994      1995      1996      1997      1998      Later
     $  462    $  349    $  195    $   73    $    -    $     -

     In Nevada, Mississippi and South Dakota, the Company receives a percentage of the net win from the linked progressive systems to fund the related jackpot payments. The jackpots are paid off in equal annual installments over either a ten or twenty year period. The following schedule sets forth the future principal payments for the jackpot winners under these systems at September 30, 1993:

     (Dollars in thousands)
     Years Ending
     September 30,
     1994 . . . . . . . . . .           $    9,352
     1995 . . . . . . . . . .                8,604
     1996 . . . . . . . . . .                7,916
     1997 . . . . . . . . . .                7,282
     1998 . . . . . . . . . .                6,358
     1999 and after . . . . .               53,256

     Liabilities to jackpot
       winners. . . . . . . .           $   92,768

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes

     The effective income tax rates on income attributable to continuing operations differ from the statutory U. S. federal income tax rates as follows:
                                            Years Ended
(Dollars in thousands)                       September 30,
                               1993           1992             1991
                         Amount    Rate   Amount   Rate    Amount   Rate

Taxes at federal
  statutory rate. . .   $60,602   34.8%  $35,594  34.0%  $16,445    34.0%
Acquisition goodwill and
  minority interest-EDT     455     .3     2,300   2.2       424      .9
Foreign subsidiaries
  tax . . . . . . . .     2,402    1.4     1,295   1.2    (   66)   ( .1)
State income tax, net     2,273    1.3       563    .5       175      .3
Foreign sales
  corporation . . . .   ( 1,280)  ( .7)  (   740)  (.7)        -       -
Other, net. . . . . .     4,114    2.3     2,391   2.3     1,611     3.3

Actual provision
  for income taxes. .   $68,566   39.4%  $41,403  39.5%  $18,589    38.4%

     Total fiscal 1993 pre-tax income consists of $164,625,000 subject to U.S. taxation and $9,519,000 of foreign taxable income. Total fiscal 1992 pre-tax income consists of $98,434,000 subject to U.S. taxation and $6,253,000 of foreign taxable income. Total fiscal 1991 pre-tax income consists of $49,031,000 domestic taxable income and a loss of $662,000 for foreign operations.

Components of the provision for income taxes on income from continuing operations were as follows:

                                             Years Ended
(Dollars in thousands)                     September 30,
                                      1993      1992       1991

Current:
  Federal . . . . . . . . . .       $ 78,544  $  33,997   $  17,844
  State . . . . . . . . . . .          3,497        659         210
  Foreign . . . . . . . . . .          5,111      1,392           -
  Total current . . . . . . .         87,152     36,048      18,054
Deferred (primarily federal).       ( 18,586)     5,355         535
Total provision from continuing
  operations. . . . . . . . .       $ 68,566   $ 41,403    $ 18,589

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes (continued)

The deferred tax provisions (benefits) are attributable to the following:

                                                Years Ended
(Dollars in thousands)                         September 30,
                                        1993        1992        1991
Excess of accelerated depreciation
  over straight-line depreciation .   $( 1,017)   $(  268)    $(  238)
Provisions for bad debts and receivables
  deductible when written off . . .    (   792)    (1,519)     (1,029)
Provisions for inventory and
  fixed asset valuation adjustments
  deductible for taxes when realized   (   226)   ( 1,092)    (   583)
Book provisions for accrued gaming
  activities reported differently
  for tax purposes. . . . . . . . .    (18,975)     9,151       3,220
Other, net. . . . . . . . . . . . .      2,424    (   917)    (   835)

                                      $(18,586)  $  5,355    $    535

     During 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." The impact of adopting this new standard was not material to any of the consolidated financial statements of the Company for 1993. Prior to 1993, the Company accounted for income taxes under SFAS No. 96.

     Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax items comprising the Company's net deferred tax liability as of September 30, 1993 are as follows:

Year Ended
(Dollars in thousands)September 30, 1993

Deferred tax liabilities:
  Reserve differential for gaming
    activities. . . . . . . . . . . . .   $16,561
  Other . . . . . . . . . . . . . . . .     1,450
        . . . . . . . . . . . . . . . .    18,011
Deferred tax assets:
  Receivable reserve. . . . . . . . . .     5,023
  Reserves not currently deductible . .     3,722
  Difference between book and tax
    basis of property . . . . . . . . .     2,154
  Operating loss carryforwards. . . . .       263
  Other . . . . . . . . . . . . . . . .       594
        . . . . . . . . . . . . . . . .    11,756
  Valuation allowance . . . . . . . . .         -
  Net deferred tax liability. . . . . .   $ 6,255
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes (continued)

     In August of 1993, enacted changes in Federal legislation increased the income tax rate for the fiscal year ended September 30, 1993. The rate increased from 34% to 35%, with a blended rate being applied in fiscal 1993.

7.   Employee Benefit Plans

     Employee Profit Sharing Plans

     In 1980, IGT-North America adopted a qualified profit sharing retirement plan for its employees. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Benefits vest over a seven-year period of employment. Under a discretionary program effective January 1, 1986, and reviewable by the Board annually, contributions are based on 5% of annual IGT-North America pre-tax operating profits above a set minimum. Effective for 1993, 1992 and 1991, the minimum pre-tax operating profits were $44,000,000, $28,000,000 and $12,000,000, respectively, before any allocation to the Plan.

     Additionally, a cash sharing plan was adopted by IGT-North America effective January 1, 1986, in which 5% of annual pre-tax operating profits of IGT-North America (in excess of $44,000,000, $28,000,000 and $12,000,000, for 1993, 1992 and 1991, respectively), are distributed to employees on a semiannual basis. Contributions to the plan are reviewed annually by the Board.

     The Company's other subsidiaries have similar retirement and cash sharing plans with one of the plans designed as a superannuation program. Total consolidated profit sharing and cash sharing expense was $12,564,000, $9,893,000 and $4,573,000 for the fiscal years ended September 30, 1993, 1992 and 1991, respectively.

     IGT-North America maintains a discretionary management bonus and a marketing management bonus plan in which key employees participate. Effective January 1, 1986, 5% of IGT's annual pre-tax operating profits (in excess of $44,000,000, $28,000,000 and $12,000,000 for 1993, 1992 and 1991,
respectively) are distributed under the management bonus plan. Bonuses for marketing management are computed using a formula based on product sales levels and gross profit margins achieved. The Company's other operating subsidiaries maintain similar plans. Total consolidated expense under these plans was $8,435,000,
$5,598,000 and $3,430,000 for the fiscal years ended September 30, 1993, 1992 and 1991, respectively.

     Stock Option Plans

     In 1981, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 27,104,000 shares may be granted and, in 1993, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 3,000,000 shares may be granted to employees and up to 250,000 nonqualified stock options may be granted to non-employee directors of the Company.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Employee Benefit Plans (continued)

Options granted have been granted at fair market value on the date of grant and, except for non-employee director options, typically become exercisable in five annual installments although a shorter period may be provided. At September 30, 1993, options to purchase 4,011,696 shares were available for grant under the plans.

                            Number         Option Price
                           of Shares         Per Share

Outstanding at
September
30, 1992. . . . . . . .    5,283,254     $  .51   -   $18.88
Granted . . . . . . . .      857,160     $22.81   -   $38.63
Cancelled . . . . . . .   (   17,320)    $ 1.26   -   $25.44
Exercised . . . . . . .   (2,730,622)    $  .51   -   $18.875

Outstanding at
September
30, 1993. . . . . . . .    3,392,472     $  .51   -   $38.63
Exercisable
at September
30, 1993. . . . . . . .    1,677,632     $  .51   -   $18.88

     Employee Stock Purchase Plan

     Effective February 26, 1987, the Company adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of the Company's common stock. The term of each option is twelve months, and the exercise date is the last day of the option period. Eligible employees include only those employees who have completed twelve months of continuous service with the Company. The Plan excludes employees who are officers, 5% or more shareholders, employees receiving more than $64,245 in annual compensation and employees of certain subsidiaries.

     An aggregate of 2,400,000 shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. At September 30, 1993, 1,100,472 shares were available under this plan.

     401(k) Matching Program

     Effective January 1, 1993, the Company offered a 401(k) retirement plan contribution matching program. Under the plan agreement, the Company matches 100% of employee contributions up to $500 and an additional 50% of the next $500 contributed by the employee. This allows for maximum annual Company contributions of $750 to each employee's 401(k) account. The employees will be 100% vested in Company contributions at the date the contribution is made. In fiscal 1993 the Company contributed $512,000 under this plan.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Commitments

     The Company leases certain of its facilities and equipment under various agreements for periods through the year 2002. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1993.

(Dollars in thousands)
Years Ending                  Operating  Capital
September 30,                  Leases     Leases     Total

 1994   . . . . . . . . .    $  4,840   $  577     $  5,417
 1995   . . . . . . . . .       4,224      402        4,626
 1996   . . . . . . . . .       3,597      218        3,815
 1997   . . . . . . . . .       2,832       74        2,906
 1998   . . . . . . . . .       2,044        -        2,044
 1999 and after . . . . .       5,768        -        5,768
 Total minimum
   payments . . . . . . .    $ 23,305    1,271     $ 24,576
     Amount representing interest      (    192)
     Capital lease obligations           1,079
     Less current portion              (    462)
     Long-term capital lease
     obligations                       $    617

     The cost and related accumulated depreciation of equipment under capital leases as of September 30, 1993, was $2,010,000 and $1,308,901, respectively, and at September 30, 1992 was $2,979,000 and $1,107,000, respectively.

     Certain of the leases provide that the Company pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease for the Company's existing manufacturing facility in Reno extends through 2001. The lease provides for periodic rental increases.

     The total rental expense for the fiscal years ended September 30, 1993, 1992 and 1991 was approximately $4,753,000, $5,746,000 and
$4,562,000, respectively.

9.   Contingencies

     The Company has been named in and brought lawsuits in the normal course of its business. Management does not expect the outcome of these suits to have a material adverse effect on the Company's financial position or results of future operations.

10.  Related Party Transactions

     Members of the Company's Board of Directors

     A member of the Company's Board of Directors is an officer of, and has INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Related Party Transactions (continued)

an equity interest in, a Nevada gaming business from which the Company recognized revenues of $889,000, $549,000 and $623,000 during the fiscal years ended September 30, 1993, 1992 and 1991, respectively. The Company had contracts and accounts receivable balances from this customer of $836,000 and $724,000 at September 30, 1993 and 1992, respectively. He is also a director and officer of a parent to four additional gaming businesses in Nevada, from which the Company recognized revenues of $3,727,000, $3,668,000 and $7,478,000 during the fiscal years ended
September 30, 1993, 1992 and 1991, respectively. The Company had contracts and accounts receivable balances from these businesses of $804,000 and $97,000 at September 30, 1993 and 1992, respectively.

     Additionally, a member of the Company's Board of Directors is the Chairman of the Board of a Nevada gaming business from which the Company recognized revenues of $2,064,000, $631,000, and $229,000 during the fiscal years ended September 30, 1993, 1992 and 1991, respectively. The Company had contracts and accounts receivable balances from this business of $15,000 at both September 30, 1993 and 1992.

     Riverboat Operations

     The Company had an equity ownership interest in riverboat operations based in Davenport, Iowa and St. Louis, Missouri (see Note 12). The Company recognized revenues from sales to these operations, net of intercompany eliminations for its equity ownership, of $179,000 and $3,778,000 during the fiscal years ended September 30, 1992 and 1991, respectively. The Company had accounts and notes receivable from these businesses of $4,196,000 at September 30, 1992. The Company made loans totalling $11.8 million during the fiscal year ended September 30, 1991, to the partnerships which manage the riverboat operations. Each of the loans included interest at 13%, with annual payments of principal and interest. The principal balance outstanding on the notes at September 30, 1992, was $13,167,000. The Company accrued interest income related to these loans totalling $393,000, $1,645,000 and $757,000 during the fiscal years ended September 30, 1993, 1992 and 1991, respectively. The loans and accrued interest receivable were paid from the proceeds of the public offering discussed in Note 12.

11.  Debt Offering

     In May 1991, the Company completed a $115,000,000 public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001.

     The Notes are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into common stock of the Company at a conversion rate of 129.384 shares per each $1,000 principal amount, subject to adjustments in certain events. During fiscal 1993 and 1992, notes with a face amount of $42,719,000 and $85,000 were converted to 5,527,133 and 10,998 shares of the Company's common stock, respectively.

     The Notes may be redeemed by the Company on or after June 1, 1994, in INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Debt Offering (continued)

whole at any time, or in part from time to time, at specified percentages, graduating annually, of principal amount due at maturity together with accrued and unpaid interest to the date of redemption. Interest payments at 5-1/2% are payable semiannually. The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity. The 5-1/2% semiannual interest payments and the original issue discount represent a yield of 8.5% per annum.

     The Notes are subordinated to prior payment in full of all senior indebtedness of the Company as defined in the indenture governing the Notes, including such indebtedness incurred in the future by the Company and its subsidiaries. Net proceeds from the issue and sale of the Notes were $89,426,800. Approximately $18 million of the proceeds were used to repay indebtedness. The remainder of the proceeds will be used for general corporate purposes, including capital expenditures and working capital.

12.  Discontinued Operations

     In connection with the Company's focus on gaming machine manufacture and proprietary software systems development, the Company has divested its investments in casino operations during fiscal 1993 through the sale of its interest in CMS and President Riverboat Casinos, Inc. ("PRC"). The disposition of these investments has been accounted for as discontinued operations. The revenues from these operations totaled $34,807,000, $35,849,000 and $33,865,000 for fiscal years 1993, 1992 and 1991, respectively. The separate sales transactions of these investments are described below.

     Riverboat Operations

     During December 1992, the Company transferred 100% of its ownership interest in three riverboat partnerships to PRC. In exchange for the transfer of its ownership interests, the Company received 1,671,429 shares of PRC common stock representing an approximate 32% ownership of PRC.

     The Company, under a selling agreement with the principal stockholders of PRC, offered all of its 1,671,429 shares of PRC common stock as a selling shareholder in the initial public offering ("IPO") of PRC, effective December 17, 1992. The Company received proceeds from the IPO of $28.7 million and recognized a pre-tax gain of $23.6 million on the sale. PRC additionally repaid $16.2 million in outstanding notes to the Company, plus all accrued interest.

     CMS International

     Effective September 30, 1993, the Company sold its equity ownership interest in CMS to Summit Casinos-Nevada, Inc., ("Summit"), whose owners include senior management of CMS. The sale consisted of $750,000 in cash for the Company's ownership of CMS's preferred stock and $250,000 in cash and a note of $2,043,529 for CMS's common stock. Additionally, the Company acquired a stock purchase warrant entitling the Company to purchase a 4.84%
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Discontinued Operations (continued)

of CMS at a per share price approximately equal to the book value of CMS ("the CMS Warrant"). The CMS Warrant, which expires on the earlier of September 30, 2003 or the closing of an underwritten public offering of CMS, is exchangeable for a Warrant to purchase shares of common stock of any other affiliate of Summit which proposes an underwritten public offering of its common stock.

     The Company recognized a pre-tax loss of approximately $2.0 million on the sale and will remain as guarantor on certain indebtedness of CMS, which had at September 30, 1993 an aggregate balance of $18.6 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

     The composition of income from discontinued operations in fiscal 1993 is as follows:

(Dollars in Thousands)            Riverboat      CMS
                                 Operations     Int'l      Total

Income from operations. . . . .   $     245    $    717    $   962
Gain (loss) on disposal . . . .      23,586    (  1,956)     21,630
Income (loss) on discontinued
operations before taxes . . . .      23,831    (  1,239)     22,592
Income tax (provision)
benefit . . . . . . . . . . . .   (   9,573)        428    (  9,145)
Income (loss) on discontinued
operations, net of taxes. . . .   $  14,258    $(   811)   $ 13,447

13.  EDT Common Stock

     On January 31, 1992, the stockholders of EDT, previously a 43% owned subsidiary of the Company, approved the exchange of 57% of the EDT common stock owned by the public for common stock of the Company.

     Under the exchange agreement, the market value of the Company's stock used in the conversion was equal to the average of the per share closing prices of the Company's stock on the NYSE for the ten consecutive days ending on the sixth trading day immediately preceding the January 31, 1992, EDT stockholders meeting at which the exchange was approved. As defined, the average price of the Company's stock applied on the conversion date was $49.65, as adjusted to reflect two-for-one stock splits effective March 24, 1992 and March 17, 1993. Accordingly, the outstanding EDT public shares were converted to approximately 876,000 shares of the Company's common stock and EDT became a wholly-owned subsidiary of the Company. The operations of EDT have been merged into those of IGT-North America.

14.  Disposition of Other Operations

     The route and Megapoker operations and Keno systems business were sold during fiscal 1992 and 1993. The Company's route and Megapoker operations
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Disposition of Other Operations (continued)

were sold to Jackpot Enterprises, a Nevada corporation in August and November of 1992, respectively. The route operations included all the route equipment and operating contracts for the Nevada participation locations involving approximately 1,380 gaming machines in 160 locations. This sale resulted in a net loss of $893,000. The Megapoker sale included all gaming services and associated equipment used on the Megapoker route along with licenses for all Megapoker software, trademarks, and tradenames. A net gain of $242,000 was realized on this sale.

     In the first quarter of 1993, the Company completed the sale of its computerized keno system business to Imagineering Systems, Inc. of Reno, Nevada. All development, manufacturing, sales and service functions for the keno systems were included in the sale. The sale did not have a material effect on the Company's consolidated financial statements.

15.  Supplemental Statement of Cash Flows Information

     Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company incurred capital lease obligations to obtain property, plant and equipment in the years ended September 30, 1993, 1992 and 1991 of $46,000, $1,429,000, and
$651,000, respectively. Additionally, the Company exchanged common stock of the Company for EDT common stock (see Note 13). The Company had no additions to long-term notes payable during the fiscal years ended September 30, 1993 and 1992. In fiscal 1991 the Company recorded additions to long-term notes payable of $58,000.

     Payments of interest for the years ended September 30, 1993, 1992 and 1991 were $12,030,000, $12,132,000 and $6,803,000, respectively. Payments for income taxes for the years ended September 30, 1993, 1992 and 1991 were $65,699,000, $31,825,000 and $12,045,000, respectively.

     During fiscal 1993 and 1992 notes with a face amount of $42,719,000 and $85,000 were converted to 5,527,133 and 10,998 shares of the Company's common stock, respectively.

     The Company had dividends declared, but not yet paid at September 30, 1993 totaling $3,746,000.

     The tax benefit of stock options totaled $20,147,000, $12,358,000 and $1,810,000 for the years ended September 30, 1993, 1992, and 1991, respectively.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Selected Quarterly Financial Data (Unaudited)
     (Dollars in thousands, except per share amounts and stock prices)

                                             1991
                        First Qtr    Second Qtr   Third Qtr   Fourth Qtr
Total revenues. . . .   $  52,442    $  56,819     $ 61,033     $  62,708
Income from operations      7,130       10,576       10,884        11,653
Income from continuing
 operations . . . . .       5,461        7,374        7,817         9,128
Income (loss) from
 discontinued
   operations . . . .          61    (   1,415)          34        61,458

Net income. . . . . .       5,522        5,959        8,163        10,586

Primary earnings per share:
 Income from continuing
 operations . . . . .   $     .05    $     .06     $    .07     $     .08
 Income (loss) from
 discontinued
   operations . . . .         .00     (     01)         .00           .01
 Net income . . . . .   $     .05    $     .05     $    .07     $     .09

Stock price
 High . . . . . . . .   $   2-1/8    $   3-3/4     $  6-1/8     $   7-1/4
 Low  . . . . . . . .       1-1/8        1-7/8        3-3/8         5-1/2

                                             1992
                        First Qtr    Second Qtr   Third Qtr   Fourth Qtr
Total revenues. . . .   $  65,163    $  66,835     $114,043     $ 117,553
Income from operations     13,826       17,528       33,089        36,459
Income from continuing
 operations . . . . .       9,909       11,551       19,476        22,348
Income (loss) from
 discontinued
   operations . . . .         613    (     564)         497           954

Net income. . . . . .      10,522       10,987       19,973        23,302

Primary earnings per share:
 Income from continuing
 operations . . . . .   $     .08    $     .10     $    .16     $     .18
 Income (loss) from
 discontinued
   operations . . . .         .01     (    .01)         .00           .01
 Net income . . . . .   $     .09    $     .09     $    .16     $     .19

Stock price
 High . . . . . . . .   $      12    $  17-3/8     $ 17-1/8     $  22-1/8
 Low  . . . . . . . .       6-1/4       10-7/8       11-1/4        12-7/8

                                (continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Selected Quarterly Financial Data (Unaudited)
 (Dollars in thousands, except per share amounts and stock prices)
                      (continued from previous page)

                                             1993
                        First Qtr    Second Qtr   Third Qtr   Fourth Qtr
Total revenues. . . .   $  87,264    $  98,721     $131,987     $ 160,058
Income from operations     25,191       27,468       42,315        55,264
Income from continuing
 operations . . . . .      21,180       18,878       29,647        35,873
Income (loss) from
 discontinued
   operations . . . .      14,369    (     139)         363     (   1,146)

Net income  . . . . .      35,549       18,739       30,010        34,727

Primary earnings per share:
 Income from continuing
 operations . . . . .   $     .17    $     .15     $    .24     $     .29
 Income (loss) from
 discontinued
   operations . . . .         .12          .00          .00     (     .01)
 Net income . . . . .   $     . 29   $     .15     $      .24   $     .28

Stock price
 High . . . . . . . .   $  26-3/8    $      33     $ 39-3/4     $  41-3/8
 Low  . . . . . . . .      17-7/8       23-3/4       28-1/2        32-1/8

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Fair Value of Financial Instruments

     The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."
                                                 September 30, 1993
                                             Carrying       Estimated
                                              Amount        Fair Value
Assets:
 Cash and cash equivalents. . . . . . . . .  $ 85,346        $ 85,346
 Short term investments . . . . . . . . . .   131,994         147,123
 Investments to fund liabilities to
   Jackpot winners. . . . . . . . . . . . .    92,048         108,027
 Notes and contracts receivable . . . . . .   107,581         127,458
Liabilities:
 Convertible subordinated notes
   payable. . . . . . . . . . . . . . . . .    59,998         379,219
 Liabilities to Jackpot winners . . . . . .    92,768         108,747
 Notes payable and capital lease
   obligations. . . . . . . . . . . . . . .     1,079           1,079

 The carrying value of cash and cash equivalents, short term investments to fund liabilities to jackpot winners, accounts receivable, accounts payable, and notes payable and capital lease obligations approximate fair value because of the short term maturity of those instruments. The estimated fair value of short term investments, long term investments to fund liabilities to jackpot winners, and the convertible subordinated notes payable are based on quoted market prices.

 The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts.

 In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. Management does not expect any material losses to result from these off-balance-sheet instruments.

18.  Concentrations of Credit Risk

 The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limits.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Concentrations of Credit Risk (continued)

     Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a significant portion of its products through third party distributors resulting in significant distributor receivables. At September 30, 1993 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

           Regions
           Nevada . . . . . . . . . . . .   29.3%
           Riverboats (greater
             Mississippi River area). . .   18.6%
           Indian Casinos (distributor) .   11.1%
           Colorado . . . . . . . . . . .    8.8%
           Louisiana (distributor). . . .    6.5%

19.  Subsequent Event - Agreement to Purchase 78 acres

     The Company has entered into an agreement to purchase approximately 78 acres for $78,571 per acre or a total price of approximately $6,129,000. The closing of this purchase is subject to the seller receiving certain approvals from the City of Reno including approval to include the acquired parcel within the existing South Meadows Properties Planned Unit Development. Closing is expected to occur in the quarter ending March 31, 1994. The property has been purchased as a site suitable for future construction of expanded manufacturing, warehouse and corporate office facilities.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1994 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Consolidated Financial Statements:

          Reference is made to the Index to Financial Statements and
Related        Information under item 8 in Part II hereof where these
          documents are listed.

(a)(2)    Consolidated Financial Statement Schedules:      Page

          I    Marketable Securities-Other Security
               Investments                                  62

          II   Amounts receivable from related parties and
                 underwriters, promoters, and employees
                 other than related parties                 63

          IV   Indebtedness of Related Parties              64

          VIII Valuation and Qualifying Accounts            65

          IX   Short-term Borrowings                        67

          X    Supplementary Income Statement
               Information                                  67


          Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)    Exhibits

 3.1 Articles of Incorporation of International Game Technology, as amended.

 3.2 Second Restated Code of Bylaws of International Game Technology, dated November 11, 1987.

 4.1 Indenture for the 5-1/2% Convertible Subordinated Notes due June 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 No. 33-39856 filed by the Registrant)

 4.2      Form of Convertible Subordinated Notes due June 1, 2001
          (incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended September 30, 1991.)

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

10.1 Stock Option Plan for Key Employees of International Game Technology, as amended (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-12610 filed by Registrant).

10.2 International Game Technology 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-69400 filed by the Registrant).

10.3 Employee Stock Purchase Plan (incorporated by reference to Exhibit
     28.1 to Registration Statement on Form S-8, File No. 33-20308 filed by the Registrant).

10.4 Route Operating and Purchase Agreement and Megapoker Distribution Agreement dated August 14, 1992, by and between International Game Technology and Jackpot Enterprises, Inc. (incorporated by reference to
     Exhibit 10.3 to Form 10-K for the year ended September 30, 1992).

10.5 Exclusive Distributorship Agreement dated May 5, 1993, between IGT and Sodak Gaming, Inc.

10.6 Underwriting Agreement dated December 10, 1992, between President Riverboat Casinos, Inc. and International Game Technology
     (incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended September 30, 1992).

10.7 Stock Purchase and Redemption Agreement dated December 4, 1992, by and between International Game Technology and Golden Eagle Casinos International (renamed Summit Casinos International,
     Inc.)(incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended September 30, 1992).

10.8 First Amendment to Stock Purchase and Redemption Agreement between International Game Technology and Golden Eagle Casinos International (renamed Summit Casinos International, Inc.) dated March 15, 1993.

10.9 Second Amendment to Stock Purchase and Redemption Agreement between International Game Technology and Summit Casinos International, Inc. (formerly named Golden Eagle Casinos International) dated March 24, 1993.

11        Computation of Earnings Per Share

22        Subsidiaries

24        Independent Auditors' Consent

25        Power of Attorney (See page 63 hereof)

(b)       Reports on Form 8-K



          No report on Form 8-K was filed during the three-month period ended September 30, 1993.

                             POWER OF ATTORNEY

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of December, 1993.
                                        INTERNATIONAL GAME TECHNOLOGY

                                        By:s/John J. Russell
                                             John J. Russell
                                             Director, President, Chief
                                             Executive Officer and Chief
                                             Operating Officer

     Each person whose signature appears below hereby authorizes G. Thomas Baker and Scott H. Shackelton, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                    Title                         Date

s/Charles N. Mathewson        Chairman, Board of       December 22, 1993
Charles N. Mathewson          Directors

s/John J. Russell             Director, President,     December 22, 1993
John J. Russell               Chief Executive Officer
                              and Chief Operating
                              Officer

s/G. Thomas Baker             Vice President Finance   December 22, 1993
G. Thomas Baker               and Chief Financial
                              Officer (Principal
                              Financial Officer)

s/Scott H. Shackelton         Chief Accounting Officer December 22, 1993
Scott H. Shackelton           (Principal Accounting
                              Officer)

                              Director                 December 22, 1993
Warren L. Nelson

s/Wilbur K. Keating           Director                 December 22, 1993
Wilbur K. Keating

s/Frederick B. Rentschler     Director                 December 22, 1993
Frederick B. Rentschler


s/Albert J. Crosson           Director                 December 22, 1993
Albert J. Crosson

                              Director                 December 22, 1993
Claudine B. Williams

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

SCHEDULE I - CONSOLIDATED MARKETABLE SECURITIES-OTHER SECURITY INVESTMENTS

                            September 30, 1993

                          (Dollars in Thousands)



                                 ORIGINAL    MARKET    CARRYING
  TYPE OF INVESTMENT               COST        VALUE     VALUE

Fixed Maturities:

Corporate bonds:
 Investment firms . . . . . . .  $  5,155   $ 5,383    $ 5,146
 Chemical . . . . . . . . . . .     2,300     2,220      2,217
 Entertainment. . . . . . . . .     4,690     4,687      4,631
 Banking  . . . . . . . . . . .     8,744     8,890      8,666
 Financial services . . . . . .     5,434     5,407      5,359
 General industry . . . . . . .     3,976     4,188      3,984
 Municipals . . . . . . . . . .     5,153     5,105      5,099
 Retailers. . . . . . . . . . .     3,179     3,164      3,110
 Transportation . . . . . . . .     5,297     5,325      5,245
Total Corporate Bonds . . . . .    43,928    44,369     43,457

Equity Securities:
 Chemicals. . . . . . . . . .       2,404     2,500      2,404
 Financial services . . . . . .     2,192     2,255      2,192
 Banking  . . . . . . . . . . .    10,266    11,587     10,266
 Food service . . . . . . . . .     1,000     1,090      1,000
 General industry . . . . . . .     5,735     5,680      5,735
 Leisure industry . . . . . . .     7,786    16,488      7,786
 Transportation . . . . . . . .     4,825     5,221      4,825
 Utilities. . . . . . . . . . .     1,000     1,070      1,000
Total Equity Securities . . . .    35,208    45,891     35,208

U.S. Government and agency
 obligations. . . . . . . . . .    36,226    39,001     36,136

Foreign government obligations.     3,761     3,796      3,761

Managed funds . . . . . . . . .     6,509     6,767      6,509

Mutual funds. . . . . . . . . .     5,925     6,304      5,925

Mortgage-backed instruments . .       995       995        998

Total investment in marketable
 securities . . . . . . . . . .  $132,552  $147,123   $131,994

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

  SCHEDULE II - CONSOLIDATED AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                          (Dollars in Thousands)

                                                    Balance at
                 Balance at                       End of Period
                 Beginning                                Non
Name of Debtor   of Period Additions Deductions  Current  Current

Robert McMonigle(1)
Year Ended
9/30/93          $  -      $191      $   -       $  191   $  -



(1) On September 23, 1993 the Company made a loan to enable Mr. McMonigle, an employee, to exercise certain stock options. This note bears no interest and was repaid on October 5, 1993.




              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

           SCHEDULE IV - CONSOLIDATED INDEBTEDNESS OF RELATED PARTIES

                             (Dollars in thousands)
INDEBTEDNESS OF:

                                                                      Current
                     Balance at                          Balance      Portion
                     Beginning                           at End       at End
Name of Person       of Period  Additions  Deductions    of Period   of Period
Warren Nelson,
 Board of Directors(1)

Year ended 9/30/91     $ 2,906   $ 5,407   $ 6,797       $ 1,516(2)    $ 1,495

Year ended 9/30/92     $ 1,516   $ 4,105   $ 4,897       $   724(2)    $   690

Year ended 9/30/93     $   724   $ 4,070   $ 3,946       $   848(2)   $   814

The Connelly Group(1)

Year ended 9/30/91     $  -      $17,913(3)$   351       $17,562(4)   $ 1,608

Year ended 9/30/92     $17,562   $ 1,963(3)$ 2,061       $17,464(4)   $ 1,209

Year ended 9/30/93     $17,464   $   393   $17,857       $   -        $   -




(1)     See Note 10 of Notes to the Consolidated Financial Statements.

(2)     Included in long-term notes and contracts receivable.

(3) Resulted from sales to riverboat operations managed by and loans to The Connelly Group partnerships.

(4) Included in long-term notes and contracts receivable and long-term notes receivable from unconsolidated affiliates.


                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

         SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)



                    Balance at                          Accounts    Balance
                    Beginning                           Written     at End
                    of Period   Provisions  Recoveries    Off      of Period

Allowance for
Doubtful
Accounts:

Year ended 9/30/91     $2,931    $2,248      $   36       $1,611    $3,604

Year ended 9/30/92     $3,604    $3,764      $   25       $  335    $7,058

Year ended 9/30/93     $7,058    $3,240      $  420       $2,783    $7,935

Allowance for
Doubtful Notes and
Contracts
Receivable:

Year ended 9/30/91     $4,201    $2,636      $  135       $  924    $6,048

Year ended 9/30/92     $6,048    $  916      $  288       $  453    $6,799

Year ended 9/30/93     $6,799    $2,006      $  208       $   62    $8,951


                            Balance at                     Balance
                            Beginning    Income     Income      at End
                            of Period    Deferred   Recognized  of Period

Income Deferred under
the Installment Method:

Year ended 9/30/91          $  142       $  689     $  330       $  501

Year ended 9/30/92          $  501       $  -       $  200      $  301

Year ended 9/30/93          $  301       $  -       $  280       $   21






                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

   SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS (continued)

                             (Dollars in thousands)



                                      Inventories
                               Balance at               Disposed     Balance
                               Beginning                 of and      at End
                               of Period   Provisions  Written Off  of Period

Obsolete Inventory Reserve:

Year ended 9/30/91               $2,917      $8,821      $6,995       $4,743

Year ended 9/30/92               $4,743      $6,030      $2,978       $7,795

Year ended 9/30/93               $7,795      $  981      $1,660       $7,116



                                                       Fixed Assets
                               Balance at               Disposed      Balance
                               Beginning                 of and       at End
                               of Period   Provisions  Written Off   of Period

Obsolete Fixed Assets
Reserve:


Year ended 9/30/91               $  548     $  157       $  355      $  350

Year ended 9/30/92               $  350     $  489       $  542      $  297

Year ended 9/30/93               $  297     $  634       $  664      $  267















                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                 SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWING

                             (Dollars in thousands)


                                                              Weighted
                                      Maximum      Average    Average
                            Weighted  Amount       Amount     Interest
                Balance     Average  Outstanding  Outstanding  Rate
                 at End     Interest  During       During      During
                of Period    Rate     Period       Period*     Period**
Advances
under lines
of credit:


Year ended
9/30/91         $  -           - %    $13,350      $ 6,253        9.1%

Year ended
9/30/92         $  -           - %    $  -         $  -           - %

Year ended
9/30/93         $  -           - %    $  -         $  -           - %

*   Average of month-end balances.
**  Computed on outstanding month-end balances during the period.


                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

            SCHEDULE X  -  SUPPLEMENTARY INCOME STATEMENT INFORMATION



EXPENSE ITEMS IN EXCESS OF ONE PERCENT OF TOTAL REVENUES:

(Dollars in thousands)                    AMOUNT CHARGED TO
                                          COSTS AND EXPENSES
                                    FISCAL YEARS ENDED SEPTEMBER 30
                                    1993        1992            1991


1.  Advertising and promotions      $3,069      $2,951          $2,431