Form 10-Q
period 1993-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 1994-02-14
CIK 353944

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending        December 31, 1993


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

  For Quarter Ended December 31, 1993      Commission File Number 001-10684


                       INTERNATIONAL GAME TECHNOLOGY
            (Exact name of registrant as specified in charter)


       Nevada                                88-0173041
(State of Incorporation)           (I.R.S. Employer Identification No.)


                    5270 Neil Road, Reno, Nevada 89510
                 (Address of principal executive offices)


    Registrant's telephone number, including area code  (702) 688-0100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at February 9, 1994
Common Stock, par value $.000625 per share           127,945,452

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                                 FORM 10-Q

     The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

     These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993. Management believes that the disclosures are adequate to make the information presented herein not misleading.

     Organization

     International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT (recently renamed IGT-North America), and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, the Company directly or indirectly owns 100% of IGT-International ("IGT-International"), 100% of IGT-Australia, Pty. Ltd. ("IGT-Australia"), 100% of IGT-Europe b.v. ("IGT-Europe"), 99.75% of IGT-Iceland Ltd. ("IGT-Iceland") and 100% of IGT-Japan k.k. ("IGT-Japan"). In December 1992 the Company sold its interest in its riverboat partnerships and on September 30, 1993 sold its interest in CMS-International ("CMS"). See "Discontinued Operations."

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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                                 FORM 10-Q

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

     Discontinued Operations

     During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and CMS. These dispositions were made as part of the Company's strategy to focus on its core businesses of manufacturing machines and the development or proprietary systems software.

     Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President Riverboat Casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to PRC in exchange for 1,671,429 share of PRC common stock. These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992 (see Note 5 to the Consolidated Financial Statements).

     CMS, established in August 1988, operated casinos and hotel/casinos for the Company including the Silver Club hotel and casino and The Treasury Club casino in Sparks, Nevada, the El Capitan Club in Hawthorne, Nevada and the King's Casino on the island of Antigua in the Caribbean. Effective September 30, 1993, the Company sold its ownership interest in CMS.

     The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Page 4
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


(Dollars in thousands,                        THREE MONTHS ENDED
 except per share amounts)                       DECEMBER 31,
                                              1993               1992
REVENUES:
  Product sales.......................      $113,419           $55,048
  Gaming operations...................        36,348            32,216
    Total revenues ...................       149,767            87,264

COSTS AND EXPENSES:
  Cost of product sales...............        60,481            27,795
  Gaming operations...................        16,936            12,738
  Selling, general and administrative.        16,824            11,921
  Depreciation and amortization.......         4,559             5,029
  Research and development............         3,876             3,628
  Provision for bad debts.............         1,566               961
    Total costs and expenses..........       104,242            62,072

INCOME FROM OPERATIONS................        45,525            25,192

OTHER INCOME (EXPENSE):
  Interest income.....................         6,735             5,425
  Interest expense....................     (   2,853)         (  3,026)
  Gain on the sale of assets..........           477             5,921
  Other...............................     (     706)            1,311
   Other Income, net..................         3,653             9,631
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.................        49,178            34,823

PROVISION FOR INCOME TAXES............        18,786            13,643

INCOME FROM CONTINUING OPERATIONS.....        30,392            21,180

DISCONTINUED OPERATIONS:
  Income from operations, including
    tax benefit of $6.................          -                  356
  Gain on disposition, net of taxes
    of $9,573.........................          -               14,013
  Income from discontinued
    operations........................          -               14,369

NET INCOME............................      $ 30,392           $35,549


The accompanying notes are an integral part of these consolidated financial statements.
                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                      (Continued from previous page)


                                            THREE MONTHS ENDED
                                                DECEMBER 31,
                                             1993               1992
[/TABLE]
[CAPTION]
PRIMARY EARNINGS PER SHARE:
  [S]                                       [C]               [C]
  Income from continuing operations...      $  0.23           $ 0.17
  Income from discontinued
    operations........................         -                0.12

NET INCOME............................      $  0.23           $ 0.29

FULLY DILUTED EARNINGS PER SHARE:
  Income from continuing operations...      $  0.22           $ 0.16
  Income from discontinued
    operations........................         -                0.11

NET INCOME............................      $  0.22           $ 0.27

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING.......    129,626,026       122,955,010

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING FULL DILUTION..    136,579,807       137,889,872
[/TABLE]

Earnings per share are calculated on the basis of the weighted average number of common and, if dilutive, common equivalent shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

(Dollars in thousands)                         DEC. 31,       SEPT. 30,
                                                 1993            1993
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents................   $ 79,404        $ 85,346
  Short-term investments, at cost (market
    value of $161,079 and $147,123)........    147,143         131,994
  Accounts receivable, net of allowances
    for doubtful accounts of $5,945
    and $7,935.............................    105,910          81,857
  Current maturities of long-term notes
    and contracts receivable, net of
    allowances.............................     50,179          60,673
  Inventories:
    Raw materials..........................     50,670          40,225
    Work-in-process........................      6,191           4,998
    Finished goods.........................     33,467          29,855
      Total inventories....................     90,328          75,078
   Deferred income taxes...................     10,932          10,932
   Prepaid expenses and other..............     13,921          14,255

     Total current assets..................    497,817         460,135

LONG-TERM NOTES AND CONTRACTS RECEIVABLE,
  net of allowances and current
  maturities...............................     40,111          46,908

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land.....................................      1,990             989
  Buildings ...............................      4,213           4,213
  Gaming and casino operations equipment...     43,658          39,375
  Manufacturing machinery and equipment....     47,570          43,456
  Leasehold improvements...................      6,796           5,529
                                               104,227          93,562
  Less accumulated depreciation and
    amortization...........................  (  46,552)      (  42,689)

      Property, plant and equipment, net...     57,675          50,873

INVESTMENTS TO FUND LIABILITIES
  TO JACKPOT WINNERS.......................     90,738          82,266

OTHER ASSETS...............................      5,384           6,411

TOTAL ASSETS...............................   $691,725        $646,593

The accompanying notes are an integral part of these consolidated financial statements.

Page 8
              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in thousands)                         DEC. 31,       SEPT. 30,
                                                 1993            1993
CURRENT LIABILITIES:                         (Unaudited)
  Current maturities of long-term notes
    payable and capital lease
    obligations.............................   $   197        $    462
  Accounts payable..........................    21,854          22,620
  Jackpot liabilities.......................    13,290          11,882
  Accrued employee benefit plan
    liabilities.............................     3,410          19,651
  Accrued interest payable..................       239           1,352
  Accrued vacation liability................     4,660           3,771
  Accrued and deferred income taxes.........    17,647          11,649
  Other accrued liabilities.................    31,543          12,362

    Total current liabilities...............    92,840          83,749

    LONG-TERM NOTES PAYABLE AND CAPITAL LEASE
    OBLIGATIONS, net of current maturities..       798             617

    CONVERTIBLE SUBORDINATED NOTES PAYABLE..    43,566          59,998

    LONG-TERM JACKPOT LIABILITIES...........   115,926         106,476

    DEFERRED INCOME TAXES...................    16,563          17,187

    OTHER LIABILITIES.......................        18              17

    Total liabilities.......................   269,711         268,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.000625 par value;
    320,000,000 shares authorized;
    142,083,807 and 138,938,605 shares
    issued .................................        89              87
  Additional paid-in capital................   166,335         146,869
  Retained earnings.........................   285,653         259,125
  Treasury stock; 14,157,246 and
    14,071,460 shares at cost............... (  30,063)      (   7,532)

    Total stockholders' equity..............   422,014         378,549

    Total liabilities and
      stockholders' equity..................  $691,725        $646,593

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Dollars in thousands)                           THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                 1993            1992

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME ...........................        $30,392         $35,549

Adjustments to reconcile net income to
  net cash provided by
  operating activities:

  Depreciation and amortization.......          4,559           5,029
  Amortization of long-term debt
    discount and offering costs.......            205             457
  Provision for bad debts.............          1,566             961
  Gain on sale of assets..............       (    477)       (  5,921)
  Gain on sale of discontinued
    operations........................            -          ( 14,013)
  Donated common stock................            500            -
  (Increase) decrease in assets:
    Receivables ......................       (  8,328)       (  5,221)
    Inventories.......................       ( 15,250)       (  1,795)
    Prepaid expenses and other........          1,186        (     71)
    Other assets......................            626           3,241
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      liabilities.....................          1,858        ( 15,650)
    Accrued and deferred income taxes
      payable, net of tax benefit
      of stock option and purchase
      plans...........................          5,374          12,445
  Other...............................             26             187

    Total adjustments.................       (  8,155)      (  20,351)


Net cash provided by
  operating activities................         22,237          15,198


The accompanying notes are an integral part of these consolidated financial statements.

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                                (Unaudited)

(Dollars in thousands)                           THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 1993            1992
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property, plant
    and equipment.........................    ($ 12,491)      ($ 10,040)
  Proceeds from sale of property,
    plant and equipment...................        1,091           3,989
  Purchase of short term investments......    ( 109,836)      (  27,648)
  Proceeds from sale of short term
    investments...........................       95,160          12,812
  Proceeds from investments to fund
    liabilities to jackpot winners........        3,343           2,364
  Purchase of investments to fund
    liabilities to jackpot winners........    (  12,667)      (  14,227)
  Proceeds from sale of discontinued
    operations............................        -              28,749

    Net cash used in investing activities.    (  35,400)      (   4,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt..............    (      91)      (     387)
  Payments on liabilities to
    jackpot winners.......................    (   3,343)      (   2,364)
  Collections from systems to fund
    liabilities to jackpot winners........       14,201           8,533
  Proceeds from stock options
    exercised.............................          246           2,519
  Payments of cash dividend...............    (   3,821)            -
  Proceeds of long-term debt..............            8              21
  Foreign currency exchange gain (loss)...           21       (     768)

    Net cash provided by
      financing activities................        7,221           7,554

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS........................    (   5,942)         18,751

CASH PROVIDED BY DISCONTINUED OPERATIONS..         -             13,351

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD.....................       85,346          69,159

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD..................................     $ 79,404        $101,261

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Notes and Contracts Receivable

     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        December 31,   September 30,
(Dollars in thousands)                     1993            1993
                                        (Unaudited)

Allowances for doubtful notes and
contracts:
  Current............................    $5,463          $5,588
  Long-term..........................     2,938           3,363
                                         $8,401          $8,951


2.   Lines of Credit

     As of December 31, 1993, IGT-North America had a $7.5 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of facilitating standby letters of credit, and the Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31, 1993, $3,999,000 was available under this line of credit.

     IGT-Australia had a $440,000 (Australian) bank line of credit available as of December 31, 1993. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At December 31, 1993, no funds were drawn under this line.

     The Company is required to comply, and is in compliance, with certain covenants contained in the IGT-North America line of credit agreement which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

3.   Debt Offering

     In May 1991, the Company completed a $115,000,000 public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001.

     The Notes are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into common stock of the Company at a conversion rate of 129.384 shares per each $1,000 principal

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount, subject to adjustments in certain events. During the three months ended December 31, 1993 and 1992, notes with a face amount of $20,308,000 and $155,000 were converted to 2,627,520 and 20,052 shares of the Company's common stock, respectively.

     The Notes may be redeemed by the Company on or after June 1, 1994, in whole at any time, or in part from time to time, at specified percentages, graduating annually, of principal amount due at maturity together with accrued and unpaid interest to the date of redemption. Interest payments at 5-1/2% are payable semiannually. The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity.
The 5-1/2% semiannual interest payments and the original issue discount represent a yield of 8.5% per annum.

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

4.   Income Taxes

     The provision for income taxes is computed on pre-tax income reported in the financial statements. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes. The Company adopted Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes," effective as of October 1, 1992.
There was no material effect on the Company's financial statements due to the adoption of this statement.

5.   Discontinued Operations

     In connection with the Company's focus on gaming machine manufacture and proprietary software systems development, the Company divested its investments in casino operations during fiscal 1993 through the sale of its interest in CMS and President Riverboat Casinos, Inc. ("PRC"). The disposition of these investments has been accounted for as discontinued operations. The revenues from these operations totaled $8,749,000 for the quarter ended December 31, 1992. The separate sales transactions of these investments are described below.

     Riverboat Operations

     During December 1992, the Company transferred 100% of its ownership interest in three riverboat partnerships to PRC. In exchange for the

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfer of its ownership interests, the Company received 1,671,429 shares of PRC common stock representing approximately 32% ownership of PRC.

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

     CMS International

     Effective September 30, 1993, the Company sold its equity ownership interest in CMS to Summit Casinos-Nevada, Inc., ("Summit"), whose owners include senior management of CMS. The sale consisted of $750,000 in cash for the Company's ownership of CMS's preferred stock and $250,000 in cash and a note of $2,043,529 for CMS's common stock. Additionally, the Company acquired a stock purchase warrant entitling the Company to purchase 4.84% of CMS at a per share price approximately equal to the book value of CMS
("the CMS Warrant"). The CMS Warrant, which expires on the earlier of September 30, 2003 or the closing of an underwritten public offering of CMS, is exchangeable for a Warrant to purchase shares of common stock of any other affiliate of Summit which proposes an underwritten public offering of its common stock.

     The Company recognized a pre-tax loss of approximately $2.0 million on the sale and will remain as guarantor on certain indebtedness of CMS, which had at December 31, 1993 an aggregate balance of $18.6 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

     The composition of income from discontinued operations for the quarter ended December 31, 1992 is as follows:


(Dollars in Thousands)             Riverboat      CMS
                                   Operations    Int'l      Total

Income (loss) from operations...   $   365      $  (15)    $   350
Gain on disposal................    23,586          -       23,586
Income (loss) on discontinued
  operations before taxes.......   $23,951         (15)     23,936
Income tax (provision)
  benefit.......................  (  9,573)          6    (  9,567)
Income (loss) on discontinued
  operations, net of taxes......   $14,378      $   (9)    $14,369

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Disposition of Other Operations

     The route and Megapoker operations and Keno systems business were sold during fiscal 1992 and 1993. The Company's route and Megapoker operations were sold to Jackpot Enterprises, a Nevada corporation in August and November of 1992, respectively. The route operations included all the route equipment and operating contracts for the Nevada participation locations involving approximately 1,380 gaming machines in 160 locations. This sale resulted in a net loss of $893,000. The Megapoker sale included all gaming services and associated equipment used on the Megapoker route along with licenses for all Megapoker software, trademarks, and tradenames. A net gain of $242,000 was realized on this sale.

     In the first quarter of 1993, the Company completed the sale of its computerized Keno system business to Imagineering systems, Inc. of Reno, Nevada. All development, manufacturing, sales and service functions for the Keno systems were included in the sale. The sale did not have a material effect on the Company's consolidated financial statements.

7.   Concentrations of Credit Risk

     The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limits.

     Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At December 31, 1993 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

     Regions
     Nevada.........................    31.6%
     Riverboats (greater Mississippi
       River area)..................    21.3%
     Indian Casinos (distributor)...    12.4%
     Colorado.......................     9.3%
     Louisiana (distributor)........     5.6%

8.   Supplemental Statement of Cash Flows Information

     Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company incurred capital lease obligations to obtain property, plant and equipment in the three months ended December 31, 1993 and 1992 of zero and $46,000, respectively. The Company had additions to long term notes payable during the three

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended December 31, 1993 and 1992 of $8,000 and $21,000, respectively.

     Payments of interest for the three months ended December 31, 1993 and 1992 were $3,761 and $4,775, respectively. Payments for income taxes for the first three months of fiscal 1994 and 1993 were $12,788,000 and $16,879,000, respectively.

     During the three months ended December 31, 1993 and 1992, notes with a face amount of $20,308,000 and $155,000 were converted to 2,627,520 and 20,052 shares of the Company's common stock, respectively.

     On November 30, 1993, the Board of Directors declared a quarterly cash dividend of $.03 per share. The dividend is payable on March 1, 1994 to shareholders of record at the close of business on February 1, 1994. At December 31, 1993, the Company had accrued $3,838,000 for the payment of this dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1992

     Net income from continuing operations increased 43% to $30.4 million or $.22 per fully diluted share for the first quarter of fiscal 1994. This improvement was driven by increased product sales in both traditional and emerging markets. Total revenues of $149.8 million during the quarter grew 72% over revenues of $87.3 million reported in the first quarter of 1993.

     Revenues and Cost of Sales

     The growth in revenues during the quarter ended December 31, 1993 in comparison with the same period in the prior year was primarily due to increased product sales. Product sales totaled $113.4 million and $55.0 million, in the first quarter of 1994 and 1993, respectively, representing a 106% increase. The Company shipped over 22,000 gaming machines during the quarter compared to 11,000 during the prior year period. The emerging riverboat gaming market and new Nevada gaming properties provided the predominant areas of sales growth.

     Riverboat gaming properties continue to generate demand for the Company's gaming products. Riverboat machine sales totaled over 8,500 in the first quarter of fiscal 1994 compared to approximately 460 in the same period last year. New operations in the state of Mississippi accounted for a majority of such sales along with riverboat casinos in Missouri, Louisiana, and Illinois. Approximately 34 riverboat casinos currently operate in the Mississippi River region and several additional riverboats are expected to be approved for gaming.

     Product sales also improved related to the completion of Luxor, MGM Grand, and Treasure Island casinos in Nevada. The Company supplied over 80% of the gaming machines installed at these locations. Gaming machine sales in Nevada totaled approximately 7,000 and 3,300 in the first quarter of fiscal 1994 and 1993, respectively. Nevada hotel and gaming expansion is expected to continue with new or upgraded facilities planned by several gaming operators including Station Casinos, Boomtown Hotel and Casino, Harvey's Resort, Hard Rock Cafe, and others. In addition, these new casinos and expansions have increased competitive pressure for replacement of existing gaming machines.

     Gaming operations revenue was $36.3 million during the three months ended December 31, 1993, compared to $32.2 million during the same quarter last year. This increase resulted from new systems in Mississippi and greater Nevada systems revenues due to a larger installed machine base and high jackpot levels. The growth in such revenues was partially offset by smaller lease revenues in the Colorado market due primarily to leases restructured as sales.
Page 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1992

     The gross margin on product sales, 47% and 50% for the quarters ended December 31, 1993 and 1992, respectively, was lower primarily due to discounts on the large sales to individual properties in Southern Nevada. The gross margin on gaming operations also decreased due to lower interest rates which increased jackpot expenses associated with the Company's linked progressive systems.

     Expenses

     Selling, general, and administrative expenses totaled $16.8 million for the quarter ended December 31, 1993 compared to $11.9 million in the corresponding prior year period. This increase is attributable to administrative costs related to higher employee levels, greater international selling efforts, and added market development costs. Depreciation and amortization expense decreased $470,000 or 9% primarily due to a decrease in the number of leased machines in Colorado, as many of these leases were converted to sales.

     The growth in research and development expense from $3.6 million to $3.9 million resulted primarily from increased engineering personnel. The Company continues to focus on research and development as a primary factor for continued success. Bad debts expense increased $605,000 for the quarter in connection with the improvement in product sales and the corresponding increase in receivables.

     Other Income and Expense

     Interest income grew to $6.7 million in the first quarter of fiscal 1994, an increase of $1.3 million. The larger balance of notes and contracts receivable resulting from sales growth has contributed to the higher interest income. Both interest income recorded on investments to fund jackpots and interest expense on the outstanding jackpot liabilities have grown in response to the overall increase in play and jackpots associated with the Company's linked progressive systems. This increase to interest expense was more than offset by interest savings from the conversion of $63 million of the Company's convertible subordinated notes to common stock.

     During the first quarter of 1993, the Company realized a gain of $5.9 million on the sale of assets primarily consisting of gains on the sale of certain securities held in the Company's investment portfolio.

     Discontinued Operations

     During the first quarter of last year, the Company realized a gain of $14 million from the sale of its investment in riverboat casino operations,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1992
                      (Continued from previous page)

as well as income from discontinued casino operations of $356,000.  See
Note 5 of the Consolidated Financial Statements regarding discontinued operations.

     Working Capital and Cash Flow

     Working capital grew $28.6 million to $405 million during the three months ended December 31, 1993. The primary factors for this improvement include a $24.1 million increase in accounts receivable in response to increasing sales; a $15.3 million increase in inventories to meet the demand for the Company's products in the future; a $16.2 million decrease in accrued employee benefit plan liabilities as a result of the payment of these incentives; and a $19.2 million increase in other accrued liabilities due primarily to customer deposits on future sales.

     During the three month period, the Company generated cash from operations and financing activities of $22.2 million and $7.2 million, respectively. Cash provided by operating activities during the period was reduced by significant growth in receivables and inventories in connection with increased sales. The overall cash accumulation was offset by cash used in investing activities of $35.4 million, primarily associated with purchases of short term investments, fixed assets, and investments to fund jackpot liabilities.

     Lines of Credit

     As of December 31, 1993, IGT-North America had a $7.5 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of facilitating standby letters of credit, and the Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31, 1993, $3,999,000 was available under this line of credit.

     IGT-Australia had a $440,000 (Australian) bank line of credit available as of December 31, 1993. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At December 31, 1993, no funds were drawn under this line.

     Adoption of Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective as of October 1, 1992. There

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1992
                      (Continued from previous page)



was no material effect on the Company's financial statements due to the adoption of this statement.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 11, 1994





                                        INTERNATIONAL GAME TECHNOLOGY




                                        By:s/Scott Shackelton
                                           Scott Shackelton
                                           Vice President
                                           Corporate Controller