Form 10-Q
period 1994-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 1994-05-13
CIK 353944

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending        March 31, 1994


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

  For Quarter Ended March 31, 1994      Commission File Number 001-10684


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at April 29, 1994
Common Stock, par value $.000625 per share          128,715,439

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

     Organization

     International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT (recently renamed IGT-North America), and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, the Company directly or indirectly owns 100% of IGT-International ("IGT-International"), 100% of IGT-Australia, Pty. Ltd. ("IGT-Australia"), 100% of IGT-Europe b.v. ("IGT-Europe"), 99.75% of IGT-Iceland Ltd. ("IGT-Iceland"), 100% of IGT-Japan k.k. ("IGT-Japan") and approximately 11% of Radica Games Limited ("Radica"). In December 1992 the Company sold its interest in its riverboat partnerships and on September 30, 1993 sold its interest in CMS-International ("CMS"). See "Discontinued Operations."

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

     Radica designs, develops, manufactures and distributes a variety of non-gaming casino theme games. Radica maintains production facilities in China. See Note 8 to the Consolidated Financial Statements for further discussion.

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

Page 4

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


(Dollars in thousands,            THREE MONTHS ENDED    SIX MONTHS ENDED
 except per share amounts)            MARCH 31,             MARCH 31,
                                   1994       1993       1994       1993
REVENUES:
  Product sales..............   $127,026     $67,024   $240,445   $122,072
  Gaming operations..........     37,511      31,698     73,859     63,913
    Total revenues...........    164,537      98,722    314,304    185,985

COSTS AND EXPENSES:
  Cost of product sales......     66,677      33,509    127,158     61,304
  Gaming operations..........     16,475      15,010     33,411     27,748
  Selling, general and
    administrative...........     23,013      12,491     39,837     24,412
  Depreciation and
    amortization.............      4,686       4,835      9,245      9,864
  Research and development...      5,262       4,256      9,138      7,884
  Provision for bad debts....      3,241       1,153      4,807      2,114
    Total costs and expenses.    119,354      71,254    223,596    133,326
INCOME FROM OPERATIONS.......     45,183      27,468     90,708     52,659

OTHER INCOME (EXPENSE):
  Interest income ...........      7,103       7,006     13,838     12,431
  Interest expense...........  (   2,901)   (  3,342) (   5,754)  (  6,368)
  Gain on the sale of assets.      1,611         710      2,088      6,631
  Other......................  (     164)   (    813) (     871)       498
   Other income net..........      5,649       3,561      9,301     13,192

INCOME FROM CONTINUING OPER-
  ATIONS BEFORE INCOME TAXES.     50,832      31,029    100,009     65,851

PROVISION FOR INCOME TAXES...     19,418      12,151     38,204     25,793

INCOME FROM CONTINUING
OPERATIONS...................     31,414      18,878     61,805     40,058

DISCONTINUED OPERATIONS:
  Income (loss) from opera-
    tions, including tax
    benefit of $17 and $23...          -    (    139)         -        217
  Gain on disposition, net of
    taxes of $9,573..........          -           -          -     14,013
  Income from discontinued
    operations...............          -    (    139)         -     14,230

NET INCOME...................   $ 31,414     $18,739   $ 61,805   $ 54,288

The accompanying notes are an integral part of these consolidated financial statements.

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(Shares in thousands)         THREE MONTHS ENDED      SIX MONTHS ENDED
                                    MARCH 31,              MARCH 31,
                                1994        1993       1994        1993

PRIMARY EARNINGS PER SHARE:
  Income from continuing
    operations.............. $   0.24     $   0.15    $   0.48   $   0.32
  Income from discontinued
    operations..............        -            -           -       0.12

NET INCOME.................. $   0.24     $   0.15    $   0.48   $   0.44

FULLY DILUTED EARNINGS PER
  SHARE:
  Income from continuing
    operations.............. $   0.23     $   0.15    $   0.46   $   0.31
  Income from discontinued
    operations..............        -            -           -       0.10

NET INCOME.................. $   0.23     $   0.15    $   0.46   $   0.41

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING...............  129,959      122,557     129,778    123,634

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  ASSUMING FULL DILUTION....  136,634      136,427     136,593    138,137



Earnings per share are calculated on the basis of the weighted average number of common and, if dilutive, common equivalent share outstanding.

The accompanying notes are an integral part of these consolidated financial statements.


                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

(Dollars in thousands)                         MARCH 31,      SEPT. 30,
                                                 1994            1993

                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents................   $ 48,864        $ 85,346
  Short-term investments, at cost (market
    value of $160,421 and $147,123)........    151,223         131,994
  Accounts receivable, net of allowances
    for doubtful accounts of $9,946
    and $7,935.............................    100,155          81,857
  Current maturities of long-term notes
    and contracts receivable, net of
    allowances.............................     70,021          60,673
  Inventories:
    Raw materials..........................     51,566          40,225
    Work-in-process........................      8,555           4,998
    Finished goods.........................     37,807          29,855
      Total inventories....................     97,928          75,078
   Deferred income taxes...................     12,152          10,932
   Prepaid expenses and other..............     15,673          14,255

     Total current assets..................    496,016         460,135

LONG-TERM NOTES AND CONTRACTS RECEIVABLE,
  net of allowances and current
  maturities...............................     52,738          46,908

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land.....................................      1,990             989
  Buildings ...............................      4,213           4,213
  Gaming and casino operations equipment...     45,672          39,375
  Manufacturing machinery and equipment....     54,498          43,456
  Leasehold improvements...................      6,787           5,529
                                               113,160          93,562
  Less accumulated depreciation and
    amortization...........................  (  51,340)      (  42,689)

      Property, plant and equipment, net...     61,820          50,873

INVESTMENTS TO FUND LIABILITIES
  TO JACKPOT WINNERS.......................    104,001          82,266

OTHER ASSETS...............................     20,725           6,411

TOTAL ASSETS...............................   $735,300        $646,593

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in thousands)                         MARCH 31,      SEPT. 30,
                                                 1994            1993
                                             (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term notes
    payable and capital lease
    obligations.............................   $   474        $    462
  Accounts payable..........................    23,412          22,620
  Jackpot liabilities.......................    15,192          11,882
  Accrued employee benefit plan
    liabilities.............................     8,416          19,651
  Accrued interest payable..................       931           1,352
  Accrued vacation liability................     4,972           3,771
  Accrued and deferred income taxes.........     1,913          11,649
  Other accrued liabilities.................    31,545          12,362

    Total current liabilities...............    86,855          83,749

    LONG-TERM NOTES PAYABLE AND CAPITAL LEASE
    OBLIGATIONS, net of current maturities..       443             617

    CONVERTIBLE SUBORDINATED NOTES PAYABLE..    42,919          59,998

    LONG-TERM JACKPOT LIABILITIES...........   124,599         106,476

    DEFERRED INCOME TAXES...................    13,079          17,187

    OTHER LIABILITIES.......................        19              17


    Total liabilities.......................   267,914         268,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.000625 par value;
    320,000,000 shares authorized;
    142,681,698 and 138,938,605 shares
    issued .................................        89              87
  Additional paid-in capital................   183,516         146,869
  Retained earnings.........................   313,844         259,125
  Treasury stock; 14,157,246 and
    14,071,460 shares at cost............... (  30,063)      (  27,532)

    Total stockholders' equity..............   467,386         378,549

    Total liabilities and
      stockholders' equity..................  $735,300        $646,593

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Dollars in thousands)                           SIX MONTHS ENDED
                                                     MARCH 31,
                                                 1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ...........................        $61,805         $54,288

Adjustments to reconcile net income to
  net cash provided by
  operating activities:

  Depreciation and amortization.......          9,245           9,864
  Amortization of long-term debt
    discount and offering costs.......            410             898
  Provision for bad debts.............          4,807           2,113
  Gain on sale of assets..............       (  2,088)       (  6,631)
  Gain on sale of discontinued
    operations........................              -        ( 14,013)
  Donated common stock................            500             250
  (Increase) decrease in assets:
    Receivables ......................       ( 38,287)       ( 23,257)
    Inventories.......................       ( 22,850)       (  6,215)
    Prepaid expenses and other........            789        (     58)
    Other assets......................       (  4,434)          4,425
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      liabilities.....................          9,428        ( 13,194)
    Accrued and deferred income taxes
      payable, net of tax benefit
      of stock option and purchase
      plans...........................       ( 10,388)          1,584
  Other...............................              7        (    145)

    Total adjustments.................       ( 52,861)       ( 44,379)


Net cash provided by
  operating activities................          8,944           9,909


The accompanying notes are an integral part of these consolidated financial statements.

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                                (Unaudited)

(Dollars in thousands)                             SIX MONTHS ENDED
                                                       MARCH 31,
                                                 1994            1993
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property, plant
    and equipment.........................    ($ 22,905)      ($ 17,641)
  Proceeds from sale of property,
    plant and equipment...................        1,950           3,990
  Purchase of short term investments......    ( 148,302)      (  74,159)
  Proceeds from sale of short term
    investments...........................      131,801          37,395
  Proceeds from investments to fund
    liabilities to jackpot winners........        7,979           5,653
  Purchase of investments to fund
    liabilities to jackpot winners........    (  31,920)      (  25,329)
  Proceeds from sale of discontinued
    operations............................            -          28,749

    Net cash used in investing activities.    (  61,397)      (  41,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt..............    (     161)      (   1,110)
  Payments on liabilities to
    jackpot winners.......................    (   7,979)      (   5,653)
  Collections from systems to fund
    liabilities to jackpot winners........       29,412          21,249
  Proceeds from stock options
    exercised.............................          655           2,656
  Proceeds from employee stock purchases..        1,034             869
  Payments of cash dividend...............    (   7,683)              -
  Proceeds of long-term debt..............            -               5
  Foreign currency exchange gain .........          693             197

    Net cash provided by
      financing activities................       15,971          18,213

NET DECREASE IN CASH AND CASH
  EQUIVALENTS.............................    (  36,482)      (  13,220)

CASH PROVIDED BY DISCONTINUED OPERATIONS..            -          12,487

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD.....................       85,346          69,159

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD..................................     $ 48,864        $ 68,426

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Notes and Contracts Receivable

     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        March 31,      September 30,
(Dollars in thousands)                     1994            1993
                                        (Unaudited)

Allowances for doubtful notes and
contracts:
  Current............................    $4,750          $5,588
  Long-term..........................     2,554           3,363
                                         $7,304          $8,951

2.   Lines of Credit

     As of December 31, 1993, IGT-North America had a $7.5 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of facilitating standby letters of credit, and the Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At March 31, 1994, $3,779,000 was available under this line of credit. As of April 1, 1994, the amount of the line of credit was decreased to $5 million resulting in an availability of $1,279,000 as of that date.

     IGT-Australia had a $440,000 (Australian) bank line of credit available as of March 31, 1994. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At March 31, 1994, no funds were drawn under this line.

     The Company is required to comply, and is in compliance, with certain covenants contained in the IGT-North America line of credit agreement which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

3.   Debt Offering

     In May 1991, the Company completed a $115,000,000 public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001. The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity. Semi-annual interest payments at 5-1/2% along with the original issue discount represent a yield of 8.5% per annum. Net proceeds from the issue and sale of the Notes were $89,426,800.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Under the terms of the Notes, the Company has called for redemption on June 1, 1994 all of the outstanding Notes. As of March 31, 1994, $50.9 million of principal amount was outstanding. The redemption price is 84.414% of principal amount due at maturity. An interest payment of $27.50 per $1,000 principal amount of Notes will be paid on June 1, 1994 to Note holders of record on May 15, 1994. At the option of the holder, the Notes are convertible into common stock of the Company at a conversion rate of
129.384 shares per each $1,000 principal amount. This conversion option expires on May 31, 1994.

     The conversion option as stated above has been available since the issuance of the Notes. During the six months ended March 31, 1994 and 1993, notes with a face amount of $21,317,000 and $22,097,000 were converted to 2,758,058 and 2,858,988 shares of the Company's common stock, respectively.

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

5.   Discontinued Operations

     In connection with the Company's focus on gaming machine manufacture and proprietary software systems development, the Company divested its investments in casino operations during fiscal 1993 through the sale of its interest in CMS and President Riverboat Casinos, Inc. ("PRC"). The disposition of these investments has been accounted for as discontinued operations. The revenues from these operations totaled $7,851,000 and $16,600,000 for the quarter and six months ended March 31, 1993, respectively. The separate sales transactions of these investments are described below.

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

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company recognized a pre-tax loss of approximately $2.0 million on the sale and will remain as guarantor on certain indebtedness of CMS, which had at March 31, 1994 an aggregate balance of $18.6 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

     The composition of income from discontinued operations for the quarter ended March 31, 1993 is as follows:

(Dollars in Thousands)             Riverboat      CMS
                                   Operations    Int'l      Total
Loss from operations............  ($  120)     ($  36)    ($   156)
Gain on disposal................        -           -            -
Loss on discontinued
  operations before taxes.......  ($  120)     ($  36)    ($   156)
Income tax benefit..............        -          17           17
Loss on discontinued operations,
  net of taxes..................  ($  120)     ($  19)    ($   139)

     The composition of income from discontinued operations for the six months ended March 31, 1993 is as follows:

(Dollars in Thousands)             Riverboat      CMS
                                   Operations    Int'l      Total
Income (loss) from operations...   $   245     ($   51)    $   194
Gain on disposal................    23,586           -      23,586
Income (loss) on discontinued
  operations before taxes.......   $23,831     (    51)     23,780
Income tax (provision)
  benefit.......................  (  9,573)         23    (  9,550)
Income (loss) on discontinued
  operations, net of taxes......   $14,258     ($   28)    $14,230


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

     Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At March 31, 1994 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

     Regions
     Riverboats (greater Mississippi
       River area)..................    42.2%
     Nevada.........................    25.0%
     Colorado.......................     8.0%
     Louisiana (distributor)........     5.1%

8.   Acquisition of Investment in Radica

     During February 1994, the Company purchased 11.2% of Radica Games Limited ("Radica") for cash of $5,850,000 and 374,436 shares of the Company's common stock, valued upon issuance at $10,250,000. Radica is a Hong Kong corporation which designs, develops, manufactures, and distributes non-gaming casino theme games. Radica maintains production facilities in China. The Company believes this investment will provide manufacturing capacity for the international market and enhance its business knowledge of the China market.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Supplemental Statement of Cash Flows Information

     Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company incurred capital lease obligations to obtain property, plant and equipment in the six months ended March 31, 1994 and 1993 of zero and $38,000, respectively. The Company had additions to long term notes payable during the six months ended March 31, 1994 and 1993 of zero and $5,000, respectively.

     Payments of interest for the six months ended March 31, 1994 and 1993 were $5,765,000 and $4,100,000, respectively. Payments for income taxes for the first six months of fiscal 1994 and 1993 were $47,940,000 and $21,500,000, respectively.

     During the six months ended March 31, 1994, the Company purchased a portion of Radica Games Limited for cash of $5,850,000 and 374,436 shares of the Company's common stock, valued upon issuance at $10,250,000.

     During the six months ended March 31, 1994 and 1993, notes with a face amount of $21,317,000 and $22,097,000 were converted to 2,758,058 and
2,858,988 shares of the Company's common stock, respectively.

     On February 22, 1994, the Board of Directors declared a quarterly cash dividend of $.03 per share. The dividend is payable on June 1, 1994 to shareholders of record at the close of business on May 1, 1994. At March 31, 1994, the Company had accrued $3,856,000 for the payment of this dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1993

     Net income from continuing operations grew to $31.4 million or $.23 per fully diluted share in the second quarter of fiscal 1994. This represents a 66% increase in net income and a 53% increase in per share earnings in comparison to the same period in fiscal 1993. The Company's continued net income gains were primarily driven by increased product sales.

     Revenues and Cost of Sales

     Product sales for the quarter increased approximately 90% to $127 million in comparison to $67 million reported in the second quarter of 1993. Demand for the Company's products was strongest in the riverboat and Nevada markets. Unit sales to riverboat gaming properties grew 227% over the prior quarter with the majority of the current quarter sales to properties operating in Mississippi and Louisiana. Nevada continues to provide a strong market for the Company's gaming products. Sales were influenced primarily by replacement demand in the second quarter. As large, new casinos open and other properties expand, competitive pressure accelerates the replacement of existing machines. Demand is anticipated to remain strong as planned expansions open and replacement continues. The Company's imbedded bill acceptor product has proven popular, accounting for approximately 70% of total machine shipments during the quarter.

     The Company also sold approximately 1,100 machines to the first new casino in Ontario, Canada, representing 65% of the machines installed. The casino is operated by the strategic alliance of Caesars World, Inc., Circus Circus Enterprises, Inc., and Hilton Hotels.

     Gaming operations revenue increased approximately 18% to $37.5 million during the three months ended March 31, 1994 compared to $31.7 million during the same period last year. This increase is a result of the introduction of new systems in Mississippi and Colorado as well as a larger installed machine base in Nevada. The growth in these revenues was partially offset by reduced Colorado lease revenues due to leases being converted to sales.

     The gross margin on product sales, 47.5% and 50% for the quarter ended March 31, 1994 and 1993, respectively, was lower primarily due to discounts associated with high volume sales to several customers and costs of starting up additional production facilities with new, inexperienced personnel. The gross margin on gaming operations improved due to recent increases in interest rates which lowered the cost of funding jackpot annuity payments associated with the Company's linked progressive systems.

     Expenses

     Selling, general, and administrative costs totaled $23 million for the quarter ended March 31, 1994 compared to $12.5 million for the same period last year. This increase is a result of higher employee levels, continued international selling efforts and market development costs. Legal compliance costs associated with selling gaming machines in new jurisdictions also contributed to this increase. Depreciation and amortization decreased slightly compared to last year due to a decrease in the number of leased machines in Colorado as many of these leases were converted to sales. This decline was partially offset by the depreciation recorded on the office buildings acquired in September 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1993



     Research and development expense grew 24% to $5.3 million in the second quarter as a result of added engineering personnel. The Company continues to invest resources in developing technology for its products. Bad debt expense increased $2 million in comparison to the prior year in response to increased sales and receivables balances resulting from higher sales.

     Other Income and Expense

     Interest expense decreased $441,000 to $2.9 million for the second quarter of 1994. This decline was primarily due to interest savings from the conversion of $64 million of the Company's convertible subordinated notes to common stock. This savings was partially offset by increased interest expense on jackpot liabilities. Both interest income on jackpot investments and interest expense on jackpot liabilities have increased in response to the overall growth in play and jackpots in connection with the Company's linked progressive systems. The increase to interest income resulting from jackpot investments was reduced by lower investment yields on the remainder of the portfolio.

     Discontinued Operations

     During the second quarter of last year, the Company realized a loss from discontinued casino operations of $139,000. See Note 5 of the Consolidated Financial Statements regarding discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1994
          COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1993



     Net income from continuing operations for the six months ended March 31, 1994 was $61.8 million or $.46 per fully diluted share, representing a 54% and 48% increase over the comparable prior year period. The primary factor for this growth was an approximate 97% increase in product sales and a 16% increase in game operations revenue over the prior year.

     Revenues and Cost of Sales

     Product sales revenue totaled $240.4 million and $122 million in the six months ended March 31, 1994 and 1993, respectively. This growth was driven by both the emerging Midwest riverboat market and the traditional Nevada market. Sales to the riverboat markets were strong this year primarily in Mississippi and Louisiana. The Company has secured a large percentage of the sales to these new gaming areas. The riverboat market is expected to provide continued demand as new jurisdictions open and expand.

     Nevada also provided strong demand during the period through new casino openings and replacement of machines at existing casinos. New Nevada casino properties included the Luxor, MGM Grand, and Treasure Island Casinos. The Company supplied over 80% of the gaming machines installed at these locations. Replacement of existing machines also grew in response to the competitive pressures of the new, large casinos and due to the popularity of the company's imbedded bill acceptor product. Additional expansions and replacements are anticipated as the Nevada market maintains its dominance as a gaming destination.

     Gaming operations revenues were $73.8 million in the first half of fiscal 1994 compared to $63.9 million for the same period in fiscal 1993. This increase was influenced by the introduction of new systems in Mississippi and Colorado and a greater number of machines operating on the existing Nevada systems. The additional revenues from these systems were offset by decreasing lease revenues in Colorado, due to the conversion of leases into sales. The success of the Company's linked progressive systems is expected to continue into the future through expansion into new riverboat and Indian gaming jurisdictions.

     The gross margin on product sales was 47% and 50% for the six months ended March 31, 1994 and 1993, respectively. This decrease is primarily due to discounts on high volume sales to several customers in Nevada and the riverboat markets and costs associated with the addition of new facilities and personnel needed to meet current and future manufacturing demands. The gross margin on gaming operations also decreased slightly due to overall lower interest rates which increased the costs of the annuity jackpot payments associated with the Company's linked progressive systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1994
          COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1993

     Expenses

     Selling, general and administrative costs increased to $39.8 million in comparison to $24.4 million in the prior year. This increase reflects the added costs of additional employees and expenses associated with market development in potential gaming areas, especially in the international markets. Costs associated with licensing in new jurisdictions has also contributed to this increase. Depreciation and amortization has decreased to $9.2 million from $9.9 million in fiscal 1993. The decrease is due to fewer machine leases in Colorado, where many of the leases have been converted to sales. This decrease was partially offset by depreciation recorded on the office buildings purchased by the Company in September of 1993.

     Research and development expenses, totaling $9.2 million for the period, have increased $1.3 million in comparison to the first half of 1993. This growth is primarily due to additional engineering personnel to support increased product development. Due to the growth in product sales and corresponding increase in receivables, bad debt expense increased to $4.8 million compared to $2.1 million recorded in the first six months of the prior year.

     Other Income and Expense

     The increase in play and jackpots associated with the Company's linked progressive systems contributed to the increase in interest income recorded on investments to fund jackpots and interest expense on the outstanding jackpot liabilities. This increase in interest expense was more than offset by interest savings resulting from the conversion of $64 million of the Company's convertible notes to common stock.

     Gains on the sales of assets in both periods relate to gains realized on the sales of certain securities held in the Company's investment portfolio.

     Discontinued Operations

     During the six months ended March 31, 1993, the Company realized a gain of $14 million from the sale of its investment in riverboat casino operations as well as a loss from discontinued casino operations of $217,000. See Note 5 of the Consolidated Financial Statements regarding discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      CAPITAL RESOURCES AND LIQUIDITY

     Working Capital and Cash Flow

     Working capital increased $32.8 million to $409 million during the six months ended March 31, 1994. This growth is primarily due to the following fluctuations: Accounts receivable rose $18.3 million as a result of increased sales. Inventory was $22.9 million greater than at September 30, 1993 in anticipation of future increased product demand. Accrued employee benefit plan liabilities declined $11.2 million as a result of payment of the incentives. Accrued income taxes also decreased, $9.7 million, due to payment of the liability. Customer deposits on future sales resulted in a $19.2 million increase in other accrued liabilities.

     During the six month period, the Company generated cash from operations and financing activities of $8.9 million and $16 million, respectively. Cash provided by operating activities during the period was reduced by significant growth in receivables and inventories in connection with increased sales. This increase in cash was offset by cash used in investing activities of $61.4 million, primarily associated with purchases of short term investments, fixed assets, and investments to fund jackpot liabilities.

     Lines of Credit

     As of March 31, 1994, IGT-North America had a $7.5 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of facilitating standby letters of credit, and the Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At March 31, 1994, $3,779,000 was available under this line of credit. As of April 1, 1994, the amount of the line of credit was decreased to $5 million resulting in an availability of $1,279,00 as of that date.

     IGT-Australia had a $440,000 (Australian) bank line of credit available as of March 31, 1994. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At March 31, 1994, no funds were drawn under this line.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On February 22, 1994, the Company held its annual meeting of stockholders.

     (b) The following directors were re-elected to serve until the next annual meeting: Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Warren L. Nelson, Frederick B. Rentschler, John J. Russell, and Claudine B. Williams. These directors constitute all of the directors of the Company.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 1994





                                        INTERNATIONAL GAME TECHNOLOGY




                                        By: /s/Scott Shackelton
                                           Scott Shackelton
                                           Vice President
                                           Corporate Controller