Form 10-Q
period 1994-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 1994-08-12
CIK 353944

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           June 30, 1994


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

  For Quarter Ended June 30, 1994      Commission File Number 001-10684


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at August 1, 1994
Common Stock, par value $.000625 per share          132,311,800

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

     Organization

     International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT (renamed IGT-North America), and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, the Company directly or indirectly owns 100% of IGT-International ("IGT-International"), 100% of IGT-Australia, Pty. Ltd. ("IGT-Australia"), 100% of IGT-Europe b.v. ("IGT-Europe"), 99.75% of IGT-Iceland Ltd. ("IGT-Iceland"), 100% of IGT-Japan k.k. ("IGT-Japan") and approximately 9% of Radica Games Limited ("Radica"). In December 1992 the Company sold its interest in its riverboat partnerships and on September 30, 1993 sold its interest in CMS-International ("CMS"). See "Discontinued Operations."

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

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(Dollars in thousands,            THREE MONTHS ENDED    NINE MONTHS ENDED
 except per share amounts)             JUNE 30,              JUNE 30,
                                   1994       1993       1994       1993
REVENUES:
  Product sales..............   $146,881    $ 92,090   $387,325   $214,162
  Gaming operations..........     40,801      39,896    114,660    103,810
    Total revenues...........    187,682     131,986    501,985    317,972

COSTS AND EXPENSES:
  Cost of product sales......     77,016      46,463    204,174    107,767
  Gaming operations..........     17,678      17,268     51,089     45,016
  Selling, general and
    administrative...........     18,773      15,216     58,610     39,628
  Depreciation and
    amortization.............      5,122       5,263     14,367     15,127
  Research and development...      6,144       4,112     15,282     11,996
  Provision for bad debts....      1,291       1,350      6,098      3,464
    Total costs and expenses.    126,024      89,672    349,620    222,998
INCOME FROM OPERATIONS.......     61,658      42,314    152,365     94,974

OTHER INCOME (EXPENSE):
  Interest income ...........      7,223       6,809     21,061     19,240
  Interest expense...........  (   2,794)  (   3,175) (   8,548) (   9,543)
  Gain on the sale of assets.  (   1,987)      2,952        101      9,583
  Other......................        455   (     103) (     416)       395
    Other income, net........      2,897       6,483     12,198     19,675

INCOME FROM CONTINUING OPER-
  ATIONS BEFORE INCOME TAXES.     64,555      48,797    164,563    114,649

PROVISION FOR INCOME TAXES...     24,650      19,150     62,853     44,944

INCOME FROM CONTINUING
  OPERATIONS.................     39,905      29,647    101,710     69,705

DISCONTINUED OPERATIONS:
  Income from operations,
    including tax provision
    of $225 and $202.........          -         363          -        580
  Gain on disposition, net of
    taxes of $9,573..........          -           -          -     14,013
  Income from discontinued
    operations...............          -         363          -     14,593

NET INCOME...................   $ 39,905    $ 30,010   $101,710   $ 84,298

The accompanying notes are an integral part of these consolidated financial statements.

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(Shares in thousands)         THREE MONTHS ENDED      NINE MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                                1994        1993       1994        1993

PRIMARY EARNINGS PER SHARE:
  Income from continuing
    operations.............. $   0.30     $   0.24    $   0.78   $   0.56
  Income from discontinued
    operations..............        -            -           -       0.12

NET INCOME.................. $   0.30     $   0.24    $   0.78   $   0.68

FULLY DILUTED EARNINGS PER
  SHARE:
  Income from continuing
    operations.............. $   0.30     $   0.23    $   0.76   $   0.54
  Income from discontinued
    operations..............        -            -           -       0.10

NET INCOME.................. $   0.30     $   0.23    $   0.76   $   0.64

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING...............  132,154      124,973     130,596    124,683

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  ASSUMING FULL DILUTION....  136,481      136,677     136,582    138,336



Earnings per share are calculated on the basis of the weighted average number of common and, if dilutive, common equivalent shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.


                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

(Dollars in thousands)                         JUNE 30,       SEPT. 30,
                                                 1994            1993

                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents................   $ 35,298        $ 85,346
  Short-term investments, at lower of cost
    or market (market value of $102,897
    and $147,123)..........................    102,897         131,994
  Accounts receivable, net of allowances
    for doubtful accounts of $7,974
    and $7,935.............................    130,606          81,857
  Current maturities of long-term notes
    and contracts receivable, net of
    allowances.............................     80,260          60,673
  Inventories:
    Raw materials..........................     59,923          40,225
    Work-in-process........................      6,068           4,998
    Finished goods.........................     48,823          29,855
    Total inventories......................    114,814          75,078
  Deferred income taxes....................     15,995          10,932
  Prepaid expenses and other...............     18,333          14,255

    Total current assets..................     498,203         460,135

LONG-TERM NOTES AND CONTRACTS RECEIVABLE,
  net of allowances and current
  maturities...............................     57,698          46,908

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land.....................................      7,043             989
  Buildings ...............................      4,213           4,213
  Gaming and casino operations equipment...     48,975          39,375
  Manufacturing machinery and equipment....     57,151          43,456
  Leasehold improvements...................      9,271           5,529
                                               126,653          93,562
  Less accumulated depreciation and
    amortization...........................  (  54,863)      (  42,689)

    Property, plant and equipment, net...       71,790          50,873

INVESTMENTS TO FUND LIABILITIES
  TO JACKPOT WINNERS.......................    116,321          82,266

OTHER ASSETS...............................     21,391           6,411

    Total assets...........................   $765,403        $646,593

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in thousands)                         JUNE 30,       SEPT. 30,
                                                 1994            1993
                                             (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term notes
    payable and capital lease
    obligations.............................   $46,511        $    462
  Accounts payable..........................    24,093          22,620
  Jackpot liabilities.......................    15,722          11,882
  Accrued employee benefit plan
    liabilities.............................     9,843          19,651
  Accrued interest payable..................        88           1,352
  Accrued vacation liability................     5,261           3,771
  Accrued income taxes......................    10,896          11,649
  Other accrued liabilities.................    16,204          12,362

    Total current liabilities...............   128,618          83,749

LONG-TERM NOTES PAYABLE AND CAPITAL LEASE
  OBLIGATIONS, net of current maturities....       307             617

CONVERTIBLE SUBORDINATED NOTES PAYABLE......         -          59,998

LONG-TERM JACKPOT LIABILITIES...............   134,096         106,476

DEFERRED INCOME TAXES.......................    13,294          17,187

OTHER LIABILITIES...........................        19              17


    Total liabilities.......................   276,334         268,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.000625 par value;
    320,000,000 shares authorized;
    149,372,846 and 138,938,605 shares
    issued .................................        93              87
  Additional paid-in capital................   225,873         146,869
  Retained earnings.........................   350,263         259,125
  Treasury stock; 17,098,646 and
    14,071,460 shares at cost............... (  87,160)      (  27,532)

    Total stockholders' equity..............   489,069         378,549

    Total liabilities and
      stockholders' equity..................  $765,403        $646,593

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Dollars in thousands)                           NINE MONTHS ENDED
                                                     JUNE 30,
                                                 1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ...........................       $101,710         $84,298

Adjustments to reconcile net income to
  net cash provided by
  operating activities:

  Depreciation and amortization.......         14,367          15,127
  Amortization of long-term debt
    discount and offering costs.......            545           1,259
  Provision for bad debts.............          6,098           3,464
  Gain on sale of assets..............       (    101)       (  9,583)
  Gain on sale of discontinued
    operations........................              -        ( 14,013)
  Donated common stock................            500             250
  (Increase) decrease in assets:
    Receivables ......................       ( 85,227)       ( 39,710)
    Inventories.......................       ( 39,736)       (  8,189)
    Prepaid expenses and other........       (    392)            256
    Other assets......................       (  5,881)          2,603
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      liabilities.....................       (  4,489)       (  6,603)
    Accrued and deferred income taxes
      payable, net of tax benefit
      of stock option and purchase
      plans...........................       (  4,901)          4,596
  Other...............................       (     13)       (    879)

    Total adjustments.................       (119,230)       ( 51,422)


Net cash provided by (used in)
  operating activities................       ( 17,520)         32,876


The accompanying notes are an integral part of these consolidated financial statements.

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                                (Unaudited)

(Dollars in thousands)                             NINE MONTHS ENDED
                                                       JUNE 30,
                                                 1994            1993

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property, plant
    and equipment.........................    ($ 39,668)      ($ 33,732)
  Proceeds from sale of property,
    plant and equipment...................        3,384           7,938
  Purchase of short term investments......    ( 110,064)      ( 102,885)
  Proceeds from sale of short term
    investments...........................      140,012          86,569
  Proceeds from investments to fund
    liabilities to jackpot winners........       11,964           8,499
  Purchase of investments to fund
    liabilities to jackpot winners........    (  49,703)      (  35,652)
  Proceeds from sale of discontinued
    operations............................            -          28,749

    Net cash used in investing activities.    (  44,075)      (  40,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt..............    (     261)      (     618)
  Payments on liabilities to
    jackpot winners.......................    (  11,964)      (   8,499)
  Collections from systems to fund
    liabilities to jackpot winners........       43,424          33,867
  Proceeds from stock options
    exercised.............................          745           3,050
  Proceeds from employee stock purchases..        1,034             869
  Payments of cash dividend...............    (  11,525)      (   3,674)
  Payments to purchase treasury stock.....    (  57,097)              -
  Proceeds from short-term borrowings.....       46,000               -
  Foreign currency exchange gain (loss)...        1,191       (   1,060)

    Net cash provided by
      financing activities................       11,547          23,935

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................    (  50,048)         16,297

CASH PROVIDED BY DISCONTINUED OPERATIONS..            -          12,022

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD.....................       85,346          69,159

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD..................................     $ 35,298        $ 97,478

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Notes and Contracts Receivable

     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        June 30,      September 30,
(Dollars in thousands)                    1994             1993
                                       (Unaudited)
Allowances for doubtful notes and
contracts:
  Current............................    $5,428          $5,588
  Long-term..........................     2,918           3,363
                                         $8,346          $8,951

2.   Lines of Credit

     As of June 30, 1994, the Company had a $50 million unsecured bank line of credit with various interest rate options available. The line of credit is used to fund operations and to facilitate standby letters of credit.
The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At June 30, 1994, $279,000 was available under this line of credit.

     The Company is required to comply, and is in compliance, with certain covenants contained in the line of credit agreement which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

     IGT-Australia had a bank lease facility available at June 30, 1994 which provides up to $3 million (Australian) to fund motor vehicle and equipment purchases. Interest rates on this line are determined at the time of acquisition of the equipment based on market rates. At June 30, 1994, $206,000 (Australian) was drawn under this line. The line is secured by equitable mortgages and has a provision for review and renewal annually in May.


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

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Under the terms of the Notes, the Company called all the outstanding Notes for redemption on June 1, 1994. The redemption price was 84.414% of the principal amount due at maturity together with accrued and unpaid interest to the date of redemption. At the option of the holder, the Notes were convertible into common stock of the Company at a conversion rate of
129.384 shares per each $1000 principal amount until May 31, 1994. All the outstanding notes were converted prior to the redemption date. During the nine months ended June 30, 1994 and 1993, notes with a face amount of $72,180,000 and $26,189,000 were converted to 9,338,877 and 3,388,421 shares of the Company's common stock, respectively.

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

5.   Discontinued Operations

     In connection with the Company's focus on gaming machine manufacture and proprietary software systems development, the Company divested its investments in casino operations during fiscal 1993 through the sale of its interest in CMS and President Riverboat Casinos, Inc. ("PRC"). The disposition of these investments has been accounted for as discontinued operations. The revenues from these operations totaled $9,218,000 and $25,818,000 for the quarter and nine months ended June 30, 1993, respectively. The separate sales transactions of these investments are described below.

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

     The Company recognized a pre-tax loss of approximately $2.0 million on the sale and will remain as guarantor on certain indebtedness of CMS, which had at June 30, 1994 an aggregate balance of $17.1 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

     The composition of income from discontinued operations for the quarter ended June 30, 1993 is as follows:

(Dollars in Thousands)             Riverboat      CMS
                                   Operations    Int'l        Total
Income from operations..........   $     -       $ 588      $   588
Gain on disposal................         -           -            -
Income on discontinued
  operations before taxes.......   $     -       $ 588      $   588
Income tax provision............         -      (  225)    (    225)
Income on discontinued
operations, net of taxes........   $     -       $ 363      $   363

     The composition of income from discontinued operations for the nine months ended June 30, 1993 is as follows:

(Dollars in Thousands)            Riverboat       CMS
                                  Operations     Int'l        Total
Income from operations..........   $   245       $ 537      $   782
Gain on disposal................    23,586           -       23,586
Income on discontinued
  operations before taxes.......   $23,831         537       24,368
Income tax provision............  (  9,573)     (  202)    (  9,775)
Income on discontinued
  operations, net of taxes......   $14,258       $ 335      $14,593

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

     Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors. The three largest distributors represent 12% of total receivables. At June 30, 1994 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

     Regions
     Riverboats (greater Mississippi
       River area)..................    36.8%
     Nevada.........................    24.7%
     Colorado.......................     7.5%
     Indian Casinos (distributor)...     6.5%
     Other Regions
       (individually less than 5%)..    24.5%
                                       100.0%

8.   Investment in Radica

     During February 1994, the Company purchased 9.2% of Radica Games Limited ("Radica") for cash of $5,850,000 and 374,436 shares of the Company's common stock, valued upon issuance at $10,250,000. Radica is a Hong Kong corporation which designs, develops, manufactures, and distributes non-gaming casino theme games. Radica maintains production facilities in China. The Company believes this investment will provide manufacturing capacity for the international market and enhance its business knowledge of the China market.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Purchase of Treasury Stock

     During the quarter ended June 30, 1994, the Company purchased 2,941,400 shares of its outstanding stock for a total of $57.1 million in cash. This purchase was in connection with a stock repurchase program reaffirmed by the Board of Directors in February 1994.

10.  Subsequent Events

     IGT-Australia has entered into a unsecured financing agreement of up to $18 million to purchase a new office and manufacturing facility in New South Wales, Australia. The agreement provides for either a variable or fixed interest rate based on the bank's market rate plus .6%. The loan will have a final maturity date of June 30, 1998 with principal payments due annually beginning June 30, 1995. This agreement is expected to be finalized during August 1995.

11.  Supplemental Statement of Cash Flows Information

     Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. During the nine months ended June 30, 1994, the Company purchased a portion of Radica Games Limited for cash of $5,850,000 and 374,436 shares of the Company's common stock, valued upon issuance at $10,250,000. During the nine months ended June 30, 1994 and 1993, notes with a face amount of $72,180,000 and $26,189,000 were converted to 9,338,877 and 3,388,421 shares of the Company's common stock, respectively.

     Payments of interest for the nine months ended June 30, 1994 and 1993 were $9.3 million and $12.6 million, respectively. Payments for income taxes for the first nine months of fiscal 1994 and 1993 were $63.6 million, and $37.0 million, respectively.

     On May 24, 1994, the Board of Directors declared a quarterly cash dividend of $.03 per share. The dividend is payable on September 1, 1994 to shareholders of record at the close of business on August 1, 1994. At June 30, 1994, the Company had accrued $3,968,000 for the payment of this dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1993

     Income from continuing operations grew 35% to $39.9 million or $.30 per share (fully diluted) in the third quarter of fiscal 1994 in comparison to $29.6 million or $.23 per share for the corresponding prior year quarter. This increase resulted primarily from growth in product sales, which totaled $146.9 million in the quarter.

     Revenues and Cost of Sales

     Total revenues for the quarter ended June 30, 1994 reached $187.7 million compared to $132 million for the quarter ended June 30, 1993. An increase of approximately 60% in product sales generated the overall improvement in revenues. Demand for the Company's products was strongest in the Nevada, riverboat and Indian gaming markets. Machine shipments in the traditional Nevada market grew over 180% during the quarter driven by the opening of new properties and strong replacement demand. New operations for Boomtown Las Vegas, Sam's Town and Palace Station and significant orders of the imbedded bill acceptor product from properties such as Mirage and Golden Nugget contributed to the increased machines sales in this market. Along with the competitive pressures of new and expanded casino properties throughout the state, the popularity of the Company's imbedded bill acceptor product increased replacement demand. Approximately 90% of the total Nevada units sold during the quarter were equipped with imbedded bill acceptors.

     The opening of new casino properties in the riverboat and Indian gaming markets produced significant machine sales in these areas. Unit sales of machines to riverboat operators during the quarter increased 124% over the prior year third quarter. Approximately 30% of the sales were to Louisiana riverboats and 70% to Mississippi operators. Indian gaming demand in Louisiana, Arizona, Mississippi, Michigan, and Connecticut resulted in a 120% increase in machine shipments to this market.

     Gaming operation revenue totaled $40.8 million during the current quarter versus $39.9 million in the corresponding prior year period. Revenue growth from the Company's linked progressive systems offset decreased revenue from lease operations. New progressive systems installed in the Mississippi and Colorado markets along with a larger installed machine base in Nevada resulted in an increase in progressive systems revenue. Lease operations decreased primarily due to the conversion of machine leases to sales in Colorado.

     The overall gross margin, 49.5% and 51.7% for the quarter ended June 30, 1994 and 1993, respectively, was lower primarily due to the gross margin realized on product sales. This decrease is associated with higher discounts given on large individual sales to several customers. Gaming operations expense increased primarily in response to growth in jackpot expenses associated with the Company's linked progressive system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1993

     Expenses

     Selling, general and administrative expenses totaled $18.7 million for the quarter ended June 30, 1994 compared to $15.2 million during the same period in the prior year. Costs incurred in connection with sales growth along with costs associated with additional personnel and facilities contributed to this increase. These additional resources continue to be focused on expanding the Company's existing and potential markets worldwide.

     The slight overall decline in depreciation and amortization, approximately $140,000, resulted primarily from the depreciation of fewer leased casino machines. The number of leased machines, which the Company depreciates, decreased in comparison to the prior period due to several leases being converted to sales in the Colorado market. Depreciation recorded on the office buildings acquired in September 1993 partially offset this decline.

     Research and development expense increased $2 million to $6.1 million in the third quarter of 1994 as compared to the third quarter of 1993. This growth is a result of added engineering personnel and continuing development of new products and product enhancements. The provision for bad debts for the quarter totaled $1.3 million dollars, a decrease of $59,000. The Company feels the reserves for uncollectible receivables are adequate.

     Other Income and Expense

     Interest income increased $414,000 to $7.2 million for the quarter ended June 30, 1994. This is attributable in part to higher notes and contracts receivable balances resulting from the growth in sales. Interest income on investments, which decreased due to lower average interest-bearing investment balances, partially offset the above increase. Interest income on jackpot liabilities also grew in comparison to the third quarter of fiscal 1993. Both interest income and interest expense on jackpot liabilities increased in response to the growth in progressive systems play and the resulting jackpot liabilities.

     In addition to the effect of the increase in interest expense relating to jackpot liabilities, overall interest expense was reduced by interest savings on the conversion the Company's convertible subordinated notes to common stock. These notes were all converted as of June 1, 1994.

     A loss of $2 million on assets was recorded during the quarter ended June 30, 1994 as compared to a gain of $3 million in the same prior year period. The loss in the current quarter reflected realized losses and market valuation adjustments on marketable securities held in the Company's portfolio. These losses resulted from lower market values on interest-sensitive investments. Gains in the prior year period were realized from the sale of certain securities.

     Discontinued Operations

     During the second quarter of last year, the Company realized income from discontinued operations of $363,000. See Note 5 of the Consolidated Financial Statements regarding discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1994
          COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1993

     For the nine months ended June 30, 1994, net income from continuing operations reached $101.7 million or $.76 per share (fully diluted). This represents an increase of 46% and 41%, respectively, over the comparable prior year period. This growth was driven by an increase in product revenues of 81% accompanied by an increase in gaming operations revenues of 10.5%.

     Revenues and Costs of Sales

     Total revenues for the nine months ended June 30, 1994 and 1993 were $502 million and $318 million, respectively. The gain in revenues was primarily supported by significant growth in product sales. Product sales increased $173 million or 81% compared to the prior year period. The predominant areas of machine sales occurred in the riverboat and Nevada markets accompanied by strong demand in the Indian casino markets. The riverboat market expanded significantly during the year in several jurisdictions and the Company secured a large percentage of the total casino machines sales in these areas. Fiscal year to date machine shipments to riverboat operators increased approximately 280% over the comparable prior year period. Mississippi accounted for the majority of such sales along with Louisiana and Illinois.

     The traditional Nevada market also provided strong demand through the opening of several new properties and replacement of machines at existing casinos. Significant individual machine shipments were made to new casino properties including the Luxor, MGM Grand, and Treasure Island. New and expanded casinos throughout the state increased competitive pressures for the replacement of older machines. Replacement demand was also accelerated by the Company's imbedded bill acceptor product which is very popular with both casino patrons and operators. Additional expansions and replacements are anticipated in the Nevada market. Sales also remained strong to Indian gaming jurisdictions throughout the period.

     Revenue growth in the future is dependent on the continued expansion of gaming markets which may not be as great as experienced during the nine months ended June 30, 1994.

     Gaming operations revenue totaled $114.7 million and $103.8 million for the nine months ended June 30, 1994 and 1993, a 10.5% increase. The start-up and expansion of systems in Mississippi and Colorado along with a larger installed machine base in Nevada generated additional revenues from the Company's linked progressive systems. This increase in revenues was partially offset by decreases in lease operation revenues. This reduction was concentrated primarily in the Colorado market where most lessees have exercised their options to purchase the equipment.

     The Company realized a gross margin of 49.1% and 52% for the nine months ended June 30, 1994 and 1993, respectively. Gross margin on product sales was lower primarily due to higher discounts. As sales during the year included many large volume sales, overall discount percentages on such sales increased.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1994
          COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1993

     Expenses

     Selling, general and administrative expense grew to $58.6 million in the first nine months of fiscal 1994, an increase of $19 million over the same prior year period. Additional selling costs associated with increased sales levels contributed to this increase. The Company also hired additional employees and acquired additional facilities throughout the period. Licensing the Company's products in gaming jurisdictions throughout the world also increased such expenses. Depreciation and amortization decreased $760,000 as a result of fewer leased casino machines on which the Company records depreciation expense. This decrease is due primarily to the conversion of leases into sales within the Colorado region. Depreciation recorded on office buildings acquired in September 1993 partially offset the decreased lease related depreciation.

     Research and development expense was $15.3 million and $12 million for the nine months ended June 30, 1994 and 1993, respectively. Costs associated with additional engineering personnel and the continuing development of new and enhanced products generated this increase. The provision for bad debts increased $2.6 million in response to the significant increase in total receivables resulting from overall sales growth.

     Other Income and Expense

     Interest income grew $1.8 million to $21 million for the nine months ended June 30, 1994. This increase is primarily attributable to the increase in systems play which resulted in increased income producing investments to fund future payments. Additionally, increased notes and contracts receivable contributed to the growth in interest income offset by lower average balances of interest-bearing investments.

     Interest expense declined due to interest savings on the Company's convertible subordinated notes. Throughout the period, notes were converted to common stock resulting in decreased interest expense. As of June 1, 1994, all such notes had been converted. This decline was partially offset by the above mentioned increase in systems play and resulting growth in jackpots. Interest expense increases as the level of jackpot liabilities increases.

     A net loss on assets of $101,000 was recorded during the nine months ended June 30, 1994 versus a net gain of $9.6 million in the prior year period. Sales of certain securities held by the Company accounted for the gains realized in the prior year. Gains on sales of securities during the current year were offset by unrealized losses on securities held by the Company at June 30, 1994. These losses were a result of market value decline on interest-sensitive securities.

     Discontinued Operations

     During the nine months ended June 30, 1993, the Company realized income from discontinued operations totaling $14.6 million. See Note 5 of the Consolidated Financial Statements regarding discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      CAPITAL RESOURCES AND LIQUIDITY

     Working Capital and Cash Flow

     Working capital decreased $6.8 million to $369.6 million during the nine months ended June 30, 1994. Growth of $38.1 million in current assets was offset by an increase of $44.9 million in current liabilities.
Accounts receivable and current maturities of notes and contracts receivable generated $68.3 million in working capital as a result of increased sales. Inventory levels grew $39.7 million to support future demand across all legalized gaming jurisdictions. Cash, cash equivalents, and short-term investments declined a total of $79.1 million. Short-term borrowings of $46 million used for operations also contributed to the overall decline in working capital.

     During the nine month period, the Company generated cash from financing activities of $11.5 million. Cash proceeds from short-term borrowings of $46 million and collections from the progressive systems of $43.4 million were partially offset by the purchase of the Company's stock to be held as treasury stock in the amount of $57.1 million. Cash used in operating activities of $17.5 million was primarily effected by significant growth in receivables and inventories. Cash used in investing activities of $44 million was attributable in part to purchases of property, plant, and equipment during the period. These purchases included approximately $7 million for land for the new manufacturing facility in Reno, NV along with additional manufacturing and office equipment to support added personnel and manufacturing demands.

     Lines of Credit

     As of June 30, 1994, the Company had a $50 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used to fund operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At June 30, 1994, $279,000 was available under this line of credit.

     IGT-Australia had a bank lease facility available at June 30, 1994 which provides up to $3 million (Australian) to fund motor vehicle and equipment purchases. Interest rates on this line are determined at the time of acquisition of the equipment based on market rates. At June 30, 1994, $206,000 (Australian) was drawn under this line. The line is secured by equitable mortgages, and has a provision for review and renewal annually in May.

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