Form 10-Q/A
period 1994-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 1994-08-18
CIK 353944

FORM 10-Q/A First Amendment

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

                        FORM 10-Q/A FIRST AMENDMENT

                           STATEMENT OF PURPOSE



     The purpose of this amendment is to correct the date of the Company's Form 10-Q for the quarterly period ended June 30, 1994 as originally filed. The date on the signature page was erroneously filed as May 12, 1994. The correct filing date is August 12, 1994. The corrected signature page has been included herein.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 1994





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

Date:  August 17, 1994





                                        INTERNATIONAL GAME TECHNOLOGY




                                        By: /s/Scott Shackelton
                                           Scott Shackelton
                                           Vice President
                                           Corporate Controller