Form 10-K
period 1994-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1994-12-29
CIK 353944

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)
    For the Fiscal Year Ended September 30, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from.............to................

Commission File Number 001-10684

                         INTERNATIONAL GAME TECHNOLOGY
             (Exact name of registrant as specified in its charter)
      Nevada                                        88-0173041
(State of Incorporation)             (I.R.S. Employer Identification No.)

                       5270 Neil Road, Reno, Nevada 89502
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (702) 686-1200
          Securities registered pursuant to Section 12(b) of the Act:
                                        Name of Each Exchange
   Title of Each Class                  on Which Registered

Common Stock, Par Value $.000625        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1994: $2,139,355,000
     The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1994: 132,376,728 shares of Common Stock, $.000625 Par Value.
     Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                               TABLE OF CONTENTS
                                     PART I
                                                                 Page

ITEM    1. Business. . . . . . . . . . . . . . . . . . . . . .    3
ITEM    2. Properties. . . . . . . . . . . . . . . . . . . . .   28
ITEM    3. Legal Proceedings . . . . . . . . . . . . . . . . .   29
ITEM    4. Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . .   29

                                    PART II

ITEM    5. Market for Registrant's Common Stock and
           Related Stockholder Matters . . . . . . . . . . . .   30
ITEM    6. Selected Financial Data . . . . . . . . . . . . . .   31
ITEM    7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . .   32
ITEM    8. Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . .   41
ITEM    9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . .   76

                                    PART III

ITEM    10. Directors and Executive Officers of the Registrant . .    76
ITEM    11.
Executive Compensation . . . . . . . . . . . . . .   76
ITEM    12.
Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . .   76
ITEM    13.
Certain Relationships and Related Transactions . .   76

                                    PART IV

ITEM    14.
Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . .   77
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   79

                                     PART I

ITEM 1.    BUSINESS

General

    International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT (renamed IGT-North America), and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: IGT-International ("IGT-International"); IGT-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); and IGT-Japan k.k. ("IGT-Japan"). In December 1992, the Company sold its interest in its riverboat partnerships and on September 30, 1993 sold its interest in CMS-International ("CMS"). See "Discontinued Operations."

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

    IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. On April 16, 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market. No sales were made to this market in fiscal 1994.

    Unless the context indicates otherwise, references to "International Game Technology", "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 686-1200.

Discontinued Operations

    During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and CMS. These dispositions were made as part of the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

    Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President riverboat casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to PRC in exchange for 1,671,429 shares of PRC common stock. These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992 (see Note 12 of Notes to the Consolidated Financial Statements).

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

                                           Years Ended
                                          September 30,
                                  1994       1993       1992
(Amounts in thousands)
Manufacture of Gaming Products:
  Revenues . . . . . . . . . .  $514,121   $335,641  $ 236,372
  Operating Profit . . . . . .   246,502    175,888    115,705
  Identifiable Assets. . . . .   364,368    262,454    188,852

Gaming Operations:
  Revenues . . . . . . . . . .  $160,340   $142,389  $ 127,222
  Operating Profit . . . . . .    76,181     62,391     59,381
  Identifiable Assets:
    Discontinued Casino
    Operations . . . . . . . .         -          -     30,737
    Gaming Operations. . . . .   215,746    151,234    117,595

Geographic Area Data:
  United States:
    Revenues:
      Unaffiliated Customers .  $608,847  $ 413,121   $326,136
      Inter-area Transfers . .    13,169     14,576      6,163
    Operating Profit . . . . .   303,897    224,152    163,597
    Identifiable Assets. . . .   806,861    600,472    460,686

  Australia:
    Revenues . . . . . . . . .  $ 42,270  $  39,681  $  34,580
    Operating Profit . . . . .    15,052     15,269     13,671
    Identifiable Assets. . . .    44,759     27,067     24,465

  Europe:
    Revenues . . . . . . . . .  $ 10,969  $  11,485  $   2,878
    Operating Profit . . . . .     5,088      1,025        513
    Identifiable Assets. . . .    10,753     11,007      4,822

  Canada:
    Revenues . . . . . . . . .  $ 12,375  $  13,743  $       -
    Operating Profit . . . . .     2,819      4,241          -
    Identifiable Assets. . . .     5,635      8,047          -

See also Note 2 of Notes to Consolidated Financial Statements.

Gaming Products

  Products

  The Company develops its gaming products for both domestic and international markets. In domestic markets, the Company targets the traditional casino gaming market and the government sponsored video gaming terminal market. In international markets, the Company targets both casino-style and gaming-hall markets.

  Over the past decade, advancements in gaming machine technology have attracted a greater number of North American players to slot and video machines due primarily to higher jackpots and enhanced player appeal. These improvements have significantly influenced casino gaming revenues. Generally, annual slot and video revenues of domestic casinos exceed revenues from table games.

  The Company was the first to develop computerized video gaming, and today under the Players Edge Plus trademark, the Company sells a variety of different games. The games include video poker and "blackjack" products in the upright, slant-top and drop-in bar models. The Players Edge Plus line is also available in slant-top keno, dual screen keno, bingo and large screen video poker and video slots. Players Edge Plus machines offer player appeal and security including multilevel progressives, embedded and side-mount bill acceptors, enhanced sound packages, embedded progressive meters and data communication devices.

  The Company also offers a complete line of spinning reel slot machines
sold under the trademark S-Plus.   The S-Plus series slot machines use an
advanced microprocessor system that accommodates several progressive link configurations, enhanced audit trail functions, selection of game software and optional side-mount or embedded bill acceptors. S-Plus machines run existing S-slot programs or the latest partitioned software which facilitates program updates. A game change can occur quickly by selecting a new program chip from IGT's extensive game library and by changing the glass and reel strips. The S-Plus machines are manufactured in various sizes and colors and are offered in several designs including upright, slant top and drop-in-bar.

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

  The Company introduced a new multigame video product, Winners Choice, in September 1994 at the World Gaming Congress held in Las Vegas, Nevada. The Company intends to sell the product in both casino and video lottery jurisdictions worldwide subject to obtaining any required regulatory approval. The Winners Choice video product is currently the only gaming machine available with a RISC processor using the Intel 80960 microprocessor. The RISC processor simplifies the internal operation of the machine and offers improved upgradability and software compatibility to allow for future enhancements. The Winners Choice has the capability for up to one hundred combinations of game types and paytable variations. IGT's modular game software architecture with high level interface permits quick response for new development. The Winners Choice also offers improved security features including silicon signature chips in all PC boards, enhanced door monitoring and extensive event log with time and date stamp available. The Company has initiated the regulatory approval process to license Winners Choice in Connecticut, Iowa, Louisiana, Mississippi, New Jersey and Nevada.

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

  The following schedule illustrates revenues derived from the sale of gaming:

                         Fiscal Years Ended September 30,
                           1994        1993       1992
(Amounts in Thousands)
Reel-Type Slot Machines  $308,898    $194,126   $105,818
Video Products            162,092      75,506     62,338
Video Gaming Terminals     10,830      15,100     22,172

Markets

    The Company has benefited in the past few years from the significant expansion of legalized gaming primarily in the Midwestern market, Native American gaming and Canadian government sponsored casino gaming market.
The Company believes that new markets for its products will continue to open but at the same time, the pace and timing of such growth is uncertain. During fiscal 1994, the gaming industry in the United States was influenced by public opinion, the legal and electoral process, and the threat of a federal gaming tax. Many of these same or similar factors are also present in developing international markets. These factors are outside the control of the Company in both domestic and international markets. As a result, the Company cannot predict the rate at which domestic and foreign markets will develop and any slow down or delays in the growth of new markets will adversely affect the Company's future results.

    The Company markets its gaming products in North America and in other jurisdictions throughout the world. The most established North American markets are Nevada and Atlantic City. The Company manufactured approximately 12,000 of the estimated 27,000 gaming machines currently in place in Atlantic City. Nevada is both the oldest and largest market for the Company's products with an installed base of approximately 170,000 machines of which the Company manufactured approximately 116,000.

    Within Nevada, there has been increased demand for the Company's products attributable to the construction of new casinos and the expansion and refurbishment of existing casinos. The increased demand began with the opening of the Mirage hotel and casino in 1989 and the Excalibur hotel and casino in 1990. In fiscal 1991 and fiscal 1992, the Company's sales volume in Nevada increased due to additional casino expansions and the replacement of older machines with new games, designs and technological advancements. The opening of three "mega-resorts," the Luxor, MGM Grand and Treasure Island, significantly increased demand for the Company products in fiscal 1993 and early fiscal 1994. These three hotel casinos increased the installed base of gaming machines in Nevada by over 8,000 machines while adding approximately 10,000 hotel rooms in Las Vegas, Nevada. The market for the Company's products in Nevada continued to grow during fiscal 1994 due to new casino openings at Boomtown, Boulder Station and Buffalo Bills which increased the installed base in Nevada by over 4,800 machines. Several expansions also occurred in fiscal 1994 at Arizona Charlies, Casino Royale, Rio Suites, Sams Town and Virgin River. Demand for the Company's products in fiscal 1994 also grew because existing casinos replaced greater number of older gaming machines. In particular, strong demand for the Company's embedded bill-acceptor product accelerated the replacement of existing machines. During fiscal 1994 significant product replacements occurred at properties owned by Circus Circus, Golden Nugget, Harrahs, Mirage and Palace Station. Gaming machines have a mechanical life of approximately 10 years, although in established markets, such as Nevada, they are replaced on average between five to seven years. Replacement occurs as a result of technological advances, new designs, improvements in the visual characteristics, and the development of new games.

    The Company is aware of two large casinos projected to operate over 1,000 gaming machines each that will open during fiscal 1995. The Silver Legacy in Reno, Nevada and The Texas Gambling Hall in Las Vegas, Nevada are both under construction and expected to open in the Summer of 1995. The Company also expects there to be number of smaller properties that expand or remodel. The Company also anticipates continued demand for its embedded bill acceptor product but the level of demand cannot be predicted. Demand for the product is dependent, in part, on the competitiveness of casinos and the willingness of casinos to incur the costs associated with replacing existing gaming machines with new machines.

    Riverboat gaming began in Iowa during 1991 and as of September 30, 1994 was operating in five states: Iowa, Illinois, Louisiana, Mississippi and Missouri. Riverboat gaming is also legal in Indiana but was not operational at the end of fiscal 1994. At the end of fiscal 1994, the riverboat installed base was estimated at 50,000 gaming machines operating on over 50 riverboats in five states and IGT manufactured approximately 40,000 of these machines.

    While gaming was recently legalized in Missouri and Indiana, court challenges regarding the constitutionality of gaming significantly delayed the development of these markets. Riverboat gaming was initially approved by the voters in Missouri in November, 1992, and by the Indiana legislature in June, 1993. The Missouri Supreme Court in January, 1994 ruled that slot machines were defined as games of chance and therefore prohibited by the Missouri constitution. On April 5, 1994, a Missouri referendum to approve games of chance was narrowly defeated. The third referendum regarding the legalization of gaming was held on November 8, 1994 and the people of

Missouri voted in favor of an amendment to the state's constitution allowing slot machine gaming. At the end of fiscal 1994, five riverboats operated (without slot machines) in Missouri and 17 applications for riverboat casino licenses were pending before the Missouri Gaming Commission. In May, 1994, a Porter County, Indiana judge ruled that the Indiana gaming law violated the state's constitution based on special legislation favoring a particular community. On November 21, 1994, the Indiana Supreme Court ruled that the Indiana gaming law was in fact in agreement with the states constitution. The Indiana gaming regulations limit the number of riverboat casino licenses to 11.

    Several states may introduce riverboat gaming legislation during 1995 legislature sessions including Illinois, Massachusetts, Ohio, Pennsylvania, and South Carolina. The further expansion of riverboat gaming in these and in any other potential jurisdictions will be the subject of public debate, and legalization typically requiring a public referendum or other legislative action. In addition, any favorable public referendum or legislative action may be the subject of legal challenges. These factors have and will continue to influence the timing and opening of riverboat gaming in new markets.

    Casino-style gaming expanded on Native American lands in fiscal 1994. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. IGT machines are placed only with Native American gaming operators who have negotiated a compact with the state and received approval by the U. S. Department of the Interior. The Company, through its distributor Sodak Gaming, Inc., began selling machines to authorized Native American casinos in 1990. The Company has either directly or through its distributor sold machines in the following 13 states: Arizona, Colorado, Connecticut, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Montana, North Dakota, Oregon, South Dakota and Wisconsin. There are 11 tribes in 5 of the above states that have approved compacts but have not commenced gaming operations in fiscal 1994. Compacts have also been approved by the U.S. Department of the Interior in North Carolina and Rhode Island although no deliveries were made into these jurisdictions during fiscal 1994. In addition to the approved states, Class III compacts are under consideration in several states including Alabama, Massachusetts, and New Mexico. Several other states including California, Florida, Kansas, Oklahoma and Washington have been in the compacting process for several years due to ongoing litigation between Native American and state governments. The installed base of Indian gaming machines at September 30, 1994 was approximately 40,000 units, and the Company estimates it manufactured 30,000 of these machines.

    Government-sponsored gaming in North America is a market for the Company's video and slot products. Video gaming terminals are currently operational in Louisiana, Montana, Oregon, Rhode Island, South Carolina, South Dakota, West Virginia and the Canadian Provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island, Saskatchewan and Quebec. The Company supplied the central computer systems for government sponsored gaming in Manitoba, Oregon and Louisiana and manufactured approximately 21,000 of the 92,000 total video gaming terminals installed in North America.

    In addition to video terminal gaming, various Canadian governments have approved casino gaming. The Province of Manitoba opened two casino style entertainment centers during September 1993 with approximately 600 slot machines of which the Company supplied 540. The Province of Quebec began casino-style gaming in Montreal during October 1993, and the Company supplied 480 of the 1,200 units initially installed. A second casino opened just north of Quebec City in July 1994. The Company manufactured approximately 150 of the 230 total machines at this casino. In May 1994, the Province of Ontario opened its first casino in Windsor. The Company supplied approximately 1,100 of the 1,700 total machines at the Windsor casino. Two additional casinos are planned for Ontario, and according to industry publications, Niagara Falls, Ottawa and Toronto are targeted locations. In April 1994, the government of Nova Scotia indicated it will license two casinos, one in Halifax and one in Cape Breton. The casinos will be provincially owned and one operator will finance, construct and run both casinos. It is anticipated that the government of Nova Scotia will choose one of three potential operators early in 1995.

    In addition to the traditional and emerging U.S. markets, gaming is expanding in international markets. Gaming in international markets includes both western casino-style gaming, private clubs, and in some countries, smaller scale gaming-halls . The casino-style gaming is similar to North American gaming because the properties are larger-scale and the casino themes and games are westernized. International casinos commonly target the tourist population and they are usually located in large urban areas or designated tourist locations. The number of large scale casinos per jurisdiction may be limited by the government. The casinos are privately owned, government owned, or a joint venture between the state and a private operator. Frequently the investment in these facilities is significant and therefore they are at times managed by major world-wide casino operators.

    The number of machines within gaming halls is usually fewer than what is found in casinos, but it is common to find numerous halls located throughout a jurisdiction. The types of games within the halls can include amusement as well as gaming machines. In some foreign jurisdictions, the machines pay out tickets or tokens rather than coins. These gaming establishments are usually privately owned. Due to the smaller size of the locations, and because they house fewer machines, the investment required is significantly less than that for casino developments.

    The Australian market is the most established international jurisdiction for the Company's products outside of North America. The State of New South Wales is the second largest market in the world for the Company's gaming machines with an estimated total of 72,000 machines in 2,100 pubs and 1,500 not-for-profit clubs. The Company began selling machines in Australia in 1986 and has supplied approximately 18,000 of the machines in New South Wales. The average life of a gaming machine in the New South Wales market is between 7 and 10 years. In 1991, the State of Queensland legalized the operation of gaming machines in private pubs and clubs. The State of Queensland awarded the Company a contract to provide the central computer system linking the machines for accounting and security purposes. The central computer system was installed and accepted in October 1991 and gaming commenced in February 1992. The Company supplied approximately 6,000 machines of the 15,000 estimated total machines. Gaming began in the State of Victoria during July 1992 using two separate central systems. Approximately 7,000 machines are operated by competing agencies that are each allowed to place up to 20,000 machines.
To date, the Company has had minimal sales into the Victorian market.
South Australia legalized gaming in September of 1992, and gaming operations began in July, 1994. The Company supplied approximately 1,500 of the estimated 4,000 machines currently in place. Other Australian jurisdictions are considering the legalization or expansion of gaming operations. The Government of Tasmania, for example, has signalled its intention to expand gaming into clubs and hotels in the next several years. Pub and club gaming also exists in New Zealand and the Company supplied approximately 3,800 of the 7,700 total machines used in these facilities.

    In addition to the above mentioned pub and club markets, casino-style gaming has existed in Australia since 1973. Currently, a total of ten casinos operate in Australia within the States of Queensland, the Northern Territory, Western Australia, South Australia, Victoria, Tasmania, and the Australian Capital Territory. Also, one casino recently began operations in New Zealand. Casino-style gaming expanded during calendar 1994 with the Crown Casino of Melbourne, Victoria opening in July, 1994, and the Casino in Christ Church, New Zealand opening in November, 1994. Casino developments continue to expand in Australia with the opening of the Brisbane, Queensland casino scheduled for April, 1995. An operator was also selected for the Sydney Harbour, New South Wales planned casino. One additional casino is approved for the state of New South Wales and further expansions are either proposed or approved in Cairns, Queensland and in Auckland, New Zealand.

    The European and African markets are serviced by the Company's sales and distribution center located in The Netherlands. The Company has had a direct sales presence in Europe since February 1992. Since that time, increasing customer awareness of product availability, combined with service and training assistance, has contributed to improved market share. Sales during fiscal 1994 were primarily to casinos in France, Turkey, The Netherlands, South Africa and Slovenia.

    During fiscal 1993 the Company completed an agreement with the University of Iceland Lottery, ("UIL") to supply video lottery terminals and a central system linking the video lottery terminals. The central system incorporates a progressive jackpot feature. The Iceland system, managed by the UIL, began operating in December 1993 with 350 video lottery terminals manufactured by the Company.

    Although recent developments indicate gaming may soon expand within Greece, Sweden, and South Africa, the rate of growth of the European market for the Company's gaming products, and the degree to which the Company will successfully penetrate this market, is uncertain.

    In Greece, the ministry of tourism is planning to license 12 casinos within the national territory. Casino gaming will include various forms of live gaming and slot machines. The development of casino gaming in Greece recently stalled because the current socialist government canceled the prior government's bidding process. The new casino license bill requires potential operators to make additional investments and pay greater taxes than the previous legislation. The current casino bill in Greece resulted in some casino operators pulling out of the bidding process which makes it difficult to predict the timing of development within this market.

    In South Africa, the Lotteries and Gambling Board issued an interim report in October 1994 to the minister of Justice recommending the legalization of some form of lotteries and gambling. The Board also recommended that the proceeds be used to aid the government's reconstruction and development program. Current gaming regulations within South Africa prohibit all forms of gambling except for betting on horse racing and casino gaming in the what were previously known as the independent homeland countries. In response to these developments, the Company established IGT-Africa with a sales and service office in Sandown, a suburb of Johannesburg, South Africa.

    In Sweden the parliament recently put into effect regulations allowing the use of video gaming devices starting in early 1995. Regulations state that only games yielding prizes other than cash will be allowed, and that the operation and gaming proceeds will come under the control of charitable organizations. The Company intends to participate in this market, yet there can be no assurances since the Swedish government has neither selected vendors nor the operator of the central system.

    The Company has identified several important international markets where it has, or is seeking to establish, a local presence, including Japan, China and Latin America. The Japan market consists of over 3,600,000 Pachinko machines and 730,000 Pachisuro machines which operate in parlors throughout the country. The Company designed a Pachisuro (Japanese-style slot machine) for this market which was approved in April 1993 by the Japanese technical testing laboratory (Security Electronics and Communications Technology Association). IGT is the first U.S. company authorized to supply Pachisuro machines and will compete with approximately 20 Japan-based companies that currently supply this market. Japan remains a developing market for the Company and during fiscal 1994 the Company increased its investment in design, sales and support staff and continues to pursue what is the largest regulated machine market in the world. The sales within this market have been minimal to date.

    The Company targets China as a potential future market for its products, it may however, take several years for a fully regulated and developed gaming market to evolve. While gambling is illegal in China, video game arcades housing amusement with prize machines are allowed under the current central government policies. China's high growth rates and rising levels of disposable income have contributed to significant growth in the country's video game arcade industry. The Company established IGT
(Asia) Company, Limited during fiscal 1994 with a central office in Hong Kong. The Company is also in the process of applying for a representative office in Shanghai, and is developing a customized product with several game variations for the Chinese and other Asian markets.

    The Company targets Latin America as a potential market for its products realizing that the pace and timing of developments within the region is very difficult to predict. Casino gaming is currently legal in Argentina, Chili, Colombia, Costa Rica, Ecuador, Paraguay, Peru and Uruguay. Recent developments indicate a possible expansion in the gaming industry including casino privatization efforts and the establishment of new and/or more definitive gaming regulations. Privatization efforts are expected in Argentina and Uruguay where the governments currently own approximately 60 and 10 casinos, respectively. Brazil outlawed gaming in 1946, but the government recently legalized live bingo and may also consider the legalization of casino gaming. In Venezuela, Paraguay and Bolivia the governments are reviewing and updating current regulations governing a wide array of gaming. The Company established IGT-Argentina, a sales and service office located in Buenos Aires during fiscal 1994. The Company also established IGT-Brazil, a sales and service office located in Sao Paulo during fiscal 1994. The Company has customized existing products for the Latin American market by translating over 25 games into Spanish and Portuguese and by adapting graphics and language to local cultures.

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

    In Nevada, seven systems developed by the Company are operated under the names Megabucks, Quartermania, Nevada Nickels, Fabulous Fifties, High

Rollers, Quarters Deluxe and Dollars Deluxe. Of the total 4,200 gaming machines linked to these systems, 2,250 are owned by the Company and 1,950 are owned by casinos.

    In Atlantic City, New Jersey, six systems developed by the Company operate under the names Megabucks, Quartermania, Fabulous Fifties, High Rollers, Megapoker and Pokermania. These systems are operated by a trust managed by representatives from participating casinos. The Company owns all of the approximately 1,100 machines linked to these progressive systems.

    In Mississippi, six systems developed by the Company are operated under the names Megabucks, Quartermania, Fabulous Fifties, Mississippi Nickels, Pokermania and High Rollers. Of the total 1,200 gaming machines linked to these systems, 300 are owned by the Company and 900 are owned by casinos.

    In Colorado, two systems developed by the Company are operated under the names Megabucks and Quartermania. Approximately 300 casino owned machines are operated on these systems.

    In Louisiana, five systems developed by the Company began operating in August, 1994 under the names Megabucks, Quartermania, Louisiana Nickels, Fabulous Fifties, and High Rollers. Of the total 90 gaming machines, 60 are owned by the Company and 30 are casino owned.

    In Native American casinos, two systems developed by the Company are operated under the names Megabucks and Quartermania. Approximately 100 machines operate on these systems in casinos in the states of North Dakota, South Dakota, Iowa and Michigan. The systems in Native American casinos began operating in August 1994 and represent the first interstate operation of the Company's proprietary systems.

    Other systems include a Megabucks system in Macau which consists of approximately 180 machines owned by the casinos and a Deadwood, South Dakota Quartermania system which includes approximately 50 casino owned machines. The Company has also initiated the regulatory approval process to operate its proprietary systems on the five riverboats operating in Missouri.

    The operation of linked progressive systems varies between jurisdictions as a result of different gaming regulations. In Nevada,

Mississippi, Louisiana, South Dakota and Native American locations, the casinos retain the net win, less a percentage paid to the Company to fund the progressive jackpots. These jackpots are paid out in equal installments over a ten to twenty year period. The Company also earns interest on these funds until jackpots are paid. In Atlantic City, the casinos retain the net win, less a percentage paid to a trust managed by representatives of the participating casinos to fund the jackpots and pay other system expenses. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, the casinos retain the net win less a percentage paid to a separate fund managed by the Company which pays the jackpots. Progressive system lease fees are paid to the Company from this fund.

    The Company also offers a "leased" link progressive system which links gaming machines within a single casino or multiple casinos of common ownership. Currently three major hotel casinos operate such systems, with from three to seven hotel casinos linked per system. Approximately 300 gaming machines are linked between all such systems as of October 31, 1994.

    In September 1992, Rhode Island began operating a video lottery system linking approximately 850 video lottery terminals at two pari-mutuel facilities. As of September 30, 1994, an estimated 1,300 terminals were operating on the system. IGT, one of four manufacturers providing terminals, supplied approximately 325 terminals installed on this system and receives a percentage of the net win from its terminals.

    Video gaming in Oregon commenced in March of 1992, and IGT was awarded the contract to supply the central computer system that currently links approximately 6,600 terminals. The Company currently leases approximately 2,000 machines to the Oregon State Lottery.

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

    On November 23, 1992, the Company sold all of the equipment and operating contracts of the Megapoker route (a linked progressive system for video poker machines located throughout the state of Nevada) as well as licensing the purchaser to use, in Nevada, all Megapoker software, trademarks and trade names. This transaction included approximately 280 gaming machines owned and operated by the Company at 62 locations.

    The Company leases gaming equipment to its customers and at September 30, 1994 leased approximately 5,900 gaming machines primarily in the Midwestern riverboat, Colorado and Nevada markets. The Company also operates approximately 1,000 machines under participation and rental agreements primarily in the Nevada casino market.

    In January 1993, the Company began operating approximately 180 gaming machines at the Reno/Tahoe International Airport under a contract with the Airport Authority. The Airport Authority shares in the net win of the machines with a minimum annual guaranteed amount.

Marketing and Sales

    The Company markets gaming products and proprietary systems through its internal sales staff, agents and distributors. The Company employs more than 285 sales personnel in offices in several United States locations as well as Canada, Australia, Europe, South Africa and South America.

    The Company uses distributors for sales to specific markets including Louisiana, Native American reservations, New Jersey, South Carolina, a Canadian maritime province, the Caribbean, and France. The Company's agreements with distributors do not specify minimum purchases but provide that the Company may terminate the distribution agreement if certain performance standards are not met.

    The Company considers its customer service department an important aspect of the overall marketing strategy. The Company typically provides a 90 day service and parts warranty for its gaming machines and charges on a time and material basis thereafter. The Company currently has more than 260 trained service personnel and maintains service offices in Colorado, Florida, Mississippi, Missouri, Montana, Nevada, New Jersey, Argentina, Australia, Brazil, Canada, Japan, New Zealand, South Africa and The Netherlands. The Company also maintains a customer hot-line available 24-hours a day, seven days a week to respond to customer questions.

    During fiscal 1994, the Company's worldwide sales and service organization increased by approximately 100 employees to a total of over 500.

    The Company's marketing strategy is to offer its customers not only the broadest product line but also ongoing game development. IGT's game library contains numerous game variations. Reprogramming machines for the newest games and changing the glass design can be accomplished quickly.
In international markets the Company's strategy is to respond to developing markets with local presence, customized games, new product introductions and local production.

    In addition to offering an expansive product line, the Company provides customized services in response to specific casino requests.
These services include high quality silkscreen printing of gaming machine glass, video graphics, customized game development and interior design services. IGT developed more than 30 new games which included a variety of custom artwork for casinos that opened, renovated or expanded in fiscal 1994. The Company also offers customized design services that utilize computer aided design and three-dimensional studio software programs. The Company's design department generates a casino floor layout and can create a proposed casino slot mix for its customers. The final design incorporates casino colors, themes, signage, custom glass and includes either an overhead floor plan layout, viewable from any angle, or a three-dimensional moving walk-through of the casino.

    Customers

    The Company's products and services are sold to licensed gaming operators in jurisdictions where gaming is legal. Its products and services are also sold to government jurisdictions which conduct gaming operations. At the end of fiscal 1994, the Company believes there were approximately 400 gaming operators in North America where most of its products are sold. During fiscal 1994, the Company's ten largest customers accounted for 27% of its gaming product sales. Sodak Gaming, the Company's principal distributor of gaming products to Native American reservations, was the largest purchaser of the Company's products, accounting for 9.7% of total product sales. The Company believes the loss of this customer would not have a long term material adverse effect on product sales of the Company as other means of distribution to this market are available. The nature of the Company's business encompasses large initial orders of gaming products upon the opening, expansion or renovation of a casino as well as for the start-up of government sponsored video gaming operations. Subsequent orders from established customers result from remodeling or expansion of existing facilities as well as replacement of machines due to technological advancements, new designs and upgrades. Sales of the Company's products can fluctuate from quarter to quarter as new jurisdictions throughout the world legalize gaming and new casinos in established gaming markets are opened. The Company believes that its revenues from gaming product sales would not be materially affected by the loss of any single customer.

Competition

    Product Sales

    The Company competes with substantial U.S. and foreign manufacturers. In the casino style gaming machine market, the primary competitors are Bally Gaming International, Inc. ("Bally"), Sigma Game, Inc. ("Sigma"), and Universal Distributing of Nevada, Inc. ("Universal"). Bally is a Nevada company while Sigma and Universal are Japanese companies. In addition, two manufacturers, WMS Industries, Inc. and Video Lottery Consultants, Inc. recently developed casino products and are either authorized to sell their products, or they are in the licensing process in many U.S. gaming jurisdictions. In the slot management and revenue tracking market, the Company competes with Casino Data Systems. Competitors in the video gaming terminal market include three large domestic lottery suppliers, G-Tech, WMS Industries, Inc. and Video Lottery Consultants, Inc. G-Tech, WMS Industries, Inc. and Video Lottery Consultants, Inc. have an established presence in the lottery market, substantial resources, and specialize in the development and marketing of gaming terminals to governments.

    Gaming Operations

    Competition in the progressive systems business is currently limited but could increase in the future.

    Manufacturing and Suppliers

    The Company's manufacturing operations primarily involve assembly of electronic and computer components, including chips, video monitors and prefabricated parts purchased from outside sources. The Company does however, operate metal fabricating, custom wood cabinet manufacturing and silkscreen facilities. The Company is not dependent upon any one supplier for any raw material. The Company purchases certain components from subcontractors and believes that alternative sources of these components are available. The Company believes its relations with its vendors are good. The Company uses technical staff to assure quality control.

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

Employees

    As of September 30, 1994, the Company, including all subsidiaries, employed approximately 2,790 persons, including 330 in administrative positions, 285 in sales and 405 in engineering. Of the total employees, International Game Technology accounted for 415; IGT-North America, 2000; IGT-International, 60; IGT-Australia, 280; IGT-Europe, 30; and IGT-Japan,
5. The total number of employees increased in fiscal 1994 by approximately 690 as compared with the number of employees at September 30, 1993. This increase reflects additions to the administrative, engineering and manufacturing staffs of the Company. These increases were to improve the administrative systems, develop new markets, support revenue growth and develop new products. The Company added approximately 500 assembly employees to its Reno operation during the period December 1993 through May 1994 in order to meet product demand resulting from the opening of riverboat casinos and gaming expansion in Nevada. During the fourth quarter of fiscal 1994, 160 Reno assembly employees were laid off after completion of the above sales orders. None of the Company's employees is a member of a collective bargaining unit.

Government Regulation

    Nevada Regulation

    The manufacture, sale and distribution of gaming devices in Nevada are subject to extensive state laws, regulations of the Nevada Gaming Commission and State Gaming Control Board (the "Nevada Commission"), and various county and municipal ordinances. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada Commission seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Commission, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operations.

    A Nevada gaming licensee is subject to numerous restrictions.
Licenses must be renewed periodically and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine sold by the Company in Nevada must first be approved by the Nevada Commission, which may require subsequent machine modification. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

    A publicly traded corporation must be registered and found suitable to hold an interest in a corporate subsidiary which holds a gaming license.

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

    Officers, directors, and certain key employees of the Company who are actively and directly involved in gaming activities of the Company's licensed gaming subsidiary may be required to be licensed or found suitable. Officers, directors, and certain key employees of the Company's licensed gaming subsidiary must file applications with the Nevada Commission and may be required to be licensed or found suitable. Employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons would be required to pay the costs and fees of the State Gaming Control Board (the "Control Board") in connection with the investigation. An application for licensure or finding of suitability may be denied for any cause deemed reasonable by the Nevada Commission. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license or finding of suitability, the Nevada Commission has jurisdiction to disapprove a change in position by such officer, director, or key employee. The Nevada Commission has the power to require the Company and its licensed gaming subsidiary to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and its licensed gaming subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. If it were determined that gaming laws were violated by a licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. In addition to the licensee, the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. In addition, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of the gaming license would) materially and adversely affect the Company's operations.

    The Nevada Commission may also require any beneficial holder of the Company's voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay the costs and fees of the Control Board investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any person who acquires 5% or more of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of the Company's voting securities must apply for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such finding.

    Under certain circumstances, an Institutional Investor, as such term is defined in the Nevada Regulations, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action, and possible loss of its approvals, if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) gives remuneration in any form to that person, for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

    The Nevada Commission may, in its discretion, require the holder of any debt security of the Company to file applications, be investigated and be found suitable to own the debt security of the Company. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act ("the "Nevada Act") and the regulations of the Nevada Commission. To date, the Nevada Commission has not imposed such a requirement.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or investment merits of the securities. Any representation to the contrary is unlawful. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming.
The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and
(iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Control Board of the licensee's participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

    Other Jurisdictions

    Many other jurisdictions in which the Company does business require various licenses, permits, and approvals in connection with the manufacture and/or the distribution of gaming devices, and operation of progressive systems, typically involving restrictions similar in most respects to those of Nevada.

    Thus far the Company has never been denied any such necessary governmental licenses, permits or approvals. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.

ITEM 2.  PROPERTIES

    The Company owns two adjoining 46,000 square foot office buildings in Reno, Nevada for use as its corporate offices.

    IGT-North America leases approximately 712,300 square feet of office, warehouse and production facility space in Reno, Nevada and approximately 194,650 square feet of office and warehouse space in Las Vegas, Nevada. Additionally, IGT-North America leases approximately 81,900 square feet of office and warehouse space in various states where it conducts business including Montana, Mississippi, New Jersey, Florida, Colorado and Louisiana. IGT-International utilizes a portion of the owned office buildings in Reno, Nevada and a portion of the facilities leased by IGT-North America in Las Vegas, Nevada.

    IGT-Europe leases approximately 10,800 square feet of office and warehouse space in Hoofddorp, Holland, The Netherlands.

    IGT-Australia purchased a 303,800 square foot office production and warehouse facility in Sydney, New South Wales, Australia in August 1994. Currently IGT-Australia utilizes 231,200 square feet of this space and subleases the remainder of the facility. Additionally, IGT-Australia leases approximately 76,900 square feet of office and warehouse space in various locations throughout New South Wales.

    In May 1994, the Company purchased approximately 78 acres in Reno Nevada and is in the process of designing a 1,000,000 square foot office, manufacturing and warehousing facility. The Company anticipates that the new manufacturing and warehousing facility will be completed in late calendar 1995, and that the office facility will be completed in late calendar 1996, absent unexpected delays. The Company's current Reno, Nevada operations exist in 16 leased buildings and two company owned buildings, totaling approximately 800,000 square feet. The currently leased facilities have various lease expiration dates through the year 2001. It is currently anticipated that the Company will be able to sub-lease these facilities to a third party.

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

                                         High           Low
    Fiscal 1993
    First Quarter. . . . . . . . . .  $  26-3/8      $ 17-7/8
    Second Quarter . . . . . . . . .     33            23-3/4
    Third Quarter. . . . . . . . . .     39-3/4        28-1/2
    Fourth Quarter . . . . . . . . .     41-3/8        32-1/8

    Fiscal 1994
    First Quarter. . . . . . . . . .  $  41-1/4      $ 28-1/4
    Second Quarter . . . . . . . . .     33-1/2        26-1/8
    Third Quarter. . . . . . . . . .     28-1/4        17-1/4
    Fourth Quarter . . . . . . . . .     24-3/4        18-1/2

    As of December 2, 1994 there were approximately 8,757 record holders of the Company's common stock which had a closing price of $16-5/8 on the same date.

    On April 7, 1993 the Company declared its first quarterly dividend of $.03 per share, payable on June 1, 1993. The Company declared two additional quarterly dividends of $.03 per share in fiscal 1993 and four quarterly dividends of $.03 per share in fiscal 1994. It is anticipated that comparable cash dividends will continue to be paid in the future.

    The Company's transfer agent and registrar is Continental Stock Transfer & Trust Company, 2 Broadway, New York, NY 10004, (212) 509-4000.

ITEM 6.  SELECTED FINANCIAL DATA

   The following information has been derived from the Company's consolidated financial statements:

(Amounts in thousands,                      Years Ended
except per share data)                      September 30,
                           1994      1993      1992      1991      1990
Selected Income Statement Data:
 Total revenues. . . .   $674,461  $478,030  $363,594  $233,002  $204,807
 Income from continuing
    operations . . . .   $140,447  $105,578  $ 63,284  $ 29,780  $ 19,674
 Income from
    discontinued
    operations1. . . .   $      -  $ 13,447  $  1,500  $    450  $    329
 Net income. . . . . .   $140,447  $119,025  $ 64,784  $ 30,230  $ 20,003
 Income per primary
    share from continuing
    operations2. . . .   $   1.07  $   0.85  $   0.53  $   0.26  $   0.17
 Net income per primary
    share2 . . . . . .   $   1.07  $   0.96  $   0.54  $   0.26  $   0.17
 Net income per fully
    diluted share2 . .   $   1.05  $   0.90  $   0.52  $   0.26  $   0.17
 Cash dividends declared
    per common share .   $   0.12  $   0.09  $      -  $      -  $      -
 Average primary common
    and common equivalent
    shares outstanding2.  131,380   123,618   120,081   116,818   117,135
 Average common and common
    equivalent shares
    outstanding assuming
    full dilution2 . .    135,858   136,611   135,448   117,491   117,135
Selected Balance Sheet Data:
 Working capital . . .   $480,698  $379,680  $257,063  $184,092  $ 80,474
 Total assets. . . . .   $868,008  $646,593  $489,973  $345,605  $208,523
 Convertible Subordinated
    Notes Payable. . .   $      -  $ 59,998  $ 93,999  $ 92,536  $      -
 Long-term notes payable
    and capital lease
    obligations. . . .   $111,468  $    617  $ 19,965  $ 20,767  $ 27,584
 Stockholders' Equity.   $520,868  $378,549  $214,062  $123,747  $ 92,697

1 Discontinued operations consist of casino operations which the Company sold during fiscal 1993. See Note 12 to the Consolidated Financial Statements for further discussion.

2 Restated to give retroactive effect for two-for-one stock splits in 1990, 1991, 1992 and 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1994 Compared to Fiscal 1993

    Net income from continuing operations for fiscal 1994 was $140.4 million (or $1.05 per fully diluted share), an increase of $34.9 million or 33% over fiscal 1993. Total revenues in fiscal 1994 were $674.5 million, an increase of 41% over the $478.0 million of the prior year. The growth in revenues and net income from continuing operations resulted from increases in product sales and game operations revenues.

    Revenues and Cost of Sales

    The 41% increase in revenues included an increase in product sales revenues of 53% or $178.5 million and an increase in gaming operations revenue of 13% or $18.0 million. Gaming machine shipments totaled 95,000 units in fiscal 1994 compared to 69,000 units in fiscal 1993. This growth resulted from increased product demand in the mid-western riverboat and Nevada markets. Large sales were made to new riverboat casino properties opening in Mississippi, Louisiana and Missouri. In Southern Nevada, sales increased due to the opening of new casino properties and the replacement of older machines at existing properties. During fiscal 1994, no sales were made to the Japanese market.

    The Company believes that gaming markets will continue to expand as gaming is legalized in new domestic and foreign jurisdictions. For example, in November 1994, the Missouri electorate approved the use of gaming devices on riverboats in Missouri and the Indiana Supreme Court denied a constitutional challenge to riverboat gaming in that state. At the same time, however, the gaming industry and the pace of its growth domestically has been and continues to be influenced by public opinion, the legal and electoral processes and, in fiscal 1994, the threat of a United States federal gaming tax. Similar factors are present in many of the international jurisdictions in which the Company is doing business or expects new markets to develop. These factors are outside the control of the Company. As a result, the Company cannot predict the rate at which domestic and international markets will develop and any slow down or delay in the growth of new markets will adversely affect the Company's future results.

    The increase in gaming operations revenues resulted from an 18% improvement in proprietary systems revenue due primarily to the expansion of the Mississippi and Colorado systems. Offsetting this increase, lease revenues declined 25% as lessees exercised options to purchase gaming equipment, the closure of certain casinos in Colorado and the Company's

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

sale of its Nevada route operation in November 1992.

    The gross margin on product sales declined to 47.2% in fiscal 1994 compared to 50.2% in fiscal 1993. This decline resulted primarily from increased sales of gaming machines with embedded bill validators, which have lower gross profit margins, an increase in inventory obsolescence expense resulting from the introduction of new product lines in fiscal 1994, and to a lesser extent, an increase in large sales where the Company grants larger discounts.

    Expenses

    Gaming operations expenses increased 13% or $8.0 million to $70.7 million in fiscal 1994 compared to the prior year. This increase was due to a 16% increase in proprietary systems costs primarily reflecting the growth in jackpot expense associated with the 18% increase in systems revenue. In addition, the development and start up costs of new systems and the upgrading of existing systems games contributed to this expense increase in fiscal 1994. Gaming operations expenses will continue to increase as revenues increase and new systems are installed.

    Selling general and administrative expense increased 46% or $26.3 million to $83.9 million in fiscal 1994 compared to the prior year. This increase primarily reflects additional employees hired during the year in staff positions to improve the Company's administrative systems, to support the Company's higher level of revenues, develop new markets and expand the Company into a multinational corporation. Additionally, outside professional services costs increased in fiscal 1994 primarily as a result of increased legal fees in commencing operations in new countries and protecting patents. The Company believes that its expanded staff and increased outside professional fees will need to be maintained to support the Company's operations and continuing efforts to identify and take advantage of new markets.

    Depreciation and amortization expense decreased 1% in fiscal 1994 with increased proprietary systems, manufacturing and administration equipment depreciation offset by reduced depreciation of leased gaming machines (see above description of the decline in lease revenues).

    Research and development expense increased 41% or $6.8 million to $23.3 million in fiscal 1994, due to the addition of engineering personnel to support the development of new gaming products and systems to meet the needs of developing gaming markets. In fiscal 1994, the Company introduced the "Winners Choice" product line for both the casino and video lottery markets. The development of new gaming products and systems has

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

been and remains an important part of the Company's long-term strategic plan and the Company expects to continue to devote substantial resources to research and development.

    The provision for bad debts increased 89% or $3.8 million to $7.2 million in fiscal 1994 reflecting a 44% increase in receivables and increased sales to developing markets.

    Other income and expense

    Interest income increased 12% or $3.2 million to $29.5 million in fiscal 1994. This increase is primarily attributable to the above mentioned increase in systems play resulting in increased income producing investments to fund future jackpot payments. In addition, increased interest income was earned on the Company's increased balance of notes and contracts receivable. Partially offsetting these increases, interest income on investments declined with the use of funds to repurchase shares of Company common stock. (See Liquidity and Capital Resources).

    Interest expense declined 7% or $1.0 million to $11.8 million during fiscal 1994 compared to the prior year as a result of the conversion from October 1993 through May 1994 of all then outstanding Convertible Subordinated Notes into Common Stock of the Company. This decline was partially offset by the increase in systems play and associated growth in proprietary systems jackpots. Interest expense increases as the level of jackpot liabilities increases.

    In fiscal 1993, the Company recorded a gain of $10.1 million on the sale of securities held by the Company and, to a lesser extent, the sale of the Megapoker route (see Note 14 of the Notes to the Consolidated Financial Statements). In fiscal 1994, gains on the sale of securities held by the Company were offset by unrealized losses on other securities.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

    Expenses

    Gaming operations expense increased $8.0 million or 14.7% primarily as a result of the growth in jackpot expenses associated with the Company's linked progressive systems. This increase in jackpot expense reflects increases in play on the Nevada systems and the introduction of new systems. Also contributing to this increase were the expenses associated with the operation of approximately 180 gaming machines at the Reno/Tahoe International Airport under an agreement which began in January 1993. Offsetting these expense increases was the Company's sale of its Nevada route operations and the Megapoker route to Jackpot Enterprises.

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

    Other Income and Expense

    As a result of the sales growth and the Company's ability to finance customer sales, notes and contracts receivable increased $36.8 million or 52%, causing interest income to increase in fiscal 1993. Also contributing to the $7.9 million increase in interest income in fiscal 1993 was increased income on the Company's investment of excess cash and the growth in the systems business in which income is recognized on the Company's cash investments used to pay progressive system jackpot winners. Interest expense increased $2.0 million to $12.7 million in fiscal 1993 due to additional interest recorded on the liabilities to the progressive systems jackpot winners. This was partially offset by a reduction in interest expense from the conversion of approximately $42.7 million of the Company's convertible subordinated notes to common stock. The growth of the Company's progressive systems increases both interest income and interest expense. The Company records interest income on funds invested to secure jackpot payments and records commensurate interest expense on the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

outstanding liabilities to jackpot winners.

    During fiscal 1993 the Company recorded a gain of $10.1 million on the sale of assets primarily consisting of gains on the sale of certain securities held in the Company's investment portfolio, and to a lesser extent a gain on the sale of the Megapoker route (see Note 14 of the Notes to the Consolidated Financial Statements).

    Discontinued Operations

    During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and the sale of CMS. The sale was part of the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working Capital

    Working capital increased $101.0 million during fiscal 1994 to $480.7 million at September 30, 1994. This increase was primarily the result of a $57.4 million increase in cash and cash equivalents, a $48.8 million increase in accounts receivable, a $16.2 million increase in the current maturities of note and contracts receivable, a $28.9 million increase in inventories, and a $11.6 million reduction in accrued income taxes payable. The above increases in working capital were partially offset by a $71.7 million decline in short term investments, the proceeds of which were used to fund stock repurchases made in fiscal 1994. The increase in cash and cash equivalents resulted from the investment of the proceeds received from the sale of Senior Notes issued in September 1994 (see Note 11 to the Consolidated Financial Statements). These proceeds are primarily being used to fund the construction of the new Reno, Nevada manufacturing

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

facility and for general corporate purposes, (See "Properties"). The 60% increase in accounts receivable and the 25% increase in the current maturities of notes and contracts receivable reflect the overall increase in product sales of 53% in fiscal 1994 over the prior fiscal year.

    The growth in inventories resulted from a $19.3 million increase in raw materials and a $11.1 million increase in finished goods inventory. During fiscal 1994, the Company increased it's raw materials inventory to support a significant sales increase of gaming machines with the embedded dollar bill acceptor feature, improve the turnaround time in providing customers with spare parts and support a growing customer base. The increase in finished goods was the result of an increase in completed machines held by the Company, awaiting shipment. At September, 30, 1993, accrued income taxes were $11.6 million and represented United States and Canadian income taxes payable, which were subsequently paid in fiscal 1994.

    Cash Flow

    During fiscal 1994 the Company's cash and cash equivalents increased $57.4 million to $142.7 million. Cash provided by operating activities for the years ended September 30, 1994, 1993 and 1992 totaled $14.8 million, $56.1 million and $38.6 million, respectively. Cash provided by operating activities was reduced by increases in receivables and inventories during fiscal 1992, 1993 and 1994, and in 1994 by a reduction in accrued income taxes. The larger inventories and increased receivables have been required to support the sales growth.

    The primary source of cash from financing activities included $62.8 million, $48.0 million and $33.5 million in proceeds from systems to fund liabilities to jackpot winners for the years ended September 30, 1994, 1993 and 1992, respectively, and in fiscal 1994, $113.6 million in proceeds received from long-term debt borrowings. The long-term debt proceeds included a $100.0 million private placement of Senior Notes (see Note 11 to the Consolidated Financial Statements) and proceeds from bank borrowings of $13.0 million ($18.0 million Australian). Financing activities offsetting these increases were the repurchase of $57.1 million of the Company's common stock and the payment of cash dividends. Cash dividends were paid in 1994 and 1993 totaling $15.5 million and $7.4 million, respectively.

    The Company's primary investing activities included the purchase of investments to fund liabilities to Jackpot winners and the purchase of property plant and equipment. Purchases of property plant and equipment totaled $73.2 million, $46.0 million and $32.5 million in fiscal 1994, 1993 and 1992 respectively. These purchases consisted primarily of the capitalization of gaming machines and equipment leased in certain gaming

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

jurisdictions along with purchases of office furniture and computer equipment to support the Company's expansion. In addition, in fiscal 1994, the Company purchased a manufacturing and office facility in Sydney Australia for approximately $13.0 million ($18.0 million Australian) and a 78 acre site in Reno, Nevada for the Company's future facilities expansion for approximately $6.0 million. In fiscal 1993, the Company acquired two office buildings for $5.2 million and a $10.0 million aircraft for regional and international travel needs. The Company is currently designing a headquarters and manufacturing facility on the above mentioned 78 acre site with an estimated construction cost of $75.0 million (see note 16 to the Consolidated Financial Statements). The facility is expected to be completed in late 1996. The funds for the construction of this future facility as well as the other capital expenditures anticipated during fiscal 1995 will be derived from the Company`s existing cash flow and the proceeds received from the September 1994 private placement of Senior Notes.

    During December 1992, the Company received $44.7 million in proceeds from the initial public offering of the Company's ownership of certain riverboat operations. These proceeds consisted of $16.2 million as payment for outstanding loans including interest from the riverboat operations and $28.5 million as proceeds from the sale of 100% of its equity in the riverboat operations. The Company also received $1,000,000 as cash proceeds from the sale of its ownership in CMS International. See Note 12 to the Consolidated Financial Statements for discussion of Discontinued Operations.

    Stock Repurchase Plan

    On October 3, 1989, the Board of Directors authorized the repurchase of up to 10% of the Company's then outstanding shares. Pursuant to such Board action a total of 8,338,904 shares (as adjusted for the two-for- one stock splits effective July 16, 1990, August 23, 1991, March 24, 1992, and March 17, 1993) had been repurchased as of September 30, 1990. On October 4, 1990, the Board reaffirmed this authorization and authorized a further repurchase of 12.0 million shares to a total of 23.6 million shares.
During the three years ended September 30, 1993, the Company repurchased an additional 2,768,876 shares for an aggregate purchase price of $8,895,000. On February 22, 1994, the Board again reaffirmed the repurchase of up to 10% of the Company's then outstanding shares and during the fiscal year ended September 30, 1994, the Company repurchased an additional 2,941,400 shares for an aggregate purchase price of $57,100,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

    Recently Issued Accounting Standards to be Adopted

    The Financial Accounting Standards Board issued in May 1993 SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement, effective for the Company's fiscal year ending September 30, 1995, will require that unrealized gains and losses on securities defined as "trading securities" be included in income and that unrealized gains and losses on securities defined as "available-for-sale" will be excluded from income and reported in a separate component of stockholders' equity. During the fiscal year ended September 30, 1994, the Company accounted for it's investments under FASB 12, and accordingly recorded an unrealized loss in income of $998,000. If SFAS No. 115 had been adopted at September 30, 1994, it would have increased income from continuing operations, before income taxes by $998,000 and had no effect on stockholders' equity.

    Lines of Credit

    As of September 30, 1994, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as
security for letters of credit.   At September 30, 1994, $46.0 million was
available under this line of credit.

    IGT-Australia had a $440,000 (Australian) bank line of credit available as of September 30, 1994. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At September 30, 1994, no funds were drawn under this line.

    The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements and its Senior Notes which, among other things, limit financial commitments the Company may make without the written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

IMPACT OF INFLATION

    Inflation has not had a significant effect on the Company's operations during the three fiscal years ended September 30, 1994.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                        Page

    Independent Auditors' Report . . . . . . . . . . . . . . . . .    42

    Consolidated Statements of Income for the
    years ended September 30, 1994, 1993 and 1992. . . . . . . . .    43

    Consolidated Balance Sheets, September 30, 1994
    and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .    45

    Consolidated Statements of Cash Flows for the
    years ended September 30, 1994, 1993 and 1992. . . . . . . . .    47

    Consolidated Statements of Changes in Stockholders'
    Equity for the years ended September 30,
    1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . .    49

    Notes to Consolidated Financial Statements . . . . . . . . . .    50

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 1994. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and Subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Reno, Nevada
November 4, 1994

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
        Years Ended September 30,

REVENUES:                           1994           1993          1992
  Product sales. . . . . . .     $ 514,121      $ 335,641      $236,372
  Gaming operations. . . . .       160,340        142,389       127,222
    Total revenues (including
     related party transactions
     of $36,845, $15,589,
     and $11,775). . . . . .       674,461        478,030       363,594
COSTS AND EXPENSES:
  Cost of product sales. . .       271,374        167,017       122,125
  Gaming operations. . . . .        70,692         62,715        54,680
  Selling, general and
    administrative . . . . .        83,871         57,526        52,646
  Depreciation and
    amortization . . . . . .        20,074         20,196        16,826
  Research and development .        23,345         16,523        11,807
  Provision for bad debts. .         7,199          3,815         4,608
    Total costs and expenses . .   476,555        327,792       262,692
INCOME FROM OPERATIONS . . .       197,906        150,238       100,902
OTHER INCOME (EXPENSE):
  Interest income. . . . . .        29,531         26,283        18,409
  Interest expense . . . . .    (   11,794)    (   12,749)    (  10,790)
  Gain (loss) on the sale of
      assets . . . . . . . .           138         10,090     (   1,049)
  Other. . . . . . . . . . .    (    1,021)           282     (   2,785)
    Other income, net. . . .        16,854         23,906         3,785
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . .       214,760        174,144       104,687
PROVISION FOR INCOME TAXES .        74,313         68,566        41,403
INCOME FROM CONTINUING
  OPERATIONS . . . . . . . .       140,447        105,578        63,284
DISCONTINUED OPERATIONS:
  Income from operations, net
    of taxes of $257 and $893            -            705         1,500
  Gain on disposition, net
    of taxes of $8,888 . . .             -         12,742             -
  Income from discontinued
    operations . . . . . . .             -         13,447         1,500
NET INCOME . . . . . . . . .      $140,447       $119,025      $ 64,784

                                  (continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                         (continued from previous page)

(Dollars in thousands except per share amounts)


                                        Years Ended September 30,
                                      1994         1993         1992
PRIMARY EARNINGS PER SHARE:
  Income from continuing
    operations . . . . . . . .       $ 1.07       $ 0.85       $ 0.53
  Income from discontinued
    operations . . . . . . . .            -         0.11         0.01
  Net Income . . . . . . . . .       $ 1.07       $ 0.96       $ 0.54
FULLY DILUTED EARNINGS PER SHARE:
  Income from continuing
    operations . . . . . . . .       $ 1.05       $ 0.80       $ 0.51
  Income from discontinued
    operations . . . . . . . .            -         0.10         0.01
  Net Income . . . . . . . . .       $ 1.05       $ 0.90       $ 0.52


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING. . . . . . . . .  131,380,236  123,617,815  120,081,086

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING FULL
  DILUTION . . . . . . . . . .  135,857,506  136,610,507  135,448,282

The accompanying notes are an integral part of these consolidated financial statements.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

     September 30,
(Dollars in thousands)                           1994           1993
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . .     $142,730       $ 85,346
  Short-term investments, lower of
    cost or market . . . . . . . . . . . .       60,320        131,994
  Accounts receivable (including $5,557 and
    $1,262 due from related parties), net
    of allowances for doubtful accounts
    of $3,956 and $6,974 . . . . . . . . .      129,796         81,042
  Current maturities of long-term notes
    and contracts receivable (including
    $5,244 and $175 due from related
    parties), net of allowances. . . . . .       81,007         64,782
  Inventories, net of allowances for
    obsolescence of $13,864 and $7,116:
     Raw materials . . . . . . . . . . . .       59,498         40,225
     Work-in-process . . . . . . . . . . .        3,604          4,998
     Finished goods. . . . . . . . . . . .       40,908         29,855
     Total inventories . . . . . . . . . .      104,010         75,078
  Deferred income taxes. . . . . . . . . .       19,615         10,932
  Prepaid expenses and other . . . . . . .       21,612         14,255
     Total current assets. . . . . . . . .      559,090        463,429
LONG-TERM NOTES AND CONTRACTS RECEIVABLE
  (including $9 and $651 due from
  related parties), net of allowances
  and current maturities . . . . . . . . .       61,212         43,614
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land . . . . . . . . . . . . . . . . . .       13,691            989
  Buildings. . . . . . . . . . . . . . . .       13,344          4,213
  Gaming operations equipment. . . . . . .       60,785         39,375
  Manufacturing machinery and equipment. .       59,227         43,456
  Leasehold improvements . . . . . . . . .        9,393          5,529
  Total. . . . . . . . . . . . . . . . . .      156,440         93,562
  Less accumulated depreciation and
    amortization . . . . . . . . . . . . .   (   59,195)    (   42,689)
  Property, plant and equipment, net . . .       97,245         50,873
INVESTMENTS TO FUND LIABILITIES
  TO JACKPOT WINNERS . . . . . . . . . . .      131,036         82,266
OTHER ASSETS . . . . . . . . . . . . . . .       19,425          6,411
    Total Assets . . . . . . . . . . . . .     $868,008       $646,593

                                  (continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (continued from previous page)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in thousands)                            September 30,
                                                1994         1993
CURRENT LIABILITIES:
  Current maturities of long-term notes
    payable and capital lease obligations. . . $  2,613     $    462
  Accounts payable . . . . . . . . . . . . . .   20,890       22,620
  Jackpot liabilities. . . . . . . . . . . . .   18,562       11,882
  Accrued employee benefit plan
    liabilities. . . . . . . . . . . . . . . .   17,509       19,651
  Accrued dividends payable. . . . . . . . . .    3,971        3,746
  Accrued vacation liability . . . . . . . . .    4,542        3,771
  Accrued income taxes . . . . . . . . . . . .        -       11,649
  Other accrued liabilities. . . . . . . . . .   10,305        9,968
    Total current liabilities. . . . . . . . .   78,392       83,749
LONG-TERM NOTES PAYABLE AND CAPITAL
  LEASE OBLIGATIONS, NET OF CURRENT
  MATURITIES . . . . . . . . . . . . . . . . .  111,468          617
CONVERTIBLE SUBORDINATED NOTES
  PAYABLE. . . . . . . . . . . . . . . . . . .        -       59,998
LONG-TERM JACKPOT LIABILITIES. . . . . . . . .  146,640      106,476
DEFERRED INCOME TAXES. . . . . . . . . . . . .   10,618       17,187
OTHER LIABILITIES. . . . . . . . . . . . . . .       22           17

    Total liabilities. . . . . . . . . . . . .  347,140      268,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.000625 par value;
    320,000,000 shares authorized;
    149,465,774 and 138,938,605 shares
    issued . . . . . . . . . . . . . . . . . .       93           87
  Additional paid-in capital . . . . . . . . .  226,712      146,869
  Retained earnings. . . . . . . . . . . . . .  385,511      259,125
  Treasury stock; 17,098,646 and
    14,071,460 shares, at cost . . . . . . . .(  87,160 )  (  27,532)
  Unrealized loss on investment. . . . . . . .(   4,288 )          -
    Total stockholders' equity . . . . . . . .  520,868      378,549
    Total liabilities and
     stockholders' equity. . . . . . . . . . . $868,008     $646,593

The accompanying notes are an integral part of these consolidated financial statements.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                             Years Ended September 30,
                                           1994        1993        1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . .      $ 140,447   $ 119,025   $  64,784
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization. .         20,074      20,196      16,826
  Amortization of long-term debt
    discount and offering costs.    .         545       1,517       1,724
  Provision for bad debts. . . . .          7,199       3,815       4,608
  Provision for inventory
    obsolescence . . . . . . . . .          8,668         981       6,030
  (Gain) loss on sale of assets. .      (     138)  (  10,090 )     1,049
  Gain on sale of discontinued
    operations . . . . . . . . . .              -   (  12,742 )         -
  Donated common stock . . . . . .            500         250       1,060
  (Increase) decrease in assets:
    Receivables. . . . . . . . . .      (  89,776)  (  64,763 ) (  66,176)
    Inventories. . . . . . . . . .      (  37,600)  (  13,847 ) (  31,807)
    Prepaid expenses and other . .      (   2,033)  (  12,440 ) (     864)
    Other assets . . . . . . . . .      (   8,545)      4,110   (      45)
  Increase (decrease) in liabilities:
    Accounts payable and accrued
     liabilities . . . . . . . . .      (   2,765)      7,520      18,817
    Accrued and deferred income taxes
     payable, net of tax benefit
     of stock option and purchase
     plans . . . . . . . . . . . .      (  21,770)     12,583      22,963
  Other                            .    (      30)  (      22)  (     402)
    Total adjustments. . . . . . .      ( 125,671)  (  62,932)  (  26,217)
    Net cash provided by operating
     activities. . . . . . . . . .         14,776      56,093      38,567

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property,
    plant and equipment. . . . . .      (  73,182)  (  46,064)  (  32,487)
  Proceeds from sale of property,
    plant and equipment. . . . .    .       6,071       9,408       6,524
  Purchase of short-term investments    ( 114,265)  ( 154,515)  ( 132,127)

                                  (continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (continued from previous page)

(Dollars in thousands)                          Years Ended
                                               September 30,
                                       1994        1993         1992
  Proceeds from sale of short
    term investments . . . . . . .     186,868     110,460      120,217
  Proceeds from investments to fund
    liabilities to jackpot winners .    15,932      11,139        6,754
  Purchase of investments to fund
    liabilities to jackpot winners . (  70,025 ) (  46,262)   (  20,763 )
  Investment in and advances to
    unconsolidated affiliates. . .           -      29,749            -
    Net cash used in investing
     activities. . . . . . . . . .   (  48,601 ) (  86,085)   (  51,882 )

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt . . .   (     563 ) (     870)   (   1,331 )
  Payments on liabilities to jackpot
    winners. . . . . . . . . . . .   (  15,932 ) (  11,139)   (   6,754 )
  Collections from systems to fund
    liabilities to jackpot winners .    62,776      48,003       33,546
  Proceeds from stock options
    exercised. . . . . . . . . . .       1,261       3,514        1,138
  Proceeds from employee stock
    purchases. . . . . . . . . . .       1,035         869          563
  Payments for purchase of treasury
    stock. . . . . . . . . . . . .   (  57,097 )         -            -
  Payments of cash dividends . . .   (  15,495 )  (  7,350)           -
  Proceeds from long-term debt . .     113,565           -            -
  Foreign currency exchange gain
    (loss) . . . . . . . . . . . .       1,659    (    726)   (   1,737 )
    Net cash provided by financing
     activities. . . . . . . . . .      91,209      32,300       25,425

NET CASH PROVIDED BY CONTINUING
  OPERATIONS . . . . . . . . . . .      57,384       2,308       12,110
NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS. . . . .           -      13,879    (     887 )
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR. . . . . . . .      85,346      69,159       57,936
CASH AND CASH EQUIVALENTS AT
  END OF YEAR. . . . . . . . . . .    $142,730    $ 85,346     $ 69,159

The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Years Ended
(Amounts in thousands)                                September 30,
                                             1994        1993        1992
COMMON STOCK
  Balance at beginning of year
     Shares: 126,260 in 1992, 130,602
     in 1993, and 138,939 in 1994. . . .     $     87    $     82    $     79
  Stock options exercised
     Shares: 3,155 in 1992, 2,731 in
     1993, and 758 in 1994 . . . . . . .            -           2           3
  Conversion of subordinated notes
     Shares: 11 in 1992, 5,527 in 1993,
     and 9,339 in 1994 . . . . . . . . .            6           3           -
  Other transactions
     Shares: 1,176 in 1992, 79 in 1993
     and 430 in 1994 . . . . . . . . . .            -           -           -
  Balance at end of year
     Shares: 149,466 in 1994 . . . . . .     $     93    $     87    $     82
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year . . . . .     $146,869    $ 85,584    $ 57,866
  Stock options exercised. . . . . . . .        4,826       8,387       3,365
  Tax benefit of stock options . . . . .        5,131      18,137      12,358
  Donated stock. . . . . . . . . . . . .          500         250       1,060
  Conversion of subordinated notes . . .       59,136      34,511          85
  Purchase of Radica interest. . . . . .       10,250           -           -
  EDT share exchange . . . . . . . . . .            -           -      10,850
  Balance at end of year . . . . . . . .     $226,712    $146,869    $ 85,584
RETAINED EARNINGS
  Balance at beginning of year . . . . .     $259,125    $151,922    $ 87,659
  Currency translation adjustments . . .        1,659  (      727)  (   1,737)
  EDT share exchange . . . . . . . . . .            -           -       1,216
  Dividends declared . . . . . . . . . .   (   15,720) (   11,095)          -
  Net income . . . . . . . . . . . . . .      140,447     119,025      64,784
  Balance at end of year . . . . . . . .     $385,511    $259,125    $151,922
TREASURY STOCK
  Balance at beginning of year . . . . .   ( $ 27,532) ( $ 23,526)  ($ 21,857)
  Purchase of treasury stock . . . . . .   (   59,628) (    4,006)  (   1,669)
  Balance at end of year . . . . . . . .   ( $ 87,160) ( $ 27,532)  ($ 23,526)
UNREALIZED LOSS ON NON-CURRENT INVESTMENT
  Balance at beginning of year . . . . .            -           -           -
  Unrealized loss on investment. . . . .   ( $  4,288)          -           -
  Balance at end of year . . . . . . . .   ( $  4,288)          -           -

The accompanying notes are an integral part of these consolidated financial statements.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

    Organization - International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT-North America, and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT-North America, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: IGT-International ("IGT-International"); IGT-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); and IGT-Japan k.k. ("IGT-Japan"). In December 1992 the Company sold its interest in its riverboat partnerships, and additionally, on September 30, 1993 sold its interest in CMS-International ("CMS").

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

    IGT-International was established in September 1993 to oversee all sales of gaming products outside of North America by the Company's foreign subsidiaries.

    IGT-Australia, located in Sydney, Australia, manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales, marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

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

    IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. On April 16, 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market. No sales were made to this market in fiscal 1994.

    Discontinued Operations - Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President riverboat casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to President Riverboat Casinos ("PRC") in exchange for 1,671,429 shares of PRC common stock.
These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992 (see Note 12).

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

    The Company's proprietary systems are primarily operated in Nevada, Atlantic City, New Jersey and approved gaming jurisdictions in Mississippi, Deadwood, South Dakota, Colorado, Louisiana and in Native American casinos. In Atlantic City, each system is operated by an independent trust managed by representatives from the participating casinos. The trust records a liability to the Company for annual casino fees as well as machine rental fees. In Nevada, Mississippi, South Dakota, Louisiana and the Native American casinos, the systems are operated by the Company and the casinos retain the net win, less a percentage of the amounts played which is paid to the Company to fund the progressive jackpots. The Company earns interest on these funds until jackpots are paid. These jackpots are paid out in equal installments without interest over a ten to twenty year period. The Company records the percentage or fee received as revenue and records as expense all costs associated with its obligation to fund the jackpot liabilities. In Colorado, the Company operates the systems and charges the casinos a machine rental and service fee.

    The following table shows the revenues recorded from gaming operations.

                                            Years Ended
(Dollars in thousands)                      September 30,
                                      1994      1993      1992
    Proprietary Systems. . . .      $146,800  $124,275  $106,639
    Lease Operations . . . . .        13,540    18,114    20,583
    Total. . . . . . . . . . .      $160,340  $142,389  $127,222

    At September 30, 1994 and 1993, the Company had accrued approximately $165.2 million and $118.4 million, respectively, for outstanding progressive jackpot liabilities. This liability includes the amount

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    (continued)

required to provide for payments to systems jackpot winners. The Company is required to maintain cash and investments relating to systems liabilities in separate accounts.

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

    Short-Term Investments - This represents a portfolio of marketable securities consisting primarily of U.S. government securities, corporate bonds with original maturities beyond three months and common and preferred stocks. Similar items with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Marketable securities are carried at the lower of their aggregate cost or market value. At September 30, 1994, short term investments had a cost basis of $61,318,000 and a market value of $60,320,000. At September 30, 1993, short term investment had a cost basis of $131,994,000 and a market value of $147,123,000.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Depreciation and Amortization - Depreciation and amortization are provided on the straight-line method over the following useful lives:

        Gaming operations equipment . .                1 to 5 years
        Manufacturing machinery and equipment . .      3 to 5 years
        Buildings . . . . . . . . .                    40 years
        Leasehold improvements. . .                    Term of Lease
        Building under capital lease. .                Term of Lease

    Maintenance and repairs are expensed as incurred. The costs of improvements are capitalized. Gains or losses on the disposition of assets are included in income.

    Investments to Fund Liabilities to Jackpot Winners - These investments represent discounted U.S. Treasury Securities purchased to meet

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    (continued)

obligations for making payments to linked progressive systems winners. Such investments are stated at cost. The gaming regulations of certain states provide how these funds are to be maintained.

    Other Assets - Other assets include the Company's investment in Radica Games Limited ("Radica"), a manufacturer of non-gambling casino theme games, debt issue and placement costs, deposits, patents, goodwill, gaming rights and certain investments. Debt issue costs are amortized as a component of interest expense over the term of the related debt (see Note
11). The cost of gaming rights is amortized on a straight-line basis over the terms of the agreements. Patents and goodwill are amortized over periods of seven years and five years, respectively. The Company accounts for its non-current investment in Radica at the lower of cost or market, based on quoted market prices. At September 30, 1994, the Company recorded an unrealized loss on this investment of $4,288,000 as a separate component of stockholders' equity.

    Earnings Per Share - Earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding. Prior period weighted average shares outstanding and earnings per share have been restated to reflect the effects of the Company's 1993 stock split.

    Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars for consolidated reporting purposes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. All asset and liability accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation adjustments have been accumulated as a component of stockholders' equity, being netted against retained earnings due to the immateriality of the amounts. The effect on the consolidated statements of operations of translation gains and losses is insignificant for all years presented.

    Recently Issued Accounting Standards to be Adopted - The Financial Accounting Standards Board issued in May 1993 SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement, effective for the Company's fiscal year ending September 30, 1995, will require that unrealized gains and losses on securities defined as "trading securities" be included in income and that unrealized gains and losses on

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    (continued)

securities defined as "available-for-sale" will be excluded from income and reported in a separate component of stockholders' equity. During the fiscal year ended September 30, 1994, the Company accounted for it's investments under FASB 12, and accordingly recorded an unrealized loss in income of $998,000. If SFAS No. 115 had been adopted for the year ended September 30, 1994, income from continuing operations before income taxes would have increased by $998,000, with no effect on stockholders' equity.

    Reclassification - Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1994.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Business Segments
    The Company operates principally in two lines of business: the manufacture of gaming products and gaming operations. The table below presents information as to the Company's operations in different industries.

                                                Years Ended
(Dollars in thousands)                         September 30,
                                       1994       1993       1992
REVENUES:
 Manufacture of Gaming Products.     $514,121   $335,641   $236,372
 Gaming Operations . . . . . . .      160,340    142,389    127,222
    Total. . . . . . . . . . . .     $674,461   $478,030  $ 363,594

OPERATING PROFIT:
 Manufacture of Gaming Products.     $246,502   $175,888   $115,705
 Gaming Operations . . . . . . .       76,181     62,391     59,381
    Total. . . . . . . . . . . .      322,683    238,279    175,086

OTHER EXPENSES, INCLUDING
 INTEREST EXPENSE. . . . . . . .      107,923     64,135     70,399

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES . . . . . .     $214,760   $174,144   $104,687

CAPITAL EXPENDITURES:
 Manufacture of Gaming
    Products . . . . . . . . . .     $ 17,854   $  8,499   $  3,560
 Casino Operations . . . . . . .            -          -      1,182
 Gaming Operations . . . . . . .       29,488     20,269     22,808
 Corporate . . . . . . . . . . .       25,840     17,345      7,587
    Total. . . . . . . . . . . .     $ 73,182   $ 46,113   $ 35,137

DEPRECIATION AND AMORTIZATION:
 Manufacture of Gaming Products.     $  2,610   $  1,740   $  1,655
 Gaming Operations . . . . . . .       11,526     14,699     11,860
 Corporate . . . . . . . . . . .        5,938      3,757      3,311
    Total. . . . . . . . . . . .     $ 20,074   $ 20,196   $ 16,826

IDENTIFIABLE ASSETS:
 Manufacture of Gaming Products.     $364,368   $262,454   $188,852
 Casino Operations . . . . . . .            -          -     30,737
 Gaming Operations . . . . . . .      215,746    151,234    117,595
 Corporate . . . . . . . . . . .      287,894    232,905    152,789
    Total. . . . . . . . . . . .     $868,008   $646,593   $489,973

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Business Segments (continued)

    The Company has operations based in the United States, Canada, Australia and Europe. The table below presents information as to the Company's operations by geographic region.

(Dollars in thousands)                        Years Ended
                                             September 30,
                                   1994           1993          1992
REVENUES:
  United States. . . . . . .     $622,016       $427,697      $332,299
  Canada . . . . . . . . . .       12,375         13,743             -
  Australia. . . . . . . . .       42,270         39,681        34,580
  Europe . . . . . . . . . .       10,969         11,485         2,878
  Eliminations . . . . . . .    (  13,169)     (  14,576)    (   6,163 )
    Total. . . . . . . . . .     $674,461       $478,030      $363,594

OPERATING PROFIT:
  United States. . . . . . .     $303,897       $224,152      $163,597
  Canada . . . . . . . . . .        2,819          4,241             -
  Australia. . . . . . . . .       15,052         15,269        13,671
  Europe . . . . . . . . . .        5,088          1,025           513
  Eliminations . . . . . . .    (   4,173)     (   6,408)    (   2,695 )
    Total. . . . . . . . . .      322,683        238,279       175,086

OTHER EXPENSES, INCLUDING
  INTEREST EXPENSE . . . . .      107,923         64,135        70,399

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . .     $214,760       $174,144      $104,687

IDENTIFIABLE ASSETS:
  United States. . . . . . .     $806,861       $600,472      $460,686
  Canada . . . . . . . . . .        5,635          8,047             -
  Australia. . . . . . . . .       44,759         27,067        24,465
  Europe . . . . . . . . . .       10,753         11,007         4,822
    Total. . . . . . . . . .     $868,008       $646,593      $489,973

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

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Business Segments (continued)

    During the fiscal years ended September 30, 1994, 1993 and 1992, the Company made net sales of $49.9 million, $40.2 million and 27.1 million respectively, to Sodak Gaming, the Company's principal distributor of gaming products to Native American Indian reservations in Wisconsin, Minnesota and to other areas in the Midwest and western United States. These sales aggregated approximately 9.7%, 12.0% and 11.5% of the Company's total product sales for the fiscal years 1994, 1993 and 1992, respectively. The Company believes the loss of this customer would not have a long term material adverse effect on product sales as other means of distribution to this market are available.

    The Company had total export sales from the United States of approximately $13,190,000, $13,522,000 and $29,006,000 during the fiscal years ended September 30, 1994, 1993 and 1992, respectively.

3.  Notes and Contracts Receivable

    The Company grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

    The Company has provided loans, principally for financial assistance, to several customers. At September 30, 1994 and 1993, the balance of such loans totaled $1,002,000 and $994,000, respectively, net of the related allowance for doubtful accounts of $25,000 as of September 30, 1994 and 1993. These loans are generally for terms of one to five years with interest at prevailing rates.

     The following table represents, at September 30, 1994, the estimated future collections of notes and contracts receivable (net of allowances):

         Years Ending September 30,         Estimated Receipts
                                            (Dollars in thousands)
    1995 . . .                                    $   81,007
    1996 . . .                                        33,723
    1997 . . .                                        14,017
    1998 . . .                                         5,011
    1999 . . .                                         2,513
    2000 and after . . . . . . . . . . . . . . . .     5,948
                                                    $142,219

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Notes and Contracts Receivable (continued)

    At September 30, 1994 and 1993, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

(Dollars in thousands)                     September 30,
                                         1994        1993
    Current. . . . . . . . . . . .     $ 3,729     $ 1,478
    Long-term. . . . . . . . . . .       9,707       6,657
                                       $13,436     $ 8,135

4.  Lines of Credit

  As of September 30, 1994, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for
letters of credit.   At September 30, 1994 $46.0 million was available
under this line of credit.

  IGT-Australia had a $440,000 (Australian) bank line of credit available as of September 30, 1994. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At September 30, 1994, no funds were drawn under this line.

  The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Notes Payable, Capital Lease Obligations and Liabilities to Jackpot
    Winners

  Notes payable and capital lease obligations consist of the following as of:

  (Dollars in thousands)                              September 30,
                                                     1994       1993
Senior notes (see Note 11) . . . . . . . . . . .   $100,000   $      -
Australian cash advance facility (see Note 11) .     13,212          -
Capital lease obligations (see Note 8) . . . . .        632      1,079
Other notes payable  . . . . . . . . . . . . . .        237          -
Total                                            .  114,081      1,079
Less current maturities. . . . . . . . . . . . .  (   2,613) (     462)
Long-term notes payable and capital lease
  obligations, net of current maturities . . . .   $111,468   $    617

    Future fiscal year principal payments of these notes and capital lease obligations at September 30, 1994, are as follows:

    (Dollars in thousands)
                                                 2000 and
   1995        1996      1997         1998        1999         Later
  $  2,613    $4,709    $4,556      $16,503     $14,300       $71,400

    In Nevada, Mississippi, Louisiana, South Dakota and the Native
American systems, the Company receives a percentage of the amount played from the linked progressive systems to fund the related jackpot payments. The jackpots are paid off in equal annual installments without interest over either a ten or twenty year period. The following schedule sets forth the future fiscal year principal payments for the jackpot winners under these systems at September 30, 1994:

    (Dollars in thousands)
  1995 . . . . . . . . . . . . . .   $ 15,334
  1996 . . . . . . . . . . . . . .     14,175
  1997 . . . . . . . . . . . . . .     12,696
  1998 . . . . . . . . . . . . . .     11,221
  1999 . . . . . . . . . . . . . .     10,373
  2000 and after . . . . . . . . .     83,354
  Liabilities to jackpot
    winners. . . . . . . . . . . .   $ 147,153

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes

    The effective income tax rates on income attributable to continuing operations differ from the statutory U.S. federal income tax rates as follows:

(Dollars in thousands)                Years Ended September 30,
                                1994             1993             1992
                            Amount Rate      Amount Rate      Amount Rate
Taxes at federal
  statutory rate . . . .  $75,166   35.0%  $60,602  34.8%  $35,594  34.0%
Acquisition goodwill and
  minority interest-EDT.       88    0.0       455   0.3     2,300   2.2
Foreign subsidiaries
  tax. . . . . . . . . .      342    0.2     2,402   1.4     1,295   1.2
State income tax, net. .    2,096    1.0     2,273   1.3       563   0.5
Foreign sales
  corporation. . . . . . (  1,171) ( 0.5) (  1,280 )( .7)  (   740)( 0.7)
Other, net . . . . . . . (  2,208) ( 1.1)    4,114   2.3     2,391   2.3
Actual provision
  for income taxes . . .  $74,313   34.6%  $68,566  39.4%  $41,403  39.5%

    Total fiscal 1994 pre-tax income consists of $209,208,000 subject to U.S. taxation and $5,552,000 of foreign taxable income. Total fiscal 1993 pre-tax income consists of $164,625,000 subject to U.S. taxation and $9,519,000 of foreign taxable income. Total fiscal 1992 pre-tax income consists of $98,434,000 subject to U.S. taxation and $6,253,000 of foreign taxable income.

Components of the provision for income taxes on income from continuing operations were as follows:

(Dollars in thousands)                Years Ended September 30,
                                     1994       1993        1992
Current:
  Federal. . . . . . . . . .        $86,112    $78,544     $33,997
  State                      . . . .  4,143      3,497         659
  Foreign. . . . . . . . . .          1,115      5,111       1,392
  Total current. . . . . . .         91,370     87,152      36,048
Deferred (primarily federal)       ( 17,057)  ( 18,586 )     5,355
Total provision from continuing
  operations . . . . . . . .        $74,313    $68,566     $41,403

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes (continued)

The deferred tax provisions (benefits) are attributable to the following:

                                               Years Ended
(Dollars in thousands)                        September 30,
                                       1994         1993        1992
Excess of accelerated depreciation
 over straight-line depreciation .   $ 1,397     ($ 1,017)   ($  268)
Provisions for bad debts and
 receivables deductible
 when written off. . . . . . . . .  (    870)    (    792)   ( 1,519)
Provisions for inventory and fixed
 asset valuation adjustments
 deductible for taxes when realized (  2,394)    (    226)   ( 1,092)
Book provisions for accrued gaming
 activities reported differently
 for tax purposes. . . . . . . . .  ( 14,815)    ( 18,975)     9,151
Other, net . . . . . . . . . . . .  (    375)       2,424    (   917)
                                    ($17,057)    ($18,586)    $5,355

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

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes (continued)

    The tax items comprising the Company's net deferred tax asset and liability are as follows:

                                               Years Ended
(Dollars in thousands)                        September 30,
                                           1994           1993
Deferred tax liabilities:
  Reserve differential for gaming
    activities . . . . . . . . . . . .  ($10,161)      ($22,326)
  Other . . . . . . . . . . . . . . .   (  2,258)      (  1,450)
                                        ( 12,419)      ( 23,776)
Deferred tax assets:
  Receivable reserve . . . . . . . . .     5,291          5,023
  Reserves not currently deductible. .     6,438          3,722
  Reserve differential for
    gaming activities. . . . . . . . .     6,280          5,765
  Difference between book and tax
    basis of property. . . . . . . . .       814          2,154
  Operating loss carryforwards . . . .         -            263
  Foreign subsidiaries . . . . . . . .     3,137              -
  Other                                .   1,261            594
                                          23,221         17,521
  Valuation allowance. . . . . . . . .         -              -
  Net deferred tax asset(liability). .   $10,802       ($ 6,255)

7.  Employee Benefit Plans

    Employee Profit Sharing Plans

    In 1980, the Company adopted a qualified profit sharing retirement plan for its employees working in the United States. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Benefits vest over a seven-year period of employment. Under a discretionary program effective January 1, 1986, and reviewable by the Board annually, contributions are based on 5% of annual consolidated pre-tax operating profits (excluding IGT-Australia) above a set minimum. Effective for 1994, 1993 and 1992, the minimum pre-tax operating profits were $78,700,000, $44,000,000 and $28,000,000 respectively, before any allocation to the Plan.

    Additionally, a cash sharing plan was adopted effective January 1, 1986, in which 5% of annual consolidated pre-tax operating profits (excluding IGT-Australia) in excess of $78,700,000, $44,000,000 and

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Employee Benefit Plans (continued)

$28,000,000 for 1994, 1993 and 1992, respectively, are distributed to United States and Europe employees on a semiannual basis. Contributions to the plan are reviewed annually by the Board.

    The Company's other foreign subsidiaries have similar retirement and cash sharing plans with one of the plans designed as a superannuation program. Total consolidated profit sharing and cash sharing expense was $13,239,000, $12,564,000 and $9,893,000 for the fiscal years ended
September 30, 1994, 1993 and 1992, respectively.

    The Company maintains a discretionary management bonus plan and IGT-North America maintains a marketing management bonus plan in which key employees participate. Effective January 1, 1986, 5% of IGT's annual consolidated pre-tax operating profits (in excess of $78,700,000, $44,000,000 and $28,000,000 for 1994, 1993 and 1992, respectively) are distributed under the management bonus plan. Bonuses for the IGT-North America marketing management are computed in part by using a formula based on product sales levels and gross profit margins achieved. Total consolidated expense under these plans was $7,496,000, $8,435,000 and $5,598,000 for the fiscal years ended September 30, 1994, 1993 and 1992, respectively.

    Stock Option Plans

    In 1981, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 27,104,000 shares may be granted and, in 1993, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 3,000,000 shares may be granted to employees and up to 250,000 nonqualified stock options may be granted to non-employee directors of the Company. Options granted have been granted at fair market value on the date of grant and, except for non-employee director options, typically become exercisable in five annual installments although a shorter period may be provided. At September 30, 1994, options to purchase 3,144,000 shares were available for grant under the plans.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Employee Benefit Plans (continued)

                           Number         Option Price
                         of Shares         Per Share
Outstanding at
  September 30, 1993 .  3,392,472       $  .51  -  $38.63
Granted. . . . . . . .    974,076       $18.50  -  $40.50
Cancelled. . . . . . . (  106,847)      $22.25  -  $34.75
Exercised. . . . . . . (  739,946)      $  .51  -  $25.44

Outstanding at
  September 30, 1994 .  3,519,755       $  .51  -  $40.50
Exercisable at
  September 30, 1994 .  1,419,938       $  .51  -  $38.63

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

    An aggregate of 2,400,000 shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. At September 30, 1994, 1,058,000 shares were available under this plan.

    401(k) Matching Program

    Effective January 1, 1993, the Company offered a 401(k) retirement plan contribution matching program. Under the plan agreement, the Company matches 100% of employee contributions up to $500 and an additional 50% of the next $500 contributed by the employee. This allows for maximum annual
Company contributions of $750 to each employee's 401(k) account. The employees will be 100% vested in Company contributions at the date the contribution is made. In fiscal 1994 and 1993 the Company contributed
$824,000 and $512,000, respectively, under this plan.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Commitments

    The Company leases certain of its facilities and equipment under various agreements for periods through the year 2001. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1994.

(Dollars in thousands)
Years Ending                        Operating      Capital
September 30,                       Leases         Leases      Total

  1995                   . .        $    5,356     $   412     $    5,768
  1996                   . .             4,409         238          4,647
  1997                   . .             2,915          60          2,975
  1998                   . .             2,125           -          2,125
  1999                   . .             1,988           -          1,988
  2000 and after . . . .                 4,029           -          4,029
  Total minimum
    payments . . . . . .            $   20,822         710     $   21,532
  Amount representing interest                     (    78)
  Capital lease obligations                            632
  Less current portion                             (   358)
  Long-term capital lease
    obligations                                     $  274

    The cost and related accumulated depreciation of equipment under capital leases as of September 30, 1994 was $1,560,000 and $927,000, respectively, and at September 30, 1993, was $2,010,000 and $1,309,000, respectively.

    Certain of the leases provide that the Company pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease for the Company's existing manufacturing facility in Reno extends through 2001. The lease provides for periodic rental increases.

    The total rental expense for the fiscal years ended September 30, 1994, 1993 and 1992 was approximately $5,576,000, $4,753,000 and
$5,746,000, respectively.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Contingencies

    The Company has been named in and brought lawsuits in the normal course of its business. Management does not expect the outcome of these suits to have a material adverse effect on the Company's financial position or results of future operations.

10. Related Party Transactions

    Members of the Company's Board of Directors

    A member of the Company's Board of Directors is an officer of, and has an equity interest in, a Nevada gaming business from which the Company recognized revenues of $1,486,000, $1,735,000 and $2,254,000 during the fiscal years ended September 30, 1994, 1993 and 1992, respectively. The
Company had contracts and accounts receivable balances from this customer of $110,000 and $868,000 at September 30, 1994 and 1993, respectively. He is also a director and officer of a parent to nine additional gaming businesses, from which the Company recognized revenues of $30,227,000
$9,083,000 and $8,890,000 during the fiscal years ended September 30, 1994, 1993 and 1992, respectively. The Company had contracts and accounts receivable balances from these businesses of $9,550,000 and $1,020,000 at September 30, 1994 and 1993, respectively.

    Additionally, a member of the Company's Board of Directors is the Chairman of the Board of a Nevada gaming business from which the Company recognized revenues of $5,132,000, $4,771,000 and $631,000 during the fiscal years ended September 30, 1994, 1993 and 1992, respectively. The
Company had contracts and accounts receivable balances from this business of $1,150,000 and $201,000 at September 30, 1994 and 1993, respectively.

    Effective October 1, 1993, the Company entered into an Agreement with
National Holdings, Inc. ("NHI") to form IGT-NHI Joint Venture Company (IGT-
NHI) to engage in the business of supplying and operating bingo halls and electronic gaming devices in the Peoples Republic of China. The Company has a 33% ownership interest in IGT-NHI. At September 30, 1994, IGT-NHI owed the Company $332,000 on a line of credit and $2,044,000 on an equipment loan.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt Offerings

    Convertible Subordinated Notes

    In May 1991, the Company completed a $115,000,000 public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001.
The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity. Semi-annual interest payments at 5-
1/2% along with the original issue discount represented a yield of 8.5% per annum. Net proceeds from the issue and sale of the Notes were $89,426,800.

    The Company, as permitted under the terms of the Notes, called all the outstanding Notes for redemption on June 1, 1994. The redemption price was 84.414% of the principal amount due at maturity together with accrued and unpaid interest to the date of redemption. At the option of the holder, the Notes were convertible into common stock of the Company at a conversion rate of 129.384 shares per each $1,000 principal amount until May 31, 1994.
All the outstanding notes were converted prior to the redemption date.
During fiscal 1994 and 1993, notes with a face amount of $72,180,000 and $42,719,000 were converted into 9,339,000 and 5,527,000 shares, respectively, of the Company's common stock.

    Senior Notes

    In September 1994, the Company completed a $100,000,000 private placement of 7.84% Senior Notes (the "Senior Notes"). The Senior Notes require annual principal payments of $14.3 million commencing in September
1998 through 2003 and a final principal payment of $14.2 million in September 2004. Interest is paid quarterly. The Senior Notes contain covenants which limit the financial commitments the Company may make and require the maintenance of a minimum level of consolidated net worth. The net proceeds from the Senior Notes of $99.6 million will be used to finance the construction of a new manufacturing and headquarters facility and for general corporate purposes.

    Australian Cash Advance Facility

    In August 1994, the Company was advanced $18,000,000 (Australian), from an Australian bank under a cash advance facility. Annual principal payments (Australian) are $3,000,000, $6,000,000, $6,000,000 and $3,000,000
at September 30, 1995, 1996, 1997, and June 30, 1998, respectively.
Interest is paid quarterly in arrears at a blended rate comprised of fixed

                  INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt Offerings (continued)

and floating rates. The proceeds of the loan were used to acquire manufacturing and administrative facilities in Sydney, Australia.

12. Discontinued Operations

    In connection with the Company's focus on gaming machine manufacture and proprietary software systems development, the Company has divested its investments in casino operations during fiscal 1993 through the sale of its interest in CMS and President Riverboat Casinos, Inc. ("PRC"). The disposition of these investments has been accounted for as discontinued operations. The revenues from these operations totaled $34,807,000 and $35,849,000 for fiscal years 1993 and 1992, respectively. The separate sales transactions of these investments are described below.

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

offering of its common stock.

    The Company recognized a pre-tax loss of approximately $2.0 million on the sale and remains as guarantor on certain indebtedness of CMS, which had at September 30, 1994, an aggregate outstanding balance of $17.0 million.
The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees.
Management believes the likelihood of losses relating to these guarantees is remote.

    The composition of income from discontinued operations in fiscal 1993 is as follows:

(Dollars in Thousands)            Riverboat        CMS
                                 Operations       Int'l        Total
Income from operations . . . .     $   245      $   717      $   962
Gain (loss) on disposal. . . .      23,586     (  1,956 )     21,630
Income (loss) on discontinued
  operations before taxes. . .      23,831     (  1,239 )     22,592
Income tax (provision)
  benefit. . . . . . . . . . .    (  9,573)         428     (  9,145 )
Income (loss) on discontinued
  operations, net of taxes . .     $14,258     ($   811 )    $13,447

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

14. Disposition of Other Operations

    The Company's route and Megapoker operations were sold to Jackpot Enterprises, a Nevada corporation, in August and November of 1992, respectively. The route operations included all the route equipment and operating contracts for the Nevada participation locations involving

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Disposition of Other Operations (continued)

approximately 1,380 gaming machines in 160 locations. This sale resulted in a net loss of $893,000. The Megapoker sale included all gaming services and associated equipment used on the Megapoker route along with licenses for all Megapoker software, trademarks, and tradenames. A net gain of $242,000 was realized on this sale.

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

15. Supplemental Statement of Cash Flows Information

    Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company incurred capital lease obligations to obtain property, plant and equipment in the years ended September 30, 1993 and 1992 of $46,000 and $1,429,000, respectively. Additionally, in fiscal 1993 the Company exchanged common stock of the Company for EDT common stock (see Note 13).

    During fiscal 1994 and 1993 notes with a face amount of $72,180,000, and $42,719,000 were converted to 9,338,877 and 5,527,133 shares of the Company's common stock, respectively.

    The Company had dividends declared, but not yet paid at September 30, 1994 and 1993 totaling $3,971,000 and $3,746,000.

    During fiscal 1994, 1993, and 1992, common stock with a cost of $2,530,000, $4,006,000 and $1,669,000 was acquired in connection with stock option exercises for the same amounts. The stock option exercise price on employee stock options may be paid to the Company by the employee by submitting previously held common stock of the Company.

    During the year ended September 30, 1994, the Company purchased a portion of Radica Games Ltd. for cash of $5,850,000 and 374,436 shares of the Company's common stock valued upon issuance at $10,250,000.

    The tax benefit of stock options totaled $5,131,000, $18,137,000 and $12,358,000 for the years ended September 30, 1994, 1993, and 1992, respectively.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Supplemental Statement of Cash Flows Information (continued)

    Payments of interest for the years ended September 30, 1994, 1993 and 1992 were $12,272,000, $12,030,000 and $12,132,000, respectively. Payments for income taxes for the years ended September 30, 1994, 1993 and 1992 were $85,962,000, $65,699,000 and $31,825,000, respectively.

16. Construction of New Corporate Headquarters and Manufacturing Facility.

    In May 1994, the Company purchased a 78 acre site in Reno Nevada for approximately $6.0 million for the construction of an approximately 1,000,000 square foot office, manufacturing and warehousing facility. Currently the facility is in its design phase with an estimated completion date of late calendar 1996, absent unexpected delays, and an estimated construction cost of $75.0 million.

17. Selected Quarterly Financial Data (Unaudited)
    (Dollars in thousands, except per share amounts and stock prices)

     During the fourth quarter of fiscal 1994, the Company reevaluated and reduced it's fiscal 1994 income tax provision accrual rate. If this reduction had been reflected throughout the year net income would have increased by $1.1 million ($.01 per fully diluted share) in the first quarter, $1.1 million ($.01 per fully diluted share) in the second quarter, $1.4 million ($.01 per fully diluted share) in the third quarter and decreased by $3.6 million ($.03 per fully diluted share) in the fourth quarter.

                                            1994
                        First Qt r    Second Qtr  Third Qtr    Fourth Qtr
Total revenues . . .    $149,767      $164,537    $187,682     $172,475
Income from operations    45,525        45,183      61,658       45,541
Income from continuing
  operations . . . .      30,392        31,414      39,905       38,736
Income (loss) from
  discontinued
    operations . . .           -             -           -            -
Net income . . . . .      30,392        31,414      39,905       38,736
Primary earnings per share:
  Income from continuing
    operations . . .    $    .23      $    .24    $    .30     $    .29
  Income (loss) from
    discontinued
      operations . .           -             -           -            -
  Net income . . . .    $    .23      $    .24    $    .30     $    .29
Stock price
  High      . . . . .   $ 41-1/4      $ 33-1/2    $ 28-1/4     $ 24-3/4
  Low  . . . . . . .      28-1/4        26-1/8      17-1/4       18-1/2

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (Unaudited),(continued)
  (Dollars in thousands, except per share amounts and stock prices)

                                            1993
                       First Qtr     Second Qtr   Third Qtr    Fourth Qtr
Total revenues . . .   $  87,264     $ 98,721     $131,987     $160,058
Income from operations    25,191       27,468       42,315       55,264
Income from continuing
  operations . . . .      21,180       18,878       29,647       35,873
Income (loss) from
  discontinued
    operations . . .      14,369    (     139 )        363    (   1,146)
Net income . . . . .      35,549       18,739       30,010       34,727
Primary earnings per share:
  Income from continuing
    operations . . .   $     .17     $    .15     $    .24     $    .29
  Income (loss) from
    discontinued
      operations . .         .12            -            -    (     .01)
  Net income . . . .   $    . 29     $    .15     $    .24     $    .28
Stock price
  High . . . . . . .   $  26-3/8     $ 33         $ 39-3/4     $ 41-3/8
  Low  . . . . . . .      17-7/8       23-3/4       28-1/2       32-1/8

                                             1992
                       First Qtr     Second Qtr   Third Qtr    Fourth Qtr

Total revenues . . .   $  65,163     $ 66,835     $114,043     $117,553
Income from operations    13,826       17,528       33,089       36,459
Income from continuing
  operations . . . .       9,909       11,551       19,476       22,348
Income (loss) from
  discontinued
    operations . . .         613    (     564 )        497          954
Net income . . . . .      10,522       10,987       19,973       23,302
Primary earnings per share:
  Income from continuing
    operations . . .   $     .08     $    .10     $    .16     $    .18
  Income (loss) from
    discontinued
      operations . .         .01    (     .01 )          -          .01
  Net income . . . .   $     .09     $    .09     $    .16     $    .19
Stock price
  High     . . . . .   $   12        $ 17-3/8     $ 17-1/8     $ 22-1/8
  Low  . . . . . . .       6-1/4       10-7/8       11-1/4       12-7/8

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."

                                                September 30, 1994
                                            Carrying       Estimated
                                             Amount        Fair Value
Assets:
    Cash and cash equivalents. . . . . . .  $142,730        $142,730
    Short term investments . . . . . . . .    60,320          60,320
    Investments to fund liabilities to
      Jackpot winners. . . . . . . . . . .   146,141         146,773
    Notes and contracts receivable . . . .   142,219         180,574
Liabilities:
    Liabilities to Jackpot winners . . . .   147,153         147,784
    Notes payable and capital lease
      obligations. . . . . . . . . . . . .   114,081         112,094

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

     The carrying value of cash and cash equivalents at September 30, 1994 and 1993 approximates fair value because of the short term maturity of those instruments. The estimated fair value of short term investments, investments to fund liabilities to jackpot winners, and the convertible subordinated notes payable are based on quoted market prices. The estimated fair value of liabilities to Jackpot winners is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The estimated fair value of the Senior Notes, included in notes payable and capital lease obligations at September 30, 1994, was based on the yield required at September 30, 1994 of a private placement of

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Fair Value of Financial Instruments (continued)

similar terms and credit valuation. The carrying value of notes payable and capital lease obligations at September 30, 1993 approximates fair value because of the short term maturity of those investments.

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

19.  Concentrations of Credit Risk

     The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 1994, the Company had bank deposits in excess of insured limits of approximately $16,968,000.

    Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a significant portion of its products through third party distributors resulting in significant distributor receivables. At September 30, 1994 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

           Regions
           Nevada. . . . . . . . . . . .     34.1%
           Riverboats (greater
            Mississippi River area). . .     33.7%
           Indian Casinos (distributor).      9.0%
           Colorado. . . . . . . . . . .      6.5%
           Louisiana (distributor) . . .      3.7%
           Other Regions (individually
                 less than 5%) . .           13.0%
         Total . . . . . . . . . . . . .    100.0%

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1995 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements:

         Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)   Consolidated Financial Statement Schedule:        Page

    VIII Valuation and Qualifying Accounts                  81

    Other financial statement schedules are either not required or the required information is included in the Consolidated
    Financial Statements or Notes thereto.

    Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)   Exhibits

 3.1 Articles of Incorporation of International Game Technology, as amended.

 3.2 Second Restated Code of Bylaws of International Game Technology, dated November 11, 1987.

 4.1          Note Agreement for the 7.84% Senior Notes due September 1, 2004.

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

10.4 Share Purchase Agreement among certain sellers, Radica Holdings Limited and International Game Technology dated
              January 12, 1994.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

10.5 Amendment to Share Purchase Agreement among certain sellers, Radica Holdings Limited and International Game Technology of January 12, 1994 dated February 16, 1994.

10.6 Shareholders Agreement Radica Holdings Limited and the shareholders parties hereto dated January 12, 1994.

10.7 Amendment to Shareholders Agreement among Radica Holdings Limited and the shareholders parties hereto of January 12, 1994 dated February 16, 1994.

10.8 Stock Option Agreement between International Game Technology and certain shareholders of Radica Holding Limited dated January 12, 1994.

10.9 Stock Purchase and Redemption Agreement dated December 4, 1992, by and between International Game Technology and Golden Eagle Casinos International (renamed Summit Casinos International, Inc.)(incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended September 30, 1992).

10.10 First Amendment to Stock Purchase and Redemption Agreement between International Game Technology and Golden Eagle Casinos International (renamed Summit Casinos International, Inc.) dated March 15, 1993.

10.11 Second Amendment to Stock Purchase and Redemption Agreement between International Game Technology and Summit Casinos
         International, Inc. (formerly named Golden Eagle Casinos
         International) dated March 24, 1993.

11       Computation of Earnings Per Share

21       Subsidiaries

24       Independent Auditors' Consent

25       Power of Attorney (See page 76 hereof)

(b)      Reports on Form 8-K

    No report on Form 8-K was filed during the three-month period ended September 30, 1994.

                               POWER OF ATTORNEY

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23st day of December, 1994.
                                        INTERNATIONAL GAME TECHNOLOGY

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

     Signature                    Title                         Date

                              Chairman, Board of       December 23, 1994
Charles N. Mathewson          Directors

s/John J. Russell             Director, President,     December 23, 1994
John J. Russell               Chief Executive Officer
                              and Chief Operating
                              Officer

s/G. Thomas Baker             Vice President Finance   December 23, 1994
G. Thomas Baker               and Chief Financial
                              Officer (Principal
                              Financial Officer)

s/Scott H. Shackelton         Chief Accounting Officer December 23, 1994
Scott H. Shackelton           (Principal Accounting
                              Officer)

s/Warren L. Nelson            Director                 December 23, 1994
Warren L. Nelson





s/Wilbur K. Keating           Director                 December 23, 1994
Wilbur K. Keating

s/Frederick B. Rentschler     Director                 December 23, 1994
Frederick B. Rentschler


s/Albert J. Crosson           Director                 December 23, 1994
Albert J. Crosson

s/Claudine B. Williams        Director                 December 23, 1994
Claudine B. Williams

s/Rockwell A. Schnabel        Director                 December 23, 1994
Rockwell A. Schnabel

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

         SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

                  Balance at                     Amounts      Balance
                   Beginning                     Written      at End
                   of Period     Provisions        Off       of Period

Valuation allowance on
Marketable Securities:
Year ended 9/30/94   $    -         $  998       $    -       $  998

                      Balance at                        Accounts   Balance
                      Beginning                         Written     at End
                      of Period   Provisions Recoveries   Off      of Period
Allowance for Doubtful
Accounts:
Year ended 9/30/92    $3,604      $3,764     $   25     $  335     $7,058

Year ended 9/30/93    $7,058      $2,625     $   42     $2,751     $6,974

Year ended 9/30/94    $6,974      $1,861     $  138     $5,017     $3,956

Allowance for
Doubtful Notes and
Contracts
Receivable:

Year ended 9/30/92    $6,048      $  916     $  288     $  453    $ 6,799

Year ended 9/30/93    $6,799      $1,190     $  208     $   62    $ 8,135

Year ended 9/30/94    $8,135      $5,338     $   26     $   63    $13,436




                                  (continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                             (Dollars in thousands)

                           Balance at                           Balance
                           Beginning  Income      Income        at End
                           of Period  Deferred    Recognized    of Period
Income Deferred
under the Installment
Method:
Year ended 9/30/92         $  501     $  -        $  200       $  301

Year ended 9/30/93         $  301     $  -        $  280       $   21

Year ended 9/30/94         $   21     $  591      $   25       $  587

                          Balance at                Disposed      Balance
                          Beginning                  of and        at End
                          of Period   Provisions   Written Off   of Period
Obsolete Inventory Reserve:
Year ended 9/30/92         $4,743      $ 6,030       $2,978       $ 7,795

Year ended 9/30/93         $7,795      $   981       $1,660       $ 7,116

Year ended 9/30/94         $7,116      $ 8,668       $1,920       $13,864


Obsolete Fixed Assets
Reserve:

Year ended 9/30/92         $  350      $   489       $  542       $  297

Year ended 9/30/93         $  297      $   634       $  664       $  267

Year ended 9/30/94         $  267      $   540       $  482       $  325

                                  (continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES

                             (Dollars in thousands)

                         Balance at               Amounts      Balance
                         Beginning                Written      at End
                         of Period   Provisions     Off       of Period
Valuation allowance on
Investment:
Year ended 9/30/94       $    -       $4,288      $    -      $4,288