Form 10-Q
period 1994-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 1995-02-14
CIK 353944

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-10684


                     INTERNATIONAL GAME TECHNOLOGY
             (Exact name of registrant as specified in charter)

                  Nevada                    88-0173041
          (State of Incorporation) (IRS Employer Identification No.)

                       5270 Neil Road, Reno, Nevada 89502
                    (Address of principal executive offices)

                              (702) 686-1200
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at February 9, 1995
    Common Stock,                                  129,946,684
    par value $.000625 per share

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

          These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. Management believes that the disclosures are adequate to make the information presented herein not misleading.

          Organization

          International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to the Company s 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company:
IGT-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); and IGT-Japan k.k. ("IGT-Japan ).

          IGT is the largest manufacturer of computerized casino gaming products and proprietary systems in the world.
The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures "SMART" systems which monitor slot machine play and track player activity. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video gaming terminals and has developed specialized video gaming terminals for lotteries and other applications. IGT also develops and operates proprietary software linked progressive systems. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

                         PART I - FINANCIAL INFORMATION

          IGT-International was established in September 1993 to oversee all operations outside of North America by the Company's foreign subsidiaries. In January 1995, IGT-International was merged into IGT (formerly named IGT-North America).

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

          Unless the context indicates otherwise, references to International Game Technology , "IGT", or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries.
The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 686-1200.

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

            INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

(Dollars in thousands,                           THREE MONTHS ENDED
 except per share amounts)                          DECEMBER 31,

                                                 1994            1993
REVENUES:
     Product sales . . . . . . .               $114,144        $113,419
     Gaming operations . . . . .                 45,036          36,348
       Total revenues. . . . . .                159,180         149,767

COSTS AND EXPENSES:
     Cost of product sales . . .                 66,252          60,481
     Gaming operations . . . . .                 19,016          16,936
     Selling, general and admin.                 22,352          16,824
     Depreciation and amortization                6,259           4,559
     Research and development. .                  7,079           3,876
     Provision for bad debts . .                  1,486           1,566
       Total costs and expenses.                122,444         104,242

INCOME FROM OPERATIONS . . . . .                 36,736          45,525

OTHER INCOME (EXPENSE):
     Interest income . . . . . .                  8,991           6,735
     Interest expense. . . . . .              (   5,113)      (   2,853)
     Gain (loss) on the sale
       of assets. . . . . . . .               (     695)            477
     Other   . . . . . . . . . .                    121       (     706)
     Other income, net . . . . .                  3,304           3,653

INCOME BEFORE INCOME TAXES . . . .               40,040          49,178
PROVISION FOR INCOME TAXES . . .                 14,414          18,786

NET INCOME .. . . . . . . . .. .               $ 25,626        $ 30,392

PRIMARY EARNINGS PER SHARE . . .               $   0.19        $   0.23

FULLY DILUTED EARNINGS PER SHARE .             $   0.19        $   0.22

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING             133,667,419    129,626,026

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING ASSUMING FULL
     DILUTION                                  133,667,419    136,579,807

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 1994            1994
(Dollars in thousands)                        (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents .                $ 197,292       $ 142,730
     Short-term investments,
     lower of cost or market . .                   41,158          60,320
     Accounts receivable,
     net of allowances
     for doubtful accounts of $4,358
       and $3,956. . . . . . . .                  151,653         129,796
     Current maturities of long-term notes
       and contracts receivable, net of
       allowances. . . . . . . .                   75,236          81,007
     Inventories, net of allowances for
       obsolescence of $15,083 and $13,864:
       Raw materials . . . . . .                   50,491          59,498
       Work-in-process . . . . .                    4,632           3,604
       Finished goods. . . . . .                   27,861          40,908
       Total inventories . . . .                   82,984         104,010
     Deferred income taxes . . .                   22,921          19,615
     Prepaid expenses and other.                   17,862          21,612
       Total current assets. . .                  589,106         559,090

LONG-TERM NOTES AND CONTRACTS RECEIVABLE,
     net of allowances and current
     maturities. . . . . . . . .                   55,312          61,212
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land  .                                       14,038          13,691
     Buildings . . . . . . . . .                   14,116          13,344
     Gaming operations equipment                   63,518          60,785
     Manufacturing machinery and equip             64,398          59,227
     Leasehold improvements. . .                   10,632           9,393
       Total . . . . . . . . . .                  166,702         156,440
     Less accumulated depreciation and
       amortization. . . . . . .                 ( 65,078)      (  59,195)
       Property, plant and equipment,net          101,624          97,245
INVESTMENTS TO FUND LIABILITIES
     TO JACKPOT WINNERS. . . .         .          140,107         131,036
OTHER ASSETS . . . . . . . . . .                   20,523          19,425
       Total Assets. . . . . . .                $ 906,672       $ 868,008

(Continued)


              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                              DECEMBER 31,    SEPTEMBER 30,
                                                    1994            1994
(Dollars in thousands)                         (Unaudited)

CURRENT LIABILITIES:
 Current maturities of long-term notes
   payable and capital lease
   obligations . .                             $  2,668        $    2,613
 Accounts payable . .                            20,504            20,890
 Jackpot liabilities. . .                        19,482            18,562
 Accrued employee benefit plan
   liabilities . .                                5,259            17,509
 Accrued dividends payable. . .                   3,973             3,971
 Accrued vacation liability . .                   5,507             4,542
 Accrued income taxes . .                        20,123                 -
 Other accrued liabilities. . .                  13,936            10,305

  Total current liabilities . .                  91,452            78,392

LONG-TERM NOTES PAYABLE AND CAPITAL LEASE
 OBLIGATIONS,
  net of current maturities                     112,016           111,468
LONG-TERM JACKPOT LIABILITIES. . .              158,955           146,640
DEFERRED INCOME TAXES. .                            292            10,618
OTHER LIABILITIES. .                                 35                22
   Total liabilities .                          362,750           347,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.000625 par value;
  320,000,000 shares authorized;
  149,525,369 and 149,465,774 shares
  issued. .                                          93                93
 Additional paid-in capital .                   227,112           226,712
 Retained earnings. .                           409,068           385,511
 Treasury stock;
  17,098,646 shares at cost . .                ( 87,160)         ( 87,160)
 Unrealized loss on investments                (  5,191)         (  4,288)
   Total stockholders' equity                   543,922           520,868
   Total liabilities and
     stockholders' equity. . .                 $906,672          $868,008

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


(Dollars in thousands)                                  THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME . .                                       $ 25,626        $ 30,392

Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization. . .                     6,259           4,559
 Amortization of long-term debt
  discount and offering costs                               -             205
 Provision for bad debts.                               1,486           1,566
 Provision for inventory obsolescence                   1,495           1,626
 (Gain) loss on sale of assets. . .                       695        (    477)
 Donated common stock . .                                   -             500
 (Increase) decrease in assets:
   Receivables . .                                  (  11,672)       (  8,328)
   Inventories . .                                     19,531        ( 16,876)
   Prepaid expenses and other                           4,851           1,186
   Other assets. .                                  (   2,815)            626
Increase (decrease) in liabilities:
   Accounts payable and accrued
    liabilities. .                                  (   8,040)          1,858
   Accrued and deferred income taxes
    payable, net of tax benefit
    of stock option and purchase
    plans. . .                                          9,105           5,374
 Other      . .                                            29              26
   Total adjustments .                                 20,924       (   8,155)

Net cash provided by
   operating activities . .                            46,550          22,237

(Continued)


                INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                             (Unaudited)

                                                     THREE MONTHS ENDED
(Dollars in thousands)                                   DECEMBER 31,
                                                      1994           1993
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property, plant
         and equipment .                          ($  10,865)     ($ 12,491)
    Proceeds from sale of property,
         plant and equipment . . .                     1,152          1,091
    Purchase of short term investments            (    6,365)     ( 109,836)
    Proceeds from sale of short term
         investments . .                              23,687         95,160
    Proceeds from investments to fund
         liabilities to jackpot winners                4,295          3,343
    Purchase of investments to fund
         liabilities to jackpot winners            (  14,467)     (  12,667)
         Net cash used in investing
              activities . .                       (   2,563)     (  35,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt . .                 (      99)     (      91)
    Payments on liabilities to
         jackpot winners . .                       (   4,295)     (   3,343)
    Collections from systems to fund
         liabilities to jackpot winners               17,530         14,201
    Proceeds from stock options
         exercised . . .                                 232            246
    Payments of cash dividends . .                 (   3,971)     (   3,821)
    Proceeds of long-term debt . .                         -              8
    Foreign currency exchange gain                     1,178             21
         Net cash provided by financing
              activities . .                          10,575          7,221
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS . .                              54,562      (   5,942)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD. . .                         142,730         85,346

CASH AND CASH EQUIVALENTS AT END OF
    PERIOD . .                                      $197,292       $ 79,404

The accompanying notes are an integral part of these consolidated financial statements.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Notes and Contracts Receivable

          The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                       December 31,       September 30,
                                           1994                1994
(Dollars in thousands)                  (Unaudited)

    Current. .                         $  3,924              $  3,729
    Long-term. . .                       10,212                 9,707
                                       $ 14,136              $ 13,436

2.        Lines of Credit


          As of December 31, 1994, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and
to facilitate standby letters of credit.   The Company is charged a nominal
fee on amounts used against the line as security for letters of credit.
Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31,1994, $46.0 was available under this line of credit.

          IGT-Australia had a $440,000 (Australian) bank line of credit available as of December 31, 1994. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May.
At December 31, 1994, no funds were drawn under this line.

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

3.        Debt Offerings

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

          Australian Cash Advance Facility

          In August 1994, the Company was advanced $18,000,000 (Australian), from an Australian bank under a cash advance facility. Annual principal payments (Australian) are $3,000,000, $6,000,000, $6,000,000 and $3,000,000
at September 30, 1995, 1996, 1997, and June 30, 1998, respectively.
Interest is paid quarterly in arrears at a blended rate comprised of fixed and floating rates. The proceeds of the loan were used to acquire manufacturing and administrative facilities in Sydney, Australia.

4.        Construction of New Corporate Headquarters and Manufacturing
           Facility

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

5.        Income Taxes

          The provision for income taxes is computed on pre-tax income reported in the financial statements. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.        Concentrations of Credit Risk

          The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limits.

          Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At December 31, 1994 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          Riverboats (greater Mississippi River area)  34.0%
          Nevada . .                                   30.1%
          Native American Casinos (distributor)        10.7%
          Colorado .                                    6.1%
          Louisiana (distributor).                      3.2%
          New Jersey (distributor) . . .                2.6%
          Other Regions (individually less than 5%)    13.3%
               Total . .                              100.0%

          Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International (CMS) to Summit
Casinos-Nevada, Inc. ( Summit ), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which had at December 31, 1994 an aggregate balance of $16.7 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liabiliy arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

7.        Subsequent Events

          A stock repurchase program was originally authorized by the Board of Directors in October 1989. This repurchase program was most recently reaffirmed in February 1994 and currently allows for the purchase of up to 24.0 million shares. During
January 1995, the Company purchased 2,525,150 shares of its own outstanding stock for a total of $33,555,226 in cash.
As of January 31, 1995, the Company has purchased a total of
16.6 million shares (adjusted for stock splits) under this repurchase program.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        Supplemental Statement of Cash Flows Information

          Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

          The tax benefit of stock options totaled $168,000 and $3,948,000 for the three months ended December 31, 1994 and 1993, respectively.

          In May 1991, the Company completed a $115,000,000 public offering of 5 1/2% Convertible Subordinated Notes (the Notes ) maturing
June 1, 2001. At the option of the holder, the Notes were convertible into common stock of theCompany. During the three months ended
December 31, 1993, notes with a face amount of $20,308,000 were converted to 2,627,520 shares of the Company's common stock.
All the Notes were converted as of May 31, 1994.

          During the quarter ended December 31, 1994, unrealized losses on investments, net of taxes totaling $900,000 were recorded as Unrealized Losses on Investments in stockholder s equity.

          On December 2, 1994, the Board of Directors declared a quarterly cash dividend of $.03 per share, payable on March 1, 1995 to shareholders of record at the close of business on February 1, 1995.
At December 31, 1994, the Company had accrued $3,973,000 for the payment of this dividend.

          Payments of interest for the three months ended
December 31, 1994 and 1993 were $4,723,000 and $3,761,000, respectively.
Payments for income taxes for the first three months of fiscal 1995 and 1994 were $1,500,000 and $12,788,000, respectively.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1994
          COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1993

          Revenues totaled $159.2 million in the first quarter of fiscal 1995 as compared to $149.8 million in the same period of fiscal 1994. Net income for the quarter was $25.6 million or $.19 per share (fully diluted) versus $30.4 million or $.22 per share in the prior year.

Revenues and Cost of Sales

          Total revenues increased 6.3% due to a 1% improvement in product sales and growth in gaming operations of 24%.

          Product sales revenues were $114.1 million and $113.4 million for the first quarter of fiscal 1995 and 1994, respectively. During the first quarter of fiscal 1995, the Company sold
20,000 gaming machines compared to 22,000 sold in the same prior year period. The average sales price per machine increased in the current quarter due to the embedded bill acceptor. Product sales during the first quarter of fiscal 1994 were driven by the opening of new casinos in the midwestern riverboat and Nevada markets, including such "mega-resorts" as the MGM Grand and Treasure Island. During the first quarter of 1995, large machine installations for new gaming operations were significantly lower than in the same period of fiscal 1994. However, replacement of older gaming machines with machines equipped with the embedded bill acceptor generated strong sales in the Nevada, New Jersey and Native American gaming markets during the current quarter. Gaming machine sales in the European markets through the Company's subsidiary IGT-Europe also increased.

          Revenues from gaming operations totaled $45 million during the quarter ended December 31, 1994 compared to $36.3 million in the comparable prior year period. This increase was a result of a 23% gain in progressive systems and a 32% improvement in lease revenue. Throughout fiscal 1994, several progressive inter-link systems were introduced in Mississippi, Louisiana, and Native American gaming markets. These new systems contributed to the increase in progressive system revenue. Additionally, increased play in the existing markets of New Jersey and Colorado resulted in higher revenues. Lease revenues grew as a result of the placement of leased units in the Midwestern riverboat market.

          Gross profit on total revenues for the first quarter of 1995 was $73.9 million or 46% compared to $72.4 million and 48% in the same period last year. The gross margin on product sales declined from 47% to 42% in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

current quarter. This decline resulted in part from increased sales of gaming machines with embedded bill acceptors, which had lower gross profit margins. In an effort to reduce inventory, production levels were lowered, which resulted in higher production costs per unit. The gross margin on gaming operations has increased from 53% in the first quarter of fiscal 1994 to 58% in the first quarter of fiscal 1995. This improvement is primarily due to higher interest rates during the first quarter of fiscal 1995 which resulted in a lower cost of annuities the Company purchases to fund jackpot payments.

          Expenses

          Selling, general and administrative expenses totaled $22.4 million in thecurrent quarter versus $16.8 million in the same period last year. The primary factor for this increase is higher staffing levels throughout the Company. These positions were added to support higher revenue levels, identify and develop new markets and to address the Company's expanded administrative needs. Costs associated with new products and markets, such as business insurance, gaming machine test and compliance fees, and lobbyist services, also increased. Research and development expenses increased $3.2 million to $7.1 million for the quarter ended December 31, 1994. This growth relates to costs incurred to supportadditional engineering personnel. The Company devotes substantial resources in this area to continue the aggressive development of new gaming products and systems for existing and potential markets.

          Depreciation and amortization increased $1.7 million to $6.3 million in the first quarter of fiscal 1995. The additional depreciation relates to asset acquisitions made over the past year. Such acquisitions include manufacturing and administrative equipment and a new facility in Australia, which replaced a leased facility. To a lesser extent, the acceleration of depreciation on existing leasehold improvements in anticipation of moving to the new manufacturing and administrative facility (see footnote 4) contributed to the overall increase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Other Income and Expense

          Interest income increased 33% or $2.3 million to $9 million for the quarter ended December 31, 1994. Higher average balances and the increase in interest rates resulted in growth in interest income earned on the Company's notes and contracts receivable. Increased interest income on investments to fund jackpot liabilities also contributed to the overall improvement in interest income. Growth in progressive systems play, as discussed above, results in increased income-producing investments to fund future jackpot payments.

         Interest expense totaled $5.1 million for the first quarter of fiscal 1995, an increase of $2.3 million. Additional borrowings in late fiscal 1994 (see footnote 3) resulted in increased interest expense for the quarter. Interest expense also grew in relation to the growth in jackpot liabilities. These increases were partially offset by interest savings realized from the conversion from October 1993 through May 1994 of the Convertible Subordinated Notes into common stock of the Company.

          In the first quarter of fiscal 1994, the gain on sale of assets related to realized gains on investments totaled $477,000. In the current quarter, the loss on sale of assets was due to realized and unrealized losses on investments totaling $695,000.

WORKING CAPITAL AND CASH FLOW

          Working capital increased $17.0 million to $497.7 million during the three months ended December 31, 1994. The primary factors for this improvement are as follows: Cash and cash equivalents grew $54.6 million (see discussion below). Accounts receivable increased $21.9 million due to large trade sales near the end of the quarter. Inventories declined
$21 million in response to efforts to reduce overall inventory levels. Accrued employee benefit plan liabilities decreased $12.3 million as a result of payment of these incentives. Accrued income taxes increased
$20 million due to timing differences in tax payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          During the three month period, the Company generated cash from operations and financing activities of $46.6 million and $10.6 million, respectively. The positive impact of declining inventory levels on cash provided by operating activities was partially offset by increasing receivables. The overall cash accumulation was offset by cash used in investing activities of $2.6 million, primarily associated with purchases of short term investments, fixed assets, and investments to fund jackpot liabilities.

LINES OF CREDIT

          As of December 31, 1994, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31, 1994, $46.0 million was available under this line of credit.

          IGT-Australia had a $440,000 (Australian) bank line of credit available as of December 31, 1994. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At December 31, 1994, no funds were drawn under this line.

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

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

          The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Marketable Securities," effective as of October 1, 1994. There was no material effect on the Company's financial statements due to the adoption of this statement.

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

Date:   February 13, 1995


          INTERNATIONAL GAME TECHNOLOGY

          By:/s/Scott Shackelton
               Scott Shackelton
               Vice President
               Corporate Controller