Form 10-K/A
period 1994-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1995-05-12
CIK 353944

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                               TABLE OF CONTENTS
                                     PART I
                                                                 Page

ITEM    1. Business. . . . . . . . . . . . . . . . . . . . . .    3
ITEM    2. Properties. . . . . . . . . . . . . . . . . . . . .   28
ITEM    3. Legal Proceedings . . . . . . . . . . . . . . . . .   29
ITEM    4. Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . .   29

                                    PART II

ITEM    5. Market for Registrant's Common Stock and
           Related Stockholder Matters . . . . . . . . . . . .   30
ITEM    6. Selected Financial Data . . . . . . . . . . . . . .   31
ITEM    7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . .   32
ITEM    8. Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . .   43
ITEM    9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . .   81

                                    PART III

ITEM    10. Directors and Executive Officers of the Registrant . 81
ITEM    11. Executive Compensation . . . . . . . . . . . . . .   81
ITEM    12. Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . .   82
ITEM    13. Certain Relationships and Related Transactions . .   83

                                    PART IV

ITEM    14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . .   84
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   86

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

                                           Years Ended
                                          September 30,
                                 1994       1993       1992
(Amounts in thousands)
Manufacture of Gaming Products:
  Revenues . . . . . . . . . .  $514,121   $335,641  $ 236,372
  Operating Profit(1). . . . .   169,541    123,320     72,753
  Identifiable Assets. . . . .   364,368    262,454    188,852

Gaming Operations:
  Revenues . . . . . . . . . .  $160,340   $142,389  $ 127,222
  Operating Profit(1). . . . .    48,964     41,620     39,311
  Identifiable Assets:
    Discontinued Casino
    Operations . . . . . . . .         -          -     30,737
    Gaming Operations. . . . .   215,746    151,234    117,595

Geographic Area Data:
  United States:
    Revenues:
      Unaffiliated Customers .  $608,847  $ 413,121  $326,136
      Inter-area Transfers . .    13,169     14,576     6,163
    Operating Profit . . . . .   208,794    160,419   106,506
    Identifiable Assets. . . .   806,861    600,472   460,686

  Australia:
    Revenues . . . . . . . . .  $ 42,270  $  39,681  $ 34,580
    Operating Profit . . . . .     1,507      5,078     4,067
    Identifiable Assets. . . .    44,759     27,067    24,465

  Europe:
    Revenues . . . . . . . . .  $ 10,969  $  11,485  $  2,878
    Operating Profit . . . . .     1,573  (   1,808) (    707)
    Identifiable Assets. . . .    10,753     11,007     4,822

  Canada:
    Revenues . . . . . . . . .  $ 12,375  $  13,743  $      -
    Operating Profit . . . . .     1,638      3,203         -
    Identifiable Assets. . . .     5,635      8,047         -

(1) Operating profit presented in this amended 10K reflects an allocation of a portion of selling, general, and administrative and research and development expenses not previously allocated to each of the Company's two business segments.

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

Markets

    The Company has benefited in the past few years from the significant expansion of legalized gaming primarily in the Midwestern market, Native American gaming and Canadian government sponsored casino gaming market.
The Company believes that new markets for gaming products will continue to open but at the same time, the pace and timing of such growth is uncertain. During fiscal 1994, the gaming industry in the United States was influenced by public opinion, the legal and electoral process, and the threat of a federal gaming tax. Many of these same or similar factors are also present in developing international markets. These factors are outside the control of the Company in both domestic and international markets. As a result, the Company cannot predict the rate at which domestic and foreign markets will develop and any slow down or delays in the growth of new markets will adversely affect the Company's future results.

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

    Within Nevada, there has been increased demand for gaming products attributable to the construction of new casinos and the expansion and refurbishment of existing casinos. The increased demand began with the opening of the Mirage hotel and casino in 1989 and the Excalibur hotel and casino in 1990. In fiscal 1991 and fiscal 1992, the Company's sales volume in Nevada increased due to additional casino expansions and the replacement of older machines with new games, designs and technological advancements.
The opening of three "mega-resorts," the Luxor, MGM Grand and Treasure Island, significantly increased demand for gaming products in fiscal 1993 and early fiscal 1994. These three hotel casinos increased the installed base of gaming machines in Nevada by over 8,000 machines while adding approximately 10,000 hotel rooms in Las Vegas, Nevada. The Company manufactured approximately 6,500 of the more than 8,000 machines initially installed at these three hotels. The market for gaming products in Nevada continued to grow during fiscal 1994 due to new casino openings at Boomtown, Boulder Station and Buffalo Bills which increased the installed base of gaming machines in Nevada by over 4,800 machines. Most of these machines were manufactured by the Company. Several expansions also occurred in fiscal 1994 at Arizona Charlies, Casino Royale, Rio Suites, Sams Town and Virgin River. Demand for gaming products, including the Company's products, grew in fiscal 1994 because existing casinos replaced a greater number of older gaming machines. In particular, strong demand for gaming machines with embedded bill-acceptors accelerated the replacement of existing machines. During fiscal 1994, significant product replacements occurred at properties owned by Circus Circus, Golden Nugget, Harrahs, Mirage and Palace Station and a significant number of the Company's products were installed at these casinos as replacement products. Gaming machines have a mechanical life of approximately 10 years, although in established markets, such as Nevada, they are replaced on average between five to seven years. Replacement occurs as a result of technological advances, new designs, improvements in the visual characteristics, and the development of new games.

    The Company is aware of two large casinos projected to operate over 1,000 gaming machines each that will open during fiscal 1995. The Silver Legacy in Reno, Nevada and The Texas Gambling Hall in Las Vegas, Nevada are both under construction and expected to open in the Summer of 1995. As of April 30, 1995, the Company has contracts to sell machines to the Silver Legacy and to the Texas Gambling Hall. The Company also expects there to be number of smaller properties that expand or remodel. The Company also anticipates continued demand for embedded bill acceptors but the level of demand cannot be predicted. Demand for the product is dependent, in part, on the competitiveness of casinos and the willingness of casinos to incur the costs associated with replacing existing gaming machines with new machines.

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

    The Australian market is the most established international jurisdiction for gaming products outside of North America. The State of New South Wales is the second largest market in the world for gaming machines with an estimated total of 72,000 machines in 2,100 pubs and 1,500 not-for-profit clubs. The Company began selling machines in Australia in 1986 and has supplied approximately 18,000 of the machines in New South Wales. The average life of a gaming machine in the New South Wales market is between 7 and 10 years. In 1991, the State of Queensland legalized the operation of gaming machines in private pubs and clubs. The State of Queensland awarded the Company a contract to provide the central computer system linking the machines for accounting and security purposes. The central computer system was installed and accepted in October 1991 and gaming commenced in February 1992. The Company supplied approximately 6,000 machines of the 15,000 estimated total machines. Gaming began in the State of Victoria during July 1992 using two separate central systems. Approximately 7,000 machines are operated by competing agencies that are each allowed to place up to 20,000 machines. To date, the Company has had minimal sales into the Victorian market. South Australia legalized gaming in September of 1992, and gaming operations began in July, 1994. The Company supplied approximately 1,500 of the estimated 4,000 machines currently in place. Other Australian jurisdictions are considering the legalization or expansion of gaming operations. The Government of Tasmania, for example, has signalled its intention to expand gaming into clubs and hotels in the next several years. Pub and club gaming also exists in New Zealand and the Company supplied approximately 3,800 of the 7,700 total machines used in these facilities.

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

Competition

    Product Sales

    The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is key because it combines the machine design, hardware, software and play features that ultimately improves the earning power of gaming machines.
In the North American casino-style market, IGT considers itself the leading supplier of gaming machines due to a continual upgrade of products and ongoing game development efforts. The Company's customer service organization, with over 260 employees, is also a significant contribution to IGT's overall competitive position.

    The Company competes with substantial U.S. and foreign manufacturers in the casino style gaming machine market. The primary competitors are Bally Gaming International, Inc. ("Bally"), Sigma Game, Inc. ("Sigma"), and Universal Distributing of Nevada, Inc. ("Universal"). Bally is a Nevada company while Sigma and Universal are Japanese companies. In addition, two manufacturers, WMS Industries, Inc. and Video Lottery Consultants, Inc. recently developed casino products and are either authorized to sell their products, or they are in the licensing process in many U.S. gaming jurisdictions. In the slot management and revenue tracking market, the Company competes with Casino Data Systems.

    The Company considers itself one of four competitors in the video gaming terminal market with no one supplier dominating the market. Competitors in this market include three large domestic lottery suppliers, G-Tech, WMS Industries, Inc. and Video Lottery Consultants, Inc. G-Tech, WMS Industries, Inc. and Video Lottery Consultants, Inc. have an established presence in the lottery market, substantial resources, and specialize in the development and marketing of gaming terminals to governments.

    Gaming Operations

    The most significant factor influencing the play on progressive systems is enhanced player appeal resulting from large jackpot payouts.
The systems appeal to casinos due to the games earnings premium and because they emphasize strong security and control features. The shared liability for jackpots among all casinos also makes it economically feasible for properties of any size to participate. IGT considers itself the leading operator of progressive systems and has successfully introduced additional progressive systems within both existing and new gaming jurisdictions. The competition in the progressive systems business is currently limited but could increase in the future.

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

<F1>
1 Discontinued operations consist of casino operations which the Company sold during fiscal 1993. See Note 12 to the Consolidated Financial Statements for further discussion.
<F2>
2 Restated to give retroactive effect for two-for-one stock splits in 1990, 1991, 1992 and 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company operates principally in two lines of business: the manufacture of gaming products (product sales) and gaming operations.

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

    Business Segments Operating Profit (see Note 2 of Notes to
    Consolidated Financial Statements)

    Manufacturing and gaming operations operating profit reflect an allocation of a portion of selling, general, and administrative and research and development expenses to each of the business segments.

    Manufacturing operating profit increased 37% or $46.2 million in fiscal 1994 compared to fiscal 1993. This increase resulted primarily from increased product sales, partially offset by the decline of the gross profit margin on product sales and increased bad debt expense relating to product sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

    Gaming operations operating profit increased 18% or $7.3 million in fiscal 1994 compared to the prior year. This increase resulted primarily from an increase in game operations revenues, reduced depreciation expense and increased interest income partially offset by increased interest expense. Depreciation expense declined due to a reduction in the number of Company owned leased machines at customer locations. The increase in progressive systems play resulted in both increased interest income from investments to fund future jackpot payments and increased interest expense from liabilities to jackpot winners.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCI
         CONDITION AND RESULTS OF OPERATIONS (continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

    Business Segments Operating Profit (see Note 2 of Notes to
    Consolidated Financial Statements)

    Manufacturing and gaming operations operating profit reflect an allocation of a portion of selling, general, and administrative and research and development expenses to each of the business segments.

    Manufacturing operating profit increased 70% or $50.6 million in fiscal 1993 compared to fiscal 1992. This increase resulted primarily from increased product sales, and an improved gross profit margin on product sales, and increased interest income. The increase in interest income was due to higher balances of interest earning notes and contracts receivable resulting from increased sales.

    The gaming operations operating profit increased 6% or $2.3 million in fiscal 1993 compared to fiscal 1992. This increase resulted primarily from increased game operations revenue and interest income. Higher depreciation expense due to increased lease financing and increased interest expense related to the progressive systems liabilities partially offset the overall growth in gaming operations operating profit.

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

    Foreign Operations

    Approximately 11% of the Company's revenues in fiscal 1994 were derived outside of the United States. International operations are subject to certain risks, including but not limited to, unexpected changes in

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's future sales or operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its foreign operations. As the Company continues to expand its international operations, exposures to gains and losses on foreign currency tranactions may increase. The Company has not yet engaged but may in the future engage in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

    Working Capital

    Working capital increased $101.0 million during fiscal 1994 to $480.7 million at September 30, 1994. This increase was primarily the result of a $57.4 million increase in cash and cash equivalents, a $48.8 million increase in accounts receivable, a $16.2 million increase in the current maturities of note and contracts receivable, a $28.9 million increase in inventories, and a $11.6 million reduction in accrued income taxes payable. The above increases in working capital were partially offset by a $71.7 million decline in short term investments, the proceeds of which were used to fund stock repurchases made in fiscal 1994. The increase in cash and cash equivalents resulted from the investment of the proceeds received from the sale of Senior Notes issued in September 1994 (see Note 11 to the Consolidated Financial Statements). These proceeds are primarily being used to fund the construction of the new Reno, Nevada manufacturing facility and for general corporate purposes, (See "Properties"). The 60% increase in accounts receivable and the 25% increase in the current maturities of notes and contracts receivable reflect the overall increase in product sales of 53% in fiscal 1994 over the prior fiscal year.

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

IMPACT OF INFLATION

    Inflation has not had a significant effect on the Company's operations during the three fiscal years ended September 30, 1994.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                       Page

    Independent Auditors' Report . . . . . . . . . . . . . . . . .    44

    Consolidated Statements of Income for the
    years ended September 30, 1994, 1993 and 1992. . . . . . . . .    45

    Consolidated Balance Sheets, September 30, 1994
    and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

    Consolidated Statements of Cash Flows for the
    years ended September 30, 1994, 1993 and 1992. . . . . . . . .    49

    Consolidated Statements of Changes in Stockholders'
    Equity for the years ended September 30,
    1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . .    51

    Notes to Consolidated Financial Statements . . . . . . . . . .    52

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

 DELOITTE & TOUCHE LLP


 Reno, Nevada
 November 4, 1994

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
        Years Ended September 30,
REVENUES:                          1994           1993           1992
  Product sales. . . . . . .     $ 514,121      $ 335,641      $236,372
  Gaming operations. . . . .       160,340        142,389       127,222
    Total revenues (including
     related party transactions
     of $36,845, $15,589,
     and $11,775). . . . . .       674,461        478,030       363,594
COSTS AND EXPENSES:
  Cost of product sales. . .       271,374        167,017       122,125
  Gaming operations. . . . .        70,692         62,715        54,680
  Selling, general and
    administrative . . . . .        83,871         57,526        52,646
  Depreciation and
    amortization . . . . . .        20,074         20,196        16,826
  Research and development .        23,345         16,523        11,807
  Provision for bad debts. .         7,199          3,815         4,608
    Total costs and expenses . .   476,555        327,792       262,692
INCOME FROM OPERATIONS . . .       197,906        150,238       100,902
OTHER INCOME (EXPENSE):
  Interest income. . . . . .        29,531         26,283        18,409
  Interest expense . . . . .    (   11,794)    (   12,749)    (  10,790)
  Gain on securities, net. .           935          9,505            63
  Gain (loss) on the sale of
      assets . . . . . . . .    (      797)           585     (   1,112)
  Other. . . . . . . . . . .    (    1,021)           282     (   2,785)
    Other income, net. . . .        16,854         23,906         3,785
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . .       214,760        174,144       104,687
PROVISION FOR INCOME TAXES .        74,313         68,566        41,403
INCOME FROM CONTINUING
  OPERATIONS . . . . . . . .       140,447        105,578        63,284
DISCONTINUED OPERATIONS:
  Income from operations, net
    of taxes of $257 and $893            -            705         1,500
  Gain on disposition, net
    of taxes of $8,888 . . .             -         12,742             -
  Income from discontinued
    operations . . . . . . .             -         13,447         1,500
NET INCOME . . . . . . . . .      $140,447       $119,025      $ 64,784

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

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

     September 30,
(Dollars in thousands)                           1994           1993
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . .     $142,730       $ 85,346
  Short-term investments, lower of
    cost or market . . . . . . . . . . . .       60,320        131,994
  Accounts receivable (including $5,557 and
    $1,262 due from related parties), net
    of allowances for doubtful accounts
    of $3,956 and $6,974 . . . . . . . . .      129,796         81,042
  Current maturities of long-term notes
    and contracts receivable (including
    $5,244 and $175 due from related
    parties), net of allowances. . . . . .       81,007         64,782
  Inventories, net of allowances for
    obsolescence of $13,864 and $7,116:
     Raw materials . . . . . . . . . . . .       59,498         40,225
     Work-in-process . . . . . . . . . . .        3,604          4,998
     Finished goods. . . . . . . . . . . .       40,908         29,855
     Total inventories . . . . . . . . . .      104,010         75,078
  Deferred income taxes. . . . . . . . . .       19,615         10,932
  Investments to fund liabilities to
    jackpot winners. . . . . . . . . . . .       15,105          9,782
  Prepaid expenses and other . . . . . . .        6,507          4,473
     Total current assets. . . . . . . . .      559,090        463,429
LONG-TERM NOTES AND CONTRACTS RECEIVABLE
  (including $9 and $651 due from
  related parties), net of allowances
  and current maturities . . . . . . . . .       61,212         43,614
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land . . . . . . . . . . . . . . . . . .       13,691            989
  Buildings. . . . . . . . . . . . . . . .       13,344          4,213
  Gaming operations equipment. . . . . . .       60,785         39,375
  Manufacturing machinery and equipment. .       59,227         43,456
  Leasehold improvements . . . . . . . . .        9,393          5,529
  Total. . . . . . . . . . . . . . . . . .      156,440         93,562
  Less accumulated depreciation and
    amortization . . . . . . . . . . . . .   (   59,195)    (   42,689)
  Property, plant and equipment, net . . .       97,245         50,873
INVESTMENTS TO FUND LIABILITIES
  TO JACKPOT WINNERS . . . . . . . . . . .      131,036         82,266
OTHER ASSETS . . . . . . . . . . . . . . .       19,425          6,411
    Total Assets . . . . . . . . . . . . .     $ 868,008     $ 646,593

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.000625 par value;
    320,000,000 shares authorized;
    149,465,774 and 138,938,605 shares
    issued . . . . . . . . . . . . . . . . . .          93           87
  Additional paid-in capital . . . . . . . . .     226,712      146,869
  Retained earnings. . . . . . . . . . . . . .     385,511      259,125
  Treasury stock; 17,098,646 and
    14,071,460 shares, at cost . . . . . . . .   (  87,160)   (  27,532)
  Unrealized loss on investment. . . . . . . .   (   4,288)           -
    Total stockholders' equity . . . . . . . .     520,868      378,549
    Total liabilities and
     stockholders' equity. . . . . . . . . . .    $868,008     $646,593

The accompanying notes are an integral part of these consolidated financial statements.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                          Years Ended September 30,
                                       1994         1993        1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . .    $140,447    $119,025     $ 64,784
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization. .      20,074      20,196       16,826
  Amortization of long-term debt
    discount and offering costs. .         545       1,517        1,724
  Provision for bad debts. . . . .       7,199       3,815        4,608
  Provision for inventory
    obsolescence . . . . . . . . .       8,668         981        6,030
  (Gain) loss on sale of assets. .   (     138)  (  10,090)       1,049
  Gain on sale of discontinued
    operations . . . . . . . . . .           -   (  12,742)           -
  Donated common stock . . . . . .         500         250        1,060
  (Increase) decrease in assets:
    Receivables. . . . . . . . . .   (  89,776)  (  64,763)   (  66,176)
    Inventories. . . . . . . . . .   (  37,600)  (  13,847)   (  31,807)
    Prepaid expenses and other . .   (   2,033)  (  12,440)   (     864)
    Other assets . . . . . . . . .   (   8,545)      4,110    (      45)
  Increase (decrease) in liabilities:
    Accounts payable and accrued
     liabilities . . . . . . . . .   (   2,765)      7,520       18,817
    Accrued and deferred income taxes
     payable, net of tax benefit
     of stock option and purchase
     plans . . . . . . . . . . . .   (  21,770)     12,583       22,963
  Other                           .  (      30)  (      22)  (      402)
    Total adjustments. . . . . . .   ( 125,671)  (  62,932)  (   26,217)
    Net cash provided by operating
     activities. . . . . . . . . .      14,776      56,093       38,567

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property,
    plant and equipment. . . . . .   (  73,182)  (  46,064)   (  32,487)
  Proceeds from sale of property,
    plant and equipment. . . . . .       6,071       9,408        6,524
  Purchase of short-term investments ( 114,265)  ( 154,515)   ( 132,127)

                                  (continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (continued from previous page)

(Dollars in thousands)                          Years Ended
                                               September 30,
                                        1994         1993        1992
  Proceeds from sale of short
    term investments . . . . . . .     186,868     110,460      120,217
  Proceeds from investments to fund
    liabilities to jackpot winners .    15,932      11,139        6,754
  Purchase of investments to fund
    liabilities to jackpot winners . (  70,025)  (  46,262)   (  20,763)
  Investment in and advances to
    unconsolidated affiliates. . .           -      29,749            -
    Net cash used in investing
     activities. . . . . . . . . .   (  48,601)  (  86,085)   (  51,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt . . .   (     563)   (    870)   (   1,331)
  Payments on jackpot liabilities.   (  15,932)   ( 11,139)   (   6,754)
  Collections from systems to fund
    jackpot liabilities. . . . . .      62,776      48,003       33,546
  Proceeds from stock options
    exercised. . . . . . . . . . .       1,261       3,514        1,138
  Proceeds from employee stock
    purchases. . . . . . . . . . .       1,035         869          563
  Payments for purchase of treasury
    stock. . . . . . . . . . . . .   (  57,097)          -            -
  Payments of cash dividends . . .   (  15,495)   (  7,350)           -
  Proceeds from long-term debt . .     113,565           -            -
  Foreign currency exchange gain
    (loss) . . . . . . . . . . . .       1,659    (    726)    (  1,737)
    Net cash provided by financing
     activities. . . . . . . . . .      91,209      32,300       25,425

NET CASH PROVIDED BY CONTINUING
  OPERATIONS . . . . . . . . . . .      57,384       2,308       12,110
NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS. . . . .           -      13,879    (     887)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR. . . . . . . .      85,346      69,159       57,936
CASH AND CASH EQUIVALENTS AT
  END OF YEAR. . . . . . . . . . .    $142,730    $ 85,346     $ 69,159

The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Years Ended
(Amounts in thousands)                                September 30,
                                             1994         1993       1992
COMMON STOCK
  Balance at beginning of year
     Shares: 126,260 in 1992, 130,602
     in 1993, and 138,939 in 1994. . . .  $     87   $      82    $     79
  Stock options exercised
     Shares: 3,155 in 1992, 2,731 in
     1993, and 758 in 1994 . . . . . . .         -           2           3
  Conversion of subordinated notes
     Shares: 11 in 1992, 5,527 in 1993,
     and 9,339 in 1994 . . . . . . . . .         6           3           -
  Other transactions
     Shares: 1,176 in 1992, 79 in 1993
     and 430 in 1994 . . . . . . . . . .         -           -           -
  Balance at end of year
     Shares: 149,466 in 1994 . . . . .    $     93   $      87    $     82
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year . . . . .  $146,869   $  85,584    $ 57,866
  Stock options exercised. . . . . . . .     4,826       8,387       3,365
  Tax benefit of stock options . . . . .     5,131      18,137      12,358
  Donated stock. . . . . . . . . . . . .       500         250       1,060
  Conversion of subordinated notes . . .    59,136      34,511          85
  Purchase of Radica interest. . . . . .    10,250           -           -
  EDT share exchange . . . . . . . . . .         -           -      10,850
  Balance at end of year . . . . . . . .  $226,712    $146,869    $ 85,584
RETAINED EARNING
   Balance at beginning of year . . . . . $259,125    $151,922    $ 87,659
  Currency translation adjustments . . .     1,659   (     727)  (   1,737)
  EDT share exchange . . . . . . . . . .         -           -       1,216
  Dividends declared . . . . . . . . . . (  15,720)  (  11,095)          -
  Net income . . . . . . . . . . . . . .   140,447     119,025      64,784
  Balance at end of year . . . . . . . .  $385,511    $259,125    $151,922
TREASURY STOCK
  Balance at beginning of year . . . . . ($ 27,532)  ($ 23,526)  ($ 21,857)
  Purchase of treasury stock . . . . . . (  59,628)  (   4,006)  (   1,669)
  Balance at end of year . . . . . . . . ($ 87,160)  ($ 27,532)  ($ 23,526)
UNREALIZED LOSS ON NON-CURRENT INVESTMENT
  Balance at beginning of year . . . . .         -           -           -
  Unrealized loss on investment. . . .   ($  4,288)          -           -
  Balance at end of year . . . . . . . . ($  4,288)          -           -

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

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    (continued)

    Product Sales - The Company makes product sales for cash, on normal credit terms (90 days or less), over longer term installments, and through participation in the net winnings of the machines until the purchase price is paid. Generally, sales are recorded when the products are shipped and title passes to the customer.

    Gaming Operations - Gaming operations revenues consist of revenues relating to the operations of the proprietary systems division, a share of the net gaming winnings from the operation of machines at customer locations, and the lease and rental of gaming and video lottery machines. Revenue from systems products installed in New Jersey casinos is not recognized until receipt is assured.

    The Company's proprietary systems are operated in Nevada, New Jersey, Mississippi, South Dakota, Colorado, Louisiana and in Native American casinos and internationally in Macau and Iceland.

    In Atlantic City, each system is operated by an independent trust managed by representatives from the participating casinos. The trust records a liability to the Company for annual casino fees as well as machine rental fees. Payments to jackpot winners are made by the trust.

    In Macau and Iceland, the Company receives a percentage of the net win.

    In Nevada, Mississippi, South Dakota, Louisiana and the Native
American casinos, the systems are operated by the Company and the casinos pay a percentage of play to the Company. In Colorado, the Company operates the systems and charges the casinos a machine rental and service fee. The Company recognizes the amounts received from the casinos as revenue. In these jurisdictions, the jackpots resulting from progressive system play are a legal liability of the Company under the systems operating agreements. The jackpots are paid out in equal installments without interest over a ten to twenty year period. The Company records the cost of investments to fund the annual jackpot payments to winners as a part of gaming operations expense. These costs totaled $66.7 million, $61.1 million, and $48.2 million during the years ended September 30, 1994, 1993, and 1992, respectively.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    (continued)

    Jackpot liabilities in the amount of the present value of the jackpots are recorded concurrently with the recognition of the related revenue. Jackpot liabilities include jackpots won and amounts accrued for jackpots not yet won that are contractual obligations of the Company. At September 30, 1994 and 1993, the Company had accrued, net of unamortized discounts, approximately $165.2 million and $118.4 million respectively, for outstanding progressive jackpot liabilities. At September 30, 1994 and 1993, the unamortized discount on such liabilities totaled $111.5 million and $92.8 million, respectively. The Company amortizes the discounts on the liabilities, recognizing it as interest expense, and records commensurate interest income on the investments purchased to fund the payments to the jackpot winners. During fiscal 1994, 1993, and 1992, the Company recorded interest expense on jackpot liabilities of $8.4 million, $5.9 million and $4.0 million, respectively. The Company is required to maintain cash and investments relating to systems liabilities in separate accounts.

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

    Research and Development - Research and development costs are expensed as incurred.

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

                                                Years Ended
(Dollars in thousands)                         September 30,
                                       1994       1993       1992
REVENUES:
 Manufacture of Gaming Products.     $514,121   $335,641   $236,372
 Gaming Operations . . . . . . .      160,340    142,389    127,222
    Total. . . . . . . . . . . .     $674,461   $478,030   $363,594

OPERATING PROFIT:
 Manufacture of Gaming Products.     $169,541   $123,320   $ 72,753
 Gaming Operations . . . . . . .       48,964     41,620     39,311
    Total. . . . . . . . . . . .      218,505    164,940    112,064

OTHER INCOME (EXPENSE), INCLUDING
 INTEREST EXPENSE. . . . . . . .    (   3,745)     9,204  (   7,377)

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES . . . . . .     $214,760   $174,144   $104,687

CAPITAL EXPENDITURES:
 Manufacture of Gaming
    Products . . . . . . . . . .     $ 17,854   $  8,499   $  3,560
 Casino Operations . . . . . . .            -          -      1,182
 Gaming Operations . . . . . . .       29,488     20,269     22,808
 Corporate . . . . . . . . . . .       25,840     17,345      7,587
    Total. . . . . . . . . . . .     $ 73,182   $ 46,113   $ 35,137

DEPRECIATION AND AMORTIZATION:
 Manufacture of Gaming Products.     $  2,610   $  1,740   $  1,655
 Gaming Operations . . . . . . .       11,526     14,699     11,860
 Corporate . . . . . . . . . . .        5,938      3,757      3,311
    Total. . . . . . . . . . . .     $ 20,074   $ 20,196   $ 16,826

IDENTIFIABLE ASSETS:
 Manufacture of Gaming Products.     $364,368   $262,454   $188,852
 Casino Operations . . . . . . .            -          -     30,737
 Gaming Operations . . . . . . .      215,746    151,234    117,595
 Corporate . . . . . . . . . . .      287,894    232,905    152,789
    Total. . . . . . . . . . . .     $868,008   $646,593   $489,973

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Business Segments (continued)

    The Company has operations based in the United States, Canada, Australia and Europe. The table below presents information as to the Company's operations by geographic region.

(Dollars in thousands)                        Years Ended
                                             September 30,
                                   1994           1993          1992
REVENUES:
  United States. . . . . . .     $622,016       $427,697      $332,299
  Canada . . . . . . . . . .       12,375         13,743             -
  Australia. . . . . . . . .       42,270         39,681        34,580
  Europe . . . . . . . . . .       10,969         11,485         2,878
  Eliminations . . . . . . .    (  13,169)     (  14,576)    (   6,163)
    Total. . . . . . . . . .     $674,461       $478,030      $363,594

OPERATING PROFIT:
  United States. . . . . . .     $217,960       $164,875      $111,399
  Canada . . . . . . . . . .        1,638          3,203             -
  Australia. . . . . . . . .        1,507          5,078         4,067
  Europe . . . . . . . . . .        1,573      (   1,808)    (     707)
  Eliminations . . . . . . .    (   4,173)     (   6,408)    (   2,695)
    Total. . . . . . . . . .      218,505        164,940       112,064

OTHER INCOME (EXPENSE), INCLUDING
  INTEREST EXPENSE . . . . .    (   3,745)         9,204     (   7,377)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . .     $214,760       $174,144      $104,687

IDENTIFIABLE ASSETS:
  United States. . . . . . .     $806,861       $600,472      $460,686
  Canada . . . . . . . . . .        5,635          8,047             -
  Australia. . . . . . . . .       44,759         27,067        24,465
  Europe . . . . . . . . . .       10,753         11,007         4,822
    Total. . . . . . . . . .     $868,008       $646,593      $489,973

    On a consolidated basis the Company does not recognize intersegment revenues or expenses upon the transfer of gaming products between segments. Operating profit is revenue and interest income less cost of sales and operating expenses, including related operating depreciation and amortization, and provisions for bad debts. Operating profit presented in this amended 10K reflects an allocation of a portion of selling, general, and administrative and research and development expenses not previously allocated to each of the Company's two business segments.
Other income (expense) includes interest expense, interest income and gain (loss) on the sale of securities and other assets.

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

    (Dollars in thousands)
  1995 . . . . . . . . . . . . . .   $ 15,334
  1996 . . . . . . . . . . . . . .     14,175
  1997 . . . . . . . . . . . . . .     12,696
  1998 . . . . . . . . . . . . . .     11,221
  1999 . . . . . . . . . . . . . .     10,373
  2000 and after . . . . . . . . .     83,354
  Liabilities to jackpot
    winners. . . . . . . . . . . .   $147,153

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes

    The effective income tax rates on income attributable to continuing operations differ from the statutory U.S. federal income tax rates as follows:

(Dollars in thousands)                Years Ended September 30,
                                1994             1993             1992
                             Amount Rate      Amount Rate      Amount Rate
Taxes at federal
  statutory rate . . . .   $ 75,166  35.0%  $ 60,602  34.8%  $ 35,594  34.0%
Acquisition goodwill and
  minority interest-EDT.         88   0.0        455   0.3      2,300   2.2
Foreign subsidiaries
  tax. . . . . . . . . .        342    0.2     2,402   1.4      1,295   1.2
State income tax, net. .      2,096    1.0     2,273   1.3        563   0.5
Foreign sales
  corporation. . . . . .   (  1,171 )( 0.5) (  1,280 )( .7)  (    740)( 0.7)
Other, net . . . . . . .   (  2,208) ( 1.1)    4,114   2.3      2,391   2.3
Actual provision
  for income taxes . . .    $74,313   34.6%  $68,566  39.4%   $41,403  39.5%

    Total fiscal 1994 pre-tax income consists of $209,208,000 subject to U.S. taxation and $5,552,000 of foreign taxable income. Total fiscal 1993 pre-tax income consists of $164,625,000 subject to U.S. taxation and $9,519,000 of foreign taxable income. Total fiscal 1992 pre-tax income consists of $98,434,000 subject to U.S. taxation and $6,253,000 of foreign taxable income.

Components of the provision for income taxes on income from continuing operations were as follows:

(Dollars in thousands)                Years Ended September 30,
                                    1994       1993        1992
Current:
  Federal. . . . . . . . . .     $86,112     $78,544      $33,997
  State                            4,143       3,497          659
  Foreign. . . . . . . . . .       1,115       5,111        1,392
  Total current. . . . . . .      91,370      87,152       36,048
Deferred (primarily federal)    ( 17,057)   ( 18,586)       5,355
Total provision from continuing
  operations . . . . . . . .    $ 74,313    $ 68,566      $41,403

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes (continued)

The deferred tax provisions (benefits) are attributable to the following:

                                               Years Ended
(Dollars in thousands)                        September 30,
                                        1994       1993       1992
Excess of accelerated depreciation
 over straight-line depreciation .      $ 1,397   ($ 1,017 )  ($  268)
Provisions for bad debts and
 receivables deductible
 when written off. . . . . . . . .    (     870)  (    792 )  ( 1,519)
Provisions for inventory and fixed
 asset valuation adjustments
 deductible for taxes when realized   (   2,394)  (    226 )  ( 1,092)
Book provisions for accrued gaming
 activities reported differently
 for tax purposes. . . . . . . . .    (  14,815)  ( 18,975 )    9,151
Other, net . . . . . . . . . . . .    (     375)     2,424    (   917)
                                      ($ 17,057)  ($18,586)   $ 5,355

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

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes (continued)

    The tax items comprising the Company's net deferred tax asset and liability are as follows:

                                               Years Ended
(Dollars in thousands)                        September 30,
                                          1994            1993
Deferred tax liabilities:
  Reserve differential for gaming
    activities . . . . . . . . . . . .  ($10,161)      ($22,326)
  Other                                .(  2,258)      (  1,450)
                                        ( 12,419)      ( 23,776)
Deferred tax assets:
  Receivable reserve . . . . . . . . .     5,291           5,023
  Reserves not currently deductible. .     6,438           3,722
  Reserve differential for
    gaming activities. . . . . . . . .     6,280           5,765
  Difference between book and tax
    basis of property. . . . . . . . .       814           2,154
  Operating loss carryforwards . . . .         -             263
  Foreign subsidiaries . . . . . . . .     3,137               -
  Other                         .          1,261             594
                                          23,221          17,521
  Valuation allowance. . . . . . . . .         -               -
  Net deferred tax asset(liability). .   $10,802       ($  6,255)

Reflected in the consolidated balance
  sheets as:
  Current deferred asset - net . . . .   $19,615        $ 10,932
  Noncurrent deferred asset - net,
    included within "Other Assets" . .     1,805               -
  Noncurrent deferred liability - net.  ( 10,618 )     ($ 17,187)
    Net deferred tax asset
     (liability) . . . . . . . . . . .   $10,802       ($  6,255)

7.  Employee Benefit Plans

    Employee Profit Sharing Plans

    In 1980, the Company adopted a qualified profit sharing retirement plan for its employees working in the United States. Company contributions to the plan are at the sole discretion of the Company's Board of Directors.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Employee Benefit Plans (continued)

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

    Additionally, a cash sharing plan was adopted effective January 1, 1986, in which 5% of annual consolidated pre-tax operating profits (excluding IGT-Australia) in excess of $78,700,000, $44,000,000 and $28,000,000 for 1994, 1993 and 1992, respectively, are distributed to United States and Europe employees on a semiannual basis. Contributions to the plan are reviewed annually by the Board.

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

    Stock Option Plans

    In 1981, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 27,104,000 shares may be granted and, in 1993, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 3,000,000 shares may be granted to employees and up to 250,000 nonqualified stock options may be granted to non-employee directors of the Company. Options granted have been granted at fair market value on the date of grant and, except for non-employee director options, typically become exercisable

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Employee Benefit Plans (continued)

in five annual installments although a shorter period may be provided. At September 30, 1994, options to purchase 3,144,000 shares were available for grant under the plans.

                                         Number       Option Price
                                       of Shares       Per Share
Outstanding at September 30, 1991. .   8,032,052    $  .51  -  $ 6.13
Granted. . . . . . . . . . . . . . .     442,000    $ 7.88  -  $18.88
Cancelled. . . . . . . . . . . . . .  (   25,168)   $ 6.13  -  $ 9.16
Exercised. . . . . . . . . . . . . .  (3,165,630)   $  .51  -  $ 6.13

Outstanding at September 30, 1992. .   5,283,254    $  .51  -  $18.88
Granted. . . . . . . . . . . . . . .     857,160    $22.81  -  $38.63
Cancelled. . . . . . . . . . . . . .  (   17,320)   $ 1.26  -  $25.44
Exercised. . . . . . . . . . . . . .  (2,730,622)   $  .51  -  $18.88

Outstanding at September 30, 1993. .   3,392,472    $  .51  -  $38.63
Granted. . . . . . . . . . . . . . .     974,076    $18.50  -  $40.50
Cancelled. . . . . . . . . . . . . .  (  106,847)   $22.25  -  $34.75
Exercised. . . . . . . . . . . . . .  (  739,946)   $  .51  -  $25.44

Outstanding at September 30, 1994. .   3,519,755    $  .51  -  $40.50

Options exercisable at
  September 30,
    1994 . . . . . . . . . . . . . .   1,419,938    $  .51  -  $38.63
    1993 . . . . . . . . . . . . . .   1,677,632    $  .51  -  $18.88
    1992 . . . . . . . . . . . . . .   1,905,982    $  .51  -  $ 6.13

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

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt Offerings

    Convertible Subordinated Notes

    In May 1991, the Company completed a $115,000,000 public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001. The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity. Semi-annual interest payments at 5-1/2% along with the original issue discount represented a yield of 8.5% per annum. Net proceeds from the issue and sale of the Notes were $89,426,800.

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

    The composition of income from discontinued operations in fiscal 1993 is as follows:

(Dollars in Thousands)            Riverboat        CMS
                                 Operations       Int'l       Total
Income from operations . . . .     $   245      $   717      $   962
Gain (loss) on disposal. . . .      23,586     (  1,956)      21,630
Income (loss) on discontinued
  operations before taxes. . .      23,831     (  1,239)      22,592
Income tax (provision)
  benefit. . . . . . . . . . .    (  9,573)         428     (  9,145)
Income (loss) on discontinued
  operations, net of taxes . .     $14,258     ($   811)     $13,447

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

                                            1994
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
Stock price
  High       . .        $ 41-1/4      $ 33-1/2    $ 28-1/4     $ 24-3/4
  Low  . . . . . . .      28-1/4        26-1/8      17-1/4       18-1/2

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIAR
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                September 30, 1994
                                            Carrying       Estimated
                                             Amount        Fair Value
Assets:
    Cash and cash equivalents. . . . . . .  $142,730        $142,730
    Short term investments . . . . . . . .    60,320          60,320
    Investments to fund liabilities to
      Jackpot winners. . . . . . . . . . .   146,141         146,773
    Notes and contracts receivable . . . .   142,219         180,574
Liabilities:
    Jackpot liabilities. . . . . . . . . .   165,202         165,833
    Notes payable and capital lease
      obligations. . . . . . . . . . . . .   114,081         112,094

                                                 September 30, 1993
                                             Carrying       Estimated
                                              Amount        Fair Value
Assets:
    Cash and cash equivalents. . . . . . .  $ 85,346        $ 85,346
    Short term investments . . . . . . . .   131,994         147,123
    Investments to fund liabilities to
      Jackpot winners. . . . . . . . . . .    92,048         108,027
    Notes and contracts receivable . . . .   107,581         127,458
Liabilities:
    Convertible subordinated notes
      payable. . . . . . . . . . . . . . .    59,998         379,219
    Jackpot liabilities. . . . . . . . . .   118,358         134,337
    Notes payable and capital lease
      obligations. . . . . . . . . . . . .     1,079           1,079

     The carrying value of cash and cash equivalents at September 30, 1994 and 1993 approximates fair value because of the short term maturity of those instruments. The estimated fair value of short term investments, investments to fund liabilities to jackpot winners, and the convertible subordinated notes payable are based on quoted market prices. The estimated fair value of jackpot liabilities is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The estimated fair value of the Senior Notes, included in notes payable and capital lease obligations at September 30, 1994, was based on the yield required at September 30, 1994 of a private placement of

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Fair Value of Financial Instruments (continued)

similar terms and credit valuation. The carrying value of notes payable and capital lease obligations at September 30, 1993 approximates fair value because of the short term maturity of those investments.

     The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts.

     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 1994 and 1993, the Company had performance bonds outstanding totaling $2.9 million and $3.9 million, respectively, relating to the Company's operation of two lottery systems and a gaming machine route.
The Company is liable to reimburse the bond issuer in the event the bond is exercised as a result of the Company's non-performance.
The Company is a guarantor on certain indebtedness of CMS International which had an aggregate outstanding balance of $17.0 million at September 30, 1994 (see Note 12). At September 30, 1994 and 1993, the Company had outstanding letters of credit, issued under the Company's Line of Credit (see Note 4), totaling $3.9 million and $3.4 million, respectively, which were issued to insure payment by the Company to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

19.  Concentrations of Credit Risk

     The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 1994, the Company had bank deposits in excess of insured limits of approximately $16,968,000.

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Concentrations of Credit Risk (continued)

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

    The information required by Items 10, 11 and 12 is incorporated by reference from the 1995 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRAN

     Mr. Nelson, a member of the Company's Board of Directors, is an officer of and has an equity interest in the Cal Neva, a Nevada gaming business from which the Company recognized revenues of $1,486,000 for the fiscal year ended September 30, 1994. The Company had contracts and accounts receivable balances from this customer of $110,000 at September 30, 1994. During the fiscal year ended September 30, 1994, the largest amount of the Company's contract receivable balance from such customer was $826,000. Mr. Nelson is also a director and officer of the Boyd Group, the parent corporation to nine additional gaming businesses in the United States. The Company recognized revenues from these businesses of $30,227,000 for the fiscal year ended September 30, 1994. The Company had contracts and accounts receivable balances from these businesses of $9,550,000 as of September 30, 1994. During the fiscal year ended September 30, 1994, the largest amount of the Company's contract receivable balances from these customers was $5,186,000.

     Ms. Williams, a member of the Company's Board of Directors, is the Chairman of the Board of Harrahs Las Vegas, a Nevada gaming business from which the Company recognized revenues of $5,132,000 for the fiscal year ended September 30, 1994. The Company had contracts and accounts receivable balances from this business of $1,150,000 at September 30, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)    Consolidated Financial Statements:

          Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)    Consolidated Financial Statement Schedule:       Page

    VIII Valuation and Qualifying Accounts                  88

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

                                 POWER OF ATTORNEY

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended and restated Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1995                            International Game Technology

                                               By:  s/Scott H. Shackelton
                                               Scott H. Shackelton
                                               Attorney-In-Fact


     Signature                    Title                         Date

*                             Chairman, Board of       May 12, 1995
Charles N. Mathewson          Directors

*                             Director, President,     May 12, 1995
John J. Russell               Chief Executive Officer
                              and Chief Operating
                              Officer

*                             Vice President Finance   May 12, 1995
G. Thomas Baker               and Chief Financial
                              Officer (Principal
                              Financial Officer)

*                             Chief Accounting Officer May 12, 1995
Scott H. Shackelton           (Principal Accounting
                              Officer)

                              Director                 May 12, 1995
Warren L. Nelson

*                             Director                 May 12, 1995
Wilbur K. Keating

*                             Director                 May 12, 1995
Frederick B. Rentschler

*                             Director                 May 12, 1995
Albert J. Crosson

                              Director                 May 12, 1995
Claudine B. Williams

                              Director                 May 12, 1995
Rockwell A. Schnabel


*/s/Scott H. Shackelton       Attorney-In-Fact         May 12, 1995
Scott H. Shackelton

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