Form 10-Q
period 1995-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 1995-08-11
CIK 353944

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class             Outstanding at August 8, 1995
             Common Stock,                  129,086,628
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

     Organization

     International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to the Company's 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: IGT-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); and IGT-Japan k.k. ("IGT-Japan").

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

     Unless the context indicates otherwise, references to "International Game Technology", "IGT", or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 686-1200.

     The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(Amounts in thousands, except     THREE MONTHS ENDED    NINE MONTHS ENDED
per share amounts)                     June 30,              June 30,
                                    1995      1994        1995      1994
REVENUES:
 Product sales                    $ 97,294  $146,881   $313,223  $387,325
 Gaming operations                  53,481    40,801    146,757   114,660
   Total revenues                  150,775   187,682    459,980   501,985

COSTS AND EXPENSES:
 Cost of product sales              54,097    77,016    177,454   204,174
 Gaming operations                  26,670    17,678     68,320    51,089
 Selling, general and
   administrative                   19,619    18,773     63,824    58,610
 Depreciation and amortization       7,091     5,122     20,212    14,367
 Research and development            7,063     6,144     21,358    15,282
 Provision for bad debts             1,835     1,291      5,448     6,098
   Total costs and expenses        116,375   126,024    356,616   349,620

INCOME FROM OPERATIONS              34,400    61,658    103,364   152,365

OTHER INCOME (EXPENSE):
 Interest income                    10,190     7,223     28,739    21,061
 Interest expense                 (  4,825) (  2,794)  ( 15,221) (  8,548)
 Gain (loss) on the sale of assets     292  (  1,987)  (    890)      101
 Other                            (    464)      455   (    326) (    416)
   Other income, net                 5,193     2,897     12,302    12,198

INCOME BEFORE INCOME TAXES          39,593    64,555    115,666   164,563
PROVISION FOR INCOME TAXES          14,236    24,650     41,622    62,853

NET INCOME                        $ 25,357  $ 39,905    $74,044  $101,710

PRIMARY EARNINGS PER SHARE        $   0.20  $   0.30    $  0.56   $  0.78

FULLY DILUTED EARNINGS PER SHARE  $   0.20  $   0.30    $  0.56   $  0.76

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING     129,962   132,154    131,703   130,596

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ASSUMING
 FULL DILUTION                     129,996   136,481    131,703   136,582

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                           JUNE 30,    SEPTEMBER 30,
                                             1995          1994
(Dollars in thousands)                   (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                 $216,704       $142,730
 Short-term investments, lower of cost
   or market                                 41,326         60,320
 Accounts receivable, net of allowances
   for doubtful accounts of $5,566
   and $3,956                               112,770        129,796
 Current maturities of long-term notes
   and contracts receivable, net of
   allowances                                77,496         81,007
 Inventories, net of allowances for
   obsolescence of $14,372 and $13,864:
   Raw materials                             40,852         59,498
   Work-in-process                            6,632          3,604
   Finished goods                            27,826         40,908
   Total inventories                         75,310        104,010
 Deferred income taxes                       27,784         19,615
 Investments to fund liabilities
   to jackpot winners                        18,193         15,105
 Prepaid expenses and other                   2,919          6,507
   Total current assets                     572,502        559,090

LONG-TERM NOTES AND CONTRACTS RECEIVABLE,
 net of allowances and current maturities    50,526         61,212
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                        13,500         13,691
 Buildings                                   13,656         13,344
 Gaming operations equipment                 66,873         60,785
 Manufacturing machinery and equipment       62,707         59,227
 Leasehold improvements                      12,280          9,393
 Construction in Progress                     9,814              -
   Total                                    178,830        156,440
 Less accumulated depreciation
   and amortization                        ( 71,222)      ( 59,195)
   Property, plant and equipment, net       107,608         97,245
INVESTMENTS TO FUND LIABILITIES
 TO JACKPOT WINNERS                         156,017        131,036
OTHER ASSETS                                 30,990         19,425
   Total Assets                            $917,643       $868,008

                                (Continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            JUNE 30,   SEPTEMBER 30,
                                             1995          1994
(Dollars in thousands)                   (Unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term notes
   payable and capital lease obligations    $ 2,324        $ 2,613
 Accounts payable                            22,140         20,890
 Jackpot liabilities                         22,165         18,562
 Accrued employee benefit plan liabilities    8,190         17,509
 Accrued dividends payable                    3,869          3,971
 Accrued vacation liability                   5,823          4,542
 Other accrued liabilities                   15,381         10,305

   Total current liabilities                 79,892         78,392

LONG-TERM NOTES PAYABLE AND CAPITAL LEASE
 OBLIGATIONS, net of current maturities     111,846        111,468
LONG-TERM JACKPOT LIABILITIES               190,966        146,640
DEFERRED INCOME TAXES                           318         10,618
OTHER LIABILITIES                                20             22
   Total liabilities                        383,042        347,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.000625 par value;
   320,000,000 shares authorized;
   149,842,052 and 149,465,774 shares issued     94             93
 Additional paid-in capital                 230,302        226,712
 Retained earnings                          447,965        385,511
 Treasury stock; 20,868,046 and
   17,098,646 shares at cost               (137,731)      ( 87,160)
 Unrealized loss on investments            (  6,029)      (  4,288)
   Total stockholders' equity               534,601        520,868
   Total liabilities and
     stockholders' equity                  $917,643       $868,008

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                NINE MONTHS ENDED
(Dollars in thousands)                               JUNE 30,
                                                1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                   $ 74,044       $101,710

Adjustments to reconcile net income to
 net cash provided by operating activities:

 Depreciation and amortization                 20,212         14,367
 Amortization of long-term debt
   discount and offering costs                      -            545
 Provision for bad debts                        5,448          6,098
 Provision for inventory obsolescence           5,564          6,250
 (Gain) loss on sale of assets                    890       (    101)
 Donated common stock                               -            500
 (Increase) decrease in assets:
   Receivables                                 25,988       ( 84,232)
   Inventories                                 22,703       ( 45,066)
   Prepaid expenses and other                 (   684)      (    651)
   Other assets                               (   229)      (  6,503)
 Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities   ( 3,778)      (  4,129)
   Accrued and deferred income taxes payable,
     net of tax benefit of stock option and
     purchase plans                           (24,837)      (  5,491)
 Other                                        (   102)           422
   Total adjustments                           51,175       (117,991)

   Net cash provided by (used in)
     operating activities                     125,219       ( 16,281)

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                                (Unaudited)

                                              NINE MONTHS ENDED
(Dollars in thousands)                             JUNE 30,
                                               1995        1994
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property, plant
   and equipment                            ($35,671)    ($38,823)
 Proceeds from sale of property,
   plant and equipment                         4,964        3,153
 Purchase of short term investments         (213,516)    (110,064)
 Proceeds from sale of
   short term investments                    232,646      140,012
 Proceeds from investments to fund
   liabilities to jackpot winners             15,000       11,964
 Purchase of investments to fund
   liabilities to jackpot winners           ( 43,069)    ( 49,703)
   Net cash used in investing activities    ( 39,646)    ( 43,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt                 (    348)    (    331)
 Proceeds of long-term debt                      825       46,000
 Payments on liabilities to jackpot winners ( 15,000)    ( 11,964)
 Collections from systems to fund
   liabilities to jackpot winners             63,379       43,424
 Proceeds from stock options exercised         1,084          745
 Payments of cash dividends                 ( 11,756)    ( 11,525)
 Payments to purchase treasury stock        ( 50,571)    ( 57,097)
 Proceeds from employee stock purchase plan      958        1,034
   Net cash provided by (used in)
     financing activities                   ( 11,429)      10,286

EFFECT OF EXCHANGE RATE CHANGES ON CASH     (    170)    (    592)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             73,974     ( 50,048)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         142,730       85,346

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $216,704      $35,298

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Notes and Contracts Receivable

     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                          June 30,    September 30,
                                            1995           1994
(Dollars in thousands)
 Current                                   $ 3,931        $ 3,729
 Long-term                                  12,215          9,707
                                           $16,146        $13,436

2.   Lines of Credit

     As of June 30, 1995, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is available for funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At June 30, 1995, $48.0 was available under this line of credit.

     IGT-Australia had a $3,440,000 (Australian) bank line of credit available as of June 30, 1995. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At June 30, 1995, no funds were drawn under this line.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
3.   Notes Payable

     Senior Notes

     In September 1994, the Company completed a $100,000,000 private placement of 7.84% Senior Notes (the "Senior Notes"). The Senior Notes require annual principal payments of $14.3 million commencing in September 1998 through 2003 and a final principal payment of $14.2 million in September 2004. Interest is paid quarterly. The Senior Notes contain covenants which limit the financial commitments the Company may make and require the maintenance of a minimum level of consolidated net worth. The net proceeds from the Senior Notes of $99.6 million are being used to finance the construction of a new manufacturing and headquarters facility and for general corporate purposes.

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

4.   Construction of New Corporate Headquarters and Manufacturing Facility

     In May 1994, the Company purchased a 78 acre site in Reno Nevada for approximately $6.0 million for the construction of an approximately 900,000 square foot office, manufacturing and warehousing facility. Currently the manufacturing and warehousing facilities are under construction with an estimated completion date of January 1, 1996. The office facilities are in the design phase and are scheduled to be completed during the first quarter of fiscal 1997, absent unexpected delays. Total estimated construction cost is $73 million.

5.   Income Taxes

     The provision for income taxes is computed on pre-tax income reported in the financial statements. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

6.   Concentrations of Credit Risk

     The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limits.

     Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At June 30, 1995 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

     Nevada                                            36.0%
     Riverboats (greater Mississippi River area)       28.1%
     Colorado                                           8.9%
     Native American Casinos (distributor)              5.7%
     Louisiana (distributor)                            2.6%
     Other Regions (individually less than 5%)         18.7%
            Total                                     100.0%

     Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which had at June 30, 1995 an aggregate balance of $16.4 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

7.   Stock Repurchase

     A stock repurchase program was originally authorized by the Board of Directors in October 1989. This repurchase program was most recently reaffirmed in February 1994 and currently allows for the purchase of up to 24 million shares. During the current fiscal year, the Company purchased 3,767,150 shares of its own outstanding stock for a total of $50.6 million in cash. As of June 30, 1995, the Company has purchased a total of 17.8 million shares (adjusted for stock splits) under this repurchase program.

8.   Investment in Radica

     During February 1994, the Company purchased 9.2% of Radica Games Limited ("Radica") for cash of $5,850,000 and 374,436 shares of the Company's common stock, valued upon issuance at $10,250,000. Radica is a Hong Kong corporation which designs, develops, manufactures, and distributes non-gaming casino theme games. The Company accounts for its noncurrent investment in Radica at the lower of cost or market, based on quoted market prices. At June 30, 1995, the Company recorded an unrealized loss on this investment of $6 million, net of tax, as a separate component of stockholders' equity.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

9.   Dividends

     On May 5, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share, payable on September 1, 1995 to shareholders of record at the close of business on August 1, 1995. At June 30, 1995, the Company had accrued $3.9 million for this dividend.

10.  Supplemental Statement of Cash Flows Information

     Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

     The tax benefit of stock options totaled $1.6 million and $4.8 million for the nine months ended June 30, 1995 and 1994, respectively.

     In May 1991, the Company completed a $115,000,000 public offering of 5 1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001. At the option of the holder, the Notes were convertible into common stock of the Company. During the nine months ended June 30, 1994, notes with a face amount of $72,180,000 were converted to 9,338,877 shares of the Company's common stock. All the Notes were converted as of May 31, 1994.

     During the nine months ended June 30, 1995, unrealized losses on investments, net of taxes totaling $1.7 million were recorded as "Unrealized Losses on Investments" in stockholder's equity. See Note 8.

     At June 30, 1995 and 1994, the Company had accrued $3.9 million and $4.0 million, respectively, for dividends declared but not yet paid. These accruals resulted in an increase in accrued expenses and a decrease in retained earnings.

     Payments of interest for the nine months ended June 30, 1995 and 1994 were $15.3 million and $9.3 million, respectively. Payments for income taxes for the first nine months of fiscal 1995 and 1994 were $66.5 million and $63.6 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995
     COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994

     Net income for the three months ended June 30, 1995 was $25.4 million or $.20 per fully diluted share versus $39.9 million or $.30 per fully diluted share for the three months ended June 30, 1994.

Revenues and Cost of Sales

     Total revenues for the third quarter of fiscal 1995 were $150.8 million, a 20% decline from the same prior year period. This decline resulted from a 34% decrease in product sales partially offset by a 31% increase in game operations revenue.

     Product sales totaled $97.3 million and $146.9 million for the quarters ended June 30, 1995 and 1994, respectively. The decline in product sales revenue is attributable to a lower gaming machine unit sales volume. The Company sold 18,100 machines during the third quarter of 1995 in comparison to 26,800 units sold in the same period in 1994. The Company sold more gaming machines during the third quarter of last year than in any other quarter in its history as a result of the large number of new casino openings in North America. While there are fewer new casino openings in the current year, third quarter product revenue reflected sales to new casino openings including the Silver Legacy Resort Casino in Reno, Nevada, the Texas Gambling Hall Hotel Casino in Las Vegas, Nevada, Players Island Resort in Mesquite, Nevada, the Sheraton in Halifax, Nova Scotia, and the new Casino Magic property in Greece.

     Revenue from game operations was $53.5 million for the third quarter, a 31% increase over revenues of $40.8 million in the prior year period. This growth is attributable to the expansion of the Company's linked progressive systems in Louisiana and Native American jurisdictions along with the introduction of the three-reel games Dollars Deluxe and Quarters
Deluxe in Mississippi, Nevada and New Jersey.   The Company currently
operates over 8,300 machines on 37 different systems in nine jurisdictions.

     The gross margin on product sales revenue was 44% and 48% for the three months ended June 30, 1995 and 1994, respectively. This decline is attributable to higher per unit costs associated with lower production levels. The Company anticipates improvement in the product sales gross margin as a result of efforts to align costs with product output and improve operating efficiencies. Gross profit on gaming operations revenue was 50% and 57% for the third quarter of 1995 and 1994, respectively. This decrease relates to an increase of the cost of interest sensitive annuities the Company purchases to fund jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Expenses

     Selling, general and administrative expenses were $19.6 million for the third quarter of fiscal 1995 versus $18.8 million for the same prior year period. This increase is a result of slightly higher legal expenses and other costs associated with the establishment and maintenance of additional foreign offices. Research and development expenses totaled $7.1 million for the quarter, an increase of 15% over the prior year period. This increase relates to the costs of additional engineering personnel.
The Company devotes substantial resources in this area to continue the development of new gaming products and progressive systems technology.

     Depreciation and amortization expense was $7.1 million and $5.1 million for the third quarter of fiscal 1995 and 1994, respectively. This increase is primarily due to depreciation recorded on assets acquired in the prior twelve months. These additions include manufacturing and administrative equipment and a new manufacturing and office facility in Australia, which replaced a leased facility. Acceleration of depreciation on existing leasehold improvements in response to the construction of a new manufacturing and office facility in Reno (see Note 4 to the Consolidated Financial Statements) has also contributed to the increase.

Other income and expense

     Interest income increased $3 million to $10.2 million for the quarter ended June 30, 1995. This improvement was due, in part, to higher average balances and higher interest rates on the Company's notes and contracts receivable. Additionally, the growth in progressive systems resulted in increased income producing investments to fund future jackpot payments.

     Interest expense totaled $4.8 million and $2.8 million for the third quarter of fiscal 1995 and 1994, respectively. This increase resulted, in part, from additional interest expense associated with the growth in jackpot liabilities. Interest incurred on additional borrowings made by the Company in late fiscal 1994 (see Note 3 to the Consolidated Financial Statements) also contributed to the increase. Interest savings on the conversion from October 1993 through May 1994 of the Convertible Subordinated Notes into common stock of the Company partially offset the above increases.

     Gain (loss) on the sale of assets resulted in a gain of $292,000 and a loss of $2 million for the three months ended June 30, 1995 and 1994, respectively. In the prior period, the cost basis of the portfolio was greater than market by $2.5 million, resulting in the recognition of an unrealized loss. As of June 30, 1995, the cost basis of the portfolio was lower than market as a result of the overall improvement of investment values in comparison to the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1995
     COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1994

     Net income for the nine months ended June 30, 1995 was $74 million or $.56 per fully diluted share versus $101.7 million or $.76 per fully diluted share.

Revenues and Cost of Sales

     Total revenues were $460 million and $502 million for the first nine months of fiscal 1995 and 1944, respectively. Product sales declined 19%, partially offset by a 28% growth in game operations revenue.

     Product sales totaled $313.2 million and $387.3 million for the nine months ended June 30, 1995 and 1994, respectively. The decline in product sales resulted from lower machine unit sales volume. The Company sold 55,800 machines during the period compared to 71,400 machines in the same prior year period. A general decline in new casino openings throughout North America negatively impacted product sales during the current period. Sales during the nine months were positively impacted by increased sales in New Jersey, Colorado, and jurisdictions throughout Europe as well as the new casino openings mentioned in the discussion of revenues for the third quarter.

     Revenues from gaming operations increased $32.1 million or 28% to a total of $146.8 million as a result of the expansion of the Company's linked progressive systems. The installed progressive system machine base has increased 30% over the prior year period. The introduction of systems in Louisiana and Native American markets along with new games in the established system markets of Mississippi, Nevada, and New Jersey account for the increase.

     The gross margin on product sales was 43% and 47% for the nine months ended June 30, 1995 and 1994, respectively. In an effort to reduce finished goods inventory and as a result of lower unit sales, production levels were lowered, which resulted in higher production costs per unit. The gross margin on game operations was 53% and 55% for the first nine months of fiscal 1995 and 1994, respectively. This decrease relates to an increase of the cost of interest sensitive annuities the Company purchases to fund jackpot payments.

Expenses

     Selling, general and administrative expenses totaled $63.8 million for the nine months ended June 30, 1995 versus $58.6 million for the comparable prior year period. This increase is attributable to increased personnel and administrative costs associated with additional employees throughout the Company. The costs of opening and maintaining additional foreign offices also contributed to this increase. Research and development expenses were $21.4 million for the first nine months of fiscal 1995, an increase of $6 million. This increase is a result of additional engineering personnel. The Company devotes substantial resources in this area to continue the development of new gaming products and progressive systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Expenses (continued)

     Depreciation and amortization expense totaled $20.2 million for the current period, an increase of 41% over the first nine months of fiscal 1994. Higher fixed asset balances and accelerated depreciation on leasehold improvements contributed to this increase. Asset acquisitions over the past year include manufacturing and administrative equipment and the purchase of a new manufacturing and office facility in Australia to replace a leased facility. Leasehold improvement depreciation has been accelerated for those facilities which will no longer be used when the new manufacturing facility is completed (see Note 4 to the Consolidated Financial Statements).

Other Income and expense

     Interest income was $28.7 million for the first nine months of fiscal 1995 versus $21.1 million for the comparable prior year period. Interest income earned on the Company's notes and contracts receivable grew due to increases in the average balances of the receivables and higher interest rates. Interest income from investments to fund jackpot liabilities also increased. Growth in progressive systems play resulted in increased income-producing investments to fund future jackpot payments.

     Interest expense increased $6.7 million to $15.2 million for the nine months ended June 30, 1995. Increased interest expense associated with the growth in jackpot liabilities contributed to the overall growth in interest expense. The Company also incurred interest on additional borrowings made in late fiscal 1994 (see Note 3 to the Consolidated Financial Statements). During the prior year period, the Company incurred interest expense on the Convertible Subordinated Notes which were converted to common stock of the Company as of May 1994, resulting in interest savings which partially offset the increases discussed above.

     The gain (loss) on the sale of assets resulted in a loss of $890,000 and a gain of $101,000 for the nine months ended June 30, 1995 and 1994, respectively. Realized losses on the sale of securities totaled $885,000 for the current period. Realized gains on the sale of investments in the prior year period were $2.8 million, partially offset by unrealized losses of $2.5 million resulting from market declines of the Company's investment portfolio.

WORKING CAPITAL AND CASH FLOW

     During the nine months ended June 30, 1995, working capital increased $12 million. This increase in working capital resulted from an increase of $74.0 million in cash and cash equivalents. This growth was partially offset by the following fluctuations. Efforts to lower overall inventory levels resulted in a $28.7 million decrease in inventories. Short-term investments decreased $19.0 million. Accounts receivable decreased $17 million as a result of reduced revenues. Accrued employee benefit plan liabilities decreased $9.3 million due to payment of a portion of these incentives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WORKING CAPITAL AND CASH FLOW, (continued)

     During the nine months ended June 30, 1995, the Company generated cash from operating activities of $125.2 million. Declines in inventories and receivables contributed to cash from operating activities The reduction in accrued and deferred income taxes payable lowered cash from operating activities.

     This operating cash increase was offset by cash used in investing and financing activities of $39.6 million and $11.4 million, respectively. Cash used by investing activities related primarily to purchases of fixed assets and investments to fund jackpot liabilities. Purchases of short-term investments were more than offset by the sales proceeds of short-term investments. Cash used by financing activities included treasury stock purchases totaling $50.6 million and dividend payments of $11.8 million.

LINES OF CREDIT

     As of June 30, 1995, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is available for funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At June 30, 1995, $48.0 million was available under this line of credit.

     IGT-Australia had a $3,440,000 (Australian) bank line of credit available as of June 30, 1995. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At June 30, 1995, no funds were drawn under this line.

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

Date: August 11, 1995



                                        INTERNATIONAL GAME TECHNOLOGY



                                        By:  /s/ Scott Shackelton
                                           Scott Shackelton
                                           Vice President
                                           Corporate Controller