Form 10-K
period 1995-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1995-12-29
CIK 353944

FORM 10-K
                    Securities And Exchange Commission
                          Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (Fee Required)
   For the Fiscal Year Ended September 30, 1995
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
   For the transition period from        to

Commission File Number 001-10684
                       International Game Technology
          (Exact name of registrant as specified in its charter)

                 Nevada                      88-0173041
        (State of Incorporation)(I.R.S. Employer Identification No.)

                    5270 Neil Road, Reno, Nevada 89502
                 (Address of principal executive offices)
    Registrant's telephone number, including area code: (702) 686-1200

        Securities registered pursuant to Section 12(b) of the Act:

          Title of Each ClassName of Each Exchange on Which Registered Common Stock, Par Value $.000625 New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1995:
                              $1,551,137,371
The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1995:
          128,850,488 shares of Common Stock, $.000625 Par Value
Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

Table Of Contents

                                  Part I
                                                                Page
Item 1.  Business                                                  3
Item 2.  Properties                                               23
Item 3.  Legal Proceedings                                        23
Item 4.  Submission of Matters to a Vote of Security Holders      24

                                  Part II
Item 5.  Market for Registrant's Common Stock and Related Stockholder
Matters     24
Item 6.  Selected Financial Data                                  25
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                26
Item 8.  Consolidated Financial Statements and Supplementary Data     33
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                      65

                                 Part III
Item 10. Directors and Executive Officers of the Registrant       65
Item 11. Executive Compensation                                   65
Item 12. Security Ownership of Certain Beneficial Owners and Management
65
Item 13. Certain Relationships and Related Transactions           65

                                  Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
66
Signatures                                                        68

                               Part I
Item 1.   Business

General
International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: I.G.T.-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT-Japan k.k. ("IGT-Japan"); I.G.T.-Argentina S.A. ("IGT-Argentina"); IGT-do Brazil Ltda. ("IGT-Brazil"); and International Game Technology-Africa (Pty) Ltd. ("IGT-Africa").

IGT is the largest manufacturer of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures "SMART" systems which monitor slot machine play and track player activity, as well as wide area progressive systems. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor lottery video gaming terminals and has developed specialized lottery video gaming terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

IGT-Australia, located in Sydney, Australia, manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

IGT-Europe was established in The Netherlands in February 1992 to distribute and market gaming products in Eastern and Western Europe and Northern Africa. Prior to providing direct sales, the Company sold its products in these markets through a distributor.

IGT-Iceland was established in September 1993 to provide system software, machines, equipment and technical assistance to support Iceland's video lottery operations.

IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. On April 16, 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market.

IGT-Argentina was established in December 1993 and opened an office in Buenos Aires, Argentina to distribute and market gaming products in Argentina and Peru.

IGT-Brazil opened an office Sao Paulo, Brazil in October 1994 and subsequently was incorporated in March 1995 to distribute and market gaming products in Brazil.

IGT-Africa opened an office in September 1994 in Johannesburg South Africa and subsequently was incorporated in October 1995 to distribute and market gaming products in Southern Africa.

Unless the context indicates otherwise, references to "International Game Technology", "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 686-1200.

Discontinued Operations
During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and CMS-International ("CMS"). These dispositions were made as part of the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President riverboat casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to PRC in exchange for 1,671,429 shares of PRC common stock. These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992.

CMS, established in August 1988, operated casinos and hotel/casinos for the Company including the Silver Club hotel and casino and The Treasury Club casino in Sparks, Nevada, the El Capitan Club in Hawthorne, Nevada and the King's Casino on the island of Antigua in the Caribbean. Effective September 30, 1993, the Company sold its ownership interest in CMS (see Note 13 of Notes to the Consolidated Financial Statements).


The following table shows the revenues, operating results and identifiable assets for the continuing operations of the Company's two principal lines of business.
                                       Years Ended September 30,
     (Dollars in thousands)             1995      1994      1993

     Manufacture of Gaming Products:
       Revenues                       $416,424  $514,121 $335,641
       Operating Profit                109,465   169,541  123,320
       Identifiable Assets             364,161   364,368  262,454
     Gaming Operations:
       Revenues                       $204,362  $160,340 $142,389
       Operating Profit                58,137     48,964   41,620
       Identifiable Assets             260,968   215,746  151,234

     Geographic Area Data:
       North America:
          Revenues:
           Unaffiliated Customers     $565,553  $621,222 $426,864
           Inter-area Transfers         21,006    13,169   14,576
          Operating Profit             169,694   210,432  163,622
          Identifiable Assets          914,410   812,496  608,519
       Australia:
          Revenues                     $33,641  $ 42,270 $ 39,681
          Operating Profit (Loss)      ( 5,873)    1,507    5,078
          Identifiable Assets           44,165    44,759   27,067
       Europe:
          Revenues                     $21,592  $ 10,969 $ 11,485
          Operating Profit               4,044     1,573   (1,808)
          Identifiable Assets           13,123    10,753   11,007

See also Note 2 of Notes to Consolidated Financial Statements

Gaming Products

Products
The Company develops its gaming products for both domestic and international markets. In domestic markets, the Company targets the traditional casino gaming market and the government sponsored video gaming market. In international markets, the Company targets both casino-style and gaming-hall markets.

Over the past decade, advancements in gaming machine technology have attracted a greater number of North American players to slot and video machines due primarily to higher jackpots and enhanced player appeal. These improvements have significantly influenced casino gaming revenues. Generally, annual slot and video revenues of domestic casinos exceed revenues from table games.

The Company was the first to develop computerized video gaming, and today under the Players Edge Plus trademark, the Company sells a variety of different computerized video gaming machines. The machines include video poker and "blackjack" products in the upright, slant-top and drop-in bar models. The Players Edge Plus line is also available in slant-top keno, dual screen keno, bingo and large screen video poker and video slots. Players Edge Plus machines offer player appeal and security including multilevel progressives, imbedded and side-mount bill acceptors, enhanced sound packages, imbedded progressive meters and data communication devices.

The Company also offers a complete line of spinning reel slot machines sold under the trademark S-Plus. The S-Plus series slot machines use an advanced microprocessor system that accommodates several progressive link configurations, enhanced audit trail functions, selection of game software and optional side-mount or imbedded bill acceptors. S-Plus machines run existing S-slot programs or the latest partitioned software which facilitates program updates. A game change can occur quickly by selecting a new program chip from IGT's game library and by changing the glass and reel strips. The S-Plus machines are manufactured in various sizes and colors and are offered in several designs including upright, slant top and drop-in-bar.

The Company manufactures and markets video gaming terminals ("VGTs") for government sponsored gaming programs. The VGTs are similar to the Company's video gaming machines, although the wagering and payment of jackpots differ. After inserting money in a VGT, the player is issued credit and plays the machine like a traditional video machine. Player losses are deducted from the credit and winnings are added instead of coins being dropped into a tray. Upon completion of play, the VGT prints out a ticket showing the remaining amount of credit, and the ticket is redeemable for cash. Unlike traditional gaming machines, VGTs are typically linked to a central computer for accounting and security purposes which is monitored by the state lotteries or other government agencies.

IGT offers the Winner's Choice as its newest generation video machine for the video gaming industry. The Reduced Instruction Set Computer ("RISC") processor-based technology of the Winner's Choice uses Intel's Multimedia and Superscalar processor, the 80960. The Winner's Choice product line offers interactive game play features and graphics in a highly secure and reliable multi-game package. The internal architecture offers customers improved game flexibility and expansion capabilities. The Winners Choice also offers improved security features including silicon signature chips in all PC boards, enhanced door monitoring and extensive event log with time and date stamp available. The Winner's Choice product is approved for sale in Nevada and West Virginia and with the United States Army. The Company has initiated the regulatory approval process to license Winner's Choice in New Jersey and several Midwestern riverboat and Native American markets.

IGT also develops, manufactures and markets microprocessor based Slot Marketing and Revenue Tracking "SMART" systems. The SMART computer system identifies frequent players, records playing history, provides direct marketing information, automates slot accounting and provides additional security to casino customers. IGT provides SMART system 24-hour technical support and a software maintenance agreement for on-site service by specially trained system engineers.

The Company's innovations in slot and video technology have increased the machines' earning potential by improving the ease and speed of play, and by decreasing down-time through improved reliability and added service features. All new gaming machines offer a wide variety of games, innovative designs, sophisticated
security  features,  self-diagnostic  capabilities,  and   various
accounting   and   data   retention  functions.    The   Company's
engineering  and  design staff continually  provide  technological
improvements  and  ongoing  game  development.   The  Company  has
obtained numerous patents on various aspects of its video and reel-type gaming machines and systems. The visual aspects of the product are upgraded and customized by the Company's graphic design and silk-screen departments.


The  following schedule illustrates revenues derived from the sale of gaming machines:
                                   Fiscal Years Ended September 30,
          (Dollars in Thousands)   1995       1994       1993

      Reel-Type   Slot  Machines $226,216   $312,459   $194,126
      Video Products              125,648    125,483     75,506
      Video   Gaming  Terminals       271     10,830     15,100


Markets

Overview
Demand for the Company's products comes principally from three sources: sales resulting from the establishment of new gaming jurisdictions; sales resulting from expansions of casinos within existing gaming markets; and sales resulting from the replacement of older machines with newer technologically advanced machines in existing markets. Historically, gaming machines have a mechanical life of approximately 10 years. However, in established markets, such as Nevada, gaming machines are replaced on average between three to seven years. Replacement occurs as a result of technological advances, new designs, improvements in visual characteristics, the development of new games, and the evolving preference of casino patrons.

IGT has benefited in recent years from the significant expansion of legalized gaming. As part of this expansion, casino style gaming has become an increasingly important component of the
"leisure time" industry. The increased legalization and popularity of gaming has presented growth opportunities for the Company both in the domestic market (North America) and in the emerging international market. Specifically, in the past few years, the introduction of riverboat style gaming in the U.S. Midwest, the expansion of Native American Class III style casino gaming, the growth in the Nevada market and the continued development of government sponsored casino gaming have presented expanded markets for gaming machines.

While the Company believes the trend of growth in the gaming industry will continue, the rate of growth in the North American marketplace has diminished since the substantial growth recorded in the early 1990's. During fiscal 1994 and 1995, the gaming industry in the United States was influenced by strong public opinion, the potential threat of a federal gaming tax and a more conservative Republican controlled Congress. These external influences are outside the control of the Company. As a result, the Company cannot predict the rate at which new markets will develop and any slow down or delay in the growth of new markets will adversely affect the Company's future results.

North American Markets

Nevada

The most established North American gaming markets are Nevada and Atlantic City. Nevada is both the oldest and largest market for the Company's products with an installed base of approximately 182,000 gaming machines. Of these machines, the Company estimates it manufactured 133,400.

Over the past few years, there has been increased demand for gaming products attributed to the construction of new casino properties and the expansion or refurbishment of existing operations in Nevada. The market for gaming products in Nevada grew significantly during fiscal 1994. Strong demand for new products and increased demand for gaming machines with imbedded bill acceptors accelerated the replacement of existing machines. However, in fiscal 1995, the Nevada gaming industry experienced a building slowdown when compared to fiscal 1994. As a result, the total number of new large casino operations opened during fiscal 1995 was substantially fewer than in fiscal 1994. In fiscal 1995, the Company provided gaming machines to the new casino operations of the Silver Legacy Casino in Reno, Nevada and The Texas Gambling Hall in Las Vegas, Nevada. In addition, several other Nevada properties to which the Company sold gaming machines underwent smaller scale expansions in fiscal 1995. The Company had unit sales of 25,300 machines to the Nevada market during fiscal 1995 as compared to 28,900 in fiscal 1994.

Several major new casinos are currently under construction in Las Vegas and are scheduled to open mid to late calendar 1996 or early 1997. These properties include: Monte Carlo; New York, New York; Paris; and Bellagio. The Company, at present, does not have commitments for product purchases from these casinos and, due to the timing of the scheduled opening of these properties, the Company does not expect to make sales to these properties in fiscal 1996.

The Company received replacement orders in fiscal 1995 from various Nevada casinos for machines with imbedded bill acceptors. In 1996, the Company expects that demand for machines with imbedded bill acceptors will continue but the level of demand cannot be predicted. Demand for the products is dependent, in part, upon the competitiveness of casinos and the willingness of casinos to incur the costs associated with replacing existing older gaming machines with new machines.

Atlantic City

Atlantic City is the second largest gaming market in the world. The installed base for the Atlantic City market is approximately 29,000 gaming machines. Of these machines, the Company estimates it manufactured 13,800. The New Jersey Casino Control Commission regulations limit the number or share of gaming machines any one producer can supply the Atlantic City casino industry. In fiscal 1995, several casinos in Atlantic City underwent expansions or made machine upgrades. The Company, through its distributor Atlantic City Coin & Slot Service Company, sold approximately 4,600 machines to the various Atlantic City and Caribbean properties in fiscal 1995 as compared to 2,800 in fiscal 1994. As in Nevada, the Company also anticipates continued future demand for replacement machines with imbedded bill acceptors in Atlantic City but the level of demand cannot be predicted.

Mirage Resorts Inc. has proposed the development of a large scale casino project in Atlantic City with Circus Circus Inc. as a tentative partner. The project would open in late 1997 or early 1998 assuming it proceeds. This will be the first newly constructed casino entrant into the Atlantic City gaming market since the opening of the Trump Taj Mahal in April 1990. The new casino will be a substantial competitive addition to the Atlantic City marketplace. Assuming the project is constructed, other Atlantic City casinos may make machine upgrades to remain competitive.

Riverboat Gaming

Riverboat-style  gaming  began in  Iowa  during  1991  and  as  of
September 1995 was operating in five States: Iowa; Illinois; Louisiana; Mississippi; and Missouri. Riverboat gaming is also legal in the state of Indiana but was not operational during fiscal 1995. At the end of fiscal 1995, the riverboat gaming installed gaming machine base was estimated at 60,500 operating on more than 75 riverboats. Of these machines, the Company estimates it manufactured 50,000. In fiscal 1995, the Company delivered 13,300 gaming machines to riverboat casino operators as compared to 31,800 in fiscal 1994. The Harrah's Jazz Casino in New Orleans, Louisiana opened in late fiscal 1995 and required the purchase of 3,150 gaming machines. Of these machines, the Company sold approximately 1,500. The Harrah's Jazz Casino has subsequently closed and is currently undergoing a reorganization. The Company has received payment in full for the machines purchased by Harrah's Jazz.

The State of Indiana will begin riverboat gaming operations in mid fiscal 1996 and eventually is expected to have 11 casino licenses issued throughout the state. As of September 30, 1995, IGT has confirmed sales orders for a significant portion of total machines required for the five new Indiana riverboats expected to open by the end of fiscal 1996. The remaining six Indiana riverboats are scheduled to begin operations in fiscal 1997.

During fiscal 1995, several states expressed interest in introducing riverboat gaming legislation, including Massachusetts, Ohio, Pennsylvania, and South Carolina as well as additional expansion in Illinois. Throughout this period, none of these states has made significant legislative progress towards this goal. Several of these states may again pursue the approval issue in 1996. The further expansion of riverboat gaming in these and in any other potential jurisdictions will continue to be the subject of intense public debate and legalization typically requiring a public referendum or other legislative action. In addition, any favorable public referendum or legislative action may be the subject of legal challenges. These factors have and will continue to influence and potentially delay the timing and opening of riverboat gaming in new domestic jurisdictions.

Native American Gaming

Casino-style gaming continued to expand on Native American lands during fiscal 1995. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. IGT machines are placed only with Native American tribes who have negotiated compacts with their respective states and have received approval by the U.S. Department of the Interior.

The Company, through its distributor Sodak Gaming, Inc., began selling machines to authorized Native American casinos in 1990. The Company has either directly or through its distributor sold machines to Native American casinos in the following 15 states:
Arizona, Colorado, Connecticut, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Carolina, North Dakota, Oregon, South Dakota and Wisconsin. In addition to the approved states, Class III compacts are either under consideration or there has been ongoing litigation between Native American tribes and the state governments in several other states. The favorable resolution and approval of compacts in any of these states would provide additional market opportunities for the Company's products. The Company cannot, however, predict when and whether any such approvals will occur.

At the end of fiscal 1995, the installed base of Class III gaming machines within Native American operations was approximately 52,000 gaming machines. Of these machines, the Company estimates it manufactured and sold through its distributor 38,000. In fiscal 1995, the Company estimates it sold 8,800 gaming machines to approved Native American casinos as compared to 11,700 in fiscal 1994.

Limited Stakes Gaming

The States of Colorado and South Dakota offer limited stakes casino-style gaming throughout specified historic "mining towns." Colorado currently has an installed base of nearly 13,000 gaming machines in the cities of Blackhawk, Central City and Cripple Creek. Of these gaming machines, IGT estimates it manufactured
11,000. In fiscal 1995, the Company sold approximately 3,000 gaming machines to Colorado casino operators as compared to 1,400 in fiscal 1994. South Dakota has an installed gaming machine base of nearly 2,200 gaming machines in Deadwood. Of these machines, IGT estimates it manufactured 1,600.

Racetrack Gaming

In fiscal 1995, the State of Iowa legalized the introduction of gaming machines at the various racetrack facilities within the state. There were a total of 2,800 gaming machines installed among the Iowa racetracks of Bluff's Run, Dubuque Greyhound Park and Prairie Meadows. Of these machines, the Company estimates it manufactured 2,400. The introduction of gaming machines at various racetracks has been approved by the State of Delaware and is expected to occur in fiscal 1996.

Government Sponsored Gaming

Government sponsored gaming in North America is also a market for the Company's gaming products. Video gaming terminals are currently operational in Louisiana, Montana, Oregon, Rhode Island, South Carolina, South Dakota, West Virginia and the Canadian Provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island, Quebec and Saskatchewan. The
Company supplied the central computer systems for government sponsored gaming in Louisiana, Manitoba and Oregon and manufactured approximately 21,000 of the 106,000 total video gaming terminals installed in North America.

In addition to video terminal gaming, various Canadian provincial governments have approved casino style gaming. Several provinces including Manitoba, Nova Scotia, Ontario and Quebec have casino operations. At the end of fiscal 1995, the total installed base of gaming machines in the Canadian Provinces was approximately 7,100 gaming machines. Of these machines, the Company estimates it manufactured 3,900. In fiscal 1995, the Company sold approximately 800 gaming machines in the Canadian marketplace as compared to 2,100 in fiscal 1994.

Cruise Ship Gaming

The Company also markets its machine products to international cruise ship operators. The Company estimates that the cruise ship market has approximately 9,500 gaming machines in place. Of these machines, the Company estimates it manufactured 6,500. In fiscal 1995, the Company sold approximately 1,900 gaming machines to various licensed cruise ship operators as compared to 1,300 in fiscal 1994.

International Markets

Demand for casino style gaming products also exists in international jurisdictions. Traditionally, gaming in international markets has consisted of both North American casino-style gaming, private clubs, and in some countries smaller scale "gaming halls." International casinos commonly target the tourist population and are usually located in large urban areas or designated tourist locations. The number of large scale casinos per jurisdiction may be limited by the government. The casinos may be privately owned, government owned or a joint venture between the state and a private operator. Frequently, the investment in these facilities is significant and therefore often managed by world-wide casino operators. In addition, there are also corporate as well as charity run operations in the international arena.

The number of machines within "gaming halls" is usually fewer than what is found in casinos, but it is common to find numerous halls located throughout a jurisdiction. The types of games within the halls can include amusement with prize machines (AWP) as well as gaming machines. In some foreign jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than actual coins. These gaming establishments are usually privately owned, and, due to the smaller size of the locations, the investment required is significantly less than that for casino developments.

Australia and New Zealand

The Australian market is the most established international jurisdiction for gaming products outside of North America. Casino style gaming has existed in Australia since 1973. Currently, a total of twelve casinos operate in Australia within the States of Queensland, the Northern Territory, Western Australia, South
Australia, Victoria, Tasmania and the Australian Capital Territory. The installed base for the Australian market is approximately 124,000 gaming machines in use in legalized casinos, pubs and clubs. The Company began selling gaming machines in Australia in 1986 and of these machines, the Company estimates it manufactured 24,000. In fiscal 1995, the Company had sales of approximately 4,200 gaming machines in Australia as compared to 5,800 gaming machines in fiscal 1994.

The State of New South Wales is the largest market in Australia for gaming machines, with an estimated total of 72,000 gaming machines in 2,100 pubs and 1,500 not-for-profit clubs. Gaming operations have expanded in New South Wales as a casino operator has been licensed for the temporary Sydney Casino which began operations at the end of fiscal 1995. In addition to New South Wales, several Australian jurisdictions have implemented or are considering the legalization or expansion of gaming operations within their borders. In calendar 1996, in Queensland, the Reef Casino at Cairns and the Treasury Casino in Brisbane are scheduled to open. The Government of the Northern Territory has also announced the expansion of gaming machine operations into clubs and hotels to commence in fiscal 1996. The Government of Tasmania has approved a similar expansion of gaming into clubs and hotels in the island state during calendar 1997.

Gaming also exists in New Zealand in the form of casino style gaming, and gaming in pubs and clubs. Casino style gaming was introduced in New Zealand during fiscal 1995 with the commencement of operations at the Christchurch Casino. The installed base for the New Zealand market is approximately 8,200 gaming machines. Of these machines, the Company estimates it manufactured 3,900. In fiscal 1995, the Company had sales of approximately 620 gaming machines in New Zealand as compared to 570 gaming machines in fiscal 1994. The New Zealand market is expected to continue to expand with the scheduled opening of the Sky City project in Auckland in calendar 1996.

Europe, Middle East And North Africa

The European, Middle Eastern and North African markets are serviced by the Company's sales and distribution center located in The Netherlands. The Company has had a direct sales presence in Europe since February 1992. Since that time, increasing customer awareness of product availability, combined with service and training assistance, has contributed to improvements in the Company's share of this market. The Company has identified a significant number of customers for the Company's gaming machines in Eastern Europe, Western Europe, the Middle East and Northern Africa. The European market is a unique market as many countries also have established AWP machines which provide competition for the casino style gaming machines.

The Company estimates that throughout all of Europe, the Middle East and North Africa, the market base of legally installed gaming machines is in excess of 52,500 gaming machines. Of these machines, the Company estimates it manufactured 11,100. In fiscal 1995, the Company made sales of 3,900 machines throughout this market. The majority of these machines were to casino operations in Turkey, Greece, Romania, France and other European casino jurisdictions.

During fiscal 1993, the Company completed an agreement with the University of Iceland Lottery ("UIL") to supply video terminals and a central system linking the video terminals. The central system incorporates a progressive jackpot feature. The Iceland system, managed by the UIL, which began operating in December
1993, continues to operate with 350 video lottery terminals manufactured by the Company.

Africa

The Company has targeted the African market as a developing market for the Company's products. Currently, there are several approved jurisdictions to which the Company sells its products including Kenya, Namibia, and South Africa.

Specifically, the Government of South Africa has recently taken steps to expand legalized gaming. Current gaming legislation in South Africa prohibits most forms of gambling except for charitable lotteries, betting on horse racing, and casino gaming in what were previously known as the independent homelands. In October 1994, the South African Lotteries and Gambling Board issued an interim report to the Minister of Justice recommending the legalization of various forms of lotteries and gambling. The Board recommended the authorization of 40 casino licenses throughout the country. Draft national legislation adopts this recommendation, although it leaves specific implementation to each of the nine provinces. This draft legislation will be considered in 1996, but there is no guarantee that it, or similar legislation, will be enacted.

Legislation authorizing casino gaming has now been enacted in three South African provinces, although these provinces will need to establish gaming boards and adopt regulations before they can begin issuing licenses. Similar legislation is under consideration in five of the remaining six provinces.

In two of the three provinces where legislation has been enacted, the legislation also authorizes limited gaming machines (limited in number, wager and payout) in other venues such as bars and taverns. The specific limitations will be defined in regulations. In response to these developments, the Company established IGT-Africa with a sales and service office in Benmore, a suburb of Johannesburg, South Africa.

During fiscal 1995, the Company made sales to Sun International, the operator of the 17 approved casinos in South Africa. In fiscal 1996, contingent upon final enactment of all the necessary legislation and regulatory approval of the South African government, the Company is exploring the possibility of sales of gaming machines to the new facilities contemplated under the South African gaming legislation.

Asia

The Company has identified Japan and China as important markets for the Company's products. The Japanese market consists of more than 3,600,000 Pachinko machines and 700,000 Pachisuro machines which operate in 18,000 parlors throughout the country. The Company designed a Pachisuro machine (Japanese-style slot machine) for this market which was approved in April 1993 by the Japanese technical testing laboratory (Security Electronics and Communications Technology Association). In November 1995, IGT-Japan became the first non-Japanese company to be admitted as a full member to Japan's 20 member Nichidenkyo, an association of Pachisuro manufacturers. IGT-Japan's new membership status gives the Company the opportunity to compete for a share of Japan's Pachisuro machine replacement market estimated at approximately 300,000 machines annually. In response, IGT-Japan has established a regional distribution network to market the Company's Pachisuro machines.

During fiscal 1994, the Company increased its investment in design, sales and support staff of the IGT-Japan office to pursue the Japanese market and continued this investment throughout fiscal 1995. IGT-Japan has designed a machine which is currently awaiting regulatory approval. Approval is expected in calendar 1996. There were no sales to this market during fiscal 1994 or 1995.

The Company also targets China as a potential future market for its products. It may, however, take several years for a developed market to evolve. Although gaming is generally prohibited under the current central government within China, there are several provinces where the local governments have the authority to approve and license the development of entertainment centers housing amusement machines for which the Company has adapted its products. The Company has been working closely with national, provincial and municipal governments and in response, established a sales office in Hong Kong, and representative offices in Shanghai and Beijing to pursue these markets. The Company is also developing a customized product with several game variations for the Chinese and other Asian markets which comply with current regulatory requirements.

During fiscal 1995, the Company initiated operations with international partners to develop a bingo and entertainment center in Zhengzhou, Henan Province, China. The center has 364 of the Company's Players Choice Arcade machines and offers live bingo and other forms of entertainment (See Note 11 to the Consolidated Financial Statements). Additional business ventures are being considered for other approved jurisdictions. In response, the Company has engaged several distributors to market the Company's machines to these jurisdictions. In fiscal 1995, the number of machines sold was minimal.

Latin America

The Company has targeted the Latin America market for its products. The pace and timing of developments within these markets cannot, however, be predicted. Casino gaming is currently legal in Argentina, Chile, Colombia, Ecuador, Paraguay, Peru and Uruguay. The Company is working with joint partners to explore and develop business opportunities within approved jurisdictions in the Latin American marketplace. In response to the developing Latin American marketplace, the Company has customized existing products for the Latin American market by translating more than 25 games into Spanish and Portuguese and by adapting graphics and language to local cultures.

Privatization efforts are underway in Argentina and may occur in Uruguay where the governments currently own the casino gaming halls. In response, the Company maintains a sales and service office located in Buenos Aires. During fiscal 1995, the Company also entered into a joint partnership for gaming development within Argentina and Peru (See Note 11 to the Consolidated
Financial Statements). In Venezuela, Paraguay and Bolivia the governments are reviewing and updating current regulations governing a wide array of gaming.

Gaming Operations

Proprietary Systems
The Company developed and introduced the world's first electronically-linked, inter-casino proprietary gaming machine system in 1986. These systems link gaming machines in various casinos to a central computer. The systems build a large "progressive" jackpot which increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win jackpots substantially larger than those available from gaming machines which are not linked to a progressive system. The following are linked progressive systems developed by the Company.

In Nevada, eight systems developed by the Company are operated under the names Megabucks, Quartermania, Nevada Nickels, Fabulous Fifties, High Rollers, Quarters Deluxe, Dollars Deluxe and Keno
Deluxe.   Of  the  total  4,700 gaming machines  linked  to  these
systems, 2,700 are owned by the Company and 2,000 are owned by casinos.

In Atlantic City, New Jersey, seven systems developed by the Company operate under the names Megabucks, Quartermania, Fabulous Fifties, High Rollers, Megapoker, Pokermania and Dollars Deluxe. These systems are operated by a trust managed by representatives from participating casinos. The Company owns all of the approximately 1,250 machines linked to these progressive systems.

In Mississippi, eight systems developed by the Company are operated under the names Megabucks, Quartermania, Fabulous Fifties, Mississippi Nickels, Pokermania, High Rollers, Quarters Deluxe and Dollars Deluxe. Of the total 1,000 gaming machines linked to these systems, 300 are owned by the Company and 700 are owned by casinos.

In Colorado, three systems developed by the Company are operated under the names Megabucks, Quartermania and Colorado Nickels. Of the total 330 gaming machines linked to these systems, 80 are owned by the Company and 250 are owned by casinos.

In Louisiana, five systems developed by the Company are operated under the names Megabucks, Quartermania, Louisiana Nickels, Fabulous Fifties and High Rollers. Of the total 230 gaming machines, 220 are owned by the Company and 10 are owned by casinos.

In Native American casinos, two systems developed by the Company are operated under the names Megabucks and Quartermania. Approximately 560 machines operate on these systems in casinos in the States of Iowa, Michigan, Mississippi, New Mexico, North Dakota, South Dakota, Wisconsin and Connecticut. The systems in Native American casinos began operating in August 1994.

Other systems in operation include a Deadwood, South Dakota Quartermania system which includes approximately 30 machines owned
by  casinos.   In  Iceland, one system developed  by  the  Company
operates under the name Gullnaman with approximately 350 Company owned machines operating on this system. A Megabucks system in Macau consists of approximately 200 machines owned by casinos. The Company has also initiated the regulatory approval process to operate its proprietary systems within each specific jurisdiction of the States of Illinois, Iowa and Missouri.

The operation of linked progressive systems varies between jurisdictions as a result of different gaming regulations. In Nevada, Mississippi, Louisiana, South Dakota and Native American locations, the casinos retain the net win, less a percentage paid to the Company to fund the progressive jackpots. These jackpots are paid in equal installments over a ten to twenty-five year period. In Atlantic City, the casinos retain the net win, less a percentage paid to a trust managed by representatives of the participating casinos to fund the jackpots and pay other system expenses. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, the casinos retain the net win less a percentage paid to a separate fund managed by the Company which pays the jackpots. Progressive system lease fees are paid to the Company from this fund.

The Company also offers a "leased" link progressive system which links gaming machines within a single casino or multiple casinos of common ownership. Currently, three major hotel casinos operate leased link progressive systems with approximately 350 gaming machines linked on all such systems.

In September 1992, Rhode Island began operating a video lottery system linking approximately 850 video lottery terminals at two pari-mutuel facilities. As of September 30, 1995, an estimated 1,500 terminals were operating on the system. IGT, one of four manufacturers providing terminals, supplied approximately 350 terminals installed on this system and receives revenue for the use of the terminals.

Video gaming in Oregon commenced in March of 1992, and IGT was awarded the contract to supply the central computer system that currently links approximately 7,300 terminals. This contract will expire in fiscal 1996. The Company currently leases approximately 2,100 machines to the Oregon State Lottery.

Lease Operations
The Company leases gaming equipment to its customers, and as of September 30, 1995, leased approximately 3,800 gaming machines primarily in the Midwestern riverboat, Colorado and Nevada markets. The Company also operates approximately 1,650 machines under participation and rental agreements primarily in the Nevada casino market.

In January 1993, the Company began operating approximately 190 gaming machines at the Reno/Tahoe International Airport under a contract with the Airport Authority. The Airport Authority shares in the net win of the machines with a minimum annual guaranteed amount.

The following table shows the revenues recorded from gaming
operations.
                                    Years Ended September 30,
      (Dollars in thousands)          1995      1994      1993
       Proprietary Systems         $191,607   $146,800  $124,275
       Lease Operations              12,755     13,540    18,114
       Total                       $204,362   $160,340  $142,389

Marketing And Sales

IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. The Company employs 166 sales personnel in offices in several United States locations as well as Asia, Australia, Canada, Europe, Latin America and South Africa.

IGT uses distributors for sales to specific markets including Louisiana, New Jersey, Native American reservations, the Miami cruise ship market, a Canadian maritime province, the Caribbean and France. The Company's agreements with distributors do not specify minimum purchases but provide that the Company may terminate the distribution agreement if certain performance standards are not met.

The Company considers its customer service department an important aspect of the overall marketing strategy. IGT typically provides a 90-day service and parts warranty for its gaming machines. The Company currently has approximately 260 trained service personnel for customer assistance and maintains service offices in Colorado, Mississippi, Missouri, Montana, Nevada, New Jersey, Argentina, Australia, Brazil, Canada, Japan, New Zealand, South Africa and The Netherlands. A customer hotline is available 24 hours a day, seven days a week to respond to customer questions.

The overall marketing philosophy is to offer its customers not only the broadest product line but also ongoing game development. IGT's game library contains numerous game variations. Reprogramming machines for the newest games and changing the graphics design can be accomplished quickly. In international markets, the Company's strategy is to respond to developing markets with local presence, customized games, new product introductions and local production.

In addition to offering an expansive product line, the Company provides customized services in response to specific casino requests. These services include high quality graphics design, silk-screen printing of gaming machine glass, video graphics, customized game development and interior design services. During fiscal 1995, IGT developed more than 25 new games which included a variety of custom artwork for casinos that opened, renovated or expanded in fiscal 1995. The Company also offers customized design services that utilize computer aided design and three-dimensional studio software programs. The Company's design department has the ability to generate a casino floor layout and can create a proposed casino slot mix for its customers. The final design incorporates casino colors, themes, signage, custom graphics and includes either an overhead floor plan layout, viewable from any angle, or a three-dimensional moving walk-through of the casino.

The Company's products and services are sold to gaming operators in jurisdictions where gaming is legal. Its products and services are also sold to government entities which conduct gaming operations. During fiscal 1995, the Company's ten largest customers accounted for 33% of its gaming product sales. Sodak Gaming, the Company's principal distributor of gaming products to Native American reservations, was the largest purchaser of the Company's products, accounting for approximately 12% of total product sales. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales of the Company as other means of distribution to this market are available. There were no other individual customers accounting for greater than 10% of the Company's product sales.

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

Sales of the Company's products can fluctuate from quarter to quarter as new jurisdictions legalize gaming and new casinos in established gaming markets are opened.

Competition

Product Sales

The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is key because it combines the machine design, hardware, software and play features that ultimately improves the earning power of gaming machines. IGT devotes substantial resources to continually upgrade its products and conduct ongoing game development efforts. The Company's customer service organization is also a significant contributor to IGT's overall competitive position.

The Company has made significant investment in research and development of products tailored toward the specific demands of its customers (casino operators) as well as the users of its products. In this context, IGT has developed more than 25 different game themes which are tested to measure consumer appeal. IGT uses Megatest, an on-line computerized testing and monitoring system, to evaluate and forecast acceptance of new products. Megatest uses the Company's wide area progressive technology to monitor from a central computer the performance of games placed in a representative sample of casinos throughout the State of Nevada. The new product test games are measured against a control group to evaluate the performance of the test games in real-time. The
Megatest program allows IGT to test more games with greater accuracy and in a shorter time frame.

IGT also offers its customers educational programs and several customer related services. The Company provides customer education in the form of installation training on-site, periodically at IGT locations, on demand on-site training and videotape instruction. Other custom services include a 24-hour customer service hotline, a monthly technical services bulletin, customer notifications, a slot line news letter for slot floor managers and program summary reports designed to answer specific software systems questions. In early 1995, IGT opened the Technical Assistance Center (TAC), a fully staffed facility to provide 24-hour telephone support to all types of system customers. The TAC has access to a range of field support engineering resources to resolve technical issues.

IGT also provides customers information through an electronic bulletin board system (BBS). Customers can access this system 24 hours a day, seven days a week. The system lets users view and download a variety of information related to IGT products and services. This system gives customers information on demand and provides a direct link for two way communication between the customer and IGT.

The Company competes with substantial U.S. and foreign manufacturers in the casino style gaming machine market. The primary competitors are Bally Gaming International, Inc. ("Bally"), Sigma Game, Inc. ("Sigma"), and Universal Distributing of Nevada, Inc. ("Universal"). Bally is a Nevada company and was recently acquired by Alliance Gaming, Inc., a Nevada slot route operator. Sigma and Universal are Japanese companies. In addition, two manufacturers, WMS Industries, Inc. and Video Lottery Consultants, Inc., recently developed casino products and are either authorized to sell their products or are in the licensing process in many U.S. gaming jurisdictions. There are several competitors for the international arena including Aristocrat, Atronic, Cirsa and Novomatic among others.

The Company's slot marketing and revenue tracking system (SMART) provides accounting and player tracking analytical support to operators. The Company views this product line as an increasingly important complementary offering. In the accounting and player tracking systems product market, the Company competes with Casino Data Systems, Acres Gaming, Bally's SDS and several other system manufacturers.

The Company considers itself one of five primary competitors in the video gaming terminal market with no one supplier dominating the market. Competitors in this market include three large domestic lottery suppliers, G-Tech, WMS Industries, Inc. and Video Lottery Consultants, Inc. as well as Spielo, a supplier based in Canada. These suppliers have an established presence in the lottery market, substantial resources and specialize in the development and marketing of gaming terminals to governments. The Company continues to view the video lottery industry as an important market for its products.

Gaming Operations

IGT has introduced progressive systems within both existing and new gaming jurisdictions. The Company currently has in operation 36 wide area progressives systems throughout nine gaming jurisdictions including Native American Casinos, Macau and Iceland. Wide area progressive systems link machines within a given jurisdiction to offer large slot jackpots (often exceeding U.S. $1 million) with the primary jackpot paid in annual installments. The most significant factor influencing the play on progressive systems is enhanced player appeal resulting from the large slot jackpot payouts. The systems appeal to casinos due to the games earnings premium and because they emphasize strong security and control features.

The competition in the progressive systems business has increased with the introduction of Casino Data Systems (CDS) "Cool Millions" progressive system. This product offering is a direct competitor to IGT's Megabucks and Dollars Deluxe progressive systems. CDS currently has its progressive system installed in the casino gaming markets of Nevada and Mississippi within North America. In addition, CDS is developing a quarter slot progressive system to compete with the Company's Quartermania and Quarters Deluxe products. CDS has also applied for gaming approval in Louisiana as well as to start operations of progressive systems on Native American lands.

IGT provides substantial marketing and advertising support for its wide area progressive systems products and competes on the basis of the Company's progressive systems brand names, product market appeal, large jackpot awards, player loyalty and technical and marketing experience.

Manufacturing and Suppliers
The Company's manufacturing operations primarily involve assembly of electronic and computer components, including chips, video monitors and prefabricated parts purchased from outside sources. The Company does however, operate custom wood cabinet manufacturing and silkscreen facilities. The Company is not dependent upon any one supplier for any raw material. The Company purchases certain components from subcontractors and believes that alternative sources of these components are available. The
Company believes its relations with its vendors are good. The Company uses technical staff to assure quality control.

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

Employees

As of September 30, 1995, the Company, including all subsidiaries, employed approximately 2,420 persons, including 417 in administrative positions, 166 in sales and 424 in engineering. Of the total employees, IGT (the Company's North American operations) accounted for 2,094; IGT-Australia, 280; IGT-Europe, 30; and IGT-Japan, 5; IGT-Argentina, 5; IGT-Brazil, 3; and IGT-Africa, 3. The total number of employees declined in fiscal 1995 by approximately 370 as compared with the number of employees at September 30, 1994.

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

A publicly traded corporation must be registered and found suitable to hold an interest in a corporate subsidiary which holds a gaming license. International Game Technology has been registered by the Nevada Commission as a publicly traded holding company and was permitted to acquire IGT as its wholly-owned subsidiary. As a registered holding company, it is required periodically to submit detailed financial and operating reports to such Commission and furnish any other information which the Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary without first obtaining licenses and approvals from the Nevada Commission. Officers, directors and key employees of a licensed subsidiary and of the Company who are actively engaged in the administration or supervision of gaming must be found suitable. No proceeds from any public sale of securities of a registered holding corporation may be used for gaming operations in Nevada or to acquire a gaming property without the prior approval of the Nevada Commission. The Company believes it has all required licenses to carry on its business in Nevada.

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

Item 2.   Properties
The Company owns two adjoining office buildings in Reno, Nevada totaling 92,000 square feet. The Company occupies approximately 72,000 square feet for use primarily as its research and development and corporate offices. The remaining square footage is leased to third parties.

IGT leases approximately 839,000 square feet of office, warehouse and production facility space in Reno, Nevada and approximately 150,000 square feet of office and warehouse space in Las Vegas, Nevada.

In May 1994, the Company purchased approximately 78 acres in Reno, Nevada and is in the process of building an approximate 915,000 square foot office, manufacturing and warehousing facility. The Company anticipates that the new manufacturing and warehousing facility will be completed in the second calendar quarter of 1996, and that the office facility will be completed in late calendar 1996, absent unexpected delays. The Company's current Reno, Nevada operations exist in 17 leased buildings and two Company owned office buildings, totaling approximately 885,000 square feet. The currently leased facilities have various lease expiration dates through the year 2001. It is currently anticipated that the Company will be able to sub-lease the leased facilities and sell the two owned office buildings to third parties.

Additionally, IGT leases approximately 91,000 square feet of office and warehouse space in other Nevada locations and various states within the United States where it conducts business including Colorado, Florida, Louisiana, Mississippi, Missouri, Montana and New Jersey.

IGT-Europe leases approximately 35,000 square feet of office and warehouse space in Hoofddorp, Amsterdam, The Netherlands.

IGT-Australia owns a 303,800 square foot office production and warehouse facility in Sydney, New South Wales, Australia. Currently, IGT-Australia utilizes approximately 269,000 square feet of this space and subleases the remainder of the facility. In Wellington, New Zealand, IGT-Australia owns a 12,000 square foot office and warehouse facility. Additionally, IGT-Australia leases approximately 60,000 square feet of office and warehouse space in various locations throughout New South Wales.

Item 3.   Legal Proceedings
The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al., and Ahern v. Caesar's World, Inc., et al., which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendant's acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

In response to the complaints, all of the defentants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and seeking to transfer venue of the actions to Las Vegas. The
Court has granted the defendants' motion to transfer venue of the action to Las Vegas. Plaintiffs have responded to all motions, and have also propounded discovery with respect to each defendant on jurisdiciton, venue, and class issues. The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class.
A representative group of the defendants took the deposition of each plaintiff, and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions.

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

               Fiscal 1994            High           Low
               First Quarter        $ 41-1/4       $ 28-1/4
               Second Quarter         33-1/2         26-1/8
               Third Quarter          28-1/4         17-1/4
               Fourth Quarter         24-3/4         18-1/2


               Fiscal 1995            High           Low

               First Quarter        $ 20 7/8       $ 14 7/8
               Second Quarter         15 3/4         12 1/2
               Third Quarter          17             12 3/8
               Fourth Quarter         15 7/8         13


As of December 18, 1995 there were approximately 9,117 record holders of the Company's common stock which had a closing price of $11 on the same date.

The Company declared four quarterly dividends of $.03 per share in
both  fiscal  1994  and  fiscal  1995.   It  is  anticipated  that
comparable cash dividends will continue to be paid in the future.

The Company's transfer agent and registrar is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004,
(212) 509-4000.

Item 6.   Selected Financial Data


The following information has been derived from the Company's consolidated financial statements:
                                       Years Ended September 30,
(Amounts in thousands, except per share data)
                                1995     1994     1993     1992     1991
Selected Income Statement Data
  Total revenues              $620,786 $674,461 $478,030 $363,594 $233,002
  Income from continuing
    operations                $ 92,648 $140,447 $105,578 $ 63,284 $ 29,780
  Income from discontinued
    operations1               $      - $      - $ 13,447 $  1,500 $    450
  Net income                  $ 92,648 $140,447 $119,025 $ 64,784 $ 30,230
  Income per primary share from
     continuing operations    $   0.71 $   1.07 $   0.85 $   0.53 $   0.26
  Income per fully diluted
     share from
     continuing operations    $   0.71 $   1.05 $   0.80 $   0.51 $   0.26
  Net income per primary share$   0.71 $   1.07 $   0.96 $   0.54 $   0.26
  Net income per fully
     diluted share            $   0.71 $   1.05 $   0.90 $   0.52 $   0.26
  Cash dividends declared
     per common share         $   0.12 $   0.12 $   0.09 $      - $      -
  Average primary common and
     common equivalent shares
     outstanding               131,094  131,380  123,618  120,081  116,818
  Average common and common
     equivalent shares
     outstanding assuming
     full dilution             131,094  135,858  136,611  135,448  117,491

Selected Balance Sheet Data
  Working capital             $508,917 $480,698 $379,680 $257,063 $184,092
  Total assets                $971,698 $868,008 $646,593 $489,973 $345,605
  Convertible Subordinated
     Notes Payable            $      - $      - $ 59,998 $ 93,999 $ 92,536
  Long-term notes payable
     and capital lease
     obligations              $107,543 $111,468 $    617 $ 19,965 $ 20,767
  Stockholders' Equity        $554,090 $520,868 $378,549 $214,062 $123,747

1 Discontinued operations consist of casino operations which the Company sold during fiscal 1993. See Note 13 to the Consolidated
Financial Statements for further discussion.

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations

Results Of Operations
The Company operates principally in two lines of business: the manufacture and sale of gaming products (product sales), and gaming operations (proprietary systems and gaming equipment leasing).

Fiscal 1995 Compared to Fiscal 1994
Net income for fiscal 1995 was $92.6 million or $.71 per fully diluted share compared to fiscal 1994 net income of $140.4 million or $1.05 per fully diluted share. This decline in net income resulted from an 8% reduction in revenues, a 1% increase in total costs and expenses and a one-time pre-tax charge of $14.6 million related to the decline in value of the Company's investment in the common stock of Radica Games Limited, ("Radica"). The Company purchased approximately 11.2% of Radica for $5.9 million in cash and 374,436 shares of the Company's common stock, representing a total purchase price of $16.1 million, in fiscal 1994.

Revenues and Cost of Sales
The 8% decline in revenues resulted from a 19% reduction in product sales partially offset by a 27% increase in gaming operation revenues. The Company sold 74,000 gaming machines in fiscal 1995 compared to 95,000 gaming machines in fiscal 1994. The majority of this decline resulted from reduced sales to the Mississippi, Louisiana and Missouri riverboat markets and the Nevada casino market. During fiscal 1994, these markets accounted for a greater number of high volume sales in conjunction with the opening of a greater number of new casinos. Sales in the Native American market also declined in fiscal 1995.

The Company anticipates that the slower growth of the U.S. market experienced in fiscal 1995 will continue in the near future. This decreased rate of growth may be offset, in part, by future growth in international markets. The Company is pursuing international opportunities in a variety of jurisdictions including opportunities in South Africa, Asia and South America. The pace of growth within domestic and international markets is, however, outside the control of the Company and has been and continues to be influenced by public opinion and the legal and electoral processes. As a result, the Company cannot predict the rate at which domestic and international markets will develop and any slow down or delay in the growth of new markets will adversely affect the Company's future results. Additionally, the Company anticipates increased competition in the sales of gaming products with the recent and anticipated future governmental licensing of competitors.

The 27% increase in gaming operations revenue in fiscal 1995 was due to a 31% increase in proprietary systems revenue. The systems revenue increase resulted from both the introduction of new games within existing markets and the addition of new markets. As of September 30, 1995, there were approximately 8,700 linked progressive gaming machines operating on 36 IGT systems in nine jurisdictions compared to approximately 7,400 such machines operating at September 30, 1994. The increase in gaming operations revenue was partially offset by a 6% decline in leasing revenues. The Company anticipates that additional markets will continue to be approved for linked progressive games within the United States and internationally during fiscal 1996 and 1997. However, the Company has also experienced increased competition in the proprietary systems business.

The gross margin on product sales declined to 44% in fiscal 1995 compared to 47.2% in fiscal 1994. This reduction is primarily attributable to higher unit costs associated with lower production levels for the units sold during the first three quarters of the fiscal year. The gross margin in the fourth quarter improved to 45.8% compared to 43.3% for the first three quarters of fiscal
1995 reflecting improved operating efficiencies at lower production levels. The gross margin on gaming operations declined from 55.9% in fiscal 1994 to 52.4% in fiscal 1995 as a result of higher cost of interest sensitive annuities the Company purchases to fund jackpot payments.

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations, (continued)

Expenses
Selling, general and administrative expenses were $88.6 million for fiscal 1995, an increase of 5.6% or $4.7 million compared to the prior year. This increase is attributable to greater personnel and administrative costs throughout the Company.

Depreciation and amortization expense was $27.9 million during fiscal 1995, an increase of 39.0% or $7.8 million compared to the prior year. This increase is due to depreciable asset additions during the year and the acceleration of depreciation on existing leasehold improvements in response to the construction of a new manufacturing and office facility in Reno (See Note 17 to the Consolidated Financial Statements). The asset additions primarily included linked progressive systems games in conjunction with the expansion of the Company's systems business, manufacturing, administrative and engineering equipment and a new manufacturing and office facility in Australia, which replaced a leased facility.

Engineering expenses were $28.5 million for fiscal 1995, an increase of 22% or $5.1 million compared to the prior year. This increase is a result of additional engineering personnel utilized in the development of new gaming and systems products. The development of new gaming products and systems has been and remains an important part of the Company's long-term strategic plan and the Company expects to continue to devote substantial resources to research and development.

The provision for bad debts was $5.9 million for fiscal 1995, a decline of 18.4% or $1.3 million compared to the prior fiscal year. This reduction reflects the 19% decline in product sales during fiscal 1995 and a 12.9% decline in receivables from September 30, 1994.

Other Income and Expense
Interest income was $37.6 million for fiscal 1995, an increase of $8.0 million compared to fiscal 1994. This increase primarily resulted from the growth in progressive systems play which provides funds to the Company to pay future jackpot payments along with higher average interest rates earned on such funds. These funds are invested in income-providing investments until the amounts are paid out. Additionally, interest income earned on the Company's notes and contracts receivable increased due to higher balances during fiscal 1995 compared to fiscal 1994.

Interest expense was $20.4 million for fiscal 1995, an increase of $8.6 million compared to fiscal 1994. This increase was primarily due to the private placement of $100.0 million of 7.84% Senior Notes in September 1994, (see Note 12 to the Consolidated Financial Statements), and increased interest associated with the growth in jackpot liabilities. These increases were partially offset by the May 1994 conversion of the interest bearing Convertible Subordinated Notes into common stock.

The net gain (loss) on securities resulted in a loss of $12.0 million in fiscal 1995 compared to a gain of $935,000 in fiscal 1994. In the fourth quarter of fiscal 1995, the Company wrote down its investment in 2.1 million common shares of Radica to market value resulting in a $14.6 million charge to pre-tax income. Based on Radica's financial results for their quarter ended July 31, 1995, the Company deemed the decline in Radica's stock price was other than temporary. Radica realized its second consecutive and largest quarterly loss of $.08 per share for the quarter ended July 31, 1995. This write down was partially offset by net gains on the sale of other securities from the Company's investment portfolio.

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations, (continued)

Business Segments Operating Profit (see Note 2 of Notes to Consolidated Financial Statements)
Manufacturing and gaming operations operating profit reflects an allocation of a portion of selling, general, and administrative and engineering expenses to each of these business segments.

Manufacturing operating profit declined 35% or $60.1 million in fiscal 1995 compared to fiscal 1994 primarily as a result of a 19% decline in product sales and a reduction in the gross profit margin to 44% in fiscal 1995 from 47.2% in fiscal 1994.

Gaming operations operating profit increased 19% or $9.2 million in fiscal 1995. This improvement resulted from a 27% increase in gaming operations revenues due to the growth of proprietary systems revenue in existing and new markets. Partially offsetting this increase was a lower gross margin on gaming operations and increased depreciation expense due to the increase in gaming machines utilized on the linked progressive systems. The lower gross margin was a result of the higher cost of interest sensitive annuities purchased to fund the jackpot payments.

Foreign Operations
Approximately 18% of the Company's revenues in fiscal 1995 were derived outside of the United States. International operations are subject to certain risks, including but not limited to, unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's future sales or operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its foreign operations. As the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

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

The  increase in gaming operations revenues resulted from  an  18%
improvement in proprietary systems revenue due primarily to the expansion of the Mississippi and Colorado systems. Offsetting this increase, lease revenues declined 25% as lessees exercised options to purchase gaming equipment, the closure of certain casinos in Colorado and the Company's sale of its Nevada route operation in November 1992.

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations, (continued)

The gross margin on product sales declined to 47.2% in fiscal 1994 compared to 50.2% in fiscal 1993. This decline resulted primarily from increased sales of gaming machines with imbedded bill validators, which have lower gross profit margins, an increase in inventory obsolescence expense resulting from the introduction of new product lines in fiscal 1994, and to a lesser extent, an increase in large sales where the Company grants larger discounts.

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

Engineering expense increased 41% or $6.8 million to $23.3 million in fiscal 1994, due to the addition of engineering personnel to support the development of new gaming products and systems to meet the needs of developing gaming markets. In fiscal 1994, the Company introduced the "Winners Choice" product line for both the casino and video lottery markets.

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

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations, (continued)

In fiscal 1993, the Company recorded a gain of $10.1 million on the sale of securities held by the Company and, to a lesser extent, the sale of the Megapoker route (see Note 15 of the Notes to the Consolidated Financial Statements). In fiscal 1994, gains on the sale of securities held by the Company were offset by unrealized losses on other securities.

Business Segments Operating Profit (see Note 2 of Notes to Consolidated Financial Statements)
Manufacturing and gaming operations operating profit reflects an allocation of a portion of selling, general, and administrative and engineering expenses to each of these business segments.

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

Discontinued Operations
During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in PRC and the sale of CMS. The sale was part of the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

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

Liquidity And Capital Resources - Fiscal 1995

Working Capital
Working capital increased $28.2 million during fiscal 1995 to $508.9 million at September 30, 1995. This increase was primarily the result of a $98.9 million increase in cash and cash equivalents. This increase was partially offset by a $30.2 million decline in inventories, a $16.6 million reduction in accounts receivable, a $12.5 million reduction in investment securities and a $8.0 million increase in accounts payable.

The increase in cash and cash equivalents resulted from cash provided by operating activities of $153.4 million, cash used in investing activities of $56.9 million and cash provided by financing activities of $2.9 million. The $30.2 million or 29.0% decline in inventories consisted of a decline in raw materials of $20.0 million or 33.3% and a decline in finished goods of $11.4
million  or  28.0%.   These reductions were the  result  of  lower
product unit sales and improved inventory management. The $16.6 million reduction in accounts receivable also reflects the decline in product sales. The $8.0 million increase in accounts
payable        is        the       result        of        accrued

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations, (continued)

construction costs on the Company's new Reno, Nevada manufacturing facility upon which significant construction commenced during fiscal 1995 and increased accrued inventory purchases related to a new Australian product line. The $12.5 million decline in investment securities reflects the Company's decision to invest a greater percentage of its investment securities in cash equivalent instruments.

Cash Flow
During fiscal 1995, the Company's cash and cash equivalents increased $98.9 million to $241.6 million. Cash provided by (used
in) operating activities for the years ended September 30, 1995, 1994 and 1993 totaled $153.4 million, ($.5) million and $46.4 million, respectively. In fiscal 1995, cash provided by operating activities was increased by reductions in receivables and inventories and decreased by reductions in accrued and deferred income taxes. During fiscal 1994 and 1993, cash provided by (used in) operating activities was reduced by increases in receivables and inventories.

The Company's primary investing activities included the purchase of investments to fund liabilities to jackpot winners and the purchase of property, plant and equipment. Purchases of property, plant and equipment totaled $43.5 million, $56.8 million, $48.0 million and $36.2 million $33.5 million in fiscal 1995, 1994, 1993 and 19931992, respectively. In fiscal 1995, these purchases consisted primarily of costs associated with construction of the Company's manufacturing facility. In fiscal 1994, the Company purchased a manufacturing and office facility in Sydney, Australia for approximately $13.0 million and a 78-acre site in Reno, Nevada for the Company's facilities expansion for approximately $6.0 million. Additionally, purchases of office furniture and computer equipment to support the Company's expansion contributed to cash used in investing activities each year. In addition, in fiscal 1993, the Company acquired two office buildings for $5.2 million and a $10.0 million aircraft for regional and international travel needs. The Company is currently building a headquarters and manufacturing facility on the above mentioned 78-acre site with an estimated construction cost of $82.4 million (see Note 17 to the Consolidated Financial Statements). The Company anticipates that the manufacturing facility will be completed in the second calendar quarter of 1996 and that the headquarters will be completed in late calendar 1996, absent unexpected delays. The funds for the construction of this facility as well as the other capital expenditures anticipated during fiscal 1996 will be derived from the Company's existing cash flow and the proceeds received from the September 1994 private placement of Senior Notes.

The primary source of cash from financing activities included $92.6 million, $62.8 million and $48.0 million in proceeds from systems to fund liabilities to jackpot winners for the years ended September 30, 1995, 1994 and 1993, respectively, and in fiscal 1994, $112.9 million in proceeds received from long-term debt borrowings. The long-term debt proceeds included a $100.0 million private placement of Senior Notes (see Note 12 to the Consolidated Financial Statements) and proceeds from bank borrowings of $13.0 million ($18.0 million Australian). Financing activities offsetting these increases were the repurchase of $56.1 and $57.1 million of the Company's common stock in fiscal 1995 and 1994, respectively, and the payment of cash dividends. Cash dividends were paid in 1995, 1994 and 1993 totaling $15.6 million, $15.5 million and $7.4 million, respectively.

Stock Repurchase Plan
On October 3, 1989, the Board of Directors authorized the repurchase of up to 10% of the Company's then outstanding shares. Pursuant to such Board action, a total of 8,338,904 shares (as adjusted for the two-for-one stock splits effective July 16, 1990, August 23, 1991, March 24, 1992, and March 17, 1993) had been repurchased as of September 30, 1990. On October 4, 1990, the Board reaffirmed this authorization and authorized a further repurchase of 12.0 million shares to a total of 23.6 million shares. During the three years

Item 7.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations, (continued)

ended September 30, 1993, the Company repurchased an additional 2,768,876 shares for an aggregate purchase price of $8,895,000. During the fiscal years ended September 30, 1994 and 1995, the Company repurchased 2,941,400 shares for an aggregate purchase price of $57,100,000 and 4,169,400 shares for an aggregate purchase price of $56,121,219, respectively.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at September 30, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

The FASB issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires certain disclosures about the impact on results of operations of the fair value of stock-based employee compensation arrangements. Management believes that if SFAS No. 123 had been adopted at September 30, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

Reclassifications
Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1995.

Lines of Credit
As of September 30, 1995, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At September 30, 1995, $47.9 million was available under this line of credit.

IGT-Australia had a $4,440,000 (Australian) bank line of credit available as of September 30, 1995. Interest is paid at the lender's reference rate plus 1%. This line is supported by a comfort letter from the Company, and has a provision for review and renewal annually in January. At September 30, 1995, no funds were drawn under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements and its Senior Notes which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Impact of Inflation
Inflation has not had a significant effect on the Company's operations during the three fiscal years in the period ended September 30, 1995.

Item 8.   Consolidated Financial Statements And Supplementary Data

Index to Financial Statements                               Page

Independent Auditors' Report                                 34

Consolidated Statements of Income for the
years ended September 30, 1995, 1994 and 1993                35

Consolidated Balance Sheets,
September 30, 1995 and 1994                                  37

Consolidated Statements of Cash Flows for the
years ended September 30, 1995, 1994 and 1993                39

Consolidated Statements of Changes in Stockholders'
Equity for the years ended September 30, 1995, 1994 and 1993 41

Notes to Consolidated Financial Statements                   42
Independent Auditors' Report

To the Stockholders and Board of Directors
     of International Game Technology:
We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and Subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 3, 1995

International Game Technology and Subsidiaries
Consolidated Statements Of Income
                                    Years Ended September 30,
(Dollars in thousands except per share amounts)
                                   1995        1994        1993
Revenues
 Product sales                    $416,424    $514,121    $335,641
 Gaming operations                 204,362     160,340     142,389
 Total revenues (including
   related party transactions
   of $27,080, $36,845,
   and $15,589)                    620,786     674,461     478,030
Costs and Expenses
 Cost of product sales             233,367     271,374     167,017
 Gaming operations                  97,263      70,692      62,715
 Selling, general and
   administrative                   88,551      83,871      57,526
 Depreciation and amortization      27,896      20,074      20,196
 Research and development           28,491      23,345      16,523
 Provision for bad debts             5,877       7,199       3,815
 Total costs and expenses          481,445     476,555     327,792
Income from Operations             139,341     197,906     150,238
Other Income (Expense)
 Interest income                    37,575      29,531      26,283
 Interest expense                  (20,374)    (11,794)    (12,749)
 Gain (loss) on securities, net    (12,033)        935       9,505
 Gain (loss) on the sale of assets      83        (797)        585
 Other                                 172      (1,021)        282
 Other income, net                   5,423      16,854      23,906
Income from Continuing Operations
 Before Income Taxes               144,764     214,760     174,144
Provision for Income Taxes          52,116      74,313      68,566
Income from Continuing Operations   92,648     140,447     105,578
Discontinued Operations
 Income from operations, net
   of taxes of $257                      -           -         705
 Gain on disposition, net of
   taxes of $8,888                       -           -      12,742
 Income from discontinued operations     -           -      13,447
Net Income                        $ 92,648    $140,447    $119,025


International Game Technology and Subsidiaries
Consolidated Statements of Income (continued)
                                          Years Ended September 30,
(Dollars in thousands except per
   share amounts)                         1995      1994       1993
Primary Earnings Per Share
    Income from continuing operations   $  0.71   $  1.07   $   0.85
    Income from discontinued operations       -         -       0.11
      Net Income                        $  0.71   $  1.07   $   0.96
Fully Diluted Earnings Per Share
    Income from continuing operations   $  0.71   $  1.05   $   0.80
    Income from discontinued operations       -         -       0.10
      Net Income                        $  0.71   $  1.05   $   0.90

Weighted Average Common and Common
    Equivalent Shares Outstanding   131,093,571 131,380,236 123,617,815

Weighted Average Common Shares
    Outstanding
    Assuming Full Dilution          131,093,571 135,857,506 136,610,507

  The accompanying notes are an integral part of these consolidated financial statements.

International Game Technology and Subsidiaries
Consolidated Balance Sheets
                                                  September 30,
(Dollars in thousands)                         1995          1994
Assets
  Current Assets:
    Cash and cash equivalents               $241,613        $142,730
    Investment securities, at market value    47,813          60,320
      Accounts receivable (including $837
      and $5,557 due from related parties),
      net of allowances for doubtful
      accounts of $5,182 and $3,956          113,196         129,796
    Current maturities of long-term notes
      and contracts receivable (including
      $8,744 and $5,244 due from related
      parties), net of allowances             80,271          81,007
    Inventories, net of allowances for
      obsolescence of $14,902 and $13,864:
      Raw materials                           39,526          59,498
      Work-in-process                          4,836           3,604
      Finished goods                          29,463          40,908
      Total inventories                       73,825         104,010
    Deferred income taxes                     25,336          19,615
    Investments to fund liabilities to
      jackpot winners                         19,465          15,105
    Prepaid expenses and other                 5,117           6,507
      Total current assets                   606,636         559,090
  Long-Term Notes and Contracts Receivable
    (including $2,801 and $9 due from
      related parties), net of allowances
      and current maturities                  43,511          61,212
  Property, Plant and Equipment, at cost:
    Land                                      13,910          13,691
    Buildings                                 14,270          13,344
    Gaming operations equipment               68,096          60,785
    Manufacturing machinery and equipment     62,454          59,227
    Leasehold improvements                    12,362           9,393
    Construction in progress                  23,999               -
    Total                                    195,091         156,440
    Less accumulated depreciation and
      amortization                           (75,793)        (59,195)
      Property, plant and equipment, net     119,298          97,245
  Investments to Fund Liabilities to
      Jackpot Winners                        167,398         131,036
  Deferred Income Taxes                       27,735           1,805
  Other Assets                                 7,120          17,620
      Total Assets                          $971,698        $868,008

                             (continued)

International Game Technology and Subsidiaries
Consolidated Balance Sheets (continued)

                                                     September 30,
(Dollars in thousands)                            1995          1994
Liabilities and Stockholders' Equity
  Current Liabilities:
    Current maturities of long-term notes
      payable and capital lease obligations        $7,385     $2,613
    Accounts payable                               28,862     20,890
    Jackpot liabilities                            25,072     18,562
    Accrued employee benefit plan liabilities      11,302     17,509
    Accrued dividends payable                       3,866      3,971
    Accrued vacation liability                      5,664      4,542
    Other accrued liabilities                      15,568     10,305
      Total current liabilities                    97,719     78,392
  Long-Term Notes Payable and Capital
    Lease Obligations, Net of Current Maturities  107,543    111,468
  Long-Term Jackpot Liabilities                   212,341    146,640
  Deferred Income Taxes                                 -     10,618
  Other Liabilities                                     5         22
      Total liabilities                           417,608    347,140

  Commitments And Contingencies

  Stockholders' Equity:
    Common stock, $.000625 par value;
      320,000,000 shares authorized;
      150,118,534 and 149,465,774
      shares issued                                    94         93
    Additional paid-in capital                    231,338    226,712
    Retained earnings                             463,039    385,511
    Treasury stock; 21,268,046 and
      17,098,646 shares, at cost                 (143,281)   (87,160)
    Net unrealized gain (loss) on
      investment securities                         2,900     (4,288)
      Total stockholders' equity                  554,090    520,868
      Total Liabilities and Stockholders' Equity $971,698   $868,008


  The accompanying notes are an integral part of these consolidated financial statements.

International Game Technology and Subsidiaries
Consolidated Statements of Cash Flows

                                        Years Ended September 30,
(Dollars in thousands)                  1995      1994      1993
Cash Flows from Operating Activities
  Net income                          $92,648   $140,447  $119,025
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization       27,896     20,074    20,196
   Amortization of long-term debt
     discount and offering costs            -        545     1,517
   Provision for bad debts              5,877      7,199     3,815
   Provision for inventory obsolescence 9,347      8,668       981
   (Gain) loss on sale of assets       11,950       (138)  (10,090)
   Gain on sale of discontinued
     operations                             -          -   (12,742)
   Donated common stock                     -        500       250
   (Increase) decrease in assets:
     Receivables                       29,929    (89,605)  (65,531)
     Inventories                        9,950    (52,157)  (24,448)
     Prepaid expenses and other        (3,050)    (2,688)  (11,644)
     Other assets                     (11,477)    (8,561)    4,082
   Increase (decrease) in liabilities:
     Accounts payable and accrued
       liabilities                      7,992     (3,493)    7,918
     Accrued and deferred income
       taxes payable, net of tax
       benefit of stock option and
       purchase plans                 (27,007)   (21,949)   12,862
   Other                                 (699)       615       245
     Total adjustments                 60,708   (140,990)  (72,589)
     Net cash provided by
       (used in) operating activities 153,356       (543)   46,436

                             (continued)

International Game Technology and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                        Years Ended September 30,
(Dollars in thousands)                  1995      1994      1993
Cash Flows from Investing Activities
   Investment in property, plant
     and equipment                    (43,537)  (56,839)  (36,159)
   Proceeds from sale of property,
     plant and equipment                6,806     6,334     9,206
   Purchase of investment securities  (13,861) (114,265) (154,515)
   Proceeds from sale of investment
     securities                        34,385   186,868   110,460
   Proceeds from investments to fund
     liabilities to jackpot winners    20,353    15,932    11,139
   Purchase of investments to fund
     liabilities to jackpot winners   (61,075)  (70,025)  (46,262)
   Investment in and advances to
     unconsolidated affiliates              -          -    29,749
     Net cash used in investing
        activities                    (56,929)  (31,995)   (76,382)

Cash Flows from Financing Activities
   Principal payments on debt            (458)     (523)      (796)
   Payments on jackpot liabilities    (20,353)  (15,932)   (11,139)
   Collections from systems to fund
     jackpot liabilities               92,564    62,776     48,003
   Proceeds from stock options
     exercised                          1,920     1,261      3,514
   Proceeds from employee stock
     purchases                            958     1,035        869
   Payments for purchase of treasury
     stock                            (56,121)  (57,097)         -
   Payments of cash dividends         (15,631)  (15,495)    (7,351)
   Proceeds from long-term debt             -   112,904          -
     Net cash provided by financing
       activities                       2,879    88,929     33,100

  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents             (423)      993       (846)
  Net Cash Provided by Continuing
      Operations                       98,883    57,384      2,308
  Net Cash Provided by Discontinued
      Operations                            -         -     13,879
  Net Increase in Cash and Cash
      Equivalents                      98,883    57,384     16,187
  Cash and Cash Equivalents at
   Beginning of Year                  142,730    85,346     69,159
  Cash and Cash Equivalents at
      End of Year                    $241,613  $142,730   $ 85,346


  The accompanying notes are an integral part of these consolidated financial statements.

International Game Technology and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                        Years Ended September 30,
(Dollars in thousands)                  1995       1994       1993
Common Stock
   Balance at beginning of year
     Shares: 130,602 in 1993, 138,939
     in 1994 and 149,466 in 1995         $93          $87           $82
   Stock options exercised
     Shares: 2,731 in 1993, 758 in
       1994 and 573 in 1995                1            -             2
   Conversion of subordinated notes
     Shares: 5,527 in 1993 and
       9,339 in 1994                       -            6             3
   Balance at end of year
     Shares: 150,119 in 1995             $94          $93           $87
Additional Paid-In Capital
   Balance at beginning of year     $226,712     $146,869       $85,584
   Stock options exercised             2,877        4,826         8,387
   Tax benefit of stock options        1,749        5,131        18,137
   Donated stock                           -          500           250
   Conversion of subordinated notes        -       59,136        34,511
   Purchase of Radica interest             -       10,250             -
     Balance at end of year         $231,338     $226,712      $146,869
Retained Earnings
   Balance at beginning of year     $385,511     $259,125      $151,922
   Currency translation adjustments      769        1,659          (727)
   Dividends declared                (15,889)     (15,720)      (11,095)
   Net income                         92,648      140,447       119,025
     Balance at end of year         $463,039     $385,511      $259,125
Treasury Stock
   Balance at beginning of year     ($87,160)    ($27,532)     ($23,526)
   Purchase of treasury stock        (56,121)     (59,628)       (4,006)
     Balance at end of year        ($143,281)    ($87,160)     ($27,532)
Net Unrealized Gain (Loss) on
 Investment Securities
   Balance at beginning of year      ($4,288)     $     -       $     -
    Net unrealized loss on
     investment securities at
     October 1, 1994                    (649)           -             -
   Net unrealized gain (loss) on
     investment securities             1,808       (4,288)            -
    Recognized loss on investment
     security                          6,029            -             -
     Balance at end of year           $2,900      ($4,288)      $     -

  The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

1.   Organization and Summary of Significant Accounting Policies

Organization
International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: I.G.T.-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT-Japan k.k. ("IGT-Japan"); I.G.T.-Argentina S.A. ("IGT-Argentina"); IGT-do Brazil Ltda. ("IGT-Brazil"); and International Game Technology-Africa (Pty) Ltd. ("IGT-Africa").

IGT is the largest manufacturer of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures "SMART" systems which monitor slot machine play and track player activity, as well as wide area progressive systems. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor lottery video gaming terminals and has developed specialized lottery video gaming terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

IGT-Australia, located in Sydney, Australia, manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

IGT-Europe was established in The Netherlands in February 1992 to distribute and market gaming products in Eastern and Western Europe and Northern Africa. Prior to providing direct sales, the Company sold its products in these markets through a distributor.

IGT-Iceland was established in September 1993 to provide system software, machines, equipment and technical assistance to support Iceland's video lottery operations.

IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. On April 16, 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market.

IGT-Argentina was established in December 1993 and opened an office in Buenos Aires, Argentina to distribute and market gaming products in Argentina and Peru.

IGT-Brazil opened an office Sao Paulo, Brazil in October 1994 and subsequently was incorporated in March 1995 to distribute and market gaming products in Brazil.

IGT-Africa opened an office in September 1994 in Johannesburg South Africa and subsequently was incorporated in October 1995 to distribute and market gaming products in Southern Africa.

Unless the context indicates otherwise, references to "International Game Technology", "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 686-1200.

Discontinued Operations
During fiscal 1993, the Company divested its investments in casino operations through the sale of its interest in the President Riverboat Casinos, Inc. ("PRC") and CMS-International ("CMS"). These dispositions were made as part of the Company's strategy to focus on its core businesses of manufacturing machines and the development of proprietary systems software.

Iowa Riverboat Corporation ("IRC"), a wholly-owned subsidiary of the Company, established in March 1990, was a 40% partner in an Iowa partnership that owned and operated the President riverboat casino and the Blackhawk Hotel in Davenport, Iowa. International Acceptance Corporation ("IAC"), also a wholly-owned subsidiary of the Company, owned 45% of a riverboat excursion operation and the permanently docked Admiral riverboat in St. Louis, Missouri. In December 1992, the Company contributed the assets of IRC and IAC to PRC in exchange for 1,671,429 shares of PRC common stock. These shares were subsequently sold to the public as part of an initial public offering of PRC common stock on December 17, 1992 (see Note 13 of Notes to the Consolidated Financial Statements).

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

Product Sales
The Company makes product sales for cash, on normal credit terms (90 days or less), over longer term installments, and through participation in the net winnings of the machines until the purchase price is paid. Generally, sales are recorded when the products are shipped and title passes to the customer.

Gaming Operations
Gaming operations revenues consist of revenues relating to the operations of the proprietary systems division, a share of the net gaming winnings from the operation of machines at customer locations, and the lease and rental of gaming and video lottery machines. Revenue from systems products installed in New Jersey casinos is not recognized until receipt is assured.

The Company's linked proprietary systems are operated in Colorado, Louisiana, Mississippi, Nevada, New Jersey, South Dakota and in Native American casinos and internationally in Iceland and Macau.

In Atlantic City, each system is operated by an independent trust managed by representatives from the participating casinos. The trust records a liability to the Company for annual casino fees as well as machine rental fees. Payments to jackpot winners are made by the trust.

In Louisiana, Mississippi, Nevada, South Dakota and the Native American casinos, the systems are operated by the Company and the casinos pay a percentage of play to the Company. In Colorado, the Company operates the systems and charges the casinos a machine rental and service fee. The Company recognizes the amounts received from the casinos as revenue. In these jurisdictions, the jackpots resulting from progressive system play are a legal liability of the Company under the systems operating agreements. The jackpots are paid in equal installments without interest over a ten to twenty-five year period. The Company records the cost of investments to fund the annual jackpot payments to winners as a part of gaming operations expense. These costs totaled $88.8 million, $66.7 million, and $61.1 million during the years ended September 30, 1995, 1994, and 1993, respectively.

In Macau and Iceland, the Company receives a percentage of the net win.

Jackpot  liabilities  in the amount of the present  value  of  the jackpots are recorded concurrently with the recognition of the related revenue. Jackpot liabilities include jackpots won and amounts accrued for jackpots not yet won that are contractual obligations of the Company. At September 30, 1995 and 1994, the Company had accrued, net of unamortized discounts, approximately $237.4 million and $165.2 million respectively, for outstanding progressive jackpot liabilities. At September 30, 1995 and 1994, the unamortized discount on such liabilities totaled $137.7 million and $111.5 million, respectively. The Company amortizes the discounts on the liabilities, recognizing it as interest expense, and records commensurate interest income on the investments purchased to fund the payments to the jackpot winners. During fiscal 1995, 1994 and 1993, the Company recorded interest expense on jackpot liabilities of $12.1 million, $8.4 million and $5.9 million, respectively. The Company is required to maintain cash and investments relating to systems liabilities in separate accounts.

The following table shows the revenues recorded from gaming operations.

                                    Years Ended September 30,
      (Dollars in thousands)          1995      1994      1993
       Proprietary Systems        $191,607  $146,800  $124,275
       Lease Operations             12,755    13,540    18,114
       Total                      $204,362  $160,340  $142,389

Research and Development
Research and development costs are expensed as incurred.

Cash and Cash Equivalents
This includes cash required for funding current systems jackpot payments as well as purchasing investments to meet obligations for making payments to jackpot winners. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less they are considered cash equivalents. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

Investment Securities
Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investment securities have been classified as "available-for-sale" and stated at market value, with unrealized gains and losses, net of income tax effects, excluded from income and reported in a separate component of stockholders' equity for fiscal 1995. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations. Investment securities at September 30, 1994 were carried at the aggregate lower of cost or market.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization
Depreciation and amortization are provided on the straight-line method over the following useful lives:

    Gaming operations equipment         1 to 5 years
    Manufacturing machinery and
       equipment                        3 to 5 years
    Buildings                           40 years
    Leasehold improvements              Term of Lease
    Building under capital lease        Term of Lease

Maintenance and repairs are expensed as incurred. The costs of improvements are capitalized. Gains or losses on the disposition of assets are included in income.

Investments to Fund Liabilities to Jackpot Winners
These investments represent discounted U.S. Treasury Securities purchased to meet obligations for making payments to linked progressive systems jackpot winners. The Company has both the intent and ability to hold these investments to maturity and, therefore, has classified them as held-to-maturity under the provisions  of  SFAS No. 115.  Accordingly, these investments  are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. There were no gross unrealized losses or gains at September 30, 1995. Securities in this portfolio have maturity dates through 2014.

Other Assets
Other  assets  include the Company's investment  in  Radica  Games
Limited ("Radica"), a manufacturer of non-gambling casino theme games, debt issue and placement costs, deposits, patents, goodwill, gaming rights and certain investments. Debt issue costs are amortized as a component of interest expense over the term of the related debt (see Note 11). The cost of gaming rights is amortized on a straight-line basis over the terms of the agreements. Patents and goodwill are amortized over periods of seven years and five years, respectively. During fiscal 1994, the Company accounted for its non-current investment in Radica at the lower of cost or market, based on quoted market prices. At
September 30, 1994, the Company recorded an unrealized loss on this investment of $4,288,000 as a separate component of stockholders' equity. During the fourth quarter of fiscal 1995, the Company deemed the decline in Radica's stock price to be other than temporary; accordingly the Company recorded a pretax charge to income of $14.6 million.

Earnings Per Share
Earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding.

Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars for consolidated reporting purposes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. All asset and liability accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation adjustments have been accumulated as a component of stockholders' equity, being netted against retained earnings due to the immateriality of the amounts. The effect on the consolidated statements of operations of translation gains and losses is insignificant for all years presented.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at September 30, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

The FASB issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires certain disclosures about the impact on results of operations of the fair value of stock-based employee compensation arrangements. Management believes that if SFAS No. 123 had been adopted at September 30, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

Reclassifications
Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1995.

2.   Business Segments

The Company operates principally in two lines of business: the manufacture of gaming products and gaming operations. The table below presents information as to the Company's operations in different industries.

                                           Years Ended September 30,
  (Dollars in thousands)                 1995        1994         1993
  Revenues
   Manufacture of gaming products     $416,424    $514,121     $335,641
   Gaming operations                   204,362     160,340      142,389
     Total                            $620,786    $674,461     $478,030

  Operating Profit
   Manufacture of gaming products     $109,465    $169,541     $123,320
   Gaming operations                    58,137      48,964       41,620
     Total                             167,602     218,505      164,940

  Other Income (Expense), Including
   Interest Expense                    (22,838)     (3,745)       9,204
  Income from Continuing Operations
   Before Income Taxes                $144,764    $214,760     $174,144

  Capital Expenditures
   Manufacture of gaming products     $ 25,351    $ 17,854     $  8,499
   Gaming operations                    19,240      29,488       20,269
   Corporate                            10,944      25,840       17,345
     Total                            $ 55,535    $ 73,182     $ 46,113

  Depreciation and Amortization
   Manufacture of gaming products     $  2,855    $  2,610     $  1,740
   Gaming operations                    13,963      11,526       14,699
   Corporate                            11,078       5,938        3,757
     Total                            $ 27,896    $ 20,074     $ 20,196

  Identifiable Assets
   Manufacture of gaming products     $364,161    $364,368     $262,454
   Gaming operations                   260,968     215,746      151,234
   Corporate                           346,569     287,894      232,905
     Total                            $971,698    $868,008     $646,593


The Company has operations based in the United States, Australia and Europe. The table below presents information as to the Company's operations by geographic region.

                                 Years Ended September 30,
  (Dollars in thousands)        1995        1994         1993
  Revenues
   North America             $586,559    $634,391     $441,440
   Australia                   33,641      42,270       39,681
   Europe                      21,592      10,969       11,485
   Eliminations               (21,006)    (13,169)     (14,576)
     Total                   $620,786    $674,461     $478,030

  Operating Profit (Loss)
   North America             $169,694    $219,598     $168,078
   Australia                   (5,873)      1,507        5,078
   Europe                       4,044       1,573       (1,808)
   Eliminations                  (263)     (4,173)      (6,408)
     Total                    167,602     218,505      164,940

  Other Income (Expense),
      Including
   Interest Expense           (22,838)     (3,745)      9,204

  Income From Continuing
      Operations
   Before Income Taxes       $144,764    $214,760    $174,144

  Identifiable Assets
   North America             $914,410    $812,496    $608,519
   Australia                   44,165      44,759      27,067
   Europe                      13,123      10,753      11,007
     Total                   $971,698    $868,008    $646,593

On a consolidated basis the Company does not recognize intersegment revenues or expenses upon the transfer of gaming products between segments. Operating profit is revenue and interest income less cost of sales and operating expenses, including related operating depreciation and amortization, provisions for bad debts, and an allocation of a portion of selling, general and administrative and research and development expenses. Other income (expense) includes interest expense, interest income and gain (loss) on sale of assets.

During the fiscal years ended September 30, 1995, 1994 and 1993, the Company made net sales of $41.0 million, $49.9 million and $40.2 million respectively, to Sodak Gaming, the Company's principal distributor of gaming products to Native American reservations. These sales aggregated approximately 9.8%, 9.7% and 12.0% of the Company's total product sales for the fiscal years 1995, 1994 and 1993, respectively. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales as other means of distribution to this market are available.

The Company had total export sales from the United States of approximately $12,358,000, $13,190,000 and $13,522,000 during the
fiscal   years   ended  September  30,  1995,   1994   and   1993,
respectively.

3.   Investment Securities

A summary of investment securities at September 30, 1995 follows:
                                     Gross        Gross
                            Net    Unrealized  Unrealized   Market
  (Dollars in Thousands)    Cost     Gains       Losses     Value
  September 30, 1995
  United States Government
   and Agency Obligations  $3,927     $49       $   -       $3,976
  Corporate Bonds          17,997       9      (1,169)      16,837
  Equity Securities        21,428   6,499        (927)      27,000
                          $43,352  $6,557     ($2,096)     $47,813

At September 30, 1995, debt securities had maturity dates ranging from one month to two years. The proceeds from sales of available-for-sale securities in fiscal 1995 were $34.4 million and the gross realized gains and gross realized losses on those sales were $2,996,000 and $886,000, respectively.

A summary of investment securities at September 30, 1994 follows:

                                     Gross       Gross
                            Net    Unrealized  Unrealized  Market
  (Dollars in Thousands)    Cost     Gains       Losses    Value
  September 30, 1994
  United States Government
   and Agency Obligations $11,067     $30       $   -      $11,097
  Corporate Bonds          10,827       -      (1,160)       9,667
  Equity Securities        29,670   1,522        (914)      30,278
  Other                     9,754       -        (476)       9,278
                          $61,318  $1,552     ($2,550)     $60,320

4.   Notes and Contracts Receivable

The Company grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

The Company has provided loans, principally for financial assistance, to several customers. At September 30, 1995 and 1994, the balance of such loans totaled $2,728,000 and $1,002,000, respectively. There were no allowances for doubtful loans as of September 30, 1995 and 1994. These loans are generally for terms of one to five years with interest at prevailing rates.
Notes to Consolidated Financial Statements, (continued)

The following table represents the estimated future collections of notes and contracts receivable (net of allowances) at September
30, 1995:

           (Dollars in thousands)
           Years Ending September 30,    Estimated Receipts
            1996                              $ 80,271
            1997                                22,690
            1998                                15,463
            1999                                 2,141
            2000                                   775
            2001 and after                       2,442
                                              $123,782


At  September  30,  1995  and 1994, the following  allowances  for doubtful notes and contracts were netted against current and long-
term maturities:
                                     September 30,
           (Dollars in thousands)    1995      1994
           Current                  $3,465    $3,729
           Long-term                10,149    9,707
                                    $13,614   $13,436


5.   Lines of Credit

As of September 30, 1995, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At September 30, 1995, $47.9 million was available under this line of credit.

IGT-Australia had a $4,440,000 (Australian) bank line of credit available as of September 30, 1995. Interest is paid at the lender's reference rate plus 1%. This line is supported by a comfort letter from the Company, and has a provision for review and renewal annually in January. At September 30, 1995, no funds were drawn under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements and its Senior Notes which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.
Notes to Consolidated Financial Statements, (continued)

6.   Notes Payable, Capital Lease Obligations and Liabilities to
Jackpot Winners

Notes payable and capital lease obligations consist of the
following as of:
                                             September 30,
  (Dollars in thousands)                  1995          1994

  Senior notes (see Note 12)          $100,000      $100,000
  Australian cash advance
     facility (see Note 12)             13,600        13,212
  Capital lease obligations
     (see Note 9)                          320           632
  Other notes payable                    1,008           237
    Total                              114,928       114,081
  Less current maturities                7,385         2,613
  Long-term notes payable and
    capital lease obligations,
    net of current maturities         $107,543      $111,468

The  following  table represents the future fiscal year  principal payments of these notes and capital lease obligations at September
30, 1995:
      (Dollars in thousands)
      Years Ending September 30,   Principal Payments

      1996                              $7,385
      1997                               5,271
      1998                              16,572
      1999                              14,300
      2000                              14,300
      2001 and after                    57,100
                                      $114,928

From the Colorado, Louisiana, Mississippi, Nevada, South Dakota and Native American systems, the Company receives a percentage of the amount played or machine rental and service fee from the linked progressive systems to fund the related jackpot payments. The jackpots are paid in equal annual installments without interest over a ten to twenty-five year period. The following schedule sets forth the future fiscal year principal payments for the jackpot winners under these systems at September 30, 1995:

      (Dollars in thousands)
      Years Ending September 30,   Principal Payments
      1996                              $20,353
      1997                               19,854
      1998                               19,173
      1999                               19,173
      2000                               19,173
       2001 and after                   227,695
                                       $325,421

7.   Income Taxes

During  1993,  the Company adopted SFAS No. 109,  "Accounting  for
Income Taxes." The impact of adopting this new standard was not material to any of the consolidated financial statements of the Company for 1993. Prior to 1993, the Company accounted for income taxes under SFAS No. 96.

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The Company determines the net current deferred tax asset or liability and the net noncurrent asset or liability separately for federal, state, and foreign jurisdictions.

The   effective  income  tax  rates  on  income  attributable   to
continuing  operations  differ from the  statutory  United  States federal income tax rates as follows:
                                      Years Ended September 30,
(Dollars in thousands)           1995            1994           1993

                           Amount  Rate    Amount  Rate    Amount   Rate
Taxes at federal
  statutory rate         $50,667  35.0%  $75,166  35.0%  $60,602  34.8%
Foreign subsidiaries tax      15   0.0       342   0.2     2,402   1.4
State income tax, net      1,431   1.0     2,096   1.0     2,273   1.3
Foreign sales corporation   (577) (0.4)   (1,171) (0.5)   (1,280) (0.7)
Other, net                   580   0.4    (2,120) (1.1)    4,569   2.6
Provision for income taxes
  for income from
  continuing operations  $52,116  36.0%  $74,313  34.6%  $68,566  39.4%

During 1993, enacted changes in United States federal legislation increased the income tax rate from 34% to 35%. A blended rate was utilized in fiscal 1993, and the full 35% rate is used for the subsequent years.

Components of the provision for income taxes on income from continuing operations were as follows:

                                      Years Ended September 30,
(Dollars in thousands)              1995         1994        1993
Current
 Federal                         $93,919      $86,112       $78,544
 State                             3,778        4,143         3,497
 Foreign                          (3,780)       1,115         5,111
 Total current                    93,917       91,370        87,152
Deferred
 Federal                         (39,494)     (15,797)      (18,586)
 State                            (2,119)        (918)            -
 Foreign                            (188)        (342)            -
 Total deferred                  (41,801)     (17,057)      (18,586)
Provision for income taxes for
 income from continuing
 operations                      $52,116      $74,313       $68,566


Total fiscal 1995 pre-tax income consists of $140,635,000 subject to Unite d States taxation and $4,129,000 of foreign taxable income. Total fiscal 1994 pre-tax income consists of $209,208,000 subject to United States taxation and $5,552,000 of foreign taxable income.
Total fiscal 1993 pre-tax income consists of $164,625,000 subject to United States taxation and $9,519,000 of foreign taxable income.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               September 30,
(Dollars in thousands)                        1995        1994
Deferred tax liabilities
 Reserve differential for gaming activities $     -      ($10,161)
 Other                                       (1,488)       (2,258)
                                             (1,488)      (12,419)
Deferred tax assets
 Receivable reserve                           6,258         5,291
 Reserves not currently deductible            4,839         6,438
 Reserve differential for gaming activities  27,332         6,280
 Difference between book and tax basis
  of property                                   682           814
 Foreign subsidiaries                         4,793         3,137
 Unrealized loss on investments               4,087             -
 State income taxes                           4,100             -
 Other                                        2,468         1,261
                                             54,559        23,221
Net deferred tax asset                      $53,071       $10,802

Reflected in the consolidated balance
   sheets as:
 Current deferred asset - net               $25,336       $19,615
 Noncurrent deferred asset - net             27,735         1,805
 Noncurrent deferred liability - net              -       (10,618)
Net deferred tax asset                      $53,071       $10,802

8.   Employee Benefit Plans

Employee Profit Sharing Plans
In 1980, the Company adopted a qualified profit sharing retirement plan for its employees working in the United States. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Benefits vest over a seven-year period of employment. Under a discretionary program effective January 1, 1986, and reviewable by the Board annually, contributions are based on 5% of annual consolidated pre-tax operating profits (excluding IGT-Australia, IGT-Europe, IGT-Japan and operations in China) above a set minimum. Effective for fiscal 1995, 1994 and 1993, the minimum pre-tax operating profits were $42,000,000, $78,700,000 and $44,000,000 respectively, before any allocation to the Plan.

Additionally, a cash sharing plan was adopted effective January 1, 1986, in which 5% of annual consolidated pre-tax operating profits (excluding IGT-Australia) in excess of $42,000,000, $78,700,000 and $44,000,000 for 1995, 1994 and 1993, respectively, are distributed to all non IGT-Australia employees on a semi-annual basis. Contributions to the plan are reviewed annually by the Board.

Total consolidated profit sharing and cash sharing expense was $10,593,000, $13,239,000 and $12,564,000 for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The Company's other foreign subsidiaries have similar retirement and cash sharing plans with one of the plans designed as a superannuation program.

The  Company maintains a discretionary management bonus  plan  and
IGT maintains a marketing management bonus plan in which key employees participate. Effective January 1, 1986, 5% of IGT's annual consolidated pre-tax operating profits (in excess of $42,000,000, $78,700,000 and $44,000,000 for 1995, 1994 and 1993,
respectively) are distributed under the management bonus plan. Bonuses for IGT marketing management are computed in part by using a formula based on product sales levels and gross profit margins achieved. Total consolidated expense under these plans was $6,411,000, $7,496,000 and $8,435,000 for the fiscal years ended
September 30, 1995, 1994 and 1993, respectively.

Stock Option Plans
In 1981, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 27,104,000 shares may be granted and, in 1993, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 3,000,000 shares may be granted to employees and up to 250,000 nonqualified stock options may be granted to non-employee directors of the Company.
Notes to Consolidated Financial Statements, (continued)

Options granted have been granted at fair market value on the date of grant and, except for non-employee director options, typically become exercisable in five annual installments although a shorter period may be provided. At September 30, 1995, options to purchase 2,612,000 shares were available for grant under the plans.

                                          Number       Option Price
                                        of Shares       Per Share

  Outstanding at September 30, 1992     5,283,254     $  .51 - $18.88
  Granted                                 857,160     $22.81 - $38.63
  Cancelled                               (17,320)    $ 1.26 - $25.44
  Exercised                            (2,730,622)    $  .51 - $18.88

  Outstanding at September 30, 1993     3,392,472     $  .51 - $38.63
  Granted                                 974,076     $18.50 - $40.50
  Cancelled                              (106,847)    $22.25 - $34.75
  Exercised                              (739,946)    $  .51 - $25.44

  Outstanding at September 30, 1994     3,519,755     $  .51 - $40.50
  Granted                               2,269,120     $12.75 - $20.75
  Cancelled                            (1,736,426)    $ 5.98 - $40.50
  Exercised                              (572,047)    $  .51 - $11.44

  Outstanding at September 30, 1995     3,480,402     $  .51 - $28.50

  Options exercisable at September 30,
           1995                         1,052,016     $  .51 - $20.50
           1994                         1,419,938     $  .51 - $38.63
           1993                         1,677,632     $  .51 - $18.88

In May, 1995, the Company offered to reprice outstanding options to $12.75 per share. Pursuant to such agreement, options to purchase approximately 1,299,000 shares were exchanged. The newly granted options become exercisable over a five-year period.

Employee Stock Purchase Plan
Effective February 26, 1987, the Company adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of the Company's common stock. The term of each option is twelve months, and the exercise date is the last day of the option period. Eligible employees include only those employees who have completed twelve months of continuous service with the Company. The Plan excludes employees who are officers, 5% or more shareholders, employees receiving more than $66,000 in annual compensation and employees of certain subsidiaries.

An aggregate of 2,400,000 shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. At September 30, 1995, 977,000 shares were available under this plan.

401(k) Matching Program
Effective January 1, 1993, the Company offered a 401(k) retirement plan contribution matching program. Under the plan agreement, the Company matches 100% of employee contributions up to $500 and an additional 50% of the next $500 contributed by the employee. This allows for maximum annual Company contributions of $750 to each employee's 401(k) account. The employees will be 100% vested in
Company contributions at the date the contribution is made. In fiscal 1995, 1994 and 1993 the Company contributed $938,000, $824,000 and $512,000, respectively, under this plan.

9.   Commitments
The Company leases certain of its facilities and equipment under various agreements for periods through the year 2001. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1995.

    (Dollars in thousands)          Operating      Capital
    Years Ending September 30,       Leases         Leases      Total
    1996                            $ 4,852        $  262       $5,114
    1997                              3,196            80        3,276
    1998                              2,221             5        2,226
    1999                              1,838             -        1,838
    2000                                969             -          969
    2001 and after                      693             -          693
    Total minimum payments          $13,769           347      $14,116
    Amount representing interest                      (27)
    Capital lease obligations                         320
    Less current portion                             (257)
    Long-term capital lease obligations            $   63

The cost and related accumulated depreciation of equipment under capital leases as of September 30, 1995 was $694,000 and $313,000 respectively, and at September 30, 1994, was $1,560,000 and $927,000, respectively.

Certain of the leases provide that the Company pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease for the Company's existing manufacturing facility in Reno extends through 2001. The lease provides for periodic rental increases.

The total rental expense for the fiscal years ended September 30, 1995, 1994 and 1993 was approximately $6,760,000, $5,576,000, and
$4,753,000, respectively.

10.  Contingencies
The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District
Court of Florida, Orlando Division, entitled Poulos v. Caesar's
World, Inc., et al., and Ahern v. Caesar's World, Inc., et al., which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violaltions of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and seeking to transfer venue of the actions to Las Vegas. The Court has granted the defendants' motion to transfer venue of the action to Las Vegas. Plaintiffs have responded to all motions, and have also propounded discovery with respect to each defendant on jurisdiction, venue, and class issues.
The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class. A representative group of the defendants took the deposition of each plaintiff, and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions.

11.  Related Party Transactions
Members of the Company's Board of Directors
A member of the Company's Board of Directors is an officer of, and has an equity interest in, a Nevada gaming business from which the Company recognized revenues of $1,805,000, $1,486,000, and $1,735,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The Company had contracts and accounts receivable balances from this customer of $1,133,000 and $110,000 at September 30, 1995 and 1994, respectively. He is also a director and officer of a parent to nine additional gaming businesses, from which the Company recognized revenues of $19,886,000, $30,227,000, and $9,083,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The Company had contracts and accounts receivable balances from these businesses of $8,546,000 and $9,550,000 at September 30, 1995 and 1994, respectively.

Additionally, a member of the Company's Board of Directors is the Chairman of the Board of a Nevada gaming business from which the
Company recognized revenues of $5,216,000, $5,132,000, and $4,771,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The Company had contracts and accounts receivable balances from this business of $174,000 and $1,150,000 at September 30, 1995 and 1994, respectively.

Effective October 1, 1993, the Company entered into an Agreement with National Holdings, Inc. ("NHI") to form IGT-NHI Joint Venture Company (IGT-NHI) to engage in the business of supplying and operating bingo halls and electronic gaming devices in the Peoples Republic of China. The Company has a 33% ownership interest in IGT-NHI. At September 30, 1995 and 1994, IGT-NHI owed the Company $422,000 and $332,000, respectively on a line of credit and $1,770,000 and $2,044,000, respectively, on an equipment loan.

The Company entered into a joint venture agreement with a wholly-owned subsidiary of Ladbroke Group PLC to form Ladbroke Gaming Argentina ("LGA") on January 27, 1995. LGA, which is 50% owned by the Company, was formed to own gaming machines and conduct gaming operations within authorized gaming establishments in Argentina. During fiscal 1995, the Company recognized $173,000 from sales to LGA and at September 30, 1995 had accounts and notes receivable of $337,000.

12.  Debt Offerings
Convertible Subordinated Notes
In May 1991, the Company completed a $115,000,000 public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001. The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity. Semi-annual interest payments at 5-1/2% along with the original issue discount represented a yield of 8.5% per annum. Net proceeds from the issue and sale of the Notes were $89,426,800.

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

Senior Notes
In September 1994, the Company completed a $100,000,000 private placement of 7.84% Senior Notes (the "Senior Notes"). The Senior Notes require annual principal payments of $14.3 million commencing in September 1998 through 2003 and a final principal payment of $14.2 million in September 2004. Interest is paid quarterly. The Senior Notes contain covenants which limit the financial commitments the Company may make and require the maintenance of a minimum level of consolidated net worth. The net proceeds from the Senior Notes of $99.6 million is being used to finance the construction of a new manufacturing and headquarters facility and for general corporate purposes.

Australian Cash Advance Facility
In August 1994, the Company was advanced $18,000,000 (Australian), from an Australian bank under a cash advance facility. Principal payments (Australian) of $3,000,000, $6,000,000, $6,000,000 and
$3,000,000 are due March 31, 1996, September 30, 1996, September 30, 1997 and June 30, 1998, respectively. Interest is paid quarterly in arrears at a blended rate comprised of fixed and floating rates. The proceeds of the loan were used to acquire manufacturing and administrative facilities in Sydney, Australia.

13.  Discontinued Operations
In connection with the Company's focus on gaming machine manufacture and proprietary software systems development, the Company has divested its investments in casino operations during fiscal 1993 through the sale of its interest in CMS and President Riverboat Casinos, Inc. ("PRC"). The disposition of these investments has been accounted for as discontinued operations. The revenues from these operations totaled $34,807,000 and $35,849,000 for fiscal years 1993 and 1992, respectively. The separate sales transactions of these investments are described below.

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

CMS International
Effective September 30, 1993, the Company sold its equity ownership interest in CMS to Summit Casinos-Nevada, Inc., ("Summit"), whose owners included senior management of CMS. The sale consisted of $750,000 in cash for the Company's ownership of CMS's preferred stock and $250,000 in cash and a note of $2,043,529 for CMS's common stock. Additionally, the Company acquired a stock purchase warrant entitling the Company to purchase 4.84% of CMS at a per share price approximately equal to the book value of CMS ("the CMS Warrant"). The CMS Warrant, which expires on the earlier of September 30, 2003 or the closing of an underwritten public offering of CMS, is exchangeable for a Warrant to purchase shares of common stock of any other affiliate of Summit which proposes an underwritten public offering of its common stock.

The  Company  recognized  a  pre-tax loss  of  approximately  $2.0 million on the sale and remains as guarantor on certain indebtedness of CMS, which had at September 30, 1995, an aggregate outstanding balance of $16.2 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.

The  composition of income from discontinued operations in  fiscal
1993 is as follows:

                                 Riverboat       CMS
     (Dollars in Thousands)      Operations     Int'l     Total
     Income from operations     $  245          $717      $962
     Gain (loss) on disposal    23,586        (1,956)   21,630
     Income (loss) on
       discontinued
       operations before taxes  23,831        (1,239)   22,592
     Income tax (provision)
       benefit                  (9,573)          428    (9,145)
     Income (loss) on
       discontinued operations,
       net of taxes            $14,258         ($811)  $13,447

14.  Subsequent Event
On October 6, 1995 the State of Victoria and the Company announced an out of court settlement which provided for a payment of $7.6 million (equivalent U.S. dollars) by the State of Victoria to the Company in settlement of a matter between the two parties. The agreed settlement was received by the Company on October 13, 1995 and will be included in other income in the first quarter of fiscal 1996.

15.  Disposition of Other Operations
The Company's route and Megapoker operations were sold to Jackpot Enterprises, a Nevada corporation, in August and November of 1992, respectively. The route operations included all the route equipment and operating contracts for the Nevada participation locations involving approximately 1,380 gaming machines in 160 locations. This sale resulted in a net loss of $893,000. The Megapoker sale included all gaming services and associated equipment used on the Megapoker route along with licenses for all Megapoker software, trademarks, and tradenames. A net gain of $242,000 was realized on this sale.

In the first quarter of 1993, the Company completed the sale of its computerized keno system business to Imagineering Systems, Inc. of Reno, Nevada. All development, manufacturing, sales and service functions for the keno systems were included in the sale. The sale did not have a material effect on the Company's consolidated financial statements.

16.  Supplemental Statement of Cash Flows Information
Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment in the years ended September 30, 1995 and 1993 of $1,094,000 and $46,000, respectively.

The Company manufactured gaming machines which are leased to customers under capital leases. Accordingly, transfers from inventory to property, plant and equipment totaling $11,173,000, $15,619,000 and $9,936,000 were made in fiscal 1995, 1994, and
1993, respectively.

During fiscal 1994 and 1993, Notes with a face amount of $72,180,000 and $42,719,000 were converted into 9,338,877 and
5,527,133 shares of the Company's common stock, respectively.

The Company had dividends declared, but not yet paid at September 30, 1995, 1994 and 1993, totaling $3,866,000, $3,971,000 and
$3,746,000, respectively.

During fiscal 1995, 1994, and 1993, common stock with a cost of $38,000, $2,530,000, and $4,006,000 was acquired in connection with stock option exercises for the same amounts. The stock option exercise price on employee stock options may be paid to the Company by the employee by submitting previously held common stock of the Company.

During the year ended September 30, 1994, the Company purchased a portion of Radica for cash of $5,850,000 and 374,436 shares of the Company's common stock valued upon issuance at $10,250,000.

The tax benefit of stock options totaled $1,749,000, $5,131,000, and $18,137,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

Payments of interest for the years ended September 30, 1995, 1994 and 1993 were $21,253,000, $12,272,000, and $12,030,000 respectively. Payments for income taxes for the years ended September 30, 1995, 1994 and 1993 were $91,156,000, $101,860,000, and $66,056,000, respectively.

17.   Construction  of New Corporate Headquarters  and  Manufacturing
Facility
In  May  1994, the Company purchased a 78 acre site in Reno Nevada
for  approximately  $6.0  million  for  the  construction  of   an
approximately  915,000  square  foot  office,  manufacturing   and
warehousing  facility.   The  Company  anticipates  that  the  new
manufacturing and warehousing facility will be completed in the second calendar quarter of 1996, and that the office facility will be completed in late calendar 1996 absent unexpected delays, at an estimated total cost including the site of $82.4 million.

18.  Selected Quarterly Financial Data (Unaudited)

  (Dollars in thousands, except per share amounts and stock prices)
      1995               First Qtr  Second Qtr  Third Qtr  Fourth Qtr
  Total revenues          $159,180    $150,025   $150,775    $160,806
  Income from operations    36,736      32,228     34,400      35,977
  Income from continuing
   operations               25,626      23,062     25,357      18,603
  Income(loss) from
   discontinued operations       -           -          -           -
  Net income                25,626      23,062     25,357      18,603

  Primary earnings per share:
   Income from continuing
    operations              $  .19      $  .18      $ .20      $  .14
   Income(loss) from
    discontinued operations      -           -          -           -
  Net income                $  .19      $  .18      $ .20      $  .14
  Stock price
  High                     $20 7/8     $15 3/4     $17        $15 7/8
  Low                      $14 7/8     $12 1/2     $12 3/8    $13


  (Dollars in thousands, except per share amounts and stock prices)
       1994                 First Qtr  Second Qtr  Third Qtr  Fourth Qtr
  Total revenues             $149,767    $164,537   $187,682    $172,475
  Income from operations       45,525      45,183     61,658      45,541
  Income from continuing
   operations                  30,392      31,414     39,905      38,736
  Income(loss) from
   discontinued operations          -           -          -           -
  Net income                   30,392      31,414     39,905      38,736

  Primary earnings per share:
   Income from continuing
    operations                 $  .23      $  .24     $  .30      $  .29
   Income(loss) from
    discontinued operations         -           -          -           -
  Net income                   $  .23      $  .24     $  .30      $  .29
  Stock price
  High                        $41-1/4     $33-1/2    $28-1/4     $24-3/4
  Low                          28-1/4      26-1/8     17-1/4      18-1/2


  (Dollars in thousands, except per share amounts and stock prices)
         1993                 First Qtr  Second Qtr  Third Qtr   Fourth Qtr
  Total revenues                $87,264     $98,721   $131,987     $160,058
  Income from operations         25,191      27,468     42,315       55,264
  Income from continuing
  operations                     21,180      18,878     29,647       35,873
  Income (loss) from
  discontinued operations        14,369        (139)       363       (1,146)
  Net income                     35,549      18,739     30,010       34,727

  Primary earnings per share:
  Income from continuing
    operations                    $ .17       $ .15      $ .24       $  .29
  Income (loss) from
    discontinued operations         .12           -          -         (.01)
  Net income                      $ .29       $ .15     $  .24      $   .28
  Stock price
  High                          $26-3/8     $33        $39-3/4      $41-3/8
  Low                            17-7/8      23-3/4     28-1/2       32-1/8


19.  Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."

                                            Carrying     Estimated
(Dollars in thousands)                       Amount      Fair Value
September 30, 1995
Assets:
 Cash and cash equivalents                  $241,613      $241,613
 Investment securities                        47,813        47,813
 Investments to fund liabilities to
  jackpot winners                            186,863       200,031
 Notes and contracts receivable              123,782       155,025
Liabilities:
 Jackpot liabilities                         237,413       250,581
 Notes payable and capital
   lease obligations                         114,928       119,774

                                            Carrying     Estimated
(Dollars in thousands)                       Amount      Fair Value
September 30, 1994
Assets:
 Cash and cash equivalents                  $142,730      $142,730
 Investment securities                        60,320        60,320
 Investments to fund liabilities
    to Jackpot winners                       146,141       146,773
 Notes and contracts receivable              142,219       180,574
Liabilities:
 Jackpot liabilities                         165,202       165,833
 Notes payable and capital lease
    obligations                              114,081       112,094



The carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The estimated fair value of investment securities and investments to fund liabilities to jackpot winners are based on quoted market prices. The estimated fair value of jackpot liabilities is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The estimated fair value of the Senior Notes, included in notes payable and capital lease obligations at September 30, 1995 and 1994, was based on the yield required at September 30, 1995 and 1994, respectively of a private placement of similar terms and credit valuation.

The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts.

In  the  normal  course of business, the Company  is  a  party  to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 1995 and 1994, the Company had performance bonds outstanding totaling $3.4 million and $2.9 million, respectively, relating to the Company's operation of two lottery systems and a gaming machine route. The Company is liable to reimburse the bond issuer in the event the bond is exercised as a result of the Company's non-performance. The Company is a guarantor on certain indebtedness of CMS International which had an aggregate outstanding balance of $16.2 million at September 30, 1995 (see Note 12). At September 30, 1995 and 1994, the Company had outstanding letters of credit, issued under the Company's Line of Credit (see Note 4), totaling $2.1 million and $3.9 million, respectively, which were issued to insure payment by the Company to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

20.  Concentrations of Credit Risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 1995, the Company had bank deposits in excess of insured limits of approximately $20,027,000.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a significant portion of its products through third party distributors resulting in significant distributor receivables. At September 30, 1995 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          Regions
           Nevada                                             38.2%
           Riverboats (greater Mississippi River area)        25.9%
           Colorado                                            7.6%
           Native American Casinos (distributor)               7.5%
           Louisiana (distributor)                             2.3%
           Other Regions (individually less than 5%)          18.5%
             Total                                           100.0%

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

Item 10.  Directors And Executive Officers Of The Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership Of Certain Beneficial Owners And
          Management

Item 13.  Certain Relationships And Related Transactions

The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1996 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedule And Reports On
          Form 8-K

(a)(1)    Consolidated Financial Statements:

               Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)    Consolidated Financial Statement Schedule:          Page

          VIII Valuation and Qualifying Accounts               69

                Other financial statement schedules are either not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

           Parent Company Financial Statements - Financial Statements of the
          Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)    Exhibits:

     3.1 Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrants Report on Form 10-K for the year ended September 30,
     1994).

     3.2 Second Restated Code of Bylaws of International Game Technology, dated November 11, 1987 (incorporated by reference to Exhibit 3.2 to Registrants Report on Form 10-K for the year ended September 30, 1994).

     4.1 Note Agreement for the 7.84% Senior Notes due September 1, 2004 (incorporated by reference to Exhibit 4.1 to Registrants Report on Form 10-K for the year ended September 30, 1994).

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

     10.4 Share Purchase Agreement among certain sellers, Radica Holdings Limited and International Game Technology dated January 12, 1994 (incorporated by reference to Exhibit 10.4 to Registrants Report on Form 10-K for the year ended September 30,
     1994).

     10.5 Amendment to Share Purchase Agreement among certain sellers, Radica Holdings Limited and International Game
     Technology of January 12, 1994 dated February 16, 1994 (incorporated by reference to Exhibit 10.5 to Registrants Report on Form 10-K for the year ended September 30, 1994).

Item 14.  Exhibits, Financial Statement Schedules And Reports On
          Form 8-K (continued)

     10.6 Shareholders Agreement Radica Holdings Limited and the shareholders parties hereto dated January 12, 1994 (incorporated by reference to Exhibit 10.6 to Registrants Report on Form 10-K for the year ended September 30, 1994).

     10.7 Amendment to Shareholders Agreement among Radica Holdings Limited and the shareholders parties hereto of January 12, 1994 dated February 16, 1994 (incorporated by reference to Exhibit
     10.7 to Registrants Report on Form 10-K for the year ended September 30, 1994).

     10.8 Stock Option Agreement between International Game Technology and certain shareholders of Radica Holding Limited dated January 12, 1994 (incorporated by reference to Exhibit
     10.8 to Registrants Report on Form 10-K for the year ended September 30, 1994).

     10.9 Stock Purchase and Redemption Agreement dated December 4, 1992, by and between International Game Technology and Golden Eagle Casinos International (renamed Summit Casinos International, Inc.) (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended September 30, 1992).

     10.10 First Amendment to Stock Purchase and Redemption Agreement between International Game Technology and Golden Eagle Casinos International (renamed Summit Casinos International, Inc.) dated March 15, 1993 (incorporated by reference to Exhibit
     10.10 of Form 10-K for the year ended September 30, 1994).

     10.11 Second Amendment to Stock Purchase and Redemption Agreement between International Game Technology and Summit Casinos International, Inc. (formerly named Golden Eagle Casinos International) dated March 24, 1993 (incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended September 30,
     1994).

     11   Computation of Earnings Per Share

     22   Subsidiaries

     24   Independent Auditors' Consent

     25   Power of Attorney (See page 68 hereof)

     (b)  Reports on Form 8-K

      No report on Form 8-K was filed during the three-month period ended September 30, 1995.

Power Of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of December, 1995.

                                           International Game
                                           Technology


                                           By:
                                           David P. Hanlon
                                           President, Chief Operating
                                           Officer, and
                                           Chief Financial Officer

Each person whose signature appears below hereby authorizes Scott H. Shackelton and Brian McKay, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                Title                              Date

/s/Charles N. Mathewson   Chairman, Board of Directors       12/28/95
Charles N. Mathewson

/s/John J. Russell        Director and Chief Executive Officer 12/28/95
John J. Russell

/s/David P. Hanlon        President, Chief Operating Officer, and 12/28/95
David P. Hanlon          Chief Financial Officer

/s/Scott H. Shackelton   Chief Accounting Officer                12/28/95
Scott H. Shackelton      (Principal Accounting Officer)

/s/Warren L. Nelson      Director                                12/28/95
Warren L. Nelson

/s/Wilbur K. Keating     Director                                12/28/95
Wilbur K. Keating

/s/Frederick B. Rentschler   Director                            12/28/95
Frederick B. Rentschler

/s/Albert J. Crosson      Director                               12/28/95
Albert J. Crosson

/s/Claudine B. Williams   Director                               12/28/95
Claudine B. Williams

/s/Rockwell A. Schnabel   Director                               12/28/95
Rockwell A. Schnabel

SCHEDULE VIII - Consolidated Valuation And Qualifying Accounts


                            Balance at                           Balance
                            Beginning              Unrealized     at End
(Dollars in thousands)      of Period  Provisions (Gains)Losses  of Period

Valuation allowance on
 Investment Securities:
  Year ended 9/30/94            $  -      $998       $   -       $998

  Year ended 9/30/95            $998     $(998)    $(4,461)   $(4,461)

                           Balance at                       Accounts Balance
                           Beginning                        Written   at End
(Dollars in thousands)     of Period  Provisions Recoveries   Off   of Period
Allowance for
 Doubtful Accounts:

  Year ended 9/30/93       $7,058     $2,625    $  42     $2,751   $6,974

  Year ended 9/30/94       $6,974     $1,861    $ 138     $5,017   $3,956

  Year ended 9/30/95       $3,956     $2,193    $   9     $  976   $5,182

Allowance for
 Doubtful Notes and
 Contracts Receivable:
  Year ended 9/30/93  $6,799     $1,190    $  208    $   62  $ 8,135

  Year ended 9/30/94  $8,135     $5,338    $   26    $   63  $13,436

  Year ended 9/30/95  $13,436    $3,684    $ 100     $3,606  $13,614

                            Balance at                           Balance
                            Beginning     Income      Income     at End
(Dollars in thousands)      of Period    Deferred   Recognized  of Period
Income Deferred
 under the Installment
 Method:

  Year ended 9/30/93       $301          $  -        $280         $ 21

  Year ended 9/30/94       $ 21          $591        $ 25         $587

  Year ended 9/30/95       $587        $2,398      $2,955         $ 30

                         Balance at               Disposed      Balance
                         Beginning                 of and       at End
(Dollars in thousands)   of Period  Provisions   Written Off   of Period
Obsolete Inventory Reserve:

  Year ended 9/30/93         $7,795    $  981      $1,660       $7,116

  Year ended 9/30/94         $7,116    $8,668      $1,920      $13,864

  Year ended 9/30/95        $13,864    $9,159      $8,121      $14,902

                         Balance at               Disposed   Balance
                         Beginning                 of and     at End
(Dollars in thousands)   of Period  Provisions  Written Off  of Period
Obsolete Fixed Assets
 Reserve:

  Year ended 9/30/93      $ 297       $ 634       $ 664       $ 267

  Year ended 9/30/94      $ 267       $ 540       $ 482       $ 325

  Year ended 9/30/95      $ 325      $1,381      $1,247       $ 459