Form 10-Q
period 1995-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 1996-02-15
CIK 353944

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending DECEMBER 31, 1995

                                    OR

[    ]      TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class            Outstanding at February 6, 1996
              Common Stock                  125,519,122
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

      These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Management believes that the disclosures are adequate to make the information presented herein not misleading.

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

      IGT-Brazil opened an office in Sao Paulo, Brazil in October 1994 and subsequently was incorporated in March 1995 to distribute and market gaming products in Brazil.

      IGT-Africa opened an office in September 1994 in Johannesburg South Africa and subsequently was incorporated in October 1995 to distribute and market gaming products in Southern Africa.

      Unless the context indicates otherwise, references to "International Game Technology," "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 686-1200.

      The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Consolidated Statements of Income

[CAPTION]

                                                  Three Months Ended
                                                     December 31,
                                               1995               1994
       (Amounts in thousands, except
         per share amounts)
       Revenues
          Product sales                       $99,080            $114,144
          Gaming operations                    57,143              45,036
            Total revenues                    156,223             159,180

       Costs And Expenses
          Cost of product sales                54,930              66,252
          Gaming operations                    30,277              19,016
          Selling, general and administrative  25,509              22,352
          Depreciation and amortization         6,866               6,259
          Research and development              6,303               7,079
          Provision for bad debts               1,664               1,486
            Total costs and expenses          125,549             122,444

       Income From Operations                  30,674              36,736

       Other Income (Expense)
          Interest income                       9,730               8,991
          Interest expense                     (5,219)             (5,113)
          Loss on sale of assets                  (14)               (695)
          Other                                 8,042                 121
            Other income, net                  12,539               3,304
       Income Before Income Taxes              43,213              40,040
       Provision For Income Taxes              15,550              14,414
       Net Income                             $27,663             $25,626

       Primary Earnings Per Share               $0.21               $0.19

       Fully Diluted Earnings Per Share         $0.21               $0.19

       Weighted Average Common And Common
          Equivalent Shares Outstanding       128,879             133,667

       Weighted Average Common Shares
          Outstanding Assuming Full Dilution  128,879             133,667


The accompanying notes are an integral part of these consolidated financial statements.

[CAPTION]
Consolidated Balance Sheets

                                            December 31,     September 30,
                                                1995             1995
       (Dollars in thousands)
       Assets
       Current Assets
          Cash and cash equivalents          $235,602           $241,613
          Investment securities,
             at market value                   48,167             47,813
          Accounts receivable, net of
             allowances for doubtful
             accounts of $5,681 and $5,182    106,909            113,196
          Current maturities of long-term
             notes and contracts receivable,
             net of allowances                 60,966             80,271
          Inventories, net of allowances for
            obsolescence of $17,241
            and $14,902:
            Raw materials                      46,534             39,526
            Work-in-process                     6,485              4,836
            Finished goods                     33,593             29,463
            Total inventories                  86,612             73,825
          Deferred income taxes                32,069             25,336
          Investments to fund liabilities
            to jackpot winners                 21,184             19,465
          Prepaid expenses and other            4,459              5,117
            Total current assets              595,968            606,636
       Long-Term Notes and Contracts
            Receivable, net of allowances
            and current maturities             54,927             43,511
       Property, Plant and Equipment, at Cost:
          Land                                 13,856             13,910
          Buildings                            14,125             14,270
          Gaming operations equipment          64,456             68,096
          Manufacturing machinery and
            equipment                          65,221             62,454
          Leasehold improvements               12,485             12,362
          Construction in progress             41,482             23,999
            Total                             211,625            195,091
          Less accumulated depreciation and
            amortization                      (74,871)           (75,793)
            Property, plant and equipment,
            net                               136,754            119,298
       Investments to Fund Liabilities
          to Jackpot Winners                  184,154            167,398
       Deferred Income Taxes                   40,029             27,735
       Other Assets                             8,957              7,120
          Total Assets                     $1,020,789           $971,698

[CAPTION]
Consolidated Balance Sheets

                                            December 31,      September 30,
                                                1995               1995
       (Dollars in thousands)
       Liabilities and Stockholders' Equity
       Current Liabilities:
          Current maturities of long-term
            notes payable and capital
            lease obligations                $  6,870           $  7,385
          Accounts payable                     29,275             28,862
          Jackpot liabilities                  27,915             25,072
          Accrued employee benefit
            plan liabilities                    4,782             11,302
          Accrued dividends payable             3,796              3,866
          Accrued vacation liability            5,868              5,664
          Other accrued liabilities            46,610             15,568
            Total current liabilities         125,116             97,719
       Long-Term Notes Payable and
           Capital Lease Obligations,
           net of current maturities          107,360            107,543
       Long-Term Jackpot Liabilities          232,660            212,341
       Deferred Income Taxes                    1,156                  -
       Other Liabilities                        4,559                  5
            Total liabilities                 470,851            417,608

       Commitments and Contingencies

       Stockholders' Equity:
          Common stock, $.000625 par value;
            320,000,000 shares authorized;
            150,156,238 and 150,118,534
            shares issued                          94                  94
          Additional paid-in capital          231,486             231,338
          Retained earnings                   486,896             463,039
          Treasury stock; 23,612,546 and
            21,268,046 shares at cost        (170,706)           (143,281)
          Net unrealized gain on
            investment securities               2,168               2,900
            Total stockholders' equity        549,938             554,090
            Total liabilities and
            stockholders' equity           $1,020,789            $971,698

The accompanying notes are an integral part of these consolidated financial statements.

[CAPTION]
Consolidated Statements of Cash Flows

                                                   Three Months Ended
                                                       December 31,
                                                1995               1994
       (Dollars in thousands)
       Cash Flows from Operating Activities:
       Net Income                             $27,663           $25,626
       Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Depreciation and amortization         6,866             6,259
          Provision for bad debts               1,664             1,486
          Provision for inventory
          obsolescence                          3,303             1,495
          Loss on sale of assets                   14               695
          (Increase) decrease in assets:
            Receivables                        13,036           (11,672)
            Inventories                       (22,491)           16,960
            Prepaid expenses and other           (781)            4,851
            Other assets                       (5,307)           (2,815)
          Increase (decrease) in liabilities:
            Accounts payable and accrued
            liabilities                           669            (8,040)
            Accrued and deferred income
            taxes payable, net of tax benefit
            of stock option and purchase plans 15,003             9,105
          Other                                   257                29
            Total adjustments                  12,233            18,353
            Net cash provided by operating
            activities                         39,896            43,979

[CAPTION]
Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                   December 31,
                                                1995          1994
       (Dollars in thousands)
       Cash Flows from Investing Activities:
          Investment in property, plant and
          equipment                           (25,404)       (8,294)
          Proceeds from sale of property,
            plant and equipment                 7,282         1,152
          Purchase of investment securities    (7,686)       (6,365)
          Proceeds from sale of investment
          securities                            6,751        23,687
          Proceeds from investments to fund
            liabilities to jackpot winners      6,029         4,295
          Purchase of investments to fund
            liabilities to jackpot winners    (24,504)      (14,467)
            Net cash provided by (used in)
            investing activities              (37,532)            8

       Cash Flows from Financing Activities:
          Principal payments on debt           (1,978)          (99)
          Payments on liabilities to
            jackpot winners                    (6,029)       (4,295)
          Collections from systems to fund
            liabilities to jackpot winners     29,191        17,530
          Proceeds from stock options
            exercised                              62           232
          Payments of cash dividends           (3,866)       (3,971)
          Proceeds of long-term debt            1,501             -
          Payments to purchase treasury stock (27,425)            -
            Net cash (used in) provided by
               financing activities            (8,544)        9,397

       Effect of Exchange Rate Changes on Cash    169         1,178
       Net Increase (Decrease) in Cash and
          Cash Equivalents                     (6,011)       54,562

       Cash and Cash Equivalents at
          Beginning of Period                 241,613       142,730

       Cash and Cash Equivalents at
          End of Period                      $235,602      $197,292


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Notes and Contracts Receivable

[CAPTION]
     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                     December 31,      September 30,
                                         1995              1995
               (Dollars in thousands)
               Current                  $ 1,611           $ 3,465
               Long-term                 12,490            10,149
                                        $14,101           $13,614

2.   Construction of New Corporate Headquarters and Manufacturing Facility

      In May 1994, the Company purchased a 78-acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 915,000 square foot office, manufacturing and warehousing facility. The manufacturing and warehousing facility was completed in early calendar 1996. The Company anticipates that the office facility will be completed in late calendar 1996 absent unexpected delays. The estimated total cost of all facilities including the site is $82.4 million.

3.   Income Taxes

      The provision for income taxes is computed on pre-tax income reported in the financial statements. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

4.   Concentrations of Credit Risk

      The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limits.

      Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At December 31, 1995 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

[CAPTION]

     Nevada                                            34.1%
     Riverboats (greater Mississippi River area)       17.6%
     Colorado                                           8.5%
     Native American Casinos (distributor)              8.1%
     Louisiana (distributor)                            1.9%
     New Jersey (distributor)                           1.8%
     Other Regions (individually less than 5%)         28.0%
            Total                                     100.0%

Notes to Consolidated Financial Statements

      Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which, at December 31, 1995, had an aggregate balance of $16.1 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.

5.   Supplemental Statement of Cash Flows Information

      Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

     The Company manufactures gaming machines which are leased to customers under capital leases. Accordingly, transfers from inventory to property, plant and equipment totaling $6,435,000 and $2,571,000 were made in the quarters ended December 31, 1995 and 1994, respectively.

      The tax benefit of stock options totaled $86,000 and $168,000 for the three months ended December 31, 1995 and 1994, respectively.

      During the quarter ended December 31, 1995, unrealized losses on investments, net of taxes totaling $732,000 were recorded within "Net unrealized gain on investment securities" in stockholder's equity.

      On December 1, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share, payable on March 1, 1996 to shareholders of record at the close of business on February 1, 1996. At December 31, 1995, the Company had accrued $3,897,000 for the payment of this dividend.

      Payments of interest for the three months ended December 31, 1995 and 1994 were $6,774,000 and $4,723,000, respectively. Payments for income taxes for the first three months of fiscal 1996 and 1995 were $2,000,000 and $1,500,000, respectively.

6.   Contingencies

      The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

      The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the Notes to Consolidated Financial Statements extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE
THREE MONTHS ENDED DECEMBER 31, 1994

      Revenues for the first quarter of fiscal 1996 totaled $156.2 million as compared to $159.2 million in the first quarter of fiscal 1995. Net income for the quarter was $27.7 million or $.21 per fully diluted share versus $25.6 million or $.19 per share in the prior year.

Revenues and Gross Profit Margins

      Total revenues decreased 2% as a result of a 13% reduction in product sales revenue partially offset by a 27% gain in gaming operations revenue.

     Product sales revenue of $99.1 million for the first quarter of fiscal 1996 decreased $15.1 million from the comparable prior year period. The Company sold 17,100 and 20,300 machines during the first quarter of fiscal 1996 and 1995, respectively. The decrease in sales is due to fewer sales to Native American, Nevada and riverboat markets. During the first quarter of fiscal 1995, significant sales were made in the riverboat markets in connection with the openings of several new casinos. Although machine sales have decreased in domestic markets, the Company remains a dominant supplier to gaming operators in North America and internationally. In the international markets, the Company sold 4,800 machines in the current quarter compared to 2,700 in the first quarter of fiscal 1995.

      Revenues from gaming operations in the first quarter grew to $57.1 million in comparison to $45.0 million for the same period last year. This 27% increase is primarily attributable to the expansion of the Company's linked progressive systems in the Native American and Nevada markets.
Progressive system revenue growth in the Native American market resulted from an increase in the installed base of machines from 100 games in the first quarter of fiscal 1995 to 800 in the current quarter. Nevada wide-area progressive system revenues are up primarily due to increased play on the Company's Megabucks system and the introduction of the new Quarters and Dollars Deluxe systems which began last year.

      Gross profit on total revenues for the first quarter of fiscal 1996 was $71.0 million compared to $73.9 million for the first quarter of fiscal 1995. The gross margin on product sales increased from 42% in the first quarter of fiscal 1995 to 45% in the current quarter due to improved production efficiencies which resulted from having fewer direct labor employees in the current period compared to the first quarter of fiscal 1995. International sales, which had higher than average margins, also contributed to the increased margin on product sales. The gross margin on gaming operations was 47% and 58% for the first quarter of fiscal 1996 and 1995, respectively. This decrease in gross profit margin relates to the increase in the cost of interest sensitive annuities the Company purchases to fund jackpot payments.

Expenses

     Selling, general and administrative expenses increased $3.2 million or 14% for the first quarter in comparison to the same prior year period. This increase is primarily the result of costs associated with relocation to the Company's new manufacturing facility. Research and development expenses totaled $6.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

million for the quarter compared to $7.1 million for the first quarter of fiscal 1995. This decrease is due to two factors. Research and development expenses decreased due to allocating a larger portion of engineering efforts toward custom engineering in the current period. The expenses incurred for custom engineering are charged to customers and, therefore, included in cost of sales. Additionally, research and development expenses in Australia declined $275,000 due to the completion of design and development of the Game King product which is now in production.

      Depreciation and amortization expenses were $6.9 million and $6.3 million for the quarters ended December 31, 1995 and 1994, respectively. The increase over the prior year period is primarily due to depreciation of the larger number of units installed on the Company's linked progressive systems. The provision for bad debts in the first quarter increased $178,000 in comparison to the prior first quarter. This increase is due primarily to sales in emerging markets.

Other Income and Expense

      The increase in interest income from $9.0 million in the prior year first quarter to $9.7 million in the current quarter is primarily attributable to the increase in systems play, resulting in increased income-
producing  investments  to fund future jackpot payments.   Correspondingly,
interest expense which totaled $5.2 million and $5.1 million for the first quarter of fiscal 1996 and 1995, respectively, has increased in response to this overall growth in jackpot liabilities. The increase in interest expense related to the jackpot liability was offset by a decrease in
interest  expense  due  to  capitalization  of  interest  associated   with
construction of the Company's manufacturing facility (see Note 2).

     The loss on the sale of assets during the first quarter of fiscal 1996 decreased $681,000 from the comparable prior year period due to unrealized losses recorded in the prior year quarter for the Company's investment in the common stock of Radica Games Limited.

      Other income increased $7.9 million over the first quarter of fiscal 1995 due primarily to a $7.6 million settlement which was received by IGT-Australia from the State of Victoria, Australia.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

      Working capital decreased $38.1 million to $470.9 million during the three months ended December 31, 1995. The primary factors for this decrease are as follows. Working capital decreased due to decreases in current maturities of long-term notes and contracts receivable of $19.3 million which was attributable, in part, to substantial payments of current balances. Working capital also decreased due to an increase in accrued income taxes payable which is due to the timing of estimated tax payments. This decrease in working capital was offset by the $12.8 million increase in inventories. To insulate the Company's customers from the impact of the relocation and the resulting production down time, additional inventory was acquired and produced in advance of the relocation (see Note 2).
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Cash Flow

      During the three month period ended December 31, 1995, the Company generated cash from operating activities of $39.9 million. Decreases in receivables and increases in accrued and deferred income taxes provided cash from operating activities while increases in inventories used operating cash.

      This increase in operating cash was offset by cash used in investing activities of $37.5 million and cash used in financing activities of $8.5 million, respectively. The cash used in investing activities relates primarily to construction of the new manufacturing facility (see note 2) as well as purchases of investments to fund jackpot liabilities. The cash used in financing activities is due to purchases of the Company's common stock in accordance with the stock repurchase program offset by collections from the progressive systems to fund the related liabilities.

Lines of Credit

      As of December 31, 1995, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31, 1995, $48.1 million was available under this line of credit.

      IGT-Australia had a $4,440,000 (Australian) bank line of credit available as of December 31, 1995. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in January. At December 31, 1995, no funds were drawn under this line.

      The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase Plan

      A stock repurchase program was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows for the purchase of up to 24.0 million shares. During the first quarter of fiscal 1996, the Company purchased 2,344,500 shares of its own outstanding common stock for a total of $27,425,000 in cash. During January 1996, the Company purchased 1,065,000 shares of its own outstanding stock for a total of $11,980,000 in cash. As of January 31, 1996, the Company has purchased a total of 21,657,018 million shares (adjusted for stock splits) under this repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an
entity   be   reviewed  for  impairment  whenever  events  or  changes   in
circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at December 31, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

      The FASB issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires certain disclosures about the impact on results of operations of the fair value of stock-based employee compensation arrangements. Management believes that if SFAS No. 123 had been adopted at December 31, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

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

Date: February 13, 1996

                                        INTERNATIONAL GAME TECHNOLOGY



                                        By:/s/Scott Shackelton
                                           Scott Shackelton
                                           Vice President
                                           Corporate Controller