Form 10-Q
period 1996-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 1996-05-15
CIK 353944

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ending MARCH 31, 1996

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class              Outstanding at May 10, 1996
              Common Stock                  125,356,786
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

      IGT is a world leader in the design and manufacture of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures "SMART" systems which monitor slot machine play and track player activity, as well as wide area progressive systems. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video lottery terminals and has developed specialized video lottery terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

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

            INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

[CAPTION]
                                  THREE MONTHS ENDED     SIX MONTHS ENDED
(Amounts in thousands, except         March 31,             March 31,
per share amounts)                  1996      1995        1996      1995

REVENUES:
 Product sales                    $100,124  $101,785   $199,204  $215,929
 Gaming operations                  60,423    48,240    117,564    93,275
   Total revenues                  160,547   150,025    316,768   309,204

COSTS AND EXPENSES:
 Cost of product sales              54,481    57,105    109,411   123,358
 Gaming operations                  31,038    22,634     61,314    41,650
 Selling, general and
   administrative                   28,623     21,852    54,135    44,204
 Depreciation and amortization       6,519      6,862    13,384    13,121
 Research and development            6,369      7,217    12,671    14,297
 Provision for bad debts             4,469      2,127     6,134     3,612
   Total costs and expenses        131,499    117,797   257,049   240,242

INCOME FROM OPERATIONS              29,048     32,228    59,719    68,962

OTHER INCOME (EXPENSE):
 Interest income                     9,341      9,557    19,073    18,548
 Interest expense                   (5,125)    (5,280)  (10,345)  (10,394)
 Loss on the sale of assets         (3,239)      (487)   (3,253)   (1,182)
 Other                                 248         17     8,289       139
   Other income, net                 1,225      3,807    13,764     7,111

INCOME BEFORE INCOME TAXES          30,273     36,035    73,483    76,073
PROVISION FOR INCOME TAXES          10,903     12,973    26,453    27,386

NET INCOME                         $19,370    $23,062   $47,030   $48,687

PRIMARY EARNINGS PER SHARE         $  0.15    $  0.18   $  0.37   $  0.37

FULLY DILUTED EARNINGS PER SHARE   $  0.15    $  0.18   $  0.37   $  0.37

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                       126,090    131,504   127,492   132,592

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ASSUMING FULL
 DILUTION                          126,176    131,504   127,580   132,592

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
[CAPTION]
                                          MARCH 31,   SEPTEMBER 30,
(Dollars in thousands)                       1996          1995
CURRENT ASSETS:                          (Unaudited)

 Cash and cash equivalents                 $153,500      $241,613
 Investment securities, at market value      51,896        47,813
 Accounts receivable, net of allowances
   for doubtful accounts of $6,843
   and $5,182                               115,143       113,196
 Current maturities of long-term notes
   and contracts receivable, net of
   allowances                                65,633        80,271
 Inventories, net of allowances for
   obsolescence of $17,627 and $14,902:
   Raw materials                             57,646        39,526
   Work-in-process                            4,336         4,836
   Finished goods                            40,345        29,463
     Total inventories                      102,327        73,825
 Deferred income taxes                       35,277        25,336
 Investments to fund liabilities to
   jackpot winners                           23,442        19,465
 Prepaid expenses and other                   9,426         5,117
   Total current assets                     556,644       606,636

LONG-TERM NOTES AND CONTRACTS
 RECEIVABLE, net of allowances and
   current maturities                        51,895        43,511
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                        19,941        13,910
 Buildings                                   14,669        14,270
 Gaming operations equipment                 65,665        68,096
 Manufacturing machinery and equipment       70,986        62,454
 Leasehold improvements                      12,505        12,362
 Construction in Progress                    47,121        23,999
   Total                                    230,887       195,091
 Less accumulated depreciation
   and amortization                         (78,452)      (75,793)
   Property, plant and equipment, net       152,435       119,298
INVESTMENTS TO FUND LIABILITIES
 TO JACKPOT WINNERS                         209,509       167,398
DEFERRED INCOME TAXES                        38,147        27,735
OTHER ASSETS                                 11,194         7,120
   Total Assets                          $1,019,824      $971,698

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY

[CAPTION]
                                          MARCH 31,   SEPTEMBER 30,
(Dollars in thousands)                       1996          1995
CURRENT LIABILITIES:                     (Unaudited)

 Current maturities of long-term notes
   payable and capital lease obligations   $  8,855       $ 7,385
 Accounts payable                            30,336        28,862
 Jackpot liabilities                         28,983        25,072
 Accrued employee benefit plan
   liabilities                                7,662        11,302
 Accrued dividends payable                    3,760         3,866
 Accrued vacation liability                   5,939         5,664
 Other accrued liabilities                   15,754        15,568

   Total current liabilities                101,289        97,719

LONG-TERM NOTES PAYABLE AND CAPITAL
 LEASE OBLIGATIONS, net of current
   maturities                               107,147       107,543
LONG-TERM JACKPOT LIABILITIES               252,094       212,341
DEFERRED INCOME TAXES                         1,156             -
OTHER LIABILITIES                             2,509             5
   Total liabilities                        464,195       417,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.000625 par value;
   320,000,000 shares authorized;
   150,461,266 and 150,118,534
   shares issued                                 94            94
 Additional paid-in capital                 234,129       231,338
 Retained earnings                          504,538       463,039
 Treasury stock; 25,071,546 and
   21,268,046 shares at cost               (187,497)     (143,281)
 Net unrealized gain on investment
   securities                                 4,365         2,900
   Total stockholders' equity               555,629       554,090
   Total liabilities and stockholders'
     equity                              $1,019,824      $971,698

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
[CAPTION]
                                                 SIX MONTHS ENDED
                                                    MARCH 31,
(Dollars in thousands)                           1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                     $47,030     $48,687
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                  13,384      13,121
 Provision for bad debts                         6,134       3,612
 Provision for inventory obsolescence            8,596       3,254
 Loss on sale of assets                          3,253       1,182
 Common stock awards                               176           -
 (Increase) decrease in assets:
   Receivables                                    (480)     18,368
   Inventories                                 (40,393)     19,898
   Prepaid expenses and other                   (2,078)      3,908
   Other assets                                 (5,370)     (5,644)
 Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities        975      (2,714)
   Accrued and deferred income taxes payable,
     net of tax benefit of stock option and
     purchase plans                            (26,591)    (14,981)
 Other                                           1,276        (175)
   Total adjustments                           (41,118)     39,829

   Net cash provided by operating activities     5,912      88,516


                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                                (Unaudited)
[CAPTION]
                                                 SIX MONTHS ENDED
                                                    MARCH 31,
(Dollars in thousands)                           1996        1995

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property, plant and equipment  ($44,700)  ($20,387)
 Proceeds from sale of property,
   plant and equipment                           2,324      3,120
 Purchase of investment securities             (34,133)    (6,902)
 Proceeds from sale of investment securities    31,342     28,128
 Proceeds from investments to fund
   liabilities to jackpot winners               13,930     10,153
 Purchase of investments to fund
   liabilities to jackpot winners              (60,018)   (30,167)
   Net cash used in investing activities       (91,255)   (16,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt                     (3,329)      (238)
 Proceeds of long-term debt                      3,912        825
 Payments on liabilities to jackpot winners    (13,930)   (10,153)
 Collections from systems to fund
   liabilities to jackpot winners               57,594     39,476
 Proceeds from stock options exercised           1,062        421
 Payments of cash dividends                     (7,721)    (7,881)
 Payments to purchase treasury stock           (44,215)   (46,423)
 Proceeds from employee stock purchase plan      1,047        958
   Net cash used in financing activities        (5,580)   (23,015)

EFFECT OF EXCHANGE RATE CHANGES ON CASH          2,810       (123)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (88,113)    49,323

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           241,613    142,730

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                       $153,500   $192,053

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Notes and Contracts Receivable

      The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

[CAPTION]

                                    March 31,  September 30,
                                      1996        1995
                    (Dollars in thousands)
                    Current         $ 3,227      $ 3,465
                    Long-term        12,490       10,149
                                    $15,717      $13,614

2.   Construction of New Corporate Headquarters and Manufacturing Facility

      In May 1994, the Company purchased a 78-acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 915,000 square foot office, manufacturing and warehousing facility. The manufacturing and warehousing facility was completed in early calendar 1996. The Company anticipates that the office facility will be completed in late calendar 1996, absent unexpected delays. The estimated total cost of the facilities, including the site, is $82.4 million.

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

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

      Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At March 31, 1996 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:
[CAPTION]

               Nevada                                       33.4%
               Riverboats (greater Mississippi River area)  14.7%
               Colorado                                      7.1%
               Native American Casinos (distributor)         6.3%
               New Jersey (distributor)                      4.1%
               South America                                 3.6%
               Asia                                          1.6%
               Louisiana (distributor)                       1.4%
               Other Regions (individually less than 2%)    27.8%
                 Total                                     100.0%

      Effective September 30, 1993, the Company sold its equity ownership interest in CMS International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which had at March 31, 1996 an aggregate balance of $15.9 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

5.   Supplemental Statement of Cash Flows Information

      Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

      The tax benefit of stock options exercised and awards granted totaled $506,000 and $231,000 for the six months ended March 31, 1996 and 1995, respectively.

      Unrealized gains (losses) on investments, net of taxes totaling $1,465,000 and ($2,157,000) were recorded as "Unrealized Gains (losses) on Investments" in stockholder's equity for the six months ended March 31, 1996 and 1995, respectively.

     On February 20, 1996, the Board of Directors declared a quarterly cash dividend of $.03 per share, payable on June 3, 1996 to shareholders of record at the close of business on May 1, 1996. At March 31, 1996, the Company had accrued $3,760,000 for the payment of this dividend.

      Payments of interest for the six months ended March 31, 1996 and 1995 were $11,912,000 and $9,943,000, respectively. Payments for income taxes for the first six months of fiscal 1996 and 1995 were $46,500,000 and $26,776,000, respectively.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

6.   Contingencies

      The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

      The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., ("Schreier") and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. ("Poulos") and Ahern v. Caesar's World, Inc., et al. ("Ahern"), which have been consolidated in a single action. Also named as defendants in these actions were many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars. The appropriate Courts granted defendants' motion to transfer venue of all three matters to the U.S. District Court in Las Vegas, Nevada. On April 17, 1996, the U.S. District Court Judge hearing the matter in Nevada issued an order based on several motions to dismiss filed by the various defendants in the Poulos and Ahern matters. The order granted the defendants' motions to dismiss, allowing the plaintiffs until May 31, 1996 to amend the complaints. Motions to dismiss are similarly pending before the Court in the Schrier matter, awaiting a decision.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1995

      Revenues for the second quarter of fiscal 1996 totaled $160.5 million compared to $150.0 million in the second quarter of fiscal 1995. Net income for the quarter was $19.4 million or $.15 per share for the current quarter compared to $23.1 million or $.18 for the comparable prior year period.

Revenues and Gross Profit Margins

      Total revenues increased $10.5 million or 7% due primarily to growth in the gaming operations segment.

      Product sales revenue decreased slightly from $101.8 million in the second quarter of fiscal 1995 to $100.1 million in the second quarter of fiscal 1996 due to a decrease in unit volume, primarily in domestic markets. Domestic machine sales totaled 13,063 and 14,844 in the second quarter of fiscal 1996 and 1995, respectively. This 12% decrease in units sold in domestic markets resulted from decreases in the riverboat, racetrack and Louisiana markets due to fewer new casino openings in these markets, partially offset by increases in units sold in Nevada. International sales grew by 1,078 units or 38.7% compared to the prior quarter, led primarily by sales in South America and Europe.

      The Company anticipates that the slower growth of the U.S. market experienced in fiscal 1995 and the first six months of fiscal 1996 will continue in the near future. This decreased rate of growth may be offset, in part, by future growth in international markets. The Company is pursuing international opportunities in a variety of jurisdiction including opportunities in South Africa, Asia and South America. The pace of growth within domestic and international markets is, however, outside the control of the Company and has been and continues to be influenced by public opinion and the legal and electoral processes. As a result, the Company cannot predict the rate at which domestic and international markets will develop and any slowdown or delay in the growth of new markets will adversely affect the Company's futute results.

      Revenues from gaming operations in the second quarter grew to $60.4 million, 25% over the second quarter of fiscal 1995. The increase is due to the installation of seven new progressive systems since the prior year second quarter, as well as increased machine installations in virtually all existing jurisdictions, with the largest increases in the Louisiana and Native American markets. Additionally, second quarter gaming operations revenues benefited from the introduction of gaming at two racetracks in Delaware during the current fiscal year where the Company leases machines. As of March 31, 1996, there were approximately 8,900 linked progressive gaming machines operating on 41 16T systems in nine jurisdictions compared to approximately 8,000 such machines operating at March 31, 1995.

      The gross margin on product sales improved from 44% in the second quarter of fiscal 1995 to 46% in the current quarter. This increase is due primarily to improved margins on international sales over the prior year. International sales comprised 20% of total product sales revenues compared to 15% in the prior year. The gross margin on gaming operations was 49% in the current quarter, decreasing from 53% in the comparable prior year period. The decrease in gaming operations gross profit is due to an increase in the cost of interest-sensitive annuities the Company purchases to fund the jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Expenses

      Selling, general and administrative expenses increased $6.8 million due to costs associated with recent management changes as well as increased advertising in Nevada. Research and development expenses totaled $6.4 million and $7.2 million in the second quarters of fiscal 1996 and 1995, respectively, due primarily to an increase in customer-requested product engineering. This custom engineering is charged to customers and, therefore, included in cost of sales.

      Depreciation and amortization expenses were $6.5 million and $6.9 million, for the quarters ended March 31, 1996 and 1995, respectively. The decrease in depreciation expense is due to the acceleration of depreciation in early 1996 for leasehold improvements from certain of the Company's facilities in Reno, Nevada that were recently vacated. This decrease was partially offset by an increase in depreciation related to a larger number of units installed on the Company's linked progressive systems. The provision for bad debts increased from $2.1 for the second quarter of fiscal 1995 to $4.5 million in the current quarter. This increase is due to reserves related to certain international developing markets.

Other Income and Expense

      Interest income decreased $.2 million from the second quarter of fiscal 1995. The decrease is the result of decreased interest income on notes and contracts receivable related to lower receivable balances between the periods and lower interest rates charged, offset by an increase in interest income related to income-producing investments to fund future jackpot payments. Additionally, cash has been invested in lower yielding, tax preferred securities. Interest expense totaled $5.1 million and $5.3 million for the quarters ended March 31, 1996 and 1995, respectively. This decrease was primarily the result of capitalization of $1.6 million of interest associated with construction of the Company's manufacturing facility (see Notes 2 and 5). Partially offsetting this decrease, system interest expense resulting from a greater number of jackpot winners from the Company's progressive systems increased $.9 million.

      Loss on the sale of assets during the second quarter of fiscal 1996 increased $2.8 million over the comparable prior year quarter. This increase is primarily the result of reserves established for the Company's investment in China and other developing international markets as well as a charge to write-off the Company's remaining investment in Radica Games, Limited, which was sold during the second quarter of fiscal 1996.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO
SIX MONTHS ENDED MARCH 31, 1995

      Net  income for the six months ended March 31, 1996 was $47.0 million
compared  to  $48.7.   Earnings per share was  unchanged  between  the  two
periods at $.37 per share.

Revenues and Gross Profit Margins

      Total revenues were $316.8 million and $309.2 million for the first six months of fiscal 1996 and 1995, respectively. This fluctuation is the net result of a 26% increase in gaming operations revenues and an 8% decline in products sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

      Product sales revenues totaled $199.2 million and $215.9 million for the first half of fiscal 1996 and 1995, respectively. The decline in revenues attributable to a decrease in unit volume was partially offset by a 7% increase in average sales price per unit. Domestically, unit sales decreased from 32,400 in the prior year period to 24,200 in the current period. The decline is primarily due to declines in demand in the riverboat market associated with fewer new casino openings in this market. However, international unit sales increased 2,900 units, or 52%, for the six-month period relative to the comparable prior year period. The largest increases in international markets came from Europe and South America.

      Gaming operations revenue increased to $117.6 million in the current period from $93.3 million from the first half of fiscal 1995. This 26% increase is attributable to several factors. The Company has introduced seven new progressive systems since the prior year period, primarily in Native American, Louisiana and Nevada markets. Additionally, play has increased in virtually all jurisdictions including Nevada and Native American Megabucks systems.

     Gross profits on total revenues were $146.0 million and $144.2 million for the six months ended March 31, 1996 and 1995, respectively. The gross margin on product sales increased from 43% to 45% due to a 5% reduction in production employees in the current period relative to the prior year period. Improved gross margins on international sales also contributed to this improvement.

Expenses

      Selling, general and administrative expenses increased from $44.2 million for the first half of fiscal 1995 to $54.1 million in the current
period.   This increase is due to costs associated with relocation  to  the
Company's new manufacturing facility of $3.2 million and costs relating to recent management changes of $2.7 million. Research and development expenses totaled $12.7 million and $14.3 million for the first half of fiscal 1996 and 1995, respectively. This decline is due to an increase in the amount of custom research and development on customer orders which results in a charge to cost of sales and reduced research and development.

      Depreciation and amortization increased by $263,000 from the prior year period. This increase is the net result of $1.2 million greater depreciation related to progressive systems due to the increased number of installed machines, offset by a decrease in depreciation for the recently vacated leased facilities in Reno, Nevada. Depreciation was accelerated in the prior year to recognize the expense while such facilities were in use. The provision for bad debts increased $2.5 million from the prior year period due to reserves established for sales to certain developing international markets.

Other Income and Expense

      Interest income increased to $19.1 million from $18.5 million in the six-month period ended March 31, 1996 compared to March 31, 1995. Interest income from notes and contracts receivable was down $2.3 million due to lower average balances and a decrease in the interest rates charged. Systems related interest income grew $1.6 million compared to the first half of 1995 due to increased play, resulting in increased income-producing investments to fund future jackpot payments. Interest expense was
unchanged           between           the           two            periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

However, interest expense related to jackpot liabilities increased $1.6 million over the first half of fiscal 1995 in response to increased play on the Company's progressive systems. This increase is offset by a decrease in interest expense related to capitalization of interest costs associated with construction of the Company's new facility (see Note 2).

      The loss on sale of assets increased $2.1 million between the six months ended March 31, 1996 and 1995. This increase is primarily due to reserves established related to the Company's investment in China and other developing international markets together with a charge of $1.5 million to write-off the Company's remaining investment in Radica Games, Limited, which was sold during the second quarter of fiscal 1996.

      Other income increased $8.2 million due primarily to a $7.6 million settlement of a lawsuit which was received by IGT-Australia from the State of Victoria, Australia in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

      Working capital decreased $53.6 million to $455.4 million during the six months ended March 31, 1996. The primary factor for this decrease was a decrease in cash and cash equivalents of $88.1 million caused by cash used in investing activities of $91.3 million relating primarily to the construction of the Company's new manufacturing facility (see Note 2). Offsetting this decrease in working capital was an increase in inventory of $28.5 million. Inventories have been increased to insulate the Company's customers from the impact of the relocation and the resulting production down time (see Note 2). Additionally, the Company anticipates that there may be a seasonal increase in demand for it's products in the upcoming quarter.

Cash Flow

     During the six months ended March 31, 1996, the Company generated cash from operating activities of $5.9 million. Collections on receivables approximately equal to sales provided operating cash while increases in inventories and decreases in accrued and deferred income taxes payable used operating cash.

      This increase in operating cash was offset by cash used in investing activities of $91.3 million as discussed above and cash used in financing activities of $5.6 million which was the net effect of activity related to operation of the Company's progressive systems and the purchase of treasury stock.

Lines Of Credit

      As of March 31, 1996, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is available for funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At March 31, 1996, $48.0 million was available under this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      IGT-Australia had a $5,500,000 (Australian) bank line of credit available as of March 31, 1996. Interest is paid at the lenders reference rate plus 1 %. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At March 31, 1996, no funds were drawn under this line.

      The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase

      A stock repurchase program was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows for the purchase of up to 50.0 million shares. During the second quarter of fiscal 1996, the Company purchased 1,459,000 shares of its own outstanding stock for a total of $16.9 million in cash. As of March 31, 1996, the Company has purchased a total of 25.1 million shares (adjusted for stock splits) under this repurchase program.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at March 31, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company's fiscal year ended September 30, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has not determined which method under SFAS No. 123 it will implement.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities
Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the rate of future growth of domestic and international gaming markets; statements regarding new markets for linked progressive systems and the statement regarding seasonal increased demand for the Company's products. In addition, statements containing

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, (the "Act"), (continued)

expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decline in the demand for replacement machines with imbedded bill acceptors; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

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

Date:  May 15, 1996



                                        INTERNATIONAL GAME TECHNOLOGY



                                        By:/s/ Scott Shackelton
                                           Scott Shackelton
                                           Vice President
                                           Corporate Controller
                                           (Chief Accounting Officer)