Form 10-Q
period 1996-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 1996-08-14
CIK 353944

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class               Outstanding at August  9, 1996
             Common Stock,                    125,501,472
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

      Organization
      International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: I.G.T.-Australia, Pty. Ltd. ("IGT-Australia"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT-Japan k.k. ("IGT-Japan"); I.G.T.-Argentina S.A. ("IGT-Argentina"); IGT-do Brazil Ltda. ("IGT-Brazil"); International Game Technology S.R. Ltda. ("IGT-Peru"); and International Game Technology-Africa (Pty) Ltd. ("IGT-Africa").

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

     IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. In 1993, IGT-Japan was approved as a foreign manufacturer to supply Pachisuro gaming machines to the Japanese market. In November, 1995, IGT Japan became a full member in Nichidenkyo, a Pachisuro manufacturer's association, allowing IGT Japan to manufacture products in Japan.

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

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(Amounts in thousands, except     THREE MONTHS ENDED    NINE MONTHS ENDED
per share amounts)                     June 30,              June 30,
                                    1996      1995        1996      1995
REVENUES:
 Product sales                    $134,447  $ 97,294    $333,654  $313,223
 Gaming operations                  62,188    53,481     179,751   146,757
   Total revenues                  196,635   150,775     513,405   459,980

COSTS AND EXPENSES:
 Cost of product sales              72,726    54,097     182,138   177,454
 Gaming operations                  29,323    26,670      90,636    68,320
 Selling, general and
   administrative                   25,872    19,619      80,006    63,824
 Depreciation and amortization       6,945     7,091      20,329    20,212
 Research and development            6,018     7,063      18,689    21,358
 Provision for bad debts             4,461     1,835      10,596     5,448
   Total costs and expenses        145,345   116,375     402,394   356,616

INCOME FROM OPERATIONS              51,290    34,400     111,011   103,364

OTHER INCOME (EXPENSE):
 Interest income                     9,694    10,190      28,768    28,739
 Interest expense                   (6,669)   (4,825)    (17,016)  (15,221)
 Gain (loss) on the sale of assets    (642)      292      (3,896)     (890)
 Other                                 581      (464)      8,871      (326)
   Other income, net                 2,964     5,193      16,727    12,302

INCOME BEFORE INCOME TAXES          54,254    39,593     127,738   115,666

PROVISION FOR INCOME TAXES          19,533    14,236      45,986    41,622

NET INCOME                        $ 34,721  $ 25,357    $ 81,752   $74,044

PRIMARY EARNINGS PER SHARE        $    .2   $   0.20    $    .64   $  0.56

FULLY DILUTED EARNINGS PER SHARE  $    .27  $   0.20    $    .64   $  0.56

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING     126,744   129,962     127,236   131,703

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ASSUMING FULL
 DILUTION                          126,867   129,996     127,638   131,703

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                            JUNE 30,   SEPTEMBER 30,
                                              1996         1995
(Dollars in thousands)                    (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                 $ 167,556      $241,613
 Investment securities at market value        60,629        47,813
 Accounts receivable, net of allowances
   for doubtful accounts of $8,032
   and $5,182                                125,665       113,196
 Current maturities of long-term notes
   and contracts receivable, net of
   allowances                                 69,741        80,271
 Inventories, net of allowances for
   obsolescence of $19,154 and $14,902:
   Raw materials                              59,629        39,526
   Work-in-process                             5,025         4,836
   Finished goods                             35,577        29,463
     Total inventories                       100,231        73,825
 Deferred income taxes                        26,671        25,336
 Investments to fund liabilities to
   jackpot winners                            24,954        19,465
 Prepaid expenses and other                    8,050         5,117
   Total current assets                      583,497       606,636

LONG-TERM NOTES AND CONTRACTS RECEIVABLE,
 net of allowances and current maturities     54,405        43,511
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                         24,764        13,910
 Buildings                                    52,503        14,270
 Gaming operations equipment                  71,632        68,096
 Manufacturing machinery and equipment        77,185        62,454
 Leasehold improvements                       11,044        12,362
 Construction in progress                     10,313        23,999
   Total                                     247,441       195,091
 Less accumulated depreciation
   and amortization                          (79,777)      (75,793)
   Property, plant and equipment, net        167,664      $119,298
INVESTMENTS TO FUND LIABILITIES
 TO JACKPOT WINNERS                          221,019       167,398
DEFERRED INCOME TAXES                         51,173        27,735
OTHER ASSETS                                   8,999         7,120
   Total Assets                           $1,086,757      $971,698

                                (Continued)

                 INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            JUNE 30,   SEPTEMBER 30,
                                             1996          1995
(Dollars in thousands)                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term notes
   payable and capital lease obligations  $  12,817        $ 7,385
 Accounts payable                            29,689         28,862
 Jackpot liabilities                         30,588         25,072
 Accrued employee benefit plan liabilities    9,877         11,302
 Accrued dividends payable                    3,763          3,866
 Accrued vacation liability                   5,858          5,664
 Other accrued liabilities                   26,914         15,568

   Total current liabilities                119,506         97,719

LONG-TERM NOTES PAYABLE AND CAPITAL LEASE
 OBLIGATIONS, net of current maturities     107,203        107,543
LONG-TERM JACKPOT LIABILITIES               270,855        212,341
OTHER LIABILITIES                             2,485              5
   Total liabilities                        500,049        417,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.000625 par value;
   320,000,000 shares authorized;
   150,542,143 and 150,118,534
   shares issued                                 94             94
 Additional paid-in capital                 235,421        231,338
 Retained earnings                          534,983        463,039
 Treasury stock; 25,111,546 and
   21,268,046 shares at cost               (188,092)      (143,281)
 Net unrealized gain on investment
   securities                                 4,302          2,900
   Total stockholders' equity               586,708        554,090
   Total liabilities and stockholders'
     equity                              $1,086,757       $971,698

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                NINE MONTHS ENDED
(Dollars in thousands)                               JUNE 30,
                                                1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                  $  81,752     $  74,044

Adjustments to reconcile net income to
 net cash provided by operating activities:

 Depreciation and amortization                 20,329        20,212
 Provision for bad debts                       10,596         5,448
 Provision for inventory obsolescence          14,488         5,564
 Loss on sale of assets                         3,896           890
 Common stock awards                              706             -
 (Increase) decrease in assets:
   Receivables                                (19,004)       25,988
   Inventories                                (53,003)       22,703
   Prepaid expenses and other                  (3,525)         (684)
   Other assets                                (1,206)         (229)
 Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities     7,080        (3,778)
   Accrued and deferred income taxes payable,
     net of tax benefit of stock option and
     purchase plans                           (21,435)      (24,837)
 Other                                            715          (102)
   Total adjustments                          (40,363)       51,175

   Net cash provided by operating activities   41,389       125,219

                                (Continued)

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Continued from previous page)
                                (Unaudited)

                                              NINE MONTHS ENDED
(Dollars in thousands)                             JUNE 30,
                                               1996        1995
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property, plant
   and equipment                           $ (59,310)    $(35,671)
 Proceeds from sale of property,
   plant and equipment                         3,608        4,964
 Purchase of investment securities           (46,037)    (213,516)
 Proceeds from sale of investment
   securities                                 35,279      232,646
 Proceeds from investments to fund
   liabilities to jackpot winners             20,233       15,000
 Purchase of investments to fund
   liabilities to jackpot winners            (79,343)     (43,069)
   Net cash used in investing activities    (125,570)     (39,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt                   (3,444)        (348)
 Proceeds of long-term debt                    7,917          825
 Payments on liabilities to jackpot winners  (20,233)     (15,000)
 Collections from systems to fund
   liabilities to jackpot winners             84,263       63,379
 Proceeds from stock options exercised         1,721        1,084
 Payments of cash dividends                  (11,446)     (11,756)
 Payments to purchase treasury stock         (44,810)     (50,571)
 Proceeds from employee stock
   purchase plan                               1,047          958
   Net cash provided by (used in)
     financing activities                     15,015      (11,429)

EFFECT OF EXCHANGE RATE CHANGES ON CASH       (4,891)        (170)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (74,057)      73,974

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         241,613      142,730

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $  167,556     $216,704

The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Notes and Contracts Receivable

      The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                          June 30,    September 30,
                                            1996           1995
       (Dollars in thousands)
       Current                            $ 5,585        $ 3,465
       Long-term                           14,690         10,149
                                          $20,275        $13,614

2.   Construction of New Corporate Headquarters and Manufacturing Facility

      In May 1994, the Company purchased a 78-acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 915,000 square foot office, manufacturing and warehousing facility. The manufacturing and warehousing facility was completed in early calendar 1996. The Company anticipates that the office facility will be completed in late calendar 1996, absent unexpected delays at a total cost, including the site, of $82.4 million. To date, $64.8 million has been incurred for the project.

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

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

4.   Concentrations of Credit Risk (Continued)

      Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. At June 30, 1996 accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          Nevada                                             27.9%
          Riverboats (greater Mississippi River area)        26.9%
          Native American Casinos (distributor)               6.1%
          Colorado                                            5.9%
          South America                                       3.9%
          Australia                                           3.7%
          Europe                                              3.5%
          Other regions (individually less than 3%)          22.1%
            Total                                           100.0%

     Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which had at June 30, 1996 an aggregate balance of $16.0 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes the likelihood of losses relating to these guarantees is remote.

5.   Supplemental Statement of Cash Flows Information

      Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

      The tax benefit of stock options exercised totaled $609,000 and $1.6 million for the nine months ended June 30, 1996 and 1995, respectively.

      Unrealized gains on investment securities, net of taxes, of $1.4 million were recorded as "Net unrealized gains on investment securities" in stockholders equity for the nine months ended June 30, 1996 compared to net unrealized losses of $1.7 million for the nine months ended June 30, 1995.

      Payments of interest for the nine months ended June 30, 1996 and 1995 were $19.5 million and $15.3 million, respectively. Payments for income taxes for the first nine months of fiscal 1996 and 1995 were $61.5 million and $66.5 million, respectively.

              INTERNATIONAL GAME TECHNOLOGY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


5.   Supplemental Statement of Cash Flows Information (Continued)

      On May 19, 1996, the Board of Directors declared a quarterly cash dividend of $.03 per share, payable on September 3, 1996 to shareholders of record at the close of business August 1, 1996. At June 30, 1996, the Company had accrued $3.8 million for the payment of this dividend.

6.   Contingencies

      The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

      The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., ("Schreier") and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. ("Poulos") and Ahern v. Caesar's World, Inc., et al. ("Ahern"), which have been consolidated in a single action. Also named as defendants in these actions were many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars. The appropriate Courts granted defendants' motion to transfer venue of all three matters to the U.S. District Court in Las Vegas, Nevada. On April 17, 1996, the U.S. District Court Judge hearing the matter in Nevada issued an order based on several motions to dismiss filed by the various defendants in the Poulos and Ahern matters. The order granted the defendants' motions to dismiss, allowing the plaintiffs until May 31, 1996 to amend the complaints to correct any pleading deficiencies. Both plaintiffs' amended complaints are pending before the Court. Motions to dismiss are similarly pending before the Court in the Schrier matter, awaiting a decision.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996
     COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

      Net income for the three months ended June 30, 1996 was $34.7 million or $.27 per fully diluted share versus $25.4 million or $.20 per fully diluted share for the three months ended June 30, 1995.

Revenues and Gross Profit Margins

      Total revenues for the third quarter of fiscal 1996 were $196.6 million, a 30% increase over the $150.8 million reported for the comparable prior year quarter. This increase resulted from improvements in both product sales and gaming operations revenues.

      Product sales totaled $134.4 million and $97.3 million for the quarters ended June 30, 1996 and 1995, respectively. Product sales revenues were positively impacted by an increase in unit volume. Domestic machine shipments rose 29% to 19,785 machines in the current quarter from 15,384 in the third quarter of fiscal 1995. This increase was driven by new casino openings and expansions in Nevada and the Mississippi and Indiana riverboat markets.

      Revenue from gaming operations was $62.2 million for the current quarter compared to $53.5 million for the quarter ended June 30, 1995. This 16% increase was due primarily to the installation of two new systems in Nevada and four in Native American markets. Additionally, machine installations increased in Louisiana and on most existing systems. The Company operates over 9,000 machines on 41 systems in nine jurisdictions.

      The gross margin on product sales revenue was 46% during the third quarter versus 44% in the same period last year. Lower material costs and overall operating efficiencies at the Company's primary manufacturing plant in Reno, Nevada led to this improvement. Gross profit on gaming operations revenue was 53% and 50% for the quarters ended June 30, 1996 and 1995, respectively, due to the lower cost of interest sensitive assets which the Company purchases to fund jackpot payments.

Expenses

      Selling, general and administrative expenses were $25.9 million and $19.6 million for the quarters ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increased advertising, marketing and customer service expenses as well as costs associated with increased volume. Depreciation and amortization expense was $6.9 million and $7.1 million for the third quarter of fiscal 1996 and 1995, respectively. Depreciation in the prior year was higher due to the acceleration of amortization of the Company's leasehold improvements in the buildings that were vacated in early calendar 1996. The decrease in leasehold depreciation was partially offset by an increase in depreciation expense related to the larger number of units installed on the Company's linked progressive systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Expenses (Continued)

      Research and development expense decreased to $6.0 million for the quarter ended June 30, 1996 from $7.1 million in the prior year quarter due primarily to an increase in customer requested product engineering. This custom engineering is charged to customers and, therefore, included in cost of sales. The increase in bad debt expense to $4.5 million in the current quarter compared to $1.8 million in the prior year quarter was due to increased reserves associated with certain developing international markets and uncollectible receivables in Australia.

Other income and expense

     The decrease in interest income of $496,000 from the prior year period was primarily attributable to a decrease in interest income from notes and contracts receivable due primarily to lower interest rates charged to customers. Interest income from the Company's investment securities, which have been invested in lower-yielding, tax preferred instruments relative to the prior year, also decreased. An increase in interest income from investments to fund future jackpot payments offset these decreases. Interest expense was $6.7 million and $4.8 million for the quarters ended June 30, 1996 and 1995, respectively, reflecting an increase in the number of jackpot winners on the Company's linked progressive systems. As the number of jackpots grows, the related interest expense also increases.

      The net loss on sale of assets of $642,000 in the current quarter relative to the gain on sale of assets in the prior year quarter was due primarily to the reserves recorded on investments in certain developing international markets.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1996
     COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1995

      Net income for the nine months ended June 30, 1996 was $81.8 million or $.64 per fully diluted share compared to $74.0 million or $.56 per fully diluted share for the nine months ended June 30, 1995.

Revenues and Gross Profit Margins

      Total revenues were $513.4 million compared to $460 million for the first nine months of fiscal 1996 and 1995, respectively, reflecting growth in both product sales and gaming operations revenues.

      Product sales revenues grew to $333.7 million for the current period compared to $313.2 million in the comparable prior year period as a result of increases in machine unit volume in international markets. Machine sales to international markets increased by 4,700 units or 60% for the current nine month period relative to the prior year period. The largest increases in international markets came from Turkey and Argentina. Domestically, machine sales decreased from 47,800 in the prior year period to 44,000 in the current period, primarily due to declines in the Nevada, Colorado and riverboat markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Gross Profit Margins (Continued)

     Revenues from gaming operations were $179.8 million and $146.8 million for the nine months ended June 30, 1996 and 1995, respectively. This 22%
increase was due to additional linked progressive systems in Nevada and Native American markets, as well as increased play on existing systems, particularly in Louisiana.

     The gross margin on product sales was 45% and 43% for the current nine month period and prior year period, respectively. The improvement in gross margin was due to lower material costs and improved production efficiencies domestically. The gross margin on gaming operations revenue improved to 53% for the nine months ended June 30, 1996 compared to 50% for the comparable 1995 period. The gross profit percentage is primarily a function of the fluctuating cost of interest-sensitive assets the Company purchases to fund jackpot payments.

Expenses

     Selling, general and administrative expenses totaled $80.0 million and $63.8 million for the nine months ended June 30, 1996 and 1995, respectively. The increase was due to costs associated with relocation to the Company's new manufacturing facility of $3.2 million in the first quarter, expenses related to management changes in the second quarter of $2.7 million, increased marketing expenses of $3.3 million and costs associated with greater volume. The lack of significant fluctuation in depreciation and amortization was the net result of increased depreciation associated with the greater number of machines on the Company's linked progressive systems offset by a decrease in amortization of leasehold improvements.

      Research and development expenses for the nine months ended June 30, 1996 decreased by $2.7 million versus the comparable prior year period due to custom engineering charged to cost of sales. The provision for bad debt in the current period exceeds the prior year period by $5.1 million due to reserves associated with certain developing international markets, including Asia, South America and certain uncollectible receivables in Australia.

Other income and expense

      Interest income was unchanged for the current nine month period relative to the comparable prior year period as the net result of three factors. Lower interest was realized on investment securities due to investing a larger percentage of the portfolio in lower-yielding, tax preferred instruments decreased interest income. Lower interest rates charged on notes and contracts receivable also decreased interest income. Growth in progressive systems play resulted in increased income-producing investments to fund future jackpot payments, which offset the decreases discussed above. Interest expense increased by $1.8 million due to growth in progressive systems play.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

      During the nine months ended June 30, 1996, working capital decreased $44.9 million to $464 million. This decrease in working capital was partially due to a decrease in cash and cash equivalents of $74.1 million which was primarily attributable to the construction of the Company's new manufacturing facility (see Note 2 to the Consolidated Financial Statements). Additionally, significant uses of cash include purchases of investment securities and purchases of assets to fund payments to jackpot winners. Inventory increased $26.4 million to meet seasonal demand for the Company's products.

Cash Flow

     During the nine months ended June 30, 1996, the Company generated cash from operating activities of $41.4 million. Increases in inventories and receivables reduced cash from operating activities. Increases in accrued and deferred income taxes during the current period reduced cash from operating activities due to the timing of deductibility of payments to systems winners.

      The increase in cash provided by operating activities was offset by cash used in investing activities of $125.6 million due to the purchase of investment securities, purchase of investments to fund payments to jackpot winners and costs associated with the construction of the Company's new manufacturing and administrative facility (see Note 2 to the Consolidated Financial Statements). $15 million in cash was provided by financing activities including collections from the Company's linked progressive systems of $84.3 million offset by $44.8 million in cash used to purchase treasury stock, $20.2 million for payments to systems winners and $11.5 million for dividends.

Lines Of Credit

      As of June 30, 1996, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is available for funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At June 30, 1996, $48.0 million was available under this line of credit.

      IGT-Australia had a $25.5 million (Australian) bank line of credit available as of June 30, 1996. Interest is paid at the lender's reference rate plus 1%. This line is secured by equitable mortgages, and has a provision for review and renewal annually in May. At June 30, 1996 $500,000 was available under this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stock Repurchase

      A stock repurchase program was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows for the purchase of up to 50.0 million shares. During the nine months ended June 30, 1996, the Company purchased 3.8 million shares of its own outstanding stock for a total of $44.8 million in cash. Under this repurchase program, the Company is authorized to purchase an additional
27.9 million shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at June 30, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company's fiscal year ended September 30, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities
Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decline in the demand for replacement machines with imbedded bill acceptors; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (Continued)

casinos; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

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

Date:  August 14, 1996



                                        INTERNATIONAL GAME TECHNOLOGY



                                        By:  /s/ Maureen Imus
                                           Maureen Imus
                                           Vice President, Finance