Form 10-K
period 1996-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1996-12-23
CIK 353944

FORM 10-K
                    Securities and Exchange Commission
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the Fiscal Year Ended September 30, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from        to

Commission File Number 001-10684
                       International Game Technology
          (Exact name of registrant as specified in its charter)

               Nevada                         88-0173041
      (State of Incorporation)    (I.R.S. Employer Identification No.)

                    5270 Neil Road, Reno, Nevada 89502
                 (Address of principal executive offices)
    Registrant's telephone number, including area code: (702) 448-1200

        Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
    Common Stock, Par Value $.000625          New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1996:

                              $2,376,602,514

The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1996:

          125,198,406 shares of Common Stock, $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                             Table of Contents


                                  Part I
                                                                   Page
Item 1.  Business                                                    2
Item 2.  Properties                                                 23
Item 3.  Legal Proceedings                                          24
Item 4.  Submission of Matters to a Vote of Security Holders        24

                                  Part II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                        25
Item 6.  Selected Financial Data                                    26
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        27
Item 8.  Consolidated Financial Statements and Supplementary Data   35
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        62

                                 Part III

Item 10. Directors and Executive Officers of the Registrant         62
Item 11. Executive Compensation                                     62
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                 62
Item 13. Certain Relationships and Related Transactions             62

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                  63
         Signatures                                                65

                               Part I
Item 1.   Business

General

International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity,
IGT,  and  facilitate  the Company's initial  public  offering.   In
addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company: I.G.T.-Argentina  S.A.  ("IGT-Argentina");   I.G.T.
(Australia), Pty. Ltd. ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland, Ltd. ("IGT-Iceland"); IGT-Japan k.k. ("IGT-Japan; International Game Technology-Africa (Pty.) Ltd. ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

IGT is the largest manufacturer of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures systems which monitor slot machine play and track player activity, as well as wide area progressive systems. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor lottery video gaming terminals and has developed specialized lottery video gaming terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

IGT-Australia was established in March 1985 and is located in Sydney, Australia. IGT-Australia manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

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

IGT-Japan was established in July 1990, and in November 1992, opened an office in Tokyo, Japan. In April 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market.

IGT-Argentina was established in December 1993 and opened an office in Buenos Aires, Argentina to distribute and market gaming products in Argentina and Peru.

IGT-Brazil opened an office in October 1994 in Sao Paulo, Brazil and subsequently was incorporated in March 1995 to distribute and market gaming products in Brazil.

IGT-Africa opened an office in September 1994 in Johannesburg, South
Africa  and  subsequently  was  incorporated  in  October  1995   to
distribute and market gaming products in Southern Africa.

IGT-Peru was established in July 1996 and opened an office in Lima, Peru to support proprietary systems and to distribute and market gaming products in Peru.

Unless the context indicates otherwise, references to "International Game Technology," "IGT," or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 448-1200.

For information concerning the revenues, operating results, identifiable assets, and exported sales of the Company's two principal lines of business and operations by geographic region, see
Note 2 of the Notes to Consolidated Financial Statements.

Gaming Products

Products

The Company develops its gaming products for both domestic and international markets. In domestic markets, the Company targets the traditional casino gaming market and the government-sponsored machine gaming market. In international markets, the Company also targets casino-style, gaming-hall, and government-sponsored video gaming markets.

Over the past decade, advancements in gaming machine technology have attracted a greater number of North American players to slot and video machines due primarily to higher jackpots and enhanced player appeal. These improvements have significantly influenced casino gaming revenues. Generally, annual machine revenues of domestic casinos exceed revenues from table games.

Internationally, machines have proven to be appealing to players, but table games represent the majority of earnings. Legalizations of casino and machine gaming have occurred in South America, Africa, Eastern Europe, and parts of Asia during the last year.

The Company was the first to develop computerized video gaming, and today under the Players Edge Plus trademark, sells a variety of computerized video gaming machines. The machines include video poker and "blackjack" products in the upright, slant-top and drop-in bar models. The Players Edge Plus line is also available in slant-top keno, dual screen keno, bingo, large screen video poker and video slots. Players Edge Plus machines offer player appeal and security including multilevel progressives, imbedded and side-mount bill acceptors, enhanced sound packages, imbedded progressive meters and data communication devices. These games now offer an extensive line of partitioned software which allows for faster game development, jurisdictional approval, and overall customer convenience.

IGT also offers a complete line of spinning reel slot machines sold under the trademark S-Plus. The S-Plus series slot machines use an advanced microprocessor system that accommodates several progressive link configurations, enhanced audit trail functions, selection of game software and optional side-mount or imbedded bill acceptors. S-Plus machines run existing S-slot programs or the latest partitioned software which facilitates program updates. A game change can occur quickly by selecting a new program chip from IGT's game library and by changing the glass and reel strips. The S-Plus machines are manufactured in various sizes and colors and are offered in several designs including upright and slant-top.

The Company manufactures and markets video gaming terminals ("VGTs") for government-sponsored gaming programs. The VGTs are similar to the Company's video gaming machines, although the method of prize payments may differ. After inserting money in a VGT, the player is issued credit and plays the machine as a traditional video machine. Player wagers are deducted from the credit meter and winnings are added instead of coins being dropped into a tray. Upon completion of play, the VGT prints out a ticket showing the remaining amounts and value of credit. The ticket is redeemable for cash by a clerk or teller in the retail establishment. VGTs are typically linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government agencies.

In September 1996, IGT and Dreamport Inc., a gaming and entertainment subsidiary of GTECH Holdings Corporation ("GTECH") announced the formation of IGDreamport. The new joint venture was formed to pursue opportunities in the emerging public video lottery gaming market. IGDreamport plans to pursue the development, improvement, and marketing of video lottery technology, games and services designed to expand the products offerings available to government sponsored lotteries worldwide.

In the video product line, IGT offers the Game King (also named Winner's Choice in the video gaming territories) which is marketed in both the traditional casino gaming and government-sponsored markets. The Reduced Instruction Set Computer ("RISC") processor-based technology of the Game King uses Intel's Multimedia and Superscalar processor, the 80960. The Game King product line offers interactive game play features and graphics in a highly secure and reliable multi-game package. The internal architecture offers customers improved game flexibility and expansion capabilities. The Game King also offers improved security features including silicon signature chips in all PC boards, enhanced door monitoring, and extensive event log with time and date stamp available. The Winner's Choice product is operational in government-sponsored jurisdictions of Delaware, Oregon, Rhode Island, Sweden, West Virginia, and the United States Army. Game King is approved and marketed in the traditional gaming jurisdictions of Australia, Colorado, Iowa, Louisiana, Mississippi, Missouri, several Native American markets, Nevada, New Jersey, and South Dakota.

The following schedule sets forth revenues derived from the sale  of gaming machines:
                                   Fiscal Years Ended September 30,
                                      1996      1995      1994
     (Dollars in thousands)
     Reel-type slot machines        $254,012  $226,216  $312,459
     Video products                  144,699   125,648   125,483
     Pachisuro                        16,732         -         -
     Video gaming terminals/other      2,185       271    10,830
                                    $417,628  $352,135  $448,772

As an enhancement to its core machine business, IGT created an Interactive Game Division in August 1996 to develop a broader variety of gaming machines. This division will pursue products that offer new, different, and more advanced types of games and explore uses for new technologies. It is also expected to provide the means for the Company to introduce certain of its international products into domestic markets. While interactive games will be developed under all of the product lines, the primary development is occurring on the Game King video platform.

IGT also develops, manufactures and markets microprocessor-based Slot Marketing and Revenue Tracking "SMART" systems. The SMART computer system identifies frequent players, records playing history, provides direct marketing information, automates slot accounting and provides additional security to casino customers. IGT provides SMART system 24-hour technical support and a software maintenance agreement for on-site service by specially trained system engineers. In August 1996, the Company signed a letter of intent  to  form  a strategic alliance with Acres  Gaming,  Inc.  to distribute Acres' Concept III promotions and player tracking components. The Acres' bonusing system is proposed to be merged with IGT's SMART system to jointly offer the casinos the broadest set of marketing and revenue enhancing tools. To date, no definitive agreement has been executed with Acres Gaming.

The Company's innovations in slot and video technology have increased the machines' earning potential by improving the ease and speed of play, utilizing local game preferences, adding bonus features, and decreasing down-time through improved reliability and added service features. All new gaming machines offer a wide variety of games, innovative designs, sophisticated security features, self-diagnostic capabilities, and various accounting and data retention functions. The Company's engineering and design staff continually provide technological improvements and ongoing game development. The Company has obtained numerous patents on various aspects of its video and reel-type gaming machines and systems. The visual aspects of the product are upgraded and customized by the Company's graphic design and silk-screen departments.


Markets

Overview

Demand for the Company's products comes principally from four sources: the establishment of new gaming jurisdictions; expansions of casinos; additions of new casinos within existing gaming markets; and the replacement of older machines with newer, technologically-advanced machines. Historically, gaming machines have a mechanical life of approximately 10 years. However, in established markets, such as Nevada, gaming machines are replaced on average between three to seven years. Replacement occurs as a result of technological advances, new designs, improvements in visual characteristics, the development of new games, general wear and tear of use, and the evolving preference of casino patrons.

IGT has benefited from the significant expansion of legalized gaming. As part of this expansion, casino-style gaming has become an increasingly important component of the "leisure time" industry. The increased legalization and popularity of gaming has presented growth opportunities for the Company both in the domestic market (North America) and in the emerging international market. Specifically, in the past few years, the introduction of riverboat-style gaming in the U.S. Midwest, the expansion of Native American Class III-style casino gaming, the growth in the Nevada market and the continued development of government-sponsored casino gaming have presented expanded markets for gaming machines.

While the Company anticipates future growth in the gaming industry, the rate of growth in the North American marketplace has diminished since the substantial growth experienced in the early 1990s. During fiscal 1995 and 1996, the gaming industry in the United States was influenced by organized opposition to legalized gambling, and the approval and funding by the Senate of the National Gambling Impact Study Commission. These external influences are outside the control of the Company. The Company cannot predict the rate at which new domestic and international markets will develop, and any slowdown or delay in the growth of new markets will adversely affect the Company's future results.

North American Markets

Nevada

The most established North American gaming markets are Nevada and Atlantic City. Nevada is both the oldest and largest market for the Company's products with an installed base of approximately 187,200 gaming machines. Of these machines, the Company estimates it manufactured 146,500.

Over the past several years, there has generally been increased demand for gaming products, attributed to the construction of new casino properties and the expansion or refurbishment of existing operations in Nevada. Demand for new products and increased demand for gaming machines with imbedded bill acceptors increased the replacement of existing machines. In fiscal 1996, the Company provided gaming machines to two significant new casinos: the Monte Carlo Casino and Stratosphere Tower, both in Las Vegas, Nevada. Payment has been received for machines sold to these casinos. In addition, several other Nevada properties to which the Company sold gaming machines underwent smaller-scale expansions in fiscal 1996. The Company had unit sales of 21,500 machines to the Nevada market during fiscal 1996 as compared to 25,300 in fiscal 1995.

Several major new casinos are currently under construction in Las Vegas and are scheduled to open in late calendar 1996 through early 1998. These properties include: Main Street Station; New York, New York; Orleans; Sunset Station; and Bellagio. The Company, at present, has commitments for product purchases from certain of these casinos anticipated to open in fiscal 1997. Other significant properties that have been announced, but are not yet under construction, include: Circus Circus Project X; Planet Hollywood; and Paris. The Company does not have commitments for product purchases from these casinos and, due to timing of the scheduled openings of these properties, does not expect to make sales to these properties in fiscal 1997.

The Company received replacement orders in fiscal 1996 from various Nevada casinos for machines with imbedded bill acceptors. In 1997, the Company expects that demand for machines with imbedded bill acceptors will continue but the level of demand cannot be predicted. Demand for these products is dependent, in part, upon the competitiveness of casinos and the willingness of casinos to incur the costs associated with replacing existing older gaming machines with new machines.

Atlantic City

Atlantic City is the second-largest gaming market in the Northern Hemisphere. The installed base for the Atlantic City market is approximately 32,900 gaming machines. Of these machines, the Company estimates it manufactured 15,000. In April 1996, the New Jersey Casino Control Commission repealed regulations that limited to 50% the share of gaming machines that any one manufacturer could supply to an Atlantic City casino. In fiscal 1996, several casinos in Atlantic City underwent expansions or made machine upgrades. The Company, through its distributor Atlantic City Coin & Slot Service Company, sold approximately 5,300 machines to the various Atlantic City and Caribbean properties in fiscal 1996 as compared to 4,600 in fiscal 1995. Due to the rescission of the 50% rule, the Company anticipates continued future demand for replacement machines with imbedded bill acceptors in Atlantic City, but the level of demand cannot be predicted.

Expansion in the Atlantic City market began in March 1996, when Mirage Resorts, Inc. announced that it had entered into an agreement with the city to develop 178 acres of land in the marina area of Atlantic City known as the H tract. Pending approval of an accessway into the marina district, Mirage has proposed the development of a large-scale casino project in Atlantic City with Circus Circus Enterprises, Inc. and Boyd Gaming Corporation as tentative partners. The project would open in late 2001 or early 2002, assuming it proceeds. ITT Corporation recently announced a joint venture with Planet Hollywood to develop a hotel and casino on the Atlantic City boardwalk, to be completed in 1998. If completed, this will be the first newly constructed casino into the Atlantic City gaming market since the opening of the Trump Taj Mahal in April 1990. The new casinos will be a substantial competitive addition to the Atlantic City marketplace. Other casino operators that have announced plans to develop in the Atlantic City market include MGM Grand, Inc. and Sun International Entertainment. Assuming any of these projects are constructed, other Atlantic City casinos may make machine upgrades to remain competitive. The Company cannot predict the eventual construction or timing of completion and the Company does not have commitments for product purchases with these casinos.

Riverboat Gaming

Riverboat-style gaming began in Iowa during 1991 and as of September 1996 was operating in six states: Illinois, Indiana, Iowa, Louisiana, Mississippi, and Missouri. The state of Indiana began riverboat gaming operations during fiscal 1996. The state issued 9 licenses during fiscal year 1996, and is expected to grant a total of 11 casino licenses by the end of fiscal 1997. Of the 9 issued licenses in Indiana, 5 boats were opened by the end of fiscal year 1996. At the end of fiscal 1996, the riverboat gaming installed base was estimated at 68,100 operating on more than 75 riverboats. Of these machines, the Company estimates it manufactured 56,800. In fiscal 1996, the Company delivered gaming machines to the new casino operations of the Empress III Casino in Hammond County, Indiana; Indiana Gaming Company (Argosy) in Indiana; Majestic Star Casino, LLC in Gary, Indiana; Trump Casino in Indiana; Grand Casino in Tunica, Mississippi; Riverfront Station in Kansas City, Missouri; Harvey's Iowa Management, Council Bluff, Iowa; and Greenville Riverboat, LLC in Mississippi. The Company delivered 15,000 gaming machines to riverboat casino operators during fiscal 1996 as compared to 13,300 in fiscal 1995. The Harrah's Jazz Casino in New Orleans, Louisiana opened in late fiscal 1995 and purchased approximately 1,500 machines from the Company. The Harrah's Jazz Casino has subsequently closed and is currently undergoing a reorganization. The Company has received payment in full for the machines purchased by Harrah's Jazz.

The growth rate in the riverboat gaming market is expected to decline compared to fiscal 1996; however, several major riverboat operations are scheduled to open throughout fiscal 1997 and 1998. These properties include Imperial Palace (Mississippi); Players and Harrah's (Missouri); and Showboat Marina and ITT Corporation - Caesars (Indiana). The Company currently has orders for the product purchases from three of these riverboat operations.

During fiscal 1996, several states expressed interest in introducing new gaming legislation. Throughout this period, few of these states have made significant legislative progress towards this goal. Several of these states may again pursue the approval issue in 1997. The further expansion of casino-style gaming in these and in any other potential jurisdictions will continue to be the subject of intense public debate with legalization typically requiring a public referendum or other legislative action. In addition, any favorable public referendum or legislative action may be the subject of legal challenges. These factors have and will continue to influence and potentially delay the timing and opening of casino-style gaming in new domestic jurisdictions.

During the November 1996 elections, voters in Michigan and West Virginia approved certain forms of gaming: land-based casinos in Michigan and machines at West Virginia racetracks. However, Arkansas, Colorado, Ohio and Washington defeated ballot measures that would have allowed various forms of machine gaming: land-based casinos in Arkansas; limited stakes casinos in Trinidad, Colorado; riverboats in Ohio; and Native American casinos in Washington. Voters in Dallas County, Iowa and DeSoto County, Mississippi defeated local option proposals to allow riverboat gaming in those communities. Certain parishes in Louisiana defeated video poker.

Native American Gaming

Casino-style gaming continued to expand on Native American lands during fiscal 1996. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. IGT machines are placed only with Native American tribes who have negotiated compacts with their respective states and have received approval by the U.S. Department of the Interior.

The Company, through its distributor Sodak Gaming, Inc. ("Sodak"), began selling machines to authorized Native American casinos in 1990. The Company has either directly or through its distributor sold machines to Native American casinos in the following 17 states:
Arizona, Colorado, Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New Mexico, North Carolina, North Dakota, Oregon, South Dakota and Wisconsin. In addition to the approved states, Class III compacts are either under consideration, or there has been ongoing litigation between Native American tribes and the state governments, in several other states. The favorable resolution and approval of compacts in any of these states would provide additional market opportunities for the Company's products. The Company cannot, however, predict when and whether any such approvals will occur. During fiscal 1996, the U.S. District Court for the District of New Mexico ruled that the Governor exceeded his authority in signing the compact and held the compacts were invalid. Subsequently, nine New Mexico Pueblos filed a motion with the District Court seeking to stay the court's ruling pending an appeal. On July 12, 1996, the stay was granted and the nine Pueblos have remained open under the terms of the stay. One of the Pueblos closed its facility in September, 1996 under a separate lawsuit that was not included as part of the District Court's stay; however, it has also subsequently reopened pursuant to a no-action letter issued by the U.S. Attorney for New Mexico.

At the end of fiscal 1996, the installed base of Class III gaming machines within Native American operations was approximately 65,900 gaming machines. Of these machines, the Company estimates it manufactured and sold through its distributor 49,100. In fiscal 1996, the Company sold gaming machines in the following tribal locations: Casino Rama, Chippewa of Rama Tribe in Ontario Canada; the Mohegan Sun Resort, Mohegan Tribe of Connecticut; Soaring Eagle Casino, Saginaw Chippewa Indian Tribe of Michigan; and the Dakota Magic Casino, Sisseton Wahpeton Tribe of North Dakota. The Company estimates it sold 13,200 gaming machines to approved Native American casinos in fiscal 1996 as compared to 8,800 in fiscal 1995.

Limited Stakes Gaming

The states of Colorado and South Dakota offer limited stakes casino-style gaming throughout specified historic "mining towns." Colorado currently has an installed base of nearly 13,300 gaming machines in the cities of Black Hawk, Central City and Cripple Creek. Of these gaming machines, IGT estimates it manufactured 11,800. In fiscal 1996, the Company sold approximately 1,500 gaming machines to Colorado casino operators as compared to 3,000 in fiscal 1995. South Dakota has an installed gaming machine base of nearly 2,200 gaming machines in Deadwood. Of these machines, IGT estimates it manufactured 1,600.

Racetrack Gaming and Government Sponsored Public Gaming

In September 1992, the state of Rhode Island approved gaming machines for its Lincoln Park and Newport Jai Alai facilities. The Company has installed approximately 300 machines of the total 1,600 gaming machines. In fiscal 1995, the State of Iowa legalized the introduction of gaming machines at the various racetrack facilities within the state. There were a total of 2,800 gaming machines installed among the Iowa racetracks of Bluff's Run, Dubuque Greyhound Park and Prairie Meadows. Of these machines, the Company estimates it manufactured 2,400. The introduction of gaming machines at various racetracks was approved by the State of Delaware and operations began in December 1995 at the Delaware Park and Dover Downs. In September 1996, a third track opened operations at Harrington Racing. The Company has manufactured approximately 1,250 of the total 2,500 machines at the Delaware tracks. Delaware legislation includes a "50% rule" which prohibits a racetrack from having more than fifty percent of its machines manufactured by the same vendor. The Company receives on-going participatory revenue from the State for use and support of these machines. In fiscal 1996, West Virginia added 2,000 gaming machines installed at the Mountaineer Park, Wheeling Downs, and Tri-State Greyhound Park. The Company has manufactured approximately 800 of the total gaming machines at these facilities. In fiscal 1996, the Company sold approximately 500 gaming machines to the race track jurisdictions as compared to 1,900 in fiscal 1995.

Future expansion is anticipated to continue in the pari-mutuel wagering industry; however, the rate and the level of expansion is uncertain and cannot be predicted by the Company. In fiscal 1995 and 1996, racetracks in Delaware, Iowa, Rhode Island, and West Virginia installed gaming machines. In November 1996, the Charlestown Races located in Charlestown, West Virginia approved gaming machines in its racetrack facilities. Other areas considering the addition of gaming machines to the racetrack facilities are Kentucky, Massachusetts, and New Hampshire. Racetrack gaming is dependent upon enabling legislation passed by the appropriate state legislatures and cannot be predicted by the Company.

Government-sponsored gaming in North America is also a market for the Company's gaming products. The Company's video gaming terminals are currently operational in Louisiana, Oregon, South Dakota, and the Canadian provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island, Quebec and Saskatchewan. The Company has supplied its Security Accounting Management System (SAMS) central computer for government-sponsored gaming in Louisiana, Manitoba and Oregon and has manufactured approximately 21,500 of the 114,200 total video gaming terminals installed in North America. In fiscal 1996, the Company sold 1,400 video gaming terminals in the Canadian government-sponsored marketplace compared to approximately 200 units in fiscal 1995.

In addition to video gaming, various Canadian provincial governments have approved and are operating casino-style gaming. Several provinces including Manitoba, Nova Scotia, Ontario and Quebec have casino operations. At the end of fiscal 1996, the total installed base of gaming machines in the Canadian provinces was approximately 10,000 gaming machines. Of these machines, the Company estimates it manufactured 5,700. In fiscal 1996, the Company sold approximately 2,300 gaming machines in the Canadian marketplace as compared to 800 in fiscal 1995.

In May 1996, the Ontario Parliament announced its intention to pursue video lottery gaming for racetracks, bar and taverns, and charitable casinos. The legislative process was completed in November 1996. The final operational parameters are scheduled to be completed in fiscal 1997. The Company is not able to predict the timing nor the final outcome of the policy decision, and the Company does not have commitments for product purchases in this market.

Cruise Ship Gaming

The Company also markets its machine products to international cruise ship operators. The Company estimates that the cruise ship market has approximately 12,500 gaming machines in place. Of these machines, the Company estimates it manufactured 8,700. In fiscal 1996, the Company sold approximately 1,400 gaming machines to various licensed cruise ship operators as compared to 1,900 in fiscal 1995.

International Markets

Demand for casino-style gaming products also exists in international jurisdictions. Traditionally, gaming in international markets has consisted of both North American casino-style gaming, private clubs and, in some countries, smaller-scale "gaming halls." International casinos commonly target the tourist population and are usually located in large urban areas or designated tourist locations. The number of large-scale casinos per jurisdiction may be limited by the government. The casinos may be privately-owned, government-owned or a joint venture between the state and a private operator. Frequently, the investment in these facilities is significant and therefore often managed by world-wide casino operators. In addition, there are corporate and charity-run operations in the international arena.

The number of machines within "gaming halls" is usually fewer than what is found in casinos, but it is common to find numerous halls located throughout a jurisdiction. The types of games within the halls can include amusement-with-prize machines ("AWP") as well as gaming machines. In some foreign jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than actual coins. These gaming establishments are usually privately-owned and, due to the smaller size of the locations, the investment required is significantly less than that for casino developments.

Australia and New Zealand

The Australian market is the most established international jurisdiction for gaming products outside of North America. Casino-style gaming has existed in Australia since 1973 and in the pub and club market since 1956. Currently, a total of 12 casinos operate in Australia within the states of Queensland, the Northern Territory, Western Australia, South Australia, Victoria, Tasmania and the Australian Capital Territory. The installed base for the Australian market is approximately 137,000 gaming machines in legalized casinos, pubs and clubs. The Company began selling gaming machines in Australia in 1986 and of the installed machine base in the Australian market, the Company estimates it manufactured 29,000. In fiscal 1996, the Company had sales of approximately 5,100 gaming machines in Australia as compared to 4,200 gaming machines in fiscal 1995.

The state of New South Wales is the largest market in Australia for gaming machines, with an estimated total of 80,000 gaming machines in 2,100 pubs and 1,500 not-for-profit clubs. Gaming operations have expanded in New South Wales, as a casino operator has been licensed for the temporary Sydney Casino which began operations at the end of fiscal 1995. In addition to New South Wales, several Australian jurisdictions have implemented or are considering the legalization or expansion of gaming operations within their borders. In calendar 1996, the Reef Casino at Cairns and the Treasury Casino in Brisbane opened in Queensland. The Government of the Northern Territory has also announced the expansion of gaming machine operations into clubs and hotels to commence in fiscal 1997. The Government of Tasmania has approved a similar expansion of gaming into clubs and hotels, in the island state during calendar 1997.

Gaming also exists in New Zealand in the form of casino-style gaming, and gaming in pubs and clubs. Casino-style gaming was introduced in New Zealand during fiscal 1995 with the commencement of operations at the Christchurch Casino. The installed base for the New Zealand market is approximately 9,500 gaming machines. Of these machines, the Company estimates it manufactured 4,900. In fiscal 1996, the Company had sales of approximately 900 gaming machines in New Zealand as compared to 600 gaming machines in fiscal 1995. The New Zealand market expanded with the opening of the Sky City project in Auckland in 1996.

Europe, Middle East and North Africa

The European, Middle Eastern and North African markets are serviced by the Company's sales and distribution center located in The Netherlands. The Company has had a direct sales presence in Europe since February 1992. Since that time, increasing customer awareness of product availability, combined with service and training assistance, has contributed to improvements in the Company's share of this market. The Company has identified a significant number of customers for the Company's gaming machines in Eastern Europe, Western Europe, the Middle East and Northern Africa. The European market is a unique market as many countries also have established AWP machines which provide competition for the casino-style gaming machines manufactured by the Company.

The Company estimates that throughout Europe, the Middle East and North Africa, the market base of legally installed gaming machines is in excess of 55,000 gaming machines. Of these machines, the Company estimates it manufactured 14,000. In fiscal 1996, the Company made sales of 4,500 machines in this market, compared to 3,900 machines in fiscal 1995. The majority of these machines were sold to casino operations in France, Greece, Slovenia, Turkey, and other European casino jurisdictions. During the year, the Company also made its first sales of video gaming terminals and a SAMS central monitoring system linking terminals in Sweden.

During fiscal 1993, the Company completed an agreement with the University of Iceland Lottery ("UIL") to supply video terminals and a central system linking the video terminals. The central system incorporates a progressive jackpot feature. The Iceland system, managed by the UIL, began operating in December 1993 and continues to operate with 390 video lottery terminals manufactured by the Company.

The Company also delivered 300 video gaming terminals and a central system to Norges Handikapforbund in Norway in fiscal 1995, and participates in the revenue generated by these machines. At the end of September 1996, approximately 160 terminals were fully operational.

Africa

The Company has targeted the African market as a developing market for its products. Currently, there are several legalized jurisdictions to which the Company sells its products including Kenya, Namibia, Botswana, Lesotho, Mozambique and South Africa.

The government of South Africa has recently taken steps to expand legalized gaming. New gaming legislation in South Africa permits the nine provinces to license a total of 40 casinos. There are currently 17 licensed casinos in the country, although it is anticipated that at least eight of the existing operations will be required to close under the provisions of the National Gambling Act. The Company anticipates, therefore, that as many as 31 new casinos will be licensed in the country over the next several years. The legislative process is outside the control of the Company and the Company cannot predict the approval of gaming in these new markets.

All of the nine South African provinces are in various stages of the process of implementing the provisions of the National Gambling Act. The Province of Mpumalanga recently began accepting applications for casino licenses and expects to begin issuing licenses in the first half of 1997, although there is no guarantee that the Provincial Gambling Board will adhere to its announced timetable. Five other provinces - Gauteng, Western Cape, KwaZulu-Natal, Free State, and Northern Province - have enacted provincial gambling laws and have appointed or are now appointing their provincial gambling boards. The three remaining provinces are currently considering drafting gambling legislation.

The National Gambling Act and most of the provincial gambling bills also authorize limited gaming machines (limited in number, wager and payout) in other venues such as bars, taverns, and social or sports clubs. The specific limitations will be defined in regulations. In response to these developments, the Company established IGT-Africa with a sales and service office in Sandton, a suburb of Johannesburg, South Africa.

During fiscal 1996, the Company made sales of approximately 300 gaming machines of which approximately 200 were to Sun International, the operator of the 17 approved casinos in South Africa. In fiscal 1997, contingent upon final enactment of all the necessary legislation and regulatory approval of the South African government, the Company is exploring the possibility of sales of gaming machines to the new facilities contemplated under the South African gaming legislation.

Asia

The Company has identified Japan as an important market for its products. The Japanese market consists of more than 3,600,000 Pachinko machines and 700,000 Pachisuro machines which operate in 18,000 parlors throughout the country. The Company designed its first Pachisuro machine (Japanese-style slot machine) for this market which was approved in April 1993 by the Japanese technical testing laboratory SECTA (Security Electronics and Communications Technology Association). In November 1995, IGT-Japan became the first non-Japanese company to be admitted as a full member to Japan's 20-member Nichidenkyo, an association of Pachisuro manufacturers. IGT-Japan's new membership status gives the Company the opportunity to compete for a share of Japan's Pachisuro machine replacement market, estimated at approximately 300,000 machines annually. In response, IGT-Japan has established a regional distribution network to market the Company's Pachisuro machines.

During fiscal 1995, the Company increased its investment in design, sales and support staff of the IGT-Japan office to pursue the Japanese market and continued this investment throughout fiscal 1996. IGT-Japan designed a machine which received regulatory approval in May 1996. The model theme is Red, White, and Blue, borrowed from the Company's traditional Nevada-style slot machine model. IGT-Japan sold approximately 7,200 units in the fourth quarter of fiscal year 1996 compared to no sales in this market during fiscal 1995. Delivery of signed orders of the Red, White, and Blue model will continue into the first quarter of fiscal year 1997. At the same time, IGT-Japan has submitted a follow-up model to SECTA and continues to work on enhancements for upcoming models.

The Company also targets China as a potential future market for its products. Although gaming is generally prohibited under the current central government within China, the Central Government allows Provincial and Municipal Governments to draft region-specific regulations for the establishment of entertainment centers and the regulation thereof. Recent Central Government Policy Statements are more restrictive, and the Company has been working closely with national, provincial and municipal governments to adapt its products to the requirements. The Company currently has a representative office in Shanghai, which will be used as the "hub" to distribute products in China when and if the market develops.

During fiscal 1995, the Company initiated operations with international partners to develop a bingo and entertainment center in Zhengzhou, Henan Province, China. The center, which has been closed since December 1995, will remain closed pending further analysis of the recently issued Central Government Policy Statement. In addition, the Company participated in machine operations in two different locations in Shenyang, Liaoning Province, China. In light of the recently published Central Government Policy, the Company has closed both operations to await regulations that clarify the recently issued policy statements. In fiscal 1996, the number of machines sold was minimal.

Latin America

The Company has established offices in Sao Paulo, Brazil; Buenos Aires, Argentina; and Lima, Peru in Latin America to market its
products.   Casino  gaming  is  currently  legal  in  some  form   in
Argentina, Chile, Colombia, Ecuador, Paraguay, Peru, and Uruguay. The pace and timing of developments within these markets cannot, however, be predicted. Machine system gaming for sports entities and lotteries was authorized in Brazil in fiscal 1996. The Company is exploring business opportunities within approved jurisdictions in the Latin American marketplace. In response to the developing Latin American marketplace, the Company has customized existing products for the Latin American market by translating more than 25 games into Spanish and Portuguese and by adapting graphics and language to local cultures. During fiscal 1996, the Company sold 4,800 gaming machines in the Latin American market as compared to 1,500 machines in fiscal 1995.

Privatization efforts are underway in Argentina and Panama and may occur in Uruguay where the governments currently own the casino gaming halls. During fiscal 1995, the Company also entered into a joint venture for gaming development within Argentina (See Note 12 to the Consolidated Financial Statements); however, in fiscal 1996 this joint venture was dissolved. In Venezuela, Paraguay, Bolivia and Mexico the governments are reviewing and updating current regulations governing a wide array of gaming.

In August 1996, Sodak entered into an agreement with CBF-Brazilian Soccer Federation that will allow Sodak to operate video gaming machines in Brazil. The Company has formed a relationship with Sodak to deliver video lottery machines and a central system for their linked gaming project in Brazil. In fiscal year 1997, the Company is planning to operate a wide area progressive system in Lima, Peru, pending governmental approval. The Company has no control over the outcome or timing of such approval.

Gaming Operations

Proprietary Systems

In 1996, the Company celebrated its ten-year anniversary of the development and introduction of the world's first electronically-linked, inter-casino proprietary gaming machine system. These systems link gaming machines in various casinos to a central computer. The systems build a large "progressive" jackpot which increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win jackpots substantially larger than those available from gaming machines which are not linked to a progressive system. The following are linked progressive systems developed and operated by the Company.

In Nevada, nine systems are operated under the names Megabucks, Quartermania, Nevada Nickels, Fabulous Fifties, High Rollers, Quarters Deluxe, Dollars Deluxe, Nickels Deluxe and Keno Deluxe. Of the total 4,650 gaming machines linked to these systems, 3,090 are owned by the Company and 1,560 are owned by casinos.

In Atlantic City, New Jersey, eight systems operate under the names Megabucks, Quartermania, Fabulous Fifties, High Rollers, Megapoker, Pokermania Dollars Deluxe and Quarters Deluxe. These systems are operated by a trust managed by representatives from participating casinos. The Company owns all of the approximately 1,450 machines linked to these progressive systems.

In Mississippi, nine systems are operated under the names Megabucks, Quartermania, Fabulous Fifties, Mississippi Nickels, Pokermania, High Rollers, Quarters Deluxe, Dollars Deluxe, and Nickels Deluxe. Of the total 1,000 gaming machines linked to these systems, 600 are owned by the Company and 400 are owned by casinos.

In Colorado, three systems are operated under the names Megabucks, Quartermania and Colorado Nickels. Of the total 370 gaming machines linked to these systems, 160 are owned by the Company and 210 are owned by casinos.

In Louisiana, five systems are operated under the names Megabucks, Quartermania, Louisiana Nickels, Fabulous Fifties and High Rollers. Of the total 300 gaming machines, 275 are owned by the Company and 25 are owned by casinos.

In Native American casinos, seven systems are operated under the names Megabucks, Quartermania, Nickelmania, Dollars Deluxe, Fabulous Fifties, and separate Megabucks and Quartermania systems in Arizona. Approximately 1,030 casino-owned machines operate on these systems in the states of Arizona, Connecticut, Iowa, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota, and Wisconsin. The systems in Native American casinos began operating in August 1994.

Other systems in operation include a Quartermania system in Deadwood, South Dakota, which includes approximately 30 machines owned by casinos. In Iceland, one system developed by the Company operates under the name Gullnaman with approximately 390 Company-owned machines operating on this system. A Megabucks system in Macau consists of approximately 200 machines owned by casinos. The Company has also investigated the possibility of operating proprietary systems within four additional Midwestern jurisdictions. The Company is also pursuing the placement of progressives in the country of Peru.

To further develop its proprietary gaming systems market, the Company has entered into separate joint marketing alliances with Anchor Gaming, Shuffle Master, Inc. and Mikohn Gaming Corporation. The intent of these strategic alliances is to combine the game development efforts of other creative companies with the Company's wide-area progressive system expertise and its strong distribution channels.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In Louisiana, Mississippi, Nevada, South Dakota and Native American locations, the casinos retain the net win, less a percentage of the pay table dedicated to fund the progressive jackpot which is administered  by  the  Company.  These jackpots  are  paid  in  equal installments over a ten to twenty-five year period. In Atlantic City, the casinos retain the net win, less a percentage of the pay table dedicated to fund the progressive jackpot which is administered by a trust managed by representatives of the participating casinos to pay the jackpots and other system expenses. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, the casinos retain the net win less a percentage of the pay table dedicated to fund the progressive jackpot which is administered by a separate fund managed by the Company which pays the jackpots. Progressive system lease fees are paid to the Company from this fund.

The Company also offers a "leased" link progressive system which links gaming machines within a single casino or multiple casinos of common ownership. Currently, three major hotel casinos operate leased link progressive systems with approximately 235 gaming machines linked on all such systems.

In September 1992, Rhode Island began operating a video lottery system linking approximately 850 video lottery terminals at two pari-mutuel facilities. As of September 30, 1996, an estimated 1,600 terminals were operating on the system. IGT, one of four manufacturers providing terminals, supplied approximately 325 terminals installed on this system and receives revenue for the use of the terminals. The Rhode Island Lottery has the authorization to place up to 5,000 machines under current legislation.

In December 1995, video gaming became operational in the state of Delaware. Under a technology provider license with the Delaware State Lottery, the Company leases approximately 1,250 machines to the state. These machines are located at three pari-mutuel facilities across the State. The Company receives a percentage of revenue for use and maintenance of these machines. The lease agreement between the Company and the Delaware Lottery will expire in December 2002.

The Company presently has 800 machines installed at Mountaineer Race Track in Chester, West Virginia. These machines are connected to the IGT SAMS central computer, which is installed at the West Virginia lottery offices in Charleston, West Virginia.

In May 1996, the Company sold its SAMS central computer system to Tipstjanst AB, the National Swedish Lottery. Under the terms of a software license agreement and purchase of equipment agreement, the Company provided a usage license for its SAMS 4.1 video gaming central computer system. Additionally, the Company agreed to provide approximately 1,000 Winner's Choice machines on-line with certain other technology and services. This sale represents the Company's first entry into the European lottery community. This sale, however, does not assure future sales into the Swedish market or any other European market.

Lease Operations

The Company also leases gaming equipment to its customers. As of September 30, 1996, the Company leased approximately 4,450 gaming machines primarily in the Midwestern riverboat, Colorado, and Nevada markets. The Company has also provided approximately 2,075 machines under participation and rental agreements primarily in the Nevada casino market and in the Iceland, Norway, and China markets.

Video gaming in Oregon commenced in March 1992, and IGT was awarded the contract to supply the central computer system that currently links approximately 8,500 terminals. In October 1995, the state of Oregon issued a request for proposal (RFP) for a new video gaming central computer monitoring system. The Company elected not to submit a proposal in response to this RFP, but will remain its computer system supplier until March 1997. After March 1997, GTECH will provide the Oregon State Lottery with a new video lottery central system in an agreement separate from IGT. The Company currently leases approximately 2,300 machines to the Oregon State Lottery and will continue to provide them with video gaming terminals under a separate lease agreement which will expire in April 1997. The Company anticipates this agreement to be extended and has completed shipping 1,075 Game King video gaming terminals to replace the older equipment, which will be part of a new five-year lease agreement.

In January 1993, the Company began operating approximately 190 gaming machines at the Reno/Tahoe International Airport under a contract with the Airport Authority. The Company and the Airport Authority share in the net win of the approximate 160 machines currently operating with a minimum annual guaranteed amount.

The following table shows the revenues recorded from gaming
operations.
                                    Years Ended September 30,
                                      1996      1995      1994
       (Dollars in thousands)
       Proprietary Systems         $234,859  $191,607  $146,800
       Lease Operations              16,941    12,755    13,540
       Total                       $251,800  $204,362  $160,340

Marketing And Sales

IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. The Company employs 175 sales personnel in offices in several United States locations as well as Asia, Australia, Canada, Europe, Latin America and South Africa.

IGT uses distributors for sales to specific markets including Louisiana, New Jersey, Native American reservations, the Miami cruise ship market, a Canadian maritime province, the Caribbean, Japan, and France. The Company's agreements with distributors do not specify minimum purchases but generally provide that the Company may terminate the distribution agreement if certain performance standards are not met.

The Company considers its customer service department an important aspect of the overall marketing strategy. IGT typically provides a 90-day service and parts warranty for its gaming machines. The Company
currently  has  approximately  327  trained  service  personnel   for
customer  assistance  and maintains service offices  domestically  in
Colorado,  Florida,  Mississippi,  Missouri,  Montana,  Nevada,   New
Jersey,  and internationally in Argentina, Australia, Brazil, Canada,
Japan,  New  Zealand, South Africa and The Netherlands.   A  customer
hotline is available 24 hours a day, seven days a week to respond to customer questions.

The overall marketing philosophy is to offer its customers not only the broadest product line but also ongoing game development. IGT's game library contains numerous game variations. Reprogramming machines for the newest games and changing the graphics design can be accomplished quickly. In international markets, the Company's strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible.

In addition to offering an expansive product line, the Company provides customized services in response to specific casino requests. These services include high quality graphics design, silk-screen printing of gaming machine glass, video graphics, customized game development and interior design services. During fiscal 1996, IGT developed more than 25 new games which included a variety of custom artwork for casinos that opened, renovated or expanded in fiscal 1996. The Company also offers customized design services that utilize computer-aided design and three-dimensional studio software programs. The Company's design department has the ability to generate a casino floor layout and can create a proposed casino slot mix for its customers. The final design incorporates casino colors, themes, signage, custom graphics and includes either an overhead floor plan layout, viewable from any angle, or a three-dimensional moving walk-through of the casino.

The Company's products and services are sold to gaming operators in jurisdictions where gaming is legal. Its products and services are also sold to government entities which conduct gaming operations. During fiscal 1996, the Company's ten largest customers accounted for 34% of its gaming product sales. Sodak, the Company's principal distributor of gaming products to Native American reservations, was the largest purchaser of the Company's products, accounting for approximately 13% of total product sales. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales of the Company, as other means of distribution to this market are available. There were no other individual customers accounting for greater than 10% of the Company's product sales.

The nature of the Company's business encompasses large initial orders of gaming products upon the opening, expansion or renovation of a casino, as well as for the start-up of government-sponsored video gaming operations. Subsequent orders from established customers result from remodeling or expansion of existing facilities, as well as replacement of machines due to technological advancements, new designs and upgrades.

Sales of the Company's products can fluctuate from quarter to quarter as new jurisdictions legalize gaming and new casinos in established gaming markets are opened.

Competition

Product Sales

The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is key because it combines the machine design, hardware, software and play features that ultimately improve the earning power of gaming machines and the customer's return on investment. IGT devotes substantial resources to continually upgrade its products and conduct ongoing game development. The Company's customer service organization is also a significant contributor to IGT's overall competitive position.

The Company has made significant investment in research and development of products tailored toward the specific demands of its customers (casino operators) as well as the users of its products. In this context, IGT has for a number of years developed annually more than 25 different game themes which are tested to measure consumer appeal. IGT uses Megatest, an on-line computerized testing and monitoring system, to evaluate and forecast acceptance of new products. Megatest uses the Company's wide-area progressive technology to monitor from a central computer the performance of games placed in a representative sample of casinos throughout the state of Nevada. The new product test games are measured against a control group to evaluate the performance of the test games in real-time. The Megatest program allows IGT to test more games with greater accuracy and in a shorter time frame and then release high-performing games.

IGT also offers its customers educational programs and several customer-related services. The Company provides customer education in the form of installation training at IGT locations, on-site training and videotape instruction. Other custom services include a 24-hour customer service hotline, a monthly technical services bulletin, customer notifications, a Slot Line newsletter for slot floor managers, and program summary reports designed to answer specific software systems questions. In early 1995, IGT opened the Technical Assistance Center ("TAC"), a fully staffed facility to provide 24-hour telephone support to all types of system customers. The TAC has access to a range of field support engineering resources to resolve technical issues.

IGT also provides customers information through an electronic bulletin board system. Customers can access this system 24 hours a day, seven days a week. The system lets users view and download a variety of information related to IGT products and services. This system gives customers information on demand and provides a direct link for two-way communication between the customer and IGT.

The Company competes with U.S. and foreign manufacturers in the casino-style gaming machine market. The primary competitors are Bally Gaming, Inc. ("Bally") and Sigma Game, Inc. ("Sigma"). Bally is a Nevada company and was recently acquired by Alliance Gaming Corporation, a Nevada slot route operator. Sigma is a Japanese company. In addition to the existing competitors, the Company faces the prospect of new competition from four other manufacturers, WMS Industries, Inc., Sega Enterprises Ltd., Casino Data Systems ("CDS") and Video Lottery Consultants, Inc. All have recently developed casino products and are either authorized to sell products or are in the licensing process in many U.S. gaming jurisdictions. There are several competitors for the international arena including Aristocrat, Atronic, Cirsa, Franco and Novomatic among others.

The Company's slot marketing and revenue tracking system (SMART) provides accounting and player tracking analytical support to operators. The Company views this product line as an increasingly important complementary offering. In the accounting and player tracking systems product market, the Company competes with CDS, Bally and several other system manufacturers. IGT's strategic alliance with Acres Gaming, Inc., combined with its Integrated Gaming System offering, is intended to strengthen its position in this marketplace.

The Company considers itself one of five primary competitors in the video gaming terminal market, with no one supplier dominating the market. Competitors in this market include three large domestic lottery suppliers, GTECH, WMS Industries, Inc. and Video Lottery Technologies, Inc. as well as Spielo, a supplier based in Canada. These suppliers have an established presence in the lottery market, substantial resources and specialize in the development and marketing of gaming terminals to governments. The Company continues to view the video lottery industry as an important market for its products and has initiated the IGDreamport joint venture to further pursue this market.

Gaming Operations

IGT has introduced progressive systems within both existing and new gaming jurisdictions. The Company currently has in operation 44 wide-
area   progressives  systems  throughout  ten  gaming   jurisdictions
including  Native  American casinos, Macau  and  Iceland.   Wide-area
progressive systems link machines within a given jurisdiction to offer large slot jackpots (often exceeding $1 million), with the primary jackpot paid in annual installments. The most significant factor influencing the play on progressive systems is enhanced player
appeal  resulting from the large slot jackpot payouts.   The  systems
appeal to casinos due to the games' earnings premium and because they emphasize strong security and control features.

The competition in the progressive systems business has increased with the introduction of CDS's "Cool Millions" progressive system.
This product offering competes with IGT's Megabucks and Dollars Deluxe progressive systems. CDS currently has its progressive system installed in the casino gaming markets of Nevada and Mississippi within North America. In addition, CDS has developed a quarter slot progressive system to compete with the Company's Quartermania and Quarters Deluxe products. CDS has started progressive systems in the Native American territory of Wisconsin and has applied for gaming approval in Louisiana.

IGT provides substantial marketing and advertising support for its wide-area progressive systems products and competes on the basis of the Company's progressive systems brand names, product market appeal, large jackpot awards, player loyalty, and technical and marketing experience.

Manufacturing and Suppliers

The Company's manufacturing operations primarily involve assembly of electronic and computer components, including chips, video monitors and prefabricated parts purchased from outside sources. The Company also operates custom wood cabinet manufacturing and silk-screen facilities. The Company is not dependent upon any one supplier for any raw material. The Company purchases certain components from subcontractors and believes that alternative sources of these components are available. The Company believes its relations with its vendors are good. The Company uses technical staff to assure quality control.

The Company generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis.

Patents, Copyrights and Trade Secrets

The Company's computer programs and technical know-how are its main trade secrets, and management believes that they can best be protected by using technical devices to protect the computer programs and by enforcing contracts with certain employees and others with respect to the use of proprietary information, trade secrets and covenants not to compete. The Company has obtained patents and copyrights with respect to aspects of its games, and has patent applications on file for protection of certain developments it has created. No assurance can be given that the pending applications will be granted. These patents range in subject matter from new game designs, including interactive video games and new slot game techniques, as well as gaming device components such as, coin-handling apparatus, fiber-optic light pens, coin-escalator mechanisms, optical door interlock, and a variety of other aspects of video and mechanical slot machines and systems. There can be no assurance that the patents will not be infringed or that others will not develop technology that does not violate the patents.

The Company's intellectual property portfolio includes United States Patent No. 4,448,419, sometimes referred to as the Telnaes patent or the "virtual reel" patent. The Telnaes patent expires in 2004. The Company believes that rights under the Telnaes patent are important to the manufacture of spinning reel slot machines. In addition to IGT's ownership interest in the patent, the following companies currently hold licenses of various forms under this patent: CDS, Bally, Sigma, and Universal Distributing.

Employees

As of September 30, 1996, the Company, including all subsidiaries, employed approximately 2,800 persons, including 480 in administrative positions, 175 in sales and 450 in engineering. Of the total employees, IGT (the Company's North American operations) accounted for 2,443; IGT-Australia, 311; IGT-Europe, 29; and IGT-Japan, 14; IGT-Argentina, 5; IGT-Brazil, 5; IGT-Africa, 8; and IGT-Peru, 8. The total number of employees increased in fiscal 1996 by approximately 400 as compared with the number of employees at September 30, 1995, due to the increase in production levels.

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

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act (the "Nevada Act") and the regulations of the Nevada Commission. To date, the Nevada Commission has not imposed such a requirement.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board to the accuracy or adequacy of the
prospectus   or   investment  merits   of   the   securities.    Any
representation to the contrary is unlawful. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming
control of the Company.   The Nevada Commission may also require
controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

Item 2.   Properties

In May 1994, the Company purchased a 78 acre parcel in Reno, Nevada for the purpose of consolidating its corporate headquarters, manufacturing, and warehousing facilities into one location. The manufacturing and warehousing facility, totaling approximately 890,000 square feet, was completed in January 1996 and at September 30, 1996, substantially all manufacturing had been relocated to this facility. The corporate office facility, totaling 220,000 square feet, is under construction and scheduled to be completed in January 1997, absent unexpected delays.

During the reporting period, the Company owned two adjoining office buildings in Reno, Nevada, totaling 92,000 square feet. The Company's research and development and corporate office personnel occupy approximately 72,000 square feet of the buildings. The remaining square footage is leased to third parties. During October 1996, the Company sold these two buildings and will rent from the buyer until the new office facility is completed.

The Company currently leases seven buildings with a total square footage of approximately 390,000. These facilities have various lease expiration dates through the year 2001. The Company will occupy a total of 309,000 square feet of these buildings until the office facility is completed. As the buildings are vacated, the Company will pursue subleasing to third parties.

Additionally, IGT leases approximately 140,000 square feet of office and warehouse space in Las Vegas, Nevada along with approximately 98,000 square feet in other Nevada locations and various jurisdictions where it conducts business including Canada, Colorado, Connecticut, Delaware, Florida, Louisiana, Mississippi, Missouri, Montana and New Jersey.

IGT-Europe leases approximately 35,000 square feet of office and warehouse space in Holland, The Netherlands.

IGT-Australia owns a 304,000 square foot office, production and warehouse facility in Sydney, New South Wales, Australia. Currently, IGT-Australia utilizes approximately 292,000 square feet of this space and subleases the remainder of the facility. In Wellington, New Zealand, IGT-Australia owns a 12,000 square foot office and warehouse facility. Additionally, IGT-Australia leases approximately 15,500 square feet of office and warehouse space in various locations throughout Australia.

Internationally, the Company leases approximately 19,000 square feet of office and warehouse space in Argentina, Brazil, China, Japan, and Peru.


Item 3.   Legal Proceedings

The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on the Company's financial position or results of future operations. For a description of these matters, see Note 11 of the Notes to the Consolidated Financial Statements.


Item 4.   Submission of Matters to a Vote of Security Holders
Not applicable.

                               Part II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters

The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "IGT". The following table sets forth the high and low sales prices of the common stock as traded on the NYSE:

               Fiscal 1996            High           Low
               First Quarter        $ 13 3/4       $ 10 3/4
               Second Quarter         15 1/8         10 3/4
               Third Quarter          18 1/4         14 1/8
               Fourth Quarter         21 3/8         15 1/2


               Fiscal 1995          High             Low

               First Quarter        $ 20 7/8       $ 14 7/8
               Second Quarter         15 3/4         12 1/2
               Third Quarter          17             12 3/8
               Fourth Quarter         15 7/8         13

As of December 5, 1996, there were approximately 7,618 record holders of the Company's common stock which had a closing price of $19.875 on the same date.

The Company declared four quarterly dividends of $.03 per share in both fiscal 1995 and fiscal 1996. It is anticipated that comparable cash dividends will continue to be paid in the future.

The Company's transfer agent and registrar is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004, (212) 509-4000.

Item 6.   Selected Financial Data

The  following  information  has  been  derived  from  the  Company's consolidated financial statements:
                                       Years Ended September 30,
                                  1996      1995      1994      1993      1992
(Amounts in thousands, except
 per share data)
Selected Income Statement Data
  Total revenues              $  733,452  $620,786  $674,461  $478,030  $363,594
  Income from continuing
     operations               $  118,017  $ 92,648  $140,447  $105,578  $ 63,284
  Income from discontinued
     operations <F1>          $        -  $      -  $      -  $ 13,447  $  1,500
  Net income                  $  118,017  $ 92,648  $140,447  $119,025  $ 64,784
  Income per primary share
     from continuing
     operations               $     0.93  $   0.71  $   1.07  $   0.85  $   0.53
  Income per fully diluted
     share from continuing
     operations               $     0.92  $   0.71  $   1.05  $   0.80  $   0.51
  Net income per primary
     share                    $     0.93  $   0.71  $   1.07  $   0.96  $   0.54
  Net income per fully diluted
     share                    $     0.92  $   0.71  $   1.05  $   0.90  $   0.52
  Cash dividends declared
     per common share         $     0.12  $   0.12  $   0.12  $   0.09  $      -
  Average primary common and
     common equivalent shares
     outstanding                 127,412   131,094   131,380   123,618   120,081
  Average common and common
     equivalent shares
     outstanding assuming full
     dilution                    128,160   131,094   135,858   136,611   135,448

Selected Balance Sheet Data
  Working capital             $  488,150  $508,917  $480,698  $379,680  $257,063
  Total assets                $1,154,187  $971,698  $868,008  $646,593  $489,973
  Convertible subordinated
     notes payable            $        -  $      -  $      -  $ 59,998  $ 93,999
  Long-term notes payable
     and capital lease
     obligations              $  107,155  $107,543  $111,468  $    617  $ 19,965
  Stockholders' equity        $  623,200  $554,090  $520,868  $378,549  $214,062


<F1> Discontinued operations consist of casino operations which the
     Company sold during fiscal 1993.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

The Company operates principally in two lines of business: the manufacture and sale of gaming products (product sales), and proprietary systems and gaming equipment leasing (gaming operations).

Fiscal 1996 Compared to Fiscal 1995

Net income for fiscal 1996 totaled $118.0 million or $.92 per fully diluted share compared to $92.6 million or $.71 per fully diluted share in fiscal 1995. Total operating income growth of 22% contributed significantly to the increase in net income over the prior year.

Revenues and Cost of Sales

Total revenues for the year ended September 30, 1996 rose 18% due to a $65.2 million or 16% increase in product sales and a $47.4 million or 23% increase in gaming operations revenues. Product sales shipments grew to 85,300 units in fiscal 1996 compared to 73,100 units in fiscal 1995. Shipments to gaming operators in North America were consistent, with 62,000 units sold in both fiscal 1996 and 1995. Shipments during the year decreased slightly in the traditional Nevada casino market due to fewer casino expansions in Northern Nevada compared to the prior year. This decrease was offset by increased sales to Midwestern riverboat and Native American markets where shipments totaled 15,000 and 13,000, respectively. Total revenue related to Native American markets increased $18.7 million or 5% due to slightly higher average prices.

Product sales in international markets grew to $104.9 million due to machine shipments of 22,000, which increased 105% over the prior year. The largest international sales for fiscal 1996 were in Japan, where the Company sold more than 7,000 pacishuro machines. Sales in Turkey, Greece, Argentina, and New South Wales also contributed to the revenue growth.

The gross margin on product sales improved to 45% in fiscal 1996 compared to 44% in fiscal 1995. This increase is primarily due to operating efficiencies including cost reductions and process improvements achieved in domestic production. This increase was partially offset by lower margins realized in the Japanese market and inventory reserves in Australia.

The Company anticipates that the slower growth of the U.S. market experienced in fiscal 1996 will continue in the near future. This decreased rate of growth may be offset, in part, by future growth in international markets. The Company continues to pursue international opportunities in a variety of jurisdictions including Japan, South America, and South Africa. The pace of growth within domestic and international markets is, however, outside the control of the Company and has been and continues to be influenced by public opinion and the legal and electoral processes. As a result, the Company cannot predict the rate at which domestic and international markets will develop and any slowdown or delay in the growth of new markets will adversely affect the Company's future results. Additionally, the Company anticipates increased competition in the sale of gaming products with the recent and anticipated future governmental licensing of competitors.

Gaming operations revenue totaled $251.8 million and $204.4 million for the years ended September 30, 1996 and 1995, respectively. Growth in proprietary systems was the primary contributor to the year over year increase. As of September 30, 1996, the Company operated approximately 9,400 machines on 44 systems compared to approximately 8,700 machines on 36 systems as of September 30, 1995. Lease revenues also increased due to participation revenue from Delaware racetracks. The Company will continue to pursue additional markets, domestically and internationally, for its linked progressive games. However, growth in proprietary systems is dependent on government approval and subject to increasing competition in all markets.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

The gross margin on gaming operations declined from 46% in fiscal 1995 to 45% in fiscal 1996 as a result of the higher cost of interest sensitive assets the Company purchases to fund jackpot payments. The Company has reclassified depreciation expense for gaming equipment related to progressive systems and leases from operating expenses to the cost of gaming operations for all periods presented. This presentation more accurately reflects the results of gaming operations.

Expenses

Selling, general and administrative expenses were $108.5 million for fiscal 1996, an increase of $19.9 million over the prior year. Nearly half of this increase, $8.2 million, is attributable to one-time charges for the abandonment of leased buildings in connection with the move to the Company's new facilities and management changes occurring during 1996. The remaining increase is a result of increased sales, marketing, and administrative costs both domestically and internationally.

Depreciation and amortization totaled $12.6 million and $14.4 million in fiscal 1996 and fiscal 1995, respectively. The decline is a result of the acceleration of depreciation in fiscal 1995 on leasehold improvements in response to the construction of the Company's new facility. All such improvements had been fully depreciated as of the beginning of fiscal 1996.

Research and development expenses were $2.8 million or 10% lower in fiscal 1996 than in fiscal 1995. Although staffing levels have remained consistent year over year, a larger percentage of custom engineering was directly charged to the customer during fiscal 1996.

The provision for bad debts was $11.6 million for fiscal 1996 versus $5.9 million for fiscal 1995. Higher sales volume during fiscal 1996 contributed to this increase. The Company also reserved an additional $3.4 million related to receivables in the developing Asian and Papua New Guinea markets.

Other Income and Expense

Interest income totaled $39.2 million for fiscal 1996, a $1.6 million or 4% increase over the prior year. This increase resulted primarily from higher balances of interest income producing assets associated with the Company's progressive systems. Partially offsetting this increase, interest income earned on the Company's note and contracts receivable decreased due to lower interest rates and lower average balances.

Interest expense for fiscal 1996 increased $3.2 million or 16% over fiscal 1995. This fluctuation was due to increased interest expense associated with the growth in jackpot liabilities. Interest expense related to the private placement of Senior Notes (see Note 13 to the Consolidated Financial Statements) decreased year over year due to the capitalization of interest in connection with the construction of the South Meadows manufacturing and administrative facilities.

The net loss on securities in fiscal 1995 of $12 million was primarily due to the writedown of the Company's investment in 2.1 million common shares of Radica Games Limited ("Radica") to market value, resulting in a $14.6 million charge to pre-tax income. During the current year, the shares were sold back to Radica, resulting in an additional $1.5 million loss. Loss on assets for fiscal 1996 resulted from the writedown of the Company's investments in joint ventures within the developing markets of Asia and South America. Other income and expense for fiscal 1996 was impacted by one-time legal settlements in Australia and with CDS.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Business Segments Operating Profit (see Note 2 of the Notes to
Consolidated Financial Statements)

Manufacturing and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

Manufacturing operating profit for fiscal 1996 increased $16.8 million or 15% compared to the prior year. This positive fluctuation was primarily due to a 16% increase in product sales and slightly higher gross profit margins.

Gaming operations operating profit for fiscal 1996 increased 22% or $12.6 million. This improvement resulted from a 23% growth in revenues partially offset by a lower gross margin on gaming operations. The lower margin was due to higher costs of interest sensitive assets purchased to fund jackpot payments.

Fiscal 1995 Compared to Fiscal 1994

Net income for fiscal 1995 was $92.6 million or $.71 per fully diluted share compared to fiscal 1994 net income of $140.4 million or $1.05 per fully diluted share. This decline in net income resulted from an 8% reduction in revenues, a 1% increase in total costs and expenses, and a one-time pre-tax charge of $14.6 million related to the decline in value of the Company's investment in the common stock of Radica Games Limited, ("Radica"). The Company purchased approximately 11.2% of Radica for $5.8 million in cash and 374,436 shares of the Company's common stock, representing a total purchase price of $16.1 million, in fiscal 1994.

Revenues and Cost of Sales

The 8% decline in revenues resulted from a 19% reduction in product sales partially offset by a 27% increase in gaming operation revenues. The Company sold 73,100 gaming machines in fiscal 1995, compared to 95,000 gaming machines in fiscal 1994. The majority of this decline resulted from reduced sales to the Mississippi, Louisiana and Missouri riverboat markets and the Nevada casino market. During fiscal 1994, these markets accounted for a greater number of high volume sales in conjunction with the opening of a greater number of new casinos. Sales in the Native American market also declined in fiscal 1995.

The 27% increase in gaming operations revenue in fiscal 1995 was due to a 31% increase in proprietary systems revenue. The systems revenue increase resulted from both the introduction of new games within existing markets and the addition of new markets. As of
September 30, 1995, there were approximately 8,700 linked progressive gaming machines operating on 36 systems in nine jurisdictions compared to approximately 7,400 such machines operating at September 30, 1994. The increase in gaming operations revenue was partially offset by a 6% decline in leasing revenues.

The gross margin on product sales declined to 44% in fiscal 1995, compared to 47% in fiscal 1994. This reduction is primarily attributable to higher unit costs associated with lower production levels for the units sold during the first three quarters of the fiscal year. The gross margin in the fourth quarter improved to 46.0% compared to 43% for the first three quarters of fiscal 1995, reflecting improved operating efficiencies at lower production levels. The gross margin on gaming operations declined from 49% in fiscal 1994 to 46% in fiscal 1995 as a result of higher cost of interest sensitive assets the Company purchases to fund jackpot payments.

Expenses

Selling, general and administrative expenses were $88.6 million for fiscal 1995, an increase of 6% or $4.7 million compared to the prior year. This increase is attributable to greater personnel and administrative costs throughout the Company.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Depreciation and amortization expense was $14.4 million during fiscal 1995, an increase of 59% or $5.3 million compared to the prior year. This increase is due to depreciable asset additions during the year and the acceleration of depreciation on existing leasehold improvements in response to the construction of a new manufacturing and office facility in Reno (See Note 15 to the Consolidated Financial Statements). The asset additions primarily included manufacturing, administrative and engineering equipment and a new manufacturing and office facility in Australia, which replaced a leased facility.

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

The provision for bad debts was $5.9 million for fiscal 1995, a decline of 18% or $1.3 million compared to the prior fiscal year. This reduction reflects the 19% decline in product sales during fiscal 1995 and a 13% decline in receivables from September 30, 1994.

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

Interest expense was $20.4 million for fiscal 1995, an increase of $8.6 million compared to fiscal 1994. This increase was primarily due to the private placement of $100.0 million of 7.84% Senior Notes in September 1994, (see Note 13 to the Consolidated Financial Statements), and increased interest associated with the growth in jackpot liabilities. These increases were partially offset by the May 1994 conversion of the interest bearing Convertible Subordinated Notes into common stock.

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

Manufacturing operating profit declined 35% or $60.1 million in fiscal 1995 compared to fiscal 1994 primarily as a result of a 19% decline in product sales and a reduction in the gross profit margin to 44% in fiscal 1995 from 47% in fiscal 1994.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Gaming operations operating profit increased 19% or $9.2 million in fiscal 1995. This improvement resulted from a 27% increase in gaming operations revenues due to the growth of proprietary systems revenue in existing and new markets. Partially offsetting this increase was a lower gross margin on gaming operations and increased depreciation expense due to the increase in gaming machines utilized on the linked progressive systems. The lower gross margin was a result of the higher cost of interest sensitive assets purchased to fund the jackpot payments.

Foreign Operations

Approximately 22% and 14% of the Company's total product sales in fiscal 1996 and 1995, respectively, were derived outside of the
United States. International operations are subject to certain risks, including but not limited to, unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's future sales or operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its foreign operations. As the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.


Liquidity and Capital Resources

Working Capital

Working capital totaled $488.2 million at September 30, 1996, a decrease of $20.8 million or 4%. A $9.0 million increase in current assets for fiscal 1996 was offset by a $29.7 million increase in current liabilities.

The fluctuation in current assets for fiscal 1996 was primarily due to a decrease in cash and cash equivalents offset by increases in investments, receivables, inventories, and prepaids. Cash and cash equivalents declined $71.7 million as a result of cash provided by operating activities of $55.3 million, cash used in investing activities of $159.8 million and cash provided by financing activities of $32.4 million. Total investments securities increased $13.0 million. Total receivables, including accounts receivable and notes and contracts receivable, increased $26.9 million due to higher sales levels. Increased sales volume and anticipated sales for the first quarter of 1997 resulted in a $26.5 million or 36% growth in inventory levels at fiscal 1996 year end. Prepaid and other assets increased by $12.3 million as a result of a $8.7 million tax receivable primarily related to the tax benefit of a carryback capital loss and $3.6 million of deposits related to the capital expenditures.

Increases in accounts payable and accrued liabilities led to higher current liabilities at September 30, 1996 compared to the prior year. Accounts payable increased $4.3 million due to increased activity in foreign jurisdictions. Accrued employee benefit plan liabilities, which are based on the Company's operating profit, were higher for fiscal 1996. Other accrued liabilities increased $10.9 million primarily due to the timing of payroll and sales tax payments and accruals related to increased activity in foreign jurisdictions.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Cash Flow

The Company's cash and cash equivalents decreased from $241.6 at the end of fiscal 1995 to $169.9 million at September 30, 1996. The primary factors causing this decrease were the construction of the Company's new facilities and the repurchase of the Company's stock.

Cash provided by (used in) operating activities for the years ended September 30, 1996, 1995 and 1994 totaled $55.3 million, $153.4 million and ($.5) million, respectively. During fiscal 1996, 1995 and 1994, fluctuations in receivables, inventories and accrued and deferred taxes, caused the most significant changes in cash flow from operating activities.

The Company's primary investing activities included the purchase of investments to fund liabilities to jackpot winners and the purchase of property, plant and equipment. Purchases of property, plant and equipment totaled $71.6 million, $43.5 million and $56.8 million in fiscal 1996, 1995, and 1994, respectively. In fiscal 1996 and 1995, these purchases consisted primarily of costs associated with construction of the Company's manufacturing facility. In fiscal 1994, the Company purchased a manufacturing and office facility in Sydney, Australia for approximately $13.0 million and a 78-acre site in Reno, Nevada for the Company's facilities expansion for approximately $6.0 million. Additionally, purchases of office furniture and computer equipment to support the Company's expansion contributed to cash used in investing activities each year. The funds for capital expenditures anticipated during fiscal 1997 will be derived from the Company's existing cash flow and the proceeds received from the September 1994 private placement of Senior Notes.

The primary source of cash from financing activities included $117.1 million, $92.6 million and $62.8 million in proceeds from systems to fund liabilities to jackpot winners for the years ended September 30, 1996, 1995 and 1994, respectively, and in fiscal 1994, $112.9 million in proceeds received from long-term debt borrowings. The long-term debt proceeds included a $100.0 million private placement of Senior Notes (see Note 13 to the Consolidated Financial Statements) and proceeds from bank borrowings of $13.0 million ($18.0 million Australian). Financing activities offsetting these increases were the repurchase of $44.9 million, $56.1 million and $57.1 million of the Company's common stock in fiscal 1996, 1995 and 1994, respectively, and the payment of cash dividends. Cash dividends were paid in 1996, 1995 and 1994 totaling $15.3 million, $15.6 million and $15.5 million, respectively.

Stock Repurchase Plan

A stock repurchase plan was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows the purchase of up to a total of 50 million shares of the Company's common stock. As of September 30, 1996, the Company is authorized to purchase a remaining 27.9 million shares. During the fiscal years ended September 30, 1996 and 1995, the Company repurchased 3,846,400 shares for an aggregate purchase price of $44.9 million and 4,169,400 shares for an aggregate purchase price of $56.1 million, respectively. During the period from October 1, 1996 to December 13, 1996, the Company has purchased 2,049,700 shares for an aggregate purchase price of $38.7 million.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived  Assets  to  be Disposed Of" in March 1995.   This  statement,
effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at September 30, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

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

Reclassifications

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1996. Such reclassifications include the presentation of depreciation expense related to gaming equipment for proprietary systems and leases as a cost of gaming operations.

Lines of Credit

As of September 30, 1996, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At September 30, 1996, $48.0 million was available under this line of credit.

IGT-Australia had a $2.5 million (Australian) bank line of credit available as of September 30, 1996. Interest is paid at published reference rates plus a margin rate of 1% or less. This line is supported by a comfort letter and guarantee from the Company, and has a provision for review and renewal annually in January. At September 30, 1996, $1.5 million (Australian) was available under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements and its Senior Notes which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Impact of Inflation

Inflation has not had a significant effect on the Company's operations during the three fiscal years in the period ended September 30, 1996.

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contain various "forward-looking statements" within the meaning of Section 27A of the
Securities  Act  of  1933,  as amended,  and  Sections  21E  of  the
Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the rate of future growth of domestic and international gaming markets; statements regarding addition or completion of new casinos; statements regarding the adoption of favorable gaming legislation in new domestic and international markets; demand for replacement machines with imbedded bill acceptors; statements regarding new markets for linked progressive systems and the statement regarding seasonal increased demand for the Company's products. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; political and economic instability in developing international markets; a decline in the demand for replacement machines with imbedded bill acceptors; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

Item 8.   Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                             Page

Independent Auditors' Report                               36

Consolidated Statements of Income for the
years ended September 30, 1996, 1995 and 1994              37

Consolidated Balance Sheets,
September 30, 1996 and 1995                                38

Consolidated Statements of Cash Flows for the
years ended September 30, 1996, 1995 and 1994              40

Consolidated Statements of Changes in Stockholders'
Equity for the years ended September 30, 1996, 1995
and 1994                                                   42

Notes to Consolidated Financial Statements                 43

Independent Auditors' Report

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 7, 1996

Consolidated Statements of Income

                                    Years Ended September 30,
                                  1996        1995        1994

     (Amounts in thousands except per share amounts)
   Revenues
     Product sales                    $481,652    $416,424    $514,121
     Gaming operations                 251,800     204,362     160,340
     Total revenues                    733,452     620,786     674,461
   Costs and Expenses
     Cost of product sales             265,550     233,367     271,374
     Gaming operations                 139,706     110,779      81,714
     Selling, general and
       administrative                  108,469      88,551      83,871
     Depreciation and amortization      12,570      14,380       9,052
     Research and development           25,701      28,491      23,345
     Provision for bad debts            11,623       5,877       7,199
     Total costs and expenses          563,619     481,445     476,555
   Income from Operations              169,833     139,341     197,906
   Other Income (Expense)
     Interest income                    39,178      37,575      29,531
     Interest expense                  (23,535)    (20,374)    (11,794)
     Gain (loss) on investments, net    (4,311)    (12,033)        935
     Gain (loss) on the sale of
       assets                             (793)         83        (797)
     Other                               4,031         172      (1,021)
     Other income, net                  14,570       5,423       16,854

   Income Before Income Taxes          184,403     144,764      214,760
   Provision for Income Taxes           66,386      52,116       74,313
   Net Income                         $118,017    $ 92,648     $140,447

   Primary Earnings Per Share         $   0.93    $   0.71     $   1.07

   Fully Diluted Earnings Per Share   $   0.92    $   0.71     $   1.05


   Weighted Average Common and Common
     Equivalent Shares Outstanding     127,412     131,094      131,380

   Weighted Average Common Shares
     Outstanding Assuming Full
     Dilution                          128,160     131,094      135,858



       The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
                                                     September 30,
                                                    1996        1995

    (Dollars in thousands)
    Assets
      Current assets
      Cash and cash equivalents                  $  169,900   $241,613
      Investment securities, at market value         60,858     47,813
      Accounts receivable, net of allowances
        for doubtful accounts of $5,681 and
        $5,182                                      148,305    113,196
      Current maturities of long-term notes
        and contracts receivable, net of
        allowances                                   72,063     80,271
      Inventories, net of allowances for
        obsolescence of $18,165 and $14,902:
        Raw materials                                54,600     39,526
        Work-in-process                               4,316      4,836
        Finished goods                               41,427     29,463
        Total inventories                           100,343     73,825
      Deferred income taxes                          19,354     25,336
      Investments to fund liabilities to jackpot
        winners                                      27,343     19,465
      Prepaid expenses and other                     17,426      5,117
        Total Current Assets                        615,592    606,636
    Long-term notes and contracts receivable,
    net of allowances and current maturities         46,473     43,511
    Property, plant and equipment, at cost
      Land                                           25,610     13,910
      Buildings                                      58,574     14,270
      Gaming operations equipment                    73,641     68,096
      Manufacturing machinery and equipment          77,025     62,454
      Leasehold improvements                          9,960     12,362
      Construction in progress                       16,136     23,999
      Total                                         260,946    195,091
      Less accumulated depreciation and
        amortization                                (83,144)   (75,793)
      Property, plant and equipment, net            177,802    119,298
    Investments to fund liabilities to jackpot
      winners                                       244,340    167,398
    Deferred income taxes                            65,194     27,735
    Other assets                                      4,786      7,120
        Total Assets                             $1,154,187   $971,698

Consolidated Balance Sheets
                                                      September 30,
                                                     1996       1995

    (Dollars in thousands)
    Liabilities and Stockholders' Equity
      Current liabilities
        Current maturities of long-term notes
          payable and capital lease obligations    $    8,119  $   7,385
      Accounts payable                                 33,145     28,862
      Jackpot liabilities                              33,489     25,072
      Accrued employee benefit plan liabilities        16,175     11,302
      Accrued dividends payable                         3,767      3,866
      Accrued vacation liability                        6,271      5,664
      Other accrued liabilities                        26,476     15,568
        Total Current Liabilities                     127,442     97,719
    Long-term notes payable and capital
        lease obligations, net of current
        maturities                                    107,155    107,543
    Long-term jackpot liabilities                     292,864    212,341
    Other liabilities                                   3,526          5
        Total Liabilities                             530,987    417,608
    Commitments and contingencies                           -          -

    Stockholders' equity
      Common stock, $.000625 par value; 320,000,000
        shares authorized; 150,690,308 and
        150,118,534 shares issued                          94         94
      Additional paid-in capital                      237,365    231,338
      Retained earnings                               567,565    463,039
      Treasury stock; 25,114,476 and 21,268,046
        shares, at cost                              (188,143)  (143,281)
      Net unrealized gain on investment securities      6,319      2,900
        Total Stockholders' Equity                    623,200    554,090
        Total Liabilities and Stockholders' Equity $1,154,187   $971,698









  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
                                             Years Ended September 30,
                                              1996      1995      1994

    (Dollars in thousands)
    Cash Flows from Operating Activities
      Net income                             $118,017  $92,648    $140,447
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization          30,502   27,896      20,074
        Amortization of long-term debt
          discount and offering costs               -        -         545
        Provision for bad debts                11,623    5,877       7,199
        Provision for inventory obsolescence   16,550    9,347       8,668
        (Gain) loss on investments and sale
          of assets                             5,104   11,950        (138)
        Donated common stock                        -        -         500
        Common stock awards                     1,236        -           -
        (Increase) decrease in assets:
          Receivables                         (40,623)  29,929     (89,605)
          Inventories                         (63,220)   9,950     (52,157)
          Prepaid expenses and other          (14,069)  (3,050)     (2,688)
          Other assets                         (2,009) (11,477)     (8,561)
        Increase (decrease) in liabilities:
          Accounts payable and accrued
            liabilities                        21,272    7,992      (3,493)
          Accrued and deferred income taxes
            payable, net of tax benefit of
            stock option and purchase plans   (29,187) (27,007)    (21,949)
        Other                                      65     (699)        615
          Total adjustments                   (62,756)  60,708    (140,990)
          Net cash provided by (used in)
            operating activities               55,261  153,356        (543)

Consolidated Statements of Cash Flows
                                               Years Ended September 30,
                                              1996       1995        1994
    (Dollars in thousands)
    Cash Flows from Investing Activities
       Investment in property, plant
         and equipment                      (71,575)    (43,537)    (56,839)
       Proceeds from sale of property,
         plant and equipment                  4,112       6,806       6,334
       Purchase of investment securities    (31,041)    (13,861)   (114,265)
       Proceeds from sale of investment
         securities                          23,524      34,385     186,868
       Proceeds from investments to fund
         liabilities to jackpot winners      28,179      20,353      15,932
       Purchase of investments to fund
         liabilities to jackpot winners    (112,999)    (61,075)    (70,025)
         Net cash used in investing
           activities                      (159,800)    (56,929)    (31,995)

    Cash Flows from Financing Activities
       Principal payments on debt            (8,297)       (458)       (523)
       Payments on jackpot liabilities      (28,179)    (20,353)    (15,932)
       Collections from systems to fund
         jackpot liabilities                117,119      92,564      62,776
       Proceeds from stock options
         exercised                            2,839       1,920       1,261
       Proceeds from employee stock
         purchases                            1,046         958       1,035
       Payments for purchase of treasury
         stock                              (44,861)    (56,121)    (57,097)
       Payments of cash dividends           (15,277)    (15,631)    (15,495)
       Proceeds from long-term debt           7,986           -     112,904
         Net cash provided by financing
           activities                        32,376       2,879      88,929

    Effect of Exchange Rate Changes on
       Cash and Cash Equivalents                450        (423)        993
    Net Increase (Decrease) in Cash and
       Cash Equivalents                     (71,713)     98,883      57,384
    Cash and Cash Equivalents at
       Beginning of Year                    241,613     142,730      85,346
    Cash and Cash Equivalents at End of
       Year                                $169,900    $241,613    $142,730




  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
                                            Years Ended September 30,
                                             1996       1995       1994
    (Amounts in thousands)
    Common Stock
       Balance at beginning of year
         150,119; 149,466 and 138,939
         shares                           $      94    $      93    $      87
       Stock options exercised and other
         571; 653 and 1,188 shares                -            1            -
       Conversion of subordinated notes
         9,339 shares                             -            -            6
         Balance at end of year
         150,690 shares                   $      94    $      94    $      93
     Additional Paid-In Capital
       Balance at beginning of year       $ 231,338    $ 226,712    $ 146,869
       Stock options exercised                3,885        2,877        4,826
       Tax benefit of stock options             906        1,749        5,131
       Common stock awards                    1,236            -            -
       Donated stock                              -            -          500
       Conversion of subordinated notes           -            -       59,136
       Purchase of Radica interest                -            -       10,250
         Balance at end of year           $ 237,365    $ 231,338    $ 226,712
    Retained Earnings
       Balance at beginning of year       $ 463,039    $ 385,511    $ 259,125
       Currency translation adjustments       1,687          769        1,659
       Dividends declared                   (15,178)     (15,889)     (15,720)
       Net income                           118,017       92,648      140,447
         Balance at end of year           $ 567,565    $ 463,039    $ 385,511
    Treasury Stock
       Balance at beginning of year       $(143,281)   $ (87,160)   $ (27,532)
       Purchase of treasury stock           (44,862)     (56,121)     (59,628)
         Balance at end of year           $(188,143)   $(143,281)   $ (87,160)
    Net Unrealized Gain (Loss) on
     Investment Securities
       Balance at beginning of year       $   2,900    $  (4,288)   $       -
        Net unrealized loss on investment
         securities at October 1, 1994            -         (649)           -
       Net unrealized gain (loss) on
        investment securities                 3,419        1,808       (4,288)
       Recognized loss on investment
        security                                  -        6,029            -
         Balance at end of year           $   6,319    $   2,900    $  (4,288)


  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Organization and Summary of Significant Accounting Policies
     Organization

International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity,
IGT,  and  facilitate  the Company's initial  public  offering.   In
addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company:  I.G.T.-Argentina  S.A.  ("IGT-Argentina");   I.G.T.-
(Australia), Pty. Ltd. ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland, Ltd. ("IGT-Iceland"); IGT-Japan k.k. ("IGT-Japan; International Game Technology-Africa (Pty.) Ltd. ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

IGT is the largest manufacturer of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures systems which monitor slot machine play and track player activity, as well as wide area progressive systems. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor lottery video gaming terminals and has developed specialized lottery video gaming terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

IGT-Australia was established in March 1985 and is located in Sydney, Australia. IGT-Australia manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim.

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

IGT-Japan was established in July 1990, and in November 1992 opened an office in Tokyo, Japan. In April 1993, IGT-Japan was approved to supply Pachisuro gaming machines to the Japanese market.

IGT-Argentina was established in December 1993 and opened an office in Buenos Aires, Argentina to distribute and market gaming products in Argentina and Peru.

IGT-Brazil opened an office Sao Paulo, Brazil in October 1994 and subsequently was incorporated in March 1995 to distribute and market gaming products in Brazil.

IGT-Africa opened an office in September 1994 in Johannesburg, South
Africa  and  subsequently  was  incorporated  in  October  1995   to
distribute and market gaming products in Southern Africa.

IGT-Peru was established in July 1996 and opened an office in Lima, Peru to support proprietary systems and to distribute and market gaming products in Peru.

Unless the context indicates otherwise, references to "International Game Technology", "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 5270 Neil Road, Reno, Nevada 89502; its telephone number is (702) 448-1200.

Product Sales

The Company makes product sales for cash, on normal credit terms of 90 days or less, over longer term installments, and through participation in the net winnings of the machines until the purchase price is paid. Generally, sales are recorded when the products are shipped and title passes to the customer.

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

In Louisiana, Mississippi, Nevada, South Dakota and the Native American casinos, the systems are provided by the Company and the casinos pay a percentage of play to the Company. In Colorado, the Company provides the systems and charges the casinos a machine rental and service fee. The Company recognizes the amounts received from the casinos as revenue. In these jurisdictions, the jackpots resulting from progressive system play are a legal liability of the Company under the systems operating agreements. The jackpots are paid in equal installments without interest over a ten to twenty-five year period. The Company records the cost of investments to fund the annual jackpot payments to winners as a part of gaming operations expense. These costs totaled $113.1 million, $88.8 million, and $66.7 million during the years ended September 30, 1996, 1995, and 1994, respectively.

In Macau and Iceland, the Company receives a percentage of the net win.

The following table shows the revenues recorded from gaming
operations.
                                       Years Ended September 30,
                                       1996       1995       1994

       (Dollars in thousands)
       Proprietary Systems            $234,859   $191,607   $146,800
       Lease Operations                 16,941     12,755     13,540
       Total                          $251,800   $204,362   $160,340

Research and Development

Research and development costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash required for funding current systems jackpot payments as well as purchasing investments to meet obligations for making payments to jackpot winners. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash equivalents. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

Investment Securities

The Company's investment securities have been classified as "available-for-sale" and stated at market value, with unrealized gains and losses, net of income tax effects, excluded from income and reported as a separate component of stockholders' equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization

Depreciation and amortization are provided on the straight-line method over the following useful lives:

    Gaming operations equipment               2 to 5 years
    Manufacturing machinery and equipment     5 to 6 years
    Buildings                                 40 years
    Leasehold improvements                    Term of Lease
    Building under capital lease              Term of Lease

Maintenance  and  repairs are expensed as incurred.   The  costs  of
improvements are capitalized. Gains or losses on the disposition of assets are included in income.

Investments to Fund Liabilities to Jackpot Winners

These investments represent discounted U.S. Treasury Securities purchased to meet obligations for making payments to linked progressive systems jackpot winners. The Company has both the intent and ability to hold these investments to maturity and, therefore, has classified them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. There were no gross unrealized losses or gains at September 30, 1996. Securities in this portfolio have maturity dates through 2020.

Other Assets

Other assets include deposits, patents, software and certain investments. Patents are amortized over seven years. Software is amortized over five years. In fiscal 1995, other assets also included the Company's investment in Radica Games Limited ("Radica"), a manufacturer of non-gambling casino theme games. During the fourth quarter of fiscal 1995, the Company deemed the decline in Radica's stock price to be other than temporary; accordingly the Company recorded a pretax charge to income of $14.6 million.

Earnings Per Share

Earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The   financial  statements  of  foreign  subsidiaries   have   been
translated into U.S. dollars for consolidated reporting purposes in accordance with Statement of SFAS No. 52. All asset and liability accounts have been translated using the current exchange rate at
the  balance  sheet  date.   Income statement  amounts have been
translated using the  average  exchange rate  for  the  year.   The
gains and losses resulting from the translation adjustments have been accumulated as a component of stockholders' equity and netted against retained earnings due to the immateriality of the amounts. The effect on the consolidated statements of operations of translation gains and losses is insignificant for all years presented.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived  Assets  to  be Disposed Of" in March 1995.   This  statement,
effective for the Company's fiscal year ended September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted at September 30, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

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

Reclassifications

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1996. Such reclassifications include the presentation of depreciation expense related to gaming equipment for proprietary systems and leases as a cost of gaming operations.

2.   Business Segments

The Company operates principally in two lines of business: the manufacture of gaming products and gaming operations. The table below presents information as to the Company's operations in these business segments.

                                            Years Ended September 30,
                                           1996        1995         1994

     (Dollars in thousands)
     Revenues
       Manufacture of gaming products   $  481,652    $416,424    $514,121
       Gaming operations                   251,800     204,362     160,340
         Total                          $  733,452    $620,786    $674,461

      Operating Profit
       Manufacture of gaming products   $  126,239    $109,465    $169,541
       Gaming operations                    70,763      58,137      48,964
         Total                             197,002     167,602     218,505

       Other income (expense), including
         interest expense                  (12,599)    (22,838)     (3,745)

      Income Before Income Taxes        $  184,403    $144,764    $214,760

      Capital Expenditures
       Manufacture of gaming products   $   39,113    $ 25,351    $ 17,854
       Gaming operations                    16,511      19,240      29,488
       Corporate                            27,722      10,944      25,840
         Total                          $   83,346    $ 55,535    $ 73,182

      Depreciation and Amortization
       Manufacture of gaming products   $    3,201    $  2,855    $  2,610
       Gaming operations                    15,846      13,963      11,526
       Corporate                            11,455      11,078       5,938
         Total                          $   30,502    $ 27,896    $ 20,074

      Identifiable Assets
       Manufacture of gaming products   $  487,865    $364,161    $364,368
       Gaming operations                   388,659     260,968     215,746
       Corporate                           277,663     346,569     287,894
         Total                          $1,154,187    $971,698    $868,008

The Company's primary operations are based in the United States, Australia and Europe. The table below presents information as to the Company's operations by geographic region.

                                   Years Ended September 30,
                                  1996        1995         1994

  (Dollars in thousands)
  Revenues
   North America
     Unaffiliated customers   $  632,089     $564,849     $608,032
     Inter-area transfers         33,774       21,006       13,169
   Australia                      46,950       33,641       42,270
   Europe                         27,197       21,592       10,969
   Other international            27,216          704       13,190
   Eliminations                  (33,774)     (21,006)     (13,169)
     Total                    $  733,452     $620,786     $674,461

  Operating Profit (Loss)
   North America              $  190,631     $173,509     $226,533
   Australia                      (1,020)      (5,873)       1,507
   Europe                          5,212        4,044        1,573
   Other international             2,117       (3,815)      (6,935)
   Eliminations                       62         (263)      (4,173)
     Total                       197,002      167,602      218,505
  Other income (expense),
   including interest expense    (12,599)     (22,838)      (3,745)

  Income Before Income Taxes  $  184,403     $144,764     $214,760

  Identifiable Assets
   North America              $1,047,383     $913,011     $801,453
   Australia                      60,915       44,165       44,759
   Europe                         13,413       13,123       10,753
   Other international            32,476        1,399       11,043
     Total                    $1,154,187     $971,698     $868,008


On a consolidated basis the Company does not recognize intersegment revenues or expenses upon the transfer of gaming products between segments. Operating profit is revenue and interest income related to investments to fund jackpot liabilities less cost of sales and operating expenses, including related operating depreciation and amortization, provisions for bad debts, and an allocation of a portion of selling, general and administrative and research and development expenses. Other income (expense) includes interest expense, interest income and gain (loss) on sale of assets.

During the fiscal years ended September 30, 1996, 1995 and 1994, the Company made net sales of $61.5 million, $41.0 million and $49.9 million respectively, to Sodak, the Company's principal distributor of gaming products to Native American reservations. These sales aggregated approximately 13%, 10% and 10% of the Company's total product sales for the fiscal years 1996, 1995 and 1994, respectively. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales as other means of distribution to this market are available.

The Company had total export sales from the United States of approximately $24.3 million, $12.4 million and $13.2 million during the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

3.  Investment Securities

A summary of investment securities at September 30, 1996 follows:
                                            Gross       Gross
                                  Net    Unrealized   Unrealized  Market
  September 30, 1996              Cost     Gains        Losses    Value

  (Dollars in thousands)
  United States Government and
   Agency Obligations           $ 9,004   $   24        $ (18)    $ 9,010
  Corporate Bonds                13,438      614          (85)     13,967
  Equity Securities              28,694    9,257          (70)     37,881
   Total investment securities  $51,136   $9,895        $(173)    $60,858

At September 30, 1996 debt securities had maturity dates ranging from three months to ten years.

A summary of investment securities at September 30, 1995 follows:
                                           Gross      Gross
                                 Net    Unrealized   Unrealized  Market
  September 30, 1995             Cost     Gains        Losses    Value

  (Dollars in thousands)
  United States Government and
   Agency Obligations          $ 3,927    $   49      $     -    $ 3,976
  Corporate Bonds               17,997         9       (1,169)    16,837
  Equity Securities             21,428     6,499         (927)    27,000
   Total investment securities $43,352    $6,557      $(2,096)   $47,813

At September 30, 1995, debt securities had maturity dates ranging from one month to two years.

The proceeds from sales of available-for-sale securities were $23.5 million, $34.4 million and $186.9 million for fiscal 1996, 1995 and
1994,  respectively.   The gross realized gains were  $472,000,  $3.0
million and $4.3 million for fiscal 1996, 1995 and 1994, respectively. The gross realized losses were $205,000, $886,000 and $2.4 million for fiscal 1996, 1995 and 1994, respectively.

4.   Notes and Contracts Receivable

The Company grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

The Company has provided loans, principally for financial assistance, to several customers. At September 30, 1996 and 1995, the balance of such loans totaled $3.9 million and $2.7 million, respectively. There were no allowances for doubtful loans as of September 30, 1996 and 1995. These loans are generally for terms of one to five years with interest at prevailing rates.

The following table represents the estimated future collections of notes and contracts receivable (net of allowances) at September 30, 1996:

            Years Ended September 30,       Estimated Receipts

            (Dollars in thousands)
            1997                                 $ 72,063
            1998                                   25,758
            1999                                   13,468
            2000                                    1,423
            2001                                      669
            2002 and after                          5,155
                                                 $118,536

At September 30, 1996 and 1995, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                     September 30,
                                     1996      1995

           (Dollars in thousands)
           Current                  $ 4,538   $ 3,465
           Long-term                 15,237    10,149
                                    $19,775   $13,614

5.   Lines of Credit

As of September 30, 1996, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At September 30, 1996, $48.0 million was available under this line of credit.

IGT-Australia had a $2.5 million (Australian) bank line of credit available as of September 30, 1996. Interest is paid at published reference rates plus a margin of 1% or less. This line is supported by a comfort letter and guarantee from the Company and has a provision for review and renewal annually in January. At September 30, 1996, $1.5 million (Australian) was available under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements and its Senior Notes which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

6.     Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of the
following as of:
                                              September 30,
                                            1996        1995
  (Dollars in thousands)
  Senior notes (see Note 13)             $100,000     $100,000
  Australian cash advance facility
    (see Note 13)                          15,037       13,600
  Capital lease obligations (see Note 10)     144          320
  Other notes payable                          93        1,008
    Total                                 115,274      114,928
  Less current maturities                   8,119        7,385
  Long-term notes payable and capital
    lease obligations, net of current
    maturities                           $107,155     $107,543


The following table represents the future fiscal year principal payments of these notes and capital lease obligations at September
30, 1996:

     Years Ended September 30,    Principal Payments

      (Dollars in thousands)
      1997                            $  8,119
      1998                              19,071
      1999                              16,684
      2000                              14,300
      2001                              14,300
      2002 and after                    42,800
                                      $115,274

7.       Liabilities to Jackpot Winners

From the Colorado, Louisiana, Mississippi, Native American, Nevada and South Dakota systems, the Company receives a percentage of the amount played or machine rental and service fee from the linked progressive systems to fund the related jackpot payments. The jackpots are paid in equal annual installments without interest over a ten to twenty-five year period. The following schedule sets forth the future fiscal year payments for the jackpot winners under these systems at September 30, 1996:


     Years Ended September 30,         Payments

      (Dollars in thousands)
      1997                              $ 27,229
      1998                                26,549
      1999                                26,549
      2000                                26,549
      2001                                26,549
      2002 and after                     318,972
                                        $452,397

Jackpot  liabilities  in  the amount of the  present  value  of  the jackpots are recorded concurrently with the recognition of the related revenue. Jackpot liabilities include jackpots won and amounts accrued for jackpots not yet won that are contractual obligations of the Company. At September 30, 1996 and 1995, the Company had accrued, net of unamortized discounts, approximately $326.4 million and $237.4 million respectively, for outstanding progressive jackpot liabilities. At September 30, 1996 and 1995, the unamortized discount on such liabilities totaled $178.7 million and $137.7 million, respectively. The Company amortizes the discounts on the liabilities, recognizing it as interest expense, and records commensurate interest income on the investments purchased to fund the payments to the jackpot winners. During fiscal 1996, 1995 and 1994, the Company recorded interest expense on jackpot liabilities of $16.0 million, $12.1 million and $8.4 million, respectively. The Company is required to maintain cash and investments relating to systems liabilities in separate accounts.

8.   Income Taxes

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

The  effective  income  tax rates differ from the  statutory  United
States federal income tax rates as follows:
                                        Years Ended September 30,
                                     1996          1995           1994

  (Dollars in thousands)       Amount  Rate    Amount  Rate   Amount  Rate
  Taxes at federal statutory
    rate                      $64,545  35.0%  $50,667  35.0%  $75,166  35.0%
  Foreign subsidiaries tax      3,855   2.1        15   0.0       342   0.2
  State income tax, net         2,834   1.5     1,431   1.0     2,096   1.0
  Foreign sales corporation    (1,567)  (.8)     (577) (0.4)   (1,171) (0.5)
  Other, net                   (3,281) (1.8)      580   0.4    (2,120) (1.1)
  Provision for income taxes  $66,386  36.0%  $52,116  36.0%  $74,313  34.6%


Components of the provision for income taxes were as follows:
                                   Years Ended September 30,
                                 1996       1995        1994

    (Dollars in thousands)
    Current
       Federal                 $ 90,992     $ 93,919     $ 86,112
       State                      3,898        3,778        4,143
       Foreign                    4,076       (3,780)       1,115
       Total current             98,966       93,917       91,370
    Deferred
       Federal                  (28,493)     (39,494)     (15,797)
       State                     (1,225)      (2,119)        (918)
       Foreign                   (2,862)        (188)        (342)
       Total deferred           (32,580)     (41,801)     (17,057)
    Provision for income taxes $ 66,386     $ 52,116     $ 74,313


Pre-tax income subject to United States taxation totaled $178.0 million, $
140.6  million  and $209.2 million for fiscal 1996, 1995  and  1994,
respectively.   Pre-tax income subject to foreign  taxation  totaled
$6.4  million, $4.1 million and $5.6 million for fiscal  1996,  1995 and 1994, respectively.

Significant  components of the Company's deferred tax  assets  and liabilities are as follows:
                                          September 30,
                                        1996         1995

     (Dollars in thousands)
     Deferred tax liabilities
       Difference between book and tax
        basis of property               $ (1,128)    $     -
       Unrealized gain on investment
        securities                        (3,076)          -
       Other                              (1,334)     (1,488)
                                          (5,538)     (1,488)
     Deferred tax assets
       Receivable reserve                  8,020       6,258
       Reserves not currently deductible   5,936       4,839
       Reserve differential for gaming
        activities                        59,028      27,332
       Difference between book and tax
        basis of property                      -         682
       Foreign subsidiaries                9,562       4,793
       Unrealized loss on investment
        securities                             -       4,087
       State income taxes                  1,492       4,100
       Other                               6,048       2,468
                                          90,086      54,559
     Net deferred tax asset              $84,548     $53,071

     Reflected in the consolidated balance sheets as:
       Current deferred asset            $19,354     $25,336
       Noncurrent deferred asset          65,194      27,735
     Net deferred tax asset              $84,548     $53,071


9.   Employee Benefit Plans

Employee Incentive Plans
Under a discretionary program effective January 1, 1986 and reviewable annually by the Company's Board of Directors, the Company contributed 11% of consolidated operating profits before incentives (excluding IGT-Australia) equally to three employee incentive plans; profit sharing and 401K plan, cash sharing, and management bonus. The total annual contributions under all three plans were $21.8 million, $17.5 million, and $20.7 million in fiscal 1996, 1995 and 1994, respectively.

The profit sharing plan was originally adopted in 1980 for the Company's employees working in the United States. Benefits vest over a seven year period of employment. Effective January 1, 1993, the Company began distributing a portion of the profit sharing plan contribution under a 401(k) retirement plan matching program. Per the plan agreement, the Company matches 100% of employee contributions up to $500 and an additional 50% of the next $500 contributed by the employee. This allows for maximum annual Company contributions of $750 to each employee's 401(k) account. These contributions vest immediately. In fiscal 1996, 1995, and 1994, the Company match portion of the total profit sharing contribution was $913,000, $938,000, and $824,000, respectively. The Company's foreign subsidiaries have similar retirement plans.

The cash sharing plan calls for semi-annual distributions to all non IGT-Australia employees. IGT-Australia has a similar plan designed as a superannuation program. The management bonuses are paid out annually to key employees throughout the Company.

Employee Stock Purchase Plan
Effective February 26, 1987, the Company adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of the Company's common stock. The term of each option is 12 months, and the exercise date is the last day of the option period. Only those employees who have completed 12 months of continuous service with the Company are eligible. Employees who are officers, 5% or more shareholders, employees receiving more than $66,000 in annual compensation and employees of certain subsidiaries are excluded.

An aggregate of 2,400,000 shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. 886,750 shares were available under this plan at September 30, 1996.

Stock Option Plans

In 1981, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 27,104,000 shares may be granted. In 1993, the Company adopted an additional Stock Option Plan under which nonqualified and incentive stock options to purchase up to 3,000,000 shares may be granted to employees and up to 250,000 nonqualified stock options may be granted to non-employee directors of the Company.

Options have been granted at fair market value on the date of grant and, except for non-employee director options, typically become exercisable in five annual installments although a shorter period may be provided. At September 30, 1996, options to purchase 1,358,145 shares were available for grant under the plans.

In May, 1995, the Company offered to reprice outstanding options to $12.75 per share. Pursuant to such agreement, options to purchase approximately 1,299,000 shares were exchanged. The newly granted options become exercisable over a five-year period.

                                        Number       Option Price
                                      of Shares       Per Share
  Outstanding at September 30, 1993   3,392,472      $  .51 - $38.63
  Granted                               974,076      $18.50 - $40.50
  Canceled                             (106,847)     $22.25 - $34.75
  Exercised                            (739,946)     $  .51 - $25.44

  Outstanding at September 30, 1994   3,519,755      $  .51 - $40.50
  Granted                             2,269,120      $12.75 - $20.75
  Canceled                           (1,736,426)     $ 5.98 - $40.50
  Exercised                            (572,047)     $  .51 - $11.44

  Outstanding at September 30, 1995   3,480,402      $  .51 - $28.50
  Granted                             2,581,189      $10.75 - $19.88
  Canceled                           (1,327,561)     $ 5.98 - $28.38
  Exercised                            (482,995)     $  .51 - $15.56

  Outstanding at September 30, 1996   4,251,035      $  .51 - $28.50

  Options exercisable at
    September 30,
           1996                         764,285      $  .51 - $28.50
           1995                       1,052,016      $  .51 - $20.50
           1994                       1,419,938      $  .51 - $38.63

10.  Commitments

The Company leases certain of its facilities and equipment under various agreements for periods through the year 2002. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1996.


                               Operating    Capital
    Years Ended September 30,   Leases       Leases    Total

    (Dollars in thousands)
    1997                       $ 6,236       $ 116    $ 6,352
    1998                         4,213          22      4,235
    1999                         2,523          11      2,534
    2000                         1,386                  1,386
    2001                         1,036                  1,036
    2002 and after                 117                    117
    Total minimum payments     $15,511         149    $15,660
    Amount representing
     interest                                   (5)
    Capital lease obligations                  144
    Less current portion                      (112)
     Long-term capital lease
       obligations                           $  32


The cost and related accumulated depreciation of equipment under capital leases as of September 30, 1996 was $446,000 and $336,000 respectively, and at September 30, 1995, was $694,000 and $313,000, respectively.

Certain of the leases provide that the Company pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease term for the Company's recently vacated manufacturing facility in Reno, Nevada extends through 2001 and the related payments are included in the schedule above. However, a charge of $4.5 million has been included in fiscal 1996 income related to this future commitment. The lease provides for periodic rental increases.

The total rental expense for the fiscal years ended September 30, 1996, 1995 and 1994 was approximately $6.4 million, $6.8 million, and $5.6 million, respectively.

11.  Contingencies

The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern
v. Caesar's World, Inc., et al., which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

In response to the complaints, all of the defendants, including the Company, granted the defendants' motion to transfer venue of the action to Las Vegas. The Court also filed motions challenging the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and seeking to transfer venue of the actions to Las Vegas. The Court also granted the defendants' motions to dismiss, with leave to amend the pleadings. The plaintiffs filed amended pleadings and the defendants again filed motions to dismiss. The Court has not indicated when it will rule on these motions

12.  Related Party Transactions

Related  party  transactions included in the consolidated  financial statements are as follows:
                                1996      1995     1994
     (Dollars in thousands)
     Years Ended September 30,
         Total revenues        $11,843   $21,864  $31,712

     September 30,
      Accounts receivable      $ 1,151   $   663
      Current maturities of
        long-term notes and
        contracts receivable     2,911     8,744
      Long-term notes and
        contracts receivable     2,474     2,801


A member of the Company's Board of Directors is an officer of, and has an equity interest in, a Nevada gaming business from which the Company recognized revenues of $536,000, $1.8 million and $1.5 million during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The Company had contracts and accounts receivable balances from this customer of $357,000 and $1.1 million at September 30, 1996 and 1995, respectively. He is also a director and officer of a parent to ten additional gaming businesses, from which the Company recognized revenues of $11.3 million, $19.9 million, and $30.2 million during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The Company had contracts and accounts receivable balances from these businesses of $3.7 million and $8.5 million at September 30, 1996 and 1995, respectively.

Effective October 1, 1993, the Company entered into an Agreement with National Holdings, Inc. ("NHI") to form IGT-NHI Joint Venture Company ("IGT-NHI") to engage in the business of supplying and operating bingo halls and electronic gaming devices in the Peoples Republic of China. The Company has a 33% ownership interest in IGT-NHI. At September 30, 1996 and 1995, IGT-NHI owed the Company $386,000 and $422,000, respectively on a line of credit and $2.0 million and $1.8 million, respectively on an equipment loan. The Company has reserved substantially all of these balances.

The Company entered into a joint venture agreement with a wholly-owned subsidiary of Ladbroke Group PLC to form Ladbroke Gaming Argentina ("LGA") on January 27, 1995. LGA, 50% of which is owned by the Company, was formed to install gaming machines and conduct gaming operations within authorized gaming establishments in Argentina. In May, 1996, the Company sold its investment in LGA, recognizing a loss of $912,000. No revenues from this joint venture were recognized in fiscal 1996. At September 30, 1996, LGA owed the Company $1.6 million, with repayment terms of $100,000 per month, for the sale of this investment. During fiscal 1995, the Company recognized $173,000 from sales to LGA and at September 30, 1995 had accounts and notes receivable of $337,000.

13.  Debt Offerings

Senior Notes

In September 1994, the Company completed a $100 million private placement of 7.84% Senior Notes (the "Senior Notes"). The Senior Notes require annual principal payments of $14.3 million commencing in September 1998 through 2003 and a final principal payment of $14.2 million in September 2004. Interest is paid quarterly. The Senior Notes contain covenants which limit the financial commitments the Company may make and require the maintenance of a minimum level of consolidated net worth. The net proceeds from the Senior Notes of $99.6 million is being used to finance the construction of a new manufacturing and headquarters facility and for general corporate purposes.

Convertible Subordinated Notes

In May 1991, the Company completed a $115 million public offering of 5-1/2% Convertible Subordinated Notes (the "Notes") maturing June 1, 2001. The Notes were issued at a price of 80.055% of the principal amount due at maturity, representing an original issue discount of 19.945% from the principal amount payable at maturity. Semi-annual interest payments at 5-1/2% along with the original issue discount represented a yield of 8.5% per annum. Net proceeds from the issue and sale of the Notes were $89.4 million.

The Company, as permitted under the terms of the Notes, called all the outstanding Notes for redemption on June 1, 1994. The redemption price was 84.414% of the principal amount due at maturity together with accrued and unpaid interest to the date of redemption. At the option of the holder, the Notes were convertible into common stock of the Company at a conversion rate of 129.384 shares per each $1,000 principal amount until May 31, 1994. All the outstanding notes were converted prior to the redemption date. During fiscal 1994, notes with a face amount of $72.2 million were converted into 9,339,000 shares of the Company's common stock.

Australian Cash Advance Facility

In August 1994, the Company was advanced $18 million (Australian), from an Australian bank under a cash advance facility. $9 million (Australian) has been repaid in accordance with the agreement. Principal payments (Australian) of $6 million and $3 million are due September 30, 1997 and June 30, 1998, respectively. Interest is paid quarterly. The proceeds of the loan were used to acquire manufacturing and administrative facilities in Sydney, Australia.

14.  Supplemental Statement of Cash Flows Information

Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment in the years ended September 30, 1996 and 1995 of $143,000 and $1.1 million, respectively.

The Company manufactured gaming machines which are leased to customers under capital leases. Accordingly, transfers from inventory to property, plant and equipment totaling $10.7 million, $11.2 million and $15.6 million were made in fiscal 1996, 1995, and 1994, respectively.

During fiscal 1994, Notes with a face amount of $72.2 million were converted into 9,338,877 shares of the Company's common stock.

The Company had dividends declared, but not yet paid at September 30, 1996, 1995 and 1994, totaling $3.8 million, $3.9 million and $4.0 million, respectively.

During fiscal 1996, 1995, and 1994, common stock with a cost of $51,000, $38,000 and $2.5 million was acquired in connection with stock option exercises for the same amounts. The stock option exercise price on employee stock options may be paid to the Company by the employee by submitting previously held common stock of the Company.

During the year ended September 30, 1994, the Company purchased a portion of Radica for cash of $5.8 million and 374,436 shares of the Company's common stock valued upon issuance at $10.3 million.

The tax benefit of stock options totaled $905,000, $1.7 million and $5.1 million for the years ended September 30, 1996, 1995, and 1994, respectively.

Payments of interest for the years ended September 30, 1996, 1995 and 1994 were $26.3 million, $21.3 million and $12.3 million respectively. Payments for income taxes for the years ended September 30, 1996, 1995 and 1994 were $102.1 million, $91.2 million and $101.9 million, respectively.

15.   Construction  of New Corporate Headquarters and  Manufacturing
      Facility

In May 1994, the Company purchased a 78 acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 1.1 million square foot corporate headquarters and manufacturing and warehousing facility. The manufacturing and warehousing facility was completed in January 1996, and now houses substantially all operations and related personnel. The Company anticipates the corporate office facility will be completed in January 1997, absent unexpected delays. The total cost including the site is estimated at $82.4 million. To date, $68.5 million has been incurred for the project.

16.  Fair Value of Financial Instruments

The  following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with SFAS
No. 107, "Disclosures about Fair Value of Financial Instruments."
                                            Carrying     Estimated
     September 30, 1996                      Amount      Fair Value

     (Dollars in thousands)
     Assets:
      Cash and cash equivalents             $169,900      $169,900
      Investment securities                   60,858        60,858
      Investments to fund liabilities
        to jackpot winners                   271,683       273,445
      Notes and contracts receivable         118,536       125,227
     Liabilities:
      Jackpot liabilities                    326,353       328,154
      Notes payable and capital lease
        obligations                          115,274       118,073


                                            Carrying     Estimated
     September 30, 1995                      Amount      Fair Value

     (Dollars in thousands)
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

The carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The estimated fair value of investment securities and investments to fund liabilities to jackpot winners are based on quoted market prices. The estimated fair value of jackpot liabilities is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The estimated fair value of the Senior Notes, included in notes payable and capital lease obligations at September 30, 1996 and 1995, was based on the yield required at September 30, 1996 and 1995, respectively of a private placement of similar terms and credit valuation.

The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts.

In  the  normal  course  of business, the  Company  is  a  party  to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 1996 and 1995, the Company had performance bonds outstanding totaling $3.4 million each year, relating to the Company's operation of two lottery systems and a gaming machine route. The Company is liable to reimburse the bond issuer in the event the bond is exercised as a result of the
Company's non-performance. The Company is a guarantor on certain indebtedness of CMS International which had an aggregate outstanding balance of $15.6 million at September 30, 1996. At September 30, 1996 and 1995, the Company had outstanding letters of credit, issued under the Company's Line of Credit (see Note 5), totaling $2.0 million and $2.1 million, respectively, which were issued to insure payment by the Company to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

17.  Concentrations of Credit Risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 1996, the Company had bank deposits in excess of insured limits of approximately $23.8 million.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a significant portion of its products through third party distributors resulting in significant distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          September 30, 1996
          Region
           Nevada                               27.2%
           Riverboats (greater Mississippi
             River area)                        19.1%
           Native American casinos
             (distributor)                      17.5%
           Australia                             6.1%
           Colorado                              4.6%
           South America                         3.3%
           Europe                                2.6%
           Other regions (individually less
             than 3%)                           19.6%
             Total                             100.0%

18.  Selected Quarterly Financial Data (Unaudited)


  1996                           First Qtr   Second Qtr   Third Qtr  Fourth Qtr

  (Dollars in thousands, except
   per share amounts and stock
   prices)
  Total revenues                 $156,223     $160,547    $196,635    $220,047
  Income from operations           30,674       29,048      51,290      58,821
  Net income                       27,663       19,370      34,721      36,263

  Primary earnings per share     $    .21     $    .15    $    .27    $    .30

  Stock price
   High                          $ 13 3/4     $ 15 1/8    $ 18 1/4    $ 21 3/8
   Low                           $ 10 3/4     $ 10 3/4    $ 14 1/8    $ 15 1/2


  1995                           First Qtr   Second Qtr   Third Qtr   Fourth Qtr

  (Dollars in thousands, except
   per share amounts and stock
   prices)
  Total revenues                $159,180     $150,025     $150,775    $160,806
  Income from operations          36,736       32,228       34,400      35,977
  Net income                      25,626       23,062       25,357      18,603

  Primary earnings per share    $    .19     $    .18     $    .20    $    .14

  Stock price
   High                         $ 20 7/8     $ 15 3/4     $ 17        $ 15 7/8
   Low                          $ 14 7/8     $ 12 1/2     $ 12 3/8    $ 13


  1994                          First Qtr    Second Qtr   Third Qtr   Fourth Qtr

  (Dollars in thousands, except
   per share amounts and stock
   prices)
  Total revenues                $149,767    $164,537      $187,682    $172,475
  Income from operations          45,525      45,183        61,658      45,541
  Net income                      30,392      31,414        39,905      38,736

  Primary earnings per share    $    .23    $    .24      $    .30    $    .29

  Stock price
   High                         $ 41 1/4    $ 33 1/2      $ 28 1/4    $ 24 3/4
   Low                          $ 28 1/4    $ 26 1/8      $ 17 1/4    $ 18 1/2


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

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)(1)    Consolidated Financial Statements:

          Reference  is  made  to  the  Index  to   Financial
          Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)    Consolidated Financial Statement Schedule:          Page

          VIII Valuation and Qualifying Accounts               66

          Other financial statement schedules are either not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

          Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)    Exhibits:

     3.1    Articles   of   Incorporation  of   International   Game
            Technology,  as amended (incorporated by reference  to  Exhibit
            3.1 to Registrants Report on Form 10-K for the year ended September 30, 1995).

     3.2 Second Restated Code of Bylaws of International Game Technology, dated November 11, 1987 (incorporated by reference to Exhibit 3.2 to Registrants Report on Form 10-K for the year ended September 30, 1995).

     4.1  Note Agreement for the 7.84% Senior Notes due September 1,
          2004 (incorporated by reference to Exhibit 4.1 to Registrants Report on Form 10-K for the year ended September 30, 1995).

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

     10.4 Share Purchase Agreement among certain sellers, Radica Holdings Limited and International Game Technology dated January 12, 1994 (incorporated by reference to Exhibit 10.4 to Registrants Report on Form 10-K for the year ended September 30, 1995).

     10.5 Amendment  to  Share  Purchase  Agreement  among  certain
          sellers,   Radica  Holdings  Limited  and  International   Game
          Technology of January 12, 1994 dated February 16, 1994 (incorporated by reference to Exhibit 10.5 to Registrants Report on Form 10-K for the year ended September 30, 1995).

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

     10.8 Employment Agreement with David P. Hanlon, former Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and Treasurer dated December 1, 1994 and amendment dated January 1, 1995.

     10.9 Employment Agreement with Robert A. Bittman, Executive Vice President, Product Development dated March 12, 1996.

    10.10 Form of officers and directors indemnification agreement.

    11    Computation of Earnings Per Share

    21    Subsidiaries

    23    Independent Auditors' Consent

    24    Power of Attorney (See page 67 hereof)

    27    Financial data schedule

   (b)    Reports on Form 8-K

      No report on Form 8-K was filed during the three-month period ended September 30, 1996.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of December, 1996.

                            International Game Technology


                            By:/s/   G. Thomas Baker
                            G. Thomas Baker
                            President, Chief Operating Officer, and
                            Chief Financial Officer

Each person whose signature appears below hereby authorizes Maureen Imus and Brian McKay, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                   Title                          Date

/s/ Charles N. Mathewson    Chairman of the Board of       December 23, 1996
Charles N. Mathewson        Directors and Chief Executive
                            Officer

/s/ G. Thomas Baker         President, Chief Operating     December 23, 1996
G. Thomas Baker             Officer, and Chief Financial
                            Officer

/s/ Maureen T. Imus         Vice President, Finance        December 23, 1996
Maureen T. Imus             (Principal Accounting Officer)

/s/ Albert J. Crosson       Director and Vice Chairman of  December 23, 1996
Albert J. Crosson           the Board of Directors

/s/ John J. Russell         Director                       December 23, 1996
John J. Russell

/s/ Warren L. Nelson        Director                       December 23, 1996
Warren L. Nelson

/s/ Wilbur K. Keating       Director                       December 23, 1996
Wilbur K. Keating

/s/ Frederick B. Rentschler Director                       December 23, 1996
Frederick B. Rentschler

/s/ Claudine B. Williams    Director                       December 23, 1996
Claudine B. Williams

/s/Rockwell A. Schnabel     Director                       December 23, 1996
Rockwell A. Schnabel

SCHEDULE VIII - Consolidated Valuation and Qualifying Accounts

                        Balance at                               Balance
                        Beginning                Unrealized      at End
                        of Period  Provisions  Gains (Losses)   of Period

 (Dollars in thousands)
 Valuation Allowance on
  Investment Securities:

   Year ended 9/30/94     $    -    $  998        $    -         $  998

   Year ended 9/30/95     $  998    $  998        $4,461         $4,461

   Year ended 9/30/96     $4,461    $    -        $5,261         $9,722





                       Balance at                        Accounts   Balance
                       Beginning                         Written     at End
                       of Period  Provisions  Recoveries    Off     of Period

 (Dollars in thousands)
 Allowance for
  Doubtful Accounts:

   Year ended 9/30/94  $ 6,974      $1,861      $ 138     $5,017   $ 3,956

   Year ended 9/30/95  $ 3,956      $2,193      $   9     $  976   $ 5,182

   Year ended 9/30/96  $ 5,182      $3,968      $ 139     $3,608   $ 5,681


 Allowance for
  Doubtful Notes and
  Contracts Receivable:

   Year ended 9/30/94  $ 8,135      $5,338      $  26     $   63   $13,436

   Year ended 9/30/95  $13,436      $3,684      $ 100     $3,606   $13,614

   Year ended 9/30/96  $13,614      $7,655      $  46     $1,540   $19,775


SCHEDULE VIII - Consolidated Valuation and Qualifying Accounts,
(continued)

                         Balance at                           Balance
                         Beginning     Income      Income      at End
                         of Period    Deferred   Recognized  of Period

 (Dollars in thousands)
 Income Deferred
  under the Installment
  Method:

   Year ended 9/30/94     $  21       $  591       $   25      $587

   Year ended 9/30/95     $ 587       $2,398       $2,955      $ 30

   Year ended 9/30/96     $  30       $    -       $   30      $  -





                           Balance at                Disposed     Balance
                           Beginning                  of and       at End
                           of Period  Provisions   Written Off   of Period

 (Dollars in thousands)
 Obsolete Inventory Reserve:

   Year ended 9/30/94      $ 7,116     $ 8,668       $1,920       $13,864

   Year ended 9/30/95      $13,864     $ 9,159       $8,121       $14,902

   Year ended 9/30/96      $14,902     $12,064       $8,801       $18,165



 Obsolete Fixed Assets
  Reserve:

   Year ended 9/30/94       $   267     $   540      $   482       $   325

   Year ended 9/30/95       $   325     $ 1,381      $ 1,247       $   459

   Year ended 9/30/96       $   459     $  (132)     $   327       $     -
