Form 10-Q
period 1996-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 1997-02-14
CIK 353944

18
                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending  DECEMBER 31, 1996

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

                            (702) 448-1200
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class            Outstanding at February 11, 1997
              Common Stock                  122,813,288
                                    par value $.000625 per share

                    Part I - Financial Information

Item 1.  Financial Statements

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

     These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Management believes that the disclosures are adequate to make the information presented herein not misleading.

Organization

      International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company: I.G.T.-Argentina S.A. ("IGT-Argentina"); I.G.T. (Australia), Pty. Ltd. ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland, Ltd. ("IGT-Iceland"); IGT-Japan K.K. ("IGT-Japan"); International Game Technology-Africa (Pty.) Ltd. ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

      IGT  is one of the largest manufacturers of computerized casino
gaming  products and proprietary gaming systems in  the  world.   The
Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures systems which monitor slot machine play and track player activity, as well as wide area progressive systems. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor lottery video gaming terminals and has developed specialized lottery video gaming terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

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

      The  condensed  consolidated financial  statements  include  the
accounts of the Company and all its majority-owned subsidiaries.   All
material intercompany accounts and transactions have been eliminated.

 Condensed Consolidated Statements of Income

                                               Three Months Ended
                                                  December 31,
                                                1996         1995

 (Amounts in thousands, except per share amounts)

 Revenues
   Product sales                             $129,333       $99,080
   Gaming operations                           60,048        57,143
   Total revenues                             189,381       156,223

 Costs And Expenses
   Cost of product sales                       68,702        54,930
   Gaming operations                           33,787        33,758
   Selling, general and administrative         23,816        25,509
   Depreciation and amortization                3,093         3,385
   Research and development                     7,395         6,303
   Provision for bad debts                      2,814         1,664
   Total costs and expenses                   139,607       125,549

 Income From Operations                        49,774        30,674

 Other Income (Expense)
   Interest income                             10,229         9,730
   Interest expense                            (6,892)       (5,219)
   Gain (loss) on sale of assets                  305           (14)
   Other                                         (810)        8,042
   Other income, net                            2,832        12,539
 Income Before Income Taxes                    52,606        43,213
 Provision For Income Taxes                    18,938        15,550
 Net Income                                   $33,668       $27,663

 Primary Earnings Per Share                     $0.27         $0.21

 Fully Diluted Earnings Per Share               $0.27         $0.21

 Weighted Average Common and Common Equivalent
   Shares Outstanding                         127,035       128,879

 Weighted Average Common Shares Outstanding
   Assuming Full Dilution                     127,033       128,879


    The accompanying notes are an integral part of these condensed consolidated financial statements.

 Condensed Consolidated Balance Sheets

                                             December 31,  September 30,
                                                1996           1996

 (Dollars in thousands)
 Assets
   Current assets
      Cash and cash equivalents              $  158,925      $  169,900
      Investment securities, at market value     55,590          60,858
      Accounts receivable, net of allowances
       for doubtful accounts of $8,621 and
       $5,681                                   160,291         148,305
      Current maturities of long-term notes
       and contracts receivable, net of
       allowances                                75,105          72,063
      Inventories, net of allowances for
       obsolescence of $18,127 and $18,165:
        Raw materials                            57,371          54,600
        Work-in-process                           4,547           4,316
        Finished goods                           47,029           1,427
        Total inventories                       108,947         100,343
      Deferred income taxes                      23,959          19,354
      Investments to fund liabilities to
       jackpot winners                           28,994          27,343
      Prepaid expenses and other                  5,337          17,426
        Total current assets                    617,148         615,592
   Long-term notes and contracts receivable,
    net of allowances and current maturities     48,515          46,473
   Property, plant and equipment, at cost
      Land                                       25,382          25,610
      Buildings                                  54,598          58,574
      Gaming operations equipment                72,892          73,641
      Manufacturing machinery and equipment      80,099          77,025
      Leasehold improvements                      7,853           9,960
      Construction in progress                   21,541          16,136
      Total                                     262,365         260,946
      Less accumulated depreciation and
       amortization                             (84,052)        (83,144)
      Property, plant and equipment, net        178,313         177,802
   Investments to fund liabilities to jackpot
    winners                                     259,655         244,340
   Deferred income taxes                         73,086          65,194
   Other assets                                   4,698           4,786
      Total Assets                           $1,181,415      $1,154,187


 Condensed Consolidated Balance Sheets

                                            December 31,  September 30,
                                                1996          1996

 (Dollars in thousands)
 Liabilities and Stockholders' Equity
   Current liabilities
      Current maturities of long-term notes
       payable and capital lease obligations   15,268        8,119
      Accounts payable                         33,625       33,145
      Jackpot liabilities                      36,529       33,489
      Accrued employee benefit plan
       liabilities                              6,916       16,175
      Accrued dividends payable                 3,722        3,767
      Accrued income taxes                     24,083            -
      Accrued vacation liability                6,446        6,271
      Other accrued liabilities                22,105       26,476
        Total current liabilities             148,694      127,442
   Long-term notes payable and capital lease
    obligations, net of current maturities    102,408      107,155
   Long-term jackpot liabilities              312,937      292,864
   Other liabilities                            3,544        3,526
        Total Liabilities                     567,583      530,987

   Commitments and contingencies

   Stockholders' equity
      Common stock, $.000625 par value;
       320,000,000 shares authorized;
       151,340,484 and 150,690,308 shares
       issued                                      94           94
      Additional paid-in capital              238,061      237,365
      Retained earnings                       597,115      567,565
      Treasury stock; 27,242,976 and
       25,114,476 shares at cost             (228,301)    (188,143)
      Net unrealized gain on investment
       securities                               6,863        6,319
        Total Stockholders' Equity            613,832      623,200
        Total Liabilities and Stockholders'
         Equity                            $1,181,415   $1,154,187





    The accompanying notes are an integral part of these condensed consolidated financial statements.

 Condensed Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                   December 31,
                                                1996          1995

 (Dollars in thousands)
 Cash Flows from Operating Activities
 Net income                                   $33,668        $27,663
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                8,224          6,866
   Provision for bad debts                      2,814          1,664
   Provision for inventory obsolescence         1,754          3,303
   Gain (loss) on investments and sale of
    assets                                       (305)            14
   Common stock awards                            530              -
   (Increase) decrease in assets:
      Receivables                             (19,872)        13,036
      Inventories                             (16,498)       (22,491)
      Prepaid expenses and other               12,155           (781)
      Other assets                               (103)        (5,307)
   Increase (decrease) in liabilities:
      Accounts payable and accrued
       liabilities                            (10,455)           669
      Accrued and deferred income taxes
       payable, net of tax benefit of stock
       option and purchase  plans               8,862         15,003
   Other                                          415            257
      Total adjustments                       (12,479)        12,233
      Net cash provided by operating
       activities                              21,189         39,896


 Condensed Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                   December 31,
                                                1996          1995

 (Dollars in thousands)
 Cash Flows from Investing Activities
   Investment in property, plant and
    equipment                                 (9,171)      (25,404)
   Proceeds from sale of property, plant
    and equipment                              7,040         7,282
   Purchase of investment securities          (2,946)       (7,686)
   Proceeds from sale of investment
    securities                                 9,347         6,751
   Proceeds from investments to fund
    liabilities to  jackpot winners            7,599         6,029
   Purchase of investments to fund
    liabilities to jackpot winners           (24,565)      (24,504)
      Net cash used in investing activities  (12,696)      (37,532)

 Cash Flows from Financing Activities
   Principal payments on debt                    (71)       (1,978)
   Payments on jackpot liabilities            (7,599)       (6,029)
   Collections from systems to fund jackpot
    liabilities                               30,712        29,191
   Proceeds from stock options exercised         150            62
   Payments of cash dividends                 (3,785)       (3,866)
   Proceeds from long-term debt                2,400         1,501
   Payments to purchase treasury stock       (40,158)      (27,425)
      Net cash used in financing activities  (18,351)       (8,544)

 Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                        (1,117)          169
 Net Decrease in Cash and Cash Equivalents   (10,975)       (6,011)

 Cash and Cash Equivalents at Beginning of
  Period                                     169,900       241,613

 Cash and Cash Equivalents at End of Period $158,925      $235,602




    The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Notes and Contracts Receivable

     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                           December 31,   September 30,
                                              1996            1996
               (Dollars in thousands)
               Current                      $ 5,326         $ 4,538
               Long-term                     14,323          15,237
                                            $19,649         $19,775


2.    Construction  of  New Corporate Headquarters  and  Manufacturing
      Facility

      In May 1994, the Company purchased a 78 acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 1.1 million square foot corporate headquarters and manufacturing and warehousing facility. The manufacturing and warehousing facility was completed in January 1996, and now houses substantially all operations and related personnel. The corporate office facility is substantially complete and the Company anticipates the buildings will be fully occupied by April 1997. The total cost, including the site, is estimated at $82.4 million. To date, $79.6 million has been incurred for the project.


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

Notes to Condensed Consolidated Financial Statements

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

            December 31, 1996
            Nevada                                      37.0 %
            Riverboats (greater Mississippi River area) 21.7 %
            Native American casinos (distributor)        8.4 %
            South America                                8.2 %
            Australia                                    6.4 %
            Colorado                                     5.0 %
            Europe                                       2.2 %
            Other regions (individually less than 3%)   11.1 %
             Total                                     100.0 %

      Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which, at December 31, 1996, had an aggregate balance of $15.4 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.


5.   Supplemental Statement of Cash Flows Information

      Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment totaling $12,000 in the quarter ended December 31, 1996. The Company did not issue notes or incur capital lease obligations for purchases of property, plant and equipment for the quarter ended December 31, 1995.

      The Company manufactures gaming machines which are leased to customers under capital leases. Accordingly, transfers from inventory to property, plant and equipment totaling $5.2 million and $6.4 million were made in quarters ended December 31, 1996 and 1995, respectively.

     On December 3, 1996, the Board of Directors declared a quarterly cash dividend of $.03 per share, payable on March 3, 1997 to shareholders of record at the close of business on February 3, 1997. At December 31, 1996, the Company had accrued $3.7 million for the payment of this dividend.

      Payments of interest for the three months ended December 31, 1996 and 1995 were $8.2 million and $6.8 million, respectively. Payments for income taxes for the three months ended December 31, 1996 and 1995 were $1.4 million and $2.0 million, respectively.

Notes to Condensed Consolidated Financial Statements

6.   Contingencies

      The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

      The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern
Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern
v. Caesar's World, Inc., et al., which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

      In response to the Poulos and Ahern complaints, all of the defendants, including the Company, filed motions to transfer venue. The Court granted the defendants' motion to transfer venue of the action to Las Vegas. The defendants also filed motions to dismiss the actions challenging the pleadings for failure to state a claim and seeking to dismiss the complaints for lack of personal jurisdiction and venue. The Court granted the defendants' motions to dismiss, with leave to amend the pleadings. The plaintiffs filed amended pleadings and the defendants again filed motions to dismiss. The Court has not indicated when it will rule on these motions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

      Revenues for the first quarter of fiscal 1997 totaled $189.4 million as compared to $156.2 million in the first quarter of fiscal 1996. Net income for the quarter was $33.7 million or $.27 per fully diluted share versus $27.7 million or $.21 per fully diluted share in the prior year.

Revenues and Gross Profit Margins

      Total revenues increased 21% as a result of a 31% increase in product sales revenue and a 5% gain in gaming operations revenue.
Product sales revenue of $129.3 million for the first quarter of fiscal 1997 increased $30.3 million compared to the same prior year period. The Company sold 23,800 and 15,800 machines during the first quarter of fiscal 1997 and 1996, respectively. Domestic machine sales increased 5,700 units over the prior year period due to new casino openings in the Nevada and Canada markets. Sales in Japan, which commenced in July 1996, accounted for an increase of $3.3 million in international revenues.

      Revenues from gaming operations in the first quarter grew to $60.0 million in comparison to $57.1 million for the same period last year. This increase is primarily attributable to the expansion of the Company's linked progressive systems in the Native American, Mississippi and Louisiana markets where the number of systems and the installed base have increased since the first quarter of fiscal 1996. Nevada wide area progressive system revenues in the prior year period were at record levels due, in part, to two consecutive world record jackpots on the Company's Megabucks system. Lease operations revenues increased $3.5 million over the comparable prior year quarter due to the introduction of video gaming at three pari-mutuel facilities in Delaware.

      Gross profit on total revenues for the first quarter of fiscal 1997 was $86.9 million compared to $67.5 million for the first quarter of fiscal 1996. The gross margin on product sales increased from 45% in the first quarter of fiscal 1996 to 47% in the current quarter due to improved production efficiencies at both the Company's new manufacturing facility in Reno, Nevada and at the Company's existing facility in Australia. The gross margin on gaming operations was 44% and 41% for the first quarter of fiscal 1997 and 1996, respectively. This increase in gross profit margin relates to the decrease in the cost of interest sensitive assets the Company purchases to fund jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Expenses

      Selling, general and administrative expenses decreased $1.7 million to $23.8 million in the first quarter of fiscal 1997 in comparison to the same prior year period. This decline related to costs associated with relocation to the Company's new manufacturing facility recorded in the same prior year quarter. The Company also reduced international administration costs by $1.2 million. These decreases were partially offset by increased sales and incentive costs related to higher volume and profitability. Depreciation and amortization expenses were $3.1 million and $3.4 million for the quarters ended December 31, 1996 and 1995, respectively. The decline in depreciation relates to the acceleration of depreciation on leasehold improvements in prior periods partially offset by depreciation on a higher level of international assets in the current period.

      Research and development expenses totaled $7.4 million for the quarter compared to $6.3 million for the first quarter of fiscal 1996. This increase is due to compliance testing for new products both domestically and internationally. The provision for bad debts in the first quarter increased $1.2 million in comparison to the prior year first quarter due primarily to increased volume and the writedown of receivables in China.

Other Income and Expense

      The increase in interest income from $9.7 million in the prior year first quarter to $10.2 million in the current quarter is primarily attributable to an increase in the number of winners on the Company's linked progressive systems, resulting in increased income-producing investments to fund future jackpot payments. Correspondingly, interest expense which totaled $6.9 million and $5.2 million for the first quarter of fiscal 1997 and 1996, respectively, has increased in response to this overall growth in jackpot liabilities. In the prior year period, a larger portion of interest expense associated with construction of the Company's manufacturing facility was capitalized (see Note 2), resulting in an increase in interest expense related to long-term debt in the current period.

     During the first quarter of fiscal 1997, the Company recognized a gain of $305,000 on the sale of assets, compared to a loss of $14,000 in the comparable prior year period. In the current year, the Company's sale of its former administrative buildings in Reno, Nevada and investment securities, resulted in gains of $753,000 and $301,000, respectively. These gains were offset by a writedown of investments in China.

      Other income decreased $8.9 million from the first quarter of fiscal 1996 due primarily to a legal settlement which was received by IGT-Australia in the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Liquidity and Capital Resources

Working Capital

      Working capital declined $19.7 million to $468.5 million during the three months ended December 31, 1996. Changes in current assets contributing to the overall fluctuation in working capital include increases in accounts receivable related to higher sales volume and increases in inventories in Australia and North America, offset by decreases in cash and cash equivalents, investment securities and prepaid expenses. Prepaid expenses declined due to the application of deposits toward construction activities. Current maturities of long-term notes payable and capital lease obligations increased $7.1 million due primarily to increases in the current portion of the Australian line of credit. Accrued income taxes increased due to the timing of estimated tax payments. These increases in current liabilities were offset by a $9.3 million decrease in accrued employee benefit plan liabilities, resulting from payments during the current period.


Cash Flow

      During the three month period ended December 31, 1996, the Company generated cash from operating activities of $21.2 million. Uses of cash resulted from increases in receivables due to higher volume, increases in inventories and decreases in accounts payable and accrued liabilities. Decreases in prepaid expenses and other provided operating cash.

      This increase in operating cash was offset by cash used in investing activities of $12.7 million and cash used in financing activities of $18.4 million, respectively. The cash used in investing activities relates primarily to construction of the new manufacturing facility (see Note 2) as well as purchases of investments to fund jackpot liabilities. The cash used in financing activities resulted from purchases of $40.2 million of the Company's common stock under the stock repurchase program offset by collections from the progressive systems to fund the related liabilities.

Lines of Credit

      As of December 31, 1996, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is used for the purpose of funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31, 1996, $48.0 million was available under this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      IGT-Australia had a line of credit and a cash advance facility totaling $23.5 million (Australian) available as of December 31, 1996. The line of credit bears interest at the lender's reference rate plus 1%. This line is secured by a comfort letter and guarantee from the Company, and has a provision for review and renewal annually in January. At December 31, 1996, $1.5 million was available under this line. Principal payments on the cash advance facility of $6.0 million and $3.0 million (Australian) are due September 30, 1997 and June 30, 1998, respectively. Interest is paid quarterly.

      The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase Plan

     A stock repurchase program was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows for the purchase of up to 50.0 million shares of the Company's common stock. During the first quarter of fiscal 1997, the Company purchased 2.1 million shares for a total of $40.2 million in cash. From January 1, 1997 through February 11, 1997, the Company purchased
1.3 million shares for a total of $22.9 million in cash. As of February 11, 1997, the Company is authorized to purchase a remaining
24.5 million shares under this repurchase program.


Recently Issued Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, which the Company adopted on October 1, 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company adopted on October 1,
1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's Annual Report on Form 10-K for the year ending September 30, 1997.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q, contain various "forward-looking statements" within the meaning of Section 27A of the
Securities  Act  of  1933,  as  amended,  and  Sections  21E  of  the
Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the estimated total cost of the Company's new facility; the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of certain indebtedness of CMS; and the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; political and economic instability in developing international markets; a decline in the demand for replacement machines with imbedded bill acceptors; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges; juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

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

Date: February 13, 1997

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance