Form 10-Q
period 1997-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 1997-05-15
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ending March 31, 1997

                                   OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to_____

                   Commission File Number 001-10684


                     INTERNATIONAL GAME TECHNOLOGY
          (Exact name of registrant as specified in charter)

                 Nevada                           88-0173041
        (State of Incorporation)      (IRS Employer Identification No.)

                 9295 Prototype Drive, Reno, NV  89511
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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class             Outstanding at April 30, 1997
              Common Stock                  119,090,843
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

       Unless   the   context  indicates  otherwise,   references   to
"International Game Technology," "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 9295 Prototype Drive, Reno, Nevada 89511; its telephone number is (702) 448-1200.

      The  condensed  consolidated financial  statements  include  the
accounts of the Company and all its majority-owned subsidiaries.   All
material intercompany accounts and transactions have been eliminated.

Condensed Consolidated Statements of Income

                                    Three Months Ended     Six Months Ended
                                        March 31,             March 31,
                                      1997      1996        1997      1996
(Amounts in thousands, except, per share amounts)

Revenues
  Product sales                     $ 98,223   $100,124   $227,557  $199,204
  Gaming operations                   66,148     60,423    126,198   117,564
  Total revenues                     164,371    160,547    353,755   316,768

Costs and Expenses
  Cost of product sales               53,425     54,481    122,126   109,411
  Gaming operations                   32,862     34,616     66,648    68,374
  Selling, general and administrative 26,074     28,623     49,889    54,135
  Depreciation and amortization        2,414      2,941      5,507     6,324
  Research and development             7,289      6,369     14,684    12,671
  Provision for bad debts              2,284      4,469      5,099     6,134
  Total costs and expenses           124,348    131,499    263,953   257,049

Income from Operations                40,023     29,048     89,802    59,719

Other Income (Expense)
  Interest income                     10,144      9,341     20,373    19,073
  Interest expense                    (6,876)    (5,125)   (13,769)  (10,345)
  Gain (loss) on the sale of assets      645     (3,239)       949    (3,253)
  Other                                 (632)       248     (1,443)    8,289
  Other income, net                    3,281      1,225      6,110    13,764

Income Before Income Taxes            43,304     30,273     95,912    73,483
Provision for Income Taxes            15,590     10,903     34,528    26,453
Net Income                          $ 27,714   $ 19,370   $ 61,384  $ 47,030

Primary Earnings Per Share          $   0.22   $   0.15   $   0.49  $   0.37

Fully Diluted Earnings Per Share    $   0.22   $   0.15   $   0.49  $   0.37

Weighted Average Common and Common
   Equivalent Shares Outstanding     123,701    126,090    125,399   127,492

Weighted Average Common Shares
   Outstanding Assuming Full
   Dilution                          123,701    126,176    125,396   127,580


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                            March 31,   September 30,
                                               1997          1996
(Dollars in thousands)
Assets
  Current assets
    Cash and cash equivalents             $   91,476    $  169,900
    Investment securities at market value     73,459        60,858
    Accounts receivable, net of allowances
     for doubtful accounts of $5,421
     and $5,681                              135,619       148,305
    Current maturities of long-term notes
     and contracts receivable, net of
     allowances                               69,650        72,063
    Inventories, net of allowances for
     obsolescence of $17,307 and $18,165:
     Raw materials                            61,805        54,600
     Work-in-process                           3,503         4,316
     Finished goods                           49,585        41,427
     Total inventories                       114,893       100,343
    Deferred income taxes                     21,389        19,354
    Investments to fund liabilities to
     jackpot winners                          30,626        27,343
    Prepaid expenses and other                15,585        17,426
     Total Current Assets                    552,697       615,592
  Long-term notes and contracts receivable,
   net of allowances and current maturities   41,957        46,473
  Property, plant and equipment, at cost
    Land                                      25,956        25,610
    Buildings                                 74,168        58,574
    Gaming operations equipment               75,244        73,641
    Manufacturing machinery and equipment     92,433        77,025
    Leasehold improvements                     6,798         9,960
    Construction in progress                       -        16,136
    Total                                    274,599       260,946
    Less accumulated depreciation and
     amortization                            (87,640)      (83,144)
    Property, plant and equipment, net       186,959       177,802
  Investments to fund liabilities to jackpot
   winners                                   274,683       244,340
  Deferred income taxes                       85,449        65,194
  Other assets                                 7,504         4,786
    Total Assets                          $1,149,249    $1,154,187




                              (continued)

Condensed Consolidated Balance Sheets (continued from previous page)

                                          March 31,   September 30,
                                             1997          1996
(Dollars in thousands)
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term notes
   payable and capital lease obligations $   13,490   $    8,119
  Accounts payable                           45,282       33,145
  Jackpot liabilities                        37,237       33,489
  Accrued employee benefit plan
   liabilities                               10,102       16,175
  Accrued dividends payable                   3,620        3,767
  Accrued income taxes                        2,318            -
  Other accrued liabilities                  29,721       32,747
   Total Current Liabilities                141,770      127,442
 Long-term notes payable and capital
  lease obligations, net of current
  maturities                                102,375      107,155
 Long-term jackpot liabilities              329,140      292,864
 Other liabilities                            2,709        3,526
   Total Liabilities                        575,994      530,987

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.000625 par value;
   320,000,000 shares authorized;
   151,538,936 and 150,690,308 shares
   issued                                        95           94
  Additional paid-in capital                241,106      237,365
  Retained earnings                         620,001      567,565
  Treasury stock; 31,084,576 and
   25,114,476 shares at cost               (294,426)    (188,143)
  Net unrealized gain on investment
   securities                                 6,479        6,319
   Total Stockholders' Equity               573,255      623,200
   Total Liabilities and Stockholders'
    Equity                               $1,149,249   $1,154,187









   The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                 Six Months Ended
                                                    March 31,
                                                 1997        1996
(Dollars in thousands)

Cash Flows from Operating Activities
 Net income                                    $61,384     $47,030
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                  16,901      13,384
 Provision for bad debts                         5,099       6,134
 Provision for inventory obsolescence            3,834       8,596
 (Gain) loss on investments and sale of
  assets                                          (949)      3,253
 Common stock awards                             1,337         176
 (Increase) decrease in assets:
   Receivables                                  14,344        (480)
   Inventories                                 (35,759)    (37,751)
   Prepaid expenses and other                    1,867      (2,078)
   Other assets                                 (2,996)     (6,270)
 Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities      4,501         975
   Accrued and deferred income taxes payable,
    net of tax benefit of stock option and
    purchase plans                             (22,339)    (26,591)
 Other                                            (289)      1,276
   Total adjustments                           (14,449)    (39,376)
   Net cash provided by operating activities    46,935       7,654
















                              (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                 Six Months Ended
                                                    March 31,
                                                 1997        1996
(Dollars in thousands)
Cash Flows from Investing Activities
 Investment in property, plant and equipment  ($15,355)    ($ 44,700)
 Proceeds from sale of property, plant and
  equipment                                      6,495           582
 Purchase of investment securities             (26,605)      (34,133)
 Proceeds from sale of investment securities    15,287        31,342
 Proceeds from investments to fund liabilities
  to jackpot winners                            16,762        13,930
 Purchase of investments to fund liabilities
  to jackpot winners                           (50,388)      (60,018)
   Net cash used in investing activities       (53,804)      (92,997)

Cash Flows from Financing Activities
 Principal payments on debt                     (1,662)       (3,329)
 Payments on jackpot liabilities               (16,762)      (13,930)
 Collections from systems to fund liabilities
  to jackpot  winners                           56,786        57,594
Proceeds from stock options exercised            1,081         1,062
 Proceeds from employee stock purchase plan      1,112         1,047
 Payments for purchase of treasury stock      (106,283)      (44,215)
 Payments of cash dividends                     (7,488)       (7,721)
 Proceeds from long-term debt                    2,356         3,912
   Net cash used in financing activities       (70,860)       (5,580)

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                 (695)        2,810

Net Decrease in Cash and Cash Equivalents      (78,424)      (88,113)

Cash and Cash Equivalents at Beginning of
 Period                                        169,900       241,613

Cash and Cash Equivalents at End of Period    $ 91,476      $153,500







   The accompanying notes are an integral part of these consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Notes and Contracts Receivable

      The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                       March 31,  September 30,
                                         1997        1996
               (Dollars in thousands)
               Current                $ 6,341      $ 4,538
               Long-term               13,318       15,237
                                      $19,659      $19,775

2.    Construction  of  New Corporate Headquarters  and  Manufacturing
      Facility

      In May 1994, the Company purchased a 78 acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 1.0 million square foot corporate headquarters, manufacturing and warehousing facility and cabinet manufacturing facility (the "South Meadows" facility). The manufacturing and warehousing facility was completed in January 1996, and the corporate offices were completed in March 1997. Substantially all employees in Reno, Nevada now work at the facilities. The total cost of these facilities, including the site, was $88.3 million. The Company has begun design of an 85,000 square foot cabinet manufacturing facility adjacent to the South Meadows facility to be completed in the spring of 1998 at an estimated cost of $5.5 million.


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

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

               March 31, 1997
               Nevada                                        35.7 %
               Riverboats (greater Mississippi River area)   18.2 %
               South America                                  9.4 %
               Australia                                      5.8 %
               Colorado                                       5.5 %
               New Jersey (distributor)                       5.5 %
               Europe                                         2.9 %
               Native American Casinos (distributor)          2.7 %
               Other Regions (individually less than 2%)     14.3 %
                 Total                                      100.0 %

      Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which, at March 31, 1997, had an aggregate balance of $15.2 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.


5.   Supplemental Statement of Cash Flows Information

      Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment totaling $12,000 in the six months ended March 31, 1997. The Company did not issue notes or incur capital lease obligations for purchases of property, plant and equipment for the six months ended March 31, 1996.

      The Company manufactures gaming machines which are leased to customers under operating leases. Accordingly, transfers between inventory and property, plant and equipment totaling $17.2 million and $13.7 million were made in the six month periods ended March 31, 1997 and 1996, respectively.

      The tax benefit of stock options exercised and awards granted totaled $212,000 and $506,000 for the six months ended March 31, 1997 and 1996, respectively.

      Unrealized gains on investments, net of taxes, totaling $160,000 and $1.5 million were recorded as Unrealized Gains on Investments in stockholder's equity for the six months ended March 31, 1997 and 1996, respectively.

     On February 18, 1997, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on June 2, 1997 to shareholders of record at the close of business on May 1, 1997. At March 31, 1997, the Company had accrued $3.6 million for the payment of this dividend.

      Payments of interest for the six months ended March 31, 1997 and 1996 were $14.4 and $11.9 million, respectively. Payments for income taxes for the first six months of fiscal 1997 and 1996 were $55.3 million and $46.5 million, respectively.

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

      Thereafter, at a status conference in Las Vegas on December 13, 1996, United States District Court Judge David A. Ezra, a visiting judge who has now been assigned all three pending cases identified above, ordered that the plaintiffs in all three cases file a new consolidated complaint incorporating in one document all claims against all defendants. All then pending motions from all parties were ordered deemed as withdrawn without prejudice. The new consolidated complaint was filed in February 1997. Thereafter, the defendants timely filed both a Motion to Strike Plaintiff's Consolidated Amended Complaint based on it exceeding the court's explicit directions and also a renewed Motion to Dismiss for the same reasons that a similar motion had been granted previously. At this date the parties are waiting rulings from the court on these motions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

      Revenues for the second quarter of fiscal 1997 totaled $164.4 million compared to $160.5 million in the second quarter of fiscal 1996. Net income for the quarter was $27.7 million or $.22 per fully diluted share for the current quarter compared to $19.4 million or $.15 per fully diluted share for the comparable prior year period.

Revenues and Gross Profit Margins

      Total revenues increased over the prior year due primarily to growth in the gaming operations segment with offsetting declines in product sales. Product sales revenues totaled $98.2 million in the second quarter of fiscal 1997 compared to $100.1 million in the second quarter of fiscal 1996. The Company sold 16,300 and 16,900 machines in the second quarter of fiscal 1997 and 1996, respectively. Domestically, lower sales in the Nevada and Native American markets were offset by growth in the Riverboat, Atlantic City and Puerto Rico markets. International sales declined by 600 units compared to the prior year quarter, attributable primarily to decreased sales in Europe and South America, where large individual sales were made in the prior year.

      Revenues from gaming operations in the second quarter grew to $66.1 million, a 9% increase over the second quarter of fiscal 1996. Growth in the installed machine base and the overall level of play in Atlantic City, as well as the Louisiana and Native American markets, contributed to the increase in progressive systems revenue. Additionally, second quarter gaming operations revenues benefited from growth in lease revenues from Delaware racetracks where gaming was introduced during the prior year.

      Gross profit on total revenues for the quarters ended March 31, 1997 and 1996 was $78.1 million and $71.5 million, respectively. The gross margin on product sales was 46% in both the current and prior periods. The gross margin on gaming operations was 50% in the current quarter, increasing from 43% in the comparable prior year period. This improvement related primarily to the impact of interest-sensitive assets the Company purchases to fund jackpot payments.

Expenses

      Selling, general and administrative expenses decreased $2.5 million due to costs associated with management changes in the prior year quarter as well as cost reduction efforts both domestically and internationally in the current period. Depreciation and amortization expenses were $2.4 million and $2.9 million for the quarters ended March 31, 1997 and 1996, respectively. The decline in depreciation expense is due to discontinuance of depreciation on leasehold improvements on the recently vacated leased facilities in Reno, Nevada offset by depreciation expense associated with the Company's new manufacturing and office facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      Research and development expenses totaled $7.3 million and $6.4 million in the second quarters of fiscal 1997 and 1996, respectively. Higher product compliance costs in Australia and salary related costs
domestically contributed to this fluctuation.   The provision for bad
debts decreased to  $2.2  million for  the second quarter of fiscal 1997
from $4.5 million in the  prior year   quarter,   primarily  due  to
reserves  related   to   certain international developing markets in the
prior year period.

Other Income and Expense

      Interest  income increased $800,000 from the second  quarter  of
fiscal  1996.   Higher  market interest rates  resulted  in  increased
income  from notes and contracts receivable, along with interest  from
increased  investments  to  fund future  jackpot  payments.   Interest
income growth was partially offset by holding a larger portion of equity securities, which are not currently paying dividends, in the investment portfolio. Purchases of treasury stock have decreased cash and cash equivalents, resulting in a decline in interest income. Interest expense totaled $6.9 million and $5.1 million for the quarters ended March 31, 1997 and 1996, respectively. Interest expense increased in
relation  to  the  growth  in  jackpot liabilities.   The  prior  year
was also positively impacted by the capitalization of interest associated with the construction of the Company's new facilities.

     During the second quarter of fiscal 1997, the Company recognized a gain of $645,000 on the sale of assets, compared to a loss of $3.2 million in the comparable prior year period. In the current period, the gain resulted from the sale of investment securities, while the prior year loss resulted primarily from reserves established for the Company's investment in China and other developing international markets as well as a charge for the Company's remaining investment in Radica Games, Limited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Six Months Ended March 31, 1997 Compared to the Six Months Ended March
31, 1996

      Net income for the six months ended March 31, 1997 was $61.4 million compared to $47.0 million for the comparable prior year period. Earnings per share increased to $.49 per fully diluted share from $.37 per fully diluted share in the prior year period.

Revenues and Gross Profit Margins

      Total revenues were $353.8 million and $316.8 million for the first six months of fiscal 1997 and 1996, respectively. This increase is the result of growth in both product sales and gaming operations revenues.

      Product sales revenues totaled $227.6 million and $199.2 million for the first half of fiscal 1997 and 1996, respectively. The improvement in product sales revenues resulted from increases in unit volume. Machine shipments totaled 40,000 in the current period compared to 32,800 in the prior year period. Domestic machine shipments gained 5,700 units over the prior year period due primarily to new casino openings in the Nevada and Canada markets. International unit sales increased 1,500 units compared to the prior year period, as a result of sales of 3,900 Pachisuro units in Japan offset by decreased unit volume in Argentina, Australia and Europe, where large individual sales were made in the prior year.

      Gaming operations revenue increased to $126.2 million in the current period from $117.6 million in the first half of fiscal 1996. The Company's lease operations at Delaware pari-mutuel facilities began in December 1996 and have positively impacted total revenues in this segment. New systems, higher play levels, and an increased machine base resulted in improving progressive system revenue in the Atlantic City, Louisiana, Native American, and Mississippi markets. Nevada wide area progressive system revenues reached record levels in the prior period due, in part, to two consecutive world record jackpots on the Company's Megabucks system.

      The gross profit margin on total revenues was $165.0 million and $140.0 million for the six months ended March 31, 1997 and 1996, respectively. The gross margin on product sales improved to 46% in the current six month period as compared to 45% in the prior year period, impacted primarily by overall higher volumes. The gross margin on gaming operations of 47% also improved in comparison to the prior year period margin of 42%. This fluctuation related primarily to the impact of interest-sensitive assets that the Company purchases to fund jackpot payments.

Expenses

      Selling, general and administrative expenses decreased to $49.9 million for the first half of fiscal 1997 from $54.1 million in the same prior year period. This decline is primarily due to costs associated with relocation to the Company's new manufacturing facility and to management changes in the prior year period. Cost reduction efforts, internationally and domestically, also resulted in expense improvement. Depreciation and amortization decreased by $817,000 from the prior year period, due to the discontinuance of depreciation on leasehold improvements on the vacated leased facilities in Reno,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Nevada offset by depreciation expense associated with the Company's new manufacturing and office facility.

     Research and development expenses totaled $14.7 million and $12.7 million for the first half of fiscal 1997 and 1996, respectively. This increase is due primarily to compliance testing costs for new products in Australia and salary related expenses domestically. The provision for bad debts decreased $1.0 million from the prior year period due to reserves established for sales to certain international developing markets in the prior year, offset by increases related to higher volume in the current period.

Other Income and Expense

      Interest income increased $1.3 million to $20.4 million in the six-month period ended March 31, 1997 compared to March 31, 1996. Higher balances of investments to fund jackpots due to the overall growth in the Company's linked progressive systems resulted in increased interest income. Interest income from investment securities declined due to holding a larger portion of the portfolio in equity securities, which currently are not paying dividends, rather than interest bearing bonds. Purchases of treasury stock have decreased cash and equivalents, resulting in a decline in interest income. Interest expense for the current six month period totaled $13.8 million compared to $10.3 million in the prior six month period. The majority of this increase related to a growth in the number of jackpot winners in comparison to the prior year period. The remaining increase is primarily attributable to the capitalization of interest expense in the prior year period. The construction of the Company's new manufacturing and office facility is now substantially complete and, accordingly, interest is no longer being capitalized.

      During the six months ended March 31, 1997, the Company recognized a gain of $949,000 on the sale of assets, compared to a loss of $3.3 million in the comparable prior year period. In the current period, the gain results from the sale of investment securities, while the prior year period loss resulted primarily from reserves established for the Company's investment in China and other developing international markets as well as a charge for the Company's remaining investment in Radica Games, Limited.

Liquidity and Capital Resources

Working Capital

      Working capital decreased $77.2 million to $410.9 million during the six months ended March 31, 1997. The primary fluctuation in current assets contributing to the decline in working capital was a decrease in cash and cash equivalents of $78.4 million primarily attributable to purchases of treasury stock. Other factors include decreases in accounts receivable and increases in accounts payable. Investment securities and inventories increased, offsetting these declines in working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Cash Flow

     During the six months ended March 31, 1997, the Company generated cash from operating activities of $42.7 million. Uses of cash resulted primarily from increases in inventories and decreases in accrued and deferred income taxes.

     The cash provided by operating activities was offset by cash used to purchase investments in systems annuity assets and purchases of investment securities. The majority of cash used for financing activities was for the purchase of $106.3 million of the Company's common stock under the stock repurchase program.

Lines of Credit

      As of March 31, 1997, the Company had a $50.0 million unsecured bank line of credit with various interest rate options available to the Company. The line of credit is available for funding operations and to facilitate standby letters of credit. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At March 31, 1997, $47.8 million was available under this line of credit. At April 30, 1997, $17.8 million was available under this line of credit.

      IGT-Australia had a $20.0 million (Australian) bank line of credit available as of March 31, 1997. The line of credit bears interest at the lender's reference rate plus 1%. The line is secured by a comfort letter and guarantee from the Company, and has a provision for review and renewal annually in January. At March 31, 1997, no funds were available under this line. Principal payments on the cash advance facility of $6.0 million and $3.0 million (Australian) are due September 30, 1997 and June 30, 1998, respectively. Interest is paid quarterly.

      The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements which, among other things, limit financial commitments the Company may make without written consent of the lender and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase

     A stock repurchase program was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows for the purchase of up to 50.0 million shares of the Company's common stock. Fiscal 1997 to date, the Company purchased 6.0 million shares of its own outstanding stock for a total of $106.3 million in cash. From April 1, 1997 through April 30, 1997, the Company has purchased an additional 1.4 million shares for $21.4 million in cash. As of April 30, 1997, the Company remains authorized to purchase 20.6 million shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Recently Issued Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1996. This statement, which the Company adopted on October 1, 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

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

      In  February  1997, the FASB issued SFAS No. 128, "Earnings  Per
Share."   This  statement  establishes  standards  for  computing  and presenting earnings per share and is effective for the Company's fiscal 1998 first quarter ending December 31, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement of all prior-period earnings per share data presented. Due to the recent adoption of this statement, management has not yet determined the effect of this statement on earnings per share as presented.

Reclassifications

      Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1997. Such reclassifications include the presentation of depreciation expenses related to gaming equipment for proprietary systems and leases as a cost of gaming operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q, contains various "forward-looking statements" within the meaning of Section 27A of the
Securities  Act  of  1933,  as  amended,  and  Sections  21E  of  the
Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the estimated total cost of the Company's new cabinet manufacturing facility; the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of certain indebtedness of CMS; and the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; political and economic instability in developing international markets; a decline in the demand for replacement machines with imbedded bill acceptors; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

                      Part II - Other Information


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On February 18, 1997, the Company held its annual meeting of stockholders.

     (b) The following directors were re-elected to serve until the next annual meeting: Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Warren L. Nelson, Frederick B. Rentschler, John J. Russell, Rockwell A. Schnabel and Claudine B. Williams. These directors constitute all of the directors of the Company.

          Voting at the meeting was as follows:

                                        Votes Cast        Votes
                     Motion                For          Withheld
               Albert J. Crosson        112,150,555      814,065
               Wilbur K. Keating        112,299,532      665,088
               Charles N. Mathewson     112,154,525      810,095
               Warren L. Nelson         112,114,535      850,085
               Frederick B. Rentschler  112,242,242      722,378
               John J. Russell          112,169,492      795,128
               Rockwell A. Schnabel     111,753,711    1,210,909
               Claudine B. Williams     112,268,073      696,547

          (c) Stockholders approved amendments to the Company's Employee Stock Purchase Plan (the "ESPP") to (i) modify the class of employees who are eligible to participate in the ESPP; (ii) clarify composition of the Board committee which administers the plan to specify the members as "Non-Employee Directors;" (iii) include a provision that permits options and shares issued upon exercise under the ESPP to be subject to the conditions and restrictions required by SEC Rule 16b-3 in order to qualify for the maximum exemption from Section 16 of the Securities and Exchange Act of 1934 which prohibits profits derived by affiliates from "short swing" trading; and (iv) extend the term of the ESPP. The ESPP was originally adopted by the Board of Directors on February 26, 1987 and was approved by the Company's stockholders on February 16, 1988. Votes in favor

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

          of the amendments totaled 108.9 million with 3.6 million votes against the amendments and 416,000 abstaining.

          (d) Stockholders approved the amendments to the Company's 1993 Stock Option Plan (the "Plan"), to (i) modify share limits; (ii) clarify transfer restrictions; (iii) modify the number of options granted to non-employee directors; (iv) permit the grant of stock appreciation rights; (v) permit the grant of restricted stock awards; and (vi) permit the grant of performance share awards and stock bonuses.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 1997

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance