Form 10-Q
period 1997-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 1997-08-14
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending June 30, 1997

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

                            (702) 448-7777
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class              Outstanding at July 31, 1997
              Common Stock                  115,512,100
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

Organization

      International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and facilitate the Company's initial public offering. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company: I.G.T. Argentina S.A. ("IGT-Argentina"); I.G.T. (Australia) Pty. Ltd. ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe b.v. ("IGT-Europe"); IGT-Iceland, Ltd. ("IGT-Iceland"); IGT-Japan K.K. ("IGT-Japan"); International Game Technology Africa (Proprietary) Limited ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

      IGT  is one of the largest manufacturers of computerized casino
gaming  products and proprietary gaming systems in  the  world.   The
Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures systems which monitor slot machine play and track player
activity,  as well as MegaJackpot wide area progressive systems.   In
addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor lottery video gaming terminals and has developed specialized lottery video gaming terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

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

      IGT-Africa opened an office in September 1994 and subsequently was incorporated in October 1995 to distribute and market gaming products in Southern Africa. The office is located in Midrand, South Africa.

      IGT-Peru was established in July 1996 and opened an office in Lima, Peru to support proprietary systems and to distribute and market gaming products in Peru.

       Unless   the   context  indicates  otherwise,   references   to
"International Game Technology," "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 9295 Prototype Drive, Reno, Nevada 89511; its telephone number is (702) 448-7777.

      The  condensed  consolidated financial  statements  include  the
accounts of the Company and all its majority-owned subsidiaries.   All
material intercompany accounts and transactions have been eliminated.

Condensed Consolidated Statements of Income

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                        1997      1996        1997      1996
(Amounts in thousands, except, per
 share amounts)
Revenues
  Product sales                       $ 87,294   $134,447   $314,850  $333,654
  Gaming operations                     76,555     62,188    202,753   179,751
  Total revenues                       163,849    196,635    517,603   513,405

Costs and Expenses
  Cost of product sales                 49,241     72,726    171,367   182,138
  Gaming operations                     38,690     33,256    105,338   101,628
  Selling, general and administrative   21,619     25,872     71,510    80,006
  Depreciation and amortization          3,091      3,012      8,599     9,337
  Research and development               8,139      6,018     22,822    18,689
  Provision for bad debts                1,170      4,461      6,269    10,596
  Total costs and expenses             121,950    145,345    385,905   402,394

Income from Operations                  41,899     51,290    131,698   111,011

Other Income (Expense)
  Interest income                        9,905      9,694     30,277    28,768
  Interest expense                      (8,132)    (6,669)   (21,900)  (17,016)
  Gain (loss) on the sale of assets     10,414       (642)    11,366    (3,896)
  Other                                 (1,050)       581     (2,495)    8,871
  Other income, net                     11,137      2,964     17,248    16,727

Income Before Income Taxes              53,036     54,254    148,946   127,738
Provision for Income Taxes              18,564     19,533     53,090    45,986
Net Income                            $ 34,472   $ 34,721   $ 95,856  $ 81,752

Primary Earnings Per Share            $   0.29   $   0.27   $   0.77  $   0.64

Fully Diluted Earnings Per Share      $   0.29   $   0.27   $   0.77  $   0.64

Weighted Average Common and Common
   Equivalent Shares Outstanding       120,190    126,744    123,728   127,236

Weighted Average Common Shares
   Outstanding Assuming Full Dilution  120,252    126,867    123,726   127,638


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                     June 30,   September 30,
                                                       1997         1996
(Dollars in thousands)
Assets
  Current assets
    Cash and cash equivalents                       $  153,981    $  169,900
    Investment securities at market value               20,972        60,858
    Accounts receivable, net of allowances for
     doubtful accounts of $6,514 and $5,681            129,168       148,305
    Current maturities of long-term notes and
     contracts receivable, net of allowances            68,546        72,063
    Inventories, net of allowances for obsolescence
     of $13,241 and $18,165:
     Raw materials                                      56,980        54,600
     Work-in-process                                     4,719         4,316
     Finished goods                                     49,936        41,427
     Total inventories                                 111,635       100,343
    Deferred income taxes                               26,237        19,354
    Investments to fund liabilities to jackpot
     winners                                            32,824        27,343
    Prepaid expenses and other                          11,907        17,426
     Total Current Assets                              555,270       615,592
  Long-term notes and contracts receivable, net of
    allowances and current maturities                   32,957        46,473
  Property, plant and equipment, at cost
    Land                                                25,585        25,610
    Buildings                                           74,650        58,574
    Gaming operations equipment                         72,169        73,641
    Manufacturing machinery and equipment               95,239        77,025
    Leasehold improvements                               6,560         9,960
    Construction in progress                                 -        16,136
    Total                                              274,203       260,946
    Less accumulated depreciation and amortization     (91,660)      (83,144)
    Property, plant and equipment, net                 182,543       177,802
  Investments to fund liabilities to jackpot winners   293,060       244,340
  Deferred income taxes                                 89,388        65,194
  Other assets                                          11,963         4,786
    Total Assets                                    $1,165,181    $1,154,187




                              (continued)

Condensed Consolidated Balance Sheets (continued from previous page)


                                                  June 30,   September 30,
                                                    1997          1996
(Dollars in thousands)
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term notes payable
   and capital lease obligations                $   15,705    $    8,119
  Accounts payable                                  36,087        33,145
  Jackpot liabilities                               38,818        33,489
  Accrued employee benefit plan liabilities         10,160        16,175
  Accrued dividends payable                          3,569         3,767
  Accrued income taxes                               2,747             -
  Other accrued liabilities                         24,076        32,747
   Total Current Liabilities                       131,162       127,442
 Long-term notes payable and capital lease
   obligations, net of current maturities          102,252       107,155
 Long-term jackpot liabilities                     359,604       292,864
 Other liabilities                                   2,806         3,526
   Total Liabilities                               595,824       530,987

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.000625 par value; 320,000,000
   shares authorized; 151,795,152 and
   150,690,308 shares issued                            95            94
  Additional paid-in capital                       242,339       237,365
  Retained earnings                                648,723       567,565
  Treasury stock; 32,843,776 and 25,114,476
   shares at cost                                 (322,977)     (188,143)
  Net unrealized gain on investment securities       1,177         6,319
   Total Stockholders' Equity                      569,357       623,200
   Total Liabilities and Stockholders' Equity   $1,165,181    $1,154,187









    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows


                                                Nine Months Ended
                                                     June 30,
                                                 1997        1996
(Dollars in thousands)
Cash Flows from Operating Activities
 Net income                                    $ 95,856    $ 81,752
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                   26,175      20,329
 Provision for bad debts                          6,269      10,596
 Provision for inventory obsolescence             5,925      14,488
 (Gain) loss on sale of investments and assets  (11,373)      3,896
 Common stock compensation                        1,988         706
 (Increase) decrease in assets:
   Receivables                                   28,984     (19,004)
   Inventories                                  (30,448)    (49,588)
   Prepaid expenses and other                     5,578      (3,525)
   Other assets                                  (7,574)     (1,206)
 Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities     (10,477)      7,080
   Accrued and deferred income taxes payable,
     net of tax benefit of stock option and
     purchase plans                             (28,108)    (21,435)
 Other                                           (1,051)        715
   Total adjustments                            (14,112)    (36,948)
   Net cash provided by operating activities     81,744      44,804
















                              (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                   Nine Months Ended
                                                        June 30,
                                                    1997        1996
(Dollars in thousands)
Cash Flows from Investing Activities
 Investment in property, plant and equipment    $  (27,257)  $  (59,310)
 Proceeds from sale of property, plant and
   equipment                                         7,691          193
 Purchase of investment securities                 (27,677)     (46,037)
 Proceeds from sale of investment securities        71,091       35,279
 Proceeds from investments to fund liabilities
   to jackpot winners                               25,259       20,233
 Purchase of investments to fund liabilities
   to jackpot winners                              (79,460)     (79,343)
   Net cash used in investing activities           (30,353)    (128,985)

Cash Flows from Financing Activities
 Principal payments on debt                         (1,592)      (3,444)
 Payments on jackpot liabilities                   (25,259)     (20,233)
 Collections from systems to fund liabilities
   to jackpot  winners                              97,328       84,263
 Proceeds from stock options exercised               1,628        1,721
 Proceeds from employee stock purchase plan          1,112        1,047
 Payments for purchase of treasury stock          (134,834)     (44,810)
 Payments of cash dividends                        (11,054)     (11,446)
 Proceeds from long-term debt                        5,133        7,917
   Net cash provided by (used in) financing
    activities                                     (67,538)      15,015

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                      228       (4,891)

Net Decrease in Cash and Cash Equivalents          (15,919)     (74,057)

Cash and Cash Equivalents at Beginning of Period   169,900      241,613

Cash and Cash Equivalents at End of Period       $ 153,981    $ 167,556







    The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Notes and Contracts Receivable

      The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                      June 30,   September 30,
                                        1997        1996
               (Dollars in thousands)
               Current                $ 8,208      $ 4,538
               Long-term               12,882       15,237
                                      $21,090      $19,775


2.    Construction  of  New Corporate Headquarters  and  Manufacturing
Facility

      In May 1994, the Company purchased a 78 acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 1.0 million square foot corporate headquarters, manufacturing and warehousing facility and cabinet manufacturing facility (the "South Meadows" facility). The manufacturing and warehousing facility was completed in January 1996, and the corporate offices were completed in March 1997. Substantially all employees in Reno, Nevada now work at the facilities. The total cost of these facilities, including the site, was $89.3 million. The Company has begun design of an 85,000 square foot cabinet manufacturing facility adjacent to the South Meadows facility to be completed in the spring of 1998 at an estimated cost of $5.5 million.


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

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

               June 30, 1997
               Nevada                                        43.1 %
               Riverboats (greater Mississippi River area)   16.4 %
               South America                                 10.2 %
               Native American casinos (distributor)          6.0 %
               Australia                                      5.9 %
               Colorado                                       5.3 %
               New Jersey (distributor)                       5.3 %
               Other regions (individually less than 3%)      7.8 %
                 Total                                      100.0 %


      Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which, at June 30, 1997, had an aggregate balance of $15.0 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.


5.   Supplemental Statement of Cash Flows Information

      Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment totaling $12,000 in the nine months ended June 30, 1997. The Company did not issue notes or incur capital lease obligations for purchases of property, plant and equipment for the nine months ended June 30, 1996.

      The Company manufactures gaming machines which are leased to customers under operating leases. Accordingly, transfers between inventory and property, plant and equipment totaling $12.4 million and $12.9 million were made in the nine month periods ended June 30, 1997 and 1996, respectively.

      The tax benefit of stock options exercised and awards granted totaled $247,000 and $609,000 for the nine months ended June 30, 1997 and 1996, respectively.

      Unrealized gains on investments, net of taxes, declined by $5.1 million during the nine months ended June 30, 1997. Unrealized gains on investments, net of taxes, increased by $1.4 million during the nine months ended June 30, 1996.

      On May 6, 1997, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on September 2, 1997 to shareholders of record at the close of business on August 1, 1997. At June 30, 1997, the Company had accrued $3.6 million for the payment of this dividend.

      Payments of interest for the nine months ended June 30, 1997 and 1996 were $8.7 and $19.5 million, respectively. Payments for income taxes for the first nine months of fiscal 1997 and 1996 were $75.0 million and $61.5 million, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 Compared to the Three Months Ended
June 30, 1996

      Net income for the three months ended June 30, 1997 was $34.5 million or $.29 per fully diluted share versus $34.7 million or $.27 per fully diluted share for the three months ended June 30, 1996.

Revenues and Gross Profit Margins

      Total revenues for the third quarter of fiscal 1997 were $163.8 million, compared to $196.6 million reported for the prior year third quarter. This fluctuation reflects lower product sales, partially offset by growth in gaming operations revenues. Product sales totaled $87.3 million and $134.4 million for the quarters ended June 30, 1997 and 1996, respectively. Machine shipments in the domestic market were 10,100 as units compared to sales of 19,800 units in the comparable prior year quarter. Delayed timing of shipments to the Nevada and riverboat markets affected third quarter domestic sales. International shipments rose 38% compared to the fiscal 1996 third quarter with the Australian market attaining an increase of 1,000 units.

     Gaming operations revenues totaled $76.6 million for the current quarter compared to $62.2 million for the quarter ended June 30, 1996. This 23% increase was due primarily to the increase in installed machines in Native American markets and to a lesser extent, increased revenue in New Jersey and Louisiana. Gaming operations revenues were also positively influenced by the introduction in the current year of the Wheel of Fortuner games on the Company's progressive system format which is operated under a joint venture agreement with Anchor Gaming. The Company recognizes its share of the net income from this joint venture as part of gaming operations revenues.

      The gross margin on product sales revenue was 44% during the third quarter versus 46% in the same period last year, resulting from lower unit volume and a higher proportion of international sales which have lower margins than domestic sales. Gross profit on gaming operations revenue was 49% and 47% for the quarters ended June 30, 1997 and 1996, respectively. This improvement was primarily due to profit from joint venture activities, which for accounting purposes are reported net of expenses in gaming operations revenue, partially offset by higher costs of interest sensitive assets which the Company purchases to fund jackpot payments.

Expenses

      Selling, general and administrative expenses declined $4.3 million to $21.6 million for the quarter ended June 30, 1997. Selling costs decreased related to lower product sales volume. Domestic and international cost reduction efforts also contributed to the overall improvement. Depreciation and amortization expense was consistent between the two periods. Declines in depreciation on leasehold improvements on previously leased facilities were offset by increases in depreciation on the administrative portion of the Company's new facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      Research and development expense increased to $8.1 million for the quarter ended June 30, 1997 from $6.0 million in the prior year quarter. A shift from higher levels of custom engineering for special orders in the prior year to progressive system game design in the current year contributed to this growth. Custom engineering is charged to customers and, therefore, included in cost of sales. The improvement in bad debt expense to $1.2 million in the current quarter from $4.5 million in the prior year quarter was due to reserves in the prior period in Australia and for certain developing international markets.

Other Income and Expense

      The increase in interest income of $211,000 from the prior year period was primarily attributable to an increase in interest income from investments to fund future jackpot payments partially offset by lower interest income from investment securities. Investment securities have been sold to fund purchases of treasury stock, resulting in a decline in interest and dividend income. Interest expense of $8.1 million for the quarter ended June 30, 1997 increased from $6.7 million in the prior year quarter in relation to the growth in jackpot liabilities. During the third quarter of fiscal 1997, the Company realized gains of $10.4 million from the sale of investment securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Nine Months Ended June 30, 1997 Compared to the Nine Months Ended June
30, 1996

      Net income for the nine months ended June 30, 1997 was $95.9 million or $.77 per fully diluted share compared to $81.8 million or $.64 per fully diluted share for the nine months ended June 30, 1996.

Revenues and Gross Profit Margins

      Total revenues of $517.6 million compared to $513.4 million for the first nine months of fiscal 1997 and 1996, respectively. Growth in gaming operations revenues were partially offset by lower product sales revenues. Product sales revenues of $314.9 million for the current period declined from $333.7 million in the comparable prior year period. Domestically, machine sales decreased to 39,900 units from 44,000 in the prior year period due primarily to declines in the riverboat markets. Machine sales to international markets increased by 2,600 units or 22% for the current nine month period relative to the prior year period as a result of sales in the Japanese market.

      Revenues from gaming operations were $202.8 million and $179.8 million for the nine months ended June 30, 1997 and 1996, respectively. Higher play levels and an increased machine base resulted in improved progressive system revenues in the Atlantic City, Louisiana, Native American and Mississippi markets. In the Nevada market, increased demand for the Company's newer products including the Wheel of Fortuner has been partially offset by decreases in the installed base of progressive systems products that have been a smaller portion of the market. Growth from the Company's lease operations at Delaware pari-mutuel facilities and the introduction of games in the progressive systems format under joint venture agreements have positively impacted gaming operations revenue.

     The gross margin on product sales was 46% and 45% for the current nine month period and prior year period, respectively. Domestically, margins were consistent due to cost reduction efforts offset by lower production levels. Margins in Australia were also positively impacted by reduced production costs. The gross margin on gaming operations revenue improved to 48% for the nine months ended June 30, 1997 compared to 43% for the comparable 1996 period. The gross profit percentage showed improvement due to the Company's share of joint venture revenues, which are recorded net of expenses for accounting purposes, partially offset by higher costs of interest-sensitive assets the Company purchases to fund jackpot payments.

Expenses

      Selling, general and administrative expenses totaled $71.5 million and $80.0 million for the nine months ended June 30, 1997 and 1996, respectively. In the prior nine month period, relocation expenses and costs associated with management changes amounted to $6.5 million in selling, general and administrative expenses. Additionally, costs have declined as a result of lower product sales volume in the current period. Depreciation and amortization expense decreased $738,000 reflecting the difference between depreciation on the Company's new facility compared to the leased facilities that were occupied by the Company in the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      Research and development expenses for the nine months ended June 30, 1997 increased by $4.1 million versus the comparable fiscal 1996 period due to custom engineering charged to cost of sales in the prior year period. Engineering expenditures in the current year centered around new product development including additional progressive system games. The provision for bad debt totaled $6.3 million and $10.6 million for the nine months ended June 30, 1997 and 1996, respectively. The prior year bad debt expense included reserves associated with certain developing international markets, including Asia and South America and certain uncollectible receivables in Australia.

Other Income and Expense

      Higher balances of investments to fund jackpots due to the overall growth in the Company's linked progressive systems resulted in increased interest income, while sales of investment securities to fund purchases of treasury stock, resulted in a decline in interest and dividend income. Interest expense increased by $4.9 million due to higher jackpot liabilities resulting from the growth in progressive systems play. Additionally, interest expense associated with the construction phase of the Company's new facility was capitalized in the prior year. Sales of investment securities resulted in gains of $10.4 million.

Liquidity and Capital Resources

Working Capital

      During the nine months ended June 30, 1997, working capital decreased $64.0 million to $424.1 million. The primary fluctuations in current assets contributing to the decline in working capital were decreases in cash equivalents and investment securities of $55.8 million. Proceeds from securities sales were used to fund purchases of treasury stock. Accounts receivable declined in relation to decreased product sales. Also contributing to the decline in working capital were increases in jackpot liabilities from the growth in the Company's progressive systems business and increases in borrowings on lines of credit in Australia and Japan.

Cash Flow

     During the nine months ended June 30, 1997, the Company generated cash from operating activities of $81.7 million. Increases in inventories and receivables reduced cash from operating activities. Increases in accrued and deferred income taxes during the current period reduced cash from operating activities due to the timing of deductibility of payments to systems winners.

     The cash provided by operating activities was offset by cash used in investing activities to purchase investments to fund payments to jackpot winners. Sales of investment securities generated $71.1 million in cash. The primary use of cash for financing activities was $134.8 million for treasury stock purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)


Lines of Credit

      During  the current quarter, the Company expanded its  borrowing capacity by replacing its previous line of credit with a $250.0 million five-year revolving line of credit agreement. $150.0 million of the line of credit is available for stock repurchases and general
corporate  purposes.   The  remainder of the  line  is  available  for
retiring existing long-term debt. The Company is charged a nominal fee on amounts used against the line as security for letters of
credit.   Funds available under this line are reduced by amounts  used as security for letters of credit. At June 30 and August 8, 1997, $147.8 million and 122.8 million, respectively of the general purpose portion of the line was available.

      IGT-Australia had a $22.5 million (Australian) bank line of credit available as of June 30, 1997. The line of credit bears interest at the lender's reference rate plus 1%. The line is secured by a comfort letter and guarantee from the Company, and has a provision for review and renewal annually in January. At June 30, 1997, $2.5 million was available under this line. Principal payments on the cash advance facility of $6.0 million and $3.0 million
(Australian) are due September 30, 1997 and June 30, 1998, respectively. Interest is paid quarterly.

      IGT-Japan had a $4.7 million bank line of credit available as of June 30, 1997. The line is supported by a guarantee from IGT and bears interest at 1.5%. At June 30, 1997, approximately $1.8 million was available under this line.

Stock Repurchase

     A stock repurchase program was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows for the purchase of up to 50.0 million shares of the Company's common stock. During the current fiscal year, the Company has purchased 12.2 million shares of its own outstanding stock for a total of $210.5 million in cash, including 4.5 million shares purchased for $75.7 million during the period of July 1, 1997 through August 8, 1997. As of August 8, 1997, the Company is authorized to purchase an additional 15.7 million shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Recently Issued Accounting Standards

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which the Company adopted on October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's Annual Report on Form 10-K for the year ending September 30, 1997.

      In  February  1997, the FASB issued SFAS No. 128, "Earnings  Per
Share."   This  statement  establishes  standards  for  computing  and presenting earnings per share and is effective for the Company's fiscal 1998 first quarter ending December 31, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement of all prior-period earnings per share data presented. Due to the immaterial impact of potentially dilutive options and the Company's capital structure, management believes that the implementation of this standard will not have a significant impact on earnings per share.

      On June 30, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending September 30, 1998. Management intends to comply with the disclosure requirements of this statement.

     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for the Company's fiscal year ending September 30, 1999. Management intends to comply with the disclosure requirements of this statement and does not anticipate a material impact on the results of operations for each segment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q, contains various "forward-looking statements" within the meaning of Section 27A of the
Securities  Act  of  1933,  as  amended,  and  Sections  21E  of  the
Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the estimated total cost of the Company's new cabinet manufacturing facility; the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of certain indebtedness of CMS; the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations; the statement that the implementation of the Earnings Per Share standard will not have a significant impact on earnings per share; and the statement that the implementation of the segments and Related Information standard will not have a material impact on the results of segment operations. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

                      Part II - Other Information


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.11  Credit Agreement by and among International Game
                 Technology and the Bank of New York, Wells Fargo and other banks, dated May 22, 1997.

     (b)  Reports on Form 8-K

     None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1997

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance