Form 10-K
period 1997-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1997-12-15
CIK 353944

FORM 10-K
                    Securities and Exchange Commission
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the Fiscal Year Ended September 30, 1997
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from        to

Commission File Number 001-10684

                       International Game Technology
          (Exact name of registrant as specified in its charter)

                 Nevada                      88-0173041
        (State of Incorporation)(I.R.S. Employer Identification No.)

                 9295 Prototype Drive, Reno, Nevada 89511
                 (Address of principal executive offices)
    Registrant's telephone number, including area code: (702) 448-7777

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1997:
                              $3,052,447,450
The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1997:
          113,788,159 shares of Common Stock, $.000625 Par Value
Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                          Table of Contents


                               Part I
                                                                Page
Item 1.  Business                                                  2
Item 2.  Properties                                               23
Item 3.  Legal Proceedings                                        23
Item 4.  Submission of Matters to a Vote of Security Holders      24

                               Part II
Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                      24
Item 6.  Selected Financial Data                                  25
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      26
Item 8.  Consolidated Financial Statements and Supplementary
         Data                                                     34
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                      61

                              Part III
Item 10. Directors and Executive Officers of the Registrant       61
Item 11. Executive Compensation                                   61
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                               61
Item 13. Certain Relationships and Related Transactions           61

                               Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                 62
         Signatures                                               64

                               Part I
Item 1.   Business

General
International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate the Company's initial public offering. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company: I.G.T. - Argentina S.A. ("IGT-Argentina"); I.G.T. (Australia) Pty. Limited ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe B.V. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT Japan K.K. ("IGT-Japan"); International Game Technology - Africa (Proprietary) Limited ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

IGT is one of the largest manufacturers of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures wide area progressive systems and systems which monitor slot machine play and track player activity. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video lottery terminals and has developed specialized video lottery terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

IGT-Argentina was established in December 1993 and has an office in Buenos Aires, Argentina to distribute and market gaming products in Argentina.

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

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

For information concerning the revenues, operating results, identifiable assets, and export sales of the Company's two principal lines of business and operations by geographic region, see Note 15 of the Notes to Consolidated Financial Statements.

Gaming Products

The  following  schedule sets forth revenues  derived  from  product sales:
                                   Fiscal Years Ended September 30,
                                        1997      1996      1995

          (Dollars in thousands)
          Gaming Machines
           Reel-type slot             $183,094  $254,012  $226,216
           Video products              181,266   144,699   125,648
           Pachisuro                    20,569    16,732         -
           Video gaming terminals       11,613     2,185       271
          Other Gaming Products         64,608    64,024    64,289
          Total Product Sales Revenue $461,150  $481,652  $416,424

The Company develops its gaming products for both domestic and international markets. In domestic markets, the Company targets the traditional casino gaming market and the government-sponsored video machine market. In international markets, the Company targets casino-style, gaming-hall, and government-sponsored video gaming markets.

Over the past decade, advancements in gaming machine technology have attracted a greater number of North American players to slot and video machines due primarily to higher jackpots and enhanced player appeal. These improvements have significantly influenced casino gaming revenues. Generally, annual machine revenues of domestic casinos exceed revenues from table games.

Internationally, machines have proven to be appealing to players, but table games represent the majority of revenues. The legalization of certain casino and machine gaming occurred in Africa, Eastern Europe and South America during 1997.

The Company was the first to develop computerized video gaming, and today under the Players Edge Plus trademark, sells a variety of computerized video gaming machines. The machines include video poker and "blackjack" products in the upright, slant-top and drop-in bar models. The Players Edge Plus line is also available in slant-top keno, dual screen keno, bingo, large screen video poker and video slots. Players Edge Plus machines offer player appeal, functionality to the operator with features such as multilevel progressives, imbedded and side-mount bill acceptors, enhanced sound packages, imbedded progressive meters and data communication devices. These games now offer an extensive line of partitioned software which allows for faster game development, gaming authority approval, and overall customer convenience.

The Company's innovations in slot and video technology have increased the machines' earning potential by improving the ease and speed of play, using local game preferences, enhancing entertainment via sound, bonus features and overall aesthetics, and decreasing down-time through improved reliability and added service features. All new gaming machines offer a wide variety of games, innovative designs, sophisticated security features, self-diagnostic capabilities, and various accounting and data retention functions. The Company's engineering and design staff continually provide technological improvements and ongoing game development. The Company has obtained numerous patents on various aspects of its video and reel-type gaming machines and systems. The visual aspects of the product are upgraded and customized by the Company's graphic design and silkscreen departments.

IGT also offers a complete line of spinning reel slot machines sold under the trademark S-Plus. The S-Plus series slot machines use an advanced microprocessor system that accommodates several progressive link configurations, enhanced audit trail functions, selection of game software and optional side-mount or imbedded bill acceptors. S-Plus machines can run existing S-slot programs or the latest partitioned software which facilitates program updates. A game change can occur quickly by selecting a new program chip from IGT's game library and by changing the glass and reel strips. The S-Plus machines are manufactured in various sizes and colors and are offered in several designs including upright and slant-top.

In the video product line, IGT offers the Game King (also named Winner's Choice in video gaming territories) which is marketed in both the traditional casino gaming and government-sponsored markets. The Reduced Instruction Set Computer ("RISC") processor-based technology of the Game King uses Intel's Multimedia and Superscalar processor, the 80960. The Game King product line offers interactive game play features and graphics in a highly secure and reliable multi-game package. The internal architecture offers customers improved game flexibility and expansion capabilities. The Game King also offers improved security features including silicon signature chips in all PC boards, enhanced door monitoring, and extensive event log with time and date stamp available. The Winner's Choice product is operational in government-sponsored jurisdictions of Delaware, Oregon, Rhode Island, Sweden, West Virginia, and the United States Army. Game King is approved and marketed in the traditional gaming jurisdictions of Australia, Colorado, Iowa, Louisiana, Mississippi, Missouri, Montana, several Native American markets, Nevada, New Jersey and South Dakota.

The Company began a field trial of its new VisionT series slot machine in September 1997. The VisionT series slot integrates traditional spinning-reel games with a state-of-the-art liquid crystal display ("LCD") to graphically communicate bonus features, game prompts and marketing messages. While the VisionT series looks and feels like the industry standard S-Plus slot machine, it provides enhanced functionality to the casino operator and the player. Utilizing an advanced 80960 processor to provide more application-rich programs, casino operators have increased game flexibility and customization opportunities with the VisionT series. The VisionT series is currently approved for sale to Native American casinos in ten states as well as casinos in Colorado, Illinois, Iowa, Missouri, New Jersey and South Dakota, and is awaiting regulatory approval in five other jurisdictions including three riverboat states, Nevada, and Nova Scotia, Canada.

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

As an enhancement to its core machine business, IGT created the Interactive Game Division in August 1996 to develop a broader variety of gaming machines. This division pursues products that offer new, different, and more advanced types of games and explores uses for new technologies. It is also expected to provide the means for the Company to introduce certain of its international products into domestic markets. While interactive games will be developed under all of the product lines, the primary development is occurring on the Game King video platform.

In September 1996, IGT and Dreamport Inc., an indirect subsidiary of GTECH Holdings Corporation ("GTECH"), formed a joint venture relationship named IGDreamport. IGDreamport plans to pursue the development, improvement, and marketing of video lottery technology, games and services in order to expand the product offerings available to government-sponsored lotteries worldwide.

In July of 1997, IGT and Barcrest Limited of Lancashire, England, entered into a strategic alliance under which the parties plan to produce specialty products for the gaming industry. The specialty products will be based on IGT's S-Plus spinning reel gaming machines, with bonus game displays developed by Barcrest. This new line of S-Plus reel spinning slots is a product of the Company's Interactive Game Division.

IGT has also begun marketing a new 14 module player tracking system, IGT Gaming System ("IGS"), which supports the casinos' control and information needs and replaces IGT's Smart Marketing and Revenue Tracking ("SMART") system that has been offered in the past. IGS uses the player tracking components and bonusing software of Acres Gaming Inc., a gaming company specializing in the development of ancillary gaming products, to provide the casino operator with an enhanced ability to manage marketing, slot bonusing, pit cage and credit, and slot management, plus specialized areas such as bus scheduling and events management.

Markets for Gaming Products
Overview
Demand for the Company's products comes principally from four sources: the establishment of new gaming jurisdictions; expansions of casinos; additions of new casinos within existing gaming markets; and the replacement of older machines with newer machines with higher levels of player appeal. Historically, gaming machines have a mechanical life of approximately 10 years. However, in established markets, such as Nevada, gaming machines are replaced on average between three to seven years. Replacement occurs as a result of technological advances, new designs, improvements in visual characteristics, the development of new games, general wear and tear from use, and the evolving preference of casino patrons.

IGT has benefited from the significant expansion of legalized gaming. As part of this expansion, casino-style gaming has become an increasingly important component of the "leisure time" industry. The increased legalization and popularity of gaming has presented growth opportunities for the Company both in the domestic market (North America) and in the emerging international market. Specifically, in the past few years, the introduction of riverboat gaming in the Midwest U.S., the expansion of Native American Class III casino gaming, the growth in the Nevada market, the growth in Canadian markets and the continued development of government-sponsored casino gaming have presented expanded markets for gaming machines.

While the Company anticipates future growth in the gaming industry, the rate of growth in the North American marketplace has diminished since the substantial growth experienced in the early 1990's. During fiscal 1997, several states expressed interest in introducing new gaming legislation. Few of these states made significant legislative progress toward this goal. Several states may again pursue approval in 1998. The further expansion of casino-style gaming in these and any other potential jurisdictions will continue to be the subject of intense public debate with legalization typically requiring a public referendum or other legislative action. In addition, any favorable public referendum or legislative action may be the subject of legal challenges.

These factors have and will continue to influence and potentially delay the timing and opening of casino-style gaming in new jurisdictions. The Company cannot predict the rate at which new domestic and international markets will develop, and any slowdown or delay in the growth of new markets may adversely affect the Company's future results.

North American Markets
Nevada
The most established North American gaming markets are Nevada and Atlantic City. Nevada is both the oldest and largest market for the Company's products with an installed base of approximately 197,200 gaming machines. Of these machines, the Company estimates it manufactured 155,800.

Over the past several years, demand for gaming products in this market has been influenced by the construction of new casino properties, the expansion or refurbishment of existing operations and replacement of gaming machines without imbedded bill acceptors. In fiscal 1997, the Company provided gaming machines to four significant new casinos: Main Street Station; New York, New York; Sunset Station and The Orleans, all in Las Vegas, Nevada. In addition, several other Nevada properties to which the Company sold gaming machines underwent smaller-scale expansions in fiscal 1997. The Company had unit sales of 21,400 machines to the Nevada market during fiscal 1997, as compared to 21,500 in fiscal 1996.

Two major new casinos are currently under construction in Las Vegas, the Bellagio and the Reserve Hotel and Casino, and are scheduled to open in calendar 1998. The Company, at present, has commitments for product purchases from the Reserve Hotel and Casino. Several new casinos and expansions in Nevada have been announced including the significant properties of Aladdin, Paris Resort, Project Paradise and the Venetian Hotel and Casino. The Company does not have commitments for product purchases from these casinos and, due to timing of the scheduled openings, does not expect to make sales to these properties in fiscal 1998.

The Company received replacement orders in fiscal 1997 from various Nevada casinos. In the future, the Company expects that replacement demand will be influenced by the introduction of technological changes to traditional gaming machines along with advanced entertainment and bonusing features, such as those included in the VisionT series. The level of demand cannot, however, be predicted.
Demand for these products is dependent, in part, upon the competitiveness of casinos and the willingness of casinos to incur the costs associated with replacing existing gaming machines with new machines.

Atlantic City
Atlantic City is the second-largest gaming market in the Northern Hemisphere. The installed base for the Atlantic City market is approximately 34,700 gaming machines. Of these machines, the Company estimates it manufactured 18,000. In April 1996, the New Jersey Casino Control Commission repealed regulations that limited to 50% the share of gaming machines that any one manufacturer could supply to an Atlantic City casino. As a result, the Company has increased its market share to more than 50%. In fiscal 1997, several casinos in Atlantic City underwent expansions or made machine upgrades, including Bally Park Place, Caesars, Harrah's Showboat and Tropicana. The Company, through its distributor Atlantic City Coin & Slot Service Company ("ACCS"), sold approximately 4,800 machines in fiscal 1997 as compared to 5,300 in fiscal 1996. ACCS sells to both New Jersey casinos and Caribbean casinos. Of the 4,800 machines sold in 1997, approximately 3,500 were placed in the New Jersey market and 1,300 were placed in the Caribbean market. The relationship with
ACCS   is  expected  to  end  upon  the  expiration  of  its  current distributorship agreement in June 1998. Thereafter, the Company intends to establish a sales office in New Jersey to service this market in the future and will service Puerto Rico and the Caribbean market from its Florida office.

In March 1996, Mirage Resorts, Inc. announced that it had entered into an agreement with Atlantic City to develop 178 acres of land in the marina area of Atlantic City known as the H tract. The accessway to the Marina district was approved in 1997. Mirage Resorts is in the approval process for Le Jardin, a large-scale casino project with tentative partners Circus Circus Enterprises, Inc. and Boyd Gaming Corporation. This opening is projected for 2001 and would be the first newly constructed casino in the Atlantic City gaming market since the opening of the Trump Taj Mahal in April 1990. The new casino would be a substantial competitive addition to the Atlantic City marketplace. MGM Grand has also purchased land for development in the Atlantic City market. If these projects are completed, other Atlantic City casinos may make machine upgrades to remain competitive. The Company cannot predict whether these projects will be completed or the timing of completion and does not have commitments for product purchases with these casinos. As in Nevada, the Company anticipates continued future demand for replacement machines in Atlantic City, but the level of demand cannot be predicted.

Riverboat Gaming
Riverboat-style gaming began in Iowa during 1991 and as of September 1997 was operating in six states: Illinois, Indiana, Iowa, Louisiana, Mississippi, and Missouri. Of the nine licenses issued in Indiana, five riverboats were opened in fiscal 1996 and three riverboats were opened in fiscal 1997. The ninth riverboat is expected to open in fiscal 1998. Two additional licenses may be granted in fiscal 1998. At the end of fiscal 1997, the riverboat gaming installed base was estimated at 84,500 games, operating on more than 85 riverboats. Of these machines, the Company estimates it manufactured 70,300. In fiscal 1997, the Company delivered gaming machines to the new casino operations of the Argosy, Blue Chip Casino, Empress II and Majestic Star in Indiana; Catfish Bend in Iowa; Horseshoe Bossier City in Louisiana; Horseshoe Biloxi in Mississippi; and Harrah's St. Louis, Players, Showboat and Station Casino Kansas City in Missouri. The Company delivered 9,400 gaming machines to riverboat casino operators during fiscal 1997 as compared to 15,000 in fiscal 1996.

The growth rate in the riverboat gaming market is expected to decline compared to fiscal 1997; however, several major riverboat operations are scheduled to open throughout fiscal 1998 and 1999. These properties include Beau Rivage in Mississippi, Circus Bay St. Louis in Missouri and Hollywood Casino in Shreveport, Louisiana. The Company cannot predict the timing of the opening of new riverboats and the Company does not have commitments for product purchases related to these riverboats.

Native American Gaming
Casino-style gaming continued to expand on Native American lands during fiscal 1997. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. The Company places machines only with Native American tribes who have negotiated compacts with their respective states and have received approval by the U.S. Department of the Interior.

The Company, through its distributor Sodak Gaming, Inc. ("Sodak"), began selling machines to authorized Native American casinos in 1990. The Company has either directly or through its distributor sold machines  to  Native  American casinos in the  following  17  states:
Arizona, Colorado, Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New Mexico, North Carolina, North Dakota, Oregon, South Dakota and Wisconsin. Additionally, Class III compacts are either under consideration, or there has been ongoing litigation between Native American tribes and the state governments, in several other states. The favorable resolution and approval of compacts in any of these states would provide additional market opportunities for the Company's products. The Company cannot, however, predict when and whether such approvals will occur. In 1997, 11 compacts in the State of New Mexico became effective.

At September 30, 1997, the installed base of Class III gaming machines within Native American operations was approximately 78,700 gaming machines. Of these machines, the Company estimates it manufactured and sold through its distributor 57,700 machines. In fiscal 1997, the Company sold gaming machines in the following tribal locations: Cypress Bayou, Harrah's in Kansas; Turtle Creek in
Michigan;  Harrah's  of  the  Eastern  Band  of  Cherokees  in  North
Carolina; and Seven Feathers in Oregon. The Company sold approximately 7,000 gaming machines to approved Native American casinos in fiscal 1997 as compared to 13,200 in fiscal 1996.

Racetrack Gaming
The Company provides gaming machines through direct sales and leasing to government-sponsored and private racetracks in Delaware, Iowa, Rhode Island and West Virginia. In fiscal 1997, the Company sold approximately 800 gaming machines to the racetracks as compared to 500 in fiscal 1996.

In fiscal 1995, Iowa legalized gaming machines at the various racetrack facilities within the state. Approximately 2,800 gaming machines were installed among the Iowa racetracks of Bluff's Run, Dubuque Greyhound Park and Prairie Meadows. Of these machines, the Company estimates it manufactured 2,400.

Currently in West Virginia, four racetracks have legalized gambling. These racetracks include Charles Town Park and Raceway, Mountaineer Park, Tri State Greyhound Park and Wheeling Downs. In fiscal 1997, West Virginia added 800 gaming machines to the racetracks, all of which were manufactured by the Company. The Company manufactured approximately 1,400 of the total 2,850 gaming machines at the racetracks in West Virginia.

The Company also recognizes lease revenue from machines installed at racetrack facilities in Delaware, Rhode Island and West Virginia as discussed in the "Lease and Other Gaming Operations" section.

In 1997, New Mexico passed legislation allowing gaming at Native American casinos, racetracks, and fraternal organizations within the state. Along with the existing casinos, six racetracks would each be allowed to operate 300 gaming machines and approximately 160 fraternal organizations would each be allowed to operate 15 gaming machines. Gaming at the racetracks and fraternal organizations is pending the funding of the regulatory agency. The legislative process is outside the control of the Company and the Company cannot predict the funding of the regulatory agency or the timing and opening of gaming at the racetracks and fraternal organizations in New Mexico. The Company does not have commitments for product purchases in this market.

Maryland, Massachusetts, New Hampshire and Pennsylvania are considering the addition of gaming machines to racetrack facilities. Future expansion is anticipated to continue in the pari-mutuel wagering industry, however, the rate and the level of expansion is dependent upon enabling legislation passed by the appropriate state legislatures and cannot be predicted by the Company.

Canada
Government-sponsored gaming in Canada is also a market for the Company's gaming products. The Company's video gaming terminals are currently operational in the Canadian provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Prince Edward Island, Quebec and Saskatchewan. The Company has supplied its Security Accounting Management System ("SAMS") central computer in Manitoba. In fiscal 1997, the Company sold 2,600 video gaming terminals in the Canadian government-sponsored marketplace compared to approximately 1,400 units in fiscal 1996. The Company also provides video gaming terminals to government-sponsored gaming in Louisiana, Oregon and South Dakota. IGT has manufactured approximately 25,600 of the estimated 127,800 total video gaming terminals installed in North America.

In October 1997, the Ontario Lottery Corporation ("OLC") issued four RFP's related to their new video lottery program which is expected to place over 13,000 video lottery terminals ("VLT's") in 44 new charitable casinos and approximately eight racetracks. The OLC's long-term plans include placing VLT's in Ontario's bars and taverns. In November 1997, IGDreamport submitted a proposal which would provide the Game King product and a central system to the charitable casinos. The Company cannot predict the OLC's decision related to this RFP.

In addition to government-sponsored video gaming, various Canadian provincial governments have approved and are operating casino-style gaming. The following provinces have casino operations: Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan. At the end of fiscal 1997, the total installed base of gaming machines in the Canadian provinces was approximately 16,600 gaming machines. Of these machines, the Company estimates it manufactured 10,000. In fiscal 1997, the Company sold approximately 3,800 gaming machines in the Canadian marketplace as compared to 2,300 in fiscal 1996.

In 1997, the province of British Columbia installed spinning-reel slot machines in the existing 17 charitable casinos through the British Columbia Lottery Corporation ("BCLC"). BCLC issued system and slot requests for proposals ("RFP") in May 1997. IGT was awarded 900 of the first 1,300 machines and shipped these machines in fiscal 1997. The Company currently has orders for 900 additional machines in the charitable casino market for fiscal 1998. The British Columbia market potential could increase in the future with the proposed addition of gaming at five racetracks, on ten ferry boats, and at seven destination resorts. The Company cannot predict the completion of these projects or the level or timing of demand in this market.

Other North American Markets
Colorado and South Dakota offer limited stakes casino-style gaming throughout specified historic mining towns. Colorado currently has an installed base of nearly 13,200 gaming machines in the cities of Black Hawk, Central City and Cripple Creek. Of these gaming machines, IGT estimates it manufactured 11,800. In fiscal 1997, the Company sold approximately 700 gaming machines to Colorado casino operators as compared to 1,500 in fiscal 1996. South Dakota has an installed gaming machine base of nearly 2,400 machines in Deadwood. Of these machines, IGT estimates it manufactured 1,800.

The Company also markets its machine products to international cruise ship operators. The Company estimates that the cruise ship market has approximately 15,300 gaming machines in place. Of these machines, the Company estimates it manufactured 10,800. In fiscal 1997, the Company sold approximately 1,900 gaming machines to various licensed cruise ship operators as compared to 1,400 in fiscal 1996.

Gaming legislation was passed in Detroit, Michigan in November 1996. The licenses were awarded to Detroit Entertainment, LLC, a joint venture of Atwater Casino Group and Circus Circus Enterprises; Greektown Casino LLC, and MGM Grand, Inc. The Company cannot predict the eventual timing of the new casinos.

International Markets
Demand for casino-style gaming products also exists in international jurisdictions. Traditionally, gaming in international markets has consisted of both casino-style gaming, private clubs and, in some countries, smaller-scale gaming halls. International casinos commonly target the tourist population and are usually located in large urban areas or designated tourist locations. The number of large-scale casinos per jurisdiction may be limited by the government. The casinos may be privately-owned, government-owned or a joint venture between the state and a private operator. Frequently, the investment in these facilities is significant and therefore often managed by world-wide casino operators. In addition, there are corporate and charity-run operations.

The number of machines within gaming halls is usually fewer than what is found in casinos and it is common to find numerous halls located throughout a jurisdiction. The types of games within the halls can include amusement-with-prize machines ("AWP") as well as gaming machines. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than actual coins. These gaming establishments are usually privately owned and, due to the smaller size of the locations, the investment required is significantly less than that for casino developments.

Australia and New Zealand
The Australian market is the most established jurisdiction for gaming products outside of North America. Casino-style gaming has existed in Australia since 1973 and in the pub and club market since 1956. Currently, a total of 14 casinos operate in Australia within the states of New South Wales, the Northern Territory, Queensland, South Australia, Tasmania, Victoria, and Western Australia. The installed base for the Australian market (including New Zealand) is approximately 160,000 gaming machines in legalized casinos, pubs and clubs. The Company began selling gaming machines in Australia in 1986 and of the installed machine base in the Australia/New Zealand market, the Company estimates it manufactured 31,000. In fiscal 1997, the Company had sales of approximately 7,700 gaming machines in Australia as compared to 6,000 gaming machines in fiscal 1996.

The state of New South Wales is the largest market in Australia for gaming machines, with an estimated total of 83,000 gaming machines in 1,800 pubs and 1,500 not-for-profit clubs. The permanent Sydney Harbor casino, Star City, which opened in November 1997, has approximately 1,500 machines, of which the Company sold 560 machines at the end of fiscal 1997. The Crown Casino in Melbourne opened in May 1997 with 2,500 machines, of which the Company sold 400 machines. In addition to New South Wales, several Australian jurisdictions have implemented or are considering the legalization or expansion of gaming operations within their borders. In calendar 1996, the Reef Casino at Cairns and the Treasury Casino in Brisbane opened in Queensland. In fiscal 1997, the Government of the Northern Territory began the expansion of gaming machine operations into clubs and hotels. The Government of Tasmania began a similar expansion of gaming into clubs and hotels in the island state during calendar 1997. Western Australia is currently considering the introduction of gaming to the club and hotel markets along the same lines as the South Australian market with a limited number of machines per venue. Victoria has 27,500 machines in place at present with a proposal to state government to increase this to 30,000.

Gaming also exists in New Zealand in the form of casino-style gaming and gaming in pubs and clubs. Casino-style gaming was introduced in New Zealand during fiscal 1995, with the commencement of operations at the Christchurch Casino. In August 1996, new regulations, which considerably relaxed maximum machine numbers and prize levels for gaming machines in pubs and clubs, increased the sales potential in this market. As a result, sales of 2,300 machines were achieved for fiscal 1997. Of these, 2,200 were sold in the pub and club market compared to 900 units for the previous year. The installed base for all sectors of the New Zealand market is approximately 13,000 gaming machines. Of these machines, the Company estimates that approximately 6,200 were manufactured by the Company. The Company cannot predict the timing or level of demand in this market in the future.

Europe, Middle East and North Africa
The European, Middle Eastern and North African markets are serviced by the Company's sales and distribution center located in The Netherlands. The Company has had a direct sales presence in Europe since February 1992. Since that time, increasing customer awareness of product availability combined with service and training assistance, has contributed to improvements in the Company's share of this market. The European market is a unique market as many countries also have established AWP machines which provide competition for the casino-style gaming machines.

The Company estimates that throughout Europe, the Middle East and North Africa, the market base of legally installed gaming machines is in excess of 79,000. Of these machines, the Company estimates it manufactured 17,500. In fiscal 1997, the Company made sales of 2,800 machines in this market, compared to 4,500 machines in fiscal 1996. The majority of these machines were sold to casino operations in Austria, France, Poland, Tunizia and other European casino jurisdictions. The Company also continued to make sales of video gaming terminals for a linked system in Sweden. Changes in governments and policies in Turkey and Greece negatively impacted sales in 1997. The future demand in these areas is dependent on political and regulatory factors outside the Company's control.

During fiscal 1993, the Company completed an agreement with the University of Iceland Lottery ("UIL") to supply video terminals and a central system linking the video terminals. The central system incorporates a progressive jackpot feature. The Iceland system, managed by the UIL, began operating in December 1993 and continues to operate with 360 VLT's manufactured by the Company. In fiscal 1997, this agreement was extended through fiscal 2000.

The  Company  also  provided video gaming terminals  and  a  central system to Norges Handikapforbund, Norway in fiscal 1995, and participates in the revenue generated by these machines. At the end of September 1997, approximately 140 terminals were fully operational.

Africa
The Company sells its products in several legalized jurisdictions in Africa including Botswana, Kenya, Lesotho, Namibia and South Africa.

In 1996, the Government of South Africa took steps to expand legalized gaming with the passing of national legislation. The gaming legislation in South Africa permits the nine provinces to license a total of 40 casinos. The market is divided by province, with each of the nine provinces determining the timing and granting of the licenses. There are currently 17 licensed casinos in the country, although it is anticipated that at least eight of the existing operations will be required to close under the provisions of the National Gambling Act. Therefore, the Company anticipates that as many as 31 new casinos will be licensed in the country over the next several years. In response to these developments, the Company established IGT-Africa with a sales and service office in Midrand, Gauteng, South Africa. The legislative process is outside the control of the Company and the Company cannot predict the approval of gaming in these new markets.

All  of  the  nine South African provinces are in various  stages  of implementing the provisions of the National Gambling Act. The Province of Mpumalanga has awarded three casino licenses out of the four allocated. The Gauteng Province is expected to issue casino licenses in early 1998. It is not known yet if it will issue all six licenses allocated to this province. All of the other provinces have enacted gaming legislation and are either in the process of establishing gaming boards, or have already done so. The Company submitted an application for a manufacturing license in the Western Cape Province in October 1997. The Company cannot predict the timing of the licensing in these provinces.

The National Gambling Act and most of the provincial gambling bills also authorize limited payout gaming machines ("LPM") (limited in number, wager and payout) in other venues such as bars, taverns, and social or sports clubs. Licensing will be available for operators in both casino style and LPM gaming. All suppliers must be licensed and meet technical specifications in the gaming markets. The specific limitations will be defined in each province's regulations.

During fiscal 1997, the Company made sales in this market of approximately 1,100 gaming machines, compared to 300 units in fiscal 1996. Of the amount sold in 1997, 700 machines were sold in Mpumalanga, the first province to award licenses based on the new legislation. The Company is pursuing additional sales of gaming machines to the new facilities contemplated under the South African gaming legislation.

Japan
The Japanese market consists of 800,000 gaming machines in 17,000 gaming halls. The Company estimates that no one manufacturer has more than 20% of this installed base. In November 1995, IGT-Japan became the first non-Japanese company to be admitted as a full member to Japan's 21-member Nichidenkyo, an association of pachisuro manufacturers. IGT-Japan's membership status gives the Company the opportunity to compete for a share of Japan's pachisuro machine replacement market, estimated at approximately 400,000 machines annually. In response, IGT-Japan has established a regional distribution network to market the Company's pachisuro machines.

During the past two years, the Company increased its investment in design, sales and support staff of the IGT-Japan office to pursue the Japanese market. The Company sold approximately 9,500 units in fiscal 1997 compared to 7,200 units in 1996. Sales in the Japanese market are driven by the introduction of new games, with each new game having a sales life of four to five months. Therefore, success in this market is dependent on the ability to regularly introduce new games and the popularity of each new game introduced. IGT has received approval for its next game from the Security Electronics and Communication Technology Agency ("SECTA"). The Company plans to release this machine at the beginning of the second quarter of fiscal 1998. In an effort to continually improve and enhance its products, the Company has submitted another new game to SECTA for approval and continues to make enhancements on upcoming models.

Latin America
The Company has established offices in Buenos Aires, Argentina; Sao Paulo, Brazil; and Lima, Peru to market its products. Casino gaming is currently legal in some form in Argentina, Chile, Colombia, Costa Rica, Ecuador, Paraguay, Peru, and Uruguay. During fiscal 1997, the Company sold approximately 4,000 machines in the Latin American market as compared to approximately 4,800 machines in fiscal 1996.

Venezuela has recently enacted a law to control casinos, bingo parlors and slot machines. Regulations are expected to be in place by the end of fiscal 1998. The Company has no control over the outcome or timing of these regulations. IGT has entered into an exclusive distributorship agreement with a third party covering the Venezuela market.

The Company's agreement with Sodak entered into in 1996 to supply video gaming machines for Sodak's agreement with the CBF-Brazilian Soccer Federation did not result in sales during fiscal 1997. Regulations have not been finalized in Rio de Janeiro or Sao Paulo, the two states intended for initial implementation. Future sales and the continuance of this agreement are dependent on the finalization of regulations in those states.

The Company is exploring additional business opportunities within approved jurisdictions in the Latin American marketplace. The pace and timing of developments within these markets cannot, however, be predicted. In response to the developing Latin American marketplace, the Company has customized existing products for the Latin American market by translating more than 50 games into Spanish and Portuguese and by adapting graphics and language to local cultures.

Gaming Operations

The following table shows the revenues recorded from gaming
operations.
                                            Years Ended September 30,
                                           1997       1996       1995

       (Dollars in thousands)
       Proprietary Systems               $253,953   $234,859   $191,607
       Lease and Other Gaming Operations   28,867     16,941     12,755
       Total                             $282,820   $251,800   $204,362

Proprietary Systems
The Company has developed and introduced electronically-linked, inter-casino proprietary gaming machine systems for more than ten years. These systems link gaming machines in various casinos to a central
computer.   The  systems  build a large "progressive"  jackpot  which
increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating
casinos   by   giving  players  the  opportunity  to   win   jackpots
substantially larger than those available from gaming machines which are not linked to a progressive system. The linked progressive systems developed and operated by the Company are collectively referred to as MegaJackpotsT.

In Nevada, 13 systems are operated under the names Dollars Deluxe, Fabulous Fifties, Five Deck Frenzy, High Rollers, Megabucks, Nevada Nickels, Nickels Deluxe, Quartermania, Quarters Deluxe, Super Megabucks, Totem Pole, Wheel of Fortuner Dollars and Wheel of Fortuner Quarters. Of these systems, five were introduced into the market during fiscal 1997. As of September 30, 1997, there were 5,100 gaming machines linked to these systems.

In Atlantic City, New Jersey, 10 systems operate under the names Dollars Deluxe, Fabulous Fifties, High Rollers, Megabucks, Megapoker, Pokermania, Quartermania, Quarters Deluxe, Wheel of Fortuner Dollars and Wheel of Fortuner Quarters. These systems are operated by a trust managed by representatives from participating casinos. A total of 2,400 gaming machines are linked to these systems.

In Mississippi, 11 systems are operated under the names Dollars Deluxe, Fabulous Fifties, High Rollers, Megabucks, Mississippi Nickels, Nickels Deluxe, Pokermania, Quartermania, Quarters Deluxe, Wheel of Fortuner Dollars and Wheel of Fortuner Quarters. A total of 1,000 gaming machines are linked to these systems.

In Colorado, three systems are operated under the names Colorado Nickels, Megabucks and Quartermania with a total of 360 gaming machines linked to these systems.

In Louisiana, seven systems are operated under the names Fabulous Fifties, High Rollers, Louisiana Nickels, Megabucks, Quartermania, Wheel of Fortuner Dollars and Wheel of Fortuner Quarters. A total of 400 gaming machines are linked to these systems.

In Native American casinos, eight systems are operated under the names Dollars Deluxe, Fabulous Fifties, High Rollers, Megabucks, Nickelmania, Quartermania, Wheel of Fortuner Dollars and Wheel of Gold. Separate Megabucks, Quartermania and Wheel of Fortuner Dollars systems operate in Arizona. Approximately 1,600 machines operate on these systems in Arizona, Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota, and Wisconsin. The systems in Native American casinos began operating in August 1994.

In Missouri, nine systems are operated under the names Dollars Deluxe, Fabulous Fifties, High Rollers, Megabucks, Nickels Deluxe, Quartermania, Quarters Deluxe, Wheel of Fortuner Dollars and Wheel of Gold. A total of 310 gaming machines are linked to these systems. The systems in Missouri began operating in June 1997.

Other systems in operation include a Quartermania system in Deadwood, South Dakota, which includes approximately 60 machines. In Iceland, one system developed by the Company operates under the name Gullnaman with approximately 340 machines. A Megabucks system in Macau consists of approximately 170 machines. The Company plans to begin operating a MegaJackpotsT system in Lima, Peru during fiscal 1998.

To further develop and expand its proprietary gaming systems market, the Company has entered into separate joint marketing alliances with Anchor Games ("Anchor"), Mikohn Gaming Corporation and Shuffle Master Gaming. The purpose of these strategic alliances is to combine the game development efforts of other companies with the Company's wide-area progressive system expertise. Wheel of Fortuner, which is offered in conjunction with Anchor, has proven to be a successful new system. The system started in December 1996 in Nevada and New Jersey with approximately 240 games. As of September 1997, 3,100 Wheel of Fortuner games were online operating in seven jurisdictions. Wheel of Gold and Totem Pole are also new game developments of the Anchor joint venture with approximately 150 games online operating in three jurisdictions.

The Company also continues its own development of additional innovative games in the MegaJackpotsT format. Super Megabucks, the newest IGT MegaJackpotsT slot game, offers a jackpot that starts at $10 million. The four reel, three coin game pays the first million dollars to the winner immediately. The remainder is paid in 30 equal annual installments.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In Louisiana, Mississippi, Missouri, Native American locations, Nevada and South Dakota, the casinos retain the net win, less a percentage of the pay table dedicated to fund the progressive jackpot which is administered by the Company. These jackpots are paid in equal installments over a twenty to thirty-one year period. In Atlantic City, the casinos retain the net win, less a percentage of the pay table dedicated to fund the progressive jackpot which is administered by a trust managed by representatives of the participating casinos to pay the jackpots and other system expenses. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, the casinos retain the net win less a percentage of the pay table dedicated to fund the progressive jackpot administered by a separate fund managed by the Company which pays the jackpots. Progressive system lease fees are paid to the Company from this fund.

The Company also offers a "leased" link progressive system which links gaming machines within a single casino or multiple casinos of common ownership. Currently, three major hotel casinos operate leased link progressive systems with approximately 260 gaming machines linked on all such systems.

Lease and Other Gaming Operations
The Company also leases gaming equipment to its customers. As of September 30, 1997, the Company leased approximately 3,800 gaming machines primarily in the Colorado, Midwestern riverboat, and Nevada markets. Additionally, the Company leased 340 gaming machines in Peru. The Company has also provided approximately 2,100 machines under participation and rental agreements primarily in the Nevada casino market and in the Iceland and Norway markets.

Video gaming in Oregon commenced in March 1992 and IGT was awarded the contract to supply the central computer system that links approximately 8,500 terminals. The Company currently leases approximately 2,200 machines to the Oregon State Lottery and will continue to provide them with video gaming terminals under a separate lease agreement which will expire in April 2002.

In September 1992, Rhode Island began operating a video lottery system linking VLT's at two pari-mutuel facilities. As of September 30, 1997, an estimated 1,600 terminals were operating on the system. IGT, one of four manufacturers providing terminals, supplied approximately 300 Winner's Choice terminals installed on this system and receives revenue for the use of the terminals. In September 1997, the Rhode Island Lottery signed a new technology lease agreement with the Company, which will expire in September 2000. The Rhode Island Lottery has the authorization to place up to 5,000 machines under current legislation.

In December 1995, video gaming became operational in Delaware. Under a technology provider license with the Delaware State Lottery, the Company leases approximately 1,300 machines to the state. These machines are located at three pari-mutuel facilities across the State. The Company receives a percentage of revenue for use and maintenance of these machines. Delaware legislation includes a "50% rule" which prohibits a racetrack from having more than fifty percent of its machines manufactured by the same vendor. The original technology lease agreement between the Company and the Delaware Lottery will expire in December 2001.

The Company presently has 600 machines under lease at Mountaineer Race Track in Chester, West Virginia. These machines are connected to the IGT SAMS central computer, which is installed at the West Virginia lottery offices in Charleston, West Virginia.

In January 1993, the Company began operating gaming machines at the Reno/Tahoe International Airport under a contract with the Washoe County Airport Authority ("WCAA"). The Company and the WCAA share in the net win of approximately 200 machines currently operating with a minimum annual guaranteed amount.

In December 1997, the IGDreamport joint venture is scheduled to begin the operation of 200 lottery machines and a central system in Brazil through GTECH's wholly owned subsidiary Racimec.

Marketing and Sales
The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is key because it combines the machine design, hardware, software and play features that ultimately improve the earning power of gaming machines and the customer's return on investment. IGT devotes substantial resources to continually upgrade its products and conduct ongoing game development. The Company's customer service organization is also a significant contributor to IGT's overall competitive position.

The Company has made significant investments in research and development of products tailored toward the specific demands of its customers (casino operators) as well as the users of its products. In this context, IGT has for a number of years developed annually more than 25 different game themes which are tested to measure consumer appeal. IGT uses Megatest, an on-line computerized testing and monitoring system, to evaluate and forecast acceptance of new products. Megatest uses the Company's wide-area progressive technology to monitor from a central computer the performance of games placed in a representative sample of casinos throughout the state of Nevada. The new product test games are measured against a control group to evaluate the performance of the test games in real-time. The Megatest program allows IGT to test more games with greater accuracy and in a shorter time frame and results in the release of high-performing games. IGT's game library contains numerous game variations.

Reprogramming machines for the newest games and changing the graphics design can be accomplished quickly. In international markets, the Company's strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible.

In addition to offering an expansive product line, the Company provides customized services in response to specific casino requests. These services include high quality graphics design, silkscreen printing of gaming machine glass, video graphics and customized game development. The Company also offers customized design services that utilize computer-aided design and three-dimensional studio software programs. The Company's interior design department has the ability to generate a casino floor layout and can create a proposed casino slot mix for its customers. The final design incorporates casino colors, themes, signage, custom graphics and includes either an overhead floor plan layout, viewable from any angle, or a three-dimensional moving walk-through of the casino.

The Company considers its customer service department an important aspect of the overall marketing strategy. IGT typically provides a 90-day service and parts warranty for its gaming machines. The Company currently has approximately 320 trained service personnel for customer assistance and maintains service offices domestically in Colorado, Delaware, Florida, Louisiana, Mississippi, Missouri, Montana, Nevada and New Jersey, and internationally in Argentina, Australia, Brazil, Canada, Japan, New Zealand, Peru, South Africa and The Netherlands.

IGT also offers its customers educational programs and several customer-related services. The Company provides customer education in the form of installation training at IGT locations, on-site training and videotape instruction. Other custom services include a 24-hour customer service hotline, a monthly technical services bulletin, customer notifications, a Slot Line newsletter for slot floor managers, and program summary reports designed to answer specific software systems questions. The Technical Assistance Center ("TAC") is a fully staffed facility to provide 24-hour telephone support to all types of system customers. The TAC has access to a range of field support engineering resources to resolve technical issues.

IGT also provides information to customers through an electronic bulletin board system. Customers can access this system 24 hours a day, seven days a week. The system lets users view and download a variety of information related to IGT products and services. This system gives customers information on demand and provides a direct link for two-way communication between the customer and IGT.

Marketing services were expanded in September 1997, when the Company launched its internet site at www.igtgame.com. The 250-page site includes information about the Company, its products, MegaJackpotsT systems, job opportunities, sales offices and strategic alliances.

IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. The Company employs 165 sales personnel in several United States office locations, as well as Australia, Canada, Europe, Latin America, New Zealand and South Africa.

IGT uses distributors for sales to specific markets including Louisiana, New Jersey, Native American reservations, a Canadian maritime province, the Caribbean, France and Japan. The Company's agreements with distributors do not specify minimum purchases but generally provide that the Company may terminate the distribution agreement if certain performance standards are not met.

The Company's products and services are sold to gaming operators in jurisdictions where gaming is legal. Its products and services are also sold to government entities which conduct gaming operations. During fiscal 1997, the Company's ten largest customers accounted for 28% of its gaming product sales. Sodak, the Company's principal distributor of gaming products to Native American reservations, was the largest purchaser of the Company's products, accounting for approximately 8% of total product sales. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales of the Company, as other means of distribution to this market are available. There were no individual customers accounting for greater than 10% of the Company's product sales.

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

Competition
Product Sales
The Company competes with U.S. and foreign manufacturers in the casino-style gaming machine market. The primary competitors are Bally Gaming, Inc. ("Bally"), a subsidiary of Alliance Gaming Corporation, and Sigma Game, Inc. ("Sigma"). In addition to the primary competitors, the Company's competitors include six other manufacturers: Anchor; Aristocrat; Casino Data Systems ("CDS"); Silicon Gaming, Inc.; Video Lottery Consultants, Inc., a subsidiary of Video Lottery Technologies, Inc. ("VLT"); and WMS Industries, Inc. ("WMS"). All have developed casino products and are either authorized to sell products or are in the licensing process in many U.S. gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronic, Cirsa, Franco and Novomatic.

The Company's SMART and IGS systems provide accounting and player tracking analytical support to operators. The Company views this product line as an increasingly important complementary offering. In the accounting and player tracking systems product market, the Company competes with CDS, Bally and several other system manufacturers. IGT's strategic alliance with Acres Gaming, Inc., combined with its IGS offering, is intended to strengthen its position in this marketplace.

The Company considers itself one of five primary competitors in the video gaming terminal market. Competitors in this market include:
GTECH, Spielo, a supplier based in Canada, VLT and WMS. These suppliers have an established presence in the lottery market, substantial resources and specialize in the development and marketing of gaming terminals to governments. The Company continues to view the video lottery industry as an important market for its products and initiated the IGDreamport joint venture to further pursue this market.

Gaming Operations
As of September 30, 1997, the Company had in operation 67 MegaJackpotsT systems throughout 11 gaming jurisdictions including Native American casinos, Iceland and Macau. MegaJackpotsT systems link machines within a given jurisdiction to offer large slot jackpots (often exceeding $1 million), with the primary jackpot paid in annual installments. The most significant factor influencing the play on progressive systems is enhanced player appeal resulting from the large slot jackpot payouts. The systems also appeal to casino operators due to the game's earnings premium and because they emphasize strong security and control features.

The competition in the proprietary systems business has recently increased. Most notable competitors are Anchor, Bally and CDS. CDS' "Cool Millions" progressive system competes with IGT's Megabucks and Dollars Deluxe progressive systems. In addition, CDS has developed a quarter slot progressive system to compete with the Company's Quartermania and Quarters Deluxe products. Anchor's stand-alone version of games, such as Totem Pole and Wheel of Gold, also compete in this market.

IGT provides substantial marketing and advertising support for its MegaJackpotsT systems products and competes on the basis of the Company's progressive systems brand names, product market appeal, large jackpot awards, player loyalty, and technical and marketing experience.

Manufacturing and Suppliers
The Company's manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. The Company also operates a cabinet manufacturing and silkscreen facility. The Company has a broad base of suppliers for its required material and utilizes multi-sourcing practices to assure component availability. The Company uses its quality control group to assure supplier quality as well as internal quality of the products produced. The
Company has positive business relations with its suppliers and continually reviews the business needs of the Company with them.

The Company generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis. At November 30, 1997 and 1996, the Company had an estimated $51.6 million and $61.3 million in backlog orders. This represents a normal backlog and the Company reasonably expects to fill the November 30, 1997 backlog within fiscal 1998.

Research and development activities sponsored by the Company totaled $31.1 million, $25.7 million and $28.5 million for the years ended September 30, 1997, 1996 and 1995, respectively. Research and development activities for specific customers are charged to cost of product sales and totaled $448,000, $835,000 and $283,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

In December 1997, the Company will commence a project to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The Company will also be communicating with suppliers, financial institutions and others with which it conducts business to coordinate year 2000 conversions. The total cost of compliance and its effect on the Company's future results of operations will be determined as a part of this project. Based on initial review, the total cost is not expected to have a material effect on the Company's results of operation or financial statements. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

Patents, Copyrights and Trade Secrets
The Company's computer programs and technical know-how are its main trade secrets, and management believes that they can best be protected by using technical devices to protect the computer programs and by enforcing contracts with certain employees and others with respect to the use of proprietary information, trade secrets and covenants not to compete. The Company has obtained patents and copyrights with respect to various aspects of its games and other products, including progressive systems and player tracking systems, and has patent applications on file for protection of certain developments it has created. No assurance can be given that the pending applications will be granted. These patents range in subject matter from new game designs, including interactive video games and new slot game techniques, as well as gaming device components such as, coin-handling apparatus, fiber-optic light pens, coin-escalator mechanisms, optical door interlock, and a variety of other aspects of video and electronic slot machines and systems. There can be no assurance that the patents will not be infringed or that others will not develop technology that does not violate the patents.

The Company's intellectual property portfolio includes United States Patent No. 4,448,419, referred to as the Telnaes patent or the
"virtual reel" patent. The Telnaes patent expires in 2002. The Company believes that rights under the Telnaes patent are important to the manufacture of spinning reel slot machines. In addition to IGT's ownership interest in the patent, the following companies currently hold licenses of various forms under this patent: Bally, CDS, Sigma, and Universal Distributing.

Bally could become a competitor in the progressive systems business due to the expiration of an agreement between the Company and Bally in December 1997. In 1992, the Company and Bally settled a lawsuit relating to a United States patent owned by the Company. Under this settlement agreement, Bally agreed to limit the odds available on its spinning reel gaming machines for a period extending through December 1997. The odds limitation has effectively precluded Bally from producing wide-area progressive systems machines with spinning reels since the settlement agreement in 1992. When the odds limitation on Bally spinning reel products expires, Bally will no longer be precluded from producing and marketing wide-area progressive systems machines.

Employees
As of September 30, 1997, the Company, including all subsidiaries, employed approximately 2,600 persons, including 520 in administrative positions, 210 in sales and 380 in engineering. Of the total employees, IGT (the Company's North American operations) accounted for 2,186; IGT-Australia, 287; IGT-Europe, 27; IGT-Peru, 18; IGT-Japan, 17; IGT-Africa, 9; IGT-Argentina, 6; and IGT-Brazil,
6. The total number of employees decreased in fiscal 1997 by approximately 200 as compared with the number of employees at September 30, 1996, due to consolidation of the Company's operations at the new South Meadows facility and higher production levels in the fourth quarter of the prior fiscal year than in the fourth quarter of fiscal 1997.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board to the accuracy or adequacy of the prospectus or investment merits of the securities. Any representation to the contrary is unlawful. Changes in control of the Company through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

Item 2.   Properties
In May 1994, the Company purchased a 78 acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 1.0 million square foot corporate headquarters, manufacturing and warehousing facility and cabinet manufacturing facility (the "South Meadows" facility). The manufacturing and warehousing facility was completed in January 1996, and the corporate offices were completed in March 1997. Substantially all employees in Reno, Nevada now work at the facilities. The total cost of these facilities, including the site, was $89.3 million. The Company has started construction of an 85,000 square foot cabinet manufacturing facility adjacent to the South Meadows facility to be completed in the spring of 1998 at an estimated cost of $5.5 million. To date, $1.5 million has been incurred for construction of the cabinet shop facility.

In October 1996, the Company sold two adjoining office buildings in Reno, Nevada, totaling 92,000 square feet. The Company's research and development and corporate office personnel occupied approximately 72,000 square feet of the buildings. The remaining square footage was leased to third parties. The Company rented from the buyer until the South Meadows office facility was completed in March 1997.

The Company currently leases two buildings with a total square footage of approximately 179,000. The lease on these facilities expire in 2001. The Company has vacated the buildings and subleased 91,500 square feet to third parties. A sublessor will be sought for the remaining space.

Additionally, IGT leases approximately 130,000 square feet of office and warehouse space in Las Vegas, Nevada along with approximately 163,000 square feet in other Nevada locations and various jurisdictions where it conducts business including Canada, Colorado, Delaware, Florida, Louisiana, Mississippi, Missouri, Montana and New Jersey.

IGT-Europe leases approximately 35,000 square feet of office and warehouse space in Hoofddorp, The Netherlands.

IGT-Australia owns a 304,000 square foot office, production and warehouse facility in Sydney, New South Wales, Australia. Currently, IGT-Australia utilizes approximately 110,000 square feet of this space and subleases the remainder of the facility. In Wellington, New Zealand, IGT-Australia owns a 12,000 square foot office and warehouse facility. Additionally, IGT-Australia leases approximately 13,500 square feet of office and warehouse space in various locations throughout Australia.

Internationally, the Company leases approximately 33,000 square feet of office and warehouse space in Argentina, Brazil, Japan, Peru and South Africa.

Item 3.   Legal Proceedings
The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on the Company's financial position or results of future operations. For a description of these matters, see Note 10 of the Notes to Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders
Not applicable.


                               Part II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters

The  Company's common stock is listed on the New York Stock Exchange
("NYSE") under the symbol "IGT". The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:


               Fiscal 1997            High          Low
               First Quarter         $23 1/2        $17 5/8
               Second Quarter         19 3/4         16 1/4
               Third Quarter          19 1/8         15 3/8
               Fourth Quarter         23 1/4         16 1/2

               Fiscal 1996            High           Low

               First Quarter         $13 3/4        $10 3/4
               Second Quarter         15 1/8         10 3/4
               Third Quarter          18 1/4         14 1/8
               Fourth Quarter         21 3/8         15 1/2

As of November 26, 1997, there were approximately 6,438 record holders of the Company's common stock which had a closing price of $25.00 on that date.

The Company declared four quarterly dividends of $.03 per share in both fiscal 1996 and fiscal 1997. It is anticipated that comparable cash dividends will continue to be paid in the future.

The Company's transfer agent and registrar is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004, (212) 509-4000.

Item 6.   Selected Financial Data

The following information has been derived from the Company's consolidated financial statements:

                                           Years Ended September 30,
                                1997        1996      1995      1994       1993

(Amounts in thousands, except
 per share data)
Selected Income Statement
 Data
  Total revenues            $  743,970  $  733,452  $620,786  $674,461  $478,030
  Income from operations    $  191,437  $  169,833  $139,341  $197,906  $150,238
  Income from continuing
   operations               $  137,247  $  118,017  $ 92,648  $140,447  $105,578
  Income from discontinued
   operations1              $        -  $        -  $      -  $      -  $ 13,447
  Net income                $  137,247  $  118,017  $ 92,648  $140,447  $119,025
  Income per primary share
   from continuing
   operations               $     1.13  $     0.93  $   0.71  $   1.07  $   0.85
  Income per fully diluted
   share from continuing
   operations               $     1.12  $     0.92  $   0.71  $   1.05  $   0.80
  Net income per primary
   share                    $     1.13  $     0.93  $   0.71  $   1.07  $   0.96
  Net income per fully
   diluted share            $     1.12  $     0.92  $   0.71  $   1.05  $   0.90
  Cash dividends declared
   per common share         $     0.12  $     0.12  $   0.12  $   0.12  $   0.09
  Average primary common and
   common equivalent shares
   outstanding                 121,829     127,412   131,094   131,380   123,618
  Average common and common
   equivalent shares
    outstanding assuming
    full dilution              122,390     128,160   131,094   135,858   136,611

Selected Balance Sheet Data
  Working capital           $  406,958  $  488,150  $508,917  $480,698  $379,680
  Total assets              $1,215,052  $1,154,187  $971,698  $868,008  $646,593
  Long-term notes payable
   and capital lease
   obligations              $  140,713  $  107,155  $107,543  $111,468  $120,613
  Stockholders' equity      $  519,847  $  623,200  $554,090  $520,868  $378,549



1 Discontinued operations consist of casino operations which the Company sold during fiscal 1993.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
The Company operates principally in two lines of business: the manufacture and sale of gaming products (product sales); and proprietary systems and gaming equipment leasing (gaming operations).

Fiscal 1997 Compared to Fiscal 1996
Net income for fiscal 1997 was $137.2 million or $1.12 per fully diluted share compared to $118.0 million or $.92 per fully diluted share in fiscal 1996. Growth in revenue, declining operating expenses, and gains on the sale of investment securities contributed to this improvement in earnings over the prior year.

Revenues and Cost of Sales
Revenues for the year ended September 30, 1997 totaled $744.0 million representing an increase of $10.5 million over fiscal 1996 revenues of $733.5 million. This improvement resulted from a 12% increase in gaming operations revenues partially offset by a 4% decrease in product sales revenues.

Product sales revenues were $461.2 million on shipments of 79,300 gaming machines in fiscal 1997 compared to $481.7 million on shipments of 85,400 gaming machines in fiscal 1996. Product sales in the traditional North American market were impacted by slower growth rates in the introduction of new casinos, in the expansion of existing properties and in the replacement of existing machines. Sales of 54,000 units in 1997 in the North American market decreased from 62,600 units in the prior year. Shipments to Nevada casinos remained consistent year over year but sales to the Midwestern riverboat, Native American and New Jersey markets declined slightly. The Company maintained or increased its market share of the domestic orders during the year and provided more than 4,200 machines to the new riverboat operations in Indiana. Sales of 5,900 video lottery and gaming machines to the Canada market positively impacted revenues for the year.

The Company was profitable in all international regions in fiscal 1997. Product sales in international markets increased for a second year to a total of $139.3 million compared to $117.6 million in fiscal 1996.
Total international shipments reached 25,600 units during the current year compared to 22,800 in fiscal 1996. Machine sales of 7,700 units in Australia in 1997, an increase of 1,700 units, led this growth. A full year of sales in the Japanese pachisuro market also contributed to the improvement. International sales during the year included 700 gaming machines to the first South African casinos in the Mpumalanga province.

The gross margin on product sales declined slightly to 44% in 1997 versus 45% in 1996. This fluctuation was primarily a function of a higher international sales mix and to a lesser extent, lower domestic volumes.

The Company anticipates that the slower growth of the U.S. market experienced in fiscal 1997 will continue in the near future. This decreased rate of growth may be offset, in part, by future improvements in the Company's international market share and the spread of legalized gaming in international markets. The Company continues to pursue international opportunities in a variety of jurisdictions including Japan, South Africa and South America. The pace of growth within domestic and international markets is, however, outside the control of the Company and has been and continues to be influenced by public opinion and the legal and electoral processes. As a result, the Company cannot predict the rate at which domestic and international markets will develop and any slowdown or delay in the growth of new markets will adversely affect the Company's future results. Additionally, the Company anticipates increased competition in the sale of gaming products with the recent and anticipated future governmental licensing of competitors.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Gaming operations revenue totaled $282.8 million and $251.8 million in the years ended September 30, 1997 and 1996, respectively. This 12% increase resulted primarily from growth in the proprietary systems including those operated under joint venture agreements. The Company had approximately 11,700 machines on 67 systems at September 30, 1997 versus 9,400 games on 44 systems at September 30, 1996. The Wheel of Fortune proprietary system, operated in conjunction with Anchor, began operation in December 1996 and accounted for 3,100 machines at the end of fiscal 1997. Gaming operations revenues were also positively impacted by increased participation revenue from the Delaware racetracks. The Company will continue to pursue additional markets, domestically and internationally, for its linked progressive games. However, growth in proprietary systems is dependent on government approval and subject to increasing competition in all markets.

The gross margin on gaming operations revenues was 49% for fiscal 1997 versus 45% for fiscal 1996. This improvement was primarily due to revenues from joint venture activities, which, for accounting purposes, are reported net of expenses. Higher costs of interest-sensitive assets which the Company purchases to fund jackpot payments partially offset the overall increase.

Expenses
Selling, general and administrative expenses decreased $10.1 million or 9% to $98.4 million compared to the prior year. This decline was primarily due to one-time charges of $8.2 million in fiscal 1996 attributable to the vacating of leased buildings in connection with the move to the Company's new facilities and management changes. The remainder of the decrease related to cost reduction efforts both domestically and internationally.

Depreciation and amortization totaled $11.8 million and $12.6 million for the years ended September 30, 1997 and 1996, respectively. This decrease resulted from declines in depreciation on previously leased facilities partially offset by increases in depreciation on the administrative portion of the Company's new facility.

Research and development expenses were $31.1 million in fiscal 1997, an increase of $5.4 million over the prior year. This increase reflects the Company's focus on introducing several new products for sale and for use on proprietary systems. Staffing levels have increased approximately 15% and a lower percentage of custom engineering projects, which are charged to the customer, were required in fiscal 1997 versus fiscal 1996.

The provision for bad debt was $9.5 million in fiscal 1997 compared to $11.6 million in fiscal 1996. Year over year, reserves on product sales were recorded at consistent levels. Reserves of $3.4 million were recorded in fiscal 1996 related to receivables in the developing Asian and Papua New Guinea markets. Additional reserves of $1.3 million were recorded in 1997 relating to the higher mix of international sales.

Other Income and Expense
Interest income totaled $41.7 million for fiscal 1997, a $2.6 million or 7% increase over the prior year. Higher balances of interest income producing assets associated with the Company's progressive systems accounted for an increase of $5.8 million. Higher average interest rates charged on receivable balances also contributed to the increase. Sales of investment securities to fund purchases of treasury stock resulted in a $4.2 million decrease in interest and dividend income.

Interest expense for fiscal 1997 was $30.4 million compared to $23.5 million in fiscal 1996. This fluctuation was primarily due to increased interest expense of $5.3 million associated with the growth in jackpot liabilities. Interest expense attributable to the Senior Notes (see Note 6 of the Notes to Consolidated Financial Statements) also increased over the prior year due to the cessation of the capitalization of interest related to the construction of the Company's new facilities.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

In fiscal 1997, the Company realized gains on the sale of assets of $12.9 million relating to the sale of investment securities to fund purchases of treasury stock. Comparatively, the Company had a net loss of $5.1 million in fiscal 1996 due to writedowns of the Company's investments in joint ventures within the developing markets of Asia and South America and the Company's investment in Radica Games Limited ("Radica").

Other income and expense netted a loss of $3.0 million and a gain of $4.0 million for the years ended September 30, 1997 and 1996,
respectively.    Both   years  were  impacted   by   one-time   legal
settlements.

Business Segments Operating Profit (See Note 15 of the Notes to Consolidated Financial Statements)
Manufacturing and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

Manufacturing operating profit for fiscal 1997 decreased $5.6 million or 5% compared to the prior year. This decline resulted from a 4% decrease in product sales and slightly lower gross profit margins.

Gaming operations operating profit for fiscal 1997 increased 28% or $24.9 million. This improvement resulted primarily from revenues from joint venture activities which for accounting purposes are recorded net of expenses. Higher costs of interest-sensitive assets purchased to fund jackpot payments partially offset the overall increase.

Fiscal 1996 Compared to Fiscal 1995
Net income for fiscal 1996 totaled $118.0 million or $.92 per fully diluted share compared to $92.6 million or $.71 per fully diluted share in fiscal 1995. Total operating income growth of 22% contributed significantly to the increase in net income over the prior year.

Revenues and Cost of Sales
Total revenues for the year ended September 30, 1996 rose 18% due to a $65.2 million or 16% increase in product sales and a $47.4 million or 23% increase in gaming operations revenues. Product sales shipments grew to 85,400 units in fiscal 1996 compared to 73,100 units in fiscal 1995. Shipments to gaming operators in North America were consistent, with 62,600 units sold in both fiscal 1996 and 1995. Shipments during the year decreased slightly in the traditional Nevada casino market due to fewer casino expansions in Northern Nevada compared to the prior year. This decrease was offset by increased sales to Midwestern riverboat and Native American markets where shipments totaled 15,000 and 13,000, respectively. Total revenue related to Native American markets increased $18.7 million or 5% due to slightly higher average prices.

Product sales in international markets grew to $117.6 million due to machine shipments of 22,800, which increased 105% over the prior year. The largest international sales for fiscal 1996 were in Japan, where the Company sold more than 7,000 pachisuro machines. Sales in Argentina, Greece, New South Wales and Turkey also contributed to the revenue growth.

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

Expenses
Selling, general and administrative expenses were $108.5 million for fiscal 1996, an increase of $19.9 million over the prior year. Nearly half of this increase, $8.2 million, is attributable to one-time charges for the abandonment of leased buildings in connection with the move to the Company's new facilities and management changes occurring during 1996. The remaining increase is the result of
increased   sales,   marketing  and   administrative   costs   both
domestically and internationally.

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

Other Income and Expense
Interest income totaled $39.2 million for fiscal 1996, a $1.6 million or 4% increase over the prior year. This increase resulted primarily from higher balances of interest income producing assets associated with the Company's progressive systems. Partially offsetting this increase, interest income earned on the Company's notes and contracts receivable decreased due to lower interest rates and lower average balances.

Interest expense for fiscal 1996 increased $3.2 million or 16% over fiscal 1995. This fluctuation was due to increased interest expense associated with the growth in jackpot liabilities. Interest expense related to the private placement of Senior Notes (see Note 6 of the Notes to Consolidated Financial Statements) decreased year over year due to the capitalization of interest in connection with the construction of the South Meadows manufacturing and administrative facilities.

The net loss on securities in fiscal 1995 of $12.0 million was primarily due to the writedown of the Company's investment in 2.1 million common shares of Radica to market value, resulting in a $14.6 million charge to pre-tax income. During the current year, the shares were sold back to Radica, resulting in an additional $1.5 million loss. Loss on assets for fiscal 1996 resulted from the writedown of the Company's investments in joint ventures within the developing markets of Asia and South America. Other income and expense for fiscal 1996 was impacted by one-time legal settlements in Australia and with CDS.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Business Segments Operating Profit (See Note 15 of the Notes to
Consolidated Financial Statements)
Manufacturing and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

Manufacturing operating profit for fiscal 1996 increased $16.3 million or 16% compared to the prior year. This positive fluctuation was primarily due to a 16% increase in product sales and slightly higher gross profit margins.

Gaming operations operating profit for fiscal 1996 increased 21% or $15.5 million. This improvement resulted from a 23% growth in revenues partially offset by a lower gross margin on gaming operations. The lower margin was due to higher costs of interest sensitive assets purchased to fund jackpot payments.

Foreign Operations
Approximately 30% and 24% of the Company's total product sales in fiscal 1997 and 1996, respectively, were derived outside of the
United States. International operations are subject to certain risks, including but not limited to, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's future sales or operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its foreign operations. As the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company has not yet, but may in the future, engage in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

Liquidity and Capital Resources
Working Capital
Working capital totaled $407.0 million at September 30, 1997 compared to $488.2 million at September 30, 1996. Repurchases of the Company's stock accounted for $64.0 million of the $81.2 million or 17% decline.

Changes in current assets included an increase of $25.5 million in accounts receivable resulting primarily from joint venture activities and timing of sales at year end. Inventories declined $7.9 million as a result of lower domestic volume and improved inventory turns. A $6.8 million decrease in prepaid expenses was primarily due to the collection of a 1996 tax receivable related to the benefit of a carryback capital loss.

Current assets and liabilities relating to jackpot liabilities increased in response to the overall growth in progressive systems. Working capital declined $1.3 million as a result of the net effect of fluctuations in the assets and liabilities relating to progressive systems.

The first principal payment on the Company's Senior Notes (see Note 6 of the Notes to Consolidated Financial Statements) is due in September 1998 resulting in $14.3 million of the $17.3 million increase in current maturities of long-term notes payable and capital lease obligations. An increase of $13.1 million in accounts payable related to timing of payments also contributed to the decrease in working capital.

Cash Flow
The Company's cash and cash equivalents totaled $151.8 million at September 30, 1997, an $18.1 million decrease from the prior year end. Cash flow provided by the Company's operations during 1997 was used primarily to repurchase the Company's stock.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Cash provided by operating activities for the years ended September 30, 1997, 1996 and 1995 totaled $114.7 million, $55.3 million and
$153.4 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flow from operating activities.

The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and use cash to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $28.2 million, $4.1 million and $31.5 million for fiscal 1997, 1996 and 1995, respectively.

Uses of cash from investing activities included purchases of property, plant, and equipment totaling $33.1 million, $71.6 million and $43.5 million in fiscal 1997, 1996 and 1995, respectively. Capital expenditures during these periods related primarily to the construction of the Company's manufacturing and administrative facilities in Reno, Nevada. The total cost of the facilities was $89.5 million. Additionally, purchases of manufacturing and office equipment to support the Company's expansion contributed to cash used in investing activities each year. The funds for capital expenditures anticipated during fiscal 1998 will be derived from the Company's existing cash flow.

Repurchases of the Company's stock for $225.5 million, $44.9 million and $56.1 million for the years ended September 30, 1997, 1996 and 1995, respectively, represented the most significant use of cash from financing activities. The Company used its credit facilities to provide cash of $63.2 million and $8.0 million in fiscal 1997 and 1996, respectively.

Stock Repurchase Plan
A stock repurchase plan was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows the purchase of up to a total of 50.0 million shares of the Company's common stock. As of September 30, 1997, the Company was authorized to purchase a remaining 14.8 million shares. During the fiscal years ended September 30, 1997 and 1996, the Company repurchased 13.1 million shares for an aggregate purchase price of $225.5 million and 3.8 million shares for an aggregate purchase price of $44.9 million, respectively. No treasury stock purchases were made during the period of October 1, 1997 through November 30, 1997.

Recently Issued Accounting Standards
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share and is effective for the Company's quarter ending December 31, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement of all prior-period earnings per share data presented. Due to the immaterial impact of potentially dilutive options and the Company's capital structure, management believes that the implementation of this standard will not have a significant impact on earnings per share upon adoption.

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

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

On June 30, 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in financial statements and is effective for the Company's fiscal year ending September 30, 1999. Management intends to comply with the disclosure requirements of this statement and does not anticipate a material impact on the results of operations for each segment.

Reclassifications
Certain   amounts  in  the  1996  and  1995  consolidated  financial
statements  have  been  reclassified  to  be  consistent  with   the
presentation used in fiscal year 1997.

Lines of Credit
As of September 30, 1997, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At September 30, 1997, $192.6 million was available under this line of credit.

IGT-Australia had a $9.8 million bank line of credit available as of September 30, 1997. Interest is paid at published reference rates plus a margin of 1% or less. This line is supported by a comfort letter and guarantee from the Company and has a provision for review and renewal annually in January. At September 30, 1997, $3.6 million was available under this line.

IGT-Japan had a $5.8 million line of credit available as of September 30, 1997. The line is supported by a guarantee from the Company and bears interest at 1.5%. At September 30, 1997, approximately $2.7 million was available under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these line of credit agreements and its Senior Notes which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Impact of Inflation
Inflation   has  not  had  a  significant  effect  on  the  Company's
operations  during  the  three  fiscal  years  in  the  period  ended
September 30, 1997.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the
Securities  Act  of  1933,  as amended,  and  Sections  21E  of  the
Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the estimated total cost of the Company's new cabinet manufacturing facility; the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of certain indebtedness of CMS; the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations; the statement that the implementation of the Earnings Per Share standard will not have a significant impact on earnings per share; the statement that the implementation of the segments and Related Information standard will not have a material impact on the results of segment operations; and the statement that the total cost of changes required to achieve a year 2000 date conversion are not expected to have a material effect on the Company's financial statements. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed casinos; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; delays or lack of funding from regulatory agencies for racetrack operations; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

Item 8.   Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                                  Page

Independent Auditors' Report                                    35

Consolidated Statements of Income for the
years ended September 30, 1997, 1996 and 1995                   36

Consolidated Balance Sheets,
September 30, 1997 and 1996                                     37

Consolidated Statements of Cash Flows for the
years ended September 30, 1997, 1996 and 1995                   39

Consolidated Statements of Changes in Stockholders'
Equity for the years ended September 30, 1997, 1996 and 1995    41

Notes to Consolidated Financial Statements                      42

Independent Auditors' Report

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 7, 1997

Consolidated Statements of Income

                                      Years Ended September 30,
                                    1997        1996         1995

(Amounts in thousands except per
 share amounts)
Revenues
 Product sales                    $461,150    $481,652    $416,424
 Gaming operations                 282,820     251,800     204,362
 Total revenues                    743,970     733,452     620,786
Costs and Expenses
 Cost of product sales             256,480     265,550     233,367
 Cost of gaming operations         145,245     139,706     110,779
 Selling, general and
  administrative                    98,380     108,469      88,551
 Depreciation and amortization      11,846      12,570      14,380
 Research and development           31,074      25,701      28,491
 Provision for bad debts             9,508      11,623       5,877
 Total costs and expenses          552,533     563,619     481,445
Income from Operations             191,437     169,833     139,341
Other Income (Expense)
 Interest income                    41,738      39,178      37,575
 Interest expense                  (30,422)    (23,535)    (20,374)
 Gain (loss) on investments         12,885      (4,311)    (12,033)
 Gain (loss) on the sale of assets     (24)       (793)         83
 Other                              (2,989)      4,031         172
 Other income, net                  21,188      14,570       5,423

Income Before Income Taxes         212,625     184,403     144,764
Provision for Income Taxes          75,378      66,386      52,116
Net Income                        $137,247    $118,017    $ 92,648

Primary Earnings Per Share        $   1.13    $   0.93    $   0.71

Fully Diluted Earnings Per Share  $   1.12    $   0.92    $   0.71

Weighted Average Common and Common
 Equivalent Shares Outstanding     121,829     127,412     131,094

Weighted Average Common Shares
 Outstanding Assuming Full
 Dilution                          122,390     128,160     131,094




  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
                                                 September 30,
                                                1997       1996

(Dollars in thousands)
Assets
  Current assets
    Cash and cash equivalents              $  151,771  $  169,900
    Investment securities, at market value     14,944      60,858
    Accounts receivable, net of allowances
     for doubtful accounts of $5,899 and
     $5,681                                   173,783     148,305
    Current maturities of long-term notes
     and contracts receivable, net of
     allowances                                74,686      72,063
    Inventories, net of allowances for
     obsolescence of $14,881 and $18,165:
      Raw materials                            50,484      54,600
      Work-in-process                           3,606       4,316
      Finished goods                           38,354      41,427
      Total inventories                        92,444     100,343
    Investments to fund liabilities to
     jackpot winners                           35,088      27,343
    Deferred income taxes                      18,229      19,354
    Prepaid expenses and other                 10,601      17,426
      Total Current Assets                    571,546     615,592
  Long-term notes and contracts receivable,
    net of allowances and current
    maturities                                 32,524      46,473
  Property, plant and equipment, at cost
    Land                                       25,391      25,610
    Buildings                                  74,366      58,574
    Gaming operations equipment                66,240      73,641
    Manufacturing machinery and equipment      97,564      77,025
    Leasehold improvements                      5,306       9,960
    Construction in progress                    1,451      16,136
    Total                                     270,318     260,946
    Less accumulated depreciation and
     amortization                             (91,842)    (83,144)
    Property, plant and equipment, net        178,476     177,802
  Investments to fund liabilities to
   jackpot winners                            313,719     244,340
  Deferred income taxes                        98,072      65,194
  Other assets                                 20,715       4,786
      Total Assets                         $1,215,052  $1,154,187

Consolidated Balance Sheets
                                                  September 30,
                                                 1997       1996

(Dollars in thousands)
Liabilities and Stockholders' Equity
  Current liabilities
    Current maturities of long-term notes
     payable and capital lease obligations   $   25,414  $    8,119
    Accounts payable                             46,238      33,145
    Jackpot liabilities                          42,485      33,489
    Accrued employee benefit plan
     liabilities                                 17,147      16,175
    Accrued dividends payable                     3,411       3,767
    Other accrued liabilities                    29,893      32,747
      Total Current Liabilities                 164,588     127,442
  Long-term notes payable and capital
   lease obligations, net of current
   maturities                                   140,713     107,155
  Long-term jackpot liabilities                 389,235     292,864
  Other liabilities                                 669       3,526
      Total Liabilities                         695,205     530,987

  Commitments and contingencies                       -           -

  Stockholders' equity
    Common stock, $.000625 par value;
     320,000,000 shares authorized;
     151,882,710 and 150,690,308 shares
     issued                                          95          94
    Additional paid-in capital                  243,950     237,365
    Retained earnings                           688,597     567,565
    Treasury stock; 38,174,676 and
     25,114,476 shares, at cost                (413,617)   (188,143)
    Net unrealized gain on investment
     securities                                     822       6,319
      Total Stockholders' Equity                519,847     623,200
      Total Liabilities and Stockholders'
       Equity                                $1,215,052  $1,154,187







  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
                                            Years Ended September 30,
                                           1997       1996       1995

(Dollars in thousands)
Cash Flows from Operating Activities
  Net income                             $137,247   $118,017   $ 92,648
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization           35,024     30,502     27,896
   Provision for bad debts                  9,508     11,623      5,877
   Provision for inventory obsolescence    10,022     16,550      9,347
   (Gain) loss on investments and sale
    of assets                             (12,861)     5,104     11,950
   Common stock awards                      2,636      1,236          -
   (Increase) decrease in assets:
     Receivables                          (25,166)   (40,623)    29,929
     Inventories                          (14,260)   (63,220)     9,950
     Prepaid expenses and other             6,875    (14,069)    (3,050)
     Other assets                         (16,084)    (2,009)   (11,477)
     Net deferred income tax asset,
      net of tax benefit of stock option
      and purchase plans                  (29,357)   (29,187)   (27,007)
   Increase in accounts payable and
    accrued liabilities                    11,253     21,272      7,992
   Other                                     (134)        65       (699)
     Total adjustments                    (22,544)   (62,756)    60,708
     Net cash provided by operating
      activities                          114,703     55,261    153,356


Consolidated Statements of Cash Flows

                                             Years Ended September 30,
                                          1997          1996        1995

(Dollars in thousands)
Cash Flows from Investing Activities
   Investment in property, plant and
    equipment                            (33,088)      (71,575)      (43,537)
   Proceeds from sale of property,
    plant and equipment                    6,579         4,112         6,806
   Purchase of investment securities     (27,898)      (31,041)      (13,861)
   Proceeds from sale of investment
    securities                            78,338        23,524        34,385
   Proceeds from investments to fund
    liabilities to jackpot winners        36,814        28,179        20,353
   Purchase of investments to fund
    liabilities to jackpot winners      (113,938)     (112,999)      (61,075)
     Net cash used in investing
      activities                         (53,193)     (159,800)      (56,929)

Cash Flows from Financing Activities
   Principal payments on debt            (11,425)       (8,297)         (458)
   Payments on jackpot liabilities       (36,814)      (28,179)      (20,353)
   Collections from systems to fund
    jackpot liabilities                  142,181       117,119        92,564
   Proceeds from stock options exercised   2,559         2,839         1,920
   Proceeds from employee stock
    purchases                              1,112         1,046           958
   Payments for purchase of treasury
    stock                               (225,474)      (44,861)      (56,121)
   Payments of cash dividends            (14,526)      (15,277)      (15,631)
   Proceeds from long-term debt           63,185         7,986             -
     Net cash provided by (used in)
       financing activities              (79,202)       32,376         2,879

Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                  (437)          450          (423)
Net Increase (Decrease) in Cash and Cash
 Equivalents                             (18,129)      (71,713)       98,883
Cash and Cash Equivalents at:
   Beginning of Year                     169,900       241,613       142,730
   End of Year                         $ 151,771     $ 169,900      $241,613








  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
                                            Years Ended September 30,
                                             1997      1996      1995

(Amounts in thousands)
Common Stock
   Balance at beginning of year
     150,690; 150,119; and 149,466
     shares                               $      94   $      94   $      93
   Stock options exercised and other
     1,193; 571; and 653 shares                   1           -           1
     Balance at end of year
     151,883 shares at 1997               $      95   $      94   $      94

Additional Paid-In Capital
   Balance at beginning of year           $ 237,365   $ 231,338   $ 226,712
   Stock options exercised and other          3,671       3,885       2,877
   Common stock awards                        2,636       1,236           -
   Tax benefit of stock options                 278         906       1,749
     Balance at end of year               $ 243,950   $ 237,365   $ 231,338

Retained Earnings
   Balance at beginning of year           $ 567,565   $ 463,039   $ 385,511
   Currency translation adjustments          (2,022)      1,687         769
   Dividends declared                       (14,193)    (15,178)    (15,889)
   Net income                               137,247     118,017      92,648
     Balance at end of year               $ 688,597   $ 567,565   $ 463,039

Treasury Stock
   Balance at beginning of year           $(188,143)  $(143,281)  $ (87,160)
   Purchase of treasury stock              (225,474)    (44,862)    (56,121)
     Balance at end of year               $(413,617)  $(188,143)  $(143,281)

Net Unrealized Gain (Loss) on Investment
 Securities
   Balance at beginning of year           $   6,319   $   2,900   $  (4,288)
    Net unrealized loss on investment
     securities at October 1, 1994                -           -        (649)
   Increase (decrease) in net unrealized
     gain on investment securities           (5,497)      3,419       1,808
    Recognized loss on investment
     security                                     -           -       6,029
     Balance at end of year               $     822   $   6,319   $   2,900




  The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting
Policies
Nature of Operations
International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate the Company's initial public offering. The Company operates principally in two lines of business: the manufacture and sale of gaming products (product sales) and proprietary systems and gaming equipment leasing (gaming operations). The majority of the Company's revenues are generated in the U.S. and Canada. Internationally, the Company sells its products in Africa, Australia, Europe, Japan and South America.

IGT is one of the largest manufacturers of computerized casino gaming products and proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures wide area progressive systems and systems which monitor slot machine play and track player activity. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video lottery terminals and has developed specialized video lottery terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

Unless the context indicates otherwise, references to "International Game Technology," "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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
                                      Years Ended September 30,
                                      1997      1996      1995

       (Dollars in thousands)
       Proprietary Systems         $253,953   $234,859   $191,607
       Lease Operations              28,867     16,941     12,755
       Total                       $282,820   $251,800   $204,362

Gaming operations revenues consist of revenues relating to the operations of the proprietary systems, a share of the net gaming winnings from the operation of machines at customer locations, and the lease and rental of gaming and video lottery machines. The Company operates several proprietary systems in accordance with joint venture agreements and accounts for this activity under the equity method. The Company's portion of joint venture related income, net of expenses, is also included in gaming operations revenue.

The Company's linked proprietary systems are operated in Colorado, Louisiana, Mississippi, Missouri, Nevada, New Jersey, South Dakota and in Native American casinos and internationally in Iceland and Macau.

In Atlantic City, each system is operated by an independent trust managed by representatives from the participating casinos. The trust records a liability to the Company for annual casino fees as well as machine rental fees. Payments to jackpot winners are made by the trust. Revenue from systems products installed in New Jersey casinos is not recognized until receipt is assured.

In Louisiana, Mississippi, Missouri, Nevada, South Dakota and the Native American casinos, the systems are provided by the Company and the casinos pay a percentage of play to the Company. In Colorado, the Company provides the systems and charges the casinos a machine rental and service fee. The Company recognizes the amounts received from the casinos as revenue. In these jurisdictions, the jackpots resulting from progressive system play are a legal liability of the Company under the systems operating agreements. The jackpots are paid in ten to thirty-one equal annual installments without interest. The Company records the cost of investments to fund the annual jackpot payments to winners as a part of gaming operations expense. These costs totaled $115.6 million, $113.1 million and $88.8 million during the years ended September 30, 1997, 1996 and 1995, respectively.

In Macau and Iceland, the Company receives a percentage of the net win.

Research and Development
Research and development costs are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents include operating cash and cash required for funding current systems jackpot payments as well as purchasing investments to meet obligations for making payments to jackpot winners. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash
equivalents.    Such   investments  are  stated   at   cost,   which
approximates market.

Investment Securities
The Company's investment securities have been classified as available-for-sale and stated at market value, with unrealized gains and losses, net of income tax effects, excluded from income and reported as a separate component of stockholders' equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization
Depreciation and amortization are provided on the straight-line method over the following useful lives:

    Buildings                              40 years
    Gaming operations equipment            2 to 5 years
    Manufacturing machinery and equipment  3 to 8 years
    Leasehold improvements                 Term of lease

Maintenance  and  repairs are expensed as incurred.   The  costs  of
improvements are capitalized. Gains or losses on the disposition of assets are included in income.

Investments to Fund Liabilities to Jackpot Winners
These investments represent discounted U.S. Treasury Securities purchased to meet obligations for making payments to linked progressive systems jackpot winners. The Company has both the intent and ability to hold these investments to maturity and, therefore, has classified them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. There were no gross unrealized losses or gains at September 30, 1997. Securities in this portfolio have maturity dates through 2022.

Other Assets
Other assets is primarily comprised of investments in joint ventures which are accounted for under the equity method. Other assets also includes deposits, patents, software and certain investments. Patents are amortized over seven years. Software is amortized over five years.

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

Recently Issued Accounting Standards
In  February  1997,  the  FASB issued SFAS No.  128,  "Earnings  Per
Share."   This  statement establishes standards  for  computing  and presenting earnings per share and is effective for the Company's quarter ending December 31, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement of all prior-period earnings per share data presented. Due to the immaterial impact of potentially dilutive options and the Company's capital structure, management believes that the implementation of this standard will not have a significant impact on earnings per share upon adoption.

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

Reclassifications
Certain   amounts  in  the  1996  and  1995  consolidated  financial
statements  have  been  reclassified  to  be  consistent  with   the
presentation used in fiscal year 1997.

2.          Investment Securities

A summary of investment securities at September 30, 1997 follows:
                                           Gross       Gross
                                 Net    Unrealized  Unrealized  Market
  September 30, 1997             Cost     Gains       Losses    Value

  (Dollars in thousands)
  Corporate bonds               $ 6,454   $   96     $   -      $ 6,550
  Equity securities               7,225    1,299      (130)       8,394
   Total investment securities  $13,679   $1,395     $(130)     $14,944

At September 30, 1997, debt securities had maturity dates ranging from one month to 26 years.

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

The proceeds from sales of available-for-sale securities were $78.3 million, $23.5 million and $34.4 million for fiscal 1997, 1996 and 1995, respectively. The gross realized gains were $13.6 million, $472,000 and $3.0 million for fiscal 1997, 1996 and 1995, respectively. The gross realized losses were $574,000, $205,000 and $886,000 for fiscal 1997, 1996 and 1995, respectively.

3.   Notes and Contracts Receivable
The Company grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

The Company has provided loans, principally for financial assistance, to several customers. At September 30, 1997 and 1996, the balance of such loans totaled $2.9 million and $3.9 million, respectively. Allowances for doubtful loans at September 30, 1997 totaled $351,000. There were no allowances for doubtful loans as of September 30, 1996. These loans are generally for terms of one to five years with interest at prevailing rates.

The  following table represents the estimated future collections  of notes and contracts receivable (net of allowances) at September  30,
1997:
            Years Ending September 30,   Estimated Receipts

            (Dollars in thousands)
            1998                                 $ 74,686
            1999                                   26,571
            2000                                    4,223
            2001                                    1,449
            2002                                      104
            2003 and after                            177
                                                 $107,210

At  September  30,  1997  and  1996, the  following  allowances  for doubtful  notes and contracts were netted against current and  long-
term maturities:
                                     September 30,
                                     1997      1996

           (Dollars in thousands)
           Current                  $ 8,605   $ 4,538
           Long-term                  9,624    15,237
                                    $18,229   $19,775

4.   Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 1997, the Company had bank deposits in excess of insured limits of approximately $26.6 million.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          September 30, 1997
          Region
           Nevada                                         39.6%
           Riverboats (greater Mississippi River area)    18.4%
           Native American casinos (distributor)           9.8%
           South America                                   9.2%
           Australia                                       6.2%
           New Jersey (distributor)                        4.5%
           Colorado                                        3.7%
           Canada                                          3.2%
           Other regions (individually less than 3%)       5.4%
             Total                                       100.0%

5.     Corporate Headquarters and Manufacturing Facility
In May 1994, the Company purchased a 78 acre site in Reno, Nevada for approximately $6.0 million for the construction of an approximately 1.0 million square foot corporate headquarters, manufacturing and warehousing facility and cabinet manufacturing facility (the "South Meadows" facility). The manufacturing and warehousing facility was completed in January 1996, and the corporate offices were completed in March 1997. Substantially all employees in Reno, Nevada now work at the facilities. The total cost of these facilities, including the site, was $89.3 million. The Company has started construction of an 85,000 square foot cabinet manufacturing facility adjacent to the South Meadows facility, which is expected to be completed in the spring of 1998 at an estimated cost of $5.5 million.

6.   Notes Payable and Capital Lease Obligations
Senior Notes
In September 1994, the Company completed a $100.0 million private placement of 7.84% Senior Notes (the "Senior Notes"). The Senior Notes require annual principal payments of $14.3 million commencing in September 1998 through 2003 and a final principal payment of $14.2 million in September 2004. Interest is paid quarterly. The Senior Notes contain covenants which limit the financial commitments the Company may make and require the maintenance of a minimum level of consolidated net worth. The net proceeds from the Senior Notes of $99.6 million were used to finance the construction of a new manufacturing and headquarters facility and for general corporate purposes.

Australian Cash Advance Facility
In August 1994, the Company was advanced $13.1 million from an Australian bank under a cash advance facility. $10.9 million has been repaid in accordance with the agreement. A principal payment of $2.2 million is due June 30, 1998. Interest is paid quarterly. The proceeds of the loan were used to acquire manufacturing and administrative facilities in Sydney, Australia.

Lines of Credit
As of September 30, 1997, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At September 30, 1997, $192.6 million was available under this line of credit.

IGT-Australia had a $9.8 million bank line of credit available as of September 30, 1997. Interest is paid at published reference rates plus a margin of 1% or less. This line is supported by a comfort letter and guarantee from the Company and has a provision for review and renewal annually in January. At September 30, 1997, $3.6 million was available under this line.

IGT-Japan had a $5.8 million line of credit available as of September 30, 1997. The line is supported by a guarantee from the Company and bears interest at 1.5%. At September 30, 1997, approximately $2.7 million was available under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Notes payable and capital lease obligations consist of the
following:
                                               September 30,
                                             1997         1996

  (Dollars in thousands)
  Senior notes                             $100,000     $100,000
  Lines of credit                            57,741            -
  Australian cash advance facility
   and line of credit                         8,347       15,037
  Capital lease obligations (see Note 7)         39          144
  Other notes payable                             -           93
    Total                                   166,127      115,274
  Less current maturities                    25,414        8,119
  Long-term notes payable and capital
   lease obligations, net of current
   maturities                              $140,713     $107,155

The following table represents the future fiscal year principal payments of these notes and capital lease obligations at September
30, 1997:

           Years Ending September 30,    Principal Payments

           (Dollars in thousands)
           1998                          $ 25,414
           1999                            69,313
           2000                            14,300
           2001                            14,300
           2002                            14,300
           2003 and after                  28,500
                                         $166,127

7.   Commitments

The Company leases certain of its facilities and equipment under various agreements for periods through the year 2003. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1997.

                                             Operating  Capital
    Years Ending September 30,                Leases    Leases    Total

    (Dollars in thousands)
    1998                                     $ 4,304    $28      $ 4,332
    1999                                       2,825     13        2,838
    2000                                       2,609               2,609
    2001                                       2,186               2,186
    2002                                       1,054               1,054
    2003 and after                                92                  92
      Total minimum payments                 $13,070     41      $13,111
    Amount representing interest                         (2)
    Capital lease obligations                            39
    Less current portion                                 26
     Long-term capital lease obligations                $13

The cost and related accumulated depreciation of equipment under capital leases as of September 30, 1997 was $155,000 and $76,000 respectively, and at September 30, 1996, was $446,000 and $336,000, respectively.

Certain of the leases provide that the Company pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease term for the Company's recently vacated manufacturing facility in Reno, Nevada extends through November 2002 and the related payments are included in the schedule above. The Company has subleased approximately half of this facility to third parties. The terms of the sublease agreements call for payments of $4.0 million for the period of November 1997 through November 2002. The Company has accrued $4.5 million for the future gross lease payments of these abandoned buildings, net of anticipated sublease receipts.

The total rental expense for the fiscal years ended September 30, 1997, 1996 and 1995 was approximately $3.6 million, $6.4 million, and $6.8 million, respectively.

8.       Liabilities to Jackpot Winners

From   the   Colorado,  Louisiana,  Mississippi,  Missouri,   Native
American,  Nevada and South Dakota systems, the Company  receives  a percentage  of the amount played or machine rental and service  fees from  the  linked  progressive systems to fund the  related  jackpot
payments.   The jackpots are paid in ten to thirty-one equal  annual
installments  without interest.  The following schedule  sets  forth the  future fiscal year payments for the jackpot winners under these systems at September 30, 1997:

            Years Ending September 30,          Payments

           (Dollars in thousands)
           1998                                 $ 35,388
           1999                                   35,388
           2000                                   35,388
           2001                                   35,388
           2002                                   35,388
           2003 and after                        423,708
                                                $600,648

Jackpot  liabilities  in  the amount of the  present  value  of  the jackpots  are  recorded  concurrently with the  recognition  of  the
related  revenue.   Jackpot liabilities include discounted  payments
due to winners for jackpots won and amounts accrued for jackpots not
yet  won  that are contractual obligations of the Company.   Jackpot
liabilities consist of the following:

                                                           September 30,
                                                          1997      1996

  (Dollars in thousands)
  Gross payments due to jackpot winners               $ 600,648  $ 452,397
  Unamortized discount on payments to jackpot winners  (249,603)  (178,664)
  Accrual for jackpots not yet won                       80,675     52,620
    Total jackpot liabilities                           431,720    326,353
  Less current liability                                (42,485)   (33,489)
  Long-term jackpot liabilities                       $ 389,235  $ 292,864

The Company amortizes the discounts on the liabilities, recognizing it as interest expense, and records commensurate interest income on the investments purchased to fund the payments to the jackpot winners. During fiscal 1997, 1996 and 1995, the Company recorded interest expense on jackpot liabilities of $21.2 million, $16.0 million and $12.1 million, respectively. The Company is required to maintain cash and investments relating to systems liabilities in separate accounts.

9.   Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with SFAS
No. 107, "Disclosures about Fair Value of Financial Instruments."

                                            Carrying    Estimated
     September 30, 1997                      Amount     Fair Value

     (Dollars in thousands)
     Assets:
      Cash and cash equivalents              $151,771    $151,771
      Investment securities                    14,944      14,944
      Notes and contracts receivable          107,210     124,407
      Investments to fund liabilities to
       jackpot winners                        348,807     361,082
     Liabilities:
      Jackpot liabilities                     431,720     454,829
      Notes payable and capital lease
       obligations                            166,127     170,490

                                            Carrying    Estimated
     September 30, 1996                      Amount     Fair Value

     (Dollars in thousands)
     Assets:
      Cash and cash equivalents             $169,900    $169,900
      Investment securities                   60,858      60,858
      Notes and contracts receivable         118,536     139,004
      Investments to fund liabilities to
       jackpot winners                       271,683     273,445
     Liabilities:
      Jackpot liabilities                    326,353     328,154
      Notes payable and capital lease
       obligations                           115,274     118,073

The carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The estimated fair value of investment securities and investments to fund liabilities to jackpot winners are based on quoted market prices. The estimated fair value of jackpot liabilities is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The estimated fair value of the Senior Notes, included in notes payable and capital lease obligations at September 30, 1997 and 1996, was based on the yield required at September 30, 1997 and 1996, respectively, of a private placement of similar terms and credit valuation.

The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts.

In  the  normal  course  of business, the  Company  is  a  party  to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 1997 and 1996, the Company had performance bonds outstanding totaling $2.2 million and $3.4 million, respectively, relating to the Company's operation of two lottery systems and a gaming machine route. The Company is liable to reimburse the bond issuer in the event the bond is exercised as a result of the Company's non-performance. At September 30, 1997 and 1996, the Company had outstanding letters of credit, issued under the Company's line of credit (see Note 6), totaling $2.4 million and $2.0 million, respectively, which were issued to insure payment by the Company to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

The   Company  is  a  guarantor  on  certain  indebtedness  of   CMS
International  which  had aggregate outstanding  balances  of  $14.8 million and $15.6 million at September 30, 1997 and 1996, respectively. Summit International has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.

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

Thereafter, at a status conference in Las Vegas on December 13, 1996, United States District Court Judge David A. Ezra, a visiting judge who has now been assigned all three pending cases identified above, ordered that the plaintiffs in all three cases file a new consolidated complaint incorporating in one document all claims against all defendants. All then pending motions from all parties were ordered deemed as withdrawn without prejudice. The new consolidated complaint was filed in February 1997. Thereafter, the defendants timely filed both a Motion to Strike Plaintiff's Consolidated Amended Complaint based on it exceeding the court's explicit directions and also a renewed Motion to Dismiss for the same reasons that a similar motion had been granted previously. On November 3, 1997, Judge Ezra heard oral argument on all pending motions filed by the defendants. Rulings are expected on these motions in December 1997.

11.  Income Taxes
SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The Company determines the net current deferred tax asset or liability and the net noncurrent asset or liability separately for federal, state, and foreign jurisdictions.

The  effective  income  tax rates differ from the  statutory  United
States federal income tax rates as follows:
                                            Years Ended September 30,
                                     1997             1996             1995

(Dollars in thousands)         Amount    Rate   Amount    Rate   Amount    Rate
Taxes at federal statutory
 rate                          $74,419   35.0%  $64,545   35.0%  $50,667   35.0%
Foreign subsidiaries tax          (158)   0.0     3,855    2.1        15    0.0
State income tax, net            2,084    1.0     2,834    1.5     1,431    1.0
Foreign sales corporation       (1,380)   (.7)   (1,567)  (0.8)     (577)  (0.4)
Other, net                         413     .2    (3,281)  (1.8)      580    0.4
Provision for income taxes     $75,378   35.5%  $66,386   36.0%  $52,116   36.0%

Components of the provision for income taxes were as follows:
                                          Years Ended September 30,
                                    1997             1996           1995

     (Dollars in thousands)
     Current
      Federal                    $102,171         $ 90,992        $ 93,919
      State                         3,632            3,898           3,778
      Foreign                       1,652            4,076          (3,780)
      Total current               107,455           98,966          93,917
     Deferred
      Federal                     (30,283)         (28,493)        (39,494)
      State                          (308)          (1,225)         (2,119)
      Foreign                      (1,486)          (2,862)           (188)
      Total deferred              (32,077)         (32,580)        (41,801)
     Provision for income taxes  $ 75,378         $ 66,386        $ 52,116

Pre-tax income subject to United States taxation totaled $200.8 million, $178.0 million and $140.6 million for fiscal 1997, 1996 and 1995,
respectively.   Pre-tax income subject to foreign  taxation  totaled
$11.8  million, $6.4 million and $4.1 million for fiscal 1997,  1996 and 1995, respectively.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             September 30,
                                            1997       1996

     (Dollars in thousands)
     Deferred tax liabilities
       Difference between book and tax
        basis of property                $ (1,301)   $(1,128)
       Unrealized gain on investment
        securities                           (443)    (3,076)
      Other                                  (267)    (1,334)
                                           (2,011)    (5,538)
     Deferred tax assets
      Receivable reserve                    6,963      8,020
      Reserves not currently deductible     4,690      5,936
      Reserve differential for gaming
       activities                          88,074     59,028
      Foreign subsidiaries                 10,495      9,562
      State income taxes                    2,971      1,492
      Other                                 5,119      6,048
                                          118,312     90,086
     Net deferred tax asset              $116,301    $84,548

     Reflected in the consolidated
      balance sheets as:
      Current deferred asset             $ 18,229    $19,354
      Noncurrent deferred asset            98,072     65,194
     Net deferred tax asset              $116,301    $84,548

12.  Employee Benefit Plans
Employee Incentive Plans
Under a discretionary program effective January 1, 1986 and reviewable annually by the Company's Board of Directors, the Company contributed 11% of consolidated operating profits before incentives (excluding IGT-Australia) equally to the following three employee incentive plans: profit sharing and 401(k) plan; cash sharing; and management bonus. The total annual contributions under all three plans were $22.7 million, $21.8 million, and $17.5 million in fiscal 1997, 1996 and 1995, respectively.

The profit sharing plan was originally adopted in 1980 for the Company's employees working in the United States. Benefits vest over a seven year period of employment. Effective January 1, 1993, the Company began distributing a portion of the profit sharing plan contribution under a 401(k) retirement plan matching program. Per the plan agreement, the Company matches 100% of employee contributions up to $500 and an additional 50% of the next $500 contributed by the employee. This allows for maximum annual Company contributions of $750 to each employee's 401(k) account. These contributions vest immediately. In fiscal 1997, 1996, and 1995, the Company match portion of the total profit sharing contribution was $933,000, $913,000, and $938,000, respectively. The Company's foreign subsidiaries have similar retirement plans.

The cash sharing plan calls for semi-annual distributions to all non IGT-Australia employees. IGT-Australia has a similar plan designed as a superannuation program. The management bonuses are paid out annually to key employees throughout the Company.

Stock-Based Compensation Plans
The Company has three stock-based compensation plans, which are described below.

Employee Stock Purchase Plan
Effective February 26, 1987, the Company adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of the Company's common stock. The term of each option is 12 months, and the exercise date is the last day of the option period. Only those employees who have completed 12 months of continuous service with the Company are eligible. Employees who are officers, 5% or more shareholders, employees receiving more than $80,000 in annual compensation and employees of certain subsidiaries are excluded.

An aggregate of 2.4 million shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. 795,000 shares were available under this plan at September 30, 1997.

Restricted Stock Awards
In March 1996, 600,000 shares were issued to six employees at a price of $.01 per share. In accordance with employment agreements, two of these restricted stock awards vest in two equal installments upon the second and third anniversaries of the award and the other four vest in three equal installments upon the second, third and fifth anniversaries of the award. Dividends on the shares issued are paid to the employees. The unvested shares issued to the employees are subject to repurchase by the Company at $.01 per share if the employee's employment terminates for certain reasons prior to the vesting of such shares.

In February 1997, the Company amended the 1993 Stock Option Plan to permit the grant of restricted stock awards of a fixed number of shares to participants determined by the Company's Board of Directors. Restricted stock awarded to a participant may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. 200,000 shares were awarded to participants in fiscal 1997 at a price of $.01 per share as determined by the Board of Directors. 40% of these restricted shares will vest in August 1999 and the remainder will vest in August 2001.

Stock Option Plans
In 1981, the Company adopted a Stock Option Plan under which nonqualified and incentive stock options to purchase up to 27.1 million shares may be granted. This plan expired in December 1996. In 1993, the Company adopted an additional Stock Option Plan under which nonqualified and incentive stock options to purchase up to 5.0 million shares may be granted to employees and up to 250,000 nonqualified stock options may be granted to non-employee directors of the Company.

Options have been granted at fair market value on the date of grant and, except for non-employee director options, typically vest ratably over five years although a shorter period may be provided, and expire 10 years subsequent to the grant. At September 30, 1997, options to purchase 1.3 million shares were available for grant under the plans.

In May 1995, the Company offered to reprice outstanding options to $12.75 per share. Pursuant to such agreement, options to purchase approximately 1.3 million shares were exchanged. The newly granted options are exercisable over a five-year period.

                                          Number     Weighted Average
                                        of Shares     Exercise Price

  Outstanding at September 30, 1994    3,519,755         $15.58
  Granted                              2,269,120         $13.85
  Forfeited or expired                (1,736,426)        $23.69
  Exercised                             (572,047)        $ 3.36

  Outstanding at September 30, 1995    3,480,402         $12.64
  Granted                              2,581,189         $13.59
  Forfeited or expired                (1,327,561)        $16.78
  Exercised                             (482,995)        $ 5.86

  Outstanding at September 30, 1996    4,251,035         $12.64
  Granted                              1,876,361         $18.07
  Forfeited or expired                  (271,557)        $13.98
  Exercised                             (299,102)        $ 8.56

  Outstanding at September 30, 1997    5,556,737         $14.56

  Options exercisable at September 30,
           1997                        2,366,978         $12.76
           1996                          764,285         $ 8.93
           1995                        1,052,016         $ 9.85


Valuation of Stock-Based Compensation Plans
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on October 1, 1996. As permitted by SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25 to its stock-based compensation. Accordingly, no compensation expense has been recognized for the stock option and employee stock purchase plan. The compensation expense that has been charged against income for the restricted stock award plan was $2.6 million and $1.2 million for fiscal 1997 and 1996, respectively. SFAS No. 123 requires compensation expense to be measured based on the fair value of the equity instrument awarded.

If   compensation  expense  for  the  Company's  three   stock-based
compensation plans had been determined in accordance with  SFAS  No.
123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below.
                                        Years Ended September 30,
                                           1997        1996

     (Dollars in thousands, except
      per share amounts)
     Net income
       As reported                       $137,247     $118,017
       Pro forma                          132,506      115,251
     Primary earnings per share
       As reported                       $   1.13     $   0.93
       Pro forma                             1.09         0.90
     Fully diluted earnings per share
       As reported                       $   1.12     $   0.92
       Pro forma                             1.08         0.90
     Weighted average fair value of
      options granted during the year    $   6.27     $   3.98

     Weighted average fair value of
      restricted stock awards granted
      during the year                    $  18.24     $  14.16

The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issues with a remaining life of 1.5 years) of 5.6% and 5.1%; dividend yields of .71% and .73%; volatility factors of the expected market price of the Company's common stock of .44 and .46; weighted-average expected life of stock options of 1.5 years and an expected life of
1.0 years for employee stock purchases.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

13.  Related Party Transactions

Related  party  transactions included in the consolidated  financial statements are as follows:
                                        1997       1996       1995

     (Dollars in thousands)
     Years Ended September 30,
        Total revenues                $35,601    $11,843    $21,864

     September 30,
      Accounts receivable             $25,433    $ 1,151    $   663
      Current maturities of
       long-term notes and contracts
       receivable                       1,831      2,911      8,744
        Long-term notes and contracts
         receivable                       123      2,474      2,801

The Company has entered into a number of joint venture agreements (the "Ventures") with various gaming or gaming related companies. Activities of these Ventures include placement of progressive system and other participation games, pursuit of video lottery opportunities of pari-mutuel based wagering. The Company owns a 50% share in each of the Ventures and recognized net revenues of $13.2 million during fiscal 1997. During the year, $28.4 million in asset and expense transfers and $538,000 in capital contributions were made to the Ventures. At September 30, 1997, the Company had accounts receivable balances from these Ventures of $24.3 million. The largest aggregate amount of indebtedness outstanding at any time during the year was $24.3 million.

A member of the Company's Board of Directors is an officer of, and has an equity interest in, a Nevada gaming business from which the Company recognized revenues of $956,000, $536,000 and $1.8 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The Company had contracts and accounts receivable balances from this customer of $243,000 and $357,000 at September 30, 1997 and 1996, respectively. The largest amount of indebtedness outstanding during the year was $415,000. He is also a director and officer of the parent company of additional gaming businesses, from which the Company recognized revenues of $21.5 million, $11.3 million, and $19.9 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The Company had contracts and accounts receivable balances from these businesses of $1.3 million and $3.7 million at September 30, 1997 and 1996, respectively. The largest aggregate amount of indebtedness outstanding at anytime during the year was $10.6 million.

Effective October 1, 1993, the Company entered into an Agreement with National Holdings, Inc. ("NHI") to form IGT-NHI Joint Venture Company ("IGT-NHI") to engage in the business of supplying and operating bingo halls and electronic gaming devices in the Peoples Republic of China. Prior to the dissolution of IGT-NHI in fiscal 1997, the Company had a 33% ownership interest in IGT-NHI. During fiscal 1997, the Company wrote off the receivables from IGT-NHI, totaling $401,000 and $1.9 million, respectively. These balances were substantially reserved in fiscal 1996. At September 30, 1996, IGT-NHI owed the Company $386,000 on a line of credit and $1.9 million on an equipment loan.

The Company entered into a joint venture agreement with a wholly-owned subsidiary of Ladbroke Group PLC to form Ladbroke Gaming Argentina ("LGA") on January 27, 1995. LGA, 50% of which was owned by the Company, was formed to install gaming machines and conduct gaming operations within authorized gaming establishments in Argentina. In May, 1996, the Company sold its investment in LGA, recognizing a loss of $912,000. No revenues from this joint venture were recognized in fiscal 1997 or 1996. At September 30, 1997 and 1996, LGA owed the Company $400,000 and $1.6 million, respectively, with repayment terms of $100,000 per month, for the sale of this investment. During fiscal 1995, the Company recognized revenues of $173,000 from sales to LGA.

14.  Supplemental Statement of Cash Flows Information
Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment in the years ended September 30, 1997, 1996 and 1995 of $12,000, $143,000 and $1.1 million, respectively.

The Company manufactured gaming machines which are used on its proprietary systems and are leased to customers under operating leases. As a result, transfers between inventory and property, plant and equipment totaling $11.0 million, $21.0 million and $11.2 million were made in fiscal 1997, 1996, and 1995, respectively.

The Company had dividends declared, but not yet paid at September 30, 1997, 1996 and 1995, totaling $3.4 million, $3.8 million and $3.9 million, respectively.

No common stock was acquired during fiscal 1997 in connection with stock option exercises. During fiscal 1996 and 1995, common stock with a cost of $51,000 and $38,000, respectively, was acquired in connection with stock option exercises for the same amounts. The stock option exercise price on employee stock options may be paid to the Company by the employee by submitting previously held common stock of the Company.

The tax benefit of stock options totaled $278,000, $905,000 and $1.7 million for the years ended September 30, 1997, 1996 and 1995, respectively.

Payments of interest for the years ended September 30, 1997, 1996 and 1995 were $30.5 million, $26.3 million and $21.3 million, respectively. Payments for income taxes for the years ended September 30, 1997, 1996 and 1995 were $97.0 million, $102.1 million and $91.2 million, respectively.

15.  Business Segments

The  Company  operates  principally in two lines  of  business:   the
manufacture  of  gaming  products and gaming operations.   The  table
below  presents information as to the Company's operations  in  these business segments.
                                          Years Ended September 30,
                                        1997         1996        1995

  (Dollars in thousands)
  Revenues
   Manufacture of gaming products   $  461,150     $  481,652   $416,424
   Gaming operations                   282,820        251,800    204,362
     Total                          $  743,970     $  733,452   $620,786
  Operating Profit
   Manufacture of gaming products   $  109,730     $  115,370   $ 99,054
   Gaming operations                   114,769         89,887     74,428
     Total                             224,499        205,257    173,482
   Other expense, including interest
     expense                           (11,874)       (20,854)   (28,718)
  Income Before Income Taxes        $  212,625     $  184,403   $144,764
  Capital Expenditures
   Manufacture of gaming products   $    4,676     $   38,420   $ 25,351
   Gaming operations                     2,255          5,817      7,242
   Corporate                            26,157         27,338     10,944
     Total                          $   33,088     $   71,575   $ 43,537
  Depreciation and Amortization
   Manufacture of gaming products   $    4,668     $    3,201   $  2,855
   Gaming operations                    19,683         15,846     13,963
   Corporate                            10,673         11,455     11,078
     Total                          $   35,024     $   30,502   $ 27,896
  Identifiable Assets
   Manufacture of gaming products   $  404,150     $  402,464   $378,288
   Gaming operations                   600,918        440,729    292,518
   Corporate                           209,984        310,994    300,892
     Total                          $1,215,052     $1,154,187   $971,698

The  Company's  operations  are  based  in  the  United  States  and
internationally.   The table below presents information  as  to  the
Company's operations by these two regions.
                                          Years Ended September 30,
                                        1997        1996        1995

  (Dollars in thousands)
  Revenues
   Domestic
     Unaffiliated customers         $  601,934   $  612,071   $564,849
     Inter-area transfers               30,455       33,774     21,006
   International                       142,036      121,381     55,937
   Eliminations                        (30,455)     (33,774)   (21,006)
     Total                          $  743,970   $  733,452   $620,786

  Operating Profit (Loss)
   Domestic                         $  205,331   $  198,886   $179,389
   International                        19,168        6,309     (5,644)
   Eliminations                              -           62       (263)
     Total                             224,499      205,257    173,482
   Other expense, including interest
     expense                           (11,874)     (20,854)   (28,718)

  Income Before Income Taxes        $  212,625   $  184,403   $144,764

  Identifiable Assets
   Domestic                         $1,092,317   $1,047,383   $913,011
   International                       122,735      106,804     58,687
     Total                          $1,215,052   $1,154,187   $971,698

On a consolidated basis the Company does not recognize intersegment revenues or expenses upon the transfer of gaming products between segments. Operating profit is revenue and interest income related to investments to fund jackpot liabilities less cost of sales and operating expenses, including related operating depreciation and amortization, provisions for bad debts, and an allocation of a portion of selling, general and administrative and research and development expenses. Other expense includes interest expense, interest income and gain (loss) on sale of assets.

During the fiscal years ended September 30, 1997, 1996 and 1995, the Company made net sales of $35.4 million, $61.5 million and $41.0 million, respectively, to Sodak, the Company's principal distributor of gaming products to Native American reservations. These sales aggregated  approximately 8%, 13% and 10%  of  the  Company's  total product sales for the fiscal years 1997, 1996 and 1995, respectively. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales as other means of distribution to this market are available.

The Company had total export sales from the United States of approximately $33.6 million, $24.3 million and $12.4 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

16.  Selected Quarterly Financial Data (Unaudited)

     1997                       First Qtr   Second Qtr   Third Qtr    Fourth Qtr

  (Dollars in thousands,
   except per share amounts and
   stock prices)
  Total revenues                $189,381     $164,371     $163,849     $226,369
  Income from operations          49,774       40,023       41,899       59,741
  Net income                      33,668       27,714       34,472       41,393

  Primary earnings per share    $    .27     $    .22     $    .29     $    .36

  Stock price
   High                         $ 23 1/2     $ 19 3/4     $ 19 1/8     $ 23 1/4
   Low                          $ 17 5/8     $ 16 1/4     $ 15 3/8     $ 16 1/2


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

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)(1)    Consolidated Financial Statements:

                 Reference  is  made  to  the  Index  to   Financial
          Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)    Consolidated Financial Statement Schedule:          Page

          VIII Valuation and Qualifying Accounts               65

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

     10.2 International Game Technology 1993 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1997 Annual Meeting of Shareholders).

     10.3  Employee Stock Purchase Plan

     10.4 Employment Agreement with David P. Hanlon, former Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and Treasurer dated December 1, 1994 and amendment dated January 1, 1995 (incorporated by reference to Exhibit 10.8 to Registrants Report on Form 10-K for the year ended September 30, 1996).

     10.5  Employment  Agreement  with Robert A. Bittman,  Executive  Vice
           President, Product Development dated March 12, 1996 (incorporated by reference to Exhibit 10.9 to Registrants Report on Form 10-K for the year ended September 30, 1996).

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

     10.6  Form   of  officers  and  directors  indemnification  agreement
           (incorporated by reference to Exhibit 10.10 to Registrants Report on Form 10-K for the year ended September 30, 1996).

     10.7 Credit Agreement by and among International Game Technology and the Bank of New York, Wells Fargo and other banks, dated May 22, 1997 (incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1997).

     10.8 Employment Agreement with G. Thomas Baker, President, Chief Operating Officer and Chief Financial Officer dated March 12, 1997.

     11    Computation of Earnings Per Share

     21    Subsidiaries

     23    Independent Auditors' Consent

     24    Power of Attorney (See page 65 hereof)

     27    Financial data schedule

     (b)   Reports on Form 8-K

      No report on Form 8-K was filed during the three-month period ended September 30, 1997.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1997.

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

Signature                   Title                             Date

/s/ Charles N. Mathewson    Chairman of the Board of          December 12, 1997
Charles N. Mathewson        Directors and Chief Executive
                            Officer

/s/ G. Thomas Baker         President, Chief Operating        December 12, 1997
G. Thomas Baker             Officer and Chief Financial
                            Officer

/s/ Maureen T. Imus         Vice President, Finance           December 12, 1997
Maureen T. Imus             (Principal Accounting Officer)

/s/ Albert J. Crosson       Director and Vice Chairman of     December 12, 1997
Albert J. Crosson           the Board of Directors

/s/ John J. Russell         Director                          December 12, 1997
John J. Russell

/s/ Warren L. Nelson        Director                          December 12, 1997
Warren L. Nelson

/s/ Wilbur K. Keating       Director                          December 12, 1997
Wilbur K. Keating

/s/ Frederick B. Rentschler Director                          December 12, 1997
Frederick B. Rentschler

/s/ Claudine B. Williams    Director                          December 12, 1997
Claudine B. Williams

/s/Rockwell A. Schnabel      Director                         December 12, 1997
Rockwell A. Schnabel

SCHEDULE VIII - Consolidated Valuation and Qualifying Accounts

                        Balance at             Increase (Decrease)   Balance
                        Beginning                       in            at End
                        of Period  Provisions   Unrealized Gains    of Period

(Dollars in thousands)
Valuation Allowance on
 Investment Securities:

  Year ended 9/30/95     $  998      $  998         $ 4,461          $4,461

  Year ended 9/30/96     $4,461      $    -         $ 5,261          $9,722

  Year ended 9/30/97     $9,722      $    -         $(8,457)         $1,265



                        Balance at                          Accounts   Balance
                        Beginning                           Written     at End
                        of Period   Provisions  Recoveries    Off     of Period

(Dollars in thousands)
Allowance for
 Doubtful Accounts:

  Year ended 9/30/95    $ 3,956       $2,193      $  9      $  976    $ 5,182

  Year ended 9/30/96    $ 5,182       $3,968      $139      $3,608    $ 5,681

  Year ended 9/30/97    $ 5,681       $4,597      $236      $4,615    $ 5,899


Allowance for
 Doubtful Notes and
 Contracts Receivable:

  Year ended 9/30/95    $13,436       $3,684     $100      $3,606     $13,614

  Year ended 9/30/96    $13,614       $7,655     $ 46      $1,540     $19,775

  Year ended 9/30/97    $19,775       $4,911     $211      $6,668     $18,229



                          Balance at                            Balance
                          Beginning     Income      Income       at End
                          of Period    Deferred   Recognized   of Period

(Dollars in thousands)
Income Deferred
 under the Installment
 Method:

  Year ended 9/30/95      $   587      $ 2,398     $ 2,955     $    30

  Year ended 9/30/96      $    30      $     -     $    30     $     -

  Year ended 9/30/97      $     -      $     -     $     -     $     -


                         Balance at                Disposed        Balance
                         Beginning                  of and          at End
                         of Period    Provisions   Written Off    of Period

(Dollars in thousands)
Obsolete Inventory
Reserve:

  Year ended 9/30/95     $13,864       $ 9,159     $ 8,121       $14,902

  Year ended 9/30/96     $14,902       $12,064     $ 8,801       $18,165

  Year ended 9/30/97     $18,165       $11,381     $14,665       $14,881


Obsolete Fixed Assets
 Reserve:


  Year ended 9/30/95     $   325       $ 1,381     $ 1,247       $   459

  Year ended 9/30/96     $   459       $  (132)    $   327       $     -

  Year ended 9/30/97     $     -       $     -     $     -       $     -