Form 10-Q
period 1997-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 1998-02-11
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending  DECEMBER 31, 1997

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at January 31, 1998
              Common Stock                        113,854,771
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

     These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Management believes that the disclosures are adequate to make the information presented herein not misleading.

Organization

      International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity,
IGT,  and  to  facilitate the Company's initial public offering.   In
addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company:    I.G.T.   -   Argentina  S.A.  ("IGT-Argentina");   I.G.T.
(Australia) Pty. Limited ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe B.V. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-
Iceland");   IGT   Japan  K.K.  ("IGT-Japan");   International   Game
Technology   -  Africa  (Proprietary)  Limited  ("IGT-Africa");   and
International Game Technology S.R. Ltda. ("IGT-Peru").

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

 Condensed Consolidated Statements of Income

                                               Three Months Ended
                                                  December 31,
                                                1997         1996

 (Amounts in thousands, except per share
  amounts)
 Revenues
   Product sales                              $ 95,357      $129,333
   Gaming operations                            69,654        60,048
   Total revenues                              165,011       189,381

 Costs And Expenses
   Cost of product sales                        54,716        68,702
   Cost of gaming operations                    34,495        33,787
   Selling, general and administrative          20,986        23,816
   Depreciation and amortization                 3,366         3,093
   Research and development                      7,276         7,395
   Provision for bad debts                       1,386         2,814
   Total costs and expenses                    122,225       139,607

 Income From Operations                         42,786        49,774

 Other Income (Expense)
   Interest income                              11,175        10,229
   Interest expense                             (8,789)       (6,892)
   Gain on sale of assets                        1,041           305
   Other                                          (574)         (810)
   Other income, net                             2,853         2,832

 Income Before Income Taxes                     45,639        52,606

 Provision For Income Taxes                     15,974        18,938

 Net Income                                   $ 29,665      $ 33,668

 Basic Earnings Per Share                     $   0.26      $   0.27

 Diluted Earnings Per Share                   $   0.26      $   0.27

 Weighted Average Common Shares Outstanding    113,771       125,642

 Weighted Average Common and Common
  Equivalent Shares Outstanding                115,719       127,035


    The accompanying notes are an integral part of these condensed consolidated financial statements.

 Condensed Consolidated Balance Sheets

                                               December 31,   September 30,
                                                  1997            1997

 (Dollars in thousands)
 Assets
   Current assets
      Cash and cash equivalents               $  148,351       $  151,771
      Investment securities, at market value      13,411           14,944
      Accounts receivable, net of allowances
       for doubtful accounts of $6,138 and
       $5,899                                    156,340          173,783
      Current maturities of long-term notes
       and contracts receivable, net of
       allowances                                 65,250           74,686
      Inventories, net of allowances for
       obsolescence of $12,999 and $14,881:
        Raw materials                             60,547           50,484
        Work-in-process                            4,708            3,606
        Finished goods                            42,758           38,354
        Total inventories                        108,013           92,444
      Investments to fund liabilities to
       jackpot winners                            36,876           35,088
      Deferred income taxes                       15,251           18,229
      Prepaid expenses and other                   9,253           10,601
        Total current assets                     552,745          571,546
   Long-term notes and contracts receivable,
    net of allowances and current maturities      29,961           32,524
   Property, plant and equipment, at cost
      Land                                        24,731           25,391
      Buildings                                   73,438           74,366
      Gaming operations equipment                 66,213           66,240
      Manufacturing machinery and equipment       94,180           97,564
      Leasehold improvements                       4,908            5,306
      Construction in progress                     7,400            1,451
      Total                                      270,870          270,318
      Less accumulated depreciation and
       amortization                              (97,103)         (91,842)
      Property, plant and equipment, net         173,767          178,476
   Investments to fund liabilities to jackpot
    winners                                      330,734          313,719
   Deferred income taxes                         104,709           98,072
   Other assets                                   31,856           20,715
      Total Assets                            $1,223,772       $1,215,052


 Condensed Consolidated Balance Sheets

                                              December 31,     September 30,
                                                  1997              1997

 (Dollars in thousands)
 Liabilities and Stockholders' Equity
   Current liabilities
      Current maturities of long-term notes
       payable and capital lease obligations  $   25,484        $   25,414
      Accounts payable                            42,585            46,238
      Jackpot liabilities                         44,336            42,485
      Accrued employee benefit plan
       liabilities                                 9,584            17,147
      Accrued dividends payable                    3,414             3,411
      Accrued income taxes                        17,191                 -
      Other accrued liabilities                   26,683            29,893
        Total current liabilities                169,277           164,588
   Long-term notes payable and capital lease
    obligations, net of current maturities       100,709           140,713
   Long-term jackpot liabilities                 409,899           389,235
   Other liabilities                                 516               669
        Total Liabilities                        680,401           695,205

   Commitments and contingencies                       -                 -

   Stockholders' equity
      Common stock, $.000625 par value;
       320,000,000 shares authorized;
       151,973,501 and 151,882,710 shares
       issued                                         95                95
      Additional paid-in capital                 245,489           243,950
      Retained earnings                          711,233           688,597
      Treasury stock; 38,175,382 and
       38,174,676 shares at cost                (413,635)         (413,617)
      Net unrealized gain on investment
       securities                                    189               822
        Total Stockholders' Equity               543,371           519,847
        Total Liabilities and Stockholders'
         Equity                               $1,223,772        $1,215,052












    The accompanying notes are an integral part of these condensed consolidated financial statements.

 Condensed Consolidated Statements of Cash Flows

                                                 Three Months Ended
                                                    December 31,
                                                 1997          1996

 (Dollars in thousands)
 Cash Flows from Operating Activities
 Net income                                   $ 29,665      $ 33,668
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                 8,707         8,224
   Provision for bad debts                       1,386         2,814
   Provision for inventory obsolescence          1,937         1,754
   Loss on investments and sale of assets       (1,042)         (305)
   Common stock awards                             649           530
   (Increase) decrease in assets:
      Receivables                               26,588       (19,872)
      Inventories                              (20,777)      (16,498)
      Prepaid expenses and other                 1,304        12,155
      Other assets                             (11,177)         (103)
      Net deferred income tax asset, net of
       tax benefit of stock option and
       purchase plans                           12,525         8,862
   Increase in accounts payable and
      accrued liabilities                      (13,820)      (10,455)
   Other                                           (55)          415
      Total adjustments                          6,225       (12,479)
      Net cash provided by operating
       activities                               35,890        21,189


 Condensed Consolidated Statements of Cash Flows

                                                 Three Months Ended
                                                    December 31,
                                                  1997        1996

 (Dollars in thousands)
 Cash Flows from Investing Activities
   Investment in property, plant and
    equipment                                   (3,777)      (9,171)
   Proceeds from sale of property, plant
    and equipment                                  170        7,040
   Purchase of investment securities              (267)      (2,946)
   Proceeds from sale of investment
    securities                                   1,910        9,347
   Proceeds from investments to fund
    liabilities to jackpot winners               9,994        7,599
   Purchase of investments to fund
    liabilities to jackpot winners             (28,797)     (24,565)
      Net cash used in investing activities    (20,767)     (12,696)

 Cash Flows from Financing Activities
   Principal payments on debt                  (55,260)         (71)
   Payments on jackpot liabilities              (9,994)      (7,599)
   Collections from systems to fund jackpot
    liabilities                                 32,509       30,712
   Proceeds from stock options exercised           754          150
   Payments of cash dividends                   (3,455)      (3,785)
   Proceeds from long-term debt                 16,314        2,400
   Payments to purchase treasury stock               -      (40,158)
      Net cash used in financing activities    (19,132)     (18,351)

 Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                             589       (1,117)
 Net Decrease in Cash and Cash Equivalents      (3,420)     (10,975)

 Cash and Cash Equivalents at:
   Beginning of Period                         151,771      169,900
   End of Period                              $148,351     $158,925













    The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Construction of New Cabinet Manufacturing Facility
     The Company is constructing an 85,000 square foot cabinet manufacturing facility adjacent to the corporate headquarters, manufacturing and warehousing facility in Reno, Nevada. The cabinet manufacturing facility is substantially completed, and is scheduled to be operational by the end of March 1998. The total cost is estimated at $4.2 million. As of December 31, 1997, $2.5 million had been incurred for the project.

2.   Notes and Contracts Receivable
     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        December 31,   September 30,
                                           1997            1997

               (Dollars in thousands)
               Current                   $11,157         $ 8,605
               Long-term                   7,967           9,624
                                         $19,124         $18,229

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

     Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a significant portion of its products through third party distributors resulting in significant distributor receivables.
Notes to Condensed Consolidated Financial Statements, (continued)

     Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          December 31, 1997
          Nevada                                        30.6 %
          Native American casinos (distributor)         14.6 %
          Riverboats (greater Mississippi River area)   14.5 %
          South America                                 11.1 %
          Australia                                      5.4 %
          Colorado                                       3.7 %
          Europe                                         2.3 %
          Other regions (individually less than 2%)     17.8 %
           Total                                       100.0 %

     Effective  September  30,  1993, the  Company  sold  its  equity ownership  interest  in CMS-International ("CMS") to  Summit  Casinos-
Nevada,  Inc.  ("Summit"), whose owners include senior  management  of
CMS.  The Company remains as guarantor on certain indebtedness of CMS, which,  at  December  31,  1997, had an  aggregate  balance  of  $14.7
million.   The notes that have been guaranteed are also collateralized by  the  respective casino properties.  Summit has agreed to indemnify and  hold  the  Company harmless against any liability  arising  under these guarantees.  Management believes it is unlikely that the Company will incur losses relating to these guarantees.

5.   Earnings Per Share
     During  the quarter, the Company adopted Statement of  Financial
Accounting  Standards  ("SFAS") No. 128, "Earnings  Per  Share."   The
following  table shows the reconciliation of basic earnings per  share
("EPS") to diluted EPS available to common stockholders:



                                    Three Months Ended December 31,
                                     1997                     1996
(Amounts in thousands,
 except per share amounts)
                                       Weighted                 Weighted
                               Net     Average          Net     Average
                              Income   Shares    EPS    Income  Shares     EPS
Basic EPS                    $29,665   113,771  $0.26  $33,668  125,642   $0.27

Effect of Dilutive
 Securities
  Stock options outstanding        -     1,948               -    1,393

Diluted EPS                  $29,665   115,719  $0.26  $33,668  127,035   $0.27


     Options to purchase 49,668 shares of common stock at December 31, 1997 and 102,583 shares of common stock at December 31, 1996 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common
shares.   The  options, which expire from December  2002  to  December
2007, were still outstanding at the end of the first quarter of fiscal
1998.

6.   Supplemental Statement of Cash Flows Information
     Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

     The Company manufactures gaming machines which are used on its proprietary systems and are leased to customers under capital leases. As a result, transfers between inventory and property, plant and equipment totaling $2.2 million and $5.2 million were made in quarters ended December 31, 1997 and 1996, respectively.

     On December 2, 1997, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on March 3, 1998 to shareholders of record at the close of business on February 2, 1998. At December 31, 1997, the Company had accrued $3.4 million for the payment of this dividend.

     The tax benefit of stock options totaled $135,000 and $247,000 for the three month periods ended December 31, 1997 and 1996, respectively.

     Payments of interest for the three month periods ended December 31, 1997 and 1996 were $9.1 million and $8.2 million, respectively. Payments for income taxes were $1.4 million for the three month periods ended December 31, 1997 and December 31, 1996.

7.   Contingencies
     The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

     The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern
Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern
v. Caesar's World, Inc., et al., which have been consolidated into a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars.

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

     Thereafter, at a status conference in Las Vegas on December 13, 1996, United States District Court Judge David A. Ezra, a visiting judge who has now been assigned all three pending cases identified above, ordered that the plaintiffs in all three cases file a new consolidated complaint incorporating in one document all claims against all defendants. All then pending motions from all parties were ordered deemed as withdrawn without prejudice. The new consolidated complaint was filed in February 1997. Thereafter, the defendants timely filed both a Motion to Strike Plaintiff's Consolidated Amended Complaint based on grounds it exceeded the court's explicit directions and also a renewed Motion to Dismiss for the same reasons that a similar motion had been granted previously. On November 3, 1997, Judge Ezra heard oral argument on all pending motions filed by the defendants.

     In December 1997, Judge Ezra denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. He granted significant parts of the Motion to Strike and directed the plaintiffs to file a Second Amended Consolidated Complaint to which the defendants would be required to answer. It was timely filed and the defendants are in the process of preparing their answer to be filed in February 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

      Net income for the quarter was $29.7 million or $.26 per diluted share versus $33.7 million or $.27 per diluted share in the prior year.

Revenues and Gross Profit Margins
      Revenues for the first quarter of fiscal 1998 totaled $165 million as compared to $189.4 million in the first quarter of fiscal 1997. This fluctuation resulted from lower product sales, partially offset by growth in gaming operations revenue. Product sales totaled $95.4 million and $129.3 million for the quarters ended December 31, 1997 and 1996, respectively. During the current quarter, the Company sold a total of 14,600 gaming machines compared to 23,700 in the first quarter of 1997. Internationally, machine sales totaled 6,000 during the current quarter versus 6,800 during the prior year quarter. The decrease in sales domestically was most pronounced in Nevada and Canada due to fewer casino openings and expansions. International sales included 1,500 machines in Australia and 2,700 machines in Japan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      Revenues from gaming operations in the first quarter increased 16% to $69.7 million compared to $60 million for the same period last year. This increase is due to the additional number of MegaJackpotsT games online at the end of the first quarter of fiscal 1998. The installed base of machines operating on these systems grew to 12,300 at the end of the current quarter compared to 9,500 one year earlier. This increase is primarily attributable to the ongoing popularity of the Wheel of Fortuner game, which is subject to a joint venture with Anchor Gaming. The introduction of MegaJackpotsT in Missouri, along with Super Megabucks and Jeopardyr in Nevada, also contributed to the overall increase.

      Gross profit on total revenues for the first quarter of fiscal 1998 was $75.8 million compared to $86.9 million for the first quarter of fiscal 1997. The gross margin on product sales decreased from 47% in the first quarter of fiscal 1997 to 43% in the current quarter due to lower production volumes and a higher mix of Game King and VisionT series products, which generally have lower gross margins. The gross margin on gaming operations was $35.2 million or 51% versus $26.3 million or 44% for the first quarters of fiscal 1998 and 1997, respectively. This increase in gross profit margin is primarily due to joint venture activities totaling $11.8 million during the current quarter, which are reported net of expenses. This improvement was offset by declining interest rates which increased the costs of interest sensitive assets the Company purchases to fund jackpot payments.

Expenses
      Selling, general and administrative expenses decreased $2.8 million to $21 million in the first quarter of fiscal 1998 in comparison to the same prior year period. This fluctuation resulted from cost reductions both domestically and internationally. Depreciation and amortization expense totaled $3.4 million and $3.1 million for the quarters ended December 31, 1997 and 1996, respectively. This increase is due to depreciation expense on the new administrative facility and an increase in depreciation expense resulting from a higher level of assets in the current period, offset by a decrease in depreciation on international assets which have been fully depreciated.

     Research and development expenses were consistent between the two periods. These expenses totaled $7.3 million for the current quarter compared to $7.4 million for the first quarter of fiscal 1997. The provision for bad debts in the first quarter decreased 50% to $1.4 million compared to $2.8 million recorded in the prior year period. This decline is due primarily to decreased product sales volume.

Other Income and Expense
      The increase in interest income of $946,000 from the prior year period is primarily attributable to an increase in interest income from investments to fund future jackpot payments partially offset by lower interest income from investment securities. Investment securities were sold during the last year to fund purchases of treasury stock, resulting in a decline in interest and dividend income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

     Interest expense of $8.8 million for the quarter ended December 31, 1997 increased from $6.9 million in the prior year quarter as a result of the growth in jackpot liabilities. Additionally, $479,000 of interest expense was incurred on the corporate line of credit in the current quarter. There was no outstanding balance on this line in the first quarter of the prior year. In the prior year period, a larger portion of interest expense associated with construction of the Company's manufacturing facility was capitalized, resulting in an increase in interest expense related to long-term debt in the current period.

     During the first quarter of fiscal 1998, the Company recognized a gain of $1 million on the sale of assets, compared to a gain of
$305,000 in the comparable prior year period. This gain is attributable to the sale of securities during the current quarter. In the first quarter of fiscal 1997, the gain recognized on the sale of the former administrative buildings in Reno, Nevada was offset by the writedown of investments in China.

Liquidity and Capital Resources

Working Capital
      Working capital declined $23.5 million to $383.5 million during the three months ended December 31, 1997. Changes in current assets contributing to the overall fluctuation in working capital include decreases in accounts receivable and current maturities of long-term notes and contracts receivable related to lower sales volume and an increase in inventory domestically. Accrued income taxes increased due to the timing of estimated tax payments, partially offset by a $7.6 million decrease in accrued employee benefit plan liabilities, resulting from payments during the current period.

Cash Flow
     The Company's cash and cash equivalents totaled $148.4 million at December 31, 1997, a $3.4 million decrease from the prior year end. Cash provided by operating activities for the quarters ended December 31, 1997 and 1996 totaled $35.9 million and $21.2 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flow from operating activities.

     The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and use cash to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $3.7 million and $6.1 million for the periods ended December 31, 1997 and 1996, respectively.

     Principal payments on the Company's lines of credit were the primary financing activity use of cash during the current period. Purchases of treasury stock of $40.2 million were the primary use of financing cash in the comparable prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Lines of Credit
      As of December 31, 1997, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At December 31, 1997, $233.2 million was available under this line of credit.

      IGT-Australia had a $10.2 million bank line of credit available as of December 31, 1997. Interest is paid at the lender's reference rate plus a margin of 1%. This line is supported by a comfort letter and guarantee from the Company and has a provision for review and renewal annually in January. At December 31, 1997, $1.3 million was available under this line.

      IGT-Japan had a $5.4 million line of credit available as of December 31, 1997. The line is supported by a guarantee from the
Company and bears interest at 1.7%. At December 31, 1997, approximately $3.1 million was available under this line.

      The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase Plan
      A stock repurchase plan was originally authorized by the Board of Directors in October 1990. As of December 31, 1997, the Company was authorized to purchase a remaining 14.9 million shares under the Board authorization. During the first quarter of fiscal 1998, the Company reacquired 706 shares in connection with an employee stock option exercise for $17,000.

Pending Acquisitions
      The Company has entered into an agreement to purchase the assets of Olympic Amusements Pty. Limited ("Olympic"), a leading Australian manufacturer and supplier of gaming machines and related equipment. Olympic holds approximately the same portion of the Australian gaming market as the Company's existing Australian subsidiary, IGT-Australia. The total purchase price is $104.7 million ($161 million Australian). Approximately $91 million of the purchase price represents goodwill and other intangibles. The purchase price is subject to adjustment based on factors defined in the agreement. The transaction is scheduled to close in February 1998.

      IGT-Australia has a debt agreement pending with the National Australia Bank to fund $97.5 million ($150 million Australian) of the purchase price. The agreement requires quarterly principal payments over five and a half years and bears interest at 5.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Recently Issued Accounting Standards

      On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending September 30, 1998. Management intends to comply with the disclosure requirements of this statement.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the estimated total cost of the Company's new cabinet manufacturing facility; the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of certain indebtedness of CMS; and the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed casinos; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; delays or lack of funding from regulatory agencies for racetrack operations; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

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

Date: February 12, 1998

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance