Form 10-Q
period 1998-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 1998-05-15
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending  MARCH 31, 1998

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at April 30, 1998
              Common Stock                         113,316,485
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

Organization

      International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity,
IGT,  and  to  facilitate the Company's initial public offering.   In
addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company:    I.G.T.   -   Argentina  S.A.  ("IGT-Argentina");   I.G.T.
(Australia) Pty. Limited ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe B.V. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT Japan K.K. ("IGT-Japan"); IGT-UK Limited ("IGT-UK"); International Game Technology - Africa (Proprietary) Limited ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

      IGT  is one of the largest manufacturers of computerized casino
gaming  products and proprietary gaming systems in  the  world.   The
Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The Company also develops and manufactures wide area progressive systems and computer systems which monitor slot machine play and track player activity. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video lottery terminals and has developed specialized video lottery terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems.

     IGT-Argentina was established in December 1993 and has an office in Buenos Aires, Argentina to distribute and market gaming products in Argentina.

      IGT-Australia was established in March 1985 and is located in Sydney, Australia. IGT-Australia manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim. In March 1998 IGT-Australia purchased certain of the assets from Olympic Amusement Pty. Limited which was also a manufacturer and supplier of electronic gaming machines and gaming systems to the Australian gaming market.

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

      IGT-UK was incorporated in January 1998 to acquire Barcrest Limited. The acquisition was completed in March 1998. IGT-UK designs and manufactures gaming machines, including amusement with prize ("AWP") machines, and markets its products in the United Kingdom, Europe and other markets.

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

Condensed Consolidated Statements of Income

                                   Three Months Ended    Six Months Ended
                                       March 31,            March 31,
                                     1998      1997       1998      1997
(Amounts in thousands, except,
 per share amounts)
Revenues
   Product sales                  $ 91,660   $ 98,223    $187,016  $227,557
   Gaming operations                90,430     66,148     160,087   126,198
   Total revenues                  182,090    164,371     347,103   353,755

Costs and Expenses
   Cost of product sales            53,049     53,425     107,766   122,126
   Cost of gaming operations        39,643     32,862      74,135    66,648
   Selling, general and
    administrative                  22,750     26,074      43,733    49,889
   Depreciation and amortization     3,439      2,414       6,806     5,507
   Research and development          8,208      7,289      15,482    14,684
   Provision for bad debts           1,778      2,284       3,164     5,099
   Total costs and expenses        128,867    124,348     251,086   263,953

Income from Operations              53,223     40,023      96,017    89,802

Other Income (Expense)
   Interest income                  11,161     10,144      22,336    20,373
   Interest expense                 (9,202)    (6,876)    (17,992)  (13,769)
   Gain on the sale of assets           39        645       1,081       949
   Other                              (617)      (632)     (1,192)   (1,443)
   Other income, net                 1,381      3,281       4,233     6,110

Income Before Income Taxes          54,604     43,304     100,250    95,912

Provision for Income Taxes          19,112     15,590      35,087    34,528

Net Income                        $ 35,492   $ 27,714    $ 65,163  $ 61,384

Basic Earnings Per Share          $   0.31   $   0.23    $   0.57  $   0.49

Diluted Earnings Per Share        $   0.31   $   0.22    $   0.56  $   0.49

Weighted Average Common Shares
 Outstanding                       113,870    122,710     113,820   124,193

Weighted Average Common and
 Common Equivalent Shares
 Outstanding                       116,129    123,701     116,122   125,399


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets


                                              March 31,    September 30,
                                                1998           1997
(Dollars in thousands)
Assets
 Current assets
   Cash and cash equivalents                $  193,472     $  151,771
   Investment securities at market value        13,041         14,944
   Accounts receivable, net of allowance
    for doubtful accounts of $7,052 and
    $5,899                                     141,326        173,783
   Current maturities of long-term notes
    and contracts receivable, net of
    allowances                                  62,672         74,686
   Inventories, net of allowances for
    obsolescence of $14,347 and $14,881:
    Raw materials                               89,024         50,484
    Work-in-process                              4,588          3,606
    Finished goods                              56,878         38,354
    Total inventories                          150,490         92,444
   Investments to fund liabilities to
    jackpot winners                             38,462         35,088
   Deferred income taxes                        14,800         18,229
   Prepaid expenses and other                   10,576         10,601
    Total current assets                       624,839        571,546
  Long-term notes and contracts receivable,
   net of allowances and current maturities     35,524         32,524
  Property, plant and equipment, at cost
   Land                                         25,407         25,391
   Buildings                                    75,970         74,366
   Gaming operations equipment                  69,698         66,240
   Manufacturing machinery and equipment       110,897         97,564
   Leasehold improvements                        4,500          5,306
   Construction in progress                      4,233          1,451
   Total                                       290,705        270,318
   Less accumulated depreciation and
    amortization                              (102,065)       (91,842)
   Property, plant and equipment, net          188,640        178,476
  Investments to fund liabilities to
   jackpot winners                             344,278        313,719
  Deferred income taxes                        112,314         98,072
  Intangible assets                            133,290          1,273
  Other assets                                  36,397         19,442
   Total Assets                             $1,475,282     $1,215,052





                              (continued)

Condensed Consolidated Balance Sheets (continued from previous page)

                                              March 31,    September 30,
                                                1998           1997
(Dollars in thousands)
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term notes
   payable and capital lease obligations    $   29,154     $   25,414
  Accounts payable                              54,957         46,238
  Jackpot liabilities                           46,767         42,485
  Accrued employee benefit plan liabilities     11,422         17,147
  Accrued dividends payable                      3,404          3,411
  Other accrued liabilities                     30,545         29,893
   Total current liabilities                   176,249        164,588
 Long-term notes payable and capital lease
  obligations, net of current maturities       301,403        140,713
 Long-term jackpot liabilities                 435,823        389,235
 Other liabilities                                 738            669
   Total Liabilities                           914,213        695,205

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.000625 par value;
   320,000,000 shares authorized;
   152,462,309 and 151,882,710 shares
   issued                                           95             95
  Additional paid-in capital                   250,036        243,950
  Retained earnings                            743,973        688,597
  Treasury stock; 38,990,982 and 38,174,676
   shares at cost                             (433,069)      (413,617)
  Net unrealized gain on investment
   securities                                       34            822
   Total Stockholders' Equity                  561,069        519,847
   Total Liabilities and Stockholders'
    Equity                                  $1,475,282    $ 1,215,052












    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                 Six Months Ended
                                                    March 31,
                                                 1998        1997
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                     $ 65,163    $ 61,384
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                   17,423      16,901
 Provision for bad debts                          3,164       5,099
 Provision for inventory obsolescence             5,149       3,834
 Gain on sale of investment securities
  and fixed assets                               (1,081)       (949)
 Common stock awards                              1,204       1,337
 Equity in (income) loss of joint ventures      (27,502)        108
 (Increase) decrease in assets, net of
  effects from acquisitions of businesses:
   Receivables                                   58,208      14,344
   Inventories                                  (46,763)    (35,759)
   Prepaid expenses and other                       131       1,867
   Other assets                                      53         238
   Net deferred income tax asset, net of tax
    benefit of employee stock plans              (8,495)    (22,339)
 Increase (decrease) in accounts payable and
  accrued liabilities, net of effects from
  acquisitions of businesses                     (8,114)      4,501
 Other                                               81        (289)
   Total adjustments                             (6,542)    (11,107)
   Net cash provided by operating activities     58,621      50,277















                              (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                     Six Months Ended
                                                         March 31,
                                                     1998        1997
(Dollars in thousands)
Cash Flows from Investing Activities
 Investment in property, plant and equipment      $  (8,543)   $ (15,355)
 Proceeds from sale of property, plant and
  equipment                                             650        6,495
 Purchase of investment securities                     (341)     (26,605)
 Proceeds from sale of investment securities          2,142       15,287
 Proceeds from investments to fund liabilities
  to jackpot winners                                 18,095       16,708
 Purchase of investments to fund liabilities
  to jackpot winners                                (52,028)     (50,334)
 Investment in joint ventures                          (697)      (3,342)
 Return of capital from joint ventures               11,100            -
 Acquisition of businesses                         (180,509)           -
   Net cash used in investing activities           (210,131)     (57,146)

Cash Flows from Financing Activities
 Proceeds from long-term debt                       294,394        2,356
 Principal payments on debt                        (128,865)      (1,662)
 Payments on jackpot liabilities                    (18,095)     (16,708)
 Collections from systems to fund jackpot
  liabilities                                        68,965       56,732
 Proceeds from employee stock plans                   3,088        2,193
 Payments of cash dividends                          (6,827)      (7,488)
 Payments to purchase treasury stock                (19,451)    (106,283)
   Net cash provided by (used in) financing
    activities                                      193,209      (70,860)

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                         2         (695)
Net Increase (Decrease) in Cash and Cash
 Equivalents                                         41,701      (78,424)

Cash and Cash Equivalents at:
 Beginning of Period                                151,771      169,900
 End of Period                                    $ 193,472    $  91,476








    The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.    Acquisitions
      In late March 1998, the Company completed the purchase of Barcrest Limited ("Barcrest"), a Manchester, England-based manufacturer and supplier of electronic gaming devices and the purchase of certain of the assets of Olympic Amusements Pty. Limited ("Olympic"), a leading manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to the Barcrest and Olympic acquisitions. Accordingly, the aggregate purchase price of $180.5 million was allocated to the net assets of $88.6 million based on estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The excess of the purchase price over the net assets acquired, totaling $91.9 million, was based on preliminary estimates and may be revised at a later date. These acquisitions were funded primarily with additional borrowings on the
Company's line of credit, as well as long-term borrowing by the Company's Australian subsidiary. Due to the timing of these acquisitions, the earnings from the two entities were insignificant to the current periods and are therefore excluded from the Company's quarter and year-to-date income.

2.    Construction of New Cabinet Manufacturing Facility
      The Company completed the construction of an 85,000 square foot cabinet manufacturing facility adjacent to the corporate headquarters, manufacturing and warehousing facility in Reno, Nevada in April 1998. The total cost was approximately $4.6 million.

3.   Notes and Contracts Receivable
     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        March 31,   September 30,
                                         1998           1997

               (Dollars in thousands)
               Current                  $11,235        $ 8,605
               Long-term                  8,450          9,624
                                        $19,685        $18,229

4.   Intangible Assets
     Intangible assets consist of the following:

                                             March 31,   September 30,
                                               1998          1997

               (Dollars in thousands)
               Intellectual property         $ 41,866      $ 1,550
               Excess of cost over net
                assets acquired                91,861            -
                                              133,727        1,550
               Less accumulated
                amortization                     (437)        (277)
                                             $133,290      $ 1,273

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

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:


          March 31, 1998
          Nevada                                          29%
          Riverboats (greater Mississippi River area)     13%
          Atlantic City (distributor and other)           11%
          Europe                                          11%
          South America                                   11%
          Native American casinos (distributor)            7%
          Canada                                           6%
          Colorado                                         5%
          Other regions (individually less than 2%)        7%
           Total                                       100.0%

      Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which, at March 31, 1998, had an aggregate balance of $14.5 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.

7.    Earnings Per Share
      Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Weighted average shares for the three and six month periods ended March 31, 1997 have been restated in accordance with SFAS No. 128. The following tables show the reconciliation of basic earnings per share ("EPS") to diluted EPS available to common stockholders:

                                  Three Months Ended March 31,
                                1998                     1997
(Amounts in thousands,
 except per share amounts)
                                 Weighted                   Weighted
                           Net   Average            Net     Average
                         Income  Shares   EPS     Income    Shares   EPS
Basic EPS               $35,492  113,870  $0.31   $27,714   122,710  $0.23

Effect of Dilutive
 Securities
  Stock options
   outstanding                -    2,259      -         -       991  (0.01)

Diluted EPS             $35,492  116,129  $0.31   $27,714   123,701  $0.22


   Options to purchase 54,000 shares of common stock at March 31, 1998 and 143,000 shares of common stock at March 31, 1997 were not included in the computation of diluted EPS for the respective quarter because the options' exercise price was greater than the average market price of the common shares.

                                     Six Months Ended March 31,
                                 1998                     1997
(Amounts in thousands,
 except per share amounts)
                                Weighted                 Weighted
                          Net   Average           Net    Average
                        Income  Shares   EPS     Income  Shares   EPS
Basic EPS              $65,163  113,820  $0.57   $61,384 124,193  $0.49

Effect of Dilutive
 Securities
  Stock options
   outstanding               -    2,302  (0.01)        -   1,206      -

Diluted EPS            $65,163  116,122  $0.56   $61,384 125,399  $0.49


   Options to purchase 50,000 shares of common stock at March 31, 1998 and 127,000 shares of common stock at March 31, 1997 were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were no transactions in the period April 1, 1998 to May 8, 1998 which would have materially changed the number of common shares or potential common shares outstanding.

8.    Supplemental Statement of Cash Flows Information
      Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

      The Company manufactures gaming machines which are used on its proprietary systems and are leased to customers under operating leases. The net result of transfers between inventory and property, plant and equipment totaled $7.5 million and $17.2 million in the six month periods ended March 31, 1998 and 1997, respectively.

      The tax benefit of stock options totaled $1.6 million and $212,000 for the six month periods ended March 31, 1998 and 1997, respectively.

      Payments of interest for the six month periods ended March 31, 1998 and 1997 were $18.0 million and $14.4 million, respectively. Payments for income taxes were $39.4 million and $55.3 million for the six month periods ended March 31, 1998 and 1997, respectively.

      The fair value of assets acquired and liabilities assumed in conjunction with acquisitions of business during the quarter (see
Note 1) totaled $99.9 million and $11.3 million, respectively.

9.    Contingencies
      The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

      The Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern
Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern
v. Caesar's World, Inc., et al., which have been consolidated into a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States, and certain other gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars.

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

      In December 1997, Judge Ezra denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. He granted significant parts of the Motion to Strike and directed the plaintiffs to file a Second Amended Consolidated Complaint to which the defendants would be required to answer. It was timely filed and the defendants filed their consolidated answer to the Second Amended Consolidated Complaint on February 11, 1998. Thereafter, defendants have filed motions to delay merits discovery pending a determination of class certification issues, which motions were granted by the
Magistrate. At this time, the defendants have served on the plaintiffs' discovery requests dealing with class certification, with responses due on or about May 6, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

      Net income for the quarter was $35.5 million or $.31 per diluted share versus $27.7 million or $.22 per diluted share in the comparable prior year period. The 28% increase in net income was the result of growth in gaming operations revenue and declines in operating expenses, offset by declines in product sales.

Revenues and Gross Profit Margins
      Revenues for the second quarter of fiscal 1998 totaled $182.1 million representing an increase of $17.7 million over the prior year second quarter. This improvement resulted from a 37% increase in gaming operations revenue partially offset by a decline in product sales. Revenues from gaming operations in the second quarter increased to $90.4 million compared to $66.1 million for the same period last year. This increase is due primarily to a 35% increase in the number of machines installed on the Company's MegaJackpotsT systems. The installed base of machines operating on these systems grew to 13,100 at the end of the current quarter compared to 9,700 one year earlier. This increase is primarily attributable to the ongoing popularity of the Wheel of Fortuner game. Strong play on Nevada Megabucks, where the jackpot was more than $15 million at the end of the current quarter, also contributed to the improvement in gaming operations revenues relative to the prior year. The introduction of MegaJackpotsT in Missouri, along with Super Megabucks and Jeopardyr in Nevada, also contributed to the overall increase.

     Product sales totaled $91.7 million and $98.2 million for the quarters ended March 31, 1998 and 1997, respectively. During the current quarter, the Company sold a total of 12,600 gaming machines compared to 16,300 in the second quarter of fiscal 1997. Domestically, 9,100 units were sold during the current quarter compared to 12,900 units sold in the second quarter of fiscal 1997. The decrease in sales domestically was most pronounced in the Nevada, New Jersey and riverboat markets as a result of fewer casino openings and expansions. Internationally, machine sales totaled 3,500 units during the current quarter versus 3,400 during the prior year quarter. Growth in international sales resulted from slight increases in Europe, Japan and Latin America, partially offset by fewer units sold in the Australia market.

      Gross profit on total revenues for the second quarter of fiscal 1998 was $89.4 million compared to $78.1 million for the second quarter of fiscal 1997. The gross margin on gaming operations was $50.8 million or 56% versus $33.3 million or 50% for the second quarters of fiscal 1998 and 1997, respectively. This increase in gross profit margin is primarily due to joint venture activities which are reported net of expenses. Joint venture revenues, net of expenses, totaled $15.7 million during the current quarter and were negligible in the prior year quarter. This improvement was offset by declining interest rates which increased the costs of interest sensitive assets the Company purchases to fund jackpot payments. The gross margin on product sales decreased to 42% in the current quarter from 46% in the prior year quarter as a result of lower domestic volumes and a larger mix of international sales which carry lower margins. Additionally, the higher mix of new products such as Game King and VisionT series products, which generally have lower margin percentages yet higher gross margin dollars, also effected the gross margin percentage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Expenses
      Selling, general and administrative expenses decreased 13% to $22.8 million in the second quarter of fiscal 1998 in comparison to the same prior year period. This fluctuation resulted from cost reductions both domestically and internationally. Depreciation and amortization expense totaled $3.4 million and $2.4 million for the quarters ended March 31, 1998 and 1997, respectively. This increase is due to depreciation expense on the new administrative facility as well as depreciation expense resulting from a higher level of assets in the current period.

      Research and development expenses totaled $8.2 million for the current quarter compared to $7.3 million for the second quarter of fiscal 1997 due primarily to an increase in the number of engineers employed by the Company. The provision for bad debts in the second quarter decreased to $1.8 million from the $2.3 million recorded in the prior year period. This decline is due primarily to lower product sales volume.

Other Income and Expense
      Other income and expense decreased $1.9 million from the comparable prior year quarter. $1.5 million of this decline resulted from lower interest income on investment securities and gains on sales of assets compared to the prior year. Investment securities were sold during the last year to fund purchases of treasury stock, resulting in a decline in interest and dividend income.

     Operation of the Company's MegaJackpotsT systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $600,000 over the comparable prior year period as a result of growth in proprietary systems.

     Interest expense on the corporate line of credit increased $1.0 million compared to the prior year quarter as a result of higher average balances on the line of credit. In the prior year period, a larger portion of interest expense associated with construction of the Company's manufacturing facility was capitalized, resulting in an increase in interest expense related to long-term debt in the current period.

Six Months Ended March 31, 1998 Compared to the Six Months Ended March
31, 1997

     Net income for the first six months of fiscal 1998 was $65.2 million or $.56 per diluted share compared to $61.4 million or $.49 per diluted share in the prior year. Growth in gaming operations revenues, offset by declines in product sales, and declines in operating expenses contributed to this improvement.

Revenues and Gross Profit Margins
      Revenues for the six months ended March 31, 1998 totaled $347.1 million as compared to $353.8 million in the first half of fiscal
1997. This fluctuation resulted from a 27% increase in gaming operations revenue offset by a decline in product sales. Gaming

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

operations revenue totaled $160.1 million and $126.2 million for the six months ended March 31, 1998 and 1997, respectively. Growth in the number of machines installed on the Company's MegaJackpotsT systems and the overall level of play on Nevada Megabucks, contributed significantly to the improvement in gaming operations revenues relative to the prior year. The introduction of MegaJackpotsT in Missouri and Super Megabucks in Nevada, also contributed to the overall increase.

     Product sales revenues were $187.0 million on shipments of 27,200 machines for the current period compared to $227.6 million on shipments of 40,000 machines in the prior year period. Domestically, 17,700 units were sold in the current period compared to 29,800 units in the first half of fiscal 1997. Fewer new casino openings and expansions in North America resulted in the decline in shipments to domestic markets with the decline in the Nevada market being the most pronounced. Internationally, machine sales totaled 9,500 units during the current period versus 10,200 units sold in the first six months of fiscal 1997.

      Gross profit on total revenues was $165.2 million and $165.0 million for the six months ended March 31, 1998 and 1997, respectively. The gross margin on gaming operations was $86.0 million or 54% versus $59.6 million or 47% for the current and prior year periods, respectively. This improvement in gross profit margin is primarily due to joint venture activities which are reported net of expenses. Joint venture revenues, net of expenses, totaled $27.5 million during the current year to date period and were negligible in the prior year. This improvement was offset by declining interest rates which increase the cost of interest sensitive assets the Company purchases to fund jackpot payments. The gross margin on product sales decreased to 42% in the current period from 46% in the prior year as a result of lower domestic volumes and a larger mix of international sales and new products such as Game King and VisionT series products which carry lower margins, yet higher gross margin dollars.

Expenses
      Selling, general and administrative expenses were $43.7 million for the six months ended March 31, 1998, a decline of 12% resulting from cost reductions both domestically and internationally. Depreciation and amortization expense increased $1.3 million compared to the prior year period due to depreciation expense on the new administrative facility and an increase in depreciation expense resulting from a higher level of assets in the current period.

      Research and development expenses for the six months ended March 31, 1998 increased $800,000 compared to the prior year period reflecting the costs associated with higher staffing levels resulting from the Company's increasing focus on new product development. The provision for bad debts declined $1.9 million to $3.2 million compared to the prior year due primarily to lower product sales volume.

Other Income and Expense
     Other income and expense for the six month period ended March 31, 1998 declined $1.9 million as a result of a $1.5 million decrease in interest income from investment securities partially offset by a $1.0 million increase in interest income from investment of proprietary systems  cash.  Also contributing to the decline in other  income  and expense was a $1.7 million increase in interest expense on the corporate line of credit compared to the prior year. In the prior

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

year period, a larger portion of interest expense associated with construction of the Company's manufacturing facility was capitalized, resulting in an increase in interest expense related to long-term debt in the current period.

Liquidity and Capital Resources

Working Capital
      Working capital increased $41.6 million to $448.6 million during the six months ended March 31, 1998. Changes in current assets contributing to the overall fluctuation in working capital include decreases in accounts receivable and current maturities of long-term notes and contracts receivable related to lower sales volume and an increase in inventory domestically. Accrued income taxes increased due to the timing of estimated tax payments, partially offset by a $5.7 million decrease in accrued employee benefit plan liabilities, resulting from payments during the current period. Working capital increased $18.7 million as a result of the acquisitions of businesses (See Note 1 of the Notes to Condensed Consolidated Financial Statements).

Cash Flow
     The Company's cash and cash equivalents totaled $193.5 million at March 31, 1998, a $41.7 million increase from the prior year end. Cash provided by operating activities for the six months ended March 31, 1998 and 1997 totaled $58.6 million and $50.3 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flow from operating activities.

     The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and use cash to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $16.9 million and $6.4 million for the periods ended March 31, 1998 and 1997, respectively.

     Proceeds from additional borrowings of $165.5 million, net of principal repayments, were used to acquire businesses during the period (See Note 1 of the Notes to Condensed Consolidated Financial
Statements). Purchases of treasury stock of $106.3 million were the primary use of financing cash in the comparable prior year period.

Reclassifications
      Certain amounts in the prior period financial statements have been reclassified to be consistent with the presentation used in the current period.

Lines of Credit
     As of March 31, 1998, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At March 31, 1998, $112.6 million was available under this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

     In March 1998, IGT-Australia entered into a facility agreement which includes a $80.7 million note requiring quarterly principal payments commencing in March 1999 through December 2003. The agreement also includes a $20.2 million line of credit. Both the note and line of credit bear interest at various rates. At March 31, 1998, $5.3 million was available under the line of credit.

      IGT-Japan had a $5.3 million line of credit available as of March 31, 1998. The line is supported by a guarantee from the Company and bears interest at 1.7%. Amounts owed under this line were repaid prior to March 31, 1998.

      The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase Plan
      A stock repurchase plan was originally authorized by the Board of Directors in October 1990. As of April 30, 1998, the Company was authorized to purchase a remaining 14.0 million shares under the Board authorization. During the period September 1, 1997 to April 30, 1998, the Company reacquired 901,000 shares for an aggregate purchase price of $21.8 million.

Recently Issued Accounting Standards

      On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending September 30, 1999. Management intends to comply with the disclosure requirements of this statement.

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


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

certain indebtedness of CMS; and the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed casinos; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; delays or lack of funding from regulatory agencies for racetrack operations; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

                      Part II - Other Information

Item 1.  Legal Proceedings
         The information set forth in Note 9 to the Condensed
         Consolidated Financial Statements is incorporated herein by reference.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) On February 17, 1998, the Company held its annual meeting of stockholders.

         (b) The following directors were re-elected to serve until the next annual meeting: Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Warren L. Nelson, Frederick B. Rentschler, John J. Russell, Rockwell A. Schnabel and Claudine B. Williams. These directors constitute all of the directors of the Company. Voting at the meeting was as follows:


               Motion                   Votes Cast For        Votes Withheld
               Albert J. Crosson         98,634,874              472,460
               Wilbur K. Keating         98,632,732              474,602
               Charles N. Mathewson      98,634,478              472,856
               Warren L. Nelson          97,664,180            1,443,154
               Frederick B. Rentschler   98,138,553              968,781
               John J. Russell           98,632,138              475,196
               Rockwell A. Schnabel      98,638,438              468,896
               Claudine B. Williams      98,592,007              515,327

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             10.9 Facility agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; Guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998.

         (b) Reports on Form 8-K
             None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 1998

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/ Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance and
                                        Chief Financial Officer