Form 10-Q/A
period 1998-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 1998-05-19
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q/A

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

                      Part II - Other Information


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

Date:  May 19, 1998

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:      /s/ Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance and
                                        Chief Financial Officer