Form 10-Q
period 1998-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 1998-08-14
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending  June 30, 1998

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 31, 1998
              Common Stock                         112,225,207
           par value $.000625 per share

                    Part I - Financial Information

Item 1.  Financial Statements

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

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

      IGT-Australia was established in March 1985 and is located in Sydney, Australia. IGT-Australia manufactures microprocessor-based gaming products and proprietary systems, and performs engineering, manufacturing, sales and marketing and distribution operations for the Australian markets as well as other gaming jurisdictions in the Southern Hemisphere and Pacific Rim. In March 1998, IGT-Australia purchased certain of the assets from Olympic Amusement Pty. Limited which was also a manufacturer and supplier of electronic gaming machines and gaming systems to the Australian gaming market.

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

Condensed Consolidated Statements of Income

                                   Three Months Ended   Nine Months Ended
                                        June 30,             June 30,
                                     1998      1997       1998      1997
(Amounts in thousands, except,
 per share amounts)
Revenues
   Product sales                  $130,843  $ 87,294    $317,859  $314,850
   Gaming operations                92,139    76,555     252,225   202,753
   Total revenues                  222,982   163,849     570,084   517,603

Costs and Expenses
   Cost of product sales            75,586    49,241     183,351   171,367
   Cost of gaming operations        40,442    38,690     114,578   105,338
   Selling, general and
    administrative                  29,021    21,619      72,755    71,510
   Depreciation and amortization     5,861     3,091      12,667     8,599
   Research and development         11,366     8,139      26,848    22,822
   Provision for bad debts             496     1,170       3,660     6,269
   Total costs and expenses        162,772   121,950     413,859   385,905

Income from Operations              60,210    41,899     156,225   131,698

Other Income (Expense)
   Interest income                  11,181     9,905      33,517    30,277
   Interest expense                (11,195)   (8,132)    (29,187)  (21,900)
   Gain on the sale of assets       10,332    10,414      11,414    11,366
   Other                              (381)   (1,050)     (1,572)   (2,495)
   Other income, net                 9,937    11,137      14,172    17,248

Income Before Income Taxes          70,147    53,036     170,397   148,946

Provision for Income Taxes          24,552    18,564      59,639    53,090

Net Income                        $ 45,595  $ 34,472    $110,758  $ 95,856

Basic Earnings Per Share          $   0.40  $   0.29    $   0.97  $   0.78

Diluted Earnings Per Share        $   0.40  $   0.29    $   0.96  $   0.77

Weighted Average Common Shares
 Outstanding                       113,385   119,242     113,675   122,543

Weighted Average Common and
 Common Equivalent Shares
 Outstanding                       115,154   120,190     115,457   123,728


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                              June 30,    September 30,
                                                1998          1997
(Dollars in thousands)
Assets
 Current assets
   Cash and cash equivalents                $  183,567    $  151,771
   Investment securities at market value        19,731        14,944
   Accounts receivable, net of allowance
    for doubtful accounts of $6,029
    and $5,899                                 145,625       173,783
   Current maturities of long-term notes
    and contracts receivable, net of
    allowances                                  62,464        74,686
   Inventories, net of allowances for
    obsolescence of $14,751 and $14,881:
      Raw materials                             90,648        50,484
      Work-in-process                            8,230         3,606
      Finished goods                            57,983        38,354
      Total inventories                        156,861        92,444
   Investments to fund liabilities to
    jackpot winners                             39,600        35,088
   Deferred income taxes                        15,171        18,229
   Prepaid expenses and other                   13,189        10,601
      Total current assets                     636,208       571,546
  Long-term notes and contracts receivable,
   net of allowances and current maturities     35,066        32,524
  Property, plant and equipment, at cost
      Land                                      19,373        25,391
      Buildings                                 71,835        74,366
      Gaming operations equipment               74,842        66,240
      Manufacturing machinery and equipment    107,779        97,564
      Leasehold improvements                     4,524         5,306
      Construction in progress                       -         1,451
      Total                                    278,353       270,318
      Less accumulated depreciation and
       amortization                           (106,719)      (91,842)
      Property, plant and equipment, net       171,634       178,476
  Investments to fund liabilities to
   jackpot winners                             353,906       313,719
  Deferred income taxes                        112,774        98,072
  Intangible assets                            125,683         1,273
  Other assets                                  40,923        19,442
   Total Assets                             $1,476,194    $1,215,052





                              (continued)

Condensed Consolidated Balance Sheets (continued from previous page)

                                              June 30,    September 30,
                                                1998          1997
(Dollars in thousands)
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term notes
   payable and capital lease obligations     $   19,341    $   25,414
  Accounts payable                               51,517        46,238
  Jackpot liabilities                            49,003        42,485
  Accrued employee benefit plan liabilities      13,907        17,147
  Accrued dividends payable                       3,403         3,411
  Other accrued liabilities                      33,818        29,893
   Total current liabilities                    170,989       164,588
 Long-term notes payable and capital lease
  obligations, net of current maturities        244,442       140,713
 Long-term jackpot liabilities                  460,972       389,235
 Other liabilities                                  214           669
   Total Liabilities                            876,617       695,205

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.000625 par value;
   320,000,000 shares authorized;
   152,503,837 and 151,882,710 shares
   issued                                            95            95
  Additional paid-in capital                    254,939       243,950
  Retained earnings                             779,919       688,597
  Treasury stock; 39,078,000 and 38,174,676
   shares at cost                              (435,496)     (413,617)
  Net unrealized gain on investment
   securities                                       120           822
   Total Stockholders' Equity                   599,577       519,847
   Total Liabilities and Stockholders'
    Equity                                   $1,476,194    $1,215,052












    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                Nine Months Ended
                                                     June 30,
                                                 1998        1997
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                     $110,758    $ 95,856
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                   29,270      26,175
 Provision for bad debts                          3,660       6,269
 Provision for inventory obsolescence             8,039       5,925
 Gain on sale of investment securities and
  fixed assets                                  (11,413)    (11,373)
 Common stock awards                              1,574       1,988
 (Increase) decrease in assets, net of
  effects from acquisitions of businesses:
   Receivables                                   59,356      28,984
   Inventories                                  (59,362)    (30,448)
   Prepaid expenses and other                    (2,500)      5,578
   Other assets                                  10,959        (157)
   Net deferred income tax asset, net of
    tax benefit of employee stock plans          (5,940)    (28,108)
 Decrease in accounts payable and accrued
  liabilities, net of effects from
  acquisitions of businesses                    (16,743)    (10,477)
 Earnings of unconsolidated affiliates in
  excess of distributions                       (19,928)     (4,075)
 Other                                             (175)     (1,051)
   Total adjustments                             (3,203)    (10,770)
   Net cash provided by operating activitie     107,555      85,086















                              (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                Nine Months Ended
                                                     June 30,
                                                 1998        1997
(Dollars in thousands)
Cash Flows from Investing Activities
 Investment in property, plant and
  equipment                                  $ (16,818)   $ (27,257)
 Proceeds from sale of property, plant
  and equipment                                 24,212        7,691
 Purchase of investment securities              (9,398)     (27,677)
 Proceeds from sale of investment securities     4,587       71,091
 Proceeds from investments to fund
  liabilities to jackpot winners                28,369       24,817
 Purchase of investments to fund liabilities
  to jackpot winners                           (73,068)     (79,018)
 Investment in unconsolidated affiliates        (1,422)      (3,342)
 Acquisition of businesses                    (180,790)           -
   Net cash used in investing activities      (224,328)     (33,695)

Cash Flows from Financing Activities
 Proceeds from long-term debt                  363,448        5,133
 Principal payments on debt                   (256,229)      (1,592)
 Payments on jackpot liabilities               (28,369)     (24,817)
 Collections from systems to fund jackpot
  liabilities                                  106,624       96,886
 Proceeds from employee stock plans              6,515        2,740
 Payments of cash dividends                    (10,228)     (11,054)
 Payments to purchase treasury stock           (21,879)    (134,834)
   Net cash provided by (used in) financing
    activities                                 159,882      (67,538)

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                              (11,313)         228
Net Increase (Decrease) in Cash and Cash
 Equivalents                                    31,796      (15,919)

Cash and Cash Equivalents at:
 Beginning of Period                           151,771      169,900
 End of Period                               $ 183,567    $ 153,981








    The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.    Acquisitions
      In late March 1998, the Company completed the purchase of Barcrest Limited ("Barcrest"), a Manchester, England-based manufacturer and supplier of electronic gaming devices and the purchase of certain of the assets of Olympic Amusements Pty. Limited ("Olympic"), a leading manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to the Barcrest and Olympic acquisitions. Accordingly, the aggregate purchase price of $180.8 million was allocated to the net assets of $84.2 million based on estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The excess of the purchase price over the net assets acquired, totaling $96.6 million, was based on preliminary estimates and may be revised at a later date. These acquisitions were funded primarily with additional borrowings on the Company's line of credit, as well as long-term borrowing by the Company's Australian subsidiary. Results of Barcrest and Olympic since acquisition are included in the current quarter results of operations.

2.    Construction of New Cabinet Manufacturing Facility
      The Company completed the construction of an 85,000 square foot cabinet manufacturing facility adjacent to the corporate headquarters, manufacturing and warehousing facility in Reno, Nevada in April 1998. The total cost was approximately $4.4 million.

3.   Notes and Contracts Receivable
     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        June 30,   September 30,
                                         1998          1997

               (Dollars in thousands)
               Current                   $10,612     $ 8,605
               Long-term                   6,442       9,624
                                         $17,054     $18,229


4.   Intangible Assets
     Intangible assets consist of the following:

                                        June 30,   September 30,
                                          1998         1997

               (Dollars in thousands)
               Intellectual property    $ 37,679     $ 1,550
               Excess of cost over net
                assets acquired           90,610           -
                                         128,289       1,550
               Less accumulated
                amortization              (2,606)       (277)
                                        $125,683     $ 1,273

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

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:


          June 30, 1998
          Nevada                                            28 %
          Atlantic City (distributor and other)             12 %
          Riverboats (greater Mississippi River area)       11 %
          South America                                     10 %
          Native American casinos (distributor)              6 %
          Australia                                          5 %
          Colorado                                           5 %
          Canada                                             3 %
          Europe                                             3 %
          Other regions (individually less than 3%)         17 %
           Total                                           100 %

      Effective September 30, 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which, at June 30, 1998, had an aggregate balance of $14.3 million. The notes that have been guaranteed are also collateralized by the respective casino properties. Summit has agreed to indemnify and hold the Company harmless against any liability arising under these guarantees. Management believes it is unlikely that the Company will incur losses relating to these guarantees.

7.    Earnings Per Share
      Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Weighted average shares for the three and nine month periods ended June 30, 1997 have been restated in accordance with SFAS No. 128. The following tables show the reconciliation of basic earnings per share ("EPS") to diluted EPS available to common stockholders:

                                   Three Months Ended June 30,
                                  1998                     1997
(Amounts in thousands,
 except per share amounts)
                                 Weighted                 Weighted
                           Net   Average           Net    Average
                         Income  Shares   EPS     Income  Shares   EPS
Basic EPS               $45,595  113,385  $.40   $34,472  119,242  $.29

Effect of Dilutive
 Securities
   Stock options
    outstanding               -    1,769     -         -      948     -

Diluted EPS             $45,595  115,154  $.40   $34,472  120,190  $.29


   Options to purchase 52,000 shares of common stock at June 30, 1998 and 979,000 shares of common stock at June 30, 1997 were not included in the computation of diluted EPS for the respective quarter because the options' exercise price was greater than the average market price of the common shares.

                                      Nine Months Ended June 30,
                                    1998                     1997
(Amounts in thousands,
  except per share amounts)
                                  Weighted                Weighted
                            Net   Average          Net    Average
                          Income  Shares   EPS    Income  Shares   EPS
Basic EPS               $110,758  113,675 $ .97  $95,856  122,543 $ .78

Effect of Dilutive
 Securities
   Stock options
    outstanding                -    1,782  (.01)       -    1,185  (.01)

Diluted EPS             $110,758  115,457 $ .96  $95,856  123,728 $ .77


   Options to purchase 55,000 shares of common stock at June 30, 1998 and 128,000 shares of common stock at June 30, 1997 were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares. The Company has purchased a total of 2.7 million shares, or approximately 2%, of its outstanding common stock during the period July 1, 1998 to August 13, 1998. There were no other transactions in the same period which would have materially changed the number of common shares or potential common shares outstanding.

8.    Supplemental Statement of Cash Flows Information
      Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

      The Company manufactures gaming machines which are used on its proprietary systems and are leased to customers under operating leases. Property, plant and equipment increased $8.2 million and

$12.4 million in the nine month periods ended June 30, 1998 and 1997, respectively, as the net result of transfers between inventory and fixed assets.

     The tax benefit of employee stock plans totaled $2.9 million and $247,000 for the nine month periods ended June 30, 1998 and 1997, respectively.

      Payments of interest for the nine month periods ended June 30, 1998 and 1997 were $29.3 million and $22.4 million, respectively. Payments for income taxes were $61.4 million and $75.0 million for the nine month periods ended June 30, 1998 and 1997, respectively.

      The fair value of assets acquired and liabilities assumed in conjunction with acquisitions of business during the quarter (see
Note 1) totaled $103.6 million and $19.4 million, respectively.

9.    Contingencies
      The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

     The Company previously disclosed in its Form 10-K that the exclusive distributorship agreement between the Company and Atlantic City Coin and Slot Service Company ("ACCS") whereby ACCS agreed to sell certain products on behalf of the Company, principally into the Atlantic City, New Jersey market, was expected to end in June 1998 upon expiration of the term of the agreement. ACCS subsequently filed suit against the Company seeking, among other things, injunctive relief under the New Jersey Franchise Practices Act. On July 13, 1998, the Court granted ACCS' motion for injunctive relief, preliminarily enjoining the Company's termination of the 1993 agreement. The Company has appealed the Court's decision. ACCS also seeks damages, alleging breach of contract and other common law claims. A trial date has not been set regarding these claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended
June 30, 1997

      Net income for the three months ended June 30, 1998 was $45.6 million or $.40 per diluted share versus $34.5 million or $.29 per diluted share for the three months ended June 30, 1997. The 32% growth in net income was the result of increases in revenues from both the product sales and gaming operations segments.

Revenues and Gross Profit Margins

      Total revenues for the third quarter of fiscal 1998 were $223.0 million, compared to $163.8 million reported for the prior year third quarter. This improvement reflects a 50% increase in product sales and 20% growth in gaming operations revenues. Gaming operations revenues totaled $92.1 million for the current quarter compared to $76.6 million for the quarter ended June 30, 1997. This growth was due to continued strong performance of the Wheel of Fortuner games, improved play on the Nevada Megabucks system where the jackpot was at a record level at the end of the quarter and the addition of Jeopardy!r in five jurisdictions and Super Megabucks in Nevada since the prior year quarter. The installed base of machines operating on the Company's MegaJackpotT systems grew to 13,900 machines in the current quarter compared to 11,000 one year earlier.

     Product sales totaled $130.8 million and $87.3 million for the quarters ended June 30, 1998 and 1997, respectively. Machine shipments of 22,100 for the current quarter increased 56% compared to the prior year quarter. International product sales revenues contributed to the overall improvement during the third quarter due to the Company's recent acquisitions and the commencement of shipments to new casinos in the Gauteng province of South Africa. International units sales totaled 12,500 and 4,100 for the quarters ended June 30, 1998 and 1997, respectively. Barcrest, the Company's newly acquired subsidiary in the UK, contributed 6,100 units along with approximately 1,000 Olympic units sold in Australia. Domestic shipments totaled
9,500 units compared to 10,100 units in the prior year period. Although domestic shipments declined approximately 5%, domestic product sales revenues increased $9.6 million as a result of the growing mix of new products, including VisionT and Game KingT, which have higher average sales prices.

      Gross profit on total revenues for the third quarter of fiscal 1998 was $107.0 million compared to $75.9 million for the third quarter of fiscal 1997. The gross profit margin on gaming operations revenue grew to 56% in the current quarter from 49% in the third quarter of fiscal 1997. This improvement was primarily due to profits from joint venture activities of $18.6 million, which for accounting purposes are reported net of expenses in gaming operations revenue, partially offset by higher costs of interest sensitive assets which the Company purchases to fund jackpot payments. The gross margin on product sales was 42% during the third quarter versus 44% in the same period last year. This decrease was primarily attributable to a higher percentage of international sales in the quarter and an increasing mix of new platform products. The new platform products, such as VisionT and Game KingT, have lower gross margin percentages, yet higher gross margin dollars.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Expenses

      Third quarter results include the expenses of the newly acquired Barcrest and Olympic businesses. Selling, general and administrative expenses increased $7.4 million to $29.0 million for the quarter ended June 30, 1998 due primarily to acquisitions along with increased marketing expenses. Goodwill amortization from acquisitions contributed approximately $2.2 million to the increase in depreciation and amortization expense over the comparable prior year period.

      Research and development expense increased to $11.4 million for the quarter ended June 30, 1998 from $8.1 million in the prior year quarter. The additional research and development centers in the UK and Australia and the Company's commitment to new product development domestically contributed to the increase. Bad debt expense declined relative to the third quarter of fiscal 1997 as the Company aligned the receivable reserve with favorable collection experience.

Other Income and Expense

     Other income for the quarter decreased $1.2 million from the same quarter of fiscal 1997. Operation of the Company's MegaJackpotT systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $800,000 over the comparable prior year period as a result of growth in proprietary systems. Interest expense on the corporate and Australian lines of credit increased $2.0 million over the June 30, 1997 quarter due to borrowings related to the recent acquisitions.

     The Company sold its Australian manufacturing and office facility at a gain of approximately $10.4 million during the quarter. The Company will lease back approximately one third of the facility for its Australian operations. The gain on the sale of assets in the prior period related to sales of investment securities.

Nine Months Ended June 30, 1998 Compared to the Nine Months Ended June
30, 1997

      Net income for the nine months ended June 30, 1998 was $110.8 million or $.96 per diluted share compared to $95.9 million or $.77 per diluted share for the nine months ended June 30, 1997. Growth in gaming operations revenues and profitable results from newly acquired businesses contributed to the overall increase in net income.

Revenues and Gross Profit Margins

      Revenues for the nine months ended June 30, 1998 totaled $570.1 million as compared to $517.6 million for the first nine months of fiscal 1997. This increase resulted primarily from 24% growth in gaming operations revenues. Revenues from gaming operations were $252.2 million and $202.8 million for the nine months ended June 30, 1998 and 1997, respectively. Continued popularity of the Wheel of FortuneR games and increased play on Nevada Megabucks due to a record level jackpot, contributed to the increase in gaming operations revenues. At June 30, 1998, the Company had approximately 13,900 MegaJackpotT machines online including 4,900 Wheel of FortuneR games,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

compared to a total of 11,000 machines including 2,000 Wheel of FortuneR games last year. Total joint venture games were approximately 5,900 at the end of June. New system introductions including Jeopardy!R in five jurisdictions and Super Megabucks in Nevada also positively impacted gaming operations revenue relative to the prior year. The current year-to-date period benefited from a full nine months of play in the Missouri market where the Company introduced MegaJackpotsT in the third quarter of fiscal 1997.

     Product sales revenues were $317.9 million and $314.9 million for the nine months ended June 30, 1998 and 1997, respectively. Domestically, product sales for the first nine months of fiscal 1998 totaled $203.5 million on shipments of 27,300 units compared to revenues of $233.3 million on sales of 39,900 units reflecting a decline in unit volume offset by improvement in the average unit price. Machine shipments to the Nevada market declined due to fewer new casino openings in the current period compared to the prior year period. The improvement in average price resulted from the increased mix of new platform products, including VisionT and Game KingT, which grew from 29% of the total units at the beginning of the year to over 40% at the end of the period.

     The decline in domestic machine shipments was partially offset by a 54% increase in sales to international markets due primarily to the Company's recent international acquisitions. International machine sales totaled 22,000 for the period ended June 30, 1998 versus 14,300 in the comparable prior year period. Since its acquisition in March 1998, Barcrest has sold 6,100 units. Approximately 1,000 Olympic units were sold in Australia over the same period.

      The gross profits on total revenues were $272.2 million and $240.9 million for the nine months ended June 30, 1998 and 1997, respectively. The gross margin on gaming operations revenue improved to 55% from 48% in the year earlier period. This improvement resulted from the Company's share of joint venture profits of $46.1 million which, for accounting purposes, are recorded net of expenses in gaming operations revenues, partially offset by higher costs of interest-sensitive assets the Company purchases to fund jackpot payments. The gross margin on product sales was 42% for the current period versus 46% for the prior year period. This decrease was primarily attributable to a higher percentage of international sales which carry lower gross margins and an increasing mix of new platform products.

Expenses

      Selling, general and administrative expenses increased $1.2 million to $72.8 million due primarily to additional expenses from the newly acquired businesses. Depreciation and amortization expense increased $4.1 million over the prior year due to goodwill amortization related to the Barcrest and Olympic acquisitions as well as increased depreciation on the domestic administrative facility.

      Research and development expenses for the nine months ended June 30, 1998 increased $4.0 million versus the comparable fiscal 1997 period as result of the product development domestically and the additional engineering centers in the UK and Australia. Bad debt expense for the year to date period declined $2.6 million due to favorable experience with uncollectible accounts and notes receivable.

Other Income and Expense

     Other income and expense for the nine month period ended June 30, 1998 declined $3.1 million due to a $3.2 million increase in interest expense on the corporate line of credit partially offset by an increase in interest income from investment of systems cash. The gain

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

on the sale of assets in the current period resulted from the sale of the Australian manufacturing and office facility at a gain of approximately $10.4 million. The gain on the sale of assets in the prior period related to sales of investment securities.

Liquidity and Capital Resources

Working Capital

      Working capital increased $58.3 million to $465.2 million during the nine months ended June 30, 1998. Working capital increased $17.9 million as a result of the acquisitions of businesses (See Note 1 of the Notes to Condensed Consolidated Financial Statements). Changes in current assets contributing to the overall fluctuation in working capital include decreases in accounts receivable and current maturities of long-term notes and contracts receivable related to lower sales volume and an increase in inventory domestically. Accrued income taxes increased due to the timing of estimated tax payments, partially offset by a $3.2 million decrease in accrued employee benefit plan liabilities, resulting from payments during the current period.

Cash Flow

     The Company's cash and cash equivalents totaled $183.6 million at June 30, 1998, a $31.8 million increase from the prior year end. Cash provided by operating activities for the nine months ended June 30, 1998 and 1997 totaled $107.6 million and $85.1 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flow from operating activities.

     The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and use cash to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $33.6 million and $17.9 million for the periods ended June 30, 1998 and 1997, respectively.

     Proceeds from additional borrowings of $107.2 million, net of principal repayments, were used to acquire businesses during the period (See Note 1 of the Notes to Condensed Consolidated Financial
Statements). Purchases of treasury stock of $134.8 million were the primary use of financing cash in the comparable prior year period.

Reclassifications

      Certain amounts in the prior period financial statements have been reclassified to be consistent with the presentation used in the current period.

Lines of Credit

      As of June 30, 1998, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by any amounts used as security for letters of credit. At June 30, 1998, $157.6 million was available under this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

     In March 1998, IGT-Australia entered into a facility agreement which includes a $72.4 million note requiring quarterly principal payments commencing in March 1999 through December 2003. The agreement also includes an $18.1 million line of credit which is supported by a guarantee from the Company. Both the note and line of credit bear interest at various rates. At June 30, 1998, $18.1 million was available under the line of credit.

     IGT-Japan had a $4.9 million line of credit available as of June 30, 1998. The line is supported by a guarantee from the Company and bears interest at 1.8%. At June 30, 1998, $3.5 million was available under this line of credit.

      The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase Plan

      A stock repurchase plan was originally authorized by the Board of Directors in October 1990. As of July 31, 1998, the Company was authorized to purchase a remaining 12.7 million shares under the Board authorization. During the period October 1, 1997 to August 13, 1998, the Company reacquired 3.6 million shares for an aggregate purchase price of $85.3 million, including a total of 2.7 million shares purchased since June 30, 1998.

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

      On June 30, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending September 30, 2000. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Year 2000 Compliance

     At June 30, 1998, the Company had substantially completed its assessment phase to identify and evaluate the changes to computer systems necessary to achieve a year 2000 date conversion with no affect on customers or disruption to business operations. A significant portion of the software remediation costs are not likely to be incremental to the Company, but rather will represent the redeployment of existing information technology resources. As a result of the redeployment of internal resources for the year 2000 project, certain enhancements of the Company's current systems will be postponed. The Company does not expect that the cost of remediation efforts, which are currently in progress, or the postponement of these projects will have a significant impact on the Company's financial condition or results of operations.

     The Company is in the process of obtaining assurances from software vendors that timely updates will be made available to ensure that all purchased software will be year 2000 compliant. The Company has communicated formally with all of its significant suppliers to determine the extent to which the Company is vulnerable to year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes it is unlikely that it will incur any losses relating to its guarantee of certain indebtedness of CMS; the statement that the outcome of pending legal actions will not have a material adverse effect on the Company's financial position or results of operations; the growing mix of new platform products; the statement that software remediation costs are not likely to be incremental; and the statement that the cost of remediation efforts are not likely to have a significant impact on the Company's financial position or results of operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed casinos; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; delays or lack of funding from regulatory agencies for racetrack operations; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

constructed casinos; changes in player appeal for gaming products; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; fluctuations in foreign exchange rates, tariffs and other barriers and with respect to legal actions, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

                      Part II - Other Information

Item 1.  Legal Proceedings
         The information set forth in Note 9 to the Condensed Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K is incorporated herein by reference.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         The Company hereby advises stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Stockholders must be received by the Company by September 20, 1998. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. A stockholder otherwise desiring to bring discussion before an annual meeting of stockholders (including any proposal relating to the nomination of a director to be elected to the Board of Directors) must submit a proposal that is received at the principal executive offices of the Company on or before December 1, 1998.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             None.

         (b) Reports on Form 8-K
             None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 1998

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/ Maureen Imus
                                        Maureen Imus
                                        Vice President, Finance and
                                        Chief Financial Officer