Form 10-K
period 1998-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 1998-12-15
CIK 353944

FORM 10-K
                    Securities and Exchange Commission
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the Fiscal Year Ended September 30, 1998
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from        to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 28, 1998:
                              $2,443,556,174

The number of shares outstanding of each of the registrant's classes of common stock, as of November 28, 1998:
          107,971,511 shares of Common Stock, $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                          Table of Contents


                               Part I
                                                                Page
Item 1.  Business                                                  2
Item 2.  Properties                                               23
Item 3.  Legal Proceedings                                        24
Item 4.  Submission of Matters to a Vote of Security Holders      24

                               Part II
Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                      25
Item 6.  Selected Financial Data                                  26
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      27
Item 7a. Quantitative and Qualitative Factors about Market Risk   35
Item 8.  Consolidated Financial Statements and Supplementary Data 37
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                      67

                              Part III
Item 10. Directors and Executive Officers of the Registrant       67
Item 11. Executive Compensation                                   67
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                               67
Item 13. Certain Relationships and Related Transactions           67

                               Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                 68
         Signatures                                               70

                               Part I
Item 1.   Business

General
International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate the Company's initial public offering. The Company maintains a presence in all regions where gaming is legal. In addition to its 100% ownership of IGT, each of the following corporations is a direct or indirect wholly-owned subsidiary of the
Company: I.G.T. - Argentina S.A. ("IGT-Argentina"); I.G.T. (Australia) Pty. Limited ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe B.V. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT Japan K.K. ("IGT-Japan"); IGT-UK Limited ("IGT-UK"); International Game Technology - Africa (Proprietary) Limited ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

In March 1998, the Company completed the purchase of Barcrest Limited ("Barcrest"), a Manchester, England-based manufacturer and supplier of gaming related amusement devices and formed IGT-UK. Also in March 1998, the Company purchased certain assets of Olympic Amusements Pty. Limited ("Olympic"), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The Olympic business was consolidated with IGT-Australia.

IGT is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The gaming machine product line includes both spinning reel slot machines and video gaming machines. The Company has developed and operated electronically-linked, inter-casino proprietary gaming machine systems for more than ten years. These systems link gaming machines in various casinos to a central computer which builds a "progressive" jackpot which increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win jackpots substantially larger or more frequent than those available from gaming machines which are not linked to a progressive system. The progressive systems developed and operated by the Company are collectively referred to as MegaJackpots. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video lottery terminals and has developed specialized video lottery terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems. In addition, the Company has developed and sells computerized casino management systems which provide casino operators with slot and table game accounting, player tracking and specialized bonusing capabilities.

Unless the context indicates otherwise, references to "International Game Technology," "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 9295 Prototype Drive, Reno, Nevada 89511; its telephone number is (702) 448-7777.

The following trademarks are owned by IGT and are registered with the U.S. Patent and Trademark Office: International Game Technology; IGT; the IGT logo with spade design; Double Diamond; Megabucks; Player's Edge-Plus; and Red, White & Blue. IGT also owns the trademark rights to the following: Game King; iGame with Design (interactive gaming); IGS; IGT Gaming systems; MegaJackpots; Nickels Deluxe; Slot Line; S-Plus Limited Series; Super Megabucks; Totem Pole; Vision Series; and Vision Slot. Elvis and Wheel of Fortune are registered trademarks of Califon Productions, Inc. Jeopardy! is a registered trademark of Jeopardy Productions, Inc. Five-Deck Frenzy is a trademark of Shufflemaster.

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

For information concerning the revenues, operating results, identifiable assets, and export sales of the Company's two principal lines of business and operations by geographic region, see Note 18 of Notes to Consolidated Financial Statements.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements containing expressions such as "believes," "anticipates," "plans" or "expects."

The Company cautions that such statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q and the Company's operations, financial condition and results of operations are subject to risks and other important factors, including, without limitation, the following: a decline in demand for the Company's gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed or planned casinos; the effect of changes in economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; delays or lack of funding from regulatory agencies; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; a decline in player appeal for the Company's gaming products or an increase in the popularity of existing or new games of competitors; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key Company executives; approval of pending patent applications of parties unrelated to the Company that restrict the ability of the Company to compete effectively with products that are the subject of such pending patents or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by gaming regulatory authorities with respect to Company officers, directors or key employees; the limitation, conditioning or suspension of any Company gaming license; fluctuations in foreign exchange rates, tariffs and other barriers; adverse changes in the credit worthiness of parties with whom the Company has forward currency exchange contracts; the loss of sublessors of the leased properties abandoned by the Company; and, with respect to legal actions pending against the Company, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

Gaming Products
The following schedule sets forth net revenues derived from product sales:


                                          Fiscal Years Ended September 30,
                                             1998       1997       1996
          (Dollars in thousands)
          Gaming machines
           Video products                  $170,622   $181,266   $144,699
           Spinning reel slot               165,403    183,094    254,012
           Amusement with prize              22,019          -          -
           Pachisuro                         17,466     20,569     16,732
             Video gaming terminals           7,660     11,613      2,185
            Other gaming products 1          93,854     64,608     64,024
           Total product sales net revenue $477,024   $461,150   $481,652
_______________
1     Other gaming products includes revenues from casino management systems, parts, equipment and service

The Company develops its gaming products for both domestic and international markets. In domestic markets, the Company targets the traditional casino gaming market and the government-sponsored video machine market. In international markets, the Company targets amusement with prize ("AWP"), casino-style, gaming-hall, and government-sponsored video gaming markets.

Description of Gaming Products
Domestic
Over the past decade, advancements in gaming machine technology, the advent of large, expensive theme-based casinos and growth in legalized jurisdictions have attracted a greater number of North American players to slot and video machines. As a result, slot machine revenue accounts for nearly 75% of total casino revenues. In the current environment, the casino operator is challenged to increase the number of patrons and their length of stay in order to
improve  profitability  in  a  highly  competitive  market.   Casino
operators   are   actively  seeking  out  machines   with   enhanced
entertainment value such as a secondary game or bonusing features, superior graphics and audio, and recognizable game themes. As these new games are installed, the disparity between the older and newer
segments   of  the  floor  widens  and  the  replacement  cycle   is
stimulated.   In  response to this trend, IGT has developed  several
new product lines such as the Game King, the Vision series and the S-
Plus   Limited  which  employ  advanced  technology  to  incorporate enhanced entertainment and communication features while retaining many familiar and popular features of older games.

In the video product line, IGT offers the Game King which is marketed in both the traditional casino gaming and government-sponsored markets. Sales of Game King machines represented 26% and 10% of total domestic units sold by the Company in 1998 and 1997, respectively. The Reduced Instruction Set Computer ("RISC") processor-based technology of the Game King uses Intel's processor, the 80960. The Game King product line offers interactive game play features and graphics in a highly secure and reliable multi-game package. The internal architecture offers customers improved game flexibility and expansion capabilities. The Game King also offers improved security features including silicon signature chips in all PC boards, enhanced door monitoring, and extensive event log with time and date stamp available. The Game King product is approved for use in the government-sponsored jurisdictions of Delaware, Oregon, Rhode Island, Sweden, West Virginia, and the United States Army. Game King is also approved and marketed in all traditional domestic gaming jurisdictions, as well as in Australia. The Game King platform offers single game slots and poker, the most popular being Triple Play Draw Poker, in addition to the stud multi-game formats. An enhanced version of the Game King video platform was introduced at the 1998 World Gaming Congress.

The Company began sales of its new Vision series slot machine in early calendar 1998. Vision sales totaled 16% of unit shipments domestically by the Company in 1998. The Vision series slot integrates traditional spinning-reel games with a state-of-the-art liquid crystal display ("LCD") to graphically display bonus features, game prompts and marketing messages and offers CD quality sound and additional memory. While the Vision series looks and feels  similar  to  the industry standard S-Plus  slot  machine,  it provides enhanced functionality to the casino operator and the player. Vision, like the Game King, utilizes an advanced 80960 Intel processor to provide more application-rich programs. Casino operators have increased game flexibility and customization opportunities with the Vision series. The Vision series is approved for sale in all U. S. gaming jurisdictions as well as jurisdictions within Canada, Europe and South America.

In fiscal 1998, the S-Plus Limited series was added to the Company's spinning reel slot machine product mix. The S-Plus Limited series combines the classic, reliable S-Plus spinning reel platform with top box bonus games jointly developed by IGT and Barcrest, a subsidiary of IGT-UK. Currently, six games for the S-Plus Limited series are approved for sale in Nevada and pending approvals in certain other U. S. jurisdictions.

IGT continues to offer a complete line of traditional spinning reel slot machines sold under the trademark S-Plus. The S-Plus series slot machines use a microprocessor system that accommodates several progressive link configurations, enhanced audit trail functions, selection of game software and optional side-mount or imbedded bill acceptors. S-Plus machines can run existing S-slot programs or the latest partitioned software which facilitates program updates, faster game development and gaming authority approval, and increase overall customer convenience. A game change can occur quickly by selecting a new program chip from IGT's game library and by changing the glass and reel strips. The S-Plus machines are manufactured in various sizes and colors and are offered in several designs including upright and slant-top.

The Company was the first to develop computerized video gaming and under the Players Edge Plus trademark sells a variety of computerized video gaming machines. The machines include video poker and "blackjack" products in the upright, slant-top and drop-in bar models. The Players Edge Plus line is also available in slant-top keno, dual screen keno, bingo, large screen video poker and video slots. Players Edge Plus machines offer player appeal, along with functionality to the operator with features such as multilevel progressives, imbedded and side-mount bill acceptors, enhanced sound packages, imbedded progressive meters and data communication devices. Similar to the S-Plus line, these games now offer an extensive line of partitioned software.

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

In fiscal 1998, IGT began installing the IGT Gaming System ("IGS"). IGS supports casinos' control and information needs and replaces the IGT Smart Marketing and Revenue Tracking ("SMART") system that had been offered in the past. IGS is a 14 module integrated casino system which includes player tracking, pit cage and credit, and slot management, plus specialized modules, including bus scheduling and events management. IGS is operational, approved and marketed in most domestic jurisdictions as well as Australia, Canada and South Africa. In addition to the standard IGT offerings, IGS is programmed to use the player tracking components and bonusing software of Acres Gaming, Inc., a gaming company specializing in the development of ancillary gaming products, to provide the casino operator with an enhanced ability to market to the slot player through slot bonusing (see "Marketing and Sales").

The Company's innovations in slot and video technology have increased the machines' earning potential by improving the ease and speed of play, using local game preferences, enhancing entertainment via sound, bonus features and overall aesthetics, and decreasing down-time through improved reliability and added service features. All new gaming machines offer a wide variety of games, innovative designs, sophisticated security features, self-diagnostic capabilities, and various accounting and data retention functions. The Company's engineering and game design staff continually provide technological improvements and ongoing game development. The visual aspects of the product are upgraded and customized by the Company's graphic design and silkscreen departments.

International
Gaming machines for the casino markets in Europe, South Africa and South America are similar to the spinning reel and video games in the North American market. Features differ in each market but the games are generally multiple coin games with random outcomes paid in coins returned to the customer. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than coins. Gaming machines in Australia, Japan and the United Kingdom markets, however, are produced locally and differ substantially from domestic machines.

The Australian market is the second largest market for casino-type gaming machines. Gaming machines manufactured and sold in Australia utilize video and tokenized play exclusively and include enhanced features such as free games, second screen animations, double up features and touch and turn bonusing. The Australian gaming
machines  are  typically  multi-reel,  multi-line  games  with   low
denominations.

In the United Kingdom, the Company manufacturers and sells AWP machines. An AWP machine is a game of chance with low stake wagering for amusement with low value cash prizes, typically under $10. AWP machines are lower priced machines, approximately half the price of an S-Plus slot machine, which contributes to a replacement cycle of less than 18 months.

In the Japanese market, the Company manufacturers and sells pachisuro machines. A pachisuro machine is a three reel slot machine played with tokens and is considered a skill game which allows the player to control the stopping of the reels. The product is regulated by the Japanese Security Electronics and Communication Agency ("SECTA") which defines all aspects of the game. Like the AWP machines, pachisuro machines are lower priced and have a replacement cycle under 18 months.

Markets for Gaming Products
North American Markets
The total installed base and the Company's share in segments of the North American gaming market at September 30, 1998 is estimated as follows:

                               Installed Base    Machine Sales by IGT
                               Total      IGT       1998     1997
     Casino style
      Nevada                  197,100   154,900    14,100   21,400
      Riverboat                94,400    79,500     6,400   10,400
      Native American          80,800    58,300     5,900    7,000
      Atlantic City            36,000    22,000     2,700    4,800
      Cruise ship              18,400    14,000     2,200    1,900
      Canada                   17,600    10,600     3,500    3,800
      Colorado                 13,600    12,400     2,400      700
      Racetracks                6,000     3,800         -      800
      Other                     2,200     1,800       600    1,100
     Government sponsored
      Canada                  124,000    19,400         -    2,100
     Total North America      590,100   376,700    37,800   54,000


Demand for the Company's products comes principally from four sources: the establishment of new gaming jurisdictions; expansions of casinos; additions of new casinos within existing gaming markets; and the replacement of older machines. Gaming machines have a mechanical life of approximately 10 years, however, replacement cycle times are driven by market preference and technical advancements and as a result, may be significantly shorter. Replacement occurs as a result of technological advances, new designs, improvements in visual characteristics, the development of new games, general wear and tear from use, and the evolving preference of casino patrons. The replacement market has also been fueled by increased competition in the casino industry to provide the customer more entertaining and sophisticated games than traditional slots.

Demand is also influenced by the legalization of gaming in North America. The increased legalization and popularity of gaming as a component of the "leisure time" industry has presented growth opportunities for the Company. In the last decade, the introduction of riverboat gaming in the Midwest U.S., the expansion of Native American Class III casino gaming, the growth in the Nevada market, Canadian market and government-sponsored gaming have expanded markets for gaming machines. While the Company anticipates future growth in the gaming industry, the rate of growth in the North American marketplace has diminished since the substantial growth experienced in the early 1990's. The further expansion of casino-style gaming in any potential jurisdiction will continue to be the subject of public debate with legalization typically requiring a public referendum or other legislative action.

Nevada
Over the past several years, demand for gaming products in this market has been influenced by the construction of new casino properties, the expansion or refurbishment of existing operations and replacement of gaming machines without imbedded bill acceptors. In fiscal 1998, the Company provided gaming machines to two new Las Vegas casinos, the Bellagio, a wholly owned subsidiary of Mirage Resorts, Incorporated and the Reserve Hotel and Casino. In addition, several other Nevada properties to which the Company sold gaming machines underwent smaller-scale expansions in fiscal 1998. The Company estimates that, domestically, 46% of current year sales were to new or expanding properties compared to 55% in fiscal 1997.

Four major new casinos are currently under construction in Las Vegas:
Mandalay Bay, Paris Resort, Seven Circles Resorts and the Venetian. All are scheduled to open in calendar 1999. These new properties are expected to add approximately 8,500 units to the Nevada installed base. The Company, at present, has commitments for product purchases from some, but not all, of these properties.

The Company received replacement orders in fiscal 1998 from various Nevada casinos and anticipates replacement games will continue to be an important component of machine demand. In the past, significant expansion such as that expected in Las Vegas in 1999 and successful implementation of new product lines incorporating such technological advances as bonus features, enhanced sound, multi denomination and cashless features have influenced existing casinos to upgrade products to be competitive. Demand for replacement products is dependent, in part, upon the willingness of casinos to incur the costs associated with replacing existing gaming machines with new machines.

Throughout the 1990's, the addition of new casinos with enhanced entertainment and leisure activities such as upscale retail, world class dining establishments and elaborate shows, has increased demand in the Las Vegas market. The Las Vegas market continues to attract capital investment with several new properties currently under construction or in the early planning stages of development. This growth has a significant impact to the market since historically, new properties have fueled the replacement market by encouraging existing casinos to upgrade to new slot products in order to remain competitive. The following casinos may be developed in fiscal 2001 and beyond: The Aladdin, Desert Inn, Hyatt Lake Las Vegas, Millennium Circus, Rio II and the Sahara Strip. These openings are in various developmental stages at this time and the Company does not have commitments for orders. The completion of potential properties after 1999 may be influenced by the level of success of the newest properties in Las Vegas.

Atlantic City
The Atlantic City market consists of 12 large casinos which are concentrated in the mature boardwalk area and the marina district. During fiscal 1998, there were no new casino openings in Atlantic City and Caesar's was the only casino to initiate an expansion. Boyd Gaming, Mirage Resorts and MGM Grand have announced that they plan to construct new casinos in the H-tract marina area of Atlantic City. Construction of the first project, a Boyd and Mirage joint venture, is estimated to be complete by 2002. The Company does not yet have commitments for product purchases with these casinos. As in Nevada, expansion in this market may contribute to demand for replacement machines in the existing casinos.

The Company sells to this market through a distributor, Atlantic City Coin and Slot Service Company ("ACCS"). See Note 13 of Notes to Consolidated Financial Statements which Note is hereby incorporated by reference.

Midwest Gaming
Riverboat-style gaming began in Iowa in 1991 and as of September 1998 was operating in Illinois, Indiana, Iowa, Louisiana, Mississippi, and Missouri. The installed base of machines in the Missouri market is expected to remain at its current level due to legislation passed in November 1998 allowing riverboats to continue to operate in the moat areas near the river. The Company delivered gaming machines to the new Imperial Palace in Mississippi and Caesars in Indiana during fiscal 1998. Major riverboat operations scheduled to open throughout fiscal 1999 include Beau Rivage in Mississippi with approximately 1,400 machines and Bonneville in Missouri with approximately 950 machines. The Hollywood Casino Resort Shreveport in Louisiana, which is a joint venture between Hollywood Casino Corporation and Sodak Gaming, Inc., is anticipated to open in fiscal 2000 with a potential 1,200 machines. Hollywood Park, Inc. also plans to open a new facility in Indiana during fiscal 2000 with approximately 800 machines. The Company currently has commitments for product purchases from the Beau Rivage, but otherwise does not have commitments for product purchases from these properties.

Although gaming legislation was passed in Detroit, Michigan in 1996, zoning and legislative problems caused several delays. The roadblocks have now been substantially cleared and three temporary casinos are anticipated to open in late 1999, with a potential increase of approximately 6,000 machines to the installed base throughout 1999 and 2000. The permanent casinos are expected to add an additional 4,000 machines to the market in 2001 or after.

Native American Gaming
Casino-style gaming continued to expand on Native American lands during fiscal 1998. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. The Company places machines only with Native American tribes who have negotiated compacts with their respective states and have received approval by the U.S. Department of the Interior.

The Company, through its distributor Sodak Gaming, Inc. ("Sodak"), began selling machines to authorized Native American casinos in 1990. The Company has either directly or through its distributor sold machines to Native American casinos in 17 states. Additionally, Class III compacts are either under consideration, or there has been ongoing litigation between Native American tribes and the state governments in California, Florida, New York and Washington. The favorable resolution and approval of compacts in any of these states may provide additional market opportunities for the Company's products.

In November 1998, a referendum passed in California which authorizes the state to negotiate compacts with Native American tribes to continue to operate casino gaming and could substantially expand Native American gaming in California. However, lawsuits challenging the constitutionality of the measure have been filed. Prior to the November 1998 vote on Proposition 5, the state negotiated and the U.S. Department of the Interior approved 11 Class III gaming compacts. The approved compacts authorized pari-mutuel gaming devices that can be provided by modification of the Company's Game King machine platform. The Company would only commence sales once compacts have been negotiated and approved by the U.S. Department of the Interior and after all litigation has been resolved.

There is also potential for gaming expansion in Washington state. Leaders of 12 tribes and the state Governor recently reached an agreement that would permit electronic gaming devices at the state's Native American casinos. The compact amendments have received the Governor's approval but must still be approved by the U.S. Secretary of the Interior and the Washington Gambling Commission. The market is currently estimated at 10,000 games at maturity.

In addition to potential new markets, the demand for gaming equipment could increase in Native American jurisdictions related to replacements. The replacement of older machines has begun in a number of states which have permitted Native American casinos. Native American gaming experienced rapid expansion in 1992 and 1993, suggesting that a greater proportion of the installed machine base is entering the replacement cycle, based on overall gaming industry trends. Demand for gaming equipment may also increase due to other states, such as Arizona, Michigan and New Mexico, negotiating gaming compacts with previously non-compacted tribal governments or permitting the expansion of existing casinos.

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

In addition to government-sponsored video gaming, various Canadian provincial governments have approved and are operating casino-style gaming. The following provinces have casino operations: Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec, Saskatchewan and Yukon. During fiscal 1998, the Windsor Casino opened a permanent casino in Ontario. The Windsor Casino, the first full service hotel and casino in Canada, installed approximately 2,000 IGT machines during 1998.

Ontario's proposed video lottery program was canceled in April 1998, in favor of installing mechanical spinning reel slot machines in up to 18 horse racing tracks and four new charity casinos. The Ontario Lottery Corporation ("OLC") issued a Request for Proposal ("RFP") in June 1998 calling for up to 13,200 mechanical spinning reel slot machines. The Company has received an order for 3,000 machines in Ontario and expects shipment in early 1999.

Through  the  British  Columbia  Lottery  Corporation  ("BCLC"),  the
province  of  British  Columbia  has  installed  spinning-reel   slot
machines in 17 charitable casinos. In July 1998, the Canadian government approved gaming for seven destination resorts in British
Columbia. The British Columbia market potential could further increase with the proposed addition of gaming at five racetracks and on ten ferry boats.

Other North American Market Segments
Colorado and South Dakota offer limited stakes casino-style gaming throughout specified historic mining towns in the cities of Black Hawk, Central City, Cripple Creek and Deadwood. The Company also markets its machine products to international cruise ship operators.

The Company provides gaming machines through direct sales to government-sponsored and private racetracks in Delaware, Iowa, Rhode Island and West Virginia. The Company also recognizes lease revenue from machines installed at racetrack facilities in Delaware, Rhode Island and West Virginia as discussed in the "Lease and Other Gaming Operations" section.

In 1997, New Mexico passed legislation allowing gaming at Native American casinos, racetracks, and fraternal organizations within the state. Along with the existing casinos, six racetracks would each be allowed to operate 300 gaming machines and approximately 160 fraternal organizations would each be allowed to operate 15 gaming machines. Regulations are currently being drafted and sales are expected to commence spring 1999.

Maryland, Massachusetts, New Hampshire and Pennsylvania are considering the addition of gaming machines to racetrack facilities. Future expansion is anticipated to continue in the pari-mutuel wagering industry, however, the rate and the level of expansion is dependent upon enabling legislation passed by the appropriate state legislatures.

In September 1996, IGT and Dreamport, Inc. ("Dreamport"), an indirect subsidiary of GTECH Holdings Corporation ("GTECH"), formed a joint venture relationship named IGDreamport. In July 1998, IGT and Dreamport terminated the joint venture in terms of future opportunities. There are existing commitments in South Carolina and New Mexico that will continue to be operated under terms of the joint venture agreement.

International Markets
Demand for casino-style gaming products also exists in several international jurisdictions. Traditionally, gaming in international markets has consisted of both casino-style gaming, private clubs and, in some countries, smaller-scale gaming halls. International casinos commonly target the tourist population and are usually located in large urban areas or designated tourist locations. The number of large-scale casinos per jurisdiction may be limited by the government. The casinos may be privately-owned, government-owned or a joint venture between the state and a private operator. Frequently, the investment in these facilities is significant and therefore often managed by world-wide casino operators. In addition, there are corporate and charity-run operations. The Company responds to the specific requirements of a number of international jurisdictions by maintaining a local presence which allows the Company to provide products appropriate for the market.

The number of machines within gaming halls is usually fewer than what is found in casinos and it is common to find numerous halls located throughout a jurisdiction. The types of games within the halls can include AWP machines as well as gaming machines. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than coins. These gaming establishments are usually privately owned and, due to the smaller size of the locations, the investment required is significantly less than that for casino developments.

Australia and New Zealand
The Australian market remains the largest and most established jurisdiction for gaming products outside of North America and is predominately a replacement market. Casino-style gaming has existed in Australia since 1973 and now has an installed base of 6,700. The pub and club market has existed since 1956 and now has an installed base of 150,000. The combined market share of IGT and Olympic machines in Australia and New Zealand is in excess of 58,000 units. The state of New South Wales is the largest and most mature market for gaming machines in Australia, with an estimated installed base of 87,000 gaming machines in 1,800 pubs and 1,500 not-for-profit clubs. The New South Wales market will remain an important aspect of the Company's sales focus, in light of legislation adopted in 1998 allowing for an additional 15 machines per hotel. In addition to New South Wales, several Australian jurisdictions have implemented or are considering the legalization or expansion of gaming operations within their borders. Victoria is Australia's second largest market with an installed base of 26,000 units.

The Company established manufacturing, sales, marketing and distribution operations in Sydney in 1985 and began selling gaming machines in Australia in 1986. In order to access new technologies, a specialized game design staff and greater market share, IGT-Australia acquired the assets of Olympic in March 1998 (see Note 2 of Notes to Consolidated Financial Statements). Olympic has a leading market share and installed base with particular emphasis on the New South Wales market. The Company plans, over time, to integrate the design, manufacturing, service and distribution functions of the two organizations into one primary site in an effort to achieve a number of economies of scale. In fiscal 1998, the Company had sales of approximately 6,000 machines, including 2,000 Olympic machines, compared to approximately 7,700 units in fiscal 1997.

New  Zealand  is a market with both casino-style gaming  as  well  as gaming in pubs and clubs. The current installed base in the New Zealand market is approximately 13,000 gaming machines. Of these, IGT estimates its contribution to be approximately 6,100 units. New regulations enacted in August 1996 considerably relaxed maximum machine numbers and prize levels for gaming machines in pubs and clubs and contributed to increased sales to this market in fiscal 1998 and 1997. Regulations governing numbers of machines per site and prize values may continue to be relaxed, which may allow the Company to grow its market share.

Europe, Middle East and North Africa
The European, Middle Eastern and North African markets are serviced by the Company's sales and distribution center located in The Netherlands. The Company has had a direct sales presence in Europe since 1992, where gaming is prevalent in casinos and non-casino environments such as pubs, bars and arcades. Increasing customer awareness of product availability combined with service and training assistance has contributed to improvements in the Company's share of this market. Within the European markets, AWP machines compete with the casino-style gaming machines.

The Company estimates that throughout Europe, the Middle East and North Africa, the market base of legally installed casino style gaming machines is in excess of 80,000. Of these machines, the Company estimates it manufactured 18,700. In fiscal 1998, the Company made sales of approximately 3,000 machines in this market, compared to 2,800 machines in fiscal 1997. The majority of these machines were sold to casino operations in France, Greece, Lativa, Poland, Portugal and The Netherlands. The Company also made additional sales of video gaming terminals for a linked system in Sweden. The Company does not anticipate substantial growth in the European install base in the near future and therefore, is reliant upon replacement sales.

Under an agreement with the University of Iceland Lottery ("UIL"), the Company supplies video terminals and a central system linking the video terminals. The central system incorporates a progressive jackpot feature. The Iceland system, managed by the UIL, began operating in December 1993 and continues to operate with 330 VLT's manufactured by the Company. In fiscal 1997 this agreement was extended through fiscal 2000.

United Kingdom
To further strengthen IGT's presence internationally, IGT-UK was formed through the purchase of Barcrest in March of 1998 (see Note 2 of Notes to Consolidated Financial Statements). Barcrest manufactures AWP and club jackpot machines for the Great Britain and other European markets. These markets are primarily driven by replacement machine sales. Barcrest also manufactures a top box for sale into U.S. jurisdictions which enhances player appeal by creating bonusing features. The top box has been successfully integrated with the "S-Plus Limited" machine manufactured in North America and may also be introduced in Latin American markets in fiscal 1999.

IGT-UK sells directly in its largest market, the U.K. Machines are also sold through distributors to Germany, Spain, The Netherlands and other smaller European markets. The total European market size for AWP products is 650,000 machines with an annual replacement market of approximately 170,000 machines. The installed base of gaming machines in the U.K. market, which is not expected to grow in the near term, exceeds 200,000 throughout a variety of outlets including pubs, clubs, bingo halls, casinos, licensed betting offices and arcades. Of this number, approximately 55,000 are replaced each year. Since the acquisition of Barcrest, the Company sold 13,100 machines in fiscal 1998 to this market. New products, which are typically priced lower than IGT's domestic S-Plus slot, are being launched in the United Kingdom every four to six weeks. U.K. manufacturers exported approximately 10,000 machines to Europe during the year, of which the Company exported 3,500. Export opportunities arise as various governments recognize the benefits of AWP products. To capitalize upon these opportunities, IGT-UK has research and development centers in Holland and Spain that design machines for various European markets. Each model must comply with the individual country's legislation and machine sales may fluctuate due to the effects of the various currencies in the European markets.

South Africa
South Africa has a highly regulated gaming environment allowing gaming in casinos and the limited payout market ("LPM"). The casino gaming legislation in South Africa permits the provinces to license a total of 40 casinos. The market is divided by province, with each of the nine provinces determining the timing and granting of licenses. There are currently 21 operational casinos in the country, although it is anticipated that as many as eight of the existing operations will be required to close under the provisions of the National Gambling Act. Four casinos opened in fiscal 1998, three owned by Tsogo Sun Holding (Proprietary) Ltd. and one owned by Global Resorts. Four additional casinos are expected to open early in fiscal 1999. The Company anticipates that as many as 31 new casinos may be licensed in the country over the next several years. The Company's sales and service office in Midrand, Gauteng, South Africa serves this market.

All of the South African provinces are in various stages of implementing the provisions of the National Gambling Act regarding casino licensing. The Province of Mpumalanga has awarded three casino licenses out of the four allocated licenses. The Gauteng Province has awarded the six allowable licenses and five casinos are expected to open in fiscal 1999. The Kwazulu Natal province has awarded three small casino licenses and an additional two licenses for large casinos are expected in early calendar 1999. All of the other provinces have enacted gaming legislation and have established gaming boards. By the end of fiscal 1998, the Company became licensed as a supplier/manufacturer in three of the nine provinces and has applications pending in two provinces. The remaining provinces have yet to request applications for licensing.

During fiscal 1998, the Company sold approximately 1,600 casino gaming machines in the Africa casino market, compared to 1,100 units in fiscal 1997. The majority of these were sold in the province of Gauteng, the second province to award licenses based on the new legislation. Both the Kwazulu Natal and Western Cape provinces are expected to announce casino licenses by the end of 1998. The Company is pursuing additional sales of gaming machines to the new facilities contemplated under the South African gaming legislation.

The National Gambling Act and most of the provincial gambling bills also authorize LPM gaming machines in other venues such as bars, taverns, and social or sports clubs. Licensing will be available for operators in both casino style and LPM gaming. All suppliers must be licensed and meet technical specifications in the gaming markets. The specific limitations will be defined in each province's regulations. The first LPM operator licenses for the Mpumalanga Province are expected to be awarded in fiscal 1999.

Japan
The Japanese market consists of approximately 850,000 pachisuro machines in more than 17,000 gaming halls. The Company estimates that no one manufacturer has more than 20% of this installed base. The Japan market is driven by replacements which are estimated at approximately 500,000 machines annually. The Company opened an office in Tokyo in 1992 and established a regional distribution network to market the Company's pachisuro machines. IGT-Japan is a full member in Nichidenkyo, an association of pachisuro manufacturers. Beginning in fiscal 1999, IGT-Japan will also utilize an in-house sales team to market products directly to customers in Tokyo. The Company anticipates ongoing sales efforts through existing distributors, coupled with the direct sales team, will have a positive impact on market share and gross margin.

The Company sold approximately 9,500 units in both fiscal 1998 and 1997. Sales in the Japanese market are driven by the introduction of new games, with each new game having a sales life of four to five months. Therefore, success in this market is dependent on the ability to regularly introduce new games and the popularity of each new game introduced. The Company released its newest machine, Popper King, at the beginning of the first quarter of fiscal 1999 and has received orders for approximately 9,500 units. In an effort to continually improve and enhance its products, the Company has submitted another new game to SECTA for approval and continues to make enhancements on upcoming models.

Barcrest KK, a Japanese subsidiary of IGT-UK, contributed 1,000 units during the year, which were imported from IGT-UK. Barcrest KK has applied for full membership in Nichidenkyo which would allow Barcrest KK to manufacture products in Japan.

Latin America
Casino gaming is currently legal in various forms in Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, Ecuador, Panama, Paraguay, Peru, Uruguay and Venezuela. To serve these markets, the Company has established offices in Buenos Aires, Argentina; Sao Paulo, Brazil; and Lima, Peru to market its products in the Latin American region. During fiscal 1998, the Company sold approximately 4,300 machines in the Latin American market as compared to approximately 3,300 machines in fiscal 1997. The increase was driven by sales to Argentina and Brazil.

During the year, the Company dissolved its joint venture relationships with Sodak and Dreamport in Brazil. IGT is currently supplying machines and game development to Dreamport for their operations in Brazil.

The Company is exploring additional business opportunities within approved jurisdictions in the Latin American marketplace. In response to the developing Latin American marketplace, the Company has customized existing products by translating more than 50 games into Spanish and Portuguese and by adapting graphics and language to local cultures.

Gaming Operations
The following table shows the revenues recorded from gaming operations.

                                            Years Ended September 30,
                                            1998       1997       1996

       (Dollars in thousands)
       Proprietary systems                $318,499   $253,953   $234,859
       Lease and other gaming operations    28,600     28,867     16,941
       Total                              $347,099   $282,820   $251,800


Proprietary Systems
The Company's revenues and net income have been significantly enhanced through the growth in wide-area progressive systems in the North American markets. As previously discussed, the Company developed and operates systems that link gaming machines in various casinos in order to build jackpots which increase with each wager made on that system. These systems are collectively referred to as MegaJackpots.

As of September 30, 1998, MegaJackpots were operating in 11 domestic jurisdictions under the following 19 names: Dollars Deluxe, Fabulous Fifties, Five Deck Frenzy, High Rollers, Jeopardy!, Megabucks, Megapoker, Nickelmania, Nickels, Nickels Deluxe, Pinball Mania, Pokermania, Quartermania, Quarters Deluxe, Slotopoly, Super Megabucks, Totem Pole, Wheel of Fortune, and Wheel of Gold. Internationally, three MegaJackpot systems are operated under the names Megabucks, Gullnaman and Super Progresivo.

The   following   table   presents   MegaJackpots   information   by
jurisdiction at September 30, 1998:


                         Number of  Number of
     Jurisdiction         Systems   Machines
     Nevada                 15       6,200
     New Jersey             16       2,600
     Riverboat Markets      36       2,100
     Native American        15       1,800
       Other Domestic        7         700
       International         3         500
                            92      13,900

The Company strives to continually provide innovation and enhanced player appeal to its MegaJackpots line as it does with the product lines that are sold directly to the casinos. This has been accomplished through the introduction of feature rich games with second event bonusing incorporating popular themes including Jeopardy! and Wheel of Fortune. The Company's newest systems are also utilizing the Vision series platform. Slotopoly, introduced in September 1998 on the Vision platform, is the first system to provide an "Instant Winner" jackpot. Instant Winner systems will provide smaller more frequent jackpots which are paid out immediately. All previous systems focused on large value jackpots paid out over 20 to 31 years. The Company plans to introduce two new Instant Winner systems in early 1999. The first of these is the Elvis game, which will feature Elvis songs, video footage and trivia through use of the Vision series LCD and bonusing capabilities. Party Time is a collection of four games which incorporate a top box and bonusing features designed by Barcrest.

The Company operates some of its MegaJackpots systems under joint marketing alliances with Anchor Games ("Anchor") and Shufflemaster Gaming. The purpose of these strategic alliances is to combine the game development efforts of other companies with the Company's wide-area progressive system expertise. Wheel of Fortune, which is offered through a joint venture with Anchor, has proven to be a successful system. The system started in December 1996 in Nevada and New Jersey with approximately 240 machines and as of September 1998, 5,300 machines were operating in 10 jurisdictions. Other developments with the Anchor joint venture include Pinball Mania, Totem Pole and Wheel of Gold. There are approximately 600 of these machines operating in five jurisdictions.

The Company also supplies some of its MegaJackpots games as "stand alone" games that are not linked to a progressive system in jurisdictions where progressive systems are currently awaiting approval. They are leased on a per machine per day basis. Stand alone games are operated in Colorado, Connecticut, Illinois and Indiana. Connecticut, Illinois and Indiana are new jurisdictions added in fiscal 1998. Approximately 540 machines are operated as stand alone games. Most of these games were developed in connection with the Anchor joint venture.

The Company recognizes that all games, including MegaJackpot systems games, have a finite life cycle. Therefore, a policy of systematically replacing, either wholly or in part, older systems experiencing declining play levels with new systems incorporating enhanced entertainment value and improved player appeal, serves to increase revenue generation overall as well as on a per unit basis. During fiscal 1998, the Company removed five MegaJackpot systems in three jurisdictions.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos pay a percentage of the handle to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by the Company. Jackpots are currently paid in equal installments over a 20 to 31 year period. Instant Winner jackpots will be paid out at the time they are won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, funding of progressive jackpots is administered by a separate fund managed by the Company. Progressive system lease fees are paid to the Company from this fund. In Macau, the casino pays the Company a fee based on the net win and the casino pays the progressive jackpot winner.

In October 1998, federal legislation was passed which would permit the jackpot winners to elect to receive a lump sum payment of the discounted value of progressive jackpots in lieu of annual installments. Before the Company can offer such payments to winners, regulatory agencies in each jurisdiction must also approve such payments. A number of jurisdictions have approved this change and approvals are pending in other jurisdictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of Notes to Consolidated Financial Statements).

The Company also offers "leased" link progressive systems which link gaming machines within a single casino or multiple casinos of common ownership. Currently, three major hotel casinos operate leased link progressive systems with approximately 234 gaming machines linked on all such systems.

Lease and Other Gaming Operations
The Company leases gaming equipment to its customers. As of September 30, 1998, the Company leased approximately 2,300 gaming machines primarily in the Midwestern riverboat, Nevada and West Virginia markets. Additionally, the Company leased 370 gaming machines in Peru. The Company has also provided approximately 1,500 machines under participation and rental agreements primarily in the Nevada casino market and in the Iceland and Norway markets.

IGT supplied the central computer system that links approximately 9,000 video gaming terminals in Oregon. The Company currently leases approximately 2,200 machines to the Oregon State Lottery and will continue to provide them with video gaming terminals under a separate lease agreement which will expire in April 2002.

Rhode Island operates a video lottery system linking VLT's at two pari-mutuel facilities. As of September 30, 1998, there were approximately 1,600 terminals operating on the system. IGT supplied approximately 340 Game King multi-game video terminals installed on this system and receives revenue for the use of the terminals. The lease agreement with the Rhode Island Lottery will expire in September 2000.

Under a technology provider license with the Delaware State Lottery, the Company leases approximately 1,300 video gaming machines to the state. These machines are located at three pari-mutuel facilities across the state. The Company receives a percentage of revenue for use and maintenance of these machines. The technology lease agreement between the Company and the Delaware Lottery will expire in December 2001. During fiscal 1998, the Delaware legislature increased the percentage of machines that one vendor could have at each racetrack from 50% to 65%. Also included in this legislative action was authorization for the State Lottery to expand the total number of machines from 3,000 to 6,000. As a result of this legislative action, the Company anticipates increasing its number of machines at the three pari-mutuel facilities.

The Company presently has 600 machines under lease at Mountaineer Race Track in Chester, West Virginia. These machines are connected to the IGT SAMS central computer, which is installed at the West Virginia lottery offices in Charleston, West Virginia. An IGT SAMS central system also controls 800 machines, 400 of which were provided by IGT, at Charles Town Race Track in Charles Town, West Virginia.

In January 1993, the Company began operating gaming machines at the Reno/Tahoe International Airport under a contract with the Washoe County Airport Authority ("WCAA"). The Company and the WCAA share in the net win of approximately 200 machines currently operating with a minimum annual guaranteed amount.

Marketing and Sales
The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is key because it combines the machine design, hardware, software and play features that ultimately improve the earning power of gaming machines and the customer's return on investment. Any decrease in the popularity of the Company's gaming products or an increase in the popularity of existing or new products of competitors would adversely effect the Company and its results of operations. IGT devotes substantial resources to continually upgrade its products and conduct ongoing game development. The Company's customer service organization is also a significant contributor to IGT's overall competitive position.

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

In addition to offering an expansive product line, the Company provides customized services in response to specific casino requests. These services include high quality graphics design, silkscreen printing of gaming machine glass, video graphics and customized game development. During the current year, the Company worked closely with the management of the new Bellagio casino to customize the games and machines to Bellagio's unique theme. The Company also offers customized design services that utilize computer-aided design and three-dimensional studio software programs. The Company's interior design department has the ability to generate a casino floor layout and can create a proposed casino slot mix for its customers. The final design incorporates casino colors, themes, signage, custom graphics and includes either an overhead floor plan layout, viewable from any angle, or a three-dimensional moving walk-through of the casino.

The Company considers its customer service department an important aspect of the overall marketing strategy. IGT typically provides a 90-day service and parts warranty for its gaming machines. The Company currently has more than 400 trained service personnel for customer assistance and maintains service offices domestically in 11 jurisdictions and internationally in Argentina, Australia, Brazil, England, Japan, New Zealand, Peru, South Africa and The Netherlands.

IGT also offers its customers educational programs and several customer-related services. The Company provides customer education in the form of installation training at IGT locations, on-site training and videotape instruction. Other custom services include a 24-hour customer service hotline, a quarterly technical newsletter, customer notifications, a Slot Line newsletter for slot floor managers, and program summary reports designed to answer specific software systems questions. The Technical Assistance Center ("TAC") is a fully staffed facility to provide 24-hour telephone support to all types of casino system customers. The TAC has access to a range of field support engineering resources to resolve technical issues.

IGT  also  provides  information  to  customers  through  a  password protected Intranet website. Customers can access this product information network 24 hours a day, seven days a week. The system lets users view and download a variety of information related to IGT products and services. This system gives customers information on demand and provides a direct link for two-way communication between the customer and IGT.

Marketing services were expanded in September 1997, when the Company launched its Internet site at www.igtgame.com. The 380-page site includes information about the Company, its products, MegaJackpots systems, job opportunities, sales offices and strategic alliances. The most popular feature of the website is the MegaJackpots meters that simulate current jackpot totals for over 90 progressive systems operating in the United States. A MegaJackpot merchandise feature was added this year with the purpose of extending the brand identity of these popular games.

IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. The Company employs more than 400 sales personnel in several United States office locations, as well as Australia, Canada, Europe, Latin America, New Zealand, South Africa and the United Kingdom.

IGT uses distributors for sales to specific markets including Louisiana, New Jersey, New Zealand, Native American reservations, a Canadian maritime province, the Caribbean, France and Japan. The Company's agreements with distributors do not specify minimum purchases but generally provide that the Company may terminate the distribution agreement if certain performance standards are not met (see Legal Proceedings).

The Company's products and services are sold to gaming operators in jurisdictions where gaming is legal. Its products and services are also sold to government entities which conduct gaming operations. During fiscal 1998, the Company's ten largest customers accounted for 25% of its gaming product sales. Sodak, the Company's principal distributor of gaming products to Native American reservations, was the largest purchaser of the Company's products, accounting for approximately 8% of total product sales. The Company believes the loss of this distributor would not have a long-term material adverse effect on product sales of the Company, as other means of distribution to this market are available.

The nature of the Company's business encompasses large initial orders of gaming products upon the opening, expansion or renovation of a casino, as well as for the start-up of government-sponsored video gaming operations. Subsequent orders from established customers result from remodeling or expansion of existing facilities, as well as replacement of machines due to technological advancements, new designs and upgrades. Sales of the Company's products can fluctuate from quarter to quarter as new jurisdictions legalize gaming and new casinos in established gaming markets are opened. Revenues and earnings of casino suppliers have traditionally been considered to be of a cyclical nature influenced by the timing of new domestic casino openings or expansions. The Company has enjoyed some success in lessening this cyclical effect by expanding gaming operations which produce recurring revenues, and by geographic diversification of product sales through international expansions.

In January 1997, the Company entered into a strategic alliance with Acres Gaming, Inc. ("Acres") utilizing the Acres Bonusing System ("ABS"), which when combined with the Company's IGS system, was intended to strengthen the Company's position in this marketplace. Certain performance issues related to the ABS arose, however, which have caused the relationship between the Company and Acres to deteriorate. In September 1998, Al Crosson, Vice-Chairman of the Company, resigned from the board of directors of Acres. The Company has the right to nominate a successor director to the board of directors of Acres, but has not elected to do so. On October 1, 1998, Acres sent to the Company a notice of intent to terminate the Master Agreement for Product Development, Purchase and Sales between the Company and Acres, entered into in January 1997. The Master Agreement will terminate on January 2, 1999. On June 19, 1998, Acres provided the Company a full money-back guarantee on approximately $1.6 million for certain bonusing software and an advance provided by the Company regarding the ABS software. The Company paid the advance to Acres in June 1998 following installation of the ABS at the Orleans Hotel & Casino ("Orleans")
in Las Vegas. In November 1998, the Company and the Orleans informed Acres about various ABS-related deficiencies occurring at the Orleans and the Company requested a refund of the above-mentioned amount. Under the terms of the guarantee, Acres has 30 days to cure the deficiencies. The Company, Acres and the Orleans are attempting to resolve the deficiencies.

Competition
The market for gaming machines and proprietary systems is intensely competitive.

Product Sales
U.S. and foreign manufacturers which compete with the Company in the casino-style gaming machine market are Anchor, Aristocrat Leisure Limited ("Aristocrat"), Bally Gaming, Inc. ("Bally"), a subsidiary of Alliance Gaming Corporation, Casino Data Systems ("CDS"), Sigma Game, Inc. ("Sigma"), Silicon Gaming, Inc., Video Lottery Consultants, Inc., a subsidiary of Powerhouse Technologies, Inc. ("Powerhouse") and WMS Industries, Inc. ("WMS"). All have developed casino products and are either authorized to sell products or are in the licensing process in many U.S. gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronic Casino Technology, Ltd ("Atronic"), a subsidiary of Atronic Casino Technology Distribution GMBH, Circa Group ("Circa"), Franco Gaming, Ltd ("Franco"), a division of Recreativos Franco and Novomatic Industries ("Novomatic").

The Company's IGS system provides accounting and player tracking analytical support to operators. In the accounting and player tracking systems product market, the Company competes with Bally, CDS and several other system manufacturers.

The Company considers itself one of four primary competitors in the video gaming terminal market. Competitors in this market include:
GTECH, Spielo, a supplier based in Canada, Powerhouse and WMS. These suppliers have an established presence in the lottery market, substantial resources and specialize in the development and marketing of gaming terminals to governments. The Company continues to view the video lottery industry as an important market for its products.

Gaming Operations
The notable competitors in the progressive systems market are Bally and CDS. CDS' "Xtreme Jackpots" recently received Gaming Laboratories International, Inc.'s ("GLI") approval in October 1998. GLI contracts with various states' gaming agencies and engages in testing and certification of gaming machine hardware, software and accounting systems. Worldwide, approximately 12 jurisdictions have their own testing labs and the majority of the remainder contract with GLI. In addition, CDS has developed a quarter slot progressive system to compete with the Company's Quartermania and Quarters Deluxe products. Bally's progressive system, "Thrillions," recently received approval from Nevada regulators.

IGT provides substantial marketing and advertising support for its MegaJackpots systems products and competes on the basis of the Company's progressive systems brand names, product appeal, jackpot awards, player loyalty, and technical and marketing experience.

Manufacturing and Suppliers
The Company manufactures gaming machines in Australia, the United Kingdom, the U.S. and through manufacturing relationships with third parties in Brazil and Japan. The manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. The Company also operates a cabinet manufacturing and silkscreen facility in the U.S. The Company has a broad base of suppliers for its required material and utilizes multi-sourcing practices to assure component availability. IGT purchases approximately 17,500 discrete parts from 130 suppliers. The Company uses its quality control groups to assure supplier quality as well as internal quality of the products produced. Domestic manufacturing has been ISO 9002 certified since 1996. The Company has positive business relations with its suppliers and continually reviews the business needs of the Company with them.

The Company generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis. At October 30, 1998 and 1997, the Company had an estimated $77.7 million and $51.6 million, respectively, in backlog orders. This represents a normal backlog and the Company reasonably expects to fill the October 30, 1998 backlog within fiscal 1999.

Research and development activities sponsored by the Company totaled $38.1 million, $31.1 million and $25.7 million for the years ended September 30, 1998, 1997 and 1996, respectively. Research and development activities for specific customers are charged to cost of product sales and totaled $879,000, $448,000 and $835,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Patents, Copyrights and Trade Secrets
The Company's computer programs and technical know-how are its main trade secrets, and management believes that they can best be protected by using technical devices to protect the computer programs and by enforcing contracts with certain employees and others with respect to the use of proprietary information, trade secrets and covenants not to compete. The Company has obtained patents and copyrights with respect to various aspects of its games and other products, including progressive systems and player tracking systems, and has patent applications on file for protection of certain developments it has created. No assurance can be given that the pending applications will be granted. These patents range in subject matter from new game designs, including interactive video games and new slot game techniques, as well as bonus and secondary game features, gaming device components such as, coin-handling apparatus, fiber-optic light pens, coin-escalator mechanisms, optical door interlock, linked games, gaming systems and a variety of other aspects of video and electronic slot machines and associated equipment. There can be no assurance that the patents will not be infringed or that others will not develop technology that does not violate the patents.

The Company's intellectual property portfolio includes United States Patent No. 4,448,419, referred to as the Telnaes patent or the
"virtual reel" patent. The Telnaes patent expires in 2002. The Company believes that rights under the Telnaes patent are important to the manufacture of spinning reel slot machines and the expiration of the patent may increase competition in the market for spinning reel machines and progressive systems. However, most of the Company's competitors currently hold licenses of various forms under this patent including Bally, CDS, Sigma, and Universal Distributing.

As a result of the acquisitions of Barcrest and Olympic during the current year, the Company's intellectual property portfolio includes additional patents, trademarks and design applications. These intellectual properties relate to and cover various aspects of the products manufactured and marketed by these companies.

Employees
As of September 30, 1998, the Company, including all subsidiaries, employed approximately 3,400 persons, including 556 in administrative positions, 409 in sales and 650 in engineering. Of the total employees, IGT, the Company's North American operations, accounted for 2,235; IGT-Australia, 549; IGT-UK, 456; and approximately 100 employees at other subsidiaries of the Company. The total number of employees increased in fiscal 1998 by approximately 800 as compared with the number of employees at September 30, 1997, mainly due to the acquisitions of Barcrest and Olympic.

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

The Nevada Commission may, in its discretion, require the holder of any debt security of the Company to file applications, be investigated and be found suitable to own the debt security of the Company. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Gaming Control Act (the "Nevada Act"), the Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the regulations of the Nevada Commission. To date, the Nevada Commission has not imposed such a requirement.

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

The National Gambling Impact Study Commission was created in August 1996 to conduct a comprehensive legal and factual study of the social and economic impacts of gambling on federal, state, local and Native American tribal governments and on communities and social institutions. Their report is due to Congress, the President and the governors by June 20, 1999. The impact of the results of this study on the Company are unknown at this time.

Item 2.   Properties
The Company has completed the three year project to construct its new "South Meadows" facility in Reno, Nevada. The manufacturing and warehousing facility was completed in January 1996, the corporate offices were completed in March 1997, and the 85,000 square foot cabinet manufacturing facility was completed in April 1998. The combined square footage of these facilities is approximately 1.0 million square feet. Essentially, all employees in Reno, Nevada now work at the South Meadows facility. The total cost of these facilities, including the site, was $93.7 million.

In connection with its previous manufacturing facilities in Reno, the Company leases two buildings with a total square footage of approximately 179,000. The lease on these facilities expires in 2003. The Company has vacated the buildings and subleases 91,500 square feet to third parties. A sublessor will be sought for the remaining space.

Additionally, IGT leases approximately 140,000 square feet of office and warehouse space in Las Vegas, Nevada along with approximately 156,000 square feet in other Nevada locations and various jurisdictions where it conducts business including Canada, Colorado, Delaware, Florida, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana and New Jersey.

IGT-Europe leases approximately 35,000 square feet of office and warehouse space in Hoofddorp, The Netherlands.

IGT-Australia leases approximately 162,900 square feet of office, production and warehouse space in Sydney, New South Wales, Australia. In Wellington, New Zealand, IGT-Australia owns a 12,000 square foot office and warehouse facility. Additionally, IGT-Australia leases approximately 63,900 square feet of office and warehouse space in various locations throughout Australia.

IGT-UK owns a 122,300 square foot manufacturing facility and leases approximately 17,200 square feet of manufacturing space in Ashton, UK. Additionally, IGT-UK leases 29,200 square feet of warehouse space in Newark, UK.

Internationally, the Company leases approximately 39,000 square feet of office and warehouse space in Argentina, Brazil, Japan, Peru and South Africa.


Item 3.   Legal Proceedings

The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on the Company's financial position or results of future operations. For a description of certain of these matters, see Note 13 of Notes to Consolidated Financial Statements, which Note is hereby incorporated by reference in response to this item.


Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

                               Part II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters
The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "IGT". The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:


               Fiscal 1998             High           Low
               First Quarter         $26 13/16      $21  7/8
               Second Quarter         26  3/16       23 3/16
               Third Quarter          28  9/16       23  5/8
               Fourth Quarter         28   7/8       18  1/2

               Fiscal 1997             High           Low

               First Quarter         $23   1/2      $17  5/8
               Second Quarter         19   3/4       16  1/4
               Third Quarter          19   1/8       15  3/8
               Fourth Quarter         23   1/4       16  1/2

As of November 20, 1998, there were approximately 5,421 record holders of the Company's common stock. The closing price of the common stock was $23 1/16 on that date.

The Company declared four quarterly dividends of $.03 per share in both fiscal 1998 and fiscal 1997. It is anticipated that comparable cash dividends will continue to be paid in the future.

The Company's transfer agent and registrar is The Bank of New York , P.O. Box 11258, Church Street Station, New York, NY 10286, (800) 524-4458.

Item 6.   Selected Financial Data

The following information has been derived from the Company's consolidated financial statements:

                                         Years Ended September 30,
                                1998       1997      1996     1995     1994

(Amounts in thousands, except
 per share data)

Selected Income Statement Data
 Total revenues             $  824,123 $  743,970 $  733,452 $620,786 $674,461
 Income from operations     $  218,877 $  191,437 $  169,833 $139,341 $197,906
 Net income                 $  152,446 $  137,247 $  118,017 $ 92,648 $140,447
 Basic earnings per share   $     1.35 $     1.14 $     0.93 $   0.71 $   1.08
 Diluted earnings per share $     1.33 $     1.13 $     0.93 $   0.71 $   1.05
 Cash dividends declared
  per common share          $     0.12  $    0.12 $     0.12 $   0.12 $   0.12
 Weighted average common
  shares outstanding           113,064    120,715    126,555  130,198  129,632
 Weighted average common and
  common equivalent shares
  outstanding                  114,703    121,829    127,412  131,094  135,858

Selected Balance Sheet Data
 Working capital            $  470,003 $  406,958 $  488,150 $508,917 $480,698
 Total assets               $1,543,628 $1,215,052 $1,154,187 $971,698 $868,008
 Long-term notes payable and
  capital lease obligations $  322,510 $  140,713 $  107,155 $107,543 $111,468
 Stockholders' equity       $  541,276 $  519,847 $  623,200 $554,090 $520,868


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
The  Company  operates  principally in two  lines  of  business:  the manufacture and sale of gaming products (product sales); and development and operation of proprietary systems and gaming equipment leasing (gaming operations).

Fiscal 1998 Compared to Fiscal 1997
Net income for the year ended September 30, 1998 totaled $152.4 million or $1.33 per diluted share compared to $137.2 million or $1.13 per diluted share for fiscal 1997. Continued growth in proprietary systems revenue and increased international product sales, primarily due to acquisitions, were the most significant contributors to the 11% improvement in net income over the prior year period.

Revenues and Cost of Sales
Fiscal 1998 revenues of $824.1 million improved 11% over fiscal 1997 revenues of $744.0 million. This improvement resulted from a 23% increase in gaming operations revenues as well as a small increase in product sales.

The Company shipped 77,000 gaming machines for total product sales revenues of $477.0 million in fiscal 1998 compared to 79,300 units for $461.2 million in the prior fiscal year. Domestic revenues were influenced by a shift in demand to the Company's newer, more advanced product lines such as the Game King, S-Plus Limited and Vision machines. Due to the advanced features and components of these products, they carry a higher average price per unit. The percentage of new product lines increased to 43% of total domestic units sold for fiscal 1998, compared to 10% in the prior year, resulting in higher average revenue per unit overall. Domestic shipments totaled 37,800 units for the year ended September 30, 1998 compared to 54,000 units in the year earlier period. The Company maintained its market share in domestic markets where fewer new casino openings and expansions slowed growth in fiscal 1998. Fiscal 1998 domestic shipments included 5,900 units to Sodak, the Company's distributor to Native American markets, and 2,100 machines shipped to Bellagio, Mirage Resorts' newest luxury resort in Las Vegas.

International unit shipments of 39,200 accounted for 51% of total units, the highest percentage in Company history, compared to 25,300 in fiscal 1997. International unit shipments improved 55% due primarily to acquisitions along with improved sales in South Africa and Latin America. Barcrest, the Company's recently acquired subsidiary in the U.K., sold 13,100 units since its acquisition by the Company in March 1998. Machine shipments to Argentina and other Latin America markets increased to 4,300 units in the current year, 1,000 more than in fiscal 1997. The Company sold 1,600 units in the South African market including sales to newly licensed casinos in the Gauteng province. Shipments to other international jurisdictions including Europe, Japan and Asia remained consistent or increased slightly year over year. Machine shipments in the Australia market totaled 6,200 units in fiscal 1998, including 2,000 Olympic machines, compared to 7,700 units last year.

The gross margin on product sales was 41% in the current year period compared to 44% in fiscal 1997. This fluctuation is the result of an increase in the mix of new product lines, including Game King, S-Plus Limited and Vision, which have lower gross margin percentages yet higher gross margin dollars. The gross margin was also impacted by the higher percentage of international sales during 1998 which are typically at lower gross margins.

The pace of growth within domestic and international markets is outside the control of the Company and has been and continues to be influenced by public opinion and the legal and electoral processes. The Company cannot predict the rate at which domestic and international markets will develop and any slowdown or delay in the growth of new markets will adversely affect the Company's future results.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Gaming operations revenue totaled $347.1 million and $282.8 million for the years ended September 30, 1998 and 1997, respectively. This 23% increase was the result of continued popularity of Wheel of Fortune, strong play on Nevada Megabucks and the introduction of new systems. The total installed base of gaming machines operating on the Company's MegaJackpot systems at September 30, 1998 increased to 13,900 games on 92 systems from 11,700 machines on 67 systems at the end of fiscal 1997. Joint venture games including Wheel of Fortune contributed $65.2 million to total gaming operations revenues. Joint venture results are reported net of expenses in gaming operations revenue. The Nevada Megabucks jackpot attained record levels in 1998 contributing to the year over year improvement in gaming operations revenues. IGT introduced 15 new systems in 11 jurisdictions during the year including Slotopoly in Nevada and
Jeopardy!  in  six jurisdictions.  The current year  also  benefited from a full year of operation of MegaJackpots in Missouri where linked progressive systems were introduced in June 1997. The
Company continues to pursue additional markets, domestically and internationally, for its linked progressive games.

The gross margin on gaming operations revenues was 54% compared to 49% in the prior fiscal year. This improvement was due primarily to profits from joint venture activities which, for accounting purposes, are reported net of expenses in gaming operations revenues. However, declining interest rates for the year resulted in higher costs for the interest-sensitive assets which the Company purchases to fund jackpot payments. The Company anticipates declining interest rates will continue to increase costs of operations into fiscal year 1999.

Expenses
Operating expenses as a percent of total revenue were 20% in both fiscal 1998 and 1997. The $7.6 million increase in selling, general and administrative expenses reflects the additional operating expenses of Barcrest and Olympic. Domestic selling, general and administrative expenses remained consistent with the prior year. Depreciation and amortization expenses totaled $18.6 million in the current year compared to $11.8 million in fiscal 1997. This increase reflects the amortization of the excess of the purchase price over the net assets acquired in the Barcrest and Olympic acquisitions as well as additional depreciation on the acquired assets.

Research and development expenses increased $7.0 million relative to the prior year. The additional research and development centers in the U.K. and Australia and the Company's commitment to new product development domestically contributed to a 50% increase in research and development personnel from the prior year. Bad debt expense declined relative to the prior year as the Company aligned the receivable reserve with favorable collection experience.

Other Income and Expense
Other income and expense decreased $5.5 million to $15.7 million for the year compared to $21.2 million for the prior year. This decrease is primarily due to increased interest costs of $5.2 million on the corporate and Australian lines of credit due to borrowings related to the acquisitions of Barcrest and Olympic and treasury stock purchases. Operation of the Company's MegaJackpot systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $2.4 million over fiscal 1997 as a result of growth in proprietary systems.

The Company sold its Australian manufacturing and office facility at a gain of approximately $10.4 million during the year. The Company leases back approximately one third of the facility for its Australian operations. The gain on the sale of assets in the prior period related to sales of investment securities.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

Business  Segments  Operating  Profit  (See  Note  18   of  Notes  to
Consolidated Financial Statements)

Manufacturing  and  gaming operations operating  profit  reflects  an
allocation   of  selling,  general,  administrative  and  engineering
expenses to each of these business segments.

Manufacturing operating profit was $84.2 million for the year ended September 30, 1998 compared to $109.7 million in the prior period. This fluctuation resulted from a 3% decline in product sales gross margin due to lower unit sales volume and an increase in the sales of new product lines that have a lower gross margin. A higher percentage of international sales, which typically have lower gross margins, also impacted operating profit for the manufacturing segment.

Fiscal 1998 gaming operations operating profit increased $55.0 million or 48% compared to the prior year period. This improvement resulted primarily from the continued popularity of Wheel of Fortune and strong play on Nevada Megabucks. Higher costs of interest-sensitive assets purchased to fund jackpot payments partially offset the overall increase.

Fiscal 1997 Compared to Fiscal 1996
Net income for fiscal 1997 was $137.2 million or $1.13 per diluted share compared to $118.0 million or $.93 per diluted share in fiscal 1996. Growth in revenue, declining operating expenses, and gains on the sale of investment securities contributed to this improvement in earnings over the prior year.

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

The Company was profitable in all international regions in fiscal 1997. Product sales in international markets increased for a second year to a total of $139.3 million compared to $117.6 million in fiscal 1996. Total international shipments reached 25,300 units during the current year compared to 22,800 in fiscal 1996. Machine sales of 7,700 units in Australia in 1997, an increase of 1,700 units, led this growth. A full year of sales in the Japanese pachisuro market also contributed to the improvement. International sales during the year included 700 gaming machines to the first South African casinos in the Mpumalanga province.

The gross margin on product sales declined slightly to 44% in 1997 versus 45% in 1996. This fluctuation was, primarily, a function of a higher international sales mix and to a lesser extent, lower domestic volumes.

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

Interest expense for fiscal 1997 was $30.4 million compared to $23.5 million in fiscal 1996. This fluctuation was primarily due to increased interest expense of $5.3 million associated with the growth in jackpot liabilities. Interest expense attributable to the Senior Notes (see Note 8 of Notes to Consolidated Financial Statements) also increased over the prior year due to the cessation of the capitalization of interest related to the construction of the Company's new facilities.

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

Business Segments Operating Profit (See Note 18 of Notes to Consolidated Financial Statements)
Manufacturing and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

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

Foreign Operations
Approximately 39% and 30% of the Company's total product sales in fiscal 1998 and 1997, respectively, were derived outside of North America. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations.

Liquidity and Capital Resources
Working Capital
Working capital totaled $470.0 million at September 30, 1998 compared to $407.0 million at September 30, 1997. Working capital increased $13.4 million as a result of acquisitions of businesses (see Note 2 of Notes to Consolidated Financial Statements).

Changes   in  current  assets,  excluding  acquired  current  assets, contributing to the overall fluctuation in working capital include decreases in receivables related to lower sales volume domestically, increases in domestic inventories due to carrying a broader range of product offerings and increased other current assets.

Current assets and liabilities relating to jackpot liabilities increased in response to the overall growth in progressive systems. Working capital declined $2.0 million as a result of the net effect of fluctuations in the assets and liabilities relating to progressive systems. Increases in accounts payable related to timing of payments and increases in other accrued liabilities also contributed to the fluctuation in working capital.

Cash Flows
The Company's cash and cash equivalents totaled $175.4 million at September 30, 1998, a $23.6 million increase from the prior year end. Cash provided by operating activities for the years ended September 30, 1998, 1997 and 1996 totaled $107.1 million, $118.1 million and
$55.3 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flows from operating activities.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and use cash to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $36.3 million, $28.2 million and $4.1 million for fiscal 1998, 1997 and 1996, respectively.

Uses of cash from investing activities included purchases of property, plant and equipment totaling $15.9 million, $33.1 million and $71.6 million in fiscal 1998, 1997 and 1996, respectively. Capital expenditures during these periods related primarily to the construction of the Company's manufacturing and administrative facilities in Reno, Nevada. The total cost of the facilities was $93.7 million. Additionally, purchases of manufacturing and office equipment to support the Company's expansion contributed to cash used in investing activities each year.

Repurchases of the Company's stock were $122.2 million, $225.5 million and $44.9 million for the years ended September 30, 1998, 1997 and 1996, respectively. Proceeds from additional borrowings of $194.2 million, net of principal repayments, in fiscal 1998, were used primarily to acquire businesses and purchase treasury shares.

Fiscal 1999 cash flows from operating activities may increase due to the realization of deferred tax assets as a result of recent legislation which permits the jackpot winners to elect a single payment at the discounted value of the jackpot in lieu of annual installments. The timing of the tax deductibility of these payments has resulted in a deferred tax asset of $124.7 million at September
30, 1998. The realization of the deferred tax asset is dependent upon the number of winners who make this election and enabling gaming regulatory rule changes in jurisdictions operating progressive systems. The Company cannot predict the cash flow impact at this time (see Note 10 of Notes to Consolidated Financial Statements).

Stock Repurchase Plan
A stock repurchase plan was originally authorized by the Board of Directors in October 1990. This repurchase program currently allows the purchase of up to a total of 64.0 million shares of the Company's common stock. As of September 30, 1998, the Company was authorized to purchase a remaining 23.3 million shares. During the fiscal years ended September 30, 1998 and 1997, the Company repurchased 5.5 million shares for an aggregate purchase price of $122.2 million and 13.1 million shares for an aggregate purchase price of $225.5 million, respectively. During the period of October 1, 1998 through November 20, 1998, the Company purchased 920,000 shares for an aggregate purchase price of $16.1 million.

Recently Issued Accounting Standards
On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending September 30, 1999. Management intends to comply with the disclosure requirements of this statement.

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

Reclassifications
Certain   amounts  in  the  1997  and  1996  consolidated  financial
statements  have  been  reclassified  to  be  consistent  with   the
presentation used in fiscal year 1998.

Lines of Credit
As of September 30, 1998, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by amounts reserved as security for letters of credit. At September 30, 1998, $57.2 million was available under this line of credit and $2.9 million was reserved as security for letters of credit.

IGT-Australia entered into a facility agreement in March 1998, which included a $17.8 million line of credit. The line bears interest at various rates and is supported by a guarantee from the Company. At September 30, 1998, $13.3 million was available under this line.

IGT-Japan had a $5.1 million line of credit available as of September 30, 1998. The line is supported by a guarantee from the Company and bears interest at 2%. At September 30, 1998, approximately $3.6 million was available under this line.

IGT-UK had a $1.4 million unsecured line of credit available as of September 30, 1998, bearing interest at the bank rate plus a margin of 1.5%. At September 30, 1998, $1.4 million was available under this line.

The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Impact of Inflation
Inflation   has  not  had  a  significant  effect  on  the  Company's
operations  during  the  three  fiscal  years  in  the  period  ended
September 30, 1998.

Year 2000
The Year 2000 readiness issue, which is common to most businesses, arises from the inability of computer information systems with date sensitive processes to properly recognize and accurately process date-sensitive information on and beyond January 1, 2000. If the Company
or   its  customers, suppliers, or other third parties fail  to  make corrections for programs that have defined dates using a two-digit year, this could result in system failure or malfunction of certain computer equipment, software, and other devices dependent upon computerized mechanisms that are date sensitive. This problem may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is difficult to predict the actual impact. Recognizing this uncertainty, management has and is continuing to
actively   analyze,   assess,  and  plan  for   various   Year   2000
contingencies across the Company.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in and beyond the Year 2000. Information technology
(IT) systems impacted by the Year 2000 issue include systems commonly thought of as IT systems, such as accounting, data processing and telephone/PBX systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, security systems, fax machines, mail machines, automated assembly lines, and other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology which compounds the identification, assessment, remediation, and testing efforts.

All subsidiaries of the Company will perform the identification, assessment, remediation and testing phases. However, the Company has identified its largest manufacturing locations, IGT (North America), IGT-UK, and IGT-Australia as critical operating locations as most other subsidiaries are dependent upon these locations. IGT and IGT-UK have substantially completed the identification and assessment phases. IGT-Australia has completed the identification process and is progressing through the assessment phase, which is scheduled for completion by January 1999. At this stage, the Company believes that its Year 2000 deficiencies will be remedied through computer equipment and software replacement or modification in a timely fashion.

The Company is utilizing both internal and external resources to accomplish its Year 2000 plan, which began in December 1997 and is expected to be substantially complete by June 1999. The Company estimates that as of November 30, 1998, it had completed approximately 40% of the initiatives necessary to fully address potential Year 2000 issues. The remaining project efforts are underway and are anticipated to be completed prior to any currently anticipated impact on its computer equipment and software.

The Company engaged third parties to review the IGT and IGT-UK information systems plans and has incorporated the recommendations into the plan. The Company has also initiated efforts to ensure the readiness of its products and services. As part of its assessment of current products and services, IGT is currently upgrading all wide-area progressive jackpot system software. The Company has installed the software upgrade in Nevada and will submit the software update to regulators for approval in all other jurisdictions in the first quarter of 1999. The Company is in the process of notifying all of its customers who may have products with Year 2000 readiness issues and expects this notification to be completed by March 1999.

IGT uses an AS400 for the majority of its software applications, including the manufacturing process, and has identified this as a critical system. The assessment and remediation efforts on the system have been substantially completed. The testing phase is expected to be completed by June 1999. IGT-UK is in the process of implementing Oracle as an enterprise wide improvement to its information systems and a resolution to Year 2000 readiness issues. Implementation of this system is expected to be complete by February 1999.

The Company has also surveyed its key vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. As of November 30, 1998, the Company had received responses from approximately 50% of such third parties, a majority of which have provided assurances that they are either Year 2000 ready or expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, is scheduled for the first quarter 1999. Although the Company has developed a system of communicating with vendors to understand their ability to continue providing services and products through the Year 2000 without interruption, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, (continued)

The Company believes that the cost of its Year 2000 efforts are not expected to exceed $3 million, which will be funded from operating cash flows. Approximately $2.1 million of this total is for the replacement of non-compliant equipment and software which is expected to be capitalized as fixed assets in fiscal 1999. As of September 30, 1998, the Company had incurred costs of approximately $849,000, including the cost of third party reviews. Two of the Company's subsidiaries are implementing enterprise wide information system improvements which also resolve Year 2000 issues. The cost of implementing these systems has not been included in this cost as the implementations were not initiated specifically to resolve the Year 2000 issue. A significant portion of the software remediation costs are not likely to be incremental to the Company's results of operations, but rather will represent the redeployment of existing information technology and other resources. As a result of the redeployment of internal resources for the Year 2000 remediation efforts, certain enhancements of the Company's current systems may be postponed. The Company does not expect the postponement of these enhancements to have a significant impact on the Company's financial condition or results of operations.

The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, including but not limited to third parties whose services we rely upon in order to produce and sell our products, such as key suppliers and customers, public utilities, telecommunication providers, financial institutions, or certain regulators of the various jurisdictions where the Company does business, which could result in lost production, sales, or administrative difficulties on the part of the Company. The Company believes that the implementation of new business systems and completion of the Year 2000 project as scheduled, will significantly reduce the risk of significant operating problems with our operating systems, facilities and products. Our Year 2000 project requires the majority of our application systems to be remedied and tested by June 30, 1999. In those instances where completion by the end of 1999 is not assured, appropriate contingency plans are in development or to be determined by the first quarter 1999. While the Company continues to believe the Year 2000 issues will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

Item 7a.  Quantitative and Qualitative Factors about Market Risk

Market Risk
Under established procedures and controls, the Company enters into contractual arrangements, or derivatives, in the ordinary course of business to hedge its exposure to foreign exchange rate and interest rate risk. The counterparties to these contractual arrangements are major financial institutions. Although the Company is exposed to credit loss in the event of nonperformance by these counterparties, management believes that losses related to counterparty credit risk is not likely.

Foreign Currency Risk
The Company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that gains and losses resulting from exchange rate changes are minimized. At September 30, 1998, the Company had net foreign currency transaction exposure of $54.8 million of which $43.7 million was hedged with currency forward contracts. In addition, from time to time, the Company may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency.

Given the Company's balanced foreign exchange position, a ten percent adverse change in foreign exchange rates upon which these contracts are based would result in exchange gains and losses from these contracts that would, in all material aspects, be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.

Item  7a.   Quantitative and Qualitative Factors about Market  Risk,
            (continued)

As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. IGT does not enter into hedges to minimize volatility of reported earnings.

Changes in the currency exchange rates that would have the largest impact on translating the Company's international operating profit include the Australian dollar, British pound and the Japanese yen. Management estimates that a 10% change in foreign exchange rates would impact reported operating profit by less than $3.0 million. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
The Company's results of operations are exposed to fluctuations in the costs of U.S. Government securities used to fund liabilities to jackpot winners. The Company records gaming operations expense for future jackpots based on current rates for these U.S. government securities which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. Management estimates that a 10% decline in interest rates would impact gaming operations gross profit by $4.3 million. The Company currently does not manage this exposure with derivative financial instruments.

The Company uses an interest rate swap to effectively convert floating rate debt in Australia to fixed rate debt. A one percentage point adverse change in the interest rates upon which this contract is based would, in all material respects, be offset by interest expense on the underlying debt.

Item 8.   Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                                   Page

Independent Auditors' Report                                     38

Consolidated Statements of Income for the
years ended September 30, 1998, 1997 and 1996                    39

Consolidated Balance Sheets, at September 30, 1998 and 1997      40

Consolidated Statements of Cash Flows for the
years ended September 30, 1998, 1997 and 1996                    42

Consolidated Statements of Changes in Stockholders'
Equity for the years ended September 30, 1998, 1997 and 1996     44

Notes to Consolidated Financial Statements                       45
Independent Auditors' Report

To the Stockholders and Board of Directors of International Game
Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 2, 1998

Consolidated Statements of Income

                                        Years Ended September 30,
                                       1998        1997        1996

(Amounts in thousands except per
 share amounts)
Revenues
 Product sales                       $477,024    $461,150    $481,652
 Gaming operations                    347,099     282,820     251,800
 Total revenues                       824,123     743,970     733,452
Costs and Expenses
 Cost of product sales                279,337     256,480     265,550
 Cost of gaming operations            158,528     145,245     139,706
 Selling, general and administrative  105,945      98,380     108,469
 Depreciation and amortization         18,635      11,846      12,570
 Research and development              38,066      31,074      25,701
 Provision for bad debts                4,735      9,508       11,623
 Total costs and expenses             605,246     552,533     563,619
Income from Operations                218,877     191,437     169,833
Other Income (Expense)
 Interest income                       45,346      41,738      39,178
 Interest expense                     (41,049)    (30,422)    (23,535)
 Gain (loss) on investments             1,031      12,885      (4,311)
 Gain (loss) on the sale of assets     10,115         (24)       (793)
 Other                                    212      (2,989)      4,031
 Other income, net                     15,655      21,188      14,570

Income Before Income Taxes            234,532     212,625     184,403
Provision for Income Taxes             82,086      75,378      66,386
Net Income                           $152,446    $137,247    $118,017

Basic Earnings Per Share             $   1.35    $   1.14    $   0.93

Diluted Earnings Per Share           $   1.33    $   1.13    $   0.93


Weighted Average Common Shares
    Outstanding                       113,064     120,715     126,555

Weighted Average Common and Common
    Equivalent Shares Outstanding     114,703     121,829     127,412




  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

                                                     September 30,
                                                    1998        1997

(Dollars in thousands)
Assets
  Current assets
    Cash and cash equivalents                   $  175,413  $  151,771
    Investment securities, at market value          19,354      14,944
    Accounts receivable, net of allowances for
     doubtful accounts of $5,512 and $5,899        189,521     173,783
    Current maturities of long-term notes and
     contracts receivable, net of allowances        63,022      74,686
    Inventories, net of allowances for
     obsolescence of $18,574 and $14,881:
      Raw materials                                 73,749      50,484
      Work-in-process                                3,746       3,606
      Finished goods                                55,659      38,354
      Total inventories                            133,154      92,444
    Investments to fund liabilities to jackpot
     winners                                        41,216      35,088
    Deferred income taxes                           16,517      18,229
    Prepaid expenses and other                      32,346      10,601
      Total Current Assets                         670,543     571,546
  Long-term notes and contracts receivable,
    net of allowances and current maturities        37,750      32,524
  Property, plant and equipment, at cost
    Land                                            19,406      25,391
    Buildings                                       71,136      74,366
    Gaming operations equipment                     73,222      66,240
    Manufacturing machinery and equipment          109,576      99,015
    Leasehold improvements                           4,955       5,306
    Total                                          278,295     270,318
    Less accumulated depreciation and
     amortization                                 (109,542)    (91,842)
    Property, plant and equipment, net             168,753     178,476
  Investments to fund liabilities to jackpot
   winners                                         369,427     313,719
  Deferred income taxes                            131,708      98,072
  Intangible assets                                131,552       1,273
  Other assets                                      33,895      19,442
      Total Assets                              $1,543,628  $1,215,052


Consolidated Balance Sheets


                                                       September 30,
                                                      1998        1997

(Dollars in thousands)
Liabilities and Stockholders' Equity
  Current liabilities
    Current maturities of long-term notes
      payable and capital lease obligations       $   30,311  $   25,414
    Accounts payable                                  57,277      46,238
    Jackpot liabilities                               50,659      42,485
    Accrued employee benefit plan liabilities         17,512      17,147
    Accrued dividends payable                          3,266       3,411
    Other accrued liabilities                         41,515      29,893
      Total Current Liabilities                      200,540     164,588
  Long-term notes payable and capital
     lease obligations, net of current
     maturities                                      322,510     140,713
  Long-term jackpot liabilities                      479,217     389,235
  Other liabilities                                       85         669
      Total Liabilities                            1,002,352     695,205

  Commitments and contingencies

  Stockholders' equity
    Common stock, $.000625 par value;
     320,000,000 shares authorized; 152,586,560
     and 151,882,710 shares issued                        95          95
    Additional paid-in capital                       256,656     243,950
    Retained earnings                                818,988     688,597
    Treasury stock; 43,721,200 and 38,174,676
     shares, at cost                                (535,797)   (413,617)
    Net unrealized gain on investment securities       1,334         822
      Total Stockholders' Equity                     541,276     519,847
      Total Liabilities and Stockholders' Equity  $1,543,628  $1,215,052












  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                              Years Ended September 30,
                                               1998      1997      1996

(Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                 $152,446  $137,247  $118,017
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization               41,468    35,024    30,502
   Provision for bad debts                      4,735     9,508    11,623
   Provision for inventory obsolescence         9,173    10,022    16,550
   (Gain) loss on investment securities
    and fixed assets                          (11,146)  (12,861)    5,104
   Common stock awards                          1,973     2,636     1,236
   (Increase) decrease in assets, net of
    effects from acquisitions of businesses:
     Receivables                                8,585   (25,166)  (40,623)
     Inventories                              (54,664)  (14,260)  (63,220)
     Prepaid expenses and other               (21,696)    6,875   (14,069)
     Other assets                               6,473       467    (2,009)
     Net deferred income tax asset, net of
      tax benefit of employee stock plans     (22,343)  (29,357)  (29,187)
   Increase in accounts payable and accrued
    liabilities, net of effects from
    acquisitions of businesses                  6,187    11,253    21,272
   Earnings of unconsolidated affiliates in
    excess of distributions                   (14,042)  (13,172)        -
   Other                                          (23)     (134)       65
     Total adjustments                        (45,320)  (19,165)  (62,756)
     Net cash provided by operating
      activities                              107,126   118,082    55,261


Consolidated Statements of Cash Flows

                                                   Years Ended September 30,
                                                   1998       1997       1996

(Dollars in thousands)
Cash Flows from Investing Activities
  Investment in property, plant and equipment    (16,828)   (33,088)   (71,575)
  Proceeds from sale of property, plant and
   equipment                                      24,452      6,579      4,112
  Purchase of investment securities              (15,191)   (27,898)   (31,041)
  Proceeds from sale of investment securities     12,528     78,338     23,524
  Proceeds from investments to fund liabilities
    to jackpot winners                            40,286     36,100     28,179
  Purchase of investments to fund liabilities
    to jackpot winners                          (102,122)  (113,224)  (112,999)
  Investment in unconsolidated affiliates         (1,422)    (3,379)         -
  Acquisition of businesses                     (181,764)         -          -
     Net cash used in investing activities      (240,061)   (56,572)  (159,800)

Cash Flows from Financing Activities
  Proceeds from long-term debt                   624,199     63,185      7,986
  Principal payments on debt                    (430,018)   (11,425)    (8,297)
  Payments on jackpot liabilities                (40,286)   (36,100)   (28,179)
  Collections from systems to fund jackpot
   liabilities                                   138,442    141,467    117,119
  Proceeds from employee stock plans               7,484      3,671      3,885
  Purchases of treasury stock                   (122,180)  (225,474)   (44,861)
  Payments of cash dividends                     (13,594)   (14,526)   (15,277)
     Net cash provided by (used in)
      financing activities                       164,047    (79,202)    32,376

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                       (7,470)      (437)       450
Net Increase (Decrease) in Cash and Cash
   Equivalents                                    23,642    (18,129)   (71,713)
Cash and Cash Equivalents at:
   Beginning of Year                             151,771    169,900    241,613
   End of Year                                  $175,413   $151,771   $169,900







  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                               Years Ended September 30,
                                               1998       1997       1996

(Amounts in thousands)
Common Stock
   Balance at beginning of year
     151,883; 150,690; and 150,119 shares   $      95  $      94  $      94
   Employee stock plans
     704; 1,193; and 571 shares                     -          1          -
     Balance at end of year
     152,587 shares at 1998                 $      95  $      95  $      94
Additional Paid-In Capital
   Balance at beginning of year             $ 243,950  $ 237,365  $ 231,338
   Employee stock plans                         7,484      3,671      3,885
   Common stock awards                          1,973      2,636      1,236
   Tax benefit of employee stock plans          3,249        278        906
     Balance at end of year                 $ 256,656  $ 243,950  $ 237,365

Retained Earnings
   Balance at beginning of year             $ 688,597  $ 567,565  $ 463,039
   Currency translation adjustments            (8,606)    (2,022)     1,687
   Dividends declared                         (13,449)   (14,193)   (15,178)
   Net income                                 152,446    137,247    118,017
     Balance at end of year                 $ 818,988  $ 688,597  $ 567,565

Treasury Stock
   Balance at beginning of year             $(413,617) $(188,143) $(143,281)
   Purchases of treasury stock               (122,180)  (225,474)   (44,862)
     Balance at end of year                 $(535,797) $(413,617) $(188,143)

Net Unrealized Gain on Investment Securities
   Balance at beginning of year             $     822  $   6,319  $   2,900
    Increase (decrease) in net unrealized
     gain on investment securities                512     (5,497)     3,419
      Balance at end of year                $   1,334  $     822  $   6,319








  The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate the Company's initial public offering. The Company operates principally in two lines of business: the manufacture and sale of gaming products (product sales) and the operation of wide-area progressive systems and gaming equipment leasing (gaming operations). The Company's revenues are generated domestically and internationally where the Company sells products in Africa, Australia, Europe, Japan, South America and the United Kingdom.

IGT is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world. The Company believes it manufactures the broadest range of microprocessor-based gaming machines available. The gaming machine product line includes both spinning reel slot machines and video gaming machines. The Company has developed and operated electronically-linked, inter-casino proprietary gaming machine systems for more than ten years. These systems link gaming machines in various casinos to a central computer which builds a "progressive" jackpot which increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win jackpots substantially larger or more frequent than those available from gaming machines which are not linked to a progressive system. The progressive systems developed and operated by the Company are collectively referred to as MegaJackpots. In addition to gaming product sales and leases, the Company has developed and sells computerized linked proprietary systems to monitor video lottery terminals and has developed specialized video lottery terminals for lotteries and other applications. The Company derives revenues related to the operations of these systems as well as collects license and franchise fees for the use of the systems. In addition, the Company has developed and sells computerized casino management systems which provide casino operators with slot and table game accounting, player tracking and specialized bonusing capabilities.

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

Product Sales
The Company makes product sales for cash, on normal credit terms of 90 days or less, and over longer term installments. Generally, sales are recorded when the products are shipped and title passes to the customer.

Gaming Operations
The following table shows the revenues recorded from gaming operations.

                                      Years Ended September 30,
                                      1998       1997      1996

       (Dollars in thousands)
       Proprietary systems          $318,499   $253,953   $234,859
       Lease operations               28,600     28,867     16,941
       Total                        $347,099   $282,820   $251,800


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

The Company's linked proprietary systems are operated in Colorado, Louisiana, Mississippi, Missouri, Nevada, New Jersey, South Dakota and in Native American casinos and internationally in Iceland, Macau and Peru. Stand alone versions of some of the MegaJackpots games are also operated in Connecticut, Colorado, Illinois and Indiana.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos pay a percentage of the handle to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by the Company. Jackpots are currently paid in equal installments over a 20 to 31 year period. Jackpots on some of the Company's newer MegaJackpots games will be paid out at the time they are won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust records a liability to the Company for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, funding of progressive jackpots is administered by a separate fund managed by the Company. Progressive system lease fees are paid to the Company from this fund. In Macau, the casino pays the Company a fee based on the net win and the casino pays the progressive jackpot winner.

Research and Development
Research and development costs are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents include operating cash as well as cash required for funding current systems jackpot payments and purchasing investments to meet obligations for making payments to jackpot winners. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash
equivalents.    Such   investments  are  stated   at   cost,   which
approximates market.

Investment Securities
The Company's investment securities have been classified as available-for-sale and stated at market value. Unrealized gains and losses, net of income tax effects, are excluded from income and reported as a separate component of stockholders' equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization
Depreciation and amortization are provided on the straight-line method over the following useful lives:


    Buildings                                  40 years
    Gaming operations equipment                3 to 5 years
    Manufacturing machinery and equipment      3 to 15 years
    Leasehold improvements                     Term of lease
    Intellectual property                      3 to 8 years
    Excess of cost over net assets acquired    40 years

Maintenance  and  repairs are expensed as incurred.   The  costs  of
improvements are capitalized. Gains or losses on the disposition of assets are included in income.

Long-Lived Assets
The Company reviews the carrying amount of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews have not had a material effect on the Company's results of operations or financial position.

Investments to Fund Liabilities to Jackpot Winners
These investments represent discounted U.S. Treasury Securities purchased to meet obligations for making payments to linked progressive systems jackpot winners. At September 30, 1998, the Company had both the intent and ability to hold these investments to maturity and, therefore, classified them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Securities in this portfolio have maturity dates through 2028. See Note 10 for events subsequent to the Company's fiscal year end which may affect the Company's intent and ability to hold these investments to maturity.

Other Assets
Other assets is primarily comprised of investments in joint ventures which are accounted for under the equity method. Other assets also includes deposits and certain investments.

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

Foreign Currency Translation
The functional currency of certain of the Company's international subsidiaries is the local currency. For those subsidiaries that the local currency is the functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. For subsidiaries whose functional currency is the U.S. dollar, gains and losses on non-U.S. dollar denominated assets and liabilities are recorded in income.

Derivatives
The Company uses derivative financial instruments to reduce its exposure resulting from fluctuations in foreign exchange rates and interest rates. Derivative financial instruments are used to minimize the Company's net exposure, by currency, related to the foreign currency denominated assets and liabilities of its operations. These gains and losses are included in income. The Company also hedges firm foreign currency commitments by entering into forward exchange contracts. Gains and losses on these hedges are included as a component of the hedged transaction when recorded. The Company uses interest rate swap agreements to effectively change a variable rate liability to a fixed rate. Amounts paid under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The counterparties to each of these agreements are major commercial banks. Management believes that losses related to credit risk are remote.

Recently Issued Accounting Standards
On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending September 30, 1999. Management intends to comply with the disclosure requirements of this statement.

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

Reclassifications
Certain   amounts  in  the  1997  and  1996  consolidated  financial
statements  have  been  reclassified  to  be  consistent  with   the
presentation used in fiscal year 1998.

2.   Acquisitions
In late March 1998, the Company completed the purchase of Barcrest Limited ("Barcrest"), a Manchester, England-based manufacturer and supplier of gaming related amusement devices and the purchase of certain assets of Olympic Amusements Pty. Limited ("Olympic"), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to the Barcrest and Olympic acquisitions.
Accordingly, the aggregate purchase price of $181.8 million was allocated to the net assets of $76.5 million based on estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The Company is substantially complete with its evaluation of the fair values of these assets and liabilities and does not anticipate material adjustments in fiscal 1999. The excess of the purchase price over the net assets acquired, totaled $105.3 million. These acquisitions were funded primarily with additional borrowings on the Company's line of credit, as well as long-term borrowings by the Company's Australian subsidiary. Results of Barcrest and Olympic since acquisition are included in the results of operations for the year.

3.   Investment Securities
A  summary of investment securities at September 30, 1998  and  1997 follows:

                                           Gross     Gross
                                  Net   Unrealized Unrealized   Market
                                  Cost     Gains     Losses     Value

  (Dollars in thousands)
  September 30, 1998
   Total equity securities      $17,301   $3,009     $(956)     $19,354
  September 30, 1997
  Corporate bonds               $ 6,454   $   96     $   -      $ 6,550
  Equity securities               7,225    1,299      (130)       8,394
   Total investment securities  $13,679   $1,395     $(130)     $14,944


At September 30, 1997 debt securities had maturity dates ranging from one month to 26 years.

The proceeds from sales of available-for-sale securities were $12.5 million, $78.3 million and $23.5 million for fiscal 1998, 1997 and 1996, respectively. The gross realized gains were $1.1 million, $13.6 million and $472,000 for fiscal 1998, 1997 and 1996, respectively. The gross realized losses were $187,000, $574,000 and $205,000 for fiscal 1998, 1997 and 1996, respectively.

4.   Notes and Contracts Receivable
The Company grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

The Company has provided loans, principally for financial assistance, to several customers. At September 30, 1998 and 1997, the balance of such loans totaled $2.1 million and $2.9 million, respectively. At September 30, 1998, there were no allowances for doubtful loans. Allowances for doubtful loans at September 30, 1997 totaled $351,000. These loans are generally for terms of one to five years with interest at prevailing rates. The following table represents the estimated future collections of notes and contracts receivable, net of allowances, at September 30, 1998:

            Years Ending September 30,     Estimated Receipts

            (Dollars in thousands)
            1999                               $ 63,022
            2000                                 30,835
            2001                                  6,353
            2002                                    358
            2003                                    204
                                               $100,772


At September 30, 1998 and 1997, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        September 30,
                                      1998        1997

           (Dollars in thousands)
           Current                   $10,602     $ 8,605
           Long-term                   6,126       9,624
                                     $16,728     $18,229


5.   Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 1998, the Company had bank deposits in excess of insured limits of approximately $29.5 million.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables.
Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:


          September 30, 1998
          Region
           Nevada                                      32%
           Atlantic City (distributor and other)       10%
           South America                               10%
           Australia                                    9%
           Europe                                       9%
           Native American casinos (distributor)        8%
           Riverboats (greater Mississippi River area)  7%
           Colorado                                     4%
           Other regions (individually less than 3%)   11%
             Total                                    100%

In September 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which had aggregate outstanding balances of $14.1 million and $14.8 million at September 30, 1998 and 1997, respectively. The guaranteed notes have due dates of December 1, 1998 and January 1, 2000 and are also collateralized by the respective casino properties. In the event the notes are not repaid in accordance with the terms, the Company may be required to make payment under the guarantee to the lender. In such event, the Company would record a receivable from CMS and assess the collectibility of the receivable.

6.   Corporate Headquarters and Manufacturing Facility
The Company has completed the three year project to construct its new "South Meadows" facility in Reno, Nevada. The manufacturing and warehousing facility was completed in January 1996, the corporate offices were completed in March 1997, and the 85,000 square foot cabinet manufacturing facility was completed in April 1998. The combined square footage of these facilities is approximately 1.0 million square feet. Essentially, all employees in Reno, Nevada now work at the South Meadows facility. The total cost of these facilities, including the site, was $93.7 million.

7.   Intangible Assets
Intangible assets consist of the following:

                                                     September 30,
                                                    1998       1997
               (Dollars in thousands)
               Intellectual property              $ 37,129    $1,550
               Excess of cost over net assets
                acquired                            98,778         -
                                                   135,907     1,550
               Less accumulated amortization        (4,355)     (277)
                                                  $131,552    $1,273

8.   Notes Payable and Capital Lease Obligations
Notes payable and capital lease obligations consist of the following:

                                                     September 30,
                                                    1998       1997

  (Dollars in thousands)
  Lines of credit                                $195,913    $ 57,741
  Senior notes                                     85,700     100,000
  Australian facility agreement                    71,196       8,347
  Capital lease obligations (see Note 9)               12          39
    Total                                         352,821     166,127
  Less current maturities                          30,311      25,414
  Long-term notes payable and capital lease
    obligations, net of current maturities       $322,510    $140,713


Lines of Credit
As of September 30, 1998, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by amounts reserved as security for letters of credit. At September 30, 1998, $57.2 million was available under this line of credit and $2.9 million was reserved as security for letters of credit.

IGT-Australia entered into a facility agreement in March 1998 which included a $17.8 million line of credit. The line bears interest at various rates and is supported by a guarantee from the Company. At September 30, 1998, $13.3 million was available under this line.

IGT-Japan had a $5.1 million line of credit available as of September 30, 1998. The line is supported by a guarantee from the Company and bears interest at 2%. At September 30, 1998, approximately $3.6 million was available under this line.

IGT-UK had a $1.4 million unsecured line of credit available as of September 30, 1998, bearing interest at the bank rate plus 1.5%. At September 30, 1998, $1.4 million was available under this line.

Senior Notes
In September 1994, the Company completed a $100.0 million private placement of 7.84% Senior Notes (the "Senior Notes"). The first annual principal installment of $14.3 million was paid in September 1998. Annual principal payments of approximately $14.3 million continue until September 2004. Interest is paid quarterly. The net proceeds from the Senior Notes of $99.6 million were used to finance the construction of a new manufacturing and headquarters facility and for general corporate purposes.

Australian Facility Agreement
In March 1998, IGT-Australia entered into a facility agreement which includes a $71.2 million note requiring quarterly principal payments commencing in March 1999 and ending in December 2003. The note bears interest at various rates. The proceeds of the loan were used to purchase certain assets in the Olympic acquisition.

The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

The following table represents the future fiscal year principal payments of the notes and capital lease obligations at September 30, 1998:

           Years Ending September 30,    Principal Payments

           (Dollars in thousands)
           1999                              $ 30,311
           2000                                23,645
           2001                                24,979
           2002                               214,979
           2003                                24,979
           2004 and after                      33,928
                                             $352,821

9.   Commitments
The Company leases certain of its facilities and equipment under various agreements for periods through the year 2006. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1998.


                                     Operating    Capital
    Years Ending September 30,        Leases      Leases      Total

    (Dollars in thousands)
    1999                             $ 5,706       $ 12      $ 5,718
    2000                               4,867                   4,867
    2001                               3,841                   3,841
    2002                               2,152                   2,152
    2003                                 480                     480
    2004 and after                       621                     621
      Total minimum payments         $17,667         12      $17,679
    Amount representing interest                      -
    Capital lease obligations                        12
    Less current portion                             12
     Long-term capital lease
      obligations                                  $  -


The cost and related accumulated depreciation of equipment under capital leases as of September 30, 1998 was $155,000 and $103,000, respectively, and at September 30, 1997 was $155,000 and $76,000, respectively.

Certain of the facility leases provide that the Company pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease term for the Company's recently vacated manufacturing facility in Reno, Nevada extends through February 2003 and the related payments are included in the schedule above. The Company has subleased approximately half of this facility to third parties. The terms of the sublease agreements call for payments of $4.4 million for the period of October 1998 through February 2003. The Company previously accrued for the future gross lease payments of these abandoned buildings, net of anticipated sublease receipts, and does not anticipate additional impact on the Company's results of operations.

The total rental expense for the fiscal years ended September 30, 1998, 1997 and 1996 was approximately $5.1 million, $3.6 million and $6.4 million, respectively.

10.      Liabilities to Jackpot Winners
The Company receives a percentage of the amount played or machine rental and service fees from the linked progressive systems to fund the related jackpot payments. The jackpots are paid in 20 to 31 equal annual installments without interest. The following schedule sets forth the future fiscal year payments for the jackpot winners under these systems at September 30, 1998:

            Years Ending September 30,       Payments

           (Dollars in thousands)
           1999                              $ 41,505
           2000                                41,505
           2001                                41,505
           2002                                41,506
           2003                                41,506
           2004 and after                     483,697
                                             $691,224

Jackpot  liabilities  in  the amount of the  present  value  of  the jackpots are recorded concurrently with the recognition of the related revenue. Jackpot liabilities include discounted payments due to winners for jackpots won and amounts accrued for jackpots not yet won that are contractual obligations of the Company. Jackpot liabilities consist of the following:

                                                 September 30,
                                                1998        1997

  (Dollars in thousands)
  Gross payments due to jackpot winners      $ 691,224   $ 600,648
  Unamortized discount on payments to
   jackpot winners                            (277,859)   (249,603)
  Accrual for jackpots not yet won             116,511      80,675
    Total jackpot liabilities                  529,876     431,720
  Less current liabilities                     (50,659)    (42,485)
  Long-term jackpot liabilities              $ 479,217   $ 389,235


The Company amortizes the discounts on the liabilities, recognizing it as interest expense, and records commensurate interest income on the investments purchased to fund the payments to the jackpot winners. During fiscal 1998, 1997 and 1996, the Company recorded interest expense on jackpot liabilities and interest income on jackpot investments of

$25.6 million, $21.2 million and $16.0 million, respectively. The Company was required to maintain cash and investments relating to systems liabilities totaling $56.7 million and $37.5 million at September 30, 1998 and 1997, respectively.

Federal legislation was passed October 21, 1998 which would permit jackpot winners to elect to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won after this date, the Company will make this offer to winners in jurisdictions which have also permitted such payments. For jackpots won prior to the effective date of the legislation, the winner may make this election after July 1, 1999. Upon the winner's election after July 1, 1999, investments currently held by the Company to fund these liabilities will be sold to settle the liability. Management believes that this change in circumstance will not be inconsistent with the classification of these investments as held to maturity and does not expect a material impact to fiscal 1999 operating results as a result of this change.

11.  Financial Instruments
The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Foreign Currency Management
The Company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the non-functional currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that gains and losses resulting from exchange rate changes are minimized. At September 30, 1998, the Company had net foreign currency transaction exposure of $54.8 million of which $43.7 million was hedged with currency forward contracts. In addition, from time to time, the Company may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency.

Interest Rate Management
In fiscal 1998, the Company effectively converted variable rate debt in Australia to fixed rate debt using an interest rate swap agreement with three counterparties. These swaps, which were required under the Australia facility agreement, mature in October 2003 and have quarterly interest settlement dates. Therefore, there were no unrealized gains or losses at September 30, 1998. The carrying value of the debt at September 30, 1998 totaled $71.2 million.

Other Off-Balance Sheet Instruments
In  the  normal  course  of business, the  Company  is  a  party  to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 1998 and 1997, the Company had performance bonds outstanding totaling $2.2 million relating to the Company's operation of two lottery systems and a gaming machine route. The Company is liable to reimburse the bond issuer in the event the bond is exercised as a result of the
Company's non-performance. At September 30, 1998 and 1997, the Company had outstanding letters of credit, issued under the Company's line of credit (see Note 8), totaling $2.9 million and $2.4 million, respectively, which were issued to insure payment by the Company to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

At September 30, 1998, the Company had foreign currency contracts to hedge firm commitments in the amount of $1.2 million in Australia. The gain or loss on these instruments is deferred and will be recognized in income when the hedged transactions occur. At
September 30, 1998, the unrealized gains/losses on these instruments, which mature within six months, were immaterial to the consolidated financial statements.

The following table presents the carrying amount and estimated fair value of the Company's financial instruments:

                                                  September 30,

                                            1998                  1997

                                     Carrying  Estimated   Carrying  Estimated
                                      Amount   Fair Value   Amount   Fair Value

     (Dollars in thousands)
     Assets
      Cash and cash equivalents      $175,413   $175,413   $151,771   $151,771
      Investment securities            19,354     19,354     14,944     14,944
      Notes and contracts receivable  100,772    118,845    107,210    124,407
      Investments to fund liabilities
       to jackpot winners             410,643    465,900    348,807    361,082
     Liabilities
      Jackpot liabilities             529,876    584,924    431,720    454,829
      Notes payable and capital lease
       obligations                    352,821    358,778    166,127    170,490
     Foreign currency contracts
      On balance sheet                 43,737     43,779          -          -
      Off balance sheet                 1,200      1,199          -          -


The carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments. The estimated fair value of investment securities and investments to fund liabilities to jackpot winners are based on quoted market prices. The estimated fair value of jackpot liabilities is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts. The estimated fair value of the Senior Notes, included in notes payable and capital lease obligations, was based on the yield required at the respective year end of a private placement of similar terms and credit valuation. The carrying value of the lines of credit, also included in notes payable and capital lease obligations, approximates fair value. The estimated fair value of foreign currency contracts is based on quoted market prices for an instrument with terms similar to the contract at year end.

12.  Earnings Per Share
Effective  October  1,  1997,  the Company  adopted  SFAS  No.  128,
"Earnings Per Share." Weighted average shares for the years ended September 30, 1997 and 1996 have been restated in accordance with SFAS No. 128. The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS:

                                             Years  Ended September 30,
                                             1998       1997       1996

       (Dollars in thousands, except
        per share amounts)
       Net income                          $152,446   $137,247   $118,017
       Weighted average common shares
        outstanding                         113,064    120,715    126,555
       Dilutive effect of stock options
        outstanding                           1,639      1,114        857
       Weighted average common and common
        equivalent shares outstanding       114,703    121,829    127,412

       Basic earnings per share            $   1.35   $   1.14   $   0.93
       Diluted earnings per share          $   1.33   $   1.13   $   0.93


Options to purchase 159,000, 127,000 and 683,544 shares of common stock at September 30, 1998, 1997 and 1996, respectively, were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares. The Company has purchased a total of 920,000 shares, or approximately 1%, of its outstanding common stock during the period October 1, 1998 to November 20, 1998. There were no other transactions in the same period which would have materially changed the number of common shares or potential common shares outstanding.

13.  Contingencies
The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on the Company's financial position or results of future operations.

Along with a number of other public gaming corporations, the Company is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. At this time, motions concerning class certification are pending before the Court.

The Company previously disclosed in its September 30, 1997 Form 10-K that its exclusive distributorship agreement between the Company and Atlantic City Coin and Slot Service Company ("ACCS") whereby ACCS agreed to sell certain products on behalf of the Company, principally into the Atlantic City, New Jersey market, was expected to end in June 1998 upon expiration of the term of the agreement. In September 1997, the Company notified ACCS that it would not renew the agreement. ACCS subsequently filed suit in the U.S. District Court for the District of New Jersey against the Company seeking, among other things, injunctive relief under the New Jersey Franchise Practices Act. On July 13, 1998, the Court granted ACCS' motion for injunctive relief, preliminarily enjoining the Company's termination of the 1993 agreement. The Company and ACCS have executed a settlement agreement that resolves all outstanding claims. The agreement has been lodged with the court and it is anticipated the court will approve the agreement in December 1998. The agreement provides that, among other things, ACCS will remain the Company's distributor pursuant to the 1993 agreement.

14.  Income Taxes
SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The Company determines the net current deferred tax asset or liability and the net noncurrent asset or liability separately for federal, state, and foreign jurisdictions.

The effective income tax rates differ from the statutory United States federal income tax rates as follows:

                                             Years Ended September 30,
                                      1998             1997             1996

(Dollars in thousands)           Amount   Rate    Amount   Rate    Amount  Rate
Taxes at federal statutory rate $82,086   35.0%  $74,419   35.0%  $64,545  35.0%
Foreign subsidiaries tax            591    0.3      (158)   0.0     3,855   2.1
State income tax, net             2,049    0.9     2,084    1.0     2,834   1.5
Foreign sales corporation        (1,453)  (0.6)   (1,380)  (0.7)   (1,567) (0.8)
Other, net                       (1,187)  (0.6)      413    0.2    (3,281) (1.8)
Provision for income taxes      $82,086   35.0%  $75,378   35.5%  $66,386  36.0%


Components of the provision for income taxes were as follows:


                                    Years Ended September 30,
                                    1998       1997       1996

     (Dollars in thousands)
     Current
      Federal                     $106,431   $102,171   $ 90,992
      State                          4,657      3,632      3,898
      Foreign                        2,922      1,652      4,076
      Total current                114,010    107,455     98,966
     Deferred
      Federal                      (30,862)   (30,283)   (28,493)
      State                         (2,149)      (308)    (1,225)
      Foreign                        1,087     (1,486)    (2,862)
      Total deferred               (31,924)   (32,077)   (32,580)
     Provision for income taxes   $ 82,086   $ 75,378   $ 66,386


Pre-tax income subject to United States taxation totaled $213.0 million, $
200.8  million  and $178.0 million for fiscal 1998, 1997  and  1996,
respectively.   Pre-tax income subject to foreign  taxation  totaled
$21.5 million, $11.8 million and $6.4 million for fiscal 1998,  1997 and 1996, respectively.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    September 30,
                                                   1998        1997

     (Dollars in thousands)
     Current deferred tax assets
      Reserves not currently deductible          $ 13,208    $ 11,653
      Reserve differential for gaming activities    2,315          45
      Foreign subsidiaries                            687       3,909
      Other                                         1,062       3,065
     Current deferred tax liabilities
      Unrealized gain on investment securities       (719)       (443)
      Other                                           (36)          -
     Net current deferred tax asset                16,517      18,229

     Non-current deferred tax assets
      Reserve differential for gaming activities  122,407      88,029
      Foreign subsidiaries                          5,328       6,585
      State income taxes                            4,368       2,971
      Other                                         7,655       2,055
     Non-current deferred tax liabilities
      Difference between book and tax basis
       of property                                 (5,793)     (1,301)
      Amortization of goodwill                     (1,732)          -
      Other                                          (525)       (267)
     Net non-current deferred tax asset           131,708      98,072

     Net deferred tax asset                      $148,225    $116,301


15.  Employee Benefit Plans
Employee Incentive Plans
Under a discretionary program effective January 1, 1986 and reviewable annually by the Company's Board of Directors, the Company contributed 11% of consolidated operating profits before incentives (excluding IGT-Australia and IGT-UK) to the following three employee incentive plans: profit sharing and 401(k) plan; cash sharing; and management bonus. The total annual contributions under all three plans were $25.9 million, $22.7 million and $21.8 million in fiscal 1998, 1997 and 1996, respectively.

The profit sharing plan was originally adopted in 1980 for the Company's employees working in the United States. Benefits vest over a seven year period of employment. Effective January 1, 1993, the Company began distributing a portion of the profit sharing plan contribution under a 401(k) retirement plan matching program. Per the plan agreement, the Company matches 100% of employee contributions up to $500 and an additional 50% of the next $500 contributed by the employee. This allows for maximum annual Company contributions of $750 to each employee's 401(k) account. These contributions vest immediately. In fiscal 1998, 1997 and 1996, the Company match portion of the total profit sharing contribution was $991,000, $933,000 and $913,000, respectively. The Company's foreign subsidiaries have similar retirement plans.

The cash sharing plan calls for semi-annual distributions to all non IGT-Australia and IGT-UK employees. The management bonuses are paid out annually to key employees throughout the Company. IGT-Australia and IGT-UK have similar employee incentive plans.

Stock-Based Compensation Plans
The Company has three stock-based compensation plans, which are described below.

Employee Stock Purchase Plan
In 1987, the Company adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of the Company's common stock. The term of each option is 12 months, and the exercise date is the last day of the option period. Employees who have completed 90 days of service with the Company are eligible. Employees who are officers, 5% or more shareholders, employees receiving more than $80,000 in annual compensation and employees of certain subsidiaries are excluded.

An aggregate of 2.4 million shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. At September 30, 1998, 719,000 shares were available under this plan.

Restricted Stock Awards
In March 1996, 600,000 shares were issued to six employees at a price of $.01 per share. In accordance with employment agreements, these restricted stock awards vest in increments over a five year period. Dividends on the shares issued are paid to the employees. The unvested shares issued to the employees are subject to repurchase by the Company at $.01 per share if the employee's employment terminates for certain reasons prior to the vesting of such shares.

In February 1997, the Company amended the 1993 Stock Option Plan to permit the grant of restricted stock awards of a fixed number of shares to participants determined by the Company's Board of Directors. Restricted stock awarded to a participant may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Shares awarded to participants in fiscal 1998 and 1997 totaled 10,000 and 200,000 shares, respectively, at a price of $.01 per share as determined by the Board of Directors. The shares vest in increments over a five year period.

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

Options have been granted at fair market value on the date of grant and, except for non-employee director options, typically vest ratably over five years although a shorter period may be provided, and expire 10 years subsequent to the grant. At September 30, 1998, options to purchase 540,000 shares were available for grant under the plans.

                                        Number     Weighted Average
                                      of Shares     Exercise Price

  Outstanding at October 1, 1995      3,480,402        $ 12.64
  Granted                             2,581,189        $ 13.59
  Forfeited or expired               (1,327,561)       $ 16.78
  Exercised                            (482,995)       $  5.86

  Outstanding at September 30, 1996   4,251,035        $ 12.64
  Granted                             1,876,361        $ 18.07
  Forfeited or expired                 (271,557)       $ 13.98
  Exercised                            (299,102)       $  8.56

  Outstanding at September 30, 1997   5,556,737        $ 14.56
  Granted                               809,617        $ 23.30
  Forfeited or expired                 (170,984)       $ 17.63
  Exercised                            (617,742)       $ 10.27

  Outstanding at September 30, 1998   5,577,628        $ 16.19

  Options exercisable at September 30,

           1998                       2,540,732        $ 14.25
           1997                       2,366,978        $ 12.76
           1996                         764,285        $  8.93


Valuation of Stock-Based Compensation Plans
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on October 1, 1996. As permitted by SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25 to its stock-based compensation. Accordingly, no compensation expense has been recognized for the stock option and employee stock purchase plans. The compensation expense that has been charged against income for the restricted stock award plan was $2.0 million, $2.6 million and $1.2 million for fiscal 1998, 1997 and 1996, respectively. SFAS No. 123 requires compensation expense to be measured based on the fair value of the equity instrument awarded.

If compensation expense for the Company's three stock-based compensation plans had been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below.

                                            Years Ended September 30,
                                           1998       1997       1996

     (Dollars in thousands, except
      per share amounts)
     Net income
       As reported                       $152,446   $137,247   $118,017
       Pro forma                          146,948    132,506    115,251
     Basic earnings per share
       As reported                       $   1.35   $   1.14   $   0.93
       Pro forma                             1.30       1.10       0.91
     Diluted earnings per share
       As reported                       $   1.33   $   1.13   $   0.93
       Pro forma                             1.28       1.10       0.90
     Weighted average fair value of
       options granted during the year   $   8.27   $   6.27   $   3.98
     Weighted average fair value of
       restricted stock awards granted
       during the year                   $  23.75   $  18.24   $  14.16


The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issues with a remaining life of 1.5 years) of 5.6%, 5.6% and 5.1%; dividend yields of .47%, .71% and .73%; volatility factors of the expected market price of the Company's common stock of .35, .44 and .46; weighted-average expected life of stock options of 1.5 years and an expected life of 1.0 years for employee stock purchases.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

16.  Related Party Transactions
Related party transactions included in the consolidated financial statements are as follows:


                                      1998      1997      1996

     (Dollars in thousands)
     Years Ended September 30,
      Total revenues                $84,994   $35,601   $11,843

     September 30,
      Accounts receivable           $ 8,205   $25,433   $ 1,151
      Current maturities of
       long-term notes and
       contracts receivable               -     1,831     2,911
      Long-term notes and contracts
       receivable                         4       123     2,474


Joint Ventures
The Company has entered into a number of joint venture agreements (the "Ventures") with various gaming or gaming related companies. Activities of these Ventures include placement of progressive system and other participation games and pursuit of video lottery opportunities of pari-mutuel based wagering. The Company owns a 50% share in each of the Ventures and recognized net revenues of $65.2 million during fiscal 1998. During the year, $56.2 million in asset and expense transfers and $1.4 million in capital contributions were made to the Ventures. At September 30, 1998, the Company had accounts receivable balances from these Ventures of $6.9 million. The largest aggregate amount of indebtedness outstanding at any time during the year was $25.5 million.

The Company applies the equity method of accounting to the joint ventures. Summarized financial information from the Spin for Cash Joint Venture and Master License Agreement with Anchor Gaming (the "Anchor joint venture"), which began operations in the quarter ended December 31, 1996, is as follows:

                                      Years ended September 30,
                                          1998        1997

     (Dollars in thousands)
     Revenues                           $246,851    $60,672
     Expenses                            117,294     31,202
     Operating income                    129,557     29,470
     Net income                          130,979     29,148

                                         As of September 30,
                                          1998        1997

     (Dollars in thousands)
     Total assets                       $171,742    $83,300
     Total liabilities                   107,815     48,209
     Total equity                         63,927     35,091


Other Related Parties
During fiscal 1997 and 1996, a member of the Company's Board of Directors was an officer of, and had an equity interest in, a Nevada gaming business from which the Company recognized revenues of $956,000 and $536,000, respectively. The Company had contracts and accounts receivable balances from this customer of $243,000 at September 30, 1997. He is also a director and officer of the parent company of additional gaming businesses, from which the Company recognized revenues of $19.8 million, $21.5 million and $11.3 million during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company had contracts and accounts receivable balances from these businesses of $1.3 million at both September 30, 1998 and 1997. The largest aggregate amount of indebtedness outstanding at anytime during the year was $2.0 million.

Effective October 1, 1993, the Company entered into an Agreement with National Holdings, Inc. ("NHI") to form IGT-NHI Joint Venture Company ("IGT-NHI") to engage in the business of supplying and operating bingo halls and electronic gaming devices in the Peoples Republic of China. Prior to the dissolution of IGT-NHI in fiscal
1997,  the Company had a 33% ownership interest in IGT-NHI.   During
fiscal 1997 and 1996, the Company wrote off the receivables from IGT-
NHI,  totaling  $401,000  and  $1.9  million,  respectively.   These
balances were substantially reserved in fiscal 1996.

The Company entered into a joint venture agreement with a wholly-owned subsidiary of Ladbroke Group PLC to form Ladbroke Gaming Argentina ("LGA") on January 27, 1995. LGA, 50% of which was owned by the Company, was formed to install gaming machines and conduct gaming operations within authorized gaming establishments in Argentina. In May, 1996, the Company sold its investment in LGA, recognizing a loss of $912,000. No revenues from this joint venture were recognized in fiscal 1998, 1997 or 1996. At September 30, 1998, no amounts were owed the Company by LGA for the sale of this investment. At September 30, 1997, LGA owed the Company $400,000.

17.  Supplemental Statement of Cash Flows Information
Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows. No notes or capital lease obligations were issued by the Company to obtain property, plant and equipment in the year ended September 30, 1998. The Company issued notes or incurred capital lease obligations to obtain property, plant and equipment in the years ended September 30, 1997 and 1996 of $12,000 and $143,000, respectively.

The Company manufactures gaming machines which are used on its proprietary systems and are leased to customers under operating leases. Property, plant and equipment increased $17.3 million, $11.0 million and $21.0 million in the years ended September 30, 1998, 1997 and 1996, respectively, as the net result of transfers between inventory and fixed assets.

The Company had dividends declared, but not yet paid at September 30, 1998, 1997 and 1996, totaling $3.3 million, $3.4 million and $3.8 million, respectively.

The tax benefit of stock options and the employee stock purchase plan totaled $3.2 million, $278,000 and $906,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Payments of interest for the years ended September 30, 1998, 1997 and 1996 were $41.2 million, $30.5 million and $26.3 million, respectively. Payments for income taxes for the years ended September 30, 1998, 1997 and 1996 were $101.2 million, $97.0 million and $102.1 million, respectively.

During the year, the fair value of assets acquired and liabilities assumed in conjunction with acquisitions of business (see Note 2) totaled $100.1 million and $23.6 million, respectively.

18.  Business Segments
The  Company  operates  principally in two lines  of  business:   the
manufacture and sale of gaming products (product sales) and the operation of wide-area progressive systems and gaming equipment leasing (gaming operations).

                                         Years Ended September 30,
                                        1998         1997        1996

  (Dollars in thousands)
  Revenues
   Manufacture of gaming products   $  477,024   $  461,150   $  481,652
   Gaming operations                   347,099      282,820      251,800
     Total                          $  824,123   $  743,970   $  733,452
  Operating Profit
   Manufacture of gaming products   $   84,213   $  109,730   $  115,370
   Gaming operations                   169,795      114,769       89,887
     Total                             254,008      224,499      205,257
   Other expense, including interest
     expense                           (19,476)     (11,874)     (20,854)
  Income Before Income Taxes        $  234,532   $  212,625   $  184,403
  Capital Expenditures
   Manufacture of gaming products   $    5,149   $    4,676   $   38,420
   Gaming operations                     2,411        2,255        5,817
   Corporate                             9,268       26,157       27,338
     Total                          $   16,828   $   33,088   $   71,575
  Depreciation and Amortization
   Manufacture of gaming products   $    9,615   $    4,668   $    3,201
   Gaming operations                    18,017       19,683       15,846
   Corporate                            13,836       10,673       11,455
     Total                          $   41,468   $   35,024   $   30,502
  Identifiable Assets
   Manufacture of gaming products   $  639,914   $  460,104   $  447,829
   Gaming operations                   754,849      600,918      440,729
   Corporate                           148,865      154,030      265,629
     Total                          $1,543,628   $1,215,052   $1,154,187


The  Company's  operations  are  based  in  the  United  States  and
internationally.   The table below presents information  as  to  the
Company's operations by these two regions.


                                        Years Ended September 30,
                                       1998         1997        1996

  (Dollars in thousands)
  Revenues
   Domestic
     Unaffiliated customers        $  634,695   $  601,934   $  612,071
     Inter-area transfers              36,809       30,455       33,774
   International
     Unaffiliated customers           189,428      142,036      121,381
     Inter-area transfers               7,023            -            -
   Eliminations                       (43,832)     (30,455)     (33,774)
     Total                         $  824,123   $  743,970   $  733,452

  Operating Profit
   Domestic                        $  217,493   $  205,331   $  198,948
   International                       36,515       19,168        6,309
     Total                            254,008      224,499      205,257
   Other expense, including
     interest expense                 (19,476)     (11,874)     (20,854)

  Income Before Income Taxes       $  234,532   $  212,625   $  184,403

  Identifiable Assets
   Domestic                        $1,235,868   $1,092,317   $1,047,383
   International                      307,760      122,735      106,804
     Total                         $1,543,628   $1,215,052   $1,154,187


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

During the fiscal years ended September 30, 1998, 1997 and 1996, the Company made net sales of $38.4 million, $35.4 million and $61.5 million, respectively, to Sodak, the Company's principal distributor of gaming products to Native American reservations. These sales aggregated  approximately  8%, 8% and 13%  of  the  Company's  total product sales for the fiscal years 1998, 1997 and 1996, respectively. The Company believes the loss of this customer would not have a long-term material adverse effect on product sales as other means of distribution to this market are available.

The Company had total export sales from the United States of approximately $33.9 million, $33.6 million and $24.3 million during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

19.  Selected Quarterly Financial Data (Unaudited)

                              First Qtr   Second Qtr   Third Qtr   Fourth Qtr

  (Dollars in thousands,
   except per share amounts
   and stock prices)
  1998
  Total revenues              $ 165,011    $182,090     $222,982    $254,040
  Income from operations         42,786      53,223       60,210      62,658
  Net income                     29,665      35,492       45,595      41,694

  Diluted earnings per share  $     .26    $    .31     $    .40    $    .37

  Stock price
  High                        $26 13/16    $26 3/16     $28 9/16    $ 28 7/8
   Low                        $21   7/8    $23 3/16     $23  5/8    $ 18 1/2

  1997
  Total revenues              $ 189,381    $164,371     $163,849    $226,369
  Income from operations         49,774      40,023       41,899      59,741
  Net income                     33,668      27,714       34,472      41,393

  Diluted earnings per share  $     .27    $    .22     $    .29    $    .36

  Stock price
  High                        $23   1/2    $19  3/4     $19  1/8    $ 23 1/4
   Low                        $17   5/8    $16  1/4     $15  3/8    $ 16 1/2

  1996
  Total revenues              $ 156,223    $160,547     $196,635    $220,047
  Income from operations         30,674      29,048       51,290      58,821
  Net income                     27,663      19,370       34,721      36,263

  Diluted earnings per share  $     .21    $    .15     $    .27    $    .28

  Stock price
  High                        $13   3/4    $15  1/8     $18  1/4    $ 21 3/8
   Low                        $10   3/4    $10  3/4     $14  1/8    $ 15 1/2


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

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)(1)    Consolidated Financial Statements:

          Reference  is  made  to  the  Index  to   Financial
          Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)    Consolidated Financial Statement Schedule:          Page

          VIII Valuation and Qualifying Accounts               71

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

10.3 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Registrants Report on Form 10-K for the year ended September 30, 1997).

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

10.8 Employment Agreement with G. Thomas Baker, President, Chief
     Operating Officer dated March 12, 1997. (incorporated by reference to exhibit 10.8 to Registrants Report on Form 10-K for the year ended September 30, 1997).

10.9 Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31,
     1998).

10.10 Joint Venture Agreement, dated December 3, 1996 by and between International Game Technology and Anchor Games, a d.b.a. of Anchor Coin.

11   Computation of Earnings Per Share

21   Subsidiaries

23   Independent Auditors' Consent

24   Power of Attorney (see page 70 hereof)

27   Financial data schedule

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three-month period ended September 30, 1998.

99.1 Financial statements of Spin for Cash Joint Venture and Master License Agreement for the years ended September 30, 1998 and 1997.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of December, 1998.

                            International Game Technology

                            By:/s/   Maureen T. Imus
                              Maureen T. Imus
                              Chief Financial Officer and
                              Vice President, Finance

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

Signature                    Title                          Date

/s/ Charles N. Mathewson     Chairman of the Board of       December 14, 1998
Charles N. Mathewson         Directors and Chief Executive
                             Officer

/s/ G. Thomas Baker          President and Chief Operating  December 14, 1998
G. Thomas Baker              Officer

/s/ Maureen T. Imus          Chief Financial Officer and    December 14, 1998
Maureen T. Imus              Vice President, Finance

/s/ Albert J. Crosson        Director and Vice Chairman of  December 14, 1998
Albert J. Crosson            the Board of Directors

/s/ John J. Russell          Director                       December 14, 1998
John J. Russell

/s/ Warren L. Nelson         Director                       December 14, 1998
Warren L. Nelson

/s/ Wilbur K. Keating        Director                       December 14, 1998
Wilbur K. Keating

/s/ Frederick B. Rentschler  Director                       December 14, 1998
Frederick B. Rentschler

/s/ Claudine B. Williams     Director                       December 14, 1998
Claudine B. Williams

/s/Rockwell A. Schnabel      Director                       December 14, 1998
Rockwell A. Schnabel

SCHEDULE VIII - Consolidated Valuation and Qualifying Accounts


                         Balance at             Increase (Decrease)  Balance
                         Beginning                       in           at End
                         of Period  Provisions    Unrealized Gains  of Period

(Dollars in thousands)
Valuation Allowance on
 Investment Securities:

  Year ended 9/30/96      $4,461      $   -           $ 5,261        $9,722

  Year ended 9/30/97      $9,722      $   -           $(8,457)       $1,265

  Year ended 9/30/98      $1,265      $   -           $   788        $2,053




                      Balance at                         Accounts   Balance
                      Beginning                          Written     at End
                      of Period  Provisions  Recoveries    Off      of Period

(Dollars in thousands)
Allowance for
 Doubtful Accounts:

  Year ended 9/30/96  $ 5,182      $3,968       $139     $3,608    $ 5,681

  Year ended 9/30/97  $ 5,681      $4,597       $236     $4,615    $ 5,899

  Year ended 9/30/98  $ 5,899      $  927       $351     $1,665    $ 5,512


Allowance for
 Doubtful Notes and
 Contracts Receivable:


  Year ended 9/30/96  $13,614      $7,655       $ 46     $1,540    $19,775

  Year ended 9/30/97  $19,775      $4,911       $211     $6,668    $18,229

  Year ended 9/30/98  $18,229      $3,808       $246     $5,555    $16,728




                        Balance at                            Balance
                        Beginning     Income      Income      at End
                        of Period    Deferred   Recognized   of Period

(Dollars in thousands)
Income Deferred
 under the Installment
 Method:

  Year ended 9/30/96      $ 30        $  -        $ 30         $  -

  Year ended 9/30/97      $  -        $  -        $  -         $  -

  Year ended 9/30/98      $  -        $  -        $  -         $  -



                        Balance at                Disposed      Balance
                        Beginning                  of and       at End
                        of Period   Provisions   Written Off   of Period

(Dollars in thousands)
Obsolete Inventory Reserve:

  Year ended 9/30/96     $14,902     $12,064      $ 8,801      $18,165

  Year ended 9/30/97     $18,165     $11,381      $14,665      $14,881

  Year ended 9/30/98     $14,881     $ 9,173      $ 5,480      $18,574



Obsolete Fixed Assets
 Reserve:

  Year ended 9/30/96     $   459     $  (132)     $   327      $     -

  Year ended 9/30/97     $     -     $     -      $     -      $     -

  Year ended 9/30/98     $     -     $     -      $     -      $     -