Form 10-Q
period 1999-01-02
INTERNATIONAL GAME TECHNOLOGY
filed 1999-02-16
CIK 353944

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending:   January 2, 1999

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

                            (775) 448-7777
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                   Outstanding at January 30, 1999
                  Common Stock                          107,544,051
           par value $.000625 per share

                    Part I - Financial Information

Item 1.  Financial Statements

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, and reflect only normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year ending October 2, 1999.

     These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that the disclosures are adequate to make the information presented herein not misleading.

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

       Unless   the   context  indicates  otherwise,   references   to
"International Game Technology," "IGT" or the "Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. The principal executive offices of the Company are located at 9295 Prototype Drive, Reno, Nevada 89511; its telephone number is (775) 448-7777.

      The following trademarks are owned by IGT and are registered with the U.S. Patent and Trademark Office: International Game Technology; IGT; the IGT logo with spade design; Double Diamond; Megabucks; Player's Edge-Plus; and Red, White & Blue. IGT also owns the trademark rights to the following: Game King; iGame with Design (interactive gaming); IGS; IGT Gaming systems; MegaJackpots; Nickels Deluxe; Slot Line; S-Plus Limited Series; Super Megabucks; Totem
Pole; Vision Series; and Vision Slot. Elvis is a registered trademark of Elvis Presley Enterprises. Wheel of Fortune is a
registered trademark of Califon Productions, Inc. Jeopardy! is a registered trademark of Jeopardy Productions, Inc. Five-Deck Frenzy is a trademark of Shufflemaster.

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Condensed Consolidated Statements of Income

                                                  Three Months Ended
                                              January 2,     December 31,
                                                1999            1997
 (Amounts in thousands, except per
  share amounts)
 Revenues
   Product sales                             $136,604          $ 95,357
   Gaming operations                           85,102            69,654
   Total revenues                             221,706           165,011

 Costs and Expenses
   Cost of product sales                       86,786            54,716
   Cost of gaming operations                   38,601            34,495
   Selling, general and administrative         29,742            20,986
   Depreciation and amortization                6,107             3,366
   Research and development                    10,704             7,276
   Provision for bad debts                      1,372             1,386
   Total costs and expenses                   173,312           122,225

 Income from Operations                        48,394            42,786

 Other Income (Expense)
   Interest income                             11,544            11,175
   Interest expense                           (12,562)           (8,789)
   Gain on sale of assets                       3,970             1,041
   Other                                          449              (574)
   Other income, net                            3,401             2,853

 Income Before Income Taxes                    51,795            45,639
 Provision For Income Taxes                    17,351            15,974
 Net Income                                  $ 34,444          $ 29,665

 Basic Earnings Per Share                    $   0.32          $   0.26

 Diluted Earnings Per Share                  $   0.32          $   0.26

 Weighted Average Common Shares Outstanding   108,017           113,771

 Weighted Average Common and Common
  Equivalent
   Shares Outstanding                         109,169           115,719


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                January 2,    September 30,
                                                  1999            1998
(Dollars in thousands)
 Assets
   Current assets
      Cash and cash equivalents               $  182,363     $  175,413
      Investment securities, at market value      13,900         19,354
      Accounts receivable, net of allowances
        for doubtful accounts of $7,765
        and $5,512                               178,701        189,521
      Current maturities of long-term notes
        and contracts receivable, net of
        allowances                                63,310         63,022
      Inventories, net of allowances for
        obsolescence of $17,259 and $18,574:
        Raw materials                             68,360         73,749
        Work-in-process                            5,887          3,746
        Finished goods                            65,231         55,659
        Total inventories                        139,478        133,154
      Investments to fund liabilities to
        jackpot winners                           41,644         41,216
      Deferred income taxes                       18,402         16,517
      Prepaid expenses and other                  34,823         32,346
        Total Current Assets                     672,621        670,543
   Long-term notes and contracts receivable,
      net of allowances and current
      maturities                                  32,385         37,750
   Property, plant and equipment, at cost
      Land                                        19,412         19,406
      Buildings                                   71,103         71,136
      Gaming operations equipment                 80,600         73,222
      Manufacturing machinery and equipment      110,924        109,576
      Leasehold improvements                       5,212          4,955
      Total                                      287,251        278,295
      Less accumulated depreciation and
       amortization                             (114,400)      (109,542)
      Property, plant and equipment, net         172,851        168,753
   Investments to fund liabilities to jackpot
     winners                                     371,505        369,427
   Deferred income taxes                         146,242        131,708
   Intangible assets                             133,158        131,552
   Other assets                                   35,297         33,895
      Total Assets                            $1,564,059     $1,543,628


Condensed Consolidated Balance Sheets

                                                 January 2,  September 30,
                                                   1999          1998
(Dollars in thousands)
 Liabilities and Stockholders' Equity
   Current liabilities
      Current maturities of long-term
         notes payable and capital lease
         obligations                            $   34,525    $   30,311
      Accounts payable                              53,423        57,277
      Jackpot liabilities                           74,294        50,659
      Accrued employee benefit plan liabilities      7,089        17,512
      Accrued dividends payable                      3,225         3,266
      Other accrued liabilities                     51,962        41,515
        Total Current Liabilities                  224,518       200,540
   Long-term notes payable and capital lease
      obligations, net of current maturities       316,467       322,510
   Long-term jackpot liabilities                   475,735       479,217
   Other liabilities                                    83            85
        Total Liabilities                        1,016,803     1,002,352

   Commitments and contingencies                         -             -

   Stockholders' equity
      Common stock, $.000625 par value;
        320,000,000 shares authorized;
        152,631,957 and 152,586,560
        shares issued                                   95            95
      Additional paid-in capital                   257,551       256,656
      Retained earnings                            858,814       827,542
      Treasury stock; 45,116,200 and 43,721,200
        shares at cost                            (561,963)     (535,797)
      Accumulated other comprehensive income        (7,241)       (7,220)
        Total Stockholders' Equity                 547,256       541,276
        Total Liabilities and Stockholders'
          Equity                                $1,564,059    $1,543,628











    The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                      Three Months Ended
                                                   January 2,  December 31,
                                                     1999          1997
(Dollars in thousands)
 Cash Flows from Operating Activities
 Net income                                       $ 34,444      $ 29,665
 Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                    12,078         8,707
   Provision for bad debts                           1,372         1,386
   Provision for inventory obsolescence              3,520         1,937
   Gain on investment securities and fixed assets   (3,970)       (1,042)
   Common stock awards                                 384           649
   (Increase) decrease in assets:
      Receivables                                   16,388        26,588
      Inventories                                  (19,882)      (20,777)
      Prepaid expenses and other                    (2,175)        1,304
      Other assets                                    (872)          746
      Net accrued and deferred income taxes, net
       of tax benefit of employee stock plans       (3,333)       12,525
   Increase in accounts payable and accrued
    liabilities                                    (16,490)      (13,820)
   Earnings of unconsolidated affiliates in excess
    of distributions                                (1,401)      (11,269)
   Other                                                53           (55)
      Total adjustments                            (14,328)        6,879
      Net cash provided by operating activities     20,116        36,544


Condensed Consolidated Statements of Cash Flows

                                                      Three Months Ended
                                                   January 2,   December 31,
                                                     1999           1997
 (Dollars in thousands)
 Cash Flows from Investing Activities
   Investment in property, plant and equipment      (2,944)       (3,777)
   Proceeds from sale of property, plant and
     equipment                                         311           170
   Purchase of investment securities                     -          (267)
   Proceeds from sale of investment securities       7,670         1,910
   Proceeds from investments to fund liabilities
    to jackpot winners                              10,121         9,994
   Purchase of investments to fund liabilities to
    jackpot winners                                (12,627)      (28,797)
   Investment in unconsolidated affiliates               -          (654)
      Net cash provided by (used in) investing
       activities                                    2,531       (21,421)

 Cash Flows from Financing Activities
   Proceeds from long-term debt                    225,296        16,314
   Principal payments on debt                     (229,755)      (55,260)
   Payments on jackpot liabilities                 (13,429)       (9,994)
   Collections from systems to fund jackpot
    liabilities                                     33,582        32,509
   Proceeds from employee stock plans                  257           754
   Purchases of treasury stock                     (26,165)            -
   Payments of cash dividends                       (3,266)       (3,455)
      Net cash used in financing activities        (13,480)      (19,132)

 Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                 (2,217)          589
 Net Increase (Decrease) in Cash and Cash
   Equivalents                                       6,950        (3,420)

 Cash and Cash Equivalents at:
   Beginning of Period                             175,413       151,771
   End of Period                                 $ 182,363      $148,351









    The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Fiscal Year
     The Company changed its fiscal year end to the Saturday closest to September 30, beginning with the fiscal year ending October 2, 1999. Similarly, each quarter will end on the Saturday closest to the last day of the quarter end month.

2.   Subsequent Event
     On January 27, 1999, the Company signed a Heads of Agreement with Access Systems Pty., Ltd. ("Access") of Sydney, Australia to develop a global Internet gaming software alliance. The Company will own a minority interest in Access and will use the equity method of accounting for this investment.

3.   Notes and Contracts Receivable
     The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                        January 2,  September 30,
                                          1999          1998
               (Dollars in thousands)
               Current                  $ 9,481       $10,602
               Long-term                  6,468         6,126
                                        $15,949       $16,728

4.   Intangible Assets
     Intangible assets consist of the following:

                                        January 2,  September 30,
                                          1999          1998
               (Dollars in thousands)
               Intellectual property     $ 38,266     $ 37,129
               Excess of cost over net
                assets acquired           101,384       98,778
                                          139,650      135,907
               Less accumulated
                amortization               (6,492)      (4,355)
                                         $133,158     $131,552

5.   Concentrations of Credit Risk
     The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.

      Product sales and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes a portion of its products through third party distributors resulting in significant distributor receivables.

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:

          January 2, 1999
          Region
           Nevada                                           27%
           Atlantic City (distributor and other)            13%
           South America                                    10%
           Australia                                        10%
           Europe                                            9%
           Riverboats (greater Mississippi River area)       9%
           Native American casinos (distributor)             6%
           Colorado                                          5%
           Japan                                             5%
           Other regions (individually less than 3%)         6%
             Total                                         100%

     In September 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which at January 2, 1999, had an aggregate outstanding principal balance of $14.0 million. The guaranteed notes have scheduled payments of $8.4 million on December 1, 1998 and $5.6 million on January 1, 2000 and are collateralized by the respective casino properties. To the Company's knowledge, the principal payment due December 1, 1998 along with accrued interest of $182,000 has not been paid. In the event the notes are not repaid in accordance with the terms, the Company expects to be required to make payment under the guarantee to the lender or make other arrangements satisfactory to the lender. In such an event, the Company would record a receivable from CMS and assess the collectibility of the receivable.

6.   Earnings Per Share
     The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS:

                                                 Three Months Ended
                                              January 2,   December 31,
                                                1999          1997

       (Dollars in thousands, except
        per share amounts)
       Net income                              $ 34,444     $ 29,665

       Weighted average common shares
        outstanding                             108,017      113,771
       Dilutive effect of stock options
        outstanding                               1,152        1,948
       Weighted average common and common
        equivalent shares outstanding           109,169      115,719

       Basic earnings per share                $   0.32     $   0.26
       Diluted earnings per share              $   0.32     $   0.26


      Options to purchase 833,000 and 50,000 shares of common stock at January 2, 1999 and December 31, 1997, respectively, were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were no transactions during the period January 3, 1999 to February 5, 1999 which would have materially changed the number of common shares or potential common shares outstanding.

7.   Income Taxes
     The provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

8.   Comprehensive Income
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which was adopted by the Company beginning October 1, 1998. SFAS No. 130 requires the reporting of comprehensive income and its components in the financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. The Company intends to disclose this information in its Annual Report on Form 10-K for the year ending October 2, 1999. Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains on investment securities. The Company's total comprehensive income is as follows:

                                                 Three Months Ended
                                              January 2,   December 31,
                                                1999          1997

       (Dollars in thousand)
       Net income                             $34,444       $29,665
        Net change in other comprehensive
         income                                   (21)       (4,433)
       Comprehensive income                   $34,423       $25,232


9.   Supplemental Cash Flows Information
      Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

      The Company manufactures gaming machines which are used on its proprietary systems and are leased to customers under operating leases. Property, plant and equipment increased $11.1 million and $2.2 million during the three months ended January 2, 1999 and December 31, 1997, respectively, as the net result of transfers between inventory and fixed assets.

     On December 8, 1998, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on March 1, 1999 to shareholders of record at the close of business on February 1, 1999. At January 2, 1999, the Company had accrued $3.2 million for the payment of this dividend.

      The tax benefit of employee stock plans totaled $253,000 and $135,000 for the three month periods ended January 2, 1999 and December 31, 1997, respectively.

      Payments of interest for the three month periods ended January 2, 1999 and December 31, 1997 were $12.0 million and $9.1 million, respectively. Payments for income taxes were $19.3 and $1.4 million for the three month periods ended January 2, 1999 and December 31, 1997, respectively.

10.  Contingencies
     The Company has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits, including the lawsuit described below, to have a material adverse effect on the Company's financial position or results of future operations.

     The Company previously disclosed in its September 30, 1997 Form 10-K that its exclusive distributorship agreement between the Company and Atlantic City Coin and Slot Service Company ("ACCS") whereby ACCS agreed to sell certain products on behalf of the Company, principally into the Atlantic City, New Jersey market, was expected to end in June 1998 upon expiration of the term of the agreement. In September 1997, the Company notified ACCS that it would not renew the agreement. ACCS subsequently filed suit in the U.S. District Court for the District of New Jersey against the Company seeking, among other things, injunctive relief under the New Jersey Franchise Practices Act. On July 13, 1998, the Court granted ACCS' motion for injunctive relief, preliminarily enjoining the Company's termination of the 1993 agreement. The Company and ACCS have executed a settlement agreement that resolves all outstanding claims. The agreement has been lodged with the court and is pending court approval. The agreement provides that, among other things, ACCS will remain the Company's distributor pursuant to the 1993 agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended January 2, 1999 Compared to the Three Months Ended December 31, 1997

     Net income for the quarter totaled $34.4 million or $.32 per diluted share compared to $29.7 million or $.26 per diluted share in the prior year. Growth in international product sales and continued gains in proprietary systems revenue contributed most significantly to the 16% improvement in net income.

Revenues and Gross Profit Margins
      Total revenues for the first quarter of fiscal 1999 grew 34% to $221.7 million from $165.0 million in the first quarter of fiscal 1998. The Company shipped 32,200 gaming machines resulting in product sales of $136.6 million for the current quarter compared to 14,600 units and $95.4 million in the comparable prior year quarter. Internationally, machine sales totaled 25,000 units, or 78% of total units, during the current quarter versus 6,000 units, or 41% of total units, during the prior year quarter. The replacement markets in the United Kingdom and Japan contributed the majority of these international sales. Japanese sales totaled more than 14,000 units, driven by the introduction of the Company's latest pachisuro game, Popper King. Barcrest, the Company's UK subsidiary acquired in March 1998, sold 7,500 gaming machines in the current quarter. Australia sales contributed 2,200 machines in the current quarter.

     The Company shipped 7,200 gaming machines domestically during the quarter compared to 8,600 in the year earlier period. Domestic shipments for the current period included sales to the Ontario Lottery Commission ("OLC"), the Isle of Capri resort in Blackhawk, Colorado and a partial shipment to Mirage's Beau Rivage in Biloxi, Mississippi. The OLC has ordered a total of 3,000 units from the Company representing a 55% share of the first 5,500 machines ordered by the OLC in this new market. 800 of these units were shipped during the quarter. Certain domestic deliveries originally expected for the first quarter of 1999 were rescheduled to the second fiscal quarter including shipments to a major new casino in Las Vegas. The overall decrease in sales domestically was most pronounced in the Native American, Nevada and Riverboat jurisdictions due to fewer casino openings and expansions compared to the prior period.

      Revenues from gaming operations in the first quarter increased 22% to $85.1 million compared to $69.7 million for the same period last year. This increase is primarily attributable to the continued popularity of the Wheel of Fortune game and strong play on Nevada Megabucks where the largest slot machine jackpot of more than $27 million was won in November 1998. In comparison to the prior year, the introductions of new games including Jeopardy, Slotopoly and Elvis in various jurisdictions and the addition of wide area progressive gaming in Iowa also contributed positively to the overall increase in gaming operations revenues. The installed base of machines operating on MegaJackpot systems grew to 14,300 units at the end of the current quarter compared to 12,300 machines one year earlier.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      The gross profit on total revenues for the first quarter of fiscal 1999 increased 27% to $96.3 million compared to $75.8 million for the first quarter of fiscal 1998. This resulted from an improvement of $9.2 million in product sales gross profit and $11.3 million increase in gaming operations gross profit. The gross profit on product sales grew to $49.8 million from $40.6 million reported for the corresponding quarter of fiscal 1998. The gross margin percentage on product sales was 36% for the current quarter versus 43% in the year earlier period. This fluctuation was due to the larger mix of international sales, which grew to 58% of total revenue from 36% in the first quarter of fiscal 1998. The gross margin percentage domestically was influenced by lower volumes and a higher mix of new product lines, which carry higher margin dollars but lower margin percentages. The gross margin on gaming operations grew to $46.5 million or 55% in the current quarter versus $35.2 million or 51% for the first quarter of fiscal 1998. The improvement in gross profit margin is primarily due to joint venture activities totaling $19.5 million, which, for accounting purposes, are reported net of expenses in gaming operations revenue, partially offset by declining interest rates which increased the costs of interest sensitive assets the Company purchases to fund jackpot payments.

Expenses
      Selling, general and administrative expenses increased $8.8 million to $29.7 million in the first quarter of fiscal 1999 in comparison to the same prior year period. This fluctuation is primarily due to the inclusion of operating expenses attributable to the businesses acquired in the UK and Australia in March 1998, along with increased domestic advertising, marketing, and compliance expenses related to new product offerings. Depreciation and amortization expense totaled $6.1 million and $3.4 million for the quarters ended January 2, 1999 and December 31, 1997, respectively. This increase is primarily due to goodwill amortization and additional depreciation expense arising from the acquired assets.

      Research and development expenses increased to $10.7 million for the current quarter compared to $7.3 million for the first quarter of fiscal 1998. The additional research and development centers in the UK and Australia and the Company's commitment to new product development domestically resulted in the increase. The provision for bad debts totaled $1.4 million in both the first quarter of fiscal 1999 and 1998. An increase in provisions for international receivables was offset by a decline in domestic bad debt expense reflecting the current quarter product sales mix.

      Operating expenses as a percent of total revenues were 22% for the current quarter versus 20% in the first quarter of fiscal 1998. This fluctuation is primarily attributable to lower sales volume of IGT-Australia units in addition to the inclusion of operating expenses from the Olympic acquisition.

Other Income and Expense
      Other income for the quarter increased $548,000 over the first quarter of fiscal 1998. Operation of the Company's MegaJackpotTM systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $583,000 over the comparable prior year period as a result of growth in proprietary systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

An increase in gains on the sale of investment securities was offset by increased interest expense. Interest expense on the corporate and Australian lines of credit increased $3.0 million over the December 31, 1997 quarter due to borrowings related to recent acquisitions and treasury stock purchases.

      The  Company's worldwide tax rate declined to 33.5%  during  the first quarter and the Company expects that rate to be in effect for the full year. The change reflects the expiration of tax contingencies, implementation of beneficial tax strategies related to the IGT Foreign Sales Corporation, research and development credits and structuring of foreign acquisitions, as well as an increase in foreign operations in jurisdictions which have lower statutory tax rates.

Liquidity and Capital Resources

Working Capital
      Working capital declined $21.9 million to $448.1 million during the three months ended January 2, 1999. Changes in current assets which contributed to the overall fluctuation in working capital included a decrease in accounts receivable resulting from improvement in the average collection period. An increase in inventories as a result of inventories acquired and timing of deliveries of inventory committed for sale also contributed to the fluctuation. Accrued income taxes increased due to the timing of estimated tax payments along with a $10.4 million decrease in accrued employee benefit plan liabilities, resulting from payments during the current period.
Current jackpot liabilities increased in response to the overall growth in progressive systems.

Cash Flows
     The Company's cash and cash equivalents totaled $182.4 million at January 2, 1999, a $7.0 million increase from the prior fiscal year end. Cash provided by operating activities for the quarters ended January 2, 1999 and December 31, 1997 totaled $20.1 million and $35.9 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flows from operating activities.

     The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and use cash to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $17.6 million and $3.7 million for the periods ended January 2, 1999 and December 31, 1997, respectively.

     Purchases of treasury stock of $26.2 million was the primary use of financing cash in the current period. Principal payments in excess of borrowings was the primary use of financing cash in the prior period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      Federal legislation was passed October 21, 1998 which permits jackpot winners to elect to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won after this date, the Company has made this offer to winners in jurisdictions which have also permitted such payments. For jackpots won prior to the effective date of the legislation, the winner may make this election after July 1, 1999. As a result, fiscal 1999 cash flows from operating activities may increase due to the realization of deferred tax assets related to the timing of the tax deductibility of jackpot payments. The realization of the deferred tax asset is dependent upon the number of winners who make this election and enabling gaming regulatory rule changes in jurisdictions operating progressive systems. The Company cannot predict the cash flow impact at this time.

Lines of Credit
      As  of  January  2,  1999, the Company  had  a  $250.0  million unsecured  bank  line  of credit with various interest  rate  options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by amounts reserved as security for letters of credit. At January 2, 1999, $64.5 million was available under this line of credit and $3.5 million was reserved as security for letters of credit.

      IGT-Australia entered into a facility agreement in March 1998 which included an $18.4 million line of credit. The line bears interest at various rates and is supported by a guarantee from the Company. At January 2, 1999, $8.6 million was available under this line.

      IGT-Japan had a $6.2 million line of credit available as of January 2, 1999. The line is supported by a guarantee from the
Company and bears interest at various rates. At January 2, 1999, approximately $6.2 million was available under this line.

      The Company is required to comply, and is in compliance, with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the Company.

Stock Repurchase Plan
      A stock repurchase plan was originally authorized by the Board of Directors in October 1990. As of February 5, 1999, the Company was authorized to purchase a remaining 21.9 million shares under the Board authorization. During the period October 1, 1998 to February 5, 1999, the Company reacquired 1.4 million shares for an aggregate purchase price of $26.9 million.

Recently Issued Accounting Standards
     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in financial statements and is effective for the Company's fiscal year ending October 2, 1999. Management intends to comply with the disclosure requirements of this statement in its fiscal 1999 Annual Report on Form 10-K and does not anticipate a material impact on the results of operations for each segment.

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

Year 2000
     The Year 2000 readiness issue, which is common to most businesses, arises from the inability of computer information systems with date-sensitive processes to properly recognize and accurately process date-sensitive information on and beyond January 1, 2000. If the Company or its customers, suppliers, or other third parties fail to make corrections for programs that have defined dates using a two-digit year, this could result in system failure or malfunction of certain computer equipment, software, and other devices dependent upon computerized mechanisms that are date sensitive. This problem may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is difficult to predict the actual impact. Recognizing this uncertainty, management has and is continuing to actively analyze, assess, and plan for various Year 2000 contingencies across the Company.

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in and beyond the Year 2000. Information technology ("IT") systems impacted by the Year 2000 issue include systems commonly thought of as IT systems, such as accounting, data processing and telephone/PBX systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, security systems, fax machines, mail machines, automated assembly lines, and other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology which compounds the identification, assessment, remediation, and testing efforts.

     All subsidiaries of the Company will perform the identification, assessment, remediation and testing phases. However, the Company has identified its largest manufacturing locations, IGT (North America), IGT-UK, IGT-Japan and IGT-Australia as critical operating locations as most other subsidiaries are dependent upon these locations. IGT and IGT-UK have substantially completed the identification and assessment phases. IGT-Australia has completed the identification process and is progressing through the assessment phase, which is scheduled for completion by March 31, 1999. IGT-Japan utilizes a third party to manufacture its products and has received assurance that this manufacturer is Year 2000 ready. At this stage, the Company believes that its Year 2000 deficiencies will be remedied through computer equipment and software replacement or modification in a timely fashion.

     The Company is utilizing both internal and external resources to accomplish its Year 2000 plan, which began in December 1997 and is expected to be substantially completed by June 1999. The Company estimates that as of January 31, 1999, it had completed approximately 40% of the initiatives necessary to fully address potential Year 2000 issues. The remaining project efforts are underway and are anticipated to be completed prior to any currently anticipated impact on its computer equipment and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

software. The Company engaged third parties to review the IGT and IGT-UK information systems plans and has incorporated the recommendations of such parties into the plan.

     The Company has also initiated efforts to ensure the readiness of its products and services. As part of its assessment of current products and services, IGT is currently upgrading all wide-area progressive jackpot system software. The Company has installed the software upgrade in Nevada and received approval for the software update from regulators in most other jurisdictions. The Company is in the process of notifying all of its customers who may have products with Year 2000 readiness issues and expects this notification to be completed by March 1999.

     IGT uses an AS400 for the majority of its North American software applications, including the manufacturing process, and has identified this as a critical system. The assessment and remediation efforts on the system have been substantially completed. The testing phase is expected to be completed by June 1999. IGT-UK is in the process of implementing Oracle as an enterprise wide improvement to its information systems and a resolution to Year 2000 readiness issues. Implementation of this system is expected to be complete by March 1999.

     The Company has also surveyed its key vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. As of January 31, 1999, the Company had received responses from approximately 50% of such third parties, a majority of which have provided assurances that they are either Year 2000 ready or expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, is in process, to be completed by March 1999. Although the Company has developed a system of communicating with vendors to understand their ability to continue providing services and products through the Year 2000 without interruption, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company believes that the cost of its Year 2000 efforts are not expected to exceed $3 million, which will be funded from operating cash flows. Approximately $2.1 million of this total is for the replacement of non-compliant equipment and software which is expected to be capitalized as fixed assets in fiscal 1999. As of January 31, 1999, the Company had incurred costs of approximately $1.1 million, including the cost of third party reviews. Two of the Company's subsidiaries are implementing enterprise wide information system improvements which also resolve Year 2000 issues. The cost of implementing these systems has not been included in this cost because the implementations were not initiated specifically to resolve the Year 2000 issue. A significant portion of the software remediation costs are not likely to be incremental to the Company's results of operations, but rather will represent the redeployment of existing information technology and other resources. As a result of the redeployment of internal resources for the Year 2000 remediation efforts, certain enhancements of the Company's current systems may be postponed. The Company does not expect the postponement of these enhancements to have a significant impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

     The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, including, but not limited to, third parties whose services the Company relies on to produce and sell our products, such as key suppliers and customers, public utilities, telecommunication providers, financial institutions, or certain regulators of the various jurisdictions where the Company does business, which could result in lost production, sales, or administrative difficulties on the part of the Company. The Company believes that the implementation of new business systems and completion of the Year 2000 project as scheduled will significantly reduce the risk of operational difficulties within our operating systems, facilities and products. The Company's Year 2000 project requires the majority of its application systems to be remedied and tested by June 30, 1999. In those instances where completion by the end of 1999 is not assured, appropriate contingency plans are in development or to be determined by March 1999. While the Company continues to believe the Year 2000 issues will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

Item 2a.  Quantitative and Qualitative Factors about Market Risk

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

Foreign Currency Risk
      The Company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that gains and losses resulting from exchange rate changes are minimized. At January 2, 1999, the Company had net foreign currency transaction exposure of $53.8 million of which $49.0 million was hedged with currency forward contracts. In addition, from time to time, the Company may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency.

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

Item  2a.   Quantitative and Qualitative Factors about  Market  Risk,
            (continued)

      Changes in the currency exchange rates that would have the largest impact on translating the Company's international operating profit include the Australian dollar, British pound and the Japanese yen. Management estimates that a 10% change in foreign exchange rates would impact reported quarterly operating profit by less than $1.0 million. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
      The Company's results of operations are exposed to fluctuations in the costs of U.S. Government securities used to fund liabilities to jackpot winners. The Company records gaming operations expense for future jackpots based on current rates for these U.S. Government securities which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. Management estimates that a 10% decline in interest rates would impact gaming operations gross profit by $1.0 million. The Company currently does not manage this exposure with derivative financial instruments.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the outcome of pending legal actions are not expected to have a material adverse effect on the Company's financial position or results of operations; and statements regarding estimated completion dates and costs for the Year 2000 project. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements.

      The Company cautions that such statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q and the Company's operations, financial condition and results of operations are subject to risks and other important factors, including, without limitation, the following: a decline in demand for the Company's gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed or planned casinos; the effect of changes in economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or legislation, including anti-gaming legislation; delays or lack of funding from regulatory agencies; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; a decline in player appeal for the Company's gaming products or an increase in the popularity of existing or new games of competitors; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key Company executives; approval of pending patent applications of parties unrelated to the Company that restrict the ability of the Company to compete effectively with products that are the subject of such pending patents or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by gaming regulatory authorities with respect to Company officers, directors or key employees; the limitation, conditioning or suspension of any Company gaming license; fluctuations in foreign exchange rates, tariffs and other barriers; adverse changes in the credit worthiness of parties with whom the Company has forward currency exchange contracts; the loss of sublessors of the leased properties abandoned by the Company; with respect to legal actions to which the Company is a party, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation; and with respect to the Year 2000, discovery of deficiencies not currently identified by the Company in its assessments.

                      Part II - Other Information


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     The Company filed an 8-K dated December 23, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 1999

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:/s/Maureen Imus
                                           Maureen Imus
                                           Chief Financial Officer and
                                           Vice President, Finance