Form 10-Q
period 1999-04-03
INTERNATIONAL GAME TECHNOLOGY
filed 1999-05-18
CIK 353944

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ending:   April 3, 1999

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding at May 1, 1999
              Common Stock                      98,184,267
       par value $.000625 per share

                      Part I - Financial Information

Item 1.  Financial Statements

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, and reflect only normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Operating results for the quarter or year to date periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 2, 1999.

      These financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that the disclosures are adequate to make the information presented herein not misleading.

Organization

      International Game Technology (the "Company") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate the Company's initial public offering. IGT is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world and was the first to develop computerized video gaming machines. IGT principally has served the casino gaming industry in the United States. In 1986, IGT began expanding its business internationally and currently manufactures its gaming products in Australia, Japan and the United Kingdom in addition to the United States. IGT also maintains sales offices in legalized gaming jurisdictions globally, including Argentina, Brazil, New Zealand, Peru South Africa and The Netherlands. The Company is currently licensed to provide gaming products in every significant legalized gaming jurisdiction in the world. Each of the following corporations is a direct or indirect wholly-owned subsidiary of the Company: I.G.T. - Argentina S.A. ("IGT-Argentina"); I.G.T. (Australia) Pty. Limited ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe B.V. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT Japan K.K. ("IGT-Japan"); IGT-UK Limited ("IGT-UK"); International Game Technology - Africa (Proprietary) Limited ("IGT-Africa"); and International Game Technology S.R. Ltda. ("IGT-Peru").

       IGT operates principally in two lines of business: (1) the development, manufacturing, marketing and distribution of gaming products, what we refer to as "Gaming Product Sales" and (2) the development, marketing and operation of wide-area progressive systems, what we refer to as "Gaming Operations."

       Gaming Product Sales. IGT manufactures a broad range of microprocessor-based gaming machines, consisting of traditional spinning reel slot machines, video gaming machines and government-sponsored and other video gaming devices. We offer products with such brand names as Double Diamond; Red, White and Blue; Five Times Pay; Bonus Poker and Deuces Wild. The Company typically sells our machines directly to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator. In addition to gaming machines, IGT develops and sells computerized casino management systems which provide casino operators with slot and table game accounting, player tracking and specialized bonusing capabilities. The Company also develops and sells specialized video lottery terminals for lotteries and other applications and computerized linked proprietary systems to allow the lottery authorities to monitor video lottery terminals. We derive revenue related to the operation of these systems and collect license and franchise fees for the use of the systems.

      Gaming Operations. Approximately 3% of the installed base of gaming machines are revenue share machines, which include wide-area progressive systems and stand-alone machines in which the manufacturer participates in the revenue from the machine on a percentage or fee basis. Wide-area progressive systems are electronically-linked, inter-casino systems that link gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits a winning combination. IGT has developed and operated wide-area progressive systems for over 10 years.

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

Condensed Consolidated Statements of Income

                                       Three Months Ended     Six Months Ended
                                      April 3,  March 31,    April 3,  March 31,
                                       1999       1998         1999      1998
(Amounts in thousands, except,
 per share amounts)
Revenues
 Product sales                      $139,616   $ 91,660      $276,220  $187,016
 Gaming operations                    81,255     90,430       166,357   160,087
Total revenues                       220,871    182,090       442,577   347,103
Costs and Expenses
 Cost of product sales                88,510     53,049       175,296   107,766
 Cost of gaming operations            31,138     39,643        69,739    74,135
 Selling, general and administrative  31,972     22,750        61,713    43,733
 Depreciation and amortization         6,266      3,439        12,373     6,806
 Research and development             10,408      8,208        21,112    15,482
Provision for bad debts                2,148      1,778         3,521     3,164
Total costs and expenses             170,442    128,867       343,754   251,086
Income from Operations                50,429     53,223        98,823    96,017

Other Income (Expense)
 Interest income                      14,570     11,161        26,113    22,336
 Interest expense                    (12,622)    (9,202)      (25,185)  (17,992)
 Gain (loss) on the sale of assets      (100)        39         3,870     1,081
 Other                                (1,404)      (617)         (956)   (1,192)
 Other income, net                       444      1,381         3,842     4,233

Income Before Income Taxes            50,873     54,604       102,665   100,250
Provision for Income Taxes            17,042     19,112        34,393    35,087
Net Income                          $ 33,831   $ 35,492      $ 68,272  $ 65,163

Basic Earnings Per Share            $   0.32   $   0.31      $   0.64  $   0.57
Diluted Earnings Per Share          $   0.32   $   0.31      $   0.64  $   0.56

Weighted Average Common Shares
  Outstanding                        104,921    113,870       106,480   113,820

Weighted Average Common and
  Potential Shares Outstanding       105,652    116,129       107,425   116,122









     The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                              April 3,    September 30,
                                                1999          1998
(Dollars in thousands)
Assets
 Current assets
   Cash and cash equivalents                $  193,160      $  175,413
   Investment securities at market value        13,758          19,354
   Accounts receivable, net of allowances
    for doubtful accounts of $8,029
    and $5,512                                 169,559         189,521
   Current maturities of long-term notes
    and contracts receivable, net of
    allowances                                  64,372          63,022
   Inventories, net of allowances for
    obsolescence of $15,760 and $18,574:
      Raw materials                             69,733          73,749
      Work-in-process                            3,762           3,746
      Finished goods                            61,289          55,659
      Total inventories                        134,784         133,154
   Investments to fund liabilities to
     jackpot winners                            41,663          41,216
   Deferred income taxes                        17,526          16,517
   Prepaid expenses and other                   29,883          32,346
     Total Current Assets                      664,705         670,543
  Long-term notes and contracts receivable,
   net of allowances and current maturities     29,516          37,750
  Property, plant and equipment, at cost
   Land                                         19,395          19,406
   Buildings                                    71,060          71,136
   Gaming operations equipment                  81,873          73,222
   Manufacturing machinery and equipment       111,153         109,576
   Leasehold improvements                        4,811           4,955
   Total                                       288,292         278,295
   Less accumulated depreciation and
    amortization                              (115,148)       (109,542)
   Property, plant and equipment, net          173,144         168,753
  Investments to fund liabilities to
    jackpot winners                            367,567         369,427
  Deferred income taxes                        130,277         131,708
  Intangible assets                            135,678         131,552
  Other assets                                  32,054          33,895
   Total Assets                             $1,532,941      $1,543,628










                             (continued)

Condensed Consolidated Balance Sheets (continued from previous page)

                                               April 3,    September 30,
                                                 1999          1998
(Dollars in thousands)
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term notes
   payable and capital lease obligations      $   42,536    $   30,311
  Accounts payable                                52,061        57,277
  Jackpot liabilities                             56,208        50,659
  Accrued employee benefit plan liabilities       13,454        17,512
  Other accrued liabilities                       50,025        44,781
   Total Current Liabilities                     214,284       200,540
 Long-term notes payable and capital lease
   obligations, net of current maturities        377,985       322,510
 Long-term jackpot liabilities                   471,276       479,217
 Other liabilities                                   245            85
   Total Liabilities                           1,063,790     1,002,352

 Commitments and contingencies                         -             -

 Stockholders' equity
  Common stock, $.000625 par value;
   320,000,000 shares authorized;
   152,775,332 and 152,586,560
   shares issued                                      95            95
  Additional paid-in capital                     260,277       256,656
  Retained earnings                              892,623       827,542
  Treasury stock; 52,154,165 and 43,721,200
   shares, at cost                              (676,588)     (535,797)
  Accumulated other comprehensive loss            (7,256)       (7,220)
   Total Stockholders' Equity                    469,151       541,276
   Total Liabilities and Stockholders' Equity $1,532,941    $1,543,628


















   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                    Six Months Ended
                                                  April 3,   March 31,
                                                   1999        1998
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                       $ 68,272    $ 65,163
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                     23,322      17,423
Provision for bad debts                             3,521       3,164
 Provision for inventory obsolescence               6,310       5,149
 Gain on investment securities and fixed
  assets                                           (3,870)     (1,081)
 Common stock awards                                  710       1,204
 (Increase) decrease in assets:
   Receivables                                     25,469      58,208
   Inventories                                    (26,218)    (46,763)
   Prepaid expenses and other                       1,607         131
   Other assets                                    (1,818)         53
   Net accrued and deferred income taxes,
    net of tax benefit of employee stock plans      9,292      (8,495)
 Decrease in accounts payable and accrued
  liabilities                                      (9,568)     (8,114)
 Earnings of unconsolidated affiliates
  (in excess of) less than distributions            3,686     (16,402)
 Other                                                  1          81
   Total adjustments                               32,444       4,558
   Net cash provided by operating activities      100,716      69,721



















                             (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                     Six Months Ended
                                                   April 3,    March 31,
                                                    1999         1998
(Dollars in thousands)
Cash Flows from Investing Activities
 Investment in property, plant and equipment        (6,081)     (8,543)
 Proceeds from sale of property, plant and
  equipment                                            659         650
 Purchase of investment securities                       -        (341)
 Proceeds from sale of investment securities         8,791       2,142
 Proceeds from investments to fund liabilities
  to jackpot winners                                20,902      18,095
 Purchase of investments to fund liabilities
  to jackpot winners                               (19,489)    (52,028)
 Investment in unconsolidated affiliates                 -        (697)
 Acquisition of businesses                               -    (180,509)
   Net cash provided by (used in) investing
    activities                                       4,782    (221,231)

Cash Flows from Financing Activities
 Proceeds from long-term debt                      598,566     294,394
 Principal payments on debt                       (536,520)   (128,865)
 Payments on jackpot liabilities                   (55,930)    (18,095)
 Collections from systems to fund jackpot
  liabilities                                       54,589      68,965
 Proceeds from employee stock plans                  2,473       3,088
 Purchases of treasury stock                      (140,774)    (19,451)
 Payment of cash dividends                          (6,458)     (6,827)
   Net cash provided by (used in) financing
     activities                                    (84,054)    193,209

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                   (3,697)          2
Net Increase in Cash and Cash Equivalents           17,747      41,701

Cash and Cash Equivalents at:
 Beginning of Period                               175,413     151,771
 End of Period                                    $193,160    $193,472









   The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.    Acquisition
      On March 11, 1999, the Company signed a definitive agreement with Sodak Gaming, Inc. ("Sodak"), for IGT to acquire Sodak, a distributor of casino gaming products and software systems to Native American casinos and gaming operators in the United States. A wholly-owned subsidiary of International Game Technology will acquire the outstanding common stock of Sodak for $10 per share in cash, totaling approximately $230 million. The transaction is subject to certain conditions, including regulatory and Sodak shareholder approval and IGT obtaining the financing required to fund the acquisition. The holders of a majority of the common stock of Sodak have agreed to vote in favor of the merger, and the transaction is expected to close in the second half of calendar 1999.

2.    Notes and Contracts Receivable
      The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                         April 3,    September 30,
                                           1999           1998
               (Dollars in thousands)
               Current                    $ 9,640      $10,602
               Long-term                    7,647        6,126
                                          $17,287      $16,728

3.   Intangible Assets
     Intangible assets consist of the following:

                                         April 3,    September 30,
                                           1999         1998
               (Dollars in thousands)
               Intellectual property     $ 39,587      $ 37,129
               Excess of cost over net
                assets acquired           104,787        98,778
                                          144,374       135,907
               Less accumulated
                 amortization              (8,696)       (4,355)
                                         $135,678      $131,552

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

      Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:


          April 3, 1999
          Region
           Nevada                                      26%
           Atlantic City (distributor and other)       10%
           Europe                                      10%
           South America                               10%
           Riverboats (greater Mississippi River area)  9%
           Australia                                    8%
           Native American casinos (distributor)        8%
           Canada                                       7%
           Other regions (individually less than 4%)   12%
             Total                                    100%

      In September 1993, the Company sold its equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. The Company remains as guarantor on certain indebtedness of CMS, which at April 3, 1999, had an aggregate outstanding balance of $14.5 million, including principal and accrued interest. On April 16, 1999, the guaranteed notes were restructured with the lender to include the accrued interest in the principal balance and amend the maturity dates to October 16, 1999. The notes remain collateralized by the respective casino properties. In the event the notes are not repaid in accordance with the terms, the Company expects to be required to make payment under the guarantee to the lender or make other arrangements satisfactory to the lender. In such an event, the Company would record a receivable from CMS and assess the collectibility of the receivable.

5.    Senior Notes
      On April 29, 1999, IGT announced that it plans to offer $1.0 billion in aggregate principal amount of Senior Notes. On May 11, 1999, the Senior Notes were offered in two tranches: $400 million aggregate principal amount of 7 7/8% Senior Notes, due May 15, 2004, priced at 99.053% and $600 million aggregate principal amount of 8 3/8% Senior Notes, due May 15, 2009, priced at 98.974%. The closing of the Senior Notes offering is scheduled to occur on May 19, 1999. The net proceeds from the offering are expected to be used to finance the Company's previously announced planned acquisition of Sodak, to redeem the remaining $85.7 million of its 7.84% Senior Notes due 2004, to repay outstanding borrowings under its revolving bank credit facility and Australian credit facility, and to fund working capital and the Company's common stock repurchase program. In addition, proceeds of the Senior Notes will be used to settle a forward equity share repurchase for 4.9 million shares of the Company's common stock.

6.    Earnings Per Share
      The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS:

                               Three Months Ended      Six Months Ended
                               April 3,  March 31,    April 3,  March 31,
                                1999       1998         1999      1998

   (Dollars in thousand)
   Net income                 $ 33,831   $ 35,492     $ 68,272  $ 65,163

   Weighted average common
    shares outstanding         104,921    113,870      106,480   113,820
   Dilutive  effect of stock
    options outstanding            731      2,259          945     2,302
   Weighted average common and
    potential shares
    outstanding                105,652    116,129      107,425   116,122

   Basic earnings per share   $   0.32   $   0.31     $   0.64  $   0.57
   Diluted earnings per share $   0.32   $   0.31     $   0.64  $   0.56


      Options to purchase 1.4 million and 54,000 shares of common stock at April 3, 1999 and March 31, 1998, respectively, were not included in the computation of diluted EPS for the respective quarter because the options' exercise price was greater than the average market price of the common shares.

     Options to purchase 868,000 and 50,000 shares of common stock at April 3, 1999 and March 31, 1998, respectively, were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares. The Company has purchased a total of 2.4 million shares, or approximately 2% of its outstanding common stock during the period of April 4, 1999 to May 17, 1999. There were no other transactions during the same period which would have materially changed the number of common shares or potential common shares outstanding.

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

The Company's total comprehensive income is as follows:


                                 Three Months Ended     Six Months Ended
                                 April 3,  March 31,   April 3,  March 31,
                                  1999       1998       1999       1998

   (Dollars in thousands)
   Net income                    $ 33,831  $ 35,492   $ 68,272   $ 65,163
   Net change in other
    comprehensive income              (15)      597        (36)    (3,836)
   Comprehensive income          $ 33,816  $ 36,089   $ 68,236   $ 61,327


9.    Supplemental Cash Flows Information
      Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

      The Company manufactures gaming machines which are used on its proprietary systems and are leased to customers under operating leases. Property, plant and equipment increased $19.8 million and $7.5 million during the six months ended April 3, 1999 and March 31, 1998, respectively, as the net result of transfers between inventory and fixed assets.

      The tax benefit of employee stock plans totaled $0.4 million and $1.6 million for the six month periods ended April 3, 1999 and March 31, 1998, respectively.

     Payments of interest for the first half of fiscal 1999 and 1998 were $24.4 million and $18.0 million, respectively. Payments for income taxes were $22.7 and $39.4 million for the six month periods ended April 3, 1999 and March 31, 1998, respectively.

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

     The Company previously disclosed in its September 30, 1997 Form 10-K that its exclusive distributorship agreement between the Company and Atlantic City Coin and Slot Service Company ("ACCS") whereby ACCS agreed to sell certain products on behalf of the Company, principally into the Atlantic City, New Jersey market, was expected to end in June 1998 upon expiration of the term of the agreement. In September 1997, the Company notified ACCS that it would not renew the agreement. ACCS subsequently filed suit in the U.S. District Court for the District of New Jersey against the Company seeking, among other things, injunctive relief under the New Jersey Franchise Practices Act. On July 13, 1998, the Court granted ACCS' motion for injunctive relief, preliminarily enjoining the Company's termination of the 1993 agreement. The Company and ACCS have executed a settlement agreement, approved by the Court in April 1999, that resolves all outstanding claims. The agreement provides that, among other things, ACCS will remain the Company's distributor pursuant to the 1993 agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three  Months Ended April 3, 1999 Compared to the Three Months  Ended
March 31, 1998

     Net income for the quarter totaled $33.8 million or $0.32 per diluted share compared to $35.5 million or $0.31 per diluted share in the prior year.

Revenues and Gross Profit Margins
     Total revenues for the second quarter of fiscal 1999 grew 21% to $220.9 million from $182.1 million in the second quarter of fiscal 1998 due primarily to growth in international product sales. The Company shipped 25,800 gaming machines resulting in product sales of $139.6 million for the current quarter compared to 12,600 units and $91.7 million in the comparable prior year quarter. The Company sold 13,500 gaming machines, or 52% of total units, in international markets during the current quarter compared to 3,500 gaming machines, or 28% of total units, during the prior year quarter. The addition of the Barcrest product lines in March 1998, along with growth in Japanese pachisuro sales drove the improvement.

     IGT shipped 12,300 gaming machines to domestic markets during the quarter compared to 9,100 in the year earlier period. Domestic shipments for the current period included sales to the Ontario Lottery Commission ("OLC"), representing a 55% market share, and an estimated 70% market share to both the new Mandalay Bay and Venetian resorts in Las Vegas. In addition, domestic volumes benefited from increased unit demand from Native American casinos during the current quarter. IGT recently announced that it plans to acquire Sodak Gaming, Inc. ("Sodak"), a distributor of casino gaming products and software systems to Native American markets, subject to certain conditions including regulatory approvals, Sodak shareholder approval and IGT obtaining the required financing.

      Revenues from gaming operations in the second quarter of fiscal 1999 were $81.3 million compared to $90.4 million for the same period last year. The fluctuation in quarter-to-quarter revenues is due primarily to Nevada Megabucks. The jackpot on Nevada Megabucks grew throughout fiscal 1998 to a record-breaking $27.0 million in November 1998, which resulted in record play levels in the prior year quarter. In comparison to the prior year, the introduction of new systems including Elvis, Jeopardy! and Slotopoly in various jurisdictions partially offset the decrease in Nevada Megabucks and other systems. The installed base of machines operating on MegaJackpot systems grew to 14,600 units at the end of the current quarter compared to 13,100 machines one year earlier.

      The gross profit on total revenues for the second quarter of fiscal 1999 increased 13% to $101.2 million compared to $89.4 million for the second quarter of fiscal 1998 related primarily to growth in product sales. The gross profit on product sales improved 32% to $51.1 million compared to $38.6 million for the corresponding quarter of fiscal 1998. The gross margin percentage on product sales was 37% for the current quarter versus 42% in the year earlier period reflecting changes in product mix. Gross profits from gaming operations totaled $50.1 million for the current quarter versus $50.8 million in the fiscal 1998 first quarter. The gross margin on gaming operations improved to 62% for the quarter versus 56% for the year earlier period. The improvement was primarily due to an increase in the proportion of overall gaming operations revenues attributable to joint venture activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Expenses
      Selling, general and administrative expenses increased $9.2 million to $32.0 million in the second quarter of fiscal 1999 in comparison to the same prior year period. This fluctuation reflects the inclusion of operating expenses of the Barcrest and Olympic businesses which were acquired in the UK and Australia in March 1998, along with increased domestic advertising, marketing, and compliance expenses related to new product offerings. Depreciation and amortization expense totaled $6.3 million and $3.4 million for the second quarters of fiscal 1999 and 1998, respectively. This increase was primarily due to amortization of goodwill and additional depreciation expense arising from the acquired assets.

     Research and development expenses increased to $10.4 million for the current quarter compared to $8.2 million for the second quarter of fiscal 1998. This increase resulted primarily from the additional research and development centers in the UK and Australia. The provision for bad debts totaled $2.1 million in the second quarter of fiscal 1999 versus $1.8 million in the comparable prior year quarter. The fluctuation resulted primarily from increased provisions for international receivables.

      Operating expenses were 23% of total revenues for the current quarter versus 20% in the second quarter of fiscal 1998. This fluctuation is primarily attributable to lower sales volume of IGT-Australia machines in addition to the inclusion of operating expenses from the Olympic acquisition.

Other Income and Expense
      Other income for the quarter was $0.4 million compared to $1.4 million in the second quarter of fiscal 1998. An increase in interest income was partially offset by increased interest expense on borrowings used for acquisitions and purchases of treasury stock. Foreign currency losses in excess of amounts hedged also contributed to the change in other income and expense. Operation of the Company's MegaJackpot systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $0.2 million over the comparable prior year period as a result of growth in proprietary systems.

      The Company's worldwide tax rate declined to 33.5% for the second quarter compared to 35% in the prior year. The change reflects the expiration of tax contingencies, implementation of beneficial tax strategies related to the IGT Foreign Sales Corporation, research and development credits and structuring of foreign acquisitions, as well as an increase in foreign operations in jurisdictions which have lower statutory tax rates.

Six Months Ended April 3, 1999 Compared to the Six Months Ended March
31, 1998

     Net income for the first six months of fiscal 1999 totaled $68.3 million or $0.64 per diluted share compared to $65.2 million or $0.56 per diluted share in the prior year. Growth in international product sales and continued gains in proprietary systems revenue contributed most significantly to the 5% improvement in net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Revenues and Gross Profit Margins
     Total revenues for the six months ended April 3, 1999 grew 28% to $442.6 million from $347.1 million in the first half of fiscal 1998. IGT shipped 58,000 gaming machines resulting in product sales of $276.2 million for the first half of fiscal 1999 compared to 27,200 units and $187.0 million in the comparable prior year period. Internationally, IGT shipped 38,400 gaming machines, or 66% of total units, during the current year-to-date period versus 9,500 machines, or 35% of total units, during the prior year period. The replacement markets in the UK and Japan contributed most significantly to the growth in international sales. Japanese sales totaled 16,200 units, driven by the introduction of IGT-Japan's latest pachisuro game, Popper King. Barcrest, the Company's UK subsidiary acquired in March 1998, sold 15,600 gaming machines during the current period. Domestic shipments totaled 19,500 gaming machines during the current period compared to 17,700 units in the comparable prior year period. Sales in the Canadian, Native American and Nevada markets drove the 10% improvement in domestic machine sales.

      Revenues from gaming operations in the first six months of fiscal 1999 increased to $166.4 million from $160.1 million for the same period last year. This increase is primarily attributable to the continued popularity of the Wheel of Fortune game. Over the past year, IGT has introduced new progressive systems with enhanced entertainment value and improved player appeal including Elvis, Jeopardy!, Slotopoly, Super Megabucks and Triple Play Poker in various jurisdictions. Increases in revenue from new systems have offset revenues from IGT's traditional games which have experienced declining play levels. The addition of wide area progressive gaming in Iowa also contributed positively to the overall increase in gaming operations revenues. The installed base of machines operating on MegaJackpot systems grew to 14,600 units at the end of the current period compared to 13,100 machines one year earlier.

      The gross profit on total revenues for the six months ended April 3, 1999 increased to $197.5 million from $165.2 million for the prior year period. This 20% improvement resulted from an increase of $21.7 million in product sales gross profit and a $10.7 million increase in gaming operations gross profit. The gross profit on product sales grew to $100.9 million from $79.3 million reported for the corresponding period of fiscal 1998. The gross margin percentage on product sales was 37% for the current six month period compared to 42% in the year earlier period. This fluctuation was due to the larger mix of international sales, which grew to 48% of total product sales from 29% in the year earlier period. The gross margin percentage domestically was influenced by a higher mix of new product lines, which carry higher margin dollars but lower margin percentages, as well as increased discounts and inventory obsolescence. The gross margin on gaming operations grew to $96.6 million or 58% in the first half of fiscal 1999 versus $86.0 million or 54% for the comparable period of fiscal 1998. The improvement in gross profit margin is primarily due to joint venture activities totaling $38.0 million, which, for accounting purposes, are reported net of expenses in gaming operations revenue, partially offset by declining interest rates which increased the costs of interest sensitive assets the Company purchases to fund jackpot payments.

Expenses
      Selling, general and administrative expenses increased $18.0 million to $61.7 million in the first half of fiscal 1999 in comparison to the same prior year period. This fluctuation is primarily due to the inclusion of operating expenses attributable to the businesses acquired in the UK and Australia in March 1998, along with increased domestic advertising, marketing, and compliance expenses related to new product offerings.

     Depreciation and amortization expense totaled $12.4 million and $6.8 million for the six months ended April 3, 1999 and March 31, 1998, respectively. This increase is primarily due to amortization of goodwill and additional depreciation of the acquired assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

      Research and development expenses increased $5.6 million over the prior year period due primarily to the additional research and development centers in the UK and Australia. The provision for bad debts totaled $3.5 million and $3.2 million for the current and prior year periods, respectively. An increase in provisions for international receivables was offset by a decline in domestic bad debt expense reflecting the current period product sales mix.

      Operating expenses as a percent of total revenues were 22% for the period ended April 3, 1999 versus 20% in the comparable prior year period. This fluctuation is primarily attributable to lower sales volume of IGT-Australia units in addition to the inclusion of operating expenses from the Olympic acquisition. The Company has recently restructured its IGT-Australia operation to realize benefits from the addition of Olympic.

Other Income and Expense
      Other income for the six months ended April 3, 1999 was $3.8 million versus $4.2 million for the comparable prior year period. This fluctuation was primarily the result of increased interest expense on borrowings used for acquisitions and purchases of treasury stock. The increase in interest expense was partially offset by increased gains on sales of investments. Operation of the Company's MegaJackpot systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $0.8 million over the comparable prior year period as a result of growth in proprietary systems.

Liquidity and Capital Resources

Working Capital
      Working capital declined $19.6 million to $450.4 million since the prior year end. Changes in current assets which contributed to the overall fluctuation in working capital included a decrease in accounts receivable resulting from improvement in the average collection period partially offset by an increase in cash. Changes in current liabilities contributing to the overall fluctuation in working capital included an increase in current maturities of long-term debt resulting from borrowings on the Australian line of credit.

Cash Flows
     The Company's cash and cash equivalents totaled $193.2 million at the end of the current period, a $17.7 million increase from the prior fiscal year end. Cash provided by operating activities for the first half of fiscal 1999 and 1998 totaled $100.7 million and $69.7 million, respectively. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flows from operating activities.

     Purchases of treasury stock of $140.8 million was the primary use of financing cash in the current period. Proceeds from additional borrowings of $62.0 million, net of principal payments, were primarily used to fund stock repurchases. Net borrowings in the prior year period were used primarily to acquire businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

     The Company's proprietary systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. The net cash provided by these activities was $72,000 and $16.9 million for current and prior year periods, respectively.

      Federal legislation was passed October 21, 1998 which permits jackpot winners to elect to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won after this date, the Company has made this offer to winners in jurisdictions which have also permitted such payments. For jackpots won prior to the effective date of the legislation, the winner may make this election after July 1, 1999. As a result, fiscal 1999 third and fourth quarter cash flows from operating activities may increase due to the realization of deferred tax assets related to the timing of the tax deductibility of jackpot payments. The realization of the deferred tax asset is dependent upon the number of winners who make this election. The Company cannot predict the cash flow impact at this time.

Lines of Credit
     As of April 3, 1999, the Company had a $250.0 million unsecured bank line of credit with various interest rate options available to the Company. The Company is charged a nominal fee on amounts used against the line as security for letters of credit. Funds available under this line are reduced by amounts reserved as security for letters of credit. At April 3, 1999, $0.7 million was available under this line of credit and $3.3 million was reserved as security for letters of credit.

      IGT-Australia entered into a facility agreement in March 1998 which included a $19.0 million line of credit. The line bears interest at various rates and is supported by a guarantee from the Company. At April 3, 1999, $2.5 million was available under this line.

      IGT-Japan had a $5.8 million line of credit available as of April 3, 1999. The line is supported by a guarantee from the Company and bears interest at various rates. The line of credit was fully available at the end of the current period.

      The Company is required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments the Company may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth of the
Company. At April 3, 1999, the Company was not in breach of any applicable covenants.

      The Company is in the process of offering $1.0 billion in aggregate principal amount of Senior Notes in a private placement pursuant to rule 144A under the Securities Act of 1933. On May 11, 1999, the Senior Notes were offered in two tranches: $400 million aggregate principal amount of 7 7/8% Senior Notes, due May 15, 2004, priced at 99.053% and $600 million aggregate principal amount of 8 3/8% Senior Notes, due May 15, 2009, priced at 98.974%. The closing of the Senior Notes offering is scheduled to occur on May 19, 1999. The net proceeds from the offering are expected to be used to repay outstanding borrowings under the $250 million line of credit and the Australian credit facility as well as to redeem the remaining $85.7 million of its 7.84% Senior Notes due 2004, finance the planned acquisition of Sodak and to fund working capital and the Company's common stock repurchase program. In addition, proceeds of the Senior Notes may be used to settle a forward equity share repurchase for 4.9 million shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Stock Repurchase Plan
      A stock repurchase plan was originally authorized by the Board of Directors in October 1990. As of May 6, 1999, the Company was authorized to purchase a remaining 12.4 million shares under the Board authorization. During the period of October 1, 1998 to May 6, 1999, the Company reacquired 10.8 million shares for an aggregate purchase price of $178.7 million. The Company has entered into a forward equity purchase agreement for 4.9 million shares of its common stock during the third fiscal quarter. The Company may use proceeds of the Senior Notes offering to settle the forward equity share repurchase agreement.

Dividends
      IGT's Board of Directors voted to discontinue payment of cash dividends in future quarters and redirect the funds toward the stock repurchase plan or other corporate purposes which may result in more meaningful long-term benefit for the Company's shareholders.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

     All subsidiaries of the Company will perform the identification, assessment, remediation and testing phases. However, the Company has identified its largest manufacturing locations, IGT (North America), IGT-UK, IGT-Japan and IGT-Australia as critical operating locations as most other subsidiaries are dependent upon these locations. IGT and IGT-UK have substantially completed the identification and assessment phases and are now in the remediation and testing phases. IGT-Japan utilizes a third party to manufacture its products and has received assurance that this manufacturer is Year 2000 ready. IGT-Australia has recently structured their information systems department under a new director and remains in the assessment phase of its Year 2000 efforts. Remediation efforts are in the early stages and are planned for completion by November 1999. In addition, the Company is in the process of assessing Year 2000 readiness issues of Sodak (see Note 1 in Notes to Condensed Consolidated Financial Statements). At this stage, the Company believes that its Year 2000 deficiencies will be remedied through computer equipment and software replacement or modification in a timely fashion.

     The Company is utilizing both internal and external resources to accomplish its Year 2000 plan, which began in December 1997 and is expected to be substantially completed by August 1999, with the exception of IGT-Australia's slot tracking systems, which is presently under review for the timing of completion. The Company estimates that as of May 10, 1999, it had completed approximately 50% of the initiatives necessary to fully address potential Year 2000 issues. The remaining project efforts are underway and are anticipated to be completed prior to any currently anticipated impact on its computer equipment and software. The Company engaged third parties to review the IGT and IGT-UK information systems plans and has incorporated the recommendations of such parties into the plan.

     The Company has also initiated efforts to ensure the readiness of its products and services. As part of its assessment of current products and services, IGT is currently upgrading all wide-area progressive jackpot system software. The Company has installed the software upgrade in Nevada and received approval for the software update from gaming regulators in most other jurisdictions. The Company has notified all of its customers who may have products with Year 2000 readiness issues.

     IGT uses an AS400 for the majority of its North American software applications, including the manufacturing process, and has identified this as a critical system. The assessment and remediation efforts on the system have been substantially completed. The testing phase is expected to be completed by August 1999. IGT-UK has finished the implementation of Oracle as an enterprise wide improvement to its information systems and a resolution to Year 2000 readiness issues.

     The Company has also surveyed its key vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. As of May 10, 1999, the Company had received responses from approximately 65% of such third parties, a majority of which have provided assurances that they are either Year 2000 ready or expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, is substantially complete at IGT's North American location. IGT-UK and IGT-Australia are currently conducting follow-up mailings. Although the Company has developed a system of communicating with vendors to understand their ability to continue providing services and products through the Year 2000 without interruption, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

     The Company believes that the cost of its Year 2000 efforts are not expected to exceed $3.0 million, which will be funded from operating cash flows. Approximately $2.1 million of this total is for the replacement of non-compliant equipment and software which is expected to be capitalized as fixed assets in fiscal 1999. As of May 10, 1999, the Company had incurred costs of approximately $1.5 million, including the cost of third party reviews. Two of the Company's subsidiaries are implementing enterprise wide information system improvements which also resolve Year 2000 issues. The cost of implementing these systems has not been included in this cost because the implementations were not initiated specifically to resolve the Year 2000 issue. A significant portion of the software remediation costs are not likely to be incremental to the Company's results of operations, but rather will represent the redeployment of existing information technology and other resources. As a result of the redeployment of internal resources for the Year 2000 remediation efforts, certain enhancements of the Company's current systems may be postponed. The Company does not expect the postponement of these enhancements to have a significant impact on the Company's financial condition or results of operations.

     The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, including, but not limited to, third parties whose services the Company relies on to produce and sell our products, such as key suppliers and customers,
public     utilities,    telecommunication    providers,    financial
institutions,  or  certain  regulators of the  various  jurisdictions
where  the  Company  does  business,  which  could  result  in   lost
production, sales, or administrative difficulties on the part of the Company. The Company believes that the implementation of new business systems and completion of the Year 2000 project as scheduled will significantly reduce the risk of operational difficulties within our operating systems, facilities and products. The Company's Year 2000 project requires the majority of its application systems to be remedied and tested by August 31, 1999. In those instances where completion by the end of 1999 is not assured, appropriate contingency plans are in development or to be determined by August 31, 1999. The Company's Year 2000 project teams are reviewing the support which may be necessary during the first week of the new year to investigate non-functioning applications, remediate and test the programs, and implement the corrected applications. In addition, manual back-up procedures are being considered in user areas to ensure continuity of essential business operations. The Company believes that its most reasonably likely exposure to Year 2000 readiness issues is in the IGT-Australia gaming systems. IGT-Australia is in the process of assessing the readiness of these systems, designating system upgrades and preparing a contingency plan. While the Company continues to
believe  the  Year  2000  issues  will  not  materially  affect   its
consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.


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

      The Company cautions that such statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q and the Company's operations, financial condition and results of operations are subject to risks and other important factors, including, without limitation, the following: a decline in demand for the Company's gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed or planned casinos; the effect of changes in economic conditions; a decline in the public acceptance of gaming; unfavorable public referendums or anti-gaming legislation; unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems; delays or lack of funding from regulatory agencies; political and economic instability in developing international markets; a decline in the demand for replacement machines; a decrease in the desire of established  casinos  to  upgrade  machines  in  response  to  added competition from newly constructed casinos; a decline in player appeal for the Company's gaming products or an increase in the popularity of existing or new games of competitors; the loss of a significant distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key Company executives; approval of pending patent applications of parties unrelated to the Company that restrict the ability of the Company to compete effectively with products that are the subject of such pending patents or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by gaming regulatory authorities with respect to Company officers, directors or key employees; the limitation, conditioning or suspension of any Company gaming license; fluctuations in foreign exchange rates, tariffs and other barriers; adverse changes in the credit worthiness of parties with whom the Company has forward currency exchange contracts; the loss of sublessors of the leased properties abandoned by the Company; with respect to legal actions to which the Company is a party, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation; and with respect to the Year 2000, IGT's ability to successfully remedy the Year 2000 readiness issues.

Pending Legislation
      On March 22, 1999, legislation was introduced in the Nevada legislature, on behalf of some of the Company's customers, proposing additional regulations for gaming manufacturers who provide products to casino customers through revenue sharing arrangements and wide-area progressive systems. On April 9, 1999, the Judiciary Committee of the Nevada Assembly approved a compromise version of the bill as agreed upon by the proponents and opponents of the bill originally introduced. The revised bill requires gaming manufacturers to pay their "full proportionate share" of: (a) the Nevada gaming revenue tax; (b) the $80 annual per gaming machine tax; and (c) the $250 annual tax paid on slot machines by certain Nevada casinos. The bill also imposes additional regulatory requirements on gaming manufacturers. The revised bill was passed by the Assembly on April 17, 1999. The legislation was approved by the Senate Judiciary Committee on May 7, 1999 and must now be approved by a vote of the Senate by May 21, 1999. To become law, the bill must be approved by the Governor. Amendments to the bill may be proposed at any time during this process. It appears likely that the legislation will pass in its current form. If the legislation is not passed, similar legislation cannot be reintroduced until 2001, since the Nevada legislature only meets every two years. If the legislation is passed in its current form, the Company does not believe it will have a material adverse effect on its results of operations.

The Company is working with its customers in an effort to address their concerns. The Company cannot predict the outcome of any such efforts or the financial impact these efforts may have on the Company.

                     Part II - Other Information


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 4.  Submission of Matters to a Vote of Security Holders
      (a) On March 5, 1999, the Company held its annual meeting of stockholders.

      (b) The following directors were re-elected to serve until the next annual meeting: Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Warren L. Nelson, Frederick B. Rentschler, John J. Russell, Rockwell A. Schnabel and Claudine B. Williams. These directors constitute all of the directors of the Company. Voting at the meeting was as follows:

                  Motion           Votes Cast        Votes
                                      For          Withheld
             Albert J.             94,170,887       389,466
             Crosson
             Wilbur K.             94,116,442       443,911
             Keating
             Charles N.            94,159,927       400,426
             Mathewson
             Warren L. Nelson      94,050,206       510,147
             Frederick B.          94,080,027       480,326
             Rentschler
             John J. Russell       94,113,122       447,231
             Rockwell A.           94,134,109       426,244
             Schnabel
             Claudine B.           93,997,282       563,071
             Williams


      (c) Stockholders approved amendments to the Company's Employee Stock Purchase Plan (the "ESPP") to (i) modify the class of employees who are eligible to participate in the ESPP; (ii) modify the amendment authority allowing the Board to amend the ESPP at anytime, subject to stockholder approval only to the extent required by Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), or other applicable law, or to the extent deemed necessary or advisable by the Board. The ESPP was originally adopted by the Board of Directors on February 26, 1987 and was approved by the Company's stockholders on February 16, 1988. Votes in favor of the amendments totaled 64.4 million with 10.4 million votes against the amendments and 355,000 abstaining.

      (d) Stockholders approved the amendments to the Company's 1993 Stock Option Plan, to modify the maximum number of shares of the Company's common stock that may be delivered pursuant to awards and that may be issued to Non-Employee Directors. Votes in favor of the amendments totaled 71.0 million with 23.2 million votes against the amendments and 377,000 abstaining.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.11  IGT Profit Sharing Plan (As Amended and
                 Restated Effective as of December 31, 1998).

     (b)  Reports on Form 8-K

     The Company filed current reports on Form 8-K dated March 12, 1999, April 29, 1999 and April 30, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 1999

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:     /s/Maureen Imus
                                        Maureen Imus
                                        Chief Financial Officer and
                                        Vice President, Finance