Form 10-Q
period 1999-07-03
INTERNATIONAL GAME TECHNOLOGY
filed 1999-08-17
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the quarterly period ended:   July 3, 1999

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
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at July 31, 1999
                  Common Stock                         90,106,667
              par value $.000625 per share

                               International Game Technology
                                     Table of Contents


                         Part I - Financial Information
                                                                        PAGE
  Item 1.Financial Statements:
         Condensed Consolidated Statements of Income -
           Three and Nine Months Ended July 3, 1999 and June 30, 1998.....4

         Condensed Consolidated Balance Sheets -
           July 3, 1999 and September 30, 1998............................5

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended July 3, 1999 and June 30, 1998...............7

         Notes to Condensed Consolidated Financial Statements.............9

  Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................14


                           Part II - Other Information
  Item 1.Legal Proceedings...............................................24
  Item 2.Changes in Securities...........................................24
  Item 3.Defaults Upon Senior Securities.................................24
  Item 4.Submission of Matters to a Vote of Security Holders.............24
  Item 5.Other Information...............................................24
  Item 6.Exhibits and Reports on Form 8-K................................24

  Signature..............................................................25

  Part I - Financial Information

Item 1.  Financial Statements

   The following condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as "IGT," "Company," "we," "our," and "us"), without audit, and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in IGT's audited consolidated financial statements and notes for the year ended September 30, 1998. Operating results for the quarter or year to date periods do not indicate the results that may be expected for the fiscal year ending October 2, 1999.

   You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1998. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the 1998 consolidated financial statements have been reclassified to be consistent with the presentation used in the three and nine months ended July 3, 1999.

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

Condensed Consolidated Statements of Income

                                            Three Months Ended        Nine Months Ended
                                             July 3,    June 30,     July 3,    June 30,
                                              1999        1998        1999        1998
(Amounts in thousands, except per
 share amounts)
Revenues
  Product sales                            $ 167,573   $ 130,843   $ 443,793   $ 317,859
  Gaming operations                           91,286      92,139     257,643     252,225
                                           ---------   ---------   ---------   ---------
Total revenues                               258,859     222,982     701,436     570,084
                                           ---------   ---------   ---------   ---------
Costs and Expenses
  Cost of product sales                      106,339      75,586     281,635     183,351
  Cost of gaming operations                   33,759      40,442     103,498     114,578
  Selling, general and administrative         34,552      29,021      96,265      72,755
  Depreciation and amortization                6,468       5,861      18,841      12,667
  Research and development                    11,167      11,366      32,279      26,848
  Provision for bad debts                      3,240         496       6,761       3,660
                                           ---------   ---------   ---------   ---------
Total costs and expenses                     195,525     162,772     539,279     413,859
                                           ---------   ---------   ---------   ---------
Income from Operations                        63,334      60,210     162,157     156,225
                                           ---------   ---------   ---------   ---------

Other Income (Expense)
  Interest income                             13,938      11,181      40,052      33,517
  Interest expense                           (21,068)    (11,195)    (46,253)    (29,187)
  Gain on the sale of assets                   1,048      10,332       4,917      11,414
  Other                                         (828)       (381)     (1,784)     (1,572)
                                           ---------   ---------   ---------   ---------
  Other income, net                           (6,910)      9,937      (3,068)     14,172
                                           ---------   ---------   ---------   ---------

Income Before Income Taxes                    56,424      70,147     159,089     170,397
Provision for Income Taxes                    18,903      24,552      53,295      59,639
                                           ---------   ---------   ---------   ---------
Income Before Extraordinary Item              37,521      45,595     105,794     110,758
Extraordinary Loss on Early Redemption
   of Debt, Net of Income Tax Benefit
   of $1,639                                  (3,254)          -      (3,254)          -
                                           ---------   ---------   ---------   ---------
Net Income                                 $  34,267   $  45,595   $ 102,540   $ 110,758
                                           =========   =========   =========   =========

Basic Earnings (Loss) Per Share
   Continuing operations                   $    0.39   $    0.40   $    1.03   $    0.97
   Extraordinary loss                          (0.03)         --       (0.03)         --
                                           ---------   ---------   ---------   ---------
   Net income                              $    0.36   $    0.40   $    1.00   $    0.97
                                           =========   =========   =========   =========

Diluted Earnings (Loss) Per Share
   Continuing operations                   $    0.39   $    0.40   $    1.02   $    0.96
   Extraordinary loss                          (0.03)         --       (0.03)         --
                                           ---------   ---------   ---------   ---------
   Net income                              $    0.36   $    0.40   $    0.99   $    0.96
                                           =========   =========   =========   =========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                        July 3,      September 30,
                                                         1999            1998
---------------------------------------------------------------------------------
(Dollars in thousands)
Assets
 Current assets
   Cash and cash equivalents                          $629,796        $175,413
   Investment securities at market value                14,008          19,354
   Accounts receivable, net of allowances for doubtful
     accounts of $8,467 and $5,512                     203,971         189,521
   Current maturities of long-term notes and contracts
     receivable, net of  allowances                     61,143          63,022
   Inventories, net of allowances for obsolescence of
     $18,778 and $18,574:
     Raw materials                                      61,315          73,749
     Work-in-process                                     4,172           3,746
     Finished goods                                     49,898          55,659
                                                      --------        --------
     Total inventories                                 115,385         133,154
                                                      --------        --------
   Investments to fund liabilities to jackpot winners   41,796          41,216
   Deferred income taxes                                16,878          16,517
   Prepaid expenses and other                           30,189          32,346
                                                      --------        --------
     Total Current Assets                             1,113,166        670,543
                                                      ---------       --------
 Long-term notes and contracts receivable, net of
   allowances and current maturities                    30,165          37,750
                                                      --------        --------
 Property, plant and equipment, at cost
   Land                                                 19,386          19,406
   Buildings                                            70,987          71,136
   Gaming operations equipment                          86,496          73,222
   Manufacturing machinery and equipment               113,999         109,576
   Leasehold improvements                                4,858           4,955
                                                      --------        --------
   Total                                               295,726         278,295
   Less accumulated depreciation and amortization     (118,515)       (109,542)
                                                      --------        --------
   Property, plant and equipment, net                  177,211         168,753
                                                      --------        --------
 Investments to fund liabilities to jackpot winners    365,732         369,427
 Deferred income taxes                                 136,276         131,708
 Intangible assets                                     137,831         131,552
 Other assets                                           48,457          33,895
                                                      --------        --------
     Total Assets                                   $2,008,838      $1,543,628
                                                    ==========      ==========













                                        (continued)

Condensed Consolidated Balance Sheets (continued from previous page)

                                                                   July 3,    September 30,
                                                                    1999          1998
-------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
  Current liabilities
   Current maturities of long-term notes payable and
     capital lease obligations                                $     1,674   $    30,311
   Accounts payable                                                53,326        57,277
   Jackpot liabilities                                             67,054        50,659
   Accrued employee benefit plan liabilities                       18,198        17,512
   Other accrued liabilities                                       78,692        44,781
                                                              -----------   -----------
     Total Current Liabilities                                    218,944       200,540
  Long-term notes payable and capital lease
   obligations, net of current maturities                         990,182       322,510
  Long-term jackpot liabilities                                   452,055       479,217
  Other liabilities                                                   279            85
                                                              -----------   -----------
     Total Liabilities                                          1,661,460     1,002,352
                                                              -----------   -----------

  Commitments and contingencies (See Note 10)

  Stockholders' equity
   Common stock, $.000625 par value; 320,000,000 shares
     authorized; 152,802,854 and 152,586,560 shares issued             95            95
   Additional paid-in capital                                     260,781       256,656
   Retained earnings                                              926,771       827,542
   Treasury stock; 62,150,809 and 43,721,200 shares, at cost     (836,324)
                                                                               (535,797)
   Accumulated other comprehensive loss                            (3,945)       (7,220)
                                                              -----------   -----------
     Total Stockholders' Equity                                   347,378       541,276
                                                              -----------   -----------
     Total Liabilities and Stockholders' Equity               $ 2,008,838   $ 1,543,628
                                                              ===========   ===========




















   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                        Nine Months Ended
                                                                       July 3,     June 30,
                                                                        1999        1998
-------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                           $ 102,540   $ 110,758
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                        39,489      29,270
Provision for bad debts                                                  6,761       3,660
   Provision for inventory obsolescence                                 12,403       8,039
   Gain on investment securities and fixed assets                       (4,917)    (11,414)
   Common stock awards                                                     921       1,574
   (Increase) decrease in assets, net of effects from acquisitions of businesses:
    Receivables                                                         (8,564)     59,356
    Inventories                                                        (20,978)    (59,362)
    Prepaid expenses and other                                            (290)     (2,500)
    Other assets                                                       (17,735)     10,959
    Net accrued and deferred income taxes, net of tax
      benefit of employee stock plans                                   21,338      (5,940)
   Increase (decrease) in accounts payable and accrued liabilities,
     net of acquisitions of businesses                                   7,645     (16,743)
   Earnings of unconsolidated affiliates (in excess of) less than
     distributions                                                       1,575     (19,928)
   Other                                                                  (103)       (174)
                                                                     ---------   ---------
     Total adjustments                                                  37,545      (3,203)
                                                                     ---------   ---------
     Net cash provided by operating activities                         140,085     107,555
                                                                     ---------   ---------



















                                   (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                                  Nine Months Ended
                                                                July 3,       June 30,
                                                                 1999           1998
--------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
   Investment in property, plant and equipment                   (13,761)      (16,818)
   Proceeds from sale of property, plant and equipment             2,296
                                                                                24,212
   Purchase of investment securities                              (1,000)      (15,256)
   Proceeds from sale of investment securities                    10,684        10,445
   Proceeds from investments to fund liabilities to jackpot
     winners                                                      30,659        28,369
   Purchase of investments to fund liabilities to jackpot
     winners                                                     (27,544)      (73,068)
   Investment in unconsolidated affiliates                          --          (1,422)
   Acquisition of businesses                                        --        (180,790)
                                                             -----------   -----------
     Net cash provided by (used in) investing activities           1,334      (224,328)
                                                             -----------   -----------

Cash Flows from Financing Activities
   Proceeds from long-term debt                                1,645,436       363,448
   Principal payments on debt                                 (1,012,494)     (256,229)
   Payments on jackpot liabilities                               (87,243)      (28,369)
   Collections from systems to fund jackpot liabilities           78,594
                                                                               106,624
   Proceeds from employee stock plans                              2,737         6,515
   Purchases of treasury stock                                  (300,510)      (21,879)
   Payment of cash dividends                                      (6,474)      (10,228)
                                                             -----------   -----------
     Net cash provided by financing activities                   320,046       159,882
                                                             -----------   -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                               (7,082)      (11,313)
                                                             -----------   -----------
Net Increase in Cash and Cash Equivalents                        454,383        31,796
Cash and Cash Equivalents at:
   Beginning of Period                                           175,413       151,771
                                                             -----------   -----------
   End of Period                                             $   629,796   $   183,567
                                                             ===========   ===========















   The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Acquisitions

   On March 11, 1999, we signed a definitive agreement with Sodak Gaming, Inc. ("Sodak") to acquire Sodak, a distributor of casino gaming products and software systems to Native American casinos and gaming operators in the United States. A wholly-owned subsidiary of International Game Technology will acquire the outstanding common stock of Sodak for $10 per share in cash, totaling
approximately  $230  million.   The  transaction  has  been  approved  by  Sodak
shareholders and IGT has obtained the financing required to fund the acquisition. The acquisition remains subject to the disposition by Sodak of its Miss Marquette riverboat casino. Sodak has signed an agreement for the sale of the riverboat to a third party and expects the sale to occur before October 31, 1999. The completion of the sale is conditioned upon regulatory approvals, financing and other customary conditions. Subject to Sodak's successful completion of the sale of the Miss Marquette riverboat casino and satisfaction of the other conditions to IGT's acquisition of Sodak, we expect the acquisition to be completed no later than the fourth quarter of calendar 1999.

   In June 1999, IGT completed its investment in Access Systems Pty., Ltd. ("Access") of Sydney, Australia. IGT owns a minority shareholder interest in Access. IGT also holds options to purchase additional shares and notes convertible into capital stock of Access.
We will use the equity method of accounting for this investment.

2. Notes and Contracts Receivable

   The following allowances for doubtful notes and contracts were netted against current and long-term maturities:


                                                   July 3,    September 30,
                                                    1999          1998
                  ----------------------------------------------------------
                  (Dollars in thousands)
                  Current                         $10,714       $10,602
                  Long-term                         7,204         6,126
                                                   ------        ------
                                                  $17,918       $16,728
                                                  =======       =======


3. Intangible Assets

   Intangible assets consist of the following:

                                                   July 3,      September 30,
                                                    1999           1998
                  ----------------------------------------------------------
                  (Dollars in thousands)
                  Intellectual property             $ 41,656   $  37,129
                  Excess of cost over net assets
                    acquired                         107,416      98,778
                                                   ---------   ---------
                                                     149,072     135,907
                  Less accumulated amortization      (11,241)     (4,355)
                                                   ---------   ---------
                                                   $ 137,831   $ 131,552
                                                   =========   =========

4. Concentrations of Credit Risk

   The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash and cash equivalents with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.

   Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables.

   Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows:
                           July 3, 1999
            --------------------------------------------------
            Region
              Nevada                                       29%
              Atlantic City (distributor and other)         9%
              Europe                                        9%
              Other U.S. regions including joint ventures   9%
              Australia                                     8%
              Native American casinos (distributor)         8%
              South America                                 8%
              Riverboats (greater Mississippi River area)   7%
              Japan                                         5%
              Other regions (individually less than 3%)     8%
                                                          ----
                 Total                                    100%

   In September 1993, we sold our equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. We remain as guarantor on certain indebtedness of CMS, which at July 3, 1999, had an aggregate outstanding balance of $14.3 million, including principal and accrued interest. On April 16, 1999, the guaranteed notes were restructured with the lender to include the accrued interest in the principal balance and to change the maturity dates to October 16, 1999. The notes remain collateralized by the respective casino properties. In the event CMS does not repay the notes in accordance with the terms, we expect to be required to make payment under the guarantee to the lender or make other arrangements satisfactory to the lender. If this should occur, we would record a receivable from CMS and assess the collectibility of the receivable.

5. Senior Notes

   On May 19, 1999, IGT completed the private placement of $1.0 billion in aggregate principal amount of Senior Notes pursuant to rule 144A under the Securities Act of 1933. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053% and $600 million aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004. This resulted in a prepayment penalty of $3.3 million after tax, and is reflected in the income statement as an extraordinary expense. Additionally, we repaid outstanding borrowings under both our U.S. revolving bank credit facility and our Australian credit facility and settled a forward equity share repurchase of 4.9 million shares of our common stock. The remaining net proceeds from the offering are expected to be used to finance our previously announced plan to acquire Sodak and to fund working capital and our common stock repurchase program.

   On June 21, 1999, IGT filed a Form S-4 registration statement under the Securities Act of 1933 (Offer to Exchange registered Senior Notes for the previously placed Senior Notes). The offer to exchange all outstanding 7.875% Senior Notes due 2004 and all outstanding 8.375% Senior Notes due 2009 for identical registered notes will expire on August 27, 1999, unless extended.

6. Earnings Per Share

   The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS for income before extraordinary item:

                                               Three Months Ended  Nine Months Ended
                                               July 3,   June 30,   July 3,  June 30,
                                                1999      1998      1999      1998

(Dollars in thousands)
Income before extraordinary item              $ 37,521  $ 45,595  $105,794  $110,758
                                              ========  ========  ========  ========

Weighted average common shares outstanding      95,378   113,385   102,819   113,675
Dilutive effect of stock options outstanding       573     1,769       823     1,782
                                              --------  --------  --------  --------
Weighted average common and potential
  shares outstanding                            95,951   115,154   103,642   115,457
                                              ========  ========  ========  ========

Basic earnings per share                      $  0.39   $   0.40  $   1.03  $   0.97
Diluted earnings per share                    $  0.39   $   0.40  $   1.02  $   0.96

   Options to purchase 2.1 million and 52,000 shares of common stock at July 3, 1999 and June 30, 1998, were not included in the computation of diluted EPS for the respective quarter because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1.3 million and 55,000 shares of common stock at July 3, 1999 and June 30, 1998 were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares.

   We purchased a total of 989,600 shares, or approximately 1% of our outstanding common stock during the period of July 4, 1999 to August 6, 1999. There were no other transactions during the same period which would have materially changed the number of common shares or potential common shares outstanding.

7. Income Taxes

   The provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.


8. Comprehensive Income

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, which requires the reporting of comprehensive income and its components in the financial statements. We adopted this Statement beginning October 1, 1998. This Statement also requires that we classify items of other comprehensive income by their nature in an annual financial statement. We intend to disclose this information in our Annual Report on Form 10-K for the year ending October 2, 1999. Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains on investment securities.

   IGT's total comprehensive income is as follows:

                                        Three Months Ended    Nine Months Ended
                                         July 3,  June 30,    July 3,  June 30,
                                          1999      1998       1999      1998

     (Dollars in thousands)
     Net income                          $34,267   $45,595    $102,540 $110,758
     Net change in other comprehensive
      income                               3,311    (5,984)      3,275   (9,820)
                                         -------   -------    -------- --------
     Comprehensive income                $37,578   $39,611    $105,815 $100,938
                                         =======   =======    ======== ========

9. Supplemental Cash Flows Information

   Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

   We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. Property, plant and equipment increased $29.0 million and $8.2 million during the nine months ended July 3, 1999 and June 30, 1998 as the net result of transfers between inventory and fixed assets.

   The tax benefit of employee stock plans totaled $450,000 and $2.9 million for the nine month periods ended July 3, 1999 and June 30, 1998.

   Payments of interest for the first nine months of fiscal 1999 and 1998 were $36.8 million and $29.3 million. Payments for income taxes were $27.0 million and $61.4 million for the nine month periods ended July 3, 1999 and June 30, 1998.

10.         Contingencies

   We have been named in and have brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a major effect on the our financial position or results of future operations.

Ahern
   Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits, one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al., and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. At this time, motions concerning class certification are pending before the Court.

WMS
   In May 1994, WMS Industries, Inc. instituted a declaratory judgment action (the "Model 400 Action") against IGT, in the United States District Court for the Northern District of Illinois. The action sought a declaration that a certain patent issued in 1984 and owned by IGT (the "Telnaes Patent") was invalid and that certain reel-type slot machines then made by WMS did not infringe the Telnaes Patent. We counterclaimed alleging that the Telnaes Patent was infringed by WMS' reel-type slot machines.

   In September 1996, the Trial Court reached a decision in favor of IGT, finding the Telnaes Patent valid, finding WMS' model 400 slot machine to infringe the Telnaes Patent, in which we sought a preliminary and permanent injunction and treble damages. In July 1999, the US Court of Appeals for the Federal Circuit affirmed the Trial Court's decision that the Telnaes Patent is valid and that the WMS model 400 slot machine infringed the patent. The Court affirmed the damages awarded of approximately $10 million plus accrued interest. The Court vacated the treble damages award and remanded the case to the Trial Court for further proceedings regarding its finding of willful infringement and award of treble damages.

In November 1996, we commenced an action against WMS in the Trial Court seeking a judgment declaring that WMS' Model 401 slot machine also infringed the Telnaes patent. In December 1996, the Court granted our motion for a preliminary injunction and enjoined WMS from the manufacture, use and sale of the Model 401 slot machine. WMS filed a notice of appeal on May 7, 1998. In July 1999, the US Court of Appeals, applying a different infringement standard from the Trial Court, vacated the preliminary injunction.

Bally
   In July 1999, Bally Gaming, Inc. filed a complaint against IGT in the United States District Court for the District of New Jersey alleging that certain wide-area progressive system agreements we entered into with customers in Atlantic City, New Jersey violate federal and New Jersey antitrust laws. The complaint seeks declaratory and injunctive relief and damages. A hearing on their motion for preliminary injunction has been set for September 8, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 3, 1999 Compared to the Three Months Ended June 30, 1998

   Income before extraordinary items for the three months ended July 3, 1999 totaled $37.5 million or $0.39 per diluted share compared to $45.6 million or $0.40 per diluted share in the prior year quarter. The extraordinary loss of $3.3 million or $0.03 per diluted share in the current quarter was due to the prepayment penalty on the early redemption of the 7.84% Senior Notes (see Note 5 in Notes to Condensed Consolidated Financial Statements). Net income for the current period totaled $34.3 million or $0.36 per diluted share versus $45.6 million or $0.40 per diluted share in the year earlier period. The prior year quarter benefited from a gain on the sale of the Australian manufacturing facility of $10.4 million or $0.06 per diluted share.

Revenues and Gross Profit Margins
   Total revenues for the third quarter of fiscal 1999 grew 16% to $258.9 million from $223.0 million in the third quarter of fiscal 1998 resulting from growth in both domestic and international product sales. We shipped 33,700 gaming machines for product sales of $167.6 million for the current quarter versus 22,100 machines and $130.8 million in the comparable prior year quarter. IGT sold 20,700 gaming machines, or 61% of total units in international markets, versus 12,500 gaming machines, or 57% of total units, during the prior year quarter. The addition of the Barcrest product lines in March 1998, along with growth in Japanese pachisuro sales drove the international improvement.

   Domestically, IGT shipped 13,000 gaming machines during the current quarter versus 9,500 in the year earlier period. The current quarter included shipments to Park Place's Paris Resort and The Resort at Summerlin, two of the newest Las Vegas casinos. IGT also provided 1,300 machines or a 67% market share to the new MGM temporary casino in Detroit, Michigan. In June 1999, IGT became a licensed manufacturer for Native American venues in Washington. During the quarter, IGT sold 1,500 games, approximately a 93% market share, to a Washington licensee who designs and markets gaming machines for placement in eight Native American casinos. In addition, domestic volume benefited from increased demand from Sodak during the current quarter. IGT plans to acquire Sodak by the end of calendar 1999. (See Note 1 in Notes to Condensed Consolidated Financial Statements).

   Revenues from gaming operations in the third quarter of fiscal 1999 were $91.3 million versus $92.1 million for the same period last year. The fluctuation in gaming operations revenues from the prior year quarter was due primarily to higher play on Nevada Megabucks in the third quarter of fiscal 1998, which was influenced by a record jackpot won in November 1998. In comparison to the prior year, the introduction of new systems, such as Elvis, Triple Play Poker in a MegaJackpots format, and the newest game theme, Barcrest's Party Time, in various jurisdictions offset the decrease in Nevada Megabucks revenue and other maturing legacy systems. The installed base of machines operating on MegaJackpot systems grew to 14,600 units at the end of the current quarter, up from 13,900 machines one year earlier. Of these, approximately 10,200 are new platform, higher performing games.

   The gross profit on total revenues for the third quarter of fiscal 1999 increased 11% to $118.8 million versus $107.0 million for the third quarter of fiscal 1998 related primarily to growth in product sales. The gross profit on product sales improved 11% to $61.2 million compared to $55.3 million for the corresponding quarter of fiscal 1998. The gross margin percentage on product sales was 37% for the current quarter versus 42% in the year earlier period, reflecting a larger percentage of international sales, as well as increased discounts and inventory obsolescence domestically. Gross profits from gaming operations totaled $57.5 million for the current quarter compared to $51.7 million in the fiscal 1998 third quarter. The gross margin on gaming operations improved to 63% for the quarter versus 56% for the year earlier period. The improvement was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

primarily due to decreased costs of interest sensitive investments IGT purchases to fund jackpot payments. An increase in the balance of overall gaming operations revenues relating to joint venture activities which, for accounting purposes, are recorded net of expenses in gaming operations revenue also contributed to the margin improvement.

Expenses
   Operating expenses were 21% of total revenues for both the current and prior year quarters. Selling, general and administrative expenses totaled $34.6 million in the third quarter of fiscal 1999 compared to $29.0 million in the same prior year period. This fluctuation was the result of increased domestic advertising, marketing, and compliance expenses related to new product offerings. Depreciation and amortization expense totaled $6.5 million and $5.9 million for the third quarters of fiscal 1999 and 1998.

   Research and development expenses totaled $11.2 million for the current quarter compared to $11.4 million for the third quarter of fiscal 1998. The provision for bad debts totaled $3.2 million in the third quarter of fiscal 1999 versus $0.5 million in the comparable prior year quarter. This fluctuation resulted primarily from increased provisions for international receivables related to growing international volumes.


Other Income and Expense
   Other expense for the current quarter totaled $6.9 million including interest expense of $10.6 million from the $1.0 billion Senior Notes issued in May 1999 (see Note 5 in Notes to Condensed Consolidated Financial Statements). The increase in interest expense was partially offset by increased interest income on existing cash balances reserved to fund the acquisition of Sodak, the stock repurchase program, and other strategic investments. A reduction in current quarter foreign currency losses in excess of amounts hedged also contributed to the change in other income and expense. Operation of IGT's MegaJackpot systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Other income for the prior year quarter included a $10.4 million gain on the sale of the IGT-Australia building.

   IGT's worldwide tax rate declined to 33.5% for the third quarter compared to 35% in the prior year. The change reflects the expiration of tax contingencies, implementation of beneficial tax strategies related to the IGT Foreign Sales Corporation, research and development credits and structuring of foreign acquisitions, as well as an increase in foreign operations in jurisdictions which have lower statutory tax rates.

Nine Months Ended July 3, 1999 Compared to the Nine Months Ended June 30, 1998

   Income before extraordinary items for the first nine months of fiscal 1999 totaled $105.8 million or $1.02 per diluted share compared to $110.8 million or $0.96 per diluted share in the prior year period. Net income for the first nine months of fiscal 1999 totaled $102.5 million or $0.99 per diluted share compared to $110.8 million or $0.96 per diluted share in the prior year period. The extraordinary loss of $3.3 million or $0.03 per diluted share in the current year-to-date period was due to the prepayment penalty on early redemption of the 7.84% Senior Notes (see Note 5 in Notes to Condensed Consolidated Financial Statements). The prior year nine month period benefited from a gain on the sale of the Australian manufacturing building of $10.4 million or $0.06 per diluted share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Revenues and Gross Profit Margins
   Total revenues for the nine months ended July 3, 1999 grew 23% to $701.4 million from $570.1 million for the nine months ended June 30, 1998. IGT shipped 91,600 gaming machines resulting in product sales of $443.8 million for the first nine months of fiscal 1999 versus 49,300 units and $317.9 million in product sales in the comparable prior year period. Internationally, we shipped 59,100 gaming machines, or 65% of total units, during the current year-to-date period versus 22,000 machines, or 45% of total units, during the prior year period. The replacement markets in the UK and Japan contributed most significantly to the growth in international sales. Japanese sales totaled 24,900 units, driven by the introduction of IGT-Japan's latest pachisuro game themes, Popper King, Dynamite and Elvis. Barcrest, our UK subsidiary acquired in March 1998, sold 23,700 gaming machines during the current period.

   Domestic shipments improved 19% to 32,500 gaming machines during the current nine month period versus to 27,300 units in the comparable prior year period. The four major new casino openings in the Las Vegas, Nevada market positively impacted IGT during 1999. Year-to-date shipments to new Las Vegas properties included Park Place's Paris Resort, The Resort at Summerlin, Circus Circus' new Mandalay Bay and the Venetian Resort. Also contributing to the current year improvement were shipments of 3,000 machines for a market share of approximately 55% to the Ontario Lottery Commission and 1,300 machines for a market share of approximately 67% to the new MGM temporary casino in Detroit, Michigan. Increased demand in the Native American markets during fiscal 1999 also positively impacted domestic revenues for the current nine month period. In June 1999, IGT became a licensed manufacturer for Native American venues in Washington. Current year sales included 1,500 games for a market share of approximately 93% to a Washington licensee who designs and markets gaming machines for placement in eight Native American casinos.

   Revenues from gaming operations in the first nine months of fiscal 1999 increased to $257.6 million from $252.2 million for the same period last year. This increase was primarily attributable to the continued popularity of the Wheel of Fortune game. In addition to Wheel of Fortune, over the past year, IGT has introduced new progressive systems with enhanced entertainment value and improved player appeal including Elvis, Jeopardy!, Party Time, Slotopoly, Super Megabucks and Triple Play Poker in various jurisdictions. Increases in revenue from these new systems have partially offset revenues from IGT's legacy games, including Nevada Megabucks, which have experienced declining play levels. The addition of wide area progressive gaming in Iowa also contributed positively to the overall increase in gaming operations revenues. The installed base of machines operating on MegaJackpot systems grew to 14,600 units at the end of the current period compared to 13,900 machines one year earlier. Of these, approximately 10,200 are new platform, higher performing games.

   The gross profit on total revenues for the nine months ended July 3, 1999 increased to $316.3 million from $272.2 million for the prior year period. This 16% improvement resulted from an increase of $27.7 million in product sales gross profit and a $16.5 million increase in gaming operations gross profit. The gross profit on product sales grew to $162.2 million from $134.5 million reported for the corresponding period of fiscal 1998. The gross margin percentage on product sales was 37% for the current nine month period compared to 42% in the year earlier period reflecting the larger mix of international sales, which grew to 45% of total product sales from 36% in the year earlier period. A higher mix of new product lines, which carry higher margin dollars but lower margin percentages, as well as increased discounts and inventory obsolescence, influenced the domestic gross margin percentage. The gross margin on gaming operations grew to $154.1 million or 60% in the third quarter of fiscal 1999 versus $137.6 million or 55% for the comparable period of fiscal 1998. The improvement in gross profit margin was primarily due to the declining cost of interest sensitive assets. Joint venture activities totaling $57.9 million, which, for accounting purposes, are reported net of expenses in gaming operations revenue also contributed to the improvement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Expenses
   Selling, general and administrative expenses increased $23.5 million to $96.3 million in the third quarter of fiscal 1999 in comparison to the same prior year period. This fluctuation was primarily due to the inclusion of operating expenses attributable to the businesses acquired in the UK and Australia in March 1998, along with increased domestic advertising, marketing, and compliance expenses related to new product offerings.

   Depreciation and amortization expense totaled $18.8 million and $12.7 million for the nine months ended July 3, 1999 and June 30, 1998. This increase was primarily due to amortization of goodwill and additional depreciation of the acquired assets.

   Research and development expenses increased $5.4 million over the prior year period due primarily to the additional research and development centers in the UK and Australia. The provision for bad debts totaled $6.8 million and $3.7 million for the current and prior year periods. This fluctuation resulted primarily from increased provisions for international receivables.

   Operating expenses as a percent of total revenues were 22% for the period ended July 3, 1999 versus 20% in the comparable prior year period. The fiscal 1998 year to date period included only three months of expenses related to the Barcrest and Olympic businesses, which we acquired in March 1998. The fluctuation in operating expenses as a percent of revenues was primarily attributable to lower sales volume experienced by IGT-Australia.

Other Income and Expense
   Other expense for the nine months ended July 3, 1999 was $3.1 million, reflecting increased interest expense in the current quarter on the $1.0 billion Senior Notes issued in May 1999 (see Note 5 in Notes to Condensed Consolidated Financial Statements). The increase in interest expense was partially offset by increased interest income on existing cash balances reserved to fund the acquisition of Sodak, the stock repurchase program, and other strategic investments. A reduction in current year-to-date foreign currency losses in excess of amounts hedged also contributed to the change in other income and expense. Operation of IGT's MegaJackpot systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $763,000 over the comparable prior year period as a result of growth in proprietary systems. Other income in the prior year included a $10.4 million gain on the sale of the IGT-Australia building.

      In March 1998, IGT-Australia acquired certain assets of Olympic Amusements Pty. Limited. IGT-Australia experienced a net loss of approximately $9.8 million during the nine months ended July 3, 1999. Although we are addressing the manufacturing and sales challenges in Australia, we anticipate IGT-Australia to experience losses in the near term.

Financial Condition, Liquidity and Capital Resources

   We believe that existing cash balances, short-term investments and available borrowing capacity together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months. IGT's unrestricted cash and short-term investments are available for strategic investments, mergers and acquisitions, as well as to fund our stock buyback program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Working Capital
   Working capital increased $424.2 million to $894.2 million since the prior year end. This increase was primarily due to proceeds from the $1.0 billion Senior Notes issued in May 1999. A portion of the proceeds of these notes is expected to be used in the fourth quarter to complete the acquisition of Sodak (see Note 1 in Notes to Condensed Consolidated Financial Statements). Additional changes in current assets contributed to the overall fluctuation in working capital including an increase in accounts receivable, offset by inventory reductions. Both were the result of sales volumes. Changes in current liabilities, contributing to the overall fluctuation in working capital, included a decrease in current maturities of long-term debt resulting from the repayment of outstanding debt with proceeds from the $1 billion Senior Notes issued in May 1999. The decrease in current maturities of long-term debt was partially offset by increases in other current liabilities, including liabilities to jackpot winners, accrued income taxes, and accrued liabilities. Liabilities to jackpot winners increased due to the jackpot winners' option to elect a discounted single cash payment in lieu of annual installments. Outstanding options to winners are classified as current. The increase in accrued income taxes is expected to be offset by tax benefits in the fourth quarter. Accrued liabilities includes accrued interest on new borrowings.

Cash Flows
   IGT's cash and cash equivalents totaled $629.8 million at the end of the current period, a $454.4 million increase from the prior fiscal year end. Cash provided by operating activities for the first nine months of fiscal 1999 and 1998 totaled $140.1 million and $107.6 million. During these periods, fluctuations in receivables and inventories, influenced by sales volumes and timing, resulted in the most significant changes in cash flows from operating activities.

   Purchases of treasury stock of $300.5 million were the primary use of financing cash in the current period. Proceeds from additional borrowings of $633.0 million, net of repayments on outstanding lines of credit and Senior Notes redeemed, were used primarily to fund stock repurchases and working capital. We expect to use a large portion of working capital to finance our planned acquisition of Sodak. Net borrowings in the prior year period were used primarily to acquire businesses.

   Our proprietary systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities used cash of $5.5 million in the current period and provided cash of $33.6 million in the prior year period.

   Federal legislation was passed in October 1998 which allows jackpot winners the option to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won after this date, we have made this offer to winners in jurisdictions which have also permitted such payments. For jackpots won prior to the effective date of the legislation, the winner may make this election after July 1, 1999. As a result, fiscal 1999 fourth quarter cash flows from operating activities may increase due to the realization of deferred tax assets related to the timing of the tax deductibility of jackpot payments. The realization of the deferred tax asset is dependent upon the number of winners who make this election. We cannot predict the cash flow impact at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Credit Facilities
   Our domestic and foreign bank credit facilities totaled $275.9 million at July 3, 1999. Of this amount, $1.7 million was drawn, $3.3 million was reserved for letters of credit and the remaining $270.9 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios, minimum working capital and net worth. At July 3, 1999, we were not in breach of any applicable covenants.

   In May 1999, IGT received net proceeds of $990.1 million from the issuance of $1.0 billion in aggregate principal amount of Senior Notes. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053%, and $600 million aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004. This prepayment resulted in an after-tax extraordinary expense of $3.3 million. Additionally, we repaid outstanding borrowings under both our US revolving bank credit facility and our Australian credit facility and settled a forward equity share repurchase for 4.9 million shares of our common stock. The remaining net proceeds from the offering are expected to be used to finance our previously announced plan to acquire Sodak and to fund working capital and our common stock repurchase program.

   On June 21, 1999, IGT filed a Form S-4 registration statement under the Securities Act of 1933 (Offer to Exchange registered Senior Notes for the previously placed Senior Notes). The offer to exchange all outstanding 7.875% Senior Notes due 2004 for the 7.875% Senior Exchange Notes due 2004 and all outstanding 8.375% Senior Notes due 2009 became effective in July 1999. The offer will expire on August 27, 1999, unless extended.

Stock Repurchase Plan
   A stock repurchase plan was originally authorized by the Board of Directors in October 1990. As of August 6, 1999, IGT was authorized to purchase a remaining 3.9 million shares under the Board authorization. During the period of October 1, 1998 to August 6, 1999, we reacquired 19.4 million shares for an aggregate purchase price of $318.9 million. During the third fiscal quarter, IGT entered into a forward equity purchase agreement for 4.9 million shares of its common stock and used proceeds of the Senior Notes offering to settle the forward agreement on May 19, 1999.

Recently Issued Accounting Standards

   On June 30, 1997, the FASB issued SFAS No. 131, which establishes additional standards for segment reporting in financial statements. This statement is effective for our fiscal year ending October 2, 1999. We intend to comply with the disclosure requirements of this statement in our fiscal 1999 Annual Report on Form 10-K and we do not anticipate a material impact on the results of operations for each segment.

   On June 30, 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for the first quarter of our fiscal year ending September 29, 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Recent Legislation

  In March 1999, legislation was introduced in the Nevada legislature, on behalf of the Nevada Resort Association. This legislation proposed additional regulations for gaming manufacturers who provide products to casino customers through revenue sharing arrangements and wide-area progressive systems. The bill was passed in May 1999. It requires gaming manufacturers to pay their "full proportionate share" of: (a) the Nevada gaming revenue tax; (b) the $80 annual per gaming machine tax; and (c) the $250 annual tax paid on slot machines by certain Nevada casinos. The bill also imposes additional regulatory requirements on gaming manufacturers. We do not believe the requirements of this bill will have a material adverse effect on our results of operations.

Year 2000
   The term Y2K is used to refer to a worldwide computer-related problem where software programs and embedded programs in computer systems will not work properly when processing a date later than December 31, 1999. If the Company or its customers, suppliers, or other third parties fail to make corrections for programs that have defined dates using a two-digit year, this could result in system failure or malfunction of certain computer equipment, software, and other devices dependent upon computerized mechanisms that are date sensitive. This problem may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is difficult to predict the actual impact. Recognizing this uncertainty, we have and are continuing to actively analyze, assess, and plan for various Year 2000 contingencies across the Company.

   We have undertaken various initiatives intended to ensure that our computer equipment and software will function properly with respect to dates in and beyond the Year 2000. Information technology ("IT") systems impacted by the Year 2000 issue include systems commonly thought of as IT systems, such as accounting, data processing and telephone/PBX systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, security systems, fax machines, mail machines, automated assembly lines, and other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology which compounds the identification, assessment, remediation, and testing efforts.

   We are utilizing both internal and external resources to accomplish our Year 2000 plan, which began in December 1997. With the exception of IGT-Australia, we expect to be substantially complete by September 1999. We estimate that as of August 6, 1999, we had completed approximately 70% of the initiatives necessary to fully address potential Year 2000 issues. The remaining project efforts are underway and we anticipate these will be completed prior to any currently anticipated impact on our computer equipment and software.

   All of our subsidiaries will perform the identification, assessment, remediation and testing phases. However, we have identified our largest manufacturing locations, IGT (North America), IGT-Australia, IGT-Japan and IGT-UK as critical operating locations as most other subsidiaries are dependent upon these locations. IGT uses an AS400 for the majority of its North American software applications, including the manufacturing process, and has identified this as a critical system. The assessment and remediation efforts on the system have been substantially completed. IGT-UK has finished the implementation of Oracle as an enterprise wide improvement to its information systems and a resolution to Year 2000 readiness issues. We engaged third parties to review the IGT and IGT-UK information systems plans. Their recommendations have been incorporated into our plan. IGT and IGT-UK have substantially completed the identification, assessment and remediation phases and are now 85% completed in the testing phase. IGT-Japan utilizes a third party to manufacture its products and has received assurance that this manufacturer is Year 2000 ready.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

   IGT-Australia restructured their information systems department under a new director in the third fiscal quarter and has now completed its assessment phase of its Year 2000 efforts. Internal business systems are in the final stages of remediation and initial testing has begun with completion projected for October 1999. The remediation of gaming systems is now fully underway and scheduled for completion by December 1999.

   In addition, we have assessed the risk and reviewed Year 2000 readiness plans of Sodak (see Note 1 in Notes to Condensed Consolidated Financial Statements). Sodak has implemented the integrated Oracle application system as an enterprise-wide improvement to their information systems and a resolution to Year 2000 processing requirements. The majority of their application systems have been tested and remediated. At this stage, we believe that our Year 2000 deficiencies will be remedied through computer equipment and software replacement or modification in a timely fashion.

   We have also initiated efforts to ensure the readiness of our products and services. As part of our assessment of current products and services, we have completed upgrading all wide-area progressive jackpot system software in all jurisdictions. All of our customers who may have products with Year 2000 readiness issues have been notified.

   We have also surveyed our key vendors and service providers to determine the extent to which interfaces with these entities make us vulnerable to Year 2000 issues. As of August 6, 1999, we received responses from approximately 90% of such third parties. The majority of these entities provided assurances that they are either Year 2000 ready or expect to address all their significant Year 2000 issues on a timely basis. We continue to follow-up with significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by us. While we have developed a system of communicating with vendors to understand their ability to continue providing services and products through the Year 2000 without interruption, there can be no assurance that the systems of other companies on which we may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on our systems.

   At this time, we do not believe that the cost of our Year 2000 efforts will exceed $3.0 million, which will be funded from operating cash flows. Approximately $1.8 million of this total was for the replacement of non-compliant equipment and software which we will capitalize as fixed assets in fiscal 1999. As of August 6, 1999, we spent approximately $2.0 million, including the cost of third party reviews. Two of our subsidiaries are implementing enterprise wide information system improvements which will also resolve Year 2000 issues. These costs were not included in the above amount because the implementations were not initiated specifically to resolve the Year 2000 issue. A major portion of the software remediation costs are not likely to be incremental to our results of operations, but will represent the redeployment of existing information technology and other resources. As a result of the redeployment of internal resources for the Year 2000 remediation efforts, certain enhancements of our current systems may be postponed. We do not anticipate the postponement of these enhancements to have a significant impact on our financial condition or results of operations.

   The Year 2000 issue presents a number of other risks and uncertainties that could impact IGT, including, but not limited to third parties whose services we rely upon to produce and sell our products, such as key suppliers and customers, public utilities, telecommunication providers, financial institutions, or certain regulators of the various jurisdictions where we do business. Failure or interruption of any of these services could result in lost production, sales, or administrative difficulties on the part of IGT. We believe that the implementation of new business systems and the completion of the Year 2000 project as scheduled will significantly reduce the risk of operational difficulties within our operating systems, facilities and products. Our Year 2000 project requires the majority of our application systems to be remedied and tested by September 30, 1999. In those instances where completion by the end of 1999 is not assured, appropriate contingency plans are in development or to be determined by September 30, 1999. Our Year 2000 project teams are reviewing the support which may be necessary during the first week of the new year to investigate non-functioning applications, remediate and test the programs, and implement the corrected applications. In addition, manual back-up procedures are being considered in user areas to ensure continuity of essential business operations. We believe that our most reasonably likely exposure to Year 2000 readiness issues is in the IGT-Australia gaming systems. IGT-Australia is remediating these systems and is preparing a contingency plan. While we continue to believe the Year 2000 issues will not materially affect our consolidated financial position or results of operations, it remains uncertain as to what extent, if any, we may be impacted.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Some of the statements contained in this report discuss future expectations, contain projections of results of operations or our financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements include, for example:

o the statement that the outcome of pending legal actions are not expected to have a material adverse effect on our financial position or results of operations
o the statements that adoption of new accounting pronouncements are not expected to have a material impact on our financial condition or results of operations
o the statements regarding estimated completion dates and costs for the Year 2000 project
o other statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the our periodic reports on Forms 10-K and 10-Q filed with the SEC.

   We caution that such statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q and our operations, financial condition and results of operations are subject to risks and other important factors, including, without limitation, the following:

o a decline in demand for our gaming products or reduction in the growth rate of new and existing markets
o  delays of  scheduled  openings  of newly  constructed  or planned  casinos
o a decline in the public acceptance of gaming o a decline in the demand for replacement machines o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos
o a decline in player appeal for our gaming products or an increase in the popularity of existing or new games of competitors
o changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments
o with respect to legal actions to which we are a party, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation
o with respect to the Year 2000, IGT's ability to successfully remedy the Year 2000 readiness issues
o  unfavorable public referendums or anti-gaming legislation
o  the effect of changes in economic conditions
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems
o  delays in approvals from regulatory agencies
o  political and economic instability in developing international markets
o  the loss of a significant distributor
o  loss or retirement of key Company executives
o approval of pending patent applications of parties unrelated to us that restrict the our ability to compete effectively with products that are the subject of such pending patents or infringement upon existing patents
o  the effect of regulatory and governmental actions

o unfavorable determination of suitability by gaming regulatory authorities with respect to Company officers, directors or key employees
o  the limitation, conditioning  or suspension of any Company  gaming license
o  fluctuations  in foreign  exchange  rates,  tariffs and other barriers
o adverse changes in the credit worthiness of parties with whom we have forward currency exchange contracts
o  the loss of sublessors of the leased properties abandoned by us.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 10-K reports to the SEC. You should understand that it is not possible to predict or identify all such factors. Therefore, you should not consider any such list to be a complete set of all potential risks or uncertainties.

                                Part II - Other Information


Item 1.  Legal Proceedings

   In July 1999, Bally Gaming, Inc. filed a complaint against IGT in the United States District Court for the District of New Jersey alleging that certain wide-area progressive system agreements that IGT has entered into with its customers in Atlantic City, New Jersey violate federal and New Jersey antitrust laws. The complaint seeks declaratory and injunctive relief and damages. A hearing on the plantiff's motion for preliminary injunction has been set for September 8, 1999. IGT denies the allegations and intends to vigorously defend this matter.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information

   We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in our proxy statement and form of proxy for the 2000 Annual Meeting of Stockholders must be received by us by September 30, 1999. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. A stockholder otherwise desiring to bring discussion before an annual meeting of stockholders (including any proposal relating to the nomination of a director to be elected to the Board of Directors) must submit a proposal that is received at our principal executive offices on or before December 14, 1999.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27  Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed a current report on Form 8-K, dated July 22, 1999.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 1999

                                             INTERNATIONAL GAME TECHNOLOGY



                                             By:/s/Maureen Mullarkey
                                                Maureen Mullarkey
                                                Chief Financial Officer and
                                                Vice President, Finance