Form 10-K
period 1999-10-02
INTERNATIONAL GAME TECHNOLOGY
filed 1999-12-07
CIK 353944

FORM 10-K
                       Securities and Exchange Commission

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the Fiscal Year Ended October 2, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from _____ to______

Commission File Number 001-10684

                          International Game Technology
             (Exact name of registrant as specified in its charter)

                   Nevada                            88-0173041
         (State of Incorporation)      (I.R.S. Employer Identification No.)

                    9295 Prototype Drive, Reno, Nevada 89511
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (775) 448-7777

                Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class         Name of Each Exchange on Which Registered
     Common Stock, Par Value $.000625          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 26, 1999:
                                 $1,506,248,283

The number of shares outstanding of each of the registrant's classes of common stock, as of November 26, 1999:
           85,982,263 shares of Common Stock, $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                Table of Contents


                                     Part I
                                                                          Page

Item  1.   Business                                                         2

Item  2.   Properties                                                      23

Item  3.   Legal Proceedings                                               23

Item  4.   Submission of Matters to a Vote of Security Holders             23

                                     Part II

Item  5.   Market for Registrant's Common Stock and Related
           Stockholder Matters                                             23

Item  6.   Selected Financial Data                                         24

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       25

Item  7a.  Quantitative and Qualitative Factors about Market Risk          33

Item  8.   Consolidated Financial Statements and Supplementary Data        34

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             68



                                    Part III

Item  10.  Directors and Executive Officers of the Registrant              68

Item  11.  Executive Compensation                                          68

Item  12.  Security Ownership of Certain Beneficial Owners and Management  68

Item  13.  Certain Relationships and Related Transactions                  68



                                     Part IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 68

           Signatures                                                      71

                                         Part I
Item 1.     Business

General
International Game Technology was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate its initial public offering. In addition to its 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned subsidiaries:
Barcrest K.K. ("Barcrest-Japan"); I.G.T. - Argentina S.A. ("IGT-Argentina"); I.G.T. (Australia) Pty. Limited ("IGT-Australia"); IGT do Brasil Ltda. ("IGT-Brazil"); IGT-Europe B.V. ("IGT-Europe"); IGT-Iceland Ltd. ("IGT-Iceland"); IGT Japan K.K. ("IGT-Japan"); IGT-UK Limited ("Barcrest"); International Game Technology - Africa (Proprietary) Limited ("IGT-Africa"); International Game Technology S.R. Ltda. ("IGT-Peru"); and Sodak Gaming, Inc. ("Sodak").

Unless the context indicates otherwise, references to "International Game Technology," "IGT," "we," "our" or "the Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89511; our telephone number is (775) 448-7777.

IGT is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world and was the first to develop computerized video gaming machines. Since its founding in 1980, IGT has principally served the casino gaming industry in the United States. In 1986, IGT began expanding its business internationally, and in addition to its production in the United States, currently manufactures its gaming products in Australia and the United Kingdom and through a third party manufacturer in Japan. IGT also maintains sales offices in legalized gaming jurisdictions globally, including Argentina, Brazil, New Zealand, Peru, South Africa and The Netherlands. IGT is currently licensed to provide gaming products in every significant legalized gaming jurisdiction in the world.

The following trademarks are owned by IGT and are registered with the US Patent and Trademark Office: International Game Technology; IGT; the IGT logo with spade design; Double Diamond; Megabucks; Player's Edge-Plus; and Red, White & Blue. IGT also owns the trademark rights to the following: Game King; iGame with Design (interactive gaming); IGS; IGT Gaming systems; MegaJackpots; Nickels Deluxe; Slot Line; S-Plus Limited Series; Super Megabucks; Totem Pole; Vision Series; and Vision Slot. Elvis and Wheel of Fortune are registered trademarks of Califon Productions, Inc. Jeopardy! is a registered trademark of Jeopardy Productions, Inc. Five-Deck Frenzy is a trademark of Shufflemaster.

In March 1998, IGT completed the purchase of Barcrest Limited ("Barcrest"), a Manchester, England-based manufacturer and supplier of gaming related amusement devices and formed IGT-UK. Also in March 1998, IGT purchased certain assets of Olympic Amusements Pty. Limited ("Olympic"), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The Olympic business was consolidated with IGT-Australia.

In September 1999, IGT completed the acquisition of Sodak Gaming, Inc. ("Sodak"). Sodak distributes and finances gaming products, principally IGT products, and provides wide-area progressive systems primarily to Native American casinos. Sodak also provides financing for gaming ventures on Native American lands.

Business Lines
IGT operates principally in two lines of business: (1) the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Gaming Product Sales," and (2) the development, marketing and operation of wide-area progressive systems, which we refer to as "Gaming Operations."

Gaming Product Sales
IGT manufactures domestically a broad range of microprocessor-based gaming machines, consisting of traditional spinning reel slot machines, video gaming machines and government-sponsored and other video gaming devices. For our domestic and certain international markets, we offer 400 recognized trademarked game themes including Double Diamond; Red, White and Blue; Five Times Pay; Bonus Poker; and Deuces Wild. We typically sell our machines directly or through distributors to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator. In the North American gaming market, IGT holds an estimated 61% share of the installed base of both casino style and government sponsored gaming machines and an estimated 72% share of the installed base of casino gaming machines. We believe our market share is the result of our research and development in video and slot technology, the efforts of our experienced sales force and our focus on customer service and product reliability.

Gaming machines for the casino markets in Europe, South Africa and South America are similar to the spinning reel and video games in the North American markets. Features differ in each market but the games are generally multiple coin games with random outcomes paid in coins returned to the customer. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than coins. Gaming machines in Australia, Japan and the United Kingdom markets, however, are produced locally and differ substantially from domestic machines.

In addition to gaming machines, IGT develops and sells computerized casino management systems which provide casino operators with slot and table game accounting, player tracking and specialized bonusing capabilities. We also develop and sell specialized proprietary systems to allow the lottery authorities to monitor video lottery terminals. We derive revenue related to the operation of these systems and collect license and franchise fees for the use of the systems. In fiscal 1999, gaming product sales produced 62% of total revenues.

Gaming Operations
Approximately 4% of the domestic installed base of gaming machines generate recurring revenue including wide-area progressive systems and stand-alone machines in which the manufacturer participates in the revenue from the machine on a percentage or fee basis. Wide-area progressive systems are electronically-linked, inter-casino systems that link gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits a winning combination. In the North American market, IGT estimates it holds more than a 70% share of the installed base of these machines.

We have developed and operated wide-area progressive systems for over 10 years. As of October 2, 1999, IGT operated 137 such systems in 17 jurisdictions under such brand names as Jeopardy!, Megabucks, Quartermania and Wheel of Fortune. IGT operates some of these systems under joint marketing alliances, principally with Anchor Gaming ("Anchor") and other gaming companies. The purpose of these strategic alliances is to combine the game development efforts of other companies with IGT's wide-area progressive system expertise. Wide-area progressive systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win larger or more frequent jackpots than on machines not linked to progressive systems. Win (net earnings to the operator) per machine on machines linked to progressive systems are generally higher than on stand-alone machines. In fiscal 1999, gaming operations produced 38% of total revenues.

See Note 19 of Notes to Consolidated Financial Statements for information concerning the revenues, operating results and identifiable assets of our two principal lines of business and operations by geographic region. The consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Business Strategy
IGT's engineering and game design staff continually work to provide innovation in slot and video technology. IGT invested approximately $45.5 million in research and development in fiscal 1999. Innovations from research and development increase our gaming machines' earning potential and entertainment value by: improving the ease and speed of play, using local game preferences, enhancing entertainment via larger jackpots, sound, bonus features and overall aesthetics and decreasing down time through improved product reliability. Historically, the introduction of innovative products coupled with the addition of new casinos have increased the replacement market by encouraging existing casinos to upgrade to new slot products in order to remain competitive.

To capitalize on future opportunities, management is committed to:
o innovative new product development such as our Game King, iGame-Plus, Vision Series, S-Plus Limited lines and S2000;
o development and rollout of new wide-area progressive systems such as Elvis, Jeopardy!, Party Time and Wheel of Fortune;
o continued focus on customer service and reliability through our more than 400 trained sales and service personnel;
o increased focus on opportunities to roll out IGT products and systems into new markets including international jurisdictions;
o enhancement of our industry-leading game library with strong new offerings for all product lines; and
o ongoing improvements to our IGT Gaming Systems products that answer industry demands for improved operational efficiencies.

Risk factors and cautionary statement for purposes of the "safe harbor" provisions of the private securities litigation reform act of 1995:

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.

Such forward-looking statements and IGT's operations, financial condition and results of operations involve known and unknown risks, and uncertainties. Such risks and factors include, but are not limited to, the following:
o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets;
o    delays of scheduled  openings of newly  constructed or planned casinos;
o the effect of changes in economic conditions; o a decline in public acceptance of gaming;
o    unfavorable  public  referendums  or  anti-gaming   legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o    delays in approvals from regulatory agencies;
o political and economic instability in developing international markets for IGT's products;
o    a decline in the demand for replacement machines;
o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos;
o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors;
o    the loss of a significant distributor;
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments;
o    loss or retirement of our key executives;

o approval of pending patent applications of parties unrelated to IGT that restrict the ability of IGT to compete effectively with products that are the subject of such pending patents or infringement upon existing patents;
o    the effect of regulatory and governmental actions;
o unfavorable determination of suitability by gaming regulatory authorities with respect to our officers, directors or key employees;
o the limitation, conditioning, suspension or revocation of any of our gaming licenses;
o    fluctuations in foreign exchange rates, tariffs and other barriers;
o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts;
o    the loss of sublessors of the leased properties no longer used by IGT;
o    IGT's inability to  successfully  remedy the Year 2000  readiness  issue;
     and,
o with respect to legal actions pending against IGT, the discovery of facts not presently known to IGT or determinations by judges, juries or other finders of fact which do not accord with IGT's evaluation of the possible liability or outcome of existing litigation.

We do not undertake to update our forward-looking statements to reflect future events or circumstances.

IGT incurred significant additional indebtedness in 1999
In May 1999, we completed the issuance of $1.0 billion of Senior Notes. Our significant additional indebtedness could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and disadvantaging us compared to competitors with less indebtedness.

Our ability to meet our debt service obligations on the Senior Notes and our other indebtedness will depend on our future performance. In addition, our bank revolving line of credit requires us to maintain specified financial ratio tests. Our ability to maintain such ratio tests will also depend on our future performance. Our future performance will be subject to general economic conditions and to financial, business, regulatory and other factors affecting our operations, many of which are beyond our control. If we were unable to maintain the financial ratio tests under the bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross-acceleration provisions, including the Senior Notes, may also be accelerated and become due and payable. If any of these events should occur, we may not be able to pay such amounts and the Senior Notes.

National Gambling Impact Study Commission
The National Gambling Impact Study Commission (the "NGIC") was created in August 1996 to conduct a comprehensive legal and factual study of the social and economic impacts of gambling on federal, state, local and Native American tribal governments and on communities and social institutions. On April 28, 1999, the NGIC voted 5-4 to recommend "a pause" in the growth of legalized gambling and encourage state and local governments to form their own gambling study commissions. The NGIC released its Final Report in June 1999. The Report concluded that gaming issues, except Internet gaming, are not to be settled at the national level, but rather are more appropriately addressed at the state, tribal and local levels. IGT is unable, at this time, to determine the ultimate disposition of any of the recommendations contained in the Final Report or the impact of the results of this Report on IGT.

Gaming Product Sales
IGT designs, manufactures and markets computerized casino gaming products and systems for both domestic and international markets. In domestic markets, we target the traditional casino gaming market and the government-sponsored video machine market. In international markets, we target the amusement with prize, casino-style, private clubs, gaming-hall and government-sponsored video machine markets.

Description of Gaming Product Sales
IGT's innovations in slot and video technology have increased the earning potential of our gaming machines by improving the ease and speed of play, using local game preferences, enhancing entertainment via sound, bonus features and overall aesthetics and decreasing downtime through improved reliability and added service features. All of IGT's new gaming machines offer a wide variety of games, innovative designs, sophisticated security features, self-diagnostic capabilities and various accounting and data retention functions. In addition, IGT's engineering and game design staff continually provide technological improvements and ongoing game development, while IGT's graphic design and silkscreen departments customize the visual aspects of the product for each customer.

Over the past decade, advancements in gaming machine technology, the advent of large, theme-based casinos and growth in the number of jurisdictions with legalized gaming have attracted a greater number of North American players to slot and video machines. IGT estimates that slot machine revenue accounts for nearly 70% of total casino revenues. IGT was the first to develop computerized video gaming machines under the Players Edge Plus trademark, and today sells a variety of different video and spinning reel games. Casino operators seek out machines with enhanced entertainment value such as secondary games or bonusing features, superior graphics and audio and recognizable game themes. Multi-line, multi-coin video-based games are currently rated the most popular games on the floor. In response to this trend, IGT's newest product lines employ advanced technology to incorporate enhanced entertainment and communication features while retaining many familiar and popular features of older games. These new product lines include: The Game King video platform, which offers a multimedia presentation with a touch screen monitor; iGame Plus, an interactive video game with graphics in a highly secure and reliable multi-game package; and the Vision Series and S2000 spinning reel platforms, which combine a high-speed processor, interactive full-color liquid crystal display and digital stereo sound. As these new games are installed, the disparity between the older and newer machines on the casino floor widens, and the replacement cycle is stimulated.

IGT offers the Game King video product platform in domestic and international markets. The Game King product line offers interactive game play features and graphics in a highly secure and reliable multi-game video package. Game King offers single game video slots and poker including the popular Triple Play Poker game.

Several enhanced versions of the iGame video platform were introduced at the 1999 World Gaming Congress. This platform supports multi-line, multi-coin video slots, poker and keno with bonusing features and digital stereo sound.

IGT continues to introduce new game themes for its Vision Series machines including the S2000. Vision sales totaled 19% of unit shipments domestically in fiscal 1999. The Vision Series machine integrates traditional spinning-reel games with a state-of-the-art liquid crystal display ("LCD") to graphically display bonus features, game prompts and marketing messages and offers CD quality sound and additional memory. While the Vision Series looks and feels similar to the industry standard S-Plus slot machine, it provides enhanced functionality to the casino operator and the player. Vision, like the Game King, utilizes an advanced 80960 Intel processor to provide more application-rich programs. Casino operators have increased game flexibility and customization opportunities with the Vision Series. The Vision Series is approved for sale in all US gaming jurisdictions as well as jurisdictions within Canada, Europe and South America.

Our newest product, the EZ Pay Ticket System, targets the casinos' demand for cashless gaming. The most comprehensive version of this product will provide casino operators with a system allowing machines to print tickets in place of dropping coins from the hopper as well as the traditional coin-drop payout. Casinos will have the option to use both hoppers and tickets in IGT's machines that are connected to the EZ Pay Ticket System. We believe this offers casino operators and players the most flexibility while the industry explores the use of tickets. The utilization of tickets is designed to reduce many of the inconveniences associated with coin handling and hopper fills which in turn may allow casinos to reduce labor costs. EZ Play machines will also enable the player to select any denomination he or she prefers on a single EZ Play machine. We will begin a field test of our EZ Pay system at a Las Vegas casino in early calendar 2000. To further promote cashless gaming, IGT announced in September 1999 an agreement with Alliance's Bally Gaming, Inc. ("Bally"), to cross-license patents and share protocol relating to cashless gaming upon regulatory approval. To do so will enhance compatibility across the IGT and Bally product lines.

Gaming machines for the casino markets in continental Europe, South Africa and South America are similar to the spinning reel and video games in the North American market. Gaming machines in Australia, Japan and the United Kingdom markets, however, differ substantially from domestic machines. Gaming machines sold in Australia are exclusively video and utilize tokenized play, allowing a machine to play any coin without changing hardware. Australian machines also include enhanced features such as free games, second screen animations and double up and bonusing features. The Australian gaming machines are typically multi-reel, multi-line games with low denominations. In the United Kingdom, IGT manufactures and sells amusement with prize ("AWP") machines. An AWP machine is a game of chance with low stake wagering for amusement with low value cash prizes, typically under $25. In the Japanese market, IGT manufactures and sells pachisuro machines. A pachisuro machine is a three reel slot machine played with tokens and is considered a skill game which allows the player to control the stopping of the reels.

In fiscal 1999, IGT continued installing the IGT Gaming System ("IGS") which supports casinos' control and information needs. IGS is a 14 module integrated casino system which includes player tracking, pit cage and credit, and slot management, plus specialized modules, including bus scheduling and events management. IGS is operational, approved and marketed in most domestic jurisdictions as well as Australia, Canada and South Africa. In fiscal 1998, IGS was marketed with components that were supplied by Acres Gaming. IGT has discontinued marketing the Acres components but continues to support customers who purchased such equipment. The components formerly supplied by Acres Gaming are now provided directly by IGT.

The following schedule sets forth net revenues derived from gaming product sales for the fiscal years ended:

                                      October 2,  September 30,  September 30,
                                        1999         1998           1997

            (Dollars in thousands)
             Gaming products
               Video products         $189,625     $177,804       $192,879
               Spinning reel slot      162,310      161,716        183,094
               Amusement with prize     78,947       32,225              -
               Pachisuro                55,328       17,466         20,569
             Other gaming products 1    90,388       87,813         64,608
                                      --------     --------       --------
             Total product sales      $576,598     $477,024       $461,150
                                      ========     ========       ========

1 Other gaming products includes revenues from gaming systems, lottery systems, parts, equipment and service.


Demand for Gaming Products
Demand for IGT's gaming products comes principally from four sources: the establishment of new gaming jurisdictions; expansions of existing casinos; addition of new casinos within existing gaming markets; and the replacement of older machines. The replacement cycle is driven primarily by competition in the casino industry to provide the customer with more entertaining and sophisticated games. To maximize our opportunity in the replacement market, we are increasing the number of new games released each year and focusing our product development efforts on creating games that provide enhanced entertainment value. Technological advances, new designs, improvements in visual characteristics, the development of new games, general wear and tear and the evolving preferences of casino patrons also drive replacement. The construction of new casino properties also has an impact on the replacement machine market since, historically, the addition of new properties has encouraged existing casinos to upgrade to new slot products in order to remain competitive. Demand for replacement products is also dependent, in part, upon the willingness of casinos to incur the costs associated with replacing existing gaming machines with new machines.

Product Development
The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, technical capability and the financial condition and reputation of the manufacturer. Player appeal is the combination of machine design, hardware, software and play features that ultimately improves the earning power of gaming machines and the operator's return on investment.

To increase the player appeal of our machines, we have made significant investments in research and development of products tailored toward the specific demands of our customers as well as the users of our products. In this context, IGT has for a number of years developed annually more than 25 different game themes, which are tested to measure player appeal. In 1999, IGT debuted more than 40 new offerings, most of which were directed at the growing multi-line, multi-coin video slot market. As with all new games, these machines are subject to regulatory approval. Using our Megatest, an on-line computerized testing and monitoring system, to evaluate and forecast acceptance of new products, IGT will be introducing new games throughout fiscal 2000. Megatest uses a central computer to monitor the performance of games placed in a representative sample of casinos throughout the state of Nevada. The Megatest program allows IGT to test more games with greater accuracy and in a shorter time frame and results in the release of higher-performing games.

In international markets, our strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible. For the European casino market, Barcrest has designed the "Enhanced" series of reel-based, casino-style games to augment the current product offerings in the market. The Enhanced machine incorporates topbox technologies designed in the UK and will be marketed by IGT-Europe next year. Topboxes are attached to the top of our casino-style machines to add bonus features. In Australia, a new product strategy will replace several platforms with one common platform with enhanced technologies. This new product will become the IGT-Australia standard and will be supported by two game design centers. In Japan, Barcrest-Japan recently was granted permission to manufacture domestically. This will allow them to utilize some of the base hardware from their sister company, IGT-Japan, and take advantage of economies of scale.

North American Markets
In the last decade, the increased legalization of gaming in new jurisdictions, expansion in existing gaming markets and growing popularity of gaming as a leisure activity has influenced demand in North America and presented growth opportunities for IGT. The introduction of riverboat gaming in the Midwest US, the expansion of Native American casino gaming and the growth in the Nevada, Canadian and non-casino government-sponsored gaming markets have all expanded the market for gaming machines. While IGT anticipates future growth in the gaming industry, the rate of growth in the North American marketplace has diminished since the substantial growth experienced in the early 1990's.

The total installed base of gaming machines and our estimated market share in segments of the North American gaming market at October 2, 1999 are estimated by IGT as follows:

                                            IGT % of                 Machine Sales
                                       Installed Base     Installed     by IGT
                                       Total      IGT       Base     1999     1998
 Casino style
   Nevada                             208,000   154,000       74%   13,600   14,100
   Midwest (riverboat)                101,200    81,000       80%    6,900    6,400
   Native American                     86,100    59,400       69%    8,500    5,900
   Atlantic City                       36,400    20,600       57%    1,100    2,700
   Canada                              29,800    16,700       56%    5,400    3,500
   Cruise ships                        21,200    15,900       75%    1,200    2,200
   Colorado                            13,700    11,000       80%    1,300    2,400
   Other                                2,300     1,800       78%     --       --
                                      -------   -------  -------   -------  -------
     Total                            498,700   360,400       72%   38,000   37,200
                                      -------   -------  -------   -------  -------
 Non-casino government
   sponsored                          142,800    31,500       22%    3,100      600
                                      -------   -------  -------   -------  -------
 Total North America                  641,500   391,900       61%   41,100   37,800
                                      =======   =======  =======   =======  =======

IGT's machine sales in North America increased by approximately 3,300 units in fiscal 1999 as compared to fiscal 1998 due to expansion of racetracks and charity casinos in Canada, the introduction of gaming in Michigan and Washington Native American markets, and growth in West Virginia racetracks. Slower regulatory approvals and fewer new casino openings contributed to slower growth in certain domestic jurisdictions including Atlantic City, Colorado, Miami and Northern Nevada.

Nevada
Throughout the 1990s, the addition of new casinos with enhanced entertainment and leisure activities including upscale retail and dining establishments and elaborate shows, has increased demand for our machines in the Nevada market. The expansion or refurbishment of existing operations and replacement of older gaming machines has also increased demand for our machines in the Nevada market.

In fiscal 1999, IGT provided gaming machines to four major new Las Vegas casinos: The Venetian, Mandalay Bay, Paris Resort and The Resort at Summerlin. In addition, several other Nevada properties underwent smaller-scale expansions. The majority of the sales in fiscal 2000 are expected to be for expansions and replacements since there are no major new casino openings scheduled for the year.

Midwest Gaming
Riverboat-style gaming began in Iowa in 1991 and currently is operating in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. A new dockside casino opened in Mississippi in early 1999 and a Hollywood Park casino is expected to open in Indiana by 2001. Detroit passed gaming legislation in fiscal 1999 allowing two temporary casinos to open. IGT provided gaming machines to both properties, the MGM and Atwater/Circus Circus properties. We also have commitments for product purchases from Greektown in Detroit, which is expected to open in fiscal 2000. The permanent casinos are expected to add 4,000 machines to the market in 2001 and after.

Atlantic City
The Atlantic City market consists of 12 large casinos which are concentrated in the mature boardwalk area and the marina district. During fiscal 1999, no new casinos opened in Atlantic City, nor are there any new openings planned in the near term. Within the next two to three years, however, MGM, Mirage Resorts and Boyd Gaming have announced plans to construct new casinos in Atlantic City. In addition, Trump Hotels and Casino Resorts plans to raze the World's Fair Casino and replace it with a new casino. IGT does not have commitments for product purchases with these casinos. As in Nevada, expansion in this market may contribute to demand for replacement machines in the existing casinos.

Native American Gaming
Casino-style gaming continued to expand on Native American lands during fiscal 1999. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. We place machines only with Native American tribes who have negotiated compacts with their respective states and have received approval by the US Department of the Interior.

IGT, via Sodak, began selling machines to authorized Native American casinos in 1990 and to date, has sold machines or components to Native American casinos in 17 states. Sodak maintained a distributor relationship with IGT from 1990 until September 1999 when IGT acquired Sodak. Sodak also provides financing for its product sales and, in some instances, has participated in the development, equipping, and financing of gaming ventures, such as Harrahs' Phoenix Ak-Chin casino in Arizona, from which Sodak participates in Harrahs' management fee.

In August 1999, the California Supreme Court overturned Proposition 5 which would have allowed Native American gaming in California. In response to this ruling, the Governor and the state legislature have placed a constitutional amendment on the March 2000 ballot that exempts tribes from constitutional prohibitions against casino gaming in California and allows the Governor to compact with the tribes for operation of traditional slot machines. This ballot measure which is supported by both political parties, the Governor, the Attorney General, and the tribes, would allow slot machines to be operated by the tribes. The Governor, with the legislature's approval, has entered into compacts with 57 California tribes contingent upon passage of the constitutional amendment. As in all territories, we would not commence sales until the compacts receive US Department of Interior approval following passage of California's constitutional amendment. This market potential is estimated at 43,000 machines.

Gaming expanded to Washington state in 1999 where leaders of 19 tribes and the state Governor signed compacts that permit unique electronic gaming devices at the state's Native American casinos. Sierra Design Group manufactures and distributes terminals and systems designed specifically to comply with the Washington compacts. IGT has provided manufactured components to Sierra Design Group for approximately 2,000 terminals sold thus far in Washington.

In addition to potential new markets, the replacement of older machines offers the potential for additional sales. Native American gaming experienced rapid expansion in 1992 and 1993, suggesting that a greater proportion of the installed machine base may be entering the replacement cycle, based on overall gaming industry trends.

Canada
IGT currently provides video gaming terminals for government sponsored gaming in the Canadian provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Prince Edward Island and Saskatchewan. IGT supplied a management system to Manitoba. In addition to government sponsored video gaming, the following Canadian provincial governments have approved and are operating casino-style gaming: Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan. The Ontario Lottery Commission ("OLC") issued a request for proposal in June 1998 for up to 13,200 mechanical spinning reel slot machines to be placed in up to 18 horse racing tracks and four new charity casinos. In 1999, the OLC purchased and installed 8,600 gaming machines in five racetracks and three new casinos of Item 1. Business (continued) which 4,400 were IGT spinning reel slot machines. British Columbia casino expansion plans for 1999 suffered due to political issues and are not expected to continue until at least 2001.

International Markets
IGT has sold to international markets since 1986. Traditionally, gaming in international markets consists of casino-style gaming, private clubs and, in some countries, smaller-scale gaming halls. We respond to the specific requirements of a number of international jurisdictions by maintaining a local presence and providing products appropriate for each market.

Our machine sales in international markets are as follows:

                                           Machines Shipped by IGT
                                          Fiscal 1999    Fiscal 1998
         Jurisdiction
           Australia and New Zealand         6,700          6,200
           United Kingdom 1                 31,500         13,100
           Europe, Middle East and Africa    2,800          3,000
           South Africa                      1,100          1,600
           Japan                            27,900          9,500
           Latin America                     3,900          4,300
           Other                             1,000          1,500
                                            ------         ------
         Total                              74,900         39,200
                                            ======         ======

1 Includes 7,500 machines exported to Europe in fiscal 1999 and 3,500 in fiscal 1998.

Unit shipments in fiscal 1999 increased 91% from fiscal 1998 due to the IGT-UK acquisition in March 1998 and increased sales in Japan.

Australia and New Zealand
We established manufacturing, sales, marketing and distribution operations in Sydney in 1985 and began selling gaming machines in Australia in 1986. Australia is the largest and most established market for gaming products outside of North America and is primarily a video machine market. The installed base for machines is approximately 180,000 units in both the casino market and the pub and club market. Although Australia is predominately a replacement market, several Australian jurisdictions have implemented or are considering the legalization or expansion of gaming operations within their borders. Our installed base in Australia and New Zealand is in excess of 50,000 units. In fiscal 1999, IGT had sales of approximately 21% of the market or 6,700 machines compared to 6,200 units in fiscal 1998.

In March 1998, we acquired the assets of Olympic Amusements Pty. Limited ("Olympic"), an Australian based manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services in an effort to enhance our existing operation. As a result of the acquisition, approximately $100 million in intangible assets were recognized. Since the acquisition, IGT-Australia has experienced difficulties assimilating the two companies, including accelerating the closure of the Melbourne plant, regulatory approval delays and management changes. We lost significant market share in Australia since the acquisition of Olympic while our competition prospered in this market.

In an effort to return IGT-Australia to a profitable operation, we are restructuring the company including the integration of the manufacturing function with our domestic operation. During fiscal 1999, we wrote-off intangible assets and recorded restructuring charges related to this plan including inventory obsolescence and facility redundancy costs. We estimate that additional costs will be incurred during fiscal 2000, resulting from restructuring our sales, engineering, manufacturing and support departments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

United Kingdom
We established a manufacturing, sales, marketing and distribution operation in Manchester, England with our acquisition of Barcrest Limited in March 1998. Barcrest manufactures and sells AWP machines, club machines and topbox products. AWP machines are approximately half the price of our domestic S-Plus product and more fashion-driven. These factors contribute to a replacement cycle of less than 18 months in the UK market.

Barcrest sells directly to customers in their largest market, the United Kingdom. The AWP installed base in the UK, which is not expected to grow in the near term, exceeds 220,000 throughout a variety of outlets including pubs, clubs, bingo halls, casinos, licensed betting offices and arcades. During fiscal 1999, a change in regulations to increase the maximum stake and cash prize led to an increase in the replacement market to approximately 57,000 machines, up from 52,000 in the prior year. The UK demand for replacements is dominated by the bars and licensed betting offices that require regular releases of new machines. To meet this demand, new products are launched in the UK every four to six weeks. In fiscal 1999, AWP sales in the UK totaled 21,500 units, approximately 38% of the market share.

We also sell AWP products through distributors to Germany, Spain, The Netherlands and other smaller European markets. The total European market size for AWP products is 800,000 machines with an annual replacement market of approximately 113,000 machines. UK manufacturers exported approximately 20,000 machines to Europe during the year, of which approximately 38% were Barcrest products. Export opportunities arise as various governments recognize the benefits of amusement with prize products. To capitalize upon these opportunities, we have research and development centers in The Netherlands and Spain which design machines for various European markets. Each model must comply with the individual country's legislation. Machine unit sales and resulting revenues may vary due to fluctuations in the various European currencies.

The cub machine is a simpler designed AWP product offering higher maximum wagers and cash prices. These machines are replaced less often and are located in private member clubs and bingo halls. The UK club market has an installed base of approximately 60,000 units with an annual replacement market of approximately 6,500 machines. Our total club sales for fiscal 1999 in the UK were 1,300 units, or a 21% market share.

For the US market, Barcrest designs and manufactures topboxes which then are attached to IGT's domestically produced casino-style machines. These topboxes add a bonus feature, which increases the player appeal of these games. Beginning July 1999, we began providing all of our topboxes, excluding Party Time, to our joint venture with Anchor Gaming for sale to the casino customer. The Party Time topbox is used with IGT's domestic MegaJackpot machines.

Europe, Middle East and Africa
In 1992, we opened our Netherlands office to service the European, Middle Eastern and African markets, excluding South Africa. In these regions, gaming is prevalent in casinos and non-casino environments such as pubs, bars and arcades. Within the European markets, casino-style gaming machines compete with the AWP machines, which we sell exclusively through our Barcrest office.

We estimate, that throughout this region, the market base of legally installed casino-style gaming machines is approximately 63,000 units. Of these machines, we estimate our share at 18,000. The installed base and the number of units manufactured is reduced due to the closure of the Turkish market. In fiscal 1999, we made sales of approximately 2,800 machines in this market, compared to 3,000 machines in fiscal 1998. The majority of our fiscal 1999 sales were to gaming operations in France, Greece, Italy, Portugal, Slovenia, Spain, Sweden and The Netherlands. We currently anticipate moderate growth in the European installed base and our sales to this market will be principally dependent upon replacement sales. Our market share improvement is due to our increased customer awareness of product availability combined with service and training assistance.

South Africa
Our office in Midrand, Gauteng, South Africa services the gaming markets located in South Africa, sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under the National Gambling Act, which has allocated a total of 40 casino licenses among each of the 9 provinces in South Africa. There are currently 18 operational casinos in the country, 9 casinos newly opened under the National Gaming Act provisions and 9 existing casinos. The National Gaming Act allows the 13 casinos, which were operating in South Africa prior to the passage of the National Gambling Act, to continue to operate until new licenses are granted. Four of these casinos closed during the year and others are anticipated to close during the next few years as the majority of the remaining new licenses will be issued.

All of the South African provinces are in various stages of implementing the provisions of the National Gambling Act regarding casino licensing. Of the nine newly operational casinos, three are in The Province of Mpumalanga, five are in The Gauteng Province and one is in The KwaZulu Natal province. The Western Cape, Eastern Cape and Northern Cape selected preferred candidates for licenses, but have no operating casinos. The remaining provinces enacted gaming legislation and established gaming boards. By the end of fiscal 1999, we were licensed as a supplier/manufacturer in four of the nine provinces and have applications pending in three other provinces. By early calendar year 2000, we will file the application for Free State Province, leaving only one province that has not requested applications from gaming product manufacturers.

During fiscal 1999, we sold 1,100 machines in the South Africa casino market, compared to 1,600 units in fiscal 1998. We rank second in market share in this region with 30% of unit sales. The majority of these sales were in the province of Gauteng to two casino operators for installation in their permanent facilities. We are pursuing additional sales of gaming machines and casino systems to operators with existing licenses and potential operators who may be awarded new licenses under the South African gaming legislation.

South Africa is also in the final stages of legalizing a limited payout market ("LPM"). The LPM permits smaller venues to operate a maximum of five machines, with each machine limited to a maximum payout of 500 Rand or approximately $82. These smaller venues which include bars, taverns, and social or sports clubs are governed by the National Gambling Act and the provincial gambling acts. We expect the first limited payout machines to begin operating between June and September 2000. Before the LPM operations can begin, technical specifications for machines and system monitoring requirements must be set into place by the National Board. Licensing of LPM operators and site locations will be accomplished by the individual provinces. We estimate the total size of this market at 25,000 machines.

Japan
We service the Japanese market with two offices in Tokyo: IGT-Japan, established in 1992; and Barcrest-Japan, acquired in 1998. We manufacture and sell pachisuro machines under both names. The pachisuro machine is a three-reel slot machine played with tokens and is considered a skill game as the player controls the stopping of the reels. Payouts are relatively small. The product is regulated by the Security Electronics and Communication Technological Agency ("SECTA"), which ensures compliance with regulations mandated by the National Police Agency. Pachisuro machines are more fashion-driven and sell for approximately a third of the price of our domestic S-Plus machine. These machines are licensed for three years, however, they typically have a replacement cycle of less than 18 months.

The pachisuro installed base in the Japanese market is over 1,000,000 machines in more than 17,000 halls and sites throughout the country. There are 22 manufacturers that are members of the Nichidenkyo ("NDK") manufacturer's association and licensed to sell in this market. IGT-Japan became the first foreign member of NDK in 1992 and a full member in 1995. Barcrest-Japan also became a full member in 1995 and, now having completed its three year foreign manufacturing requirement with NDK, may begin producing machines locally.

In Japan, we utilize third party manufacturers to produce our machines and distributors to sell our products. The distributors sell to hall operators and to second-tier distributors. IGT-Japan also has an in-house sales team to market products directly to customers in Tokyo.

Over the past three years, IGT-Japan has experienced significant growth in sales from 7,000 units in fiscal 1996 to 27,900 units in fiscal 1999. The relatively short selling cycle of three to four months for any one new game release makes success in this market highly dependent upon the ability to regularly introduce popular new games.

Latin America
We sell casino-style gaming equipment to many legalized gaming jurisdictions in Latin America through our established offices in Argentina, Brazil and Peru. In addition, we utilize a distributor in Venezuela and our Miami office to service various Latin American and Caribbean markets.

During fiscal 1999, IGT sold 3,900 machines in the Latin American market including 1,200 units to a new Argentine casino, compared to 4,300 machines in the previous year. Sales decreased due to new regulations and approval processes in Brazil, and government delays in granting new operator licenses in Colombia. We estimate the installed base of gaming machines in Latin America at approximately 64,000 at the end of fiscal 1999.

In the last 18 months, multiple changes were made to the Brazilian regulations governing electronic gaming machines in Bingo Halls. These changes affected technical specifications and product accreditation. In September 1999, the machine accreditation process was suspended for 30 days. On October 21, 1999, the President of Brazil rescinded the law allowing electronic gaming machines in Bingo Halls. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gaming Operations
IGT's revenues and net income are significantly enhanced through growth in wide-area progressive systems in the North American markets. We develop and operate systems that link gaming machines, collectively referred to as MegaJackpots, in various casinos in order to build jackpots which increase with each wager made on that system. As of October 2, 1999, MegaJackpots were operating in 16 domestic jurisdictions under the following systems: Dollars Deluxe, Elvis, Fabulous Fifties, Five Deck Frenzy, Five Play Poker, High Rollers, Jeopardy!, Megabucks, Nickelmania, Nickels, Nickels Deluxe, Party Time, Pinball Mania, Pokermania, Quartermania, Quarters Deluxe, Slotopoly, Super Megabucks, Totem Pole, Triple Play Poker, Wheel of Fortune, and Wheel of Gold. Internationally, one MegaJackpot system, operated under the name Gullnaman in Iceland, is supported by our IGT-Europe office.

The following table presents MegaJackpots information by jurisdiction:

                                October 2, 1999         September 30, 1998
                              Number of   Number of   Number of   Number of
         Jurisdiction          Systems    Machines     Systems     Machines
         Nevada                   19       6,200          15       6,200
         New Jersey               21       3,100          16       2,600
         Riverboat markets        55       2,700          36       2,100
         Native American          26       2,300          15       1,800
         Other domestic           15         600           7         700
         International             1         200           3         500
                                 ---       -----         ---       -----
                                 137      15,100          92      13,900
                                 ===      =======        ===      ======

IGT continually provides innovation and enhanced player appeal to its MegaJackpots games consistent with product lines that are sold directly to the casinos. This is accomplished through the introduction of feature rich games with second event bonusing incorporating popular themes, such as Elvis, Party Time and video Wheel of Fortune which were introduced in fiscal 1999. New themed product introductions planned for fiscal 2000 include video Jeopardy! and I Dream of Jeannie, as well as a brand extension of Elvis.

We operate certain MegaJackpots systems under joint marketing alliances in order to combine the game development efforts of other companies with our wide-area progressive system expertise. Wheel of Fortune, which is offered through a joint venture with Anchor, started in December 1996 in Nevada and New Jersey with approximately 240 machines, and as of September 1999, 5,900 machines were operating in 15 jurisdictions. Other developments with the Anchor joint venture include Totem Pole and Wheel of Gold.

We also supply certain MegaJackpots games as "stand alone" games that are proprietary in nature but not linked to a progressive system. These games are leased on a per machine per day basis and are operated in Canada, Colorado, Connecticut, Florida, Illinois, Indiana and Louisiana. Approximately 740 machines are operated as stand alone games. Most of these games were developed in connection with the Anchor joint venture.

We recognize that all games, including MegaJackpot systems games, have a finite life cycle. As a result, IGT systematically replaces, either wholly or in part, older systems experiencing declining play levels with new systems incorporating enhanced entertainment value and improved player appeal. This serves to increase revenue generation overall as well as on a per unit basis for both IGT and our customers. During fiscal 1999, IGT removed six MegaJackpot systems in four jurisdictions.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos contribute a portion of the handle to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Many of our new product offerings are Instant Winner systems, which pay the full jackpot amount in one sum when won rather than in annual payments. Previously, unless a system was an Instant Winner, jackpots were paid out over 20 to 31 years in equal installments. With the passage of federal legislation in October 1998, jackpot winners may now elect a single payment of the discounted value of progressive jackpots in lieu of annual installments. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust pays IGT fees for annual casino licensing and machine rental. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees are paid to us from this fund. In Iowa, the progressive jackpot fund is administered by a trust managed by IGT and any revenue or expense is transferred from the trust to IGT.

In May 1999, legislation passed in Nevada which affected gaming manufacturers who provide products to casino customers via revenue sharing arrangements and wide-area progressive systems. The bill was passed by the legislature and signed by the Governor in May 1999. It requires gaming manufacturers to pay their "full proportionate share" of the Nevada gaming revenue tax and other annual device fees on gaming machines by Nevada casinos. The bill also imposes additional regulatory requirements on gaming manufacturers.

IGT also offers "leased" link progressive systems which link gaming machines within a single casino or multiple casinos of common ownership. Currently, two major hotel casinos operate leased link progressive systems with approximately 84 gaming machines linked on all such systems.

Internationally, we operate a progressive system for the University of Iceland Lottery ("UIL"). IGT-Europe recently extended its agreement through fiscal 2000, whereby we supply video gaming terminals ("VGT's") and a central system linking the terminals. This system operates with 218 VLT's manufactured by IGT. In 1999, we also negotiated non-progressive participation system agreements with UIL, Italy and Norway.

Lease and Other Gaming Operations
IGT also receives gaming operations revenue from machines and systems on lease, rental and other recurring revenue agreements. Lease revenue increased in fiscal 1999 due primarily to royalty revenue earned on our most popular game, Triple Play Poker which is operational in various domestic jurisdictions. These machines are placed under a royalty agreement whereby casinos pay IGT a monthly royalty fee. IGT then pays Action Gaming, the developer of the game, a royalty fee.

We currently lease machines to three state lotteries, Delaware, Oregon and Rhode Island. We lease approximately 2,200 machines to the Oregon State Lottery under a lease agreement expiring in April 2002. We also have machines on Rhode Island's video lottery system which links two pari-mutuel facilities. As of October 2, 1999, there were approximately 1,600 terminals operating on Rhode Island's system. Upon completion of their expansion, IGT will have approximately 360 games on their system. Under a technology provider license with the Delaware State Lottery, IGT leases approximately 1,900 video gaming machines to the state at three pari-mutuel facilities. During the past year we added 590 games and anticipate adding 450 games in 2000. Under the technology lease with the Delaware Lottery which will expire in December 2001, we receive a percentage of revenue for use and maintenance of these machines.

In 1999, we entered into a license agreement with the West Virginia Racing Association ("WVRA"), for IGT's SAMS control system which will monitor approximately 6,000 machines at the state's four pari-mutuel racing facilities. The West Virginia Lottery will operate this system while IGT will provide hardware and software maintenance. We also entered into a purchase agreement to provide 2,000 gaming machines to the four pari-mutuel facilities of which over 1,100 machines were shipped during fiscal 1999. We expect to ship the remaining units in the first half of fiscal 2000.

As part of our normal business, we also receive other recurring revenue in various jurisdictions from short-term rental contracts or longer -term lease contracts for gaming machines.

Sales and Service

Sales and Distribution
Our products and services are sold to gaming operators and government entities which conduct gaming operations. During fiscal 1999, our ten largest domestic customers accounted for 39% of our domestic gaming product sales. IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. We employ more than 400 sales personnel in various domestic and international locations.

IGT uses distributors for sales to specific markets including Louisiana, New Jersey, New Mexico, New Zealand, a Canadian maritime province, the Caribbean, France, Germany, Japan, Spain, The Netherlands and Venezuela. Sodak was our exclusive distributor to Native American casinos until September 1999 when we acquired Sodak. IGT's agreements with distributors do not specify minimum purchases but generally provide that IGT may terminate the distribution agreement if certain performance standards are not met.

Customer Service
IGT considers its customer service department an important aspect of the overall marketing strategy and a key differentiating factor when casino operators purchase equipment. We typically provide a 90-day service and parts warranty domestically and up to a 180-day warranty internationally, for our gaming machines. We currently employ more than 300 trained service personnel for customer assistance and maintain service offices domestically in 11 jurisdictions and internationally in Argentina, Australia, Brazil, Japan, New Zealand, Peru, South Africa, The Netherlands and the United Kingdom.

We also provide extensive customer education and service through training, videotape instruction, a 24-hour customer service hotline, newsletters, our website, www.IGTonline.com. and the Technical Assistance Center ("TAC"). The TAC is a fully staffed facility providing 24-hour telephone support to all types of casino system customers. The TAC has access to a range of field support engineering resources to resolve technical issues. Through these extensive resources, IGT provides a direct link for two-way communication between the customer and IGT and access to product information 24-hours a day, seven days a week.

Competition
The market for gaming machines and proprietary systems is intensely competitive.

Product Sales
US and foreign manufacturers which compete with IGT in the domestic casino-style gaming machine market are Anchor, Aristocrat Leisure Limited ("Aristocrat"), Bally, Atronics, Casino Data Systems ("CDS"), Sigma Game, Inc. ("Sigma"), Silicon Gaming, Inc., Universal Distributing, Inc. and WMS Industries, Inc. ("WMS"). All have developed casino products and are either authorized to sell products or are in the licensing process in many US gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronic Casino Technology, Ltd ("Atronic"), a subsidiary of Atronic Casino Technology Distribution GMBH, Aruze, formerly known as Universal, Cirsa Group ("Cirsa"), Franco Gaming, Ltd ("Franco"), a division of Recreativos Franco and Novomatic Industries ("Novomatic").

In the accounting and player tracking  systems  product  market,  our IGS system
competes  with  products   offered  by  Bally,  CDS  and  several  other  system
manufacturers.

We consider ourselves one of five primary competitors in the linked gaming market along with GTECH, Spielo, a supplier based in Canada, Anchor and WMS. These suppliers have an established presence in the lottery market, substantial resources and specialize in the development and marketing of gaming terminals to governments. We continue to view the video lottery industry as an important market for our products.

Gaming Operations
IGT's competitors in the progressive systems market are Bally, CDS and Silicon Gaming, who combined operate four systems. We provide substantial marketing and advertising support for our MegaJackpots systems products and compete on the basis of our progressive systems brand names, product appeal, jackpot awards, player loyalty and technical and marketing experience.

Manufacturing and Suppliers
We manufacture gaming machines in Australia, the United Kingdom, the US and through a manufacturing relationship with a third party in Japan. The manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate a cabinet manufacturing and silkscreen facility in the US. IGT has a broad base of suppliers for its required material and utilizes multi-sourcing practices to assure component availability. Domestic manufacturing has been ISO 9002 certified since 1996. As part of our restructuring plan for IGT-Australia, we expect to begin manufacturing the IGT-Australia product lines in the Reno, Nevada facility in fiscal 2000.

IGT generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis. At October 30, 1999 and 1998, we had an estimated $50.1 million and $77.7 million in backlog orders. This represents a normal backlog and we reasonably expect to fill the October 30, 1999 backlog within fiscal 2000.

Our research and development activities totaled $45.5 million, $38.1 million and $31.1 million for the fiscal years 1999, 1998 and 1997. Research and development activities for specific customers are charged to cost of product sales and totaled $1.2 million, $0.9 million and $0.4 million for fiscal 1999, 1998 and 1997.

Patents, Copyrights and Trade Secrets
Our computer programs and technical know-how are our main trade secrets, and management believes that they can best be protected by using technical devices to protect the computer programs and by enforcing contracts with certain employees and others with respect to the use of proprietary information, trade secrets and covenants not to compete. We have obtained patents, trademarks and copyrights with respect to various aspects of our games and other products, including progressive systems and player tracking systems, and have patent applications on file for protection of certain developments IGT has created. No assurance can be given that the pending applications will be granted. These patents range in subject matter from new game designs, including interactive video games and new slot game techniques, as well as bonus and secondary game features, gaming device components such as coin-handling apparatus, fiber-optic light pens, coin-escalator mechanisms, optical door interlock, linked games, gaming systems and a variety of other aspects of video and electronic slot machines and associated equipment. There can be no assurance that the patents will not be infringed or that others will not develop technology that does not violate the patents.

IGT's intellectual property portfolio includes United States Patent No. 4,448,419, referred to as the Telnaes patent or the "virtual reel" patent. The Telnaes patent expires in 2002. We believe that rights under the Telnaes patent are important to the manufacture of spinning reel slot machines and the expiration of the patent may increase competition in the market for spinning reel machines and progressive systems. However, most of our competitors currently hold licenses of various forms under this patent including Bally, CDS, Sigma, and Universal Distributing.

Employees
As of October 2, 1999, IGT, including all subsidiaries, employed approximately 3,300 persons, including 588 in administrative positions, 460 in sales and 643 in engineering. Of the total employees, our North American operation accounted for 2,276; IGT-Australia, 457; IGT-UK, 427; and approximately 140 employees at other subsidiaries. The total number of employees decreased in fiscal 1999 by approximately 100 as compared with the number of employees at September 30, 1998.

Government Regulation
Various gaming regulatory agencies have issued licenses allowing the Company to manufacture and/or distribute its products and operate wide-area progressive systems. Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. We have never been denied a gaming related license, nor have our licenses been suspended or revoked. No assurances can be made, however, that licenses will be given or renewed in the future.

Although the gaming laws vary from jurisdiction to jurisdiction,  typically, the
regulatory   requirements   are  either  less  restrictive  or  involve  similar
restrictions to those in Nevada, as discussed below.

Nevada Regulation
The manufacture, sale and distribution of gaming devices in Nevada are subject to extensive state laws, regulations of the Nevada Gaming Commission (the "Nevada Commission") and State Gaming Control Board (the "Control Board"), and various county and municipal ordinances. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada Commission seek to
(i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Commission, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our operations.

A Nevada gaming licensee is subject to numerous restrictions. Licenses must be renewed periodically and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine sold by us in Nevada must first be approved by the Nevada Commission, which may require subsequent machine modification. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

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

Officers, directors, and certain key employees of IGT who are actively and directly involved in gaming activities of the Company's licensed gaming subsidiary may be required to be licensed or found suitable. Officers, directors, and certain key employees of the Company's licensed gaming subsidiary must file applications with the Nevada Commission and may be required to be licensed or found suitable. Employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons would be required to pay the costs and fees of the Control Board in connection with the investigation. An application for licensure or finding of suitability may be denied for any cause deemed reasonable by the Nevada Commission. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license or finding of suitability, the Nevada Commission has jurisdiction to disapprove a change in position by such officer, director, or key employee.

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

The Nevada Commission may also require any beneficial holder of our voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay the costs and fees of the Control Board investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any person who acquires 5% or more of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of our voting securities must apply for a finding of suitability within 30 days after the Chairman of the Control Board mails the written notice requiring such finding.

Under certain circumstances, an Institutional Investor, as such term is defined in the Nevada Regulations, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the board of directors of IGT, any change in its corporate charter, bylaws, management, policies or operations of IGT, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

The Nevada Commission has the power to investigate any debt or equity security holder of the Company. The Clark County Liquor and Gaming Licensing Board, which has jurisdiction over gaming in the Las Vegas area, may similarly require a finding of suitability for a security holder. The applicant stockholder is required to pay all costs of such investigation. Our bylaws of the Company provide for the Company to pay such costs as to its officers, directors or employees.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action, and possible loss of our approvals, if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with, the Company (i) pay that person any dividend or interest upon voting securities of the Company, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) give remuneration in any form to that person, for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Control Board to the accuracy or adequacy of the prospectus or investment merits of the securities. Any representation to the contrary is unlawful. Changes in control of the Company through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Control Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by our Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

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

Federal Registration
The Federal Gambling Devices Act of 1962 ("the Act") requires manufacturers to comply with gambling device identification and record keeping requirements and prohibits any person from transporting gambling devices, unless that person first registers with the US Department of Justice. The Company complies with the requirements of the Act and maintains its annual registration with the US Department of Justice.

Native American Gaming Regulation
The Company manufactures and supplies gaming equipment to gaming operations located on Native American tribal lands. Gaming on Native American lands is governed by the Indian Gaming Regulatory Act of 1988 ("IGRA"), Tribal-State compacts and Tribal gaming regulations. Tribal-State compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, Tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands.

Item 2.     Properties

                            Square    Owned/
Location                    Footage   Leased  Use
--------------------------------------------------------------------------------
Reno, Nevada               1,000,000  Owned   Manufacturing,warehousing, sales,
                                              administration
Sydney, Australia            188,000  Leased  Manufacturing, warehousing, sales,
                                              administration
Ashton, UK                   122,300  Owned   Manufacturing
Ashton, UK                    17,200  Leased  Manufacturing
Las Vegas, Nevada            140,000  Leased  Warehousing, sales, administration
Rapid City, South Dakota      94,000  Owned   Warehousing, sales, administration
Wellington, New Zealand       12,000  Owned   Warehousing, sales, administration
Other domestic               139,000  Leased  Sales and administration
Other international          196,600  Leased  Warehousing, sales, administration

IGT also leases two buildings in Reno, Nevada consisting of approximately 179,000 square feet. The lease on these facilities expires in 2003. IGT vacated these buildings in 1996 and 1997 upon completion of its South Meadows facility and subleases 91,500 square feet to third parties. Sublessors are being sought for the remaining space.

Item 3.     Legal Proceedings
IGT has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on our financial position or results of future operations. For a description of certain of these matters, see Note 13 of Notes to Consolidated Financial Statements, which is incorporated by reference in response to this item.


Item 4.     Submission of Matters to a Vote of Security Holders
Not applicable.

                                     Part II

Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "IGT." The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:


                  Fiscal 1999                   High             Low
                  First Quarter              $ 24   1/2       $ 16   1/2
                  Second Quarter               23  7/16         14   3/8
                  Third Quarter                19   1/2         14 11/16
                  Fourth Quarter               19   1/4         16  3/16

                  Fiscal 1998                   High             Low

                  First Quarter              $ 26 13/16       $ 21   7/8
                  Second Quarter               26  3/16         23  3/16
                  Third Quarter                28  9/16         23   5/8
                  Fourth Quarter               28   7/8         18   1/2


Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters, (continued)

As of November 26, 1999, there were approximately 4,631 record holders of IGT's common stock. The closing price of the common stock was $18 3/16 on that date.

We declared one quarterly dividend of $0.03 per share in fiscal 1999 and four quarterly dividends of $0.03 per share in fiscal 1998. During fiscal 1999, IGT's Board of Directors voted to discontinue payment of cash dividends and redirect the funds toward the stock repurchase plan or other corporate purposes.

IGT's transfer agent and registrar is The Bank of New York , P.O. Box 11258, Church Street Station, New York, NY 10286, (800) 524-4458.

Item 6.     Selected Financial Data

The following information has been derived from our consolidated financial statements for the years ended:

                                          October 2,                 September 30,
                                                     -------------------------------------------
                                            1999        1998        1997        1996      1995

(Amounts in thousands,
 except per share data)
Selected Income Statement Data
  Total revenues                         $  929,662  $  824,123  $  743,970  $  733,452  $620,786
  Income from operations                 $  116,318  $  218,877  $  191,437  $  169,833  $139,341
  Income before extraordinary item       $   65,312  $  152,446  $  137,247  $  118,017  $ 92,648
  Net income                             $   62,058  $  152,446  $  137,247  $  118,017  $ 92,648
  Basic earnings per share
   Income before extraordinary item      $     0.65  $     1.35  $     1.14  $     0.93  $   0.71
   Net income                            $     0.62  $     1.35  $     1.14  $     0.93  $   0.71

  Diluted earnings per share
   Income before extraordinary item      $     0.65  $     1.33  $     1.13  $     0.93  $   0.71
   Net income                            $     0.62  $     1.33  $     1.13  $     0.93  $   0.71

  Cash dividends declared per common
   share                                 $     0.03  $     0.12  $     0.12  $     0.12  $   0.12
  Weighted average common shares
   outstanding                               99,461     113,064     120,715     126,555   130,198
  Weighted average common and potential
   shares outstanding                       100,238     114,703     121,829     127,412   131,094

Selected Balance Sheet Data
  Working capital                        $  762,684  $  470,003  $  406,958  $  488,150  $508,917
  Total assets                           $1,765,060  $1,543,628  $1,215,052  $1,154,187  $971,698
  Long-term notes payable and capital
   lease obligations                     $  990,436  $  322,510  $  140,713  $  107,155  $107,543
  Stockholders' equity                   $  242,218  $  541,276  $  519,847  $  623,200  $554,090

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations
We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products (gaming product sales); and the development, marketing and operation of proprietary wide-area progressive systems and gaming equipment leasing (gaming operations).

Fiscal 1999 Compared to Fiscal 1998
Fiscal 1999 net income of $62.1 million or $0.62 per diluted share included certain one-time charges recorded in the fourth quarter totaling $98.1 million ($70.4 million or $0.70 per diluted share, net of tax effects) as discussed below. An extraordinary loss on early redemption of debt of $3.3 million or $0.03 per diluted share was also recognized during fiscal 1999. Net income for the year ended October 2, 1999 before the one-time charges and extraordinary loss totaled $135.7 million or $1.35 per diluted share versus net income of $152.4 million or $1.33 per diluted share in fiscal 1998.

The one-time charges of $98.1 million consist primarily of the write-off of intangible assets of $86.8 million related to IGT-Australia's prior acquisition of Olympic Amusements. (See Note 7 to Notes to Consolidated Financial Statements.) In an effort to return IGT-Australia to a profitable operation, we are currently in the process of a significant restructuring which includes narrowing current product lines and utilizing IGT's Reno, Nevada manufacturing plant to reduce product costs. We recorded restructuring costs of $6.0 million in fiscal 1999 related to this plan, including a $4.0 million inventory obsolescence charge and $2.0 million in asset and facility redundancy costs. We estimate an additional $2.5 million in costs will be incurred during fiscal 2000, resulting from redundancy in our sales, engineering, manufacturing and support departments. We also recorded impairment charges of $5.3 million in fiscal 1999, relating to changes in our recoverability assessment of inventory and receivables in Brazil. The government in Brazil recently rescinded the law allowing gaming devices in bingo halls throughout this market.

Revenues and Cost of Sales
Fiscal 1999 revenues of $929.7 million improved 13% over fiscal 1998 revenues of $824.1 million. This improvement resulted from a 21% increase in product sales revenue as well as a 2% increase in gaming operations revenue.

We shipped 116,000 gaming machines for total product sales revenues of $576.6 million in fiscal 1999 compared to 77,000 units for $477.0 million in the prior fiscal year. Domestic shipments totaled 41,100 units for the year ended October 2, 1999 compared to 37,800 units in the year earlier period. The four major new casino openings in the Las Vegas, Nevada market as well as growth in the Canadian and Native American markets, positively impacted domestic product sales during 1999. Current year shipments to new Las Vegas properties included Park Place's Paris Resort, The Resort at Summerlin, Circus Circus' new Mandalay Bay and the Venetian Resort. Also contributing to the current year improvement were shipments of 3,000 machines to the Ontario Lottery Commission and 1,800 machines to the new MGM and Circus Circus casinos in Detroit, Michigan. Domestic revenues for the current fiscal period also benefited from increased demand in the Native American market. In June 1999, we became a licensed manufacturer for Native
American venues in Washington. Current year sales included 1,500 games for a market share of approximately 93% to a Washington licensee who designs and markets gaming machines for placement in eight Native American casinos.

International shipments of 74,900 machines accounted for 65% of total units, the highest percentage in our history, compared to 39,200 machines in fiscal 1998. This 91% growth in international unit shipments was driven primarily by Japan and Barcrest which contributed increased shipments of approximately 18,400 units each. Growth in Japanese pachisuro sales were driven by the introduction of popular game themes including Popper King, Dynamite and Elvis. Current year shipments for Barcrest, which was acquired in March 1998, include a full year of results. Machine shipments in the Australia market totaled 6,700 units in fiscal 1999 compared to 6,200 machines last year. The lack of anticipated growth in the current year unit sales as a result of the Olympic acquisition influenced our assessment of the IGT-Australia intangible asset impairment.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations, (continued)

The gross margin on product sales was 37% in the current year period compared to 41% in fiscal 1998. This fluctuation is the result of an increase in the mix of new domestic product lines, including Game King and Vision, which have lower gross margin percentages yet higher gross margin dollars along with increased obsolescence expense domestically. The gross margin was also impacted by the higher percentage of international sales during 1999 which are typically at lower gross margins.

Gaming operations revenue for the year ended October 2, 1999 totaled $353.1 million compared to $347.1 million in fiscal 1998. This growth primarily resulted from joint venture activities. The total installed base of gaming machines operating on our MegaJackpot systems at October 2, 1999 increased to 15,100 games on 137 systems from 13,900 machines on 92 systems at the end of fiscal 1998. Joint venture games including Wheel of Fortune contributed $78.3 million to total gaming operations revenues. During the year we began operating MegaJackpot systems in two new jurisdictions, Iowa and Michigan. We introduced 36 new systems in nine jurisdictions during the year including Slotopoly, Elvis, Party Time and Triple Play Poker in MegaJackpots format in Atlantic City. The introduction of these new systems in various jurisdictions offset the decrease in revenue of other maturing systems. We continue to pursue additional markets, domestically and internationally, for linked progressive games.

The gross margin on gaming operations revenues was 60% compared to 54% in the prior fiscal year. This improvement was due primarily to profits from joint venture activities which, for accounting purposes, are reported net of expenses in gaming operations revenues. Additionally, higher average interest rates lowered the cost of funding jackpot payments.

Expenses
Fiscal 1999 operating expenses totaled $813.3 million including the $98.1 million impairment of assets and restructuring charges. Operating expenses before the one-time charges discussed above as a percent of total revenue were 22% in fiscal 1999 compared to 20% in fiscal 1998. The $23.3 million increase in selling, general and administrative expenses reflects the inclusion of operating expenses attributable to the businesses acquired in the UK and Australia in
March 1998, along with increased wages, professional services and domestic advertising, marketing, and compliance expenses related to new product offerings.

Depreciation and amortization expenses totaled $24.0 million in the current year compared to $18.6 million in fiscal 1998. This increase was primarily due to amortization of goodwill and additional depreciation of the acquired assets.

Research and development expenses increased $7.4 million compared to the prior year due to the inclusion of a full year of Barcrest UK and Olympic operations along with higher engineering expenditures domestically related to the development of over 30 new games. Bad debt expense increased $3.4 million over fiscal 1998 due to growth in product sales as well as additional reserves for gaming operations activities.

Other Income and Expense
Other expense, net for the current year totaled $14.9 million and was impacted by interest expense of $31.2 million on the $1.0 billion senior notes issued in May 1999. Other income, net for the comparable prior year period totaled $15.7 million which included a gain on the sale of the IGT-Australia manufacturing facility of $10.4 million. Operation of our MegaJackpot systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations, (continued)

Business Segments Operating Profit (See Note 19 of Notes to Consolidated Financial Statements) Manufacturing and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

Manufacturing operating loss was $46.9 million for the year ended October 2, 1999 including the one-time charges for impairment and restructuring of $98.1 million. Manufacturing operating profit before these charges totaled $50.8 million compared to $81.0 million in the prior period. This fluctuation resulted from a decline in the gross margin to 37% from 41% in the prior year as well as increased domestic advertising, marketing and compliance expenses, increased selling expenses in Japan and the inclusion of a full year of operating expenses from Barcrest and Olympic. Fiscal 1999 gaming operations operating profit increased $13.1 million or 8% compared to the prior year period. This improvement resulted primarily from the continued popularity of Wheel of Fortune and higher average interest rates which resulted in lower costs of funding jackpot payments.

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

We shipped 77,000 gaming machines for total product sales revenues of $477.0 million in fiscal 1998 compared to 79,300 units for $461.2 million in the prior fiscal year. Domestic revenues were influenced by a shift in demand to IGT's newer, more advanced product lines such as the Game King, S-Plus Limited and Vision machines. Due to the advanced features and components of these products, they carry a higher average price per unit. The percentage of new product lines increased to 43% of total domestic units sold for fiscal 1998, compared to 10% in the prior year, resulting in higher average revenue per unit overall. Domestic shipments totaled 37,800 units for the year ended September 30, 1998 compared to 54,000 units in the year earlier period. We maintained our market share in domestic markets where fewer new casino openings and expansions slowed growth in fiscal 1998. Fiscal 1998 domestic shipments included 5,900 units to Sodak, IGT's distributor to Native American markets, and 2,100 machines shipped to Bellagio, Mirage Resorts' newest luxury resort in Las Vegas.

International unit shipments of 39,200 accounted for 51% of total units compared to 25,300 in fiscal 1997. International unit shipments improved 55% due primarily to acquisitions along with improved sales in South Africa and Latin America. Barcrest, IGT's subsidiary in the U.K., sold 13,100 units since its acquisition by IGT in March 1998. Machine shipments to Argentina and other Latin America markets increased to 4,300 units in the current year, 1,000 more than in fiscal 1997. IGT sold 1,600 units in the South African market including sales to newly licensed casinos in the Gauteng province. Shipments to other international jurisdictions including Europe, Japan and Asia remained consistent or increased slightly year over year. Machine shipments in the Australia market totaled 6,200 units in fiscal 1998, including 2,000 Olympic machines, compared to 7,700 units in fiscal 1997.

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

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations, (continued)

Gaming operations revenue totaled $347.1 million in fiscal 1998 and $282.8 million in fiscal 1997. This 23% increase was the result of continued popularity of Wheel of Fortune, strong play on Nevada Megabucks and the introduction of new systems. The total installed base of gaming machines operating on IGT's MegaJackpot systems at September 30, 1998 increased to 13,900 games on 92 systems from 11,700 machines on 67 systems at the end of fiscal 1997. Joint venture games including Wheel of Fortune contributed $65.2 million to total gaming operations revenues. Joint venture results are reported net of expenses in gaming operations revenue. The Nevada Megabucks jackpot attained record levels in 1998 contributing to the year over year improvement in gaming operations revenues. IGT introduced 15 new systems in 11 jurisdictions during the year including Slotopoly in Nevada and Jeopardy! in six jurisdictions. The current year also benefited from a full year of operation of MegaJackpots in Missouri where linked progressive systems were introduced in June 1997.

The gross margin on gaming operations revenues was 54% compared to 49% in the prior fiscal year. This improvement was due primarily to profits from joint venture activities which, for accounting purposes, are reported net of expenses in gaming operations revenues. However, declining interest rates for the year resulted in higher costs for the interest-sensitive assets which we purchase to fund jackpot payments.

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

Research and development expenses increased $7.0 million relative to the prior year. The additional research and development centers in the U.K. and Australia, along with our commitment to new product development domestically, contributed to a 50% increase in research and development personnel from the prior year. Bad debt expense declined relative to the prior year as we aligned the receivable reserve with favorable collection experience.

Other Income and Expense
Other income and expense decreased $5.5 million to $15.7 million for the year compared to $21.2 million for the prior year. This decrease is primarily due to increased interest costs of $5.2 million on the corporate and Australian lines of credit due to borrowings related to the acquisitions of Barcrest and Olympic and treasury stock purchases. Operation of our MegaJackpot systems results in interest income from both the investment of systems cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are equal and increase at the same rate based on the growth in total jackpot winners. Interest income from investment of systems cash increased $2.4 million over fiscal 1997 as a result of growth in proprietary systems.

We sold our Australian manufacturing and office facility at a gain of approximately $10.4 million during the year. The Company leases back approximately one third of the facility for its Australian operations. The gain on the sale of assets in the prior period related to sales of investment securities.

Business Segments Operating Profit (See Note 19 of Notes to Consolidated Financial Statements) Manufacturing and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations, (continued)

Manufacturing operating profit was $81.0 million for the year ended September 30, 1998 compared to $105.6 million in the prior period. This fluctuation resulted from a 3% decline in product sales gross margin due to lower unit sales volume and an increase in the sales of new product lines that have a lower gross margin. A higher percentage of international sales, which typically have lower gross margins, also impacted operating profit for the manufacturing segment.

Fiscal 1998 gaming operations operating profit increased $54.1 million or 46% compared to the prior year period. This improvement resulted primarily from the continued popularity of Wheel of Fortune and strong play on Nevada Megabucks. Higher costs of interest-sensitive assets purchased to fund jackpot payments partially offset the overall increase.

Foreign Operations
Approximately 45% of our total product sales in fiscal 1999 and 39% in fiscal 1998 were derived outside of North America. To date, we have not experienced significant translation or transaction losses related to foreign exchange fluctuations.

Financial Condition, Liquidity and Capital Resources

We believe that existing cash balances, short-term investments and available borrowing capacity together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months. IGT's unrestricted cash and short-term investments are available for strategic investments, mergers and acquisitions, as well as to fund our stock repurchase program.

Working Capital
Working capital increased $292.7 million to $762.7 million since the prior year end due primarily to excess proceeds from the $1.0 billion Senior Notes issued in May 1999. Investments to fund liabilities to jackpot winners and the corresponding jackpot liabilities decreased due to payments to prior jackpot winners who elected a discounted single cash payment in lieu of annual installments. Additional changes in current assets contributed to the overall fluctuation in working capital including an increase in accounts receivable, offset by inventory reductions. Both were the result of sales volumes. Changes in current liabilities included a decrease in current maturities of long-term debt resulting from the repayment of outstanding debt with proceeds from the $1.0 billion Senior Notes issued in May 1999. The decrease in current maturities of long-term debt was partially offset by increases in other current liabilities, including accrued income taxes and accrued interest on new borrowings.

Cash Flows
IGT's cash and cash  equivalents  totaled  $426.3  million at October 2, 1999, a
$250.9 million increase from the prior fiscal year end. Cash provided by operating activities totaled $261.4 million in fiscal 1999, $107.1 million in fiscal 1998 and $118.1 million in fiscal 1997. During these periods, fluctuations in receivables and inventories were influenced by sales volumes and timing and resulted in the most significant changes in cash flows from operating activities.

Our proprietary systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities used cash of $21.3 million in the current year. The net cash provided for fiscal 1998 was $36.3 million and $28.2 million for fiscal 1997.

Fiscal  1999  cash  flows  from  operating   activities  increased  due  to  the
realization of deferred tax assets related to the timing of the tax deductibility of jackpot payments. Federal legislation was passed in October 1998 which allows jackpot winners to receive the discounted value of progressive jackpots won in lieu of annual installments.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations, (continued)

The primary use of investing cash in the current year related to the acquisition of businesses (see Note 2 to Notes to Consolidated Financial Statements.) Uses of cash from investing activities also included purchases of property, plant and equipment totaling $17.8 million in fiscal 1999, $16.8 million in fiscal 1998 and $33.1 million in fiscal 1997. Capital expenditures in fiscal 1997 related primarily to the construction of our manufacturing and administrative facilities in Reno, Nevada.

The primary use of financing cash in the current year related to treasury stock purchases of $361.4 million. Purchases of treasury stock were $122.2 million in fiscal 1998 and $225.5 million in fiscal 1997. Proceeds from additional borrowings of $622.8 million, net of repayments on outstanding lines of credit and Senior Notes redeemed, were used primarily to fund stock repurchases and working capital. Net borrowings in the prior year period were used primarily to acquire businesses and purchase treasury shares.

Stock Repurchase Plan
A stock repurchase plan was originally authorized by our Board of Directors in October 1990. As of November 30, 1999, IGT could purchase an additional 25.1 million shares under the authorization as modified by the Board of Directors. During fiscal 1999, we repurchased 21.8 million shares for an aggregate purchase price of $361.4 million. During fiscal 1998, we repurchased 5.5 million shares for an aggregate purchase price of $122.2 million. During the period of October 3, 1999 through November 30, 1999, we purchased 1.4 million shares for an aggregate purchase price of $26.7 million.

Recently Issued Accounting Standards
On June 30, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of our fiscal year ending September 29, 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

Reclassifications
Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1999.

Lines of Credit
Our domestic and foreign borrowing facilities totaled $276.3 million at October 2, 1999. Of this amount, $3.3 million was drawn, $3.2 million was reserved for letters of credit and the remaining $269.8 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At October 2, 1999, we were in compliance with all applicable covenants.

In May 1999, IGT completed the private placement of $1.0 billion in aggregate principal amount of Senior Notes pursuant to rule 144A under the Securities Act of 1933. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053% and $600 million aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. In August 1999, we exchanged all outstanding 7.875% Senior Notes due 2004 and all outstanding 8.375% Senior Notes due 2009 for identical registered notes. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004. This resulted in a prepayment penalty of $3.3 million after tax, and is reflected in the income statement as an extraordinary expense. Additionally, we repaid outstanding borrowings under both our US revolving bank credit facility and our Australian credit facility and settled a forward equity share repurchase of 4.9 million shares of our common stock. The remaining net proceeds from the offering were used to finance our acquisition of Sodak and to fund working capital and our common stock repurchase program.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations, (continued)

Impact of Inflation
Inflation has not had a significant effect on the Company's operations during the three fiscal years in the period ended October 2, 1999.

Year 2000
The term Y2K is used to refer to a worldwide computer-related problem where software programs and embedded programs in computer systems will not work properly when processing a date later than December 31, 1999. If IGT or its customers, suppliers, or other third parties fail to make corrections for programs that have defined dates using a two-digit year, this could result in system failure or malfunction of certain computer equipment, software, and other devices dependent upon computerized mechanisms that are date sensitive. This problem may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is difficult to predict the actual impact. Recognizing this uncertainty, we have and are continuing to actively analyze, assess, and plan for various Year 2000 contingencies across our Company.

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

We are utilizing both internal and external resources to accomplish our Year 2000 plan, which began in December 1997. With the exception of IGT-Australia, we are substantially complete. We estimate that as of November 26, 1999, we had completed approximately 95% of the initiatives necessary to fully address potential Year 2000 issues. The remaining project efforts are underway and we anticipate these will be completed prior to any currently anticipated impact on our computer equipment and software.

All of our subsidiaries have performed the identification, assessment, remediation and testing phases. We have identified our largest manufacturing locations, IGT (North America), IGT-Australia, IGT-Japan and IGT-UK as critical operating locations as most other subsidiaries are dependent upon these locations. IGT uses an AS400 for the majority of its North American software applications, including the manufacturing process, and has identified this as a critical system. The Y2K readiness project efforts on the AS400 system are complete. IGT-UK has finished the implementation of Oracle as an enterprise wide improvement to its information systems and a resolution to Y2K readiness issues. We engaged third parties to review the IGT and IGT-UK information systems plans. Their recommendations have been incorporated into our plan. IGT-Japan utilizes a third party to manufacture its products and has received assurance that this manufacturer is Year 2000 ready. IGT-Australia restructured its information systems department under a new director in the third fiscal quarter and has now completed its assessment phase of its Year 2000 efforts. IGT-Australia's Y2K project plan is complete with regard to internal business systems. The remediation of their gaming systems is now fully underway and scheduled for completion by December 15, 1999. In addition, we have assessed the risk and reviewed Year 2000 readiness plans of Sodak (see Note 2 to Notes to Consolidated Financial Statements). Sodak has implemented the integrated Oracle application system as an enterprise-wide improvement to their information systems and a resolution to Year 2000 processing requirements. The majority of their application systems have been tested and remediated. At this stage, we believe that our Year 2000 deficiencies will be remedied through computer equipment and software replacement or modification in a timely fashion.

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

We have also surveyed our key vendors and service providers to determine the extent to which interfaces with these entities make us vulnerable to Year 2000 issues. As of November 26, 1999, we received responses from approximately 95% of such third parties. The majority of these entities provided assurances that they are either Year 2000 ready or expect to address all their significant Year 2000 issues on a timely basis. We continue to follow-up with significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by us. While we have developed a system of communicating with vendors to understand their ability to continue providing services and products through the Year 2000 without interruption, there can be no assurance that the systems of other companies on which we may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on our systems.

At this time, we do not believe that the cost of our Year 2000 efforts will exceed $3.0 million, which will be funded from operating cash flows. Approximately $2.2 million of this total was for the replacement of non-compliant equipment and software which we capitalized as fixed assets in fiscal 1999. As of November 26, 1999, we spent approximately $2.4 million, including the cost of third party reviews. Two of our subsidiaries have implemented enterprise wide information system improvements which will also resolve Year 2000 issues. These costs were not included in the above amount because the implementations were not initiated specifically to resolve the Year 2000 issue. A major portion of the software remediation costs are not likely to be incremental to our results of operations, but will represent the redeployment of existing information technology and other resources. As a result of the redeployment of internal resources for the Year 2000 remediation efforts, certain enhancements of our current systems may be postponed. We do not anticipate the postponement of these enhancements to have a significant impact on our financial condition or results of operations.

The Year 2000 issue presents a number of other risks and uncertainties that could impact IGT, including, but not limited to third parties whose services we rely upon to produce and sell our products, such as key suppliers and customers, public utilities, telecommunication providers, financial institutions, or certain regulators of the various jurisdictions where we do business. Failure or interruption of any of these services could result in lost production, sales, or administrative difficulties on the part of IGT. We believe that the implementation of new business systems and the completion of the Year 2000 project as scheduled will significantly reduce the risk of operational difficulties within our operating systems, facilities and products. The majority of our application systems have been remedied and tested. In those instances where completion by the end of 1999 is not assured, we have contingency plans in place or that are in the final stages of development. Our Y2K contingency plans include manual processing procedures and additional stand-by IS support staff incorporated within our existing disaster recovery plans. Our Year 2000 project teams are reviewing the support which may be necessary during the first week of the new year to investigate non-functioning applications, remediate and test the programs, and implement the corrected applications. In addition, manual back-up procedures are being considered in user areas to ensure continuity of essential business operations. We believe that our most reasonably likely exposure to Year 2000 readiness issues is in the IGT-Australia gaming systems. IGT-Australia is remediating these systems and preparing a contingency plan. While we continue to believe the Year 2000 issues will not materially affect our consolidated financial position or results of operations, it remains uncertain as to what extent, if any, we may be impacted.

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

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At October 2, 1999 and September 30, 1998, IGT had net foreign currency transaction exposure of $41.7 million and $54.8 million, respectively. In fiscal 1999 and 1998, $38.8 million and $43.7 million of the exposure was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

Given our balanced foreign exchange position, a ten percent adverse change in foreign exchange rates upon which these contracts are based would result in exchange gains and losses from these contracts that would, in all material aspects, be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.

As currency exchange rates change, translation of the income statements of IGT's international businesses into US dollars affects year-over-year comparability of operating results. IGT does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. IGT does not enter into hedges to minimize volatility of reported earnings.

Changes in the currency exchange rates that would have the largest impact on translating IGT's international operating results include the Australian dollar, British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would impact reported operating results by less than $1.0 million. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
IGT's results of operations are exposed to fluctuations in the costs of US Government securities used to fund liabilities to jackpot winners. IGT records gaming operations expense for future jackpots based on current rates for these US government securities which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. Management estimates that a 10% decline in interest rates would impact gaming operations gross profit by $3.4 million. IGT currently does not manage this exposure with derivative financial instruments. The $1.0 billion Senior Notes issued in May 1999 carry interest at fixed rates. If interest rates increased by 10%, then the fair market value of the Notes would decrease approximately $4.5 million.

Item 8.     Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                                           Page

Independent Auditors' Report                                             35

Consolidated Statements of Income for the
years ended October 2, 1999, September 30, 1998 and 1997                 36

Consolidated Balance Sheets, at October 2, 1999 and September 30, 1998   37

Consolidated Statements of Cash Flows for the
years ended October 2, 1999, September 30, 1998 and 1997                 39

Consolidated Statements of Changes in Stockholders'
Equity for the years ended October 2, 1999, September 30, 1998 and 1997  41

Notes to Consolidated Financial Statements                               42

Independent Auditors' Report

To the Stockholders and Board of Directors of International Game Technology:


We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries (the "Company") as of October 2, 1999 and September 30, 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended October 2, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 1999 and September 30, 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 10, 1999

Consolidated Statements of Income

                                                       Years Ended
                                        October 2,    September 30, September 30,
                                           1999           1998          1997
---------------------------------------------------------------------------------
(Amounts in thousands,
 except per share amounts)
Revenues
  Product sales                           $576,598      $477,024      $461,150
  Gaming operations                        353,064       347,099       282,820
                                           -------       -------      --------
  Total revenues                           929,662       824,123       743,970
                                           -------       -------      --------
Costs and Expenses
  Cost of product sales                    365,948       279,337       256,480
  Cost of gaming operations                142,497       158,528       145,245
  Selling, general and administrative      129,211       105,945        98,380
  Depreciation and amortization             23,955        18,635        11,846
  Research and development                  45,462        38,066        31,074
  Provision for bad debts                    8,153         4,735         9,508
  Impairment of assets and restructuring
    charges                                 98,118             -             -
                                          --------       -------       -------
  Total costs and expenses                 813,344       605,246       552,533
                                          -------        -------      --------
Income from Operations                     116,318       218,877       191,437
                                           -------       -------      --------
Other Income (Expense)
  Interest income                           55,525        45,346        41,738
  Interest expense                         (72,764)      (41,049)      (30,422)
  Gain on investments                        5,438         1,031        12,885
  Gain (loss) on the sale of assets           (562)       10,115           (24)
  Other                                     (2,562)          212        (2,989)
                                           -------       -------       -------
  Other income (expense), net              (14,925)       15,655        21,188
                                           -------       -------      --------
Income Before Income Taxes and
    Extraordinary Item                     101,393       234,532       212,625
Provision for Income Taxes                  36,081        82,086        75,378
                                           -------       -------      --------
Income Before Extraordinary Item            65,312       152,446       137,247
Extraordinary Loss on Early Redemption
  of Debt, Net of Income Tax Benefit
  of $1,640                                 (3,254)            -             -
                                          --------       --------     --------
Net Income                                $ 62,058       $152,446     $137,247
                                          ========       ========     ========
Basic Earnings Per Share
   Income before extraordinary item       $   0.65       $   1.35     $   1.14
   Extraordinary loss                        (0.03)             -            -
                                          --------       --------     --------
   Net income                             $   0.62       $   1.35     $   1.14
                                          ========       ========     ========
Diluted Earnings Per Share
   Income before extraordinary item       $   0.65       $   1.33     $   1.13
   Extraordinary loss                        (0.03)             -            -
                                          --------       --------     --------
   Net income                             $   0.62       $   1.33     $   1.13
                                          ========       ========     ========
Weighted Average Common Shares Outstanding  99,461        113,064      120,715
Weighted Average Common and Potential
     Shares Outstanding                    100,238        114,703      121,829



   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

                                                        October 2,   September 30,
                                                          1999           1998
----------------------------------------------------------------------------------
(Dollars in thousands)
Assets
   Current assets
  Cash and cash equivalents                           $   426,343   $   175,413
  Investment securities, at market value                   18,546        19,354
  Accounts receivable, net of allowances
     for doubtful accounts of $8,904 and $5,512           193,479       189,521
  Current maturities of long-term notes and
     contracts receivable, net of allowances               74,987        63,022
  Inventories, net of allowances for obsolescence
     of $23,901 and $18,574:
     Raw materials                                         60,616        73,749
     Work-in-process                                        4,902         3,746
     Finished goods                                        51,094        55,659
                                                      -----------   -----------
     Total inventories                                    116,612       133,154
                                                      -----------   -----------
  Investments to fund liabilities to jackpot
     winners                                               27,702        41,216
  Deferred income taxes                                    23,977        16,517
  Assets held for sale                                     42,292          --
  Prepaid expenses and other                               51,302        32,346
                                                      -----------   -----------
     Total Current Assets                                 975,240       670,543
                                                      -----------   -----------
Long-term notes and contracts receivable,
  net of allowances and current maturities                 60,870        37,750
                                                      -----------   -----------
Property, plant and equipment, at cost
  Land                                                     19,938        19,406
  Buildings                                                76,050        71,136
  Gaming operations equipment                              87,499        73,222
  Manufacturing machinery and equipment                   114,912       109,576
  Leasehold improvements                                    5,361         4,955
                                                      -----------   -----------
  Total                                                   303,760       278,295
  Less accumulated depreciation and amortization         (121,644)     (109,542)
                                                      -----------   -----------
  Property, plant and equipment, net                      182,116       168,753
                                                      -----------   -----------
Investments to fund liabilities to jackpot winners        235,230       369,427
Deferred income taxes                                      89,474       131,708
Intangible assets                                         152,036       131,552
Other assets                                               70,094        33,895
                                                      -----------   -----------
     Total Assets                                     $ 1,765,060   $ 1,543,628
                                                      ===========   ===========

Consolidated Balance Sheets

                                                               October 2,   September 30,
                                                                 1999           1998
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
   Current liabilities
     Current maturities of long-term notes
        payable and capital lease obligations                $     3,278   $    30,311
     Accounts payable                                             55,705        57,277
     Jackpot liabilities                                          41,130        50,659
     Accrued employee benefit plan liabilities                    23,746        17,512
     Accrued interest                                             30,684         1,106
     Other accrued liabilities                                    58,013        43,675
                                                             -----------   -----------
        Total Current Liabilities                                212,556       200,540
   Long-term notes payable and capital
      lease obligations, net of current maturities               990,436       322,510
   Long-term jackpot liabilities                                 316,826       479,217
   Other liabilities                                               3,024            85
                                                             -----------   -----------
        Total Liabilities                                      1,522,842     1,002,352
                                                             -----------   -----------

   Commitments and contingencies (See Note 13)

   Stockholders' equity
     Common stock, $.000625 par value; 320,000,000
        shares authorized; 152,871,297 and 152,586,560
        shares issued                                                 96            95
     Additional paid-in capital                                  261,941       256,656
     Retained earnings                                           886,392       827,542
     Treasury stock; 65,515,867 and 43,721,200 shares, at cost  (897,234)     (535,797)
     Accumulated other comprehensive loss                         (8,977)       (7,220)
                                                             -----------   -----------
        Total Stockholders' Equity                               242,218       541,276
                                                             -----------   -----------
        Total Liabilities and Stockholders' Equity           $ 1,765,060   $ 1,543,628
                                                             ===========   ===========









   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                        Years Ended
                                                          October 2,  September 30,  September 30,
                                                            1999         1998            1997
--------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                               $  62,058     $ 152,446      $ 137,247
                                                         ---------     ---------      ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Extraordinary loss on debt retirement                      4,894             -             -
  Depreciation and amortization                             52,330        41,468        35,024
  Amortization of discounts and deferred offering costs        879             -             -
  Provision for bad debts                                    8,153         4,735         9,508
  Impairment of assets and restructuring charges            98,118             -             -
  Provision for inventory obsolescence                      19,185         9,173        10,022
  Gain on investment securities and fixed assets            (4,876)      (11,146)      (12,861)
  Common stock awards                                        1,005         1,973         2,636
  (Increase) decrease in assets, net of effects from
   acquisitions of businesses:
     Receivables                                            17,257         8,585       (25,166)
     Inventories                                           (23,308)      (54,664)      (14,260)
     Prepaid expenses and other                            (21,867)      (21,696)        6,875
     Other assets                                           (8,841)        6,473           467
     Net deferred income tax asset, net of tax
        benefit of employee stock plans                     38,165       (22,343)      (29,357)
  Increase in accounts payable and accrued liabilities,
   net of effects from acquisitions of businesses           13,481         6,187        11,253
  Earnings of unconsolidated affiliates (in excess of)
   less than distributions                                   4,806       (14,042)      (13,172)
  Other                                                          -           (23)         (134)
                                                         ---------     ---------     ---------
     Total adjustments                                     199,381       (45,320)      (19,165)
                                                         ---------     ---------     ---------
     Net cash provided by operating activities             261,439       107,126       118,082
                                                         ---------     ---------     ---------

Consolidated Statements of Cash Flows


                                                                            Years Ended
                                                             October 2,   September 30, September 30,
                                                                1999         1998           1997
---------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
    Investment in property, plant and equipment               (17,751)      (16,828)      (33,088)
    Proceeds from sale of property, plant and equipment         2,988        24,452         6,579
    Purchase of investment securities                         (12,510)      (15,191)      (27,898)
    Proceeds from sale of investment securities                11,957        12,528        78,338
    Proceeds from investments to fund liabilities
      to jackpot winners                                      194,957        40,286        36,100
    Purchase of investments to fund liabilities
      to jackpot winners                                      (43,589)     (102,122)     (113,224)
    Investment in unconsolidated affiliates                   (26,229)       (1,422)       (3,379)
    Acquisition of businesses                                (198,860)     (181,764)            -
                                                          -----------   -----------   -----------
      Net cash used in investing activities                   (89,037)     (240,061)      (56,572)
                                                          -----------   -----------   -----------

Cash Flows from Financing Activities
    Proceeds from long-term debt                            1,636,276       624,199        63,185
    Principal payments on debt                             (1,013,484)     (430,018)      (11,425)
    Payments on jackpot liabilities                          (259,280)      (40,286)      (36,100)
    Collections from systems to fund jackpot liabilities       86,565       138,442       141,467
    Proceeds from employee stock plans                          3,693         7,484         3,671
    Purchases of treasury stock                              (361,419)     (122,180)     (225,474)
    Penalties paid on early retirement of debt                 (4,658)            -             -
    Payments of cash dividends                                 (6,474)      (13,594)      (14,526)
                                                          -----------   -----------   -----------
      Net cash provided by (used in)
        financing activities                                   81,219       164,047       (79,202)
                                                          -----------   -----------   -----------

Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                                   (2,691)       (7,470)         (437)
                                                          -----------   -----------   -----------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                               250,930        23,642       (18,129)
Cash and Cash Equivalents at:
    Beginning of Year                                         175,413       151,771       169,900
                                                          -----------   -----------   -----------
    End of Year                                           $   426,343   $   175,413   $   151,771
                                                          ===========   ===========   ===========









   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                                    Years Ended
                                                      October 2, September 30, September 30,
                                                        1999        1998          1997
-------------------------------------------------------------------------------------------
(Amounts in thousands)
Common Stock
   Balance at beginning of year
     152,587; 151,883; and 150,690 shares             $      95    $      95    $      94
   Employee stock plans
     284; 704; and 1,193 shares                               1            -            1
                                                      ---------    ---------    ---------
     Balance at end of year
     152,871 shares at 1999                           $      96    $      95    $      95
                                                      =========    =========    =========

Additional Paid-In Capital
   Balance at beginning of year                       $ 256,656    $ 243,950    $ 237,365
   Employee stock plans                                   3,710        7,484        3,671
   Common stock awards                                    1,005        1,973        2,636
   Tax benefit of employee stock plans                      570        3,249          278
                                                      ---------    ---------    ---------
     Balance at end of year                           $ 261,941    $ 256,656    $ 243,950
                                                      =========    =========    =========

Retained Earnings
   Balance at beginning of year                       $ 827,542    $ 688,545    $ 565,491
   Dividends declared                                    (3,208)     (13,449)     (14,193)
   Net income                                            62,058      152,446      137,247
                                                      ---------    ---------    ---------
     Balance at end of year                           $ 886,392    $ 827,542    $ 688,545
                                                      =========    =========    =========

Treasury Stock
   Balance at beginning of year                       $(535,797)   $(413,617)   $(188,143)
   Purchases of treasury stock                         (361,437)    (122,180)    (225,474)
                                                      ---------    ---------    ---------
     Balance at end of year                           $(897,234)   $(535,797)   $(413,617)
                                                      =========    =========    =========

Accumulated Other Comprehensive Income (Expense) (a)
   Balance at beginning of year                       $  (7,220)   $     874    $   8,393
   Unrealized gains (losses) on securities, net of
     reclassification adjustment (see Note 15)           (2,340)         512       (5,497)
   Foreign currency translation adjustments                 583       (8,606)      (2,022)
                                                      ---------    ---------    ---------
     Balance at end of year                           $  (8,977)   $  (7,220)   $     874
                                                      =========    =========    =========

Comprehensive Income (a)
   Net income                                         $  62,058    $ 152,446    $ 137,247
   Unrealized gains (losses) on securities, net of
     reclassification adjustment (see Note 15)           (2,340)         512       (5,497)
   Foreign currency translation adjustments                 583       (8,606)      (2,022)
                                                      ---------    ---------    ---------
     Comprehensive income                             $  60,301    $ 144,352    $ 129,728
                                                      =========    =========    =========

(a) All items of comprehensive income and other comprehensive income are displayed net of tax effects.



   The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
International Game Technology (referred throughout these notes, together with its consolidated subsidiaries where appropriate, as "IGT," "the Company," "we," "our" and "us") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products (product sales) and development, marketing and the operation of wide-area progressive systems and gaming equipment leasing (gaming operations). Our revenues are generated in the US and internationally in Africa, Australia, Europe, Japan, South America and the United Kingdom.

Gaming Product Sales
IGT manufactures domestically a broad range of microprocessor-based gaming machines, consisting of traditional spinning reel slot machines, video gaming machines and government-sponsored and other video gaming devices. For our domestic and certain international markets, we offer 400 recognized trademarked game themes. We typically sell our machines directly or through distributors to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator.

Gaming machines for the casino markets in Europe, South Africa and South America are similar to the spinning reel and video games in the North American markets. Features differ in each market but the games are generally multiple coin games with random outcomes paid in coins returned to the customer. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than coins. Gaming machines in Australia, Japan and the United Kingdom markets, however, are produced locally and differ substantially from domestic machines.

In addition to gaming machines, IGT develops and sells computerized casino management systems which provide casino operators with slot and table game accounting, player tracking and specialized bonusing capabilities. We also develop and sell specialized proprietary systems to allow the lottery authorities to monitor video lottery terminals. We derive revenue related to the operation of these systems and collect license and franchise fees for the use of the systems.

Gaming Operations
Approximately 4% of the domestic installed base of all gaming machines generate recurring revenue including wide-area progressive systems and stand-alone machines in which the manufacturer participates in the revenue from the machine on a percentage or fee basis. Wide-area progressive systems are electronically-linked, inter-casino systems that link gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits a winning combination. In the North American market, IGT estimates it holds more than a 70% share of the installed base of these machines.

We have developed and operated wide-area progressive systems for over 10 years under such brand names as Jeopardy!, Megabucks, Quartermania and Wheel of Fortune. Wide-area progressive systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win larger or more frequent jackpots than on machines not linked to progressive systems. Win (net earnings to the operator) per machine on machines linked to progressive systems are generally higher than on stand-alone machines.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Product Sales
IGT makes product sales for cash, on normal credit terms of 90 days or less, and over longer term installments. Generally, sales are recorded when the products are shipped and title passes to the customer.

Gaming Operations
The following table shows the revenues from gaming operations.


                                                          Years Ended

                                            October 2,  September 30,September 30,
                                               1999        1998        1997
         -------------------------------------------------------------------------
         (Dollars in thousands)
         Proprietary systems                 $320,364    $318,499     $253,953
         Lease operations                      32,700      28,600       28,867
                                              -------     -------      -------
         Total                               $353,064    $347,099     $282,820
                                             ========    ========     ========

Gaming operations revenues consist of revenues relating to the operation of the proprietary systems, a share of the net gaming winnings from the operation of machines at customer locations, and the lease and rental of gaming and video lottery machines. IGT operates several proprietary systems in accordance with joint venture agreements and accounts for this activity under the equity method. IGT's portion of joint venture related income, net of expenses, is also included in gaming operations revenue.

IGT's linked proprietary systems are operated domestically in Colorado, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, South Dakota and Native American casinos, and internationally in Iceland. Stand alone versions of some of the MegaJackpots games are also operated domestically in Colorado, Connecticut, Illinois, Indiana, Louisiana, Nevada and on cruise ships, as well as internationally in Ontario and Quebec.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos pay a percentage of the handle to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpots are currently paid in equal installments over a 20 to 31 year period or winners can elect to receive the discounted value of the jackpot in lieu of annual installments. Jackpots on some of our newer MegaJackpots games are paid out at the time they are won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust records a liability to IGT for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees are paid to IGT from this fund. A linked progressive system is also operated by a trust in Iowa. IGT derives revenue based on trust profits.

Research and Development
Research  and  development   costs  are  expensed  as  incurred.   Research  and
development performed for specific customers is charged to cost of product sales when the related sale is made.

Cash and Cash Equivalents
Cash and cash equivalents include operating cash as well as cash required for funding current progressive systems jackpot payments and purchasing investments to meet obligations for making payments to jackpot winners. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash equivalents. Such investments are stated at cost, which approximates market.

Investment Securities
Our investment  securities are  classified as  available-for-sale  and stated at market  value.  Unrealized  gains and  losses,  net of income tax  effects,  are excluded from income and reported as a component of accumulated other comprehensive income. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization
Depreciation and amortization are provided on the straight-line method over the following useful lives:

      Buildings 39 to 40 years Gaming operations equipment 2 1/2 to 5 years Manufacturing machinery and equipment 3 to 15 years Leasehold improvements Term of lease Excess of cost over net assets acquired 40 years

Maintenance and repairs are expensed as incurred. The costs of improvements are capitalized. Gains or losses on the disposition of assets are included in income.

Long-Lived Assets
We review the carrying amount of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 1999, our review of the recoverability of certain long-lived and intangible assets resulted in charges to income for the estimated impairment of these assets (see Note 7).

Investments to Fund Liabilities to Jackpot Winners
These investments represent discounted US Treasury Securities purchased to meet obligations for making payments to linked progressive systems jackpot winners. We have both the intent and ability to hold these investments to maturity and, therefore, classify them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Securities in this portfolio have maturity dates through 2028. Certain events during fiscal 1999 prompted IGT to sell a portion of these investments prior to maturity (see Note
4).

Other Assets
Other assets are primarily comprised of investments in joint ventures which are accounted for under the equity method and deferred offering costs related to Senior Notes issued in May 1999 (see Note 8). Other assets also includes deposits and certain investments.

Earnings Per Share
Earnings per share is computed based on the weighted average number of common and potential shares outstanding.

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

Foreign Currency Translation
The functional currency of certain of IGT's international subsidiaries is the local currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income within stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded in income. For subsidiaries whose functional currency is the US dollar, gains and losses on non-US dollar denominated assets and liabilities are recorded in income.

Derivatives
IGT uses derivative financial instruments to reduce our exposure resulting from fluctuations in foreign exchange rates and interest rates. Derivative financial instruments are used to minimize our net exposure, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. These gains and losses are included in income. From time to time, we may hedge firm foreign currency commitments by entering into forward exchange contracts. Gains and losses on these hedges are included as a component of the hedged transaction when recorded. During fiscal 1999, IGT used interest rate swap agreements to effectively change a variable rate liability to a fixed rate. Amounts paid under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The counterparties to each of these agreements are major commercial banks. We believe that losses related to credit risk are remote.

Recently Issued Accounting Standards
On June 30, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of our fiscal year ending September 29, 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

Reclassifications
Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal year 1999.

Year End
IGT changed its fiscal year end to the Saturday closest to September 30, beginning with the fiscal year ended October 2, 1999. Similarly, each quarter will end on the Saturday closest to the last day of the quarter end month.

2.  Acquisitions

In September 1999, we completed the purchase of Sodak Gaming, Inc. ("Sodak"), a South Dakota-based distributor of casino gaming products and software systems to Native American casino and gaming operators in the US. The purchase method of accounting for business combinations was applied to the Sodak acquisition. Accordingly, the aggregate purchase price of $198.9 million was allocated to the net assets of $91.3 million based on estimated fair values of the tangible assets and liabilities at the date of acquisition. The Miss Marquette Iowa riverboat and associated real property and assets was included in the purchase price and net assets as an asset held for sale and was subsequently sold for $41.7 million. We are substantially complete with our evaluation of the fair values of these assets and liabilities and do not anticipate material adjustments in fiscal 2000. The excess of the purchase price over the net assets acquired totaled $107.6 million. This acquisition was funded primarily by the issuance of Senior Notes in May 1999. Results of Sodak since the closing of the acquisition are included in the results of operations for the year.

The following unaudited pro forma financial information is presented as if the Sodak acquisition had been made at the beginning of fiscal 1998 presented:

                                                    October 2,   September 30,
                                                      1999          1998
               ---------------------------------------------------------------
               (Dollars in thousands)
               Total revenues                       $963,437     $850,028
               Income before extraordinary item       65,698      144,486
               Net income                             62,444      144,486
               Earnings per share:
                Basic                               $   0.63     $   1.28
                Diluted                             $   0.62     $   1.26


In June 1999, we made an investment in Access Systems Pty., LTD ("Access") of Sydney, Australia. During fiscal 1999, we owned a minority interest in Access. We also held options to purchase additional shares and notes convertible into capital stock of Access. We used the equity method of accounting for this investment. Subsequent to year end, IGT has elected to convert its equity interests to a debt instrument in fiscal 2000.

In March 1998, we purchased Barcrest Limited ("Barcrest"), a Manchester, England-based manufacturer and supplier of gaming related amusement devices and purchased certain assets of Olympic Amusements Pty. Limited ("Olympic"), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to the Barcrest and Olympic acquisitions. Accordingly, the aggregate purchase price of $181.8 million was allocated to the net assets of $76.5 million based on estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The excess of the purchase price over the net assets acquired, totaled $105.3 million (see Note 7). These acquisitions were funded primarily with additional borrowings on a line of credit, as well as long-term borrowings by our Australian subsidiary.

3.    Investment Securities

A summary of investment securities at October 2, 1999 and September 30, 1998 follows:

                                               Gross       Gross
                                   Net      Unrealized  Unrealized   Market
                                  Cost         Gains      Losses     Value
   --------------------------------------------------------------------------
   (Dollars in thousands)
   October 2, 1999
     US government obligations   $10,010      $    -     $   (60)   $ 9,950
     Equity securities            10,083           -      (1,487)     8,596
                                 -------      ------     -------    -------
     Total investment securities $20,093      $    -     $(1,547)   $18,546
                                 =======      ======     =======    =======

   September 30, 1998
     Total equity securities     $17,301      $3,009     $ (956)    $19,354
                                 =======      ======     ======     =======

At October 2, 1999, debt securities had maturity dates ranging from two months to 15 years.

The proceeds from sales of available-for-sale securities were $12.0 million, $12.5 million, and $78.3 million for fiscal 1999, 1998 and 1997. The gross realized gains were $5.9 million, $1.1 million, and $13.6 million for fiscal 1999, 1998 and 1997. The gross realized losses were $27,000, $187,000 and $574,000 for fiscal 1999, 1998 and 1997. In fiscal 1999, we also recognized a $236,000 loss on an equity security deemed to be permanently impaired.

4.  Investments to Fund Liabilities to Jackpot Winners

A summary of investments held to fund liabilities to jackpot winners at October 2, 1999 and September 30, 1998 follows:

                                        Amortized    Gross Unrealized     Fair
                                          Cost       Gains     Losses     Value
   -----------------------------------------------------------------------------
   (Dollars in thousands)
     October 2, 1999
     Total US government obligations    $262,932    $10,202   $(4,892)  $268,242
                                        ========    =======   =======   ========

     September 30, 1998
      Total US government obligations   $410,643    $59,383   $(4,126)  $465,900
                                        ========    =======   =======   ========

Federal legislation passed in October 1998 permits jackpot winners to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won prior to the effective date of the legislation, the winner was able to make this election after July 1, 1999. Upon a winner's election after July 1, 1999, investments held by IGT to fund the winner's liability were sold to settle the liability. The offer for these past winners to elect a single cash payment has now expired and we do not anticipate additional sales of these held to maturity investments.

The proceeds from sales of held-to-maturity securities were $154.1 million for fiscal 1999. The gross realized gains were $5.7 million. The gross realized losses were $2.0 million. All proceeds from the sale of these securities were paid to jackpot winners. Therefore, the net realized gain was offset by an equal loss on the settlement of winner liabilities.

5.  Notes and Contracts Receivable

IGT grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

IGT has provided loans, principally for financial assistance, to several customers. With the recent acquisition of Sodak, our portfolio of this type of loan has increased. The balance of such loans totaled $18.5 million at October 2, 1999 and $2.1 million at September 30, 1998. Allowances for doubtful loans at October 2, 1999 were $58,000 and zero at September 30, 1998. These loans are generally for terms of one to five years with interest at prevailing rates. The following table represents the estimated future collections of notes and contracts receivable, net of allowances, at October 2, 1999.

                 Fiscal Year               Estimated Receipts
                 --------------------------------------------
                 (Dollars in thousands)
                 2000                              $ 74,987
                 2001                                40,145
                 2002                                10,687
                 2003                                 3,999
                 2004                                 5,650
                 Thereafter                             389
                                                   --------
                                                   $135,857
                                                   ========

At October 2, 1999 and September 30, 1998, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                             October 2,  September 30,
                                               1999         1998
               ------------------------------------------------------
               (Dollars in thousands)
               Current                        $14,157      $10,602
               Long-term                        5,497        6,126
                                              -------      -------
                                              $19,654      $16,728
                                              =======      =======

6.  Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At October 2, 1999, we had bank deposits in excess of insured limits of approximately $63.2 million.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables.

Accounts, contracts, and notes receivable by region as a percentage of total receivables at October 2, 1999 are as follows:

            ---------------------------------------------------
            Region
              Nevada                                        22%
              Native American casinos                       21%
              Other US regions including joint ventures     15%
              South America                                  8%
              Atlantic City (distributor and other)          7%
              Europe                                         7%
              Australia                                      6%
              Riverboats (greater Mississippi River area)    4%
              Other regions (individually less than 3%)     10%
                                                           ----
                 Total                                     100%
                                                           ====

In September 1993, we sold our equity ownership interest in CMS-International ("CMS") to Summit Casinos-Nevada, Inc. ("Summit"), whose owners include senior management of CMS. During fiscal 1999, we remained as guarantor on certain indebtedness of CMS, which at October 2, 1999, had an aggregate outstanding balance of $14.4 million, including principal and accrued interest. CMS is now under new ownership. On November 5, 1999, we purchased the notes from the lender and restructured the terms with the new owners. The revised notes call for monthly payments of principal and interest and have a maturity date of December 31, 2008. The notes remain collateralized by the respective casino properties. At this time we do not believe a reserve against these notes is necessary.

7.  Intangible Assets and Restructuring Charges

Intangible assets consist of the following:

                                             October 2,    September 30,
                                               1999           1998
            --------------------------------------------------------------
            (Dollars in thousands)
            Intellectual property            $  1,650       $ 37,129
            Excess of cost over net assets
              acquired                        153,209         98,778
                                             --------       --------
                                              154,859        135,907
            Less accumulated amortization      (2,823)        (4,355)
                                             --------       --------
                                             $152,036       $131,552
                                             ========       ========



During fiscal 1999, our intangible assets increased by $107.6 million with the acquisition of Sodak, offset by a decrease of $86.8 million from the write-off of intangible assets related to Olympic.

We recorded approximately $100 million in intangible assets with the purchase of Olympic. Soon after the acquisition, IGT-Australia experienced difficulties assimilating Olympic with its existing operations due to several factors including: an employee strike which forced us to accelerate the closure of the Melbourne plant; the resignation of two Managing Directors and the appointment of the current Managing Director in March 1999; and significant turnover throughout the company. As a result, an integration plan was not adequately designed or implemented. Product difficulties were also experienced, including: numerous machine platforms and multiple games on these platforms creating complexity in our Australian product offering; difficulty obtaining game approval due to regulatory delays; and the inability to meet our customers' demands for new products due to poor game performance in the market. While we lost significant market share and customer confidence, our competition prospered in this strong market. During the third quarter, the current Managing Director initiated business changes, however, the financial losses worsened. In the fourth quarter, the forecasted outlook continued to decline and we realized IGT-Australia would not recover from the difficulties experienced with the Olympic acquisition. The recoverability of the intangible assets was evaluated. Based on our review, we determined the impairment of the intangible assets to be their total unamortized value of $86.8 million and recorded this charge in the fourth quarter along with restructuring charges of $6.0 million, including a $4.0 million inventory obsolescence charge and $2.0 million in asset and facility redundancy costs.

We also recorded impairment charges of $5.3 million in fiscal 1999, relating to changes in our recoverability assessment of inventory and receivables in Brazil. The government in Brazil recently rescinded the law allowing gaming devices in bingo halls throughout this market.


8.  Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of the following:

                                                 October 2,   September 30,
                                                    1999          1998
   ------------------------------------------------------------------------
   (Dollars in thousands)
   Senior notes, net of unamortized discount      $990,436      $ 85,700
   Lines of credit                                   3,278       195,913
   Australian facility agreement                         -        71,196
   Capital lease obligations                             -            12
                                                   -------       -------
      Total                                        993,714       352,821
   Less current maturities                           3,278        30,311
                                                   -------       -------
   Long-term notes payable and capital lease
      obligations, net of current maturities      $990,436      $322,510
                                                  ========      ========

Senior Notes
In May 1999, IGT completed the private placement of $1.0 billion in aggregate principal amount of Senior Notes pursuant to rule 144A under the Securities Act of 1933. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053% and $600 million aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. In August 1999, we exchanged all outstanding 7.875% Senior Notes due 2004 and all outstanding 8.375% Senior Notes due 2009 for identical registered notes. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004. This resulted in a prepayment penalty of $3.3 million after tax, and is reflected in the income statement as an extraordinary expense. Additionally, we repaid outstanding borrowings under both our US revolving bank credit facility and our Australian credit facility and settled a forward equity share repurchase of 4.9 million shares of our common stock. The remaining net proceeds from the offering were used to finance our acquisition of Sodak and to fund working capital and our common stock repurchase program.

Credit Facilities
Our domestic and foreign facilities totaled $276.3 million at October 2, 1999. Of this amount, $3.3 million was drawn, $3.2 million was reserved for letters of credit and the remaining $269.8 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At October 2, 1999, we were in compliance with all applicable covenants.

Capital Leases
At October 2, 1999, we had no equipment under capital lease. The cost of equipment under capital leases at September 30, 1998 was $155,000 and the related accumulated depreciation was $103,000.

The following table represents the future fiscal year principal payments of the notes at October 2, 1999:

               Fiscal Year                    Principal Payments
               -------------------------------------------------
               (Dollars in thousands)
               2000                              $    3,278
               2001                                       -
               2002                                       -
               2003                                       -
               2004                                 400,000
               2005 and after                       600,000
                                                 ----------
                Total principal payments          1,003,278
                Less unamortized discount            (9,564)
                                                 ----------
                Net notes payable                $  993,714
                                                 ==========

9.  Commitments

We lease certain of our facilities and equipment under various agreements for periods through the year 2006. The following table shows the future minimum rental payments required under these operating and capital leases which have initial or remaining non-cancelable lease terms in excess of one year as of October 2, 1999.

                                                    Operating
               Fiscal Year                           Leases
               ----------------------------------------------
               (Dollars in thousands)
               2000                                  $ 6,590
               2001                                    4,618
               2002                                    2,753
               2003                                      803
               2004                                      382
               2005 and after                            470
                                                     -------
               Total minimum payments                $15,616
                                                     =======

Certain of the facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease term for our previous manufacturing facility in Reno, Nevada extends through February 2003 and the related payments are included in the schedule above. We have sublet approximately half of this facility to third parties. The terms of the sublease agreements call for payments of $3.3 million for the period of October 1999 through February 2003. We previously accrued for the future gross lease payments of these abandoned buildings, net of anticipated sublease receipts, and do not anticipate additional impact on our results of operations.

The total rental expense was approximately $6.0 million for fiscal 1999, $5.1 million for fiscal 1998 and $3.6 million for fiscal 1997.

10.   Jackpot Liabilities

IGT receives a percentage of the amounts wagered or machine rental and service fees from the linked progressive systems to fund the related jackpot payments. Winners may elect to receive a single payment of the discounted value of the jackpot won or annual installments. Equal annual installments are paid over 20 to 31 years without interest.

The following schedule sets forth the future fiscal year payments for the jackpot winners under these systems at October 2, 1999:

               Fiscal Year                         Payments
               --------------------------------------------
               (Dollars in thousands)
               2000                               $ 30,882
               2001                                 27,533
               2002                                 27,533
               2003                                 27,490
               2004                                 27,363
               2005 and after                      290,860
                                                  --------
                                                  $431,661
                                                  ========

Jackpot liabilities include discounted payments due to winners for jackpots won and amounts accrued for jackpots not yet won that are contractual obligations of IGT. Jackpot liabilities consist of the following:

                                                    October 2,   September 30,
                                                       1999          1998
   ----------------------------------------------------------------------------
   (Dollars in thousands)
   Gross payments due to jackpot winners             $ 431,661    $ 691,224
   Unamortized discount on payments to
     jackpot winners                                  (162,609)    (277,859)
   Accrual for jackpots not yet won                     88,904      116,511
                                                      --------     --------
      Total jackpot liabilities                        357,956      529,876
   Less current liabilities                            (41,130)     (50,659)
                                                      --------     --------
   Long-term jackpot liabilities                      $316,826    $ 479,217
                                                      ========    =========

We amortize the discounts on the jackpot liabilities to interest expense. During fiscal 1999, 1998 and 1997, we recorded interest expense on jackpot liabilities of $25.9 million, $25.6 million and $21.2 million. We were required to maintain cash and investments relating to systems liabilities totaling $54.6 million at October 2, 1999 and $65.3 million at September 30, 1998.

11. Financial Instruments

IGT uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Foreign Currency Management
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At October 2, 1999 and September 30, 1998, we had net foreign currency transaction exposure of $41.7 million and $54.8 million, respectively. In fiscal 1999 and 1998, $38.8 million and $43.7 million was hedged with currency forward contracts. In addition, from time to time, the Company may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

Interest Rate Management
In fiscal 1999, the Company effectively converted variable rate debt in Australia to fixed rate debt using an interest rate swap agreement with three counterparties. These swaps, which were required under the Australia facility agreement, had quarterly interest settlement dates. During fiscal 1999, the Australia facility agreement was paid in full. As a result, these swaps were settled. No gains or losses were recorded on the settlement.

Other Off-Balance Sheet Instruments
In the normal course of business, IGT is a party to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. We had performance bonds outstanding that related to our operation of two lottery systems and a gaming machine route totaling $2.3 million at October 2, 1999 and $2.2 million at September 30, 1998. IGT is liable to reimburse the bond issuer in the event the bond is exercised as a result of our non-performance. We had outstanding letters of credit, issued under our line of credit (see Note 8), totaling $3.2 million at October 2, 1999 and $2.9 million at September 30, 1998, which were issued to insure payment by IGT to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

At October 2, 1999, we had no foreign currency contracts to hedge firm commitments. At September 30, 1998, IGT had foreign currency contracts to hedge firm commitments in the amount of $1.2 million in Australia. The gain or loss on these instruments was deferred and was recognized in income when the hedged transactions occur. At September 30, 1998, the unrealized gains/losses on these instruments, which mature within six months, were immaterial to the consolidated financial statements.

The following table presents the carrying amount and estimated fair value of IGT's financial instruments:

                                               October 2,         September 30,
                                                 1999                 1998
                                          -------------------  --------------------
                                          Carrying  Estimated  Carrying  Estimated
                                           Amount   Fair Value  Amount  Fair Value
      -----------------------------------------------------------------------------
      (Dollars in thousands)
      Assets
        Cash and cash equivalents         $426,343  $426,343  $175,413   $175,413
        Investment securities               18,546    18,546    19,354     19,354
        Notes and contracts receivable     135,857   125,581   100,772    103,301
        Investments to fund liabilities to
          jackpot winners                  262,932   268,242   410,643    465,900
      Liabilities
        Jackpot liabilities                357,956   363,267   529,876    584,924
        Notes payable and capital lease
          obligations                      993,714   955,778   352,821    358,778
      Foreign currency contracts
        On balance sheet                    38,813    39,860    43,737     43,779
        Off balance sheet                        -         -     1,200      1,199


The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The estimated fair value of investment securities and investments to fund liabilities to jackpot winners are based on quoted market prices. The estimated fair value of jackpot liabilities is based on quoted market prices of investments which upon maturity will be used to fund these liabilities. The fair value of the Company's notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts. The estimated fair value of the registered Senior Notes at October 2, 1999, included in notes payable and capital lease obligations, is based on quoted market prices for an instrument with similar terms. At September 30, 1998, the estimated fair value of the Senior Notes, included in notes payable and capital lease obligations, was based on the yield required at the respective year end of a private placement of similar terms and credit valuation. The carrying value of the lines of credit, also included in notes payable and capital lease obligations, approximates fair value. The estimated fair value of foreign currency contracts is based on quoted market prices for an instrument with terms similar to the contract at year end.

12. Earnings Per Share
Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Weighted average shares for the year ended September 30, 1997 has been restated in accordance with SFAS No. 128. The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS, for income before extraordinary item at years ended:

                                               October 2, September 30, September 30,
                                                 1999        1998          1997
         ----------------------------------------------------------------------------
         (Dollars in thousands,
          except per share amounts)
         Income before extraordinary item      $ 65,312     $152,446      $137,247

         Weighted average common shares
          outstanding                            99,461      113,064       120,715
         Dilutive effect of stock options
          outstanding                               777        1,639         1,114
                                               --------     --------      --------

         Weighted average common and potential
           shares outstanding                   100,238      114,703       121,829
                                               ========     ========      ========

         Basic earnings per share              $   0.65     $   1.35      $   1.14
         Diluted earnings per share            $   0.65     $   1.33      $   1.13


Options to purchase 1.3 million, 159,000 and 127,000 shares of common stock at October 2, 1999, September 30, 1998 and 1997, were not included in the computation of year-to-date diluted EPS because the options' exercise price was greater than the average market price of the common shares. We have purchased a total of 761,000 shares, or approximately 1%, of our outstanding common stock during the period from October 3, 1999 to November 10, 1999. There were no other transactions in the same period which would have materially changed the number of common shares or potential common shares outstanding.

13. Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Ahern
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al;, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. At this time, motions concerning class certification are pending before the Court.

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

In September 1996, the Trial Court reached a decision in favor of IGT, finding the Telnaes Patent valid, finding WMS' model 400 slot machine to infringe the Telnaes Patent, in which we sought a preliminary and permanent injunction and treble damages. In July 1999, the US Court of Appeals for the Federal Circuit affirmed the Trial Court's decision that the Telnaes Patent is valid and that the WMS model 400 slot machine infringed the patent. The Court affirmed the damages awarded of approximately $10 million plus accrued interest. Still unresolved is whether the damages award will be trebled, and whether IGT will be entitled to collect its attorney's fees and costs from WMS. Trebling of the damages is dependent on whether the infringement was willful. These issues have been remanded to the District Court for further findings.

In November 1996, we commenced an action against WMS in the Trial Court seeking a judgment declaring that WMS' Model 401 slot machine also infringed the Telnaes patent. In December 1996, the Court granted our motion for a preliminary injunction and enjoined WMS from the manufacture, use and sale of the Model 401 slot machine. WMS filed a notice of appeal on May 7, 1998. In July 1999, in a second suit on WMS' Model 401 machine that was heard by the Federal Circuit Court of Appeals at the same time, the Court reversed the District Court's granting of a preliminary injunction to IGT prohibiting the make, use or sale of WMS' Model 401 machine. The Appellate Court ruled that a different interpretation of the patent claims than that made by the District Court was appropriate. This case has also been remanded to the District Court for further findings in view of the Appellate Court's claim interpretation.

Bally
In July 1999, Bally Gaming, Inc. filed a complaint against IGT in the United States District Court for the District of New Jersey alleging that certain wide-area progressive system agreements we entered into with customers in Atlantic City, New Jersey violate federal and New Jersey antitrust laws. The complaint sought declaratory and injunctive relief and damages. IGT and Bally executed a memorandum of understanding resolving all outstanding claims and the complaint was dismissed with prejudice in September 1999.

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

The effective income tax rates differ from the statutory United States federal income tax rates as follows for the years ended:


                                                   October 2,                 September 30,
                                                     1999                1998               1997
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                         Amount     Rate     Amount     Rate    Amount      Rate
Taxes at federal statutory rate               $35,488     35.0%   $82,086     35.0%  $74,419      35.0%
Foreign subsidiaries tax                        3,657      3.6        591      0.3      (158)      0.0
State income tax, net                           2,670      2.6      2,049      0.9     2,084       1.0
Research and development credits               (2,192)    (2.2)      (247)    (0.1)        -       0.0
Valuation allowance, IGT-Australia              6,067      6.0          -      0.0         -       0.0
Expiration of tax contingencies                (5,344)    (5.3)    (1,163)    (0.5)       123      0.1
Adjustment to estimated income tax accruals    (3,306)    (3.3)       272      0.1        294      0.1
Other, net                                       (959)    (0.8)    (1,502)    (0.7)    (1,384)    (0.7)
                                              -------    -----    -------    -----    -------   ------

Provision for income taxes                    $36,081     35.6%   $82,086     35.0 %  $75,378     35.5 %
                                              =======    =====   ========    =====    =======   ======



Components of the provision for income taxes were as follows for the years ended:

                                    October 2,        September 30,
                                      1999          1998         1997
      -----------------------------------------------------------------
      (Dollars in thousands)
      Current
         Federal                    $(11,602)     $106,431     $102,171
         State                           358         4,657        3,632
         Foreign                       9,118         2,922        1,652
                                     -------       -------       ------
         Total current                (2,126)      114,010      107,455
                                     -------       -------      -------
      Deferred
         Federal                      30,761       (30,862)     (30,283)
         State                         1,566        (2,149)        (308)
         Foreign                       5,880         1,087       (1,486)
                                     -------       -------       ------
         Total deferred               38,207       (31,924)     (32,077)
                                     -------       -------      -------
      Provision for income taxes     $36,081       $82,086      $75,378
                                     =======       =======      =======

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          October 2, September 30,
                                                            1999         1998
----------------------------------------------------------------------------------
(Dollars in thousands)
Current deferred tax assets
   Reserves not currently deductible                      $  18,819   $  13,208
   Reserve differential for gaming activities                     -       2,315
   Foreign subsidiaries                                         883         687
   Unrealized loss on investment securities                     542           -
   Other                                                      3,733       1,062
Current deferred tax liabilities
   Unrealized gain on investment securities                       -        (719)
   Other                                                          -         (36)
                                                          ---------   ---------
Net current deferred tax asset                               23,977      16,517
                                                          ---------   ---------

Non-current deferred tax assets
   Reserves not currently deductible                            824           -
   Reserve differential for gaming activities                64,669     122,407
   Foreign subsidiaries                                       6,161       5,328
   State income taxes                                         3,349       4,368
   Amortization of goodwill                                  28,380           -
   Other                                                      3,111       7,655
Non-current deferred tax liabilities
   Difference between book and tax basis of property         (7,027)     (5,793)
   Amortization of goodwill                                  (1,599)     (1,732)
   Other                                                     (2,327)       (525)
                                                          ---------   ---------
   Total net non-current deferred tax asset                  95,541     131,708
   Valuation allowance                                       (6,067)          -
                                                          ---------   ---------
Net non-current deferred tax asset                           89,474     131,708
                                                          ---------   ---------
Net deferred tax asset                                    $ 113,451   $ 148,225
                                                          =========   =========


Due to the uncertainty of the realization of certain deferred tax assets related to IGT-Australia, IGT has established a valuation allowance in the amount of $6.1 million.

15.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, which requires the reporting of comprehensive income and its components in the financial statements. We adopted this Statement beginning October 1, 1998. This Statement also requires that we classify items of other comprehensive income by their nature in an annual financial statement. The components of IGT's other comprehensive income are as follows:

                                                                          Tax
                                                           Before-Tax  (Expense)  Net-of-Tax
                                                             Amount    or Benefit   Amount
------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended October 2, 1999
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
   period                                                   $    266   $    (93)  $    173
  Less:  reclassification adjustment for gains (losses)
   realized in net income                                      3,866     (1,353)     2,513
                                                            --------   --------   --------
Net unrealized gains (losses)                                 (3,600)     1,260     (2,340)
Foreign currency translation adjustments                         897       (314)       583
                                                            --------   --------   --------

Other comprehensive income (expense)                        $ (2,703)  $    946   $ (1,757)
                                                            ========   ========   ========

Year ended September 30, 1998
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
   period                                                   $  1,822   $   (638)  $  1,184
  Less:  reclassification adjustment for gains (losses)
   realized in net income                                      1,034       (362)       672
                                                            --------   --------   --------
Net unrealized gains (losses)                                    788       (276)       512
Foreign currency translation adjustments                     (13,240)     4,634     (8,606)
                                                            --------   --------   --------

Other comprehensive income (expense)                        $(12,452)  $  4,358   $ (8,094)
                                                            ========   ========   ========

Year ended September 30, 1997
  Unrealized gains (losses)on securities:
  Unrealized holding gains (losses) arising during
    period                                                  $    225   $    (79)  $    146
  Less:  reclassification adjustment for gains (losses)
    realized in net income                                     8,681     (3,038)     5,643
                                                            --------   --------   --------
Net unrealized gains (losses)                                 (8,456)     2,959     (5,497)
Foreign currency translation adjustments                      (3,111)     1,089     (2,022)
                                                            --------   --------   --------

Other comprehensive income (expense)                        $(11,567)  $  4,048   $ (7,519)
                                                            ========   ========   ========

Accumulated Other Comprehensive Income Balances

                                                                         Accumulated
                                             Unrealized      Foreign       Other
                                           Gains (Losses)   Currency    Comprehensive
                                           on Securities   Translation      Income
-------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended October 2, 1999
Beginning balance                             $ 1,334       $(8,554)       $(7,220)
Current-period change                          (2,340)          583         (1,757)
                                              -------       -------        -------
Ending balance                                $(1,006)      $(7,971)       $(8,977)
                                              =======       =======        =======

Year ended September 30, 1998
Beginning balance                             $   822       $    52        $   874
Current-period change                             512        (8,606)        (8,094)
                                              -------       -------        -------
Ending balance                                $ 1,334       $(8,554)       $(7,220)
                                              =======       =======        =======

Year ended September 30, 1997
Beginning balance                             $ 6,319       $ 2,074        $ 8,393
Current-period change                          (5,497)       (2,022)        (7,519)
                                              -------       -------        -------
Ending balance                                $   822       $    52        $   874
                                              =======       =======        =======


16. Employee Benefit Plans

Employee Incentive Plans
IGT provides the following three employee incentive plans: profit sharing and 401(k) plan, cash sharing and management bonus. Total annual contributions from operating profits for all three plans for the fiscal years ended 1999, 1998 and 1997 were $27.1 million, $26.5 million and $23.6 million.

The profit sharing and 401(k) plan was adopted for IGT employees working in the US. IGT matches 75% of an employee's contributions up to $1,000. This allows for maximum annual company matching contributions of $750 to each employee's account. Participants are 100% vested in their contributions and IGT's matching contributions. The remaining portion of IGT's contributions vest over a seven year period of employment.

The cash sharing plan is distributed semi-annually in May and November to all non IGT-Australia, IGT-Japan and Barcrest-Japan employees. The management bonuses are paid out annually to key employees throughout the Company.

Effective September 1, 1999, IGT implemented a non-qualified deferred compensation plan to provide an unfunded incentive compensation arrangement for eligible management and highly compensated employees. Participants may elect to defer up to 50% of their annual base salary, 50% of cash sharing, 50% of discretionary management bonus and 50% of commissions with a minimum deferral of $2,000. Distributions can be paid out as short-term payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 15 years.

Stock-Based Compensation Plans
IGT has three stock-based compensation plans, which are described below.

Employee Stock Purchase Plan
In 1987, IGT adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of IGT's common stock. The term of each option is 12 months, and the exercise date is the last day of the option period. Employees who have completed 90 days of service with IGT are eligible. Highly compensated employees receiving more than $80,000 in annual compensation were excluded from participating in the Plan in prior years. In March 1999, the shareholders approved an amendment to the Plan to allow highly compensated employees to participate in the Plan. Employees who are 5% or more shareholders and employees of certain subsidiaries are excluded.

An aggregate of 2.4 million shares may be made available under this plan. Employees may participate in this plan only through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. At October 2, 1999, 614,000 shares were available under this plan.

Restricted Stock Awards
In March 1996, 600,000 shares were issued to six employees at a price of $.01 per share. These restricted stock awards vest in increments over a five year period. Dividends on the shares issued are paid to the employees. IGT has the option to repurchase the unvested shares issued to the employees at $.01 per share if the employees terminate employment with IGT before the shares have vested.

Stock Option Plans
In 1981, IGT adopted a Stock Option Plan where non-qualified and incentive stock options may be granted to domestic and foreign employees. Under this Plan, there were 27.1 million shares available for grant. The Plan expired in December 1996. In 1993, IGT adopted an additional Stock Option Plan which permits non-qualified and incentive stock option awards for up to 5.0 million shares and additional non-qualified stock option awards to non-employee directors for up to 250,000 shares. In March of 1999, shareholders approved an increase in the number of awards permitted under the 1993 plan to 8.5 million shares.

Options have been granted at fair market value on the date of grant and, except for non-employee director options, typically vest ratably over five years although a shorter period may be provided, and expire 10 years subsequent to the grant.

In February 1997, IGT amended the 1993 Stock Option Plan to permit the grant of restricted stock awards of a fixed number of shares to participants determined by IGT's Board of Directors. Restricted stock awarded to a participant may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Shares awarded to participants in fiscal 1999, 1998 and 1997 totaled 50,000, 10,000 and 200,000 shares, at a price of $.01 per share. The shares vest in increments over a five year period.

At October 2, 1999, options to purchase 3.5 million shares were available for grant under the plans.


                                                Number         Weighted Average
                                               of Shares        Exercise Price

   -----------------------------------------------------------------------------
   Outstanding at September 30, 1996           4,251,035             $12.64
   Granted                                     1,876,361             $18.07
   Forfeited or expired                         (271,557)            $13.98
   Exercised                                    (299,102)            $ 8.56
                                                --------

   Outstanding at September 30, 1997           5,556,737             $14.56
   Granted                                       809,617             $23.30
   Forfeited or expired                         (170,984)            $17.63
   Exercised                                    (617,742)            $10.27
                                                --------

   Outstanding at September 30, 1998           5,577,628             $16.19
   Granted                                       500,499             $17.83
   Forfeited or expired                         (280,822)            $17.57
   Exercised                                    (179,636)            $20.09
                                                --------

   Outstanding at October 2, 1999              5,617,669             $16.43
                                               =========


   Options exercisable at October 2, 1999      3,217,047             $15.14
   Options exercisable at September 30,
               1998                            2,540,732             $14.25
               1997                            2,366,978             $12.76



The following table summarizes information for stock options outstanding and exercisable at October 2, 1999 in order to assess the number and timing of shares that may be issued and the cash that may be received as a result of options exercised:

                                 Outstanding                          Exercisable
                 ----------------------------------------------------------------------------
                             Weighted Average      Weighted                      Weighted
   Range of        Number       Remaining          Average       Number          Average
Exercise Prices  Outstanding Contractual Life  Exercise Price  Exercisable    Exercise Price
---------------------------------------------------------------------------------------------
$ 1.79 - $12.75    766,532         5.4              $12.05       537,653          $11.98
 12.88 -  13.25  1,508,985         6.4               13.24     1,294,385           13.25
 13.63 -  17.63  1,575,855         7.3               16.44       821,885           16.08
 17.69 -  28.50  1,766,297         8.1               21.05       563,124           21.17
                 ---------                                     ---------
$ 1.79 - $28.55  5,617,669         7.0              $16.43     3,217,047          $15.14
                 =========                                     =========


Valuation of Stock-Based Compensation Plans
IGT adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on October 1, 1996. As permitted by SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25 to its stock-based compensation. Accordingly, no compensation expense has been recognized for the stock option and employee stock purchase plans. The compensation expense that has been charged against income for the restricted stock award plan was $1.0 million, $2.0 million and $2.6 million for fiscal 1999, 1998 and 1997. SFAS No. 123 requires compensation expense to be measured based on the fair value of the equity instrument awarded.

If compensation expense for IGT's three stock-based compensation plans had been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below for the years ended:

                                                     October 2,     September 30,
                                                       1999        1998       1997
      ------------------------------------------------------------------------------
      (Dollars in thousands, except per share amounts)
      Net income
         As reported                                  $62,058    $152,446   $137,247
         Pro forma                                     57,793     146,948    132,506
      Basic earnings per share
         As reported                                  $  0.62    $   1.35   $   1.14
         Pro forma                                       0.58        1.30       1.10
      Diluted earnings per share
         As reported                                  $  0.62    $   1.33   $   1.13
         Pro forma                                       0.58        1.28       1.10
      Weighted average fair value of options
         granted during the year                      $  7.76    $   8.27   $   6.27
      Weighted average fair value of restricted stock
         awards granted during the year               $ 17.82    $  23.75   $  18.24

The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: interest rates (zero-coupon US government issues with an average remaining life of 1.67 years) of 5.5%, 5.6% and 5.6%; dividend yields of .14%, .47% and .71%; volatility factors of the expected market price of IGT's common stock of .45, .35 and .44; weighted-average expected life of stock options of 1.67 years and an expected life of 1.0 years for employee stock purchases.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because IGT's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

17. Related Party Transactions

Related party transactions included in the consolidated financial statements are as follows:

                                             October 2,   September 30,
                                               1999      1998      1997
------------------------------------------------------------------------
(Dollars in thousands)
Years Ended
  Total revenues                             $97,017   $84,994   $35,601

As of
  Accounts receivable                        $29,667   $ 8,205   $25,433
  Current maturities of long-term notes
    and contracts receivable                       -         -     1,831
  Long-term notes and contracts receivable         -         4       123

Joint Ventures
We operate certain MegaJackpot systems under joint marketing alliances (the "Ventures") with various gaming or gaming related companies. Activities of these Ventures include placement of progressive system and other participation games and pursuit of video lottery opportunities. IGT owns a 50% share in each of the Ventures and recognized net revenues of $78.3 million during fiscal 1999. During the year, $62.3 million in asset and expense transfers and $22.3 million in capital contributions were made to the Ventures. At October 2, 1999, the Company had accounts receivable balances from these Ventures of $28.2 million. The largest aggregate amount of indebtedness outstanding at any time during the year was $28.2 million.

We apply the equity method of accounting to the joint ventures. Summarized financial information from the Spin for Cash Joint Venture and Master License
Agreement with Anchor Gaming (the "Anchor joint venture"), our largest joint venture partner, is as follows for the years ended:

                                        October 2, September 30,September 30,
                                           1999       1998        1997
       ----------------------------------------------------------------------
      (Dollars in thousands)
      Revenues                          $293,460    $246,851    $60,672
      Expenses                           145,572     117,294     31,202
      Operating income                   147,888     129,557     29,470
      Net income                         149,958     130,979     29,148





                                                 October 2,  September 30,
      As of                                         1999         1998
      --------------------------------------------------------------------
      (Dollars in thousands)
      Total assets                                $199,943     $171,742
      Total liabilities                            123,133      107,815
      Total equity                                  76,810       63,927

Other Related Parties
During fiscal 1997, a member of our Board of Directors was an officer of, and had an equity interest in, a Nevada gaming business from which the Company recognized revenues of $956,000. He is also a director and officer of the parent company of additional gaming businesses, from which we recognized revenues of $18.7 million in fiscal 1999, $19.8 million in fiscal 1998 and $21.5 million in fiscal 1997. IGT had contracts and accounts receivable balances from these businesses of $1.5 million at October 2, 1999 and $1.3 million at September 30, 1998. The largest aggregate amount of contracts and accounts receivable outstanding at anytime during the year was $1.8 million.

18. Supplemental Statement of Cash Flows and Other Information

Supplemental Statement of Cash Flows
Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

No notes or capital lease obligations were issued to obtain property, plant and equipment in fiscal 1999 and 1998. We incurred $12,000 in capital lease obligations to obtain property, plant and equipment in fiscal 1997.

We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. As the net result of transfers between inventory and fixed assets, property, plant and equipment increased $32.9 million in fiscal 1999, $17.3 million in fiscal 1998 and $11.0 million in fiscal 1997.

The Company had dividends declared, but not yet paid, totaling $3.3 million and $3.4 million at September 30, 1998 and 1997.

The tax benefit of stock options and the employee stock purchase plan totaled $570,000 in fiscal 1999, $3.2 million in fiscal 1998 and $278,000 in fiscal 1997.

Payments of interest were $42.6 million in fiscal 1999, $41.2 million in fiscal 1998 and $30.5 million in fiscal 1997. Payments for income taxes were $28.0 million in fiscal 1999, $101.2 million in fiscal 1998 and $97.0 million in fiscal 1997.

In conjunction with acquisitions of businesses during the current year (see Note
2), the fair value of assets acquired totaled $129.7 million and the fair value of liabilities assumed totaled $38.4 million. In conjunction with acquisitions of businesses during fiscal 1998, the fair value of assets acquired totaled $100.1 million and the fair value of liabilities assumed totaled $23.6 million.

Stock Repurchase Plan
A stock repurchase plan was originally authorized by our Board of Directors in October 1990. As of November 10, 1999, IGT could purchase an additional 25.7 million shares under the authorization as modified by the Board of Directors. During fiscal 1999, we repurchased 21.8 million shares for an aggregate purchase price of $361.4 million. During fiscal 1998, we repurchased 5.5 million shares for an aggregate purchase price of $122.2 million. During the period of October 3, 1999 through November 10, 1999, we purchased 761,000 shares for an aggregate purchase price of $14.4 million.

19. Business Segments

IGT operates principally in two lines of business: (1) the development, manufacturing, marketing and distribution of gaming products, what we refer to as "Gaming Product Sales," and (2) the development, marketing and operation of wide-area progressive systems, what we refer to as "Gaming Operations."

                                                     Years Ended
                                       October 2,  September 30,  September 30,
                                         1999          1998           1997
--------------------------------------------------------------------------------
(Dollars in thousands)
Revenues
  Manufacture of gaming products     $   576,598   $   477,024   $   461,150
  Gaming operations                      353,064       347,099       282,820
                                     -----------   -----------   -----------
     Total                           $   929,662   $   824,123   $   743,970
                                     ===========   ===========   ===========
Operating Profit
  Manufacture of gaming products     $   (46,913)  $    80,999   $   105,629
  Gaming operations                      185,804       172,696       118,638
                                     -----------   -----------   -----------
     Total                               138,891       253,695       224,267
                                     -----------   -----------   -----------
  Other expense, including interest
     expense                             (37,498)      (19,163)      (11,642)
                                     -----------   -----------   -----------
Income Before Income Taxes and
  Extraordinary Item                 $   101,393   $   234,532   $   212,625
                                     ===========   ===========   ===========
Depreciation and Amortization
  Manufacture of gaming products     $    12,386   $     9,928   $     4,900
  Gaming operations                       22,953        18,017        19,683
  Corporate                               16,991        13,523        10,441
                                     -----------   -----------   -----------
     Total                           $    52,330   $    41,468   $    35,024
                                     ===========   ===========   ===========
Identifiable Assets
  Manufacture of gaming products     $   700,684   $   638,618   $   460,104
  Gaming operations                      594,964       754,849       600,918
  Corporate                              469,412       150,161       154,030
                                     -----------   -----------   -----------
     Total                           $ 1,765,060   $ 1,543,628   $ 1,215,052
                                     ===========   ===========   ===========


IGT's operations are based in the United States and internationally. The table below presents information as to our operations by these two regions for the years ended:

                                      October 2,          September 30,
                                        1999           1998          1997
   --------------------------------------------------------------------------
   (Dollars in thousands)
   Revenues
     Domestic
        Unaffiliated customers     $  666,685     $  634,695     $  601,934
        Inter-area transfers           39,395         36,809         30,455
     International
        Unaffiliated customers        262,977        189,428        142,036
        Inter-area transfers           10,935          7,023              -
     Eliminations                     (50,330)       (43,832)       (30,455)
                                   ----------     ----------     ----------
        Total                      $  929,662     $  824,123     $  743,970
                                   ==========     ==========     ==========

   Operating Profit
     Domestic                      $  223,428     $  217,180     $  205,099
     International                    (84,537)        36,515         19,168
                                   ----------     ----------     ----------
        Total                         138,891        253,695        224,267
     Other expense, including
        interest expense              (37,498)       (19,163)       (11,642)
                                   ----------     ----------     ----------

   Income Before Income Taxes and
     Extraordinary Item            $  101,393     $  234,532     $  212,625
                                   ==========     ==========     ==========

   Identifiable Assets
     Domestic                      $1,528,934     $1,235,868     $1,092,317
     International                    236,126        307,760        122,735
                                   ----------     ----------     ----------
        Total                      $1,765,060     $1,543,628     $1,215,052
                                   ==========     ==========     ==========

On a consolidated basis we do not recognize intersegment revenues or expenses upon the transfer of gaming products between subsidiaries. Operating profit is revenue and interest income related to investments to fund jackpot liabilities less cost of sales and operating expenses, including related operating depreciation and amortization, provisions for bad debts, and an allocation of a portion of selling, general and administrative and research and development expenses. Other expense includes interest expense, interest income and gain
(loss) on sale of assets.

We did not have sales to a single customer which exceeded 10% of revenues during fiscal 1999, 1998 or 1997.

20.   Selected Quarterly Financial Data (Unaudited)


                               First Qtr  Second Qtr  Third Qtr  Fourth Qtr
---------------------------------------------------------------------------
(Dollars in thousands, except per share
 amounts and stock prices)
1999
Total revenues                 $ 221,706  $ 220,871  $ 258,859  $ 228,226
Gross profit                      96,319    101,223    118,761    104,914
Income from operations (loss)     48,394     50,429     63,334    (45,839)
Net income (loss)                 34,444     33,831     34,267    (40,484)

Diluted earnings (loss) per
 share                         $    0.32  $    0.32  $    0.36  $   (0.45)

Stock price
 High                          $24   1/2  $23  7/16  $19   1/2  $19   1/4
 Low                           $16   1/2  $14   3/8  $14 11/16  $16  3/16

1998
Total revenues                 $ 165,011  $ 182,090  $ 222,982  $ 254,040
Gross profit                      75,800     89,398    106,954    114,103
Income from operations            42,786     53,223     60,210     62,658
Net income                        29,665     35,492     45,595     41,694

Diluted earnings per share     $     .26  $     .31  $     .40  $     .37

Stock price
 High                          $26 13/16  $26  3/16  $28  9/16  $28   7/8
 Low                           $21   7/8  $23  3/116 $23   5/8  $18   1/2

1997
Total revenues                 $ 189,381  $ 164,371  $ 163,849  $ 226,369
Gross profit                      86,892     78,084     75,918    101,347
Income from operations            49,774     40,023     41,899     59,741
Net income                        33,668     27,714     34,472     41,393

Diluted earnings per share     $     .27  $     .22  $     .29  $     .36

Stock price
 High                          $23   1/2  $19   3/4  $19   1/8  $23   1/4
 Low                           $17   5/8  $16   1/4  $15   3/8  $16   1/2


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

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

Item 13.    Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on
            Form 8-K

(a)(1)      Consolidated Financial Statements:

            Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)      Consolidated Financial Statement Schedule:                     Page

            II    Valuation and Qualifying Accounts                         72

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

4.1   Note   Agreement  for  the  7.84%  Senior  Notes  due  September  1,  2004
      (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 10-K for the year ended September 30, 1995).

4.2 Indenture, dated as of May 19, 1999 by and between International Game Technology and The Bank of New York (incorporated by reference to Exhibit
      4.2  to  Registration   Statement  No.   333-81257,   Form  S-4  filed  by
      Registrant).

4.3 Registration Rights Agreement, dated as of May 11, 1999, by and among International Game Technology, Salomon Smith Barney Inc., BNY Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to
      Exhibit 4.3 to Registration Statement No.
      333-81257, Form S-4 filed by Registrant).

10.1 Stock Option Plan for Key Employees of International Game Technology, as amended (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-12610 filed by Registrant).

10.2 International Game Technology 1993 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1997 Annual Meeting of Shareholders).

10.3 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Shareholders).

10.4 Employment Agreement with Robert A. Bittman, Executive Vice President, Product Development dated March 12, 1996 (incorporated by reference to
      Exhibit 10.9 to Registrants Report on Form 10-K for the year ended September 30, 1996).

10.5 Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrants Report on Form 10-K for the year ended September 30, 1996).

10.6 Credit Agreement by and among International Game Technology and the Bank of New York, Wells Fargo and other banks, dated May 22, 1997 (incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1997).

10.6A Amendment  No. 1 to  Credit  Agreement  by and  among  International  Game
      Technology,  The Bank of New York,  Wells  Fargo and  other  banks,  dated
      August 19, 1997 (incorporated by reference to Exhibit 10.7A to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.6B Amendment  No. 2 to  Credit  Agreement  by and  among  International  Game
      Technology, The Bank of New York, Wells Fargo and other banks, dated January 16, 1998 (incorporated by reference to Exhibit 10.7B to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.6C Amendment  No. 3 to  Credit  Agreement  by and  among  International  Game
      Technology, The Bank of New York, Wells Fargo and other banks, dated April 20, 1999 (incorporated by reference to Exhibit 10.7C to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.6D Amendment and Restatement of Credit  Agreement by and among  International
      Game Technology, The Bank of New York, Wells Fargo and other banks, dated April 30, 1999 (incorporated by reference to Exhibit 10.7D to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.7 Employment Agreement with G. Thomas Baker, President, Chief Operating Officer dated March 12, 1997. (incorporated by reference to exhibit 10.8 to Registrants Report on Form 10-K for the year ended September 30, 1997).

10.8 Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998).

10.9 Joint Venture Agreement, dated December 3, 1996 by and between International Game Technology and Anchor Games, a d.b.a. of Anchor Coin (incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended September 30, 1998).

10.10 IGT Profit Sharing Plan (As Amended and Restated as of December 31, 1998) (incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended April 3, 1999).

10.11 Agreement and Plan of Merger, dated March 10, 1999, among International Game Technology, SAC, Inc. and Sodak Gaming, Inc. (incorporated by reference to Registrant's Report on Form 8-K dated March 12, 1999).

10.12 Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999.

21    Subsidiaries

23    Independent Auditors' Consent

24 Power of Attorney (see page 71 hereof)

27    Financial data schedule

(b)         Reports on Form 8-K

      The Company filed current reports on Form 8-K dated December 23, 1998, March 12, 1999, April 29, 1999, July 22, 1999 and September 1, 1999 to
      announce the completion of the acquisition of Sodak.

99.1 Financial statements of Spin for Cash Joint Venture and Master License Agreement for the years ended September 30, 1999, 1998 and 1997.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of December, 1999.

                          International Game Technology

                                   By:/s/   Maureen T. Mullarkey
                                         Maureen T. Mullarkey
                                         Vice President, Finance and
                                         Chief Financial Officer

Each person whose signature appears below hereby authorizes Maureen Mullarkey and Sara Beth Brown, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                    Title                                   Date
/s/ Charles N. Mathewson     Chairman of the Board of Directors and  December 7, 1999
Charles N. Mathewson         Chief Executive Officer

/s/ G. Thomas Baker          President and Chief Operating Officer   December 7, 1999
G. Thomas Baker

/s/ Maureen T. Mullarkey     Vice President, Finance and             December 7, 1999
Maureen T. Mullarkey         Chief Financial Officer

/s/ Albert J. Crosson        Director and Vice Chairman of the       December 7, 1999
Albert J. Crosson            Board of Directors

/s/ John J. Russell          Director                                December 7, 1999
John J. Russell

/s/ Warren L. Nelson         Director                                December 7, 1999
Warren L. Nelson

/s/ Wilbur K. Keating        Director                                December 7, 1999
Wilbur K. Keating

/s/ Frederick B. Rentschler  Director                                December 7, 1999
Frederick B. Rentschler

/s/ Claudine B. Williams     Director                                December 7, 1999
Claudine B. Williams

/s/Rockwell A. Schnabel      Director                                December 7, 1999
Rockwell A. Schnabel

SCHEDULE II - Consolidated Valuation and Qualifying Accounts


                          Balance at             Increase (Decrease)   Balance
                          Beginning                     in             at End
                          of Period   Provisions  Unrealized Gains    of Period
--------------------------------------------------------------------------------
(Dollars in thousands)
Valuation Allowance on
  Investment Securities:

   Year ended 09/30/97     $9,722        $  -          $(8,457)        $ 1,265
                           ======        ====          =======         =======
   Year ended 09/30/98     $1,265        $  -          $   788         $ 2,053
                           ======        ====          =======         =======
   Year ended 10/02/99     $2,053        $  -          $(3,600)        $(1,547)
                           ======        ====          =======         =======



                           Balance at                          Accounts    Balance
                           Beginning                            Written    at End
                            of Period  Provisions Recoveries      Off     of Period
-----------------------------------------------------------------------------------
(Dollars in thousands)
Allowance for
  Doubtful Accounts:

   Year ended 09/30/97     $ 5,681       $4,597        $236       $4,615    $ 5,899
                           =======       ======        ====       ======    =======
   Year ended 09/30/98     $ 5,899       $  927        $351       $1,665    $ 5,512
                           =======       ======        ====       ======    =======
   Year ended 10/02/99     $ 5,512       $3,959        $  6       $  573    $ 8,904
                           =======       ======        ====       ======    =======

Allowance for
  Doubtful Notes and
  Contracts Receivable:


   Year ended 09/30/97     $19,775       $4,911        $211       $6,668    $18,229
                           =======       ======        ====       ======    =======
   Year ended 09/30/98     $18,229       $3,808        $246       $5,555    $16,728
                           =======       ======        ====       ======    =======
   Year ended 10/02/99     $16,728       $4,194        $291       $1,559    $19,654
                           =======       ======        ====       ======    =======



                           Balance at                   Disposed      Balance
                           Beginning                    of and         at End
                            of Period   Provisions    Written Off     of Period
--------------------------------------------------------------------------------
(Dollars in thousands)
Obsolete Inventory Reserve:

   Year ended 09/30/97     $18,165      $11,381       $14,665        $14,881
                           =======      =======       =======        =======
   Year ended 09/30/98     $14,881      $ 9,173       $ 5,480        $18,574
                           =======      =======       =======        =======
   Year ended 10/02/99     $18,574      $19,185       $13,858        $23,901
                           =======      =======       =======        =======
