Form 10-Q
period 2000-01-01
INTERNATIONAL GAME TECHNOLOGY
filed 2000-02-15
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

   For the quarterly period ending:   January 1, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from _____ to_____

                        Commission File Number 001-10684


                          INTERNATIONAL GAME TECHNOLOGY
               (Exact name of registrant as specified in charter)

               Nevada                                  88-017304
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                  Outstanding at January 29, 2000
                      -----                  -------------------------------
                  Common Stock                         75,028,106
              par value $.000625 per share

                          International Game Technology
                                Table of Contents


                         Part I - Financial Information
                                                                        Page
  Item 1.Financial Statements:
         Condensed Consolidated Statements of Income -
           Three Months Ended January 1, 2000 and January 2, 1999.........4

         Condensed Consolidated Balance Sheets -
           January 1, 2000 and October 2, 1999............................5

         Condensed  Consolidated  Statements  of Cash Flows -
           Three months ended January 1, 2000 and January 2, 1999.........7

         Notes to Condensed Consolidated Financial Statements.............9

  Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................15

  Item 3.Quantitative and Qualitative Disclosures About Market Risk......21


                           Part II - Other Information
  Item 1.Legal Proceedings...............................................23
  Item 2.Changes in Securities...........................................23
  Item 3.Defaults Upon Senior Securities.................................23
  Item 4.Submission of Matters to a Vote of Security Holders.............23
  Item 5.Other Information...............................................23
  Item 6.Exhibits and Reports on Form 8-K................................23

  Signature..............................................................24

Part I - Financial Information

Item 1.  Financial Statements

      The following condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as "IGT," "Company," "we," "our," and "us"), without audit, and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in IGT's audited consolidated financial statements and notes for the year ended October 2, 1999. Operating results for current periods do not indicate the results that may be expected for the fiscal year ending September 30, 2000.

      You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the fiscal year ended October 2, 1999. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the condensed consolidated financial statements presented for the prior year comparable periods have been reclassified to be consistent with the presentation used in the current fiscal periods, including the reclassification of jackpot liabilities between current and long-term based on recent experience with winners electing the option to take a single discounted cash payment. This reclassification did not have a material impact on our condensed consolidated financial statements.

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

Condensed Consolidated Statements of Income

                                                     Three Months Ended
                                                  January 1,    January 2,
                                                    2000          1999
--------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
  Product sales                                   $ 109,760   $ 136,604
  Gaming operations                                  96,757      85,102
                                                  ---------   ---------
  Total revenues                                    206,517     221,706
                                                  ---------   ---------

Costs and Expenses
  Cost of product sales                              68,200      86,786
  Cost of gaming operations                          33,311      38,601
  Selling, general and administrative                32,968      29,742
  Depreciation and amortization                       5,396       6,107
  Research and development                           13,388      10,704
  Provision for bad debts                             1,839       1,372
  Impairment of assets and restructuring charges      1,779        --
                                                  ---------   ---------
  Total costs and expenses                          156,881     173,312
                                                  ---------   ---------

Income from Operations                               49,636      48,394
                                                    ---------   ---------

Other Income (Expense)
  Interest income                                    14,104      11,544
  Interest expense                                  (25,293)    (12,562)
  Gain (loss) on sale of assets                         (10)      3,970
  Other                                              27,819         449
                                                  ---------   ---------
  Other income, net                                  16,620       3,401
                                                  ---------   ---------

Income Before Income Taxes                           66,256      51,795
Provision for Income Taxes                           23,852      17,351
                                                  ---------   ---------
Net Income                                        $  42,404   $  34,444
                                                  =========   =========

Basic Earnings Per Share                          $    0.49   $    0.32
                                                  =========   =========

Diluted Earnings Per Share                        $    0.49   $    0.32
                                                  =========   =========

Weighted Average Common Shares Outstanding           86,401     108,017

Weighted Average Common and Potential Shares
  Outstanding                                        87,180     109,169





   The accompanying notes are an integral part of these condensed consolidated financial statements.

  Condensed Consolidated Balance Sheets

                                                            January 1,     October 2,
                                                              2000            1999
  -----------------------------------------------------------------------------------
  (Dollars in thousands)
  Assets
     Current assets
       Cash and cash equivalents                          $   463,179   $   426,343
       Investment securities, at market value                  18,415        18,546
     Accounts receivable, net of allowances for doubtful
       accounts of $11,470 and $8,904                         204,041       193,479
     Current maturities of long-term notes and contracts
       receivable, net of allowances                           54,999        74,987
     Inventories, net of allowances for obsolescence of
       $24,156 and $23,901:
       Raw materials                                           62,560        60,616
       Work-in-process                                          5,179         4,902
       Finished goods                                          47,334        51,094
                                                          -----------   -----------
       Total inventories                                      115,073       116,612
                                                          -----------   -----------
     Investments to fund liabilities to jackpot winners        27,598        27,702
     Deferred income taxes                                     24,119        23,977
     Assets held for sale                                        --          42,292
     Prepaid expenses and other                                39,738        51,302
                                                          -----------   -----------
       Total Current Assets                                   947,162       975,240
                                                          -----------   -----------
   Long-term notes and contracts receivable, net of
     allowances and current maturities                         65,638        60,870
                                                          -----------   -----------
   Property, plant and equipment, at cost
     Land                                                      19,926        19,938
     Buildings                                                 75,997        76,050
     Gaming operations equipment                               86,916        87,499
     Manufacturing machinery and equipment                    114,636       114,912
     Leasehold improvements                                     5,189         5,361
                                                          -----------   -----------
     Total                                                    302,664       303,760
     Less accumulated depreciation and amortization          (125,556)     (121,644)
                                                          -----------   -----------
     Property, plant and equipment, net                       177,108       182,116
                                                          -----------   -----------
   Investments to fund liabilities to jackpot winners         234,584       235,230
   Deferred income taxes                                       99,021        89,474
   Intangible assets                                          158,038       152,036
   Other assets                                                72,806        70,094
                                                          -----------   -----------
     Total Assets                                         $ 1,754,357   $ 1,765,060
                                                          ===========   ===========


  Condensed Consolidated Balance Sheets

                                                         January 1,    October 2,
                                                           2000          1999
  -------------------------------------------------------------------------------
  (Dollars in thousands)
  Liabilities and Stockholders' Equity
     Current liabilities
       Current maturities of long-term notes payable
         and capital lease obligations                 $     1,312   $     3,278
       Accounts payable                                     52,105        55,705
       Jackpot liabilities                                  86,204        81,141
       Accrued employee benefit plan liabilities             8,418        23,746
       Accrued interest                                     11,099        30,684
       Other accrued liabilities                            68,236        58,013
                                                       -----------   -----------
         Total Current Liabilities                         227,374       252,567
     Long-term notes payable and capital lease
      obligations, net of current maturities               990,696       990,436
     Long-term jackpot liabilities                         274,765       276,815
     Other liabilities                                       3,697         3,024
                                                       -----------   -----------
     Total Liabilities                                   1,496,532     1,522,842
                                                       -----------   -----------

     Commitments and contingencies                           --            --

   Stockholders' equity
     Common stock, $.000625 par value; 320,000,000
       shares authorized; 152,946,195 and 152,871,297
       shares issued                                            96            96
     Additional paid-in capital                            263,354       261,941
     Retained earnings                                     928,453       886,392
     Treasury stock; 66,971,367 and 65,515,867 shares
       at cost                                            (923,919)     (897,234)
     Accumulated other comprehensive income                (10,159)       (8,977)
                                                       -----------   -----------
       Total Stockholders' Equity                          257,825       242,218
                                                       -----------   -----------
       Total Liabilities and Stockholders' Equity      $ 1,754,357   $ 1,765,060
                                                       ===========   ===========













   The accompanying notes are an integral part of these condensed consolidated financial statements.

  Condensed Consolidated Statements of Cash Flows

                                                             Three Months Ended
                                                           January 1,  January 2,
                                                              2000       1999
-----------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                  $ 42,404   $ 34,444
                                                            --------   --------
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                              13,110     12,078
   Amortization of discounts and deferred offering costs         597       --
   Provision for bad debts                                     1,839      1,372
   Impairment of assets and restructuring charges              1,779       --
   Provision for inventory obsolescence                        2,230      3,520
   (Gain) loss on investment securities and fixed assets          10
                                                                         (3,970)
   Common stock awards                                           320        384
   (Increase) decrease in assets:
      Receivables                                              7,116     16,388
      Inventories                                             (5,635)   (19,882)
      Prepaid expenses and other                               4,641     (2,175)
      Other assets                                              (665)      (872)
      Net accrued and deferred income taxes, net of tax
       benefit of employee stock plans                        (4,851)    (3,333)
   Decrease in accounts payable and accrued liabilities      (40,242)   (16,490)
   Earnings of unconsolidated affiliates in excess of
    distributions                                             (6,012)    (1,401)
   Other                                                        (343)        53
                                                            --------   --------
      Total adjustments                                      (26,106)   (14,328)
                                                            --------   --------
      Net cash provided by operating activities               16,298     20,116
                                                            --------   --------



  Condensed Consolidated Statements of Cash Flows

                                                          Three Months Ended
                                                       January 1,     January 2,
                                                          2000           1999
 --------------------------------------------------------------------------------
 Dollars in thousands)
Cash Flows from Investing Activities
   Investment in property, plant and equipment           (2,809)        (2,944)
   Proceeds from sale of property, plant and equipment      594            311
   Purchase of investment securities                       (440)             -
   Proceeds from sale of investment securities                -          7,670
   Proceeds from sale of investments to fund liabilities to
    jackpot winners                                       5,604         10,121
   Purchase of investments to fund liabilities to jackpot
    winners                                              (4,854)       (12,627)
   Proceeds from sale of other assets                    41,667              -
   Investment in unconsolidated affiliates                  (55)             -
                                                       --------       --------
      Net cash provided by investing activities          39,707          2,531
                                                       --------       --------

Cash Flows from Financing Activities
   Proceeds from long-term debt                             637        225,296
   Principal payments on debt                            (2,572)      (229,755)
   Payments on jackpot liabilities                      (14,291)       (13,697)
   Collections from systems to fund jackpot liabilities  22,622         33,850
   Proceeds from employee stock plans and other             945            257
   Purchases of treasury stock                          (26,685)       (26,165)
   Payments of cash dividends                                 -         (3,266)
                                                       --------       --------
      Net cash used in financing activities             (19,344)       (13,480)
                                                       --------       --------

Effect of Exchange Rate Changes on Cash and Cash
   Equivalents                                              175         (2,217)
                                                       --------        -------
Net Increase in Cash and Cash Equivalents                36,836          6,950

Cash and Cash Equivalents at:
   Beginning of Period                                  426,343        175,413
                                                       --------       --------
   End of Period                                       $463,179       $182,363
                                                       ========       ========












   The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.  Notes and Contracts Receivable

    The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                               January 1,     October 2,
                                  2000           1999
--------------------------------------------------------
(Dollars in thousands)
Current                          $15,598       $14,157
Long-term                          5,768         5,497
                                 -------       -------
                                 $21,366       $19,654
                                 =======       =======

2.  Concentrations of Credit Risk

    The financial instruments that potentially subject IGT to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. IGT maintains cash and cash equivalents with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.


    Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables.

    Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows at January 1, 2000:

            Region
            -----------------------------------------------------
              Nevada                                          30%
              Native American casinos                         17%
              Other US regions including joint ventures       11%
              Australia                                        9%
              South America                                    9%
              Europe                                           8%
              Other international (individually less than 3%)  7%
              Atlantic City (distributor and other)            5%
              Riverboats (greater Mississippi River area)      4%
                                                             ----
                 Total                                       100%
                                                             ====

3.  Intangible Assets

    Intangible assets consist of the following:

                                                    January 1,     October 2,
                                                       2000           1999
     ------------------------------------------------------------------------
     (Dollars in thousands)
     Intellectual property                           $  1,650       $  1,650
     Excess of cost over net assets acquired          160,279        153,209
                                                      -------        -------
                                                      161,929        154,859
     Less accumulated amortization                     (3,891)        (2,823)
                                                      -------        -------
                                                     $158,038       $152,036
                                                     ========       ========

4.  Impairment of Assets and Restructuring Costs

    In the fourth quarter of 1999, the recoverability of certain IGT-Australia intangible assets was evaluated. Based on our review, we determined the impairment of the intangible assets to be their total unamortized value of $86.8 million and recorded this charge. In addition, we commenced a restructuring of our IGT-Australia operation and recorded restructuring charges of approximately $6.0 million. The charges included inventory obsolescence of $4.0 million and $2.0 million in asset and facility redundancy costs. In the first quarter of fiscal 2000, we recorded additional restructuring costs of $2.1 million related to employee terminations. This restructuring will result in the elimination of approximately 124 administrative and manufacturing positions. As of January 1, 2000, 69 positions have been eliminated resulting in payments of $1.0 million. Other restructuring costs of $162,000 were paid during the current quarter.

    Impairment charges of $5.3 million were recorded in the fourth quarter of fiscal 1999, relating to changes in the recoverability of inventory and receivables in Brazil. The government in Brazil recently rescinded the law allowing gaming devices in bingo halls throughout this market. In the first quarter of fiscal 2000, we received payment of $358,000 for receivables previously considered fully impaired.

5.  Earnings Per Share

    The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS:

                                                        Three Months Ended
                                                     January 1,    January 2,
                                                        2000          1999
     ------------------------------------------------------------------------
     (Dollars in thousands, except per share amounts)
     Net income                                       $42,404        $34,444

     Weighted average common shares outstanding        86,401        108,017
     Dilutive effect of stock options outstanding         779          1,152
                                                      -------        -------
     Weighted average common and potential
       shares outstanding                              87,180        109,169
                                                      =======        =======

     Basic earnings per share                         $  0.49        $  0.32
     Diluted earnings per share                       $  0.49        $  0.32

    Options to purchase 1.3 million and 833,000 shares of common stock at January 1, 2000 and January 2, 1999, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

    Subsequent to the end of the quarter during the period of January 2, 2000 to January 29, 2000, we purchased 11.0 million shares, or approximately 13% of our outstanding common stock pursuant to an issuer-tender offer. There were no other transactions during the same period which would have materially changed the number of common shares or potential common shares outstanding.

6.  Income Taxes

    Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

7.  Comprehensive Income

    Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                                        Three Months Ended
                                                    January 1,      January 2,
                                                       2000            1999
         ---------------------------------------------------------------------
         (Dollars in thousand)
         Net income                                   $42,404        $34,444
         Net change in other comprehensive income      (1,182)           (21)
                                                      --------       -------
         Comprehensive income                         $41,222        $34,423
                                                      =======        =======

8.  Supplemental Cash Flows Information

    Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

     In December 1999, notes receivable increased by $4.1 million as the result of converting our investment in Access Systems Pty., Ltd. ("Access") from an equity to a debt instrument.

    We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. As the net result of transfers between inventory and fixed assets, property, plant and equipment increased $4.9 million during the current period and $11.1 million during the comparable prior year period.

    The tax benefit of employee stock plans totaled $148,000 for the three months ended January 1, 2000 and $253,000 during the year earlier period.

    Interest payments totaled $44.6 million for the first three months of fiscal 2000 and $12.0 million for the first three months of fiscal 1999. Cash payments for income taxes totaled $25.9 million for the three months ended January 1, 2000 and $19.3 million for the three months ended January 2, 1999.

9.  Contingencies

    We have been named in and have brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a major effect on our financial position or results of future operations.

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

    Additionally, in November 1996, we commenced an action against WMS in the Trial Court seeking a judgment declaring that WMS' Model 401 slot machine also infringed the Telnaes patent. In December 1996, the Court granted our motion for a preliminary injunction and enjoined WMS from the manufacture, use and sale of the Model 401 slot machine. WMS filed a notice of appeal on May 7, 1998. In July 1999, in a second suit on WMS' Model 401 machine that was heard by the Federal Circuit Court of Appeals at the same time, the Court reversed the District Court's granting of a preliminary injunction to IGT prohibiting the make, use or sale of WMS' Model 401 machine. The Appellate Court ruled that a different interpretation of the patent claims than that made by the District Court was appropriate.

    Under a settlement agreement reached in December 1999, the two above-mentioned lawsuits were dismissed and WMS agreed to pay IGT approximately $27.0 million, as well as $1.7 million related to certain limited WMS operations previously conducted under a license from IGT. Until February 24, 2002 when the Telnaes Patent expires, WMS will refrain from making, using, selling or offering for sale its Model 400 and 401 machines, or any other machine that infringes the Telnaes Patent.

10.   Business Segments
    IGT operates principally in two lines of business: (1) the development, manufacturing, marketing and distribution of gaming products, what we refer to as "Gaming Product Sales," and (2) the development, marketing and operation of wide-area progressive systems, what we refer to as "Gaming Operations."

                                                        Three Months Ended
                                                     January 1,      January 2,
         Lines of Business                             2000            1999
         ---------------------------------------------------------------------
         (Dollars in thousand)
         Revenues
            Manufacture of gaming products            $109,760       $136,604
            Gaming operations                           96,757         85,102
                                                      --------       --------
              Total                                   $206,517       $221,706
                                                      ========       ========

         Operating Profit
            Manufacture of gaming products            $ 15,884        $25,528
            Gaming operations                           40,335         32,514
                                                       -------        -------
              Total                                     56,219         58,042
                                                       -------        -------

            Other income (expense), including interest
              expense                                   10,037         (6,247)
                                                       -------        -------

         Income Before Income Taxes                    $66,256        $51,795
                                                       =======        =======

         Depreciation and Amortization
            Manufacture of gaming products             $ 1,382        $ 1,326
            Gaming operations                            6,423          4,648
            Corporate                                    5,305          6,104
                                                       -------        -------
              Total                                    $13,110        $12,078
                                                       =======        =======

    IGT's operations are based in the United States and internationally. The table below presents information as to our operations by these two regions.

                                                        Three Months Ended
                                                    January 1,      January 2,
         Geographic Areas                              2000            1999
         ---------------------------------------------------------------------
         (Dollars in thousand)
         Revenues
            Domestic
             Unaffiliated customers                   $159,566       $140,293
             Inter-area transfers                        9,721          8,092
            International
             Unaffiliated customers                     46,951         81,413
             Inter-area transfers                        1,506          2,701
            Eliminations                               (11,227)       (10,793)
                                                      --------       --------
             Total                                    $206,517       $221,706
                                                      ========       ========

         Operating Profit
            Domestic                                  $ 60,778       $ 47,848
            International                               (4,559)        10,194
                                                      --------       --------
             Total                                      56,219         58,042
                                                      --------       --------
            Other income (expense), including
              interest expense                          10,037         (6,247)
                                                      --------       --------

         Income Before Income Taxes                   $ 66,256       $ 51,795
                                                      ========       ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended January 1, 2000 Compared to the Three Months Ended January 2, 1999

    Net income for the current quarter totaled $42.4 million or $.49 per diluted share, including a legal settlement of $27.0 million ($17.3 million net of tax) received from WMS Gaming, Inc. ("WMS") and restructuring charges of $1.8 million ($1.2 million, net of tax) primarily related to our Australian operations. The settlement resulted from lawsuits related to IGT's claim that WMS infringed upon our Telnaes patent for virtual reel technology (see Note 9 in Notes to Condensed Consolidated Financial Statements). Net income for the quarter ended January 1, 2000, before the one-time events described above, totaled $26.3 million or $0.30 per diluted share compared to $34.4 million or $0.32 per diluted share in the prior year quarter.

Revenues and Gross Profit Margins
    Revenues for the first quarter of fiscal 2000 totaled $206.5 million compared to $221.7 million in the first quarter of fiscal 1999. Worldwide, IGT shipped 19,500 gaming machines for product sales of $109.8 million during the current quarter versus 32,200 units and $136.6 million in the comparable prior year quarter. Domestic unit shipments increased 16% to 8,400 in the current quarter compared to 7,200 machines in the year earlier quarter. Domestic shipments for the current period included 1,500 machines to Greektown in Michigan, representing a 67% market share. The overall increase in sales domestically was primarily due to expansion in Michigan, Iowa and West Virginia, as well as continued growth in the Native American markets. Current quarter international sales of 11,200 units represented 57% of total units, compared to 25,000 units, or 78% of total units, during first quarter of fiscal 1999. The prior year quarter included record sales of 14,000 units in Japan, attributable to our most popular pachisuro game, Popper King. Comparably, the current quarter included sales of 1,600 units in this market.

    Revenues from gaming operations in the first quarter of fiscal 2000 increased 14% to $96.8 million from $85.1 million for the same quarter last year. This growth resulted from the success of Elvis, Triple Play Poker in MegaJackpot and stand-alone formats, the inclusion of Sodak's Native American MegaJackpot related revenue, and the introduction of Wheel of Fortune in a nickel video format in September 1999. The installed base of machines operating on MegaJackpots systems grew to 16,200 units at the end of the current quarter compared to 14,300 machines one year earlier. Eleven older, less productive systems were discontinued during the quarter, while new games such as Elvis and Triple Play Poker continued to grow. Positive customer reaction increased the installed base of video Wheel of Fortune to approximately 1,700 units in six jurisdictions by the end of the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Gross profit on total revenues for the first quarter of fiscal 2000 increased 9% to $105.0 million compared to $96.3 million for the first quarter of fiscal 1999, related primarily to growth in gaming operations. The gross margin percentage on product sales improved to 38% for the current quarter from 36% in the year earlier period, due primarily to improved domestic margins. The domestic gross margin for the current quarter increased to 40% from 37% in the prior year, as the result of reductions in inventory obsolescence, as well as the elimination of the distributor discount to Sodak. The gross margin on gaming operations grew to $63.4 million or 66% in the current quarter versus $46.5 million or 55% for the first quarter of fiscal 1999.

Expenses
    Selling, general and administrative expenses increased $3.2 million to $33.0 million in the first quarter of fiscal 2000 compared to the same prior year period. This fluctuation is primarily due to the inclusion of Sodak's operating expenses. Depreciation and amortization expense, not included in cost of sales, for the current quarter declined 12% from the prior year quarter to $5.4 million primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

    Research and development expenses increased $2.7 million to $13.4 million for the current quarter reflecting an increase in engineering personnel domestically. Bad debt expense totaled $1.8 million in the current quarter compared to $1.4 million for the first quarter of fiscal 1999. An increase in provisions for domestic receivables was offset by a decline in international bad debt expense, reflecting the current quarter product sales mix. Restructuring charges of $1.8 million resulted primarily from severance related costs in Australia.

    Operating income for the current quarter, excluding the restructuring charges, totaled $51.4 million or 25% of revenues versus $48.4 million or 22% of revenues in the first quarter of fiscal 1999 due primarily to the improved gross profit margin in gaming operations, as well as the increase in domestic product sales which carry higher gross margins.

Other Income and Expense
    Other income, net for the quarter totaled $16.6 million compared to $3.4 million in the first quarter of fiscal 1999. The $27.0 million settlement from WMS was partially offset by increased interest expense from our $1.0 billion Senior Notes. Operation of our MegaJackpots systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

    Our worldwide tax rate increased to 36% from 33.5% in the year earlier quarter, as a result of additions to the valuation allowance for international deferred tax assets and nondeductible goodwill related to the Sodak acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business  Segments   Operating  Profit  (See  Note  10  of  Notes  to  Condensed
Consolidated  Financial  Statements)

     Operating profit for our manufacturing and gaming operations segments reflects an allocation of selling, general and administrative expenses, engineering expenses, interest income and interest expense to each of these business segments.

    Manufacturing operating profit totaled $15.8 million or 14% of related revenues compared to $25.5 million or 19% of manufacturing revenues in the prior period. This fluctuation reflects improvement in the gross margin to 38% of product sales revenues from 36% in the year earlier period. Increased research and development costs and an increase in interest expense allocated to the manufacturing segment from the $1.0 billion Senior Notes offset the improvement in manufacturing gross profit. Impairment of assets and restructuring charges also negatively impacted the manufacturing operating profit.

    Fiscal 2000 first quarter operating profit for the gaming operations segment increased $7.8 million or 24% compared to the prior year period. This improvement resulted from the growth in MegaJackpots related revenue, higher interest rates which lowered the cost of funding jackpot payments and the inclusion of gaming operations revenue from Sodak.

Financial Condition, Liquidity and Capital Resources

    We believe that existing cash balances, short-term investments and available borrowing capacity together with funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months. IGT's cash and short-term investments are available for strategic investments, mergers and acquisitions, as well as to fund our stock repurchase program.

Working Capital
    Working capital declined $2.9 million to $719.8 million during the first three months of fiscal 2000. Changes in current assets which contributed to the overall fluctuation in working capital included a decrease in receivables as a result of sales volume. Changes in current liabilities included a decrease in accrued interest and accrued employee benefit plan liabilities, resulting from payments during the current period. This decrease was partially offset by an increase in other accrued liabilities, due to the timing of estimated tax payments. Additionally, current jackpot liabilities increased in response to the overall growth in our MegaJackpots systems.

Cash Flows
    IGT's cash and cash equivalents totaled $463.2 million at January 1, 2000, a $36.8 million increase from the prior fiscal year end. Cash provided by operating activities totaled $16.3 million in the first three months of fiscal 2000 compared to $20.1 million during the same prior year period. During these periods, fluctuations in receivables, payables and inventories, influenced by sales volumes and timing, resulted in the most significant changes in cash flows from operating activities. In the current period, the decrease in accrued liabilities is due to the timing of the interest payments on our $1 billion Senior Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Our proprietary systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities provided cash of $9.1 million in the first three months of fiscal 2000 and $17.6 million during the comparable prior year period.

    Cash provided by investing activities increased to $39.7 million in the first three months of fiscal 2000 from $2.5 million during the year earlier period. This increase resulted primarily from the proceeds of the October 1999 sale of the Miss Marquette Iowa riverboat which was held for sale when IGT acquired Sodak. Purchases of treasury stock of $26.7 million in the current period and $26.2 million in the comparable year earlier period were the primary uses of financing cash.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which consists of income from operations excluding depreciation and amortization as reflected on IGT's consolidated statements of cash flows, totaled $62.7 million in the current quarter versus $60.5 million for the first quarter of fiscal 1999.

Credit Facilities
    Our domestic and foreign borrowing facilities totaled $276.5 million at January 1, 2000. Of this amount, $1.3 million was drawn, $3.2 million was reserved for letters of credit and the remaining $272.0 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At January 1, 2000, we were in compliance with all applicable covenants.

Stock Repurchase Plan
    A stock repurchase plan was initially authorized by the Board of Directors in October 1990. As of January 29, 2000, the remaining share repurchase authorization, as amended, totaled 14.0 million additional shares. During the period October 3, 1999 to January 29, 2000, we repurchased 12.5 million shares for an aggregate purchase price of $257.8 million, including 11.0 million shares repurchased pursuant to an issuer-tender offer at $21.00 per share.

Recently Issued Accounting Standards

    On June 30, 1998, the FASB issued SFAS No. 133,  "Accounting  for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of our fiscal year 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year 2000
    The term Year 2000 or Y2K is used to refer to a worldwide computer-related problem where software programs in computer systems will not work properly when processing a date later than December 31, 1999. If IGT or its customers, suppliers, or other third parties failed to make corrections for programs that have defined dates using a two-digit year, this could have resulted or may yet result in system failure or malfunction of certain computer equipment, software, and other devices dependent upon computerized mechanisms that are date sensitive. As of January 29, 2000, our information systems have not been adversely affected by the change to the calendar year 2000. There were no internal system disruptions and we were not aware of any failures affecting third parties with whom we conduct business.

    We utilized both internal and external resources to accomplish our Year 2000 plan. The total cost was $2.7 million and was funded from operating cash flows. Approximately $2.2 million of this total was for the replacement of non-compliant equipment and software, which we capitalized as fixed assets in fiscal 1999. We continue to monitor internal and third party information technology systems for Y2K issues but do not anticipate significant future difficulties. While we continue to believe that Y2K issues will not materially affect our consolidated financial position or results of operations, it remains uncertain to what extent if any we may be impacted.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements
    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.

    Such forward-looking statements and IGT's operations, financial condition and results of operations involve known and unknown risks, and uncertainties. Such risks and factors include, but are not limited to, the following:

o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets
o    delays of scheduled  openings of newly constructed or planned casinos
o    the effect of changes in economic conditions
o    a decline in public acceptance of gaming
o unfavorable public referendums or anti-gaming legislation o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems
o    delays in approvals from regulatory agencies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

o political and economic instability in developing international markets for IGT's products
o    a decline in the demand for replacement machines
o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos
o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors
o    the loss of a significant distributor
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments
o    loss or retirement of our key executives
o approval of pending patent applications of parties unrelated to IGT that restrict our ability to compete effectively with products that are the subject of such pending patents or infringement upon existing patents
o    the effect of regulatory and governmental actions
o unfavorable determination of suitability by gaming regulatory authorities with respect to IGT's officers, directors or key employees
o the limitation, conditioning, suspension or revocation of any of our gaming licenses o fluctuations in foreign exchange rates, tariffs and other barriers o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts
o    the loss of  sublessors  of the leased  properties  no longer used by IGT
o    IGT's inability to successfully remedy the Year 2000 readiness issue
o with respect to legal actions pending against IGT, the discovery of facts not presently known to IGT or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation.

   We do not undertake to update our forward-looking statements to reflect future events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    Under established procedures and controls, IGT enters into contractual arrangements, or derivatives, in the ordinary course of business to hedge its exposure to foreign exchange rate and interest rate risk. The counterparties to these contractual arrangements are major financial institutions. Although IGT is exposed to credit loss in the event of nonperformance by these counterparties, management believes that losses related to counterparty credit risk is not likely.

Foreign Currency Risk
    We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At January 1, 2000 and October 2, 1999, IGT had net foreign currency transaction exposure of $55.0 million and $41.7 million, respectively. At January 1, 2000 and October 2, 1999, $41.2 million and $38.8 million of the exposure was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

    Given our balanced foreign exchange objective, a ten percent adverse change in foreign exchange rates upon which these contracts are based would result in exchange gains and losses from these contracts that would, in all material aspects, be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. Exchange rate gains and losses from unhedged foreign currency exposures are not expected to be material.

    As currency exchange rates change, translation of the income statements of IGT's international businesses into US dollars affects year-over-year comparability of operating results. IGT does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. IGT does not enter into hedges to minimize volatility of reported earnings.

    Changes in the currency exchange rates that would have the largest impact on translating IGT's international operating results include the Australian dollar, British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would impact reported current and prior year-to-date operating results by less than $1.0 million. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
    IGT's results of operations are exposed to fluctuations in the costs of US Government securities used to fund liabilities to jackpot winners. IGT records gaming operations expense for future jackpots based on current rates for these US government securities which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. Management estimates that a 10% decline in interest rates would impact gaming operations gross profit by $0.7 million in the current year-to-date period and $1.0 million in the prior year period. IGT currently does not manage this exposure with derivative financial instruments. The

$1.0 billion Senior Notes issued in May 1999 carry interest at fixed rates. If interest rates increased by 10%, then the fair market value of the Notes would decrease approximately $39.0 million at January 1, 2000 and $45.0 million at October 2, 1999.

Part II - Other Information


Item 1.  Legal Proceedings

    (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

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

Date: February 14, 2000

                                             INTERNATIONAL GAME TECHNOLOGY



                                             By:/s/Maureen Mullarkey
                                                Maureen Mullarkey
                                                Vice President, Finance and
                                                Chief Financial Officer