Form 10-Q
period 2000-04-01
INTERNATIONAL GAME TECHNOLOGY
filed 2000-05-15
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the quarterly period ending:   April 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at April 29, 2000
              -----                     -----------------------------
           Common Stock                           72,152,977
   par value $.000625 per share

                          International Game Technology

                                Table of Contents

                         Part I - Financial Information

                                                                        Page

  Item 1.Financial Statements:
         Condensed Consolidated Statements of Income -
           Three and Six Months Ended April 1, 2000 and April 3, 1999.....4

         Condensed Consolidated Balance Sheets -
           April 1, 2000 and October 2, 1999..............................5

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended April 1, 2000 and April 3, 1999...............7

         Notes to Condensed Consolidated Financial Statements.............9

  Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................14

  Item 3.Quantitative and Qualitative Disclosures About Market Risk......20


                           Part II - Other Information

  Item 1.Legal Proceedings...............................................22

  Item 2.Changes in Securities...........................................22

  Item 3.Defaults Upon Senior Securities.................................22

  Item 4.Submission of Matters to a Vote of Security Holders.............22

  Item 5.Other Information...............................................22

  Item 6.Exhibits and Reports on Form 8-K................................22

  Signature..............................................................23

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

      The following trademarks are owned by IGT and are registered with the U.S. Patent and Trademark Office: International Game Technology; IGT; the IGT logo with spade design; Double Diamond; Megabucks; Player's Edge-Plus; and Red, White & Blue. IGT also owns the trademark rights to the following: Game King; iGame with Design (interactive gaming); IGS; IGT Gaming systems; MegaJackpots; Nickels Deluxe; Slot Line; S-Plus Limited Series; Super Megabucks; Totem Pole; Vision Series; and Vision Slot. Elvis is a registered trademark of Elvis Presley
Enterprises, Inc. Wheel of Fortune is a registered trademark of Califon Productions, Inc. Jeopardy! is a registered trademark of Jeopardy Productions, Inc. Five-Deck Frenzy is a trademark of Shuffle Master, Inc.

Condensed Consolidated Statements of Income


                                         Three Months Ended        Six Months Ended
                                         April 1,   April 3,      April 1,   April 3,
                                           2000       1999          2000       1999
--------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)

Revenues

  Product sales                         $118,656    $139,616      $228,416    $276,220
  Gaming operations                       99,397      81,255       196,154     166,357
                                        --------    --------      --------    --------
  Total revenues                         218,053     220,871       424,570     442,577
                                        --------    --------      --------    --------
Costs and Expenses

  Cost of product sales                   75,283      88,510       143,483     175,296
  Cost of gaming operations               32,861      31,138        66,173      69,739
  Selling, general and administrative     35,740      31,972        68,709      61,713
  Depreciation and amortization            5,252       6,266        10,648      12,373
  Research and development                13,318      10,408        26,707      21,112
  Provision for bad debts                  1,436       2,148         3,275       3,521
  Impairment of assets and restructuring
   charges                                     -           -         1,779           -
                                        --------    --------      --------    --------
  Total costs and expenses               163,890     170,442       320,774     343,754
                                        --------    --------      --------    --------
Income from Operations                    54,163      50,429       103,796      98,823
                                        --------    --------      --------    --------

Other Income (Expense)

  Interest income                         13,001      14,570        27,105      26,113
  Interest expense                       (25,621)    (12,622)      (50,914)    (25,185)
  Gain (loss) on the sale of assets         (762)       (100)         (771)      3,870
  Other                                   (2,094)     (1,404)       25,725        (956)
                                        --------    --------      --------    --------
  Other income (expense), net            (15,476)        444         1,145       3,842
                                        --------    --------      --------    --------

Income Before Income Taxes                38,687      50,873       104,941     102,665
Provision for Income Taxes                13,927      17,042        37,779      34,393
                                        --------    --------      --------    --------
Net Income                              $ 24,760    $ 33,831      $ 67,162    $ 68,272
                                        ========    ========      ========    ========

Basic Earnings Per Share                $   0.33    $   0.32      $   0.83    $   0.64
                                        ========    ========      ========    ========
Diluted Earnings Per Share              $   0.33    $   0.32      $   0.82    $   0.64
                                        ========    ========      ========    ========

Weighted Average Common Shares
  Outstanding                             75,247     104,921        80,824     106,480

Weighted Average Common and Potential
  Shares Outstanding                      76,048     105,652        81,614     107,425










                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

Condensed Consolidated Balance Sheets

                                                        April 1,        October 2,
                                                         2000             1999
---------------------------------------------------------------------------------
(Dollars in thousands)

Assets
 Current assets
   Cash and cash equivalents                           $  193,108      $  426,343
   Investment securities at market value                   28,833          18,546
   Accounts receivable, net of allowances for doubtful
     accounts of $15,370 and $8,904                       183,295         193,479
   Current maturities of long-term notes and contracts
     receivable, net of  allowances                        56,251          74,987
   Inventories, net of allowances for obsolescence of
     $26,685 and $23,901:
     Raw materials                                         58,849          60,616
     Work-in-process                                        3,791           4,902
     Finished goods                                        56,740          51,094
                                                         --------        --------
     Total inventories                                    119,380         116,612
                                                         --------        --------
   Investments to fund liabilities to jackpot winners      27,897          27,702
   Deferred income taxes                                   21,946          23,977
   Assets held for sale                                         -          42,292
   Prepaid expenses and other                              59,813          51,302
                                                         --------        --------
     Total Current Assets                                 690,523         975,240
                                                         --------        --------
 Long-term notes and contracts receivable, net of
   allowances and current maturities                       60,298          60,870
                                                         --------        --------
 Property, plant and equipment, at cost
   Land                                                    19,913          19,938
   Buildings                                               75,968          76,050
   Gaming operations equipment                             82,486          87,499
   Manufacturing machinery and equipment                  114,831         114,912
   Leasehold improvements                                   5,145           5,361
                                                         --------        --------
   Total                                                  298,343         303,760
   Less accumulated depreciation and amortization        (131,198)       (121,644)
                                                         --------        --------
   Property, plant and equipment, net                     167,145         182,116
                                                         --------        --------
 Investments to fund liabilities to jackpot winners       234,660         235,230
 Deferred income taxes                                     94,727          89,474
 Intangible assets                                        156,351         152,036
 Other assets                                              83,397          70,094
                                                         --------        --------
   Total Assets                                        $1,487,101      $1,765,060
                                                       ==========      ==========











                                   (continued)

Condensed Consolidated Balance Sheets (continued from previous page)


                                                         April 1,       October 2,
                                                          2000            1999
----------------------------------------------------------------------------------
(Dollars in thousands)

Liabilities and Stockholders' Equity
  Current liabilities
   Current maturities of long-term notes payable and
     capital lease obligations                        $    1,942      $    3,278
   Accounts payable                                       44,022          55,705
   Jackpot liabilities                                    67,543          81,141
   Accrued employee benefit plan liabilities              15,799          23,746
   Accrued interest                                       31,481          30,684
   Other accrued liabilities                              66,659          58,013
                                                      ----------      ----------
     Total Current Liabilities                           227,446         252,567
  Long-term notes payable and capital lease
   obligations, net of current maturities                990,961         990,436
  Long-term jackpot liabilities                          265,937         276,815
  Other liabilities                                        8,855           3,024
                                                      ----------      ----------
  Total Liabilities                                    1,493,199       1,522,842
                                                      ----------      ----------

  Commitments and contingencies (see Note 9)                   -               -

  Stockholders' equity
   Common stock, $.000625 par value; 320,000,000
     shares authorized; 153,202,969 and 152,871,297
     shares issued                                            96              96
   Additional paid-in capital                            267,521         261,941
   Retained earnings                                     953,442         886,392
   Treasury stock; 81,170,767 and 65,515,867 shares,
     at cost                                          (1,215,694)       (897,234)
   Accumulated other comprehensive loss                  (11,463)         (8,977)
                                                      ----------      ----------
     Total Stockholders' Equity                           (6,098)        242,218
                                                      ----------      ----------
     Total Liabilities and Stockholders' Equity       $1,487,101      $1,765,060
                                                      ==========      ==========



















                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                Six Months Ended
                                                              April 1,     April 3,

                                                               2000         1999
-----------------------------------------------------------------------------------
(Dollars in thousands)

Cash Flows from Operating Activities
Net income                                                  $ 67,162       $ 68,272
                                                            --------       --------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                              29,216         29,134
   Amortization of discounts and deferred offering costs       1,205              -
   Provision for bad debts                                     3,275          3,521
   Impairment of assets and restructuring charges              1,779              -
   Provision for inventory obsolescence                        9,247          6,310
   (Gain) loss on investment securities and fixed assets         771         (3,870)
   Common stock awards                                           639            710
   (Increase) decrease in assets:
     Receivables                                              27,935         25,469
     Inventories                                             (21,190)       (30,149)
     Prepaid expenses and other                              (17,118)         1,607
     Other assets                                             (7,111)        (3,699)
    Net accrued and deferred income taxes, net of tax
      benefit of employee stock plans                          1,114          9,292
   Decrease in accounts payable and accrued liabilities      (15,099)        (9,568)
   Earnings of unconsolidated affiliates (in excess of)
     less than distributions                                 (10,587)         3,686
   Other                                                        (112)             1
                                                            --------       --------
     Total adjustments                                         3,964         32,444
                                                            --------       --------
     Net cash provided by operating activities                71,126        100,716
                                                            --------       --------
Cash Flows from Investing Activities

   Investment in property, plant and equipment                (5,736)        (6,081)
   Proceeds from sale of property, plant and equipment           671            659
   Purchase of investment securities                          (9,500)             -
   Proceeds from sale of investment securities                     -          8,791
   Proceeds from investments to fund liabilities to jackpot
     winners                                                  12,337         20,902
   Purchase of investments to fund liabilities to jackpot
     winners                                                 (11,962)       (19,489)
   Proceeds from sale of other assets                         41,914              -
   Investment in unconsolidated affiliates                       (55)             -
                                                            --------       --------
     Net cash provided by investing activities                27,669          4,782
                                                            --------       --------








                                   (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                               Six Months Ended
                                                             April 1,     April 3,
                                                              2000         1999
----------------------------------------------------------------------------------
(Dollars in thousands)

Cash Flows from Financing Activities
   Proceeds from long-term debt                               2,442       598,566
   Principal payments on debt                                (3,812)     (536,520)
   Payments on jackpot liabilities                          (61,526)      (58,240)
   Collections from systems to fund jackpot liabilities      43,906        56,899
   Proceeds from employee stock plans                         4,562         2,473
   Purchases of treasury stock                             (318,460)     (140,774)
   Payment of cash dividends                                      -        (6,458)
                                                           --------      --------
     Net cash used in financing activities                 (332,888)      (84,054)
                                                           --------      --------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                             858        (3,697)
                                                           --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents       (233,235)       17,747

Cash and Cash Equivalents at:
   Beginning of Period                                      426,343       175,413
                                                           --------      --------
   End of Period                                           $193,108      $193,160
                                                           ========      ========



























                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

Notes to Condensed Consolidated Financial Statements

1.  Notes and Contracts Receivable

    The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                                  April 1,      October 2,
                                                   2000           1999
                -----------------------------------------------------------
                (Dollars in thousands)
                Current                          $12,689         $14,157
                Long-term                          3,930           5,497
                                                 -------         -------
                                                 $16,619         $19,654
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

    Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows at April 1, 2000:

            Domestic
              Nevada                                      31%
              Native American casinos                     21%
              Atlantic City (distributor and other)        7%
              Riverboats (greater Mississippi River area) 4% Other US regions including joint ventures 8%
                                                         ----
                 Total domestic                           71%
                                                         ----

            International
              Europe                                      10%
              South America                                9%
              Australia                                    6%
              Other international (individually
                less than 3%)                              4%
                                                         ----
                 Total international                      29%
                                                         ----
              Total                                      100%
                                                         ====

3.    Intangible Assets

    Intangible assets consist of the following:

                                                  April 1,     October 2,
                                                   2000          1999
                ---------------------------------------------------------
                (Dollars in thousands)

                Intellectual property           $  1,650       $  1,650
                Excess of cost over net assets
                  acquired                       159,642        153,209
                                                --------       --------
                                                 161,292        154,859
                Less accumulated amortization     (4,941)        (2,823)
                                                --------       --------
                                                $156,351       $152,036
                                                ========       ========

4.    Impairment of Assets and Restructuring Costs

    In the fourth quarter of 1999, the recoverability of certain IGT-Australia intangible assets was evaluated. Based on our review, we determined the impairment of the intangible assets to be their total unamortized value of $86.8 million and recorded this charge. In addition, we commenced a restructuring of our IGT-Australia operation and recorded restructuring charges of approximately $6.0 million. The charges included inventory obsolescence of $4.0 million and $2.0 million in asset and facility redundancy costs. In the first quarter of fiscal 2000, we recorded additional restructuring costs of $2.1 million related to employee terminations. This restructuring will result in the elimination of approximately 124 administrative and manufacturing positions. As of April 1, 2000, 72 positions have been eliminated resulting in payments of $1.1 million. Other restructuring costs of $422,000 were paid during the first half of fiscal 2000.

    Impairment charges of $5.3 million were recorded in the fourth quarter of fiscal 1999, relating to changes in the recoverability of inventory and receivables in Brazil. The government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. In the first quarter of fiscal 2000, we received payment of $358,000 for receivables previously considered fully impaired.

5.    Earnings Per Share

    The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS:


                                          Three Months Ended     Six Months Ended
                                          April 1,  April 3,    April 1,  April 3,
                                            2000      1999        2000      1999
    ------------------------------------------------------------------------------
    (Amounts in thousand,
      except per share amounts)
    Net income                            $24,760   $ 33,831    $67,162   $ 68,272
                                          =======   ========    =======   ========

    Weighted average common shares
      outstanding                          75,247    104,921     80,824    106,480
    Dilutive effect of stock options
      outstanding                             801        731        790        945
                                           ------    -------     ------    -------
    Weighted average common and potential
       shares outstanding                  76,048    105,652     81,614    107,425
                                          =======    =======    =======    =======

     Basic earnings per share             $  0.33   $   0.32    $  0.83   $   0.64
     Diluted earnings per share           $  0.33   $   0.32    $  0.82   $   0.64

     Number of common shares excluded
       from diluted EPS because option
       exercise price was greater than
       average market price                   862      1,354      1,278        868


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

7.  Comprehensive Income

    Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                         Three Months Ended    Six Months Ended
                                          April 1, April 3,    April 1, April 3,
                                           2000     1999        2000      1999
     ---------------------------------------------------------------------------
     (Dollars in thousands)

     Net income                          $24,760  $33,831     $67,162   $68,272
     Net change in other comprehensive
       income                             (1,304)     (15)     (2,486)      (36)
                                         -------  -------     -------   -------
     Comprehensive income                $23,456  $33,816     $64,676   $68,236
                                         =======  =======     =======   =======

8.  Supplemental Cash Flows Information

    Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

    During fiscal 2000, notes receivable increased by $3.9 million as the result of converting our investment in Access Systems Pty., Ltd. ("Access") from an equity to a debt instrument.

    We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. As the net result of transfers between inventory and fixed assets, property, plant and equipment increased $5.0 million during the current period and $19.8 million during the comparable prior year period.

    The tax benefit of employee stock plans totaled $400,000 for both of the six month periods ended April 1, 2000 and April 3, 1999.

    Interest payments totaled $49.2 million for the first half of fiscal 2000 and $24.4 million for the same period last year. Cash payments for income taxes totaled $59.0 million for the six months ended April 1, 2000 and $22.7 million for the six months ended April 3, 1999.

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

WMS

    On October 28, 1999, IGT filed a complaint in the United States District Court, District of Nevada (Las Vegas) against WMS Gaming, Inc. ("WMS") and three other defendants alleging infringement of a patent covering video gaming machines that use a combination of push buttons on a panel and touch screens to perform the same functions in the play of the game (the `397 Patent, entitled Gaming Machine and Method Using Touch Screen). In response, WMS filed its answer and counterclaim on February 15, 2000. The counterclaim alleges, among other things, that IGT engaged in unlawful conduct under the federal (the Sherman and Clayton Acts) and state (the Nevada Unfair Trade Practice Act) antitrust laws and that IGT tortuously interfered with WMS' contractual relationships and prospective business advantage. WMS seeks damages, including punitive damages of at least $100.0 million in connection with the tortuous interference claim, declaratory and injunctive relief. This case is in the early stages of discovery. No trial date has been set.

    Under a settlement agreement reached in December 1999, the lawsuits involving the infringement of our Telnaes Patent by the WMS Model 400 and 401 machines were dismissed. The settlement received from WMS of $27.0 million was included in other income.

10.   Business Segments

    IGT operates principally in two lines of business: (1) the development, manufacturing, marketing and distribution of gaming products, what we refer to as "Product Sales," and (2) the development, marketing and operation of wide-area progressive systems, what we refer to as "Gaming Operations."

                                        Three Months Ended     Six Months Ended
                                        April 1,  April 3,    April 1,  April 3,
     Lines of Business                   2000      1999        2000      1999
     ---------------------------------------------------------------------------
     (Dollars in thousands)

     Revenues
       Product Sales                    $118,656  $139,616   $228,416  $276,220
       Gaming operations                  99,397    81,255    196,154   166,357
                                        --------  --------   --------  --------
          Total                         $218,053  $220,871   $424,570  $442,577
                                        ========  ========   ========  ========

     Operating Profit
       Product Sales                    $ 14,316  $ 25,801   $ 30,200  $ 51,329
       Gaming operations                  42,923    35,800     83,258    68,314
                                        --------  --------   --------  --------
          Total                           57,239    61,601    113,458   119,643
                                        --------  --------   --------  --------

       Other non-allocated income
         (expense), including interest
         expense                         (18,552)  (10,728)    (8,517)  (16,978)
                                        --------  --------   --------  --------

     Income Before Income Taxes         $ 38,687  $ 50,873   $104,941  $102,665
                                        ========  ========   ========  ========


    There have been no differences from our last annual report in the basis of measuring segment profit or loss, except that we have adjusted the allocation of selling, general, administrative, research and development expenses in fiscal 2000 to correlate with each segment's pro-rata share of revenues. There have been no material changes in the amount of assets for any operating segment since our last annual report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended April 1, 2000 Compared to the Three Months Ended
April 3, 1999

      Net income for the current quarter totaled $24.8 million or $0.33 per diluted share, including a loss of $1.4 million ($900,000 net of tax) on the sale of the gaming systems business unit purchased as a part of the Australia Olympic acquisition. Excluding the loss on the sale, net income for the quarter ended April 1, 2000 totaled $25.7 million or $0.34 per diluted share compared to $33.8 million or $0.32 per diluted share in the prior year quarter.

Revenues and Gross Profit Margins

Revenues for the second quarter of fiscal 2000 totaled $218.1 million compared to $220.9 million in the second quarter of fiscal 1999. Worldwide, IGT shipped 22,700 gaming machines for product sales of $118.7 million during the current quarter versus 25,800 units and $139.6 million in the comparable prior year quarter. International shipments for the quarter grew to 15,100 machines or 67% of the total units compared to 13,500 units in the prior year period. Barcrest contributed 11,900 gaming machines, a 47% increase, as a result of continuing strength in its home market of the U.K., as well as positive gains in the Spanish market. Domestic unit shipments totaled 7,600 in the current quarter compared to 12,300 units in the year earlier quarter. The prior year quarter included large shipments to newly opened casinos including Mandalay Bay and Venetian resorts in Las Vegas, as well as to the Ontario Lottery, totaling approximately 5,100 units. There were no major new openings during the current quarter. Although unit shipments declined 38%, domestic revenues experienced only a 22% decrease, as a result of the increasing popularity of our new games along with higher systems and ancillary equipment sales.

    Revenues from gaming operations in the second quarter of fiscal 2000 increased 22% to $99.4 million from $81.3 million for the same quarter last year. The rapid rollout and excellent player acceptance of video Wheel of Fortune, along with continued growth in the installed base of the original Wheel of Fortune systems, contributed to a 38% quarterly growth in joint venture revenues. Additionally, the success of Triple Play Poker, Partytime and Elvis in MegaJackpot and stand-alone formats, as well as the inclusion of Sodak's Native American MegaJackpot related revenue, contributed to the overall growth in gaming operations revenues. The installed base of all MegaJackpot machines grew to 16,800 units at the end of the current quarter compared to 14,600 machines one year earlier. Of these, 9,500 are operated in accordance with the joint venture with Anchor Gaming, including 3,000 video Wheel of Fortune games. Four older, less productive systems were discontinued during the quarter.

    Gross profit on total revenues for the second quarter of fiscal 2000 increased 9% to $109.9 million compared to $101.2 million for the second quarter of fiscal 1999, related primarily to growth in gaming operations. The gross profit margin percentage on product sales was 37% for the second quarters of both fiscal 2000 and 1999. Despite the higher mix of international units, we maintained the prior year margin levels due to improved domestic operating efficiencies. The gross margin on gaming operations grew to $66.5 million or 67% in the current quarter versus $50.1 million or 62% for the second quarter of fiscal 1999. This improvement was largely due to joint venture revenues, reported net of expenses for accounting purposes, which grew to $25.5 million from $18.5 million in the same quarter last year. Also contributing to this improvement were the inclusion of Sodak's gaming operations revenues and the impact of higher interest rates which lowered the cost of funding jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Expenses

    Selling, general and administrative expenses increased $3.7 million to $35.7 million in the second quarter of fiscal 2000 compared to the same prior year period. This fluctuation is primarily due to the inclusion of Sodak's operating expenses. Depreciation and amortization expense, not included in cost of sales, for the current quarter declined 16% from the prior year quarter to $5.3 million primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

    Research and development expenses increased $2.9 million to $13.3 million for the current quarter reflecting an increase in engineering personnel domestically. Bad debt expense totaled $1.4 million in the current quarter compared to $2.1 million for the second quarter of fiscal 1999. The decline in bad debt expense was primarily due to specific reserves recorded in the prior year related to Latin American receivables.

    Operating income improved to $54.2 million or 25% of revenues in the current quarter compared to $50.4 million or 23% of revenues in the second quarter of fiscal 1999, due primarily to the improved gross profit margin in gaming operations and the increased operating efficiencies in domestic product sales discussed above.

Other Income and Expense

    Other income and expense resulted in a net expense for the current quarter of $15.5 million versus income of $400,000 in the second quarter of fiscal 1999, primarily related to increased interest expense from our outstanding $1.0 billion Senior Notes. Operation of our MegaJackpots systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

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

    Manufacturing operating profit for the current quarter totaled $14.3 million or 12% of related revenues compared to $25.8 million or 18% of manufacturing revenues in the prior period. The fluctuation reflects decreased sales volume due to fewer new casino openings, increased research and development costs and increased interest expense allocated to the manufacturing segment from the $1.0 billion Senior Notes.

    Fiscal 2000 second quarter operating profit for the gaming operations segment increased $7.1 million or 20% compared to the prior year period. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpots gaming systems, the inclusion of gaming operations revenue from Sodak and higher interest rates which lowered the cost of funding jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended April 1, 2000 Compared to the Six Months Ended April 3, 1999

      Net income for the first half of fiscal 2000 totaled $67.2 million or $.82 per diluted share, including the effects of the following one-time events:
        *a loss of $1.4 million ($900,000 net of tax) on the sale of the gaming systems business unit purchased as a part of the Australia Olympic acquisition;
        *a patent  infringement  legal settlement of $27.0 million ($17.3 million net of tax)received from WMS Gaming, Inc. ("WMS"); and *restructuring charges of $1.8 million ($1.2 million, net of tax)
         related primarily to our Australian operations.

Excluding these one-time events, net income for the six months ended April 1, 2000 totaled $52.0 million or $0.64 per diluted share compared to $68.3 million or $0.64 per diluted share in the prior year period.

Revenues and Gross Profit Margins

    Revenues for the first six months of fiscal 2000 totaled $424.6 million compared to $442.6 million in the first half of fiscal 1999. Worldwide, IGT shipped 42,300 gaming machines for product sales of $228.4 million during the six months ended April 1, 2000 versus 58,000 units and $276.2 million in the comparable prior year period. International shipments for the current year-to-date period totaled 26,300 machines or 62% of the total units compared to 38,400 units in the prior year period. Barcrest contributed 18,600 gaming machines, a 20% increase, as a result of continuing strength in its home market of the U.K., as well as positive gains in the Spanish market. Fiscal 1999 totals were positively effected by record sales in Japan, attributable to our most popular pachisuro game, Popper King. Domestic unit shipments totaled 16,000 during the current year-to-date period compared to 19,500 machines for the same period of last year. This decrease related to fewer new casino openings in the first six months of fiscal 2000. Although unit shipments declined 18%, domestic revenues experienced only a 7% decrease, as a result of the increasing popularity of our new games, along with higher systems and ancillary equipment sales.

    Revenues from gaming operations in the first six months of fiscal 2000 increased 18% to $196.2 million from $166.4 million for the same period last year. The rapid rollout and excellent player acceptance of video Wheel of Fortune, along with continued growth in the installed base of the original Wheel of Fortune systems, contributed to a 24% year-to-date growth in joint venture revenues. Additionally, the success of Triple Play Poker, Partytime and Elvis in MegaJackpot and stand-alone formats, as well as the inclusion of Sodak's Native American MegaJackpot related revenue, contributed to the overall growth in gaming operations revenues. The installed base of all MegaJackpot machines grew to 16,800 units at the end of the current period compared to 14,600 machines one year earlier. Of these, 9,500 are operated in accordance with the joint venture with Anchor Gaming, including 3,000 video Wheel of Fortune games. Sixteen older, less productive legacy systems were discontinued during the first half of fiscal 2000.

    Gross profit on total revenues for the first half of fiscal 2000 increased 9% to $214.9 million compared to $197.5 million for the first six months of fiscal 1999, related primarily to growth in gaming operations. The gross profit margin percentage on product sales was 37% for the first six months of both fiscal 2000 and 1999. Decreased international margins were offset by improved domestic margins, primarily due to reductions in inventory obsolescence, the elimination of the distributor discount to Sodak, and improved domestic operating efficiencies. The gross margin on gaming operations grew to $130.0 million or 66% in the current year-to-date period versus $96.6 million or 58% for the same period last year. This improvement was primarily due to the overall increase in revenues from our MegaJackpot systems, including joint venture revenues, reported net of expenses for accounting purposes, which totaled $47.1 million for the current year period and $38.0 million for

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the prior year period. The inclusion of Sodak's gaming operations revenues and the impact of higher interest rates, which lowered the cost of funding jackpot payments, also contributed to this margin growth.

Expenses

    Selling, general and administrative expenses increased $7.0 million to $68.7 million in the first half of fiscal 2000 compared to the same prior year period. This fluctuation is primarily due to the inclusion of Sodak's operating expenses. Depreciation and amortization expense, not included in cost of sales, for the current six months declined 14% from the prior year period to $10.6 million, primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

    Research and development expenses increased $5.6 million to $26.7 million for the current six month period, primarily due to increased engineering personnel domestically. Bad debt expense totaled $3.3 million in the current year-to-date period compared to $3.5 million for the same period of fiscal 1999. The decline in bad debt expense was primarily due to specific reserves recorded in the prior year related to Latin American receivables.

    Operating income, excluding restructuring charges, improved to $105.6 million or 25% of revenues in the current six month period compared to $98.8 million or 22% of revenues in the same period last year. This increase is due primarily to the improved gross profit margin in gaming operations and the increased operating efficiencies in domestic product sales discussed above.

Other Income and Expense

Other income, net, for the current six month period totaled $1.1 million versus $3.8 million in the first half of fiscal 1999. The $27.0 million settlement from WMS was offset by increased interest expense from our $1.0 billion Senior Notes. Operation of our MegaJackpots systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

    Our worldwide tax rate increased to 36% from 33.5% in the year earlier period, as a result of additions to the valuation allowance for international deferred tax assets and nondeductible goodwill related to the Sodak acquisition.

Business Segments Operating Profit (See Note 10 of Notes to Condensed Consolidated Financial Statements)

      Operating profit for our manufacturing and gaming operations segments reflects an allocation of selling, general and administrative expenses, engineering expenses, interest income and interest expense to each of these business segments.

    Manufacturing operating profit for the first six months of fiscal 2000 totaled $30.2 million or 13% of related revenues compared to $51.3 million or 19% in the same period last year. The fluctuation reflects decreased sales volume due to fewer new casino openings, increased research and development costs and increased interest expense allocated to the manufacturing segment from our outstanding $1.0 billion Senior Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    In the first half of fiscal 2000, operating profit for the gaming operations segment increased $14.9 million or 22% compared to the prior year period. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpots gaming systems, the inclusion of gaming operations revenue from Sodak, and higher interest rates.

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

Working Capital

    Working capital declined $259.6 million to $463.1 million during the first six months of fiscal 2000. This decline is primarily due to reductions in cash and cash equivalents used to repurchase treasury stock. Additional changes in current assets that contributed to the overall fluctuation in working capital included a decrease in receivables as a result of sales volume. Changes in current liabilities included decreases in accounts payable and jackpot liabilities, offset by an increase in accrued liabilities. Accrued liabilities includes accrued interest on new borrowings.

Cash Flows

    IGT's cash and cash equivalents totaled $193.1 million at April 1, 2000, a $233.2 million decrease from the prior fiscal year end. Cash provided by operating activities totaled $71.1 million in the first six months of fiscal 2000 compared to $100.7 million during the same prior year period. During these periods, fluctuations in receivables, payables and inventories, influenced by sales volumes and timing, resulted in the most significant changes in cash flows from operating activities. In the current period, the decrease in accrued liabilities is due to the timing of the interest payments on our outstanding $1.0 billion Senior Notes.

    Our proprietary systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities used cash of $17.2 million in the first six months of fiscal 2000 and provided $72,000 during the comparable prior year period. Fluctuations in net cash flows from systems represent differences between the growth in liabilities for jackpots and the actual payments to the winners during the period, based on the timing of the jackpot cycles and the volume of play across all our MegaJackpot systems.

    Cash provided by investing activities increased to $27.7 million in the first six months of fiscal 2000 from $4.8 million during the year earlier period. This increase resulted primarily from the proceeds of the October 1999 sale of the Miss Marquette Iowa riverboat which was held for sale when IGT acquired Sodak. Purchases of treasury stock of $318.5 million in the current six month period and $140.8 million in the comparable year earlier period were the primary uses of financing cash.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which consists of income from operations excluding depreciation and amortization as reflected on IGT's consolidated statements of cash flows, totaled $68.8 million and $133.0 million for the current quarter and six months versus $65.9 million and $128.0 million for the comparable periods of fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

    Our domestic and foreign borrowing facilities totaled $279.9 million at April 1, 2000. Of this amount, $1.9 million was drawn, $3.2 million was reserved for letters of credit and the remaining $274.8 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At April 1, 2000, we were in compliance with all applicable covenants.

Stock Repurchase Plan

    A stock repurchase plan was initially authorized by the Board of Directors in October 1990. As of April 29, 2000, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. During the period October 3, 1999 to April 29, 2000, we repurchased 15.7 million shares for an aggregate purchase price of $318.5 million, including 11.0 million shares repurchased pursuant to an issuer tender offer at $21 per share.

Recently Issued Accounting Standards

    On June 30, 1998, the FASB issued SFAS No. 133,  "Accounting  for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of our fiscal year 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations. However, due to the complexity of this statement, it remains uncertain to what extent, if any, we may be impacted.

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

    Such forward-looking statements and IGT's operations, financial condition and results of operations involve known and unknown risks, and uncertainties. Such risks and factors include, but are not limited to, the following:

o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets
o delays of scheduled  openings of newly  constructed  or planned  casinos
o the effect of changes in economic  conditions
o a decline in public  acceptance of gaming
o unfavorable public referendums or anti-gaming legislation
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems
o delays in approvals from regulatory agencies
o political and economic instability in developing international markets for IGT's products
o a decline in the demand for replacement machines
o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors
o the loss of a significant distributor
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments
o loss or retirement of our key executives
o approval of pending patent applications of parties unrelated to IGT that restrict our ability to compete effectively with products that are the subject of such pending patents or infringement upon existing patents
o the effect of regulatory and governmental actions
o unfavorable determination of suitability by gaming regulatory authorities with respect to IGT's officers, directors or key employees
o the limitation, conditioning, suspension or revocation of any of our gaming licenses
o fluctuations in foreign exchange rates,  tariffs and other barriers
o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts
o the loss of sublessors of the leased properties no longer used by IGT
o with respect to legal actions pending against IGT, the discovery of facts not presently known to IGT or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation.

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

Foreign Currency Risk

    We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. IGT had net foreign currency transaction exposure of $55.9 million at April 1, 2000 and $41.7 million at October 2, 1999. Of this exposure, $51.7 million at April 1, 2000 and $38.8 million at October 2, 1999 was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

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

    As currency exchange rates change, translation of the income statements of IGT's international businesses into US dollars affects year-over-year comparability of operating results. IGT does not generally hedge translation risks because cash flows from international operations are reinvested locally. IGT does not enter into hedges to minimize volatility of reported earnings.

    Changes in the currency exchange rates that would have the largest impact on translating IGT's international operating results include the Australian dollar, British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would have impacted reported current and prior year-to-date operating results by less than $1.0 million. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

    IGT's results of operations are exposed to fluctuations in the costs of US Government securities used to fund liabilities to jackpot winners. IGT records gaming operations expense for future jackpots based on current rates for these US government securities which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. We estimate that a 10% decline in interest rates would have impacted gaming operations gross profit by $1.5 million in the current year-to-date period and $1.7 million in the prior year period. IGT currently does not manage this exposure with derivative financial instruments.

      Our outstanding Senior Notes issued in May 1999 carry interest at fixed rates. If interest rates increased by 10%, we estimate the fair market value of the notes would have decreased approximately $44.0 million at April 1, 2000 and $45.0 million at October 2, 1999.

                           Part II - Other Information

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders (a) On March 6, 2000, the Company held its annual meeting of stockholders.

(b) The following directors were elected to serve until the next annual meeting: Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Bob Miller, Frederick B. Rentschler, John J. Russell and Rockwell A. Schnabel. These directors constitute all of the directors of the Company, with the exception of Mr. John J. Russell who resigned on March 24, 2000. Voting at the meeting was as follows:

                       Motion            Votes Cast      Votes
                                            For        Withheld

                ---------------------   ------------  ----------
                Albert J. Crosson       58,982,460      448,699
                Wilbur K. Keating       58,970,214      460,945
                Charles N. Mathewson    58,983,997      447,162
                Bob Miller              58,112,724    1,318,435
                Frederick B. Rentschler 58,905,462      525,697
                John J. Russell         58,839,231      591,928
                Rockwell A. Schnabel    58,992,254      438,905

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2000

                                             INTERNATIONAL GAME TECHNOLOGY



                                             By:/s/ Maureen Mullarkey

                                                Maureen Mullarkey
                                                Vice President, Finance and
                                                Chief Financial Officer