Form 10-Q
period 2000-07-01
INTERNATIONAL GAME TECHNOLOGY
filed 2000-08-15
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the quarterly period ended:   July 1, 2000

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
Yes  X   No
     -       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at July 29, 2000
                      -----                   ----------------------------
                  Common Stock                         72,474,372
              par value $.000625 per share

                          International Game Technology
                                Table of Contents


                         Part I - Financial Information
                                                                         Page
  Item 1.Financial Statements:
         Condensed Consolidated Statements of Income -
           Three and Nine Months Ended July 1, 2000 and July 3, 1999......4

         Condensed Consolidated Balance Sheets -
           July 1, 2000 and October 2, 1999...............................5

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended July 1, 2000 and July 3, 1999................7

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

  Signature..............................................................23

                         Part I - Financial Information

Item 1.  Financial Statements

    The following unaudited condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as "IGT," "Company," "we," "our," and "us") and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in IGT's audited consolidated financial statements and notes for the year ended October 2, 1999. Operating results for current periods do not indicate the results that may be expected for the fiscal year ending September 30, 2000.

    You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the fiscal year ended October 2, 1999. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the unaudited condensed consolidated financial statements presented for the prior year comparable periods have been reclassified to be consistent with the presentation used in the current fiscal periods, including the reclassification of jackpot liabilities between current and long-term based on recent experience with winners electing the option to take a single discounted cash payment. This reclassification did not have a material impact on our condensed consolidated financial statements.

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

Condensed Consolidated Statements of Income

                                                   Three Months Ended        Nine Months Ended
                                                   July 1,    July 3,        July 1,    July 3,
                                                    2000       1999          2000        1999
-----------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
  Product sales                                   $ 166,728   $ 167,573   $ 395,144   $ 443,793
  Gaming operations                                  96,942      91,286     293,096     257,643
                                                  ---------   ---------   ---------   ---------
Total revenues                                      263,670     258,859     688,240     701,436
                                                  ---------   ---------   ---------   ---------

Costs and Expenses
  Cost of product sales                             101,495     106,339     244,978     281,635
  Cost of gaming operations                          30,247      33,759      96,418     103,498
  Selling, general and administrative                38,218      34,552     106,927      96,265
  Depreciation and amortization                       5,210       6,468      15,858      18,841
  Research and development                           12,874      11,167      39,580      32,279
  Provision for bad debts                             4,009       3,240       7,284       6,761
  Impairment of assets and restructuring charges       (550)         --       1,229          --
                                                  ---------   ---------   ---------   ---------

  Total costs and expenses                          191,503     195,525     512,274     539,279
                                                  ---------   ---------   ---------   ---------

Income from Operations                               72,167      63,334     175,966     162,157
                                                  ---------   ---------   ---------   ---------

Other Income (Expense)
  Interest income                                    11,682      13,938      38,787      40,052
  Interest expense                                  (25,618)    (21,068)    (76,532)    (46,253)
  Gain on the sale of assets                          1,052       1,048         280       4,917
  Other                                                (491)       (828)     25,235      (1,784)
                                                  ---------   ---------   ---------   ---------
  Other expense, net                                (13,375)     (6,910)    (12,230)     (3,068)
                                                  ---------   ---------   ---------   ---------

Income Before Income Taxes                           58,792      56,424     163,736     159,089
Provision for Income Taxes                           21,165      18,903      58,944      53,295
                                                  ---------   ---------   ---------   ---------
Income Before Extraordinary Item                     37,627      37,521     104,792     105,794

Extraordinary Loss on Early Redemption of Debt,
   Net of Income Tax Benefit of $1,640                   --      (3,254)         --      (3,254)
                                                  ---------   ---------   ---------   ---------

Net Income                                        $  37,627   $  34,267   $ 104,792   $ 102,540
                                                  =========   =========   =========   =========

Basic Earnings (Loss) Per Share
   Continuing operations                          $    0.52   $    0.39   $    1.34   $    1.03
   Extraordinary loss                                    --       (0.03)         --       (0.03)
                                                  ---------   ---------   ---------   ---------
   Net income                                     $    0.52   $    0.36   $    1.34   $    1.00
                                                  =========   =========   =========   =========

Diluted Earnings (Loss) Per Share
   Continuing operations                          $    0.51   $    0.39   $    1.33   $    1.02
   Extraordinary loss                                    --       (0.03)         --       (0.03)
                                                  ---------   ---------   ---------   ---------
   Net income                                     $    0.51   $    0.36   $    1.33   $    0.99
                                                  =========   =========   =========   =========

Weighted average common shares outstanding           72,212      95,378      77,953     102,819


Weighted average common and potential
   shares outstanding                                73,718      95,951      79,014     103,642


  The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                        July 1,       October 2,
                                                         2000            1999
--------------------------------------------------------------------------------
(Dollars in thousands)
Assets
 Current assets
   Cash and cash equivalents                          $  204,021   $  426,343
   Investment securities at market value                  20,578       18,546
   Accounts receivable, net of allowances for doubtful
     accounts of $13,762 and $8,904                      190,040      193,479
   Current maturities of long-term notes and contracts
     receivable, net of  allowances                       58,017       74,987
   Inventories, net of allowances for obsolescence of
     $27,955 and $23,901:
     Raw materials                                        76,302       60,616
     Work-in-process                                       7,231        4,902
     Finished goods                                       51,230       51,094
                                                        --------     --------
     Total inventories                                   134,763      116,612
                                                        --------     --------
   Investments to fund liabilities to jackpot winners     28,015       27,702
   Deferred income taxes                                  22,276       23,977
   Assets held for sale                                        -       42,292
   Prepaid expenses and other                             72,720       51,302
                                                        --------     --------
     Total Current Assets                                730,430      975,240
                                                        --------     --------

 Long-term notes and contracts receivable, net of
   allowances and current maturities                      75,218       60,870
                                                        --------     --------
 Property, plant and equipment, at cost
   Land                                                   19,883       19,938
   Buildings                                              75,856       76,050
   Gaming operations equipment                            81,784       87,499
   Manufacturing machinery and equipment                 120,187      114,912
   Leasehold improvements                                  5,179        5,361
                                                        --------     --------
   Total                                                 302,889      303,760
   Less accumulated depreciation and amortization       (137,900)    (121,644)
                                                        --------     --------
   Property, plant and equipment, net                    164,989      182,116
                                                        --------     --------
 Investments to fund liabilities to jackpot winners      232,691      235,230
 Deferred income taxes                                   102,703       89,474
 Intangible assets                                       153,409      152,036
 Other assets                                             79,993       70,094
                                                      ----------   ----------
Total Assets                                          $1,539,433   $1,765,060
                                                      ==========   ==========













                                   (continued)

Condensed Consolidated Balance Sheets (continued from previous page)

                                                                 July 1,     October 2,
                                                                  2000         1999
-------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
  Current liabilities
   Current maturities of long-term notes payable and
     capital lease obligations                              $    11,319   $     3,278
   Accounts payable                                              71,209        55,705
   Jackpot liabilities                                           56,628        81,141
   Accrued employee benefit plan liabilities                     18,833        23,746
   Accrued interest                                              10,987        30,684
   Other accrued liabilities                                     62,251        58,013
                                                            -----------   -----------
     Total Current Liabilities                                  231,227       252,567

  Long-term notes payable and capital lease obligations,
   net of current maturities                                    991,231       990,436
  Long-term jackpot liabilities                                 273,090       276,815
  Other liabilities                                                 817         3,024
                                                            -----------   -----------
     Total Liabilities                                        1,496,365     1,522,842
                                                            -----------   -----------

  Commitments and contingencies (See Note 9)                         --            --

  Stockholders' equity
   Common stock, $.000625 par value; 320,000,000 shares
     authorized; 153,532,103 and 152,871,297 shares issued           96            96
   Additional paid-in capital                                   274,078       261,941
   Retained earnings                                            991,414       886,392
   Treasury stock; 81,170,767 and 65,515,867 shares,
     at cost                                                 (1,215,707)     (897,234)
   Accumulated other comprehensive loss                          (6,813)       (8,977)
                                                            -----------   -----------
     Total Stockholders' Equity                                  43,068       242,218
                                                            -----------   -----------
     Total Liabilities and Stockholders' Equity             $ 1,539,433   $ 1,765,060
                                                            ===========   ===========




















                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                       Nine Months Ended
                                                                      July 1,     July 3,
                                                                       2000        1999
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                          $ 104,792   $ 102,540
                                                                    ---------   ---------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Extraordinary loss on debt retirement                                   --       4,894
   Depreciation and amortization                                       41,454      45,400
   Amortization of discounts and deferred offering costs                1,824         291
   Provision for bad debts                                              7,284       6,761
   Impairment of assets and restructuring charges                       1,229          --
   Provision for inventory obsolescence                                13,037      12,403
   Gain on investment securities and fixed assets                        (280)     (4,917)
   Common stock awards                                                    958         921
   (Increase) decrease in assets:
    Receivables                                                         1,217      (8,564)
    Inventories                                                       (43,376)    (27,180)
    Prepaid expenses and other                                        (30,307)       (290)
    Other assets                                                          629      (2,934)
    Net accrued and deferred income taxes, net of tax
      benefit of employee stock plans                                  (9,324)     21,338
   Increase (decrease) in accounts payable and accrued liabilities     (7,874)      7,645
   Earnings of unconsolidated affiliates (in excess of) less than
     distributions                                                    (15,327)      1,575
   Other                                                                  230        (103)
                                                                    ---------   ---------
     Total adjustments                                                (38,626)     57,240
                                                                    ---------   ---------

     Net cash provided by operating activities                         66,166     159,780
                                                                    ---------   ---------

Cash Flows from Investing Activities
   Investment in property, plant and equipment                        (13,562)    (13,761)
   Proceeds from sale of property, plant and equipment                  1,067       2,296
   Purchase of investment securities                                   (9,500)     (1,000)
   Proceeds from sale of investment securities                         12,670      10,684
   Proceeds from investments to fund liabilities to jackpot
     winners                                                           19,296      30,659
   Purchase of investments to fund liabilities to jackpot
     winners                                                          (17,070)    (27,544)
   Proceeds from sale of other assets                                  41,914          --
   Investment in unconsolidated affiliates                                (55)     (3,945)
                                                                    ---------   ---------
     Net cash provided by (used in) investing activities               34,760      (2,611)
                                                                    ---------   ---------







                                   (continued)

Condensed Consolidated Statements of Cash Flows (continued from previous page)

                                                                Nine Months Ended
                                                               July 1,      July 3,
                                                                2000         1999
-----------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
   Proceeds from long-term debt                                12,008     1,634,344
   Principal payments on debt                                  (3,812)   (1,012,494)
   Payments on jackpot liabilities                            (85,867)      (90,495)
   Collections from systems to fund jackpot liabilities        64,614        81,846
   Proceeds from employee stock plans                           9,745         2,737
   Purchases of treasury stock                               (318,473)     (300,510)
   Penalties paid on early retirement of debt                      --        (4,658)
   Payment of cash dividends                                       --        (6,474)
                                                          -----------   -----------
     Net cash provided by (used in) financing activities     (321,785)      304,296
                                                          -----------   -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                            (1,463)       (7,082)
                                                          -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents         (222,322)      454,383

Cash and Cash Equivalents at:
   Beginning of Period                                        426,343       175,413
                                                          -----------   -----------

   End of Period                                          $   204,021   $   629,796
                                                          ===========   ===========



























                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

Notes to Condensed Consolidated Financial Statements

1.  Notes and Contracts Receivable

    The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                                   July 1,      October 2,
                                                    2000           1999

                  (Dollars in thousands)
                   Current                         $15,856        $14,157
                   Long-term                         3,486          5,497
                                                   -------        -------
                                                   $19,342        $19,654
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

    Accounts, contracts, and notes receivable by region as a percentage of total receivables are as follows at July 1, 2000:

            Domestic
              Native American casinos                           24%
              Nevada                                            23%
              Riverboats (greater Mississippi River area)        7%
              Atlantic City (distributor and other)              6%
              Other US regions, including joint ventures        12%
                                                               ----
                 Total domestic                                 72%
                                                               ----

            International
              South America                                      8%
              Europe                                             6%
              Australia                                          5%
              Japan                                              5%
              Other international (individually less than 3%)    4%
                                                               ----
                 Total international                            28%
                                                               ----
              Total                                            100%
                                                               ====

3.  Intangible Assets

    Intangible assets consist of the following:

                                                         July 1,    October 2,
                                                          2000         1999
              ----------------------------------------------------------------
             (Dollars in thousands)
              Intellectual property                    $  1,650     $  1,650
              Excess of cost over net assets acquired   157,668      153,209
                                                       --------     --------
                                                        159,318      154,859
              Less accumulated amortization              (5,909)      (2,823)
                                                       --------     --------
                                                       $153,409     $152,036
                                                       ========     ========

4.  Impairment of Assets and Restructuring Costs

    In the fourth quarter of 1999, the recoverability of certain IGT-Australia intangible assets was evaluated. Based on our review, we determined the impairment of the intangible assets to be their total unamortized value of $86.8 million and recorded this charge. In addition, we commenced a restructuring of our IGT-Australia operation and recorded restructuring charges of approximately $6.0 million. The charges included inventory obsolescence of $4.0 million and $2.0 million in asset and facility redundancy costs. In the first nine months of fiscal 2000, we recorded additional restructuring costs of $2.3 million related to employee terminations. This restructuring will result in the elimination of approximately 124 administrative and manufacturing positions. As of July 1, 2000, 118 positions have been eliminated resulting in payments of $1.8 million. Other restructuring costs of $501,000 were paid during the first nine months of fiscal 2000.

   Impairment charges of $5.3 million were recorded in the fourth quarter of fiscal 1999, relating to changes in the recoverability of inventory and receivables in Brazil. The government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. In the first nine months of fiscal 2000, we received payment of $1.1 million for receivables previously considered fully impaired.

5.  Earnings Per Share

    The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS for income before extraordinary item:

                                                 Three Months Ended   Nine Months Ended
                                                  July 1,   July 3,   July 1,   July 3,
                                                   2000      1999      2000      1999
     ------------------------------------------------------------------------------------
     (Amounts in thousands, except per share amounts)
     Income before extraordinary item             $37,627  $37,521  $104,792  $105,794
                                                  =======  =======  ========  ========

     Weighted average common shares outstanding    72,212   95,378    77,953   102,819
     Dilutive effect of stock options outstanding   1,506      573     1,061       823
                                                  -------  -------   -------  --------
     Weighted average common and potential
       shares outstanding                          73,718   95,951    79,014   103,642
                                                  =======  =======   =======  ========

     Basic earnings per share                     $  0.52  $  0.39   $  1.34  $   1.03
     Diluted earnings per share                   $  0.51  $  0.39   $  1.33  $   1.02

     Number of common shares excluded from
       diluted EPS because option exercise price
       was greater than average market price           64    2,054       764     1,325

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

7.  Comprehensive Income

    Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                         Three Months Ended   Nine Months Ended
                                          July 1,   July 3,    July 1,  July 3,
                                           2000      1999       2000     1999

     (Dollars in thousands)
     Net income                           $37,627  $34,267   $104,792  $102,540
     Net change in other comprehensive
       income                               4,650    3,311      2,164     3,275
                                          -------  -------   --------  --------
     Comprehensive income                 $42,277  $37,578   $106,956  $105,815
                                          =======  =======   ========  ========


8.  Supplemental Cash Flows Information

    Certain noncash investing and financing activities are not reflected in the condensed consolidated statements of cash flows.

    During fiscal 2000, notes receivable increased by $3.9 million as the result of converting our investment in Access Systems Pty., Ltd. ("Access") from an equity to a debt instrument.

    We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. As the net result of transfers between inventory and fixed assets, property, plant and equipment increased $6.5 million during the current year-to-date period and $29.0 million during the comparable prior year period.

    The tax benefit of employee stock plans totaled $1.4 million for the nine month period ended July 1, 2000 and $450,000 for the same prior year period.

    Interest payments totaled $94.7 million for the first nine months of fiscal 2000 and $36.8 million for the same period last year. Cash payments for income taxes totaled $85.3 million for the nine months ended July 1, 2000 and $27.0 million for the nine months ended July 3, 1999.

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

WMS
    On October 28, 1999, IGT filed a complaint in the United States District Court, District of Nevada (Las Vegas) against WMS Gaming, Inc. ("WMS") and three other defendants, including Silicon Gaming, Inc. ("Silicon"), alleging infringement of a patent covering video gaming machines that use a combination of push buttons on a panel and touch screens to perform the same functions in the play of the game (the `397 Patent, entitled Gaming Machine and Method Using Touch Screen). Subsequently, IGT's complaint was amended to include only WMS and Silicon. In response, WMS filed its answer and counterclaim on February 15, 2000. The counterclaim alleges, among other things, that IGT engaged in unlawful conduct under the federal (the Sherman and Clayton Acts) and state (the Nevada Unfair Trade Practice Act) antitrust laws and that IGT tortuously interfered with WMS' contractual relationships and prospective business advantage. WMS seeks damages, including punitive damages of at least $100 million in connection with the tortuous interference claim, declaratory and injunctive relief. Silicon also filed a counterclaim asserting patent invalidity. This case is in the early stages of discovery. No trial date has been set.

    Under a settlement agreement reached in December 1999, the lawsuits involving the infringement of our Telnaes Patent by the WMS Model 400 and 401 machines were dismissed. The settlement received from WMS of $27.0 million was included in other income in the first quarter of fiscal 2000.

10.   Business Segments

    IGT operates principally in two lines of business: (1) the development, manufacturing, marketing and distribution of gaming products, what we refer to as "Product Sales," and (2) the development, marketing and operation of wide-area progressive systems, what we refer to as "Gaming Operations."

                                         Three Months Ended   Nine Months Ended
                                          July 1,   July 3,    July 1,  July 3,
     Lines of Business                    2000       1999       2000     1999

     (Dollars in thousands)
     Revenues
       Product Sales                    $166,728  $167,573   $395,144  $443,793
       Gaming Operations                  96,942    91,286    293,096   257,643
                                        --------  --------   --------  --------
          Total                         $263,670  $258,859   $688,240  $701,436
                                        ========  ========   ========  ========

     Operating Profit
       Product Sales                    $ 29,100  $ 27,766   $ 59,300  $ 79,095
       Gaming Operations                  47,550    40,758    130,808   109,072
                                        --------  --------   --------  --------
          Total                           76,650    68,524    190,108   188,167
                                        --------  --------   --------  --------

       Other non-allocated expense,
         including interest expense      (17,858)  (12,100)   (26,372)  (29,078)
                                        --------  --------   --------  --------

     Income Before Income Taxes         $ 58,792  $ 56,424   $163,736  $159,089
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 1, 2000 Compared to the Three Months Ended July 3, 1999

    Net income for the current quarter totaled $37.6 million or $0.51 per diluted share compared to income before extraordinary item in the prior year quarter of $37.5 million or $0.39 per diluted share. Net income in the prior year period was $34.3 million or $0.36 per diluted share, including an extraordinary loss of $3.3 million or $0.03 per diluted share resulting from a prepayment penalty on the early redemption of our 7.84% Senior Notes due 2004.

Revenues and Gross Profit Margins
    Total revenues for the third quarter of fiscal 2000 grew to $263.7 million compared to $258.9 million in the third quarter of fiscal 1999. Worldwide, IGT shipped 32,000 gaming machines for product sales of $166.7 million during the current quarter versus 33,700 units and $167.6 million in the comparable prior year quarter. Domestic unit shipments totaled 12,600 in the current quarter compared to 13,000 units in the year earlier quarter. Although we experienced a slight decline in total unit sales domestically, per unit revenue improved due to the popularity of the new, feature-rich games. Current quarter sales benefited from the commencement of legalized gaming in California. IGT sales during the third quarter to California Native American casinos totaled 1,900 units, representing approximately 64% of all machines shipped into this new market. International shipments for the quarter totaled 19,400 machines or 61% of the total units compared to 20,700 units in the prior year period. In Japan, the new Terminator pachisuro game received favorable reviews resulting in sales of 7,000 units during the quarter.

    Revenues from gaming operations for the current quarter increased 6% to $96.9 million from $91.3 million for the same quarter last year. The installed base of Wheel of Fortune machines grew to over 10,000, with the placement of 900 video and 200 spinning reel units during the last three months. The continued popularity of Wheel of Fortune contributed to a 44% quarterly growth in joint venture revenues. Additionally, the success of Triple Play Poker, Partytime, and Elvis in MegaJackpot and stand-alone formats, as well as the inclusion of Sodak's Native American MegaJackpot related revenue, contributed to the overall growth in gaming operations revenues. MegaJackpot games began operating in the California Native American market during the current quarter. IGT's latest MegaJackpot game theme, The Addams Family, debuted in May 2000 to excellent reviews, with 140 units on line and orders for 1,400 units outstanding at the end of our third quarter. The installed base of our MegaJackpot machines, including joint venture units, totaled 17,600 units at the end of the current quarter compared to 14,600 machines one year earlier. Of the current installed base, approximately 14,600 units are new platform, higher performing games.

    Gross profit on total revenues for the third quarter of fiscal 2000 increased 11% to $131.9 million compared to $118.8 million for the third quarter of fiscal 1999. This positive movement related to growth in profitability for both product sales and gaming operations. The gross profit margin on product sales reached 39% for the current quarter compared to 37% in the prior year quarter of fiscal 1999. Improvements in the domestic product margin were due primarily to the reductions in inventory obsolescence and the inclusion of Sodak's product sales as the result of our acquisition in September 1999. International product margins increased as well, due to variations in product mix. The gross profit from gaming operations grew to $66.7 million or 69% in the current quarter versus $57.5 million or 63% for the third quarter of fiscal 1999. This growth was largely due to joint venture revenues, reported net of expenses for accounting purposes, which grew to $28.6 million from $19.9 million in the same quarter last year. Also contributing to this improvement were the inclusion of Sodak's gaming operations revenues and the impact of higher interest rates which lowered the cost of funding jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses and Operating Income
    Selling, general and administrative expenses increased $3.6 million to $38.2 million in the third quarter of fiscal 2000 compared to $34.6 million for the same prior year period. This fluctuation is primarily due to the inclusion of Sodak's operating expenses. Depreciation and amortization expense, not included in cost of sales, for the current quarter declined 19% or $1.3 million from the prior year quarter, primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

    Research and development expenses increased $1.7 million to $12.9 million for the current quarter reflecting increases in domestic engineering personnel and prototype costs. Bad debt expense totaled $4.0 million in the current quarter compared to $3.2 million for the third quarter of fiscal 1999. The increase in bad debt expense was primarily due to additional specific reserves related to Latin American receivables.

    Operating income grew to $72.2 million or 27% of revenues in the current quarter compared to $63.3 million or 24% of revenues in the third quarter of fiscal 1999. This improvement is due to the increased gross profit in both product sales and gaming operations, partially offset by higher operating expenses, as discussed above.

Other Income and Expense
    Other income and expense resulted in a net expense for the current quarter of $13.4 million compared to $6.9 million in the third quarter of fiscal 1999, primarily related to increased interest expense from the outstanding $1.0 billion Senior Notes. Operation of IGT's MegaJackpot systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

    Our worldwide tax rate increased to 36% from 33.5% in the year earlier quarter, as a result of additions to the valuation allowance for international deferred tax assets and nondeductible goodwill related to the Sodak acquisition.

Business Segments Operating Profit (See Note 10 of Notes to Condensed Consolidated Financial Statements)
    Operating profit for our product sales and gaming operations segments reflects an allocation of selling, general and administrative expenses, research and development expenses, interest income and interest expense to each of these business segments.

    Product sales operating profit for the current quarter increased 5% to $29.1 million compared to $27.8 million in the prior year period or 17% of related revenues in both the current and prior year periods. This fluctuation reflects the increased gross profit on product sales, partially offset by increased operating costs, predominantly related to bad debt expense.

    Fiscal 2000 third quarter operating profit for the gaming operations segment increased $6.8 million or 17% compared to the prior year period. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpot games, the inclusion of gaming operations revenue from Sodak, and higher interest rates which lowered the cost of funding jackpot payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended July 1, 2000 Compared to the Nine Months Ended July 3, 1999

    Net income for the first nine months of fiscal 2000 totaled $104.8 million or $1.33 per diluted share, including the effects of the following one-time events:
        - a loss of $1.4 million ($0.9 million net of tax) on the sale of the gaming systems business unit purchased as a part of the Australia Olympic acquisition;
        - receipt of a patent infringement legal settlement of $27.0 million ($17.3 million net of tax); and
        - restructuring charges of $1.2 million ($0.8 million, net of tax) related to our Australian and Brazilian operations.
Excluding these one-time events, net income for the nine months ended July 1, 2000 totaled $89.2 million or $1.13 per diluted share compared to income before extraordinary item in the prior year period of $105.8 million or $1.02 per diluted share. Net income for the nine months ended July 3, 1999 was $102.5 million or $0.99 per diluted share, including an extraordinary loss of $3.3 million or $0.03 per diluted share related to the early redemption of our 7.84% Senior Notes due 2004.

Revenues and Gross Profit Margins
    Revenues for the first nine months of fiscal 2000 totaled $688.2 million compared to $701.4 million in the first nine months of fiscal 1999. Worldwide, IGT shipped 74,300 gaming machines for product sales of $395.1 million during the nine months ended July 1, 2000 versus 91,600 units and $443.8 million in the comparable prior year period. International shipments for the current year-to-date period totaled 45,700 machines or 62% of the total units compared to 59,100 units in the prior year period. Barcrest contributed 26,900 gaming machines, a 14% increase, as a result of continuing strength in its home market of the U.K., as well as positive gains in the Spanish market. In Japan, we sold 7,000 units of the new Terminator pachisuro game in the current fiscal period. Domestic unit shipments totaled 28,600 during the current year-to-date period compared to 32,500 machines for the same period of last year. Shipments during the prior year-to-date period included sales of over 13,000 machines to new casino openings in Nevada, Washington, Midwestern markets and the Ontario Lottery Commission in Canada. In the current year-to-date period, new casinos represented fewer shipments and consisted primarily of the Belterra Resort in Indiana, the Greektown Casino in Michigan and the opening of the California Native American market in late June. Although domestic unit shipments declined 12%, revenues experienced only a 3% decrease, as a result of the increasing popularity of our new games, along with higher sales of ancillary equipment.

    Revenues from gaming operations in the first nine months of fiscal 2000 increased 14% to $293.1 million from $257.6 million for the same period last year. The excellent player acceptance of video Wheel of Fortune, along with continued growth in the installed base of the original Wheel of Fortune, contributed to a 31% year-to-date growth in joint venture revenues. Joint venture revenues, reported net of expenses for accounting purposes, grew to $75.6 million for the current nine month period from $57.9 million for the comparable prior year period. Additionally, the success of Triple Play Poker, Partytime and Elvis in MegaJackpot and stand-alone formats, as well as the inclusion of Sodak's Native American MegaJackpot related revenue, contributed to the overall growth in gaming operations revenues. In the latter part of the current nine month period, we expanded our MegaJackpot games into the California Native American market. The total installed base of our MegaJackpot machines, including joint venture units, grew to 17,600 units at the end of the current period compared to 14,600 machines one year earlier. Of the current installed base, approximately 14,600 units are new platform, higher performing games, including 10,100 original and video version Wheel of Fortune games. Seventeen older, less productive legacy systems were discontinued during the first nine months of fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Gross profit on total revenues for the first nine months of fiscal 2000 increased 10% to $346.8 million compared to $316.3 million for the first nine months of fiscal 1999, related primarily to growth in gaming operations. The gross profit margin on product sales was 38% for the first nine months of fiscal 2000 and 37% for the same period of fiscal 1999. International margins decreased due to lower unit volume in Japan and Australia. These were offset by improved domestic margins, primarily due to the inclusion of Sodak as the result of our acquisition in September 1999. The gross profit on gaming operations grew to $196.7 million or 67% in the current year-to-date period versus $154.1 million or 60% for the same period last year. This improvement was primarily due to the overall increase in revenues from our MegaJackpot systems, including joint venture revenues, reported net of expenses for accounting purposes. The inclusion of Sodak's gaming operations revenues and the impact of higher interest rates, which lowered the cost of funding jackpot payments, also contributed to this margin growth.

Expenses
    Selling, general and administrative expenses increased $10.6 million to $106.9 million in the first nine months of fiscal 2000 compared to the same prior year period. This fluctuation is primarily due to the inclusion of Sodak's operating expenses. Depreciation and amortization expense, not included in cost of sales, for the current nine months declined 16% from the prior year period to $15.9 million, primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

    Research and development expenses increased $7.3 million to $39.6 million for the current nine month period, primarily due to increased engineering personnel domestically. Bad debt expense totaled $7.3 million in the current year-to-date period compared to $6.8 million for the same period of fiscal 1999. The fluctuation in bad debt expense was primarily due to additional specific reserves related to Latin American receivables.

    Operating income reached $176.0 million or 26% of revenues in the current nine month period compared to $162.2 million or 23% of revenues in the same period last year. This improvement is due to the increased gross profit margins in both product sales and gaming operations, partially offset by higher operating expenses, as discussed above.

Other Income and Expense
    Other expense, net, for the current nine month period totaled $12.2 million versus $3.1 million in the first nine months of fiscal 1999. Increased interest expense from our outstanding $1.0 billion Senior Notes was offset by the $27.0 million legal settlement received. Operation of our MegaJackpot systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

    Our worldwide tax rate increased to 36% from 33.5% in the year earlier period, as a result of additions to the valuation allowance for international deferred tax assets and nondeductible goodwill related to the Sodak acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business Segments Operating Profit (See Note 10 of Notes to Condensed Consolidated Financial Statements)
    Operating profit for our product sales and gaming operations segments reflects an allocation of selling, general and administrative expenses, research and development expenses, interest income and interest expense to each of these business segments.

    Product sales operating profit for the first nine months of fiscal 2000 totaled $59.3 million or 15% of related revenues compared to $79.1 million or 18% in the same period last year. The fluctuation reflects decreased sales volume largely due to fewer new casino openings, increased research and development costs and increased interest expense allocated to the product sales segment from our outstanding $1.0 billion Senior Notes.

    In the first nine months of fiscal 2000, operating profit for the gaming operations segment increased $21.7 million or 20% compared to the prior year period. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpot systems games, the inclusion of gaming operations revenue from Sodak, and higher interest rates which lowered the cost of funding jackpot payments.

Financial Condition, Liquidity and Capital Resources

    We believe that existing cash balances, short-term investments and available borrowing capacity together with funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months. IGT's restricted cash and short-term investments are available for strategic investments, mergers and acquisitions, as well as to fund our stock repurchase program.

Working Capital
    Working capital declined $223.5 million to $499.2 million during the first nine months of fiscal 2000. This decline is primarily due to reductions in cash and cash equivalents used to repurchase treasury stock. Additional changes in current assets that contributed to the overall fluctuation in working capital included a decrease in receivables, offset by an increase in inventories, both as a result of sales volumes and timing. Changes in current liabilities included decreases in jackpot and other accrued liabilities, offset by an increase in accounts payable. Accrued liabilities includes accrued interest on new borrowings.

Cash Flows
    IGT's cash and cash equivalents totaled $204.0 million at July 1, 2000, a $222.3 million decrease from the prior fiscal year end. Cash provided by operating activities totaled $66.2 million in the first nine months of fiscal 2000 compared to $159.8 million during the same prior year period. During these periods, fluctuations in receivables, payables, inventories, and accrued income taxes, influenced by sales volumes and timing, resulted in the most significant changes in cash flows from operating activities. The current period increase in prepaid expenses was predominantly related to adjustments made to estimated tax liabilities. In the current period, the decrease in accrued liabilities is due to the timing of the interest payments on our outstanding $1.0 billion Senior Notes.

    Our proprietary systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities used cash of $19.0 million in the first nine months of fiscal 2000 and $5.5 million during the comparable prior year period. Fluctuations in net cash flows from systems represent differences between the growth in liabilities for jackpots and the actual payments to the winners during the period, based on the timing of the jackpot cycles and the volume of play across all of our MegaJackpot systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Cash provided by investing activities increased to $34.8 million in the first nine months of fiscal 2000 from cash used of $2.6 million during the year earlier period. This increase resulted primarily from the proceeds of the October 1999 sale of the Miss Marquette Iowa riverboat which was held for sale when IGT acquired Sodak.

    Cash used in financing activities totaled $321.8 million and $304.3 million for the current and prior year-to-date periods. This use of funds related primarily to the purchases of treasury stock of $318.5 million during the current nine month period compared to $300.5 million in the prior year period. In the first nine months of fiscal 1999, proceeds, net of repayments, from borrowings of $617.2 million were used primarily to fund stock repurchases and working capital.

    Earnings before interest, taxes, depreciation, and amortization ("EBITDA") totaled $87.2 million for the current quarter and $227.9 million for the nine months ended July 1, 2000 versus $82.4 million and $215.5 million for the comparable periods of fiscal 1999. EBITDA consists of income from operations, excluding depreciation and amortization as reflected on IGT's consolidated statements of cash flows, IGT's share of depreciation in joint venture earnings (which for accounting purposes are reported net of expenses), and impairment/restructuring charges.

Credit Facilities
    Our domestic and foreign borrowing facilities totaled $267.3 million at July 1, 2000. Of this amount, $11.3 million was drawn, $2.8 million was reserved for letters of credit and the remaining $253.2 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At July 1, 2000, we were in compliance with all applicable covenants.

Stock Repurchase Plan
    A stock repurchase plan was initially authorized by the Board of Directors in October 1990. As of July 29, 2000, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. During the period October 3, 1999 to July 29, 2000, we repurchased 15.7 million shares for an aggregate purchase price of $318.5 million, including 11.0 million shares repurchased pursuant to an issuer tender offer at $21 per share.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of our fiscal year 2001. We have not yet completed our analysis of the impact that SAB 101 will have on our current revenue recognition practices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Foreign Currency Risk
    We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. IGT had net foreign currency transaction exposure of $58.7 million at July 1, 2000 and $41.7 million at October 2, 1999. Of this exposure, $54.6 million at July 1, 2000 and $38.8 million at October 2, 1999 was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

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

Interest Rate Risk
    IGT's results of operations are exposed to fluctuations in bank lending rates and the costs of US Government securities, which are used to fund liabilities to jackpot winners. IGT records gaming operations expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. We estimate that a 10% decline in interest rates would have impacted gaming operations gross profit by $2.2 million in the current year-to-date period and $2.5 million in the prior year period. IGT currently does not manage this exposure with derivative financial instruments.

    Our outstanding Senior Notes issued in May 1999 carry interest at fixed rates. If interest rates increased by 10%, we estimate the fair market value of the notes would have decreased approximately $42.1 million at July 1, 2000 and $45.0 million at October 2, 1999.

                           Part II - Other Information

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in our proxy statement and form of proxy for the 2001 Annual Meeting of Stockholders must be received by us by September 29, 2000. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. A stockholder otherwise desiring to bring discussion before an annual meeting of stockholders (including any proposal relating to the nomination of a director to be elected to the Board of Directors) must submit a proposal that is received at our principal executive offices on or before December 13, 2000.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2000

                                          INTERNATIONAL GAME TECHNOLOGY



                                          By:/s/G. Thomas Baker
                                             G. Thomas Baker
                                             President, Chief Operating Officer,
                                             and Chief Financial Officer