Form 10-K
period 2000-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2000-12-18
CIK 353944

FORM 10-K
                       Securities and Exchange Commission

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the Fiscal Year Ended September 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 2000:
                                 $2,876,779,414

The number of shares outstanding of each of the registrant's classes of common stock, as of November 24, 2000:

                72,721,196 shares of Common Stock, $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                Table of Contents


                                     Part I
                                                                       Page

Item  1. Business                                                        2

Item  2. Properties                                                     20

Item  3. Legal Proceedings                                              21

Item  4. Submission of Matters to a Vote of Security                    21
         Holders

                              Part II

Item  5. Market for Registrant's Common Stock and Related
         Stockholder Matters                                            21

Item  6. Selected Financial Data                                        22

Item  7. Management's Discussion and Analysis of Financial              23
         Condition and Results of Operations

Item  7a.Quantitative and Qualitative Factors about Market Risk         30

Item  8. Consolidated Financial Statements and Supplementary Data       32

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            64



                                    Part III

Item     10.    Directors and Executive Officers of the Registrant      64

Item     11.    Executive Compensation                                  64

Item     12.    Security Ownership of Certain Beneficial Owners and
                Management                                              64

Item     13.    Certain Relationships and Related Transactions          64

                                     Part IV

Item     14.    Exhibits, Financial Statement Schedule and Reports
                on Form 8-K                                             64

                Signatures                                              67

                                     Part I
Item 1.  Business

General
International  Game  Technology  was  incorporated  in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate its initial public offering. In addition to its 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned subsidiaries: I.G.T. - Argentina S.A. (IGT-Argentina); I.G.T. Australia Pty. Limited (IGT-Australia); International Game Technology (NZ) Ltd. (IGT-NZ); IGT do Brazil Ltda. (IGT-Brazil); IGT-Europe B.V. (IGT-Europe); IGT-Iceland Ltd. (IGT-Iceland); IGT-Japan K.K. (IGT-Japan); IGT-UK Limited (Barcrest); International Game Technology - Africa Pty. Limited (IGT-Africa); International Game Technology S.R. Ltda. (IGT-Peru); and Sodak Gaming, Inc. (Sodak).

Unless the context indicates otherwise, references to "International Game Technology," "IGT," "we," "our" or "the Company" include International Game Technology and its wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89511; our telephone number is (775) 448-7777.

IGT is the largest manufacturer of computerized casino gaming products and operator of proprietary gaming systems in the world and was the first to develop computerized video gaming machines. Since its founding in 1980, IGT has principally served the casino gaming industry in the United States. In 1986, IGT began expanding its business internationally, and in addition to its production in the United States, currently manufactures its gaming products in the United Kingdom and through a third party manufacturer in Japan. IGT also maintains sales offices in selected legalized gaming jurisdictions globally, including Australia, Argentina, New Zealand, Peru, South Africa and The Netherlands. We also maintain a service office in Brazil. IGT provides gaming products in every significant legalized gaming jurisdiction in the world.

The following are trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries:
After Shock, All for One, Diamond Cinema, Dollars Deluxe, Dynamite, EZ Pay, Fabulous 50's, Five Play Draw Poker, Game King, High Rollers, IGT Gaming System
(IGS), iGame, iGame Plus, Integrated Voucher System (IVS), Megabucks, MegaJackpots, Monedin Joker, Multi-Denomination, Multi-Hand Poker, Nickelmania, Nickels, Nickels Deluxe, Party Time, Pokermania, Popper King, Psycho Cash Beast Club, Quartermania, Quarters Deluxe, S2000, S-Plus, Security Accounting Management System (SAMS), Slotopoly, Super Nickelmania, Super Vision, Triple Play Draw Poker, Triple Play Poker, and Vision Series.

IGT designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this filing and their related trademark and copyright ownership information are: "The Addams Family" is a trademark of Monaco Entertainment Corporation; "Elvis, Elvis Presley, and King of Rock `n' Roll" are registered trademarks of Elvis Presley Enterprises, Inc. (C) Elvis Presley Enterprises, Inc.; "Jeopardy!" is a registered trademark of Jeopardy Productions, Inc., "Jeopardy!" (C) 2000 Jeopardy Productions, Inc., All Rights Reserved; "Wheel of Fortune" is a registered trademark of Califon Productions, Inc., "Wheel of Fortune" (C) 2000 Califon Productions, Inc., All Rights Reserved; "Regis' Cash Club" is a game developed in conjunction with Philbin Enterprises; "$1,000,000 Pyramid (TM) and (C) 2000 CPT Holdings, Inc., All Rights Reserved; "I Dream of Jeannie" (TM) and (C) 2000 CPT Holdings, Inc., All Rights Reserved; "The Three Stooges" (C) 2000 C3 Entertainment, Inc., All Rights Reserved; "The Three
Stooges" characters, names and all related indicia are trademarks of C3 Entertainment, Inc.; " The Honeymooners" is a trademark used under license; "Let's Make A Deal" is a trademark of Let's Make a Deal, is registered in the US and is pending elsewhere, and is used under license; "Beverly Hillbillies" (C) 2000 CBS Worldwide Inc., All Rights Reserved; "Lifestyles of the Rich and Famous" (C) 2000 Rysher Entertainment, Inc., All Rights Reserved; "The Munsters" is a copyright of Kayro-Vue Productions and a trademark of Universal Studios, licensed by Universal Studios Licensing, Inc., All Rights Reserved; "American Bandstand" is a trademark of Dick Clark Productions, Inc.; "Wheel of Gold" and "Totem Pole" are federally registered trademarks of Anchor Gaming.

Item 1.  Business

In March 1998, IGT completed the purchase of Barcrest Limited (Barcrest), a Manchester, England-based manufacturer and supplier of gaming related amusement devices and formed IGT-UK Limited. Also in March 1998, IGT purchased certain assets of Olympic Amusements Pty. Limited (Olympic), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The Olympic business was consolidated with IGT-Australia.

In September 1999, IGT completed the acquisition of Sodak Gaming, Inc. Sodak distributes IGT gaming products and provides wide-area progressive systems to Native American casinos. Sodak also provides financing for gaming ventures in Native American markets.

In July 2000, IGT completed the sale of Barcrest K.K. (Barcrest-Japan) to a Japanese company engaged in the manufacture, development and sale of pachinko and pachisuro slot machines.


Risk  Factors  and  Cautionary  Statement  for  Purposes  of the  "Safe  Harbor"
Provisions   of  the   Private   Securities   Litigation   Reform  Act  of  1995

Forward-Looking   Statements
This   annual   report  on  Form  10-K   contains
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions.

Such forward-looking statements and IGT's operations, financial condition and results of operations involve known and unknown risks and uncertainties. Such risks and factors include, but are not limited to, the following:
o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets;
o       delays of scheduled openings of newly constructed or planned casinos;
o       the effect of changes in economic  conditions;
o       a decline in public acceptance  of  gaming;
o       unfavorable   public   referendums  or  anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o       delays in approvals from regulatory agencies;
o political and economic instability in developing international markets for IGT's products;
o       a decline in the demand for replacement  machines;
o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos;
o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors;
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments;
o       loss or retirement of our key executives or other key employees;
o approval of pending patent applications of parties unrelated to IGT that restrict our ability to compete effectively with products that are the subject of such pending patents or infringement upon existing patents;
o the effect of regulatory and governmental actions, including regulatory or governmental actions challenging our compliance with applicable gaming regulations;
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees;
o the limitation, conditioning, suspension or revocation of any of our gaming licenses;
o       fluctuations in foreign exchange rates, tariffs and other barriers;
o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts;

Item 1.  Business

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

Lines of Business
We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Product Sales," and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, which we refer to as "Gaming Operations."

See Note 19 of Notes to Consolidated Financial Statements for information concerning the revenues, operating results and identifiable assets of our two principal lines of business and operations by geographic region. The consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In fiscal year 2000, gaming product sales produced 60% of total revenues while gaming operations produced 40% of total revenues.

Product Sales
IGT designs, manufactures and markets computerized casino gaming products and systems for both domestic and international markets. Domestically, IGT manufactures a broad range of gaming machines, consisting of traditional spinning reel slot machines, video gaming machines, government-sponsored and other video gaming devices. In international markets, we target the amusement with prize, casino-style, private clubs, gaming-hall and government-sponsored video machine markets. For our domestic and certain international markets, we offer hundreds of recognized game themes. We typically sell our machines directly or through distributors to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator. In the North American gaming market, IGT holds a estimated 67% share of the installed base of casino gaming machines and an estimated 59% share of the combined installed base of both casino-style and government sponsored gaming machines. We believe our market share is the result of our innovation in video and slot technology, the efforts of our experienced sales force and our focus on customer service and product reliability.

Gaming machines for the casino markets in Australia, Europe, South Africa and Latin America are similar to the spinning reel and video games in the North American markets. Features differ in each market but the games are generally multiple coin games with random outcomes paid in coins returned to the customer. In some jurisdictions, the machines pay out in the form of tickets, vouchers, or tokens, rather than coins. Gaming machines in Japan and the United Kingdom markets, however, are produced locally and differ substantially from domestic machines.

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

Description of  Product Sales
IGT's  innovations  in slot and video  technology  have  increased  the  earning potential of our gaming machines by enhancing entertainment value through creative uses of sound, bonus features and overall aesthetics. We also focus on improving the ease and speed-of-play of our machines by incorporating local game preferences, and by minimizing downtime through improved reliability and added service features. IGT's new gaming machines offer a wide variety of themes, innovative designs, sophisticated security features, self-diagnostic capabilities and various accounting and data retention functions. Over the past decade, significant increases in the installed base of gaming machines have been driven by the growth in the number of jurisdictions with legalized gaming, advancements in gaming machine technology, and the increasing popularity

Item 1. Business

of large theme-based casinos. IGT estimates that in North America slot machine revenue accounts for nearly 70% of total casino revenues. IGT was the first to develop computerized video gaming machines and currently offers the largest variety of gaming machines in this market. When making purchasing decisions, casino operators look for machines with enhanced entertainment value such as secondary games or bonusing features, superior graphics and audio and recognizable game themes.

Multi-line, multi-coin video-based games are currently among the most popular games on the floor. In response to this trend, IGT's current products employ advanced technology to enhance entertainment and communication features while retaining many of the familiar and popular features of older games. These product lines include: The Game King(R) video platform, which offers a single or multi-game format with a touchscreen monitor; the iGame Plus(TM) video machine, an interactive video game with animated graphics and secondary bonusing features; the Vision Series(TM), a spinning reel slot combined with a full-color liquid crystal display; and the S2000(TM) spinning reel platform which combines the reliability and game library of IGT's traditional S-Plus(TM) machine with upgraded processor boards and an enhanced sound package.

As these new games are installed, the earnings disparity between the older and newer machines on the casino floor widens, and the replacement cycle is stimulated. In addition, all of IGT's newer games will be available in a Multi-Denomination(TM) format and can be readily adapted for use with IGT's EZ Pay(TM) system or other ticket in/ticket out (TITO) systems. We believe the introduction of new, more sophisticated interactive games combined with the added cost savings, convenience and other benefits of TITO systems will help stimulate the replacement machine market.

One of IGT's newest products, the EZ Pay(TM) Ticket System, targets the casino operator's need to reduce operating costs and machine downtime. This product provides our customers with a system that allows machines to print tickets in place of dropping coins from the hopper. In many cases the printing of a ticket eliminates the delays encountered when a large payout requires the personal attention of a casino employee. The system also provides the machines with the capability of accepting tickets. This provides players with the added flexibility to move from one machine to another without the inconvenience of coin handling. Casinos will have the option to use both hoppers and tickets in IGT's machines connected to the EZ Pay(TM) Ticket System. We believe this offers casino operators and players the most flexibility while the industry explores player preferences with respect to ticket based products. EZ Pay(TM) machines will also enable the player to select any denomination he or she prefers. Our Integrated Voucher System (IVS)(TM) product was also introduced during the last quarter of fiscal 2000. The IVS(TM) product offers EZ Pay(TM) system functionality, but can be integrated with a casino's existing slot accounting system. This integration provides additional efficiencies to casino operators who are looking to maximize the automation of accounting controls and other functions. Initial customer response to this technology has been positive and we believe this segment will be a significant driver of the machine replacement market over the next several years.

Gaming machines in Japan and the United Kingdom markets differ substantially from domestic machines. In the United Kingdom, IGT manufactures and sells amusement with prize (AWP) machines. An AWP machine is a game of chance with low stake wagering for amusement with low value cash prizes, typically under $25. In the Japanese market, IGT manufactures and sells pachisuro machines. A pachisuro machine is a three-reel slot machine played with tokens and is considered a skill game, which allows the player to control the stopping of the reels.

In fiscal year 2000, IGT continued installing the IGT Gaming System (IGS)(TM), which supports casinos' control and information needs. The IGS (TM) product is a 14 module integrated casino system which includes player tracking, pit cage and credit, and slot management, plus specialized modules including bus scheduling and events management. The IGS(TM) product is approved, marketed and operational in most domestic jurisdictions as well as Australia, Canada, Portugal and South Africa.

Item 1.  Business

The following schedule sets forth net revenues derived from gaming product sales for the fiscal years ended:

                                                September 30,  October 2,   September 30,
                                                   2000          1999           1998
                  -----------------------------------------------------------------------
                (Dollars in thousands)
                 Gaming products
                   Video products                $263,412      $189,625      $177,804
                   Spinning reel slot             133,251       162,310       161,716
                   Amusement with prize            75,359        78,947        32,225
                 Pachisuro                         34,787        55,328        17,466
                 Other gaming products(1)          96,572        90,388        87,813
                                                 --------      --------      --------
                 Total product sales             $603,381      $576,598      $477,024
                                                 ========      ========      ========


(1) Other gaming products includes revenues from gaming systems, lottery systems, parts, equipment and service.

Demand for Gaming Products
Demand for IGT's gaming products comes principally from four sources: the establishment of new gaming jurisdictions; expansions of existing casinos; addition of new casinos within existing gaming markets; and the replacement of older and/or technically obsolete machines. The replacement cycle is driven primarily by competition in the casino industry to provide the customer with more entertaining and sophisticated games combined with enhanced features such as multi-denomination capability and TITO technology. To maximize our opportunity in the replacement market, we are increasing the number of new games released each year and focusing our product development efforts on creating games that provide enhanced entertainment value as well as utilizing numerous popular game themes and concepts. Technological advances, new designs, improvements in visual characteristics, the development of new games, general wear and tear and the evolving preferences of casino patrons also drive replacement. The construction of new casino properties also has an impact on the replacement machine market since, historically, the addition of new properties has encouraged existing casinos to upgrade to new slot products in order to remain competitive. Demand for replacement products is also dependent, in part, upon the willingness of casinos to incur the costs associated with replacing existing gaming machines with new machines.

Product Development
The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, operational efficiencies, technical capability and the financial condition and reputation of the manufacturer. Player appeal is the combination of machine design, hardware, software, game features and ease of play that ultimately improves the earning power of gaming machines and the operator's return on investment. To increase the player appeal of our machines, we have made significant investments in research and development of products tailored toward the specific demands of our customers as well as the users of our products. In this context, IGT developed numerous themes with a variety of ideas and concepts. In fiscal year 2000, IGT debuted more than 40 new offerings, most of which were directed at the growing multi-line, multi-coin video slot market. IGT expects to debut a greater number of games in fiscal year 2001. As with all new games, these machines are subject to regulatory approval. Using our Megatest, an on-line computerized testing and monitoring system, to evaluate and forecast acceptance of new products, IGT is able to evaluate and quickly focus on the more popular gaming concepts. Megatest uses a central computer to monitor the performance of games placed in a representative sample of casinos throughout Nevada. The Megatest program allows IGT to test games in a relatively short time span with a high degree of accuracy, which results in the quicker release of higher-performing games.

In international markets, our strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible or required. For the European casino market, Barcrest has designed the "Enhanced" series of reel-based, casino-style games to complement the current product offerings in the market. The Enhanced machine incorporates top box technologies designed in the UK with our casino-style machines to

Item 1.  Business

add bonus features and will continue to be marketed by IGT-Europe. In Australia, several platforms were replaced with one common platform featuring enhanced technologies. This new product will become the IGT-Australia standard and is supported by two game design centers. IGT-Japan's engineering department has expanded in order to continue to develop new technologies for the pachisuro market and expects to release a new platform during fiscal 2001.

North American Markets
In the last decade, the increased legalization of gaming in new jurisdictions, expansion in existing gaming markets and growing popularity of gaming as a leisure activity has influenced demand in North America and presented growth opportunities for IGT. The introduction of riverboat gaming in the Midwest, the expansion of Native American casino gaming, including the opening of the California market, and the growth in the Canadian, Nevada and non-casino government-sponsored gaming markets have all expanded the market for gaming machines.

IGT's machine sales in North America increased by approximately 3,600 units in fiscal year 2000 as compared to fiscal 1999 due primarily to the opening of the Native American casino market in California. Fewer new casino openings contributed to slower growth in certain domestic jurisdictions including Canada, Colorado, Nevada, and cruise ship markets.

Nevada
Throughout the 1990s, the addition of new casinos with enhanced entertainment and leisure activities has stimulated demand for our machines in this market. The expansion or refurbishment of existing operations and replacement of older gaming machines also increased demand for our machines. Nevada's developing nickel video reel and traditional video poker markets are expected to drive implementation of TITO systems much faster than many of the newer jurisdictions.

In fiscal year 2000, we provided gaming machines to two major new casinos, Suncoast and Aladdin, and to two smaller casino openings, Arizona Charlies East and The Hacienda, all in Las Vegas. Several other Nevada properties underwent smaller-scale expansions. The majority of the sales in fiscal year 2001 are expected to be for expansions and replacements with the exception of Terribles Casino in Las Vegas, which is scheduled to open in early fiscal year 2001.

Midwest Gaming
Riverboat-style gaming began in Iowa in 1991 and currently is operating in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. In late fiscal year 2000, IGT shipped machines to the following new properties, which are expected to open in early fiscal year 2001: Hollywood Park in Louisiana and Belterra, a Pinnacle Entertainment property in Indiana. Lakeside Oceola in Iowa was the only new opening in this region in fiscal year 2000. IGT provided gaming machines to the Greektown, the third temporary casino in Detroit, which is expected to open in early fiscal year 2001. The permanent casinos in Michigan are expected to add 4,000 machines to the market in the next three to five years.

Atlantic City
The Atlantic City market consists of 12 large casinos, which are concentrated in the mature boardwalk area and the marina district. During fiscal year 2000, Boyd Gaming and MGM Mirage began construction of the Borgata, a marine area-property, which is expected to open in 2003. MGM Mirage has announced plans to construct another new casino in Atlantic City within the next three years. In addition, Trump Hotels and Casino Resorts plan to raze the World's Fair Casino and replace it with a new casino property. Recent changes in the gaming approval process in this jurisdiction may also serve to stimulate new games by accelerating approval times and allowing a greater number of popular themes to be introduced.

Native American Gaming
Casino-style gaming continued to expand on Native American lands during fiscal year 2000. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988, which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to

Item 1. Business

implementation, that the Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. We place machines with Native American tribes who have negotiated compacts with their respective states and have received approval by the US Department of the Interior.

IGT, through Sodak, began selling machines to authorized Native American casinos in 1990, and to date has sold machines or components to Native American casinos in 17 states. Sodak maintained a distributor relationship with IGT from 1990 until September 1999 when IGT acquired Sodak. Sodak provides financing for its product sales and, in some instances, has participated in the development, equipping, and financing of gaming ventures.

In March 2000, the California constitution was amended to allow the Governor to compact with tribes for the operation of casinos including the operation of traditional slot machines. The Governor, with the legislature's approval, has entered into compacts with 61 California tribes. We commenced sales in California immediately after the initial compacts were approved by the US
Department of the Interior in May 2000. This market potential is estimated at 43,000 machines based on the language in the compacts between the Governor and the tribes. The portion of the compacts that defines machine limits can be renegotiated in March of 2003, but there is no assurance renegotiations will occur, or that they would result in increased machine numbers.

Gaming expanded to the state of Washington in 1999 where the Governor signed compacts with 19 tribes that permit electronic gaming devices, linked to a central determination system, at the Native American casinos. Sierra Design Group (SDG) manufactures and distributes terminals and systems designed specifically to comply with the Washington compacts. IGT provided manufactured components to SDG for approximately 4,300 terminals for the Washington market; 2,300 in fiscal year 2000 and 2,000 in fiscal year 1999.

In addition to potential new markets, the replacement of older machines may offer the potential for additional sales. Native American gaming experienced rapid expansion in 1992 and 1993, suggesting that a greater proportion of the installed machine base may be entering the replacement cycle, based on overall gaming industry trends.

Canada
We currently provide spinning reel slot machines to all Canadian provincial governments operating or authorizing casino-style gaming, including Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec, Saskatchewan and Yukon. The expansion of existing casinos and opening of new properties in Alberta, British Columbia and Ontario may create demand for approximately 5,000 new machines. In fiscal 2000 we introduced leased games into Alberta, Ontario, and Quebec casinos. The Canadian lease market is expected to continue to expand into additional jurisdictions due to the demonstrated success of properties utilizing leased IGT games.

In fiscal year 2000, business opportunities in Canada prompted IGT to expand its distribution agreement with the New Brunswick-based Hi-Tech Gaming.com, Ltd. (Hi-Tech) to include machine and systems sales, in addition to parts and service. While IGT will continue to maintain a corporate presence in Canada, we expect this new distribution agreement with Hi-Tech to provide the increased infrastructure necessary to service the anticipated growing volume of business.

In addition to government sponsored or approved casino gaming, the provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island, Quebec and Saskatchewan operate video gaming terminals (VGTs). In the past year Lotto Quebec issued a request for proposal (RFP) calling for the replacement of 15,000 VGTs, while the Atlantic Lottery Corporation (ALC) issued an RFP for 3,000 VGTs. The Western Canada Lottery Corporation (WCLC) is expected to issue RFPs for the replacement of 6,000 VGTs in Alberta and 3,500 VGTs in Saskatchewan during the coming year. IGT through Hi-Tech has submitted bids for the ALC and Quebec RFPs, which are currently being evaluated. It is expected that bids will also be submitted for the WCLC and Saskatchewan RFPs once they are released.

Item 1. Business

International Markets
IGT has sold to international markets since 1986. Each model must comply with the individual country's regulations. We respond to the specific requirements of a number of international jurisdictions by maintaining a local presence and by providing products appropriate for each market.

Our unit sales in international markets are as follows:

                                              Fiscal         Fiscal
                                               2000           1999
      -----------------------------------------------------------------

        Jurisdiction
           United Kingdom(1)                    33,400        31,500
           Japan                                14,600        27,900
           Australia and New Zealand             6,700         6,700
           Europe, Middle East and Africa        3,300         2,800
           Latin America                         2,200         3,900
           South Africa                          1,500         1,100
           Other                                   600         1,000
                                             ---------     ---------
         Total                                  62,300        74,900
                                             =========     =========

(1) Includes 15,500 AWP machines exported to Europe in fiscal year 2000 and 7,400 machines in fiscal year 1999.

Australia and New Zealand
We established manufacturing, sales, marketing and distribution operations in Sydney in 1985 and began selling gaming machines in Australia in 1986. Australia is the largest and most established market for gaming products outside of North America and is primarily a video machine market. The installed base for machines is approximately 200,000 units in the casino, hotel, pub and club markets in Australia and New Zealand. Our installed base in this region is approximately 46,000 units or 23%. In both fiscal years 2000 and 1999, IGT had sales of 6,700 machines. This year has again been one of intense competition between manufacturers as a result of the limited growth and technologically advanced products.

In March 1998, we acquired the assets of Olympic Amusements Pty. Limited (Olympic), an Australian-based manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services in an effort to enhance our existing operation. As a result of the acquisition, approximately $100 million in intangible assets were recognized. After the acquisition, IGT-Australia experienced difficulties assimilating the two companies, and as a result, we lost significant market share while our competition prospered in this market. In an effort to return IGT-Australia to a profitable operation, we developed a restructuring plan during late 1999 and implemented the changes during the current fiscal year. These changes included narrowing product lines, downsizing our sales, service and engineering departments and transferring manufacturing to Reno.

In April 2000, the New South Wales (NSW) state government announced that it would place a twelve-month moratorium on the number of new slot machines permitted by registered clubs. There is the possibility that this moratorium will be extended, thereby affecting the growth in this market. In Queensland, similar "responsible gambling" restrictions were adopted during fiscal 2000, where the limit on the number of gaming machines was set at 280 for clubs and 40 for hotels. Other Australian jurisdictions are considering similar measures. We can't determine the effect this will have on future sales.

In July 2000, we introduced a new machine platform with eight new games. It has been approved in the jurisdictions of NSW, Queensland and New Zealand. Initial response to this new product line has been very positive. The performance of the new games has been very strong, particularly in the lower denominations. There are currently a number of additional games in development.

Item 1  Business

United Kingdom
We established a manufacturing, sales, marketing and distribution operation in Manchester, England with our acquisition of Barcrest Limited in March 1998. Barcrest manufactures and sells amusement with prize machines, club machines and top box products. AWP machines are approximately half the price of our domestic S-Plus(TM) product and have a replacement cycle of less than 18 months.

The AWP installed base in the United Kingdom (UK), which is not expected to grow in the near term, exceeds 220,000 units, located in a variety of outlets including pubs, clubs, bingo halls, casinos, licensed betting offices and arcades. The UK has a review every three years of the stake and prize regulations for AWP machines. During fiscal year 2000, the UK market for AWP machines was 53,000, down from 63,000 in fiscal year 1999, which had benefited from increased demand following a change in stake and prize regulations. This replacement market is dominated by bars and licensed betting offices that demand regular releases of new machines. To meet this demand, new products are launched in the UK every four to six weeks. In fiscal year 2000, AWP sales in the UK totaled 14,905 units, approximately 29% of the market.

In response to the European market's continual need for new and innovative AWP products, in fiscal year 2000 Barcrest launched a new design center, Red Gaming, and re-named its BWB business to Vivid Gaming. Red Gaming is presently focused on development for the UK market and has received orders for its first game, After Shock(TM), to be delivered during the first quarter of fiscal year 2001. Vivid develops product for the European leisure industry. It launched its first game, All For One(TM), in June 2000 and sold 900 units of this machine in fiscal year 2000.

We also sell AWP products, through distributors, in Germany, Spain, The Netherlands and other smaller European markets. The total European market size for AWP products is 800,000 machines with an annual replacement market of approximately 113,000 machines. Export opportunities arise as various governments recognize the benefits of AWP products. To capitalize upon these opportunities, we have research and development centers in The Netherlands and Spain, which design machines for various European markets. In FY 2000, Barcrest's research and development center in Spain launched the highly successful product, Monedin Joker(TM). The company's success in the Spanish market resulted in an increase to 7,600 unit shipments in fiscal year 2000, compared to 575 machines in the prior year. During the year, UK manufacturers exported approximately 40,000 machines to Europe, up from 24,000, of which approximately 37% were Barcrest products.

Club machines are more simply designed AWP products offering higher maximum wagers and cash prices. These machines are replaced less often and are located in private member clubs and bingo halls. The UK club market has an installed base of approximately 60,000 units with an annual replacement market of approximately 5,300 machines. Barcrest produced the most successful club machine in the UK market, Psycho Cash Beast Club(TM), which sold 900 units. In fiscal year 2000, our total club sales in the UK were 1,600 units, a 29% market share.

Barcrest designs and manufactures top boxes, which are attached to IGT's domestically produced casino-style machines. These top boxes add a bonus feature, which increases the player appeal of these games. In July 1999, we began providing all of our top boxes, excluding Party Time(TM), to our joint venture with Anchor Gaming for sale to the casino customer. The Party Time(TM) top box is used with IGT's domestic MegaJackpots(TM) machines.

Europe, Middle East and Africa
In 1992, we opened our office in The Netherlands to service the European, Middle Eastern and African markets, excluding South Africa. In these regions, gaming is prevalent in casinos and non-casino environments such as pubs, bars and arcades. Within the European markets, casino-style gaming machines compete with AWP machines, which we sell exclusively through our Barcrest office.

We estimate that throughout this region, the market base of legally installed casino-style gaming machines is approximately 68,000 units. Of these machines, we estimate our share at 19,000. In fiscal year 2000, we made sales of approximately 3,300 machines in this market, compared to 2,800 machines in fiscal year 1999. The majority of our fiscal

Item 1...Business

year 2000 sales were to gaming operations in France, Greece, Italy, Portugal, Slovenia, Spain, Sweden and The Netherlands. We currently anticipate moderate growth in the European installed base and our sales to this market will be principally dependent upon replacement sales. Our market share improvement is due to the success of our new product rollout, specifically relating to the new video product. Additionally, this proved to be a successful year with the rollout of the IGS(TM) product in the European market. The IGS(TM) product was selected as the system of choice by the Portuguese government resulting in a successful launch of three IGS(TM) systems in July 2000.

South Africa
Our office in Midrand, Gauteng, South Africa services the gaming markets located in South Africa, sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under the National Gambling Act, which has allocated a total of 40 casino licenses among each of the nine provinces in South Africa. All 40 licenses are expected to be operational by the year 2003. There are currently 19 operational casinos in the country with five additional new casinos opening by the end of the calendar year. The new casino that opened in the fiscal year 2000 was Desert Palace in the Northern Cape Province. Of the five new casinos to be opened, three will be in the Western Cape Province, one in KwaZulu Natal and one in the Eastern Cape.

By the end of fiscal year 2000, IGT-Africa was licensed as a manufacturer/supplier in six of the nine provinces. We will receive licensure in one other province in the first quarter of fiscal year 2001. We have an application pending in one other province. The only remaining province to call for licenses is the North West Province where five of the original casinos are located.

During fiscal year 2000, we sold 1,500 machines in the South Africa casino market, compared to 1,100 units in fiscal year 1999. We rank second in market share in this region with 30% of unit sales. The majority of these sales were to new casinos due to open later in the year including Tsogo Sun's permanent casino.

South Africa is also in the final stages of  legalizing a limited  payout market
(LPM). The LPM permits smaller venues to operate a maximum of five machines, with each machine limited to a maximum payout of 500 Rand or approximately US
$70. The National Gambling Act and the provincial gambling acts govern these smaller venues, which include bars, taverns, and social or sports clubs. The National Gambling Board has recently called for RFPs for the Central Monitoring System. We anticipate that the first limited payout machines will begin operating in mid to late calendar 2001. We estimate the total size of this market will be approximately 38,000 machines.

Japan
Historically  we have  serviced the  Japanese  market with two offices in Tokyo:
IGT-Japan, established in 1992; and Barcrest-Japan, acquired in 1998 as part of the Barcrest acquisition. In July 2000, Barcrest-Japan was sold to a Japanese pachisuro manufacturer. The pachisuro machine is a three-reel slot machine played with tokens and is considered a skill game as the player controls the stopping of the reels. Payouts are relatively small. The product is regulated by the Security Electronics and Communication Technological Agency (SECTA), which ensures compliance with regulations mandated by the National Police Agency. Pachisuro machines are more fashion-driven and sell for approximately a third of the price of our domestic S-Plus(TM) machine. These machines are licensed for three years. However, they typically have a replacement cycle of less than 12 months.

The pachisuro-installed base in the Japanese market is over 1,000,000 machines in approximately 17,000 halls and sites throughout the country. There are 22 manufacturers that are members of the Nichidenkyo (NDK) manufacturer's association and licensed to sell in this market. IGT-Japan became the first foreign member of NDK in 1992 and a full member in 1995.

In Japan, we utilize third party manufacturers to produce our machines and distributors to sell our products. The distributors sell to hall operators and to second-tier distributors. IGT-Japan also has an in-house sales team to market products directly to customers in Nagoya, Sendai and Tokyo.

Item 1.  Business

During fiscal 2000 we sold 14,600 units in the Japanese market compared to 27,900 units in the prior fiscal period. Fiscal 1999 was our most successful year ever in this market as a result of the strong customer acceptance of our Popper King(TM) product. The relatively short selling cycle of three to four months for any one new game release makes success in this market highly dependent upon the ability to regularly introduce popular new games.

Latin America
We sell casino-style gaming equipment to many legalized gaming jurisdictions in Latin America through our established offices in Argentina, Miami, Peru, and our distributor in Venezuela, Starwin. During fiscal year 2000, IGT sold 2,200 machines in Latin America compared to 3,900 machines in the previous fiscal year. Sales decreased due to new laws in Brazil, which effectively closed that market, and government delays in granting new operator licenses in Venezuela.

Gaming Operations
We have developed and operated wide-area progressive systems, collectively referred to as MegaJackpots(TM), since 1986. As of September 30, 2000, IGT operated 149 systems in 17 domestic jurisdictions, including Native America, Nevada and New Jersey, under the following names or trademarks: The Addams Family(TM), Dollars Deluxe (R), Elvis (R), Fabulous 50's(R), Five Play Draw Poker(TM), High Rollers (TM), Jeopardy!(R), Megabucks(R), Nickelmania(TM), Nickels(TM), Nickels Deluxe(R), Party Time(TM), Pokermania(R), Quartermania(R), Quarters Deluxe(R), Slotopoly(TM), Super Nickelmania (TM), Totem Pole(R), Triple Play Draw Poker(TM), Wheel of Fortune(R), and Wheel of Gold(R). These games may be offered in different denominations in each jurisdiction. Internationally, our IGT-Europe office supports one MegaJackpots(TM) system, operated under the name Gullnaman in Iceland. Approximately 5% of the domestic installed base of gaming machines generates recurring revenue including wide-area progressive systems and stand-alone machines in which the manufacturer participates in the revenue from the machine on a percentage or fee basis. Wide-area progressive systems are electronically-linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits a winning combination. In the North American market, IGT estimates it holds more than a 70% share of the installed base of these machines.

Wide-area progressive systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win larger or more frequent jackpots than on machines not linked to progressive systems. Win (net earnings to the operator) per machine on machines linked to progressive systems are generally higher than on stand-alone machines.

IGT continually provides innovation and enhanced player appeal to its MegaJackpots(TM) games consistent with product lines that are sold directly to the casinos. This is accomplished through the introduction of feature rich games with second event bonusing incorporating popular themes, such as The Addams Family (TM) and video Jeopardy!(R), which were introduced in fiscal year 2000. New themed product introductions planned for fiscal year 2001 include the Regis' Cash Club(TM) and $1,000,000 Pyramid(TM) games.

IGT operates some of these systems under joint marketing alliances with other gaming companies, principally with Anchor Gaming (Anchor). The purpose of these strategic alliances is to combine the game development efforts of other companies with IGT's wide-area progressive system expertise. The Wheel of Fortune (R) game, which is offered through the Anchor joint venture, began in December 1996 in Nevada and New Jersey with approximately 240 machines, and as of September 2000, 11,500 machines were operating in 17 jurisdictions. The I Dream of Jeannie(TM) wheel game is planned for introduction in fiscal year 2001 under the same joint venture. In addition, we entered into a licensing, development and marketing agreement in fiscal year 2000 with Shuffle Master to further develop Shuffle Master's licensed intellectual properties, The Three Stooges(R), The Honeymooners(TM) and Let's Make A Deal(R). Introduction of these products is planned for fiscal year 2001.

We also supply certain MegaJackpots(TM)games as "stand alone" games that are proprietary in nature but not linked to a progressive system. In certain jurisdictions, these games are either leased on a per machine per day basis or are operated under a revenue sharing agreement. This additional marketing tool was created for the customer that didn't want to

Item 1. Business

contribute to a large jackpot, yet still wanted our games on the floor. They are installed in Canada, Colorado, Connecticut, Illinois, Indiana, International cruise ship markets, Iowa, Louisiana and Nevada. Approximately 3,600 machines are operated as stand alone games. Most of these games were developed in connection with the Anchor joint venture.

We recognize that all games, including MegaJackpots(TM) systems games, have a finite life cycle. As a result, IGT systematically replaces, either wholly or in part, older systems experiencing declining play levels with new systems that incorporate enhanced entertainment value and improved player appeal. This serves to increase revenue generation overall as well as on a per unit basis for both IGT and our customers. During fiscal year 2000, IGT removed 19 MegaJackpots(TM) systems in eight jurisdictions.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos contribute a portion of the wagered amount to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpot winners may elect either a single payment of the discounted value of the progressive jackpot, or annual installments which are paid out over 20 to 26 years depending on the system and jurisdiction. Many of our new products are Instant Winner systems, which pay the full jackpot amount in one sum when won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust pays IGT fees for annual licensing and machine rental. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees or a portion of the amount contributed by the casinos is paid to us from this fund. In Iowa, the progressive jackpot fund is administered by a trust managed by IGT and net profits are transferred to IGT.

Lease and Other Gaming Operations
IGT also receives gaming operations revenue from machines and systems on lease, rental and other recurring revenue agreements. Lease revenue increased in fiscal year 2000 due primarily to royalty revenue earned on our most popular game, Triple Play Draw Poker (TM), which is operational in various domestic jurisdictions. These machines are placed under a royalty agreement whereby casinos pay Action Gaming, the company that holds a patent for the game concept, and IGT a monthly royalty fee.

IGT currently leases machines to three state lotteries: Delaware, Oregon and Rhode Island. Under a technology provider license with the Delaware State Lottery, IGT leases approximately 2,400 terminals to the state at three pari-mutuel facilities. During the past year we added 540 terminals. Under the technology lease with the Delaware State Lottery, which will expire in December 2001, we receive a percentage of revenue for use and maintenance of these machines. We lease approximately 2,200 video gaming terminals to the Oregon State Lottery under a lease agreement expiring in April 2002. We also have machines on Rhode Island's video lottery system, which links two pari-mutuel facilities. As of September 30, 2000, there were approximately 400 IGT terminals operating in Rhode Island's system.

In 1999, we entered into a license agreement with the West Virginia Racing Association for IGT's SAMS(TM) system that will monitor approximately 6,000 machines at the state's four pari-mutuel facilities. The West Virginia Lottery will operate this system while IGT will provide hardware and software maintenance. We successfully installed the SAMS system in West Virginia in 2000 and will complete the installation of the progressive portion during fiscal year 2001. IGT shipped more than 1,500 terminals to four pari-mutuel facilities in West Virginia during fiscal year 2000.

As part of our normal business, we also receive other recurring revenue in various jurisdictions from short-term rental contracts or long-term lease contracts for gaming machines.

Business Strategy
IGT's product development staff works to provide innovation in gaming machines and related computer system technology. IGT invested approximately $55.2 million in research and development in fiscal year 2000. Innovations from these efforts increase our gaming machines' earning potential through enhancements in entertainment value, ease of play,

Item 1.  Business

and decreased machine downtime. Machine downtime is minimized by improvements in product reliability and functionality. IGT's creative designs enhance player entertainment with features such as larger jackpots, choreographed sound events, multiple interactive bonus features and unique mechanical packages. The introduction of innovative products, Multi-Denomination(TM) capability and TITO technology is anticipated to shorten the replacement cycle by encouraging casino operators to upgrade to new products which improve earnings and operating efficiencies.

To capitalize on future opportunities, management is committed to:
o innovative new product development such as our Game King(R), iGame Plus(TM), Vision Series(TM), S2000(TM), Super Vision(TM) and Game King(R) SI platforms; EZ Pay(TM) (TITO) and Multi-Denomination(TM) technology;
o development and rollout of new wide-area progressive systems such as The Addams Family(TM), video Jeopardy!(R) nickel, 15-line Wheel of Fortune(R) nickel, Wheel of Fortune(R) video quarter, video Megabucks(R) nickel, Regis' Cash Club(TM), Diamond Cinema(TM), Beverly Hillbillies(TM), Lifestyles of the Rich and Famous(R), The Munsters(TM) (New Jersey only), $1,000,000 Pyramid(TM) and American Bandstand(R) games;
o continued focus on customer service and reliability through our more than 300 trained sales and service personnel;
o       increased focus on opportunities to roll out  IGT  products  and
        systems  into  new  markets   including   international jurisdictions;
o enhancement of our industry-leading game library with strong new offerings for all product lines both domestically and internationally; and
o ongoing improvements to our IGS(TM)products that answer industry demandsfor improved operational efficiencies.

Sales and Service

Sales and Distribution
Our products and services are sold to gaming operators and governmental entities, which conduct gaming operations. During fiscal year 2000, our ten largest domestic customers accounted for 33% of our domestic gaming product sales. IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. We employ more than 300 sales personnel in various domestic and international locations.

IGT uses distributors for sales to specific markets including Canada, the Caribbean, France, Germany, Japan, Korea, Louisiana, New Jersey, New Mexico, New Zealand, Spain, The Netherlands and Venezuela. Sodak was our exclusive distributor to Native American casinos until we acquired it in September 1999. IGT's agreements with distributors do not specify minimum purchases, but generally provide that IGT may terminate the distribution agreement if certain performance standards have not been satisfied.

Customer Service
IGT considers its customer service department an important aspect of the overall marketing strategy and a key differentiating factor when casino operators purchase equipment. We typically provide a 90-day service and parts warranty domestically and up to a 180-day warranty internationally, for our gaming machines. We employ more than 300 trained service personnel for customer assistance and maintain 20 customer service support centers domestically in 11 jurisdictions and internationally in Argentina, Australia, Brazil, Japan, New Zealand, Peru, South Africa, The Netherlands and the United Kingdom.

We also provide extensive customer education and service through training, videotaped instruction, a 24-hour customer service hotline, newsletters, our website, www.IGT.com, and the Technical Assistance Center (TAC). The TAC is a fully staffed facility providing 24-hour telephone support to all types of casino system customers. The TAC has access to a range of field support engineering resources to resolve technical issues. Through these extensive resources, IGT provides a direct link for two-way communication between the customer and IGT and access to product information 24 hours a day, seven days a week.

Item 1.  Business

Competition
The market for gaming machines and proprietary systems is intensely competitive. The principal method of competition is product development. A library of strong performing games can be a significant competitive advantage. Other methods of competition include quality and reach of sales and service organizations, financial stability of the manufacture, and pricing.

Product  Sales
US and foreign manufacturers which compete with IGT in the domestic casino-style gaming machine market include Anchor, Aristocrat Leisure Limited (Aristocrat), Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. (Bally), Atronic Casino Technology, Ltd. (Atronics), Casino Data Systems (CDS), Konami Co. Ltd. (Konami), Sigma Game, Inc. (Sigma), Silicon Gaming, Inc. (Silicon), Universal Distributing, Inc. and WMS Industries, Inc. (WMS). All have developed casino products and are either authorized to sell products or are in the licensing process in many US gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronics, Aruze, formerly known as Universal, Cirsa Group, Franco Gaming, Ltd., a division of Recreativos Franco, Konami, and Novomatic Industries. In the accounting and player tracking systems product market, our IGS(TM)system competes with products offered by Bally, CDS and several other systems manufacturers.

We consider ourselves one of five primary competitors in the linked gaming market along with Anchor, GTECH Holdings Corp. (GTECH), Spielo, a supplier based in Canada, and WMS. These suppliers have substantial resources, established presence in the lottery market, and specialize in the development and marketing of gaming terminals to governments. We continue to view the video lottery industry as an important market for our products.

Gaming Operations
IGT's competitors in the progressive systems market are Bally and CDS, who each operate one system. IGT's competitors in the stand alone participation market are Anchor, Bally, CDS, Mikohn Gaming Corp, Silicon, and WMS. We provide substantial marketing and advertising support for our MegaJackpots(TM) systems products and compete on the basis of our progressive systems brand names, product appeal, jackpot awards, player loyalty and technical and marketing experience.

Manufacturing and Suppliers
We manufacture gaming machines in the United Kingdom, the US and through a manufacturing relationship with a third party in Japan. The manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate a cabinet manufacturing and silkscreen facility in the US. IGT has a broad base of material suppliers and utilizes multi-sourcing practices to assure component availability. Domestic manufacturing has been ISO 9002 certified since 1996. As part of our restructuring plan for IGT-Australia, we began manufacturing the IGT-Australia product lines in the Reno, Nevada facility in fiscal year 2000.

IGT generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis. At October 30, 2000 and 1999, we had an estimated $196.4 million and $50.1 million in backlog orders. The backlog has increased due to a large influx of orders in the fourth quarter of fiscal year 2000. In response, production has increased output significantly and the backlog, as well as production lead-times are expected to decrease within fiscal year 2001.

Our research and development activities totaled $55.2 million, $45.5 million and $38.1 million for the fiscal years 2000, 1999 and 1998. Research and development activities for specific customers are charged to cost of product sales and totaled $300,000, $1.2 million and $900,000 for fiscal years 2000, 1999 and 1998.

Item 1.  Business

Patents, Trademarks, Copyrights and Trade Secrets
IGT believes that its patents, trademarks, copyrights and trade secrets (intellectual property rights) are significant assets. IGT seeks to protect its investment in research and development and the unique and distinctive features of its products and services by perfecting and maintaining its intellectual property rights. IGT has obtained patent rights protection covering many of its products. It has a large number of United States and foreign patent applications pending. The subject matter of these patents and patent applications include game designs, bonus and secondary game features, gaming device components and a variety of other aspects of video and electronic slot machines and associated equipment. Most of IGT's products are sold under trademarks and copyrights that provide product recognition and promote widespread acceptance. IGT creates and licenses trademarks and copyrighted works. Some of these trademarks and copyrights relate to products that are significant to IGT.

There can be no assurance that the intellectual property rights of IGT will not be infringed or that others will not develop products that do not violate these intellectual property rights. No assurance can be given that IGT's pending applications to obtain additional intellectual property rights will be granted.

Employees
As of September 30, 2000, IGT, including all subsidiaries, employed approximately 3,600 persons, including 600 in administrative positions, 300 in sales and 700 in engineering. Of the total employees, our North American operation accounted for 2,700; IGT-Australia, 300; IGT-UK, 400; and approximately 200 employees at other subsidiaries. The total number of employees increased in fiscal year 2000 by approximately 250 compared to the number of employees at October 2, 1999.

Government Regulation
General
The manufacture and distribution of gaming equipment and related gaming software is subject to federal, state, tribal, local and foreign regulation. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees. Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

Various gaming regulatory agencies have issued licenses allowing IGT to manufacture and/or distribute its products and operate wide-area progressive systems. IGT and its key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture, distribution, and where permitted, operation of gaming machines in the jurisdictions where we do business. We have never been denied a gaming related license, nor have our licenses been suspended or revoked.

Nevada Regulation
The manufacture, sale and distribution of gaming devices in Nevada are subject to extensive state laws, regulations of the Nevada Gaming Commission and State Gaming Control Board (the "Nevada Commission"), and various county and municipal ordinances. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada Commission seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Commission, (iv)

Item 1. Business

prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our operations.

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

A publicly traded corporation must be registered and found suitable to hold an interest in a corporate subsidiary that holds a gaming license. International Game Technology has been registered by the Nevada Commission as a publicly traded holding company and was permitted to acquire IGT as its wholly-owned subsidiary. As a registered holding company, it is required periodically to submit detailed financial and operating reports to such Commission and furnish any other information that the Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary without first obtaining licenses and approvals from the Nevada Commission. Officers, directors and key employees of a licensed subsidiary and of the Company who are actively engaged in the administration or supervision of gaming must be found suitable.

No proceeds from any public sale of securities of a registered holding corporation may be used for gaming operations in Nevada or to acquire a gaming property without the prior approval of the Nevada Commission. The Company believes it has all required licenses to carry on its business in Nevada.

Officers, directors, and certain key employees of IGT who are actively and directly involved in gaming activities of the Company's licensed gaming subsidiary may be required to be licensed or found suitable. Officers, directors, and certain key employees of the Company's licensed gaming subsidiary must file applications with the Nevada Commission and may be required to be licensed or found suitable. Employees associated with gaming must obtain work permits, which are subject to immediate suspension under certain circumstances. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons would be required to pay the costs and fees of the State Gaming Control Board (the "Control Board") in connection with the investigation. An application for licensure or finding of suitability may be denied for any cause deemed reasonable by the Nevada Commission. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license or finding of suitability, the Nevada Commission has jurisdiction to disapprove a change in position by such officer, director, or key employee.

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

Item 1.  Business

The Nevada Commission may also require any beneficial holder of our voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay the costs and fees of the Control Board investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any person who acquires 5% or more of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of our voting securities must apply for a finding of suitability within 30 days after the Chairman of the Nevada Control Board mails the written notice requiring such finding.

Under certain circumstances, an Institutional Investor, as such term is defined in the Nevada Regulations, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the board of directors of the Company, any change in its corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action, and possible loss of our approvals, if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) gives remuneration in any form to that person, for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

Item 1.    Business

The Company is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The
Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the regulations of the Nevada Commission. To date, the Nevada Commission has not imposed such a requirement.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Control Board to the accuracy or adequacy of the prospectus or investment merits of the securities. Any representation to the contrary is unlawful. Changes in control of the Company through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by our Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

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

International Regulation
Certain foreign countries permit the importation,  sale
and operation of gaming  equipment in casino and non-casino  environments.  Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual country's regulations. Certain jurisdictions require the licensing of gaming machine operators and manufacturers.

Item 1. Business

We manufacture and supply gaming equipment to various international markets including Australia, Europe, Japan, Latin America, the Middle East, New Zealand, South Africa, and the United Kingdom. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.

Federal Registration
The Federal Gambling Devices Act of 1962 (the Act) makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the Attorney General of the US Department of Justice. In addition, gambling device identification and recordkeeping requirements are imposed by the Act. Violation of the Act may result in seizure and forfeiture of the equipment, as well as other penalties. Subsidiaries of International Game Technology involved in the manufacture and transportation of gaming devices are required to register annually. We have complied with the registration requirements of the Act.

Native American Gaming Regulation
Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (IGRA) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission (the NIGC) and the Secretary of the US Department of the Interior. IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, that governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. IGT manufactures and supplies gaming equipment to Native American tribes who have negotiated compacts with their state and have received federal approval.

In March 2000, the state of California approved a constitutional amendment that permitted Native American casino-style gaming within the state. As of September 30, 2000, we are licensed to sell gaming machines and components to Native American casinos in 17 states.

Item 2.  Properties


                            Square      Owned/
Location                    Footage     Leased     Use
----------------------------------------------------------------------------------------------------

Reno, Nevada               1,000,000    Owned      Manufacturing, warehousing, sales, administration
Sydney, Australia            157,000    Leased     Assembly, warehousing, sales, administration
Las Vegas, Nevada            128,500    Leased     Warehousing, sales, administration
Ashton, UK                   122,300    Owned      Manufacturing
Rapid City, South Dakota      94,000    Owned      Warehousing, sales, administration
Ashton, UK                    17,200    Leased     Manufacturing
Wellington, New Zealand       12,000    Owned      Warehousing, sales, administration
Other domestic               184,800    Leased     Sales and administration
Other international          174,800    Leased     Warehousing, sales, administration


IGT also leases two buildings in Reno, Nevada consisting of approximately 179,000 square feet. We vacated these buildings during 1996 and 1997 upon completion of our South Meadows facility. Our original lease on these facilities expires in 2001. This expiration date was extended to 2003 for 91,500 square feet that we sublease to third parties.

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


Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                     Part II


Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IGT." The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:


      Fiscal 2000              High             Low
      ----------------------------------------------

      First Quarter       $  20.6250      $  17.5625
      Second Quarter         22.4375         17.4375
      Third Quarter          28.5625         20.2500
      Fourth Quarter         34.5000         26.8750


      Fiscal 1999              High             Low
      ----------------------------------------------

      First Quarter       $  24.5000      $  16.5000
      Second Quarter         23.4375         14.3750
      Third Quarter          19.5000         14.6875
      Fourth Quarter         19.2500         16.1875


As of November 24, 2000, there were approximately 3,699 record holders of IGT's common stock. The closing price of the common stock was $41.25 on that date.

We declared no quarterly dividend in fiscal 2000 and one quarterly dividend of $0.03 per share in fiscal 1999. During fiscal 1999, IGT's Board of Directors voted to discontinue payment of cash dividends and redirect the funds toward the stock repurchase plan or other corporate purposes.

IGT's transfer agent and registrar is The Bank of New York, P.O. Box 11258, Church Street Station, New York, NY 10286, (800) 524-4458.

Item 6.  Selected Financial Data

The following information has been derived from our consolidated financial statements as of and for the years ended:


                                           September 30,   October 2,             September 30,
                                                                      -------------------------------------
                                               2000           1999        1998          1997         1996
-----------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands,
 except per share data)

Selected Income Statement Data
   Total revenues                          $1,004,395    $  929,662   $  824,123    $  743,970    $  733,452
   Income from operations                  $  267,528    $  116,318   $  218,877    $  191,437    $  169,833
   Income before extraordinary item        $  156,792    $   65,312   $  152,446    $  137,247    $  118,017
   Net income                              $  156,792    $   62,058   $  152,446    $  137,247    $  118,017
   Basic earnings per share
     Income before extraordinary item      $     2.05    $     0.65   $     1.35    $     1.14    $     0.93
     Net income                            $     2.05    $     0.62   $     1.35    $     1.14    $     0.93

   Diluted earnings per share
     Income before extraordinary item      $     2.00    $     0.65   $     1.33    $     1.13    $     0.93
     Net income                            $     2.00    $     0.62   $     1.33    $     1.13    $     0.93

   Cash dividends declared per common
     share                                 $        -    $     0.03   $     0.12    $     0.12    $     0.12
   Weighted average common shares
     outstanding                               76,586        99,461      113,064       120,715       126,555
   Weighted average common and potential
     shares outstanding                        78,229       100,238      114,703       121,829       127,412

Selected Balance Sheet Data
   Working capital                         $  555,233    $  739,753   $  470,003    $  406,958    $  488,150
   Total assets                            $1,623,716    $1,765,060   $1,543,628    $1,215,052    $1,154,187
   Long-term notes payable and capital
     lease obligations                     $  991,507    $  990,436   $  322,510    $  140,713    $  107,155
   Stockholders' equity                    $   96,585    $  242,218   $  541,276    $  519,847    $  623,200




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products "product sales"; and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing "gaming operations".

Fiscal 2000 Compared to Fiscal 1999
Fiscal 2000 net income, excluding one-time items discussed below, totaled $138.4 million or $1.77 per diluted share compared to $135.7 million or $1.35 per diluted share for fiscal 1999. Both fiscal years included several one-time items that affected net income. Current year net income of $156.8 million or $2.00 per diluted share included the effects of the following one-time events:
o gain of $27.0 million ($17.3 million net of tax) or $0.22 per diluted share from a legal settlement;
o loss of $1.4 million ($900,000 net of tax) or $0.01 per diluted share on the sale of the gaming systems business unit previously purchased as part of the Olympic Gaming acquisition; and
o gain of $3.2 million ($2.0 million net of tax) or $0.02 per diluted share on the sale of the Japanese subsidiary of Barcrest.
Prior year net income of $62.1 million or $0.62 per diluted share included the following one-time items:
o impairment and restructuring charges of $98.1 million ($70.4 million net of tax) or $0.70 per diluted share related to operations in Australia and Brazil; and
o       an extraordinary loss on early redemption of debt of $4.9 million
        ($3.3 million net of tax) or $0.03 per diluted share.

The legal settlement gain, received in the first quarter of fiscal 2000, resulted from the resolution of legal actions between IGT and WMS related to infringement claims involving our Telnaes patent for virtual reel technology. See Note 13 of Notes to Consolidated Financial Statements.

After difficulties experienced with the acquisition of Olympic, we initiated a significant restructuring plan in late fiscal 1999 in an effort to return IGT-Australia to a profitable operation. The changes implemented in fiscal 2000 included narrowing the product lines, downsizing the sales, service, and engineering departments, and transferring manufacturing to Reno. In addition to the write-off of intangible assets of $86.8 million related to the Olympic acquisition, in fiscal 1999 we recognized restructuring costs of $6.0 million related to this plan. An additional $1.9 million in restructuring costs were incurred during fiscal 2000 related to the elimination of certain administrative and manufacturing positions in Australia. See Note 7 of Notes to Consolidated Financial Statements.

In the fourth quarter of 1999, the Brazilian government rescinded the law allowing gaming devices in bingo halls. Based on our assessment of the recoverability of our inventories and receivables in Brazil, October 2, 1999 we recorded impairment charges of $5.3 million. During fiscal 2000, we received payment of $1.9 million for receivables and inventories previously considered fully impaired.

In July 2000, in a move to eliminate duplication within our operations in Japan, we sold Barcrest KK, the Japanese subsidiary of Barcrest, for a gain of $3.2 million ($2.0 million net of tax). The net cash proceeds from the sale were $9.8 million and the net assets disposed of were $6.6 million. The purchaser is a Japanese company engaged in the manufacture, development, and sale of pachinko and pachisuro slot machines. See Note 2 of Notes to Consolidated Financial Statements.

Revenues and Gross Profit Margins
For the first time in our near 20-year history, annual revenues for fiscal 2000 exceeded the $1.0 billion mark. This 8% improvement over fiscal 1999 revenues of $929.7 million resulted from a 14% increase in gaming operations revenue and a 5% increase in product sales revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Worldwide, IGT shipped 107,000 gaming machines for product sales of $603.4 million in fiscal 2000 versus 116,000 units for $576.6 million in the prior fiscal year. Domestic shipments increased to 44,700 units for the current year from 41,100 units in fiscal 1999, predominantly due to sales of approximately 5,000 units into the new California Native American market. Current year domestic shipments to new casinos also included Suncoast (87% market share) in Nevada, Hollywood Casino (91% market share) in Louisiana, Belterra Resort (87% market share) in Indiana, and Greektown Casino (67% market share) in Michigan. Although fiscal 2000 offered fewer major casino openings than fiscal 1999, domestic replacement sales were up 52% for the fourth quarter and 10% for the year compared to the same prior year periods, led by strong demand for our newer games.

International shipments, comprising 58% of total units in fiscal 2000, declined 17% to 62,300 units compared to 74,900 units in fiscal 1999. This decline reflected a slower year in Japan and Latin America, partially offset by increased unit sales in Europe, Africa, and the United Kingdom. Unit sales in Australia were virtually flat year over year, but improved 84% in the fourth quarter of fiscal 2000 over the prior year quarter, reflecting improvement from the restructuring plan implemented during fiscal 2000.

Gaming operations revenue for the year ended September 30, 2000 improved 14% to $401.0 million compared to $353.1 million in fiscal 1999. Performance of our gaming operations segment accelerated markedly in fiscal 2000 due to significant placements of our newest and most popular game themes. The installed base of our MegaJackpots(TM) machines, including placement under joint ventures, at September 30, 2000 experienced unprecedented year over year growth of 27% to 19,200 games from 15,100 machines at the end of fiscal 1999. Our joint venture activities contributed significantly to this growth, led by the installation of 4,300 video and 800 spinning reel Wheel of Fortune(R) games during the year. The ever growing popularity of the Wheel of Fortune(R) games boosted joint venture revenues, reported net of expenses for accounting purposes, by 40% to $109.4 million from $78.3 in the prior year.

Also contributing to the overall growth in gaming operations revenue were the successes of Multi-Hand Poker(TM), Party Time(TM), Elvis(R) and The Addams Family (TM) games, as well as the inclusion of Sodak's gaming operations revenue. Fiscal 2000 brought the installation of new feature rich MegaJackpots(TM) games with second event bonusing, incorporating popular themes such as The Addams Family (TM) and Jeopardy!(R) Video. In recognition that all games have a finite life cycle, IGT systematically replaces legacy systems experiencing declining play levels with new systems incorporating enhanced entertainment value and improved player appeal. Of the current installed base, approximately 16,300 units are new platform, higher performing games. During fiscal 2000, we discontinued 19 MegaJackpots(TM) systems in eight jurisdictions. As of September 30, 2000, our MegaJackpots(TM) games operated in 17 domestic jurisdictions and one international location versus 11 domestic jurisdictions and one international location at the end of fiscal 1999. IGT continues to pursue additional markets for our MegaJackpots(TM) systems of linked progressive games.

Gross profit on total revenues for fiscal 2000 increased 20% to $503.8 million compared to $421.2 million in fiscal 1999. This positive movement was attributable to growth in profitability for both product sales and gaming operations. The gross profit margin on product sales improved to 38% in the current fiscal year compared to 37% in the prior year. Margins were positively impacted by a higher percentage of domestic sales in the overall mix, offset by additional costs associated with sourcing more sophisticated electronic components and the rapid production ramp-up in the latter half of the year. The gross profit performance in gaming operations climbed to $276.2 million or 69% for fiscal 2000 from $210.6 million or 60% in fiscal 1999. This improvement was due primarily to increased profits from joint venture activities, which are reported net of expenses for accounting purposes. The inclusion of Sodak's gaming operations revenues and the impact of higher interest rates, which lowered the cost of funding jackpot payments, also contributed to this margin growth.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Operating Expenses
Fiscal 2000 operating expenses, excluding impairment and restructuring charges, totaled $236.3 million or 24% of total revenue compared to $206.8 million or 22% in fiscal 1999. The $20.8 million increase in selling, general and administrative expenses reflects the inclusion of Sodak's operating expenses and increased incentives as the result of improved operating results. Depreciation and amortization expense, not included in cost of sales, declined 13% from the prior year to $20.9 million, primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

Research and development expenses increased $9.7 million to $55.2 million for the current year, primarily as a result of engineering expenses related to the unprecedented rate of new game development. Bad debt expense increased $2.0 million over fiscal 1999 primarily due to fluctuations in sales volumes.

Operating Income
Fiscal 2000 operating income, before impairment and restructuring charges, grew 25% to $267.5 million or 27% of revenues compared to $214.4 million or 23% of revenues last year. This improvement was due to the increased gross profit margins in both product sales and gaming operations, partially offset by higher operating expenses, as discussed above.

Other Income and Expense
Other expense, net for the current year, totaled $22.5 million versus $14.9 million in the prior year. Increased interest expense from our outstanding $1.0 billion Senior Notes issued in May 1999 was partially offset by the $27.0 million legal settlement received. Operation of our MegaJackpots(TM) systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Our worldwide tax rate increased to 36% in fiscal 2000 from 35.6% in fiscal 1999. We expect our tax rate for fiscal 2001 to fluctuate between 37% and 38%.

Business  Segments  Operating  Profit
(See  Note 19 of  Notes  to  Consolidated Financial  Statements)
IGT's operating profit by business segment reflects an appropriate allocation of selling, general and administrative expenses, research and development expenses, interest income and interest expense.

Product sales operating profit, before impairment and restructuring charges, for the year ended September 30, 2000 improved to $95.5 million or 16% of related revenues compared to $95.6 million or 17% in fiscal 1999. Including the one-time charges for impairment and restructuring of $98.1 million, product sales operating loss for the year ended October 2, 1999 was $2.5 million. This fluctuation reflects increased sales volume, offset by increased research and development costs, and increased interest expense allocated to the product sales segment from our $1.0 billion Senior Notes proceeds used to fund the acquisition of Sodak in September 1999.

In fiscal 2000, operating profit for the gaming operations segment totaled $190.0 million, an increase of $46.5 million or 32% compared to the prior year. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpots(TM) systems games, the continued popularity of the Wheel of Fortune(R) games, higher interest rates which lowered the cost of funding jackpot payments, and the inclusion of gaming operations revenue from Sodak.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Fiscal 1999 Compared to Fiscal 1998
Fiscal 1999 net income of $62.1 million or $0.62 per diluted share included certain one-time charges recorded in the fourth quarter totaling $98.1 million ($70.4 million or $0.70 per diluted share, net of tax) as discussed below. An extraordinary loss on early redemption of debt of $3.3 million or $0.03 per diluted share was also recognized during fiscal 1999. Net income for the year ended October 2, 1999 before the one-time charges and extraordinary loss totaled $135.7 million or $1.35 per diluted share versus net income of $152.4 million or $1.33 per diluted share in fiscal 1998.

The one-time charges in fiscal 1999 of $98.1 million consisted primarily of the write-off of intangible assets of $86.8 million related to IGT-Australia's prior acquisition of Olympic. See Note 7 of Notes to Consolidated Financial Statements. In an effort to return IGT-Australia to a profitable operation, we initiated a significant restructuring plan in late fiscal 1999 which included narrowing current product lines and utilizing IGT's Reno, Nevada manufacturing plant to reduce product costs. We recorded restructuring costs of $6.0 million in fiscal 1999 related to this plan, including a $4.0 million inventory obsolescence charge and $2.0 million in asset and facility redundancy costs. We also recorded impairment charges of $5.3 million in fiscal 1999, relating to changes in our recoverability assessment of inventory and receivables in Brazil. In fiscal 1999 the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market.

Revenues and Cost of Sales
Fiscal 1999 revenues of $929.7 million improved 13% over fiscal 1998 revenues of $824.1 million. This improvement resulted from a 21% increase in product sales revenue as well as a 2% increase in gaming operations revenue.

We shipped 116,000 gaming machines for total product sales revenues of $576.6 million in fiscal 1999 compared to 77,000 units for $477.0 million in the prior fiscal year. Domestic shipments totaled 41,100 units for the year ended October 2, 1999 compared to 37,800 units in the year earlier period. The four major new casino openings in the Las Vegas, Nevada market, as well as growth in the Canadian and Native American markets, positively impacted domestic product sales during 1999. Fiscal 1999 shipments to new Las Vegas properties included Park Place's Paris Resort, The Resort at Summerlin, the Mandalay Bay and the Venetian Resort. Also contributing to the fiscal 1999 improvement were shipments of 3,000 machines to the Ontario Lottery Commission and 1,800 machines to new casinos in Detroit, Michigan. Domestic revenues for fiscal 1999 also benefited from increased demand in the Native American market. In June 1999, we became a licensed manufacturer for Native American venues in Washington. Fiscal 1999 sales included 1,500 games for a market share of approximately 93% to a Washington licensee who designs and markets gaming machines for placement in eight Native American casinos.

International shipments of 74,900 machines in fiscal 1999 accounted for 65% of total units, the highest percentage in our history, compared to 39,200 machines in fiscal 1998. This 91% growth in international unit shipments was driven primarily by Japan and Barcrest which contributed increased shipments of approximately 18,400 units each. Growth in Japanese pachisuro sales were driven by the introduction of popular game themes including Popper King(TM), Dynamite(TM) and Elvis (R). Fiscal 1999 shipments for Barcrest, which was acquired in March 1998, include a full year of results. Machine shipments in the Australia market totaled 6,700 units in fiscal 1999 compared to 6,200 machines in fiscal 1998. The lack of anticipated growth in the fiscal 1999 unit sales as a result of the Olympic acquisition influenced our assessment of the IGT-Australia intangible asset impairment.

The gross margin on product sales was 37% in fiscal 1999 compared to 41% in fiscal 1998. This fluctuation is the result of an increase in the mix of new domestic product lines, including the Game King(R) and Vision Series(R) platforms, which have lower gross margin percentages yet higher gross margin dollars along with increased obsolescence expense domestically. The gross margin was also impacted by the higher percentage of international sales during 1999 which are typically at lower gross margins.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Gaming operations revenue for the year ended October 2, 1999 totaled $353.1 million compared to $347.1 million in fiscal 1998. This growth primarily resulted from joint venture activities. The total installed base of gaming machines operating on our MegaJackpots(TM) systems at October 2, 1999 increased to 15,100 games on 137 systems from 13,900 machines on 92 systems at the end of fiscal 1998. Joint venture games including Wheel of Fortune(R) contributed $78.3 million to total gaming operations revenues for fiscal 1999. During fiscal 1999 we began operating MegaJackpots(TM) systems in two new jurisdictions, Iowa and Michigan. We introduced 36 new systems in nine jurisdictions during the year including the Slotopoly(TM), Elvis (R), Party Time(TM) and Triple Play Poker(TM) in the MegaJackpots(TM) system formats in Atlantic City. The introduction of these new systems in various jurisdictions offset the decrease in revenue of other maturing systems.

The gross margin on gaming operations revenues was 60% in fiscal 1999 compared to 54% in the fiscal 1998. This improvement was due primarily to profits from joint venture activities which, for accounting purposes, are reported net of expenses in gaming operations revenues. Additionally, higher average interest rates lowered the cost of funding jackpot payments.

Expenses
Fiscal 1999  operating  expenses  totaled  $304.9  million,  including the $98.1 million impairment of assets and restructuring charges. Operating expenses before the one-time charges discussed above as a percent of total revenue were 22% in fiscal 1999 compared to 20% in fiscal 1998. The $23.3 million increase in selling, general and administrative expenses reflects the inclusion of operating expenses attributable to the businesses acquired in the UK and Australia in
March 1998, along with increased wages, professional services and domestic advertising, marketing, and compliance expenses related to new product offerings.

Depreciation and amortization expenses totaled $24.0 million in the fiscal 1999 compared to $18.6 million in fiscal 1998. This increase was primarily due to amortization of goodwill and additional depreciation of the acquired assets.

Research and development expenses increased $7.4 million in fiscal 1999 compared to the prior year due to the inclusion of a full year of Barcrest and Olympic operations along with higher engineering expenditures domestically related to the development of over 30 new games. Bad debt expense increased $3.4 million over fiscal 1998 due to growth in product sales as well as additional reserves for gaming operations activities.

Other Income and Expense
Other expense, net, for fiscal 1999 totaled $14.9 million and was impacted by interest expense of $31.2 million on the $1.0 billion Senior Notes issued in May 1999. Other income, net for fiscal 1998 totaled $15.7 million which included a gain on the sale of the IGT-Australia manufacturing facility of $10.4 million. Operation of our MegaJackpots(TM) systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Business Segments Operating Profit
(See Note 19 of Notes to Consolidated Financial Statements)
Product sales and gaming operations operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

Product sales operating loss was $2.5 million for the year ended October 2, 1999, including the one-time charges for impairment and restructuring of $98.1 million. Product sales operating profit before these charges totaled $95.6 million compared to $121.2 million in the prior period. This fluctuation resulted from a decline in the gross margin to 37% from 41% in the prior year, as well as increased domestic advertising, marketing, and compliance expenses, increased selling expenses in Japan, and the inclusion of a full year of operating expenses from Barcrest and Olympic.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


Fiscal 1999 gaming operations operating profit increased $10.2 million or 8% compared to fiscal 1998. This improvement resulted primarily from the continued popularity of the Wheel of Fortune (R) games and higher average interest rates, which resulted in lower costs of funding jackpot payments.

Foreign Operations
Approximately 24% of our total revenues in fiscal 2000, 28% in fiscal 1999, and 23% in fiscal 1998 were derived outside of North America. To date, we have not experienced significant translation or transaction losses related to foreign exchange fluctuations.


Financial Condition, Liquidity and Capital Resources

Capital Resources
IGT's sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditure and operating capital requirements, scheduled debt payments, interest and income tax obligations, strategic investments, acquisitions, and share repurchases. Our sources of capital afford us the financial flexibility to target acquisition of businesses that offer opportunities to implement our operating strategies, increase our rates of return, and improve shareholder value.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $273.0 million at September 30, 2000. Of this amount, $4.6 million was drawn, $2.8 million was reserved for letters of credit and the remaining $265.6 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At September 30, 2000, we were in compliance with all applicable covenants.

In May 1999, we completed the private placement of $1.0 billion in aggregate principal amount of Senior Notes pursuant to rule 144A under the Securities Act of 1933. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053% and $600 million aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. In August 1999, we exchanged all outstanding Senior Notes for identical registered notes. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004, which resulted in a prepayment penalty of $3.3 million, net of tax. Additionally, we repaid outstanding borrowings under both our US and Australian credit facilities. The remaining net proceeds from the offering were used to fund our acquisition of Sodak, working capital, and share repurchases.

The issuance of our $1.0 billion of Senior Notes could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and disadvantaging us compared to competitors with less indebtedness.

Our ability to meet our debt service obligations on the Senior Notes and our other indebtedness will depend on our future performance. In addition, our bank revolving line of credit requires us to maintain specified financial ratio tests. Our ability to maintain such ratio tests will also depend on our future performance. Our future performance will be subject to

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

general economic conditions and to financial, business, regulatory and other factors affecting our operations, many of which are beyond our control. If we were unable to maintain the financial ratio tests under the bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross- acceleration provisions, including the Senior Notes, may also be accelerated and become due and payable. If any of these events should occur, we may not be able to pay such amounts and the Senior Notes.

Summary of Cash Activities
IGT's principal sources of cash consisted of $128.8 million derived from operations and $43.0 million in proceeds from the October 1999 sale of the Miss Marquette riverboat held for sale as part of the Sodak acquisition. Our primary use of cash was share repurchases of $318.5 million.

Our proprietary MegaJackpots(TM) systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities used cash of $23.2 million in the current year and $21.3 million in fiscal 1999. The net cash provided by these activities for fiscal 1998 was $36.3 million. Fluctuations in net cash flows from systems represent differences between the growth in liabilities for jackpots and the actual payments to the winners during the period, based on the timing of the jackpot cycles and the volume of play across all of our MegaJackpots(TM) systems.

Operating Activities: Cash flows from operating activities in fiscal 2000 resulted from the favorable operating performance discussed earlier. Fiscal 1999 operating cash flow increased due to the realization of deferred tax assets related to the timing of the tax deductibility of jackpot payments. Federal legislation was passed in October 1998 allowing jackpot winners to receive the discounted value of progressive jackpots won in lieu of annual installments.

Investing Activities: Cash provided by investing activities in the current year was primarily due to proceeds from the October 1999 sale of the Miss Marquette riverboat held for sale as part of the Sodak acquisition. The primary use of investing cash in fiscal 1999 related to our acquisition of businesses. See Note 2 of Notes to Consolidated Financial Statements. Use of cash from investing activities also included purchases of property, plant, and equipment totaling $18.5 million in fiscal 2000, $17.8 million in fiscal 1999, and $16.8 million in fiscal 1998.

Financing Activities: The primary use of cash in financing activities in the current year related to treasury stock purchases. Net borrowings in the prior year periods were used primarily to fund business acquisitions, stock repurchases, and working capital.

Stock Repurchase Plan
A stock repurchase plan was originally authorized by our Board of Directors in October 1990. As of November 25, 2000, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. During fiscal 2000, we repurchased 15.7 million shares for an aggregate purchase price of $318.5 million, including 11.0 million shares repurchased pursuant to an issuer-tender offer at $21 per share. During fiscal 1999, we repurchased 21.8 million shares for an aggregate purchase price of $361.4 million. During fiscal 1998, we repurchased 5.5 million shares for an aggregate purchase price of $122.2 million.

Recently Issued Accounting  Standards
On June 30, 1998, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of our fiscal year ending September 29, 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of our fiscal year 2001. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

Reclassifications
Certain  amounts  in  the  prior  years'  comparative   consolidated   financial
statements have been reclassified to be consistent with the presentation used in the current fiscal year.

Impact of Inflation
Inflation has not had a significant effect on IGT's operations during the last three fiscal years.

Euro Currency Conversions
On January 1, 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies and one common currency - the "euro". Conversion to the euro eliminated currency exchange rate risk between the member countries. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued and the former currencies will be withdrawn from circulation.

Our operating subsidiaries effected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include: the need to adapt financial systems and business processes; changes required to equipment, such as coin validators and note acceptors, to accommodate euro-denominated transactions in our current products; and the impact of one common currency on pricing. We do not expect material system and equipment conversion costs related exclusively to the euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects that one common currency will have on pricing and the resulting impact, if any, on our financial condition or results of operations.

Year 2000
IGT's Year 2000 strategic plan identified initiatives necessary to minimize failures of our electronic systems to process date sensitive information in and beyond the year 2000. Necessary modifications and replacements of our critical systems were completed timely. To date we have not experienced any significant failures of our electronic systems related to year 2000 processing issues. The total cost to accomplish our year 2000 plan was $2.7 million, of which approximately $2.2 million was capitalized for the replacement of non-compliant equipment and software. We continue to monitor systems performance to assure compliance.

Item 7a. Quantitative and Qualitative Factors about Market Risk

Market Risk
Under established procedures and controls, we enter into contractual arrangements or derivatives, in the ordinary course of business, to hedge our exposure to foreign exchange rate and interest rate risks. The counterparties to these contractual arrangements are major financial institutions and we believe that credit loss in the event of nonperformance is remote.

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2000, we had net foreign currency exposure of $58.0 million hedged with $63.5 million in currency forward contracts. At October 2, 1999, we had net foreign currency exposure of $41.7 million, of which $38.8 million was hedged with currency forward

Item 7a.  Quantitative and Qualitative Factors about Market Risk contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

Given our foreign exchange position, a ten percent adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

As currency exchange rates change, translation of the income statements of our international businesses into US dollars affects year-over-year comparability of operating results. IGT does not generally hedge translation risks because cash flows from international operations are generally reinvested locally.

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would impact reported operating results by less than $1.0 million. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities, both of which are used to fund liabilities to jackpot winners. We record gaming operations expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. We estimated that a 10% decline in interest rates would impact gaming operations gross profit by $3.9 million in the current year, $3.4 million in fiscal 1999, and $4.3 million in fiscal 1998. IGT currently does not manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, then the fair market value of these notes would decrease approximately $40.1 million at September 30, 2000 and $45.0 million at October 2, 1999.

Item 8.  Consolidated Financial Statements and
         Supplementary Data

Index to Financial Statements                                       Page

Independent Auditors' Report                                         33

Consolidated Statements of Income
for the years ended September 30, 2000,
October 2, 1999 and September 30, 1998                               34

Consolidated Balance Sheets
at September 30, 2000 and October 2, 1999                            35

Consolidated Statements of Cash Flows
for the years ended September 30, 2000,
October 2, 1999 and September 30, 1998                               37

Consolidated Statements of Changes in
Stockholders' Equity for the years ended
September 30, 2000, October 2, 1999 and September 30, 1998           39

Notes to Consolidated Financial Statements                           40

Independent Auditors' Report

To the Stockholders and Board of Directors of International Game Technology:


We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries (the "Company") as of September 30, 2000 and October 2, 1999, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 30, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and October 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 6, 2000

Consolidated Statements of Income

                                                                     Years Ended
                                                   ---------------------------------------------
                                                      September 30,   October 2,   September 30,
                                                          2000           1999          1998
------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)

Revenues
   Product sales                                       $  603,381   $576,598   $477,024
   Gaming operations                                      401,014    353,064    347,099
                                                       ----------   --------   --------
   Total revenues                                       1,004,395    929,662    824,123
                                                       ----------   --------   --------
Costs and Expenses
   Cost of product sales                                  375,750    365,948    279,337
   Cost of gaming operations                              124,806    142,497    158,528
   Selling, general and administrative                    150,051    129,211    105,945
   Depreciation and amortization                           20,897     23,955     18,635
   Research and development                                55,204     45,462     38,066
   Provision for bad debts                                 10,153      8,153      4,735
   Impairment of assets and restructuring charges               6     98,118          -
                                                       ----------   --------   --------
   Total costs and expenses                               736,867    813,344    605,246
                                                       ----------   --------   --------
Income from Operations                                    267,528    116,318    218,877
                                                       ----------   --------   --------
Other Income (Expense)
   Interest income                                         50,977     55,525     45,346
   Interest expense                                      (102,170)   (72,764)   (41,049)
   Gain on investments                                      4,553      5,438      1,031
   Gain (loss) on the sale of assets                         (917)      (562)    10,115
   Other                                                   25,016     (2,562)       212
                                                        ---------   --------   --------
   Other income (expense), net                            (22,541)   (14,925)    15,655
                                                        ---------   --------   --------
Income Before Income Taxes and
   Extraordinary Item                                     244,987    101,393    234,532
Provision for Income Taxes                                 88,195     36,081     82,086
                                                        ---------   --------   --------
Income Before Extraordinary Item                          156,792     65,312    152,446
Extraordinary Loss on Early Redemption of
   Debt, Net of Income Tax Benefit of $1,640                    -     (3,254)         -
                                                       ----------   --------   --------
Net Income                                             $  156,792   $ 62,058   $152,446
                                                       ==========   ========   ========
Basic Earnings Per Share
    Income before extraordinary item                   $     2.05   $   0.65   $   1.35
    Extraordinary loss                                          -      (0.03)         -
                                                       ----------   --------   --------
    Net income                                         $     2.05   $   0.62   $   1.35
                                                       ==========   ========   ========
Diluted Earnings Per Share
    Income before extraordinary item                   $     2.00   $   0.65   $   1.33
    Extraordinary loss                                          -      (0.03)         -
                                                       ----------    -------   --------
    Net income                                         $     2.00   $   0.62   $   1.33
                                                       ==========   ========   ========
Weighted Average Common Shares Outstanding                 76,586     99,461    113,064
Weighted Average Common and Potential
        Shares Outstanding                                 78,229    100,238    114,703

The  accompanying  notes are an  integral  part of these consolidated financial statements.

Consolidated Balance Sheets

                                                                September 30,   October 2,
                                                                     2000        1999
---------------------------------------------------------------------------------------------
(Dollars in thousands)

Assets
     Current assets
        Cash and cash equivalents                                $  244,907   $  426,343
        Investment securities, at market value                       21,473       18,546
        Accounts receivable, net of allowances for doubtful
           accounts of $13,831 and $8,904                           219,948      193,479
        Current maturities of long-term notes and contracts
           receivable, net of allowances                             76,320       74,987
        Inventories, net of allowances for obsolescence
           of  $24,304 and $23,901:
           Raw materials                                             98,081       60,616
           Work-in-process                                            4,593        4,902
           Finished goods                                            44,315       51,094
                                                                 ----------   ----------
           Total inventories                                        146,989      116,612
                                                                 ----------   ----------
        Investments to fund liabilities to jackpot winners           27,939       27,702
        Deferred income taxes                                        29,086       23,977
        Assets held for sale                                              -       42,292
        Prepaid expenses and other                                   47,564       51,302
                                                                 ----------   ----------
           Total Current Assets                                     814,226      975,240
                                                                 ----------   ----------
     Long-term notes and contracts receivable,
       net of allowances and current maturities                      76,888       60,870
                                                                 ----------   ----------
     Property, plant and equipment, at cost
        Land                                                         19,889       19,938
        Buildings                                                    75,891       76,050
        Gaming operations equipment                                  87,918       87,499
        Manufacturing machinery and equipment                       121,512      114,912
        Leasehold improvements                                        4,996        5,361
                                                                 ----------   ----------
          Total                                                     310,206      303,760
        Less accumulated depreciation and amortization             (143,297)    (121,644)
                                                                 ----------   ----------
          Property, plant and equipment, net                        166,909      182,116
                                                                 ----------   ----------
     Investments to fund liabilities to jackpot winners             229,726      235,230
     Deferred income taxes                                           97,670       89,474
     Intangible assets, net                                         143,738      152,036
     Other assets                                                    94,559       70,094
                                                                 ----------   ----------
           Total Assets                                          $1,623,716   $1,765,060
                                                                 ==========   ==========

Consolidated Balance Sheets


                                                                  September 30,   October 2,
                                                                       2000         1999
---------------------------------------------------------------------------------------------
(Dollars in thousands)

Liabilities and Stockholders' Equity
     Current liabilities
        Current maturities of long-term notes payable             $     4,621   $    3,278
        Accounts payable                                               76,387       55,705
        Jackpot liabilities                                            55,942       64,061
        Accrued employee benefit plan liabilities                      31,425       23,746
        Accrued interest                                               31,369       30,684
        Other accrued liabilities                                      59,249       58,013
                                                                  -----------   ----------
           Total Current Liabilities                                  258,993      235,487
     Long-term notes payable, net of current maturities               991,507      990,436
     Long-term jackpot liabilities                                    267,985      293,895
     Other liabilities                                                  8,646        3,024
                                                                  -----------   ----------
           Total Liabilities                                        1,527,131    1,522,842
                                                                  -----------   ----------

     Commitments and contingencies (See Note 13)

     Stockholders' equity
        Common stock, $.000625 par value; 320,000,000
           shares authorized; 153,739,686 and 152,871,297
           shares issued                                                   96           96
        Additional paid-in capital                                    278,825      261,941
        Retained earnings                                           1,043,184      886,392
        Treasury stock; 81,170,767 and 65,515,867 shares, at cost  (1,215,707)    (897,234)
        Accumulated other comprehensive loss                           (9,813)      (8,977)
                                                                  -----------   ----------
           Total Stockholders' Equity                                  96,585      242,218
                                                                  -----------   ----------
           Total Liabilities and Stockholders' Equity             $ 1,623,716   $1,765,060
                                                                  ===========   ==========


















The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows


                                                                            Years Ended
                                                               --------------------------------------
                                                               September 30, October 2, September 30,
                                                                    2000       1999        1998
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Cash Flows from Operating Activities
     Net income                                                  $156,792   $ 62,058    $152,446
                                                                 --------   --------    --------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                              54,387     61,448      44,494
        Amortization of discounts and deferred offering costs       2,457        879           -
        Provision for bad debts                                    10,153      8,153       4,735
        Provision for inventory obsolescence                       16,001     19,185       9,173
        Gain on investment securities and fixed assets             (3,636)    (4,876)    (11,146)
        Common stock awards                                         1,216      1,005       1,973
        (Increase) decrease in assets, net of effects from
         acquisitions of businesses:
           Receivables                                            (32,878)    17,257       8,585
           Inventories                                            (67,430)   (32,403)    (57,690)
           Prepaid expenses and other                              (5,993)   (21,867)    (21,696)
           Other assets                                            (8,458)    (8,864)      6,473
           Net accrued and deferred income taxes, net of tax
                benefit of employee stock plans                   (17,394)    38,165     (22,343)
        Increase in accounts payable and accrued liabilities,
           net of effects from acquisitions of businesses          44,610     13,481       6,187
        Impairment of assets and restructuring charges                  6     98,118           -
        Extraordinary loss on debt retirement                           -      4,894           -
        Earnings of unconsolidated affiliates (in excess of)
         less than distributions                                  (20,993)     4,806     (14,042)
        Other                                                           -          -         (23)
                                                                 --------   --------    --------
           Total adjustments                                      (27,952)   199,381     (45,320)
                                                                 --------   --------    --------

           Net cash provided by operating activities              128,840    261,439     107,126
                                                                 --------   --------    --------

Consolidated Statements of Cash Flows


                                                                           Years Ended
                                                           ------------------------------------------
                                                            September 30,   October 2,  September 30,
                                                                2000          1999         1998
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
      Cash advanced on loans receivable                        (25,327)             -           -
      Payments received on loans receivable                      3,519              -           -
      Investment in property, plant and equipment              (18,460)       (17,751)    (16,828)
      Proceeds from sale of property, plant and equipment       11,503          2,988      24,452
      Purchase of investment securities                        (14,034)       (12,510)    (15,191)
      Proceeds from sale of investment securities               12,758         11,957      12,528
      Proceeds from investments to fund liabilities
         to jackpot winners                                     30,469        194,957      40,286
      Purchase of investments to fund liabilities
         to jackpot winners                                    (25,202)       (43,589)   (102,122)
      Proceeds from sale of other assets                        43,249              -           -
      Investment in unconsolidated affiliates                      (55)       (26,229)     (1,422)
      Acquisition of businesses                                      -       (198,860)   (181,764)
                                                             ---------    -----------   ---------
         Net cash provided by (used in)
           investing activities                                 18,420        (89,037)   (240,061)
                                                             ---------    -----------   ---------

Cash Flows from Financing Activities
      Proceeds from long-term debt                              12,008      1,636,276     624,199
      Principal payments on debt                               (10,408)    (1,013,484)   (430,018)
      Payments on jackpot liabilities                         (111,251)      (261,899)    (40,286)
      Collections from systems to fund jackpot liabilities      82,769         89,184     138,442
      Proceeds from employee stock plans                        13,287          3,693       7,484
      Purchases of treasury stock                             (318,473)      (361,419)   (122,180)
      Penalties paid on early retirement of debt                     -         (4,658)          -
      Payments of cash dividends                                     -         (6,474)    (13,594)
                                                             ---------    -----------   ---------
         Net cash provided by (used in)
           financing activities                               (332,068)        81,219     164,047
                                                             ---------    -----------   ---------

Effect of Exchange Rate Changes on
     Cash and Cash Equivalents                                   3,372         (2,691)     (7,470)
                                                             ---------    -----------   ---------
Net Increase (Decrease) in Cash and Cash
      Equivalents                                             (181,436)       250,930      23,642
Cash and Cash Equivalents at:
      Beginning of Year                                        426,343        175,413     151,771
                                                             ---------    -----------   ---------

      End of Year                                            $ 244,907    $   426,343   $ 175,413
                                                             =========    ===========   =========




The  accompanying  notes are an  integral  part of these consolidated financial statements.


Consolidated Statements of Changes in Stockholders' Equity

                                                             Years Ended
                                              ----------------------------------------
                                               September 30, October 2,  September 30,
                                                   2000         1999         1998
--------------------------------------------------------------------------------------
(Amounts in thousands)
Common Stock
     Balance at beginning of year
       152,871; 152,587; and 151,883 shares     $        96   $      95   $      95
     Employee stock plans
        869; 284; and 704 shares                          -           1           -
                                                -----------   ---------   ---------
        Balance at end of year
          153,740 shares at 2000                $        96   $      96   $      95
                                                ===========   =========   =========

Additional Paid-In Capital
     Balance at beginning of year               $   261,941   $ 256,656   $ 243,950
     Employee stock plans                            13,287       3,710       7,484
     Common stock awards                              1,216       1,005       1,973
     Tax benefit of employee stock plans              2,381         570       3,249
                                                -----------   ---------   ---------
     Balance at end of year                     $   278,825   $ 261,941   $ 256,656
                                                ===========   =========   =========

Retained Earnings
     Balance at beginning of year               $   886,392   $ 827,542   $ 688,545
     Dividends declared                                  -       (3,208)    (13,449)
     Net income                                     156,792      62,058     152,446
                                                -----------   ---------   ---------
        Balance at end of year                  $ 1,043,184   $ 886,392   $ 827,542
                                                ===========   =========   =========

Treasury Stock
     Balance at beginning of year               $  (897,234)  $(535,797)  $(413,617)
     Purchases of treasury stock                   (318,473)   (361,437)   (122,180)
                                                -----------   ---------   ---------
     Balance at end of year                     $(1,215,707)  $(897,234)  $(535,797)
                                                ===========   =========   =========

Accumulated Comprehensive Income (Loss) (a)
     Balance at beginning of year               $    (8,977)  $  (7,220)  $     874
     Other comprehensive loss                   $      (836)  $  (1,757)  $  (8,094)
                                                -----------   ----------  ---------
        Balance at end of year                  $    (9,813)  $  (8,977)  $  (7,220)
                                                ===========   =========   =========

Summary of Total Comprehensive Income (a)
     Net income                                 $   156,792   $  62,058   $ 152,446
     Other comprehensive loss                   $      (836)  $  (1,757)  $  (8,094)
                                                -----------   ---------   ---------
        Comprehensive income                    $   155,956   $  60,301   $ 144,352
                                                ===========   =========   =========







(a) All items of comprehensive income and other comprehensive income are displayed netof tax effects (see Note 15).

 The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
International Game Technology (referred throughout these notes, together with its consolidated subsidiaries where appropriate, as "IGT," "the Company," "we," "our" and "us") was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products "product sales" and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing "gaming operations". Our revenues are generated domestically in the US and Canada, and internationally in Australia, Europe, Japan, Latin America, New Zealand, South Africa, and the United Kingdom.

Product Sales
IGT manufactures domestically a broad range of gaming machines, consisting of traditional spinning reel slot machines, video gaming machines, government-sponsored and other video gaming devices. For our domestic and certain international markets, we offer hundreds of recognized game themes. We typically sell our machines directly or through distributors to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator.

Gaming machines for the markets in Australia, Europe, Latin America and South Africa are similar to the spinning reel and video games in North America. Features differ in each market, but the games are generally multiple coin games with random outcomes paid in coins returned to the customer. In some jurisdictions, the machines pay out in the form of tickets, vouchers or tokens, rather than coins. Gaming machines in Japan and the United Kingdom markets are produced locally and differ substantially from domestic machines.

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

Gaming Operations
Approximately 5% of the domestic installed base of all gaming machines generate recurring revenue including wide-area progressive systems and stand-alone machines in which the manufacturer participates in the revenue from the machine on a percentage or fee basis. Wide-area progressive systems are electronically-linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits a winning combination. In the North American market, IGT estimates it holds more than a 70% share of the installed base of these machines.

We have developed and operated wide-area progressive systems since 1986. As of September 30, 2000, IGT operated 149 such systems in 17 domestic jurisdictions and one international location. We operate some of these systems under joint marketing alliances, principally with Anchor Gaming (Anchor). The purpose of these strategic alliances is to combine the game development efforts of other companies with IGT's wide-area progressive system expertise. Wide-area progressive systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win larger or more frequent jackpots than on machines not linked to progressive systems. Win (net earnings to the operator) per machine on machines linked to progressive systems are generally higher than on stand-alone machines.

Principles of Consolidation The consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Notes to Consolidated Financial Statements

Product Sales
IGT makes product sales for cash, on normal credit terms of 90 days or less, and over longer term installments. Generally, sales are recorded when the products are shipped and title passes to the customer.

Gaming Operations
The following table shows the revenues from gaming operations:

                                            Years Ended
                           -------------------------------------------------
                           September 30,       October 2,     September 30,
                               2000              1999             1998
  --------------------------------------------------------------------------
  (Dollars in thousands)
  Proprietary systems      $  355,943        $  320,364         $ 318,499
  Lease operations             45,071            32,700            28,600
                           ----------        ----------         ---------
  Total                    $  401,014        $  353,064         $ 347,099
                           ==========        ==========         =========

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

IGT's linked wide-area progressive systems are operated in 17 domestic jurisdictions, including Nevada, New Jersey, and Native American markets, as well as internationally in Iceland. Stand alone versions of some of the MegaJackpots(TM) games are also operated in Colorado, Connecticut, Illinois, Indiana, Louisiana, Nevada, Canada, and on cruise ships.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos pay a percentage of the handle to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpots are currently paid in equal installments over a 20 to 26 year period or winners can elect to receive the discounted value of the jackpot in lieu of annual installments. Jackpots on some of our newer MegaJackpots(TM) games are paid out at the time they are won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust records a liability to IGT for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees are paid to IGT from this fund. A linked progressive system is also operated by a trust in Iowa. IGT derives revenue based on trust profits.

Research and Development
Research  and  development   costs  are  expensed  as  incurred.   Research  and
development performed for specific customers is charged to cost of product sales when the related sale is recorded.

Cash and Cash Equivalents
Cash and cash equivalents includes operating cash and cash required for funding progressive systems jackpot payments. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash equivalents. Such investments are stated at cost, which approximates market.

Notes to Consolidated Financial Statements

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

Depreciation and Amortization
Depreciation and amortization are provided on the straight-line method over the following useful lives:

         Buildings                                  39 to 40  years
         Gaming  operations  equipment              2 to 5 years
         Manufacturing   machinery  and  equipment  2  to  15  years
         Leasehold improvements                     Term of lease
         Excess of cost over net assets acquired    40 years

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

Investments to Fund Liabilities to Jackpot Winners
These investments represent discounted US Treasury Securities purchased to meet obligations for annual payments to progressive systems jackpot winners. We have both the intent and ability to hold these investments to maturity and, therefore, classify them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security, using the interest method. Securities in this portfolio have maturity dates through 2027. Certain events during fiscal 1999 prompted IGT to sell a portion of these investments prior to maturity (see Note
4).

Other Assets
Other assets are primarily comprised of investments in joint ventures which are accounted for under the equity method and deferred offering costs related to Senior Notes issued in May 1999 (see Note 8). Other assets also include deferred royalties, deposits and certain investments.

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

Notes to Consolidated Financial Statements

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

Derivatives
IGT uses derivative financial instruments to reduce our exposure resulting from fluctuations in foreign exchange rates and interest rates. Derivative financial instruments are used to minimize our net exposure, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. These gains and losses are included in income. From time to time, we may hedge firm foreign currency commitments by entering into forward exchange contracts. Gains and losses on these hedges are included as a component of the hedged transaction when recorded. At times IGT may enter into interest rate swap agreements to effectively manage variable interest rate fluctuations. Amounts paid under these interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The counterparties to each of these agreements are major commercial banks. We believe that losses related to credit risk are remote.

Recently Issued Accounting Standards
On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of our fiscal year ending September 29, 2001. We believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of our fiscal year 2001. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

Reclassifications
Certain  amounts  in  the  comparative  prior  years'   consolidated   financial
statements have been reclassified to be consistent with the presentation used in the current fiscal year.

Year End
IGT changed its fiscal year end to the Saturday closest to September 30, beginning with the fiscal year ended October 2, 1999. Similarly, subsequent quarters end on the Saturday closest to the last day of the quarter end month.

2.       Acquisitions, Divestitures, and Subsequent Events

Acquisitions
In September 1999, we completed the purchase of Sodak, a South Dakota-based distributor of casino gaming products and software systems to Native American casino and gaming operators in the US. The purchase method of accounting for business combinations was applied to the Sodak acquisition. Accordingly, the aggregate purchase price of $198.9 million was allocated to the net assets of $87.0 million based on estimated fair values of the tangible assets and liabilities at the date of acquisition. The Miss Marquette riverboat, with its associated real property and assets, was classified as an asset held for sale in the purchase price and net assets of the Sodak acquisition. It was

Notes to Consolidated Financial Statements


subsequently sold for $43.0 million. The excess of the purchase price over the net assets acquired totaled $111.9 million. This acquisition was funded primarily by the issuance of Senior Notes in May 1999. Results of Sodak since the closing of the acquisition are included in the results of operations.

The following unaudited pro forma financial information is presented as if the Sodak acquisition had been made at the beginning of fiscal 1998:

                                               October 2,  September 30,
                                                   1999        1998
    -----------------------------------------------------------------------
    (Dollars in thousands)
    Total revenues                               $963,437    $850,028
    Income before extraordinary item               65,698     144,486
    Net income                                     62,444     144,486
    Earnings per share:
      Basic                                      $   0.63    $   1.28
      Diluted                                    $   0.62    $   1.26

In June 1999, we made an investment in Access Systems Pty., Limited (Access) of Sydney, Australia. During the latter half of fiscal 1999 and the first quarter of fiscal 2000, we owned a minority interest in Access. We also held options to purchase additional shares and notes convertible into capital stock of Access. We used the equity method of accounting for this investment. In December 1999, notes receivable increased by $3.9 million as a result of converting our equity interest in Access to a debt instrument.

In March 1998, we purchased Barcrest Limited (Barcrest), a Manchester, England-based manufacturer and supplier of gaming related amusement devices, and purchased certain assets of Olympic Amusements Pty. Limited (Olympic), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to the Barcrest and Olympic acquisitions. The aggregate purchase price of $181.8 million was allocated to the net assets of $76.5 million based on estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The excess of the purchase price over the net assets acquired, totaled $105.3 million (see Note 7). These acquisitions were funded primarily with additional borrowings on our line of credit, as well as long-term borrowings by our Australian subsidiary.

Divestitures
In July 2000, in a move to eliminate duplication within our operations in Japan, we sold Barcrest KK, the Japanese subsidiary of Barcrest, for a gain of $3.2 million ($2.0 million net of tax). The net cash proceeds from the sale were $9.8 million and the net assets disposed of were $6.6 million. The purchaser is a Japanese company engaged in the manufacture, development, and sale of pachinko and pachisuro slot machines.

Subsequent Events
In October 2000, IGT began negotiations to acquire Silicon Gaming, Inc. (Silicon). Silicon, headquartered in Palo Alto, California, designs and manufactures a full line of innovative wagering products and holds an extensive library of game applications. Under the terms of the proposed transaction, the total consideration paid by IGT would be approximately $45.0 million. If a definitive agreement is reached, completion of the business combination will be conditioned upon regulatory approvals, Silicon shareholder approval and other customary closing conditions.

Notes to Consolidated Financial Statements

3.       Investment Securities

Available-for-sale investment securities consisted of the following:

                                              Gross Unrealized
                                       Net    ----------------  Market
                                       Cost   Gains    Losses   Value
    ------------------------------------------------------------------
     (Dollars in thousands)

     September 30, 2000
        US government obligations     $10,010  $  -  $  (122)  $ 9,888
        Equity securities              12,397   102     (914)   11,585
                                      -------  ----  --------  -------
     Total investment securities      $22,407  $102  $(1,036)  $21,473
                                      =======  ====  =======   =======
     October 2, 1999
        US government obligations     $10,010  $  -  $   (60)  $ 9,950
        Equity securities              10,083     -   (1,487)    8,596
                                      -------  ----  --------  -------
     Total investment securities      $20,093  $  -  $(1,547)  $18,546
                                      =======  ====  =======   =======

At September 30, 2000, debt securities had maturity dates ranging from five months to 14 years.

Below is a summary of sales of available-for-sale securities for the years ended:

                                        September 30,  October 2,  September 30,
                                             2000        1999          1998
 -------------------------------------------------------------------------------
 (Dollars in thousands)

    Proceeds from sales                    $12,758      $11,956      $12,528
    Gross realized gains                     1,441        5,852        1,145
    Gross realized losses                      403           27          187
    Permanent impairment loss recognized         -          236            -



4.    Investments to Fund Liabilities to Jackpot Winners

Held-to-maturity investments to fund liabilities to jackpot winners consisted of the following:

                                                   Gross Unrealized
                                      Amortized    ----------------     Market
                                         Cost      Gains     Losses      Value
       ------------------------------------------------------------------------
        (Dollars in thousands)

        September 30, 2000
        US government obligations      $257,665   $13,584    $(4,006)  $267,243
                                       ========   =======    =======   ========

        October 2, 1999
        US government obligations      $262,932   $10,202    $(4,892)  $268,242
                                       ========   =======    =======   ========

Federal legislation was passed in October 1998 permitting jackpot winners to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won prior to the effective date of the legislation, the winner was able to make this election after July 1, 1999. Upon a winner's election after July 1, 1999, investments held by IGT to fund the winner's liability were sold to settle the liability. The offer for these past winners to elect a single cash payment has now expired and we do not anticipate additional sales of these held-to-maturity investments.

Notes to Consolidated Financial Statements

Since all proceeds from the sale of these securities were paid to jackpot winners, the net realized gain was offset by an equal loss on the settlement of winner liabilities. Below is a summary of sales of these securities for the years ended:


                                   September 30,   October 2,   September 30,
                                      2000           1999           1998
     ------------------------------------------------------------------------
     (Dollars in thousands

     Proceeds from sales             $3,020        $154,146          -
     Gross realized gains                99           5,682          -
     Gross realized losses               10           2,025          -


5.    Notes and Contracts Receivable

IGT grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

The following table represents the estimated future collections of notes and contracts receivable, net of allowances, at September 30, 2000:

     Fiscal Year                           Estimated Receipts
     --------------------------------------------------------
     (Dollars in thousands)

     2001                                       $ 76,320
     2002                                         40,996
     2003                                         14,125
     2004                                          4,159
     2005                                          1,402
     Thereafter                                   16,206
                                                --------
                                                $153,208
                                                ========

At September 30, 2000 and October 2, 1999, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                              September 30,    October 2,
                                 2000             1999
 -----------------------------------------------------------
  (Dollars in thousands)

  Current                    $  14,607          $  14,157
  Long-term                      3,426              5,497
                             ---------          ---------
                             $  18,033          $  19,654
                             =========          =========



Occasionally, IGT has provided loans, other than for gaming equipment, to customers. With the acquisition of Sodak and the restructuring of
CMS-International (CMS) (see Note 6), our portfolio of this type of loan has increased. Included in total notes and contracts receivable were loans of $49.4 million at September 30, 2000 and $27.6 million at October 2, 1999. Allowances for doubtful loans were $60,000 at September 30, 2000, and $58,000 at October 2,1999. These loans are generally for terms of one to five years with interest at prevailing rates.

Notes to Consolidated Financial Statements

6.    Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 30, 2000, we had bank deposits in excess of insured limits of approximately $43.6 million.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. We did not have sales to a single customer which exceeded 10% of revenues during fiscal 2000, 1999 or 1998. Accounts, contracts, and notes receivable by region as a percentage of total receivables at September 30, 2000 were as follows:

         Domestic Region
            Native American casinos                               30%
            Nevada                                                29%
            Riverboats (greater Mississippi River area)            7%
            Other US regions (individually less than 3%)          10%
                                                                -----
               Total domestic                                     76%
                                                                -----

         International Region
            Europe                                                 7%
            Australia                                              6%
            Latin America                                          5%
            Other international (individually less than 3%)        6%
                                                                -----
               Total international                                24%
                                                                -----

               Total                                             100%
                                                                =====


In September 1993, we sold our equity ownership interest in CMS to Summit Casinos-Nevada, Inc., whose owners included senior management of CMS. During fiscal 1999 we remained as guarantor on certain indebtedness of CMS, which at October 2, 1999 had an aggregate outstanding balance of $14.4 million, including principal and accrued interest. CMS was restructured in November 1999, at which time we purchased the notes from the lender and restructured the terms with the new owners. The revised notes call for monthly payments of principal and interest and have a maturity date of December 31, 2008. The notes remain collateralized by the respective casino properties. At September 30, 2000, the outstanding balances of these notes totaled $13.9 million. At this time we do not believe a reserve against these notes is necessary.


7.      Intangible Assets and Restructuring

Intangible assets consisted of the following:

                                               September 30,      October 2,
                                                    2000            1999
----------------------------------------------------------------------------
(Dollars in thousands)

Intellectual property                           $    1,650      $    1,650
Excess of cost over net assets acquired            148,631         153,209
                                                ----------      ----------
                                                   150,281         154,859
Less accumulated amortization                       (6,543)         (2,823)
                                                ----------      ----------
                                                $  143,738      $  152,036
                                                ==========      ==========

Notes to Consolidated Financial Statements

Impairment of assets and restructuring costs
In late fiscal 1999, due to difficulties experienced in assimilating products and operational strategies, we determined it necessary to re-evaluate the recoverability of intangible assets related to IGT-Australia's March 1998 acquisition of Olympic. We determined that the total unamortized balance of intangible assets was impaired and recorded a charge of $86.8 million. In an effort to return IGT-Australia to a profitable operation, we also developed a restructuring plan and recorded a total of $6.0 million in restructuring costs, composed of $4.0 million for inventory obsolescence and $2.0 million for asset and facility redundancy costs. During fiscal 2000, we recorded additional restructuring charges of $1.9 million predominantly related to our plan to eliminate certain administrative and manufacturing positions in Australia. As of September 30, 2000, 130 positions were eliminated resulting in payments of $2.3 million. Other restructuring costs of $1.1 million were paid during fiscal 2000.

In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. During fiscal 2000, we received payments of $1.9 million for receivables and inventories previously considered fully impaired.


8.    Notes Payable

Notes payable consisted of the following:
                                               September 30,   October 2,
                                                   2000          1999
    ---------------------------------------------------------------------
    (Dollars in thousands)
    Senior notes, net of unamortized discount    $991,507      $990,436
    Credit facilities                               4,621         3,278
                                                 --------      --------
         Total                                    996,128       993,714
    Less current maturities                        (4,621)       (3,278)
                                                 --------      --------
    Long-term notes payable, net of current
    maturities                                   $991,507      $990,436
                                                 ========      ========



The following table represents the future fiscal year principal payments of our notes payable at September 30, 2000:


  Fiscal Year                   Principal Payments
  --------------------------------------------------
  (Dollars in thousands)

  2001                              $     4,621
  2002                                        -
  2003                                        -
  2004                                  400,000
  2005                                        -
  2006 and after                        600,000
                                    -----------
    Total principal payments          1,004,621
    Less unamortized discount            (8,493)
                                    -----------
    Net notes payable               $   996,128
                                    ===========

Senior Notes
In May 1999, IGT completed the private placement of $1.0 billion in aggregate principal amount of Senior Notes pursuant to rule 144A under the Securities Act of 1933. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053%; and $600 million

Notes to Consolidated Financial Statements

aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. In August 1999, we exchanged all outstanding Senior Notes for identical registered notes. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004, which resulted in a prepayment penalty of $3.3 million (net of tax) reflected as an extraordinary item in fiscal 1999. Additionally, we repaid outstanding borrowings under both our US and Australian credit facilities. The remaining net proceeds from the offering were used to fund our acquisition of Sodak, working capital, and share repurchases.

Credit Facilities
Our domestic and foreign borrowing facilities totaled $273.0 million at September 30, 2000. Of this amount, $4.6 million was drawn, $2.8 million was reserved for letters of credit, and the remaining $265.6 million was available. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At September 30, 2000, we were in compliance with all applicable covenants.

9.    Commitments

We lease certain of our facilities and equipment under various agreements for periods through the year 2006. The following table shows the future minimum rental payments required under these operating leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2000.

                                     Operating
    Fiscal Year                       Leases
    ------------------------------------------
    (Dollars in thousands)

    2001                              $ 5,637
    2002                                3,489
    2003                                1,558
    2004                                  638
    2005                                  194
    2006 and after                        198
                                      --------
    Total minimum payments            $11,714
                                      ========

Certain of the facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. The lease term for our previous manufacturing facility in Reno, Nevada extends through February 2003 and the related payments are included in the schedule above. We have sublet approximately half of this facility to third parties. The terms of the sublease agreements call for receipts of $2.3 million for the period of October 2000 through February 2003. We previously accrued for the future gross lease payments of these abandoned buildings, net of anticipated sublease receipts, and do not anticipate additional impact on our results of operations.

Our total rental expense was approximately $5.9 million for fiscal 2000, $6.0 million for fiscal 1999 and $5.1 million for fiscal 1998.

Notes to Consolidated Financial Statements


10.   Jackpot Liabilities

IGT receives a percentage of the amounts wagered or fees for machine rental and service from the linked wide-area progressive systems to fund the related jackpot payments. Winners may elect to receive a single payment of the discounted value of the jackpot won or annual installments. Equal annual installments are paid over 20 to 26 years without interest. The following schedule sets forth the future gross payments due to jackpot winners under these systems at September 30, 2000:

      Fiscal Year                      Payments
      -----------------------------------------
      (Dollars in thousands)

      2001                           $   30,251
      2002                               27,939
      2003                               27,896
      2004                               27,769
      2005                               27,769
      2006 and after                    271,029
                                     ----------
                                     $  412,653
                                     ==========

Jackpot liabilities include discounted payments due to winners for jackpots won, as well as amounts accrued for jackpots not yet won that are contractual obligations of IGT. Jackpot liabilities consist of the following:

                                                    September 30,   October 2,
                                                        2000           1999
    --------------------------------------------------------------------------
    (Dollars in thousands)

    Gross payments due to jackpot winners           $  412,653     $  431,661
    Unamortized discount on payments to jackpot
      winners                                         (151,472)      (164,481)
    Accrual for jackpots not yet won                    62,746         90,776
                                                    ----------     ----------
         Total jackpot liabilities                     323,927        357,956
    Less current liabilities                           (55,942)       (64,061)
                                                    -----------    ----------
    Long-term jackpot liabilities                   $  267,985     $  293,895
                                                    ==========     ==========

We amortize the discounts on the jackpot liabilities to interest expense. During fiscal 2000, we recorded interest expense on jackpot liabilities of $17.3 million, $25.9 million in fiscal 1999, and $25.6 million in fiscal 1998. We were required to maintain cash and investments relating to systems liabilities totaling $38.8 million at September 30, 2000 and $54.6 million at October 2, 1999.

11.   Financial Instruments

IGT uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. IGT is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Foreign Currency Management
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2000, IGT had net foreign currency exposure of $58.0 million hedged with $63.5 million in currency forward contracts. At October 2, 1999, we had net foreign currency exposure of $41.7 million, of which $38.8 million was hedged with

Notes to Consolidated Financial Statements

currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

Interest Rate Management
During fiscal 1999, we effectively converted variable rate debt in Australia to fixed rate debt using an interest rate swap agreement with three counterparties. These swaps were required under our Australian facility agreement and had quarterly interest settlement dates. In conjunction with the payoff and closure of this Australian facility agreement in May 1999, these swaps were settled with no gain/loss recorded.

Other Off-Balance Sheet Instruments
In the normal course of business, IGT is a party to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. We had performance bonds outstanding that related to our operation of two lottery systems and a gaming machine route totaling $2.2 million at September 30, 2000 and $2.3 million at October 2, 1999. IGT is liable to reimburse the bond issuer in the event the bond is exercised as a result of our non-performance. We had outstanding letters of credit, issued under our line of credit (see Note 8), totaling $2.8 million at September 30, 2000 and $3.2 million at October 2, 1999, which were issued to insure payment by IGT to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

At September 30, 2000 and October 2, 1999, we had no foreign currency contracts to hedge firm commitments. At September 30, 1998, IGT had foreign currency contracts to hedge firm commitments in the amount of $1.2 million in Australia. The gain or loss on these instruments was deferred and recognized in income when the hedged transaction occurred. At September 30, 1998, the unrealized gains/losses on these instruments were immaterial to the consolidated financial statements.

The following table presents the carrying amount and estimated fair value of IGT's financial instruments:

                                                     September 30,           October 2,
                                                         2000                   1999
                                               ----------------------   ---------------------
                                               Carrying   Estimated      Carrying  Estimated
                                                Amount    Fair Value      Amount   Fair Value
   ------------------------------------------------------------------------------------------
   (Dollars in thousands)
   Assets
      Cash and cash equivalents                $244,907    $244,907     $426,343   $426,343
      Investment securities                      21,473      21,473       18,546     18,546
      Notes and contracts receivable            153,208     139,086      135,857    125,581
      Investments to fund jackpot payments      257,665     267,243      262,932    268,242
   Liabilities
      Jackpot liabilities                       323,927     333,505      357,956    363,267
      Notes payable obligations                 996,128     981,141      993,714    955,778
   Foreign currency contracts
      On balance sheet                           63,467      61,481       38,813     39,860
      Off balance sheet                               -           -            -          -


The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The estimated fair value of investment securities and investments to fund jackpot payments are based on quoted market prices. The fair value of our notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes and contracts. The estimated fair value of jackpot liabilities is based on quoted market prices of investments that will be used to fund these liabilities. The estimated fair value of the registered Senior Notes is based on quoted market prices. The carrying value of the credit facilities included in notes payable approximates fair value.

Notes to Consolidated Financial Statements

The estimated fair value of foreign currency contracts is based on quoted market prices for an instrument with similar terms.

12.   Earnings Per Share
The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS for income before extraordinary item as of and for the years ended:

                                                       September 30,   October 2,  September 30,
                                                           2000          1999          1998
    --------------------------------------------------------------------------------------------
    (Dollars in thousands, except per share amounts)
    Income before extraordinary item                      $156,792      $ 65,312     $152,446
                                                          ========      ========     ========

    Weighted average common shares outstanding              76,586        99,461      113,064
    Dilutive effect of stock options outstanding             1,643           777        1,639
                                                          --------      --------    ---------
    Weighted average common and potential
      shares outstanding                                    78,229       100,238      114,703
                                                          ========      ========    =========

    Basic earnings per share                              $   2.05      $   0.65    $    1.35
    Diluted earnings per share                            $   2.00      $   0.65    $    1.33

   Number of common shares excluded from
       diluted EPS because option exercise price
       was greater than average market price                   358         1,300          159


Stock Repurchase Plan
A stock repurchase plan was originally authorized by our Board of Directors in October 1990. As of November 25, 2000, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. During fiscal 2000, we repurchased 15.7 million shares for an aggregate purchase price of $318.5 million, including 11.0 million shares at $21 per share pursuant to an issuer-tender offer. During fiscal 1999, we repurchased 21.8 million shares for an aggregate purchase price of $361.4 million. During fiscal 1998, we repurchased 5.5 million shares for an aggregate purchase price of $122.2 million.

13.   Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Ahern
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their

Notes to Consolidated Financial Statements

consolidated answer to the Consolidated Amended Complaint on February 11, 1998. At this time, motions concerning class certification are pending before the Court.

WMS
Under a resolution of matters reached in December 1999, all previously initiated lawsuits involving the infringement of our Telnaes patent by WMS Gaming, Inc.
(WMS) were dismissed. WMS agreed to refrain from making, using, selling or offering for sale any machine that infringes the Telnaes patent until February 24, 2002 when the Telnaes patent expires. IGT received $27.0 million in the settlement that was included in other income in fiscal 2000, as well as $1.7 million in fees related to certain WMS operations previously conducted under license from IGT.

On October 28, 1999, IGT filed a complaint in the United States District Court, District of Nevada (Las Vegas) against WMS and three other defendants, including Silicon, alleging infringement of a patent covering video gaming machines that use a combination of push buttons on a panel and touch screens to perform the same functions in the play of the game (the `397 Patent, entitled Gaming Machine and Method Using Touch Screen). Subsequently, IGT's complaint was amended to include only WMS and Silicon. In response, WMS filed its answer and counterclaim on February 15, 2000. The counterclaim alleged, among other things, that IGT engaged in unlawful conduct under the federal (the Sherman and Clayton Acts) and state (the Nevada Unfair Trade Practices Act) antitrust laws and that IGT tortuously interfered with WMS' contractual relationships and prospective business advantage. WMS sought damages, including punitive damages of at least $100 million in connection with the tortuous interference claim, declaratory and injunctive relief. Silicon also filed a counterclaim asserting patent invalidity. IGT and WMS executed a settlement agreement resolving all outstanding claims in September 2000. The suit between IGT and Silicon is in the early stages of discovery and no trial date has been set.

14.   Income Taxes

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. We determine the net current and noncurrent deferred tax assets or liabilities separately for federal, state, and foreign jurisdictions.

The effective income tax rates differ from the statutory US federal income tax rates as follows for the years ended:

                                                September 30,        October 2,       September 30,
                                                    2000                1999              1998
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)                          Amount   Rate      Amount   Rate      Amount    Rate
                                                ------   ----      ------   ----      ------    ----

Taxes at federal statutory rate                $85,745   35.0%    $35,488   35.0%   $ 82,086    35.0%
Foreign subsidiaries tax                         2,410    0.9       3,657    3.6         591     0.3
State income tax, net                            5,109    2.3       2,670    2.6       2,049     0.9
Research and development credits                  (750)  (0.3)     (2,192)  (2.2)       (247)   (0.1)
Valuation allowance, IGT-Australia               2,063    0.7       6,067    6.0           -     0.0
Expiration of tax contingencies                   (850)  (0.3)     (5,344)  (5.3)     (1,163)   (0.5)
Adjustment to estimated income tax accruals     (3,010)  (1.2)     (3,306)  (3.3)        272     0.1
Other, net                                      (2,522)  (1.1)       (959)  (0.8)     (1,502)   (0.7)
                                               -------   ----     -------   ----    --------    ----
Provision for income taxes                     $88,195   36.0%    $36,081   35.6%   $ 82,086    35.0%
                                               =======   ====     =======   ====    ========    ====


Notes to Consolidated Financial Statements

Components of our provision for income taxes were as follows for the years ended:

                                 September 30,   October 2,   September 30,
                                     2000           1999          1998
   ------------------------------------------------------------------------
   (Dollars in thousands)

   Current
       Federal                       $80,893      $(11,602)     $106,431
       State                           5,645           358         4,657
       Foreign                         4,478         9,118         2,922
                                     -------      --------      --------
       Total current                  91,016        (2,126)      114,010
                                     -------      --------      --------
   Deferred
       Federal                        (2,270)       30,761       (30,862)
       State                             222         1,566        (2,149)
       Foreign                          (773)        5,880         1,087
                                     -------      --------      --------
       Total deferred                 (2,821)       38,207       (31,924)
                                     -------      --------      --------
   Provision for income taxes        $88,195      $ 36,081      $ 82,086
                                     =======      ========      ========

Significant components of IGT's deferred tax assets and liabilities are as follows:

                                                       September 30, October 2,
                                                           2000        1999
   -----------------------------------------------------------------------------
   (Dollars in thousands)

   Current deferred tax assets
       Reserves not currently deductible                 $ 22,228   $ 18,819
       Unrealized loss on currency translation
         adjustments                                        4,582         -
       Foreign subsidiaries                                   652        883
       Unrealized loss on investment securities               327        542
       Other                                                1,297      3,733
                                                         --------   --------
   Net current deferred tax asset                          29,086     23,977
                                                         --------   --------

   Non-current deferred tax assets
       Reserves not currently deductible                      566        824
       Reserve differential for gaming activities          69,869     64,669
       Foreign subsidiaries                                 8,268      6,161
       State income taxes                                   4,932      3,349
       Amortization of goodwill                            30,157     28,380
       Other                                                1,246      3,111
   Non-current deferred tax liabilities
       Difference between book and tax basis of property   (4,036)    (7,027)
       Amortization of goodwill                            (2,137)    (1,599)
       Other                                               (3,065)    (2,327)
                                                         --------   --------
       Total net non-current deferred tax asset           105,800     95,541
       Valuation allowance (a)                             (8,130)    (6,067)
                                                         --------   --------
   Net non-current deferred tax asset                      97,670     89,474
                                                         --------   --------
   Net deferred tax asset                                $126,756   $113,451
                                                         ========   ========


 (a) Our valuation  allowance  relates to the uncertainty of the realization of certain deferred tax assets for IGT-Australia.

Notes to Consolidated Financial Statements

15.      Other Comprehensive Income (Loss)

The components of IGT's other comprehensive income (loss) are as follows:

                                                                           Tax
                                                            Before-Tax  (Expense)  Net-of-Tax
                                                              Amount    or Benefit   Amount
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended September 30, 2000
Unrealized holding gains (losses) arising during period      $  1,651     $ (578)   $ 1,073
Reclassification adjustment to net income                      (1,038)       364       (674)
                                                             --------     ------    -------
Net unrealized gains (losses)                                     613       (214)       399
Foreign currency translation adjustments                       (1,900)       665     (1,235)
                                                             --------     ------    -------
Other comprehensive income (loss)                            $ (1,287)    $  451    $  (836)
                                                             ========     ======    =======

Year ended October 2, 1999
Unrealized holding gains (losses) arising during period      $  1,989     $ (696)   $ 1,293
Reclassification adjustment to net income                      (5,589)     1,956     (3,633)
                                                             --------     ------    -------
Net unrealized gains (losses)                                  (3,600)     1,260     (2,340)
Foreign currency translation adjustments                          897       (314)       583
                                                             --------     ------    -------
Other comprehensive income (loss)                            $ (2,703)    $  946    $(1,757)
                                                             ========     ======    =======

Year ended September 30, 1998
Unrealized holding gains (losses) arising during period      $  1,747     $ (612)   $ 1,135
Reclassification adjustment to net income                        (959)       336       (623)
                                                             --------     ------    -------
Net unrealized gains (losses)                                     788       (276)       512
Foreign currency translation adjustments                      (13,240)     4,634     (8,606)
                                                             --------     ------    -------
Other comprehensive income (loss)                            $(12,452)    $4,358    $(8,094)
                                                             ========     ======    =======


The components of our accumulated other comprehensive income (loss) are as follows:

                                    Unrealized     Foreign   Accumulated Other
                                  Gains (Losses)   Currency    Comprehensive
                                   on securities  Translation      Loss
                                  --------------------------------------------
  Balance at September 30, 1998      $ 1,334       $(8,554)      $(7,220)
  Current-period change               (2,340)          583        (1,757)
                                     -------       -------       -------

  Balance at October 2, 1999          (1,006)       (7,971)       (8,977)
  Current-period change                  399        (1,235)         (836)
                                     -------        -------      -------

  Balance at September 30, 2000      $  (607)      $(9,206)      $(9,813)
                                     =======       =======       =======

Notes to Consolidated Financial Statements

16.   Employee Benefit Plans

Employee Incentive Plans
IGT provides the following employee incentive plans: profit sharing and 401(k) plan, cash sharing, management bonus, and non-qualified deferred compensation. Total annual contributions from operating profits for all plans were $38.6 million in fiscal 2000, $27.1 million in fiscal 1999 and $26.5 million in fiscal 1998.

The profit sharing and 401(k) plan was adopted for IGT employees working in the US. IGT matches 75% of an employee's contributions up to $1,000. This allows for maximum annual company matching contributions of $750 to each employee's account. Participants are 100% vested in their contributions and IGT's matching contributions. Additionally, IGT shares a portion of its' profits with eligible employees. These profit sharing contributions vest over a seven year period of employment.

The cash sharing plan is distributed semi-annually in May and November to all non IGT-Australia and IGT-Japan employees. The management bonuses are paid out annually to key employees throughout the Company.

IGT implemented a non-qualified deferred compensation plan in September 1999 to provide an unfunded incentive compensation arrangement for eligible management and highly compensated employees. Participants may elect to defer up to 50% of their annual base salary, 50% of cash sharing, 50% of discretionary management bonus and 50% of commissions with a minimum deferral of $2,000. Distributions can be paid out as short-term payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 15 years.

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

An aggregate of 2.4 million shares may be made available under this plan. Employees may participate in this plan through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of exercise. At September 30, 2000, there were 484,000 shares available under this plan.

In January 2000, 300,000 shares of common stock were made available to the Barcrest Savings Related Share Option Scheme (ShareSave). Each year employees may sign up for ShareSave and must elect a contract that will vest over three, five, or seven years. Employees may contribute up to (pound)3,000 annually. At September 30, 2000 there were 275,000 shares available under this plan.

Restricted Stock Awards
In March 1996, 600,000 shares were issued to six employees at a price of $.01 per share. In February 1997, IGT amended the 1993 Stock Option Plan to permit the grant of restricted stock awards of a fixed number of shares to participants determined by IGT's Board of Directors. In May 1997, 200,000 shares were awarded to four employees. IGT has the option to repurchase the unvested shares issued to the employees at $.01 per share if the employees terminate employment with IGT before the shares have vested. Restricted stock awarded to a participant may not be

Notes to Consolidated Financial Statements

voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. The shares vest in increments over a five year period.

No shares were awarded to participants in fiscal year 2000. Shares awarded to participants in fiscal 1999 and 1998 totaled 50,000 and 10,000, at a price of $.01 per share. The compensation expense that has been charged against income for the restricted stock award plan totaled $1.2 million, $1.0 million and $2.0 million for fiscal 2000, 1999 and 1998.

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

Options have been granted at fair market value on the date of grant and, except for non-employee director options, typically vest ratably over five years and expire 10 years subsequent to the grant.

At September 30, 2000, options to purchase 3.2 million shares were available for grant under the plans.

                                            Number     Weighted Average
                                           of Shares    Exercise Price

    -------------------------------------------------------------------

    Outstanding at September 30, 1997     5,556,737        $14.56
    Granted                                 809,617        $23.30
    Forfeited or expired                   (170,984)       $17.63
    Exercised                              (617,742)       $10.27
                                         ----------

    Outstanding at September 30, 1998     5,577,628        $16.19
    Granted                                 500,499        $17.83
    Forfeited or expired                   (280,822)       $17.57
    Exercised                              (179,636)       $20.09
                                         ----------

    Outstanding at October 2, 1999        5,617,669        $16.43
    Granted                                 456,208        $21.98
    Forfeited or expired                   (236,767)       $19.99
    Exercised                              (718,485)       $15.76
                                         ----------

    Outstanding at September 30, 2000     5,118,625        $16.85
                                         ==========


    Options exercisable at:
        September 30, 2000                3,341,790        $15.44
          October 2, 1999                 3,217,047        $15.14
          September 30, 1998              2,540,732        $14.25

Notes to Consolidated Financial Statements

The following table summarizes information for stock options outstanding and exercisable at September 30, 2000 in order to assess the number and timing of shares that may be issued and the cash that may be received as a result of options exercised:

                                                   Outstanding                         Exercisable
                                           -------------------------------     --------------------------
                                           Weighted Average   Weighted                       Weighted
     Range of               Number            Remaining       Average            Number       Average
   Exercise Prices        Outstanding      Contractual Life Exercise Price     Exercisable Exercise Price
  -----------------      -------------     ---------------- --------------     ----------- --------------

$ 7.8750 - $13.2500       1,969,119            5.2           $12.97           1,832,264      $12.99
 13.6250 -  15.5000         619,540            6.1            15.26             518,204       15.37
 15.6250 -  18.8750       1,218,283            7.4            17.90             388,186       17.73
 19.0000 -  30.3125       1,311,683            7.3            22.47             603,136       21.46
                           ---------                                           ---------

$ 7.8750 - $30.3125       5,118,625            6.4           $16.85           3,341,790      $15.44
                          =========                                           =========


Valuation of Stock-Based Compensation Plans
IGT adopted SFAS No. 123,"Accounting for Stock-Based Compensation" on October 1, 1996. As permitted by SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25 to its stock-based compensation. Accordingly, no compensation expense has been recognized for the stock option and employee stock purchase plans. SFAS No. 123 requires compensation expense to be measured based on the fair value of the equity instrument awarded.

If compensation expense for IGT's three stock-based compensation plans had been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below for the years ended:

                                                   September 30,  October 2, September 30,
                                                       2000         1999          1998
   ---------------------------------------------------------------------------------------
   (Dollars in thousands, except per share amounts)
   Net income
        As reported                                   $156,792     $62,058     $152,446
        Pro forma                                      153,495      57,793      146,948
   Basic earnings per share
        As reported                                   $   2.05     $  0.62     $   1.35
        Pro forma                                         2.00        0.58         1.30
   Diluted earnings per share
        As reported                                   $   2.00     $  0.62     $   1.33
        Pro forma                                         1.96        0.58         1.28
   Weighted average fair value of options
        granted during the year                       $  10.06     $  7.76     $   8.27
   Weighted average fair value of restricted stock
        awards granted during the year                $      -     $ 17.82     $  23.75


The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: interest rates (zero-coupon US government issues with an average remaining life of 1.90 years) of 6.5%, 5.5% and 5.6%; dividend yields of .0%, .14% and .47%; volatility factors of the expected market price of IGT's common stock of .43, .45 and .35; weighted-average expected life of stock options of 1.90 years and an expected life of 1.0 years for employee stock purchases.

Notes to Consolidated Financial Statements

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because IGT's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

17.   Related Party Transactions
Joint Ventures
We operate certain MegaJackpots(TM) systems under joint marketing alliances with various gaming or gaming related companies. Activities of these alliances include placement of progressive system and other participation games and pursuit of video lottery opportunities. Additionally, IGT-UK designs games under a joint venture agreement with its main European distributor. We own a 50% share in each of these joint ventures.

The following is a table of our transactions with joint ventures as of and for the years ended:

                                        September 30,  October 2,  September 30,
                                             2000         1999        1998
  ------------------------------------------------------------------------------
  (Dollars in thousands)

  Net revenues recognized                 $109,428      $78,270     $65,181
  Asset and expense transfers               68,273       27,253      45,390
  Capital contributions                         -        22,275       1,422
  Accounts receivable balance                5,007       29,700       6,902
  Largest amount of indebtedness
    outstanding at anytime during the year   9,615       29,700      25,513


We apply the equity method of accounting to the joint ventures. The following is summarized financial information from the Spin for Cash Wide Area Progressive Joint Venture with Anchor Gaming (the "Anchor joint venture"), our largest joint venture partner, as of and for the years ended:

                                September 30,  October 2,  September 30,
                                    2000         1999          1998
   ---------------------------------------------------------------------
   (Dollars in thousands)

   Revenues                       $375,379     $293,460      $246,851
   Expenses                        168,716      145,572       117,294
   Operating income                206,663      147,888       129,557
   Net income                      211,932      149,958       130,979

   Total assets                   $253,064     $199,943      $171,742
   Total liabilities               112,311      123,133       107,815
   Total equity                    140,753       76,810        63,927

Notes to Consolidated Financial Statements


Other Related Parties
A member of our Board of Directors was also a director and officer of the parent company of additional Nevada gaming businesses. In Iowa, our progressive jackpot systems are administered by a trust that we manage from which net profits are transferred to IGT. We recorded the following transactions from these related parties as of and for the years ended:

                                         September 30, October 2,  September 30,
                                             2000         1999         1998
--------------------------------------------------------------------------------
(Dollars in thousands)

Revenues recognized                        $10,289      $20,748      $19,813
Contracts and accounts receivable balance    1,067        3,685        1,307
Largest amount of indebtedness
 outstanding at any time during the year     3,704        4,562        2,047


18.   Supplemental Statement of Cash Flows Information

Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. Transfers between inventory and fixed assets resulted in an increase to property, plant and equipment of $15.6 million in fiscal 2000, $32.9 million in fiscal 1999 and $17.3 million in fiscal 1998.

Dividends declared, but not yet paid, totaled $3.3 million at September 30, 1998.

The tax benefit of stock options and the employee stock purchase plan totaled $2.4 million in fiscal 2000, $570,000 in fiscal 1999 and $ 3.2 million in fiscal 1998.

Payments of interest were $99.3 million in fiscal 2000, $42.6 million in fiscal 1999 and $41.2 million in fiscal 1998. Payments for income taxes were $107.2 million in fiscal 2000, $28.0 million in fiscal 1999 and $101.2 million in fiscal 1998.

In conjunction with acquisitions of businesses during fiscal 1999 (see Note 2), the fair value of assets acquired totaled $130.9 million and the fair value of liabilities assumed totaled $43.9 million. In conjunction with acquisitions of businesses during fiscal 1998, the fair value of assets acquired totaled $100.1 million and the fair value of liabilities assumed totaled $23.6 million.

Notes to Consolidated Financial Statements

19.   Business Segments

IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Product Sales," and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, which we refer to as "Gaming Operations." The table below presents information as to our operations by these lines of business as of and for the years ended:



                                     September 30,   October 2,  September 30,
                                         2000          1999          1998
     -------------------------------------------------------------------------
     (Dollars in thousands)

     Revenues
        Product sales                 $  603,381    $  576,598    $  477,024
        Gaming operations                401,014       353,064       347,099
                                      ----------    ----------    ----------
          Total                       $1,004,395    $  929,662    $  824,123
                                      ==========    ==========    ==========
     Operating Profit (Loss)
        Product sales                 $   95,549    $   (2,495)   $  121,192
        Gaming operations                190,852       144,384       133,943
                                      ----------    ----------    ----------
          Total                          286,401       141,889       255,135
                                      ----------    ----------    ----------
        Other non-allocated expense,
           including interest            (41,414)      (40,496)      (20,603)
                                      ----------    ----------    ----------

     Income Before Income Taxes and
        Extraordinary Item            $  244,987    $  101,393    $  234,532
                                      ==========    ==========    ==========

     Depreciation and Amortization
        Product sales                 $    5,294    $    5,681    $    4,816
        Gaming operations                 28,196        31,812        21,043
        Corporate                         20,897        23,955        18,635
                                      ----------    ----------    ----------
          Total                       $   54,387    $   61,448    $   44,494
                                      ==========    ==========    ==========

     Identifiable Assets
        Product sales                 $  690,219    $  700,684    $  638,618
        Gaming operations                651,070       594,964       754,849
        Corporate                        282,427       469,412       150,161
                                      ----------    ----------    ----------
          Total                       $1,623,716    $1,765,060    $1,543,628
                                      ==========    ==========    ==========

     Additions to Long-Lived Assets
        Product sales                 $    6,670    $    6,591    $    4,013
        Gaming operations                 34,765        48,641        35,789
        Corporate                         10,009        10,367        11,084
                                      ----------    ----------    ----------
           Total                      $   51,444    $   65,599    $   50,886
                                      ==========    ==========    ==========

Notes to Consolidated Financial Statements

The table below presents information as to our operations by geographical regions as of and for the years ended:

                                   September 30,  October 2,  September 30,
                                       2000         1999          1998
 --------------------------------------------------------------------------
 (Dollars in thousands)

 Revenues
    Domestic
       Unaffiliated customers      $  764,035    $  666,685    $  634,695
       Inter-area transfers            87,082        39,395        36,809
    International
       Unaffiliated customers         240,360       262,977       189,428
       Inter-area transfers             8,107        10,935         7,023
    Eliminations                      (95,189)      (50,330)      (43,832)
                                   ----------    ----------    ----------
       Total                       $1,004,395    $  929,662    $  824,123
                                   ==========    ==========    ==========

 Identifiable Assets
    Domestic                       $1,434,062    $1,528,934    $1,235,868
    International                     189,654       236,126       307,760
                                   ----------    ----------    ----------
       Total                       $1,623,716    $1,765,060    $1,543,628
                                   ==========    ==========    ==========

 Additions to Long-Lived Assets
    Domestic                       $   45,869    $   58,137    $   46,318
    International                       5,575         7,462         4,568
                                    ---------    ----------    ----------
       Total                       $   51,444    $   65,599    $   50,886
                                   ==========    ==========    ==========



On a consolidated basis we do not recognize intersegment revenues or expenses upon the transfer of gaming products between subsidiaries. Operating profit is revenue and interest income related to investments to fund jackpot liabilities, less cost of sales and operating expenses, including related depreciation and amortization, provisions for bad debts, interest expense, and an allocated portion of selling, general and administrative and research and development expenses. Other expense not allocated to an operating segment includes interest expense, interest income and gain (loss) on sale of assets.

Notes to Consolidated Financial Statements

20.      Selected Quarterly Financial Data (Unaudited)

                                           First Qtr  Second Qtr  Third Qtr   Fourth Qtr
     -----------------------------------------------------------------------------------
     (Dollars in thousands, except per share amount and stock prices)

     2000
     Total revenues                        $206,517    $218,053    $263,670    $316,155
     Gross profit                           105,006     109,909     131,928     156,996
     Income from operations                  49,636      54,163      72,167      91,562
     Net income                              42,404      24,760      37,627      52,001

     Diluted earnings per share            $   0.49    $   0.33    $   0.51    $   0.70

     Stock price
      High                                 $20.6250    $22.4375    $28.5625    $34.5000
      Low                                  $17.5625    $17.4375    $20.2500    $26.8750

     1999
     Total revenues                        $221,706    $220,871    $258,859    $228,226
     Gross profit                            96,319     101,223     118,761     104,914
     Income (loss) from operations           48,394      50,429      63,334     (45,839)
     Net income (loss)                       34,444      33,831      34,267     (40,484)

     Diluted earnings (loss) per share     $   0.32    $   0.32    $   0.36    $  (0.45)

     Stock price
      High                                 $24.5000    $23.4375    $19.5000    $19.2500
      Low                                  $16.5000    $14.3750    $14.6875    $16.1875

     1998
     Total revenues                        $165,011    $182,090    $222,982    $254,040
     Gross profit                            75,800      89,398     106,954     114,103
     Income from operations                  42,786      53,223      60,210      62,658
     Net income                              29,665      35,492      45,595      41,694

     Diluted earnings per share            $    .26    $    .31    $    .40    $    .37

     Stock price
      High                                 $26.8125    $26.1875    $28.5625    $28.8750
      Low                                  $21.8750    $23.1875    $23.6250    $18.5000

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

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and
                  Management

Item 13. Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
                  Form 8-K

(a)(1)   Consolidated Financial Statements:

                  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)   Consolidated Financial Statement Schedule:             Page
                                                                ----

                  II       Valuation and Qualifying Accounts     68

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

10.2 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Shareholders).

10.3 Employment Agreement with Robert A. Bittman, Executive Vice President, Product Development dated March 12, 1996 (incorporated by reference to
         Exhibit 10.9 to Registrants Report on Form 10-K for the year ended September 30, 1996).

10.4 Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrants Reporton Form 10-K for the year ended September 30, 1996).

10.5 Credit Agreement by and among International Game Technology and the Bank of New York, Wells Fargo and other banks, dated May 22, 1997 (incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1997).

10.5A Amendment No. 1 to Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated August 19, 1997 (incorporated by reference to Exhibit 10.7A to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.5B Amendment No. 2 to Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated January 16, 1998 (incorporated by reference to Exhibit 10.7B to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.5C Amendment No. 3 to Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated April 20, 1999 (incorporated by reference to Exhibit 10.7C to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.5D Amendment and Restatement of Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated April 30, 1999 (incorporated by reference to Exhibit 10.7D to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

10.6 Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998).

10.7 Joint Venture Agreement, dated December 3, 1996 by and between International Game Technology and Anchor Games, a d.b.a. of Anchor Coin (incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended September 30, 1998).

10.8     IGT Profit Sharing Plan (As Amended and Restated as of December 31,
         1998) (incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended April 3, 1999).

10.9 Agreement and Plan of Merger, dated March 10, 1999, among International Game Technology, SAC, Inc. and Sodak Gaming, Inc.(incorporated by reference to Registrant's Report on Form 8-K dated March 12, 1999).

10.10 Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999.(incorporated in reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended October 2, 1999)

10.11 Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000).

10.12    IGT Deferred Compensation Plan

10.13 Employment Agreement with G. Thomas Baker, Chief Executive Officer, President, and Chief Operating Officer dated December 6, 2000.

10.14 International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I and 1998-II)

21       Subsidiaries

23       Independent Auditors' Consent

24       Power of Attorney (see page 67 hereof)

27       Financial data schedule

(b)      Reports on Form 8-K

         None

99.1 Financial statements of Spin for Cash Wide Area Progressive Joint Venture for the years ended September 30, 2000, 1999 and 1998.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of December, 2000.

                          International Game Technology

                          By:/s/   G. Thomas Baker
                          -----------------------------------------
                          G. Thomas Baker
                          President, Chief Executive Officer,
                          Chief Operating Officer, and
                          Chief Financial Officer

Each person whose signature appears below hereby authorizes G. Thomas Baker and Sara Beth Brown, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                         Title                                                 Date

/s/ Charles N. Mathewson          Chairman of the Board of Directors            December 15, 2000
-----------------------------
Charles N. Mathewson

/s/ G. Thomas Baker               President, Chief Executive Officer,           December 15, 2000
-----------------------------
G. Thomas Baker                   Chief Operating Officer,
                                  Chief Financial Officer, Treasurer
                                  and Director

/s/ Albert J. Crosson             Director and Vice Chairman of the             December 15, 2000
-----------------------------
Albert J. Crosson                 Board of Directors

/s/ Robert  A. Bittman            Director                                      December 15, 2000
-----------------------------
Robert A. Bitman

/s/ Wilbur K. Keating             Director                                      December 15, 2000
-----------------------------
Wilbur K. Keating

/s/ Robert Miller                 Director                                      December 15, 2000
-----------------------------
Robert Miller

/s/ Frederick B. Rentschler       Director                                      December 15, 2000
-----------------------------
Frederick B. Rentschler

/s/Rockwell A. Schnabel           Director                                      December 15, 2000
-----------------------------
Rockwell A. Schnabel


SCHEDULE II - Consolidated Valuation and Qualifying Accounts

                            Balance at               Increase (Decrease)  Balance
                            Beginning                       in            at End
                            of Period   Provisions    Unrealized Gains   of Period
-----------------------------------------------------------------------------------
(Dollars in thousands)

Valuation Allowance on
   Investment Securities:

    Year ended 09/30/98      $  1,265     $    -         $   788          $ 2,053
                             ========     ======         =======          =======
    Year ended 10/02/99      $  2,053     $    -         $(3,600)         $(1,547)
                             ========     ======         =======          =======
    Year ended 09/30/00      $ (1,547)    $    -         $   613          $  (934)
                             ========     ======         =======          =======




                            Balance at                Recoveries      Accounts      Balance
                            Beginning                    and           Written      at End
                            of Period  Provisions  Reclassifications    Off        of Period
--------------------------------------------------------------------------------------------
(Dollars in thousands)

Allowance for
   Doubtful Accounts:

    Year ended 09/30/98     $5,899      $  927         $   351         $1,665       $ 5,512
                            ======      ======         =======         ======       =======
    Year ended 10/02/99     $5,512      $3,959         $     6         $  573       $ 8,904
                            ======      ======         =======         ======       =======
    Year ended 09/30/00     $8,904      $1,902         $10,418         $7,393       $13,831
                            ======      ======         =======         ======       =======



Allowance for
   Doubtful Notes and
   Contracts Receivable:


    Year ended 09/30/98    $18,229      $3,808         $   246         $5,555       $16,728
                           =======      ======         =======         ======       =======
    Year ended 10/02/99    $16,728      $4,194         $   291         $1,559       $19,654
                           =======      ======         =======         ======       =======
    Year ended 09/30/00    $19,654      $8,251         $(5,605)        $4,267       $18,033
                           =======      ======         =======         ======       =======



                             Balance at              Disposed      Balance
                             Beginning                of and       at End
                             of Period  Provisions  Written Off   of Period
----------------------------------------------------------------------------
(Dollars in thousands)

Obsolete Inventory Reserve:

    Year ended 09/30/98      $  14,881   $   9,173    $  5,480    $ 18,574
                             =========   =========    ========    ========
    Year ended 10/02/99      $  18,574   $  19,185    $ 13,858    $ 23,901
                             =========   =========    ========    ========
    Year ended 09/30/00      $  23,901   $  16,001    $ 15,598    $ 24,304
                             =========   =========    ========    ========

