Form 10-Q
period 2000-12-30
INTERNATIONAL GAME TECHNOLOGY
filed 2001-02-12
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

     For the quarterly period ended: December 30, 2000

                                       OR

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

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
Yes  X   No
     -       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at January 27, 2001
              -----                      -------------------------------
           Common Stock
   par value $.000625 per share                    73,345,311

                                Table of Contents

                         Part I - Financial Information
                                                                            Page
Item 1.  Financial Statements:
           Condensed Consolidated Statements of Income -
             Three Months Ended December 30, 2000 and January 1, 2000.........4

           Condensed Consolidated Balance Sheets -
             December 30, 2000 and September 30, 2000.........................5

           Condensed Consolidated Statements of Cash Flows -
             Three months ended December 30, 2000 and January 1, 2000.........7

           Notes to Condensed Consolidated Financial Statements...............9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........18


                      Part II - Other Information
Item 1.  Legal Proceedings...................................................19
Item 2.  Changes in Securities...............................................19
Item 3.  Defaults Upon Senior Securities.....................................19
Item 4.  Submission of Matters to a Vote of Security Holders.................19
Item 5.  Other Information...................................................19
Item 6.  Exhibits and Reports on Form 8-K....................................19

Signature................................................................... 20

                         Part I - Financial Information

Item 1.     Financial Statements

General
The following unaudited condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as "IGT", "Company", "we", "our", and "us") and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year ended September 30, 2000. Operating results for current periods do not necessarily indicate the results that may be expected for the fiscal year ending September 29, 2001.

You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the unaudited condensed consolidated financial statements presented for the prior year comparable periods have been reclassified to be consistent with the presentation used in the current fiscal periods.

The following are trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries:
After Shock, All for One, Big Brother, Diamond Cinema, Dollars Deluxe, Double Diamond 2000, Dynamite, EZ Pay, Fabulous 50's, Five Play Draw Poker, Game King, High Rollers, IGT Gaming System, IGS, iGame, iGame Plus, Integrated Voucher System, IVS, King Kebab, Little Green Men, Megabucks, MegaJackpots, Monedin Joker, Multi-Denomination, Multi-Hand Poker, Neon Nights, Nickelmania, Nickels, Nickels Deluxe, Party Time, Pokermania, Popper King, Psycho Cash Beast Club, Quartermania, Quarters Deluxe, S2000, Revolution, S-Plus, Security Accounting Management System, SAMS, Slotopoly, Super Nickelmania, Super Vision, Texas Tea, Triple Play Draw Poker, Triple Play Poker, and Vision Series.

IGT designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this filing and their related trademark and copyright ownership information are: "The Addams Family" is developed under agreement with Monaco Entertainment Corporation; "Elvis, Elvis Presley, and King of Rock `n' Roll" are registered trademarks of Elvis Presley Enterprises, Inc.; "Jeopardy!"(R) is a registered trademark of Jeopardy Productions, Inc.; "Wheel of Fortune"(R) is a registered trademark of Califon Productions, Inc.; "Regis' Cash Club" is a game developed in conjunction with Philbin Enterprises; "$1,000,000 Pyramid "(TM) is a trademark of CPT Holdings, Inc.; "I Dream of Jeannie" (TM) is a trademark of CPT Holdings, Inc.,; "The Three Stooges"(R), the characters, names and all related indicia are trademarks of C3 Entertainment, Inc.; " The Honeymooners"(TM) is a trademark used under license; "Let's Make A Deal"(R) is a trademark of Let's Make a Deal, is registered in the US and is pending elsewhere, and is used under license; "Beverly Hillbillies" (TM) is a trademark of CBS Worldwide Inc.; "Lifestyles of the Rich and Famous"(TM) is a trademark of Rysher Entertainment, Inc.; "The Munsters" is a trademark of Universal Studios, licensed by Universal Studios Licensing, Inc.; "American Bandstand"(R) is a trademark of Dick Clark Productions, Inc.; "Wheel of Gold" and "Totem Pole" are federally registered trademarks of Anchor Gaming.

Condensed Consolidated Statements of Income

                                                            Three Months Ended
                                                      -------------------------------
                                                      December 30,         January 1,
                                                          2000               2000
-------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
   Product sales                                        $192,350           $109,760
   Gaming operations                                     109,381             96,757
                                                        --------           --------
   Total revenues                                        301,731            206,517
                                                        --------           --------

Costs and Expenses
   Cost of product sales                                 115,203             68,200
   Cost of gaming operations                              34,055             33,311
   Selling, general and administrative                    39,598             32,968
   Depreciation and amortization                           4,869              5,396
   Research and development                               14,086             13,388
   Provision for bad debts                                 5,752              1,839
   Impairment of assets and restructuring                   (500)             1,779
                                                        --------           --------
   Total costs and expenses                              213,063            156,881
                                                        --------           --------
Income from Operations                                    88,668             49,636
                                                        --------           --------

Other Income (Expense)
   Interest income                                        12,345             14,104
   Interest expense                                      (25,105)           (25,293)
   Gain (loss) on the sale of assets                         109                (10)
   Other                                                     477             27,819
                                                        --------           --------
   Other income (expense), net                           (12,174)            16,620
                                                        --------           --------
Income Before Income Taxes                                76,494             66,256
Provision for Income Taxes                                28,303             23,852
                                                        --------           --------
Net Income                                              $ 48,191           $ 42,404
                                                        ========           ========

Basic Earnings Per Share                                $   0.66           $   0.49
                                                        ========           ========

Diluted Earnings Per Share                              $   0.64           $   0.49
                                                        ========           ========

Weighted Average Common Shares Outstanding                72,761             86,401

Weighted Average Common and Potential Shares Outstand     75,596             87,180




The  accompanying  notes  are an  integral  part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                 December 30,   September 30,
                                                                    2000            2000
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
     Current assets
        Cash and cash equivalents                               $  219,302     $  244,907
        Investment securities, at market value                      23,666         21,473
        Accounts receivable, net of allowances for doubtful
           accounts of $16,217 and $13,831                         242,756        219,948
        Current maturities of long-term notes and contracts
           receivable, net of allowances                            67,496         76,320
        Inventories, net of allowances for obsolescence
           of  $30,729 and $24,304:
           Raw materials                                            98,656         98,081
           Work-in-process                                           5,085          4,593
           Finished goods                                           63,427         44,315
                                                                ----------     ----------
           Total inventories                                       167,168        146,989
                                                                ----------     ----------
        Investments to fund liabilities to jackpot winners          28,161         27,939
        Deferred income taxes                                       29,877         29,086
        Prepaid expenses and other                                  57,726         47,564
                                                                ----------     ----------
           Total Current Assets                                    836,152        814,226
                                                                ----------     ----------

        Long-term notes and contracts receivable,
           net of allowances and current maturities                 86,491         76,888
        Property, plant and equipment, at cost
        Land                                                        19,903         19,889
        Buildings                                                   75,990         75,891
        Gaming operations equipment                                 98,456         87,918
        Manufacturing machinery and equipment                      124,351        121,512
        Leasehold improvements                                       5,040          4,996
                                                                ----------     ----------
          Total                                                    323,740        310,206
        Less accumulated depreciation and amortization            (150,887)      (143,297)
                                                                ----------     ----------
          Property, plant and equipment, net                       172,853        166,909
                                                                ----------     ----------
     Investments to fund liabilities to jackpot winners            231,082        229,726
     Deferred income taxes                                          97,864         97,670
     Intangible assets, net                                        143,153        143,738
     Other assets                                                   92,558         94,559
                                                                ----------     ----------
           Total Assets                                         $1,660,153     $1,623,716
                                                                ==========     ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed  Consolidated  Balance Sheets

                                                              December 30,      September 30,
                                                                 2000               2000
----------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
     Current liabilities
        Current maturities of long-term notes payable        $         -       $     4,621
        Accounts payable                                          71,637            76,387
        Jackpot liabilities                                       69,456            55,942
        Accrued employee benefit plan liabilities                 12,705            31,425
        Accrued interest                                          10,875            31,369
        Other accrued liabilities                                 70,747            59,249
                                                             -----------       -----------
           Total Current Liabilities                             235,420           258,993
     Long-term notes payable, net of current maturities          991,790           991,507
     Long-term jackpot liabilities                               259,424           267,985
     Other liabilities                                             8,596             8,646
                                                             -----------       -----------
           Total Liabilities                                   1,495,230         1,527,131
                                                             -----------       -----------

     Commitments and contingencies                                     -                 -

     Stockholders' equity
        Common stock: $.000625 par value; 320,000,000
           shares authorized; 154,395,446 and 153,739,686
           shares issued                                              96                96
        Additional paid-in capital                               296,176           278,825
        Retained earnings                                      1,091,375         1,043,184
        Treasury stock: 81,170,767 shares, at cost            (1,215,707)       (1,215,707)
        Accumulated other comprehensive loss                      (7,017)           (9,813)
                                                             -----------       -----------
           Total Stockholders' Equity                            164,923            96,585
                                                             -----------       -----------
           Total Liabilities and Stockholders' Equity        $ 1,660,153       $ 1,623,716
                                                             ===========       ===========







The  accompanying   notes  are  an  integral  part  of  these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                         -----------------------------
                                                                          December 30,      January 1,
                                                                              2000            2000
------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
     Net income                                                             $ 48,191        $ 42,404
                                                                            --------        --------
     Adjustments to reconcile net income to net cash
        provided by  (used in) operating activities:
        Depreciation and amortization                                         13,573          14,583
        Amortization of discounts and deferred offering costs                    646             597
        Provision for bad debts                                                5,752           1,839
        Provision for inventory obsolescence                                   6,966           2,230
        Gain (loss) on the sale of assets                                       (109)             10
        Common stock awards                                                      132             320
        (Increase) decrease in assets:
          Receivables                                                        (24,041)         24,624
          Inventories                                                        (40,817)         (7,108)
          Prepaid expenses and other                                         (12,539)          4,641
          Other assets                                                        (2,048)           (665)
          Net accrued and deferred income taxes, net of tax
              benefit of employee stock plans                                 10,835          (4,851)
        Decrease in accounts payable and accrued liabilities                 (39,341)        (40,242)
        Impairment (recoveries) of assets and restructuring charges             (500)          1,779
        Earnings of unconsolidated affiliates (in excess of) less
          than distributions                                                   3,548          (6,012)
        Other                                                                      -            (343)
                                                                            --------        --------
                Total adjustments                                            (77,943)         (8,598)
                                                                            --------        --------
           Net cash provided by (used in) operating activities               (29,752)         33,806
                                                                            --------        --------




The  accompanying   notes  are  an  integral  part  of  these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                          ---------------------------
                                                                          December 30,     January 1,
                                                                              2000           2000
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
      Investment in property, plant and equipment                           (4,470)         (2,809)
      Proceeds from sale of property, plant and equipment                      238             594
      Purchase of investment securities                                          -            (440)
      Proceeds from sale of investment securities                              812               -
      Proceeds from investments to fund liabilities to
         jackpot winners                                                     5,594           5,604
      Purchase of investments to fund liabilities to jackpot
         winners                                                            (7,172)         (4,854)
      Cash advanced on loans receivable                                    (10,068)        (18,169)
      Cash received on loans receivable                                      6,006             661
      Proceeds from sale of other assets                                         -          41,667
      Investment in unconsolidated affiliates                                    -             (55)
                                                                          --------        --------
         Net cash provided by (used in) investing activities                (9,060)         22,199
                                                                          --------        --------
Cash Flows from Financing Activities
      Principal payments on debt                                            (4,549)         (2,572)
      Proceeds from long-term debt                                               -             637
      Payments on jackpot liabilities                                      (13,582)        (14,291)
      Collections from systems to fund jackpot liabilities                  20,799          22,622
      Proceeds from employee stock plans                                    11,069             945
      Purchases of treasury stock                                                -         (26,685)
                                                                          --------        --------
         Net cash provided by (used in) financing activities                13,737         (19,344)
                                                                          --------        --------
Effect of Exchange Rate Changes on Cash and Cash
      Equivalents                                                             (530)            175
                                                                          --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents                       (25,605)         36,836
Cash and Cash Equivalents at:
      Beginning of Period                                                  244,907         426,343
                                                                          --------        --------
      End of Period                                                       $219,302        $463,179
                                                                          ========        ========






The  accompanying   notes  are  an  integral  part  of  these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                     December 30,      September 30,
                                        2000                2000
  ------------------------------------------------------------------
  (Dollars in thousands)
  Current                             $16,018             $14,607
  Long-term                             4,500               3,426
                                      -------             -------
                                      $20,518             $18,033
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

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables at December 30, 2000 were as follows:

 Domestic Region
 ---------------
    Native American casinos                                       33%
    Nevada                                                        30%
    Atlantic City (distributor and other)                          6%
    Riverboats (greater Mississippi River area)                    4%
    Other US regions (individually less than 3%)                   5%
                                                                -----
       Total domestic                                             78%
                                                                -----

 International Region
 --------------------
    Europe                                                         7%
    Australia                                                      7%
    Latin America                                                  4%
    Other international (individually less than 3%)                4%
                                                                -----
       Total international                                        22%
                                                                -----

    Total                                                        100%
                                                                =====

Notes to Condensed Consolidated Financial Statements



3        Intangible Assets and Restructuring

Intangible assets consisted of the following:

                                           December 30,        September 30,
                                               2000                 2000
----------------------------------------------------------------------------
(Dollars in thousands)
Intellectual property                       $    1,650          $    1,650
Excess of cost over net assets acquired        149,087             148,631
                                            ----------          ----------
                                               150,737             150,281
Less accumulated amortization                   (7,584)             (6,543)
                                            ----------          ----------
                                            $  143,153          $  143,738
                                            ==========          ==========

Impairment of assets and restructuring costs
In late fiscal 1999, due to difficulties experienced in assimilating products and operational strategies, we determined it necessary to re-evaluate the recoverability of intangible assets related to IGT-Australia's March 1998 acquisition of the assets of Olympic Amusements Pty. Limited. We determined that the total unamortized balance of intangible assets was impaired and recorded a charge of $86.8 million. In an effort to return IGT-Australia to a profitable operation, we also developed a restructuring plan and recorded a total of $6.0 million in restructuring costs, composed of $4.0 million for inventory obsolescence and $2.0 million for asset and facility redundancy costs. During the first quarter of fiscal 2000, we recorded additional restructuring charges of $2.1 million related to employee terminations. No additional charges were recorded in fiscal 2001. As of December 30, 2000 the restructuring plan for IGT-Australia is substantially complete.

In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. Payments received for receivables previously considered fully impaired totaled $500,000 and $358,000 in the first quarter of fiscal 2001 and 2000.


4.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS:

                                                             Three Months Ended
                                                        ------------------------------
                                                        December 30,       January 1,
                                                            2000             2000
--------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Income before extraordinary item                          $  48,191         $ 42,404
                                                          =========         ========

Weighted average common shares outstanding                   72,761           86,401
Dilutive effect of stock options outstanding                  2,835              779
                                                          ---------         --------
Weighted average common and potential shares
    outstanding                                              75,596           87,180
                                                          =========         ========

Basic earnings per share                                  $    0.66         $   0.49
Diluted earnings per share                                $    0.64         $   0.49

Number of common shares excluded from diluted EPS
    because option exercise price was greater than
    average market price                                        148            1,293


Notes to Condensed Consolidated Financial Statements

5.       Income Taxes

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

6.       Comprehensive Income

Items  of  other  comprehensive   income  include  cumulative  foreign  currency
translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                                       Three Months Ended
                                                  ---------------------------
                                                  December 30,     January 1,
                                                     2000            2000
 ----------------------------------------------------------------------------
 (Dollars in thousand)
 Net income                                         $ 48,191       $42,404
 Net change in other comprehensive income              2,796        (1,182)
                                                    --------      --------
 Comprehensive income                               $ 50,987       $41,222
                                                    ========      ========


7.       Supplemental Statement of Cash Flows Information

Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. Transfers between inventory and fixed assets resulted in an increase to property, plant and equipment of $13.2 million during the current period and $4.9 million during the comparable prior year period.

The tax benefit of stock options and the employee stock purchase plan totaled $6.2 million for the three months ended December 30, 2000 and $148,000 during the year earlier period.

Payments of interest were $45.1 million for the first three months of fiscal 2001 and $44.6 million for the first three months of fiscal 2000. Payments for income taxes were $12.8 million and $25.9 million for the three months ended December 30, 2000 and January 1, 2000.

8.       Contingencies

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

Notes  to  Condensed  Consolidated  Financial Statements

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

Acres
In February 1999, the Spin for Cash Wide Area Progressive Joint Venture (Joint Venture), to which IGT and Anchor Gaming, Inc. (Anchor) are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). IGT is not a party to this action. The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

9.       Business Segments

IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, referred to below as "Product Sales", and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, referred to below as "Gaming Operations".

                                                       Three Months Ended
                                                --------------------------------
                                                December 30,          January 1,
                                                   2000                  2000
--------------------------------------------------------------------------------
(Dollars in thousand)
Revenues
   Product sales                                 $192,350           $109,760
   Gaming operations                              109,381             96,757
                                                 --------           --------
     Total                                       $301,731           $206,517
                                                 ========           ========
Operating Profit
   Product sales                                 $ 38,705           $ 15,884
   Gaming operations                               55,250             40,335
                                                 --------           --------
     Total                                         93,955             56,219
                                                 --------           --------

   Other non-allocated (income) expense,
      including interest                          (17,461)            10,037
                                                 --------           --------

Income Before Income Taxes                       $ 76,494           $ 66,256
                                                 ========           ========

There have been no material changes from our last annual report in the basis of measuring segment profit or in the amount of assets for any operating segment.

10.      Acquisitions

In December 2000, IGT entered into an Agreement and Plan of Merger with Silicon Gaming, Inc. (Silicon). Silicon, headquartered in Palo Alto, California, designs and manufactures a full line of innovative wagering products and holds an extensive library of game applications. Under the terms of the transaction, the total

Notes to Condensed Consolidated Financial Statements

consideration paid by IGT would be approximately $45.0 million adjusted by certain asset and liability balances as of the acquisition date. The business combination is expected to be completed in March 2001, conditioned upon regulatory approvals, Silicon shareholder approval and other customary closing conditions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 30, 2000 Compared to the Three Months Ended January 1, 2000 Net income for the current quarter totaled $48.2 million or $0.64 per diluted share compared to income before one-time items in the prior year quarter of $26.3 million or $0.30 per diluted share. The prior year net income of $42.4 million or $0.49 per diluted share included a legal settlement gain of $27.0 million ($17.3 million, net of tax) and restructuring charges of $1.8 million ($1.2 million, net of tax) primarily related to our Australian operations.

Revenues and Gross Profit Margins
Total revenues for the first quarter of fiscal 2001 grew to $301.7 million compared to $206.5 million in the first quarter of fiscal 2000, reflecting a 75% increase in product sales revenue and a 13% increase in game operations revenue. Both domestic and international revenues experienced marked improvements over the same quarter one year ago.

Worldwide, IGT shipped 30,000 gaming machines for product sales of $192.4 million during the current quarter versus 19,500 machines and $109.8 million in the same quarter last year. Domestic shipments increased 79% to 15,000 units for the current quarter from 8,400 units in the year earlier quarter. This increase is due to strong growth in the replacement sales, which grew domestically to 62% in the current period, up from 40% in the year earlier period, as well as the continued expansion in the Native American markets, especially California. Domestic product sales were driven mainly by the popularity of IGT's video reel offerings including Little Green Men(TM), Texas Tea(TM), and Double Diamond 2000(TM) which debuted at the October 1999 World Gaming Congress and Expo(R). Newer games, including Cleopatra(TM) and Neon Nights(TM) first introduced at the October 2000 show, have yet to impact sales revenue, but are becoming important contributors to our backlog. International shipments, comprising half of total units sold during the current quarter, increased 34% to 15,000 units compared to 11,200 units in the comparable prior year quarter. Unit sales in Australia increased 83% over the prior year quarter due to the successful introduction of new games pushing earnings and units to record levels. Barcrest's unit sales improved by 30% to 8,800 units, marking the success of new AWP games, including Revolution(TM), King Kebab(TM), and Big Brother(TM).

Revenue from gaming operations for the current quarter improved 13% to set a new quarterly record of $109.4 million compared to $96.8 million in the same quarter last year. The continued growth in gaming operations revenue reflects a positive customer response to IGT's newer MegaJackpots(TM) game themes including Wheel of Fortune(R), the The Addams Family (TM), video Jeopardy!(R) , and I Dream of Jeannie(TM). The continued popularity of the Wheel of Fortune(R) games boosted joint venture revenues, reported net of expenses for accounting purposes, by 50% to $32.3 million from $21.6 million in the comparable prior year period. The installed base of our MegaJackpots(TM) machines, including placement under joint ventures, increased 29% to 20,900 units at December 30, 2000 compared to 16,200 one year earlier. Of the current installed base, approximately 18,300 units are new platform, higher performing games, including 11,500 joint venture Wheel of Fortune(R) units. During the current quarter, 847 legacy units were discontinued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross profit on total revenues for the first quarter of fiscal 2001 increased 45% to $152.5 million compared to $105.0 million for the first quarter of fiscal 2000. This improvement was attributable to growth in profitability quarter over quarter for both product sales and gaming operations. The gross profit margin on product sales improved to 40% in the current quarter compared to 38% in the comparable prior year quarter attributable to a stronger mix of new video products and a higher percentage of domestic sales to overall product revenue. The gross profit performance in gaming operations improved to $75.3 million or 69% for the current quarter from $63.4 million or 66% in the year earlier period due primarily to increased profits from joint venture activities, which are reported net of expenses for accounting purposes.

Operating Expenses
Current quarter operating expenses totaled $63.8 million or 21% of total revenue compared to $55.4 million or 27% in the prior year quarter. The $6.6 million increase in selling, general and administrative expenses reflects increased incentives related to higher sales volumes. Research and development expenses increased to $14.1 million for the current quarter, primarily due to new game development costs. Bad debt expense increased $3.9 million over the prior year quarter primarily due to increased sales volumes.

Operating Income
Operating income grew 79% to $88.7 million or 29% of revenues for the quarter just ended compared to $49.6 million or 24% of revenues in the first quarter of fiscal 2000. This improvement was due to the increased gross profit margins in both product sales and gaming operations, partially offset by higher operating expenses, as discussed above.

Other Income and Expense
Other expense, net, for the current quarter, totaled $12.2 million compared to other income, net, of $16.6 million in the prior year quarter. The prior year period benefited from the $27.0 million legal settlement. Operation of our MegaJackpots(TM) systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Our consolidated tax rate increased to 37% from 36% in the year earlier quarter. We expect this tax rate to be in effect for the full fiscal year 2001.

Business Segments Operating Profit (See Note 9 of Notes to Condensed Consolidated Financial Statements)
IGT's operating profit by business segment reflects an appropriate allocation of selling, general and administrative expenses, research and development expenses, interest income, and interest expense.

Product sales operating profit for the quarter just ended grew to $38.7 million or 20% of related revenues compared to $15.9 million or 14% in the prior year quarter. This positive movement resulted from an increase in unit sales and an improved gross margin partially offset by higher incentive and bad dept expenses, both due to increased sales volumes. Operating profit for gaming operations in the first quarter of fiscal 2001 totaled $55.3 million, an increase of $14.9 million or 37% over the same quarter last year. This improvement resulted from the growth of the installed base of MegaJackpots(TM) units, the improvement in joint venture revenues reported net of expenses for accounting purposes, and excellent player acceptance of our new MegaJackpots(TM) games.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

Capital Resources
IGT's sources of capital include cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditure and operating capital requirements, scheduled debt payments, interest and income tax obligations, strategic investments, acquisitions, and share repurchases. Our sources of capital afford us the financial flexibility to target acquisition of businesses that offer opportunities to implement our operating strategies, increase our rates of return, and improve shareholder value.

Credit Facilities
Our domestic and foreign borrowing facilities totaled $266.1 million at December 30, 2000. The reserve for letters of credit totaled $2.8 million and the remaining $263.3 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At December 30, 2000, we were in compliance with all applicable covenants.

Summary of Cash Activities
In the first quarter of 2001, IGT's cash decreased $25.6 million due to net cash used in operating and investing activities partially offset by net cash provided by financing activities.

Our proprietary MegaJackpots(TM) systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities provided cash of $5.6 million in the first three months of fiscal 2001 and $9.1 million in comparable prior year period. Fluctuations in net cash flows from systems represent differences between the growth in liabilities for jackpots and the actual payments to the winners during the period, based on the timing of the jackpot cycles and the volume of play across all of our MegaJackpots(TM) systems.

Operating Activities: Cash used by operating activities in the first three months of fiscal 2001 totaled $29.8 million compared to cash provided in the prior year period of $33.8 million. The most significant fluctuations related to sales volumes and timing in receivables, inventories, prepaid expenses and accrued income taxes. The decrease in accrued liabilities is due to the timing of the interest payments on the $1.0 billion dollar Senior Notes.

Investing Activities: Use of cash from investing activities included purchases of property, plant, and equipment totaling $4.5 million in the current three month period compared to $2.8 million in the prior year period. Cash provided by investing activities in the prior period was primarily due to proceeds from the sale of the Miss Marquette riverboat held for sale as part of the Sodak acquisition.

Financing Activities: The primary sources of cash in financing activities in the current period were collections from systems and proceeds from employee stock plans. The primary use of cash in financing activities in the prior year period related to treasury stock purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stock Repurchase Plan
IGT's stock repurchase plan was originally authorized by our Board of Directors in October 1990. As of January 27, 2001, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. No additional shares have been repurchased during the period October 1, 2000 to January 27, 2001.

Recently Issued Accounting Standards
On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is in effect for the current quarter. The adoption of this statement during the current quarter has not had a material impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements and is effective for the fourth quarter of our fiscal year 2001. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

Euro Currency Conversions
On January 1, 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies and one common currency, the "euro". Conversion to the euro eliminated currency exchange rate risk between the member countries. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued and the former currencies will be withdrawn from circulation.

Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include: the need to adapt financial systems and business processes; changes required to equipment, such as coin validators and note acceptors, to accommodate euro-denominated transactions in our current products; and the impact of one common currency on pricing. We do not expect material system and equipment conversion costs related exclusively to the euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects that one common currency will have on pricing and the resulting impact, if any, on our financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Such forward-looking statements and IGT's operations, financial condition and results of operations involve known and unknown risks and uncertainties. Such risks and factors include, but are not limited to, the following:

o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets;
o    delays of scheduled openings of newly constructed or planned casinos;
o    the effect of changes in economic conditions;
o    a decline in public acceptance of gaming;
o    unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o    delays in approvals from regulatory agencies;
o    political  and  economic   instability  in  developing  markets  for  IGT's
     products;
o    a decline in the demand for replacement machines;
o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos;
o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors;
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments;
o    loss or retirement of our key executives or other key employees;
o    approval of pending  patent applications of parties  unrelated  to IGT that
     restrict our ability to compete effectively with products  that  are    the
     subject of such pending patents or infringement upon existing patents;
o the effect of regulatory and governmental actions, including regulatory or governmental actions challenging our compliance with applicable gaming regulations;
o    unfavorable   determinations  or  challenges  of   suitability   by  gaming
     regulatory authorities with respect to our officers, directors or key employees;
o the limitation, conditioning, suspension or revocation of any of our gaming licenses;
o    fluctuations in foreign exchange rates, tariffs and other barriers;
o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts;
o    the loss of sublessors of leased properties no longer used by IGT;
o    with  respect  to legal  actions  pending  against  IGT, the   discovery of
     facts not presently   known to  IGT  or determinations by judges, juries or
     other finders of fact which do not accord with IGT's evaluation of the possible liability or outcome of existing litigation.

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

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At December 30, 2000, we had net foreign currency exposure of $54.3 million hedged with $52.9 million in currency forward contracts. At September 30, 2000, we had net foreign currency exposure of $58.0 million, of which $63.5 million was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

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

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimate that a ten percent change in foreign exchange rates would impact reported operating results by less than $1.0 million in the current three month period and in the prior year comparable period. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities, both of which are used to fund liabilities to jackpot winners. We record gaming operations expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by less than $1.0 million in the current three month period and in the prior year comparable period. IGT currently does not manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by ten percent, we estimated the fair market value of these notes would have decreased approximately $38.0 million at December 30, 2000 and $40.1 million at September 30, 2000.

                           Part II - Other Information


Item 1.  Legal Proceedings

      (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

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

Date: February 12, 2001
                                    INTERNATIONAL GAME TECHNOLOGY



                                    By: /s/ G. Thomas Baker
                                        ---------------------------
                                         G. Thomas Baker
                                         President, Chief Executive
                                         Officer, Chief Operating Officer
                                         and Chief Financial Officer