Form 10-Q
period 2001-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2001-05-15
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending: March 31, 2001

                                       OR

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _____ to_____

                        Commission File Number 001-10684


                          INTERNATIONAL GAME TECHNOLOGY
               (Exact name of registrant as specified in charter)

       Nevada                                           88-0173041
State of Incorporation)                      (IRS Employer Identification No.)

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
Yes  X   No
     -       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at April 28, 2001
             Common Stock
   par value $.000625 per share                       73,986,618

                          International Game Technology
                                Table of Contents


                         Part I - Financial Information
                                                                            Page
Item 1.    Financial Statements:
           Condensed Consolidated Statements of Income -
              Three and Six Months Ended March 31, 2001 and April 1, 2000.....4

           Condensed Consolidated Balance Sheets -
              March 31, 2001 and September 30, 2000 ..........................5

           Condensed Consolidated Statements of Cash Flows -
              Six Months Ended March 31, 2001 and April 1, 2000...............7

           Notes to Condensed Consolidated Financial Statements...............9

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........22


                        Part II - Other Information

Item 1.    Legal Proceedings.................................................23

Item 2.    Changes in Securities.............................................23

Item 3.    Defaults Upon Senior Securities...................................23

Item 4.    Submission of Matters to a Vote of Security Holders...............23

Item 5.    Other Information.................................................23

Item 6.    Exhibits and Reports on Form 8-K..................................24

Signature....................................................................25

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

The following are trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries:
After Shock, All for One, Big Brother, Diamond Cinema, Dollars Deluxe, Double Diamond 2000, Dynamite, EZ Pay, EZ Play, Fabulous 50's, Five Play Draw Poker, Game King, High Rollers, IGT Gaming System, IGS, iGame, iGame Plus, Integrated Voucher System, IVS, King Kebab, Little Green Men, Megabucks, MegaJackpots, Monedin Joker, Multi-Denomination, Multi-Hand Poker, Neon Nights, Nickelmania, Nickels, Nickels Deluxe, Party Time, Pokermania, Popper King, Psycho Cash Beast Club, Quartermania, Quarters Deluxe, S2000, Revolution, S-Plus, Security Accounting Management System, SAMS, Slotopoly, Super Nickelmania, Super Vision, Texas Tea, Triple Play Draw Poker, Triple Play Poker, and Vision Series.

IGT designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this filing and their related trademark and copyright ownership information are: "The Addams Family"(TM) is developed under agreement with Monaco Entertainment Corporation; "Elvis, Elvis Presley, and King of Rock `n' Roll" are registered trademarks of Elvis Presley Enterprises, Inc.; "Jeopardy!"(R) is a registered trademark of Jeopardy Productions, Inc.; "Wheel of Fortune"(R) is a registered trademark of Califon Productions, Inc.; "Regis' Cash Club" is a game developed in conjunction with Philbin Enterprises; "$1,000,000 Pyramid "(TM) is a trademark of CPT Holdings, Inc.; "I Dream of Jeannie" (TM) is a trademark of CPT Holdings, Inc.,; "The Three Stooges"(R), the characters, names and all related indicia are trademarks of C3 Entertainment, Inc.; " The Honeymooners"(TM) is a trademark used under license; "Let's Make A Deal"(R) is a trademark of Let's Make a Deal, is registered in the US and is pending elsewhere, and is used under license; "Beverly Hillbillies" (TM) is a trademark of CBS Worldwide Inc.; "Lifestyles of the Rich and Famous"(TM) is a trademark of Rysher Entertainment, Inc.; "The Munsters" is a trademark of Universal Studios, licensed by Universal Studios Licensing, Inc.; "American Bandstand"(R) is a trademark of Dick Clark Productions, Inc.; "Wheel of Gold" and "Totem Pole" are federally registered trademarks of Anchor Gaming.

Condensed Consolidated Statements of Income


                                                                   Three Months Ended      Six Months Ended
                                                                 ---------------------   --------------------
                                                                 March 31,   April 1,    March 31,   April 1,
                                                                   2001       2000        2001         2000
-------------------------------------------------------------------------------------------------------------

(Amounts in thousands, except per share amounts)
Revenues
    Product sales                                                $221,158    $118,656   $413,508     $228,416
    Gaming operations                                             125,750      99,397    235,131      196,154
                                                                 --------    --------   --------     --------
    Total revenues                                                346,908     218,053    648,639      424,570
                                                                 --------    --------   --------     --------
Costs and Expenses
    Cost of product sales                                         134,700      75,283    249,903      143,483
    Cost of gaming operations                                      41,304      32,861     75,360       66,173
    Selling, general and administrative                            47,247      35,740     86,845       68,709
    Depreciation and amortization                                   4,676       5,252      9,545       10,648
    Research and development                                       15,478      13,318     29,564       26,707
    Provision for bad debts                                         4,553       1,436     10,305        3,275
    Impairment of assets and restructuring                           (600)          -     (1,100)       1,779
                                                                 --------    --------   ---------    --------
    Total costs and expenses                                      247,358     163,890    460,422      320,774
                                                                 --------    --------   --------     --------
Income from Operations                                             99,550      54,163    188,217      103,796
                                                                 --------    --------   --------     --------

Other Income (Expense)
    Interest income                                                12,072      13,001     24,417       27,105
    Interest expense                                              (25,379)    (25,621)   (50,484)     (50,914)
    Gain (loss) on the sale of assets                                 356        (762)       465         (771)
    Other                                                          (1,590)     (2,094)    (1,113)      25,725
                                                                 --------    --------   --------     --------
    Other income (expense), net                                   (14,541)    (15,476)   (26,715)       1,145
                                                                 --------    --------   --------     --------

Income Before Income Taxes                                         85,009      38,687    161,502      104,941
Provision for Income Taxes                                         31,453      13,927     59,755       37,779
                                                                 --------    --------   --------     --------
Net Income                                                       $ 53,556    $ 24,760   $101,747     $ 67,162
                                                                 ========    ========   ========     ========

Basic Earnings Per Share                                         $   0.73    $   0.33   $   1.39     $   0.83
                                                                 ========    ========   ========     ========
Diluted Earnings Per Share                                       $   0.70    $   0.33   $   1.34     $   0.82
                                                                 ========    ========   ========     ========

Weighted Average Common Shares Outstanding                         73,512      75,247     73,136       80,824

Weighted Average Common and Potential
    Shares Outstanding                                             76,414      76,048     76,009       81,614





         The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                       March 31,   September 30,
                                                                         2001           2000
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
  Current assets
     Cash and cash equivalents                                        $  214,773     $  244,907
     Investment securities at market value                                13,357         21,473
     Accounts receivable, net of allowances for doubtful
       accounts of $17,868 and $13,831                                   248,152        219,948
     Current maturities of long-term notes and contracts
       receivable, net of  allowances                                     91,608         76,320
     Inventories, net of allowances for obsolescence of
       $29,100 and $24,304:
       Raw materials                                                     105,715         98,081
       Work-in-process                                                     4,117          4,593
       Finished goods                                                     76,404         44,315
                                                                      ----------     ----------
       Total inventories                                                 186,236        146,989
                                                                      ----------     ----------
     Investments to fund liabilities to jackpot winners                   28,481         27,939
     Deferred income taxes                                                32,969         29,086
     Prepaid expenses and other                                           59,862         47,564
                                                                      ----------     ----------
       Total Current Assets                                              875,438        814,226
                                                                      ----------     ----------
  Long-term notes and contracts receivable, net of
     allowances and current maturities                                    94,763         76,888
                                                                      ----------     ----------
  Property, plant and equipment, at cost
     Land                                                                 19,869         19,889
     Buildings                                                            75,940         75,891
     Gaming operations equipment                                         106,376         87,918
     Manufacturing machinery and equipment                               125,625        121,512
     Leasehold improvements                                                4,871          4,996
                                                                      ----------     ----------
       Total                                                             332,681        310,206
     Less accumulated depreciation and amortization                     (153,143)      (143,297)
                                                                      ----------     ----------
       Property, plant and equipment, net                                179,538        166,909
                                                                      ----------     ----------
  Investments to fund liabilities to jackpot winners                     231,471        229,726
  Deferred income taxes                                                  124,595         97,670
  Intangible assets                                                      174,026        143,738
  Other assets                                                           111,734         94,559
                                                                      ----------     ----------
     Total Assets                                                     $1,791,565     $1,623,716
                                                                      ==========     ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                      March 31,       September 30,
                                                                        2001              2000
---------------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
   Current liabilities
       Current maturities of long-term notes payable                $     4,618        $     4,621
       Accounts payable                                                  71,339             76,387
       Jackpot liabilities                                               75,118             55,942
       Accrued employee benefit plan liabilities                         22,541             31,425
       Accrued interest                                                  31,257             31,369
       Other accrued liabilities                                         86,268             59,249
                                                                    -----------        -----------
          Total Current Liabilities                                     291,141            258,993
   Long-term notes payable and capital lease obligations,
      net of current maturities                                         992,078            991,507
   Long-term jackpot liabilities                                        256,558            267,985
   Other liabilities                                                     18,143              8,646
                                                                    -----------        -----------
          Total Liabilities                                           1,557,920          1,527,131
                                                                    -----------        -----------

   Commitments and contingencies                                              -                  -

   Stockholders' equity
     Common stock, $.000625  par value; 320,000,000 shares
        authorized; 154,932,744 and 153,739,686 shares issued                97                 96
     Additional paid-in capital                                         312,785            278,825
     Retained earnings                                                1,144,927          1,043,184
     Treasury stock; 81,175,767 and 81,170,767 shares, at cost       (1,215,707)        (1,215,707)
     Accumulated other comprehensive loss                                (8,457)            (9,813)
                                                                    -----------        -----------
          Total Stockholders' Equity                                    233,645             96,585
                                                                    -----------        -----------
          Total Liabilities and Stockholders' Equity                $ 1,791,565        $ 1,623,716
                                                                    ===========        ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                          Six Months Ended
                                                                        March 31,   April 1,
                                                                           2001       2000
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                              $ 101,747    $ 67,162
                                                                        ---------    --------
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                          27,674      29,216
    Amortization of discounts and deferred offering costs                   1,304       1,205
    Provision for bad debts                                                10,305       3,275
    Provision for inventory obsolescence                                   12,464       9,247
    Gain (loss) on investment securities and fixed assets                    (465)        771
    Common stock awards                                                     1,140         639
    (Increase) decrease in assets:
       Receivables                                                        (46,417)     45,127
       Inventories                                                        (79,776)    (21,190)
       Prepaid expenses and other                                         (12,630)    (17,118)
       Other assets                                                       (16,261)     (7,111)
       Net accrued and deferred income taxes, net of tax
          benefit of employee stock plans                                   3,826       1,114
    Decrease in accounts payable and accrued liabilities                   (2,165)    (15,425)
    Impairment of assets and restructuring charges (recoveries)            (1,100)      1,779
    Earnings of unconsolidated affiliates (in excess of) less than
       distributions                                                          735     (10,587)
    Other                                                                      (4)       (112)
                                                                        ---------    --------
       Total adjustments                                                 (101,370)     20,830
                                                                        ---------    --------
       Net cash provided by operating activities                              377      87,992
                                                                        ---------    --------
Cash Flows from Investing Activities
    Investment in property, plant and equipment                           (12,243)     (5,736)
    Proceeds from sale of property, plant and equipment                       729         671
    Purchase of investment securities                                           -      (9,500)
    Proceeds from sale of investment securities                            12,379           -
    Proceeds from investments to fund liabilities to jackpot
       winners                                                             12,849      12,337
    Purchase of investments to fund liabilities to jackpot
       winners                                                            (15,129)    (11,962)
    Cash advanced on loans receivable                                     (23,541)    (18,769)
    Cash received on loans receivable                                       8,668       1,903
    Proceeds from sale of other assets                                          -      41,914
    Investment in unconsolidated affiliates                                   (80)        (55)
    Acquisition of businesses                                             (31,177)          -
                                                                        ---------    --------
       Net cash provided by (used in) investing activities                (47,545)     10,803
                                                                        ---------    --------




         The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows


                                                                   Six Months Ended
                                                               March 31,        April 1,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
    Principal payments on debt                                   (17,987)         (3,812)
    Proceeds from long-term debt                                   4,335           2,442
    Payments on jackpot liabilities                              (35,341)        (61,526)
    Collections from systems to fund jackpot liabilities          43,499          43,906
    Proceeds from employee stock plans                            19,495           4,562
    Purchases of treasury stock                                        -        (318,460)
                                                                --------       ---------

       Net cash provided by (used in) financing activities        14,001        (332,888)
                                                                --------       ---------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                               3,033             858
                                                                --------       ---------
Net Decrease in Cash and Cash Equivalents                        (30,134)       (233,235)
Cash and Cash Equivalents at:
    Beginning of Period                                          244,907         426,343
                                                                --------       ---------
    End of Period                                               $214,773       $ 193,108
                                                                ========       =========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                    March 31,    September 30,
                                       2001          2000
--------------------------------------------------------------
(Dollars in thousands)
Current                              $17,084        $14,607
Long-term                              4,590          3,426
                                     -------        -------
                                     $21,674        $18,033
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

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables at March 31, 2001 were as follows:


       Domestic Region
          Native American casinos                                      45%
          Nevada                                                       24%
          Atlantic City (distributor and other)                         6%
          Riverboats (greater Mississippi River area)                   3%
          Other US regions (individually less than 3%)                  6%
                                                                      ---
             Total domestic                                            84%
                                                                      ---

       International Region
          Europe                                                        6%
          Latin America                                                 5%
          Australia                                                     4%
          Other international (individually less than 3%)               1%
                                                                      ---
             Total international                                       16%
                                                                      ---

          Total                                                       100%
                                                                      ===

Notes to Condensed Consolidated Financial Statements


3        Intangible Assets

Intangible assets consist of the following:

                                               March 31,  September 30,
                                                 2001         2000
-----------------------------------------------------------------------
(Dollars in thousands)
Intellectual property                          $ 35,312     $  1,650
Excess of cost over net assets acquired         147,163      148,631
                                               --------     --------
                                                182,475      150,281
Less accumulated amortization                    (8,449)      (6,543)
                                               --------     --------
                                               $174,026     $143,738
                                               ========     ========


Impairment of Assets and Restructuring Costs

In late fiscal 1999, due to difficulties experienced in assimilating products and operational strategies, we determined it necessary to re-evaluate the recoverability of intangible assets related to IGT-Australia's March 1998 acquisition of the assets of Olympic Amusements Pty. Limited. We determined that the total unamortized balance of intangible assets was impaired and recorded a charge of $86.8 million. In an effort to return IGT-Australia to a profitable operation, we also developed a restructuring plan and recorded a total of $6.0 million in restructuring costs, composed of $4.0 million for inventory obsolescence and $2.0 million for asset and facility redundancy costs. During fiscal 2000, we recorded additional restructuring charges of $1.9 million related to employee terminations. No additional charges were recorded in fiscal 2001. As of December 30, 2000 the restructuring plan for IGT-Australia was substantially complete.

In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. Payments collected for receivables previously considered fully impaired totaled $1.1 million in the first half of fiscal 2001 and $1.9 million during all of fiscal 2000.

4.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share ("EPS") to diluted EPS:

                                                       Three Months Ended       Six Months Ended
                                                     ---------------------    ----------------------
                                                      March 31,   April 1,    March 31,     April 1,
                                                       2001        2000         2001          2000
----------------------------------------------------------------------------------------------------
(Amounts in thousand, except per share amounts)
Net income                                            $53,556    $24,760      $101,747     $67,162
                                                      =======    =======      ========     =======

Weighted average common shares outstanding             73,512     75,247        73,136      80,824
Dilutive effect of stock options outstanding            2,902        801         2,873         790
                                                      -------    -------       ---------    ------
Weighted average common and potential
   shares outstanding                                  76,414     76,048        76,009      81,614
                                                      =======    =======      ========     =======

Basic earnings per share                              $  0.73    $  0.33      $   1.39     $  0.83
Diluted earnings per share                            $  0.70    $  0.33      $   1.34     $  0.82

Number of common shares excluded from
   diluted EPS because option exercise price
   was greater than average market price                   35        862            92       1,278


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

6.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:


                                                Three Months Ended         Six Months Ended
                                               --------------------     ---------------------
                                               March 31,   April 1,     March 31,    April 1,
                                                 2001        2000          2001        2000
---------------------------------------------------------------------------------------------
(Dollars in thousands)
 Net income                                     $53,556     $24,760      $101,747     $67,162
 Net change in other comprehensive income        (1,440)     (1,304)        1,356      (2,486)
                                                -------     -------      --------     -------
  Comprehensive income                          $52,116     $23,456      $103,103     $64,676
                                                =======     =======      ========     =======


7.       Supplemental Cash Flows Information

Certain noncash investing and financing activities are not reflected in the consolidated statements of cash flows.

We manufacture gaming machines which are used on our proprietary systems and are leased to customers under operating leases. Transfers between inventory and fixed assets resulted in an increase to property, plant and equipment of $24.4 million during the current period and $5.0 million during the comparable prior year period.

The tax benefit of stock options and the employee stock purchase plan totaled $13.3 million for the six months ended March 31, 2001 and $400,000 during the year earlier period.

Payments of interest were $49.6 million for the first six months of fiscal 2001 and $49.2 million for the first six months of fiscal 2000. Payments for income taxes were $57.8 million for the six months ended March 31, 2001 and $59.0 million for the same period last year.

During fiscal 2000, notes receivable increased by $3.9 million as the result of converting our investment in Access Systems Pty., Ltd. from an equity to a debt instrument.

8.       Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video

Notes to Condensed Consolidated Financial Statements

poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. At this time, motions concerning class certification are pending before the Court.

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

9.       Business Segments

IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, referred to as "product sales," and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, referred to as "gaming operations".

                                 Three Months Ended        Six Months Ended
                                 -------------------     --------------------
                                 March 31,  April 1,     March 31,    April 1,
                                   2001       2000         2001         2000
-----------------------------------------------------------------------------
(Dollars in thousands)
Revenues
   Product sales                 $221,158   $118,656     $413,508    $228,416
   Gaming operations              125,750     99,397      235,131     196,154
                                 --------   --------     --------    --------
        Total                    $346,908   $218,053     $648,639    $424,570
                                 ========   ========     ========    ========

Operating Profit
   Product sales                 $ 42,268   $ 14,316     $ 80,973    $ 30,200
   Gaming operations               62,323     42,923      117,573      83,258
                                 --------   --------     --------    --------
        Total                     104,591     57,239      198,546     113,458

   Other non-allocated expense    (19,582)   (18,552)     (37,044)     (8,517)
                                 --------    -------      -------     -------

Income Before Income Taxes       $ 85,009   $ 38,687     $161,502    $104,941
                                 ========   ========     ========    ========


There have been no material changes in the basis of measuring segment profit or in the amount of identifiable assets for any operating segment since our last annual report.

Notes to Condensed Consolidated Financial Statements

10.      Acquisitions

In March 2001, we completed the purchase of Silicon Gaming, Inc. (Silicon). Silicon, previously headquartered in Palo Alto, California, designs and manufactures a full line of innovative wagering products and holds an extensive library of game applications. Simultaneous to our purchase, Silicon sold all but 4.9% of its shares in its subsidiary, WagerWorks, Inc. The purchase method of accounting for business combinations was applied to this acquisition. The purchase price of $34.0 million was allocated to cash of $2.8 million and net assets of $31.2 million based on the estimated fair values of tangible and intangible assets and liabilities at the date of acquisition. There was no excess of the purchase price over the net assets acquired. The acquisition was funded with cash on hand. Subsequent to the acquisition, we paid off Silicon's long term debt of $13.4 million. Results of Silicon subsequent to the closing of the acquisition are included in the results of operations.

11.      Derivatives and Hedging Activities

IGT adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

During the six months ended March 31, 2001, IGT entered into forward exchange contracts to hedge our net exposure, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. These forward exchange contracts were not designated as hedging instruments under SFAS 133, and gains and losses were recognized in current earnings.

The adoption of SFAS 133 did not have a material impact on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended April 1,
2000

Net income for the current quarter grew to a new quarterly record of $53.6 million or $0.70 per diluted share compared to income before one-time items in the prior year quarter of $25.7 million or $0.34 per diluted share. The prior year net income of $24.8 million or $0.33 per diluted share included a loss of $1.4 million ($900,000, net of tax) on the sale of the gaming systems business unit previously purchased as a part of the acquisition of Olympic Amusements Pty. Limited in March 1998.

Revenues and Gross Profit Margins

Total revenues for the second quarter of fiscal 2001 grew to a new quarterly record of $346.9 million compared to $218.1 million in the second quarter of fiscal 2000, reflecting an 86% increase in product sales revenue and a 27% increase in game operations revenue. Domestic revenues experienced significant improvement, increasing by 78% over the same quarter one year ago.

Worldwide, IGT shipped 30,400 gaming machines for product sales of $221.2 million during the current quarter versus 22,700 machines and $118.7 million in the same quarter last year. Domestic shipments increased 117% to 16,500 units for the current quarter from 7,600 units in the year earlier quarter. This increase is due to strong replacement demand and continued growth in the Native American markets, especially California. Sales to Native American markets increased to 7,700 units in the current quarter compared to 1,700 units in the year earlier quarter. The current quarter included 5,700 machines shipped to various Native American venues in California. Replacement demand is driven by an aging installed base of gaming machines, the popularity of IGT's new video reel game offerings, and the appeal of the new ticket-in/ticket-out voucher technology, which offers an alternative payout and vouchering solution to casino operators.

International shipments during the current quarter totaled 13,800 or 45% of total units compared to 15,100 units in the comparable prior year quarter. IGT-Australia continued its recent improved performance shipping 2,100 machines in the current quarter, an increase of 110% over the year earlier quarter. Barcrest sold 9,500 units during the second quarter of fiscal 2001 compared to 11,900 in the same quarter last year. The prior year second quarter was a record for Barcrest with over 3,300 units sold into the Spanish market.

Revenues from gaming operations for the second quarter improved 27% to set a quarterly record of $125.8 million compared to $99.4 million in the same quarter last year. Joint venture revenues, reported net of expenses for accounting purposes, grew 38% to $35.3 million from $25.5 million in the comparable prior year quarter. The continued growth in gaming operations revenue reflects excellent player acceptance of IGT's new MegaJackpots(TM) game themes, including the The Addams Family (TM) and video Jeopardy!(R). Another major factor in this growth is the continued rollout of many of our new, as well as legacy, MegaJackpots(TM) game themes into the expanding California market. The California installed base of MegaJackpots(TM) machines doubled to nearly 1,200 units during the current quarter. Our joint venture activities contributed significantly to the growth in gaming operations revenue, with approximately 13,000 Wheel of Fortune(R) and I Dream of Jeannie(TM) Wheel games installed at the end of the current quarter. The installed base of our MegaJackpots(TM) machines, including placement under joint ventures, totaled 22,600 units at the end of the current quarter compared to 16,800 at the end of the prior year quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross profit on total revenues for the second quarter of fiscal 2001 increased 55% to $170.9 million compared to $109.9 million for the second quarter of fiscal 2000. This positive movement was attributable to growth in profitability quarter-over-quarter for both product sales and gaming operations. The gross profit margin on product sales improved to 39% of related revenue in the current quarter compared to 37% in the comparable prior year quarter. This margin improvement is attributable to the increased sales volumes, higher average pricing related to a stronger mix of new video and voucher products, and a higher proportion of domestic sales in the total product sales mix. The gross profit on gaming operations increased 27% to $84.4 million for the current quarter from $66.5 million in the comparable prior year quarter. Excluding joint ventures, gross profit on gaming operations grew to $49.1 million or 54% of related revenue for the current quarter from $41.0 million or 56% in the year earlier quarter. Gaming operations margin percentages were negatively impacted in the current quarter by lower interest rates which increased the cost of funding jackpots.

Operating Expenses

Current quarter operating expenses totaled $71.4 million or 21% of total revenue compared to $55.7 million or 26% in the prior year quarter. Selling, general and administrative expenses increased $11.5 million due to additional legal and compliance costs, as well as variable commission and incentive costs related to higher sales volumes. Depreciation and amortization expense, not included in cost of sales, decreased $576,000 due to fully depreciated assets still in use. Research and development expenses increased $2.2 million to $15.5 million for the current quarter, primarily due to new game development costs. Bad debt expense increased $3.1 million over the prior year quarter as a result of increased sales volumes.

Operating Income

Operating income grew 84% to $99.6 million or 29% of revenues for the quarter just ended compared to $54.2 million or 25% of revenues in the second quarter of fiscal 2000. This improvement was due to markedly higher volumes and improved operating efficiencies, partially offset by higher operating expenses, as discussed above.

Other Income and Expense

Other income and expense for the current quarter resulted in net expense of $14.5 million compared to $15.5 million in the prior year quarter. Operation of our MegaJackpots(TM) systems games results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Our consolidated tax rate increased to 37% from 36% in the year earlier quarter. We expect this tax rate to be in effect for the full fiscal year 2001.

Business Segments Operating Profit(See Note 9 of Notes to Condensed Consolidated Financial Statements)

IGT's operating profit by business segment reflects an appropriate allocation of operating expenses, interest income, and interest expense.

Product sales operating profit for the quarter just ended improved to $42.3 million or 19% of related revenues compared to $14.3 million or 12% in the prior year quarter, predominantly as the result of increased sales volumes, partially offset by higher operating expenses as discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the second quarter of fiscal 2001, operating profit on gaming operations totaled $62.3 million, an increase of $19.4 million or 45% over the same quarter last year. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpots(TM) games, partially offset by lower interest rates which increased the cost of funding jackpots.

Six Months Ended March 31, 2001 Compared to the Six Months Ended April 1, 2000

Net income for the first half of fiscal 2001 grew to $101.7 million or a record $1.34 per diluted share compared to income before one-time items in the prior year period of $52.0 million or $0.64 per diluted share. Several one-time items affected the prior year results. In the second quarter of fiscal 2000, we recognized a loss of $1.4 million ($900,000, net of tax) on the sale of the gaming systems business unit previously purchased as a part of the acquisition of Olympic Amusements Pty. Limited in March 1998. Net income for the first six months of fiscal 2000 benefited from receipt of a legal settlement of $27.0 million ($17.3 million net of tax), partially offset by restructuring charges of $1.8 million ($1.2 million, net of tax) related to our Australian operations. Including these one-time items, net income was $67.2 million or $0.82 per diluted share for the first half of fiscal 2000.

Revenues and Gross Profit Margins

Total revenues for the first six months of fiscal 2001 grew 53% to $648.6 million compared to $424.6 million in the first six months of fiscal 2000, reflecting a 81% increase in product sales revenue and a 20% increase in gaming operations revenue. Both domestic and international revenues experienced marked improvements over the same period one year ago. International revenues improved 15% and domestic revenues increased by 65%.

Worldwide, IGT shipped 60,400 gaming machines for record product sales of $413.5 million during the current six months versus 42,300 machines and $228.4 million in the comparable prior year period. Domestic shipments increased 97% to 31,500 units for the first half of fiscal 2001 from 16,000 units in the same period last year. This increase is due to strong growth in replacement sales, as well as the continued expansion in the Native American markets, particularly California. Sales to Native American markets grew to 12,000 units during the six months just ended from 2,500 machines in the year earlier period. The current period included 9,100 machines shipped to the California Native American market. Replacement demand is driven by an aging installed base of gaming machines, the popularity of IGT's new video reel game offerings, and the appeal of the new ticket-in/ticket-out voucher technology, which offers an alternative payout and vouchering solution to casino operators. At the end of the current period, over 15,000 EZ-Play(TM) machines were operating on voucher systems.

International shipments, comprising 48% of total units sold during the current six months, increased to 28,900 units from 26,300 units in the comparable prior year period. This increase was primarily related to Australia's improved performance, shipping 5,400 units in the current six month period compared to 2,766 units in the first six months of fiscal 2000.

Revenue from gaming operations for the first six months of fiscal 2001 grew 20% to $235.1 million compared to $196.2 million in the same prior year period. The excellent player acceptance of IGT's exclusive new MegaJackpots(TM) game themes The Addams Family (TM) and video Jeopardy!(R) contributed significantly to this growth. Another major factor in gaming operations growth is the continued rollout of many of our MegaJackpots(TM) games into the expanding California market. At the end of this current period, the installed base of Megajackpots(TM) machines in the California market was nearly 1,200 units. Our joint venture activities contributed significantly to the growth in gaming operations revenue, with approximately 13,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Wheel of Fortune(R) and I Dream of Jeannie(TM) Wheel games installed at the end of the current period. Joint venture revenues, reported net of expenses for accounting purposes, grew 44% to $67.6 million in the first half of fiscal 2001 from $47.1 million in the comparable prior year period. The installed base of our MegaJackpots(TM) machines, including placement under joint ventures, totaled 22,600 units at the end of the current period versus 16,800 one year earlier.

Gross profit on total revenues for the first six months of fiscal 2001 increased 50% to $323.4 million compared to $214.9 million for the first six months of fiscal 2000. This improvement was attributable to growth in profitability year-over-year for both product sales and gaming operations. The gross profit margin on product sales improved to 40% of related revenue in the current six month period compared to 37% in the comparable prior year period. This margin improvement is due to increased sales volumes, higher average pricing related to a stronger mix of new video and voucher products, and a higher proportion of domestic sales in the total product sales mix. The gross profit on gaming operations increased 23% to $159.8 million for the current six month period from $130.0 million in the comparable prior year period. Excluding joint ventures, gross profit on gaming operations grew to $92.1 million or 55% of related revenue for the six months ended March 31, 2001 from $82.9 million or 56% in the year earlier period. Lower interest rates, which increased the cost of funding jackpots, negatively impacted these margins in the current six month period.


Operating Expenses

Current year-to-date operating expenses totaled $135.2 million or 21% of total revenue compared to $111.1 million or 26% in the comparable prior year period. Selling, general and administrative expenses increased $18.1 million due to additional legal and compliance costs, as well as variable commission and incentive costs related to higher sales volumes. Depreciation and amortization expense, not included in cost of sales, decreased $1.1 million due to fully depreciated assets still in use. Research and development expenses increased $2.9 million to $29.6 million for the current six months, primarily due to new game development costs. Bad debt expense increased $7.0 million over the prior year period as the result of increased sales volumes, as well as specific reserves recorded related to Latin American receivables.

Operating Income

For the six months just ended, operating income grew 81% to $188.2 million or 29% of revenues compared to $103.8 million or 24% of revenues in the first six months of fiscal 2000. This improvement was due to markedly higher volumes and improved operating efficiencies, partially offset by higher operating expenses, as discussed above.

Other Income and Expense

Other income and expense, net, for the current six month period resulted in expense of $26.7 million compared to income of $1.1 million in the same period last year. The prior year period benefited from a $27.0 million legal settlement. Operation of our MegaJackpots(TM) systems games results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Our consolidated tax rate increased to 37% from 36% in the year earlier period. We expect this tax rate to be in effect for the full fiscal year 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Segments Operating Profit(See Note 9 of Notes to Condensed Consolidated Financial Statements)

IGT's operating profit by business segment reflects an appropriate allocation of operating expenses, interest income, and interest expense.

Product sales operating profit for the six months just ended grew to $81.0 million or 20% of related revenues compared to $30.2 million or 13% in the prior year period. This improvement is primarily due to an increase in sales volumes, partially offset by higher operating expenses as discussed above.

Operating profit for gaming operations in the first six months of fiscal 2001 totaled $117.6 million, an increase of $34.3 million or 41% over the same period last year. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpots(TM) games, partially offset by lower interest rates which increase the cost of funding jackpots.

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

Credit Facilities

Our domestic and foreign borrowing facilities totaled $264.4 million at March 31, 2001. Of this amount, $4.0 million was drawn, $2.8 million was reserved for letters of credit, and the remaining $257.6 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At March 31, 2001, we were in compliance with all applicable covenants.

Summary of Cash Activities

In the first six months of fiscal 2001, IGT's cash decreased $30.1 million due to net cash used in investing activities, partially offset by net cash provided by operating and financing activities. The primary uses of cash consisted of $31.2 million for the acquisition of Silicon Gaming, Inc. (Silicon) in March 2001 and $12.2 million invested in property, plant and equipment.

Our proprietary MegaJackpots(TM) progressive systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund jackpot liabilities. Cash is used to make payments to jackpot winners or to purchase investments to fund liabilities to jackpot winners. These activities provided cash of $5.9 million in the first six months of fiscal 2001 and used cash of $17.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

million in the comparable prior year period. Fluctuations in net cash flows from systems represent differences between the growth in liabilities for jackpots and the actual payments to the winners during the period, based on the timing of the jackpot cycles and the volume of play across all of our MegaJackpots(TM) progressive systems.

Operating Activities: Cash provided by operating activities in the first six months of fiscal 2001 totaled $377,000 compared to the prior year period of $88.0 million. The most significant fluctuations related to sales volumes and timing in receivables, inventories, prepaid expenses, accounts payable and accrued liabilities, and accrued income taxes. The fluctuation in the earning of unconsolidated affiliates is due to the timing of cash distributions.

Investing Activities: The primary use of investing cash for the current period related to the acquisition of Silicon. See Note 10 of Notes to Condensed Consolidated Financial Statements. Use of cash from investing activities also included purchases of property, plant, and equipment totaling $12.2 million in the current six month period compared to $5.7 million in the prior year period. This fluctuation is primarily due to asset additions as a result of increased operations. Investing cash provided in the prior period was primarily due to proceeds from the sale of the Miss Marquette riverboat held for sale as part of the Sodak acquisition.

Financing Activities: The primary sources of cash in financing activities in the current period were collections from systems and proceeds from employee stock plans. The primary use of cash in financing activities in the prior year period related to stock repurchases.

Stock Repurchase Plan

Our Board of Directors originally authorized IGT's stock repurchase plan in October 1990. As of April 28, 2001, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. No significant additional shares have been repurchased during the first seven months of fiscal 2001.

Recently Issued Accounting Standards

On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. IGT adopted SFAS 133 on October 1, 2000 and it has not had a material impact on our financial condition or results of operations. See Note 11 of Notes to Consolidated Financial Statements.

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

Such forward-looking statements and IGT's operations, financial condition and results of operations involve known and unknown risks and uncertainties. Such risks and factors include, but are not limited to, the following:

o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets;
o        delays of scheduled openings of newly constructed or planned casinos;
o        the effect of changes in economic conditions;
o        a decline in public acceptance of gaming;
o        unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o        delays in approvals from regulatory agencies;
o political and economic instability in developing markets for IGT's products;
o        a decline in the demand for replacement machines;
o a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos;
o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors;
o        acceptance of new technology by our customers;
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments;
o        loss or retirement of our key executives or other key employees;
o approval of pending patent applications of parties unrelated to IGT that restrict our ability to compete effectively with products that are the subject of such pending patents or infringement upon existing patents;
o the effect of regulatory and governmental actions, including regulatory or governmental actions challenging our compliance with applicable gaming regulations;
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees;
o the limitation, conditioning, suspension or revocation of any of our gaming licenses;
o        fluctuations in foreign exchange rates, tariffs and other barriers;

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

Foreign Currency Risk

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At March 31, 2001, we had net foreign currency exposure of $48.0 million, of which $44.2 million was hedged with currency forward contracts. At September 30, 2000, we had net foreign currency exposure of $58.0 million hedged with $63.5 million in currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. There were no firm commitment hedges at the end of the current or prior year periods.

Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

As currency exchange rates change, translation of the income statements of our international businesses into US dollars affects year-over-year comparability of operating results. IGT does not generally hedge translation risks because cash flows from international operations are generally reinvested locally.

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would impact reported operating results by approximately $1.0 million in both the current and prior year-to-date periods. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.


Interest Rate Risk

IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record gaming operations expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on gaming operations decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by $2.3 million in the current six month period and $1.5 million in the comparable prior year period. IGT currently does not manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, we estimated the fair market value of these notes would have decreased approximately $35.7 million at March 31, 2001 and $40.1 million at September 30, 2000.

Part II - Other Information


Item 1.  Legal Proceedings

         (See Note 8 of Notes to Condensed Consolidated Financial Statements)

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) On March 5, 2001, the Company held its annual meeting of stockholders.

        (b) The following directors were elected to serve until the next annual meeting: G. Thomas Baker, Robert A. Bittman, Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Robert Miller, Frederick B. Rentschler and Rockwell A. Schnabel. These directors constitute all of the directors of the Company. Voting at the meeting was as follows:

                                            Number of           Number of
                                          Shares Voted            Shares
                                              For                Withheld
                                          ------------         ------------
            G. Thomas Baker                67,748,900              717,852
            Robert A. Bittman              67,703,806              762,946
            Albert J. Crosson              67,707,844              758,908
            Wilbur K. Keating              68,110,521              356,231
            Charles N. Mathewson           67,712,284              754,468
            Robert  Miller                 68,126,917              339,835
            Frederick B. Rentschler        68,147,118              319,634
            Rockwell A. Schnabel           54,729,043           13,737,709


        (c) Stockholders approved amendments by the Board on December 5, 2000 to the Company's 1993 Stock Option Plan (Plan) to delete the 50,000 share limitation of the non-employee director option grant program. Number of shares voted for the amendment totaled 59.9 million, with 8.6 million shares withheld.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.15 International Game Technology 1993 Stock Option Plan, Amended and Restated as of August 27, 1996, Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I.

                  10.16 Employment agreement with Maureen Mullarkey, Senior Vice President and Chief Financial Officer dated January 12, 2001.

         (b)      Reports on Form 8-K

                  None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2001

                                     INTERNATIONAL GAME TECHNOLOGY



                                     By:  /s/ Maureen Mullarkey
                                          -----------------------------------
                                          Maureen Mullarkey
                                          Senior Vice President and
                                          Chief Financial Officer