Form 10-K/A
period 2000-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2001-08-03
CIK 353944

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

                                Table of Contents


                                     Part I
                                                                        Page

Item  1.  Business                                                        2

Item  2.  Properties                                                     21

Item  3.  Legal Proceedings                                              21

Item  4.  Submission of Matters to a Vote of Security Holders            21

                               Part II

Item  5.  Market for Registrant's Common Stock and Related Stockholder
          Matters                                                        21

Item  6.  Selected Financial Data                                        22

Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      23

Item  7a. Quantitative and Qualitative Factors about Market Risk         31

Item  8.  Consolidated Financial Statements and Supplementary Data       33

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            69



                              Part III

Item  10. Directors and Executive Officers of the Registrant             69

Item  11. Executive Compensation                                         69

Item  12. Security Ownership of Certain Beneficial Owners and Management 69

Item  13. Certain Relationships and Related Transactions                 69



                               Part IV

Item  14. Exhibits, Financial Statement Schedule and Reports on
          Form 8-K                                                       69

          Signatures                                                     72

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


Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements
This annual report on Form 10-K containsforward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions.

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

Lines of Business

We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Product Sales," and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, which we refer to as "Proprietary Gaming." This segment includes our wholly- owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

See Note 20 of Notes to Consolidated Financial Statements for information concerning the revenues, operating results and identifiable assets of our two principal lines of business and operations by geographic region. The consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated. In fiscal 2000, product sales produced 67% of revenues and gaming operations produced 33% of revenues.

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

Item 1.  Business

Over the past decade, significant increases in the installed base of gaming machines have been driven by the growth in the number of jurisdictions with legalized gaming, advancements in gaming machine technology, and the increasing popularity of large theme-based casinos. IGT estimates that in North America slot machine revenue accounts for nearly 70% of total casino revenues. IGT was the first to develop computerized video gaming machines and currently offers the largest variety of gaming machines in this market. When making purchasing decisions, casino operators look for machines with enhanced entertainment value such as secondary games or bonusing features, superior graphics and audio and recognizable game themes.

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

Item 1.  Business

The following schedule sets forth net revenues derived from gaming product sales for the fiscal years ended:

                                September 30,      October 2,    September 30,
                                    2000              1999           1998
------------------------------------------------------------------------------
(Dollars in thousands)
Gaming products
   Video products                 $263,412          $189,625      $177,804
   Spinning reel slot              133,251           162,310       161,716
   Amusement with prize             75,359            78,947        32,225
Pachisuro                           34,787            55,328        17,466
Other gaming products 1             96,572            90,388        87,813
                                  --------          --------      --------
Total product sales               $603,381          $576,598      $477,024
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

Item 1   Business

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

Our unit sales in international markets are as follows:

                                                  Fiscal         Fiscal
                                                   2000           1999
         ----------------------------------------------------------------
         Jurisdiction
           United Kingdom 1                         33,400        31,500
           Japan                                    14,600        27,900
           Australia and New Zealand                 6,700         6,700
           Europe, Middle East and Africa            3,300         2,800
           Latin America                             2,200         3,900
           South Africa                              1,500         1,100
           Other                                       600         1,000
                                                 ---------     ---------
         Total                                      62,300        74,900
                                                 =========     =========

1 Includes 15,500 AWP machines exported to Europe in fiscal year 2000 and 7,400 machines in fiscal year 1999.

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

In March 1998, we acquired the assets of Olympic Amusements Pty. Limited (Olympic), an Australian-based manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services in an effort to enhance our existing operation. As a result of the acquisition, approximately $100 million in intangible assets were recognized. After the acquisition, IGT-Australia experienced difficulties with the planned integration of Olympic, changes in management, adverse changes in the regulatory environment, product performance issues and new competition. As a result, we lost market share while our competition prospered in this market. In the fourth quarter of fiscal 1999 we determined that the total unamortized balance of intangible assets was fully impaired. See Note 8 of Notes to Consolidated Financial Statements. In an effort to return IGT-Australia to a profitable operation, we developed a restructuring plan during late 1999 and implemented the changes during the current fiscal year. These changes included narrowing product lines, downsizing our sales, service and engineering departments and transferring manufacturing to Reno.

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

Item 1   Business

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

Item 1   Business

arcades. Within the European markets, casino-style gaming machines compete with AWP machines, which we sell exclusively through our Barcrest office.

We estimate that throughout this region, the market base of legally installed casino-style gaming machines is approximately 68,000 units. Of these machines, we estimate our share at 19,000. In fiscal year 2000, we made sales of approximately 3,300 machines in this market, compared to 2,800 machines in fiscal year 1999. The majority of our fiscal year 2000 sales were to gaming operations in France, Greece, Italy, Portugal, Slovenia, Spain, Sweden and The Netherlands. We currently anticipate moderate growth in the European installed base and our sales to this market will be principally dependent upon replacement sales. Our market share improvement is due to the success of our new product rollout, specifically relating to the new video product. Additionally, this proved to be a successful year with the rollout of the IGS(TM) product in the European market. The IGS(TM) product was selected as the system of choice by the Portuguese government resulting in a successful launch of three IGS(TM) systems in July 2000.

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

Item 1.  Business

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

Proprietary Gaming

Our proprietary gaming segment includes our wholly owned-gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

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

Item 1. Business

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

We also supply certain MegaJackpots(TM) games as "stand alone" games that are proprietary in nature but not linked to a progressive system. In certain jurisdictions, these games are either leased on a per machine per day basis or are operated under a revenue sharing agreement. This additional marketing tool was created for the customer that didn't want to contribute to a large jackpot, yet still wanted our games on the floor. They are installed in Canada, Colorado, Connecticut, Illinois, Indiana, International cruise ship markets, Iowa, Louisiana and Nevada. Approximately 3,600 machines are operated as stand alone games. Most of these games were developed in connection with the Anchor joint venture.

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

Item 1.  Business

As part of our normal business, we also receive other recurring revenue in various jurisdictions from short-term rental contracts or long-term lease contracts for gaming machines.

Business Strategy

IGT's product development staff works to provide innovation in gaming machines and related computer system technology. IGT invested approximately $55.2 million in research and development in fiscal year 2000. Innovations from these efforts increase our gaming machines' earning potential through enhancements in entertainment value, ease of play, and decreased machine downtime. Machine downtime is minimized by improvements in product reliability and functionality. IGT's creative designs enhance player entertainment with features such as larger jackpots, choreographed sound events, multiple interactive bonus features and unique mechanical packages. The introduction of innovative products, Multi-Denomination(TM) capability and TITO technology is anticipated to shorten the replacement cycle by encouraging casino operators to upgrade to new products which improve earnings and operating efficiencies.

To capitalize on future opportunities, management is committed to:
o innovative new product development such as our Game King(R), iGame Plus(TM), Vision Series(TM), S2000(TM), Super Vision(TM) and Game King(R) SI platforms; EZ Pay(TM) (TITO) and Multi-Denomination(TM) technology;
o development and rollout of new wide-area progressive systems such as The Addams Family(TM), video Jeopardy!(R) nickel, 15-line Wheel of Fortune(R) nickel, Wheel of Fortune(R) video quarter, video Megabucks(R) nickel, Regis' Cash Club(TM), Diamond Cinema(TM), Beverly Hillbillies(TM), Lifestyles of the Rich and Famous(R), The Munsters(TM) (New Jersey only), $1,000,000 Pyramid(TM) and American Bandstand(R) games;
o continued focus on customer service and reliability through our more than 300 trained sales and service personnel;
o increased focus on opportunities to roll out IGT products and systems into new markets including international jurisdictions;
o enhancement of our industry-leading game library with strong new offerings for all product lines both domestically and internationally; and
o ongoing improvements to our IGS(TM)products that answer industry demands for improved operational efficiencies.

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

Item 1.  Business

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

Proprietary Gaming

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

Item 1.  Business

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

Item 1. Business

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

Item 1.  Business

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

Item 1.  Business

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

Item 1.  Business

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

Item 2.  Properties


                           Square      Owned/
Location                   Footage     Leased   Use
-------------------------------------------------------------------------------------------------
Reno, Nevada              1,000,000    Owned    Manufacturing, warehousing, sales, administration
Sydney, Australia           157,000    Leased   Assembly, warehousing, sales, administration
Las Vegas, Nevada           128,500    Leased   Warehousing, sales, administration
Ashton, UK                  122,300    Owned    Manufacturing
Rapid City, South Dakota     94,000    Owned    Warehousing, sales, administration
Ashton, UK                   17,200    Leased   Manufacturing
Wellington, New Zealand      12,000    Owned    Warehousing, sales, administration
Other domestic              184,800    Leased   Sales and administration
Other international         174,800    Leased   Warehousing, sales, administration


Item 2.  Properties

IGT also leases two buildings in Reno, Nevada consisting of approximately 179,000 square feet. We vacated these buildings during 1996 and 1997 upon completion of our South Meadows facility. Our original lease on these facilities expires in 2001. This expiration date was extended to 2003 for 91,500 square feet that we sublease to third parties.

Item 3.  Legal Proceedings

IGT has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on our financial position or results of future operations. For a description of certain of these matters, see Note 14 of Notes to Consolidated Financial Statements, which is incorporated by reference in response to this item.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     Part II


Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IGT." The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:


               Fiscal 2000              High          Low
               ---------------------------------------------
               First Quarter         $20.6250       $17.5625
               Second Quarter         22.4375        17.4375
               Third Quarter          28.5625        20.2500
               Fourth Quarter         34.5000        26.8750


               Fiscal 1999             High           Low
               ---------------------------------------------
               First Quarter         $24.5000       $16.5000
               Second Quarter         23.4375        14.3750
               Third Quarter          19.5000        14.6875
               Fourth Quarter         19.2500        16.1875


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

IGT's transfer agent and registrar is The Bank of New York, P.O. Box 11258, Church Street Station, New York, NY 10286, (800) 524-4458.

Item 6.  Selected Financial Data

The following information has been derived from our consolidated financial statements as of and for the years ended:


                                                      September 30,   October 2,              September 30,
                                                                                --------------------------------------
                                                         2000           1999        1998          1997          1996
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)
Selected Income Statement Data

   Total revenues                                    $  898,404    $  854,106   $  758,942    $  730,799    $  733,452
   Earnings of unconsolidated affiliates             $  105,991    $   75,556   $   65,181    $   13,171    $        -
   Income from operations                            $  267,528    $  116,318   $  218,877    $  191,437    $  169,833
   Income before extraordinary item                  $  156,792    $   65,312   $  152,446    $  137,247    $  118,017
   Net income                                        $  156,792    $   62,058   $  152,446    $  137,247    $  118,017
   Basic earnings per share
     Income before extraordinary item                $     2.05    $     0.65   $     1.35    $     1.14    $     0.93
     Net income                                      $     2.05    $     0.62   $     1.35    $     1.14    $     0.93

   Diluted earnings per share
     Income before extraordinary item                $     2.00    $     0.65   $     1.33    $     1.13    $     0.93
     Net income                                      $     2.00    $     0.62   $     1.33    $     1.13    $     0.93

   Cash dividends declared per common
     share                                           $        -    $     0.03   $     0.12    $     0.12    $     0.12
   Weighted average common shares
     outstanding                                         76,586        99,461      113,064       120,715       126,555
   Weighted average common and potential
     shares outstanding                                  78,229       100,238      114,703       121,829       127,412

Selected Balance Sheet Data
   Working capital                                   $  555,233    $  739,753   $  470,003    $  406,958    $  488,150
   Total assets                                      $1,623,716    $1,765,060   $1,543,628    $1,215,052    $1,154,187
   Long-term notes payable and capital
     lease obligations                               $  991,507    $  990,436   $  322,510    $  140,713    $  107,155
   Stockholders' equity                              $   96,585    $  242,218   $  541,276    $  519,847    $  623,200



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Product Sales"; and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, which we refer to as "Proprietary Gaming". This segment includes our wholly owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Certain amounts in prior years comparative consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal periods. In this report and in each of our reports, as amended, beginning with this Report on Form 10-K for the year ended September 30, 2000, we have reclassified our presentation of earnings from unconsolidated joint venture operations. We previously reported earnings from unconsolidated joint ventures, net of expenses, as a component of gaming operations revenues. In each of our reports as amended, beginning with this Report on Form 10-K for the year ended September 30, 2000 and going forward, we will report the net results of our unconsolidated joint ventures as a separate component of operating income on our income statement under a separate caption titled Earnings of Unconsolidated Affiliates. This reclassification has no impact on operating income, net income, or earnings per share as reflected on our consolidated statements of income and no impact on our consolidated balance sheets and statements of cash flows.

Fiscal 2000 Compared to Fiscal 1999

Fiscal 2000 net income, excluding one-time items discussed below, totaled $138.4 million or $1.77 per diluted share compared to $135.7 million or $1.35 per diluted share for fiscal 1999. Both fiscal years included several one-time items that affected net income. Current year net income of $156.8 million or $2.00 per diluted share included the effects of the following one-time events:

|X| gain of $27.0 million ($17.3 million net of tax) or $0.22 per diluted share from a legal settlement;
|X| loss of $1.4 million ($900,000 net of tax) or $0.01 per diluted share on the sale of the gaming systems business unit previously purchased as part of the Olympic Gaming acquisition; and
|X| gain of $3.2 million ($2.0 million net of tax) or $0.02 per diluted share on the sale of the Japanese subsidiary of Barcrest.
Prior year net income of $62.1 million or $0.62 per diluted share included the following one-time items:

|X| impairment and restructuring charges of $98.1 million ($70.4 million net of tax) or $0.70 per diluted share related to operations in Australia and Brazil; and
|X| an extraordinary loss on early redemption of debt of $4.9 million ($3.3 million net of tax) or $0.03 per diluted share.

The legal settlement gain, received in the first quarter of fiscal 2000, resulted from the resolution of legal actions between IGT and WMS related to infringement claims involving our Telnaes patent for virtual reel technology. See Note 14 of Notes to Consolidated Financial Statements.

In the fourth quarter of fiscal 1999, we determined that the total unamortized balance of intangible assets related to the Olympic acquisition was fully impaired. We recorded an impairment charge of $86.8 million. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the reasons for the impairment charge. After difficulties experienced with the acquisition of Olympic, we initiated a significant restructuring plan in late fiscal 1999 in an effort to return IGT-Australia to a profitable operation. The changes implemented in fiscal 2000 included narrowing the product lines, downsizing the sales, service, and engineering departments, and transferring manufacturing to Reno. In the fourth quarter of fiscal 1999 we recognized restructuring costs of $6.0 million related to this plan. An additional $1.9 million in restructuring costs were incurred during fiscal 2000 related to the elimination of certain administrative and manufacturing positions in Australia. Although our Australian subsidiary recorded an operating loss for the year, the financial results continued to get better each quarter culminating with a profit recorded in the fourth quarter, the first profitable quarter in several years. While we have taken steps to address problems we experienced in Australia, we continue to face regulatory, and competitive challenges in this market.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the fourth quarter of 1999, the Brazilian government rescinded the law allowing gaming devices in bingo halls. Based on our assessment of the recoverability of our inventories and receivables in Brazil at October 2, 1999, we recorded impairment charges of $5.3 million. During fiscal 2000, we received payment of $1.9 million for receivables and inventories previously considered fully impaired.

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

Operating Income

Fiscal 2000 operating income, before impairment and restructuring charges, grew 25% to $267.5 million or 30% of revenues compared to $214.4 million or 25% of revenues last year. This improvement was due to the increased gross profit margins in both product sales and gaming operations and gains in the earnings of our unconsolidated affiliates, partially offset by higher operating expenses, as discussed below.

Revenues, Gross Profit Margins and Earnings of Unconsolidated Affiliates

Total revenues for fiscal 2000 improved to $898.4 million over fiscal 1999 revenues of $854.1 million, reflecting a 5% increase in product sales and a 6% increase in gaming operations. This improvement was due to continued growth in our domestic revenues, which increased by 11% over the prior year. Gross profit on total revenues for fiscal 2000 increased by 15% to $397.8 million compared to $345.7 million for fiscal 1999. This improvement was attributable to growth in profitability year-over-year for both product sales and gaming operations.

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

Gaming operations revenue, for the year ended September 30, 2000 improved to $295.0 million compared to $277.5 million in fiscal 1999. The gross profit performance in gaming operations climbed to $170.2 million or 58% for fiscal 2000 from $135.0 million or 49% in fiscal 1999. The inclusion of Sodak's gaming operations revenues and the impact of higher interest rates, which lowered the cost of funding jackpot payments were the most significant contributors to this margin growth.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings of unconsolidated affiliates, a separate component of operating income reported net of expenses for accounting purposes, boosted by the continued popularity of the Wheel of Fortune(R) games, grew 40% to $106.0 million in fiscal 2000 compared to $75.6 million in fiscal 1999.

Performance of our proprietary gaming segment, which includes our wholly-owned gaming operations and our unconsolidated joint venture activities, accelerated markedly in fiscal 2000 due to significant placements of our newest and most popular game themes. The installed base of our MegaJackpot(TM) machines, including placement under joint ventures, at September 30, 2000 experienced unprecedented year over year growth of 27% to 19,200 games from 15,100 machines at the end of fiscal 1999. Our joint venture activities contributed significantly to this growth, led by the installation of 4,300 video and 800 spinning reel Wheel of Fortune(R) games during the year.

Also contributing to the overall growth in proprietary gaming were the successes of Multi-Hand Poker(TM), Party Time(TM), Elvis(R) and The Addams Family (TM) games. Fiscal 2000 brought the installation of new feature rich MegaJackpot(TM) games with second event bonusing, incorporating popular themes such as The Addams Family (TM) and Jeopardy!(R) Video. In recognition that all games have a finite life cycle, IGT systematically replaces legacy systems experiencing declining play levels with new systems incorporating enhanced entertainment value and improved player appeal. Of the current installed base, approximately 16,300 units are new platform, higher performing games. During fiscal 2000, we discontinued 19 MegaJackpots(TM) systems in eight jurisdictions. As of September 30, 2000, our MegaJackpots(TM) games operated in 17 domestic jurisdictions and one international location versus 11 domestic jurisdictions and one international location at the end of fiscal 1999. IGT continues to pursue additional markets for our MegaJackpots(TM) systems of linked progressive games.

Operating Expenses

Fiscal 2000 operating expenses, excluding impairment and restructuring charges, totaled $236.3 million or 26% of total revenue compared to $206.8 million or 24% in fiscal 1999. The $20.8 million increase in selling, general and administrative expenses reflects the inclusion of Sodak's operating expenses and increased incentives as the result of improved operating results. Depreciation and amortization expense, not included in cost of sales, declined 13% from the prior year to $20.9 million, primarily due to the write-off of intangible assets in Australia in the fourth quarter of fiscal 1999. The addition of goodwill and fixed assets relating to the acquisition of Sodak partially offset this decline.

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

Business Segments Operating Profit (See Note 20 of Notes to Consolidated Financial Statements)

We operate principally in two lines of business, product sales and proprietary gaming. Gaming operations and our unconsolidated joint venture activities, reported as earnings of unconsolidated affiliates, are included in the proprietary

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

gaming segment. IGT's operating profit by business segment reflects an appropriate allocation of selling, general and administrative expenses, research and development expenses, interest income, and interest expense.

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

In fiscal 2000, operating profit for the proprietary gaming segment totaled $190.9 million, an increase of $46.5 million or 32% compared to the prior year. This improvement resulted from the growth of the installed base and excellent player acceptance of our new proprietary systems games, the continued popularity of the joint venture Wheel of Fortune(R) games, higher interest rates which lowered the cost of funding jackpot payments, and the inclusion of gaming operations revenue from Sodak.

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

The one-time charges in the fourth quarter of fiscal 1999 of $98.1 million consisted primarily of the write-off of intangible assets of $86.8 million related to IGT-Australia's prior acquisition of Olympic. Also in the fourth quarter of fiscal 1999, we determined the total unamortized balance of intangible assets acquired from Olympic was fully impaired. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the reasons for the impairment charge. In an effort to return IGT-Australia to a profitable operation, we initiated a significant restructuring plan in late fiscal 1999 which included narrowing current product lines and utilizing IGT's Reno, Nevada manufacturing plant to reduce product costs. We recorded restructuring costs of $6.0 million in fiscal 1999 related to this plan, including a $4.0 million inventory obsolescence charge and $2.0 million in asset and facility redundancy costs.

We also recorded impairment charges of $5.3 million in fiscal 1999, relating to changes in our recoverability assessment of inventory and receivables in Brazil. In fiscal 1999 the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market.

Operating Income

Fiscal 1999 operating income, before impairment and restructuring charges, totaled $214.4 million or 25% of revenues compared to $218.9 million or 29% in fiscal 1998. This decrease was primarily the result of lower gross margins in domestic product sales, as discussed below.

Revenues, Cost of Sales and Earnings of Unconsolidated Affiliates

Total revenues for fiscal 1999 improved to $854.1 million over fiscal 1998 revenues of $758.9 million, reflecting a 21% increase in product sales, offset by a decrease of 2% in gaming operations. Gross profit on total revenues for fiscal 1999 increased by 8% to $345.7 million compared to $321.1 million for fiscal 1998. This improvement was attributable to growth in profitability year-over-year for both product sales and gaming operations.

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

Gaming operations revenue for the year ended October 2, 1999 totaled $277.5 million compared to $281.9 million in fiscal 1998. The gross margin profit on gaming operations revenues was 49% in fiscal 1999 and 44 % in fiscal 1998. The decrease in gaming operations revenues was favorably offset by the lower cost of funding jackpot payments due to higher average interest rates.

Earnings from unconsolidated joint ventures, reported net of expenses, grew 16% to $75.6 million in fiscal 1999 compared to $65.2 million in fiscal 1998.

The total installed base of our proprietary gaming machines at October 2, 1999 increased to 15,100 games on 137 systems from 13,900 machines on 92 systems at the end of fiscal 1998. During fiscal 1999 we began operating MegaJackpot(TM) systems in two new jurisdictions, Iowa and Michigan. We introduced 36 new systems in nine jurisdictions during the year including Slotopoly(TM), Elvis
(R), Party Time(TM) and Triple Play Poker(TM) in the MegaJackpot(TM) system formats in Atlantic City. The introduction of these new systems in various jurisdictions offset the decrease in revenue of other maturing systems.

Operating Expenses

Fiscal 1999 operating expenses totaled $304.9 million, including the $98.1 million impairment of assets and restructuring charges. Operating expenses before the one-time charges discussed above as a percent of total revenue were 36% in fiscal 1999 compared to 22% in fiscal 1998. The $23.3 million increase in selling, general and administrative expenses reflects the inclusion of operating expenses attributable to the businesses acquired in the UK and Australia in March 1998, along with increased wages, professional services and domestic advertising, marketing, and compliance expenses related to new product offerings.

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

Business Segments Operating Profit (See Note 20 of Notes to Consolidated Financial Statements)

We operate principally in two lines of business, product sales and proprietary gaming. Gaming operations and our unconsolidated joint venture activities, reported as earnings of unconsolidated affiliates, are included in the proprietary gaming segment. Product sales and proprietary gaming operating profit reflects an allocation of selling, general, administrative and engineering expenses to each of these business segments.

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

Fiscal 1999 proprietary gaming profit increased $10.4 million or 8% compared to fiscal 1998. This improvement resulted primarily from the continued popularity of the joint venture Wheel of Fortune (R) games and higher average interest rates, which resulted in lower costs of funding jackpot payments.

Foreign Operations

Approximately 27% of our total revenues in fiscal 2000, 31% in fiscal 1999, and 23% in fiscal 1998 were derived outside of North America. To date, we have not experienced significant translation or transaction losses related to foreign exchange fluctuations.


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

Reclassifications

Certain amounts in the prior years' comparative consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year. In this report, we have reclassified our presentation of earnings from unconsolidated joint venture operations. We previously reported earnings from unconsolidated joint ventures, net of expenses, as a component of gaming operations revenues. Unless otherwise noted, revenues in this report exclude revenues, net of expenses, from our unconsolidated joint ventures. In this report and going forward, we will report the net results of our unconsolidated joint ventures as a separate component of operating income on our income statement under a separate caption titled Earnings of Unconsolidated Affiliates. This reclassification has no impact on operating income, net income, or earnings per share as reflected on our consolidated statements of income and no impact on our consolidated balance sheets and statements of cash flows.

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

Foreign Currency Risk

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2000, we had net foreign currency exposure of $58.0 million hedged with $63.5 million in currency forward contracts. At October 2, 1999, we had net foreign currency exposure of $41.7 million, of which $38.8 million was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

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

Item 7a. Quantitative and Qualitative Factors about Market Risk

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

Interest Rate Risk

IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities, both of which are used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would impact gaming operations gross profit by $2.3 million in the current year, $2.2 million in fiscal 1999, and $3.3 million in fiscal 1998. We also estimate that a 10% decline in interest rates would impact earnings of unconsolidated affiliates by $1.6 million in fiscal 2000, $1.2 million in fiscal 1999, and $1.0 million in fiscal 1998. IGT currently does not manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, then the fair market value of these notes would decrease approximately $40.1 million at September 30, 2000 and $45.0 million at October 2, 1999.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                                      Page

Independent Auditors' Report                                         34

Consolidated Statements of Income
for the years ended September 30, 2000, October 2, 1999 and
September 30, 1998                                                   35

Consolidated Balance Sheets
at September 30, 2000 and October 2, 1999                            36

Consolidated Statements of Cash Flows
for the years ended September 30, 2000, October 2, 1999 and
September 30, 1998                                                   38

Consolidated Statements of Changes in Stockholders' Equity
for the years ended September 30, 2000, October 2, 1999 and
September 30, 1998                                                   40

Notes to Consolidated Financial Statements                           41

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

DELOITTE & TOUCHE LLP

Reno, Nevada
November 6, 2000

Consolidated Statements of Income

                                                                            Years Ended
                                                        --------------------------------------------------
                                                           September 30,     October 2,      September 30,
                                                               2000             1999             1998
----------------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)
Revenues
   Product sales                                            $    603,381     $   576,598      $   477,024
   Gaming operations                                             295,023         277,508          281,918
                                                            ------------     -----------      -----------
   Total revenues                                                898,404         854,106          758,942
                                                            ------------     -----------      -----------
Costs and Expenses
   Cost of product sales                                         375,750         365,948          279,337
   Cost of gaming operations                                     124,806         142,497          158,528
   Selling, general and administrative                           150,051         129,211          105,945
   Depreciation and amortization                                  20,897          23,955           18,635
   Research and development                                       55,204          45,462           38,066
   Provision for bad debts                                        10,153           8,153            4,735
   Impairment of assets and restructuring charges                      6          98,118                -
                                                            ------------     -----------      -----------
   Total costs and expenses                                      736,867         813,344          605,246
                                                            ------------     -----------      -----------
Earnings of Unconsolidated Affiliates                            105,991          75,556           65,181
                                                            ------------     -----------      -----------
Income from Operations                                           267,528         116,318          218,877
                                                            ------------     -----------      -----------
Other Income (Expense)
   Interest income                                                50,977          55,525           45,346
   Interest expense                                             (102,170)        (72,764)         (41,049)
   Gain on investments                                             4,553           5,438            1,031
   Gain (loss) on the sale of assets                                (917)           (562)          10,115
   Other                                                          25,016          (2,562)             212
                                                            ------------    ------------      -----------
   Other income (expense), net                                   (22,541)        (14,925)          15,655
                                                            ------------     -----------      -----------
Income Before Income Taxes and
   Extraordinary Item                                            244,987         101,393          234,532
Provision for Income Taxes                                        88,195          36,081           82,086
                                                            ------------     -----------      -----------
Income Before Extraordinary Item                                 156,792          65,312          152,446
Extraordinary Loss on Early Redemption of
   Debt, Net of Income Tax Benefit of $1,640                           -          (3,254)               -
                                                            ------------     -----------      -----------
Net Income                                                  $    156,792     $    62,058      $   152,446
                                                            ============     ===========      ===========
Basic Earnings Per Share
    Income before extraordinary item                        $       2.05     $      0.65      $      1.35
    Extraordinary loss                                                 -           (0.03)               -
                                                            ------------     -----------      -----------
    Net income                                              $       2.05     $      0.62      $      1.35
                                                            ============     ===========      ===========
Diluted Earnings Per Share
    Income before extraordinary item                        $       2.00     $      0.65      $      1.33
    Extraordinary loss                                                 -           (0.03)               -
                                                            ------------     -----------      -----------
    Net income                                              $       2.00     $      0.62      $      1.33
                                                            ============     ===========      ===========
Weighted Average Common Shares Outstanding                        76,586          99,461          113,064
Weighted Average Common and Potential
        Shares Outstanding                                        78,229         100,238          114,703


   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

                                                                 September 30,        October 2,
                                                                      2000               1999
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
     Current assets
        Cash and cash equivalents                                 $    244,907     $    426,343
        Investment securities, at market value                          21,473           18,546
        Accounts receivable, net of allowances for doubtful
           accounts of $13,831 and $8,904                              219,948          193,479
        Current maturities of long-term notes and contracts
           receivable, net of allowances                                76,320           74,987
        Inventories, net of allowances for obsolescence
           of  $24,304 and $23,901:
           Raw materials                                                98,081           60,616
           Work-in-process                                               4,593            4,902
           Finished goods                                               44,315           51,094
                                                                  ------------     ------------
           Total inventories                                           146,989          116,612
                                                                  ------------     ------------
        Investments to fund liabilities to jackpot winners              27,939           27,702
        Deferred income taxes                                           29,086           23,977
        Assets held for sale                                                 -           42,292
        Prepaid expenses and other                                      47,564           51,302
                                                                  ------------     ------------
           Total Current Assets                                        814,226          975,240
                                                                  ------------     ------------
     Long-term notes and contracts receivable,
       net of allowances and current maturities                         76,888           60,870
                                                                  ------------     ------------
     Property, plant and equipment, at cost
        Land                                                            19,889           19,938
        Buildings                                                       75,891           76,050
        Gaming operations equipment                                     87,918           87,499
        Manufacturing machinery and equipment                          121,512          114,912
        Leasehold improvements                                           4,996            5,361
                                                                  ------------     ------------
          Total                                                        310,206          303,760
        Less accumulated depreciation and amortization                (143,297)        (121,644)
                                                                  ------------     ------------
          Property, plant and equipment, net                           166,909          182,116
                                                                  ------------     ------------
     Investments to fund liabilities to jackpot winners                229,726          235,230
     Deferred income taxes                                              97,670           89,474
     Intangible assets, net                                            143,738          152,036
     Other assets                                                       94,559           70,094
                                                                  ------------     ------------
           Total Assets                                           $  1,623,716     $  1,765,060
                                                                  ============     ============

Consolidated Balance Sheets

                                                                   September 30,        October 2,
                                                                        2000               1999
--------------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
     Current liabilities
        Current maturities of long-term notes payable               $      4,621     $      3,278
        Accounts payable                                                  76,387           55,705
        Jackpot liabilities                                               55,942           64,061
        Accrued employee benefit plan liabilities                         31,425           23,746
        Accrued interest                                                  31,369           30,684
        Other accrued liabilities                                         59,249           58,013
                                                                    ------------     ------------
           Total Current Liabilities                                     258,993          235,487
     Long-term notes payable, net of current maturities                  991,507          990,436
     Long-term jackpot liabilities                                       267,985          293,895
     Other liabilities                                                     8,646            3,024
                                                                    ------------     ------------
           Total Liabilities                                           1,527,131        1,522,842
                                                                    ------------     ------------

     Commitments and contingencies (See Note 14)

     Stockholders' equity
        Common stock, $.000625 par value; 320,000,000
           shares authorized; 153,739,686 and 152,871,297
           shares issued                                                      96               96
        Additional paid-in capital                                       278,825          261,941
        Retained earnings                                              1,043,184          886,392
        Treasury stock; 81,170,767 and 65,515,867 shares, at cost     (1,215,707)        (897,234)
        Accumulated other comprehensive loss                              (9,813)          (8,977)
                                                                    ------------     ------------
           Total Stockholders' Equity                                     96,585          242,218
                                                                    ------------     ------------
           Total Liabilities and Stockholders' Equity               $  1,623,716     $  1,765,060
                                                                    ============     ============


   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows


                                                                                       Years Ended
                                                                       -------------------------------------------
                                                                       September 30,   October 2,    September 30,
                                                                           2000          1999            1998
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
     Net income                                                         $   156,792   $    62,058    $   152,446
                                                                        -----------   -----------    -----------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                        54,387        61,448         44,494
        Amortization of discounts and deferred offering costs                 2,457           879              -
        Provision for bad debts                                              10,153         8,153          4,735
        Provision for inventory obsolescence                                 16,001        19,185          9,173
        Gain on investment securities and fixed assets                       (3,636)       (4,876)       (11,146)
        Common stock awards                                                   1,216         1,005          1,973
        (Increase) decrease in assets, net of effects from
         acquisitions of businesses:
           Receivables                                                      (32,878)       17,257          8,585
           Inventories                                                      (67,430)      (32,403)       (57,690)
           Prepaid expenses and other                                        (5,993)      (21,867)       (21,696)
           Other assets                                                      (8,458)       (8,864)         6,473
           Net accrued and deferred income taxes, net of tax
                benefit of employee stock plans                             (17,394)       38,165        (22,343)
        Increase in accounts payable and accrued liabilities,
           net of effects from acquisitions of businesses                    44,610        13,481          6,187
        Impairment of assets and restructuring charges                            6        98,118              -
        Extraordinary loss on debt retirement                                     -         4,894              -
        Earnings of unconsolidated affiliates (in excess of)
         less than distributions                                            (20,993)        4,806        (14,042)
        Other                                                                     -             -            (23)
                                                                        -----------   -----------    -----------
           Total adjustments                                                (27,952)      199,381        (45,320)
                                                                        -----------   -----------    -----------

           Net cash provided by operating activities                        128,840       261,439        107,126
                                                                        -----------   -----------    -----------

Consolidated Statements of Cash Flows

                                                                                        Years Ended
                                                                       ---------------------------------------------
                                                                       September 30,     October 2,    September 30,
                                                                           2000             1999           1998
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
      Cash advanced on loans receivable                                     (25,327)             -               -
      Payments received on loans receivable                                   3,519              -               -
      Investment in property, plant and equipment                           (18,460)       (17,751)        (16,828)
      Proceeds from sale of property, plant and equipment                    11,503          2,988          24,452
      Purchase of investment securities                                     (14,034)       (12,510)        (15,191)
      Proceeds from sale of investment securities                            12,758         11,957          12,528
      Proceeds from investments to fund liabilities
         to jackpot winners                                                  30,469        194,957          40,286
      Purchase of investments to fund liabilities
         to jackpot winners                                                 (25,202)       (43,589)       (102,122)
      Proceeds from sale of other assets                                     43,249              -               -
      Investment in unconsolidated affiliates                                   (55)       (26,229)         (1,422)
      Acquisition of businesses, net of cash acquired                             -       (198,860)       (181,764)
                                                                        -----------   ------------     -----------
         Net cash provided by (used in)
           investing activities                                              18,420        (89,037)       (240,061)
                                                                        -----------   ------------     -----------

Cash Flows from Financing Activities
      Proceeds from long-term debt                                           12,008      1,636,276         624,199
      Principal payments on debt                                            (10,408)    (1,013,484)       (430,018)
      Payments on jackpot liabilities                                      (111,251)      (261,899)        (40,286)
      Collections from systems to fund jackpot liabilities                   82,769         89,184         138,442
      Proceeds from employee stock plans                                     13,287          3,693           7,484
      Purchases of treasury stock                                          (318,473)      (361,419)       (122,180)
      Penalties paid on early retirement of debt                                  -         (4,658)              -
      Payments of cash dividends                                                  -         (6,474)        (13,594)
                                                                        -----------   ------------     -----------
         Net cash provided by (used in)
           financing activities                                            (332,068)        81,219         164,047
                                                                        -----------   ------------     -----------

Effect of Exchange Rate Changes on
     Cash and Cash Equivalents                                                3,372         (2,691)         (7,470)
                                                                        -----------   ------------     -----------
Net Increase (Decrease) in Cash and Cash
      Equivalents                                                          (181,436)       250,930          23,642
Cash and Cash Equivalents at:
      Beginning of Year                                                     426,343        175,413         151,771
                                                                        -----------   ------------     -----------

      End of Year                                                       $   244,907   $    426,343     $   175,413
                                                                        ===========   ============     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                                       Years Ended
                                                     -----------------------------------------------
                                                     September 30,      October 2,     September 30,
                                                         2000             1999             1998
----------------------------------------------------------------------------------------------------
(Amounts in thousands)
Common Stock
     Balance at beginning of year
       152,871; 152,587; and 151,883 shares          $          96    $        95      $        95
     Employee stock plans
        869; 284; and 704 shares                                 -              1                -
                                                     -------------    -----------      -----------
        Balance at end of year
          153,740 shares at 2000                     $          96    $        96      $        95
                                                     =============    ===========      ===========

Additional Paid-In Capital
     Balance at beginning of year                    $     261,941    $   256,656      $   243,950
     Employee stock plans                                   13,287          3,710            7,484
     Common stock awards                                     1,216          1,005            1,973
     Tax benefit of employee stock plans                     2,381            570            3,249
                                                     -------------    -----------      -----------
     Balance at end of year                          $     278,825    $   261,941      $   256,656
                                                     =============    ===========      ===========

Retained Earnings
     Balance at beginning of year                    $     886,392    $   827,542      $   688,545
     Dividends declared                                         -          (3,208)         (13,449)
     Net income                                            156,792         62,058          152,446
                                                     -------------    -----------      -----------
        Balance at end of year                       $   1,043,184    $   886,392      $   827,542
                                                     =============    ===========      ===========

Treasury Stock
     Balance at beginning of year                    $    (897,234)   $  (535,797)     $  (413,617)
     Purchases of treasury stock                          (318,473)      (361,437)        (122,180)
                                                     -------------    ------------     -----------
     Balance at end of year                          $  (1,215,707)   $  (897,234)     $  (535,797)
                                                     =============    ===========      ===========

Accumulated Comprehensive Income (Loss) (a)
     Balance at beginning of year                    $      (8,977)   $    (7,220)     $       874
     Other comprehensive loss                                 (836)        (1,757)          (8,094)
                                                     -------------    -----------      -----------
        Balance at end of year                       $      (9,813)   $    (8,977)     $    (7,220)
                                                     =============    ===========      ===========

Summary of Total Comprehensive Income (a)
     Net income                                      $     156,792    $    62,058      $   152,446
     Other comprehensive loss                                 (836)        (1,757)          (8,094)
                                                     -------------    -----------      -----------
        Comprehensive income                         $     155,956    $    60,301      $   144,352
                                                     =============    ===========      ===========


    (a) All items of comprehensive income and other comprehensive income are displayed net of tax effects (see Note 16).

   The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

International Game Technology (referred throughout these notes, together with its consolidated subsidiaries where appropriate, as IGT, the Company, we, our and us) was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products referred to as "Product Sales" and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing referred to as "Proprietary Gaming". This segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Our revenues are generated domestically in the US and Canada, and internationally in Australia, Europe, Japan, Latin America, New Zealand, South Africa, and the United Kingdom.

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

Proprietary Gaming

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

We have developed and operated wide-area progressive systems since 1986. As of September 30, 2000, IGT operated 149 such systems in 17 domestic jurisdictions, including Nevada, New Jersey, and Native American markets, as well as internationally in Iceland. Stand alone versions of some of the recurring revenue games are also operated in Colorado, Connecticut, Illinois, Indiana, Louisiana, Nevada, Canada, and on cruise ships.

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

Notes to Consolidated Financial Statements

Principles of Consolidation and Revenue Recognition

The consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All material inter-company accounts and transactions have been eliminated.

Product Sales

IGT makes product sales for cash, on normal credit terms of 90 days or less, and over longer term installments. Generally, sales are recorded when the products are shipped and title passes to the customer.

Gaming Operations

The following table shows the revenues from gaming operations:

                                                Years Ended
                                 -----------------------------------------
                                 September 30,  October 2,   September 30,
                                    2000           1999          1998
  ------------------------------------------------------------------------
  (Dollars in thousands)
  Gaming Operations
     Proprietary systems         $249,952        $244,808      $253,318
     Lease operations              45,071          32,700        28,600
                                 --------        --------      --------
       Total                     $295,023        $277,508      $281,918
                                 ========        ========      ========

Gaming operations revenues consist of revenues relating to the operation of the proprietary games, either connected to progressive jackpot systems or in stand-alone formats, and the lease and rental of gaming and video lottery machines. Revenues from proprietary jackpot systems are recognized monthly based on a percentage of the revenue, or "coin in". Revenues from proprietary games in stand-alone format are recognized monthly based on the net win that the game generates for the operator. Lease and rental revenue is recognized with the passage of time.


The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the jackpot on wide area progressive systems increases based on the coin-in. The casinos pay a percentage of the coin-in to IGT, an administrator or a trust to fund the progressive jackpot. This percentage of coin-in (contribution) is recognized as revenue. Concurrently, IGT, the administrator or the trust recognize a liability (liability for jackpots not yet won) and jackpot expense (recorded in cost of gaming operations) for the cost to fund this jackpot in the future.

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

Notes to Consolidated Financial Statements

Earnings of Unconsolidated Affiliates

IGT operates several proprietary systems under joint venture agreements, principally with Anchor Gaming, that are accounted for under the equity method. Because the nature of the operations of these joint ventures are the same as our gaming operations and these activities are an integral part of our business, the earnings from unconsolidated affiliates is included as a component of income from operations. In accordance with the equity method, IGT's portion of joint venture income is recorded net of expenses and is presented on the income statement under a separate caption titled Earnings of Unconsolidated Affiliates.

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

Long-Lived Assets

We review the carrying amount of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 1999, our review of the recoverability of certain long-lived and intangible assets resulted in charges to income for the estimated impairment of these assets (see Note 8).

Notes to Consolidated Financial Statements

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

Other Assets

Other assets are primarily comprised of investments in joint ventures which are accounted for under the equity method and deferred offering costs related to Senior Notes issued in May 1999 (see Note 9). Other assets also include deferred royalties, deposits and certain investments.

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

Notes to Consolidated Financial Statements

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

Reclassifications

Certain amounts in the comparative prior years' consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year. In this report, we have reclassified our presentation of earnings from unconsolidated joint venture operations. We previously reported earnings from unconsolidated joint ventures, net of expenses, as a component of gaming operations revenues. Unless otherwise noted, revenues in this report exclude revenues, net of expenses, from our unconsolidated joint ventures. In this report and going forward, we will report the net results of our unconsolidated joint ventures as a separate component of operating income on the income statement under a separate caption titled Earnings of Unconsolidated Affiliates.

Year End

IGT changed its fiscal year end to the Saturday closest to September 30, beginning with the fiscal year ended October 2, 1999. Similarly, subsequent quarters end on the Saturday closest to the last day of the quarter end month.

2.       Acquisitions, Divestitures, and Subsequent Events

Acquisitions

In September 1999, we completed the purchase of Sodak, a South Dakota-based distributor of casino gaming products and software systems to Native American casinos and gaming operators in the US. The purchase method of accounting for business combinations was applied to the Sodak acquisition. Accordingly, the aggregate purchase price of $198.9 million was allocated to the net assets of $87.0 million based on estimated fair values of the tangible assets and liabilities at the date of acquisition. The Miss Marquette riverboat, with its associated real property and assets, was classified as an asset held for sale in the purchase price and net assets of the Sodak acquisition. It was subsequently sold for $43.0 million. The excess of the purchase price over the net assets acquired totaled $111.9 million. This acquisition was funded primarily by the issuance of Senior Notes in May 1999. Results of Sodak since the closing of the acquisition are included in the results of operations.

The following unaudited pro forma financial information is presented as if the Sodak acquisition had been made at the beginning of fiscal 1998:

                                                  October 2,  September 30,
                                                    1999           1998
  -------------------------------------------------------------------------
  (Dollars in thousands, except per share amounts)
  Total revenues                                  $887,881       $784,847
  Income before extraordinary item                  65,698        144,486
  Net income                                        62,444        144,486
  Earnings per share:
    Basic                                         $   0.63       $   1.28
    Diluted                                       $   0.62       $   1.26

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

Notes to Consolidated Financial Statements

In March 1998, we purchased Barcrest Limited (Barcrest), a Manchester, England-based manufacturer and supplier of gaming related amusement devices, and purchased certain assets of Olympic Amusements Pty. Limited (Olympic), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to the Barcrest and Olympic acquisitions. The aggregate purchase price of $181.8 million was allocated to the net assets of $76.5 million based on estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The excess of the purchase price over the net assets acquired totaled $105.3 million. These acquisitions were funded primarily with additional borrowings on our line of credit, as well as long-term borrowings by our Australian subsidiary. See Note 8 for a discussion regarding Olympic.

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

3.       Investment Securities

Available-for-sale investment securities consisted of the following:

                                        Net        Gross Unrealized      Market
                                                  ------------------
                                       Cost       Gains       Losses     Value
 -------------------------------------------------------------------------------
 (Dollars in thousands)
 September 30, 2000
    US government obligations        $  10,010   $      -    $   (122)  $  9,888
    Equity securities                   12,397        102        (914)    11,585
                                     ---------   --------    ---------  --------
    Total investment securities      $  22,407   $    102    $ (1,036)  $ 21,473
                                     =========   ========    ========   ========
 October 2, 1999
    US government obligations        $  10,010   $      -    $    (60)  $  9,950
    Equity securities                   10,083          -      (1,487)     8,596
                                     ---------   --------    ---------  --------
    Total investment securities      $  20,093   $      -    $ (1,547)  $ 18,546
                                     =========   ========    ========   ========

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

Notes to Consolidated Financial Statements

4.    Investments to Fund Liabilities to Jackpot Winners

Held-to-maturity investments to fund liabilities to jackpot winners consisted of the following:

                                   Amortized    Gross Unrealized       Market
                                               ------------------
                                     Cost      Gains       Losses      Value
-------------------------------------------------------------------------------
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

Since all proceeds from the sale of these securities were paid to jackpot winners, the net realized gain was offset by an equal loss on the settlement of winner liabilities. Below is a summary of sales of these securities for the years ended:


                              September 30,    October 2,  September 30,
                                   2000          1999          1998
 -----------------------------------------------------------------------
 (Dollars in thousands)
     Proceeds from sales          $3,020        $154,146         -
     Gross realized gains             99           5,682         -
     Gross realized losses            10           2,025         -


5.    Notes and Contracts Receivable

IGT grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

Notes to Consolidated Financial Statements

The following table represents the estimated future collections of notes and contracts receivable, net of allowances, at September 30, 2000:

      Fiscal Year                    Estimated Receipts
      -------------------------------------------------
      (Dollars in thousands)
      2001                                   $   76,320
      2002                                       40,996
      2003                                       14,125
      2004                                        4,159
      2005                                        1,402
      Thereafter                                 16,206
                                             ----------
                                             $  153,208
                                             ==========

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
                                          =========       =========



Occasionally, IGT has provided loans, other than for gaming equipment, to customers. With the acquisition of Sodak and the restructuring of CMS-International (CMS) (see Note 6), our portfolio of this type of loan has increased. Included in total notes and contracts receivable were loans of $49.4 million at September 30, 2000 and $27.6 million at October 2, 1999. Allowances for doubtful loans were $60,000 at September 30, 2000, and $58,000 at October 2, 1999. These loans are generally for terms of one to five years with interest at prevailing rates.


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

        Domestic Region
           Native American casinos                               30%
           Nevada                                                29%
           Riverboats (greater Mississippi River area)            7%
           Other US regions (individually less than 3%)          10%
                                                                ----
              Total domestic                                     76%
                                                                ----

Notes to Consolidated Financial Statements


         International Region
            Europe                                                7%
            Australia                                             6%
            Latin America                                         5%
            Other international (individually less than 3%)       6%
                                                                ----
               Total international                               24%
                                                                ----

            Total                                               100%
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

7.    Intangible Assets

Intangible assets consisted of the following:

                                                September 30,     October 2,
                                                    2000            1999
-----------------------------------------------------------------------------
(Dollars in thousands)
Intellectual property                           $    1,650        $    1,650
Excess of cost over net assets acquired            148,631           153,209
                                                ----------        ----------
                                                   150,281           154,859
Less accumulated amortization                       (6,543)           (2,823)
                                                ----------        ----------
                                                $  143,738        $  152,036
                                                ==========        ==========


During fiscal 1999, intangible assets increased by $111.9 million in connection with our acquisition of Sodak (see Note 2) and decreased by $86.8 million as a result of impairment charges recorded relating to our purchase of Olympic. See
Note 8 for a discussion of the reasons for the impairment charges.



8.    Impairment of Assets and Restructuring Costs

IGT - Australia

Acquisition of Olympic

As discussed in Note 2, IGT-Australia acquired the assets of Olympic in March 1998. The acquisition price was $110.5 million. The goal of the Olympic acquisition was to make our Australian operation a stronger and more efficient competitor in the Australian market place and enhance our profitability through the integration of our Australian operation and that of Olympic.

The Olympic purchase price was allocated to net tangible assets of $8.4 million, identifiable intangibles of $40.2 million, and $61.9 million to excess of cost over net assets acquired or goodwill. Net tangible assets were comprised of accounts receivable, raw materials, and manufacturing machinery and equipment, offset by accrued liabilities. The

Notes to Consolidated Financial Statements

identifiable intangible assets represented intellectual property consisting of technology, designs, know-how, patents, trademarks, brand names, and copyrights.

Due to events and difficulties we experienced related to the acquisition of Olympic, as described below, we recorded an impairment charge of $86.8 million in the fourth quarter of fiscal 1999.

Operational and Other Issues Encountered after Acquisition

After the acquisition, several unforeseen events negatively impacted our Australian operations and resulted in financial results much below those anticipated. Factors contributing to the unfavorable financial results included failure of the planned integration of our existing operations and those of Olympic, changes in our Australian management, adverse changes in the regulatory environment, product performance issues, and new competition. As discussed below, we experienced problems following the acquisition in March 1998 through September 1999. In the fourth quarter of fiscal 1999, management made the decision to abandon the Olympic product line and determined there was no current or future benefit in the identifiable assets acquired from Olympic. Impairment charges were recorded at that time.

In May 1998, the workers at the Olympic manufacturing facility in Melbourne went on strike. We were forced to combine manufacturing for both IGT and Olympic products in the existing Sydney plant much sooner than anticipated in the original integration plan. Additionally, several key staff of Olympic declined to relocate to Sydney. As a result, we experienced severe difficulty processing orders, manufacturing machines, and servicing customers. Australian management began focusing on the day-to-day product issues and the overall integration plans were not the priority. In June 1998, IGT-Australia's Managing Director who played a key role in the acquisition resigned. Turnover at this level of management hampered the execution of the integration plan and adversely affected the performance of the acquired operations.

In October 1998, new Australian regulations required that the approval process for new gaming machines and products use self-testing followed by a final review by regulators assigned to the individual gaming suppliers. When IGT and Olympic combined, we were given one regulatory approval channel instead of maintaining the two that the companies had before the acquisition. The implementation of the new self-testing processes combined with the decrease in regulatory resources resulted in delays in product approval, slowed the release of new products and adversely affected sales. In addition, we identified performance issues with the acquired product line. Olympic had developed two gaming machine platforms, the OA2 and the OA3, along with the Sentinel gaming system product. The OA2 machine hardware and operating system and the OA3 base platform were unstable, resulting in customer complaints and costly retrofits. The Sentinel product had technical problems that would have required additional investments to resolve. In March 1999, IGT-Australia's second Managing Director along with the IGT-Australia's Sales Director resigned. Competitors capitalized on our performance problems during this period and increased sales while our sales declined.

We continued to experience turnover in key positions when the Operations Manager resigned in the third quarter of 1999 and the IGT-Australia's Game Development Manager, Marketing Director, and Business Development Director resigned during the fourth quarter of 1999. Although the newest IGT-Australia's Managing Director had developed a revised business plan and implemented positive changes in the sales department, these improvements were not enough to overcome the problems that had developed from the time of the acquisition through the end of September 1999. Also in the fourth quarter of fiscal 1999, IGT management made the decision to abandon the OA2, OA3, and the Sentinel products acquired. We did not realize any benefit from what we thought would be complimentary products. The financial results during fiscal 1999 did not meet our expectations and our market share in Australia following the acquisition had declined instead of increased.

Notes to Consolidated Financial Statements

Development of Restructuring Plan and Recognition of Impairment

In the fourth quarter of fiscal 1999, management considered the available facts in determining a go-forward strategy for IGT-Australia. Given the unfavorable operating results, poor product performance, loss of customer confidence and market share, personnel turnover and changes in the regulatory operating environment in Australia, we believed we would not attain our original acquisition goals. Management concluded that it was in our best interest as a global gaming supplier to continue pursuing the Australian market and develop a comprehensive restructuring plan with several strategic initiatives aimed at stabilizing the Australian operations, reducing the overall complexity of the business and improving its operating performance. In connection with this plan, restructuring costs of $6.0 million were recognized in the fourth quarter of fiscal 1999, comprised of $4.0 million for inventory obsolescence and $2.0 million for asset and facility redundancy costs. During fiscal 2000, we recorded additional restructuring charges of $1.9 million related to the elimination of certain administrative and manufacturing positions in Australia. As of September 30, 2000, 130 positions were eliminated resulting in payments of $2.3 million. Other restructuring costs of $1.1 million were paid during fiscal 2000.

During the fourth quarter of 1999, due to the events and circumstances that had occurred since the acquisition of Olympic described above, we prepared a financial analysis to determine if, and to what extent, the identifiable intangible assets and goodwill recorded in connection with the acquisition of Olympic were impaired. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we estimated the projected future cash flows of the business based on reasonable and supportable assumptions and projections. This financial analysis indicated the expected discounted and undiscounted future cash flows were less than the carrying amounts of the intangible assets and goodwill, and the assets were fully impaired. These intangible assets held no remaining value and did not provide any future potential benefit.

The eventual success of the restructuring plan hinged on our ability to develop a simplified product plan incorporating hardware designs and software platforms not yet developed and a suite of games utilizing the new platform. Given our experiences with the pace of regulatory approval, there was uncertainty as to the actual time frame required to implement this initiative. Market acceptance of the reduced product set and player acceptance of the new games would be equally important. The plan included producing machines for the Australia market in the United States in order to achieve cost improvements. This would also require regulatory approval, which was again a significant uncertainty. Finally, the significant changes in management created an uncertainty whether these strategic initiatives could be successfully implemented.

Given the financial analysis, consideration of the risks and uncertainties of the restructuring plan along with the abandonment of all Olympic product lines, software, trademarks and brand names, we determined the total unamortized balance of intangible assets including intellectual property and goodwill was fully impaired. In accordance with SFAS 121, we recorded an impairment charge of $86.8 million in the fourth quarter of fiscal 1999.

IGT - Brazil

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

Notes to Consolidated Financial Statements

9.    Notes Payable

Notes payable consisted of the following:
                                                    September 30,   October 2,
                                                         2000          1999
-------------------------------------------------------------------------------
(Dollars in thousands)
Senior notes, net of unamortized discount            $  991,507     $  990,436
Credit facilities                                         4,621          3,278
                                                     ----------     ----------
     Total                                              996,128        993,714
Less current maturities                                  (4,621)        (3,278)
                                                     ----------     ----------
Long-term notes payable, net of current maturities   $  991,507     $  990,436
                                                     ==========     ==========


The following table represents the future fiscal year principal payments of our notes payable at September 30, 2000:


       Fiscal Year                              Principal Payments
       -----------------------------------------------------------
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

Notes to Consolidated Financial Statements

10.   Commitments

We lease certain of our facilities and equipment under various agreements for periods through the year 2006. The following table shows the future minimum rental payments required under these operating leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2000.

                                                   Operating
             Fiscal Year                            Leases
             -----------------------------------------------
             (Dollars in thousands)
             2001                                 $   5,637
             2002                                     3,489
             2003                                     1,558
             2004                                       638
             2005                                       194
             2006 and after                             198
                                                  ---------
             Total minimum payments               $  11,714
                                                  =========

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

11.   Jackpot Liabilities

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

         Fiscal Year                               Payments
         --------------------------------------------------
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
                                                 ==========

Notes to Consolidated Financial Statements

Jackpot liabilities include discounted payments due to winners for jackpots won, as well as amounts accrued for the cost of funding jackpots not yet won that are contractual obligations of IGT. Jackpot liabilities consist of the following:

                                                     September 30,   October 2,
                                                         2000           1999
 -------------------------------------------------------------------------------
 (Dollars in thousands)
 Gross payments due to jackpot winners                $ 412,653      $ 431,661
 Unamortized discount on payments to jackpot winners   (151,472)      (164,481)
 Accrual for jackpots not yet won                        62,746         90,776
                                                      ---------      ---------
      Total jackpot liabilities                         323,927        357,956
 Less current liabilities                               (55,942)       (64,061)
                                                      ---------      ---------
 Long-term jackpot liabilities                        $ 267,985      $ 293,895
                                                      =========      =========

We amortize the discounts on the jackpot liabilities to interest expense. During fiscal 2000, we recorded interest expense on jackpot liabilities of $17.3 million, $25.9 million in fiscal 1999, and $25.6 million in fiscal 1998. We were required to maintain cash and investments relating to systems liabilities totaling $38.8 million at September 30, 2000 and $54.6 million at October 2, 1999.

12.   Financial Instruments

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

Foreign Currency Management

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2000, IGT had net foreign currency exposure of $58.0 million hedged with $63.5 million in currency forward contracts. At October 2, 1999, we had net foreign currency exposure of $41.7 million, of which $38.8 million was hedged with currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

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

Other Off-Balance Sheet Instruments

In the normal course of business, IGT is a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. We had performance bonds outstanding that related to our operation of two lottery systems and a gaming machine route totaling $2.2 million at September 30, 2000 and $2.3 million at October 2, 1999. IGT is liable to reimburse the bond issuer in the event the bond is exercised as a result of our non-performance. We had outstanding letters of credit, issued under our line of credit (see Note 9), totaling $2.8 million at September 30, 2000 and $3.2 million at October 2, 1999, which were issued to insure payment by IGT to certain vendors and governmental agencies. Management does not expect any material losses to result from these off-balance-sheet instruments.

Notes to Consolidated Financial Statements

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

The following table presents the carrying amount and estimated fair value of IGT's financial instruments:

                                                 September 30,             October 2,
                                                     2000                     1999
                                             ---------------------    ---------------------
                                             Carrying    Estimated     Carrying   Estimated
                                              Amount    Fair Value      Amount   Fair Value
 ------------------------------------------------------------------------------------------
 Assets

    Cash and cash equivalents                $244,907   $244,907      $426,343    $426,343
    Investment securities                      21,473     21,473        18,546      18,546
    Notes and contracts receivable            153,208    139,086       135,857     125,581
    Investments to fund jackpot payments      257,665    267,243       262,932     268,242
 Liabilities
    Jackpot liabilities                       323,927    333,505       357,956     363,267
    Notes payable obligations                 996,128    981,141       993,714     955,778
 Foreign currency contracts
    On balance sheet                           63,467     61,481        38,813      39,860
    Off balance sheet                               -          -             -           -



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

Notes to Consolidated Financial Statements

13.   Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS for income before extraordinary item as of and for the years ended:

                                                     September 30,   October 2,    September 30,
                                                        2000           1999            1998
   ---------------------------------------------------------------------------------------------
   (Amounts in thousands, except per share amounts)
   Income before extraordinary item                    $156,792       $ 65,312       $152,446
                                                       ========       ========       ========

   Weighted average common shares outstanding            76,586         99,461        113,064
   Dilutive effect of stock options outstanding           1,643            777          1,639
                                                       --------       --------       --------
   Weighted average common and potential
     shares outstanding                                  78,229        100,238        114,703
                                                       ========       ========       ========

   Basic earnings per share                            $   2.05       $   0.65       $   1.35
   Diluted earnings per share                          $   2.00       $   0.65       $   1.33

  Number of common shares excluded from
      diluted EPS because option exercise price
      was greater than average market price                358           1,300            159


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

14.   Contingencies

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

Notes to Consolidated Financial Statements

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

15.   Income Taxes

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

The effective income tax rates differ from the statutory US federal income tax rates as follows for the years ended:

                                                    September 30,            October 2,             September 30,
                                                       2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                             Amount    Rate           Amount   Rate         Amount     Rate
                                                   ------    ----           ------   ----         ------     ----


Taxes at federal statutory rate                  $  85,745   35.0 %      $  35,488   35.0 %      $  82,086    35.0 %
Foreign subsidiaries tax                             2,410    0.9            3,657    3.6              591     0.3
State income tax, net                                5,109    2.3            2,670    2.6            2,049     0.9
Research and development credits                      (750)  (0.3)          (2,192)  (2.2)            (247)   (0.1)
Valuation allowance, IGT-Australia                   2,063    0.7            6,067    6.0                -     0.0
Expiration of tax contingencies                       (850)  (0.3)          (5,344)  (5.3)          (1,163)   (0.5)
Adjustment to estimated income tax accruals         (3,010)  (1.2)          (3,306)  (3.3)             272     0.1
Other, net                                          (2,522)  (1.1)            (959)  (0.8)          (1,502)   (0.7)
                                                 ---------   -----       ---------   -----       ---------   -----
Provision for income taxes                       $  88,195   36.0 %      $  36,081   35.6 %      $  82,086    35.0 %
                                                 =========   ====        =========   ====        =========    ====


Notes to Consolidated Financial Statements

Components of our provision for income taxes were as follows for the years ended:

                                   September 30,    October 2,   September 30,
                                       2000            1999          1998
    --------------------------------------------------------------------------
    (Dollars in thousands)
    Current
        Federal                     $   80,893      $  (11,602)   $ 106,431
        State                            5,645             358        4,657
        Foreign                          4,478           9,118        2,922
                                    ----------      ----------    ---------
        Total current                   91,016          (2,126)     114,010
                                    ----------      ----------    ---------
    Deferred
        Federal                         (2,270)         30,761      (30,862)
        State                              222           1,566       (2,149)
        Foreign                           (773)          5,880        1,087
                                    ----------      ----------    ---------
        Total deferred                  (2,821)         38,207      (31,924)
                                    ----------      ----------    ----------
    Provision for income taxes      $   88,195      $   36,081    $  82,086
                                    ==========      ==========    =========

Significant components of IGT's deferred tax assets and liabilities are as follows:

                                                                September 30,       October 2,
                                                                    2000              1999
 ---------------------------------------------------------------------------------------------
 (Dollars in thousands)
 Current deferred tax assets
     Reserves not currently deductible                          $   22,228          $  18,819
     Unrealized loss on currency translation adjustments             4,582                  -
     Foreign subsidiaries                                              652                883
     Unrealized loss on investment securities                          327                542
     Other                                                           1,297              3,733
                                                                ----------          ---------
 Net current deferred tax asset                                     29,086             23,977
                                                                ----------          ---------

 Non-current deferred tax assets
     Reserves not currently deductible                                 566                824
     Reserve differential for gaming activities                     69,869             64,669
     Foreign subsidiaries                                            8,268              6,161
     State income taxes                                              4,932              3,349
     Amortization of goodwill                                       30,157             28,380
     Other                                                           1,246              3,111
 Non-current deferred tax liabilities
     Difference between book and tax basis of property              (4,036)            (7,027)
     Amortization of goodwill                                       (2,137)            (1,599)
     Other                                                          (3,065)            (2,327)
                                                                ----------         ----------
     Total net non-current deferred tax asset                      105,800             95,541
     Valuation allowance (a)                                        (8,130)            (6,067)
                                                                ----------         ----------
 Net non-current deferred tax asset                                 97,670             89,474
                                                                ----------          ---------
 Net deferred tax asset                                         $  126,756          $ 113,451
                                                                ==========          =========


    (a) Our valuation allowance relates to the uncertainty of the realization of certain deferred tax assets for IGT-Australia.

Notes to Consolidated Financial Statements

16.   Other Comprehensive Income (Loss)

The components of IGT's other comprehensive income (loss) are as follows:

                                                                                  Tax
                                                              Before-Tax       (Expense)      Net-of-Tax
                                                               Amount          or Benefit       Amount
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended September 30, 2000
Unrealized holding gains (losses) arising during period      $    1,651        $   (578)      $    1,073
Reclassification adjustment to net income                        (1,038)            364             (674)
                                                             ----------        --------       ----------
Net unrealized gains (losses)                                       613            (214)             399
Foreign currency translation adjustments                         (1,900)            665           (1,235)
                                                             ----------        --------       ----------
Other comprehensive income (loss)                            $   (1,287)       $    451       $     (836)
                                                             ==========        ========       ==========

Year ended October 2, 1999
Unrealized holding gains (losses) arising during period      $    1,989        $   (696)      $    1,293
Reclassification adjustment to net income                        (5,589)          1,956           (3,633)
                                                             ----------        --------       ----------
Net unrealized gains (losses)                                    (3,600)          1,260           (2,340)
Foreign currency translation adjustments                            897            (314)             583
                                                             ----------        --------       ----------
Other comprehensive income (loss)                            $   (2,703)       $    946       $   (1,757)
                                                             ==========        ========       ==========

Year ended September 30, 1998
Unrealized holding gains (losses) arising during period      $    1,747        $   (612)      $    1,135
Reclassification adjustment to net income                          (959)            336             (623)
                                                             ----------        --------       ----------
Net unrealized gains (losses)                                       788            (276)             512
Foreign currency translation adjustments                        (13,240)          4,634           (8,606)
                                                             ----------        --------       ----------
Other comprehensive income (loss)                            $  (12,452)       $  4,358       $   (8,094)
                                                             ==========        ========       ==========


The components of our accumulated other comprehensive income (loss) are as follows:

                                             Unrealized         Foreign       Accumulated Other
                                           Gains (Losses)       Currency       Comprehensive
                                            on Securities      Translation         Loss
     ------------------------------------------------------------------------------------------
     (Dollars in thousands)
     Balance at September 30, 1998            $ 1,334           $  (8,554)      $  (7,220)
     Current-period change                     (2,340)                583          (1,757)
                                              -------           ---------       ---------

     Balance at October 2, 1999                (1,006)             (7,971)         (8,977)
     Current-period change                        399              (1,235)           (836)
                                              -------           ---------       ---------

     Balance at September 30, 2000            $  (607)          $  (9,206)      $  (9,813)
                                              =======           =========       =========


Notes to Consolidated Financial Statements

17.   Employee Benefit Plans

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

                                            Number        Weighted Average
                                           of Shares       Exercise Price
    -----------------------------------------------------------------------
    Outstanding at September 30, 1997      5,556,737          $ 14.56
    Granted                                  809,617          $ 23.30
    Forfeited or expired                    (170,984)         $ 17.63
    Exercised                               (617,742)         $ 10.27
                                         -----------

    Outstanding at September 30, 1998      5,577,628          $ 16.19
    Granted                                  500,499          $ 17.83
    Forfeited or expired                    (280,822)         $ 17.57
    Exercised                               (179,636)         $ 20.09
                                         -----------

    Outstanding at October 2, 1999         5,617,669          $ 16.43
    Granted                                  456,208          $ 21.98
    Forfeited or expired                    (236,767)         $ 19.99
    Exercised                               (718,485)         $ 15.76
                                         -----------

    Outstanding at September 30, 2000      5,118,625          $ 16.85
                                         ===========


    Options exercisable at:
        September 30, 2000                 3,341,790          $ 15.44
        October 2, 1999                    3,217,047          $ 15.14
        September 30, 1998                 2,540,732          $ 14.25

Notes to Consolidated Financial Statements

The following table summarizes information for stock options outstanding and exercisable at September 30, 2000 in order to assess the number and timing of shares that may be issued and the cash that may be received as a result of options exercised:

                                               Outstanding                                Exercisable
                            --------------------------------------------------    ---------------------------
                                                Weighted Average   Weighted                      Weighted
       Range of                Number              Remaining        Average         Number        Average
    Exercise Prices         Outstanding        Contractual Life Exercise Price    Exercisable Exercise Price
------------------------    -----------        ---------------- --------------    ----------- ---------------
$   7.8750 - $ 13.2500       1,969,119               5.2          $  12.97         1,832,264     $  12.99
   13.6250 -   15.5000         619,540               6.1             15.26           518,204        15.37
   15.6250 -   18.8750       1,218,283               7.4             17.90           388,186        17.73
   19.0000 -   30.3125       1,311,683               7.3             22.47           603,136        21.46
                             ---------                                            ----------

    7.8750 -   30.3125       5,118,625               6.4             16.85         3,341,790        15.44
                             =========                                            ==========

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

If compensation expense for IGT's three stock-based compensation plans had been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below for the years ended:

                                                                September 30,    October 2,    September 30,
                                                                   2000            1999            1998
         ---------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)
         Net income
              As reported                                       $  156,792       $ 62,058       $  152,446
              Pro forma                                            153,495         57,793          146,948
         Basic earnings per share
              As reported                                       $     2.05       $   0.62       $     1.35
              Pro forma                                               2.00           0.58             1.30
         Diluted earnings per share
              As reported                                       $     2.00       $   0.62       $     1.33
              Pro forma                                               1.96           0.58             1.28
         Weighted average fair value of options
              granted during the year                           $    10.06       $   7.76       $     8.27
         Weighted average fair value of restricted stock
              awards granted during the year                    $        -       $  17.82       $    23.75


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

18.   Related Party Transactions

Joint Ventures

We operate certain MegaJackpots(TM) systems under joint venture agreements with various gaming or gaming related companies. Activities of these joint ventures include placement of progressive system and other participation games and pursuit of video lottery opportunities. At September 30, 2000 we had three active joint ventures of this nature. Additionally, IGT-UK designs games under a joint venture agreement with its main European distributor. We own a 50% share in each of these joint ventures.

The following is a table of our transactions with joint ventures as of and for the years ended:

                                                September 30,     October 2,   September 30,
                                                    2000            1999           1998
 -------------------------------------------------------------------------------------------
 (Dollars in thousands)
 Net earnings of unconsolidated affiliates       $  105,991       $ 75,556      $  65,181
 Asset and expense transfers                         68,273         27,253         45,390
 Capital contributions                                   -          22,275          1,422
 Accounts receivable balance                          5,007         29,700          6,902
 Largest amount of indebtedness outstanding
   at anytime during the year                         9,615         29,700         25,513


We apply the equity method of accounting to our joint ventures. The following is summarized financial information from our largest joint venture partner, the Spin for Cash Wide Area Progressive Joint Venture (Spin for Cash) with Anchor Gaming, as of and for the years ended:

                               September 30,   October 2,    September 30,
                                   2000           1999           1998
--------------------------------------------------------------------------
(Dollars in thousands)
Revenues                        $  375,379     $293,460       $246,851
Costs and expenses                 168,716      145,572        117,294
Operating Income                   206,663      147,888        129,557
Net income                         211,932      149,958        130,979

Current Assets                  $  143,461     $ 103,367      $ 73,753
Non-Current Assets                 109,603        96,576        97,989
Total Assets                       253,064       199,943       171,742

Current Liabilities             $   30,736   $    56,936      $ 20,863
Non-Current Liabilities             81,575        66,197        86,952
Total Liabilities                  112,311       123,133       107,815

Notes to Consolidated Financial Statements

Other Related Parties

A member of our Board of Directors was also a director and officer of the parent company of additional Nevada gaming businesses. In Iowa, our progressive jackpot systems are administered by a trust that we manage from which net profits are transferred to IGT. We recorded the following transactions from these related parties as of and for the years ended:

                                                   September 30,     October 2,   September 30,
                                                        2000             1999          1998
 ----------------------------------------------------------------------------------------------
 (Dollars in thousands)
 Revenues recognized                                 $  10,289        $  20,748     $ 19,813
 Contracts and accounts receivable balance               1,067            3,685        1,307
 Largest amount of indebtedness outstanding at
   any time during the year                              3,704            4,562        2,047


19.   Supplemental Statement of Cash Flows Information

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

20.      Business Segments

IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, referred to as "product sales", and the development, marketing and operation of wide-area progressive systems and gaming equipment leasing, referred to as "proprietary gaming". The proprietary gaming segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Gaming operations and joint venture activities are viewed as a single business segment because the nature of the products in the joint ventures are the same as the products in our wholly-owned gaming operations. The same management group monitors all activities of the proprietary gaming segment. The joint venture is an integral part of our proprietary gaming segment.


Earnings of unconsolidated affiliates are recorded net of expenses using the equity method of accounting. Depreciation and amortization expenses are part of earnings of unconsolidated affiliates reported on our

Notes to Consolidated Financial Statements

income statement and represent our 50% share of these joint venture expenses. Assets of our unconsolidated affiliates presented below represent our investment in unconsolidated affiliates as recorded on our balance sheet. The additions to long-lived assets for the joint venture activities are recorded on the Spin for Cash financial statements. See Note 18.

The table below presents information as to our operations by our two business segments as of and for the years ended:

                                                          September 30,       October 2,      September 30,
                                                             2000               1999              1998
     ------------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     Revenues
        Product sales                                   $     603,381        $    576,598    $    477,024
        Proprietary gaming
           Gaming operations                                  295,023             277,508         281,918
           Earnings of unconsolidated affiliates              105,991              75,556          65,181
                                                        -------------        ------------    ------------
        Total proprietary gaming                              401,014             353,064         347,099
                                                        -------------        ------------    ------------
        Total                                               1,004,395             929,662         824,123
        Less earnings of
           unconsolidated affiliates                         (105,991)            (75,556)        (65,181)
                                                         ------------        ------------    ------------
           Total revenues                               $     898,404        $    854,106    $    758,942
                                                        =============        ============    ============

     Operating Profit (Loss)
        Product sales                                   $      95,549        $     (2,495)   $    121,192
        Proprietary gaming
           Gaming operations                                  106,521              83,024          80,152
           Earnings of unconsolidated affiliates               84,331              61,360          53,791
                                                        -------------        ------------    ------------
        Total proprietary gaming                              190,852             144,384         133,943
                                                        -------------        ------------    ------------
        Total                                                 286,401             141,889         255,135
        Other non-allocated expense                          (41,414)             (40,496)        (20,603)
                                                        -------------        ------------    ------------
     Income Before Income Taxes and
       Extraordinary Item                               $     244,987        $    101,393    $    234,532
                                                        =============        ============    ============

     Depreciation and Amortization
        Product sales                                   $       5,294        $      5,681    $      4,816
        Proprietary gaming
           Gaming operations                                   28,196              31,812          21,043
           Earnings of unconsolidated affiliates               12,640              10,351           7,513
        Corporate                                              20,897              23,955          18,635
                                                        -------------        ------------    ------------
        Total                                                  67,027              71,799          52,007
        Less earnings of
           unconsolidated affiliates                          (12,640)            (10,351)         (7,513)
                                                        -------------        ------------     -----------
           Total depreciation and amortization          $      54,387        $     61,448     $    44,494
                                                        =============        ============     ===========


Notes to Consolidated Financial Statements


                                                    September 30,      October 2,    September 30,
                                                        2000             1999            1998
--------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
   Product sales                                   $     690,219     $    700,684    $    638,618
   Proprietary gaming
      Gaming operations                                  580,469          544,968         722,834
       Earnings of unconsolidated affiliates              70,601           49,996          32,015
   Corporate                                             282,427          469,412         150,161
                                                   -------------     ------------    ------------
     Total assets                                  $   1,623,716     $  1,765,060    $  1,543,628
                                                   =============     ============    ============

Additions to Long-Lived Assets
   Product sales                                   $       6,670     $      6,591    $      4,013
   Proprietary gaming
      Gaming operations                                   34,765           48,641          35,789
      Earnings of unconsolidated affiliates                    -                -               -
   Corporate                                              10,009           10,367          11,084
                                                   -------------     ------------    ------------
      Total additions to long-lived assets         $      51,444     $     65,599    $     50,886
                                                   =============     ============    ============


The table below presents information as to our operations by geographical regions as of and for the years ended:

                                                       September 30,      October 2,       September 30,
                                                          2000                1999             1998
     ---------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     Revenues
        Domestic
           Unaffiliated customers                     $    764,035        $    666,685     $    634,695
           Inter-area transfers                             87,082              39,395           36,809
        International
           Unaffiliated customers                          240,360             262,977          189,428
           Inter-area transfers                              8,107              10,935            7,023
        Eliminations                                       (95,189)            (50,330)         (43,832)
                                                      ------------        ------------     ------------
       Total                                             1,004,395             929,662          824,123
        Less earnings of
           unconsolidated affiliates                      (105,991)            (75,556)         (65,181)
                                                      ------------        ------------     ------------
           Total revenues                             $    898,404        $    854,106     $    758,942
                                                      ============        ============     ============

     Identifiable Assets
        Domestic                                      $  1,324,787        $  1,420,827     $  1,234,768
        International                                      155,191             192,197          177,308
                                                      ------------        ------------     ------------
           Total identifiable assets                  $  1,479,978        $  1,613,024     $  1,412,076
                                                      ============        ============     ============

     Additions to Long-Lived Assets
        Domestic                                      $     45,869        $     58,137     $     46,318
        International                                        5,575               7,462            4,568
                                                      ------------        ------------     ------------
           Total additions to long-lived assets       $     51,444        $     65,599     $     50,886
                                                      ============        ============     ============

Notes to Consolidated Financial Statements

On a consolidated basis we do not recognize inter-segment revenues or expenses upon the transfer of gaming products between subsidiaries. Operating profit is revenue, earnings of unconsolidated affiliates, and interest income related to investments to fund jackpot liabilities, less cost of sales and operating expenses, including related depreciation and amortization, provisions for bad debts, interest expense, and an allocated portion of selling, general and administrative and research and development expenses. Other expense not allocated to an operating segment includes interest expense, interest income and gain (loss) on sale of assets.


21.   Selected Quarterly Financial Data (Unaudited)

                                             First Qtr       Second Qtr        Third Qtr      Fourth Qtr
     ----------------------------------------------------------------------------------------------------
     (Dollars in thousands, except per share amount and stock prices)
     2000
     Total revenues                        $  185,651        $  193,284       $  236,030      $  283,439
     Gross profit                              84,140            85,140          104,288         124,280
     Earnings of unconsolidated
      affiliates                               20,866            24,769           27,640          32,716
     Income from operations                    49,636            54,163           72,167          91,562
     Net income                                42,404            24,760           37,627          52,001

     Diluted earnings per share            $     0.49        $     0.33       $     0.51      $     0.70

     Stock price
      High                                 $  20.6250        $  22.4375       $  28.5625      $  34.5000
      Low                                  $  17.5625        $  17.4375       $  20.2500      $  26.8750

     1999
     Total revenues                        $  202,855        $  203,083       $  239,723      $  208,445
     Gross profit                              77,468            83,435           99,625          85,133
     Earnings of unconsolidated
      affiliates                               18,851            17,788           19,136          19,781
     Income (loss) from operations             48,394            50,429           63,334         (45,839)
     Net income (loss)                         34,444            33,831           34,267         (40,484)

     Diluted earnings (loss) per share     $     0.32        $     0.32       $     0.36      $    (0.45)

     Stock price
      High                                 $  24.5000        $  23.4375       $  19.5000      $  19.2500
      Low                                  $  16.5000        $  14.3750       $  14.6875      $  16.1875


Notes to Consolidated Financial Statements


                                            First Qtr        Second Qtr        Third Qtr      Fourth Qtr
     ---------------------------------------------------------------------------------------------------
     (Dollars in thousands, except per share amount and stock prices)

     1998
     Total revenues                        $  153,238        $  166,362       $  204,390      $  234,952
     Gross profit                              64,027            73,670           88,362          95,018
     Earnings of unconsolidated
      affiliates                               11,773            15,728           18,592          19,088
     Income from operations                    42,786            53,223           60,210          62,658
     Net income                                29,665            35,492           45,595          41,694

     Diluted earnings per share            $     0.26        $     0.31       $     0.40      $     0.37

     Stock price
      High                                 $  26.8125        $  26.1875       $  28.5625      $  28.8750
      Low                                  $  21.8750        $  23.1875       $  23.6250      $  18.5000


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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
         Form 8-K

(a)(1)   Consolidated Financial Statements:

                  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)   Consolidated Financial Statement Schedule:              Page
                                                                 ----

                  II       Valuation and Qualifying Accounts      73

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

4.3 Registration Rights Agreement, dated as of May 11, 1999, by and among International Game Technology, Salomon Smith Barney Inc., BNY Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.3 to Registration Statement No.333-81257, Form S-4 filed by Registrant).

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

10.10 Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999. (incorporated in reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended October 2, 1999)

10.11 Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000).

10.12    IGT Deferred Compensation Plan

10.13 Employment Agreement with G. Thomas Baker, Chief Executive Officer, President, and Chief Operating Officer dated December 6, 2000.

10.14 International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I and 1998-II)

21       Subsidiaries

23       Independent Auditors' Consent

24       Power of Attorney (see page 72 hereof)

27       Financial data schedule

(b)      Reports on Form 8-K

         None

99.1 Financial statements of Spin for Cash Wide Area Progressive Joint Venture for the years ended September 30, 2000, 1999 and 1998.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3 day of August, 2001.

                          International Game Technology

                          By:/s/   G. Thomas Baker
                             --------------------------------------
                             G. Thomas Baker
                             President, Chief Executive Officer and
                             Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                             Date

*                                           Chairman of the Board of Directors            August 3, 2001
-----------------------------------
Charles N. Mathewson



/s/ G. Thomas Baker                         President, Chief Executive Officer,           August 3, 2001
-----------------------------------         Chief Operating Officer,
G. Thomas Baker                             Treasurer and Dirctor (Principal
                                            Exexutive Officer)

/s/ Maureen Mullarkey                       Chief Financial Officer, and Sr. Vice         August 3, 2001
-----------------------------------         President, Finance (Principal Financial
                                            Accounting Officer)

*                                           Director and Vice Chairman of the             August 3, 2001
-----------------------------------         Board of Directors
Albert J. Crosson

*                                           Director                                      August 3, 2001
-----------------------------------
Robert A. Bittman

*                                           Director                                      August 3, 2001
-----------------------------------
Wilbur K. Keating

*                                           Director                                      August 3, 2001
-----------------------------------
Robert Miller

*                                           Director                                      August 3, 2001
-----------------------------------
Frederick B. Rentschler

*                                           Director                                      August 3, 2001
-----------------------------------
Rockwell A. Schnabel



* By:  /s/ G. Thomas Baker
-----------------------------------
G. Thomas Baker
Attorney-in-Fact



SCHEDULE II - Consolidated Valuation and Qualifying Accounts



                          Balance at              Increase (Decrease)  Balance
                           Beginning                      in           at End
                           of Period   Provisions  Unrealized Gains   of Period
--------------------------------------------------------------------------------

(Dollars in thousands)
Valuation Allowance on
   Investment Securities:

    Year ended 09/30/98     $  1,265      $    -       $     788       $  2,053
                            ========      ======       =========       ========

    Year ended 10/02/99     $  2,053      $    -       $  (3,600)      $ (1,547)
                            ========      ======       =========       ========
    Year ended 09/30/00     $(1,547)      $    -       $     613       $   (934)
                            =======       ======       =========       ========

`


                            Balance at                 Recoveries       Accounts    Balance
                            Beginning                      and           Written    at End
                             of Period  Provisions   Reclassifications     Off     of Period
---------------------------------------------------------------------------------------------

(Dollars in thousands)

Allowance for
   Doubtful Accounts:

    Year ended 09/30/98     $   5,899      $   927      $     351        $  1,665   $   5,512
                            =========      =======      =========        ========   =========
    Year ended 10/02/99     $   5,512      $ 3,959      $       6        $    573   $   8,904
                            =========      =======      =========        ========   =========
    Year ended 09/30/00     $   8,904      $ 1,902      $  10,418        $  7,393   $  13,831
                            =========      =======      =========        ========   =========



Allowance for
   Doubtful Notes and
   Contracts Receivable:


    Year ended 09/30/98     $  18,229      $ 3,808      $    246         $   5,555  $  16,728
                            =========      =======      ========         =========  =========
    Year ended 10/02/99     $  16,728      $ 4,194      $    291         $   1,559  $  19,654
                            =========      =======      ========         =========  =========
    Year ended 09/30/00     $  19,654      $ 8,251      $ (5,605)        $   4,267  $  18,033
                            =========      =======      ========         =========  =========



                            Balance at                  Disposed     Balance
                            Beginning                    of and       at End
                             of Period  Provisions    Written Off    of Period
-------------------------------------------------------------------------------

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