Form 10-Q/A
period 2000-12-30
INTERNATIONAL GAME TECHNOLOGY
filed 2001-08-03
CIK 353944

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

                                Table of Contents

                         Part I - Financial Information
                                                                            Page
Item 1. Financial Statements:
          Condensed Consolidated Statements of Income -
            Three Months Ended December 30, 2000 and January 1, 2000.........5

          Condensed Consolidated Balance Sheets -
            December 30, 2000 and September 30, 2000.........................6

          Condensed Consolidated Statements of Cash Flows -
            Three months ended December 30, 2000 and January 1, 2000.........8

          Notes to Condensed Consolidated Financial Statements..............10

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........21


                                                 Part II - Other Information
Item 1. Legal Proceedings...................................................22
Item 2. Changes in Securities...............................................22
Item 3. Defaults Upon Senior Securities.....................................22
Item 4. Submission of Matters to a Vote of Security Holders.................22
Item 5. Other Information...................................................22
Item 6. Exhibits and Reports on Form 8-K....................................22

Signature...................................................................23

                         Part I - Financial Information

Item 1.  Financial Statements

General
The following unaudited condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as IGT, Company, we, our, and us) and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year ended September 30, 2000. Operating results for current periods do not necessarily indicate the results that may be expected for the fiscal year ending September 29, 2001.

You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Amended Form 10-K/A for the fiscal year ended September 30, 2000. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the unaudited condensed consolidated financial statements presented for the prior year comparable period have been reclassified to be consistent with the presentation used in the current fiscal period. In this report and in each of our reports, as amended, beginning with our Report on Form 10-K for the year ended September 30, 2000, we have reclassified our presentation of earnings from unconsolidated joint venture operations. We previously reported earnings from unconsolidated joint ventures, net of expenses, as a component of gaming operations revenues. In each of our reports as amended, beginning with our Report on Form 10-K for the year ended September 30, 2000 and going forward, we will report the net results of our unconsolidated joint ventures as a separate component of operating income on our income statement under a separate caption titled Earnings of Unconsolidated Affiliates. This reclassification has no impact on our operating income, net income, or earnings per share as reflected on our consolidated statements of income and no impact on our consolidated balance sheets and statement of cash flows.

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

IGT designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this filing and their related trademark and copyright ownership information are: "The Addams Family" is developed under agreement with Monaco Entertainment Corporation; "Elvis, Elvis Presley, and King of Rock `n' Roll" are registered trademarks of Elvis Presley Enterprises, Inc.; "Jeopardy!"(R) is a registered trademark of Jeopardy Productions, Inc.; "Wheel of Fortune"(R) is a registered trademark of Califon Productions, Inc.; "Regis' Cash Club" is a game developed in conjunction with Philbin Enterprises; "$1,000,000 Pyramid "(TM) is a trademark of CPT Holdings, Inc.; "I Dream of Jeannie" (TM) is a trademark of CPT Holdings, Inc.,; "The Three Stooges"(R), the characters, names and all related indicia are trademarks of C3 Entertainment, Inc.; " The Honeymooners"(TM) is a trademark used under license; "Let's Make A Deal"(R) is a trademark of Let's Make a Deal, is registered in the US and is pending elsewhere, and is used under license; "Beverly Hillbillies" (TM) is a trademark of CBS Worldwide Inc.; "Lifestyles of the Rich and Famous"(TM) is a trademark of Rysher Entertainment, Inc.; "The Munsters" is a trademark of Universal Studios, licensed by

Item 1. Financial Statements

Universal Studios Licensing, Inc.; "American Bandstand"(R)is a trademark of Dick Clark Productions, Inc.; "Wheel of Gold" and "Totem Pole" are federally registered trademarks of Anchor Gaming.

Condensed Consolidated Statements of Income

                                                                   Three Months Ended
                                                             -----------------------------
                                                             December 30,      January 1,
                                                                 2000             2000
------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
   Product sales                                               $  192,350       $  109,760
   Gaming operations                                               78,079           75,891
                                                               ----------       ----------
   Total revenues                                                 270,429          185,651
                                                               ----------       ----------

Costs and Expenses
   Cost of product sales                                          115,203           68,200
   Cost of gaming operations                                       34,055           33,311
   Selling,general and administrative                              39,598           32,968
   Depreciation and amortization                                    4,869            5,396
   Research and development                                        14,086           13,388
   Provision for bad debts                                          5,752            1,839
   Impairment of assets and restructuring                            (500)           1,779
                                                               ----------       ----------
   Total costs and expenses                                       213,063          156,881
                                                               ----------       ----------

Earnings of Unconsolidated Affiliates                              31,302           20,866
                                                               ----------       ----------

Income from Operations                                             88,668           49,636
                                                               ----------       ----------

Other Income (Expense)
   Interest income                                                 12,345           14,104
   Interest expense                                               (25,105)         (25,293)
   Gain (loss) on the sale of assets                                  109              (10)
   Other                                                              477           27,819
                                                               ----------       ----------
   Other income (expense), net                                    (12,174)          16,620
                                                               ----------       ----------
Income Before Income Taxes                                         76,494           66,256
Provision for Income Taxes                                         28,303           23,852
                                                               ----------       ----------
Net Income                                                     $   48,191       $   42,404
                                                               ==========       ==========

Basic Earnings Per Share                                       $     0.66       $     0.49
                                                               ==========       ==========

Diluted Earnings Per Share                                     $     0.64       $     0.49
                                                               ==========       ==========

Weighted Average Common Shares Outstanding                         72,761           86,401

Weighted Average Common and Potential Shares Outstanding           75,596           87,180





   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                December 30,     September 30,
                                                                   2000              2000
-----------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
     Current assets
        Cash and cash equivalents                             $    219,302     $    244,907
        Investment securities, at market value                      23,666           21,473
        Accounts receivable, net of allowances for doubtful
           accounts of $16,217 and $13,831                         242,756          219,948
        Current maturities of long-term notes and contracts
           receivable, net of allowances                            67,496           76,320
        Inventories, net of allowances for obsolescence
           of  $30,729 and $24,304:
           Raw materials                                            98,656           98,081
           Work-in-process                                           5,085            4,593
           Finished goods                                           63,427           44,315
                                                              ------------     ------------
           Total inventories                                       167,168          146,989
                                                              ------------     ------------
        Investments to fund liabilities to jackpot winners          28,161           27,939
        Deferred income taxes                                       29,877           29,086
        Prepaid expenses and other                                  57,726           47,564
                                                              ------------     ------------
           Total Current Assets                                    836,152          814,226
                                                              ------------     ------------

       Long-term notes and contracts receivable,
           net of allowances and current maturities                 86,491           76,888
       Property, plant and equipment, at cost
        Land                                                        19,903           19,889
        Buildings                                                   75,990           75,891
        Gaming operations equipment                                 98,456           87,918
        Manufacturing machinery and equipment                      124,351          121,512
        Leasehold improvements                                       5,040            4,996
                                                              ------------     ------------
          Total                                                    323,740          310,206
        Less accumulated depreciation and amortization            (150,887)        (143,297)
                                                              ------------     ------------
          Property, plant and equipment, net                       172,853          166,909
                                                              ------------     ------------
     Investments to fund liabilities to jackpot winners            231,082          229,726
     Deferred income taxes                                          97,864           97,670
     Intangible assets, net                                        143,153          143,738
     Other assets                                                   92,558           94,559
                                                              ------------     ------------
           Total Assets                                       $  1,660,153     $  1,623,716
                                                              ============     ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                               December 30,     September 30,
                                                                  2000              2000
-----------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
     Current liabilities
        Current maturities of long-term notes payable         $          -     $      4,621
        Accounts payable                                            71,637           76,387
        Jackpot liabilities                                         69,456           55,942
        Accrued employee benefit plan liabilities                   12,705           31,425
        Accrued interest                                            10,875           31,369
        Other accrued liabilities                                   70,747           59,249
                                                              ------------     ------------
           Total Current Liabilities                               235,420          258,993
     Long-term notes payable, net of current maturities            991,790          991,507
     Long-term jackpot liabilities                                 259,424          267,985
     Other liabilities                                               8,596            8,646
                                                              ------------     ------------
           Total Liabilities                                     1,495,230        1,527,131
                                                              ------------     ------------

     Commitments and contingencies                                       -                -

     Stockholders' equity
        Common stock: $.000625 par value; 320,000,000
           shares authorized; 154,395,446 and 153,739,686
           shares issued                                                96               96
        Additional paid-in capital                                 296,176          278,825
        Retained earnings                                        1,091,375        1,043,184
        Treasury stock: 81,170,767 shares, at cost              (1,215,707)      (1,215,707)
        Accumulated other comprehensive loss                        (7,017)          (9,813)
                                                              ------------     ------------
           Total Stockholders' Equity                              164,923           96,585
                                                              ------------     ------------
           Total Liabilities and Stockholders' Equity         $  1,660,153     $  1,623,716
                                                              ============     ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                                   Three Months Ended
                                                                            -------------------------------
                                                                            December 30,         January 1,
                                                                               2000                2000
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
     Net income                                                              $   48,191        $   42,404
                                                                             ----------        ----------
     Adjustments to reconcile net income to net cash
        provided by  (used in) operating activities:
        Depreciation and amortization                                            13,573            14,583
        Amortization of discounts and deferred offering costs                       646               597
        Provision for bad debts                                                   5,752             1,839
        Provision for inventory obsolescence                                      6,966             2,230
        Gain (loss) on the sale of assets                                          (109)               10
        Common stock awards                                                         132               320
        (Increase) decrease in assets:
          Receivables                                                           (24,041)           24,624
          Inventories                                                           (40,817)           (7,108)
          Prepaid expenses and other                                            (12,539)            4,641
          Other assets                                                           (2,048)             (665)
          Net accrued and deferred income taxes, net of tax
              benefit of employee stock plans                                    10,835            (4,851)
        Decrease in accounts payable and accrued liabilities                    (39,341)          (40,242)
        Impairment (recoveries) of assets and restructuring charges                (500)            1,779
        Earnings of unconsolidated affiliates (in excess of) less
          than distributions                                                      3,548            (6,012)
        Other                                                                         -              (343)
                                                                             ----------        ----------
                Total adjustments                                               (77,943)           (8,598)
                                                                             ----------        ----------
           Net cash provided by (used in) operating activities                  (29,752)           33,806
                                                                             ----------        ----------




   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                          -----------------------------
                                                                          December 30,       January 1,
                                                                             2000               2000
 ------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
      Investment in property, plant and equipment                            (4,470)           (2,809)
      Proceeds from sale of property, plant and equipment                       238               594
      Purchase of investment securities                                           -              (440)
      Proceeds from sale of investment securities                               812                 -
      Proceeds from investments to fund liabilities to
         jackpot winners                                                      5,594             5,604
      Purchase of investments to fund liabilities to jackpot
         winners                                                             (7,172)           (4,854)
      Cash advanced on loans receivable                                     (10,068)          (18,169)
      Cash received on loans receivable                                       6,006               661
      Proceeds from sale of other assets                                          -            41,667
      Investment in unconsolidated affiliates                                     -               (55)
                                                                        -----------       -----------
         Net cash provided by (used in) investing activities                 (9,060)           22,199
                                                                        -----------       -----------
Cash Flows from Financing Activities
      Principal payments on debt                                             (4,549)           (2,572)
      Proceeds from long-term debt                                                -               637
      Payments on jackpot liabilities                                       (13,582)          (14,291)
      Collections from systems to fund jackpot liabilities                   20,799            22,622
      Proceeds from employee stock plans                                     11,069               945
      Purchases of treasury stock                                                 -           (26,685)
                                                                       ------------       -----------
         Net cash provided by (used in) financing activities                 13,737           (19,344)
                                                                        -----------       -----------
Effect of Exchange Rate Changes on Cash and Cash
      Equivalents                                                              (530)              175
                                                                         ----------        ----------
Net Increase (Decrease) in Cash and Cash Equivalents                        (25,605)          36,836
Cash and Cash Equivalents at:
      Beginning of Period                                                   244,907           426,343
                                                                         ----------        ----------
      End of Period                                                      $  219,302        $  463,179
                                                                         ==========        ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                  December 30,     September 30,
                                     2000              2000
       ---------------------------------------------------------
       (Dollars in thousands)
       Current                     $16,018           $14,607
       Long-term                     4,500             3,426
                                   -------           -------
                                   $20,518           $18,033
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

      Domestic Region
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

      International Region
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
                                                                     =====

Notes to Condensed Consolidated Financial Statements



3        Intangible Assets

Intangible assets consisted of the following:

                                             December 30,        September 30,
                                                 2000                2000
 ------------------------------------------------------------------------------
 (Dollars in thousands)
 Intellectual property                       $    1,650          $    1,650
 Excess of cost over net assets acquired        149,087             148,631
                                             ----------          ----------
                                                150,737             150,281
 Less accumulated amortization                   (7,584)             (6,543)
                                             ----------          ----------
                                             $  143,153          $  143,738
                                             ==========          ==========


4.       Impairment of Assets and Restructuring Costs

IGT -Australia
In the fourth quarter of fiscal 1999, given the unfavorable operating results, poor product performance, loss of customer confidence and market share, personnel turnover and changes in the regulatory environment in Australia, we determined it necessary to re-evaluate the recoverability of the identifiable intangible assets and goodwill recorded in connection with IGT-Australia's March 1998 acquisition of Olympic Amusements Pty. Ltd. As a result of our review, we determined that the total unamortized balance of the identifiable intangible assets and goodwill was impaired and recorded a charge of $86.8 million. In an effort to return IGT-Australia to a profitable operation, we also developed a restructuring plan. In connection with the plan, in the fourth quarter of fiscal 1999 we recorded a total of $6.0 million in restructuring costs, composed of $4.0 million for inventory obsolescence and $2.0 million for asset and facility redundancy costs. During fiscal 2000, we recorded additional restructuring charges of $1.9 million related to employee terminations. As of December 30, 2000 the restructuring plan for IGT-Australia was substantially complete. No additional charges were recorded in fiscal 2001. While we have been sucessful in returing IGT-Australia to profitablity, we operate in a highly competitive and stringent regulatory environment.

IGT-Brazil
In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. Payments collected for receivables previously considered fully impaired totaled $500,000 and $358,000 in the first quarter of fiscal 2001 and 2000.

Notes to Condensed Consolidated Financial Statements


5.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS:


                                                                     Three Months Ended
                                                                -----------------------------
                                                                December 30,       January 1,
                                                                    2000             2000
---------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)

Income before extraordinary item                                  $  48,191         $ 42,404
                                                                  =========         ========

Weighted average common shares outstanding                           72,761           86,401
Dilutive effect of stock options outstanding                          2,835              779
                                                                  ---------         --------
Weighted average common and potential shares
    outstanding                                                      75,596           87,180
                                                                  =========         ========

Basic earnings per share                                          $    0.66         $   0.49
Diluted earnings per share                                        $    0.64         $   0.49

Number of common shares excluded from diluted EPS because
    option exercise price was greater than average market price         148            1,293


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

7.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                                   Three Months Ended
                                            ----------------------------------
                                            December 30,            January 1,
                                               2000                   2000
------------------------------------------------------------------------------
(Dollars in thousand)
Net income                                    $ 48,191              $42,404
Net change in other comprehensive income         2,796               (1,182)
                                              --------              -------
Comprehensive income                          $ 50,987              $41,222
                                              ========              =======


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

Notes to Condensed Consolidated Financial Statements

Payments of interest were $45.1 million for the first three months of fiscal 2001 and $44.6 million for the first three months of fiscal 2000. Payments for income taxes were $12.8 million and $25.9 million for the three months ended December 30, 2000 and January 1, 2000.

9.       Contingencies

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

Notes to Condensed Consolidated Financial Statements

10.      Business Segments

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

The table below presents information as to our operations by these lines of business as of:


                                                                     Three Months Ended
                                                              --------------------------------
                                                              December 30,          January 1,
                                                                 2000                  2000
     -----------------------------------------------------------------------------------------
     (Dollars in thousand)
     Revenues
        Product sales                                          $ 192,350           $  109,760
        Proprietary gaming
          Gaming operations                                       78,079               75,891
          Earnings of unconsolidated affiliates                   31,302               20,866
                                                               ---------           ----------
        Total proprietary gaming                                 109,381               96,757
                                                               ---------           ----------
        Total                                                    301,731              206,517
        Less earnings of unconsolidated affiliates               (31,302)             (20,866)
                                                               ---------           ----------
          Total Revenue                                        $ 270,429           $  185,651
                                                               =========           ==========

     Operating Profit
        Product sales                                          $  38,705           $   15,884
        Proprietary gaming
          Gaming operations                                       29,517               24,037
          Earnings of unconsolidated affiliates                   25,733               16,298
                                                               ---------           ----------
        Total Proprietary Gaming                                  55,250               40,335
                                                               ---------           ----------
          Total                                                   93,955               56,219

        Other non-allocated (income) expense,
           including interest                                    (17,461)              10,037
                                                               ---------           ----------

     Income Before Income Taxes                                $  76,494           $   66,256
                                                               =========           ==========

11.      Acquisitions

In December 2000, IGT entered into an Agreement and Plan of Merger with Silicon Gaming, Inc. (Silicon). Silicon, headquartered in Palo Alto, California, designs and manufactures a full line of innovative wagering products and holds an extensive library of game applications. Under the terms of the transaction, the total consideration paid by IGT would be approximately $45.0 million adjusted by certain asset and liability

Notes to Condensed Consolidated Financial Statements

balances as of the acquisition date. The business combination is expected to be completed in March 2001, conditioned upon regulatory approvals, Silicon shareholder approval and other customary closing conditions.


12.      Derivatives and Hedging Activities

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

During the current period, IGT entered into forward exchange contracts to hedge our net exposure, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. These forward exchange contracts were not designated as hedging instruments under SFAS 133, and gains and losses were recognized in current earnings.

The adoption of SFAS 133 did not have a material impact on our financial condition or results of operations.


13.      Reclassifications

     Certain amounts in the unaudited condensed consolidated financial statements presented for the prior year comparable periods have been reclassified to be consistent with the presentation used in the current fiscal periods. In this report and in each of our reports, as amended, beginning with our Report on Form 10-K for the year ended September 30, 2000, we have reclassified our presentation of earnings from unconsolidated joint venture operations. We previously reported earnings from unconsolidated joint ventures, net of expenses, as a component of gaming operations revenues. In each of our reports as amended, beginning with our Report on Form 10-K for the year ended September 30, 2000 and going forward, we will report the net results of our unconsolidated joint ventures as a separate component of operating income on our income statement under a separate caption titled Earnings of Unconsolidated Affiliates.

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

Operating Income
Operating income grew 79% to $88.7 million or 33% of revenues for the quarter just ended compared to $49.6 million or 27% of revenues in the first quarter of fiscal 2000. This improvement was due to the increased gross profit margins in both product sales and gaming operations and increased earnings of unconsolidated affiliates, partially offset by higher operating expenses, as discussed above.

Revenues, Gross Profit Margins and Earnings of Unconsolidate Affiliates
Total revenues for the first quarter of fiscal 2001 grew to $270.4 million compared to $185.7 million in the first quarter of fiscal 2000, reflecting a 75% increase in product sales revenue and a 3% increase in game operations revenue. Both domestic and international revenues experienced marked improvements over the same quarter one year ago. Gross profit on total revenues for the first quarter of fiscal 2001 increased 44% to $121.2 million compared to $84.1 million for the first quarter of fiscal 2000. This improvement was attributable primarily to growth in profitability quarter-over-quarter in product sales.

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

Revenue from gaming operations for the current quarter improved to $78.1 million compared to $75.9 million in the same quarter last year. Gross profit in gaming operations improved to $44.0 million for the current quarter versus $42.6 million in the year earlier period. The gross margin percent remained constant at 56% quarter-over-quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings of unconsolidated affiliates, reported net of expenses for accounting purposes, grew by 50% to $31.3 million from $20.9 million in the comparable prior year quarter, due to the continued popularity of the Wheel of Fortune(R) games.

The continued growth in the proprietary gaming segment, which includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates, reflects a positive customer response to IGT's newer game themes including The Addams Family (TM), Jeopardy!(R) Video, and the joint venture games of Wheel of Fortune(R) and I Dream of Jeannie(TM). The installed base of our proprietary gaming machines, including placement under joint ventures, increased 29% to 20,900 units at December 30, 2000 compared to 16,200 one year earlier. Of the current installed base, approximately 18,300 units are new platform, higher performing games, including 11,500 joint venture Wheel of Fortune(R) units. During the current quarter, 847 legacy units were discontinued.

Operating Expenses
Current quarter operating expenses totaled $63.8 million or 24% of total revenues compared to $55.4 million or 30% in the prior year quarter. The $6.6 million increase in selling, general and administrative expenses reflects increased incentives related to higher sales volumes. Research and development expenses increased to $14.1 million for the current quarter, primarily due to new game development costs. Bad debt expense increased $3.9 million over the prior year quarter primarily due to increased sales volumes.

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

Business Segments Operating Profit (See Note 10 of Notes to Condensed Consolidated Financial Statements)
IGT's operating profit by business segment reflects an appropriate allocation of selling, general and administrative expenses, research and development expenses, interest income, and interest expense. Gaming operations and earnings from our joint venture activities are included in the proprietary gaming segment.

Product sales operating profit for the quarter just ended grew to $38.7 million or 20% of related revenues compared to $15.9 million or 14% in the prior year quarter. This positive movement resulted from an increase in unit sales and an improved gross margin partially offset by higher incentive and bad dept expenses, both due to increased sales volumes. Operating profit for the proprietary gaming segment in the first quarter of fiscal 2001 totaled $55.3 million, an increase of $14.9 million or 37% over the same quarter last year. This improvement resulted from the growth of the installed base of MegaJackpots(TM) units, the improvement in joint

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

venture earnings, reported net of expenses for accounting purposes, and favorable player acceptance of our new games.

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

Recently Issued Accounting Standards
On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is in effect for the current quarter. The adoption of this statement during the current quarter has not had a material impact on our financial condition or results of operations. See Note 12 of Notes to Condensed Consolidated Financial Statements.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", "would" and similar terms and phrases, including references to assumptions.

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

Interest Rate Risk IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities, both of which are used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by $0.6 million and earnings from unconsolidated affiliates by $0.4 million in the current period versus $0.5 million and $0.2 million in the prior year comparable period. IGT currently does not manage this exposure with derivative financial instruments.

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

Date: August 3, 2001

                                INTERNATIONAL GAME TECHNOLOGY




                                By:  /s/ Maureen Mullarkey
                                ------------------------------
                                Maureen Mullarkey
                                Senior Vice President and
                                Chief Financial Officer