Form 10-Q/A
period 2001-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2001-08-03
CIK 353944

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
Yes  X   No
     -       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at April 28, 2001
              Common Stock                    -----------------------------
       par value $.000625 per share                   73,986,618

                          International Game Technology
                                Table of Contents


                         Part I - Financial Information
                                                                            Page
Item 1.    Financial Statements:
           Condensed Consolidated Statements of Income -
              Three and Six Months Ended March 31, 2001 and April 1, 2000....4

           Condensed Consolidated Balance Sheets -
              March 31, 2001 and September 30, 2000 .........................5

           Condensed Consolidated Statements of Cash Flows -
              Six Months Ended March 31, 2001 and April 1, 2000..............7

           Notes to Condensed Consolidated Financial Statements..............9

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......23


                        Part II - Other Information

Item 1.    Legal Proceedings................................................24

Item 2.    Changes in Securities............................................24

Item 3.    Defaults Upon Senior Securities..................................24

Item 4.    Submission of Matters to a Vote of Security Holders..............24

Item 5.    Other Information................................................24

Item 6.    Exhibits and Reports on Form 8-K.................................25

Signature...................................................................26

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

Condensed Consolidated Statements of Income

                                                     Three Months Ended                      Six Months Ended
                                                  ---------------------------           ---------------------------
                                                  March 31,          April 1,           March 31,         April 1,
                                                    2001               2000                 2001            2000
---------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
    Product sales                                 $  221,158        $  118,656          $ 413,508        $  228,416
    Gaming operations                                 91,587            74,628            169,666           150,519
                                                  ----------        ----------          ---------        ----------
    Total revenues                                   312,745           193,284            583,174           378,935
                                                  ----------        ----------          ---------        ----------
Costs and Expenses
    Cost of product sales                            134,700            75,283            249,903           143,483
    Cost of gaming operations                         41,304            32,861             75,360            66,173
    Selling, general and administrative               47,247            35,740             86,845            68,709
    Depreciation and amortization                      4,676             5,252              9,545            10,648
    Research and development                          15,478            13,318             29,564            26,707
    Provision for bad debts                            4,553             1,436             10,305             3,275
    Impairment of assets and restructuring              (600)                -             (1,100)            1,779
                                                  ----------        ----------          ---------        ----------
    Total costs and expenses                         247,358           163,890            460,422           320,774
                                                  ----------        ----------          ---------        ----------

Earnings of Unconsolidated Affiliates                 34,163            24,769             65,465            45,635
                                                  ----------        ----------          ---------        ----------

Income from Operations                                99,550            54,163            188,217           103,796
                                                  ----------        ----------          ---------        ----------

Other Income (Expense)
    Interest income                                   12,072            13,001             24,417            27,105
    Interest expense                                 (25,379)          (25,621)           (50,484)          (50,914)
    Gain (loss) on the sale of assets                    356              (762)               465              (771)
    Other                                             (1,590)           (2,094)            (1,113)           25,725
                                                  ----------        ----------          ----------       ----------
    Other income (expense), net                      (14,541)          (15,476)           (26,715)            1,145
                                                  ----------        ----------          ---------        ----------

Income Before Income Taxes                            85,009            38,687            161,502           104,941
Provision for Income Taxes                            31,453            13,927             59,755            37,779
                                                  ----------        ----------          ---------        ----------
Net Income                                        $   53,556        $   24,760          $ 101,747        $   67,162
                                                  ==========        ==========          =========        ==========

Basic Earnings Per Share                          $     0.73        $     0.33          $    1.39        $     0.83
                                                  ==========        ==========          =========        ==========
Diluted Earnings Per Share                        $     0.70        $     0.33          $    1.34        $     0.82
                                                  ==========        ==========          =========        ==========

Weighted Average Common Shares Outstanding            73,512            75,247             73,136            80,824

Weighted Average Common and Potential
    Shares Outstanding                                76,414            76,048             76,009            81,614





   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                              March 31,      September 30,
                                                                2001             2000
------------------------------------------------------------------------------------------
(Dollars in thousands)

Assets
  Current assets
     Cash and cash equivalents                            $    214,773       $    244,907
     Investment securities at market value                      13,357             21,473
     Accounts receivable, net of allowances for doubtful
        accounts of $17,868 and $13,831                        248,152            219,948
     Current maturities of long-term notes and contracts
        receivable, net of  allowances                          91,608             76,320
     Inventories, net of allowances for obsolescence of
       $29,100 and $24,304:
       Raw materials                                           105,715             98,081
       Work-in-process                                           4,117              4,593
       Finished goods                                           76,404             44,315
                                                          ------------       ------------
       Total inventories                                       186,236            146,989
                                                          ------------       ------------
     Investments to fund liabilities to jackpot winners         28,481             27,939
     Deferred income taxes                                      32,969             29,086
     Prepaid expenses and other                                 59,862             47,564
                                                          ------------       ------------
       Total Current Assets                                    875,438            814,226
                                                          ------------       ------------
  Long-term notes and contracts receivable, net of
     allowances and current maturities                          94,763             76,888
                                                          ------------       ------------
  Property, plant and equipment, at cost
     Land                                                       19,869             19,889
     Buildings                                                  75,940             75,891
     Gaming operations equipment                               106,376             87,918
     Manufacturing machinery and equipment                     125,625            121,512
     Leasehold improvements                                      4,871              4,996
                                                          ------------       ------------
       Total                                                   332,681            310,206
     Less accumulated depreciation and amortization           (153,143)          (143,297)
                                                          -------------      ------------
       Property, plant and equipment, net                      179,538            166,909
                                                          ------------       ------------
  Investments to fund liabilities to jackpot winners           231,471            229,726
  Deferred income taxes                                        124,595             97,670
  Intangible assets                                            174,026            143,738
  Other assets                                                 111,734             94,559
                                                          ------------       ------------
     Total Assets                                         $  1,791,565       $  1,623,716
                                                          ============       ============




   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                     March 31,       September 30,
                                                                       2001              2000
--------------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
   Current liabilities
       Current maturities of long-term notes payable              $      4,618       $      4,621
       Accounts payable                                                 71,339             76,387
       Jackpot liabilities                                              75,118             55,942
       Accrued employee benefit plan liabilities                        22,541             31,425
       Accrued interest                                                 31,257             31,369
       Other accrued liabilities                                        86,268             59,249
                                                                  ------------       ------------
          Total Current Liabilities                                    291,141            258,993
   Long-term notes payable and capital lease obligations,
      net of current maturities                                        992,078            991,507
   Long-term jackpot liabilities                                       256,558            267,985
   Other liabilities                                                    18,143              8,646
                                                                  ------------       ------------
          Total Liabilities                                          1,557,920          1,527,131
                                                                  ------------       ------------

   Commitments and contingencies                                             -                  -

   Stockholders' equity
     Common stock, $.000625  par value; 320,000,000 shares
        authorized; 154,932,744 and 153,739,686 shares issued               97                 96
     Additional paid-in capital                                        312,785            278,825
     Retained earnings                                               1,144,927          1,043,184
     Treasury stock; 81,175,767 and 81,170,767 shares, at cost      (1,215,707)        (1,215,707)
     Accumulated other comprehensive loss                               (8,457)            (9,813)
                                                                  ------------       ------------
          Total Stockholders' Equity                                   233,645             96,585
                                                                  ------------       ------------
          Total Liabilities and Stockholders' Equity              $  1,791,565       $  1,623,716
                                                                  ============       ============




   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                                Six Months Ended
                                                                          ----------------------------
                                                                          March 31,         April 1,
                                                                             2001              2000
------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                               $  101,747        $   67,162
                                                                         ----------        ----------
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                            27,674            29,216
    Amortization of discounts and deferred offering costs                     1,304             1,205
    Provision for bad debts                                                  10,305             3,275
    Provision for inventory obsolescence                                     12,464             9,247
    Gain (loss) on investment securities and fixed assets                      (465)              771
    Common stock awards                                                       1,140               639
    (Increase) decrease in assets:
       Receivables                                                          (46,417)           45,127
       Inventories                                                          (79,776)          (21,190)
       Prepaid expenses and other                                           (12,630)          (17,118)
       Other assets                                                         (16,261)           (7,111)
       Net accrued and deferred income taxes, net of tax
          benefit of employee stock plans                                     3,826             1,114
    Decrease in accounts payable and accrued liabilities                     (2,165)          (15,425)
    Impairment of assets and restructuring charges (recoveries)              (1,100)            1,779
    Earnings of unconsolidated affiliates (in excess of) less than
       distributions                                                            735           (10,587)
    Other                                                                        (4)             (112)
                                                                         ----------        ----------
       Total adjustments                                                   (101,370)           20,830
                                                                         ----------        ----------
       Net cash provided by operating activities                                377            87,992
                                                                         ----------        ----------
Cash Flows from Investing Activities
    Investment in property, plant and equipment                             (12,243)           (5,736)
    Proceeds from sale of property, plant and equipment                         729               671
    Purchase of investment securities                                             -            (9,500)
    Proceeds from sale of investment securities                              12,379                 -
    Proceeds from investments to fund liabilities to jackpot
       winners                                                               12,849            12,337
    Purchase of investments to fund liabilities to jackpot
       winners                                                              (15,129)          (11,962)
    Cash advanced on loans receivable                                       (23,541)          (18,769)
    Cash received on loans receivable                                         8,668             1,903
    Proceeds from sale of other assets                                            -            41,914
    Investment in unconsolidated affiliates                                     (80)              (55)
    Acquisition of businesses                                               (31,177)                -
                                                                         ----------        ----------
       Net cash provided by (used in) investing activities                  (47,545)           10,803
                                                                         ----------        ----------




   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                         Six Months Ended
                                                                  ---------------------------------
                                                                  March 31,             April 1,
                                                                     2001                 2000
---------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
    Principal payments on debt                                        (17,987)              (3,812)
    Proceeds from long-term debt                                        4,335                2,442
    Payments on jackpot liabilities                                   (35,341)             (61,526)
    Collections from systems to fund jackpot liabilities               43,499               43,906
    Proceeds from employee stock plans                                 19,495                4,562
    Purchases of treasury stock                                             -             (318,460)
                                                                  -----------          -----------

       Net cash provided by (used in) financing activities             14,001             (332,888)
                                                                  -----------          -----------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                    3,033                  858
                                                                  -----------          -----------
Net Decrease in Cash and Cash Equivalents                             (30,134)            (233,235)
Cash and Cash Equivalents at:
    Beginning of Period                                               244,907              426,343
                                                                  -----------          -----------
    End of Period                                                 $   214,773          $   193,108
                                                                  ===========          ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                      March 31,         September 30,
                                        2001                2000
---------------------------------------------------------------------
(Dollars in thousands)
Current                             $   17,084            $   14,607
Long-term                                4,590                 3,426
                                    ----------            ----------
                                    $   21,674            $   18,033
                                    ==========            ==========

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

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables at March 31, 2001 were as follows:


    Domestic Region
       Native American casinos                                      45%
       Nevada                                                       24%
       Atlantic City (distributor and other)                         6%
       Riverboats (greater Mississippi River area)                   3%
       Other US regions (individually less than 3%)                  6%
                                                                  -----
          Total domestic                                            84%
                                                                  -----

    International Region
       Europe                                                        6%
       Latin America                                                 5%
       Australia                                                     4%
       Other international (individually less than 3%)               1%
                                                                  -----
          Total international                                       16%
                                                                  -----

       Total                                                       100%
                                                                  =====

Notes to Condensed Consolidated Financial Statements


3        Intangible Assets

Intangible assets consist of the following:

                                                March 31,    September 30,
                                                   2001          2000
--------------------------------------------------------------------------
(Dollars in thousands)
Intellectual property                          $    35,312    $    1,650
Excess of cost over net assets acquired            147,163       148,631
                                               -----------    ----------
                                                   182,475       150,281
Less accumulated amortization                       (8,449)       (6,543)
                                               -----------    ----------
                                               $   174,026    $  143,738
                                               ===========    ==========


4.       Impairment of Assets and Restructuring Costs


IGT -Australia
In the fourth quarter of fiscal 1999, given the unfavorable operating results, poor product performance, loss of customer confidence and market share, personnel turnover and changes in the regulatory environment in Australia, we determined it necessary to re-evaluate the recoverability of the identifiable intangible assets and goodwill recorded in connection with IGT-Australia's March 1998 acquisition of Olympic Amusements Pty. Ltd. As a result of our review, we determined that the total unamortized balance of the identifiable intangible assets and goodwill was impaired and recorded a charge of $86.8 million. In an effort to return IGT-Australia to a profitable operation, we also developed a restructuring plan. In connection with the plan, in the fourth quarter of fiscal 1999 we recorded a total of $6.0 million in restructuring costs, composed of $4.0 million for inventory obsolescence and $2.0 million for asset and facility redundancy costs. During fiscal 2000, we recorded additional restructuring charges of $1.9 million related to employee terminations. As of December 30, 2000 the restructuring plan for IGT-Australia was substantially complete. No additional charges were recorded in fiscal 2001. While we have been successful in returning IGT-Australia to profitability, we operate in a highly competitive and stringent regulatory environment.

IGT-Brazil
In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. Payments collected for receivables previously considered fully impaired totaled $1.1 million in the half of fiscal 2001 and $1.9 million during all of fiscal 2000.

Notes to Condensed Consolidated Financial Statements

5.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS:

                                                        Three Months Ended            Six Months Ended
                                                     -----------------------      --------------------------
                                                     March 31,      April 1,      March 31,        April 1,
                                                       2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------
(Amounts in thousand, except per share amounts)
Net income                                           $   53,556    $   24,760      $  101,747     $   67,162
                                                     ==========    ==========      ==========     ==========

Weighted average common shares outstanding               73,512        75,247          73,136         80,824
Dilutive effect of stock options outstanding              2,902           801           2,873            790
                                                     ------------- ----------      ----------     ----------
Weighted average common and potential
   shares outstanding                                    76,414        76,048          76,009         81,614
                                                     ==========    ==========      ==========     ==========

Basic earnings per share                             $     0.73    $     0.33      $     1.39     $     0.83
Diluted earnings per share                           $     0.70    $     0.33      $     1.34     $     0.82

Number of common shares excluded from
   diluted EPS because option exercise price
   was greater than average market price                     35           862              92          1,278


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

7.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                                          Three Months Ended             Six Months Ended
                                                        -----------------------      ------------------------
                                                         March 31,     April 1,      March 31,       April 1,
                                                          2001          2000            2001          2000
  -----------------------------------------------------------------------------------------------------------
  (Dollars in thousands)

  Net income                                            $  53,556     $  24,760      $ 101,747      $  67,162
  Net change in other comprehensive income                 (1,440)       (1,304)         1,356         (2,486)
                                                        ---------     ---------      ---------      ---------
  Comprehensive income                                  $  52,116     $  23,456      $ 103,103      $  64,676
                                                        =========     =========      =========      =========


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

The table below presents information as to our operations by these lines of business as of:


                                                        Three Months Ended             Six Months Ended
                                                     -----------------------       -------------------------
                                                     March 31,      April 1,       March 31,      April 1,
                                                       2001           2000             2001         2000
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Revenues
   Product sales                                    $   221,158   $   118,656     $   413,508    $   228,416
   Proprietary gaming
       Gaming operations                                 91,587        74,628         169,666        150,519
       Earnings of unconsolidated affiliates             34,163        24,769          65,465         45,635
                                                    -----------   -----------     -----------    -----------
   Total proprietary gaming                             125,750        99,397         235,131        196,154
                                                    -----------   -----------     -----------    -----------
   Total                                                346,908       218,053         648,639        424,570
   Less earnings of unconsolidated affiliates           (34,163)      (24,769)        (65,465)       (45,635)
                                                    -----------   -----------     -----------    -----------
        Total revenues                              $   312,745   $   193,284     $   538,174    $   378,935
                                                    ===========   ===========     ===========    ===========

Operating Profit
   Product sales                                    $    42,268   $    14,316     $    80,973    $    30,200
   Proprietary gaming
       Gaming operations                                 34,337        23,861          63,857         47,879
       Earnings of unconsolidated affiliates             27,986        19,062          53,716         35,379
                                                    -----------   -----------     -----------    -----------
   Total proprietary gaming                              62,323        42,923         117,573         83,258
                                                    -----------   -----------     -----------    -----------
        Total                                           104,591        57,239         198,546        113,458

   Other non-allocated expense                          (19,582)      (18,552)        (37,044)        (8,517)
                                                    -----------    ----------     -----------    -----------

Income Before Income Taxes                          $    85,009   $    38,687     $   161,502    $   104,941
                                                    ===========   ===========     ===========    ===========


11.      Acquisitions

In March 2001, we completed the purchase of Silicon Gaming, Inc. (Silicon). Silicon, previously headquartered in Palo Alto, California, designs and manufactures a full line of innovative wagering products and holds an extensive library of game applications. Simultaneous to our purchase, Silicon sold all but 4.9% of its shares in its subsidiary, WagerWorks, Inc. The purchase method of accounting for business combinations was applied to this acquisition. The purchase price of $34.0 million was allocated to cash of $2.8 million and net assets of $31.2 million based on the estimated fair values of tangible and intangible assets and liabilities at the date of

Notes to Condensed Consolidated Financial Statements

acquisition. There was no excess of the purchase price over the net assets acquired. The acquisition was funded with cash on hand. Subsequent to the acquisition, we paid off Silicon's long term debt of $13.4 million. Results of Silicon subsequent to the closing of the acquisition are included in the results of operations. Intangible assets acquired from Silicon consist primarily of patents valued at $33.7 million to be amortized over their useful lives of 15 to 17 years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three  Months  Ended March 31, 2001  Compared to the Three Months Ended April 1,
2000

Net income for the current quarter grew to a new quarterly record of $53.6 million or $0.70 per diluted share compared to net income before one-time items in the prior year quarter of $25.7 million or $0.34 per diluted share. The prior year net income of $24.8 million or $0.33 per diluted share included a loss of $1.4 million ($900,000, net of tax) on the sale of the gaming systems business unit previously purchased as a part of the acquisition of Olympic Amusements Pty. Limited in March 1998.

Operating Income

Operating income grew 84% to $99.6 million or 32% of revenues for the quarter just ended compared to $54.2 million or 28% of revenues in the second quarter of fiscal 2000. This improvement was due to markedly higher volumes and improved operating efficiencies, partially offset by higher operating expenses, as discussed below.

Revenue, Gross Profit Margins and Earnings of Unconsolidated Affiliates

Total revenues for the second quarter of fiscal 2001 grew to $312.7 million compared to $193.3 million in the second quarter of fiscal 2000, reflecting an 86% increase in product sales revenue and a 23% increase in game operations revenue. Domestic revenues experienced significant improvement, increasing by 85% over the same quarter one year ago. Gross profit on total revenues for the current quarter increased 61% to $136.7 million compared to $85.1 million for the prior year quarter. This positive movement was attributable to increased profitability in both product sales and gaming operations.

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

Gross profit on product sales for the second quarter of fiscal 2001 increased to $86.5 million or 39% of related revenues compared to $43.4 million or 37% for the second quarter of fiscal 2000. This margin improvement is attributable to the increased sales volumes, higher average pricing related to a stronger mix of new video and voucher products, and a higher proportion of domestic sales in the total product sales mix.

Revenues from gaming operations for the second quarter improved 23% to $91.6 million compared to $74.6 million in the same quarter last year. The gross profit on gaming operations, excluding joint ventures, increased 20% to $50.3 million for the current quarter from $41.8 million in the comparable prior year quarter. The gross profit margins on gaming operations were 55% and 56% of related

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

revenues in the second quarter of the current and prior fiscal year periods. The current quarter margin percentage was negatively impacted by lower interest rates which increased the cost of funding jackpots.

Earnings of unconsolidated affiliates, reported net of expenses for accounting purposes, grew 38% to $34.2 million from $24.8 million in the comparable prior year quarter.

The continued growth in the proprietary gaming segment reflects excellent player acceptance of IGT's new game themes, including the The Addams Family (TM) and Jeopardy!(R) Video. Another major factor in this growth is the continued rollout of many of our new and legacy MegaJackpots(TM) game themes into the expanding California market. The California installed base of MegaJackpots(TM) gaming machines doubled to nearly 1,200 units during the current quarter. Our joint venture activities contributed significantly to the growth in the proprietary gaming segments, with approximately 13,000 Wheel of Fortune(R) and I Dream of Jeannie(TM) Wheel games installed at the end of the current quarter. The total installed base of our MegaJackpots(TM) machines, including placement under joint ventures, totaled 22,600 units at the end of the current quarter compared to 16,800 at the end of the prior year quarter.

Operating Expenses

Current quarter operating expenses totaled $71.4 million or 23% of total revenues compared to $55.7 million or 29% in the prior year quarter. Selling, general and administrative expenses increased $11.5 million due to additional legal and compliance costs, as well as variable commission and incentive costs related to higher sales volumes. Depreciation and amortization expense, not included in cost of sales, decreased $576,000 due to fully depreciated assets still in use. Research and development expenses increased $2.2 million to $15.5 million for the current quarter, primarily due to new game development costs. Bad debt expense increased $3.1 million over the prior year quarter as a result of increased sales volumes.

Other Income and Expense

Other income and expense for the current quarter resulted in net expense of $14.5 million compared to $15.5 million in the prior year quarter. Operation of our progressive gaming systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the second quarter of fiscal 2001, operating profit of the proprietary gaming segment totaled $62.3 million, an increase of $19.4 million or 45% over the same quarter last year. This improvement resulted from the growth of the installed base and excellent player acceptance of our new proprietary games, partially offset by lower interest rates which increased the cost of funding jackpots.

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

Operating Income

For the six months just ended, operating income grew 81% to $188.2 million or 32% of revenues compared to $103.8 million or 27% of revenues in the first six months of fiscal 2000. This improvement was due to markedly higher volumes and improved operating efficiencies, partially offset by higher operating expenses, as discussed below.

Revenues, Gross Profit Margins and Earnings from Unconsolidated Affiliates

Total revenues for the first six months of fiscal 2001 grew 54% to $583.2 million compared to $378.9 million in the first six months of fiscal 2000, reflecting a 81% increase in product sales revenue and a 13% increase in gaming operations revenue. Both domestic and international revenues experienced marked improvements over the same period one year ago. International revenues improved 13% and domestic revenues increased by 69%. Gross profit on total revenues for the first six months of fiscal 2001 increased 52% to $257.9 million compared to $169.3 million for the first six months of fiscal 2000. This improvement was attributable to growth in profitability year-over-year for both product sales and gaming operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The gross profit margin on product sales grew to $163.6 million or 40% of related revenue in the current six month period from $84.9 million or 37% for the first six months of fiscal 2000. This margin improvement is due to increased sales volumes, higher average pricing related to a stronger mix of new video and voucher products, and a higher proportion of domestic sales in the total product sales mix.

Revenues from gaming operations for the first six months of fiscal 2001 grew 13% to $169.7 million compared to $150.5 million in the same prior year period. The gross profit on gaming operations increased to $94.3 million or 56% of related revenue for the six months ended March 31, 2001 from $84.3 million or 56% in the year earlier period.

Earnings of unconsolidated affiliates, reported net of expenses for accounting purposes, grew 43% to $65.5 million in the six months just ended from $45.6 million in the comparable prior year period.

The excellent player acceptance of IGT's exclusive new progressive game themes The Addams Family (TM) and Jeopardy!(R) Video contributed significantly to the growth in the proprietary gaming segment. Another major factor in the growth of this segment is the continued rollout of many of our MegaJackpots(TM) games into the expanding California market. At the end of this current period, the installed base of MegaJackpots(TM) machines in the California market was nearly 1,200 units. Our joint venture activities contributed significantly with approximately 13,000 Wheel of Fortune(R) and I Dream of Jeannie(TM) Wheel games installed at the end of the current period. The installed base of our proprietary machines, including placement under joint ventures, totaled 22,600 units at the end of the current period versus 16,800 one year earlier.

Operating Expenses

Current year-to-date operating expenses totaled $135.2 million or 23% of total revenues compared to $111.1 million or 29% in the comparable prior year period. Selling, general and administrative expenses increased $18.1 million due to additional legal and compliance costs, as well as variable commission and incentive costs related to higher sales volumes. Depreciation and amortization expense, not included in cost of sales, decreased $1.1 million due to fully depreciated assets still in use. Research and development expenses increased $2.9 million to $29.6 million for the current six months, primarily due to new game development costs. Bad debt expense increased $7.0 million over the prior year period as the result of increased sales volumes, as well as specific reserves recorded related to Latin American receivables.


Other Income and Expense

Other income and expense, net, for the current six month period resulted in expense of $26.7 million compared to income of $1.1 million in the same period last year. The prior year period benefited from a $27.0 million legal settlement. Operation of our progressive gaming systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

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

Operating profit for the proprietary gaming segment in the first six months of fiscal 2001 totaled $117.6 million, an increase of $34.3 million or 41% over the same period last year. This improvement resulted from the growth of the installed base and excellent player acceptance of our new MegaJackpot(TM) games, partially offset by lower interest rates which increase the cost of funding jackpots.

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

Investing Activities: The primary use of investing cash for the current period related to the acquisition of Silicon. See Note 11 of Notes to Condensed Consolidated Financial Statements. Use of cash from investing activities also included purchases of property, plant, and equipment totaling $12.2 million in the current six month period compared to $5.7 million in the prior year period. This fluctuation is primarily due to asset additions as a result of increased operations. Investing cash provided in the prior period was primarily due to proceeds from the sale of the Miss Marquette riverboat held for sale as part of the Sodak acquisition.

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


Interest Rate Risk

IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by $1.4 million and earnings of unconsolidated affiliated by $0.9 million in the current six month period versus $0.9 million and $0.6 million in the comparable prior year period. IGT currently does not manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, we estimated the fair market value of these notes would have decreased approximately $35.7 million at March 31, 2001 and $40.1 million at September 30, 2000.

Part II - Other Information


Item 1.  Legal Proceedings

         (See Note 9 of Notes to Condensed Consolidated Financial Statements)

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders
        (a) On March 5, 2001, the Company held its annual meeting of stockholders.

        (b) The following directors were elected to serve until the next annual meeting: G. Thomas Baker, Robert A. Bittman, Albert J. Crosson, Wilbur K. Keating, Charles N. Mathewson, Robert Miller,
            Frederick B. Rentschler and Rockwell A. Schnabel. These directors constitute all of the directors of the Company. Voting at the meeting was as follows:

                                               Number of           Number of
                                             Shares Voted       Shares Withheld
                                                  For
                                            ----------------    ---------------
              G. Thomas Baker               67,748,900                 717,852
              Robert A. Bittman             67,703,806                 762,946
              Albert J. Crosson             67,707,844                 758,908
              Wilbur K. Keating             68,110,521                 356,231
              Charles N. Mathewson          67,712,284                 754,468
              Robert  Miller                68,126,917                 339,835
              Frederick B. Rentschler       68,147,118                 319,634
              Rockwell A. Schnabel          54,729,043              13,737,709


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

Date:  August 3, 2001

                                       INTERNATIONAL GAME TECHNOLOGY



                                       By:  /s/ Maureen Mullarkey
                                            -------------------------
                                            Maureen Mullarkey
                                            Senior Vice President and
                                            Chief Financial Officer