Form 10-Q
period 2001-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2001-08-03
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending: June 30, 2001

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
Yes  X   No
     -       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at July 28, 2001
             Common Stock
       par value $.000625 per share                  74,912,476

                          International Game Technology
                                Table of Contents


                      Part I - Financial Information
                                                                           Page
Item 1.    Financial Statements:
           Condensed Consolidated Statements of Income -
              Three and Nine Months Ended June 30, 2001 and July 1, 2000.....4

           Condensed Consolidated Balance Sheets -
              June 30, 2001 and September 30, 2000 ..........................5

           Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended June 30, 2001 and July 1, 2000...............7

           Notes to Condensed Consolidated Financial Statements..............9

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......24


                        Part II - Other Information

Item 1.    Legal Proceedings................................................26

Item 2.    Changes in Securities............................................26

Item 3.    Defaults Upon Senior Securities..................................26

Item 4.    Submission of Matters to a Vote of Security Holders..............26

Item 5.    Other Information................................................26

Item 6.    Exhibits and Reports on Form 8-K.................................26

Signature...................................................................27

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

Included in this document are the following trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries: EZ Pay, TITO and MegaJackpots.

IGT designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this filing and their related trademark and copyright ownership information are as follows: "The Addams Family"(TM) is developed under agreement with Monaco Entertainment Corporation; "Jeopardy!"(R) is a registered trademark of Jeopardy Productions, Inc.; "Wheel of Fortune"(R) is a registered trademark of Califon Productions, Inc.; "$1,000,000 Pyramid "(TM) and "I Dream of Jeannie"
(TM) are trademarks of CPT Holdings, Inc.; "Austin Powers"(TM) New Line Productions, Inc. All rights reserved; "The Price is Right" (TM) is a trademark of Pearson Television Operations BV. Licensed by Pearson Television Worldwide Licensing.

Condensed Consolidated Statements of Income

                                                                    Three Months Ended                      Nine Months Ended
                                                                --------------------------           -----------------------------
                                                                  June 30,         July 1,             June 30,           July 1,
                                                                    2001             2000                2001               2000
----------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
    Product sales                                               $   222,715       $   166,728        $   636,222       $   395,144
    Gaming operations                                                97,419            69,302            267,086           219,822
                                                                -----------       -----------        -----------       -----------
    Total revenues                                                  320,134           236,030            903,308           614,966
                                                                -----------       -----------        -----------       -----------
Costs and Expenses
    Cost of product sales                                           135,446           101,495            385,350           244,978
    Cost of gaming operations                                        47,177            30,247            122,537            96,418
    Selling, general and administrative                              47,943            38,218            134,789           106,927
    Depreciation and amortization                                     5,131             5,210             14,675            15,858
    Research and development                                         15,026            12,874             44,590            39,580
    Provision for bad debts                                           4,621             4,009             14,926             7,284
    Impairment of assets and restructuring                                -              (550)            (1,100)            1,229
                                                                -----------       -----------        ------------      -----------
    Total costs and expenses                                        255,344           191,503            715,767           512,274
                                                                -----------       -----------        -----------       -----------

Earnings of Unconsolidated Affiliates                                38,584            27,640            104,049            73,274
                                                                -----------       -----------        -----------       -----------

Income from Operations                                              103,374            72,167            291,590           175,966
                                                                -----------       -----------        -----------       -----------

Other Income (Expense)
    Interest income                                                  11,707            11,682             36,124            38,787
    Interest expense                                                (25,843)          (25,618)           (76,326)          (76,532)
    Gain (loss) on the sale of assets                                   (20)            1,052                445               280
    Other                                                               811              (491)              (303)           25,235
                                                                -----------       -----------        -----------       -----------
    Other income (expense), net                                     (13,345)          (13,375)           (40,060)          (12,230)
                                                                -----------       -----------        -----------       -----------

Income Before Income Taxes                                           90,029            58,792            251,530           163,736
Provision for Income Taxes                                           33,311            21,165             93,066            58,944
                                                                -----------       -----------        -----------       -----------
Net Income                                                      $    56,718       $    37,627        $   158,464       $   104,792
                                                                ===========       ===========        ===========       ===========

Basic Earnings Per Share                                        $      0.76       $      0.52        $      2.16       $      1.34
                                                                ===========       ===========        ===========       ===========
Diluted Earnings Per Share                                      $      0.73       $      0.51        $      2.07       $      1.33
                                                                ===========       ===========        ===========       ===========

Weighted Average Common Shares Outstanding                           74,297            72,212             73,523            77,953

Weighted Average Common and Potential
    Shares Outstanding                                               77,232            73,718             76,390            79,014



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                        June 30,     September 30,
                                                                          2001           2000
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
  Current assets
     Cash and cash equivalents                                       $    276,458    $    244,907
     Investment securities at market value                                 10,075          21,473
     Accounts receivable, net of allowances for doubtful
        accounts of $15,323 and $13,831                                   260,623         219,948
     Current maturities of long-term notes and contracts
        receivable, net of  allowances                                     78,335          76,320
     Inventories, net of allowances for obsolescence of
       $30,025 and $24,304:
       Raw materials                                                       86,727          98,081
       Work-in-process                                                      5,191           4,593
       Finished goods                                                      85,907          44,315
                                                                     ------------    ------------
       Total inventories                                                  177,825         146,989
                                                                     ------------    ------------
     Investments to fund liabilities to jackpot winners                    28,829          27,939
     Deferred income taxes                                                 32,598          29,086
     Prepaid expenses and other                                            66,955          47,564
                                                                     ------------    ------------
       Total Current Assets                                               931,698         814,226
                                                                     ------------    ------------
  Long-term notes and contracts receivable, net of
     allowances and current maturities                                     99,539          76,888
                                                                     ------------    ------------
  Property, plant and equipment, at cost
     Land                                                                  19,869          19,889
     Buildings                                                             75,883          75,891
     Gaming operations equipment                                          115,463          87,918
     Manufacturing machinery and equipment                                130,909         121,512
     Leasehold improvements                                                 5,143           4,996
                                                                     ------------    ------------
       Total                                                              347,267         310,206
     Less accumulated depreciation and amortization                      (157,525)       (143,297)
                                                                     -------------   ------------
       Property, plant and equipment, net                                 189,742         166,909
                                                                     ------------    ------------
  Investments to fund liabilities to jackpot winners                      232,243         229,726
  Deferred income taxes                                                   133,028          97,670
  Intangible assets                                                       172,774         143,738
  Investments in unconsolidated affiliates                                 77,877          70,601
  Other assets                                                             35,643          23,958
                                                                     ------------    ------------
       Total Assets                                                  $  1,872,544    $  1,623,716
                                                                     ============    ============



   The accompanying notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Balance Sheets

                                                                      June 30,      September 30,
                                                                        2001            2000
-------------------------------------------------------------------------------------------------
(Dollars in thousands)
Liabilities and Stockholders' Equity
   Current liabilities
       Current maturities of long-term notes payable               $      5,334     $      4,621
       Accounts payable                                                  63,371           76,387
       Jackpot liabilities                                               79,474           55,942
       Accrued employee benefit plan liabilities                         33,039           31,425
       Accrued interest                                                  10,763           31,369
       Other accrued liabilities                                         90,695           59,249
                                                                   ------------     ------------
          Total Current Liabilities                                     282,676          258,993
   Long-term notes payable and capital lease obligations,
      net of current maturities                                         992,372          991,507
   Long-term jackpot liabilities                                        259,808          267,985
   Other liabilities                                                     13,293            8,646
                                                                   ------------     ------------
          Total Liabilities                                           1,548,149        1,527,131
                                                                   ------------     ------------

   Commitments and contingencies                                              -                -

   Stockholders' equity
       Common stock, $.000625 par value; 320,000,000 shares
          authorized; 156,074,952 and 153,739,686 shares issued              98               96
       Additional paid-in capital                                       349,307          278,825
       Retained earnings                                              1,201,648        1,043,184
       Treasury stock; 81,175,767 and 81,170,767 shares, at cost     (1,215,707)      (1,215,707)
       Accumulated other comprehensive loss                             (10,951)          (9,813)
                                                                   ------------     ------------
       Total Stockholders' Equity                                       324,395           96,585
                                                                   ------------     ------------
          Total Liabilities and Stockholders' Equity               $  1,872,544     $  1,623,716
                                                                   ============     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows


                                                                                           Nine Months Ended
                                                                                       --------------------------
                                                                                        June 30,       July 1,
                                                                                          2001           2000
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                                            $  158,464     $  104,792
                                                                                      ----------     ----------
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                         44,306         41,454
    Amortization of discounts and deferred offering costs                                  1,976          1,824
    Provision for bad debts                                                               14,926          7,284
    Provision for inventory obsolescence                                                  17,967         13,037
    Loss on investment securities and fixed assets                                          (445)          (280)
    Common stock awards                                                                    1,211            958
    (Increase) decrease in operating assets and liabilities, net of acquisitions:
       Receivables                                                                       (42,309)        21,273
       Inventories                                                                       (92,607)       (43,376)
       Prepaid expenses and other                                                        (22,982)       (30,307)
       Other assets                                                                      (10,584)           629
       Net accrued and deferred income taxes, net of tax
          benefit of employee stock plans                                                 14,081         (9,324)
       Decrease in accounts payable and accrued liabilities                              (22,912)        (8,730)
    Impairment of assets and restructuring charges (recoveries)                           (1,100)         1,229
    Earnings of unconsolidated affiliates in excess of distributions                      (6,856)       (15,327)
    Other                                                                                      -            230
                                                                                      ----------     ----------
       Total adjustments                                                                (105,328)       (19,426)
                                                                                      ----------     ----------
       Net cash provided by operating activities                                          53,136         85,366
                                                                                      ----------     ----------

Cash Flows from Investing Activities
    Investment in property, plant and equipment                                          (20,897)       (13,562)
    Proceeds from sale of property, plant and equipment                                      982          1,067
    Purchase of investment securities                                                          -         (9,500)
    Proceeds from sale of investment securities                                           12,377         12,670
    Proceeds from investments to fund liabilities to jackpot
       winners                                                                            20,035         19,296
    Purchase of investments to fund liabilities to jackpot
       winners                                                                           (23,435)       (17,070)
    Cash advanced on loans receivable                                                    (35,179)       (25,675)
    Cash received on loans receivable                                                     12,965          6,475
    Proceeds from sale of other assets                                                         -         41,914
    Investment in unconsolidated affiliates                                                 (420)           (55)
    Acquisition of businesses, net of cash acquired                                      (31,177)             -
                                                                                      ----------     ----------
       Net cash provided by or (used in) investing activities                            (64,749)        15,560
                                                                                      ----------     ----------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                          Nine Months Ended
                                                                     ---------------------------
                                                                     June 30,         July 1,
                                                                        2001            2000
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
    Principal payments on debt                                           (18,120)         (3,812)
    Proceeds from long-term debt                                           5,093          12,008
    Payments on jackpot liabilities                                      (50,687)        (85,867)
    Collections from systems to fund jackpot liabilities                  69,721          64,614
    Proceeds from employee stock plans                                    36,749           9,745
    Purchases of treasury stock                                                -        (318,473)
                                                                     -----------     -----------

       Net cash provided by (used in) financing activities                42,756        (321,785)
                                                                     -----------     -----------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                         408          (1,463)
                                                                     -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                      31,551        (222,322)
Cash and Cash Equivalents at:
    Beginning of Period                                                  244,907         426,343
                                                                     -----------     -----------
    End of Period                                                    $   276,458     $   204,021
                                                                     ===========     ===========

Supplemental Cash Flows Information
Certain non-cash investing and financing activities are not reflected in the consolidated statements of cash flows. Depreciation and amortization reflected on the statements of cash flows includes the amounts reflected on the face of the statements of income and depreciation and amortization that for income statement purposes is classified as a component of cost of product sales and cost of gaming operations.


                                                                          Nine Months Ended
                                                                     ----------------------------
                                                                        June 30,        July 1,
                                                                          2001           2000
--------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-cash transfers from inventory to property, plant, and equipment     $ 43,417        $ 10,607

Tax benefit of stock options and the employee stock purchase plan         32,524           1,434

Payments of interest                                                      94,955          94,706

Payments for income taxes                                                 86,467          85,254

Acquisitions:
    Fair value of assets acquired                                         53,359               -
    Fair value of liabilities assumed                                     22,163               -



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                   June 30,          September 30,
                                     2001                2000
     -------------------------------------------------------------
     (Dollars in thousands)
     Current                    $   16,953            $   14,607
     Long-term                       9,436                 3,426
                                ----------            ----------
                                $   26,389            $   18,033
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

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables at June 30, 2001 were as follows:


        Domestic Region
          Native American casinos                            43%
          Nevada                                             17%
          Riverboats (greater Mississippi River area)         8%
          Atlantic City (distributor and other)               7%
          Other US regions (individually less than 3%)        9%
                                                          ------
             Total domestic                                  84%
                                                           -----

        International Region
          Europe                                              6%
          Latin America                                       4%
          Australia                                           4%
          Other international                                 2%
                                                           -----
             Total international                             16%
                                                           -----

          Total                                             100%
                                                           =====

Notes to Condensed Consolidated Financial Statements


3        Intangible Assets

Intangible assets consist of the following:

                                               June 30,           September 30,
                                                 2001                 2000
--------------------------------------------------------------------------------
(Dollars in thousands)

Intellectual property                       $    35,580           $     1,650
Excess of cost over net assets acquired         147,148               148,631
                                            -----------           -----------
                                                182,728               150,281
Less accumulated amortization                    (9,954)               (6,543)
                                            -----------           -----------
                                            $   172,774           $   143,738
                                            ===========           ===========


During fiscal 2001, intangible assets increased by $33.9 million in connection with our acquisition of Silicon Gaming, Inc. (Silicon). See Note 10 for discussion.

4        Impairment of Assets and Restructuring Costs

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

IGT-Brazil
In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. Payments collected for receivables previously considered fully impaired totaled $1.1 million in the first nine months of fiscal 2001 and $1.9 million during all of fiscal 2000.

Notes to Condensed Consolidated Financial Statements

5.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS:

                                                         Three Months Ended            Nine Months Ended
                                                      -----------------------      --------------------------
                                                       June 30,       July 1,       June 30,         July 1,
                                                        2001           2000           2001            2000
-------------------------------------------------------------------------------------------------------------
 (Amounts in thousands, except per share amounts)
 Net income                                           $   56,718    $   37,627      $  158,464     $  104,792
                                                      ==========    ==========      ==========     ==========

 Weighted average common shares outstanding               74,297        72,212          73,523         77,953
 Dilutive effect of stock options outstanding              2,935         1,506           2,867          1,061
                                                      ----------     ---------     -----------     ----------
 Weighted average common and potential
    shares outstanding                                    77,232        73,718          76,390         79,014
                                                      ==========    ==========      ==========     ==========

 Basic earnings per share                             $     0.76    $     0.52      $     2.16     $     1.34
 Diluted earnings per share                           $     0.73    $     0.51      $     2.07     $     1.33

 Number of common shares excluded from
    diluted EPS because option exercise price
    was greater than average market price                      7            64              60            764




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

7.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:

                                                Three Months Ended             Nine Months Ended
                                             ----------------------        --------------------------
                                             June 30,        July 1,        June 30,        July 1,
                                               2001           2000            2001           2000
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Net income                                    $  56,718     $  37,627        $158,464      $  104,792
Net change in other comprehensive income         (2,494)        4,650          (1,138)          2,164
                                              ---------     ---------        --------      ----------
Comprehensive income                          $  54,224     $  42,277        $157,326      $  106,956
                                              =========     =========        ========      ==========


8.       Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Notes to Condensed Consolidated Financial Statements

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesar's World, Inc., et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. A hearing is scheduled for November 9, 2001 to consider pending motions and class certification.

Acres
In February 1999, the Spin for Cash Wide Area Progressive Joint Venture (Joint Venture), to which IGT and Anchor Gaming, Inc. (Anchor) are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). IGT is not a party to this action. The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for Summary judgment have been filed by the parties.

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

Notes to Condensed Consolidated Financial Statements


The table below presents information as to our operations by these lines of business as of:



                                                       Three Months Ended                Nine Months Ended
                                                     ----------------------        -------------------------
                                                     June 30,        July 1,         June 30,     July 1,
                                                       2001           2000             2001         2000
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Revenues
   Product sales                                    $   222,715   $   166,728    $    636,222    $   395,144
   Proprietary gaming
       Gaming operations                                 97,419        69,302         267,086        219,822
       Earnings of unconsolidated affiliates             38,584        27,640         104,049         73,274
                                                    -----------   -----------    ------------    -----------
   Total proprietary gaming                             136,003        96,942         371,135        293,096
                                                    -----------   -----------    ------------    -----------
   Total                                                358,718       263,670       1,007,357        688,240
   Less earnings of unconsolidated affiliates           (38,584)      (27,640)       (104,049)       (73,274)
                                                    -----------   -----------    ------------    -----------
        Total revenues                              $   320,134   $   236,030    $    903,308    $   614,966
                                                    ===========   ===========    ============    ===========

Operating Profit
   Product sales                                    $    46,181   $    29,100    $    127,169    $    59,300
   Proprietary gaming
       Gaming operations                                 32,859        25,130          96,716         73,132
       Earnings of unconsolidated affiliates             31,806        22,420          85,521         57,676
                                                    -----------   -----------    ------------    -----------
   Total proprietary gaming                              64,665        47,550         182,237        130,808
                                                    -----------   -----------    ------------    -----------
        Total                                           110,846        76,650         309,406        190,108

   Other non-allocated expense                          (20,817)      (17,858)        (57,876)       (26,372)
                                                    -----------   -----------    ------------    -----------

Income Before Income Taxes                          $    90,029   $    58,792    $    251,530    $   163,736
                                                    ===========   ===========    ============    ===========


10.      Acquisitions

Anchor
On July 8, 2001, IGT and Anchor Gaming (Anchor) entered into an Agreement and Plan of Merger. Anchor, which is headquartered in Las Vegas, is a global gaming company that operates gaming machines, gaming operations and gaming systems. The transaction will be accounted for as a purchase under the newly issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations". The transaction will be a stock for stock exchange subject to a collar mechanism and IGT will assume indebtedness of approximately $430.0 million. Under the terms of the collar contained in the definitive agreement, each share of Anchor common stock will be converted into one share of IGT common stock subject to a collar from $50.00 to $75.00 per share. If IGT's share value exceeds $75.00, IGT will have the right to terminate the merger agreement, subject to Anchor's right to elect to accept a lower exchange ratio. If IGT's share value is less than $50.00, Anchor will have the right to terminate the merger agreement, subject to IGT's right to provide a higher exchange ratio. Share value means the average closing stock price for IGT's common stock as reported on the New York Stock Exchange during the 20 consecutive trading days ending on the third business day preceding the date of Anchor's shareholder meeting to vote on the merger, so long as the closing date occurs within five business days of the Anchor shareholder meeting or, if the closing date is more than five business days after the Anchor shareholder meeting, the date that is the third business day preceding the closing date.

Notes to Condensed Consolidated Financial Statements

At the close of this transaction, Thomas J. Mathews will join IGT as its Chief Operating Officer, as well as continuing as President and Chief Executive Officer of Anchor. Upon the completion of the merger, Mr. Mathews will be one of two new directors added to the IGT Board of Directors.

The business combination is expected to be completed in late 2001 or early 2002 conditioned upon regulatory approvals, shareholder approvals and other customary closing conditions.

Silicon
In March 2001, we completed the purchase of Silicon. Silicon, previously headquartered in Palo Alto, California, designed and manufactured innovative wagering products and held a library of game applications. Simultaneous to our purchase, Silicon sold all but 4.9% of its shares in its subsidiary, WagerWorks, Inc. The purchase method of accounting for business combinations was applied to this acquisition. The purchase price of $34.0 million was allocated to cash of $2.8 million and net assets of $31.2 million based on the estimated fair values of tangible and intangible assets and liabilities at the date of acquisition. There was no excess of the purchase price over the net assets acquired. The acquisition was funded with cash on hand. Subsequent to the acquisition, we paid off Silicon's long-term debt of $13.4 million. Results of Silicon subsequent to the closing of the acquisition are included in the results of operations. Intangible assets acquired from Silicon consist primarily of patent rights valued at $33.9 million to be amortized over their useful lives of 15 to 17 years.

11.      Derivatives and Hedging Activities

IGT adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

12.      Reclassifications

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

Notes to Condensed Consolidated Financial Statements

13.      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards, No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. We are required to adopt SFAS 142 at the beginning of IGT's fiscal 2003, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations.

14.      Subsequent Events

In 1994, a lawsuit was filed in South Carolina (The Court of Common Pleas, 15th Judicial Circuit (No. 94-CP-26-3266)) against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins,for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. The jury trial in this matter began on July 23, 2001. On August 2, 2001, the jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages. IGT intends to file all appropriate post-trial motions and appeal the jury verdict and award. At this time, management is unable to predict or determine the final outcome of these proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended July 1, 2000

Net income for the current quarter grew to $56.7 million or $0.73 per diluted share compared to net income in the prior year quarter of $37.6 million or $0.51 per diluted share.


Operating Income

Operating income grew 43% in the quarter just ended to a record $103.4 million or 32% of revenues compared to $72.2 million or 31% of revenues in the third quarter of last year. This improvement was attributable to our domestic revenue growth in product sales, gaming operations and earnings of unconsolidated affiliates, partially offset by higher operating expenses, as discussed below.


Revenues, Gross Profit Margins and Earnings of Unconsolidated Affiliates

Total revenues for the third quarter of fiscal 2001 increased to $320.1 million compared to $236.0 million in the third quarter of fiscal 2000, reflecting a 34% increase in product sales and a 41% increase in game operations. This improvement was due to continued growth in our domestic revenues, which increased by 55% over the same quarter one year ago. Gross profit on total revenues for the current quarter increased 32% to $137.5 million compared to $104.3 million for the prior year quarter. This increase was attributable to increased profitability in both product sales and gaming operations.

Worldwide, IGT shipped 32,600 gaming machines for product sales of $222.7 million during the current quarter compared to 32,000 machines for $166.7 million in the same quarter last year. Total domestic shipments reached 18,100 units for the quarter, up 44% from 12,600 units in the year earlier quarter. Domestic replacement sales reached a record high of 10,500 machines during the quarter. Replacement demand continued to be driven by the combination of an aging installed base of gaming machines, our new video games, and the growing appeal of the new ticket-in/ticket-out (TITO(TM)) technology.

International shipments during the current quarter totaled 14,500 or 44% of total units versus 19,400 in the comparable prior year quarter. Sales in Japan improved over recent quarters to 3,400 units, but were still down from the third quarter of last year when we sold 8,000 pachisuro games. We expect low sales volume in Japan for the remainder of fiscal 2001. IGT-Australia sold 2,100 units this quarter compared to 1,200 units during the third quarter of fiscal 2000. While unit sales have increased, we continue to face regulatory and competitive challenges in the Australian market.

Gross profit on product sales for the quarter just ended grew to $87.3 million versus $65.2 million for the third quarter last year. Margin percentages remained constant at 39% of related revenues and were positively impacted by a higher proportion of domestic sales in the total product sales mix, partially offset by higher electronic component costs. We anticipate current reductions in the cost of these components should result in higher margins beginning the first quarter of fiscal 2002.

Revenues from gaming operations improved to $97.4 million in the third quarter compared to $69.3 million in the same quarter last year. Gross profit on gaming operations grew to $50.2 million for the current quarter from $39.1 million in the year earlier quarter. In the current quarter gaming operations margin percentages were negatively impacted by lower interest rates, which result in higher costs of funding jackpot payments, and additional costs related to our expanding portfolio of new game.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings of unconsolidated affiliates, reported net of expenses for accounting purposes, grew 40% to $38.6 million from $27.6 million in the comparable prior year quarter.

Our continued growth in the proprietary gaming segment drove the gains in gaming operations revenue and earnings of unconsolidated affiliates. Notable game successes include The Addams Family (TM), Jeopardy!(R), and the joint venture games of Wheel of Fortune(R) and I Dream of Jeannie(TM). The rapid roll-out and player acceptance of the newest recurring revenue games Austin Powers(TM), The Price Is Right(TM), and $1,000,000 Pyramid(TM) also contributed to the overall growth in gaming operations revenue. The installed base of our proprietary gaming machines, including placement under joint ventures, grew by 2,500 units during the quarter, bringing the total installed base to 25,100 at June 30, 2001. The California market grew by 600 units during the quarter to 1,750 at the end of the current period.

Operating Expenses

Current quarter operating expenses totaled $72.7 million or 23% of total revenues compared to $59.8 million or 25% in the prior year quarter. Selling, general and administrative expenses increased $9.7 million due to additional legal and compliance costs, as well as variable incentives related to improved operating results. Depreciation and amortization expense, not included in cost of sales, remained constant over the same quarter last year. Research and development expenses increased $2.1 million to $15.0 million for the current quarter, due to new game development costs. Bad debt expense increased over the prior year quarter primarily as a result of increased sales.

Other Income and Expense

Other income and expense for the current quarter resulted in net expense of $13.3 million compared to $13.4 million in the prior year quarter. Operation of our progressive systems games resulted in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

Our consolidated tax rate increased to 37% from 36% in the year earlier quarter. We expect this tax rate to be in effect for the full fiscal year 2001.

Business Segments Operating Profit (See Note 9 of Notes to Condensed Consolidated Financial Statements)

IGT's operating profit by business segment reflects an appropriate allocation of operating expenses, interest income, and interest expense. Gaming operations and earnings from our joint venture operations are included in the proprietary gaming business segment.

Product sales operating profit for the quarter just ended improved to $46.2 million or 21% of related revenues compared to $29.1 million or 17% in the prior year quarter. This improvement was predominantly the result of increased sales volumes, partially offset by higher component costs and increased operating expenses.

In the third quarter of fiscal 2001, operating profit on the proprietary gaming segment increased $17.1 million or 36% to $64.7 million compared to the same quarter last year. This improvement resulted from the growth of the installed base and favorable player acceptance of our new proprietary games, partially offset by increased

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

costs of funding jackpots due to lower interest rates and additional costs related to our expanding portfolio of game themes.

Nine Months Ended June 30, 2001 Compared to the Nine Months Ended July 1, 2000

Net income for the first nine months of fiscal 2001 grew to $158.5 million or $2.07 per diluted share compared to income before one-time items in the prior year period of $89.2 million or $1.13 per diluted share. Several one-time items affected the prior year results. Net income for the first nine months of fiscal 2000 benefited from the receipt of a legal settlement of $27.0 million ($17.3 million net of tax), partially offset by restructuring charges of $1.2 million ($0.8 million, net of tax) related to our operations in Australia and Brazil, and a loss of $1.4 million ($900,000, net of tax) on the sale of the gaming systems business unit previously purchased as a part of the Olympic acquisition in March 1998. Including these one-time items, net income was $104.8 million or $1.33 per diluted share for the first nine months of fiscal 2000.

Operating Income

For the nine months just ended, operating income reached $291.6 million or 32% of revenues compared to $176.0 million or 29% of revenues in the first nine months of fiscal 2000. This 66% growth was due to markedly higher domestic volumes, partially offset by higher operating expenses, as discussed below.


Revenues, Gross Profit Margins and Earnings of Unconsolidated Affiliates

Total revenues for the first nine months of fiscal 2001 grew 47% to $903.3 million compared to $615.0 million in the first nine months of fiscal 2000, reflecting a 61% increase in product sales and a 22% increase in gaming operations. Domestic revenues showed a marked increase of 63% over the prior year period. Gross profit on total revenues for the first nine months of fiscal 2001 increased 45% to $395.4 million compared to $273.6 million for the first nine months of fiscal 2000. This improvement was attributable to growth in profitability year-over-year for both product sales and gaming operations.

Worldwide, IGT shipped 93,000 gaming machines for record product sales of $636.2 million during the current nine months versus 74,300 machines and $395.1 million in the comparable prior year period. Domestic shipments increased 74% to 49,700 units for the first nine months of fiscal 2001 from 28,600 units in the same period last year. This increase was primarily due to continued strong growth in replacement demand, driven by the combination of an aging installed base of gaming machines, our expanding suite of new video games, and the growing appeal of the new TITO(TM) technology. At the end of the current period, approximately 14,500 machines were operating on IGT's TITO(TM) systems. Domestic replacement units increased to 57% of total shipments from 45% for the same period last year. Year-to-date sales of 11,000 machines into the California Native American market also contributed to the increase.

International shipments, comprising 47% of total units sold during the current nine months, totaled 43,300 units versus 45,700 units in the comparable prior year period. This decline related primarily to the drop in volumes in Japan offset by Australia.

The gross profit margin on product sales grew to $250.9 million or 39% of related revenue in the current nine month period from $150.2 million or 38% in the comparable prior year period. This margin improvement is due to increased sales volumes, higher average prices related to a stronger mix of newer game products, and a higher proportion of domestic sales in the total product sales mix, partially offset by higher component costs and increased operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue from gaming operations for the first nine months of fiscal 2001 grew to $267.1 million from $219.8 million in the same prior year period. Gross profit on gaming operations increased to $144.5 million or 54% of related revenue for the nine months ended June 30, 2001 compared to $123.4 million or 56% in the year earlier period. Although gross profit dollars rose along with revenues, the margin percentage was negatively impacted in the current nine month period by lower interest rates, which increased the cost of funding jackpots, as well as additional costs related to our expanding portfolio of new game themes.

Earnings of unconsolidated affiliates, reported net of expenses for accounting purposes, grew 42% to $104.0 million in the nine months just ended from $73.3 million in the comparable prior year period.

Our continued growth in the proprietary gaming segment drove the gains in gaming operations revenue and earnings of unconsolidated affiliates. Games that contributed significantly to growth during the current period include The Addams Family (TM), Jeopardy!(R), and the joint venture games of Wheel of Fortune(R) and I Dream of Jeannie(TM). The roll-out and favorable player acceptance of the newest recurring revenue games Austin Powers(TM), The Price Is Right(TM), and $1,000,000 Pyramid(TM) also contributed to the overall growth in gaming operations revenue. The installed base of our proprietary gaming machines, including placement under joint ventures, grew by 7,400 units during the nine months just ended, bringing the total installed base to 25,100 at June 30, 2001. The California market, where play levels have been high, is becoming an important contributor to this growth. The installed base in California grew to 1,750 units at the end of the current period.

Operating Expenses

Current year-to-date operating expenses totaled $207.9 million or 23% of total revenues compared to $170.9 million or 28% in the comparable prior year period. Selling, general and administrative expenses increased $27.9 million due to additional legal and compliance costs, as well as variable incentive costs related to improved operating results. Depreciation and amortization expense, not included in cost of sales, decreased $1.2 million due to fully depreciated assets still in use. Research and development expenses increased $5.0 million to $44.6 million for the current nine months, primarily due to new game development costs. Bad debt expense increased $7.6 million over the prior year period as the result of increased sales volumes, as well as specific reserves related to international receivables.

Other Income and Expense

Other income and expense, net, for the current nine-month period resulted in net expense of $40.1 million compared to $12.2 million in the same period last year. The prior year period benefited from a $27.0 million legal settlement. Operation of our progressive systems games resulted in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

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

Product sales operating profit for the nine months just ended grew to $127.2 million or 20% of related revenues compared to $59.3 million or 15% in the prior year period. This improvement is primarily due to an increase in sales volumes, partially offset by higher operating expenses as discussed above.

Operating profit for the proprietary gaming segment in the first nine months of fiscal 2001 totaled $182.2 million, an increase of $51.4 million or 39% over the same period last year. This improvement resulted from the growth of the installed base and favorable player acceptance of our new games, partially offset by increased costs of funding jackpots due to lower interest rates and additional costs related to our expanding portfolio of game themes.

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

Credit Facilities

Our domestic and foreign borrowing facilities totaled $264.7 million at June 30, 2001. Of this amount, $4.8 million was drawn, $6.6 million was reserved for letters of credit, and the remaining $253.3 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At June 30, 2001, we were in compliance with all applicable covenants.

Summary of Cash Activities

In the first nine months of fiscal 2001, IGT's cash increased $31.6 million due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities. Our main source of cash was $53.1 million from operations. The primary uses of cash consisted of $31.2 million for the acquisition of Silicon in March 2001 and $20.9 million invested in property, plant and equipment.

Our proprietary progressive systems provide cash from collections used to fund jackpot liabilities and from maturities of investments in US government securities purchased to fund future annual jackpot payments. Cash is used to make payments to winners for jackpot liabilities or to purchase US government securities. The purchase of and proceeds from these US government securities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments on jackpot liabilities are classified as financing activities. Net cash flows from systems to fund jackpot liabilities represent differences between the growth in liabilities and the actual payments to the winners during the period. These activities provide net cash aof $15.6 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

in the first nine months of fiscal 2001 and used cash of $19.0 million in the comparable prior year period. Fluctuations occur based on the timing of the jackpots and the volume of playacross all of our MegaJackpots(TM) progressive systems.

Operating Activities: Cash provided by operating activities in the first nine months of fiscal 2001 totaled $53.1 million compared to $85.4 million for the first nine months of fiscal 2000. This decrease was due to higher working capital requirements to support higher sales volumes. The most significant fluctuations related to sales volumes and timing in receivables, inventories, prepaid expenses and accrued income taxes. The net increase in other assets relates to prepaid royalties.

Investing Activities: The primary use of investing cash for the current nine month period related to the acquisition of Silicon. See Note 10 of Notes to Condensed Consolidated Financial Statements. Use of cash from investing activities also included purchases of property, plant, and equipment totaling $20.9 million in the current nine month period compared to $13.6 million in the prior year period. This fluctuation is primarily due to capital expenditures to improve the productivity of operations, including a portion of which relates to updating our internal software systems with an enterprise resource planning
(ERP)solution and software to support our engineering activities. The ERP project is expected to phase in over the next three years. Investing cash provided in the prior period was primarily due to proceeds from the sale of the Miss Marquette riverboat held for sale as part of the Sodak acquisition.

Financing Activities: The primary sources of cash in financing activities in the current period were collections from systems and proceeds from employee stock plans. The primary use of cash from financing activities in the prior year period related to stock repurchases.

Stock Repurchase Plan

Our Board of Directors originally authorized IGT's stock repurchase plan in October 1990. As of July 28, 2001, the remaining share repurchase authorization, as amended, totaled 10.8 million additional shares. No additional shares have been repurchased during the first ten months of fiscal 2001.

Recently Issued Accounting Standards

On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. IGT adopted FAS 133 on October 1, 2001 and it has not had a material impact on our financial condition or results of operations. See Note 11 of Notes to Condensed Consolidated Financial Statements.

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

In June 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards, No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS 142 changes the accounting for goodwill

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. We are required to adopt SFAS 142 at the beginning of IGT's fiscal 2003, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

o a decline in the appeal of IGT's gaming products or an increase in the popularity of existing or new games of competitors;
o        acceptance of new technology by our customers;
o changes in interest rates causing a reduction of investment income or in market interest rate sensitive investments;
o        loss or retirement of our key executives or other key employees;
o approval of pending patent applications of parties unrelated to IGT that restrict our ability to compete effectively with products that are the subject of such pending patents or infringement upon existing patents;
o the effect of regulatory and governmental actions, including regulatory or governmental actions challenging our compliance with applicable gaming regulations;
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees;
o the limitation, conditioning, suspension or revocation of any of our gaming licenses;
o        fluctuations in foreign exchange rates, tariffs and other barriers;
o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts;
o        the loss of sublessors of leased properties no longer used by IGT;
o with respect to legal actions pending against IGT, the discovery of facts not presently known to IGT or determinations by judges, juries or other finders of fact which do not accord with IGT's evaluation of the possible liability or outcome of existing litigation;
o The risk that the proposed acquisition of Anchor Gaming may not occur as the merger is subject to stockholder and regulatory approval, and there is no assurance that these or all other closing conditions will be satisfied.

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

Foreign Currency Risk

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At June 30, 2001, we had net foreign currency exposure of $48.2 million, of which $45.4 million was hedged with currency forward contracts. At September 30, 2000, we had net foreign currency exposure of $58.0 million hedged with $63.5 million in currency forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. There were no firm commitment hedges at the end of the current or prior year periods.

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

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would impact reported operating results by approximately $1.5 million in the current period compared to $1.0 million in the prior year-to-date period. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates, which are impacted by market interest rates and other economic conditions. Therefore, the gross profit in our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by $4.5 million and earnings of unconsolidated affiliates by $2.0 million in the current nine month period versus $6.6 million and $2.1 million in the comparable prior year period. IGT currently does not manage this exposure with derivative financial instruments.

IGT grants customers extended payment terms under contracts of sale, secured by the equipment sold. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates. Occasionally, IGT has provided loans to customers for purposes other than gaming equipment. Within our portfolio, we have

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

both fixed and variable rate notes and contracts receivable. If interest rates decreased by 10%, we estimated the interest income for the variable rate notes and contracts would be impacted by approximately $678,000 in the nine months ended June 30, 2001 and $370,000 in the nine months ended June 30, 2000. If interest rates increased by 10%, we estimated the fair market value of the fixed rate notes and contracts would have decreased by approximately $737,000 at June 30, 2001 and $1.2 million at September 30, 2000.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, we estimated the fair market value of these notes would have decreased approximately $34.4 million at June 30, 2001 and $40.1 million at September 30, 2000.

Part II - Other Information


Item 1.  Legal Proceedings

         (See Note 8 and 14 of Notes to Condensed Consolidated Financial Statements)

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information

         We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in our proxy statement and form of proxy for the 2002 Annual Meeting of Stockholder must be received by us by September 29, 2001. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. In addition, a stockholder desiring to present a proposal at the 2002 Annual Meeting must deliver written notice of the proposal to us prior to December 12, 2001 or the persons appointed as proxies in connection with the meeting will have discretionary authority to vote on the proposal.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Agreement and Plan of Merger, dated as of July 8, 2001, by and among International Game Technology, NAC Corporation, and Anchor Gaming (incorporated by reference to Exhibit 2 to Form 8-K/A, File number 001-10684, filing date July 12, 2001)
         10.2 Voting Agreement, dated as of July 8, 2001, by and between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.1 to Form 8-K, File number 001-10684, filing date July 11, 2001)
         10.3 Voting Agreement, dated as of July 8, 2001, by and between International Game Technology and Joseph Murphy (incorporated by reference to Exhibit 10.2 to Form 8-K, File number 001-10684, filing date July 11,
                  2001)

         (b)      Reports on Form 8-K

                  The company filed a Current Report on July 11, 2001 and an Amended Current Report on July 12, 2001 reporting the agreement to acquire Anchor Gaming.

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