Form 10-K
period 2001-09-29
INTERNATIONAL GAME TECHNOLOGY
filed 2001-12-12
CIK 353944

FORM 10-K
                       Securities and Exchange Commission

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the Fiscal Year Ended September 29, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 2001:

                               $4,359,662,184

The number of shares outstanding of each of the registrant's classes of common stock, as of November 24, 2001:

           72,863,474 shares of Common Stock, $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                Table of Contents


                                     Part I
                                                                            Page

Item     1.     Business                                                     2

Item     2.     Properties                                                   23

Item     3.     Legal Proceedings                                            23

Item     4.     Submission of Matters to a Vote of Security Holders          23

                                     Part II

Item     5.     Market for Registrant's Common Stock and Related
                Stockholder Matters                                          24

Item     6.     Selected Financial Data                                      25

Item     7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    26

Item     7a.    Quantitative and Qualitative Factors about Market Risk       35

Item     8.     Consolidated Financial Statements and Supplementary Data     37

Item     9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          79



                                    Part III

Item     10.    Directors and Executive Officers of the Registrant           79

Item     11.    Executive Compensation                                       79

Item     12.    Security Ownership of Certain Beneficial Owners and
                Management                                                   79

Item     13.    Certain Relationships and Related Transactions               79



                                     Part IV

Item     14.    Exhibits, Financial Statement Schedule and Reports on Form
                8-K

                Signatures                                                    79

                                     Part I
Item 1.  Business

Unless the context indicates otherwise, references to "International Game Technology," "IGT," "we," "our" or "the Company" include International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89511; our telephone number is (775) 448-7777.

Forward Looking Statements
Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 995

Throughout this Annual Report on Form 10-K we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

Our business is dependent on the gaming industry and would be adversely affected by adverse changes in the gaming industry including:
o a decline in demand for IGT's gaming products or reduction in the growth rate of new and existing markets;
o   delays of scheduled openings of newly constructed or planned casinos;
o reduced levels of gaming play on our gaming systems or customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures after the terrorist attacks of September 11, 2001;
    we can not predict what impact the terrorist attacks of September 11, 2001 may have going forward on gaming play and customer demand for our gaming machines but reduced levels of gaming play or customer capital expenditures will adversely impact results of operations; and
o   a decline in public acceptance of gaming.

Demand for our gaming machines would be adversely affected by:
o   a decline in the demand for replacement machines;
o   a decrease in the desire of established casinos to upgrade machines;
o a lack of consumer acceptance of new ticket-in/ticket-out voucher technology; and
o a decline in the popularity of IGT's gaming products with players, a lack of success in developing new products or an increase in the popularity of competitors' games.

Our business is vulnerable to changing economic conditions, including:
o   unfavorable changes in economic conditions;
o   political or economic instability in developing international markets;
o changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive investments; and
o   fluctuations in foreign exchange rates, tariffs and other trade barriers.

Item 1.  Business

Our business is subject to regulatory risks, including:
o   unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o adverse changes in or findings of non-compliance with applicable governmental gaming regulations;
o   delays in approvals from regulatory agencies;
o a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

Our intellectual property rights are subject to risks, including:
o the potential for there to be an inability to obtain and maintain patents and copyrights to protect our newly developed games and technology;
o competitors' infringement upon IGT's existing trademarks, patents and copyrights; and
o approval of competitors' patent applications that may restrict our ability to compete effectively.

Our business operations are subject to other risks, including:
o   the loss or retirement of our key executives or other key employees;
o adverse changes in the credit worthiness of parties with whom IGT has forward currency exchange contracts;
o   the loss of lessees on sublet properties no longer used in our operations;
o discovery of facts with respect to legal actions pending against IGT not presently known to IGT or determinations by judges, juries or other finders of fact which do not accord with IGT's evaluation of the possible liability or outcome of existing litigation;
o an inability to generate sufficient cash flow to service debt obligations for senior notes and other line of credit facilities;
o an inability to comply with debt covenant restrictions, which may trigger payment acceleration provisions; and
o increased costs due to reliance on third-party suppliers and contract manufactures.

In addition to the risks listed above, we are subject to certain risks arising from our proposed acquisition of Anchor Gaming. The risks associated with the Anchor transaction are more fully described on the next page and in the merger proxy statement we filed with the Securities and Exchange Commission on November 13, 2001.

Company Overview
IGT is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world and was the first to develop computerized video gaming machines. Since our founding in 1980, IGT has principally served the casino gaming industry in the United States. In 1986, IGT began expanding its business internationally, and in addition to our production in the United States, we currently manufacture our gaming products in the United Kingdom and through a third party manufacturer in Japan. IGT also maintains sales offices in selected legalized gaming jurisdictions globally, including Australia, Argentina, New Zealand, Peru, South Africa and The Netherlands. IGT provides gaming products in every significant legalized gaming jurisdiction in the world.

International Game Technology was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. In addition to our 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned subsidiaries:
I.G.T.-Argentina S.A. (IGT-Argentina); I.G.T. Australia Pty. Limited (IGT-Australia); International Game Technology (NZ) Ltd. (IGT-NZ); IGT do Brazil Ltda. (IGT-Brazil); IGT-Europe B.V. (IGT-Europe); IGT-Iceland Ltd. (IGT-Iceland); IGT-Japan K.K. (IGT-Japan); IGT-UK Limited (Barcrest); International Game Technology-Africa Pty. Limited (IGT-Africa); International Game Technology S.R. Ltda. (IGT-Peru); Sodak Gaming, Inc. (Sodak), and Silicon Gaming, Inc. (Silicon).

Item 1.  Business

Acquisitions and Divestiture

IGT has complemented its internal resources through strategic acquisitions over the past few years. The primary goals of these acquisitions were to expand into new product and geographic markets and to provide additional product design capabilities. Recent completed and proposed business combinations are described below.

In September 2001, IGT completed the purchase of the assets of Tennecom Gaming Solutions, LLC (Tennecom), a maker of casino table game tracking software. Tennecom created an information system consisting of a Player Tracking and Table Games Information System, Table Inventory Tracking and Casino Management System.

In March 2001, IGT completed the purchase of Silicon. Previously headquartered in Palo Alto, California, Silicon designed and manufactured innovative wagering products and held a library of gaming patents.

In July 2000, IGT completed the sale of Barcrest K.K. (Barcrest-Japan) to a Japanese company engaged in the manufacture, development and sale of pachinko and pachisuro slot machines.

In September 1999, IGT completed the acquisition of Sodak. Sodak distributes IGT gaming products and provides proprietary games to Native American casinos. Sodak also provides financing for gaming ventures in Native American markets.

In March 1998, IGT completed the purchase of Barcrest Limited (Barcrest), a Manchester, England-based manufacturer and supplier of gaming related amusement devices, and formed IGT-UK Limited. Also in March 1998, IGT purchased certain assets of Olympic Amusements Pty. (Olympic), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The Olympic business was consolidated with IGT-Australia.

Proposed Anchor Gaming Acquisition
On July 8, 2001, we entered into an Agreement and Plan of Merger with Anchor, pursuant to which Anchor will merge with a subsidiary of ours. Both our board of directors and Anchor's board of directors unanimously approved the Agreement and Plan of Merger. If the transaction is completed, Anchor shareholders will receive one share of IGT common stock for each share of Anchor common stock that they own, subject to certain adjustments.

If the IGT average closing price is less than $50.00 per share, Anchor may terminate the merger agreement, subject to IGT's right to provide a higher exchange ratio such that the value of IGT stock received by Anchor stockholders equals $50.00 per share. Conversely, if the IGT average closing price exceeds $75.00 per share, IGT may terminate the merger, subject to Anchor's right to accept a lower exchange ratio such that the value of IGT stock received by Anchor stockholders equals $75.00 per share. In addition, IGT will convert each outstanding option to purchase Anchor common stock into the right to acquire on the same terms and conditions a number of shares of IGT common stock based on the merger exchange ratio.

Anchor is a diversified technology company with operations around the world. Anchor operates in three complementary business segments: gaming machines, gaming operations and gaming systems. The gaming machine segment focuses on the development and placement of unique proprietary games. The gaming operations segment operates a Native American casino in San Diego, two casinos in Colorado, and manages gaming machine routes in Nevada. The gaming systems segment provides equipment and related services to on-line lotteries, video lotteries, and pari-mutuel organizations. IGT and Anchor have been working together since 1996 as joint venture partners. This combination will permit the companies to work more closely together to develop new games and use their complementary resources to benefit casinos and casino customers. In addition, Anchor has other attractive businesses that IGT is not currently in, most notably the lottery business, and the companies believe that their combined resources will make them a more effective competitor in these businesses. The merger also provides access to Anchor's key management talent.

Item 1.  Business

If the merger is completed, as part of the transaction, Thomas J. Matthews, Chairman, President and Chief Executive Officer of Anchor, will remain President and Chief Executive Officer of Anchor and will become Chief Operating Officer of IGT. Mr. Matthews and (upon obtaining required regulatory approvals) Richard Burt, will become directors of IGT, occupying two newly created seats on the IGT board of directors.

The merger is subject to the approval of both companies' stockholders and certain outstanding regulatory approvals (including gaming authority approvals or findings of suitability from the Nevada Gaming Control Board, the Nevada Gaming Commission, the National Indian Gaming Commission and the Pala Gaming Commission) and Hart-Scott-Rodino antitrust pre-clearance, as well as other closing conditions. Subject to obtaining all required regulatory approvals, Hart-Scott-Rodino antitrust pre-clearance and satisfaction of other closing conditions, we anticipate that the merger will be completed prior to January 31, 2002.

Below is a summary of some of the primary risk factors associated with the proposed merger with Anchor. A full discussion of the risks listed below that are associated with the merger can be found in our joint proxy statement dated November 13, 2001 filed with the Securities and Exchange Commission.
o   the proposed merger may not occur;
o the value of our common stock to be issued in the merger will fluctuate and will not be fixed at the date of our stockholder meeting at which the merger is voted on;
o the merger agreement may be terminated if our share price falls or rises substantially;
o stockholder approval confers broad discretion on our board with respect to the merger;
o failure to complete the merger could negatively affect our relationship with Anchor or our ability to enter into other third-party transactions;
o   we may have difficulty integrating parts of the operations of Anchor;
o our success depends in part on our ability to retain key personnel after the merger;
o the accounting treatment of the merger will result in future non-cash charges to our operations;
o our pro-forma accounting for the merger reflected in the merger proxy statement may change;
o the issuance of additional shares of our common stock in the merger may reduce our share price; and
o   we will assume significant additional debt upon consummation of the merger.

Lines of Business
IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Product Sales," and the development, marketing and operation of wide-area progressive (WAP) systems, stand-alone games, and gaming equipment leasing, which we refer to as "Proprietary Gaming." This segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. The table below presents our business segment revenues and earnings of unconsolidated affiliates for the years ended:


                                            September 29,     September 30,   October 2,
                                                2001              2000           1999
    ------------------------------------------------------------------------------------
    (Dollars in thousands)
    Product sales                            $  824,267       $  603,381      $576,598
    Proprietary gaming
      Gaming operations                         374,942          295,023       277,508
      Earnings of unconsolidated affiliates     142,630          105,991        75,556
                                             ----------       ----------      --------
    Total proprietary gaming                    517,572          401,014       353,064
                                             ----------       ----------      --------
    Total                                    $1,341,839       $1,004,395      $929,662
                                             ==========       ==========      ========


See Note 19 of Notes to Consolidated Financial Statements for additional information concerning the revenues, operating results and identifiable assets of our two principal lines of business and operations. The consolidated financial statements include the accounts of International Game Technology and all of our majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

Item 1.  Business

Product Sales
IGT designs, manufactures and markets computerized casino gaming products and systems for both domestic and international markets. Domestically, IGT manufactures a broad range of gaming machines, consisting of traditional spinning reel slot machines, video gaming machines, government-sponsored and other video gaming devices. In international markets, we target the amusement with prize (AWP), casino-style, private club, gaming hall and government-sponsored video machine markets. For our domestic and certain international markets, we offer hundreds of recognized game themes. We typically sell our machines directly or through distributors to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator. In the North American gaming market, IGT holds an estimated 64% share of the installed base of casino gaming machines. We believe our market share is the result of our innovation in video and slot technology, the efforts of our experienced sales force and our focus on customer service and product reliability.

In addition to gaming machines, IGT develops and sells computerized casino management systems which provide casino operators with slot and table game accounting, player tracking and specialized bonusing capabilities. We also develop and sell specialized proprietary systems to allow the lottery authorities to monitor video lottery terminals. We derive license and maintenance revenue for the use of the systems.

Proprietary Gaming

Proprietary Games
IGT's proprietary gaming segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Approximately 7% of the domestic installed base of gaming machines generate recurring revenue whereby the manufacturer participates in the revenue from the machine on a percentage or flat fee basis. We collectively refer to machines of this nature as "proprietary games", including linked WAP systems and stand-alone machines, in both our wholly-owned gaming operations and our unconsolidated joint venture operations. We have developed and operated WAP systems, collectively referred to as MegaJackpots(TM), since 1986. In the North American market, IGT estimates it holds more than a 66% share of the installed base of recurring revenue machines. At September 29, 2001, IGT operated proprietary games in 18 domestic jurisdictions, as well as one international system in Iceland. Included among these jurisdictions is Native America, which encompassed 18 US States.

WAP systems are electronically linked, intercasino systems that connect gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits the top award winning combination. WAP systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win larger jackpots than on machines not linked to progressive systems. Win (net earnings to the operator) per machine on machines linked to progressive systems are generally higher than on other non-linked machines on a casino floor. We also supply certain proprietary games in a "stand alone" format. These games are proprietary in nature but are not linked to a progressive system. These games are either leased on a per machine per day basis or are operated under a revenue sharing agreement. This format was created for the customer that didn't want to contribute to a large jackpot, yet still wanted our proprietary games on the floor.

IGT continually provides innovation and enhanced player appeal to its proprietary games consistent with product lines that are sold directly to the casinos. This is accomplished through the introduction of feature rich games with second event bonusing and incorporating popular themes, such as Austin Powers(TM), Regis Cash Club(TM), The Price is Right(TM) and $1,000,000 Pyramid(TM), which were introduced in fiscal year 2001. New themed product introductions planned for fiscal year 2002 include the Diamond Cinema Series(TM) featuring Marilyn Monroe(TM), Humphrey Bogart(TM), Ingrid Bergman(TM) and James Dean(TM), Harley-Davidson(R), Frank Sinatra(TM), Uno(R), Magic 8 Ball(R), and I Love Lucy(R). Other currently installed proprietary game themes includes Regis' Cash Club(TM), $1,000,000 Pyramid(TM), $25,000 Pyramid(TM), Austin Powers(TM), The Price Is Right(TM), The Addams Family(TM), Spin Joker Poker(TM), Elvis (R), Fabulous 50's(R), Five Play Draw

Item 1.  Business

Poker(TM), High Rollers(TM), Jeopardy!(R), Megabucks(R), Nickelmania(R),
Nickels Deluxe(R), Party Time(R), Pokermania(R), Quartermania(R), Quarters Deluxe(R), Slotopoly(TM), Super Nickelmania (TM), Totem Pole(R), Triple Play Draw Poker(TM), Wheel of Fortune(R), Wheel of Gold(R), I Dream Of Jeannie(TM), Power Slotto(TM), The Three Stooges(R) and Let's Make A Deal(R). These games may be offered in different denominations in each jurisdiction.

IGT operates certain proprietary games under joint venture agreements or strategic marketing alliances with other gaming companies, principally with Anchor. The purpose of these strategic alliances is to combine the game development efforts or licensed property rights of other companies with IGT's systems technology, manufacturing, distribution, and marketing expertise. Proprietary games operated though our Spin For Cash (SFC) joint venture with Anchor include the highly successful Wheel of Fortune(R) game which began in December 1996 and the I Dream of Jeannie(TM) wheel game introduced in fiscal 2001. At September 29, 2001, the SFC total installed base had grown to approximately 14,100 machines. In addition, we entered into a licensing, development and marketing agreement in fiscal year 2000 with Shuffle Master to further develop their licensed intellectual properties, The
Three Stooges (R), The  Honeymooners (TM) and Let's  Make  A  Deal (R).
The Three Stooges(R) and Let's Make a Deal(R) games were introduced in fiscal 2001 with Honeymooners(TM) games planned for fiscal 2002. A similar agreement was entered into with AC Coin to jointly distribute Power Slotto(TM) and a Bewitched(TM) version of Slotto(R). Power Slotto(TM) was released in 2001, and Bewitched(TM) Slotto(R) is slated for 2002. In fiscal 2001, IGT and Williams Gaming, Inc. (WMS) entered into an agreement where WMS will design and market slot machines based on the Survivor(TM) television show which will be manufactured and placed by IGT. This system is planned for introduction in fiscal 2002.

IGT, as the developer and current market leader in this business segment, recognizes that all games, including our proprietary games systems, have a finite life cycle. Because of the intense competition and accelerated pace of proprietary games being introduced each year, this has inevitably shortened the life cycle. As a result, IGT systematically replaces, either wholly or in part, systems experiencing declining play levels with new systems that incorporate enhanced entertainment value and improved player appeal. This serves to increase revenue generation overall as well as on a per unit basis for both IGT, and our customers. During fiscal 2001, IGT removed 20 proprietary game systems in eight jurisdictions.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the casinos contribute a portion of the wagered amount to fund the progressive jackpot. Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpot winners may elect either a single payment of the discounted value of the progressive jackpot, or annual installments, which are paid out over 20 to 26 years depending on the system and jurisdiction. Many of our new products are MegaJackpots-Instant Winner(TM) systems, which pay the full jackpot amount in one sum when won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust pays IGT fees for annual licensing and machine rental. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees or a portion of the amount contributed by the casinos is paid to us from this fund. In Iowa, the progressive jackpot fund is administered by a trust managed by IGT, and net profits are transferred to IGT.

Lease and Other Gaming Operations
Under various technology provider license and lease agreements with state lotteries and parimutuel facilities, we receive a percentage of the revenue for the use and maintenance of machines and/or systems. We also sell machines with attached royalty agreements, primarily with Action Gaming, where we receive a monthly royalty fee. We also receive recurring revenue in various jurisdictions from contracts for short-term rental or long-term lease of gaming machines.

Item 1.  Business

Product Development
IGT's product development staff works to provide innovation in gaming machines and related computer system technology. During fiscal year 2001, IGT invested approximately $62.5 million in research and development. Developments from these efforts increase our gaming machines' earning potential through enhancements in entertainment value, ease of play, and decreased machine downtime. Machine downtime is minimized by improvements in product reliability and functionality. IGT's creative designs enhance player entertainment with features such as larger jackpots, choreographed sound events, multiple interactive bonus features and unique mechanical packages.

The most significant factor influencing the purchase of all types of gaming machines is player appeal followed by a mix of elements including service, price, reliability, operational efficiencies, technical capability and the financial condition and reputation of the manufacturer. Player appeal is the combination of machine design, hardware, software, game features and ease of play that ultimately improves the earning power of gaming machines and the operator's return on investment. To increase the player appeal of our machines, we have made significant investments in research and development of products tailored toward the specific demands of our customers as well as the users of our products. In this context, IGT developed numerous themes with a variety of ideas and concepts. In fiscal year 2001, IGT debuted more than 35 new game themes, addressing both the video reel and mechanical spinning reel markets. We expect to debut an even greater number of games in fiscal year 2002. As with all new games, these machines are subject to regulatory approval. Using MegaTest(TM), our online computerized testing and monitoring system, to evaluate and forecast acceptance of new products, IGT is able to evaluate and quickly focus on the more popular gaming concepts. The MegaTest(TM) system uses a central computer to monitor the performance of games placed in a representative sample of casinos throughout Nevada. The MegaTest(TM) program allows IGT to test games in a relatively short time span with a high degree of accuracy, which results in the quicker release of higher-performing games.

IGT's most recent innovations in slot technology provide flexibility and ease of use to the player and the casino operator. The EZ Pay(TM) ticket system targets the casino operator's need to reduce operating costs and machine downtime. This product provides our customers with a system that allows machines to print tickets in place of dropping coins from the hopper. In many cases the printing of a ticket eliminates the delays encountered when a large payout requires the personal attention of a casino employee. The system also provides the machines with the capability of accepting tickets. This provides players with the added flexibility to move from one machine to another without the inconvenience of coin handling. Casinos will have the option to use both hoppers and tickets in IGT machines connected to the EZ Pay(TM) Ticket System. We believe this offers casino operators and players the most flexibility while the industry explores player preferences with respect to ticket-based products. EZ Play(TM) machines will also enable the player to select any denomination he or she prefers (Multi-Denomination(TM)). Our IVS(TM) product was introduced during the last quarter of fiscal 2000. The IVS(TM) product offers EZ Pay(TM) system functionality, but can be integrated with a casino's existing slot accounting system. This integration provides additional efficiencies to casino operators interested in maximizing the automation of accounting controls and other functions. Initial customer response to this technology has been positive and we believe these systems will be significant drivers of the system machine and system sales over the next several years.

Multi-line, multi-coin video-based games are currently among the most popular games on the casino floor. In response to this trend, IGT's current products employ advanced technology to enhance entertainment and communication features while retaining many of the familiar and popular features of older games. Our current product lines include: The Game King(R) video platform, which offers a single or multi-game format with a touch screen monitor utilizing the iGame-Plus(TM) interactive video games with animated graphics and secondary bonusing features; the Vision Series(R), a spinning reel slot combined with a full-color liquid crystal display; and the S2000(TM) spinning reel platform which combines the reliability and game library of IGT's traditional S-Plus(TM) machine with upgraded processor boards and an enhanced sound package.

Item 1.  Business

In international markets, our strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible or required. For the European casino market, Barcrest has designed the Enhanced series of reel-based, casino-style games to complement the current product offerings in the market. The Enhanced machine incorporates top box technologies designed in the United Kingdom with our casino-style machines to add bonus features, and will continue to be marketed by IGT-Europe. In Australia, two separate design teams (one in Sydney and one in Melbourne) create innovative games for the club and casino markets in Australia and New Zealand.

IGT-Japan's engineering department has expanded in order to continue to develop new technologies for the Pachisuro market and released a new platform at the end of fiscal 2001.

In fiscal year 2001, IGT continued installing the IGT Gaming Systems (IGS(TM)), which support casinos' control and information needs. The IGS (TM) product is an integrated casino system featuring 14 modules including player tracking, pit cage and credit, and slot management, plus specialized modules including bus scheduling and events management. The IGS(TM) product is approved, marketed and operational in most domestic jurisdictions as well as Australia, Canada, Portugal and South Africa.

To capitalize on future opportunities, management is committed to:

o Innovative new product development such as our Game King(R), iGame Plus(TM), Vision Series(R) and S2000(TM)
o Technological improvements such as EZ Pay(TM)(ticket-in/ticket-out) and Multi-Denomination(TM)
o Development and rollout of new proprietary games such as Diamond Cinema(TM), Frank Sinatra(TM), Harley-Davidson(R), I Love Lucy(R), Beverly Hillbillies(TM), Lifestyles of the Rich and Famous(R), Beetle Bailey(TM), Uno(R)and Magic 8 Ball(R)games
o Additional game development on existing proprietary games such as The Price Is Right(TM), Video Jeopardy!(R), The Addams Family(TM), and Quartermania(R)
o Continued focus on customer service and reliability through our more than 300 trained sales and service personnel
o Increased focus on opportunities to roll out IGT products and systems into new markets including international jurisdictions
o Enhancement of our industry-leading game library with strong new offerings for all product lines both domestically and internationally and
o Providing ongoing improvements and additional system functionality to our IGS(TM) product line which answers industry demand for improved operational efficiencies, and more effective customer service, and system tools necessary for the casino to enhance the customers overall gaming experience

Product Demand
Demand for IGT's gaming products, whether sold, leased or operated on WAP systems, is driven by the establishment of new gaming jurisdictions, expansions of existing casinos, addition of new casinos within existing gaming markets and the replacement of older and/or technically obsolete machines.

Over the past decade, significant increases in the installed base of gaming machines have been driven by the growth in the number of jurisdictions with legalized gaming and the increasing popularity of large theme-based casinos. IGT's manufacturing capabilities along with its innovative products provide a competitive advantage in providing new casinos with large numbers of machines. Upon the opening of the California Native American gaming market in fiscal 2000, we have supplied approximately 50% of the machines initially installed in this market.

The replacement cycle in all gaming jurisdictions represents the most significant portion of sales in any given year. The replacement cycle is driven primarily by competition in each market to provide the customer with more entertaining and sophisticated games. To maximize IGT's opportunities in the replacement market, we increase the number of new games released each year and focus our product development efforts on creating games that provide

Item 1.  Business

enhances entertainment value as well as utilizing numerous popular game themes and concepts. In addition, all of IGT's new games will be available in a Multi-Denomination(TM) format and can be readily adapted for use with IGT's EZ-Pay(TM) system or other ticket-in/ticket-out systems. We believe the introduction of new, more sophisticated interactive games combined with added cost savings, convenience and other benefits of ticket-in/ticket-out technology will help stimulate the replacement machine market.

Demand for replacement products is also dependent, in part, upon the willingness of operators to incur the costs associated with replacing existing gaming machines with new machines. The construction of new casino properties also has an impact on the replacement machine market since, historically, the addition of new properties has encouraged existing casinos to upgrade to new slot products in order to remain competitive. As new games are installed, the earnings disparity between the older and newer machines on the casino floor widens and the replacement cycle is further stimulated.

Product Markets

The following schedule sets forth net revenues derived from gaming product sales for the fiscal years ended:


                                            September 29,    September 30,  October 2,
                                                2001             2000          1999
    ----------------------------------------------------------------------------------
    (Dollars in thousands)
    Gaming products
      Video products                          $436,584         $263,412      $189,625
      Spinning reel slot                       148,328          133,251       162,310
      Amusement with prize                      66,411           75,359        78,947
    Pachisuro                                   16,849           34,787        55,328
    Other gaming products(1)                   156,095           96,572        90,388
                                              --------         --------      --------
    Total product sales                       $824,267         $603,381      $576,598
                                              ========         ========      ========
(1) Other gaming products include revenues from gaming systems, lottery systems, parts, equipment and service.


IGT markets its gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue additional market share in international areas. The opportunities and challenges and ultimately, our successes vary across these jurisdictions. A review of each market is provided below.

North American Markets
In the last decade, the legalization of gaming in new jurisdictions, expansion in existing gaming markets and growing popularity of gaming as a leisure activity has influenced demand in North America and presented growth opportunities for IGT. The introduction of riverboat gaming in the Midwest, the expansion of Native American casino gaming, including the opening of the California market, and the growth in the Canadian, Nevadan and non-casino government-sponsored gaming markets contributed to the expansion of the market for gaming machines. As a result, the installed base of gaming machines has increased over 225% since 1991, from an estimated 184,000 machines to approximately 600,000 in 2001.

In the future, there is the potential for gaming to continue to expand into other jurisdictions and/or areas in North America. Recently a bill was approved in October 2001 by the governor of New York that would allow gaming devices at five racetracks, the addition of Powerball(TM) to the state's lottery system and potentially expand Native American casinos with slot machines. In addition to New York, other states such as Ohio, Pennsylvania and New Hampshire are also looking at similar legislation associated with gaming devices at racetracks.

Item 1.  Business

IGT's machine sales in North America increased by approximately 20,000 units in fiscal year 2001 as compared to fiscal 2000 due primarily to the strong replacement market. We experienced 100% growth over the prior fiscal year in replacement sales. Our traditional markets of Nevada and Atlantic City fueled the replacement sales along with year-over-year growth in the Midwest markets of Missouri and Illinois and the cruise ship market.

Nevada
As IGT continues to develop innovative gaming products, this stimulates the demand for replacement machines in mature gaming jurisdictions such as Nevada. The implementation of ticket-in/ticket-out or cashless systems, which provide many benefits to both the operator and their customers, is an important contributor to the demand for replacement sales. Nevada is a very strong market for nickel games, in both the video reel and traditional poker machines. Because of the volume of coins handled and paid out by these types of games, they are excellent candidates for the ticket-in/ticket-out technology, thus driving the implementation of ticket-in/ticket-out systems at a much faster pace than in other jurisdictions.

In fiscal year 2001, we provided gaming machines to two new casinos in Southern Nevada, the Palms Casino Resort and Green Valley Ranch, and to two new casinos in Northern Nevada, the Siena Hotel Spa Casino and Tamarack Junction. Several other Nevada properties underwent smaller-scale expansions. The majority of the sales in fiscal year 2002 are expected to be for replacement machines as operators continue to accept the cashless technology. Expansions are planned at the Orleans Hotel & Casino and Palace Station during calendar 2002.

Midwest Gaming
Riverboat-style gaming began in Iowa in 1991 and currently is operating in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. IGT shipped machines to the new Isle of Capri in Boonville, Missouri, in 2001. The replacement market in the Midwest region in 2001 saw the benefit from numerous operator renovations by companies such as Ameristar, Harrah's, Argosy and Isle of Capri.

Atlantic City
The Atlantic City market consists of 12 large casinos that are concentrated in the mature boardwalk area and marina district. During fiscal year 2000, Boyd Gaming and MGM Mirage began construction of the Borgata, a marina district property, which is expected to open in 2003. Harrah's also has a hotel and casino expansion underway, with an anticipated completion date in spring 2002.

Native American Gaming
Casino-style gaming continued to expand on Native American lands during fiscal year 2001. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988, which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located to enter into a compact governing the terms of the proposed gaming. We place machines with Native American tribes who have negotiated compacts with their respective states and have received approval by the US Department of the Interior.

IGT, through Sodak, began selling machines to authorized Native American casinos in 1990, and to date has sold machines or components to Native American casinos in 17 states. Sodak maintained a distributor relationship with IGT from 1990 until September 1999 when IGT acquired the company. Sodak provides financing for product sales and, in some instances, has participated in the development, equipping, and financing of gaming ventures.

In March 2000, the California constitution was amended to allow the Governor to compact with tribes for the operation of casinos including the operation of traditional slot machines. The Governor, with the legislature's approval, has entered into compacts with 61 California tribes. We commenced sales in California immediately after the initial compacts were approved by the US Department of the Interior in May 2000. This market potential is estimated at 43,000 machines based on the language in the compacts between the Governor and the tribes. The portion of the

Item 1.  Business

compacts that defines machine limits can be renegotiated in March of 2003, but there is no assurance renegotiations will occur, or that they would result in increased machine numbers. During 2001, IGT's market share in the California market was over 50% for new machine sales.

Gaming expanded to the state of Washington in 1999 where the Governor signed compacts with 19 tribes that permit electronic gaming devices, linked to a central lottery system. We supply components to Sierra Design Group (SDG), which manufactures and distributes terminals and systems designed specifically to comply with the Washington compacts.

In addition to potential new markets, the replacement of older machines may offer the potential for additional sales. Native American gaming experienced rapid expansion in 1992 and 1993, suggesting that a greater proportion of the installed machine base may be entering the replacement cycle, based on overall gaming industry trends.

Canada
We currently provide spinning reel slot machines to all Canadian provincial governments operating or authorizing casino-style gaming, including Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec, Saskatchewan and Yukon. In fiscal 2000 we introduced leased games into Alberta, Nova Scotia, Ontario, and Quebec casinos and in 2001 we increased our base of leased games by over 500 units. The Canadian lease market is expected to continue to expand into additional jurisdictions due to the demonstrated success of properties utilizing leased IGT games. There were many firsts in Canada for IGT in fiscal year 2001:
(1) we introduced MegaJackpots(TM) into the Ontario market as the first wide-area progressive system in Canada; (2) iGames(TM) were introduced; and (3) an EZ Pay(TM) ticket-in/ticket-out system was installed. IGT shipped machines to various new and expanded properties in Ontario, Quebec and British Columbia during fiscal 2001.

A number of Canadian jurisdictions are planning the opening and/or expansion of Native American gaming. Ontario, Manitoba, Saskatchewan and British Columbia all have planned openings and there are potential openings in Alberta.

In fiscal year 2000, business opportunities in Canada prompted IGT to expand its distribution agreement with the New Brunswick-based Hi-Tech Gaming.com, Ltd. (Hi-Tech) to include machine and systems sales, in addition to parts and service. While IGT will continue to maintain a presence in Canada, we expect this new distribution agreement with Hi-Tech to provide the increased infrastructure necessary to service the anticipated growing volume of business.

In addition to government sponsored or approved casino gaming, the provinces of Alberta, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island, Quebec and Saskatchewan operate video gaming terminals (VGTs). IGT expects this area will continue to expand the installed base of VGTs.

International Markets
IGT has sold to international markets since 1986. Each model must comply with the individual country's regulations. We respond to the specific requirements of a number of international jurisdictions by maintaining a local presence and by providing products appropriate for each market.

Australia and New Zealand
The 2001 fiscal year has again been characterized by intense competition between manufacturers as a result of the limited market growth, regulatory changes and uncertainty, together with further technological improvements to products. Australia is the largest and most established market for gaming products outside of North America and is primarily a video machine market. The gaming machines sold in the Australian/New Zealand market are similar in appearance to those in the US but have a different operating system and themes. The installed base for machines is approximately 215,000 units in the casino, hotel, pub and club markets in Australia and New Zealand. Our installed base in this region is approximately 48,000 units or 22%. In fiscal year 2001, IGT achieved sales of 9,800 units compared to 6,700 units in fiscal 2000.

Item 1.  Business

Combining popular game offerings and the performance of the GU4 machine platform resulted in strong demand for our products in the jurisdictions of New South Wales (NSW), Queensland, Tasmania and New Zealand throughout fiscal 2001. IGT also successfully re-entered the Victorian market with a competitive product after an absence of several years. IGT plans to launch this new platform along with a number of successful games from other jurisdictions to the South Australian market in the first quarter of fiscal 2002.

In March 1998, we acquired the assets of Olympic Amusements Pty. Limited (Olympic), an Australian-based manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services in an effort to enhance our existing operation. As a result of the acquisition, approximately $100 million in intangible assets were recognized. After the acquisition, IGT-Australia experienced difficulties with the planned integration of Olympic, changes in management, adverse changes in the regulatory environment, product performance issues and new competition. As a result, we lost market share while our competition prospered in this market. In the fourth quarter of fiscal 1999 we determined that the total unamortized balance of intangible assets was fully impaired. See Note 8 of Notes to Consolidated Financial Statements. In an effort to return IGT-Australia to a profitable operation, we developed a restructuring plan during late 1999 and implemented the changes during fiscal year 2000. These changes included narrowing product lines, downsizing our sales, service and engineering departments and transferring manufacturing to Reno.

The regulatory environment in Australia has continued to create uncertainty with operators. A limit on the number of gaming machines now exists in most jurisdictions. NSW State Government announced its plan for gaming reform in fiscal 2001. It is aimed at addressing concerns about the increasing number of gaming machines in NSW, and further reducing any harm associated with problem gaming. Specifically the reforms included a cap on the current number of gaming machines in NSW together with reductions for some large venues, which will effectively reduce the number of gaming machines in NSW over the ensuing years. Other measures announced included a ban on 24 hour gaming (including an enforced close down of gaming machines for 6 hours per day), bans on gaming machine related advertising and restrictions on prizes. Further regulatory restrictions are still being considered for NSW and include reducing the maximum bet from $10 to $1, reducing the reel spin time on the machines, and abolishing the use of $50 and $100 currencies for gaming machines.

Measures announced recently in Queensland will also see the abolishment of $50 and $100 currencies for gaming machines beginning December 1, 2001. Other jurisdictions are considering similar measures to those being considered by NSW. We cannot determine the effect these changes will have on future sales.

United Kingdom
We established a manufacturing, sales, marketing and distribution operation in Manchester, England with our acquisition of Barcrest Limited in March 1998. Barcrest manufactures and sells AWP, club machines and top box products. An AWP machine is a game of chance with minimal stake wagering for amusement with low value cash prizes, typically under $25. In fiscal year 2001, our UK AWP market share reached approximately 38%, up over the previous year of 29%. Our success is built around access to five separate game development teams and our flexible operations capable of delivering 1,200 machines per week against short lead-times. We export to Europe through a strong distributor network and through IGT-Europe, in order to maximize the opportunities in the casino market.

Item 1.  Business

The AWP installed base in the UK, which is not expected to grow in the near term, exceeds 220,000 units, located in a variety of outlets including pubs, clubs, bingo halls, casinos, licensed betting offices and arcades. During fiscal year 2001, the UK market for AWP machines was approximately 56,000 compared to 53,000 units in fiscal year 2000. The replacement market is dominated by bars and licensed betting offices that demand regular releases of new machines. To meet this demand, new products are launched in the UK every four to six weeks.

The strong improvement in the UK performance can be attributed directly to the first full-year impact of the launch during fiscal year 2000 of two new design centers: Vivid Gaming and Red Gaming. Vivid Gaming enjoyed particular success with models such as Quick on the Draw, Pie Factory and Card Shark. Red Gaming's key models were Aftershock, Red X and Top Dollar. Meanwhile, the core Barcrest brand retained its market leadership position with strong games such as Big Brother, The Addams Family(TM) and Battleaxe.

We also sell AWP products, through distributors, into Germany, The Netherlands and other smaller European markets. During fiscal 2001, Barcrest ended its relationship with its distributor in Spain and commenced to distribute direct to customers from its own company based in Madrid. The total European market size for AWP products is 800,000 machines with an annual replacement market of approximately 113,000 machines. Export opportunities arise as various governments recognize the benefits of AWP products. To capitalize upon these opportunities, we have research and development centers in The Netherlands and Spain, which design machines for various European markets. During fiscal year 2000, UK manufacturers exported approximately 40,000 machines to Europe, up from 24,000, of which approximately 37% were Barcrest products. The market fell back during the fiscal year 2001 to approximately 20,000 machines as the market waited for the introduction of Euro currency due in January 2002 and for legislation changes in the Netherlands and Norway. Barcrest's share of UK manufacturers' exports during the fiscal year 2001 was approximately 34%. We expect export sales to Europe to increase during fiscal 2002 due to the impact of Euro notes and coins and legislation changes in key markets.

Club machines are more simply designed AWP products offering higher maximum wagers and cash prices. These machines are replaced less often and are located in private member clubs and bingo halls. The UK club market has an installed base of approximately 60,000 units with an annual replacement market of approximately 4,900 machines. In fiscal year 2001, our UK club market share was approximately 29% and our most successful club game was Monty Python(TM).

Barcrest designs and manufactures top boxes, which are attached to IGT's domestically produced casino-style machines. These top boxes add a bonus feature, which increases the player appeal of these games. In July 1999, we began providing all of our top boxes, excluding Party Time(R), to our joint venture with Anchor for sale to the casino customer. The Party Time(R) top box is used with IGT's domestic proprietary games.

Proposed changes to modernize the 1968 Gaming Act in the United Kingdom may provide increased opportunities for IGT-Europe and Barcrest. Some of the changes include an increase in the number of casinos, allowing bingo halls and clubs an increase in the number of low jackpot and AWP machines, and allowing casinos to have random slot machines and/or wide-area linked progressive jackpots. The recommendations are currently in a three-month public consultation process. Timing as to approval or implementation of any of the recommendations is not certain but could be in 2003 or 2004.

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

Item 1.  Business

We estimate that throughout this region, the installed base of legal casino-style gaming machines is approximately 68,000 units. Of these machines, we estimate our share at 28% or approximately 19,000 machines. In fiscal year 2001, we sold approximately 3,000 machines in this market, compared to 3,300 machines in fiscal year 2000. The majority of our fiscal year 2001 sales were to gaming operations in France, Greece, Italy, Portugal, Slovenia, Spain, Sweden and The Netherlands. We currently anticipate moderate growth in the European installed base and our sales to this market will be principally dependent upon replacement sales.

Japan
IGT-Japan was established in 1990 and serves the Japanese market with engineering, sales, and administration from our head office in Tokyo and a development and logistics office in Osaka. The Japanese market includes over 1,300,000 pachisuro machines installed in over 16,000 locations throughout the country. The pachisuro machine is a three-reel slot machine played with tokens and is considered a skill game as the player controls the stopping of the reels. The payout associated with this type of game is relatively small. The product is regulated by the Security Electronics and Communication Technological Agency (SECTA), which ensures compliance with regulations mandated by the National Police Agency. Pachisuro machines are more fashion-driven, sell for approximately one-third of the price of our domestic machines and are licensed for three years. However, they typically have a replacement cycle of less than twelve months.

There are twenty-one manufacturers that are members of the Nichidenkyo Manufacturer's Association (NDK) and licensed to sell in this market. IGT-Japan became the first foreign member of NDK in 1992 and a full member in 1995. Recently, the Managing Director of IGT-Japan was elected to the board of directors of this association.

In Japan, we utilize a third-party manufacturer to produce our machines and distributors and sales agents to sell our products. The distributors and sales agents sell to hall operators and to second-tier distributors. IGT-Japan also has an in-house sales team to market products directly to customers in the Nagoya, Sendai and Tokyo areas.

During fiscal 2001, we sold 7,400 units in the Japanese market compared to 14,600 units in the prior fiscal period. The relatively short selling cycle of two to three months for any one new game release makes success in this market highly dependent upon the ability to regularly introduce popular new games. IGT has taken steps over the past year to address the product development issues. We have increased our product development efforts and plan on introducing a new game every two months during fiscal 2002.

South Africa
Our office in Midrand, Gauteng, South Africa services the gaming markets located in South Africa, sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under the National Gambling Act, which allocates a total of 40 casino licenses among each of the nine provinces in South Africa. All licenses are expected to be operational by the year 2003. There are currently twenty-five operational casinos. Two casinos are planning to open in April 2002, one in the Northern Province and one in the Northern Cape. Gaming in other parts of Africa and the Indian Ocean Islands is expected to grow in fiscal 2002.

IGT-Africa was licensed as a manufacturer/supplier in eight of the nine provinces as of the end of fiscal year 2001. The remaining province, North West, has yet to call for licenses although there are five of the original casinos operating.

During fiscal year 2001, IGT-Africa sold less than one thousand machines in the South Africa casino market, compared to 1,500 units in fiscal year 2000. The primary reason for the decline in unit sales was the delay of casino openings due to budget constraints and delayed licensing. We rank second in market share in this region with 30% of unit sales.

The limited payout market (LPM) in South Africa has not yet been opened. The LPM permits smaller venues to operate a maximum of five machines, with each machine limited to a maximum payout of 500 Rand or approximately US $55. The National Gambling Act and the provincial gambling acts govern these smaller venues which include bars, taverns,

Item 1.  Business

and social or sports clubs. It is still uncertain when the LPM will start operating. Though the disputes over the Central Monitoring System license award have been resolved, new delays may occur because of some provinces claiming the right to run their own monitoring systems.

Latin America
We sell casino-style gaming equipment to many legalized gaming jurisdictions in Latin America through our established offices in Argentina, Miami, Peru, and our Venezuela distributor, Promotora Starwin C.A. During fiscal year 2001, IGT sold approximately 2,000 machines in Latin America compared to 2,200 machines in the previous fiscal year. Sales decreased due to government delays in granting new operator licenses in Venezuela.

Operational Overview

Manufacturing and Suppliers
We manufacture gaming machines in the UK, the US and through a manufacturing relationship with a third party in Japan. The manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate a cabinet manufacturing and silkscreen facility in the US. IGT has a broad base of material suppliers and utilizes multi-sourcing practices to assure component availability.

Domestic manufacturing has been ISO 9002 certified since 1996. In 2001, IGT produced over 11,000 of the IGT-Australia gaming machines in our Reno production facility. The Reno facility has 736,000 square feet devoted to manufacturing, warehousing, shipping and receiving.

IGT generally carries a significant amount of inventory due to the broad range of products it manufactures and to facilitate its capacity to fill customer orders on a timely basis. At October 30, 2001 and 2000, we had an estimated $89.0 million and $196.4 million in backlog orders.

Sales and Distribution
Our products and services are sold to gaming operators and governmental entities that conduct gaming operations. During fiscal year 2001, our ten largest domestic customers accounted for 42% of our domestic gaming product sales. IGT markets gaming products and proprietary systems through its internal sales staff, agents and distributors. We employ more than 300 sales personnel in various domestic and international locations.

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

Customer Service
IGT considers our customer service department an important aspect of the overall marketing strategy and a key factor that differentiates IGT from our competitors when casino operators purchase equipment. Customers are provided product delivery and installation services, warranty services, after-market technical services and new product support services. Equipment spare parts, product retrofit and game conversion services are also provided. We typically provide a 90-day service and parts warranty program domestically and up to a 180-day warranty service internationally for our gaming machines. We employ more than 800 trained service personnel for customer assistance and maintain 20 customer service support centers domestically in 11 jurisdictions and internationally in Argentina, Australia, Japan, New Zealand, Peru, South Africa, The Netherlands and the UK.

Item 1.  Business

We also provide extensive customer education and service through customer product and employee training, technical employee certification programs, videotaped instruction, a 24-hour customer service hotline, newsletters, our website, (www.IGT.com), and the Technical Assistance Center (TAC). The TAC is a fully staffed facility providing 24-hour telephone support to all types of casino system customers. The TAC has access to a range of field support engineering resources to resolve technical issues. Through these extensive resources, IGT provides a direct link for two-way communication between the customer and IGT and access to product information 24 hours a day, seven days a week.

Competition
The market for gaming machines and proprietary systems is intensely competitive. The principal method of competition is product development. A library of strong performing games can be a significant competitive advantage. Other methods of competition include quality and breadth of sales and service organizations, financial stability of the manufacturer, and pricing.

Product  Sales
US and foreign manufacturers which compete with IGT in the domestic casino-style gaming machine market include Anchor; Ardent Gaming
(Ardent); Aristocrat Leisure Limited (Aristocrat); Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. (Bally); Atronic Casino Technology, Ltd. (Atronics); Konami Co. Ltd. (Konami); Sigma Game, Inc.(Sigma); Universal Distributing, Inc.; and WMS. All have developed casino products and are either authorized to sell products or are in the licensing process in many US gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronics, Aruze, formerly known as Universal, Cirsa Group, Franco Gaming, Ltd., a division of Recreativos Franco, Konami, and Novomatic Industries. In the accounting and player tracking systems product market, our IGS (TM) system competes with products offered by Acres Gaming, Inc.; Bally; Casino Data Systems (CDS), which was acquired by Aristocrat in 2001; and several other systems manufacturers.

We consider ourselves one of six primary competitors in the linked gaming market along with Anchor; GTECH Holdings Corp. (GTECH); Scientific Games Inc., (Scientific); Spielo, a supplier based in Canada; and WMS. These suppliers have substantial resources, established presence in the lottery market, and specialize in the development and marketing of gaming terminals to governments.

Proprietary Gaming
IGT's competitors in the progressive systems market are Bally and Aristocrat. Our competitors in the stand-alone participation market are Anchor, Bally, CDS, Mikohn Gaming Corp, and WMS. We provide substantial marketing and advertising support for our proprietary gaming products and compete on the basis of our extensive infrastructure, popular brand names, product appeal, jackpot awards, player loyalty and technical and marketing experience.

Patents, Trademarks, Copyrights and Trade Secrets
IGT believes that our patents, trademarks, copyrights and trade secrets (intellectual property rights) are significant assets. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by perfecting and maintaining our intellectual property rights. IGT has obtained patent rights protection covering many of our products. We have a large number of United States and foreign patent applications pending. The subject matter of these patents and patent applications include game designs, bonus and secondary game features, gaming device components, gaming systems, and a variety of other aspects of video and electronic slot machines and associated equipment. Most of IGT's products are sold under trademarks and copyrights that provide product recognition and promote widespread acceptance. IGT creates and licenses trademarks and copyrighted works that are significant to us. The value of IGT's intellectual property assets is enhanced and complemented by the highly favorable associated goodwill.

Item 1.  Business

The following are trademarks, service marks, and/or federally registered trademarks of International Game Technology or our wholly-owned subsidiaries:
Diamond Cinema, Dollars Deluxe, Dynamite, EZ Pay, Fabulous 50's, Game King, High Rollers, IGS, iGame, iGame Plus, IVS, Megabucks, MegaJackpots, MegaJackpots-Instant Winner, Multi-Denomination, Nickelmania, Nickels, Nickels Deluxe, Party Time, Pokermania, Popper King, Quartermania, Quarters Deluxe, S2000, S-Plus, SAMS, Slotopoly, Super Nickelmania, Super Vision, and Vision Series.

IGT designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this filing and their related trademark and copyright ownership information are: The Addams Family is a trademark of Monaco Entertainment Corporation; Elvis, Elvis Presley, and King of Rock `n' Roll are registered trademarks of Elvis Presley Enterprises, Inc.; Jeopardy! is a registered trademark of Jeopardy Productions, Inc.; Wheel of Fortune is a registered trademark of Califon Productions, Inc.; Regis' Cash Club is a game developed in conjunction with Philbin Enterprises; $1,000,000 Pyramid and $25,000 Pyramid are trademarks of CPT Holdings, Inc.; I Dream of Jeannie is a trademark of CPT Holdings, Inc.; The Three Stooges characters, names and all related indicia are trademarks of C3 Entertainment, Inc.; The Honeymooners is a trademark used under license; Let's Make A Deal is a trademark of Let's Make a Deal, which is registered in the US and is pending elsewhere, and is used under license; Beverly Hillbillies is a trademark of CBS Worldwide Inc.; Lifestyles of the Rich and Famous is a trademark of Rysher Entertainment, Inc.; The Munsters is a trademark of Universal Studios, licensed by Universal Studios Licensing, Inc.; American Bandstand is a trademark of dick clark productions, inc.; Wheel of Gold and Totem Pole are registered trademarks of Anchor Gaming (Anchor); Five Play Draw Poker, Multi Hand Poker, Triple Play Draw Poker and Triple Play Poker are trademarks of Action Gaming, Inc (Action Gaming).; Survivor is a trademark of Survivor Productions, LLC; Austin Powers is a trademark of New Line Productions, Inc.; The Price Is Right is a trademark of Pearson Television Operations BV based on the Fremantle Media television programme "The Price Is Right and licensed by Fremantle Brand Licensing; Power Slotto is a trademark of AC Coin and Slot Service Co., Inc.; Slotto is a registered trademark of AC Coin and Slot Services Co., Inc.; Bewitched is a trademark of CPT Holdings, Inc.; and Beetle Bailey is a trademark of the Hearst Corporation.

There can be no assurance that the intellectual property rights of IGT will not be infringed or that others will not develop products that do not violate these intellectual property rights. No assurance can be given that IGT's pending applications to obtain additional intellectual property rights will be granted.

Employees
As of September 29, 2001, IGT, including all subsidiaries, employed approximately 4,000 persons, including 770 in administrative positions, 370 in sales and 770 in engineering. Of the total employees, our North American operation accounted for 2,900; IGT-Australia, 300; IGT-UK, 400; and approximately 400 employees at other subsidiaries. The total number of employees increased in fiscal year 2001 by approximately 11% compared to the number of employees at September 30, 2000.

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

Item 1.  Business

Various gaming regulatory agencies have issued licenses allowing IGT to manufacture and/or distribute our products and operate WAP systems. IGT and our key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary allowing for the manufacture, distribution, and where permitted, operation of gaming machines in the jurisdictions where we do business. We have never been denied a gaming related license, nor have our licenses been suspended or revoked.

Nevada Regulation
The manufacture, sale and distribution of gaming devices in Nevada or for use outside Nevada are subject to extensive state and local laws, regulations and ordinances of the Nevada Gaming Commission (Commission), the State Gaming Control Board (GCB), and various county and municipal regulatory authorities (collectively referred to as the Nevada gaming authorities). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada gaming authorities seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities,
(iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in these laws, regulations, procedures, and judicial or regulatory interpretations could have an adverse effect on our gaming operations.

Our subsidiaries that conduct the manufacturer, sale, and distribution of gaming devices in Nevada or for use outside Nevada, as well as the operation of slot machine routes and other gaming activities in Nevada, are each required to be licensed by the Nevada gaming authorities. Our licenses must be renewed periodically and the Nevada gaming authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine we sell in Nevada must first be approved by the Commission and may require subsequent machine modification. Our gaming subsidiaries licensed in Nevada must also report substantially all loans, leases, sales of securities and similar financing transactions of a material nature to the GCB and/or have them approved by the Commission. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada.

The Company is registered with the Commission as a publicly-traded corporation and is required periodically to submit detailed financial and operating reports to the Commission and to furnish any other information that the Commission may require. No person may become a stockholder of or receive any percentage of profits from our licensed gaming subsidiaries, without first obtaining licenses and approvals from the Nevada gaming authorities.

Our officers, directors and key employees who are actively engaged in the administration or supervision of gaming and/or directly involved in gaming activities of our licensed gaming subsidiaries may be required to file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by them. Officers, directors, and certain key employees of our licensed gaming subsidiaries must file applications with the Nevada gaming authorities and may be required by them to be licensed or found suitable.

In addition, anyone having a material relationship or involvement with us or any of our licensed gaming subsidiaries may be required to be found suitable or licensed and to pay to the GCB all of its investigation costs and fees. The Commission may deny an application for licensure or finding of suitability for any cause deemed reasonable. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough background investigation. We must report changes in licensed positions to the Commission. The Commission may disapprove any change in position by one of our officers, directors, or key employees, or require us to suspend or dismiss officers, director or other key employees and sever relationships with other persons who

Item 1.  Business

refuse to file appropriate applications or whom the Nevada gaming authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Commission. If the Commission determines that we are in violation of any gaming laws, our gaming licenses can be limited, conditioned, suspended or revoked. In addition, the Company, our licensed gaming subsidiaries and any persons involved may be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Commission. The Commission also has the power to appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of our gaming licenses or the appointment of a supervisor could (and revocation of our gaming licenses would) materially and adversely affect our gaming operations.

The Commission may require any beneficial holder of our voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay the costs and fees of the GCB investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any person who acquires more than 5% of the Company's voting securities must report this to the Commission. Any person who becomes a beneficial owner of more than 10% of our voting securities must apply for a finding of suitability within 30 days after the chairman of the GCB mails the written notice requiring this finding of suitability.

Under certain circumstances, an Institutional Investor, as this term is defined in the Nevada gaming regulations, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business. Our voting securities must not be acquired for the purpose of causing, directly or indirectly (i) the election of a majority of our board of directors, (ii) any change in our corporate charter, bylaws, management, policies or operations, or (iii) any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Commission considers voting on all matters voted on by stockholders and the making of financial and other informational inquiries of the type normally made by securities analysts, to be consistent with investment intent.

The Commission has the power to investigate any person who holds our debt or equity securities. The Clark County Liquor and Gaming Licensing Board, which has jurisdiction over gaming in the Las Vegas area, may similarly require a finding of suitability of a security holder. The applicant stockholder is required to pay all costs of such investigation. Our bylaws provide for us to pay these costs that are related to our officers, directors or employees.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission or the chairman of the GCB may be found unsuitable. The same restrictions apply to a record owner who fails to identify the beneficial owner, if requested to do so. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. We are subject to disciplinary action, and possible loss of our approvals, if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our licensed gaming subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) give remuneration in any form to that person, for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

Item 1.  Business

The Commission may, in its discretion, require the holder of our debt securities to file an application, be investigated and be found suitable to own any or our debt securities. If the Commission determines that a person is unsuitable to own any of these securities, then pursuant to the Nevada gaming laws, we can be sanctioned, including the loss of our approvals, if without prior Commission approval, we: (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We are required to maintain a current stock ledger in Nevada which may be examined by the Commission at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power at any time to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws and the regulations of the Commission. To date, the Commission has not imposed this requirement on us.

We may not make a public offering of our securities without the prior approval of the Commission if the securities or their proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Commission or the GCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

In July 2001, the Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (referred to as a shelf approval). The chairman of the GCB may rescind the shelf approval for good cause without prior notice upon the issuance of an interlocutory stop order. The shelf approval does not constitute a finding, recommendation, or approval by the Commission or the GCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the GCB and approval of the Commission. Entities seeking to acquire control of us must satisfy the GCB and the Commission in a variety of stringent standards prior to assuming control. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to guard against the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

License fees and taxes are imposed by the Nevada gaming authorities and are either payable quarterly or annually. The fees and taxes are computed in various ways depending on the type of activity involved by our subsidiaries and the cities and counties where our subsidiaries conduct operations. Annual fees are payable to the GCB to renew our licenses as a manufacturer, distributor, and operator of a slot machine route. Nevada law also requires persons providing gaming

Item 1.  Business

machines in Nevada to casino customers on a revenue participation basis to pay their proportionate share of the taxes imposed on gaming revenues generated by the participation gaming machines.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively referred to as licensees), and who proposes to participate in the conduct of gaming operations outside of Nevada is required to deposit with the GCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the GCB of the licensee's participation in foreign gaming. This revolving fund is subject to increase or decrease at the discretion of the Commission. As a licensee, we are required to comply with certain reporting requirements imposed by the Nevada laws. We are also subject to disciplinary action by the Commission if we knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operation, fail to conduct our foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Federal Registration
The Federal Gambling Devices Act of 1962 (the Act) makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the Attorney General of the US Department of Justice. In addition, gambling device identification and record keeping requirements are imposed by the Act. Violation of the Act may result in seizure and forfeiture of the equipment, as well as other penalties. Subsidiaries of International Game Technology involved in the manufacture and transportation of gaming devices are required to register annually. We have complied with the registration requirements of the Act.

Native American Gaming Regulation
Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (IGRA) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission (the NIGC) and the Secretary of the US Department of the Interior. IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. IGT manufactures and supplies gaming equipment to Native American tribes who have negotiated compacts with their state and have received federal approval. As of September 29, 2001, we are authorized to sell gaming machines and components to Native American casinos in 17 states.

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

We manufacture and supply gaming equipment to various international markets including Australia, Europe, Japan, Latin America, the Middle East, New Zealand, South Africa, and the UK. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.

Item 2.  Properties



                                Square        Owned/
 Location                       Footage       Leased      Use
 ----------------------------------------------------------------------------------------------------------

 Reno, Nevada                  1,044,000       Owned      Manufacturing, warehousing, sales, administration
 Reno, Nevada                    196,000      Leased      Warehouse, sales, administration
 Las Vegas, Nevada               192,000      Leased      Warehousing, sales, administration
 Rapid City, South Dakota         94,000       Owned      Warehousing, sales, administration
 Sydney, Australia               157,000      Leased      Assembly, warehousing, sales, administration
 Ashton, UK                      122,300       Owned      Manufacturing
 Ashton, UK                       17,200      Leased      Manufacturing
 Wellington, New Zealand          12,000       Owned      Warehousing, sales, administration
 Other domestic                  238,900      Leased      Warehousing, sales, administration
 Other international             174,800      Leased      Warehousing, sales, administration


We increased the square footage in the Reno, Nevada manufacturing facility by 44,000 square feet with the construction of a mezzanine completed in November 2001. At September 29, 2001, we also sublet certain properties that we no longer used in operations: (1) 66,000 square feet in Reno, Nevada and (2) 16,000 square feet in Palo Alto, California that we acquired with the purchase of Silicon.

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

None

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IGT." The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:


    Fiscal 2001             High                Low
    ------------------------------------------------
    First Quarter         $48.50              $32.81
    Second Quarter         56.75               43.87
    Third Quarter          65.31               47.35
    Fourth Quarter         64.11               38.90

    Fiscal 2000             High                Low
    ------------------------------------------------
    First Quarter         $20.63              $17.56
    Second Quarter         22.44               17.44
    Third Quarter          28.56               20.25
    Fourth Quarter         34.50               26.88


As of November 24, 2001, there were approximately 3,124 record holders of IGT's common stock. The closing price of the common stock was $62.00 on that date.

We declared no quarterly dividends in fiscal 2001 or 2000 and one quarterly dividend of $0.03 per share in fiscal 1999. During fiscal 1999, IGT's Board of Directors voted to discontinue payment of cash dividends and redirect the funds toward the stock repurchase plan or other corporate purposes.

IGT's transfer agent and registrar is The Bank of New York, 63 Madison Avenue, 8th Floor, New York, NY 10016, (212) 503-4279.

Item 6.  Selected Financial Data

The following information has been derived from our consolidated financial statements as of and for the years ended:



                                                     September 29, September 30,  October 2,        September 30,
                                                                                              ------------------------
                                                         2001          2000         1999         1998           1997
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)
Selected Income Statement Data

   Total revenues                                    $1,199,209    $  898,404   $  854,106    $  758,942    $  730,799
   Earnings of unconsolidated affiliates             $  142,630    $  105,991   $   75,556    $   65,181    $   13,171
   Income from operations                            $  395,279    $  267,528   $  116,318    $  218,877    $  191,437
   Income before extraordinary item                  $  213,935    $  156,792   $   65,312    $  152,446    $  137,247
   Net income                                        $  213,935    $  156,792   $   62,058    $  152,446    $  137,247

   Basic earnings per share
     Income before extraordinary item                $     2.90    $     2.05   $     0.65    $     1.35    $     1.14
     Net income                                      $     2.90    $     2.05   $     0.62    $     1.35    $     1.14

   Diluted earnings per share
     Income before extraordinary item                $     2.80    $     2.00   $     0.65    $     1.33    $     1.13
     Net income                                      $     2.80    $     2.00   $     0.62    $     1.33    $     1.13

   Cash dividends declared per common
     share                                           $        -    $        -   $     0.03    $     0.12    $     0.12

   Weighted average common shares
     outstanding                                         73,851        76,586       99,461       113,064       120,715
   Weighted average common and potential
     shares outstanding                                  76,525        78,229      100,238       114,703       121,829

Selected Balance Sheet Data

   Working capital                                   $  596,775    $  555,233   $  739,753    $  470,003    $  406,958
   Total assets                                      $1,923,439    $1,623,716   $1,765,060    $1,543,628    $1,215,052
   Long-term notes payable and capital
     lease obligations                               $  984,742    $  991,507   $  990,436    $  322,510    $  140,713
   Stockholders' equity                              $  296,113    $   96,585   $  242,218    $  541,276    $  519,847


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
We operate principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, which we refer to as "Product Sales"; and the development, marketing and operation of WAP systems, stand-alone games and gaming equipment leasing, which we refer to as "Proprietary Gaming." Our proprietary gaming segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Fiscal 2001 Compared to Fiscal 2000
Fiscal year 2001 net income reached a record of $213.9 million or $2.80 per diluted share compared to $138.4 million or $1.77 per diluted share for fiscal 2000, excluding one-time items discussed below. Fiscal 2000 net income of $156.8 million or $2.00 per diluted share included the effects of the following one-time events:

o a gain of $27.0 million ($17.3 million net of tax) or $0.22 per diluted share from a legal settlement;
o a loss of $1.4 million ($900,000 net of tax)or $0.01 per diluted share on the sale of the gaming systems business unit previously purchased as part of the Olympic Gaming acquisition; and
o a gain of $3.2 million ($2.0 million net of tax) or $0.02 per diluted share on the sale of the Japanese subsidiary of Barcrest.

Operating Income
Fiscal 2001 operating income totaled $395.3 million, a 48% increase over fiscal 2000 operating income of $267.5 million. Operating margins were 33% and 30% for fiscal 2001 and 2000. This substantial growth was driven by improved margins in both the product sales and proprietary gaming segments.

Revenues, Earnings of Unconsolidated Affiliates and Gross Profit Margins
Total revenues for fiscal 2001 grew to $1.2 billion compared to $898.4 million for the prior fiscal year. Product sales and gaming operations posted substantial gains, increasing 37% and 27% over the prior year. Both areas also contributed to the overall gross profit of $534.9 million for the current fiscal year versus $397.8 million in fiscal 2000.

Product sales reached an all-time high of $824.3 million on shipments of 120,000 units worldwide for fiscal 2001. Comparatively, fiscal 2000 sales totaled $603.4 million on shipments of 107,000 units. A 44% increase in domestic shipments drove this improvement, with 64,500 units in fiscal 2001 compared to 44,700 in the prior year. Replacement sales of 38,000 machines domestically represented a 100% increase over fiscal 2000. Replacement sales were especially strong in the Nevada, Midwestern and Native American markets. IGT innovations in slot technology such as Multi-Denomination(TM) games and EZ Pay(TM) games and systems along with strong player acceptance of new games helped stimulate these replacement sales. Fiscal 2001 sales of 11,900 machines into the new California Native American market contributed significantly to the increase. IGT also provided gaming machines to several new casinos during the current year including the Texas Casino, Palms Casino and Green Valley Ranch in Las Vegas, and the San Manuel in California.

International shipments declined 11% to 55,300 units in fiscal 2001 versus 62,300 units during fiscal 2000. Japanese shipments slowed to 7,400 compared to 14,600 in the prior year due to difficulties experienced in bringing popular new games to the market. Australia realized improvements from the standardization of its product line resulting in unit sales of 9,800, a 47% increase over the prior year. Slight declines were experienced by the UK, Europe and Africa, with offsetting improvements in Latin America.

Product sales margins rose to 40% during fiscal 2001 compared to 38% in fiscal 2000 as a result of volume efficiencies and a higher percentage of domestic sales.

Proprietary gaming, which includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates, also reached record levels in fiscal 2001. This business segment produced revenues and earnings of unconsolidated affiliates totaling $517.6 million during the current year compared to $401.0 million in fiscal 2000. The combination of the ongoing popularity of our established proprietary games, such as

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Wheel of Fortune(R), and the successful introduction of new games again drove positive financial results. The newest games in our proprietary games family, Jeopardy!(R) Video Slots, The Addams Family (TM), Austin Powers(TM), The Price is Right(TM) and the $1,000,000 Pyramid(TM) along with the joint venture game I Dream of Jeannie(TM), contributed significantly to the overall improvement. The total installed base of our proprietary games, including joint venture and strategic alliance games, topped 26,200 units, a growth rate of 36% over the prior year's installed base of 19,200 games.

Gross margin contributions from proprietary gaming totaled $346.5 million in 2001, 25% higher than the $276.2 million recorded in fiscal 2000. The resulting gross profit percentage declined two percentage points in fiscal 2001 to 67%. Significant interest rate cuts during the current year adversely impacted our cost of funding jackpot payments. The fiscal 2001 installed base also had a larger percentage of "theme" games, which entailed additional royalty costs.

In recognition that all games have a finite lifecycle, IGT systematically replaces legacy proprietary games experiencing declining play levels with new games incorporating enhanced entertainment value and improved player appeal. During fiscal 2001, we removed 20 proprietary systems games in eight jurisdictions. At September 29, 2001, IGT operated proprietary games in 18 domestic jurisdictions, as well as one international system in Iceland versus 17 domestic jurisdictions and one international location at the end of fiscal 2000.

Operating Expenses
Operating expenses, excluding impairment and restructuring charges, totaled $283.4 million or 24% of total revenues in fiscal 2001 versus $236.3 million or 26% of revenues for the prior year. Selling, general, and administrative expenses increased $31.5 million as a result of higher variable commission and incentive costs, along with additional legal and compliance costs in support of stronger sales volumes. Depreciation and amortization expense, not included in cost of sales, declined slightly to $20.3 million.

Research and development expenses for fiscal 2001 were $62.5 million as compared to $55.2 million in 2000. Additional personnel and related costs to support our commitment to innovative game development resulted in this increase. Bad debt expense increased $8.9 million related to increased sales volume and specific reserves related to international receivables.

Other Income and Expense
Other expense, net, totaled $55.8 million for the current year compared to $22.5 million for the prior year. The primary difference in the two periods relates to the aforementioned legal settlement received in fiscal 2000. Additionally, gains on investments declined $4.1 million based on corporate cash investment timing and market conditions.

Our worldwide tax rate increased to 37% in fiscal 2001 from 36% in fiscal 2000. We expect our tax rate for fiscal 2002 to fluctuate between 37% and 37.5%.

Business Segments Operating Profit (See Note 19 of Notes to Consolidated Financial Statements)
IGT's operating profit by business segment reflects an appropriate allocation of selling, general and administrative expenses, research and development expenses, interest income and interest expense.

Product sales operating profit grew to $169.1 million or 21% of related revenues for the fiscal year 2001 compared to $95.5 million or 16% for fiscal 2000. This significant improvement reflects the growth in domestic sales partially offset by increased research and development costs.

In fiscal 2001, operating profit for the proprietary gaming segment reached $251.6 million, an increase of $60.7 million or 32% over the prior year. This improvement resulted from the growth of the installed base of our proprietary machines and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

the popularity of both the established games such as Wheel of Fortune(R) and our newer proprietary games themes. This improvement was slightly offset by the increased cost of funding jackpot payments and higher royalty costs as discussed previously.

Fiscal 2000 Compared to Fiscal 1999
Fiscal 2000 net income, excluding one-time items discussed below, totaled $138.4 million or $1.77 per diluted share compared to $135.7 million or $1.35 per diluted share for fiscal 1999. Both fiscal years included several one-time items that affected net income. Fiscal 2000 net income of $156.8 million or $2.00 per diluted share included the effects of the following one-time events:

o a gain of $27.0 million ($17.3 million net of tax)or $0.22 per diluted share from a legal settlement;
o a loss of $1.4 million ($900,000 net of tax) or $0.01 per diluted share on the sale of the gaming systems business unit previously purchased as part of the Olympic Gaming acquisition; and
o a gain of $3.2 million ($2.0 million net of tax) or $0.02 per diluted share on the sale of the Japanese subsidiary of Barcrest.
Prior year net income of $62.1 million or $0.62 per diluted share included the following one-time items:
o an impairment and restructuring charges of $98.1 million ($70.4 million net of tax) or $0.70 per diluted share related to operations in Australia and Brazil; and
o an extraordinary loss on early redemption of debt of $4.9 million ($3.3 million net of tax) or $0.03 per diluted share.

The legal settlement gain, received in the first quarter of fiscal 2000, resulted from the resolution of legal actions between IGT and WMS related to infringement claims involving our Telnaes patent for virtual reel technology. See Note 14 of Notes to Consolidated Financial Statements.

In the fourth quarter of fiscal 1999, we determined that the total unamortized balance of intangible assets related to the Olympic acquisition was fully impaired. We recorded an impairment charge of $86.8 million. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the reasons for the impairment charge. After difficulties experienced with the acquisition of Olympic, we initiated a significant restructuring plan in late fiscal 1999 in an effort to return IGT-Australia to a profitable operation. The changes implemented in fiscal 2000 included narrowing the product lines, downsizing the sales, service, and engineering departments, and transferring manufacturing to Reno. In the fourth quarter of fiscal 1999 we recognized restructuring costs of $6.0 million related to this plan. An additional $1.9 million in restructuring costs were incurred during fiscal 2000 related to the elimination of certain administrative and manufacturing positions in Australia. Although our Australian subsidiary recorded an operating loss for the year, the financial results continued to improve each quarter culminating with a profit recorded in the fourth quarter, the first profitable quarter in several years.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Income
Fiscal 2000 operating income, before impairment and restructuring charges, grew 25% to $267.5 million or 30% of revenues compared to $214.4 million or 25% of revenues for the prior year. This improvement was due to the increased gross profit margins in both product sales and gaming operations and gains in the earnings of our unconsolidated affiliates, partially offset by higher operating expenses, as discussed below.

Revenues, Earnings of Unconsolidated Affiliates and Gross Profit Margins
Total revenues for fiscal 2000 improved to $898.4 million over fiscal 1999 revenues of $854.1 million, reflecting a 5% increase in product sales and a 6% increase in gaming operations. This improvement was due to continued growth in our domestic revenues, which increased by 11% over the prior year. Gross profit on total revenues for fiscal 2000 increased by 15% to $397.8 million compared to $345.7 million for fiscal 1999. This improvement was attributable to growth in profitability year-over-year for both product sales and gaming operations.

Worldwide, IGT shipped 107,000 gaming machines for product sales of $603.4 million in fiscal 2000 versus 116,000 units for $576.6 million in the prior fiscal year. Domestic shipments increased to 44,700 units for fiscal 2000 from 41,100 units in fiscal 1999, predominantly due to sales of approximately 5,000 units into the new California Native American market. Fiscal 2000 domestic shipments to new casinos also included Suncoast in Nevada, Hollywood Casino in Louisiana, Belterra Resort in Indiana, and Greektown Casino in Michigan. Although fiscal 2000 offered fewer major casino openings than fiscal 1999, domestic replacement sales were up 52% for the fourth quarter and 10% for the year compared to the same prior year periods, led by strong demand for our newer games.

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

The gross profit percentage on product sales improved to 38% for fiscal 2000 compared to 37% in the prior year. Margins were positively impacted by a higher percentage of domestic sales in the overall mix, offset by additional costs associated with sourcing more sophisticated electronic components and the rapid production ramp-up in the latter half of the year.

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

Performance of our proprietary gaming segment, which includes our wholly-owned gaming operations and our unconsolidated joint venture activities, accelerated markedly in fiscal 2000 due to significant placements of our newest and most popular game themes. The installed base of our proprietary games, including placement under joint ventures, at September 30, 2000 experienced year over year growth of 27% to 19,200 games from 15,100 machines at the end of fiscal 1999. Our joint venture activities contributed significantly to this growth, led by the installation of 4,300 video and 800 spinning reel Wheel of Fortune(R) games during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Also contributing to the overall growth in proprietary gaming were the successes of Multi-Hand Poker(TM), Party Time(R), Elvis(R) and The Addams Family (TM) games. Fiscal 2000 brought the installation of new feature rich proprietary games with second event bonusing, incorporating popular themes such as The Addams Family (TM) and Jeopardy!(R) Video. During fiscal 2000, we discontinued 19 proprietary game systems in eight jurisdictions. As of September 30, 2000, our proprietary games operated in 17 domestic jurisdictions and one international location versus 11 domestic jurisdictions and one international location at the end of fiscal 1999.

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

Research and development expenses increased $9.7 million to $55.2 million for fiscal 2000, primarily as a result of engineering expenses related to new game development. Bad debt expense increased $2.0 million over fiscal 1999 primarily due to fluctuations in sales volumes.

Other Income and Expense
Other expense, net, for fiscal 2000 totaled $22.5 million versus $14.9 million in the prior year. Increased interest expense from our outstanding $1.0 billion Senior Notes issued in May 1999 was partially offset by the $27.0 million legal settlement received. Operation of our MegaJackpots(TM) systems results in interest income from both the investment of cash and from investments purchased to fund jackpot payments. Interest expense on the jackpot liability is accrued at the rate earned on the investments purchased to fund the liability. Therefore, interest income and expense relating to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners.

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

In fiscal 2000, operating profit for the proprietary gaming segment totaled $190.9 million, an increase of $46.5 million or 32% compared to the prior year. This improvement resulted from the growth of our installed base and excellent player acceptance of our new proprietary games, the continued popularity of the joint venture Wheel of Fortune(R) games, higher interest rates which lowered the cost of funding jackpot payments, and the inclusion of gaming operations revenue from Sodak.

Foreign Operations
Approximately 16% of our revenues and earnings from unconsolidated affiliates in fiscal 2001, 24% in fiscal 2000, and 28% in fiscal 1999 were derived outside of North America. To date, we have not experienced significant translation or transaction losses related to foreign exchange fluctuations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capital Resources
One of IGT's fundamental financial strengths is our ability to generate cash from operations to reinvest in our business. We anticipate that our operating activities in fiscal 2002 will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities.

We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditure and operating capital requirements, scheduled debt payments, interest and income tax obligations, strategic investments and acquisitions, and share repurchases. Our sources of capital afford us the financial flexibility to target acquisitions of businesses that offer opportunities to implement our operating strategies, increase our rates of return, and improve shareholder value.

Operating Activities
Cash provided by operations in fiscal 2001 totaled $198.2 million, an increase of 54% from 2000, primarily as the result of favorable operating performance discussed earlier. Fiscal 2000 cash provided by operations totaled $128.8 million, a decrease of 51% from 1999. Fiscal 1999 operating cash flow benefited from the one-time realization of accumulated deferred tax assets related to the timing of the jackpot payments for tax purposes, as the result of federal legislation passed in October 1998. This new law allowed previous, as well as future, jackpot winners to elect to receive lump sum discounted payments in lieu of future annual installments.

Net Cash Flow from Proprietary Progressive Jackpot Systems
Our proprietary progressive jackpot systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund future annual jackpot payments. Cash is used to make payments to jackpot winners for jackpot liabilities or to purchase US government securities to fund future jackpot payments. The purchase of and proceeds from the US government securities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments on jackpot liabilities are classified as financing activities. Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our proprietary progressive jackpot systems. Net cash flow from these activities collectively provided cash of $18.2 million in fiscal 2001 and used cash of $23.2 million and $21.3 million in fiscal 2000 and fiscal 1999.

Investing Activities
In 2001, investing activities used an additional $89.1 million in cash compared to 2000. This increase was the result of business acquisition costs during 2001 and a decrease in proceeds from disposals of investments and other assets. Fiscal 2000 included $43.0 million in proceeds from sale of the Miss Marquette riverboat, a held-for-sale asset acquired in the purchase of Sodak in fiscal 1999. Fiscal 2000 provided cash from investing of $18.4 million compared to a use of investing cash in 1999 of $89.0 million primarily related to business acquisitions. See Note 2 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total capital expenditures for property, plant and equipment and the percentage distribution by geographic operating segment for fiscal 2001, 2000, and 1999 are as follows:

                                               Fiscal Years
                                    ----------------------------------
                                      2001         2000         1999
    ------------------------------------------------------------------
    (Amounts in thousands)
    Capital Expenditures            $34,651       $18,460     $17,751
      Domestic                          88%           77%         60%
      International                     12%           23%         40%


The increase in fiscal 2001 spending is primarily due to investments to improve the productivity of operations. A portion of fiscal 2001 spending was used to update our internal software systems with an enterprise resource planning (ERP) solution and software to support our engineering activities. The ERP project is expected to be phased in over the next two years.

Financing Activities
Net cash flow from financing activities used $9.1 million in 2001, $332.1 million in 2000, and provided cash of $81.2 million in 1999. The change between 2001 and 2000 was primarily due to decreased purchases of treasury stock. The fluctuation between 2000 and 1999 was primarily due to increased borrowings related to our $1 billion Senior Notes issued in May 1999.

Stock Repurchase Plan
Our Board of Directors originally authorized IGT's stock repurchase plan in October 1990. As of November 24, 2001, the remaining share repurchase authorization, as amended, totaled 8.2 million additional shares. During fiscal 2001, we repurchased 2.5 million shares for an aggregate price of $100.7 million. During fiscal 2000, we repurchased 15.7 million shares for an aggregate price of $318.5 million, including 11.0 million shares repurchased pursuant to an issuer-tender offer at $21 per share. During fiscal 1999, we repurchased 21.8 million shares for an aggregate price of $361.4 million.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $275.0 million at September 29, 2001. Of this amount, $5.0 million was drawn, $6.6 million was reserved for letters of credit and the remaining $263.4 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At September 29, 2001, we were in compliance with all applicable covenants.

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

The issuance of our $1.0 billion of Senior Notes could have important consequences, including (1) increasing our vulnerability to general adverse economic and industry conditions; (2) limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; (3) requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(4) limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and (5) disadvantaging us compared to competitors with less indebtedness. The indenture contains a number of covenants, which restricts our ability to incur indebtedness, create or incur liens on our assets, or enter into sale/leaseback transactions. At September 29, 2001, we were in compliance with all applicable covenants.

Our ability to meet our debt service obligations on the Senior Notes and our other indebtedness will depend on our future performance. In addition, our bank revolving line of credit requires us to maintain specified financial ratio tests. Our ability to maintain such ratio tests will also depend on our future performance. Our future performance will be subject to general economic conditions and to financial, business, regulatory and other factors affecting our operations, many of which are beyond our control. If we were unable to maintain the financial ratio tests under the bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross-acceleration provisions, including the Senior Notes, may also be accelerated and become due and payable. If any of these events should occur, we may not be able to pay such amounts. At September 29, 2001, we had $984.7 million outstanding in long-term debt, net of unamortized discount compared to $991.5 million at September 30, 2000.

Financial Condition

                                      September 29,      September 30,
                                          2001               2000
    ------------------------------------------------------------------
    (Amounts in thousands)
    Total assets                       $1,923,439         $1,623,716
    Total liabilities                   1,627,326          1,527,131
    Total stockholders' equity            296,113             96,585


Total assets increased $299.7 million or 18% during fiscal 2001 primarily due to increases in cash, receivables, and inventories related to higher sales volumes and timing. Intangible assets grew predominantly due to the acquisition of Silicon in March 2001. See Note 2 of Notes to Consolidated Financial Statements. Property, plant, and equipment increased due to capital expenditures during the year, net of depreciation expense, and from the non-cash transfer of machines from inventory to gaming systems equipment. The increase in other assets related to increased royalty prepayments.

Total liabilities at September 29, 2001 increased $100.2 million or 7% primarily related to sales volume and payment timing. Lower interest rates also contributed to increased jackpot liabilities. Other liabilities increased related to marketing commitments and accrued income taxes. Long-term notes payable decreased related to the repurchase of $8.0 million of our Senior Notes.

Total stockholders' equity increased $199.5 million predominantly related to net income generated during the year, offset by treasury stock repurchases. Additional paid in capital increased as the result of employee stock plans.

Impact of Inflation
Inflation has not had a significant effect on IGT's operations during the last three fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Standards
On June 30, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and on June 30, 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments and hedging activities. We adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements and was effective beginning with our fourth quarter of fiscal 2001. Adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

In June 2001, the FASB issued two new standards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. We are required to adopt SFAS 142 at the beginning of our fiscal year 2003. We have not yet completed our analysis of the impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations.

In July 2001, the SEC issued SAB No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe that the adoption of this bulletin will not have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which would be IGT's fiscal 2003. We have not yet completed our analysis of the impact that SFAS 144 will have on our financial condition or results of operations.

Reclassifications
Certain amounts in the prior years' comparative consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year.

Euro Currency Conversions
On January 1, 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies and one common currency - the "euro." Conversion to the euro eliminated currency exchange rate risk between the member countries. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued and the former currencies will be withdrawn from circulation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our operating subsidiaries affected by the euro conversion have established and are implementing plans to address the issues raised by the euro currency conversion. These issues include: the need to adapt financial systems and business processes; changes required to equipment, such as coin validators and note acceptors, to accommodate euro-denominated transactions in our current products; and the impact of one common currency on pricing. We do not expect material system and equipment conversion costs related exclusively to the euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects that one common currency will have on pricing and the resulting impact, if any, on our financial condition or results of operations.

Item 7a. Quantitative and Qualitative Factors about Market Risk

Market Risk
In the normal course of business, IGT is exposed to market risk from changes in foreign currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The counter parties to these instruments are major financial institutions and we believe that credit loss in the event of nonperformance is remote. We do not enter into any derivative transactions for speculative purposes.

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the non-functional currency monetary assets and liabilities of our operations. The primary business objective of this hedging program is to minimize the impact to our earnings resulting from exchange rate changes. We had forward contracts totaling $40.5 million and $63.5 million at the end of fiscal 2001 and 2000 to hedge currency exposures of $44.6 million and $58.0 million. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. There were no firm commitment hedges at the end of the current or prior year periods.

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

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimate that a 10% change in foreign exchange rates would impact reported operating results by less than $1.5 million in the current fiscal year compared to less than $1.0 million in the prior year. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates, which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by $6.1 million in fiscal 2001 and $8.6 million in 2000. We also estimated that a 10% decline in interest rates would have impacted earnings of unconsolidated affiliates by $3.7 million in fiscal 2001 and $1.5 million in 2000. IGT currently does not manage this exposure with derivative financial instruments.

Item 7a. Quantitative and Qualitative Factors about Market Risk

IGT grants customers extended payment terms under contracts of sale secured by the equipment sold and occasionally provides loans to customers for other than gaming equipment. These contracts and notes are generally for terms of one to ten years, with interest recognized at prevailing rates. Within our portfolio, we have both fixed and variable rate notes and contracts receivable. If interest rates decreased by 10%, we estimated the interest income for our variable rate notes and contracts would be impacted by approximately $691,000 in fiscal 2001 and $525,000 in 2000. If interest rates increased by 10%, we estimated the fair value of the fixed rate notes and contracts would have decreased by approximately $753,000 at the end of fiscal year 2001 and $3.9 million at the end of 2000.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, the fair market value of these notes would have decreased approximately $33.2 million at September 29, 2001 and $40.1 million at September 30, 2000.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                                             Page

Independent Auditors' Report                                               38

Consolidated Statements of Income
    for the years ended September 29, 2001, September 30, 2000 and
    October 2, 1999                                                        39

Consolidated Balance Sheets
    at September 29, 2001 and September 30, 2000                           40

Consolidated Statements of Cash Flows
    for the years ended September 29, 2001, September 30, 2000 and
    October 2, 1999                                                        42

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended September 29, 2001, September 30, 2000 and
    October 2, 1999                                                        45

Notes to Consolidated Financial Statements                                 46

Independent Auditors' Report

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries (the "Company") as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 29, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 16, 2001

Consolidated Statements of Income

                                                                            Years ended
                                                          ----------------------------------------------
                                                           September 29,    September 30,     October 2,
                                                               2001             2000             1999
--------------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)
Revenues
   Product sales                                            $  824,267        $ 603,381        $576,598
   Gaming operations                                           374,942          295,023         277,508
                                                            ----------        ---------        --------
   Total revenues                                            1,199,209          898,404         854,106
                                                            ----------        ---------        --------
Costs and expenses
   Cost of product sales                                       493,201          375,750         365,948
   Cost of gaming operations                                   171,087          124,806         142,497
   Selling, general and administrative                         181,521          150,051         129,211
   Depreciation and amortization                                20,252           20,897          23,955
   Research and development                                     62,526           55,204          45,462
   Provision for bad debts                                      19,073           10,153           8,153
   Impairment (recoveries) of assets and restructuring          (1,100)               6          98,118
                                                            ----------        ---------        --------
   Total costs and expenses                                    946,560          736,867         813,344
                                                            ----------        ---------        --------
Earnings of unconsolidated affiliates                          142,630          105,991          75,556
                                                            ----------        ---------        --------
Income from operations                                         395,279          267,528         116,318
                                                            ----------        ---------        --------
Other income (expense)
   Interest income                                              49,819           50,977          55,525
   Interest expense                                           (102,039)        (102,170)        (72,764)
   Gain on investments                                             438            4,553           5,438
   Loss on the sale of assets                                      (26)            (917)           (562)
   Other                                                        (3,999)          25,016          (2,562)
                                                            ----------        ---------        --------
   Other expense, net                                          (55,807)         (22,541)        (14,925)
                                                            ----------        ---------        --------
Income before income taxes and
   extraordinary item                                          339,472          244,987         101,393
Provision for income taxes                                    (125,537)         (88,195)        (36,081)
                                                            ----------        ---------        --------
Income before extraordinary item                               213,935          156,792          65,312
Extraordinary loss on early redemption of
   debt, net of income tax benefit of $1,640                         -                -          (3,254)
                                                            ----------        ---------        --------
Net income                                                  $  213,935        $ 156,792        $ 62,058
                                                            ==========        =========        ========
Basic earnings per share
    Income before extraordinary item                        $     2.90        $    2.05        $   0.65
    Extraordinary loss                                               -                -           (0.03)
                                                            ----------        ---------        --------
    Net income                                              $     2.90        $    2.05        $   0.62
                                                            ==========        =========        ========
Diluted earnings per share
    Income before extraordinary item                        $     2.80        $    2.00        $   0.65
    Extraordinary loss                                               -                -           (0.03)
                                                            ----------        ---------        --------
    Net income                                              $     2.80        $    2.00        $   0.62
                                                            ==========        =========        ========
Weighted average common shares outstanding                      73,851           76,586          99,461
Weighted average common and potential
    shares outstanding                                          76,525           78,229         100,238


        The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets


                                                                    September 29, September 30,
                                                                        2001          2000
-----------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
    Current assets
       Cash and cash equivalents                                    $  364,234     $  244,907
       Investment securities, at market value                           13,085         21,473
       Accounts receivable, net of allowances for doubtful
          accounts of $15,944 and $13,831                              249,410        219,948
       Current maturities of long-term notes and contracts
          receivable, net of allowances                                 62,977         76,320
       Inventories, net of allowances for obsolescence
          of $28,887 and $24,304:
          Raw materials                                                 71,835         98,081
          Work-in-process                                                3,093          4,593
          Finished goods                                                80,962         44,315
                                                                    ----------     ----------
          Total inventories                                            155,890        146,989
                                                                    ----------     ----------
       Investments to fund liabilities to jackpot winners               29,286         27,939
       Deferred income taxes                                            30,053         29,086
       Prepaid expenses and other                                       62,739         47,564
                                                                    ----------     ----------
          Total current assets                                         967,674        814,226
                                                                    ----------     ----------
    Long-term notes and contracts receivable,
       net of allowances and current maturities                         90,606         76,888
                                                                    ----------     ----------
    Property, plant and equipment, at cost
       Land                                                             19,597         19,889
       Buildings                                                        78,677         75,891
       Gaming operations equipment                                     122,613         87,918
       Manufacturing machinery and equipment                           139,084        121,512
       Leasehold improvements                                            5,164          4,996
                                                                    ----------     ----------
          Total                                                        365,135        310,206
       Less accumulated depreciation and amortization                 (159,788)      (143,297)
                                                                    ----------     ----------
          Property, plant and equipment, net                           205,347        166,909
                                                                    ----------     ----------
    Investments to fund liabilities to jackpot winners                 233,669        229,726
    Deferred income taxes                                              133,728         97,670
    Intangible assets, net                                             179,634        143,738
    Investments in unconsolidated affiliates                            74,659         70,601
    Other assets                                                        38,122         23,958
                                                                    ----------     ----------
        Total assets                                                $1,923,439     $1,623,716
                                                                    ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets


                                                                     September 29,    September 30,
                                                                          2001            2000
---------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities and Stockholders' Equity
    Current liabilities
       Current maturities of long-term notes payable                 $     5,023     $      4,621
       Accounts payable                                                  125,164           76,387
       Jackpot liabilities                                                85,109           55,942
       Accrued employee benefit plan liabilities                          41,452           31,425
       Accrued interest                                                   30,884           31,369
       Other accrued liabilities                                          83,267           59,249
                                                                     -----------     ------------
          Total current liabilities                                      370,899          258,993
    Long-term notes payable, net of current maturities                   984,742          991,507
    Long-term jackpot liabilities                                        258,457          267,985
    Other liabilities                                                     13,228            8,646
                                                                     -----------     ------------
          Total liabilities                                            1,627,326        1,527,131
                                                                     -----------     ------------

    Commitments and contingencies (See Notes 10 and 14)

    Stockholders' Equity
       Common stock, $.000625 par value; 320,000,000
          shares authorized; 156,633,430 and 153,739,686
          shares issued                                                       98               96
       Additional paid-in capital                                        365,233          278,825
       Retained earnings                                               1,257,119        1,043,184
       Treasury stock; 83,700,984 and 81,170,767 shares, at cost      (1,316,444)     (1,215,707)
       Accumulated other comprehensive loss                               (9,893)         (9,813)
                                                                     -----------     ------------
          Total stockholders' equity                                     296,113           96,585
                                                                     -----------     ------------
          Total liabilities and stockholders' equity                 $ 1,923,439     $  1,623,716
                                                                     ===========     ============


        The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows


                                                                                    Years ended
                                                                    ---------------------------------------------
                                                                      September 29,  September 30,     October 2,
                                                                          2001           2000            1999
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash flows from operating activities
    Net income                                                          $213,935      $156,792       $ 62,058
                                                                        --------      --------       --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                      63,348        54,387         61,448
       Amortization of discounts and deferred offering costs               2,939         2,457            879
       Provision for bad debts                                            19,073        10,153          8,153
       Provision for inventory obsolescence                               21,088        16,001         19,185
       Gain on investment securities and fixed assets                       (412)       (3,636)        (4,876)
       Stock plan compensation costs                                       1,269         1,216          1,005
       (Increase) decrease in operating assets,
         net of acquisitions:
           Receivables                                                   (21,330)      (32,878)        17,257
           Inventories                                                   (94,687)      (67,430)       (32,403)
           Prepaid expenses and other                                    (19,139)       (5,993)       (21,867)
           Other assets                                                  (19,553)       (8,458)        (8,864)
           Net accrued and deferred income taxes, net of
               tax benefit of employee stock plans                        19,931       (17,394)        38,165
       Increase in accounts payable and accrued liabilities,
         net of acquisitions                                              16,425        44,610         13,481
       Impairment (recoveries) of assets and restructuring                (1,100)            6         98,118
       Extraordinary loss on debt retirement                                   -             -          4,894
       Earnings of unconsolidated affiliates (in excess of)
         less than distributions                                          (3,637)      (20,993)         4,806
                                                                        --------      --------       --------
               Total adjustments                                         (15,785)      (27,952)       199,381
                                                                        --------      --------       --------
           Net cash provided by operating activities                     198,150       128,840        261,439
                                                                        --------      --------       --------

        The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                         Years ended
                                                                       ----------------------------------------------
                                                                        September 29,    September 30,    October 2,
                                                                             2001             2000           1999
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash flows from investing activities
    Cash advanced on loans receivable                                       (40,179)        (25,327)              -
    Payments received on loans receivable                                    29,652           3,519               -
    Investment in property, plant and equipment                             (34,651)        (18,460)        (17,751)
    Proceeds from sale of property, plant and equipment                       1,402          11,503           2,988
    Investments:
      Purchases                                                              (3,891)        (14,034)        (12,510)
      Proceeds                                                               13,891          12,758          11,957
    Investments to fund liabilities to jackpot winners:
      Purchases                                                             (33,098)        (25,202)        (43,589)
      Proceeds                                                               27,814          30,469         194,957
    Proceeds from sale of other assets                                            -          43,249               -
    Investment in unconsolidated affiliates                                    (420)            (55)        (26,229)
    Acquisition of businesses, net of cash acquired                         (31,177)              -        (198,860)
                                                                        -----------    ------------      ----------
      Net cash provided by (used in) investing activities                   (70,657)         18,420         (89,037)
                                                                        -----------    ------------      ----------

Cash flows from financing activities
    Long-term debt:
      Proceeds                                                                5,093          12,008       1,636,276
      Principal payments                                                    (18,604)        (10,408)     (1,013,484)
    Jackpot liabilities:
      Collections from systems                                               91,596          82,769          89,184
      Payments to winners                                                   (68,106)       (111,251)       (261,899)
    Proceeds from employee stock plans                                       43,726          13,287           3,693
    Purchases of treasury stock                                             (62,807)       (318,473)       (361,419)
    Penalties paid on early retirement of debt                                    -               -          (4,658)
    Payments of cash dividends                                                    -               -          (6,474)
                                                                        -----------    ------------      ----------
      Net cash provided by (used in) financing activities                    (9,102)       (332,068)         81,219
                                                                        -----------    ------------      ----------

Effect of exchange rate changes on cash
    and cash equivalents                                                        936           3,372          (2,691)
                                                                        -----------   -------------     -----------
Net increase (decrease) in cash
    and cash equivalents                                                    119,327        (181,436)        250,930
Cash and cash equivalents at:
    Beginning of year                                                       244,907         426,343         175,413
                                                                        -----------   -------------     -----------

    End of year                                                         $   364,234   $     244,907     $   426,343
                                                                        ===========   =============     ===========



        The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Cash Flows Information

Certain non-cash investing and financing activities described below are not reflected in the consolidated statements of cash flows. Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.


                                                                                Years ended
                                                              -----------------------------------------------
                                                               September 29,   September 30,      October 2,
                                                                   2001            2000              1999
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Increase in property, plant, and equipment
    related to net transfers between inventory
    and gaming operations equipment                               $53,844         $ 15,598         $ 32,879

Treasury stock acquired for options exercised                       2,650                -                -

Tax benefit of employee stock plans                                38,765            2,381              570

Payments of interest                                               99,584           99,330           42,608

Payments of income taxes                                          115,472          107,216           28,004

Acquisitions (see Note 2):
    Fair value of assets acquired                                  53,218                -          130,887
    Fair value of liabilities assumed                              22,041                -           43,888
    Excess of purchase price over net assets acquired                   -                -          111,861

Accrued investing and financing transactions where
    cash did not settle until after September 29, 2001
    included:
      Investment purchases                                          1,838                -                -
      Principal payments on debt                                    8,000                -                -
      Purchases of treasury stock                                  35,280                -                -


        The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity


                                                                                       Years ended
                                                                       ------------------------------------------
                                                                        September 29,  September 30,  October 2,
                                                                            2001           2000         1999
-----------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Common stock
     Balance at beginning of year
       153,740; 152,871; and 152,587 shares                              $        96    $        96   $       95
     Employee stock plans
        2,893; 869; and 284 shares                                                 2              -            1
                                                                         -----------    -----------   ----------
     Balance at end of year
       156,633 shares at 2001                                            $        98    $        96   $       96
                                                                         ===========    ===========   ==========

Additional paid-in capital
     Balance at beginning of year                                        $   278,825    $   261,941   $  256,656
     Employee stock plans                                                     46,374         13,287        3,710
     Stock plan compensation costs                                             1,269          1,216        1,005
     Tax benefit of employee stock plans                                      38,765          2,381          570
                                                                         -----------    -----------   ----------
     Balance at end of year                                              $   365,233    $   278,825   $  261,941
                                                                         ===========    ===========   ==========

Retained earnings
     Balance at beginning of year                                        $ 1,043,184    $   886,392   $  827,542
     Dividends declared                                                           -               -       (3,208)
     Net income                                                              213,935        156,792       62,058
                                                                         -----------    -----------   ----------
     Balance at end of year                                              $ 1,257,119    $ 1,043,184   $  886,392
                                                                         ===========    ===========   ==========

Treasury stock
     Balance at beginning of year                                        $(1,215,707)   $  (897,234)  $(535,797)
     Purchases of treasury stock                                            (100,737)      (318,473)   (361,437)
                                                                         -----------    -----------   ---------
     Balance at end of year                                              $(1,316,444)   $(1,215,707)  $(897,234)
                                                                         ===========    ===========   =========

Accumulated comprehensive loss (a)
     Balance at beginning of year                                        $    (9,813)   $    (8,977)  $  (7,220)
     Other comprehensive loss                                                    (80)          (836)     (1,757)
                                                                         -----------    -----------   ---------
     Balance at end of year                                              $    (9,893)   $    (9,813)  $  (8,977)
                                                                         ===========    ===========   =========

Summary of total comprehensive income (a)
     Net income                                                          $   213,935    $   156,792   $  62,058
     Other comprehensive loss                                                    (80)          (836)     (1,757)
                                                                         -----------    -----------   ---------
     Comprehensive income                                                $   213,855    $   155,956   $  60,301
                                                                         ===========    ===========   =========


    (a) All items of comprehensive income and other comprehensive income are displayed net of tax effects (see Note 16).

        The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
International Game Technology (referred throughout these notes, together with its consolidated subsidiaries where appropriate, as IGT, Company, we, our and
us) is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world and was the first to develop computerized video gaming machines. Since our founding in 1980, IGT has principally served the casino gaming industry in the United States. In 1986, we began expanding our business internationally, and in addition to our production in the United States, we currently manufacture our gaming products in the United Kingdom and through a third party manufacturer in Japan. IGT also maintains sales offices in selected legalized gaming jurisdictions globally, including Australia, Argentina, New Zealand, Peru, South Africa and The Netherlands. IGT provides gaming products in every significant legalized gaming jurisdiction in the world.

International Game Technology was incorporated in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. In addition to our 100% ownership of IGT, International Game Technology has the following direct or indirect wholly-owned subsidiaries:
I.G.T.-Argentina   S.A.(IGT-Argentina);   I.G.T.   Australia   Pty.   Limited
(IGT-Australia); International Game Technology (NZ) Ltd. (IGT-NZ); IGT do Brazil
Ltda.   (IGT-Brazil);  IGT-Europe B.V.  (IGT-Europe);    IGT-Iceland   Ltd.
(IGT-Iceland);   IGT-Japan  K.K. (IGT-Japan);   IGT-UK   Limited   (Barcrest);
International Game Technology-Africa Pty. Limited (IGT-Africa); International Game Technology S.R. Ltda. (IGT-Peru); Sodak Gaming, Inc. (Sodak), and Silicon Gaming, Inc. (Silicon).

Lines of Business
IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products referred to as "Product Sales" and the development, marketing and operation of wide-area progressive (WAP) systems, stand-alone games, and gaming equipment leasing, referred to as "Proprietary Gaming." Our proprietary gaming segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Product Sales
IGT designs, manufactures and markets computerized casino gaming products and systems for both domestic and international markets. Domestically, IGT manufactures a broad range of gaming machines, consisting of traditional spinning reel slot machines, video gaming machines, government sponsored and other video gaming devices. In international markets, we target the amusement with prize, casino-style, private club, gaming-hall and government-sponsored video machine markets. For our domestic and certain international markets, we offer hundreds of recognized game themes. We typically sell our machines directly or through distributors to casino operators, but may in certain circumstances finance the sale or lease of equipment to the operator.

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

Proprietary Gaming
IGT's proprietary gaming segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Notes to Consolidated Financial Statements

Proprietary Games
Approximately 7% of the domestic installed base of gaming machines generates recurring revenue whereby the manufacturer participates in the revenue from the machine on a percentage or flat fee basis. We collectively refer to machines of this nature as "proprietary games," including linked WAP systems and stand-alone machines, in both our wholly-owned gaming operations and our unconsolidated joint venture operations.

We have developed and operated WAP systems, collectively referred to as MegaJackpots(TM), since 1986. WAP systems are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a "progressive" jackpot with every wager made throughout the system until a player hits the top award winning combination. WAP systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win larger or more frequent jackpots than on machines not linked to progressive systems. Win (net earnings to the operator) per machine on machines linked to progressive systems are generally higher than on stand-alone machines.

We also supply certain proprietary games in a "stand alone" format. These games are proprietary in nature but not linked to a progressive system. These games are either leased on a per machine per day basis or are operated under a revenue sharing agreement. This format was created for the customer that didn't want to contribute to a large jackpot, yet still wanted our proprietary games on the floor.

IGT operates certain proprietary games under joint venture agreements or joint marketing alliances with other gaming companies, principally with Anchor. The purpose of these strategic alliances is to combine the game development efforts or license property rights of other companies with IGT's WAP systems, manufacturing, distribution, and marketing expertise.

At September 29, 2001, IGT operated proprietary games in 18 domestic jurisdictions, as well as one international system in Iceland. Included among these jurisdictions is Native America, which encompassed 18 US States. These games may be offered in different denominations in each jurisdiction.

Lease and Other Gaming Operations
Under various technology provider license and lease agreements with state lotteries and pari-mutuel facilities, we receive a percentage of the revenue for use and maintenance of machines and/or systems. We also sell machines with attached royalty agreements, primarily with Action Gaming, where we receive a monthly royalty fee. We also receive recurring revenue in various jurisdictions from contracts for short-term rental or long-term lease of gaming machines.

Principles of Consolidation and Revenue Recognition
The consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned joint ventures, are accounted for using the equity method. Joint marketing alliances for which no legal entity exists are accounted for on a pro-rata basis whereby our proportionate share of assets, liabilities, revenues, and expenses are included in our financial statements. All material inter-company accounts and transactions have been eliminated.

Product Sales
IGT makes product sales for cash, on normal credit terms of 90 days or less, and over longer term installments. Generally, sales are recorded when the products are shipped and title passes to the customer.

Notes to Consolidated Financial Statements

Proprietary Gaming
The following table shows the revenues from gaming operations and earnings of unconsolidated affiliates:


                                                              Years ended
                                               ------------------------------------------
                                               September 29,  September 30,    October 2,
                                                  2001            2000           1999
    -------------------------------------------------------------------------------------
    (Dollars in thousands)
    Gaming operations
       Proprietary games                        $  323,853      $  249,952    $  244,808
       Lease operations                             51,089          45,071        32,700
                                                ----------      ----------    ----------
    Total gaming operations                        374,942         295,023       277,508
    Earnings of unconsolidated affiliates          142,630         105,991        75,556
                                                ----------      ----------    ----------
    Total proprietary gaming                    $  517,572      $  401,014    $  353,064
                                                ==========      ==========    ==========


Gaming operations revenues consist of revenues relating to the operation of proprietary games, either connected to progressive jackpot systems or in stand-alone formats, and the lease and rental of gaming and video lottery machines. Revenues from proprietary WAP games are recognized monthly based on a percentage of the revenue, or "coin in." Revenues from proprietary games in stand-alone format are recognized monthly based on the net win that the game generates for the operator. Lease and rental revenue is recognized with the passage of time.


The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the jackpot on WAP systems increases based on the coin-in. The casinos pay a percentage of the coin-in to IGT, an administrator or a trust to administer and fund the progressive jackpot. This percentage of coin-in (contribution) is recognized as revenue. Concurrently, IGT, the administrator or the trust recognize a liability for jackpots not yet won and jackpot expense (as a component of the cost of gaming operations) for the cost to fund these jackpots in the future.

Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpots are currently paid in equal installments over a 20 to 26 year period or winners may elect to receive the discounted value of the jackpot in lieu of annual installments. Jackpots on some of our MegaJackpots(TM) games, referred to as MegaJackpots-Instant Winner(TM) systems, are paid out at the time they are won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust records a liability to IGT for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees are paid to IGT from this fund. A linked progressive system is also operated by a trust in Iowa. IGT derives revenue based on the Iowa trust profits.

IGT operates several proprietary games under a joint venture agreement, principally with Anchor, that are accounted for using the equity method. Because the nature of the operations of our joint ventures are the same as our gaming operations and these activities are an integral part of our business, the earnings from unconsolidated affiliates is included as a component of income from operations. In accordance with the equity method, IGT's portion of joint venture income is recorded net of expenses and is presented on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates."

Research and Development
Research and development costs are expensed as incurred. Research and development performed for specific customers is charged to cost of product sales when the related sale is recorded.

Notes to Consolidated Financial Statements

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

Investment Securities
Our investment securities are classified as available-for-sale and stated at market value. Unrealized gains and losses, net of income tax effects, are reported as a component of accumulated other comprehensive income. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

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

Other Assets
Other assets are primarily comprised of deferred offering costs related to Senior Notes issued in May 1999 (see Note 9), prepaid and deferred royalty costs and deposits.

Earnings Per Share
Earnings per share is computed based on the weighted average number of common and potential shares outstanding.

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards
On June 30, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and on June 30, 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments and hedging activities. We adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements and was effective beginning with our fourth quarter of fiscal 2001. Adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

In June 2001, the FASB issued two new standards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. We are required to adopt SFAS 142 at the beginning of our fiscal year 2003. We have not yet completed our analysis of the impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations.

In July 2001, the SEC issued SAB No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe that the adoption of this bulletin will not have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which would be IGT's fiscal 2003. We have not yet completed our analysis of the impact that SFAS 144 will have on our financial condition or results of operations.

Notes to Consolidated Financial Statements

Derivatives and Hedging Activities
IGT uses derivative financial instruments to reduce our exposure resulting from fluctuations in foreign exchange rates and interest rates. Derivative financial instruments are used to minimize our net exposure, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. These gains and losses are included in income. From time to time, we may hedge firm foreign currency commitments by entering into forward exchange contracts. Gains and losses on these hedges are included as a component of the hedged transaction when recorded. At times IGT may enter into interest rate swap agreements to effectively manage variable interest rate fluctuations. Amounts paid under these interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The counterparties to each of these agreements are major commercial banks. We believe that losses related to credit risk are remote.

With the adoption of SFAS 133 on October 1, 2000, we recognize all derivatives as either assets or liabilities on the balance sheet at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. During fiscal 2001, we entered into forward exchange contracts to hedge our net exposure, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. These forward exchange contracts were not designated as hedging instruments under SFAS 133 and gains and losses were recognized in current earnings.

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

2.    Acquisitions and Divestiture

Acquisitions

Anchor
On July 8, 2001, IGT and Anchor entered into an Agreement and Plan of Merger, pursuant to which Anchor will merge with a subsidiary of IGT. Both companies' board of directors unanimously approved the Agreement and Plan of Merger. If the transaction is completed, Anchor shareholders will receive one share of IGT common stock for each share of Anchor common stock that they own, subject to certain adjustments. If the IGT average closing price is less than $50.00 per share, Anchor may terminate the merger agreement, subject to IGT's right to provide a higher exchange ratio such that the value of IGT stock received by Anchor stockholders equals $50.00 per share. Conversely, if the IGT average closing price exceeds $75.00 per share, IGT may terminate the merger, subject to Anchor's right to accept a lower exchange ratio such that the value of IGT stock received by Anchor stockholders equals $75.00 per share. In addition, IGT will convert each outstanding option to purchase Anchor common stock into the right to acquire on the same terms and conditions a number of shares of IGT common stock based on the merger exchange ratio. The merger is subject to the approval of both companies' shareholders and certain regulatory approvals, including gaming regulatory approvals and Hart-Scott-Rodino antitrust pre-clearance.

Anchor is a diversified technology company with operations around the world. Anchor operates in three complementary business segments: gaming machines, gaming operations and gaming systems. The gaming machine segment focuses on the development and placement of unique proprietary games. The gaming operations segment operates a Native American casino in San Diego and two casinos in Colorado, and manages gaming machine routes in Nevada. The gaming systems segment provides equipment and related services to on-line lotteries, video lotteries, and pari-mutuel organizations. IGT and Anchor have been working together since 1996 as joint venture partners. The proposed combination will permit the companies to work more closely together to develop new games and use

Notes to Consolidated Financial Statements

their complementary resources to benefit casinos and casino customers. In addition, Anchor has attractive businesses that IGT is not currently in, most notably the lottery business. The companies believe that their combined resources will make them a more effective competitor in these businesses.

The transaction will be accounted for as a purchase under the newly issued SFAS 141, Business Combinations. The transaction will be a stock for stock exchange subject to a collar mechanism and IGT will assume indebtedness of approximately $366.7 million. Under the terms of the collar contained in the merger agreement, each share of Anchor common stock will be converted into one share of IGT common stock subject to a collar from $50.00 to $75.00 per share. If IGT's share value exceeds $75.00, IGT will have the right to terminate the merger agreement, subject to Anchor's right to elect to accept a lower exchange ratio. If IGT's share value is less than $50.00, Anchor will have the right to terminate the merger agreement, subject to IGT's right to provide a higher exchange ratio. Share value means the average closing stock price for IGT's common stock as reported on the New York Stock Exchange during the 20 consecutive trading days ending on the third business day preceding the date of Anchor's shareholder meeting to vote on the merger, so long as the closing date occurs within five business days of the Anchor shareholder meeting or, if the closing date is more than five business days after the Anchor shareholder meeting, the date that is the third business day preceding the closing date.

At the close of this transaction, Thomas J. Mathews will join IGT as its Chief Operating Officer, as well as continuing as President and Chief Executive Officer of Anchor. Upon the completion of the merger, Mr. Mathews will be one of two new directors added to the IGT Board of Directors.

We filed a registration statement, as amended on November 13, 2001, on Form S-4 to register with the SEC the IGT common stock that we will issue to the Anchor stockholders in the merger. The business combination is expected to be completed prior to January 31, 2001 conditioned upon regulatory approvals, shareholder approvals and satisfaction of other customary closing conditions.

Tennecom
In September 2001, IGT completed the purchase of the assets of Tennecom Gaming Solutions, LLC (Tennecom), a maker of casino table game tracking software. Tennecom created an information system consisting of a Player Tracking and Table Games Information System, Table Inventory Tracking and Casino Management System.

Silicon
In March 2001, we completed the purchase of Silicon. Silicon, previously headquartered in Palo Alto, California, designed and manufactured innovative wagering products and held a library of game applications. The purchase method of accounting for business combinations was applied to this acquisition. The purchase price of $34.0 million was allocated to cash of $2.8 million and net assets of $31.2 million based on the estimated fair values of tangible and intangible assets and liabilities at the date of acquisition. There was no excess purchase price over the net assets acquired. The acquisition was funded with cash on hand. Subsequent to the acquisition in fiscal 2001, we paid off Silicon's long-term debt of $13.4 million. Results of Silicon subsequent to the closing of the acquisition are included in our results of operations. Intangible assets acquired from Silicon consist primarily of patent rights valued at $35.0 million to be amortized over their useful lives of 15 to 17 years.

Sodak
In September 1999, we completed the purchase of Sodak, a South Dakota-based distributor of casino gaming products and software systems to Native American casinos and gaming operators in the US. The purchase method of accounting for business combinations was applied to the Sodak acquisition. Accordingly, the aggregate purchase price of $198.9 million was allocated to net assets of $87.0 million based on the estimated fair values of the tangible assets and liabilities at the date of acquisition. The Miss Marquette riverboat, with its associated real property and assets, was classified as an asset held for sale in the purchase price and net assets of the Sodak acquisition. It was subsequently sold for $43.0 million. The excess of the purchase price over the net assets acquired totaled $111.9 million. This acquisition was funded primarily by the issuance of Senior Notes in May 1999. Results of Sodak since the closing of the acquisition have been included in our results of operations.

Notes to Consolidated Financial Statements


The following unaudited pro forma financial information is presented as if the Sodak acquisition had been made at the beginning of fiscal 1999:

                                                    October 2,
                                                       1999
    ----------------------------------------------------------
    (Dollars in thousands, except per share amounts)
    Total revenues                                   $887,881
    Income before extraordinary item                   65,698
    Net income                                         62,444
    Earnings per share:
      Basic                                          $   0.63
      Diluted                                        $   0.62


Access
In June 1999, we made an investment in Access Systems Pty., Limited (Access) of Sydney, Australia. During the latter half of fiscal 1999 and the first quarter of fiscal 2000, we owned a minority interest in Access. We also held options to purchase additional shares and notes convertible into capital stock of Access. We used the equity method of accounting for this investment. In December 1999, notes receivable increased by $3.9 million as a result of converting our equity interest in Access to a debt instrument.

Barcrest and Olympic
In March 1998, we purchased Barcrest Limited, a Manchester, England based manufacturer and supplier of gaming related amusement devices, and purchased certain assets of Olympic Amusements Pty. Limited (Olympic), a manufacturer and supplier of electronic gaming machines, gaming systems and other gaming equipment and services to the Australian gaming market. The purchase method of accounting for business combinations was applied to these acquisitions. The aggregate purchase price of $181.8 million was allocated to net assets of $76.5 million based on the estimated fair values of the tangible assets, intangible assets and liabilities at the dates of acquisition. The excess of the purchase price over the net assets acquired totaled $105.3 million. These acquisitions were funded primarily with additional borrowings on our line of credit, as well as long-term borrowings by IGT-Australia. See Note 8 for a further discussion regarding Olympic.

Divestiture

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

Notes to Consolidated Financial Statements

3.    Investment Securities

Available-for-sale investment securities consisted of the following:

                                          Net         Gross Unrealized          Market
                                                   ----------------------
                                         Cost       Gains         Losses        Value
    ----------------------------------------------------------------------------------
    (Dollars in thousands)
    September 29, 2001
       US government obligations      $   3,000     $  35       $       -     $  3,035
       Equity securities                 11,663       225          (1,838)      10,050
                                      ---------     -----       ---------     --------
       Total investment securities    $  14,663     $ 260       $  (1,838)    $ 13,085
                                      =========     =====       =========     ========
    September 30, 2000
       US government obligations      $  10,010     $   -       $    (122)    $  9,888
       Equity securities                 12,397       102            (914)      11,585
                                      ---------     -----       ---------     --------
       Total investment securities    $  22,407     $ 102       $  (1,036)    $ 21,473
                                      =========     =====       =========     ========


At September 29, 2001, the US government obligations had maturity dates ranging from three to 22 months.

Below is a summary of sales of available-for-sale securities for the years ended:


                                            September 29,  September 30,  October 2,
                                                2001           2000          1999
    --------------------------------------------------------------------------------
    (Dollars in thousands)
    Proceeds from sales                      $  13,891       $12,758       $11,957
    Gross realized gains                           548         1,441         5,852
    Gross realized losses                         (110)         (403)          (27)
    Permanent impairment loss recognized             -             -          (236)


4.    Investments to Fund Liabilities to Jackpot Winners

Held-to-maturity investments to fund liabilities to jackpot winners consisted of the following:

                                      Amortized   Gross Unrealized    Market
                                                  ----------------
                                       Cost       Gains     Losses    Value
    -------------------------------------------------------------------------
    (Dollars in thousands)
    September 29, 2001
       US government obligations      $262,955   $32,065   $(2,368)  $292,652
                                      ========   =======   =======   ========

    September 30, 2000
       US government obligations      $257,665   $13,584   $(4,006)  $267,243
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

Notes to Consolidated Financial Statements

Since all proceeds from the sale of these securities were paid to jackpot winners, the net realized gain was offset by an equal loss on the settlement of winner liabilities. Below is a summary of sales of these securities for the years ended:

                                 September 29,   September 30,   October 2,
                                      2001           2000          1999
    -----------------------------------------------------------------------
    (Dollars in thousands)
    Proceeds from sales            $    -         $3,020         $154,146
    Gross realized gains                -             99            5,682
    Gross realized losses               -            (10)          (2,025)




5.    Notes and Contracts Receivable

IGT grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

The following table represents the estimated future collections of notes and contracts receivable, net of allowances, at September 29, 2001:

    Fiscal Year                     Estimated Receipts
    --------------------------------------------------
    (Dollars in thousands)
    2002                                      $ 62,977
    2003                                        62,759
    2004                                        13,446
    2005                                         1,278
    2006                                         1,072
    Thereafter                                  12,051
                                              --------
                                              $153,583
                                              ========

At September 29, 2001 and September 30, 2000, the following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                      September 29,    September 30,
                                          2001             2000
    ----------------------------------------------------------------
    (Dollars in thousands)

    Current                             $15,480          $14,607
    Long-term                            11,461            3,426
                                        -------          -------
                                        $26,941          $18,033
                                        =======          =======



In September 1993, we sold our equity ownership interest in CMS-International
(CMS) to Summit Casinos-Nevada, Inc., whose owners included senior management of CMS. CMS was restructured in November 1999, at which time we purchased the notes from the lender and restructured the terms with the new owners. The revised notes call for monthly payments of principal and interest with a maturity date of December 31, 2008. The notes remain collateralized by the respective casino properties. At September 29, 2001, the outstanding balances of these notes totaled $13.4 million.

Notes to Consolidated Financial Statements

Occasionally, IGT has provided loans, other than for gaming equipment, to customers. With the acquisition of Sodak and the restructuring of CMS, our portfolio of this type of loan has increased. Included in total notes and contracts receivable were loans of $80.9 million at September 29, 2001 and $49.4 million at September 30, 2000. Allowances for doubtful loans were $5.7 million at September 29, 2001, and $60,000 at September 30, 2000. These loans are generally for terms of one to ten years with interest at prevailing rates.

6.    Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. At September 29, 2001, we had bank deposits in excess of insured limits of approximately $44.9 million.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. We did not have sales to a single customer that exceeded 10% of revenues during fiscal 2001, 2000 or 1999. Accounts, contracts, and notes receivable by region as a percentage of total receivables at September 29, 2001 were as follows:

    Domestic Region
       Native American casinos                               38%
       Nevada                                                24%
       Riverboats (greater Mississippi River area)            6%
       Atlantic City (distributor and other)                  6%
       Other US regions (individually less than 3%)          10%
                                                            ----
          Total domestic                                     84%
                                                            ----
      International Region
       Europe                                                 5%
       Latin America                                          5%
       Australia                                              4%
       Other international                                    2%
                                                            ----
          Total international                                16%
                                                            ----

       Total                                                100%
                                                            ====

7.    Intangible Assets

Intangible assets consisted of the following:

                                              September 29,     September 30,
                                                  2001              2000
    ------------------------------------------------------------------------
    (Dollars in thousands)
    Intellectual property                       $ 42,636          $  1,650
    Excess of cost over net assets acquired      148,609           148,631
                                                --------          --------
                                                 191,245           150,281
    Less accumulated amortization                (11,611)           (6,543)
                                                --------          --------
                                                $179,634          $143,738
                                                ========          ========




Intangible assets increased in fiscal 2001 primarily related to patents acquired from Silicon valued at $35.0 million (See Note 2). Other current year additions included purchased patents in the amount of $3.3 million, including $2.9 million for table game player-tracking software acquired from Tennecom, as well as $2.7 million in capitalized patent application costs.

Notes to Consolidated Financial Statements

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

The Olympic purchase price was allocated to net tangible assets of $8.4 million, identifiable intangibles of $40.2 million, and $61.9 million to excess of cost over net assets acquired or goodwill. Net tangible assets were comprised of accounts receivable, raw materials, and manufacturing machinery and equipment, offset by accrued liabilities. The identifiable intangible assets represented intellectual property consisting of technology, designs, know-how, patents, trademarks, brand names, and copyrights.

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

Notes to Consolidated Financial Statements

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

During the fourth quarter of 1999, due to the events and circumstances that had occurred since the acquisition of Olympic described above, we prepared a financial analysis to determine if, and to what extent, the identifiable intangible assets and goodwill recorded in connection with the acquisition of Olympic were impaired. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we estimated the projected future cash flows of the business based on reasonable and supportable assumptions and projections. This financial analysis indicated the expected discounted and undiscounted future cash flows were less than the carrying amounts of the intangible assets and goodwill, and the assets were fully impaired. These intangible assets held no remaining value and did not provide any future potential benefit.

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

Notes to Consolidated Financial Statements

IGT - Brazil

In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. We received payments of $1.1 million in fiscal 2001 and $1.9 million in fiscal 2000 for receivables and inventories previously considered fully impaired.

9.    Notes Payable

Notes payable consisted of the following:

                                                             September 29,   September 30,
                                                                2001             2000
    --------------------------------------------------------------------------------------
    (Dollars in thousands)
    Senior notes, net of unamortized discount                 $984,742         $991,507
    Credit facilities                                            5,023            4,621
                                                              --------         --------
       Total                                                   989,765          996,128
    Less current maturities                                     (5,023)          (4,621)
                                                              --------         --------
    Long-term notes payable, net of current maturities        $984,742         $991,507
                                                              ========         ========

The following table represents the future fiscal year principal payments of our notes payable at September 29, 2001:


    Fiscal Year                                Principal Payments
    -------------------------------------------------------------
    (Dollars in thousands)
    2002                                                 $  5,023
    2003                                                        -
    2004                                                  400,000
    2005                                                        -
    2006                                                        -
    2007 and after                                        592,000
                                                         --------
      Total principal payments                            997,023
      Less unamortized discount                            (7,258)
                                                         --------
      Net notes payable                                  $989,765
                                                         ========

Senior Notes
In May 1999, we completed the private placement of $1.0 billion in aggregate principal amount of Senior Notes pursuant to rule 144A under the Securities Act of 1933. The Senior Notes were issued in two tranches: $400 million aggregate principal amount of 7.875% Senior Notes, due May 15, 2004, priced at 99.053%; and $600 million aggregate principal amount of 8.375% Senior Notes, due May 15, 2009, priced at 98.974%. In August 1999, we exchanged all outstanding Senior Notes for identical registered notes. A portion of the proceeds was used to redeem previously outstanding 7.84% Senior Notes due 2004, which resulted in a prepayment penalty of $3.3 million (net of tax) reflected as an extraordinary item in fiscal 1999. Additionally, we repaid outstanding borrowings under both our US and Australian credit facilities. The remaining net proceeds from the offering were used to fund our acquisition of Sodak, working capital, and share repurchases. This bond indenture contains a number of covenants that restrict IGT's ability to incur indebtedness, create or incur liens on our assets, or enter into sale/leaseback transactions. At September 29, 2001, we were in compliance with all applicable covenants.

Notes to Consolidated Financial Statements

Credit Facilities
Our domestic and foreign borrowing facilities totaled $275.0 million at September 29, 2001. Of this amount, $5.0 million was drawn with an average interest rate of 1.06%, $6.6 million was reserved for letters of credit and the remaining $263.4 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At September 29, 2001, we were in compliance with all applicable covenants.

10.   Commitments

We lease certain of our facilities and equipment under various agreements for periods through the year 2007. The following table shows the future minimum rental payments required under these operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 29, 2001. Certain of the facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance.

                                            Operating
    Fiscal Year                               Leases
    -------------------------------------------------
    (Dollars in thousands)
    2002                                     $ 7,417
    2003                                       5,310
    2004                                       3,232
    2005                                       1,848
    2006                                         938
    2007 and after                               259
                                             -------
    Total minimum payments                   $19,004
                                             =======

The lease term for our previous manufacturing facility in Reno, Nevada extends through February 2003 and the related payments are included in the schedule above. At September 29, 2001, we had approximately one-third of this facility sublet to third parties, calling for future receipts of $1.3 million. We previously accrued for the total lease payments, net of anticipated sublease receipts. During fiscal 2001, we began using a portion of this previously abandoned facility for service operations overflow. Costs incurred related to our usage were included in operating expenses.

In March 2001, we acquired Silicon's Palo Alto facility lease and sublease agreements with terms that extend through November 30, 2005 and related payments are included in the schedule above. The fair value of these agreements was a net asset of $2.0 million at September 29, 2001. The sublease agreement calls for future receipts of $3.2 million.

Our total rental expense was approximately $5.4 million for fiscal 2001, $5.9 million for fiscal 2000, and $6.0 million for fiscal 1999.

Notes to Consolidated Financial Statements

11.   Jackpot Liabilities

IGT receives a percentage of the amounts wagered or fees for machine rental and service from the linked WAP systems to fund the related jackpot payments. Winners may elect to receive a single payment of the discounted value of the jackpot won or annual installments. Equal annual installments are paid over 20 to 26 years without interest. The following schedule sets forth the future gross payments due to jackpot winners under these systems at September 29, 2001:

    Fiscal Year                                   Payments
    ------------------------------------------------------
    (Dollars in thousands)
    2002                                          $ 32,197
    2003                                            29,243
    2004                                            29,115
    2005                                            29,115
    2006                                            29,115
    2007 and after                                 263,670
                                                  --------
                                                  $412,455
                                                  ========



Jackpot liabilities include discounted payments due to winners for jackpots previously won, as well as amounts accrued for the cost of funding jackpots not yet won that are contractual obligations of IGT. Jackpot liabilities consist of the following:


                                                            September 29,     September 30,
                                                                2001               2000
    ---------------------------------------------------------------------------------------
    (Dollars in thousands)
    Gross payments due to jackpot winners                    $ 412,455          $ 412,653
    Unamortized discount on payments to jackpot winners       (144,944)          (151,472)
    Accrual for jackpots not yet won                            76,055             62,746
                                                             ---------          ---------
         Total jackpot liabilities                             343,566            323,927
    Less current liabilities                                   (85,109)           (55,942)
                                                             ---------          ---------
    Long-term jackpot liabilities                            $ 258,457          $ 267,985
                                                             =========          =========

We amortize the discounts on the jackpot liabilities to interest expense. During fiscal 2001, we recorded interest expense on jackpot liabilities of $17.1 million, $17.3 million in fiscal 2000, and $25.9 million in fiscal 1999. We were required to maintain cash and investments relating to systems liabilities totaling $42.2 million at September 29, 2001 and $38.8 million at September 30, 2000.

12.   Financial Instruments

In the first quarter of fiscal 2001, IGT adopted SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

Notes to Consolidated Financial Statements

Foreign Currency Management
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. In the current fiscal year, these forward exchange contracts were not designated as hedging instruments under SFAS 133 and gains/losses were recognized in current earnings. We had forward contracts totaling $40.5 million and $63.5 million at the end of fiscal 2001 and 2000 to hedge currency exposures of $44.6 million and $58.0 million. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. There were no firm commitment hedges at the end of the current or prior year periods.

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

Other Off-Balance Sheet Instruments
In the normal course of business, IGT is a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in the accompanying balance sheets. We had performance bonds outstanding that related to our operation of two lottery systems and a gaming machine route totaling $2.1 million at September 29, 2001 and $2.2 million at September 30, 2000. IGT is liable to reimburse the bond issuer in the event the bond is exercised as a result of our non-performance. We had outstanding letters of credit, issued under our line of credit (see Note 9), totaling $6.6 million at September 29, 2001 and $2.8 million at September 30, 2000, which were issued to insure payment by IGT to certain vendors and governmental agencies. We do not expect any material losses to result from these off balance sheet instruments.

The following table presents the carrying amount and estimated fair value of IGT's financial instruments:



                                                    September 29,             September 30,
                                                        2001                     2000
                                               ----------------------     ---------------------
                                                Carrying   Estimated      Carrying   Estimated
                                                 Amount    Fair Value      Amount    Fair Value
    -------------------------------------------------------------------------------------------
    (Dollars in thousands)
    Assets
       Cash and cash equivalents                $364,234   $  364,234     $244,907    $244,907
       Investment securities                      13,085       13,085       21,473      21,473
       Notes and contracts receivable            153,583      139,456      153,208     139,086
       Investments to fund jackpot payments      262,955      292,652      257,665     267,243
    Liabilities
       Jackpot liabilities                       343,566      373,264      323,927     333,505
       Notes payable obligations                 989,765    1,009,034      996,128     981,141
    Foreign currency contracts                    40,536       40,536       63,467      61,481


The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The estimated fair value of investment securities and investments to fund jackpot payments are based on quoted market prices. The fair value of our notes and contracts receivable is estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the

Notes to Consolidated Financial Statements

related notes and contracts. The estimated fair value of jackpot liabilities is based on quoted market prices of investments that will be used to fund these liabilities. The estimated fair value of the registered Senior Notes is based on quoted market prices. The carrying value of the credit facilities included in notes payable approximates fair value. The estimated fair value of foreign currency contracts is based on quoted market prices for an instrument with similar terms. With the adoption of SFAS 133 in fiscal 2001, all foreign currency derivatives are now recorded at fair value on the balance sheet.

13.   Earnings Per Share
The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS for income before extraordinary item as of and for the years ended:

                                                      September 29,   September 30,   October 2,
                                                          2001            2000           1999
    --------------------------------------------------------------------------------------------
    (Amounts in thousands, except per share amounts)
    Income before extraordinary item                    $213,935        $156,792       $ 65,312
                                                        ========        ========       ========

    Weighted average common shares outstanding            73,851          76,586         99,461
    Dilutive effect of stock options outstanding           2,674           1,643            777
                                                        --------        --------       --------
    Weighted average common and potential
       shares outstanding                                 76,525          78,229        100,238
                                                        ========        ========       ========

    Basic earnings per share                            $   2.90        $   2.05       $   0.65
    Diluted earnings per share                          $   2.80        $   2.00       $   0.65

    Number of common shares excluded from
       diluted EPS because option exercise price
       was greater than average market price                  91             358          1,300


Stock Repurchase Plan
Our Board of Directors originally authorized IGT's stock repurchase plan in October 1990. As of November 16, 2001, the remaining share repurchase authorization, as amended, totaled 8.2 million additional shares. During fiscal 2001, we repurchased 2.5 million shares for an aggregate purchase price of $100.7 million. During fiscal 2000, we repurchased 15.7 million shares for an aggregate purchase price of $318.5 million, including 11.0 million shares at $21 per share pursuant to an issuer-tender offer. During fiscal 1999, we repurchased
21.8 million shares for an aggregate purchase price of $361.4 million.

14.   Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesars World, Inc.,et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations

Notes to Consolidated Financial Statements

of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. On November 15, 2001, in Las Vegas, Nevada, United States District Court Judge Ezra heard oral arguments regarding the issue of certification of the plaintiff class. A decision on whether the case can proceed as a class action is expected in early 2002.

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

Acres
In February 1999, the Spin for Cash Wide Area Progressive Joint Venture (Joint Venture), to which IGT and Anchor are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). IGT is not a party to this action. The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

Collins
In 1994, a lawsuit was filed in South Carolina against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. The jury trial in this matter began on July 23, 2001. On August 2, 2001, the jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages. IGT filed motions or post-trial relief that were denied by the trial court. Thereafter, IGT will file a Notice of Appeal and anticipates that the appellate court will order a new trial.

Kraft
On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation on July 27, 2001. On September 26, 2001, International Game Technology filed a motion to intervene as a party defendant, which was granted on October 26, 2001. The plaintiff claims the bonus wheel feature of the Wheel of Fortune(R) and I Dream of Jeannie(TM) slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, plaintiff alleges that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleges violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asks for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The plaintiff seeks to certify a class of any individual in Michigan who has played either of these games since June of 1999. The Michigan Gaming Control Board, the administrative agency responsible for policing the Detroit casinos, approved the machines and their programs for use.

Notes to Consolidated Financial Statements

15.   Income Taxes

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. We determine the net current and noncurrent deferred tax assets or liabilities separately for federal, state, and foreign jurisdictions.

The effective income tax rates differ from the statutory US federal income tax rates as follows for the years ended:



                                                   September 29,        September 30,         October 2,
                                                       2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                           Amount    Rate        Amount   Rate        Amount    Rate
                                                 ------    ----        ------   ----        ------    ----
Taxes at federal statutory rate                 $118,815   35.0 %     $85,745   35.0 %     $35,488    35.0 %
Foreign subsidiaries tax                           3,615    1.1         2,410    0.9         3,657     3.6
State income tax, net                              5,307    1.5         5,109    2.3         2,670     2.6
Research and development credits                  (3,167)  (0.9)         (750)  (0.3)       (2,192)   (2.2)
Valuation allowance, foreign subsidiaries          2,769     .8         2,063    0.7         6,067     6.0
Expiration of tax contingencies                        -      -          (850)  (0.3)       (5,344)   (5.3)
Adjustment to estimated income tax accruals            -      -        (3,010)  (1.2)       (3,306)   (3.3)
Other, net                                       (1,802)   (0.5)       (2,522)  (1.1)         (959)   (0.8)
                                                -------    ----       -------   ----       -------   -----
Provision for income taxes                      $125,537   37.0 %     $88,195   36.0 %     $36,081    35.6 %
                                                ========   ====       =======   ====       =======    ====

Components of our provision for income taxes were as follows for the years ended:


                                  September 29,     September 30,     October 2,
                                      2001              2000            1999
    ----------------------------------------------------------------------------
    (Dollars in thousands)
    Current
        Federal                     $127,611           $80,893        $(11,602)
        State                          8,652             5,645             358
        Foreign                        4,698             4,478           9,118
                                    --------           -------        --------
        Total current                140,961            91,016          (2,126)
                                    --------           -------        --------
    Deferred
        Federal                      (14,162)           (2,270)         30,761
        State                         (1,631)              222           1,566
        Foreign                          369              (773)          5,880
                                    --------           -------        --------
        Total deferred               (15,424)           (2,821)         38,207
                                    --------           -------        --------
    Provision for income taxes      $125,537           $88,195        $ 36,081
                                    ========           =======        ========

Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities are detailed in the table below. Our valuation allowance relates to uncertainty of realization on deferred tax assets in IGT-Australia and IGT-Japan.


                                                                 September 29,  September 30,
                                                                     2001           2000
    -----------------------------------------------------------------------------------------
    (Dollars in thousands)
    Current deferred tax assets
        Reserves not currently deductible                          $ 20,267      $ 22,228
        Unrealized loss on currency translation adjustments           5,408         4,582
        Foreign subsidiaries                                            138           652
        Unrealized loss on investment securities                        552           327
        Other                                                         3,688         1,297
                                                                   --------      --------
    Net current deferred tax assets                                  30,053        29,086
                                                                   --------      --------

    Non-current deferred tax assets
        Reserves not currently deductible                                 -           566
        Reserves for proprietary gaming                              95,639        69,869
        Foreign subsidiaries                                         11,182         8,268
        State income taxes                                            6,563         4,932
        Goodwill and other intangibles                               25,766        28,020
        Net operating loss carry forwards                             9,801             -
        Other                                                         2,276         1,246
    Non-current deferred tax liabilities
        Difference between book and tax basis of property            (4,950)       (4,036)
        Other                                                        (1,650)       (3,065)
                                                                   --------      --------
        Total net non-current deferred tax assets                   144,627       105,800
        Valuation allowance                                         (10,899)       (8,130)
                                                                   --------      --------
    Net non-current deferred tax assets                             133,728        97,670
                                                                   --------      --------
    Net deferred tax assets                                        $163,781      $126,756
                                                                   ========      ========

Notes to Consolidated Financial Statements

16.   Other Comprehensive Income (Loss)

The components of IGT's other comprehensive loss are as follows:

                                                                              Tax
                                                           Before-Tax      (Expense)     Net-of-Tax
                                                             Amount        or Benefit      Amount
---------------------------------------------------------------------------------------------------
(Dollars in thousands)
Year ended September 29, 2001
Unrealized holding gains (losses) arising during period     $  (205)         $   72        $  (133)
Reclassification adjustment to net income                      (438)            153           (285)
                                                            -------          ------        -------
Net unrealized gains (losses)                                  (643)            225           (418)
Foreign currency translation adjustments                        520            (182)           338
                                                            -------          ------        -------
Other comprehensive income (loss)                           $  (123)         $   43        $   (80)
                                                            =======          ======        =======

Year ended September 30, 2000
Unrealized holding gains (losses) arising during period     $ 1,651          $ (578)       $ 1,073
Reclassification adjustment to net income                    (1,038)            364           (674)
                                                            -------          ------        -------
Net unrealized gains (losses)                                   613            (214)           399
Foreign currency translation adjustments                     (1,900)            665         (1,235)
                                                            -------          ------        -------
Other comprehensive income (loss)                           $(1,287)         $  451        $  (836)
                                                            =======          ======        =======

Year ended October 2, 1999
Unrealized holding gains (losses) arising during period     $ 1,989          $ (696)       $ 1,293
Reclassification adjustment to net income                    (5,589)          1,956         (3,633)
                                                            -------          ------        -------
Net unrealized gains (losses)                                (3,600)          1,260         (2,340)
Foreign currency translation adjustments                        897            (314)           583
                                                            -------          ------        -------
Other comprehensive income (loss)                           $(2,703)         $  946        $(1,757)
                                                            =======          ======        =======

The components of our accumulated other comprehensive loss are as follows:


                                             Unrealized        Foreign      Accumulated Other
                                           Gains (Losses)      Currency       Comprehensive
                                            on Securities     Translation         Loss
    -----------------------------------------------------------------------------------------
    (Dollars in thousands)
    Balance at October 2, 1999                $(1,006)         $(7,971)          $(8,977)
    Current-period change                         399           (1,235)             (836)
                                              -------          -------           -------

    Balance at September 30, 2000                (607)          (9,206)           (9,813)
    Current-period change                        (418)             338               (80)
                                              -------          -------           -------

    Balance at September 29, 2001             $(1,025)         $(8,868)          $(9,893)
                                              =======          =======           =======

Notes to Consolidated Financial Statements

17.   Employee Benefit Plans

Employee Incentive Plans
IGT provides the following employee incentive plans: profit sharing and 401(k) plan, cash sharing, management bonus, and non-qualified deferred compensation. Total annual contributions from operating profits for all plans were $63.9 million in fiscal 2001, $38.6 million in fiscal 2000 and $27.1 million in fiscal 1999.

The profit sharing and 401(k) plan was adopted for IGT employees working in the US. IGT matches 75% of an employee's contributions up to $1,000. This allows for maximum annual company matching contributions of $750 to each employee's account. Participants are 100% vested in their contributions and IGT's matching contributions. Additionally, we share a portion of our profits with eligible employees. These profit sharing contributions vest over a seven year period of employment. Cash sharing is distributed semi-annually in May and November to all eligible employees. Management bonuses are paid out annually to key employees throughout IGT.

IGT implemented a non-qualified deferred compensation plan in September 1999. This Plan provides an unfunded incentive compensation arrangement for eligible management and highly compensated employees. Participants may elect to defer up to 50% of their annual base salary, 50% of cash sharing, 50% of discretionary management bonus and 50% of commissions with a minimum deferral of $2,000. Distributions can be paid out as short-term payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 15 years.

Stock-Based Compensation Plans
IGT has three stock-based compensation plans, which are described below.

Employee Stock Purchase Plan
In 1987, IGT adopted a Qualified Employee Stock Purchase Plan. Under this Plan, each eligible employee may be granted an option to purchase a specific number of shares of IGT's common stock. The term of each option is 12 months, and the exercise date is the last day of the option period. Employees who have completed 90 days of service with IGT are eligible. In March 1999, the shareholders approved an amendment to the Plan to allow highly compensated employees to participate in the Plan. Employees who are 5% or more shareholders and employees of certain subsidiaries are excluded. An aggregate of 2.4 million shares may be made available under this plan. Employees may participate in this plan through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to 85% of the fair market value of the common stock on the date of grant or on the date of exercise, which ever is less. At September 29, 2001, there were 341,523 shares available under this plan.

In January 2000, 300,000 shares of common stock were made available to the Barcrest Savings Related Share Option Scheme (ShareSave). Eligible employees may sign up for ShareSave each year and must elect a contract that will vest over three, five, or seven years. The option price is equal to 80% of the fair market value of the common stock on the date of grant or on the date of exercise, which ever is less. Employees may contribute up to (pounds) 3,000 annually. At September 29, 2001 there were 220,958 shares available under this plan.

Notes to Consolidated Financial Statements

Restricted Stock Awards
Restricted stock awards of a fixed number of common stock shares at a specified price were issued to participants determined by our Board of Directors as follows:


    Fiscal Year               Restricted Shares
    -------------------------------------------
    1996                                600,000
    1997                                200,000
    1998                                 10,000
    1999                                 50,000
    2000                                      -
    2001                                      -


These awards are subject to vesting over two to five years and other restrictions. Restricted stock awarded to a participant may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Restricted stock awards were incorporated into our amended 1993 Stock Option Plan in February 1997. Non-cash compensation expense for restricted stock awards totaled $261,000, $1.2 million, and $1.0 million for fiscal 2001, 2000, and 1999.

Stock Option Plans
In 1981, IGT adopted a Stock Option Plan where non-qualified and incentive stock options may be granted to domestic and foreign employees. Under this Plan, 27.1 million shares were made available for grant. The Plan expired in December 1996. In 1993, IGT adopted an additional Stock Option Plan that permits non-qualified and incentive stock option awards for up to 5.0 million shares, and additional non-qualified stock option awards to non-employee directors for up to 250,000 shares. In March of 1999, shareholders approved an increase in the number of awards permitted under the 1993 plan to 8.5 million shares. Options are granted at fair market value on the date of grant and, except for non-employee director options, typically vest ratably over five years and expire 10 years after the grant. As a result of certain stock option modifications during fiscal 2001, we recognized $1.0 million in non-cash compensation expense.

Notes to Consolidated Financial Statements

At September 29, 2001, options to purchase 867,000 shares were available for grant under the plans.

                                                   Number       Weighted Average
                                                  of Shares      Exercise Price

    ----------------------------------------------------------------------------
    Outstanding at September 30, 1998            5,577,628           $16.19
    Granted                                        500,499           $17.83
    Forfeited or expired                          (280,822)          $17.57
    Exercised                                     (179,636)          $20.09
                                                 ---------

    Outstanding at October 2, 1999               5,617,669           $16.43
    Granted                                        456,208           $21.98
    Forfeited or expired                          (236,767)          $19.99
    Exercised                                     (718,485)          $15.76
                                                 ---------

    Outstanding at September 30, 2000            5,118,625           $16.85
    Granted                                      2,431,000           $46.14
    Forfeited or expired                           (65,141)          $23.12
    Exercised                                    2,751,575)          $16.08
                                                 ---------

    Outstanding at September 29, 2001            4,732,909           $32.27
                                                 =========

    Options exercisable at:
        September 29, 2001                       1,365,361           $16.00
        September 30, 2000                       3,341,790           $15.44
        October 2, 1999                          3,217,047           $15.14

Notes to Consolidated Financial Statements

The following table summarizes information for stock options outstanding and exercisable at September 29, 2001. This presentation assesses the number and timing of shares that may be issued and the cash that may be received as a result of options exercised:

                                                   Outstanding                      Exercisable
                                         -------------------------------    -------------------------
                                         Weighted Average    Weighted                     Weighted
      Range of              Number         Remaining          Average         Number       Average
  Exercise Prices        Outstanding     Contractual Life  Exercise Price  Exercisable Exercise Price
--------------------    --------------   ---------------- ---------------  ----------- --------------
$10.7500  - $17.6250       1,289,542            4.9          $14.51         1,055,342      $14.01
 17.6875  -  44.7500       1,232,367            7.5           24.68           304,019       22.14
 45.0000  -  46.4500       1,982,000            9.4           45.93                 -           -
 46.6250  -  64.3200         229,000            9.5           54.96             6,000       55.78
                           ---------                                        ---------
$10.7500  - $64.3200       4,732,909            7.7          $32.37         1,365,361      $16.00
                           =========                                        =========


Valuation  of  Stock-Based Compensation   Plans  IGT  adopted  SFAS  No.  123,
"Accounting for Stock-Based Compensation" on October 1, 1996. As permitted by SFAS No. 123, IGT continues to apply Accounting Principles Board Opinion No. 25 to its stock-based compensation. Accordingly, we do not recognize compensation expense for the stock option and employee stock purchase plans. SFAS No. 123 requires compensation expense to be measured based on the fair value of the equity instrument awarded.

If compensation expense for IGT's three stock-based compensation plans were determined in accordance with SFAS No. 123, IGT's net income and earnings per share would be reduced to the following pro forma amounts. The fair value for stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions noted at the bottom of the table below.

                                                                                   Years Ended
                                                                   -----------------------------------------
                                                                   September 29,   September 30,  October 2,
                                                                        2001           2000         1999
    --------------------------------------------------------------------------------------------------------
    (Amounts in thousands, except earnings per share and assumptions)
    Net income
         As reported                                                  $213,935       $156,792      $62,058
         Pro forma                                                     203,947        153,495       57,793
    Basic earnings per share
         As reported                                                  $   2.90       $   2.05      $  0.62
         Pro forma                                                        2.76           2.00         0.58
    Diluted earnings per share
         As reported                                                  $   2.80       $   2.00      $  0.62
         Pro forma                                                        2.67           1.96         0.58
    Weighted average fair value of options
         granted during the year                                      $  16.74       $  10.06      $  7.76
    Weighted average fair value of restricted stock
         awards granted during the year                               $      -       $     -       $ 17.82

    Weighted-average assumptions:
         Interest rates                                                  4.30%          6.50%        5.50%
         Dividend yields                                                 0.00%          0.00%        0.14%
         Volatility factors of the expected market
            price of common stock                                         .41            .43          .45
         Weighted-average expected life of stock options (years)         3.85           4.81         4.59
         Expected life of employee stock purchase (years)                1.00           1.00         1.00


Notes to Consolidated Financial Statements

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. IGT's employee stock based compensation has characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of IGT's employee stock based compensation.

18.   Related Party Transactions

Joint Ventures
We operate certain proprietary games under joint venture agreements with various gaming or gaming related companies. Activities of these joint ventures include placement of proprietary games and the pursuit of video lottery opportunities. During fiscal 2001 we had three joint ventures of this nature.

The following is a table of our transactions with joint ventures as of and for the years ended:


                                                   September 29,    September 30,  October 2,
                                                       2001             2000          1999
    -----------------------------------------------------------------------------------------
    (Dollars in thousands)
    Net earnings of unconsolidated affiliates        $142,630        $105,991        $75,556
    Asset and expense transfers                        40,359          46,516         27,253
    Capital contributions                                 420               -         22,275
    Accounts receivable (payable) balance                (139)          5,007         29,700
    Largest amount receivable
      at anytime during the year                       16,345           9,615         29,700



The following is summarized financial information from our largest joint venture, the Spin for Cash Wide Area Progressive Joint Venture (Spin for Cash) with Anchor, as of and for the years ended:

                                   September 29,  September 30,   October 2,
                                       2001           2000          1999
    ------------------------------------------------------------------------
    (Dollars in thousands)
    Revenues                         $504,321      $375,379       $293,460
    Costs and expenses                225,459       168,716        145,572
    Operating income                  278,862       206,663        147,888
    Net income                        283,425       211,932        149,958

    Current assets                   $173,499      $143,461       $103,367
    Non-current assets                127,282       109,603         96,576
                                     --------      --------       --------
    Total assets                     $300,781      $253,064       $199,943
                                     ========      ========       ========

    Current liabilities              $ 50,127      $ 30,736       $ 56,936
    Non-current liabilities           102,176        81,575         66,197
                                     --------      --------       --------
    Total liabilities                $152,303      $112,311       $123,133
                                     ========      ========       ========

Notes to Consolidated Financial Statements

Other Related Parties
We also recorded transactions from other related parties. A member of our Board of Directors was a director and officer of the parent company of additional Nevada gaming businesses during fiscal 2000 and 1999. During fiscal 2001 a member of our Board of Directors was a partner in a law firm that we retain as outside counsel. In Iowa, our progressive jackpot systems are administered by a trust that we manage from which net profits are transferred to IGT. During fiscal 2001, we participated in three joint marketing alliances for which we recorded our proportionate share of assets, liabilities, revenues, and expenses. During the first quarter of fiscal 2000 and the latter half of fiscal 1999, we held a minority equity investment in Access that we accounted for under the equity method. Additionally, Barcrest designs games under an expense sharing agreement with its main European distributor. We recorded the following transactions with these related parties as of and for the years ended:


                                                     September 29,  September 30,  October 2,
                                                         2001           2000         1999
    -----------------------------------------------------------------------------------------
    (Dollars in thousands)
    Revenues                                            $ 4,572        $10,289     $20,748
    Expenses                                                 83              -           -
    Other income (expense)                                    -            388        (512)
    Asset and expense transfers                          10,619            317           -
    Capital contributions                                     -             55       3,954
    Contracts and accounts receivable balance             3,332          1,067       3,685
    Accounts payable balance                                  4              -           -
    Largest amount receivable
      at any time during the year                         4,001          3,728       4,562
    Largest amount payable
      at any time during the year                            15              -           -


19.   Business Segments

IGT operates principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, referred to as "Product Sales" and the development, marketing and operation of WAP systems, stand-alone games and gaming equipment leasing, referred to as "Proprietary Gaming." The proprietary gaming segment includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Gaming operations and joint venture activities are viewed as a single business segment because the nature of the products in the joint ventures are the same as the products in our wholly-owned gaming operations. The same management group monitors all activities of the proprietary gaming segment. The joint venture is an integral part of our proprietary gaming segment.


Earnings of unconsolidated affiliates are recorded net of expenses using the equity method of accounting. Depreciation and amortization expenses are part of earnings of unconsolidated affiliates reported on our income statement and represent our 50% share of these joint venture expenses. Assets of our unconsolidated affiliates presented below represent our investment in unconsolidated affiliates as recorded on our balance sheet. The additions to long-lived assets for the joint venture activities are recorded on the Spin for Cash financial statements. See Note 18.

Notes to Consolidated Financial Statements

The table below presents information of our business segments as of and for the years ended:

                                                      September 29,    September 30,   October 2,
                                                          2001             2000           1999
    ---------------------------------------------------------------------------------------------
    (Dollars in thousands)
    Revenues and
       Earnings of Unconsolidated Affiliates
       Product sales                                   $  824,267      $  603,381       $576,598
       Proprietary gaming
          Gaming operations                               374,942         295,023        277,508
          Unconsolidated affiliates                       142,630         105,991         75,556
                                                       ----------      ----------       --------
       Total proprietary gaming                           517,572         401,014        353,064
                                                       ----------      ----------       --------
       Total                                            1,341,839       1,004,395        929,662
       Less unconsolidated affiliates                    (142,630)       (105,991)       (75,556)
                                                       ----------      ----------       --------
          Total revenues                               $1,199,209      $  898,404       $854,106
                                                       ==========      ==========       ========

    Operating Profit (Loss)
       Product sales                                   $  169,099      $   95,549       $ (2,495)
       Proprietary gaming
          Gaming operations                               134,877         106,521         83,024
          Unconsolidated affiliates                       116,689          84,331         61,360
                                                       ----------      ----------       --------
       Total proprietary gaming                           251,566         190,852        144,384
                                                       ----------      ----------       --------
       Total                                              420,665         286,401        141,889
       Other non-allocated expense                        (81,193)        (41,414)       (40,496)
                                                       ----------      ----------       --------
    Income Before Income Taxes and
      Extraordinary Item                               $  339,472      $  244,987       $101,393
                                                       ==========      ==========       ========

    Interest Income
       Product sales                                   $   17,568      $   14,955       $ 13,712
       Proprietary gaming
          Gaming operations                                21,993          22,648         31,840
          Unconsolidated affiliates                         5,023           4,889          3,153
       Corporate                                           10,258          13,374          9,973
                                                       ----------      ----------       --------
       Total                                               54,842          55,866         58,678
       Less unconsolidated affiliates                      (5,023)         (4,889)        (3,153)
                                                       ----------      ----------       --------
          Total interest income                        $   49,819      $   50,977       $ 55,525
                                                       ==========      ==========       ========

    Interest Expense
       Product sales                                   $   14,109      $   14,145       $ 14,491
       Proprietary gaming
          Gaming operations                                23,928          24,098         28,462
          Unconsolidated affiliates                         2,694           2,247          2,117
       Corporate                                           64,002          63,927         29,811
                                                       ----------      ----------       --------
       Total                                              104,733         104,417         74,881
       Less unconsolidated affiliates                      (2,694)         (2,247)        (2,117)
                                                       ---------       ----------       --------
          Total interest expense                       $  102,039      $  102,170       $ 72,764
                                                       ==========      ==========       ========

Notes to Consolidated Financial Statements

                                                      September 29,     September 30,       October 2,
                                                          2001              2000               1999
    ---------------------------------------------------------------------------------------------------
    (Dollars in thousands)
    Depreciation and Amortization
       Product sales                                   $    4,385        $    5,294         $    5,681
       Proprietary gaming
          Gaming operations                                38,711            28,196             31,812
          Unconsolidated affiliates                        16,959            12,640             10,351
       Corporate                                           20,252            20,897             23,955
                                                       ----------        ----------         ----------
       Total                                               80,307            67,027             71,799
       Less unconsolidated affiliates                     (16,959)          (12,640)           (10,351)
                                                       ----------        ----------         ----------
          Total depreciation and amortization          $   63,348        $   54,387         $   61,448
                                                       ==========        ==========         ==========

    Assets
       Product sales                                   $  768,403        $  690,219         $  700,684
       Proprietary gaming
          Gaming operations                               620,237           580,469            544,968
           Unconsolidated affiliates                       74,659            70,601             49,996
       Corporate                                          460,140           282,427            469,412
                                                       ----------        ----------         ----------
          Total assets                                 $1,923,439        $1,623,716         $1,765,060
                                                       ==========        ==========         ==========

    Additions to Long-Lived Assets
       Product sales                                   $    8,532        $    6,670         $    6,591
       Proprietary gaming
          Gaming operations                                84,042            34,765             48,641
          Unconsolidated affiliates                             -                 -                  -
       Corporate                                           24,535            10,009             10,367
                                                       ----------        ----------         ----------
          Total additions to long-lived assets         $  117,109        $   51,444         $   65,599
                                                       ==========        ==========         ==========

Notes to Consolidated Financial Statements

Our revenues are generated domestically in the US and Canada, and internationally in Australia, Europe, Japan, Latin America, New Zealand, South Africa, and the United Kingdom. The table below presents information as to our operations by geographical regions as of and for the years ended:



                                                    September 29,    September 30,      October 2,
                                                        2001              2000             1999
    ----------------------------------------------------------------------------------------------
    (Dollars in thousands)
    Revenues and
       Earnings of Unconsolidated Affiliates
       Domestic
          Unaffiliated customers                     $1,120,937       $  764,035       $  666,685
          Inter-area transfers                          171,655           87,082           39,395
       International
          Unaffiliated customers                        220,902          240,360          262,977
          Inter-area transfers                            6,405            8,107           10,935
       Eliminations                                    (178,060)         (95,189)         (50,330)
                                                     ----------       ----------       ----------
      Total                                           1,341,839        1,004,395          929,662
      Less unconsolidated affiliates                   (142,630)        (105,991)         (75,556)
                                                     ----------       ----------       ----------
          Total revenues                             $1,199,209       $  898,404       $  854,106
                                                     ==========       ==========       ==========

    Identifiable Assets
       Domestic                                      $1,604,144       $1,324,787       $1,420,827
       International                                    139,661          155,191          192,197
                                                     ----------       ----------       ----------
          Total identifiable assets                  $1,743,805       $1,479,978       $1,613,024
                                                     ==========       ==========       ==========

    Additions to Long-Lived Assets
       Domestic                                      $  112,843       $   45,869       $   58,137
       International                                      4,266            5,575            7,462
                                                     ----------       ----------       ----------
          Total additions to long-lived assets       $  117,109       $   51,444       $   65,599
                                                     ==========       ==========       ==========


On a consolidated basis we do not recognize inter-segment revenues or expenses upon the transfer of gaming products between subsidiaries. Operating profit is revenue, earnings of unconsolidated affiliates, and interest income related to investments to fund jackpot liabilities, less cost of sales and operating expenses, including related depreciation and amortization, provisions for bad debts, and an allocated portion of selling, general and administrative and research and development expenses. Other expense not allocated to an operating segment includes certain interest and income expense, interest income and gain
(loss) on sale of assets.

Notes to Consolidated Financial Statements

20.   Selected Quarterly Financial Data (Unaudited)


                                         First Qtr      Second Qtr     Third Qtr   Fourth Qtr
    -----------------------------------------------------------------------------------------
    (Dollars in thousands, except per share amount and stock prices)
    2001
    Total revenues                       $270,429       $ 312,745      $320,134     $295,901
    Gross profit                          121,171         136,741       137,511      139,498
    Earnings of unconsolidated
     affiliates                            31,302          34,163        38,584       38,581
    Income from operations                 88,668          99,550       103,374      103,687
    Net income                             48,191          53,556        56,718       55,470

    Diluted earnings per share           $   0.64       $    0.70      $   0.73     $   0.73

    Stock price
     High                                $  48.50       $   56.75      $  65.31     $  64.11
     Low                                 $  32.81       $   43.87      $  47.35     $  38.90

    2000
    Total revenues                       $185,651       $ 193,284      $236,030     $283,439
    Gross profit                           84,140          85,140       104,288      124,280
    Earnings of unconsolidated
     affiliates                            20,866          24,769        27,640       32,716
    Income from operations                 49,636          54,163        72,167       91,562
    Net income                             42,404          24,760        37,627       52,001

    Diluted earnings per share           $   0.49       $    0.33      $   0.51     $   0.70

    Stock price
     High                                $  20.63       $   22.44      $  28.56     $  34.50
     Low                                 $  17.56       $   17.44      $  20.25     $  26.88


Notes to Consolidated Financial Statements


                                         First Qtr     Second Qtr     Third Qtr   Fourth Qtr
    ----------------------------------------------------------------------------------------
    (Dollars in thousands, except per share amount and stock prices)
    1999
    Total revenues                       $202,855       $203,083      $239,723     $208,445
    Gross profit                           77,468         83,435        99,625       85,133
    Earnings of unconsolidated
     affiliates                            18,851         17,788        19,136       19,781
    Income (loss) from operations          48,394         50,429        63,334      (45,839)
    Net income (loss)                      34,444         33,831        34,267      (40,484)

    Diluted earnings (loss) per share    $   0.32       $   0.32      $   0.36     $  (0.45)

    Stock price
     High                                $  24.50       $  23.44      $  19.50     $  19.25
     Low                                 $  16.50       $  14.38      $  14.69     $  16.19


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


                                    Part IV


Item 14. Exhibits, Financial Statement Schedule and Reports on
         Form 8-K

(a)(1)   Consolidated Financial Statements:

                  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)   Consolidated Financial Statement Schedule:               Page
                                                                  ----

                  II       Valuation and Qualifying Accounts       83

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

4.1 Indenture, dated as of May 19, 1999 by and between International Game Technology and The Bank of New York (incorporated by reference to
         Exhibit 4.2 to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

4.2 Registration Rights Agreement, dated as of May 11, 1999, by and among International Game Technology, Salomon Smith Barney Inc., BNY Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

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

10.5E Amended and Restated Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated August 10, 2001.

10.6 Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998).

10.7 Joint Venture Agreement, dated December 3, 1996 by and between International Game Technology and Anchor Gaming, Inc., a d.b.a. of Anchor Coin (incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended September 30,
         1998).

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

10.10 Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999. (incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended October 2, 1999).

10.11 Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000).

10.12    IGT Deferred Compensation Plan (incorporated by reference to Exhibit
         10.12 to Registrant's Report on Form 10K/A for the year ended September 30, 2000).

10.13 Employment Agreement with G. Thomas Baker, Chief Executive Officer, President, and Chief Operating Officer dated December 6, 2000 (incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10K/A for the year ended September 30, 2000).

10.14 International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I) (incorporated by reference to Exhibit 10.15 to Registrant's Report on Form 10Q/A for the quarter ended March 31, 2001.)

10.15 Employment agreement with Maureen Mullarkey, Senior Vice President and Chief Financial Officer dated January 12, 2001 (incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-Q/A for the quarter ended March 31, 2001).

10.16 Agreement and Plan of Merger, dated as of July 8, 2001, by and among International Game Technology, NAC Corporation, and Anchor Gaming (incorporated by reference to Exhibit 2 to Form 8-K/A, File number 001-10684, filing date July 12, 2001).

21       Subsidiaries

23       Independent Auditors' Consent

24       Power of Attorney (see page 82 hereof)

(b)      Reports on Form 8-K

         We filed current reports on Form 8-K related to the Anchor acquisition on the following dates: July 11, 2001; July 12, 2001; August 3, 2001; August 29, 2001; and November 9, 2001.

99.1 Financial statements of Spin for Cash Wide Area Progressive Joint Venture for the years ended September 30, 2001, 2000 and 1999.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 2001.

                International Game Technology

                  By:/s/ Maureen T. Mullarkey
                     -----------------------------------------
                     Maureen T. Mullarkey
                     Chief Financial Officer, and Sr. Vice
                     President, Finance  (Principal Financial
                     Accounting Officer), and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes G. Thomas Baker, Maureen Mullarkey and Sara Beth Brown, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.



Signature                                   Title                                               Date

/s/                                         Chairman of the Board of Directors            December 12, 2001
------------------------------------
Charles N. Mathewson


/s/ G. Thomas Baker                         President, Chief Executive Officer,           December 12, 2001
-----------------------------------         Chief Operating Officer,
G. Thomas Baker                             and Director (Principal
                                            Executive Officer)



/s/ Maureen T. Mullarkey                    Chief Financial Officer, and Sr. Vice         December 12, 2001
-----------------------------------         President, Finance (Principal Financial
Maureen T. Mullarkey                        Accounting Officer), and Treasurer



/s/                                         Director                                      December 12, 2001
------------------------------------
Robert A. Bittman


/s/                                         Director                                      December 12, 2001
-----------------------------------
Wilbur K. Keating


/s/                                         Director                                      December 12, 2001
-----------------------------------
Robert Miller


/s/                                         Director                                      December 12, 2001
-----------------------------------
Frederick B. Rentschler


SCHEDULE II - Consolidated Valuation and Qualifying Accounts


                              Balance at                Increase (Decrease)     Balance
                               Beginning                        in              at End
                               of Period    Provisions   Unrealized Gains      of Period
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Valuation Allowance on
   Investment Securities:

    Year ended 10/02/99         $  2,053      $     -        $ (3,600)          $(1,547)
                                ========      =======        ========           =======

    Year ended 09/30/00         $(1,547)      $     -        $    613           $  (934)
                                =======       =======        ========           =======

    Year ended 09/29/01         $  (934)      $     -        $   (644)          $(1,578)
                                =======       =======        ========           =======



                               Balance at                     Recoveries       Accounts       Balance
                               Beginning                         and           Written        at End
                               of Period     Provisions   Reclassifications      Off         of Period
------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Allowance for
   Doubtful Accounts:

    Year ended 10/02/99        $   5,512      $  3,959        $       6        $  (573)      $   8,904
                               =========      ========        =========        =======       =========
    Year ended 09/30/00        $   8,904      $  1,902        $  10,418        $(7,393)      $  13,831
                               =========      ========        =========        =======       =========
    Year ended 09/29/01        $  13,831      $  5,201        $    (401)       $(2,687)      $  15,944
                               =========      ========        =========        =======       =========

Allowance for
   Doubtful Notes and
   Contracts Receivable:

    Year ended 10/02/99        $  16,728      $  4,194        $     291        $(1,559)      $  19,654
                               =========      ========        =========        =======       =========
    Year ended 09/30/00        $  19,654      $  8,251        $  (5,605)       $(4,267)      $  18,033
                               =========      ========        =========        =======       =========
    Year ended 09/29/01        $  18,033      $ 13,872        $      41        $(5,005)      $  26,941
                               =========      ========        =========        =======       =========




                               Balance at                      Disposed        Balance
                               Beginning                        of or          at End
                               of Period      Provisions      Written Off     of Period
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Obsolete Inventory Reserve:

    Year ended 10/02/99         $  18,574      $  19,185       $(13,858)       $ 23,901
                                =========      =========       ========        ========
    Year ended 09/30/00         $  23,901      $  16,001       $(15,598)       $ 24,304
                                =========      =========       ========        ========
    Year ended 09/29/01         $  24,304      $  21,088       $(16,505)       $ 28,887
                                =========      =========       ========        ========