Form 10-Q
period 2001-12-29
INTERNATIONAL GAME TECHNOLOGY
filed 2002-02-12
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 29, 2001

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
Yes  XX   No
     --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at January 26, 2002
                  -----                   -------------------------------
              Common Stock
    par value $.000625 per share                    89,500,756

                                Table of Contents

                         Part I - Financial Information
                                                                            Page
 Item 1.    Financial Statements:
              Condensed Consolidated Statements of Income -
                Three Months Ended December 29, 2001 and December 30, 2000.....4

              Condensed Consolidated Balance Sheets -
                December 29, 2001 and September 29, 2001.......................5

              Condensed Consolidated Statements of Cash Flows -
                Three months ended December 29, 2001 and December 30, 2000.....7

              Notes to Condensed Consolidated Financial Statements............10

 Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................19

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk........27


                         Part II - Other Information

 Item 1.    Legal Proceedings.................................................29
 Item 2.    Changes in Securities.............................................29
 Item 3.    Defaults Upon Senior Securities...................................29
 Item 4.    Submission of Matters to a Vote of Security Holders...............29
 Item 5.    Other Information.................................................29
 Item 6.    Exhibits and Reports on Form 8-K..................................29

 Signature................................................................... 31

                         Part I - Financial Information

Item 1.  Financial Statements

General
The following unaudited condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as IGT, Company, we, our, and us) and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year ended September 29, 2001. Operating results for current periods do not necessarily indicate the results that may be expected for the fiscal year ending September 28, 2002.

You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2001. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the unaudited condensed consolidated financial statements presented for the comparable prior year period have been reclassified to be consistent with the presentation used in the current fiscal period.

Condensed Consolidated Statements of Income

                                                                Three Months Ended
                                                          -------------------------------
                                                           December 29,      December 30,
                                                               2001             2000
-----------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
   Product sales                                            $199,605           $192,350
   Gaming operations                                         101,888             78,079
                                                            --------           --------
   Total revenues                                            301,493            270,429
                                                            --------           --------

Costs and Expenses
   Cost of product sales                                     117,103            115,203
   Cost of gaming operations                                  47,988             34,055
   Selling,general and administrative                         45,307             39,598
   Depreciation and amortization                               5,240              4,869
   Research and development                                   15,413             14,086
   Provision for bad debts                                     6,517              5,752
   Impairment (recoveries) of assets and
     restructuring charges                                         -               (500)
                                                            --------           --------
   Total costs and expenses                                  237,568            213,063
                                                            --------           --------

Earnings of Unconsolidated Affiliates                         33,865             31,302
                                                            --------           --------

Income from Operations                                        97,790             88,668
                                                            --------           --------

Other Income (Expense)
   Interest income                                            10,918             12,345
   Interest expense                                          (25,352)           (25,105)
   Gain on the sale of assets                                     32                109
   Other                                                      (1,182)               477
                                                            --------           --------
   Other expense, net                                        (15,584)           (12,174)
                                                            --------           --------
Income Before Income Taxes                                    82,206             76,494
Provision for Income Taxes                                    30,416             28,303
                                                            --------           --------
Net Income                                                  $ 51,790           $ 48,191
                                                            ========           ========

Basic Earnings Per Share                                    $   0.71           $   0.66
                                                            ========           ========

Diluted Earnings Per Share                                  $   0.70           $   0.64
                                                            ========           ========

Weighted Average Common Shares Outstanding                    72,864             72,761

Weighted Average Common and Potential Shares
  Outstanding                                                 74,440             75,596



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Balance Sheets


                                                                     December 29,   September 29,
                                                                         2001           2001
 ------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
     Current assets
        Cash and cash equivalents                                     $  407,068     $  364,234
        Investment securities, at market value                            18,904         13,085
        Accounts receivable, net of allowances for doubtful
           accounts of $15,582 and $15,944                               244,105        249,410
        Current maturities of long-term notes and contracts
           receivable, net of allowances                                  44,008         62,977
        Inventories, net of allowances for obsolescence
           of $28,990 and $28,887:
           Raw materials                                                  65,430         71,835
           Work-in-process                                                 5,745          3,093
           Finished goods                                                 64,565         80,962
                                                                      ----------     ----------
           Total inventories                                             135,740        155,890
                                                                      ----------     ----------
        Investments to fund liabilities to jackpot winners                29,376         29,286
        Deferred income taxes                                             19,707         30,053
        Prepaid expenses and other                                        60,028         62,739
                                                                      ----------     ----------
           Total current assets                                          958,936        967,674
                                                                      ----------     ----------

     Long-term notes and contracts receivable,
        net of allowances and current maturities                          91,067         90,606
                                                                      ----------     ----------
     Property, plant and equipment, at cost
        Land                                                              19,592         19,597
        Buildings                                                         78,751         78,677
        Gaming operations equipment                                      130,147        122,613
        Manufacturing machinery and equipment                            141,436        139,084
        Leasehold improvements                                             5,218          5,164
                                                                      ----------     ----------
          Total                                                          375,144        365,135
        Less accumulated depreciation and amortization                  (167,910)      (159,788)
                                                                      ----------     ----------
          Property, plant and equipment, net                             207,234        205,347
                                                                      ----------     ----------
     Investments to fund liabilities to jackpot winners                  233,223        233,669
     Deferred income taxes                                               125,610        133,728
     Intangible assets, net                                               39,693         40,076
     Goodwill                                                            139,077        139,558
     Investments in unconsolidated affiliates                             65,173         74,659
     Other assets                                                         40,023         38,122
                                                                      ----------     ----------
           Total assets                                               $1,900,036     $1,923,439
                                                                      ==========     ==========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                         December 29,   September 29,
                                                                             2001            2001
-----------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities and Stockholders' Equity
     Current liabilities
        Current maturities of long-term notes payable                    $     4,180     $     5,023
        Accounts payable                                                      81,872         125,164
        Jackpot liabilities                                                   93,923          85,109
        Accrued employee benefit plan liabilities                             15,987          41,452
        Accrued interest                                                      10,559          30,884
        Other accrued liabilities                                             80,480          83,267
                                                                         -----------     -----------
           Total Current Liabilities                                         287,001         370,899
     Long-term notes payable, net of current maturities                      985,047         984,742
     Long-term jackpot liabilities                                           261,162         258,457
     Other liabilities                                                        11,265          13,228
                                                                         -----------     -----------
           Total liabilities                                               1,544,475       1,627,326
                                                                         -----------     -----------

     Commitments and contingencies                                                 -               -

     Stockholders' equity
        Common stock: $.000625 par value; 320,000,000
           shares authorized; 156,851,276 and 156,633,430
           shares issued                                                          98              98
        Additional paid-in capital                                           372,953         365,233
        Retained earnings                                                  1,308,909       1,257,119
        Treasury stock, at cost: 83,820,984 and 83,700,984 shares         (1,321,432)     (1,316,444)
        Accumulated other comprehensive loss                                  (4,967)         (9,893)
                                                                         -----------     -----------
           Total stockholders' equity                                        355,561         296,113
                                                                         -----------     -----------
           Total liabilities and stockholders' equity                    $ 1,900,036     $ 1,923,439
                                                                         ===========     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                                -----------------------------
                                                                                December 29,     December 30,
                                                                                   2001             2000
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
     Net income                                                                  $ 51,790         $ 48,191
                                                                                 --------         --------
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                              18,577           13,573
        Amortization of discounts and deferred offering costs                         737              646
        Provision for bad debts                                                     6,517            5,752
        Provision for inventory obsolescence                                        3,627            6,966
        Gain on the sale of assets                                                    (32)            (109)
        Common stock awards                                                            31              132
        (Increase) decrease in operating assets:
          Receivables                                                               4,636          (24,041)
          Inventories                                                                 735          (40,817)
          Prepaid expenses and other                                                4,297          (12,539)
          Other assets                                                             (2,750)          (2,048)
          Net accrued and deferred income taxes, net of
              tax benefit of employee stock plans                                  18,249           10,835
        Decrease in accounts payable and accrued liabilities                      (41,242)         (39,341)
        Recoveries of asset impairment and restructuring charges                        -             (500)
        Earnings of unconsolidated affiliates less than distributions               9,485            3,548
                                                                                 --------         --------
                Total adjustments                                                  22,867          (77,943)
                                                                                 --------         --------
           Net cash provided by (used in) operating activities                     74,657          (29,752)
                                                                                 --------         --------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                     Three Months Ended
                                                                -----------------------------
                                                                 December 29,    December 30,
                                                                    2001            2000
---------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Investing Activities
      Investment in property, plant and equipment                   (3,873)         (4,470)
      Proceeds from sale of property, plant and equipment              164             238
      Investment securities:
         Purchases                                                  (2,715)              -
         Proceeds                                                       33             812
      Investments to fund liabilities to jackpot winners:
         Purchases                                                  (6,156)         (7,172)
         Proceeds                                                    6,512           5,594
      Cash advanced on loans receivable                                  -         (10,068)
      Payments received on loans receivable                          6,756           6,006
                                                                  --------       ---------
         Net cash provided by (used in) investing activities           721          (9,060)
                                                                  --------       ---------
Cash Flows from Financing Activities
      Principal payments on debt                                    (8,397)         (4,549)
      Jackpot liabilities:
         Payments to winners                                       (13,215)        (13,582)
         Collections from systems                                   22,641          20,799
      Proceeds from employee stock plans                             4,394          11,069
      Purchases of treasury stock                                  (40,268)              -
                                                                  --------       ---------
         Net cash provided by (used in) financing activities       (34,845)         13,737
                                                                  --------       ---------
Effect of Exchange Rate Changes on Cash and Cash
      Equivalents                                                    2,301            (530)
                                                                  --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents                42,834         (25,605)
                                                                  --------        --------
Cash and Cash Equivalents at:
      Beginning of Period                                          364,234         244,907
                                                                  --------        --------
      End of Period                                               $407,068        $219,302
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


                                                                           Three Months Ended
                                                                      ----------------------------
                                                                      December 29,    December 30,
                                                                          2001            2000
--------------------------------------------------------------------------------------------------
(Dollars in thousands)
Increase in property, plant, and equipment
   related to net transfers between inventory
   and gaming operations equipment                                      $12,608         $13,188

Tax benefit of employee stock plans                                       3,296           6,150

Payments of interest                                                     44,940          45,135

Payments of income taxes                                                 11,722          12,786

Investing and financing transactions that were initiated and accured prior to the period, but cash settled during the current period:
      Investment purchases                                                1,838               -
      Principal payments on debt                                          8,000               -
      Purchases of treasury stock                                        35,280               -


Notes to Condensed Consolidated Financial Statements

1.       Principals of Consolidation and Revenue Recognition

The unaudited condensed consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned joint ventures, are accounted for using the equity method. Joint marketing alliances for which no legal entity exists are accounted for on a pro-rata basis whereby our proportionate share of assets, liabilities, revenues, and expenses are included in our financial statements. All material inter-company accounts and transactions have been eliminated.

Product  Sales
IGT makes product sales for cash, on normal credit terms of 90 days or less, and over longer term installments. Generally, sales are recorded when the products are shipped and title passes to the customer.

Proprietary Gaming
Gaming operations revenues consist of revenues relating to the operation of proprietary games, either connected to progressive jackpot systems or in stand-alone formats, and the lease and rental of gaming and video lottery machines. Revenues from proprietary WAP games are recognized monthly based on a percentage of the revenue, or "coin in." Revenues from proprietary games in stand-alone format are recognized monthly based on the net win that the game generates for the operator. Lease and rental revenue is recognized with the passage of time.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the jackpot on WAP systems increases based on the coin-in. The casinos pay a percentage of the coin-in to IGT, an administrator or a trust to administer and fund the progressive jackpot. This percentage of coin-in (contribution) is recognized as revenue. Concurrently, IGT, the administrator or the trust recognizes a liability for jackpots not yet won and jackpot expense (as a component of the cost of gaming operations) for the cost to fund these jackpots in the future.

Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpots are currently paid in equal installments over a 20 to 26 year period or winners may elect to receive the discounted value of the jackpot in lieu of annual installments. Jackpots on some of our MegaJackpots(TM) games, referred to as MegaJackpots Instant Winner(TM) systems, are paid out at the time they are won. In Atlantic City, the progressive jackpot fund is administered by a trust managed by representatives of the participating casinos. The trust records a liability to IGT for an annual casino licensing fee as well as an annual machine rental fee for each machine. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees are paid to IGT from this fund. A linked progressive system is also operated by a trust in Iowa. IGT derives revenue based on the Iowa trust profits.

IGT operates several proprietary games under a joint venture agreement, principally with Anchor Gaming (Anchor), that are accounted for using the equity method. Because the nature of the operations of our joint ventures are the same as our gaming operations and these activities are an integral part of our business, the earnings from unconsolidated affiliates is included as a component of income from operations. In accordance with the equity method, IGT's portion of joint venture income is recorded net of expenses and is presented on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates."

Notes to Condensed Consolidated Financial Statements

2.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                                December 29,    September 29,
                                                   2001             2001
        ---------------------------------------------------------------------
        (Dollars in thousands)
        Current                                  $21,447           $15,480
        Long-term                                 12,566            11,461
                                                 -------           -------
                                                 $34,013           $26,941
                                                 =======           =======



3.       Concentrations of Credit Risk

The financial instruments that potentially subject IGT to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. IGT maintains cash and cash equivalents with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.

Product sales and the resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in distributor receivables. Accounts, contracts, and notes receivable by region as a percentage of total receivables at December 29, 2001 were as follows:

        Domestic Region
        ---------------
           Native American casinos                                35%
           Nevada                                                 25%
           Atlantic City (distributor and other)                   6%
           Riverboats (greater Mississippi River area)             6%
           Other US regions (individually less than 3%)            9%
                                                                -----
              Total domestic                                      81%
                                                                -----
        International Region
        --------------------
           Europe                                                  7%
           Latin America                                           6%
           Australia                                               5%
           Other international                                     1%
                                                                -----
              Total international                                 19%
                                                                -----

           Total                                                 100%
                                                                =====

Notes to Condensed Consolidated Financial Statements

4.       Intangible Assets and Goodwill

At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under this pronouncement, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. In addition, goodwill is required to be separately disclosed from other intangible assets on the face of the balance sheet.

The provisions of this accounting standard also require the completion of a transitional impairment test within six months of the date of adoption. We will complete our initial assessment of impairment by the end of the second quarter of fiscal 2002 as required. In conjunction with adopting SFAS No. 142, we also reassessed our previously recognized identifiable intangible assets and determined that their useful lives and the classifications were appropriate. Aggregate amortization for the three months ended December 29, 2001 totaled $834,000 and $80,000 for the three months ended December 30, 2000. The table below presents information on our intangible assets as of the periods ended:


                                                     December 29,  September 29,
                                                        2001           2001
      --------------------------------------------------------------------------
      (Dollars in thousands)
      Amortizing Intangible Assets
          Patents                                      $ 43,086      $ 42,636
          Less accumulated amortization                  (3,393)       (2,560)
                                                       --------      --------
          Net carrying amount                          $ 39,693      $ 40,076
                                                       ========      ========
      Goodwill
          Aggregate amount acquired                    $148,083      $148,609
          Less accumulated amortization recognized
             prior to adoption of SFAS 142               (9,006)       (9,051)
                                                       --------      --------
          Net carrying amount                          $139,077      $139,558
                                                       ========      ========



Changes in the carrying amount of goodwill for the quarter ended December 29, 2001, by operating segment, are as follows:

                                              Product     Proprietary
                                               Sales         Gaming      Total
     ---------------------------------------------------------------------------
     (Dollars in thousands)
     Balance as of September 29, 2001         $124,442      $15,116    $139,558
     Goodwill acquired during the period             -            -           -
     Foreign currency translation adjustment      (481)           -        (481)
                                              --------      -------    --------
     Balance as of December 29, 2001          $123,961      $15,116    $139,077
                                              ========      =======    ========

Notes to Condensed Consolidated Financial Statements

In accordance with SFAS No. 142, the current quarter results reflect no amortization of goodwill. A reconciliation of previously reported net income and earnings per share for the comparative prior period adjusted for the exclusion of goodwill amortization (net of related tax effects) is as follows:

                                                          Three Months Ended
                                                      --------------------------
                                                      December 29,  December 30,
                                                        2001           2000
        ------------------------------------------------------------------------
        (Amounts in thousands, except earnings per share)

        Reported net income                             $51,790       $48,191
        Goodwill amortization, net of tax                     -           582
                                                        -------       -------
        Adjusted net income                             $51,790       $48,773
                                                        =======       =======

        Reported basic earnings per share               $  0.71       $  0.66
        Goodwill amortization, net of tax                     -          0.01
                                                        -------       -------
        Adjusted basic earnings per share               $  0.71       $  0.67
                                                        =======       =======

        Reported diluted earnings per share             $  0.70       $  0.64
        Goodwill amortization, net of tax                     -          0.01
                                                        -------       -------
        Adjusted diluted earnings per share             $  0.70       $  0.65
                                                        =======       =======


5.       Impairment of Assets and Restructuring Charges (Recoveries)

IGT-Brazil
In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. We received subsequent payments totaling $3.0 million for receivables previously considered fully impaired through fiscal 2001. We do not expect any further recoveries of Brazil's impairment charges.


6.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS:


                                                                    Three Months Ended
                                                               ----------------------------
                                                                December 29,   December 30,
                                                                   2001           2000
        -----------------------------------------------------------------------------------
        (Amounts in thousands, except per share amounts)
        Net income                                                $51,790         $48,191
                                                                  =======         =======

        Weighted average common shares outstanding                 72,864          72,761
        Dilutive effect of stock options outstanding                1,576           2,835
                                                                  -------         -------
        Weighted average common and potential shares
            outstanding                                            74,440          75,596
                                                                  =======         =======

        Basic earnings per share                                  $  0.71         $  0.66
        Diluted earnings per share                                $  0.70         $  0.64

        Number of common shares excluded from diluted EPS
            because option exercise price was greater than
            average market price                                       47             148


Notes to Condensed Consolidated Financial Statements

7.       Income Taxes

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

8.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is as follows:



                                                        Three Months Ended
                                                   -----------------------------
                                                   December 29,     December 30,
                                                       2001           2000
        ------------------------------------------------------------------------
        (Dollars in thousand)
        Net income                                    $51,790         $48,191
        Net change in other comprehensive income        4,926           2,796
                                                      -------         -------
        Comprehensive income                          $56,716         $50,987
                                                      =======         =======


9.       Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, consequential, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. On November 15, 2001, in Las Vegas, Nevada, United States District Court Judge Ezra heard oral arguments regarding the issue of certification of the plaintiff class. A decision on whether the case can proceed as a class action is expected in early 2002.

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

Notes  to  Condensed Consolidated Financial Statements

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

Collins
In 1994, a lawsuit was filed in South Carolina against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. The jury trial in this matter began on July 23, 2001. On August 2, 2001, the jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages. IGT filed motions for post-trial relief that were denied by the trial court. Thereafter, IGT filed a Notice of Appeal on November 21, 2001 and we anticipate that the appellate court will order a new trial.

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

Aristocrat
In December 2001, IGT filed a complaint for patent infringement for six US patents, misappropriation of trade secrets and breach of contract against Aristocrat Leisure Limited (ALL), an Australian corporation, and two wholly-owned US subsidiaries, Aristocrat Technologies, Inc. (ATI) and Casino Data Systems (CDS) in the United States District Court for the District of Nevada (Aristocrat Lawsuit I). In January 2002, ALL, ATI, CDS and Aristocrat Technologies Australia Pty Ltd., a wholly-owned Australian subsidiary of ALL, filed a complaint for patent infringement of four US patents against IGT and for a declaratory judgment that the subject matter of Aristocrat Lawsuit I be decided in their favor in the United States District Court for the District of Nevada (Aristocrat Lawsuit II). In February 2002, IGT filed an amended complaint in Aristocrat Lawsuit I naming all the Aristocrat parties from Aristocrat Lawsuit II as defendants, incorporating all the subject matter previously involved in Aristocrat Lawsuit I and Aristocrat Lawsuit II, and including additional claims for trademark infringement and trademark counterfeiting against all the Aristocrat parties. IGT has also filed a motion to consolidate Aristocrat Lawsuit I and Aristocrat Lawsuit II so that all the pending issues between IGT and the Aristocrat parties may be resolved in a single lawsuit.

Notes to Condensed Consolidated Financial Statements

GTECH
In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery (Florida Lottery) and Automatic Wagering International (AWI), an on-line lottery subsidiary of Anchor (see Note 14), in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. On July 22, 1999, the First District Court of Appeal affirmed the Florida Lottery's award of the contract to AWI. In March 1999, AWI and the Florida Lottery executed an amended contract.

On January 28, 2000, the Florida Circuit Court determined that the amended contract materially differed from the Request for Proposal and declared the amended contract null and void. The Florida Lottery appealed on February 2, 2000, affecting an automatic stay of the Circuit Court's order. AWI appealed on February 10, 2000. On February 28, 2001, the Florida First District Court of Appeal affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court of Appeal for a rehearing or certification of questions to the Florida Supreme Court. On July 17, 2001, the Court of Appeal granted these motions. Both AWI and the Lottery have petitioned the Florida Supreme Court to consider the questions certified by the Court of Appeal and also to stay enforcement of the Order of the Circuit Court.

AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. Although we intend to vigorously defend and protect AWI's rights under the lottery agreement, we anticipate that AWI may need to renegotiate the Florida Lottery contract on terms that may be less favorable than under the original agreement.

10.      Business Segments

At December 29, 2001, IGT operated principally in two lines of business: the development, manufacturing, marketing and distribution of gaming products, referred to as "Product Sales" and the development, marketing and operation of wide-area progressive (WAP) systems, stand-alone games and gaming equipment leasing, referred to as "Proprietary Gaming." The proprietary gaming segment included our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Gaming operations and joint venture activities are viewed as a single business segment because the nature of both product lines is the same. The same management group monitors all activities of our proprietary gaming segment, of which the joint ventures are an integral part.

There have been no material changes during the current period in the basis of measuring segment profit, the amount of identifiable assets by segments, or the allocation of goodwill by segment since our last annual report. The following table presents information as to our operations by segment for the current and prior comparable periods. The following table presents information as to our operations by business segment for the current and comparable prior period.

Notes to Condensed Consolidated Financial Statements

                                                      Three Months Ended
                                               -------------------------------
                                                  December 29,    December 30,
                                                     2001            2000
     -------------------------------------------------------------------------
     (Dollars in thousands)
     Revenues and
        Earnings of Unconsolidated Affiliates
        Product sales                              $199,605         $192,350
        Proprietary gaming
          Gaming operations                         101,888           78,079
          Unconsolidated affiliates                  33,865           31,302
                                                   --------         --------
        Total proprietary gaming                    135,753          109,381
                                                   --------         --------
        Total                                       335,358          301,731
        Less unconsolidated affiliates              (33,865)         (31,302)
                                                   --------         --------
          Total revenues                           $301,493         $270,429
                                                   ========         ========

     Operating Profit (Loss)
        Product sales                              $ 39,340         $ 38,705
        Proprietary gaming
          Gaming operations                          34,438           29,517
          Unconsolidated affiliates                  27,734           25,733
                                                   --------         --------
        Total proprietary gaming                     62,172           55,250
                                                   --------         --------
        Total                                       101,512           93,955
        Other non-allocated expense                 (19,306)         (17,461)
                                                   --------         --------
       Income Before Income Taxes                  $ 82,206         $ 76,494
                                                   ========         ========

11.      Derivatives and Hedging Activities

IGT adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS No. 133 did not have a material impact on our financial condition or results of operations.

During the current period, IGT entered into forward exchange contracts to hedge our net exposure, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. These forward exchange contracts were not designated as hedging instruments under SFAS No. 133, and gains and losses were recognized in current earnings.

12.      Reclassifications

Certain amounts in the comparative prior year's consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year.

13.      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This statement changed the accounting for business combinations to require the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. IGT adopted SFAS No. 141 for business combinations completed after June 30, 2001.

Notes to Condensed Consolidated Financial Statements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The changes in this statement require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial condition or results of operations.

14.      Subsequent Events

On December 30, 2001, IGT completed the previously announced planned merger with Anchor pursuant to which Anchor became a wholly-owned subsidiary of IGT in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned. All rights to purchase shares of Anchor common stock previously granted under Anchor's stock option plans were converted into rights to purchase shares of IGT common stock on the same terms as existed prior to the signing of the merger agreement. The exercise prices of Anchor options assumed by IGT are equal to their original exercise prices.

The aggregate purchase price paid for Anchor was approximately $988.4 million, plus the assumption of Anchor's debt of $337.0 million, net of discount. The purchase price includes 14,901,920 outstanding shares of Anchor common stock, which were exchanged for IGT shares valued at $59.50 per share, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the merger, and $5.0 million of estimated transaction costs. The $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which represents the three trading days before and after the merger announcement on July 9, 2001. This transaction will be accounted for as a purchase under the newly issued SFAS No. 141, Business Combinations. No Anchor results were included in the first quarter of fiscal 2002.

Anchor is a diversified technology company with operations around the world. Anchor operates in three complementary business segments classified by Anchor as follows: gaming machines, gaming operations and gaming systems. The gaming machine segment focuses on the development and placement of unique proprietary games. The gaming operations segment operates a Native American casino in San Diego and two casinos in Colorado, and manages gaming machine routes in Nevada. Anchor has agreed to surrender its portion of the management agreement for the Native American casino, subject to conditions. The gaming systems segment provides equipment and related services to on-line lotteries, video lotteries, and pari-mutuel organizations. IGT and Anchor have been working together since 1996 as joint venture partners. This merger will permit the companies to work more closely together to develop new games and use their complementary resources to benefit casinos and casino customers. In addition, Anchor has attractive businesses that IGT is not currently in, most notably the lottery business. Both companies believe that their combined resources will make them a more effective competitor in these businesses.

Notes to Condensed Consolidated Financial Statements

At the close of this transaction, Thomas J. Matthews joined IGT as its Chief Operating Officer, as well as continuing as President and Chief Executive Officer of Anchor. Thomas J. Matthews and Richard Burt, directors of Anchor, became directors of IGT, filling the two newly created seats on the IGT Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 29, 2001 Compared to the Three Months
Ended December 30, 2000

Net income for the first quarter of fiscal 2002 grew to $51.8 million or $0.70 per diluted share compared to net income in the same quarter last year of $48.2 million or $0.64 per diluted share.

Operating Income
Current quarter operating income grew 10% to $97.8 million from $88.7 million in the first quarter of fiscal 2001. This improvement was attributable to increased revenues and margins in both the product sales and proprietary gaming segments, partially offset by higher operating expenses, as discussed below. Operating income as a percentage of revenues and earnings of unconsolidated affiliates remained constant at 29% for both current and prior year quarters.

Revenues, Earnings of Unconsolidated Affiliates and Gross Profit Margins
Total revenues for the first quarter of fiscal 2002 grew to $301.5 million compared to $270.4 million for the prior year quarter, reflecting a 30% growth in gaming operations and a 4% increase in product sales. Both areas also contributed to the overall gross profit of $136.4 million for the current quarter, up 13% from $121.2 million in the same prior year quarter.

Product sales grew to $199.6 million on shipments of 32,500 units worldwide for the first quarter of fiscal 2002. Comparatively, the prior year quarter sales totaled $192.4 million on shipments of 30,000 units. Domestic shipments declined to 12,600 in the current quarter from 15,000 in the year earlier quarter, primarily due to the maturation of the California Native American market. The total California market grew to nearly 45,000 machines by the end of September
2001. We shipped 3,500 units into this market in the first quarter last year versus 250 units in the current quarter. Excluding California units, current quarter domestic shipments were up quarter-over-quarter. Higher shipments into the mid-western markets of Illinois, Indiana, Missouri and Iowa, as well as increased product sales in Colorado, Canada, and video lottery markets helped to offset the decline in the California market. The fluctuation in domestic units also reflected lower Nevada shipments which we believe were due, in part, to lower visitation and related state-wide gaming revenues following the tragic events of September 11th and our customers focused efforts to stabilize cash flows by reducing expenses and capital spending. This trend may affect our second quarter sales as well. Shipments to Nevada customers represent approximately 20% of our product sales. Replacement sales of 7,200 machines accounted for 57% of current quarter domestic units. We continue to expect replacement sales to strengthen over the remainder of fiscal 2002 as our customers re-evaluate capital expenditure plans following the disruptions caused by the events of September 11th. We also expect the timing of customer decisions to convert to ticket-in/ticket-out operations to affect replacement sales. Acceptance of this new technology ontinues to grow, with the total installed base of domestic machines operating on ticket systems over 45,000 at the end of December 2001, up from 23,000 units at the end of June 2001 and 34,000 at the end of September 2001. International shipments increased 33% to 19,900 units in the first quarter of fiscal 2002 compared to 15,000 in the corresponding

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

period last year. Profitable quarters were recorded by Australia, Europe, UK and Japan. The successful introduction of new games in Japan improved shipments to 6,600 in the current quarter compared to 1,400 in the year earlier quarter.

Gross profit on product sales in the current quarter increased to $82.5 million from $77.1 million for the comparative prior year period. Product sales margins improved to 41% versus 40% in the prior year quarter as a result of volume efficiencies and our ongoing internal efforts to reduce product costs.

Proprietary gaming, which includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates, produced revenues and earnings of unconsolidated affiliates totaling $135.8 million during the current quarter compared to $109.4 million in the first quarter last year. This 24% growth was the result of a larger installed base and a greater mix of our most popular games, including The Price is Right(TM), Austin Powers(TM), and The $1,000,000 Pyramid(TM). Our installed base was up in all markets, but down in Nevada, which we believe reflected an impact from the events of September 11th. Gross margin contributions from proprietary gaming totaled $87.8 million in the first quarter of 2002, 17% higher than the $75.3 million in the prior year quarter. The resulting gross profit percentage declined to 65% in the current quarter versus 69% in the same quarter last year, primarily due to increased costs related to our themed products.

The total installed base of our proprietary games, including joint venture and strategic alliance machines, ended the current quarter at 26,200 units, a growth rate of 25% from 20,900 one year earlier. A large suite of new game theme introductions over the past year drove significant growth in the installed base of our proprietary games across all markets, most notably in Native America and Nevada. A significant portion of this growth was approximately 1,500 additional units placed in the California Native American market which has now reached maturation. Several new game themes are scheduled for introduction during the remainder of fiscal 2002, including Sinatra(TM), Diamond Cinema(TM), Harley-Davidson(R), I Love Lucy(R), American Bandstand(R), and Beverly Hillbillies(TM), as well as new games on existing themes, such as The Price is Right(TM). Growth in our installed base of proprietary games is a result of timing of product introductions, timing of regulatory approvals in the various markets, competition within the market, and normal product life cycles. In recognition that all games have a finite lifecycle, we systematically replace legacy proprietary games experiencing declining play levels with new games incorporating enhanced entertainment value and improved player appeal. During the current quarter, we removed three proprietary systems in three jurisdictions.

Operating Expenses
Operating expenses increased $8.7 million to $72.5 million in the current quarter versus $63.8 million in the comparable prior year quarter, but remained flat at 24% of total revenues in both periods. Selling, general, and administrative expenses increased $5.7 million related to higher costs for advertising and promotion, payroll, and employee health care.

Research and development expenses for the current quarter were $15.4 million compared to $14.1 million in the same quarter last year due to additional game development costs. Current quarter bad debt expense included additional provisions recorded for Argentina receivables related to the recent devaluation of the Argentine Peso. Our Argentina receivables, denominated in US dollars, totaled approximately $18.0 million at December 29, 2001 and were approximately 40% reserved.

Other Income and Expense
Other expense, net, totaled $15.6 million for the current quarter compared to $12.2 million in the year earlier quarter, related to lower interest income and increased foreign currency losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our worldwide tax rate remained at 37% for the current and prior year quarter. With the consolidation of Anchor, we expect our tax rate for fiscal 2002 to be just below 38%.

Business Segments Operating Profit (See Note 10 of Notes to Condensed Consolidated Financial Statements)
IGT's operating profit by business segment reflects an appropriate allocation of operating expenses, interest income and interest expense. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Product sales operating profit for the quarter just ended grew to $39.3 million or 20% of related revenues compared to $38.7 million or 20% in the same quarter last year. This improvement is primarily due to an increase in sales volumes, partially offset by higher selling, general, and administrative costs and bad debt expense as discussed above.

Operating profit from proprietary gaming totaled $62.2 million or 46% of revenues and earnings of unconsolidated affiliates for the current quarter, up from $55.3 million or 51% in the year earlier quarter. This improvement resulted from the growth of our installed base of proprietary machines, partially offset by increased costs related to our expanding portfolio of game themes.

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

Operating Activities
Cash provided by operations in the first three months of fiscal 2002 totaled $74.7 million, compared to cash used in the prior year period of $29.8 million. The most significant fluctuations related to timing in receivables, inventories, prepaid expenses and deferred income taxes.

Net Cash Flow from Proprietary Progressive Jackpot Systems
Our proprietary gaming segment incorporates our installed base of recurring revenue games whereby IGT participates in the machine revenue on a percentage or flat fee basis. Our proprietary gaming machines include both wide-area progressive jackpot linked systems and stand-alone format machines that are not linked. Only progressive jackpot systems have related jackpot liabilities and investments to fund future jackpot payments.

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

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our proprietary progressive jackpot systems games. Net cash flow from these activities collectively provided cash of $9.8 million in the first three months of fiscal 2002 and $5.6 million in the comparable prior year period.

Investing  Activities
Net cash flow from investing activities provided $721,000 in the current quarter compared to $9.1 million used in the prior year quarter. This fluctuation is primarily related to lower notes and contracts receivable in the current quarter. Use of cash from investing activities included purchases of property, plant and equipment totaling $3.9 million in the current three month period compared to $4.5 million in the prior year period.

Financing Activities
Net cash flow from financing activities used $34.8 million in the three months ended December 29, 2001 compared to $13.7 million provided in the prior year period. This fluctuation related primarily to treasury stock purchases in the current quarter.

Stock Repurchase Plan
Our Board of Directors  originally  authorized  IGT's stock  repurchase  plan in
October  1990.  As  of  January  26,  2002,  the  remaining  shares   repurchase
authorization, as amended, totaled 8.2 million additional shares. During the first three months of fiscal 2002, we repurchased 120,000 shares for an aggregate price of $5.0 million. Cash flows during the first quarter of fiscal 2002 also included $35.3 million for purchases of treasury stock that were initiated in the fourth quarter of fiscal 2001 and accrued at September 29, 2001. No additional shares have been repurchased since December 29, 2001.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $274.2 million at December 29, 2001. Of this amount, $4.2 million was drawn, $5.3 million was reserved for letters of credit and the remaining $264.7 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At December 29, 2001, we were in compliance with all applicable covenants.

Financial Condition
                             December 29, 2001      September 29, 2001
----------------------------------------------------------------------
(Amounts in thousands)
Total assets                     $1,900,036            $1,923,439
Total liabilities                 1,544,475             1,627,326
Total stockholders' equity          355,561               296,113

Total assets decreased $23.4 million during the first three months of fiscal 2002 primarily due to decreases in receivables and inventories related to improved efficiencies and timing. Property, plant, and equipment increased during the three months ended December 29, 2001, due to capital expenditures, net of depreciation expense, and from the non-cash transfer of machines from inventory to gaming systems equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Total liabilities at December 29, 2001 decreased $82.9 million or 5% primarily related to sales volume and payment timing. Lower interest rates also contributed to increased jackpot liabilities.

Total stockholders' equity increased $59.5 million predominantly related to net income generated during the current period. Additional paid in capital increased as the result of employee stock plans.

Subsequent Events
With the completion of our acquisition of Anchor on December 30, 2001, we have additional sources of capital from its operations. IGT also assumed approximately $337.0 million, net of discount, in long-term debt upon completion of the acquisition. Immediately subsequent to the merger, we repaid in full and terminated Anchor's senior credit facility of $89.5 million using available cash. Anchor's 9-7/8% Senior Subordinated Notes with a face amount of $250.0 million remain outstanding.

Recently  Issued  Accounting  Standards
In June 2001, the FASB issued two newstandards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Together these statements will change the accounting for business combinations and goodwill. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. IGT adopted SFAS No. 141 for business combinations completed after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill and indefinite lived assets, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. As the result of adopting SFAS No. 142 as of September 30, 2001, the beginning of our fiscal year 2002, we have discontinued amortization of goodwill on acquisitions completed prior to July 1, 2001. See Note 4 of Notes to Condensed Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The changes in this statement require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial condition or results of operations.

Euro Currency Conversions
On January 1, 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies and one common currency - the "euro." Conversion to the euro eliminated currency exchange rate risk between the member countries. The euro trades on currency exchanges and may be used in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

business transactions. Beginning in January 2002, new euro-denominated bills and coins were issued and the former currencies were withdrawn from circulation.

Our operating subsidiaries affected by the euro conversion established and implemented plans to address the issues raised by the euro currency conversion. These issues included: the need to adapt financial systems and business processes; changes required to equipment, such as coin validators and note acceptors, to accommodate euro-denominated transactions in our current products; and the impact of one common currency on pricing. We have not incurred material system and equipment conversion costs related exclusively to the euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects that one common currency will have on pricing and the resulting impact, if any, on our financial condition or results of operations.

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

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

Our merger with Anchor exposed us to additional risks that may affect our combined operations, including the following:
o any unfavorable change in IGT's or Anchor's relationship with third parties resulting from the merger may reduce our post-merger profits;
o    we may have difficulty integrating parts of the operations of Anchor;
o our success depends in part on our ability to retain key personnel after the merger;
o the accounting treatment of the merger will result in future non-cash charges to our operations;
o our pro forma accounting for the merger reflected in our public filings may change;
o the issuance of additional shares of our common stock in the merger may reduce our share price;
o Anchor and its subsidiaries remain subject to covenant restrictions in Anchor's indenture, including restricted payment covenants; and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

o Anchor's lottery business could subject it to significant liquidated damages claims, which would adversely effect Anchor's operating results.

Trademarks and Copyright Information

Italicized text indicates trademarks of IGT or its licensors. Included in this filing are the following trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries:
Diamond Cinema.

IGT also designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games that have been mentioned in this filing and their related trademark and copyright ownership information are as follows: The Price is Right is a trademark of Pearson Television Operations BV based on the FremantleMedia TV programme "The Price Is Right." Licensed by Fremantle Brand Licensing; Austin Powers is a trademark of New Line Productions, Inc., All rights reserved.; The $1,000,000 Pyramid is a trademark of CPT Holdings, Inc. All rights reserved.; The Sinatra(TM) game is an IGT product manufactured in association with Sheffield Enterprises, Inc., and Bristol Productions Limited Partnership; Harley-Davidson(R). All rights reserved.; The I Love Lucy design is a registered trademark of CBS Broadcasting, Inc., Images of Lucille Ball and Desi Arnaz are licensed by Desilu, too, LLC, Licensing by Unforgettable Licensing; American Bandstand is a registered trademark of dick clark productions, inc.; Beverly Hillbillies is a trademark of CBS Worldwide Inc.; Wheel of Fortune(R) is a registered trademark of Califon Productions, Inc.; I Dream of Jeannie(TM)is a trademark of CPT Holdings, Inc.

Item 3.   Quantitative and Qualitative Factors about Market Risk

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

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the non-functional currency monetary assets and liabilities of our operations. The primary business objective of this hedging program is to minimize the impact to our earnings resulting from exchange rate changes. At December 29, 2001, we had net foreign currency exposure of $34.2 million hedged with $31.8 in forward contracts. At September 29, 2001, we had net foreign currency exposure of $44.6 million hedged with $40.5 million in forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. There were no firm commitment hedges at the end of the current or prior year periods.

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

As currency exchange rates change, translation of the income statements of our international businesses into US dollars affects year-over-year comparability of operating results. We do not hedge translation risks because cash flows from international operations are generally reinvested locally.

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimated that a 10% change in foreign exchange rates would have impacted operating results by less than $1.0 million in both the current and prior year period. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates, which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations gross profit by $3.2 million in the first three months of fiscal 2002 and 2001. We also estimated that a 10% decline in interest rates would have impacted earnings of unconsolidated affiliates by $1.5 million in the three months ended December 29, 2001 versus $1.1 million in the comparable prior year period. IGT currently does not manage this exposure with derivative financial instruments.

IGT grants customers extended payment terms under contracts of sale secured by the equipment sold and occasionally provides loans to customers for other than gaming equipment. These contracts and notes are generally for terms of one to ten years, with interest recognized at prevailing rates. Within our portfolio, we have both fixed and variable rate notes and contracts receivable. If interest rates decreased by 10%, we

Item 3.   Quantitative and Qualitative Factors about Market Risk

estimate the interest income for our variable rate notes and contracts would have been impacted by approximately $151,000 in the three months just ended and $218,000 in the comparable prior year period. If interest rates increased by 10%, we estimated the fair value of the fixed rate notes and contracts would have decreased by approximately $746,000 at December 29, 2001 and $753,000 at September 29, 2001.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, the fair market value of these notes would have decreased approximately $69.8 million at December 29, 2001 and $33.2 million at September 29, 2001.

                           Part II - Other Information


Item 1.  Legal Proceedings

      For a description of our legal proceedings, see Note 9 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On December 18, 2001, IGT held a special meeting of stockholders to vote on the proposal to approve the issuance of International Game Technology common stock in the merger contemplated by the Agreement and Plan of Merger dated as of July 8, 2001 among IGT, NAC Corporation, a wholly-owned subsidiary of International Game Technology and Anchor Gaming. Voting at the meeting was as follows: 52,355,823 shares voted for; 195,897 shares withheld; 430,752 shares abstained and 12,715,160 broker non-votes.

(b) Additionally, at the December 18, 2001 meeting, IGT's stockholders approved an amendment to the International Game Technology 1993 Stock Option Plan to increase by 900,000 the number of shares of IGT common stock available for issuance under the stock option plan. Voting was as follows: 44,358,074 shares voted for; 21,065,233 shares withheld; 274,325 shares abstained.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               10.1 Employment Agreement with Thomas J. Matthews, Chief Operating Officer, dated July 8, 2001 (incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67928, Form S-4, filed by registrant on August 20,
                        2001).

               10.2 Employment Agreement with Joseph Murphy, Chief Operating Officer-Gaming Operations, dated July 8, 2001 (incorporated by reference to Exhibit 99.5 to Registration Statement No. 333-67928, Form S-4, filed by registrant on August 20, 2001).

               10.3 International Game Technology 1993 Stock Option Plan (Amended and Restated as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II, 2000-I, and the 2001 Increase to the Plan's share limit.)

      (b)      Reports on Form 8-K

               IGT filed Current Reports on Form 8-K on January 4, 2002 and Form 8-K/A on January 31, 2002 regarding our acquisition of Anchor Gaming.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2002

                                         INTERNATIONAL GAME TECHNOLOGY




                                         By:  /s/ Maureen Mullarkey
                                              ---------------------------------
                                              Maureen Mullarkey
                                              Senior Vice President and
                                              Chief Financial Officer