Form 10-Q
period 2002-03-30
INTERNATIONAL GAME TECHNOLOGY
filed 2002-05-14
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 30, 2002
                                                 --------------

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
Yes  X   No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at May 10, 2002
                   -----                      ---------------------------
                Common Stock
        par value $.000625 per share                  90,099,815

                          International Game Technology
                                Table of Contents


                         Part I - Financial Information
                                                                            Page
Item 1.    Financial Statements:
           Unaudited Condensed Consolidated Statements of Income -
              Three and Six Months Ended March 30, 2002 and March 31, 2001.....3

           Unaudited Condensed Consolidated Balance Sheets -
              March 30, 2002 and September 29, 2001 ...........................4

           Unaudited Condensed Consolidated Statements of Cash Flows -
              Six Months Ended March 30, 2002 and March 31, 2001...............6

           Unaudited Notes to Condensed Consolidated Financial Statements......9

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........34


                        Part II - Other Information

Item 1.    Legal Proceedings..................................................36

Item 2.    Changes in Securities..............................................36

Item 3.    Defaults Upon Senior Securities....................................36

Item 4.    Submission of Matters to a Vote of Security Holders................36

Item 5.    Other Information..................................................36

Item 6.    Exhibits and Reports on Form 8-K...................................37

Signature.....................................................................38

                         Part I - Financial Information

Item 1.  Financial Statements

Unaudited Condensed Consolidated Statements of Income

                                                                       Quarter Ended                Six Months Ended
                                                                --------------------------     --------------------------
                                                                 March 30,       March 31,      March 30,       March 31,
                                                                   2002            2001           2002            2001
-------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)

Revenues
    Product sales                                                $206,325        $221,158       $405,930        $413,508
    Gaming operations                                             254,961          91,587        356,849         169,666
    Lottery and pari-mutuel systems                                39,592               -         39,592               -
    Casino operations                                              29,557               -         29,557               -
                                                                 --------        --------       --------        --------
    Total revenues                                                530,435         312,745        831,928         583,174
                                                                 --------        --------       --------        --------
Costs and Expenses
    Cost of product sales                                         117,621         134,700        234,723         249,903
    Cost of gaming operations                                     115,763          41,304        163,752          75,360
    Cost of lottery and pari-mutuel systems                        28,028               -         28,028               -
    Cost of casino operations                                      20,093               -         20,093               -
    Selling, general and administrative                            64,336          47,247        109,644          86,845
    Depreciation and amortization                                  16,403           4,676         21,643           9,545
    Research and development                                       21,896          15,478         37,309          29,564
    Acquired in-process research and development                    1,000               -          1,000               -
    Provision for bad debts                                         4,598           4,553         11,114          10,305
    Impairment (recoveries) of assets and restructuring
       charges                                                          -            (600)             -          (1,100)
                                                                 --------        --------       --------        --------
    Total costs and expenses                                      389,738         247,358        627,306         460,422
                                                                 --------        --------       --------        --------
Earnings (Losses) of Unconsolidated Affiliates                       (748)         34,163         33,117          65,465
                                                                 --------        --------       --------        --------
Income from Operations                                            139,949          99,550        237,739         188,217
                                                                 --------        --------       --------        --------
Other Income (Expense)
    Interest income                                                13,052          12,072         23,970          24,417
    Interest expense                                              (32,001)        (25,379)        57,353)        (50,484)
    Gain (loss) on the sale of assets                                 (37)            356             (6)            465
    Other                                                          (1,122)         (1,590)        (2,302)         (1,113)
    Minority interest                                                (298)              -           (298)              -
                                                                 --------        --------       --------        --------
    Other income (expense), net                                   (20,406)        (14,541)       (35,989)        (26,715)
                                                                 --------        --------       --------       --------
Income Before Income Taxes                                        119,543          85,009        201,750         161,502
Provision for Income Taxes                                         45,643          31,453         76,060          59,755
                                                                 --------        --------       --------        --------
Net Income                                                       $ 73,900        $ 53,556       $125,690        $101,747
                                                                 ========        ========       ========        ========

Basic Earnings Per Share                                         $   0.83        $   0.73       $   1.55        $   1.39
                                                                 ========        ========       ========        ========
Diluted Earnings Per Share                                       $   0.81        $   0.70       $   1.52        $   1.34
                                                                 ========        ========       ========        ========
Weighted Average Common Shares Outstanding                         89,293          73,512         81,078          73,136
Weighted Average Common and Potential
    Shares Outstanding                                             90,989          76,414         82,690          76,009


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

                                                                      March 30,     September 29,
                                                                        2002            2001
-------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
  Current assets
     Cash and cash equivalents                                     $  665,083        $  364,234
     Investment securities at market value                             15,398            13,085
     Accounts receivable, net of allowances for doubtful
       accounts of $17,065 and $15,944                                307,599           249,410
     Current maturities of long-term notes and contracts
       receivable, net of allowances                                   68,472            62,977
     Inventories, net of allowances for obsolescence of
       $26,427 and $28,887:
       Raw materials                                                   77,290            71,835
       Work-in-process                                                  6,648             3,093
       Finished goods                                                  72,913            80,962
                                                                   ----------        ----------
       Total inventories                                              156,851           155,890
                                                                   ----------        ----------
     Investments to fund liabilities to jackpot winners                38,957            29,286
     Deferred income taxes                                             32,708            30,053
     Prepaid expenses and other                                        63,244            62,739
                                                                   ----------        ----------
       Total current assets                                         1,348,312           967,674
                                                                   ----------        ----------

  Long-term notes and contracts receivable, net of
     allowances and current maturities                                146,168            90,606
                                                                   ----------        ----------
  Property, plant and equipment, at cost
     Land                                                              45,559            19,597
     Buildings                                                         96,353            78,677
     Gaming operations equipment                                      211,924           122,613
     Manufacturing machinery and equipment                            155,937           139,084
     Leasehold improvements                                            14,209             5,164
                                                                   ----------        ----------
       Total                                                          523,982           365,135
     Less accumulated depreciation and amortization                  (178,427)         (159,788)
                                                                   ----------        ----------
       Property, plant and equipment, net                             345,555           205,347
                                                                   ----------        ----------
  Investments to fund liabilities to jackpot winners                  328,548           233,669
  Deferred income taxes                                                22,170           133,728
  Intangible assets, net                                              367,485            40,076
  Goodwill                                                            954,644           139,558
  Investments in unconsolidated affiliates                                112            74,659
  Other assets                                                         40,335            38,122
                                                                   ----------        ----------
       Total assets                                                $3,553,329        $1,923,439
                                                                   ==========        ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Unaudited Condensed Consolidated Balance Sheets

                                                                    March 30,       September 29,
                                                                       2002             2001
-------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities and Stockholders' Equity
   Current liabilities
     Current maturities of long-term notes payable                 $     4,315       $     5,023
     Accounts payable                                                   71,261           125,164
     Jackpot liabilities                                               152,613            85,109
     Accrued employee benefit plan liabilities                          29,843            41,452
     Accrued interest                                                   42,145            30,884
     Other accrued liabilities                                         124,982            83,267
                                                                   -----------       -----------
          Total current liabilities                                    425,159           370,899
   Long-term notes payable net of current maturities                 1,259,810           984,742
   Long-term jackpot liabilities                                       374,805           258,457
   Other liabilities                                                    15,642            13,228
                                                                   -----------       -----------
          Total liabilities                                          2,075,416         1,627,326
                                                                   -----------       -----------

   Minority interest in consolidated subsidiary                          9,837                 -
                                                                   -----------       -----------

   Commitments and contingencies                                             -                 -
                                                                   -----------       -----------

   Stockholders' equity
     Common stock, $.000625 par value; 320,000,000 shares
        authorized; 173,548,855 and 156,633,430 shares issued              108                98
     Additional paid-in capital                                      1,429,286           365,233
     Deferred compensation                                             (12,809)                -
     Retained earnings                                               1,382,790         1,257,119
     Treasury stock; 83,821,112 and 83,700,984 shares, at cost      (1,321,432)       (1,316,444)
     Accumulated other comprehensive loss                               (9,867)           (9,893)
                                                                   -----------       -----------
          Total stockholders' equity                                 1,468,076           296,113
                                                                   -----------       -----------
          Total liabilities and stockholders' equity               $ 3,553,329       $ 1,923,439
                                                                   ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                         Six Months Ended
                                                                   ---------------------------
                                                                   March 30,         March 31,
                                                                     2002               2001
----------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                         $125,690          $ 101,747
                                                                   --------          ---------
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                    63,051             27,674
    Amortization of discounts and deferred offering costs               478              1,304
    Provision for bad debts                                          11,114             10,305
    Provision for inventory obsolescence                              6,529             12,464
    Gain (loss) on sale of assets                                         6               (465)
    Amortization of stock based compensation                          1,225              1,140
    (Increase) decrease in operating assets:
       Receivables                                                    5,455            (46,417)
       Inventories                                                   (7,040)           (79,776)
       Prepaid expenses and other                                    20,646            (12,630)
       Other assets                                                  (1,560)           (16,261)
       Net accrued and deferred income taxes, net of tax
          benefit of employee stock plans                            27,641              3,826
    Decrease in accounts payable and accrued liabilities            (28,962)            (2,165)
    Recoveries of asset impairment and restructuring charges              -             (1,100)
    Acquired in-process research and development                      1,000                  -
    Earnings of unconsolidated affiliates less than distributions    10,233                735
    Other                                                               (19)                (4)
                                                                   --------          ---------
       Total adjustments                                            109,797           (101,370)
                                                                   --------          ---------
       Net cash provided by operating activities                    235,487                377
                                                                   --------          ---------
Cash Flows from Investing Activities
    Investment in property, plant and equipment                      (8,704)           (12,243)
    Proceeds from sale of property, plant and equipment                 479                729
    Investment securities:
       Purchases                                                    (12,715)                 -
       Proceeds                                                       6,030             12,379
    Investments to fund liabilities to jackpot winners:
       Purchases                                                    (18,754)           (15,129)
       Proceeds                                                      17,083             12,849
    Cash advanced on loans receivable                                  (643)           (23,541)
    Payments received on loans receivable                            10,010              8,668
    Proceeds from sale of other assets                               14,000                  -
    Investment in unconsolidated affiliates                            (440)               (80)
    Acquisition of businesses:
       Cash acquired                                                124,060              2,814
       Cash paid                                                          -            (33,991)
                                                                   --------          ---------
       Net cash provided by (used in) investing activities          130,406            (47,545)
                                                                   --------          ---------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                         Six Months Ended
                                                                   ---------------------------
                                                                   March 30,         March 31,
                                                                      2002             2001
----------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
    Payments, net of borrowings                                     (98,503)          (13,652)
    Jackpot liabilities:
       Payments to winners                                          (86,136)          (35,341)
       Collections from systems                                     101,296            43,499
    Proceeds from shares issued                                      57,484            19,495
    Purchases of treasury shares                                    (40,268)                -
                                                                   --------          --------

       Net cash provided by (used in) financing activities          (66,127)           14,001
                                                                   --------          --------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                  1,083             3,033
                                                                   --------          --------
Net Increase (Decrease) in Cash and Cash Equivalents                300,849           (30,134)
Cash and Cash Equivalents at:
    Beginning of Period                                             364,234           244,907
                                                                   --------          --------
End of Period                                                      $665,083          $214,773
                                                                   ========          ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Supplemental Cash Flow Information

Certain non-cash investing and financing activities described below are not reflected in the consolidated statements of cash flows. Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

                                                                                     Six Months Ended
                                                                                  -----------------------
                                                                                  March 30,     March 31,
                                                                                    2002         2001
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Increase in property, plant, and equipment
   related to net transfers between inventory
   and gaming operations equipment                                              $   26,174    $   26,630

Tax benefit of employee stock plans                                                 26,897        13,326

Payments of interest                                                                41,566        41,067

Payments of income taxes                                                            37,296        57,768

Investing and financing transactions that were initiated and accrued prior to the period, but cash settled during the current period:
      Investment purchases                                                           1,838
      Principal payments on debt                                                     8,000
      Purchases of treasury stock                                                   35,280

Acquisition of Anchor:
      Fair value of assets and liabilities acquired with the acquisition of
         Anchor Gaming (Anchor), including the consolidation of the Spin for
         Cash Joint Venture (Joint Venture):
           Cash acquired                                                           123,104
           Current assets, other than cash                                         212,794
           Property and equipment                                                  158,357
           Identifiable intangible assets                                          316,200
           Goodwill                                                                816,189
           Investment in the Joint Venture                                        (129,507)
           Other long-term assets                                                  179,390
                                                                                ----------
               Total assets                                                      1,676,527
                                                                                ----------

           Accounts payable                                                          8,416
           Notes payable                                                           365,939
           Other liabilities and minority interest                                 332,795
           Deferred stock compensation                                             (13,973)
           Shares issued                                                           983,350
                                                                                ----------
               Total liabilities and shareholder's equity                        1,676,527
                                                                                ----------


Unaudited Notes to Condensed Consolidated Financial Statements

1.       Summary of Significant Accounting Policies


Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as IGT, Company, we, our, and us) and include all normal adjustments considered necessary to present fairly the results of operations, cash flows, and financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year ended September 29, 2001. The operating results and cash flows for the current interim periods are not necessarily indicative of the results that will be achieved in future periods.

You should read these financial statements along with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2001. We believe that the disclosures in this document are adequate to make the information presented not misleading.

The accompanying unaudited condensed consolidated financial statements include the accounts of International Game Technology and all of its majority-owned subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned joint ventures, are accounted for using the equity method. Joint marketing alliances for which no legal entity exists are accounted for on a pro-rata basis whereby our proportionate share of assets, liabilities, revenues, and expenses are included in our financial statements. All material inter-company accounts and transactions have been eliminated.

Reclassifications
Certain amounts in the unaudited condensed consolidated financial statements presented for the comparable prior year periods have been reclassified to be consistent with the presentation used in the current fiscal period.

Recent Accounting Pronouncements

In June 2001,the Financial Accounting Standards Board (FASB) issued two new standards, Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 changed the accounting for business combinations to require the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. IGT adopted SFAS No. 141 for business combinations completed after June 30, 2001. See Note 2. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Amortization is still required for identifiable intangible assets with finite lives. IGT adopted SFAS No. 142 at the beginning of fiscal 2002. See Note 5.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet completed our analysis of the impact of SFAS No. 143 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gain and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board
(APB) Opinion 30. This statement is effective for our 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. We have not yet completed our analysis of the impact of SFAS No. 145 on our financial condition or results of operations.

2.       Acquisitions and Divestitures

Acquisitions
On December 30, 2001, IGT completed the previously announced planned merger with Anchor Gaming (Anchor) pursuant to which Anchor became a wholly-owned subsidiary of IGT in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned.

The aggregate purchase price paid for Anchor was approximately $988.4 million, plus the assumption of Anchor's debt of $337.0 million, net of discount. The purchase price included 14,901,920 outstanding shares of Anchor common stock, which were exchanged on a one-for-one basis for IGT shares valued at $59.50 per share, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the merger, and $5.0 million of transaction costs. For accounting purposes, the $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the merger announcement on July 9, 2001.

We have applied SFAS No. 141 in our preliminary allocation of the purchase price of the Anchor acquisition. IGT, with the assistance of valuation consultants, is in the process of evaluating the fair value and the lives of the assets acquired. Based on preliminary results, we allocated a value to identifiable intangible assets with finite lives totaling $255.6 million related to patents, contracts, trademarks, developed technology and in-process research and development. We allocated $60.6 million to trademarks with indefinite lives. Acquired in-process research and development of $1.0 million was expensed immediately. We also recorded goodwill of $816.2 million. The allocation of the purchase price and the lives of the assets acquired, and the resulting depreciation and amortization expense, are preliminary and may differ from the final purchase price allocation and the final lives assigned to the assets. Any changes in the fair value or lives assigned to amortizable or depreciable assets will impact the results of operations.

IGT and Anchor have been working together since 1996 as joint venture partners. This merger will permit the companies to work more closely to develop new games and use their complementary resources to benefit casinos and casino customers. In addition, Anchor has attractive businesses that IGT is not currently in, most notably the lottery business. Both companies believe their combined resources will make them a more effective competitor in these businesses. Prior to the merger, the joint venture activities were accounted for under the equity method and the revenues were reflected net of expenses as earnings of unconsolidated affiliates on the statement of income. Subsequent to the merger, the joint venture activities are fully consolidated.

Effective the beginning of our current quarter, our operating results include activities of Anchor and the fully consolidated Joint Venture. The following unaudited pro-forma financial information is presented as if the Anchor acquisition had been made at the beginning of fiscal 2001. In the six months ended March 31, 2001 Anchor incurred impairment, restructuring, and other charges of $120.6 million ($97.0 million net of tax) related to the business units acquired by IGT. Excluding these charges, pro-forma net income would have been $119.8 million or $1.30 per diluted share.

                                                 Six Months Ended
                                           -----------------------------
                                             March 30,         March 31,
                                              2002               2001
         ---------------------------------------------------------------
         (Dollars in thousands)
         Total revenues                     $1,045,525         $982,289
         Income before tax                     224,262           70,388
         Net income                            138,879           22,225
         Earnings per share
            Basic                           $     1.57         $   0.25
            Diluted                         $     1.54         $   0.24


Divestitures

Pala Management Contract
On December 23, 2001, Anchor entered into an agreement with the Pala Band of Mission Indians (Pala) and Jerome H. Turk to sell their interest in the management agreement for the Pala Casino in San Diego, California. The transaction was completed during the quarter ended March 30, 2002. Pala paid Anchor $77.0 million, consisting of $14.0 million in cash and $63.0 million by delivery of a subordinated secured promissory note on which interest began to accrue effective January 1, 2002. The note requires monthly principal payments of $875,000 plus accrued interest through January 2005, at which time a balloon payment of $31.5 million is due and payable. The promissory note bears interest at 6% for the first year, 7% for the subsequent year, and 8% for the final year. There was no gain or loss recorded on the transaction.

3.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:



                                        March 30,      September 29,
                                          2002             2001
         -----------------------------------------------------------
         (Dollars in thousands)
         Current                         $16,116          $15,480
         Long-term                        16,887           11,461
                                         -------          -------
                                         $33,003          $26,941
                                         =======          =======



4.       Concentrations of Credit Risk

The financial instruments that potentially subject IGT to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. IGT maintains cash and cash equivalents with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.

IGT's receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in distributor receivables.

Accounts, contracts, and notes receivable by region as a percentage of total receivables at March 30, 2002 were as follows:



         Domestic Region
            Native American casinos                                29%
            Nevada                                                 27%
            Riverboats (greater Mississippi River area)            15%
            Atlantic City (distributor and other)                   9%
            Other US regions (individually less than 3%)            8%
                                                                  ----
               Total domestic                                      88%
                                                                  ----

         International Region
            Europe                                                  5%
            Australia                                               3%
            Other international (individually less than 3%)         4%
                                                                  ----
               Total international                                 12%
                                                                  ----

            Total                                                 100%
                                                                  ====



5.       Intangible Assets and Goodwill

At the beginning of fiscal 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under this pronouncement, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives. In addition, goodwill is required to be separately disclosed from other intangible assets on the face of the balance sheet.

The provisions of this accounting standard also require the completion of a transitional impairment test within six months of the date of adoption. In conjunction with adopting SFAS No. 142, we have reassessed our previously recognized identifiable intangible assets and determined that their useful lives and the classifications were appropriate. With the assistance of valuation consultants, we completed our initial assessment of goodwill related to the Sodak and Barcrest acquisitions and concluded there was no goodwill impairment.

We have applied SFAS No. 141 and SFAS No. 142 in our preliminary allocation of the purchase price of the Anchor acquisition to identifiable intangible assets and goodwill. Based on preliminary results, we allocated a value to identifiable intangible assets with finite lives totaling $255.6 million to patents, contracts, trademarks, developed technology and in-process research and development. We allocated $60.6 million to trademarks with indefinite lives and recorded goodwill of $816.2 million. Accordingly, the allocation of the purchase price, the lives of the amortizable assets, the allocation of goodwill to the reporting units, and the resulting amortization expense in the following tables is preliminary. Any changes in the fair value or lives assigned to amortizable assets will impact the results of operations.

Acquired identifiable intangible assets with finite lives are being amortized to reflect the pattern in which the economic benefits for the intangible assets are consumed based on projected revenues. Intangible assets with an increasing revenue stream are amortized using the straight-line method. Intangible assets with a declining revenue stream are amortized on an accelerated basis. The following table presents the weighted average amortization period by intangible asset:

                                                      Weighted
                                                    Average Life
                                                    ------------
         Patents                                         14.1
         Contracts                                        9.0
         Developed technology                            12.4
         Trademarks                                      13.4

The tables below present information regarding our intangible assets as of and for the periods ended:

                                                       March 30, 2002                     September 29, 2001
                                               -----------------------------      ---------------------------------
                                               Carrying  Accumulated              Carrying  Accumulated
                                               Amount    Amortization    Net       Amount   Amortization     Net
-------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Amortized Intangible Assets
     Patents                                   $231,516     $ 9,254   $222,262    $ 42,636     $2,560       $40,076
     Contracts                                   73,052       3,450     69,602           -          -             -
     Developed technology                         9,300         313      8,987           -          -             -
     Trademarks                                   6,300         266      6,034           -          -             -
                                               --------     -------   --------    --------     ------       -------
        Total                                  $320,168     $13,283   $306,885    $ 42,636     $2,560       $40,076
                                               --------     -------   --------    --------     ------       -------

Unamortized Intangible Assets
     Trademarks                                  60,600           -     60,600           -          -             -
                                               --------     -------   --------    --------     ------       -------

Net carrying amount of all intangibles         $380,768     $13,283   $367,485    $ 42,636     $2,560       $40,076
                                               ========     =======   ========    ========     ======       =======

Goodwill
     Aggregate amount acquired                 $954,644                           $148,609
     Less accumulated amortization
       recognized prior to adoption
       of SFAS No.142                                 -                             (9,051)
                                               --------                           --------
     Net carrying amount                       $954,644                           $139,558
                                               ========                           ========


Aggregate amortization expense totaled $9.9 million and $78,000 for the current and prior year quarters and $10.7 million and $158,000 for the current and prior six month periods. Estimated amortization expense for fiscal 2002 and for each of the four succeeding fiscal years is as follows:

         Fiscal Year                                  Amount
         ----------------------                      --------
         (Amounts in thousands)

         2002                                        $27,373
         2003                                         31,474
         2004                                         30,941
         2005                                         29,976
         2006                                         28,328

Changes in the carrying amount of goodwill for the six months ended March 30, 2002, by operating segment, are presented below. The allocation of goodwill by segment is preliminary and may differ from the final purchase price allocation.


                                                   Product    Proprietary                 Casino
                                                    Sales        Gaming      Lottery     Operations    Total
  -------------------------------------------------------------------------------------------------------------
  (Dollars in thousands)
  Balance as of September 29, 2001                 $124,442     $  15,116     $     -      $    -     $139,558
  Goodwill acquired during the period                     -       813,487           -       2,702      816,189
  Foreign currency translation adjustment            (1,103)            -           -           -       (1,103)
                                                   --------     ---------     -------      ------     --------
     Balance as of March 30, 2002                  $123,339     $ 828,603     $     -      $2,702     $954,644
                                                   ========     =========     =======      ======     ========


In accordance with SFAS No. 142, the current year results reflect no amortization of goodwill. A reconciliation of previously reported net income and earnings per share for the comparative prior periods adjusted for the exclusion of goodwill amortization (net of related tax effects) is as follows:



                                                              Quarter Ended          Six Months Ended
                                                          --------------------    ----------------------
                                                          March 30,  March 31,    March 30,    March 31,
                                                            2002       2001         2002         2001
  ------------------------------------------------------------------------------------------------------
  (Amounts in thousands, except per share amounts)

  Reported net income                                     $73,900     $53,556     $125,690     $101,747
  Goodwill amortization, net of tax                             -         585            -        1,167
                                                          -------     -------     --------     --------
  Adjusted net income                                     $73,900     $54,141     $125,690     $102,914
                                                          =======     =======     ========     ========

  Reported basic earnings per share                       $  0.83     $  0.73     $   1.55     $   1.39
  Goodwill amortization, net of tax                             -        0.01            -         0.02
                                                          -------     -------     --------     --------
  Adjusted basic earnings per share                       $  0.83     $  0.74     $   1.55     $   1.41
                                                          =======     =======     ========     ========


  Reported diluted earnings per share                     $  0.81     $  0.70     $   1.52     $   1.34
  Goodwill amortization, net of tax                             -        0.01            -         0.02
                                                          -------     -------     --------     --------
  Adjusted diluted earnings per share                     $  0.81     $  0.71     $   1.52     $   1.36
                                                          =======     =======     ========     ========

6.       Impairment of Assets and Restructuring

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

7.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) to diluted EPS:

                                                                Quarter Ended           Six Months Ended
                                                            --------------------      ----------------------
                                                            March 30,   March 31,     March 30,    March 31,
                                                              2002        2001          2002         2001
       -----------------------------------------------------------------------------------------------------
       (Amounts in thousands, except per share amounts)
       Net income                                            $73,900     $53,556      $125,690     $101,747
                                                             =======     =======      ========     ========

       Weighted average common shares outstanding             89,293      73,512        81,078       73,136
       Dilutive effect of stock options outstanding            1,696       2,902         1,612        2,873
                                                             -------     -------      --------     --------
       Weighted average common and potential
          shares outstanding                                  90,989      76,414        82,690       76,009
                                                             =======     =======      ========     ========

       Basic earnings per share                              $  0.83     $  0.73      $   1.55     $   1.39
       Diluted earnings per share                            $  0.81     $  0.70      $   1.52     $   1.34

       Number of common shares excluded from
          diluted EPS because option exercise price
          was greater than average market price                1,866          35         1,041           92


8.       Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

9.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income was as follows:

                                                          Quarter Ended             Six Months Ended
                                                      ---------------------      -----------------------
                                                      March 30,   March 31,      March 30,     March 31,
                                                        2002        2001           2002          2001
       -------------------------------------------------------------------------------------------------
       (Dollars in thousands)
       Net income                                      $73,900     $53,556        $125,690      $101,747
       Net change in other comprehensive income         (4,900)     (1,440)             26         1,356
                                                       -------     -------        --------      --------
       Comprehensive income                            $69,000     $52,116        $125,716      $103,103
                                                       =======     =======        ========      ========


10.      Contingencies

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. On November 15, 2001, the Court heard oral arguments regarding the issue of certification of the plaintiff class. No decision has been rendered. On March 27, 2002, the Court directed that certain merits discovery could proceed.

Acres
In February 1999, the Joint Venture, to which IGT and Anchor are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

Collins
In 1994, a lawsuit was filed in South Carolina against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. The jury trial in this matter began on July 23, 2001. On August 2, 2001, the jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages. IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal anticipating the appellate court will order a new trial. The opening brief from IGT was timely filed on April 19, 2002.

Kraft
On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation on July 27, 2001. On September 26, 2001, IGT filed a motion to intervene as a party defendant, which was granted on October 26, 2001. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune(R) and I Dream of Jeannie(TM) slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. On December 10, 2001, IGT and Anchor filed their Motion for Summary Disposition. On April 26, 2002, the Court granted Summary Disposition and dismissed Plaintiff's complaint.

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

GTECH
In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery (Florida Lottery) and Automated Wagering International (AWI), an on-line lottery subsidiary of Anchor, in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeals of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. On July 22, 1999, the First District Court of Appeals affirmed the Florida Lottery's award of the contract to AWI. In March 1999, AWI and the Florida Lottery executed an amended contract.

On January 28, 2000, the Florida Circuit Court determined that the amended contract materially differed from the Request for Proposal and declared the amended contract null and void. The Florida Lottery appealed on February 2, 2000, affecting an automatic stay of the Circuit Court's order. AWI appealed on February 10, 2000. On February 28, 2001, the Florida First District Court of Appeals affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court of Appeals for a rehearing or certification of questions to the Florida Supreme Court. On July 17, 2001, the Court of Appeals granted these motions. Both AWI and the Florida Lottery have petitioned the Florida Supreme Court to consider the questions certified by the Court of Appeals and also to stay enforcement of the Order of the Circuit Court.

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

During October 2001, Anchor entered into an interest rate swap agreement designated as a fair value hedge of a portion of the $250.0 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we make payments based on a specific spread over six-month LIBOR and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70.0 million. The interest rate swap agreement qualifies for the

"shortcut" method allowed under SFAS No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. The accounting for changes in the fair value of the swap instrument is recorded as an asset or liability on the balance sheet and there is no income statement impact. Accordingly, we have recorded the $2.8 million fair value of the swap instrument in other long-term liabilities, with an offsetting adjustment to the carrying value of the related debt.

During the current quarter we entered into a $ 61.1 million forward exchange contract to hedge a firm commitment in the amount of $61.2 million denominated in foreign currency for a Canadian lottery contract. The hedge has been designated as a fair value hedge.

12.      Business Segments

As a result of the Anchor merger, we have restructured and renamed our business segments. We now operate in four business segments: Product Sales, Proprietary Gaming, Lottery and Casino operations.

Product Sales
The development, manufacturing, marketing and distribution of gaming products is referred to as "Product Sales". Effective the beginning of our current quarter, Anchor's video lottery terminal sales are included in product sales.

Proprietary Gaming
Our Proprietary Gaming segment reflects the development, manufacturing, marketing, and operation of wide-area progressive systems, stand-alone games and gaming equipment leasing. This segment includes both wholly-owned gaming operations and unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Our joint ventures are an integral part of our Proprietary Gaming segment. The nature of the products are the same and the same management group monitors all activities. Subsequent to the Anchor merger, the activities of our largest joint venture with Anchor, the Joint Venture, have been fully consolidated. Anchor's leased video lottery terminals are included in proprietary gaming.

Lottery
Anchor's Automated Wagering International and United Tote business units form "Lottery". This segment consists of the development and distribution of on-line lottery systems and pari-mutuel wagering systems to government controlled jurisdictions.

Casino Operations
Anchor's Colorado Central Station Casino, Colorado Grande Casino and the Nevada gaming machine route operations comprise "Casino Operations".

The following tables present information on our business segments as of and for the current and prior comparable periods. The prior period amounts have been restated to conform to the current period presentation.


                                         Product     Proprietary                 Casino
                                          Sales        Gaming        Lottery   Operations    Corporate   Consolidated
  -------------------------------------------------------------------------------------------------------------------
  (Dollars in thousands)
  Quarter ended March 30, 2002
  Total Revenues                        $  206,325   $  254,961    $   39,592   $   29,557   $        -   $  530,435
  Earnings of unconsolidated affiliates          -         (748)            -            -            -         (748)
                                        ----------   ----------    ----------   ----------   ----------   ----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $  206,325   $  254,213    $   39,592   $   29,557   $        -   $  529,687
                                        ==========   ==========    ==========   ==========   ==========   ==========

  Income before income taxes            $   34,008   $  102,225    $      990   $    1,923   $  (19,603)  $  119,543
                                        ==========   ==========    ==========   ==========   ==========   ==========


                                         Product     Proprietary                 Casino
                                          Sales        Gaming        Lottery   Operations    Corporate   Consolidated
  -------------------------------------------------------------------------------------------------------------------
  (Dollars in thousands)
  Six months ended March 30, 2002
  Total Revenues                        $ 405,930    $  356,849    $   39,592   $   29,557   $        -   $  831,928
  Earnings of unconsolidated affiliates         -        33,117             -            -            -       33,117
                                        ---------    ----------    ----------   ----------   ----------   ----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $ 405,930    $  389,966    $   39,592   $   29,557   $        -   $  865,045
                                        =========    ==========    ==========   ==========   ==========   ==========

  Income before income taxes            $  73,348    $  164,398    $      990   $    1,923   $  (38,909)  $  201,750
                                        =========    ==========    ==========   ==========   ==========   ==========

  -------------------------------------------------------------------------------------------------------------------
  Quarter ended March 31, 2001
  Total Revenues                        $ 221,158    $   91,588    $        -   $        -   $        -   $  312,746
  Earnings of unconsolidated affiliates         -        34,163             -            -            -       34,163
                                        ---------    ----------    ----------   ----------   ----------   ----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $ 221,158    $  125,751    $        -   $        -   $        -   $  346,909
                                        =========    ==========    ==========   ==========   ==========   ==========

  Income before income taxes            $  38,427    $   63,533    $        -   $        -   $  (16,951)  $   85,009
                                        =========    ==========    ==========   ==========   ==========   ==========

  -------------------------------------------------------------------------------------------------------------------
  Six months ended March 31, 2001
  Total Revenues                        $ 413,508    $  169,666    $        -   $        -   $        -   $  583,174
  Earnings of unconsolidated affiliates         -        65,465             -            -            -       65,465
                                        ---------    ----------    ----------   ----------   ----------   ----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $ 413,508    $  235,131    $        -   $        -   $        -   $  648,639
                                        =========    ==========    ==========   ==========   ==========   ==========

  Income before income taxes            $  72,089    $  122,351    $        -   $        -   $  (32,938)  $  161,502
                                        =========    ==========    ==========   ==========   ==========   ==========

  -------------------------------------------------------------------------------------------------------------------
  March 30, 2002
  Identifiable operating assets         $ 627,087    $1,056,567    $  116,832   $  229,873   $  568,213   $2,598,573
  Goodwill                                123,339       828,603             -        2,702            -      954,644
  Investments in unconsolidated
    affiliates (1)                              -           112             -            -            -          112
                                        ---------    ----------    ----------   ----------   ----------   ----------
     Total consolidated assets          $ 750,426    $1,885,282    $  116,832   $  232,575   $  568,213   $3,553,329
                                        =========    ==========    ==========   ==========   ==========   ==========

  September 29, 2001
  Identifiable operating assets         $ 647,764    $  605,122    $        -   $        -   $  456,336   $1,709,222
  Goodwill                                124,442        15,116             -            -            -      139,558
  Investments in unconsolidated
    affiliates (1)                              -        74,659             -            -            -       74,659
                                        ---------    ----------    ----------   ----------   ----------   ----------
     Total consolidated assets          $ 772,206    $  694,897    $        -   $        -   $  456,336   $1,923,439
                                        =========    ==========    ==========   ==========   ==========   ==========

(1) Our largest Joint Venture with Anchor, the Joint Venture, was fully consolidated beginning December 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results, include the following:

Revenue Recognition

Product Sales
IGT generally recognizes revenue from the sale of gaming machines, systems, equipment and related parts when the products are shipped and title passes to the customer. Our sales credit terms are normally 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to five years with interest recognized at prevailing rates.

Proprietary Gaming
Proprietary gaming includes our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Gaming operations consists of recurring revenues related to the operation of proprietary games, either connected to progressive jackpot systems or in stand-alone formats, and the lease and rental of gaming machines. Revenue derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements is recognized as it accrues. Revenue is normally recognized based on IGT's share of coins wagered, on our share of net winnings, or on the lease rate.

The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the jackpot on WAP systems increases based on the coin-in. Participating casinos pay a percentage of the coin-in to IGT, an administrator or a trust to administer and fund the progressive jackpot. This percentage of coin-in (contribution) is recognized as revenue. Concurrently, IGT, the administrator or the trust recognizes a liability for jackpots not yet won and jackpot expense (as a component of the cost of gaming operations) for the cost to fund these jackpots in the future.

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

IGT operates several proprietary games under joint venture agreements that are accounted for using the equity method. Until the consummation of the Anchor Gaming (Anchor) merger, our largest joint venture was with Anchor. Because the nature of the operations of our joint ventures are the same as our gaming operations and these activities are an integral part of our business, the earnings from unconsolidated affiliates is included as a component of income from operations. In accordance with the equity method, IGT's portion of joint venture income is recorded net of expenses and is presented on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates." Beginning December 30, 2001, with the Anchor merger, the results of the Spin for Cash Joint Venture (Joint Venture) have been fully consolidated.

Lottery and Pari-mutuel Systems
Revenue from the sale of gaming and systems equipment and related parts is recognized upon delivery to the customer. Revenue from sales of lottery, pari-mutuel and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

Systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts.

Casino Operations
In accordance with industry practice, we recognize casino gaming revenues as the net win from casino operations, which is the difference between amounts wagered and payments made to casino players. Slot route revenue is recognized based on our share of coins wagered or on our share of net winnings. Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates accrued to customers as part of the casino loyalty programs.

Allowance for Doubtful Accounts and Notes Receivable
Our management must estimate the uncollectibility of our accounts and notes receivables. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. We maintain an allowance for amounts deemed uncollectible.

Inventory
Inventories are stated at the lower of actual cost to purchase (first-in, first-out method) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Long-lived Assets, Goodwill and Intangible Assets
We are applying the purchase method of accounting to the Anchor acquisition. IGT, with the assistance of valuation consultants, is in the process of evaluating the fair value and the lives of the assets acquired including identifiable intangible assets. The excess of the cost of the fair value of net tangible and identifiable intangible assets will be recorded as goodwill. Based on preliminary results, we allocated a value to identifiable intangible assets totaling $316.2 million related to patents, contracts, trademarks, developed technology, and in-process research and development. The fair value allocated to in-process research and development was expensed immediately. We also recorded goodwill of $816.2 million. The allocation of the purchase price and the lives of the assets acquired, and the resulting depreciation and amortization expense, are preliminary and may differ from the final purchase price allocation and the final lives assigned to the assets. Any changes in the fair value or lives assigned to amortizable or depreciable assets will impact the results of operations.

In accordance with SFAS No. 142 as of September 30, 2001, the beginning of our fiscal year 2002, we have discontinued amortization of goodwill on acquisitions completed prior to July 1, 2001.

We periodically evaluate long-lived assets and certain identifiable intangible assets including goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators which could trigger an impairment review include legal factors, market conditions and operational performance. This review is based upon our projections of anticipated future cash flows. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Prepaid Royalties
Our agreements with licensors generally require us to make advance royalty payments and pay royalty payments as products are sold or placed on recurring revenue basis. Prepaid royalties are expensed to cost of sales when the related revenue is recognized. We continually evaluate recoverability of prepaid royalties on a product-by-product basis, and we charge to cost of sales any amount that management deems unlikely to recover in the future. Prepaid royalties are classified as current and non-current assets based on the timing of their anticipated usage.

Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current taxes payable and the temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry forwards. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Overview of Anchor Acquisition

On December 30, 2001 we completed our acquisition of Anchor pursuant to which Anchor became our wholly-owned subsidiary. The acquisition resulted in acquiring two new lines of revenue, lottery and pari-mutuel systems and casino operations. The lottery and pari-mutuel operations provide equipment and related services to on-line lotteries and pari-mutuel organizations. The casino operations reflect the activities of two casinos in Colorado and a gaming machine route in Nevada.

IGT and Anchor have been working together since 1996 as joint venture partners. Prior to the merger, the joint venture activities were accounted for under the equity method and the revenues were reflected net of expenses as earnings of unconsolidated affiliates on the statement of income. Subsequent to the merger, the joint venture activities are fully consolidated.

Results of Operations

Quarter Ended March 30, 2002 Compared to the Quarter Ended March 31, 2001

Net income for the second quarter of fiscal 2002 grew to $73.9 million or $0.81 per diluted share compared to net income in the same quarter last year of $53.6 million or $0.70 per diluted share. The current quarter results include a one-time charge of $1.0 million for acquired in-process research and development related to the Anchor merger and $1.5 million in additional bad debt expense for Argentina receivables.

Operating Income
Current quarter operating income grew 41% to $140.0 million from $99.6 million in the second quarter of fiscal 2001. This improvement was favorably impacted by the inclusion of Anchor's operating results from December 30, 2001 and the full consolidation of the Joint Venture results which contributed $44.3 million to our second quarter operating income.

Revenues and Gross Profit Margins
Total revenues for the second quarter of fiscal 2002 grew to $530.4 million compared to $312.7 million for the prior year quarter, with the current quarter results reflecting Anchor's operations and the fully consolidated results of the Joint Venture activities as a result of the Anchor acquisition. Anchor's operations and the fully consolidated results of the Joint Venture activities contributed $240.0 million to total revenues and $113.8 million in total gross profit in the current quarter. Prior to the merger, our share of the Joint Venture revenues, net of expenses, were reflected as "Earnings of Unconsolidated Affiliates".

Product sales totaled $206.3 million on shipments of 29,500 units worldwide for the second quarter of fiscal 2002. Comparatively, the prior year quarter sales totaled $221.2 million on shipments of 30,400 units. Domestic shipments totaled 16,300 in the current second quarter versus 16,500 in the year earlier quarter. Replacement units drove growth for our products across all domestic markets for the quarter. Domestic replacement sales totaled 12,000 units for the quarter compared to 8,700 units in the year earlier quarter. Strong customer approval of the ticket-in/ticket-out technology continued to stimulate this demand. We also experienced additional replacement volume in the government operated public gaming markets of Canada, Oregon and West Virginia. We shipped 3,800 units to the US and Canadian government operated public gaming markets in the current quarter compared to 800 units in the prior year quarter. Demand in these markets helped to offset the lower Native American product sales related to the maturation of the California market and lower volumes in Nevada that resulted from decreased casino capital expenditures following September 11th.

Although products revenues and units were down slightly over the second quarter of last year, the gross profit improved 3% to $88.7 million in the current quarter from $86.5 million in the same quarter last year. Product sales margins improved to 43% versus 39% in the prior year quarter as a result of operational efficiencies and lower component costs.

International shipments totaled 13,200 units in the second quarter of fiscal 2002 compared to 13,800 in the corresponding period last year. The successful introduction of new games in Japan increased units to 1,700 in the current quarter compared to 500 in the year earlier quarter. Gross profit on international product sales totaled $17.7 million or 36% of related revenue in the current second quarter compared to $19.2 million or 37% in the prior year second quarter.

Our proprietary gaming operations included our wholly-owned gaming operations and our unconsolidated joint venture activities. Historically, our 50% net earnings in the Joint Venture with Anchor were reflected as "Earnings of Unconsolidated Affiliates". As a result of the Anchor acquisition, our current second quarter included the fully consolidated results of our Joint Venture activities. Revenues from our proprietary gaming operations for the second quarter improved to $254.2 million from $125.8 million in the same quarter last year. Subsequent to the acquisition, the fully consolidated Joint Venture activities and Anchor's proprietary games contributed $152.2 million in revenues. Second quarter gross profit was $138.5 million compared to $84.4 million in the second quarter of last year. These improvements resulted from a mix of elements including the inclusion of Anchor and the Joint Venture results subsequent to acquisition, additional installations, enhanced yield per game and a greater variety of recurring revenue games including wide area progressives, instant winners, flat fee, participation, and games introduced jointly with A.C. Coin and Shuffle Master. The resulting gross profit on proprietary gaming operations totaled 54% of revenues and earnings of unconsolidated affiliates in the current second quarter.

The total installed base of our proprietary games, including Anchor, the Joint Venture and strategic alliance machines, ended the current quarter at 28,400 units, a growth rate of 15% from 24,800 one year earlier. Our installed base remained essentially unchanged from the end of our first fiscal quarter ended December 2001. Placements of American Bandstand (R), Diamond Cinema(TM), Sinatra(TM), and Bewitched(TM) in limited jurisdictions, plus ongoing growth in the number of Regis' Cash Club(TM) and The Price Is Right(R) games installed, were offset by removals of lower performing games. We operate recurring revenue games across all legal US domestic markets, and the installed patterns vary between jurisdictions. During the quarter just ended, the installed base of recurring revenue games grew by 400 units in non-Nevada markets, offsetting the decline in the Nevada market.

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

Revenue from lottery and pari-mutuel systems, acquired as part of the Anchor merger, was $39.6 million for the quarter ended March 30, 2002. Gross profit on our lottery and pari-mutuel systems was $11.6 million or 29% of the related revenues. Higher revenues in the Pennsylvania and Florida lotteries and reduced costs from restructuring efforts commenced one year ago positively impacted these results.

In April 2002 Anchor's video lottery business, VLC, announced the signing of a contract with Loto-Quebec. Under the terms of the contract VLC will deliver 8,400 video lottery terminals to a wholly-owned subsidiary of Loto-Quebec. The estimated revenue over the duration of the contract is approximately $60.0 million. VLC anticipates the delivery of the terminals to begin during fiscal 2003.

Casino operations, also acquired as part of the Anchor merger, produced revenue and gross profit for the quarter of $29.6 million and $9.5 million. Casino operations reflect the results of Anchor's Colorado Central Station, Colorado Grande Casino, and the gaming machine route in Nevada. Casino operations acquired in the Anchor merger all posted profits for the current quarter.

Operating Expenses
Operating expenses increased to $108.2 million in the current quarter versus $71.4 million in the comparable prior year quarter. The increase is due primarily to the inclusion of Anchor in the second quarter of the current fiscal year, which increased selling, general and administrative expenses, research and development costs, acquired in-process research and development, and depreciation and amortization. Current quarter bad debt expense included an additional provision for Argentina receivables due to the economic instability and currency devaluation in that country. Our Argentina receivables, denominated in US dollars, totaled approximately $17.1 million at March 30, 2002 and were approximately 60% reserved. Operating expenses as a percentage of revenues improved to 20% in the current quarter from 23% in the year earlier period.

At the beginning of the current fiscal year, we elected to adopt the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which allowed us to cease amortization of goodwill and intangible assets with indefinite lives. Adoption of this pronouncement provided us with a pre-tax benefit of approximately $925,000 for the current quarter period. Intangible assets with finite lives recorded with the Anchor acquisition resulted in increased amortization expense of $7.8 million for the current fiscal quarter. We are working with valuation consultants to determine the fair value and lives of assets acquired, and preliminary numbers may change.

Other Income and Expense
Other expense, net, totaled $20.4 million for the current quarter compared to $14.5 million in the year earlier quarter, due primarily to increased interest expense related to Anchor's debt. We also incurred increased foreign currency losses related to the devaluation of the Argentine peso.

Our worldwide tax rate increased to 38.2% during the second quarter compared to 37% for the prior year quarter. With the consolidation of Anchor, we expect our tax rate for fiscal 2002 to be slightly less than 38%.

Business Segments (See Note 12 of Notes to Condensed Consolidated Financial Statements)
IGT's pre-tax income before tax by business segment reflects an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Effective the beginning of our current quarter, our operating results include activities of Anchor and the fully consolidated Joint Venture. Our current period results also incorporate two new segments as the result of the Anchor acquisition, Lottery and Casino Operations.

Product sales income before taxes for the current quarter totaled $34.0 million or 16% of related revenues compared to $38.4 million or 17% in the same quarter last year. The decrease is due to reduced revenues, as well as additional operating expenses related to the acquisition of Anchor and additional bad debt provisions as the result of the devaluation of the Argentine peso.

Income before taxes from Proprietary Gaming improved 61% to $102.2 million in the second quarter of fiscal 2002 compared to $63.5 in the second quarter of fiscal 2001, due primarily to the additional results of Anchor and the full consolidation of the Joint Venture results.

Our lottery segment revenues for the current quarter were $39.6 million. Higher revenues from the Pennsylvania and Florida lotteries positively impacted lottery segment revenues in the current period. Pre-tax income for this segment totaled $1.0 million or 3% of the related revenues.

Casino operations revenues for the current quarter totaled $29.6 million. Income before tax for the segment was $1.9 million or 7% of the related revenues.

Six Months Ended March 30, 2002 Compared to the Six Months Ended March 31, 2001

Net income for the first half of fiscal 2002 grew to $125.7 million or $1.52 per diluted share compared to net income in the comparable prior year period of $101.7 million or $1.34 per diluted share.

Operating Income
For the six months just ended, operating income grew 26% to $237.7 million from $188.2 million in the first six months of fiscal 2001. This growth was attributable to increased proprietary gaming revenues and gross profits, as well as the inclusion of Anchor's operating results since December 31, 2001 and the consolidation of the Joint Venture results, which contributed $44.3 million to operating income in the first half year just ended. Operating income as a percentage of revenues and earnings of unconsolidated affiliates was 27% in the first half of 2002.

Revenues and Gross Profit Margins
Total revenues for the first six months of fiscal 2002 grew to $831.9 million compared to $583.2 million for the first six months of fiscal 2001. Anchor's operations and the fully consolidated results of the Joint Venture activities contributed $240.0 million to total revenues and $113.8 million in total gross profit in the current six-month period. Prior to the merger, our share of the Joint Venture, net of expenses were reflected as "Earnings of Unconsolidated Affiliates".

Product sales totaled $405.9 million on shipments of 61,900 units worldwide for the first six months of fiscal 2002. Comparatively, the prior year period sales totaled $413.5 million on shipments of 60,400 units. Domestic shipments totaled 28,800 in the first half of fiscal 2002 versus 31,500 in the first half of fiscal 2001. This decline was due largely to the maturation of the California Native American market where we shipped 12,000 units in the prior year period. Replacement units drove growth for our products across all domestic markets in the first six months just ended. Domestic replacement sales increased to 19,200 units for the first six months of fiscal 2002 compared to 18,000 in the comparable prior year period. Strong customer approval of ticket-in/ticket-out technology continued to stimulate replacement unit demand. We also experienced improved replacement volume in government operated public gaming markets, with total shipments of 4,800 games in the current six months compared to 1,100 in the comparable prior year period.

While product revenues were down slightly, the gross profit on total product sales improved 5% year-over-year. Product sales margins improved to 42% versus 40% in the prior year period as a result of ongoing production efficiencies and lower component costs.

International shipments totaled 33,100 units in the first six months of fiscal 2002 compared to 28,900 in the corresponding period last year. The successful introduction of new games in Japan improved units to 8,300 in the current six month period compared to 2,000 in the year earlier period. Gross profit on international product sales in the current period increased to $44.2 million from $42.6 million for the comparative prior year period.

Revenues from the proprietary gaming operations for the first six months improved to $390.0 million compared to $235.1 million in the same comparable prior year period. Actual gross profit was $226.2 million compared to $159.8 million in the first six months of last year. Our proprietary gaming operations includes our wholly-owned gaming operations and our unconsolidated joint venture activities. Historically the results of our 50% ownership of the joint venture with Anchor were reflected as a single line item on the income statement as "Earnings of Unconsolidated Affiliates". As a result of the Anchor acquisition, the current six months results included the fully consolidated activities of the Joint Venture effective December 30, 2001. Subsequent to the acquisition, the fully consolidated Joint Venture activities and Anchor's proprietary games contributed $152.2 million in revenues.

The total installed base of our proprietary games, including Anchor, the Joint Venture and strategic alliance machines, ended the current period at 28,400 units, a growth rate of 15% from 24,800 one year earlier. On a year-over-year basis, the intalled base of recurring revenue games was up in all markets, growing by 3,600 machines. Placements of American Bandstand(R), Diamond Cinema(TM), Sinatra(TM), and Bewitched(TM) in limited jurisdictions, plus ongoing growth in the number of Regis' Cash Club(TM) and The Price Is Right(R) games installed, were offset by removals of lower performing games. Our installed base remained essentially unchanged from the end of our prior fiscal year ended September 2001. During the six months just ended, the installed base of recurring revenue games grew by approximately 800 units in non-Nevada markets, offsetting the decline in the Nevada market.

Growth in our installed base of proprietary games is a result of timing of product introductions, timing of regulatory approvals in the various markets, competition within the market, and normal product life cycles. In recognition that all games have a finite lifecycle, we systematically replace legacy proprietary games experiencing declining play levels with new games incorporating enhanced entertainment value and improved player appeal. During the first six months of fiscal 2002, we removed six proprietary systems in five jurisdictions.

Revenue from lottery and pari-mutuel systems, acquired as part of the Anchor merger, was $39.6 million for the period ended March 30, 2002. Gross profit on our lottery and pari-mutuel systems was $11.6 million or 29% of the related revenues. Higher revenues in the Pennsylvania and Florida lotteries and reduced costs from restructuring efforts commenced one year ago positively impacted these results.

Casino operations, also acquired as part of the Anchor merger, produced revenue and gross profit for the period of $29.6 million and $9.5 million. Casino operations reflect the results of Anchor's Colorado Central Station, Colorado Grande Casino, and Nevada gaming machine route operations.

Operating Expenses
Operating expenses increased to $180.7 million in the first half of fiscal 2002 compared to $135.2 million in the comparable prior year period. The increase is due primarily to the inclusion of Anchor results subsequent to acquisition in the current fiscal year, which increased selling, general and administrative expenses, acquired research and development costs, in-process research and development, and depreciation and amortization. The bad debt expense for the current six month period included additional provisions recorded for Argentina receivables due to the economic instability and currency devaluation in that country. Our Argentina receivables, denominated in US dollars, totaled approximately $17.1 million at March 30, 2002 and were approximately 60% reserved. Operating expenses as a percentage of revenues improved to 22% in the current six months from 23% in the comparable prior year period.

At the beginning of the current fiscal year, we elected to adopt the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which allowed us to cease amortization of goodwill and intangible assets with indefinite lives. Adoption of this pronouncement provided us with a pre-tax benefit of approximately $1.9 million for the six month period. Intangible assets with finite lives recorded with the Anchor acquisition resulted in increased amortization expense of $7.8 million for the current fiscal period. We are working with valuation consultants to determine the fair value and lives of assets acquired, and preliminary numbers may change.

Other Income and Expense
Other expense, net, grew to $36.0 million for the first half of fiscal 2002 compared to $26.7 million in the year earlier period, due to increased interest expense related to Anchor's debt and increased foreign currency losses related to the devaluation of the Argentine peso.

Our worldwide tax rate increased to 37.7% for the current half year period compared to 37% in the prior year period. With the consolidation of Anchor, we expect our tax rate for fiscal 2002 to be just below 38%.

Business Segments Operating Profit (See Note 12 of Notes to Condensed Consolidated Financial Statements)
IGT's pre-tax income by business segment reflects an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Effective the beginning of our current quarter, our operating results include activities of Anchor and the fully consolidated Joint Venture. Our current period results also incorporate two new segments as the result of the Anchor acquisition, Lottery and Casino Operations.

Product sales pre-tax income for the first six months of fiscal 2002 totaled $73.3 million or 18% of related revenues compared to $72.1 million or 17% in the same period last year. The decrease is primarily due to reduced revenues, as well as additional operating expenses related to the acquisition of Anchor and additional bad debt provisions as the result of the devaluation of the Argentine peso.

Income before taxes from Proprietary Gaming improved 34% to $164.4 million in the first half of fiscal 2002 compared to $122.4 in the first half of fiscal 2001, due primarily to the inclusion of Anchor's results and the full consolidation of the Joint Venture results in the current second quarter.

Our lottery segment revenues for the current period were $39.6 million. Higher revenues from the Pennsylvania and Florida lotteries positively impacted lottery segment revenues in the current period. Income before tax for the segment totaled $1.0 million or 3% of the related revenues.

Casino operations revenues for the current period were $29.6 million. Income before tax for the segment totaled $1.9 million or 7% of the related revenues.

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

Operating Activities

Cash provided by operations in the first six months of fiscal 2002 totaled $235.5 million, compared to $377,000 in the prior year period. The increase in operating cash flow is due to improvements in receivables and inventories as well as inclusion of Anchor's operating results since the acquisition completed December 30, 2001 and the consolidation of the Joint Venture. The most significant fluctuations relate to timing in receivables, inventories, prepaid expenses, accounts payable and accrued liabilities, and net accrued and deferred income taxes.

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

Our proprietary progressive jackpot systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund future annual jackpot payments. Cash is used to make payments to jackpot winners for jackpot liabilities or to purchase US government securities to fund future jackpot payments. The purchase of and proceeds from investments to fund jackpot liabilities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments to winners are classified as financing activities.

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our proprietary progressive jackpot systems games. Net cash flow from these activities collectively provided cash of $13.5 million in the first half of fiscal 2002 and $5.9 million in the comparable prior year period.

Investing Activities

Net cash flow from investing activities provided $130.4 million in the current six months compared to $47.5 million used in the prior year period. This fluctuation is primarily related to cash balances of Anchor and the Joint Venture acquired as part of the acquisition of Anchor. Other significant increases in investing cash related to proceeds from the sale of Anchor's Pala management contract completed during the current quarter and a decrease in cash advanced on loans receivable. Use of cash from investing activities included purchases of property, plant and equipment totaling $8.7 million in the current six month period compared to $12.2 million in the prior year period.

Financing Activities

Net cash flow from financing activities used $66.1 million in the six months ended March 30, 2002 compared to $14.0 million provided in the prior year period. This fluctuation is primarily due to the repayment of Anchor's senior credit facility immediately subsequent to the merger. Additionally, the current year period included increased purchases of treasury stock, offset by increased proceeds from shares issued under employee stock purchase plans.

Stock Repurchase Plan

Our Board of Directors originally authorized IGT's stock repurchase plan in October 1990. As of April 27, 2002, the remaining shares repurchase authorization, as amended, totaled 8.2 million additional shares. During the first six months of fiscal 2002, we repurchased 120,000 shares for an aggregate price of $5.0 million. Cash flows for the first six months of fiscal 2002 also included $35.3 million for purchases of treasury stock that were initiated in the fourth quarter of fiscal 2001 and accrued at September 29, 2001. No additional shares have been repurchased since April 27, 2002.

Credit Facilities and Indebtedness

Our domestic and foreign borrowing facilities totaled $274.4 million at March 30, 2002. Of this amount, $3.8 million was drawn, $5.8 million was reserved for letters of credit and the remaining $264.8 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At March 30, 2002, we were in compliance with all applicable covenants.


IGT assumed approximately $337.0 million, net of discount, in long-term debt upon completion of the Anchor acquisition. Immediately subsequent to the merger, we repaid in full and terminated Anchor's senior credit facility of $89.5 million using available cash. Anchor's 9.875% Senior Subordinated Notes with the face amount of $250.0 million remain outstanding.


During April 2002, we repurchased $17.2 million face value of our 8.375% Senior Notes due May 15, 2009 at an average price of 105.0% and $25.0 million face value of Anchor's 9.875% Senior Subordinated Notes at an average price of 111.75%.

Liquidated Damages Under On-line Lottery Contracts

Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our United States lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system start-up and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period, and some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for substantial expense. In July 2001, we reached an agreement with the Florida State Lottery and settled all outstanding issues related to liquidated damages associated with the system conversion. In conjunction with this settlement, AWI, Anchor's lottery systems business unit, paid $4.5 million in July 2001 to the Florida State Lottery. Our lottery contracts generally require us to post a performance bond, which in some cases may be substantial, securing our performance under such contracts at the end of March 2002, we had $1.3 million accrued for liquidated damages.

Financial Condition
                                         March 30, 2002     September 29, 2001
------------------------------------------------------------------------------
(Amounts in millions)
Total assets                                 $3,553               $1,923
Total liabilities and minority interest       2,085                1,627
Total stockholders' equity                    1,468                  296

Total assets increased $1.6 billion during the first six months of fiscal 2002 primarily due to the acquisition of Anchor completed on December 30, 2001 and the associated full consolidation of the Joint Venture. Property, plant, and equipment increased during the six months ended March 30, 2002, due to capital expenditures, net of depreciation expense, and from the non-cash transfer of machines from inventory to gaming systems equipment. Total liabilities and minority interest at March 30, 2002 increased $458.0 million mainly due to the cquisition of Anchor and the full consolidation of the Joint Venture.

Total stockholders' equity increased $1.2 billion predominantly related to the fair value of shares issued for the Anchor merger. Additional paid in capital also increased as the result of employee stock plans.

Recently Issued Accounting Standards

In June 2001, the FASB issued two new standards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Together these statements changed the accounting for business combinations and goodwill. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. IGT adopted SFAS No. 141 for business combinations completed after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill and indefinite lived assets, including goodwill recorded in past business combinations, cease upon adoption of SFAS No. 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. As the result of adopting SFAS No. 142 as of September 30, 2001, the beginning of our fiscal year 2002, we have discontinued amortization of goodwill on acquisitions completed prior to July 1, 2001. See
Note 5 of Notes to Condensed Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet completed our analysis of the impact of SFAS No. 143 on our financial condition or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gain and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board
(APB) Opinion 30. This statement is effective for our 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. We have not yet completed our analysis of the impact of SFAS No. 145 on our financial condition or results of operations.

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

Our operating subsidiaries affected by the euro conversion established and implemented the euro currency conversion at the beginning of fiscal 2002. The conversion to the euro included adapting financial systems and business processes, changing the equipment, such as coin validators and note acceptors, to accommodate euro-denominated transactions in our current products, and the impact of one common currency on pricing. We have not incurred material system and equipment conversion costs related exclusively to the euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects that one common currency will have on pricing and the resulting impact, if any, on our financial condition or results of operations.

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This reportcontains "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future
prospects  and  proposed  new  products, services,   developments  or  business
strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

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

Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

Our business is dependent on the gaming industry and would be adversely affected
--------------------------------------------------------------------------------
by adverse changes in the gaming industry including:
----------------------------------------------------
o a decline in demand for our gaming products or reduction in the growth rate of new and existing markets;
o    delays of scheduled openings of newly constructed or planned casinos;
o reduced levels of gaming play on our gaming systems or customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures after the terrorist attacks of September 11, 2001; we can not predict what impact the terrorist attacks of September 11, 2001 may have going forward on gaming play and customer demand for our gaming machines but reduced levels of gaming play or customer capital expenditures will adversely impact results of operations; and
o    a decline in public acceptance of gaming.

Demand for our gaming machines would be adversely affected by:
--------------------------------------------------------------
o    a decline in the demand for replacement machines;
o a decrease in the desire of established casinos and other gaming properties to upgrade machines;
o a change in the trend of consumer acceptance of new ticket-in/ticket-out voucher technology; and
o a decline in the popularity of our gaming products with players, a lack of success in developing new products or an increase in the popularity of competitors' games.

Our business is vulnerable to changing economic conditions, including:
----------------------------------------------------------------------
o    unfavorable changes in economic conditions;
o    political or economic instability in international markets;
o changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive investments; and
o    fluctuations in foreign exchange rates, tariffs and other trade barriers.

Our business is subject to regulatory risks, including:
-------------------------------------------------------
o    unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o adverse changes in or findings of non-compliance with applicable governmental gaming regulations;
o    delays in approvals from regulatory agencies;
o a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

Our intellectual property rights are subject to risks, including:
-----------------------------------------------------------------
o the potential for there to be an inability to obtain and maintain patents and copyrights to protect our newly developed games and technology;
o    competitors' infringement upon our trademarks, patents and copyrights; and
o approval of competitors' patent applications that may restrict our ability to compete effectively.

Our business operations are subject to other risks, including:
--------------------------------------------------------------
o reduced lottery sales in lottery jurisdictions where AWI has lottery contracts;
o    we may not be able to keep or renew existing lottery contracts;
o competition in Colorado could adversely affect our Colorado casino operations.
o    the loss or retirement of our key executives or other key employees;
o adverse changes in the credit worthiness of parties with whom we have forward currency exchange contracts;
o    the loss of lessees on sublet properties no longer used in our operations;
o discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation;
o an inability to generate sufficient cash flow to service debt obligations for senior notes and other line of credit facilities;
o an inability to comply with debt covenant restrictions, which may trigger payment acceleration provisions;
o increased costs due to reliance on third-party suppliers and contract manufactures; and
o agreements with Native American casinos may subject us to sovereign immunity risk.

Our merger with Anchor exposed us to additional risks that may affect our
-------------------------------------------------------------------------
combined operations, including the following:
---------------------------------------------
o any unfavorable change in IGT's or Anchor's relationship with third parties resulting from the merger may reduce our post-merger profits;
o    we may have difficulty integrating parts of the operations of Anchor;
o our success depends in part on our ability to retain key personnel after the merger;
o changes to the preliminary fair values and lives assigned to amortizable or depreciable assets will impact the results of operations;
o Anchor and its subsidiaries remain subject to covenant restrictions in Anchor's indenture, including restricted payment covenants; and
o Anchor's lottery business could subject us to significant liquidated damages claims, which could adversely effect Anchor's operating results.

Trademarks and Copyright Information

Italicized text indicates trademarks of IGT or its licensors. Included in this filing are the following trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries:
Diamond Cinema, MegaJackpots and MegaJackpots Instant Winner.

IGT also designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games that have been mentioned in this filing and their related trademark and copyright ownership information are as follows: The Price is Right is a trademark of Pearson Television Operations BV based on the FremantleMedia TV programme "The Price Is Right." Licensed by Fremantle Brand Licensing; The Sinatra(TM) game is an IGT product manufactured in association with Sheffield Enterprises, Inc., and Bristol Productions Limited Partnership; American Bandstand is a registered trademark of dick clark productions, inc.; Bewitched(TM) is a trademark of CPT Holdings, Inc.; Regis' Cash Club(TM) is a game developed in conjunction with Philbin Enterprises; Wheel of Fortune is a registered trademark of Califon Productions, Inc.; I Dream of Jeannie is a trademark of CPT Holdings, Inc.

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

Foreign Currency Risk

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the non-functional currency monetary assets and liabilities of our operations. The primary business objective of this hedging program is to minimize the impact to our earnings resulting from exchange rate changes. At March 30, 2002, we had net foreign currency exposure of $42.6 million hedged with $40.4 in forward contracts. At September 29, 2001, we had net foreign currency exposure of $44.6 million hedged with $40.5 million in forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. During the current quarter we entered into a forward exchange contract to hedge a firm commitment in the amount of $61.2 million denominated in foreign currency for a Canadian lottery contract. The hedge has been designated as a fair value hedge. There were no firm commitment hedges during the prior year period.

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

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound and the Japanese yen. We estimated that a 10% change in foreign exchange rates would have impacted operating results by less than $1.5 million in both the current and prior year-to-date periods. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates, which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations and earnings of unconsolidated affiliates by $6.9 million in the first six months of fiscal 2002 and $5.7 million in the comparable prior year period. IGT currently does not manage this exposure with derivative financial instruments.

During October 2001, Anchor entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250.0 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we make payments based on a specific spread over six-month LIBOR and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70.0 million.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, the fair market value of these notes would have decreased approximately $39.2 million at March 30, 2002 and $33.2 million at September 29, 2001.

                           Part II - Other Information

Item 1.  Legal Proceedings

      For a description of our legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) On March 4, 2002, the Company held its annual meeting of stockholders.

      (b) The following directors were elected to serve until the next annual meeting: G. Thomas Baker, Robert A. Bittman, Richard R. Burt,
           Wilbur K. Keating, Charles N. Mathewson, Thomas J. Matthews,
           Robert Miller and Frederick B. Rentschler. These directors constitute all of the directors of the Company. Voting at the meeting was as follows:

                                            Number of           Number of
                                          Shares Voted       Shares Withheld
                                               For
                                         ----------------    -----------------
            G. Thomas Baker                78,856,434           1,432,056
            Robert A. Bittman              78,827,619           1,460,871
            Richard R.Burt                 79,604,710             683,780
            Wilbur K. Keating              79,613,301             675,189
            Charles N. Mathewson           78,859,704           1,428,786
            Thomas J. Matthews             78,863,560           1,424,930
            Robert  Miller                 79,616,829             671,661
            Frederick B. Rentschler        79,608,717             679,773


(c)         Stockholders approved the IGT's 2002 Stock Incentive Plan
            (Plan). Number of shares voted for the Plan totaled 69.2 million, with 10.7 million shares withheld and 456,000 abstains.


Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               3.1 First amendment to Bylaws of International Game Technology, dated May 5, 1998.

               3.2 Second amendment to Second Restated Code of Bylaws of International Game Technology, dated March 4, 2002.

               10.1 Amended and Restated International Game Technology 2002 Stock Incentive Plan

      (b)      Reports on Form 8-K

               None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002

                                   INTERNATIONAL GAME TECHNOLOGY




                                   By:  /s/ Maureen Mullarkey
                                        ------------------------------
                                        Maureen Mullarkey
                                        Senior Vice President and
                                        Chief Financial Officer