Form 10-Q
period 2002-06-29
INTERNATIONAL GAME TECHNOLOGY
filed 2002-08-13
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended: June 29, 2002
                                                        -------------

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
Yes  X   No
     -       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at July 27, 2002
                  -----                        ----------------------------
               Common Stock
        par value $.000625 per share                    86,652,041

                          International Game Technology

                                Table of Contents


Part I - Financial Information

                                                                            Page
  Item 1.    Financial Statements:
             Unaudited Condensed Consolidated Statements of Income -
                Three and Nine Months Ended June 29, 2002 and June 30, 2001....3

             Unaudited Condensed Consolidated Balance Sheets -
                June 29, 2002 and September 29, 2001 ..........................5

             Unaudited Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended June 29, 2002 and June 30, 2001..............7

             Unaudited Notes to Condensed Consolidated Financial Statements...10

  Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................23

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......37


  Part II - Other Information


  Item 1.    Legal Proceedings................................................39

  Item 2.    Changes in Securities............................................39

  Item 3.    Defaults Upon Senior Securities..................................39

  Item 4.    Submission of Matters to a Vote of Security Holders..............39

  Item 5.    Other Information................................................39

  Item 6.    Exhibits and Reports on Form 8-K.................................39

  Signature...................................................................40

Part I - Financial Information

Item 1.  Financial Statements

Unaudited Condensed Consolidated Statements of Income

                                                                      Quarter Ended                  Nine Months Ended
                                                                 ------------------------        -------------------------
                                                                 June 29,        June 30,         June 29,       June 30,
                                                                   2002            2001             2002           2001
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
    Product sales                                                $222,429        $222,715        $  628,359      $636,222
    Gaming operations                                             261,190          97,419           618,039       267,086
    Lottery and pari-mutuel systems                                38,748               -            78,341             -
                                                                 --------        --------        ----------      --------
    Total revenues                                                522,367         320,134         1,324,739       903,308
                                                                 --------        --------        ----------      --------

Costs and Expenses
    Cost of product sales                                         128,140         135,446           362,864       385,350
    Cost of gaming operations                                     119,489          47,177           283,241       122,537
    Cost of lottery and pari-mutuel systems                        26,515               -            54,543             -
    Selling, general and administrative                            65,319          47,943           171,561       134,789
    Depreciation and amortization                                  13,242           5,131            32,622        14,675
    Research and development                                       18,645          15,026            55,953        44,590
    Acquired in-process research and development                        -               -             1,000             -
    Provision for bad debts                                         4,001           4,621            15,042        14,926
    Impairment of assets and restructuring
       charges (recoveries)                                             -               -                 -        (1,100)
                                                                 --------        --------        ----------      --------
    Total costs and expenses                                      375,351         255,344           976,826       715,767
                                                                 --------        --------        ----------      --------

Earnings (Losses) of Unconsolidated Affiliates                       (345)         38,584            32,772       104,049
                                                                 --------        --------        ----------      --------

Income from Operations                                            146,671         103,374           380,685       291,590
                                                                 --------        --------        ----------      --------

Other Income (Expense)
    Interest income                                                14,085          11,707            37,994        36,124
    Interest expense                                              (31,074)        (25,843)          (88,427)      (76,326)
    Gain (loss) on the sale of assets                                (213)            (20)             (223)          445
    Other                                                           1,522             811               (42)         (303)
                                                                 --------        --------        ----------      --------
    Other expense, net                                            (15,680)        (13,345)          (50,698)      (40,060)
                                                                 --------        --------        ----------      --------

Income from Continuing Operations Before Tax                      130,991          90,029           329,987       251,530
Provision for Income Taxes                                         49,484          33,311           124,405        93,066
                                                                 --------        --------        ----------      --------
Income from Continuing Operations                                  81,507          56,718           205,582       158,464
Income from Discontinued Operations, net of tax                     2,030           -                 3,645            -
                                                                 --------        --------        ----------       ------
Income before Extraordinary Item                                   83,537          56,718           209,227       158,464
    Extraordinary loss on early redemption of debt,
       net of tax benefit of $550                                    (909)              -              (909)            -
                                                                 --------        --------        ----------      --------

Net Income                                                       $ 82,628        $ 56,718        $  208,318      $158,464
                                                                 ========        ========        ==========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

                                                                       Quarter Ended                 Nine Months Ended
                                                                 ------------------------        -------------------------
                                                                 June 29,        June 30,         June 29,       June 30,
                                                                   2002            2001             2002           2001
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Basic Earnings Per Share
    Continuing operations                                        $   0.91        $   0.76        $     2.45      $   2.16
    Discontinued operations                                          0.02               -              0.04             -
    Extraordinary item                                              (0.01)              -             (0.01)            -
                                                                 --------        --------        ----------      --------
    Net income                                                   $   0.92        $   0.76        $     2.48      $   2.16
                                                                 ========        ========        ==========      ========

Diluted Earnings Per Share
    Continuing operations                                        $   0.90        $   0.73        $     2.41      $   2.07
    Discontinued operations                                          0.02               -              0.04             -
    Extraordinary item                                              (0.01)              -             (0.01)           -
                                                                 --------        --------        ----------      --------
    Net income                                                   $   0.91        $   0.73        $     2.44      $   2.07
                                                                 ========        ========        ==========      ========

Weighted Average Common Shares Outstanding                         89,490          74,297            83,889        73,523

Weighted Average Common and Potential
    Shares Outstanding                                             90,832          77,232            85,402        76,390



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets


                                                                                 June 29,           September 29,
                                                                                   2002                 2001
------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
  Current assets
     Cash and cash equivalents                                                  $  525,447           $  364,234
     Investment securities at market value                                          15,524               13,085
     Accounts receivable, net of allowances for doubtful
       accounts of $19,224 and $15,944                                             303,306              249,410
     Current maturities of long-term notes and contracts
       receivable, net of allowances                                                67,384               62,977
     Inventories, net of allowances for obsolescence of
       $24,009 and $28,887:
       Raw materials                                                                74,680               71,835
       Work-in-process                                                               6,780                3,093
       Finished goods                                                               72,407               80,962
                                                                                ----------           ----------
       Total inventories                                                           153,867              155,890
                                                                                ----------           ----------
     Investments to fund liabilities to jackpot winners                             39,684               29,286
     Deferred income taxes                                                          25,652               30,053
     Assets held for sale                                                          137,485                    -
     Prepaid expenses and other                                                     48,636               62,739
                                                                                ----------           ----------
       Total current assets                                                      1,316,985              967,674
                                                                                ----------           ----------

Long-term notes and contracts receivable, net of
     allowances and current maturities                                             144,719               90,606
                                                                                ----------           ----------
  Property, plant and equipment, at cost
     Land                                                                           21,534               19,597
     Buildings                                                                      83,499               78,677
     Gaming operations equipment                                                   271,310              122,613
     Manufacturing machinery and equipment                                         163,545              139,084
     Leasehold improvements                                                          9,786                5,164
                                                                                ----------           ----------
       Total                                                                       549,674              365,135
     Less accumulated depreciation and amortization                               (267,406)            (159,788)
                                                                                ----------           ----------
       Property, plant and equipment, net                                          282,268              205,347
                                                                                ----------           ----------
  Investments to fund liabilities to jackpot winners                               331,560              233,669
  Deferred income taxes                                                             38,405              133,728
  Intangible assets, net of amortization                                           298,126               40,076
  Goodwill, net of amortization                                                    951,210              139,558
  Investments in unconsolidated affiliates                                               -               74,659
  Other assets                                                                      37,088               38,122
                                                                                ----------           ----------
       Total assets                                                             $3,400,361           $1,923,439
                                                                                ==========           ==========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Unaudited Condensed Consolidated Balance Sheets

                                                                                 June 29,           September 29,
                                                                                   2002                 2001
-----------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities and Stockholders' Equity
   Current liabilities
     Current maturities of long-term notes payable and
        capital lease obligations                                               $    2,656           $     5,023
     Accounts payable                                                               81,834               125,164
     Jackpot liabilities                                                           147,334                85,109
     Accrued employee benefit plan liabilities                                      32,037                41,452
     Accrued interest                                                               14,669                30,884
     Other accrued liabilities                                                     133,071                83,267
     Liabilities of discontinued operations                                         17,223                     -
                                                                                ----------           -----------
          Total current liabilities                                                428,824               370,899
                                                                                ----------           -----------
   Long-term notes payable and capital lease obligations,
      net of current maturities                                                  1,216,662               984,742
   Long-term jackpot liabilities                                                   380,169               258,457
   Other liabilities                                                                13,680                13,228
                                                                                ----------           -----------
          Total liabilities                                                      2,039,335             1,627,326
                                                                                ----------           -----------

   Commitments and contingencies                                                         -                     -

   Stockholders' equity
     Common stock, $.000625 par value; 320,000,000 shares
        authorized; 173,980,238 and 156,633,430 shares issued                          109                    98
     Additional paid-in capital                                                  1,443,660               365,233
     Deferred compensation                                                         (11,644)                    -
     Retained earnings                                                           1,465,437             1,257,119
     Treasury stock; 87,340,612 and 83,700,984 shares, at cost                   1,530,434)           (1,316,444)
     Accumulated other comprehensive loss                                           (6,102)               (9,893)
                                                                                ----------           -----------
          Total stockholders' equity                                             1,361,026               296,113
                                                                                ----------           -----------
          Total liabilities and stockholders' equity                            $3,400,361           $ 1,923,439
                                                                                ==========           ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                             Nine Months Ended
                                                                                      -------------------------------
                                                                                      June 29,             June 30,
                                                                                        2002                 2001
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
Net income                                                                            $208,318            $ 158,464
                                                                                      --------            ---------
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Extraordinary loss on debt retirement                                                1,459                    -
    Depreciation and amortization                                                       99,835               44,306
    Amortization of discounts and deferred offering costs                                  654                1,976
    Provision for bad debts                                                             15,042               14,926
    Provision for inventory obsolescence                                                11,575               17,967
    Gain (loss) on sale of assets                                                          223                 (445)
    Amortization of stock based compensation                                             2,421                1,211
    (Increase) decrease in operating assets:
       Receivables                                                                       8,502              (42,309)
       Inventories                                                                     (26,068)             (92,607)
       Prepaid expenses and other                                                       23,623              (22,982)
       Other assets                                                                     (4,362)             (10,584)
       Net accrued and deferred income taxes, net of tax
          benefit of employee stock plans                                               55,928               14,081
    Decrease in accounts payable and accrued liabilities                               (50,872)             (22,912)
    Recoveries of asset impairment and restructuring charges                                 -               (1,100)
    Acquired in-process research and development                                         1,000                    -
    Earnings of unconsolidated affiliates less than (in excess of) distributions        10,578               (6,856)
                                                                                      --------            ---------
       Total adjustments                                                               149,538             (105,328)
                                                                                      --------            ---------
       Net cash provided by operating activities                                       357,856               53,136
                                                                                      --------            ---------
Cash Flows from Investing Activities
    Investment in property, plant and equipment                                        (23,101)             (20,897)
    Proceeds from sale of property, plant and equipment                                    804                  982
    Investment securities:
       Purchases                                                                       (12,715)                   -
       Proceeds                                                                          6,030               12,377
    Investments to fund liabilities to jackpot winners:
       Purchases                                                                       (32,523)             (23,435)
       Proceeds                                                                         27,113               20,035
    Cash advanced on loans receivable                                                   (5,869)             (35,179)
    Payments received on loans receivable                                               16,834               12,965
    Proceeds from sale of other assets                                                  14,000                    -
    Investment in unconsolidated affiliates                                               (440)                (420)
    Acquisition of businesses, net of cash acquired                                    124,060              (31,177)
                                                                                      --------            ---------
       Net cash provided by (used in) investing activities                             114,193              (64,749)
                                                                                      --------            ---------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                     -----------------------------
                                                                                      June 29,          June 30,
                                                                                        2002              2001
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
    Payments, net of borrowings                                                       (142,715)          (13,027)
    Jackpot liabilities:
       Payments to winners                                                            (154,994)          (50,687)
       Collections from systems                                                        170,239            69,721
    Proceeds from shares issued                                                         67,294            36,749
    Purchases of treasury shares                                                      (249,270)                -
    Premium paid for early redemption of debt                                           (3,797)                -
                                                                                     ---------          --------
       Net cash provided by (used in) financing activities                            (313,243)           42,756
                                                                                     ---------          --------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                                     2,407               408
                                                                                     ---------          --------
Net Increase in Cash and Cash Equivalents                                              161,213            31,551
Cash and Cash Equivalents at:
    Beginning of Period                                                                364,234           244,907
                                                                                     ---------          --------
    End of Period                                                                    $ 525,447          $276,458
                                                                                     =========          ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Supplemental Cash Flow Information

Certain non-cash investing and financing activities described below are not reflected in the consolidated statements of cash flows. Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales, cost of gaming operations and cost of lottery and pari-mutuel systems.

                                                                                            Nine Months Ended
                                                                                      ---------------------------
                                                                                        June 29,        June 30,
                                                                                         2002             2001
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Increase in property, plant, and equipment
   related to net transfers between inventory
   and gaming operations equipment                                                    $   44,014        $43,417

Tax benefit of employee stock plans                                                       31,430         32,524

Payments of interest                                                                      94,140         82,122

Payments of income taxes                                                                  59,748         86,467

Investing and financing transactions that were initiated and accrued prior to the period, but cash settled during the current period:
      Investment purchases                                                                 1,838              -
      Principal payments on debt                                                           8,000              -
      Purchases of treasury stock                                                         35,280              -

Increase in note receivable from the sale of Pala, classified as
   assets held for sale                                                                   63,000              -

Acquisitions:
   Fair value of assets acquired                                                       1,660,474         53,359
   Fair value of liabilities acquired                                                    691,097         22,163
   Cash acquired                                                                         124,060          2,814
   Cash paid                                                                                   -         33,991


Unaudited Notes to Condensed Consolidated Financial Statements

1.       Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements were prepared by International Game Technology (referred throughout this document, together with its consolidated subsidiaries where appropriate, as IGT, Company, we, our, and us) and include all normal adjustments considered necessary to present fairly the results of operations, cash flows, and financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year fiscal ended September 29, 2001. The operating results and cash flows for the current interim periods are not necessarily indicative of the results that will be achieved in future periods.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued two new standards, Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. Together these statements changed the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. IGT adopted SFAS 141 for business combinations completed after June 30, 2001. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill and indefinite lived assets, including goodwill recorded in past business combinations, ceases upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. As the result of adopting SFAS 142 as of September 30, 2001, the beginning of our fiscal year 2002, we have discontinued amortization of goodwill.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (APB) Opinion 30. This statement is effective for our 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. The adoption of this statement will require us to reclassify our prior period losses from early retirement of debt from extraordinary to continuing operations. See Note 13, Subsequent Events.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We have not yet determined the impact of this statement on our financial position and results of operations, if any.

2.       Acquisitions and Discontinued Operations

Acquisitions
On December 30, 2001, IGT completed the previously announced planned acquisition of Anchor Gaming (Anchor) pursuant to which Anchor became a wholly-owned subsidiary of IGT in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned.

The aggregate purchase price paid for Anchor was approximately $988.4 million, plus the assumption of Anchor's debt of $337.0 million, net of discount. The purchase price included 14,901,920 outstanding shares of Anchor common stock, which were exchanged on a one-for-one basis for IGT shares valued at $59.50 per share, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the acquisition, and $5.0 million of transaction costs. For accounting purposes, the $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the acquisition announcement on July 9, 2001.

We have applied SFAS 141 in our allocation of the purchase price of the Anchor acquisition. IGT, with the assistance of valuation consultants, is in the process of finalizing the fair value and the lives of the assets acquired. The allocation of the purchase price continues to be subject to refinement. See Note 5 for the allocation of the purchase price to identifiable intangible assets and goodwill.

IGT and Anchor have been working together since 1996 as joint venture partners. This acquisition permits the companies to work more closely to develop new games and use their complementary resources to benefit casinos and casino customers. In addition, Anchor has attractive businesses that IGT is not currently in, most notably the lottery business. We believe our combined resources make us a more effective competitor in these businesses. Prior to the Anchor acquisition, the Spin For Cash Joint Venture (Joint Venture) activities were accounted for under the equity method and the revenues were reflected net of expenses as earnings of unconsolidated affiliates on the statements of income. Subsequent to the acquisition, the Joint Venture activities have been fully consolidated.

The following table presents our preliminary allocation of the purchase price of the Anchor acquisition, including the full consolidation of the Joint Venture:

                                                                            Discontinued
                                                                             Operations
                                                                Total         Reclass            Net
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash acquired                                                  $123,104      $      -       $  123,104
Assets held for sale                                             77,000       126,110          203,110
Accounts and notes receivable                                    87,534        (2,251)          85,283
Inventory                                                        25,304          (510)          24,794
Property and equipment                                          145,704       (53,155)          92,549
Investments to fund liabilities to jackpot winners              102,880             -          102,880
Identifiable intangible assets                                  319,475       (66,100)         253,375
Goodwill                                                        812,298        (1,920)         810,378
Investment in Joint Venture                                     (64,758)            -          (64,758)
Other current assets                                             27,448          (829)          26,619
Other long-term assets                                            4,485        (1,345)           3,140
Accounts payable                                                 13,371          (623)          12,748
Liabilities of discontinued operations                                -        16,660           16,660
Notes payable                                                   365,939             -          365,939
Jackpot liabilities                                             168,610             -          168,610
Other liabilities                                               143,177       (16,037)         127,140
Deferred stock compensation                                     (13,973)            -          (13,973)
Shares issued                                                   983,350             -          983,350


Effective December 30, 2001, our operating results include the activities of Anchor and the fully consolidated Joint Venture. The following unaudited pro-forma financial information is presented as if the Anchor acquisition had been made at the beginning of fiscal 2001. Excluding impairment, restructuring, and other one-time charges of $121.5 million ($97.6 net of tax) in the nine months ended June 30, 2001, pro forma income from continuing operations would have been $179.9 million or $1.87 per share.

                                                     Nine Months Ended
                                              -----------------------------
                                                June 29,           June 30,
                                                  2002              2001
     -----------------------------------------------------------------------
     (Dollars in thousands)
     Total revenues                           $1,509,435         $1,434,014
     Income from continuing operations           216,484             82,323
     Income from discontinued operations           5,932              9,644
     Net income                                  221,507             91,967
     Earnings per share
        Basic                                 $     2.64         $     1.04
        Diluted                               $     2.59         $      .96

Discontinued Operations
During the current quarter, based on our decision not to operate in competition with our customers who purchase our games and systems, we committed to a plan to sell the casino operations acquired in the Anchor acquisition. This segment included the Colorado Central Station Casino, the Colorado Grande Casino and our Nevada gaming machine route operations.

Our financial statements have reflected the casino operations as discontinued operations for all periods presented. Operating results of our discontinued casino operations are summarized below:


                                                 Quarter Ended         Nine Months Ended
                                              --------------------   ---------------------
                                              June 29,   June 30,    June 29,     June 30,
                                                2002       2001        2002         2001
  ----------------------------------------------------------------------------------------
  (Amounts in thousands)
  Net revenue                                  $29,593    $     -     $59,093     $      -
                                               =======    =======     =======     ========

  Income before tax                            $ 3,210    $     -     $ 5,963     $      -
  Provision for income taxes                     1,180          -       2,318            -
                                               -------    -------     -------     --------
  Income from discontinued operations          $ 2,030    $     -     $ 3,645     $      -
                                               =======    =======     =======     ========

Assets and liabilities of our discontinued casino operations were as follows:

                                                         June 29,
                                                           2002
   ---------------------------------------------------------------
   (Amounts in thousands)
   Cash                                                  $ 15,116
   Accounts receivable, net                                 1,544
   Other current assets                                     1,977
   Property and equipment, net                             51,132
   Intangible assets                                       63,762
   Goodwill                                                 1,920
   Other non-current assets                                 2,034
                                                         --------
       Total assets held for sale                         137,485
                                                         --------

   Current liabilities                                      6,919
   Minority interest                                       10,304
                                                         --------
       Total liabilities of discontinued operations        17,223
                                                         --------
   Net assets of discontinued operations                 $120,262
                                                         ========



3.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:


                                        June 29,         September 29,
                                          2002               2001
   -------------------------------------------------------------------
   (Dollars in thousands)
   Current                              $18,245            $15,480
   Long-term                             18,584             11,461
                                        -------            -------
                                        $36,829            $26,941
                                        =======            =======

Pala Management Contract
On December 23, 2001, Anchor entered into an agreement with the Pala Band of Mission Indians (Pala) and Jerome H. Turk to sell their interest in the management agreement for the Pala Casino in San Diego, California. The transaction was completed during the quarter ended March 30, 2002. Pala paid Anchor $77.0 million, consisting of $14.0 million in cash and $63.0 million by delivery of a subordinated secured promissory note on which interest began to accrue effective January 1, 2002. The note requires monthly principal payments of $875,000 plus accrued interest through January 2005, at which time a balloon payment of $31.5 million is due and payable. The promissory note bears interest at 6% for the first year, 7% for the subsequent year, and 8% for the final year. The agreement valued at $77.0 million was classified as an asset held for sale in the preliminary purchase price allocation of the Anchor acquisition. There was no gain or loss recorded on the transaction.


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

The distribution below presents our accounts, contracts, and notes receivable, net of allowances, by region as a percentage of total receivables at June 29, 2002.



      Domestic Region
      ---------------
         Native American casinos                                      39%
         Nevada                                                       17%
         Riverboats (greater Mississippi River area)                   7%
         Atlantic City (distributor and other)                         7%
         West Virginia                                                 6%
         Canada                                                        3%
         Other US regions (individually less than 3%)                  8%
                                                                     ----
            Total domestic                                            87%
                                                                     ----

      International Region
      --------------------
         Europe                                                        5%
         Latin America                                                 3%
         Australia                                                     4%
         Other international                                           1%
                                                                     ----
            Total international                                       13%
                                                                     ----

         Total                                                       100%
                                                                     ====

5.       Intangible Assets and Goodwill

At the beginning of fiscal 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under this pronouncement, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives. In addition, goodwill is required to be separately disclosed from other intangible assets on the face of the balance sheet.

The provisions of this accounting standard also require the completion of a transitional impairment test within six months of the date of adoption. In conjunction with adopting SFAS 142, we have reassessed our previously recognized identifiable intangible assets and determined that their useful lives and the classifications were appropriate. With the assistance of valuation consultants, we completed our initial assessment of goodwill related to the Sodak and Barcrest acquisitions and concluded there was no goodwill impairment.

We have applied SFAS 141 and SFAS 142 in our allocation of the purchase price of the Anchor acquisition to identifiable intangible assets and goodwill as detailed in the table below. In June 2002, we ceased amortization of the contract intangibles related to our discontinued casino operations that were reclassified to assets held for sale, net of accumulated amortization of $2.4 million.

                                                        Discontinued
                                          Continuing       Casino
                                          Operations     Operations      Total
    ----------------------------------------------------------------------------
    Finite Lived Intangible Assets
      Patents                              $166,400       $     -       $166,400
      Contracts                              33,658        47,500         81,158
      Developed Technology                    7,978             -          7,978
      Trademarks                              6,300             -          6,300
      In-Process Research
         and Development                      1,000             -          1,000
                                           --------       -------       --------
                                            215,336        47,500        262,836

    Indefinite Lived Intangible Assets
      Trademarks                             38,039        18,600         56,639
                                           --------       -------       --------

    Total Intangible Assets                $253,375       $66,100       $319,475
                                           ========       =======       ========

        Goodwill                           $810,378       $ 1,920       $812,298
                                           ========       =======       ========



We amortized our acquired identifiable intangible assets with finite lives to reflect the pattern in which the economic benefits for the intangible assets are consumed based on projected revenues. Intangible assets with an increasing revenue stream are amortized using the straight-line method. Intangible assets with a declining revenue stream are amortized on an accelerated basis. The following table presents the weighted average amortization period by intangible asset:

                                                         Weighted
                                                       Average Life
                                                       ------------
            Patents                                         14.7
            Contracts                                        7.7
            Developed technology                            12.7
            Trademarks                                      13.4

The tables below present information regarding our intangible assets, excluding discontinued operations, as of the periods ended:



                                                        June 29, 2002                   September 29, 2001
                                              ------------------------------    ----------------------------------
                                               Carrying   Accumulated           Carrying  Accumulated
                                                Amount   Amortization   Net      Amount   Amortization      Net
------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Amortized Intangible Assets
    Patents                                    $232,504     $14,099   $218,405   $ 42,636    $2,560       $40,076
    Contracts                                    33,664       5,256     28,408          -         -             -
    Developed technology                          7,978         512      7,466          -         -             -
    Trademarks                                    6,343         535      5,808          -         -             -
    In-process research and development           1,000       1,000          -          -         -             -
                                               --------     -------   --------   --------    ------       -------
      Total                                     281,489      21,402    260,087     42,636     2,560        40,076

Unamortized Intangible Assets
    Trademarks                                   38,039           -     38,039          -         -             -
                                               --------     -------   --------   --------    ------       -------

Net carrying amount of all intangibles         $319,528     $21,402   $298,126   $ 42,636    $2,560       $40,076
                                               ========     =======   ========   ========    ======       =======

Goodwill
    Aggregate amount acquired                  $960,261                          $148,609
    Less accumulated amortization
      recognized prior to adoption
      of SFAS 142                                (9,051)                           (9,051)
                                               --------                          --------
    Net carrying amount                        $951,210                          $139,558
                                               ========                          ========


Aggregate amortization expense totaled $7.1 million and $586,000 for the current and prior year quarters and $17.8 million and $744,000 for the current and prior nine month periods. Estimated amortization expense for fiscal 2002 and for each of the four succeeding fiscal years is as follows:

                  Fiscal Year                Amount
             ----------------------         --------
             (Amounts in thousands)

                      2002                   $25,856
                      2003                    28,379
                      2004                    27,913
                      2005                    26,694
                      2006                    24,025


Changes in the carrying amount of goodwill for the nine months ended June 29, 2002, by operating segment, are presented below. The allocation of goodwill by segment is subject to refinement from the final Anchor purchase price allocation.


                                                  Product   Proprietary
                                                   Sales       Gaming      Lottery      Total
  --------------------------------------------------------------------------------------------
  (Dollars in thousands)
  Balance as of September 29, 2001               $124,442     $ 15,116     $     -    $139,558
  Goodwill acquired during the period               6,652      803,726           -     810,378
  Foreign currency translation adjustment           1,274            -           -       1,274
                                                 --------     --------     -------    --------
     Balance as of June 29, 2002                 $132,368     $818,842     $     -    $951,210
                                                 ========     ========     =======    ========

In accordance with SFAS 142, the current year results reflect no amortization of goodwill. A reconciliation of previously reported net income and earnings per share for the comparative prior periods adjusted for the exclusion of goodwill amortization (net of related tax effects) is as follows:



                                                             Quarter Ended         Nine Months Ended
                                                         --------------------    ---------------------
                                                         June 29,    June 30,    June 29,     June 30,
                                                           2002        2001        2002         2001
  ----------------------------------------------------------------------------------------------------
  (Amounts in thousands, except per share amounts)
  Reported net income                                    $82,628     $56,718     $208,318     $158,464
  Goodwill amortization, net of tax                            -         580            -        1,747
                                                         -------     -------     --------     --------
  Adjusted net income                                    $82,628     $57,298     $208,318     $160,211
                                                         =======     =======     ========     ========

  Reported basic earnings per share                      $  0.92     $  0.76     $   2.48     $   2.16
  Goodwill amortization, net of tax                            -        0.01            -          .02
                                                         -------     -------     --------     --------
  Adjusted basic earnings per share                      $  0.92     $  0.77     $   2.48     $   2.18
                                                         =======     =======     ========     ========


  Reported diluted earnings per share                    $  0.91     $  0.73     $   2.44     $   2.07
  Goodwill amortization, net of tax                            -        0.01            -          .03
                                                         -------     -------     --------     --------
  Adjusted diluted earnings per share                    $  0.91     $  0.74     $   2.44     $   2.10
                                                         =======     =======     ========     ========

6.       Impairment of Assets and Restructuring

IGT-Brazil
In the fourth quarter of fiscal 1999, the government in Brazil rescinded the law allowing gaming devices in bingo halls throughout this market. At that time, we recorded impairment charges of $5.3 million relating to our assessment of the recoverability of our inventories and receivables in Brazil. We received subsequent payments totaling $3.0 million for receivables previously considered fully impaired, of which $1.1 million was received in fiscal 2001. We do not expect any further recoveries of Brazil's impairment charges.


7.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) for income from continuing operations to diluted EPS:


                                                                Quarter Ended           Nine Months Ended
                                                            ---------------------     ---------------------
                                                            June 29,     June 30,     June 29,     June 30,
                                                              2002         2001         2002         2001
       ----------------------------------------------------------------------------------------------------
       (Amounts in thousands, except per share amounts)
       Income from continuing operations                     $81,507     $56,718      $205,582     $158,464
                                                             =======     =======      ========     ========

       Weighted average common shares outstanding             89,490      74,297       83,889        73,523
       Dilutive effect of stock options outstanding            1,342       2,935        1,513         2,867
                                                             -------     -------      -------     ---------
       Weighted average common and potential
          shares outstanding                                  90,832      77,232        85,402       76,390
                                                             =======     =======      ========     ========

       Basic earnings per share                              $  0.91     $  0.76      $   2.45     $   2.16
       Diluted earnings per share                            $  0.90     $  0.73      $   2.41     $   2.07

       Number of common shares excluded from
          diluted EPS because option exercise price
          was greater than average market price                1,927           7         1,363           60

8.       Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

9.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is presented below:

                                                       Quarter Ended            Nine Months Ended
                                                   ---------------------     ----------------------
                                                    June 29,    June 30,      June 29,     June 30,
                                                      2002        2001          2002         2001
   ------------------------------------------------------------------------------------------------
   (Dollars in thousands)
   Net income                                       $82,628     $56,718      $208,318      $158,464
   Net change in other comprehensive income           3,765      (2,494)        3,791        (1,138)
                                                    -------     -------      --------      --------
   Comprehensive income                             $86,393     $54,224      $212,109      $157,326
                                                    =======     =======      ========      ========


10.      Contingencies
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the United States District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. On November 15, 2001, the Court heard oral arguments regarding the issue of certification of the plaintiff class. On March 27, 2002, the Court directed that certain merits discovery could proceed. On June 21, 2002, the Court denied the plaintiffs' motion for class certification.

Acres
In February 1999, the Anchor Joint Venture, to which IGT and Anchor are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Anchor Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Anchor Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Anchor Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

Collins
In 1994, a lawsuit was filed in South Carolina against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. The jury trial in this matter began on July 23, 2001. On August 2, 2001, the jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages. IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal anticipating the appellate court will order a new trial. The opening brief from IGT was timely filed on April 19, 2002. On May 20, 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral argument on the motion was held on August 7, 2002 and no decision has been rendered.

Kraft
On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation on July 27, 2001. On September 26, 2001, IGT filed a motion to intervene as a party defendant, which was granted on October 26, 2001. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune(R) and I Dream of Jeannie(TM) slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. On December 10, 2001, IGT and Anchor filed their Motion for Summary Disposition. On April 26, 2002, the Court granted Summary Disposition and dismissed Plaintiff's complaint. On May 15, 2002, Plaintiff filed an appeal with the Michigan Court of Appeals.

Aristocrat
In December 2001, IGT filed a complaint for patent infringement for six US patents, misappropriation of trade secrets and breach of contract against Aristocrat Leisure Limited (ALL), an Australian corporation, and two wholly-owned US subsidiaries, Aristocrat Technologies, Inc. (ATI) and Casino Data Systems (CDS) in the United States District Court for the District of Nevada (Aristocrat Lawsuit I). In January 2002, ALL, ATI, CDS and Aristocrat Technologies Australia Pty Ltd., a wholly-owned Australian subsidiary of ALL, filed a complaint for patent infringement of four US patents against IGT and for a declaratory judgment that the subject matter of Aristocrat Lawsuit I be decided in their favor in the United States District Court for the District of Nevada (Aristocrat Lawsuit II). In February 2002, IGT filed an amended complaint in Aristocrat Lawsuit I naming all the Aristocrat parties from Aristocrat Lawsuit II as defendants, incorporating all the subject matter previously involved in Aristocrat Lawsuit I and Aristocrat Lawsuit II, and including additional claims for trademark infringement and trademark counterfeiting against all the Aristocrat parties. The court has granted IGT's motion to consolidate the Aristocrat Lawsuit I and the Aristocrat Lawsuit II, so that all the pending issues between IGT and the Aristocrat parties may be resolved in a single lawsuit.

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

On June 6, 2002, the Florida Supreme Court issued an order dismissing the appeals of AWI and the Florida Lottery. Both parties immediately began operating under an Emergency Agreement executed between AWI and the Florida Lottery effective February 2000.

AWI, the Florida Lottery and GTECH began settlement discussions and in July 2002, the parties entered into a settlement agreement, which provides for dismissal of the lawsuit. It further provides that AWI and the Florida Lottery will continue to operate the lottery under the Emergency Agreement through December 31, 2004, which is the term of the original agreement executed by AWI and the Florida Lottery in 1999. The Florida Lottery agreed to commence the procurement process for a new on-line system not later than the first quarter of 2003 with the new system to be implemented by January 1, 2005.

11.      Derivatives and Hedging Activities

IGT adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 did not have a material impact on our financial condition or results of operations.

During the current period, IGT entered into forward exchange contracts to hedge our net exposure, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. These forward exchange contracts were not designated as hedging instruments under SFAS 133, and gains and losses were recognized in current earnings.

Prior to the Anchor acquisition, Anchor entered into an interest rate swap agreement designated as a fair value hedge of a portion of the $250.0 million principal amount of Anchor's debt due in 2008. Under the terms of this agreement, we made payments based on a specific spread over six-month LIBOR and received payments equal to the interest rate on the fixed rate debt. The notional value of the swap was $70.0 million. The interest rate swap agreement qualifies for the "shortcut" method allowed under SFAS 133, which allows an assumption of no ineffectiveness in the hedging relationship. The accounting for changes in the fair value of the swap instrument was recorded as an asset or liability on the balance sheet and there was no income statement impact. Accordingly, we recorded the $643,000 fair value of the swap instrument in other long-term liabilities, with an offsetting adjustment to the carrying value of the related debt. During July 2002, we completed a cash tender offer to repurchase Anchor's outstanding 9-7/8% fixed rate debt. In conjunction with this debt repurchase, the interest rate swap agreement was terminated.

During the second quarter of the current fiscal year we entered into a $61.1 million forward exchange contract to hedge a firm commitment in the amount of $61.2 million denominated in foreign currency for a Canadian lottery contract. The hedge has been designated as a fair value hedge.

12.      Business Segments

As a result of the Anchor acquisition on December 30, 2001, we have restructured and renamed our business segments. We now operate in three business segments:
Product Sales, Proprietary Gaming and Lottery. The Casino Operations segment acquired from Anchor has been reclassified to discontinued operations. See Note 2.

Product Sales
The development, manufacturing, marketing and distribution of gaming products is referred to as "Product Sales". Subsequent to the Anchor acquisition, Anchor's video lottery terminal sales are included in product sales.

Proprietary Gaming
Our Proprietary Gaming segment reflects the development, manufacturing, marketing, and operation of wide-area progressive systems, stand-alone games and gaming equipment leasing. This segment includes both wholly-owned gaming operations and unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Our joint ventures are an integral part of our Proprietary Gaming segment. The nature of the products are the same and the same management group monitors all activities. Subsequent to the Anchor acquisition, the activities of our largest joint venture with Anchor, have been fully consolidated. Anchor's leased video lottery terminals are included in proprietary gaming.

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


                                         Product       Proprietary
                                           Sales         Gaming        Lottery      Corporate    Consolidated
  -----------------------------------------------------------------------------------------------------------
  (Dollars in thousands)
  Quarter ended June 29, 2002
  Total Revenues                        $   222,429   $   261,190    $    38,748   $         -   $   522,367
  Losses of unconsolidated affiliates             -          (345)             -             -          (345)
                                        -----------   -----------    -----------   -----------   -----------
  Total Revenues & Losses of
     Unconsolidated Affiliates          $   222,429   $   260,845    $    38,748   $         -   $   522,022
                                        ===========   ===========    ===========   ===========   ===========

  Income from continuing operations,
     before tax                         $    50,333   $   101,019    $       589   $   (20,950)  $   130,991
                                        ===========   ===========    ===========   ===========   ===========

  -----------------------------------------------------------------------------------------------------------
  Nine months ended June 29, 2002
  Total Revenues                        $   628,359   $   618,039    $    78,341   $         -   $ 1,324,739
  Earnings of unconsolidated affiliates           -        32,772              -             -        32,772
                                        -----------   -----------    -----------   -----------   -----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $   628,359   $   650,811    $    78,341   $         -   $ 1,357,511
                                        ===========   ===========    ===========   ===========   ===========

  Income from continuing operations,
     before tax                         $   123,179   $   264,456    $     1,032   $   (58,680)  $   329,987
                                        ===========   ===========    ===========   ===========   ===========

  -----------------------------------------------------------------------------------------------------------
  Quarter ended June 30, 2001
  Total Revenues                        $   222,715   $    97,419    $         -   $         -   $   320,134
  Earnings of unconsolidated affiliates           -        38,584              -             -        38,584
                                        -----------   -----------    -----------   -----------   -----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $   222,715   $   136,003    $         -   $         -   $   358,718
                                        ===========   ===========    ===========   ===========   ===========
  Income from continuing operations,
     before tax                         $    39,170   $    69,551    $         -   $   (18,692)  $    90,029
                                        ===========   ===========    ===========   ===========   ===========



                                         Product      Proprietary
                                           Sales        Gaming         Lottery      Corporate    Consolidated
  -----------------------------------------------------------------------------------------------------------
  (Dollars in thousands)
  Nine months ended June 30, 2001
  Total Revenues                        $   636,222   $   267,086    $         -   $         -   $   903,308
  Earnings of unconsolidated affiliates           -       104,049              -             -       104,049
                                        -----------   -----------    -----------   -----------   -----------
  Total Revenues & Earnings of
     Unconsolidated Affiliates          $   636,222   $   371,135    $         -   $         -   $ 1,007,357
                                        ===========   ===========    ===========   ===========   ===========

  Income from continuing operations,
     before tax                         $   119,036   $   190,177    $         -   $   (57,683)  $   251,530
                                        ===========   ===========    ===========   ===========   ===========

  -----------------------------------------------------------------------------------------------------------
  June 29, 2002
  Identifiable operating assets         $   767,979   $ 1,028,693    $    96,582   $   555,897   $ 2,449,151
  Goodwill                                  132,368       818,842              -             -       951,210
  Investments in unconsolidated
     affiliates                                   -             -              -             -             -
                                        -----------   -----------    -----------   -----------   -----------
     Total consolidated assets          $   900,347   $ 1,847,535    $    96,582   $   555,897   $ 3,400,361
                                        ===========   ===========    ===========   ===========   ===========

  September 29, 2001
  Identifiable operating assets         $   647,764   $   605,122    $         -   $   456,336   $ 1,709,222
  Goodwill                                  124,443        15,115              -             -       139,558
  Investments in unconsolidated
     affiliates                                   -        74,659              -             -        74,659
                                        -----------   -----------    -----------   -----------   -----------
     Total consolidated assets          $   772,207   $   694,896    $         -   $   456,336   $ 1,923,439
                                        ===========   ===========    ===========   ===========   ===========


13.            Subsequent Events

During July 2002, we completed a cash tender offer to repurchase Anchor's outstanding 9-7/8% Senior Subordinated Notes due 2008. We have now extinguished substantially all of the debt outstanding that was assumed in the Anchor acquisition. The loss attributed to the tender of the notes of approximately $12.0 million, net of tax, or $0.14 per diluted share, will be reflected in our fourth quarter earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. We believe the significant accounting policies described below are the most critical to fully understand and evaluate our reported financial results.

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

Proprietary Gaming
Proprietary gaming is comprised of our wholly-owned gaming operations, which includes our proportionate share of joint marketing alliances for which no separate legal entities exists. Because our joint venture operations are an integral part of our business, the earnings from unconsolidated affiliates are included as a component of our income from operations. Subsequent to the Anchor acquisition on December 30, 2001, the activities of our largest joint venture with Anchor (Joint Venture) have been fully consolidated.

Proprietary games include linked wide-area-progressive (WAP) systems, as well as certain stand-alone machines that generate recurring revenues whereby IGT participates in the revenue from the machine on a percentage or flat fee basis. WAP game revenues are recognized based on a percentage of the revenue, or "coin in". Revenues from stand-alone games are recognized based on a percentage of the net win that the game generates or on a flat fee basis with the passage of time. Additionally, our proprietary gaming revenues include recurring royalty revenue from our games, where we sell the machine to the customer, but also receive a recurring royalty for the right to use the intellectual property in the game.

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

Lottery and Pari-mutuel Systems
Revenue from the sale of lottery and pari-mutuel gaming systems equipment and related parts is recognized upon delivery to the customer. Revenues from sales of lottery, pari-mutuel and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on central site systems, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate. Systems contract services revenue is recognized as the services are performed and primarily relate to revenue from long-term contracts which require installation and operation of lottery and pari-mutuel wagering networks. Revenue under these contracts is generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts.

Casino Operations
In accordance with industry practice, we recognize casino gaming revenue as the net win from casino operations, which is the difference between amounts wagered and payments made to casino players. Slot route revenue is recognized based on our share of coins wagered or on our share of net winnings. Revenue excludes the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates accrued to customers as part of the casino loyalty programs. In June 2002, we committed to a plan to sell our casino operations, and we have reclassified casino revenue to discontinued operations.

Jackpot Liabilities and Expenses
IGT, the administrator or the trust recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are currently paid in equal installments over a 20 to 26 year period,or winners may elect to receive the discounted value of the jackpot (lump-sum) in lieu of annual installments. Since October 1998, when federal legislation was passed to allow winners to receive the discounted lump-sum amount of progressive jackpots in lieu of annual installments, approximately 80% of winners have elected the lump-sum option. To calculate the present value of our outstanding progressive jackpot meter liabilities to be paid to future winners, we use the current month quoted market rates for prime rates and treasury securities, weighted based on the 80% historical lump-sum election rate. We believe this calculation provides the best estimate of the cost to fund future winner liabilities.

Additionally, we estimate the current portion of our liabilities for jackpots not yet won based on our historical experience with winners' lump-sum elections, as well as the theoretical projected number of jackpots for the current and non-current periods. Based on this, we classified 80% of our jackpot liabilities as current and 20% as non-current. Changes in future winners' elections of installment or lump-sum payments would impact the allocation of our jackpot liabilities between current and non-current liabilities.

Fluctuations in interest rates directly impact our cost to fund jackpots, and therefore the gross profit on our proprietary progressive jackpot systems. If interest rates decline, our cost to fund jackpots increases, and correspondingly our gross profit declines. Over the past two fiscal years, interest rates have declined.

Receivables and Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts on our accounts and notes receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts.

Inventories and Obsolescence
Inventories are stated at the lower of actual cost (first-in, first-out method) or market value. We regularly review inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Long-lived Assets
We assigned estimated useful lives to our long-lived assets, including intangible assets and royalties, based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. We are required to use judgments and estimates to determine the useful lives of long-lived assets. We have classified prepaid and deferred royalty costs as current and non-current assets based on the period of expected consumption related to projected revenues. We depreciate or amortize our long-lived assets with finite lives to reflect the pattern in which the economic benefits for the assets will be consumed based on projected usage and revenues. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially effect our evaluations and the method of depreciation or amortization. Any changes to the estimated useful lives of our depreciable or amortizable assets will impact the results of operations.

We periodically evaluate the carrying value of long-lived and intangible assets, including goodwill, for impairment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on our financial condition and results of operations.

Overview of Anchor Acquisition

On December 30, 2001 we completed our acquisition of Anchor whereby Anchor became a wholly-owned subsidiary of International Game Technology. The acquisition resulted in acquiring two new lines of businesses, lottery and pari-mutuel systems and casino operations. The lottery and pari-mutuel operations provide equipment and related services to on-line lotteries and pari-mutuel organizations. The casino operations acquired consist of the activities of two casinos in Colorado and gaming machine route operations in Nevada and have been classified as discontinued operations for all periods presented.

With the assistance of valuation consultants, we are in the process of finalizing our valuation of Anchor's net assets acquired on December 30, 2001 and the useful lives assigned to those depreciable and amortizable assets. The current purchase price allocation is subject to refinement. Any changes in the fair value or lives assigned to depreciable or amortizable assets will impact the results of operations.

IGT and Anchor have been working together since 1996 as joint venture partners. Prior to the acquisition, the Anchor Joint Venture activities were accounted for under the equity method and revenues were reflected, net of expenses, in earnings of unconsolidated affiliates on our statements of income. Subsequent to the acquisition, the Joint Venture is fully consolidated.

Results of Operations

Quarter Ended June 29, 2002 Compared to the Quarter Ended June 30, 2001

Net income for the third quarter of fiscal 2002 totaled $82.6 million or $0.91 per diluted share compared to $56.7 million or $0.73 per diluted share in the same quarter last year. The current quarter results included income from discontinued casino operations, net of tax, totaling $2.0 million or $0.02 per diluted share and an extraordinary loss on early redemption of debt, net of tax, totaling $909,000 or $0.01 per diluted share. Income from continuing operations for the current quarter grew to $81.5 million or $0.90 per diluted share.

Operating Income
Current quarter operating income grew 42% to $146.7 million from $103.4 million in the third quarter of fiscal 2001. This growth was predominately due to the inclusion of Anchor's operating results and the full consolidation of the Joint Venture, as well as improved margins in product sales, and increased yields and growth in the installed base of recurring revenue games.

Revenues and Gross Profit Margins
Total revenues for the third quarter of fiscal 2002 grew to $522.4 million compared to $320.1 million for the prior year quarter, primarily due to the acquisition of Anchor. Anchor's operations and the fully consolidated results of the Joint Venture activities contributed $206.1 million to total revenues and $105.3 million in total gross profit in the current quarter. Prior to the acquisition, our share of the Joint Venture revenues, net of expenses, were reflected as earnings of unconsolidated affiliates.

Product sales totaled $222.4 million on shipments of 31,300 units worldwide for the third quarter of fiscal 2002. Comparatively, the prior year quarter sales totaled $222.7 million on shipments of 32,600 units. Although product revenues and units were down slightly over the third quarter of last year, the gross profit on product sales improved 8% to $94.3 million in the current quarter from $87.3 million in the prior year quarter. Product sales gross profit margins improved to 42% from 39% in the prior year quarter predominately due to lower component costs, as well as ongoing production efficiencies.

Domestic shipments totaled 17,600 in the current third quarter versus 18,100 in the prior year quarter. Current quarter domestic replacement units totaled 10,300 compared to 10,500 in the same quarter last year. The current quarter benefited from sales, both new and replacement, in the government-operated public gaming sector. We shipped 5,200 units into this market in the current quarter compared to 250 units in the comparable prior year quarter. Expansion of gaming at several West Virginia racetrack and video lottery venues, accompanied by replacement demand from the Atlantic Lottery Commission in Canada and the Oregon Lottery, resulted in increased growth in this market. This increase offset lower volumes in the Nevada and California Native American markets. International shipments totaled 13,700 units in the third quarter of fiscal 2002 compared to 14,400 in the corresponding period last year. Stronger volumes in Australia, Europe and Barcrest over the prior year quarter were offset by lower volumes in Japan.

Revenues from gaming operations for the third quarter improved to $261.2 million from $97.4 million in the same quarter last year. Third quarter gross profit from gaming operations totaled $141.7 million compared to $50.2 million in the third quarter of last year. These improvements resulted from a mix of elements, including the acquisition of Anchor and the full consolidation of the Joint Venture results subsequent to acquisition, additional installations, enhanced yield per game and a greater variety of recurring revenue games, including WAP, instant winner systems, flat fee, participation, and games introduced in alliance with A.C. Coin and Shuffle Master. Historically, our 50% net earnings in our Joint Venture with Anchor were reflected as earnings of unconsolidated affiliates. As a result of the Anchor acquisition, our current quarter includes the fully consolidated Joint Venture activities and Anchor's proprietary games, which together contributed $152.7 million in revenues and $36.3 million in gross profit to our gaming operations.

The total installed base of our proprietary games, including joint venture and alliances units, ended the current quarter at 28,300 machines, an increase from 27,250 one year earlier. Placements of American Bandstand(R), Diamond Cinema(TM), and Harley-Davidson(R) games, and the new Elvira(R) edition of the Spooky(TM) slot series were offset by removals of lower performing proprietary games. On a year-over-year basis, we experienced coin-in per game improvements due to the continued popularity and player preference for our proprietary games. During the quarter we were able to improve our yield per game due to a shift of games out of Nevada and Atlantic City into our other domestic markets. We believe this movement in our installed base over the past few quarters is a reflection of current industry conditions. We operate recurring revenue games across all legal US domestic markets, and the installed patterns vary between jurisdictions.

Revenue from lottery and pari-mutuel systems, acquired with Anchor, totaled $38.7 million for the quarter ended June 29, 2002. Gross profit on our lottery and pari-mutuel systems totaled $12.2 million or 32% of the related revenues. Higher handle revenues from our multi-state lotteries in West Virginia, Delaware, and Minnesota, prompted by large Powerball jackpots during the quarter positively impacted the current quarter results. Our lottery segment experienced improved gross margins in the current quarter from reduced telecommunications and system consultant costs.

Operating Expenses
Operating expenses increased to $101.2 million in the current quarter versus $72.7 million in the comparable prior year quarter. The increase is due primarily to the inclusion of Anchor in the current quarter, which accounted for increases in all operating expense categories except bad debt expense. Expenses also increased due to added litigation expenditures, health and business insurance costs, and our ongoing investment in research and development. As a result of the decision to reclassify our casino operations to discontinued operations during the current quarter, we ceased depreciation and amortization of the related assets. A portion of our current and prior period operating expenses included spending to update our internal software systems with an enterprise resource planning (ERP) solution. Operating expenses as a percentage of revenues improved to 19% in the current quarter from 23% in the prior year quarter.

At the beginning of the current fiscal year, we elected to adopt the provisions of SFAS 142, Goodwill and Other Intangible Assets, which allowed us to cease amortization of goodwill and intangible assets with indefinite lives. Adoption of this pronouncement provided us with a pre-tax benefit of approximately $925,000 for the current quarter. Intangible assets with finite lives recorded with the Anchor acquisition resulted in increased amortization expense of $6.0 million for the current fiscal quarter. We are continuing to work with valuation consultants to finalize the fair value and lives of Anchor's assets acquired, and preliminary numbers are subject to refinement.

Other Income and Expense
Other expense, net, totaled $15.7 million for the current quarter compared to $13.3 million in the year earlier quarter, due primarily to increased interest expense related to Anchor's debt.

Our worldwide tax rate increased to 37.7% during the third quarter compared to 37% for the prior year quarter. With the consolidation of Anchor, we expect our tax rate for fiscal 2002 to be slightly less than 38%.

Discontinued Operations
During the current quarter, we committed to a plan to sell our casino operations acquired in connection with the Anchor acquisition, which includes the Colorado Central Station, the Colorado Grande Casino and our gaming machine route operations in Nevada. Our statements of income reflect the casino operations as discontinued operations for all periods presented. Income from discontinued casino operations, net of tax, totaled $2.0 million for the current third quarter.

Business Segments Operating Profit (See Note 12 of Notes to Condensed Consolidated Financial Statements)
IGT's segment profit reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Subsequent to December 30, 2001, our operating results included activities of Anchor and
the  fully  consolidated   Joint  Venture. Our  current period  results  also
incorporated the additional lottery segment as the result of the Anchor acquisition.

Product sales segment profit for the current quarter improved 29% to $50.3 million or 23% of related revenues compared to $39.2 million or 18% in the comparable quarter last year. This improvement primarily related to increased gross profit margins, and decreased operating expenses.

Segment profit from proprietary gaming improved 45% to $101.0 million in the third quarter of fiscal 2002 compared to $69.6 million in the third quarter of fiscal 2001. These improvements resulted primarily from the consolidation of the Joint Venture activities and the inclusion of Anchor's results subsequent to the acquisition on December 30, 2001, growth in the installed base and enhanced yield per game. As a percentage of revenue and earnings of unconsolidated affiliates, proprietary gaming segment profit totaled 39% in the current quarter versus 51% in the prior year quarter. This fluctuation is primarily due to a greater portion of earnings of unconsolidated affiliates, recorded net of expenses, included in the prior year period.

Third quarter segment profit from our newly acquired lottery segment totaled $589,000 or 2% of the related revenues. Increased handle revenues and cost reductions related to restructuring efforts commenced in March 2001 positively impacting these results.

Nine Months Ended June 29, 2002 Compared to the Nine Months Ended June 30, 2001

Net income for the first nine months of fiscal 2002 totaled $208.3 million or $2.44 per diluted share compared to $158.5 million or $2.07 per diluted share in the prior year period. The current fiscal year period includes income from discontinued casino operations, net of tax, totaling $3.6 million or $0.04 per diluted share and an extraordinary loss on early redemption of debt, net of tax, totaling $909,000 or $0.01 per diluted share. Income from continuing operations for the first nine months of fiscal 2002 grew to $205.6 million or $2.41 per diluted share.

Operating Income
For the nine months just ended, operating income grew 31% to $380.7 million from $291.6 million in the first nine months of fiscal 2001. This growth was attributable primarily to the inclusion of Anchor's operating results and the full consolidation of the Joint Venture subsequent to the Anchor acquisition, as well as improved product sales margins, and increased yields and growth in the installed base of recurring revenue games.

Revenues and Gross Profit Margins
Total revenues for the first nine months of fiscal 2002 grew to $1.3 billion compared to $903.3 million for the first nine months of fiscal 2001. Anchor's operations and the fully consolidated results of the Joint Venture activities contributed $416.6 million to total revenues and $209.6 million in total gross profit in the current nine month period. Prior to the acquisition, our share of the Joint Venture revenues, net of expenses, were reflected in earnings of unconsolidated affiliates.

Product sales totaled $628.4 million on shipments of 93,200 units worldwide for the first nine months of fiscal 2002. Comparatively, the prior year period sales totaled $636.2 million on shipments of 93,000 units. While product revenues were down slightly, the gross profit on total product sales improved 6% year-over-year. Product sales gross profit margins improved to 42% versus 39% in the prior year period predominately due to lower component costs, as well as ongoing production efficiencies.

Domestic shipments totaled 46,400 in the first nine months of fiscal 2002 versus 49,700 in the first nine months of fiscal 2001. Increased shipments, both new and replacement, into the government-operated public gaming markets in the current nine months contributed an additional 8,600 units, offsetting the decrease in Nevada shipments, down 6,500 units, and the decline in the California Native American market, down by 7,900 units compared to the same period last year. Replacement units drove growth for our products across most domestic markets in the first nine months just ended. Domestic replacement sales increased to 29,500 units for the first nine months of fiscal 2002 compared to 16,900 in the comparable prior year period. Customer appeal of ticket-in/ticket-out technology continued to stimulate replacement unit demand, as did replacements in Canadian and Oregon lottery markets.

Further demonstrating the diversity in IGT's markets, declines in domestic product shipments in the nine months ended June 29, 2002 were offset by increased international product shipments. International shipments increased to 46,700 units in the first nine months of fiscal 2002 compared to 43,300 in the comparable prior year period. The successful introduction of new games in Japan improved units to 10,300 in the current nine month period compared to 5,300 in the prior year period.

In April 2002, Anchor's subsidiary, VLC, announced the signing of a contract to deliver 8,400 video lottery replacement units to a wholly-owned subsidiary of Loto-Quebec. The estimated revenue over the duration of the contract is approximately $60.0 million and we anticipate the delivery of these machines to begin during fiscal 2003.

Revenues from our gaming operations for the first nine months improved to $618.0 million compared to $267.1 million in the comparable prior year period. Gross profit from gaming operations totaled $334.8 million compared to $144.5 million in the first nine months of last year. These improvements resulted from a mix of elements, including the acquisition of Anchor and the full consolidation of the Joint Venture results subsequent to acquisition, growth in the installed base, enhanced yield per game and a greater variety of recurring revenue games, including WAP, instant winner systems, flat fee, participation and games introduced in alliance with A. C. Coin and Shuffle Master. Prior to the Anchor acquisition on December 30, 2001, the results of our half of the Joint Venture were reflected as earnings of unconsolidated affiliates. Subsequent to the acquisition, the results of Anchor and the fully consolidated Joint Venture contributed $304.9 million in revenues and $73.5 million in gross profit to our gaming operations.

The total installed base of our proprietary games, including joint venture and alliance units, ended the current period at 28,300 units, an increase from 27,250 one year earlier. Placements of American Bandstand(R), Diamond Cinema(TM), and Harley-Davidson(R) games, and the new Elvira(R) edition of the Spooky(TM) slot series, were offset by removals of lower performing proprietary games. On a year-over-year basis, we experienced coin-in per game improvements due to the continued popularity and player preference for our proprietary games. During the period we were able to improve our yield per game due to a shift of games out of Nevada and Atlantic City into our other domestic markets. We believe this movement in our installed base over the past few quarters is a reflection of current industry conditions. We operate recurring revenue games across all legal US domestic markets, and the installed patterns vary between jurisdictions. Additionally, growth in our installed base of proprietary games is a result of timing of product introductions, timing of regulatory approvals in the various markets, competition within the market, and normal product life cycles. In recognition that all games have a finite lifecycle, we systematically replace legacy proprietary games experiencing declining play levels with new games incorporating enhanced entertainment value and improved player appeal. During the first nine months of fiscal 2002, we removed seven proprietary systems in five jurisdictions.

Revenue from lottery and pari-mutuel systems, acquired as part of the Anchor acquisition, totaled $78.3 million for the fiscal year-to-date period ended June 29, 2002. Gross profit for the year-to-date period since acquisition on our lottery and pari-mutuel systems totaled $23.8 million or 30% of the related revenues. Higher lottery systems revenues in Pennsylvania, Florida, Minnesota, and Maryland, as well as reduced costs from restructuring efforts commenced in March 2001, positively impacted these results.

Operating Expenses
Operating expenses increased to $276.2 million in the first nine months of fiscal 2002 compared to $207.9 million in the comparable prior year period. The increase is due primarily to the inclusion of Anchor results subsequent to acquisition in the current fiscal period, which accounted for increases in all operating expense categories except bad debt expense. Expenses also increased due to added litigation expenditures, health and business insurance costs, and our ongoing investment in research and development. As a result of the decision to reclassify our casino operations to discontinued operations in June 2002, we ceased depreciation and amortization of the related assets. The bad debt expense for the current nine month period includes additional provisions recorded for Argentina receivables due to the economic instability and currency devaluation in that country. Our Argentina receivables, denominated in US dollars, totaled approximately $15.3 million at June 29, 2002 and were approximately 66% reserved. A portion of our current and prior period operating expenses included spending to update our internal software systems with an enterprise resource planning (ERP) solution. Operating expenses as a percentage of revenues improved to 21% in the current nine months from 23% in the comparable prior year period.

At the beginning of the current fiscal year, we elected to adopt the provisions of SFAS 142, Goodwill and Other Intangible Assets, which allowed us to cease amortization of goodwill and intangible assets with indefinite lives. Adoption of this pronouncement provided us with a pre-tax benefit of approximately $2.8 million for the current nine month period. Intangible assets with finite lives recorded with the Anchor acquisition resulted in increased amortization expense of $13.9 million for the current fiscal period. We are continuing to work with valuation consultants to finalize the fair value and lives of assets acquired, and preliminary numbers may change.

Other Income and Expense
Other expense, net, grew to $50.7 million for the first nine months of fiscal 2002 compared to $40.1 million in the prior year period, due to increased interest expense related to Anchor's debt and increased foreign currency losses related to the devaluation of the Argentine peso.

Our worldwide tax rate increased to 37.7% for the current nine month period compared to 37% in the prior year period. With the consolidation of Anchor, we expect our tax rate for fiscal 2002 to be just below 38%.

Discontinued Operations
In June 2002, we committed to a plan to sell our casino operations acquired in connection with the Anchor acquisition, which include the Colorado Central Station, the Colorado Grande Casino and our Nevada gaming machine route operations. Our statements of income reflect the casino operations as discontinued operations for all periods presented. Income from discontinued casino operations, net of tax, was $3.6 million for the current nine month period.

Business Segments Operating Profit (See Note 12 of Notes to Condensed Consolidated Financial Statements)
IGT's segment profit reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses. Our proprietary gaming segment includes both our wholly-ownedgaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Effective December 30, 2001, our operating results included activities of Anchor and the fully consolidated Joint Venture. Our current period results also incorporated our new lottery segment acquired with Anchor.

Product sales segment profit for the first nine months of fiscal 2002 increased 4% to $123.2 million or 20% of related revenues from $119.0 million or 19% in the same period last year, primarily related to improved gross profit margins as discussed above.

Segment profit from proprietary gaming improved 39% to $264.5 million in the first nine months of fiscal 2002 compared to $190.2 in the first nine months of fiscal 2001, primarily due to the inclusion of Anchor's results and the full consolidation of the Joint Venture subsequent to the acquisition. As a percentage of revenue and earnings of unconsolidated affiliates, proprietary gaming segment profit totaled 41% in the current nine-month period versus 51% in the prior year period. This fluctuation is primarily due to a greater portion of earnings of unconsolidated affiliates, recorded net of expenses, included in the prior year period. Current period segment profit from our lottery segment totaled $1.0 million or 1% of the related revenues. Increased lottery system revenues in several jurisdictions and cost reductions related to restructuring efforts commenced in March 2001 positively impacted these results.

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

Cash Flow From Operating Activities

Cash provided by operations in the first nine months of fiscal 2002 totaled $357.9 million compared to $53.1 million in the prior year period. The increase in operating cash flow in the current period is largely due to improvements in inventories and receivables, as well as payment timing in prepaid expenses, accounts payable, distributions from unconsolidated affiliates, and accrued and deferred income taxes. Other significant fluctuations year-over-year were due primarily to the inclusion of Anchor's operating results and the full consolidation of the Joint Venture subsequent to the acquisition on December 31, 2001.

Cash Flow From Investing Activities

Net cash flow from investing activities provided $114.2 million in the current nine months compared to $64.7 million used in the prior year period. This fluctuation is primarily related to cash balances of Anchor and the Joint Venture acquired on December 30, 2001. Other significant increases in the current period investing cash flow related to proceeds from the sale of Anchor's Pala management contract and a decrease in cash advanced on loans receivable. Use of cash from investing activities included purchases of property, plant and equipment totaling $23.1 million in the current nine month period compared to $20.9 million in the prior year period. A portion of this capital spending was used to update our internal software systems with an enterprise resource planning (ERP) solution in both fiscal periods.

Cash Flow From Financing Activities

Net cash flow from financing activities used $313.2 million in the nine months ended June 29, 2002 compared to $42.8 million provided in the prior year period. This fluctuation is primarily due to the use of $249.3 million for purchases of treasury stock and $140.0 million for the early repayments of our Senior Notes and Anchor's credit facilities during the current period.

Other Cash Flow Information

Inventory Transfers to Gaming Operations Equipment
The $26.1 million of net cash used for inventory in the nine months just ended is comprised of the $2.0 million net decrease in our inventory balances, reduced by $25.0 inventory added through acquisition and $2.5 million in currency translation adjustment, and increased by $11.6 million of obsolescence and $44.0 million of non-cash transfers to gaming operations equipment. Property, plant, and equipment increased during the nine months ended June 29, 2002 as the result of capital expenditures and non-cash transfers of machines from inventory to gaming systems equipment, as well as the Anchor acquisition.

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

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our proprietary progressive jackpot systems games. Net cash flow from these activities collectively provided cash of $9.8 million in the first nine months of fiscal 2002 and $15.6 million in the comparable prior year period.

Stock Repurchase Plan

Our Board of Directors originally authorized IGT's stock repurchase plan in October 1990. As of July 27, 2002, the remaining shares repurchase authorization, as amended, was 4.7 million additional shares. During the first nine months of fiscal 2002, we repurchased 3.6 million shares for an aggregate price of $214.0 million. Cash flows for the first nine months of fiscal 2002 also included $35.3 million for purchases of treasury stock that were initiated and accrued in September 2001. No additional shares have been repurchased since July 27, 2002.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $275.7 million at June 29, 2002. Of this amount, $2.1 million was drawn, $7.8 million was reserved for letters of credit and the remaining $265.8 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit financial commitments we may make without the written consent of the lenders and require the maintenance of certain financial ratios. At June 29, 2002, we were in compliance with all applicable covenants.

IGT assumed approximately $337.0 million, net of discount, in long-term debt upon completion of the Anchor acquisition. Immediately subsequent to the acquisition, we repaid in full and terminated Anchor's senior credit facility of $89.5 million using available cash. During April 2002, we repurchased $42.2 million face value of our outstanding Senior Notes. The loss attributed to the tender at approximately $12.0 million, net of tax, or $0.14 per diluted share, will be reflected in our fourth quarter earnings.

During July 2002, we completed a cash tender offer to repurchase Anchor's outstanding 9.875% fixed rate Senior Subordinated Notes due 2008. This transaction substantially extinguished all of the debt outstanding that was assumed in the Anchor acquisition. The loss attributed to the tender at approximately $12.0 million, net of tax, or $0.14 per diluted share, will be reflected in our fourth quarter earnings.


Liquidated Damages Under On-line Lottery Contracts

Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our US lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system start-up and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for substantial expense. Our lottery contracts generally require us to post a performance bond, which may be substantial, securing our performance under such contracts. At the end of June 2002, we had $1.7 million accrued for liquidated damages.

Financial Condition
                                   June 29, 2002        September 29, 2001
--------------------------------------------------------------------------
(Amounts in millions)
Total assets                         $  3,400                 $1,923
Total liabilities                       2,039                  1,627
Total stockholders' equity              1,361                    296

Total assets increased $1.5 billion during the first nine months of fiscal 2002 primarily due to the acquisition of Anchor completed on December 30, 2001 and the associated full consolidation of the Joint Venture. Total liabilities at June 29, 2002 increased $412.0 million, also mainly due to the acquisition of Anchor and the full consolidation of the Joint Venture.

Total stockholders' equity increased $1.1 billion predominantly related to the fair value of shares issued for the Anchor acquisition. Additional paid in capital also increased as the result of employee stock plans.

Recently Issued Accounting Standards

In June 2001, the FASB issued two new standards, SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. Together these statements changed the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. IGT adopted SFAS 141 for business combinations completed after June 30, 2001. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill and indefinite lived assets, including goodwill recorded in past business combinations, ceases upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. As the result of adopting SFAS 142 as of September 30, 2001, the beginning of our fiscal year 2002, we have discontinued amortization of goodwill. See Note 5 of Notes to Condensed Consolidated Financial Statements.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The changes in this statement require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gain and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (APB) Opinion 30. This statement is effective for our 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. The adoption of this statement will require us to reclassify our prior period losses from early retirement of debt from extraordinary to continuing operations. See Note 13 of Notes to Condensed Consolidated Financial Statements.


In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force(EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We have not yet determined the impact of this statement on our financial position and results of operations, if any.

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

Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

Our business is dependent on the gaming industry and would be adversely affected
--------------------------------------------------------------------------------
by adverse changes in the gaming industry including:
---------------------------------------------------
o a decline in demand for our gaming products or reduction in the growth rate of new and existing markets;
o delays of scheduled openings of newly constructed or planned casinos;
o a decline in public acceptance of gaming; and
o reduced levels of gaming play on our gaming systems or customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures after the terrorist attacks of September 11, 2001; we can not predict what impact these events may have going forward on gaming play and customer demand for our gaming machines, but reduced levels of gaming play or customer capital expenditures will adversely impact results of operations.

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

Our business operations are subject to other risks, including:
--------------------------------------------------------------
o reduced lottery sales in lottery jurisdictions where we have lottery contracts;
o we may not be able to keep or renew existing lottery contracts;
o competition in Colorado could adversely affect our Colorado casino operations.
o the loss or retirement of our key executives or other key employees;
o adverse changes in the credit worthiness of parties with whom we have receivable and foreign currency exchange contracts;
o the loss of lessees on sublet properties no longer used in our operations;

o discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation;
o an inability to generate sufficient cash flow to reinvest in our business and service debt obligations;
o an inability to comply with debt covenant restrictions, which may trigger payment acceleration provisions;
o increased costs due to reliance on third-party suppliers and contract manufactures;
o agreements with Native American casinos may subject us to sovereign immunity risk; and
o difficulties in successfully upgrading our internal software system with an enterprise resource planning (ERP) solution within a predetermined timeframe.

Our acquisition of Anchor exposed us to additional risks that may affect our
-------------------------------------------------------------------------------
combined operations, including the following:
o any unfavorable change in IGT's or Anchor's relationship with third parties resulting from the acquisition may reduce our post-acquisition profits;
o we may have difficulty integrating parts of the Anchor operations;
o inability to retain key personnel after the acquisition;
o changes to the preliminary fair values and lives assigned to amortizable or depreciable assets that impact the results of operations; and
o Anchor's lottery business could subject us to significant liquidated damage claims, which could adversely effect our operating results.


Trademarks and Copyright Information

Italicized text indicates trademarks of IGT or its licensors. Included in this filing are the following trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries:
Diamond Cinema, MegaJackpots and Spooky.

IGT also designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games that have been mentioned in this filing and their related trademark and copyright ownership information are as follows: HARLEY-DAVIDSON(R) is among the registered trademarks of H-D Michigan, Inc.; Elvira(R) is a trademark of Queen "B" Productions; American Bandstand is a registered trademark of dick clark productions, inc.; Wheel of Fortune is a registered trademark of Califon Productions, Inc.; I Dream of Jeannie is a trademark of CPT Holdings, Inc.

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

Foreign Currency Risk

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the non-functional currency monetary assets and liabilities of our operations. The primary business objective of this hedging program is to minimize the impact to our earnings resulting from exchange rate changes. At June 29, 2002, we had net foreign currency exposure of $43.7 million hedged with $43.2 million in forward contracts. At September 29, 2001, we had net foreign currency exposure of $44.6 million hedged with $40.5 million in forward contracts. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. During the previous quarter we entered into a forward exchange contract to hedge a firm commitment in the amount of $61.2 million denominated in foreign currency for a Canadian lottery contract. The hedge has been designated as a fair value hedge. There were no firm commitment hedges during the prior year period.

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

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound, the European euro and the Japanese yen. We estimated that a 10% change in foreign exchange rates would have impacted operating results by approximately $2.3 million in the current period and $1.5 million in the prior year-to-date period. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

IGT's results of operations are exposed to fluctuations in bank lending rates and the cost of US government securities used to fund liabilities to jackpot winners. We record expense for future jackpots based on these rates, which are impacted by market interest rates and other economic conditions. Therefore, the gross profit on our proprietary gaming segment decreases when interest rates decline. We estimated that a 10% decline in interest rates would have impacted gaming operations and earnings of unconsolidated affiliates by $9.1 million in the first nine months of fiscal 2002 and $7.1 million in the comparable prior year period. IGT currently does not manage this exposure with derivative financial instruments.

During October 2001, Anchor entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250.0 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we make payments based on a specific spread over six-month LIBOR and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70.0 million as of June 29, 2002. During July 2002, we completed a cash tender offer to repurchase Anchor's outstanding 9-7/8% fixed rate Senior Subordinated Notes. The interest rate swap agreement was terminated in conjunction with this debt repurchase.

During July 2002, we completed a cash tender offer to repurchase Anchor's outstanding 9-7/8% fixed rate Senior Subordinated Notes due 2008 for $267.0 million. This transaction substantially extinguishes all of the debt outstanding that was assumed in the Anchor acquisition. If interest rates increased by 10%, the fair market value of our remaining outstanding Senior Notes would have decreased approximately $27.8 million at June 29, 2002 and $33.2 million at September 29, 2001.

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

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in our proxy statement and form of proxy for the 2003 Annual Meeting of Stockholder must be received by us by September 27, 2002. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. In addition, a stockholder desiring to present a proposal at the 2003 Annual Meeting must deliver written notice of the proposal to us prior to December 11, 2002, or the persons appointed as proxies in connection with the meeting will have discretionary authority to vote on the proposal.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               None

      (b)      Reports on Form 8-K

               Anchor filed a Current Report on Form 8-K on July 25, 2002 regarding the tender offer to repurchase 9.875% Senior Subordinated Notes.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 12, 2002

                                       INTERNATIONAL GAME TECHNOLOGY


                                       By:  /s/ Maureen Mullarkey
                                            ---------------------------
                                            Maureen Mullarkey
                                            Senior Vice President and
                                            Chief Financial Officer

                                WRITTEN STATEMENT
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350



     The  undersigned,   G. Thomas Baker, the  Chief  Executive Officer  of
International Game Technology (the "Company"), pursuant to 18 U.S.C. Section 1350, hereby certifies that:

               (i) the Quarterly Report of the Company, on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information  contained in the Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated: August 12, 2002



                                               /s/ G. Thomas Baker
                                               -----------------------------
                                               G. Thomas Baker
                                               Chief Executive Officer
                                               International Game Technology



This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                WRITTEN STATEMENT
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350



     The  undersigned,   Maureen T. Mullarkey, the  Chief Financial Officer  of
International Game Technology (the "Company"), pursuant to 18 U.S.C. Section 1350, hereby certifies that:

               (i) the Quarterly Report of the Company, on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information  contained in the Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated: August 12, 2002



                                               /s/ Maureen T. Mullarkey
                                               -----------------------------
                                               Maureen T. Mullarkey
                                               Chief Financial Officer
                                               International Game Technology



This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.