Form 10-K
period 2002-09-28
INTERNATIONAL GAME TECHNOLOGY
filed 2002-12-18
CIK 353944

FORM 10-K
                       Securities and Exchange Commission

                             Washington, D.C. 20549
                            _______________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the Fiscal Year Ended September 28, 2002

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

                    9295 Prototype Drive, Reno, Nevada 89521
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (775) 448-7777

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 23, 2002:

                                 $6,673,952,261

The number of shares outstanding of each of the registrant's classes of common stock, as of November 23, 2002:

              86,929,391 shares of Common Stock, $.000625 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                Table of Contents


                                     Part I
                                                                            Page

Item     1.     Business                                                       2

Item     2.     Properties                                                    23

Item     3.     Legal Proceedings                                             23

Item     4.     Submission of Matters to a Vote of Security Holders           23


                                     Part II

Item     5.     Market for Registrant's Common Stock and Related
                Stockholder Matters                                           24

Item     6.     Selected Financial Data                                       25

Item     7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     26

Item     7a.    Quantitative and Qualitative Disclosures about Market Risk    36

Item     8.     Consolidated Financial Statements and Supplementary Data      37

Item     9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           78


                                    Part III

Item     10.    Directors and Executive Officers of the Registrant            78

Item     11.    Executive Compensation                                        78

Item     12.    Security Ownership of Certain Beneficial Owners
                and Management                                                78

Item     13.    Certain Relationships and Related Transactions                78

Item     14.    Controls and Procedures                                       78


                                     Part IV

Item     15.    Exhibits, Financial Statement Schedule and Reports
                on Form 8-K                                                   79

                Signatures                                                    81

                Certifications                                                83

                                    Part I
Item 1.  Business

Company Overview

International Game Technology is recognized as one of the world leaders in the development and production of computerized gaming products. We operate in three lines of business: product sales, proprietary gaming and lottery systems. Founded in 1980, IGT principally served the casino gaming industry in the United States (US). In 1986, we began expanding our business internationally. In addition to our US production, we currently manufacture our products in the United Kingdom (UK) and through third party manufacturers in Japan, Canada and Germany. IGT also maintains sales offices in selected legalized gaming jurisdictions globally, including Australia, Europe, Japan, Latin America, New Zealand and South Africa.

Unless the context indicates otherwise, references to "International Game Technology," "IGT," "we," "our," or "the Company" includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89521; our telephone number is (775) IGT-7777; our internet address is www.IGT.com. Through our website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.

Forward Looking Statements and Risk Factors

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Throughout this Annual Report on Form 10-K we make some "forward looking" statements, which are not historical facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our success in the gaming industry depends in large part on our ability to
--------------------------------------------------------------------------
develop innovative products and systems and would be adversely affected by:
---------------------------------------------------------------------------
 o  a decline in the popularity of our gaming products with players;
 o  a lack of success in developing new products;
 o  an increase in the popularity of competitors' games;
 o a negative change in the trend of consumer acceptance of our newest systems innovations including ticket-in/ticket-out voucher technology.

Demand for our products, placement of our proprietary games and operation of our
--------------------------------------------------------------------------------
lottery systems would be adversely affected by:
-----------------------------------------------
o  a reduction in the growth rate of new and existing markets;
o  delays of scheduled openings of newly constructed or planned casinos;
o reduced levels of gaming play on our gaming systems or weakened customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures;
o a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines;
o  a decline in public acceptance of gaming;
o  a reduction in lottery sales in jurisdictions where we hold lottery contracts;
o  a loss of or inability to renew lottery contracts; and
o failure to meet implementation and performance obligations of our online lottery systems operations could subject us to significant liquidated damage claims.

We operate in a highly regulated industry and our ability to operate in certain
-------------------------------------------------------------------------------
jurisdictions could be adversely affected by:
---------------------------------------------
o  unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o  adverse changes in or findings of
   non-compliance with applicable governmental gaming regulations;
o  delays in approvals from regulatory agencies;
o a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

Our intellectual property rights are subject to risks, including:
-----------------------------------------------------------------
o potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed games and technology;
o competitors' infringement upon our existing trademarks, patents and copyrights; and
o approval of competitors' patent applications that may restrict our ability to compete effectively.

Our business is vulnerable to changing economic conditions, including:
----------------------------------------------------------------------
o unfavorable changes in economic conditions including those that effect the relative health of the gaming industry;
o  political or economic instability in international markets;
o changes in interest rates causing a reduction of investment income or in the value of market rate sensitive investments; and
o  fluctuations in foreign exchange rates, tariffs and other trade barriers.

Our outstanding Senior Notes and borrowings under credit facilities subject us
------------------------------------------------------------------------------
to certain additional risks, including:
---------------------------------------
o increasing our vulnerability to general adverse economic and industry conditions;
o limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
o requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and corporate requirements;
o limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
o  disadvantaging us compared to competitors with less indebtedness.

Our business operations are subject to other risks, including:
--------------------------------------------------------------
o  the loss or retirement of our key executives or other key employees;
o adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts;
o  the loss of tenants on sublet properties no longer used in our operations;
o  difficulty integrating parts of the Anchor operations;
o  changes to the fair value or lives assigned to assets acquired from Anchor;
o the discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation;
o increased costs due to reliance on third party suppliers and contract manufacturers;
o agreements with Native American casinos which may subject us to sovereign immunity risk; and
o we have been working for some time through several phases of our enterprise resource planning (ERP) solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing our new information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.

Anchor Acquisition

On December 30, 2001, IGT completed the acquisition of Anchor Gaming (Anchor). Subsequently, we merged Anchor Gaming into International Game Technology. Since the acquisition, we have focused our efforts on the successful integration of the two entities by combining our complementary resources to develop new games more effectively for the benefit of our customers. We have assimilated the personnel and physical resources of the two companies to achieve the most effective mix of game design, productivity and customer service. We believe our efforts will make IGT a more effective supplier to the casino and lottery industries. The most notable change to our financial results following the acquisition is the consolidation of our joint venture with Anchor, The Spin for Cash Joint Venture (JV), which was previously accounted for under the equity method. In addition, with Anchor we expanded our business activities into online lottery systems and augmented our presence in the North American public gaming sector.

In June 2002, we committed to a plan to sell the Anchor casino operations. This includes the two casinos in Colorado (Colorado Central Station and Colorado Grande) and the Nevada slot route operation. We determined that these assets were not a strategic fit with our core business. In December 2002, we announced that we entered into a definitive agreement pursuant to which Herbst Gaming will purchase substantially all of the assets of the Nevada slot route operations of Anchor Coin, a subsidiary of IGT. The sale is subject to Herbst Gaming obtaining the required financing and regulatory and third party approvals, including gaming regulatory approvals and expiration of the waiting period under Hart-Scott-Rodino Act. The transaction is expected to be completed in quarter ending March 2003. See Notes 2 and 7 of our Consolidated Financial Statements for additional information concerning the acquisition of Anchor and planned divestiture of the casino operations.

Lines of Business

IGT operates principally in three lines of business:

o Product sales encompasses the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems.
o Our proprietary gaming segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Proprietary gaming includes the development, marketing and operation of wide area progressive (WAP) systems, stand alone games, and gaming equipment leasing. Prior to the Anchor acquisition, the JV activities were accounted for under the equity method and the revenues were reflected net of expenses as earnings of unconsolidated affiliates on the income statements. Subsequent to the acquisition, the JV activities have been consolidated.
o Lottery systems consists of the development, manufacturing, operation and sale of online lottery and pari-mutuel systems and related equipment.

The table below presents our business segment revenues and earnings of unconsolidated affiliates for the fiscal years ended:


                                                        September       September       September
                                                          2002            2001            2000
         -----------------------------------------------------------------------------------------
         (Amounts in thousands)
         Product sales                                $   846,080     $   824,267      $  603,381
         Proprietary gaming
           Gaming operations                              882,432         374,942         295,023
           Earnings of unconsolidated affiliates           32,470         142,630         105,991
                                                       ----------      ----------      ----------
         Total proprietary gaming                         914,902         517,572         401,014
                                                       ----------      ----------      ----------
         Lottery systems                                  119,056               -               -
                                                       ----------      ----------      ----------
         Total                                         $1,880,038      $1,341,839      $1,004,395
                                                       ==========      ==========      ==========

See Note 19 of our Consolidated Financial Statements for additional financial information related to our principal lines of business.

Product Sales
IGT designs, manufactures and markets computerized casino gaming products and systems for both domestic and international markets. Domestically, we manufacture a broad range of gaming machines, consisting of traditional spinning reel slot machines, video gaming machines, government sponsored terminals and other video gaming devices. In the international markets, we target the Amusement With Prize (AWP), casino style, private club, gaming hall and government sponsored video gaming machine markets. For our domestic and certain international markets, we offer hundreds of recognized game themes. We typically sell our machines directly or through distributors to our customers, and in certain circumstances finance the sale or lease of the equipment.

In the domestic gaming market, IGT holds an estimated 67% share of the installed base of gaming machines. We believe our market share is the result of our commitment to innovation in video and spinning reel slot technology, our extensive theme library, our manufacturing capacity and the combined efforts of our compliance, sales and customer service teams.

In addition to gaming machines, we offer a variety of gaming systems products to our customers. These systems products and services enhance the players' gaming experience and provide operational efficiencies for our customers. Our casino management system software supports our comprehensive family of IGT Gaming Systems(TM) (IGS(TM)) products. This system software includes integrated or stand-alone modules providing casino operators with real-time information in the areas of slot machine performance, patron management, reporting and analysis for table games along with credit and banking data. Our EZ-Pay(TM) ticket-in/ticket-out (TITO) system provides slot machines with the capability of accepting tickets, enabling players to move from one machine to another without the inconvenience of handling coins. Casinos have the option to use both hoppers and tickets-in machines connected to the EZ-Pay(TM) system. This technology works with both IGT and competitors' slot systems and integrates into casinos' existing systems and internal controls, while meeting the regulatory requirements of each gaming jurisdiction.

The following schedule details our percentage of revenues derived from product sales for the fiscal years listed. Other gaming products include revenues from pachisuro sales, parts, equipment and service.

                                            September   September   September
                                              2002         2001        2000
         --------------------------------------------------------------------
         Gaming products
            Video products                     50%         53%          44%
            Spinning reel slots                23          18           22
            Gaming systems                      9           8           12
            Amusement with prize                5           4            2
            Other gaming products (1)          13          17           20
                                              ---         ---          ---
         Total Product Sales                  100%        100%         100%
                                              ===         ===          ===

Proprietary Gaming
Our proprietary games are placed in both domestic casinos and government sponsored gaming markets. In the domestic casino markets, games are placed under a broad spectrum of recurring revenue pricing arrangements including WAP systems, stand alone participation and flat fee, and hybrid pricing or premium products that include a product sale and a recurring fee. In the government sponsored public gaming markets of Delaware and Rhode Island, we have long-term lease arrangements to place games at racetracks.

WAP games differ from stand alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

We continually provide innovation and enhanced player appeal to our proprietary games consistent with product lines that are sold directly to the casinos. This is accomplished through the introduction of feature rich games with second event bonusing and by incorporating popular themes such as Wheel of Fortune(R), Megabucks(TM), Regis' Cash Club(TM), The Price is Right(TM) and $1,000,000 Pyramid(TM). New themed product introductions planned for fiscal year 2003 include, but are not limited to, Magic 8 Ball(R), Uno(R), I Love Lucy(R), American Graffiti(TM), Beetle Bailey(TM), Lifestyles of the Rich and Famous(TM), Beverly Hillbillies(TM), Sale of the Century(TM) and Family Feud(TM). Extensions of the current installed base include the Diamond Cinema Series(TM), featuring James Dean(TM), Marilyn Monroe(TM), Frank Sinatra(TM) and Steve McQueen (TM).

As a developer and market share leader in this segment, we recognize that all games, including our proprietary games, have a finite lifecycle. Due to the intense competition and accelerated pace of proprietary games introduced into the market each year, the lifecycle of these games can vary significantly. As a result, IGT systematically replaces games experiencing declining play levels with new games and extensions of existing brands.

At September 28, 2002, we placed proprietary games in 18 domestic jurisdictions and selected international locations including Italy, Iceland and South Africa. Included among the domestic jurisdictions is Native America, which encompasses 146 sovereign tribes, located in 15 US states. In the domestic markets we hold an estimated 77% share of the installed base of the recurring revenue market. The following schedule provides information regarding our installed base of proprietary games as of the end of fiscal 2002. Casino owned games are primarily comprised of machines we sell with royalty agreements, primarily with Action Gaming, where we receive a daily royalty fee.


                  IGT owned games
                    Casino markets            28,600
                    Public gaming markets      3,500
                                              ------
                                              32,100
                  Casino owned games          19,300
                                              ------
                  Total                       51,400
                                              ======

See Note 1 of our Consolidated Financial Statements for additional information concerning the operation of our proprietary games.

Lottery Systems
Our lottery systems segment consists of online lottery and pari-mutuel wagering systems, operations and products. This segment was acquired with Anchor. IGT Online Entertainment Systems (OES), (formerly Automated Wagering International
(AWI)) designs, manufactures, installs and operates or sells online and instant lottery systems and terminals. Our subsidiary, United Tote, designs, manufactures, installs and operates or sells computerized pari-mutuel wagering systems and products.

Online Lottery
Online lotteries are conducted through a computerized system in which lottery terminals are connected to a central computer. These systems include both the hardware and software needed to process lottery transactions. The hardware consists of terminals located in retail outlets, a telecommunications network and a central computer system. Software components include communication applications and the software that operates the system, processes sales and validates the lottery game tickets.

In 1971, AWI, OES's predecessor, designed and installed the country's first online lottery system for the state of New Jersey, subsequently developing and installing many system and service features that are now standard in the industry. In addition to designing new and innovative lottery games, we design, manufacture and distribute lottery terminals, central computers and software, and have developed the expertise to interface these products with a wide range of communication networks including telephone lines and alternate communication systems.

In the US, state online lottery contracts are typically sole source contracts with terms between five and nine years that are awarded through a competitive bid process. We maintain ownership of the lottery system and operate it for the state in return for a percentage of the lottery ticket sales. By contrast, in foreign jurisdictions, the lottery authorities purchase the lottery system and license the related software. Training of lottery personnel in the operation of the system and add-on services such as system enhancements, equipment maintenance and ticket stock production may be offered under separate contracts for a fixed fee or a fixed fee plus a percentage of the handle.

We generally install and commence operations of a lottery network within six to twelve months from the award of a new lottery contract. Following the start-up, we are responsible for all aspects of the network's operations. We operate lottery systems in each jurisdiction with two or more central computer systems, employing a dedicated workforce consisting of a site manager, computer and hotline operators, customer service and terminal repair technicians. The equipment used must comply with the specifications established by the jurisdiction, and new contracts typically require the installation of new equipment.

Online lottery revenues fluctuate depending on the relative sizes of jackpots, the number of terminals online and the volume of tickets sold in the contracted jurisdictions. The table below illustrates terms of our domestic lottery contracts and the approximate number of retail terminals installed in each jurisdiction.


                          Original        Current           Lottery
                          Contract        Contract         Authority            Online
                         Effective       Expiration        Extension         Terminals at
       Jurisdiction         Date            Date            Options       September 28, 2002
       ---------------   -----------     -----------      ------------    ------------------
       Delaware            Jan 1978        Feb 2010        5 one-year            400
       Florida             Jan 1988        Dec 2004              None          8,800
       Indiana             Jan 1999        Aug 2006        3 one-year          4,100
       Maryland            Dec 1995        Jul 2006              None          4,100
       Minnesota           May 1990        Feb 2003              None          2,000
       Pennsylvania        Mar 1977        Dec 2005        3 one-year          6,200
       South Dakota        Jul 1990        Sep 2006        3 one-year            350
       West Virginia       Feb 2000        Jul 2005        2 one-year          1,400


The Minnesota contract, which represents approximately 7.5% of our fiscal 2002 online lottery revenues, was awarded to a competitor and is our only contract that is scheduled to expire during fiscal 2003. OES's current Florida contract expires in December 2004 and a request for proposal will be issued in early 2003.

Internationally, we have sold to and currently support or maintain lottery systems for customers in Canada, Chile, China, Norway, Switzerland, Vietnam and the West Indies.

Pari-mutuel Wagering
Pari-mutuel wagering is currently authorized in 40 US states, all provinces in Canada, and many foreign countries and is conducted at horse and greyhound racetracks, off-track betting facilities, bicycle velodromes and jai alai arenas. We provide pari-mutuel wagering services, through our United Tote subsidiary, to over 110 of the pari-mutuel facilities in North America, as well as to facilities in South America, Europe and Asia.

Pari-mutuel wagering is pooled wagering in which a central computer system totals the amounts wagered and adjusts the payouts to reflect the proportionate amount bet on a racing event's final outcome. The pooled wagers are paid out proportionately to bettors as winnings, to the applicable regulatory or taxing authorities and as purses to the owners and trainers of the horses or greyhounds to encourage them to enter the racetrack's live races. The balance of the pooled wagers is retained by the wagering facility.

Product Development

IGT's standing as a leader in the global gaming market is built largely on our ability to develop and design games that people want to play combined with our innovative systems to improve casino operations and profitability. We consistently strive to design and deliver the highest quality products, systems and services in the industry. We accomplish this by anticipating client needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our emphasis and investment in R&D has allowed us to maintain our market share leadership position in the industry. We have seven design centers located worldwide, in addition to our primary development team located in Nevada. These strategically located centers provide us with a local presence and access to our customers, allowing us to respond to market needs and preferences in a timely manner. We also have two development centers that specifically focus on our lottery business segment. We have over 1,000 employees worldwide, dedicated to product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. During fiscal year 2002, we invested approximately $80.3 million in R&D, as compared to $62.5 million in fiscal 2001 and $55.2 million in fiscal 2000.

The main factor influencing the purchase or placement of a gaming machine is player appeal, followed by a mix of elements including price, service, reliability, operational efficiencies, technical capability and the financial condition and reputation of the manufacturer. Player appeal is the combination of machine design, hardware, software, game features and ease of play that ultimately improves the earning power of gaming machines and the operator's return on investment. To increase the player appeal of our machines, our R&D efforts are tailored toward the specific demands of our customers as well as the users of our products. IGT continues to develop creative designs, innovative mechanical top boxes and multiple interactive bonus features. Combining these efforts with our entertainment license library and patented intellectual property provides gaming machines with a high degree of player appeal.

Domestically in fiscal year 2002, we introduced more than 70 new game themes addressing both the video and spinning reel markets. We expect this level of performance from our development teams to continue into the future. All new games are subject to regulatory approval across the jurisdictions we service. Using MegaTest(TM), our online computerized testing and monitoring system, we evaluate and forecast acceptance of new products in order to quickly identify the more popular gaming concepts. The MegaTest(TM) system uses a central computer to monitor the performance of games placed in a representative sample of casinos throughout Nevada. The MegaTest(TM) program allows us to test games in a relatively short time span with a high degree of accuracy, resulting in a quicker release of higher performing games.

Our product line includes: Game King(R) video platform, which offers a single or multi-game format with a touch screen monitor utilizing the iGame-Plus(TM) interactive video games with animated graphics and secondary bonusing features; the Vision Series(R), a spinning reel slot combined with a full color liquid crystal display; and the S2000(TM) spinning reel platform which combines one of the broadest game libraries with upgraded processor boards and an enhanced sound package. Multi-line, multi-coin video based games are currently among the most popular games on the casino floor. In response to this trend, our products employ advanced technology to enhance entertainment and communication features while retaining many of the familiar and popular features of older games. In 2002, we introduced our latest processor, the Advanced Video Platform (AVP(TM)) which provides improved graphic capabilities such as full screen live streaming videos and animations with bright vivid colors along with an enhanced stereo sound system. The AVP(TM) processor greatly expands the storage capacity allowing space for complex bonusing features.

In the government sponsored public gaming or video lottery markets, the VLC 8800(TM) platform continues to hold a significant market share as governments replace their older equipment. The 8800's can connect to all the major domestic video lottery control systems. This platform offers a multi-game format with Multi-Denomination(TM) and second screen bonus features. We continue to add enhancements to the platform, including machines with both buttons and touch screens.

In international markets, our strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible or required. For the European casino market, Barcrest has designed the Enhanced series of reel based, casino style games to complement the current product offerings in this market. The Enhanced machine incorporates top box technologies designed in the UK with our casino style machines to add bonus features. In Australia, two separate design teams create innovative games for the club and casino markets. In Japan, our engineering department continues to develop new technologies for the pachisuro market.

We continue to expand upon the functionality of TITO and EZ-Pay(TM) with additional system updates and enhancements. These system enhancements incorporate IGT's SAS(TM) 6.0 protocol, recently accepted by the Gaming Standards Association (GSA). (GSA is a non-profit international association of leading gaming manufactures, suppliers and operators whose mission is to define, promote and support standards and specifications for gaming equipment.) Wireless Validation Terminals expand the level of customer convenience by providing properly equipped floor attendants with the ability to validate tickets, print receipts and pay customers right on the casino floor. EZ Pay(TM) Ticket Redemption Stations(TM) provide another convenient way for players to redeem cash-out tickets. Using the automated ticket redemption device's high security, electronically controlled coin and currency hopper, players can redeem cash-out tickets right on the casino floor. We anticipate that future developments will include EZ Pay(TM) promotional tickets that can be loaded with credits and sent out to attract new customers or reward valued players.

The EZ Pay(TM) system is offered in a variety of hardware and software configurations based on the customer's operational needs or regulatory requirements. In a two-wire EZ Pay(TM) configuration all TITO transactions are handled over a secondary casino floor network connected to an EZ Pay(TM) server. Our one-wire configuration is referred to as the Integrated Voucher System(TM) (IVS(TM)). This provides our EZ Pay(TM) software application with the ability to communicate with IGT's own and other vendors' slot systems or the casinos' current systems, using the existing casino floor network.

We provide central control systems for video lottery gaming to government entities. Our central control systems incorporate state-of-the-art technology and are designed with features intended to appeal to the concerns of the operator, including: security of communications, central control of gaming machines on the system, the compatibility of our central control system with gaming machines made by other manufacturers, economy of operation due to the ability to use a dial-up format (as opposed to requiring dedicated lines), on-demand generation of reports and audits, the capability of transferring funds electronically and the flexibility to meet the needs of markets of various sizes, accommodate regulatory changes and adapt to new game designs and features. Our Advanced Gaming System(TM) software is modular in design and allows for the addition of new features including WAPs and downloadable software to gaming machines.

Our development strategy within the online lottery segment is to consistently deliver the technology and services necessary for operations worldwide. Long-term, the online lottery segment is focusing on providing superior game content to the lotteries and ultimately the players. We also design products used in pari-mutuel systems. These include the terminals and the high performance computer hardware and software systems used in them, communications and video display equipment. Our terminals feature an enhanced display, built-in magnetic card readers and some are wireless and others permit telephone wagering. Our next generation terminal product will be PC-based and compatible with the emerging wireless trends.

The development process in each business segment is not complete until our compliance teams have ensured that each game, product or system meets all of the requirements set forth in each jurisdiction, domestic or international. We conduct business in over 250 jurisdictions worldwide with over 90 people employed in the areas of regulatory and product compliance.

Product Demand

Demand for IGT's gaming products is a result of the establishment of new gaming jurisdictions, the expansion of existing casinos, the addition of new casinos within existing gaming markets and the replacement of older or technologically obsolete machines. Over the past decade, significant increases in the installed base of gaming machines was driven by the growth in the number of jurisdictions with legalized gaming and the increasing popularity of large theme based casinos. We believe that our manufacturing capabilities along with our innovative products provide a competitive advantage in providing new casinos with large numbers of machines.

The replacement cycle in all gaming jurisdictions represents a significant portion of sales in any given year. The replacement cycle is driven primarily by competition in each market to provide customers with more entertaining and sophisticated games. To maximize our opportunities in the replacement market, we release a number of new games each year and focus our product development efforts on creating games that provide enhanced entertainment value, as well as utilizing numerous popular game themes and concepts.

We expect the introduction of new, more sophisticated interactive games and systems combined with the cost savings, convenience, and other benefits of TITO technology will continue to stimulate the replacement machine market. The growing popularity of the low denomination multi-line, multi-coin gaming machines has been fundamental in the evolution of TITO technology. Because of the volume of coins handled and paid out by these types of games and the associated casino costs, these games are excellent candidates for the TITO technology, such as EZ Pay(TM). All of our new games will be in a Multi-Denomination(TM) format that can be readily adapted for use with our EZ Pay(TM) system or other TITO systems. We have tested and installed our EZ Pay(TM) system in many of the premier casino properties and have received regulatory approvals in a majority of the jurisdictions.

Demand for replacement products is also dependent, in part, upon the willingness of operators to incur the costs associated with replacing existing gaming machines with new machines. The construction of new casino properties also has an impact on the replacement machine market since, historically, the addition of new properties has encouraged existing casinos to upgrade to new slot products and system technologies in order to remain competitive. As new games are installed, the earnings disparity between the older and newer machines on casino floors widens and the replacement cycle is further stimulated.

Product Markets

We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are domestic, we continue to pursue additional market share in international areas. The opportunities, challenges and ultimately, our successes, vary across these jurisdictions. A review of the various markets is provided below.

Domestic
In the last decade, the growing popularity of gaming as a leisure activity has influenced demand in North America, resulting in the expansion of gaming in existing markets and the legalization of gaming in new markets. The introduction of riverboat gaming in the Midwest during the early 1990's, the expansion of Native American casino gaming and the growth in the Canadian and non-casino government sponsored gaming markets contributed to this market expansion and provided IGT with significant growth opportunities. As a result, the installed base of gaming machines has increased from an estimated 184,000 in 1991 machines to approximately 700,000 machines in 2002.

Based on information provided by various gaming agencies and company documents, we have compiled the following table of the total estimated gaming machine installed base by jurisdiction, as of September 28, 2002. Other jurisdictions primarily includes Colorado and cruise ships.

         Jurisdiction                      Installed base
         ------------------              ------------------
         Nevada                                210,000
         Atlantic City                          38,000
         Native American                       158,000
         Regional                              120,000
         Public Gaming                          62,000
         Other                                  37,000
                                               -------
                                               625,000
         Canada
             Casinos                            27,000
             Public Gaming                      48,000
                                               -------
                                                75,000
         Total North America                   700,000
                                               =======

Going forward, there is the potential for further gaming expansion both domestically and internationally. Domestically, legislation was signed during 2002 and 2001 that would expand Native American gaming in both Arizona and New York. Other states such as Kansas, Maryland, Massachusetts and Pennsylvania are evaluating possible legislation associated with gaming devices at racetracks. North Dakota and Tennessee are considering legislation to create state lotteries.

Our total machine sales in North America were slightly lower than fiscal 2001 due to the maturation of the California Native American market and lower sales in Nevada, although our domestic replacement sales increased 8% to 40,700 machines from prior year. This growth resulted from added demand in the public gaming, Native American and Atlantic City markets.

Casino Markets
Nevada
Nevada is the largest and oldest domestic gaming market with approximately 100 casinos and various smaller gaming venues with an estimated 210,000 gaming machines. The large mega-resort casinos are concentrated on the Las Vegas strip and the other primary markets include Laughlin, Reno and Lake Tahoe.

Given the mature nature of this market, Nevada is one of the most competitive markets in which we conduct business. Nevada, particularly Las Vegas, is a destination market with approximately 45% of the visitors arriving by air. As a result, this gaming market was the most significantly impacted by the decline in airline traffic resulting from the September 11th events, which in turn, lead to lower demand for our products in the first half of fiscal 2002. Replacement demand for our products increased in the latter part of fiscal 2002 related to our strong line up of new product introductions and the acceptance of EZ Pay(TM). There were several announcements from major multi-property casino operators, including Coast Resorts and The MGM/Mirage, committing to replace existing slot machines with our EZ Pay(TM) equipped games.

Atlantic City
The Atlantic City market consists of 12 large casinos that are concentrated in a mature boardwalk area and marina district. This market includes approximately 38,000 gaming machines. In fiscal 2002, the Claridge, Royal Resorts, Sands and Harrah's expanded their properties, and we provided a majority of the units installed. We are currently working with the Park Place properties on converting their slot floors to the TITO technology. The Borgata Hotel Casino and Spa (a joint venture between Boyd Gaming and MGM/Mirage Resorts) is expected to open in summer 2003. This represents the first new casino property to open in this jurisdiction in the past twelve years and we expect the slot floor will utilize 100% TITO technology.

Native American
Native American gaming differs from the traditional casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as "Class III Gaming" which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located to enter into a compact governing the terms of the proposed gaming. We place machines with Native American tribes who have negotiated compacts with their respective states and have received approval by the US Department of the Interior.

IGT, through our subsidiary Sodak Gaming Inc. (Sodak), began selling machines to authorized Native American casinos in 1990 and to date has sold machines or components to 146 sovereign tribes in 17 US states. Sodak maintained a distributor relationship with us from 1990 until September 1999, at which time we acquired the company. Sodak provides financing for product sales and, in some instances, has participated in the development, equipping, and financing of gaming ventures.

In fiscal 2002 we shipped over 1,000 machines to the Cypress Bayou Casino in Louisiana as they converted 100% of their slot floor to our EZ Pay(TM) system. We also received a multi-quarter order of 2,500 machines from the Mohegan Sun in Connecticut as a part of their replacement program, with shipments starting in fiscal 2003. The number of proprietary gaming systems and associated installed base also expanded in this jurisdictions. New York's governor approved legislation to expand Native American gaming with the addition of six casinos. The Seneca tribe is the first to have a compact with the state and has begun construction of a facility located in Niagara Falls with the first shipments delivered in December 2002.

Regional
Riverboat style gaming began in Iowa in 1991 and is currently operating in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. The regional market also includes the land-based casinos in Detroit, Michigan. After the events of September 11th, this region showed the fastest signs of recovery but has since faced controversy with various gaming tax initiatives. In fiscal 2002, we shipped machines to Delta Downs, a new property in Louisiana and to the Ameristar property in Missouri as part of their expansion. We also provided machines to the Horseshoe properties in Louisiana and Mississippi and to the MGM property in Detroit.

Public Gaming Markets
In the public gaming market, IGT provides both video lottery terminals (VLTs) and casino style games for sale or on a participation basis and systems to government controlled jurisdictions. These terminals are similar to slot machines and provide a form of low stakes gaming entertainment. In all the domestic public gaming jurisdictions (except for Montana), the VLTs are connected to a central control system. The public gaming market is more restrictive than the traditional casino market including limitations on the number of machines per establishment, win and wagering limitations, state taxes and game format. Currently there are eight US states that have authorized various forms of video lottery gaming. These include Delaware, Louisiana, Montana, New Mexico, Oregon, South Dakota, Rhode Island and West Virginia.

Our growth in the public gaming market in 2002 benefited from the expansion in West Virginia and strong replacement sales in Oregon. Growth in this public gaming segment will be driven by the addition of VLTs at racetracks in New York. The State of New York recently announced that a portion of their 13,800 unit contract was awarded to IGT for machines under a revenue sharing arrangement. The implementation is expected to begin during the latter half of fiscal 2003.

Canada
The public gaming market in Canada consists of approximately 47,500 machines installed within the provinces of Alberta, Manitoba, Quebec, Ontario and Saskatchewan. The Atlantic Lottery Corporation (ALC) is the exclusive agent in the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island.

Canada represents another significant replacement market over the next few years. In fiscal 2002, we shipped more than 2,000 units to the ALC as a part of their replacement program. New requests for proposals are expected from the Manitoba and Alberta lotteries, while the provinces of Saskatchewan and Quebec will both begin replacing their units commencing in fiscal 2003.

The Canadian casino market operates under the auspices of the government controlled lottery corporations and experienced steady growth during the past year. There are over 60 casinos in Canada with an approximate installed base of 27,000 gaming machines. The first EZ Pay(TM) system was approved by the Manitoba Lottery and Manitoba Gaming Control Commission and introduced into two Manitoba casinos.

Lottery Markets
Revenues from lottery ticket sales in the US have grown and many states have become increasingly dependent on their lotteries as significant funding sources for state programs. In 1970, only two states had authorized traditional lotteries, selling an aggregate of approximately $49.2 million in tickets. As of September 28, 2002, industry statistics indicate that 39 jurisdictions in the US were operating lottery systems, with aggregate lottery sales in excess of approximately $40.0 billion. Internationally, governments in approximately 80 countries have authorized lottery games, primarily as a means of generating non-tax revenues. Over 200 lotteries are operating worldwide, many of which are government operated or privately licensed. We currently operate online lottery systems for eight states domestically and have sold to and currently support or maintain online lottery systems for customers in Canada, China, Norway, Switzerland, and the West Indies. We believe that we are well positioned to take advantage of anticipated future growth in the online lottery market, both domestically and internationally.

International Gaming Markets
IGT's presence in the international gaming markets began in 1986 and we continue to pursue growth in this area. Our goal is to leverage off the design and manufacturing experiences we have in domestic markets, while addressing each international market's unique customer and regulatory environment. Our international subsidiaries currently service markets in Australia, New Zealand, Europe, Japan, Latin America and South Africa. We maintain local manufacturing in the UK and a third-party manufacturer in Japan. All other international gaming machines are fabricated, in whole or kit form, at our Reno facility.

As in North America, our biggest successes come with innovative game design and our biggest challenges come with the individual gaming jurisdiction's regulatory environment. Our management team focuses on communication between the domestic and international personnel to effectively meet the opportunities and challenges of these markets.

United Kingdom
We established a manufacturing, sales, marketing and distribution operation in Manchester, England with our acquisition of Barcrest Limited in March 1998. Barcrest manufactures and sells AWP club machines and top box products. An AWP machine is a game of chance with minimal stake wagering for amusement with low value cash prizes, typically under $40. Barcrest is the largest UK manufacturer of AWP games, selling to both the UK and continental European markets.

Our success in this market is built around access to three separate design centers that focus on new products in the UK, along with R&D centers in The Netherlands and Spain that provide game design for other European markets. Barcrest's markets are primarily replacement driven, dominated by pubs and licensed betting offices that demand regular releases of new machines. To meet this demand, new products are launched in the UK every four to six weeks.

Proposed changes to modernize the 1968 Gaming Act in the UK may provide increased opportunities for IGT and Barcrest. The most significant change will be to liberalize the UK's casino laws, allowing for an increase in the number of casinos and the number of machines in casinos. In order to prepare for this opportunity, we established a division known as IGT-UK Casino, with offices in the Midlands region. The UK government is presently consulting over the proposed measures and legislation that could be proposed during 2004.

Australia and New Zealand
Australia is one of the largest and most established markets for video gaming products outside of North America. Our offices in Australia and New Zealand provide sales and customer service to all gaming areas in this market. We source gaming product "kits" from Nevada for final assembly in Sydney, Australia.

The regulatory environment in Australia and New Zealand created uncertainty with operators and manufacturers during the 2002 fiscal year. A limit on the number of gaming machines exists in most jurisdictions. The Australian and New Zealand state and federal governments have pursued a number of policies aimed at a wide range of "harm minimization" measures, specifically targeting gaming machines. While not all of the measures have been legislated at this time, the uncertainty for operators may have an effect on the demand for gaming machines in Australia and New Zealand that cannot be determined.

Europe, Middle East and Africa
In 1992, we opened our office in The Netherlands to service the European, Middle Eastern and African markets, excluding South Africa. In these regions, gaming is prevalent in casinos and non-casino environments such as pubs and arcades. Within the European markets, casino style gaming machines compete with AWP machines, which we sell exclusively through our Barcrest office. We currently anticipate moderate growth in the European installed base, and our sales to this market will be principally dependent upon replacement sales.

Japan
We established an office in 1990 that serves the Japanese market with engineering, sales, and administration from our head office in Tokyo and a development and logistics office in Osaka. The Japanese pachisuro machine is a three-reel slot machine played with tokens, a small payout, and is considered a game of skill as the player controls the stopping of the reels. The product is regulated by the Japanese Security Electronics and Communication Technological Agency (SECTA), which ensures compliance with regulations mandated by the National Police Agency. In Japan, we utilize a third-party manufacturer to produce our machines and distributors or sales agents to sell our products. The distributors and sales agents sell to hall operators and to second tier distributors. We also have an in-house sales team to market products directly to customers in the Nagoya, Sendai and Tokyo areas.

Pachisuro machines are more fashion driven, sell for approximately one-third of the price of our domestic machines and are licensed for three years. However, they typically have a replacement cycle of less than twelve months. The relatively short selling cycle of two to three months for any one new game release makes success in this market highly dependent upon the ability to regularly introduce popular new games. We increased our product development efforts in the past year, shortening the gap between new game introductions. However, the regulatory environment in Japan has grown more restrictive over the past year with additional pressure on manufacturers to limit machine sales and volatile games, which will impact fiscal 2003 results.

Latin America
We sell and lease casino style gaming equipment to many legalized gaming jurisdictions in Latin America through our established offices in Argentina, Florida, Peru, and a distributor in Venezuela. The economic instability of this region during fiscal 2002 and resulting devaluation of the Argentine peso had a negative impact on operating income compared to previous years.

South Africa
Our office in Midrand, Gauteng, South Africa services the gaming markets located in South Africa, Sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under their National Gambling Act, which began the allocation of 40 casino licenses between each of the nine provinces in South Africa in 1996. We have pursued product sales and licensing in South Africa since the inception and are currently ranked second in market share. This market has been slow to develop, but we continue to maintain our presence and pursue additional customers.

Operational Overview

Manufacturing and Suppliers
We manufacture gaming machines in the US, the UK and through manufacturing relationships with third parties in Canada, Germany and Japan. The manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate a cabinet manufacturing and silkscreen facility in the US. We have a broad base of material suppliers and utilize multi-sourcing practices to ensure component availability.

Domestic manufacturing has been ISO 9002 certified since 1996. In 2002, our Reno facility produced over 60% of all machines shipped during the year. The Reno facility has 736,000 square feet devoted to manufacturing, warehousing, shipping and receiving.

We generally carry a significant amount of inventory due to the broad range of products we manufacture and to facilitate our capacity to fill customer orders on a timely basis. Our product sales backlog orders totaled approximately $150.6 million at the end of October 2002 and $89.0 million at October 2001. For the same periods, our proprietary gaming backlog orders totaled approximately 4,800 units and 2,000 units. These represent normal backlogs and we reasonably expect to fill our backlog within fiscal 2003.

Sales and Distribution
Our products and services are sold to gaming operators and governmental entities that conduct gaming operations. During fiscal 2002, our ten largest customers accounted for 35% of our total revenue. We market our products and proprietary systems through our internal sales staff, agents and distributors. We employ approximately 360 sales personnel in various domestic and international locations.

IGT uses distributors for sales to specific markets including Canada, the Caribbean, France, Germany, Japan, South Korea, Louisiana, New Jersey, New Mexico, New Zealand, Spain, The Netherlands and Venezuela. IGT's agreements with distributors do not specify minimum purchases but generally provide that IGT may terminate the distribution agreement if certain performance standards have not been satisfied.

Customer Service
We consider our customer service department an important aspect of the overall marketing strategy and a key factor that differentiates us from our competitors. Customers are provided product delivery and installation services, warranty services, after-market technical services and new product support services. Equipment spare parts, product retrofit and game conversion services are also provided. We typically provide a 90-day service and parts warranty program domestically and up to a 180-day warranty service internationally for our gaming machines. We employ more than 1,600 trained service personnel for customer assistance and maintain over 80 customer service support centers domestically in all the major gaming jurisdictions and internationally in Argentina, Australia, Japan, New Zealand, Peru, South Africa, The Netherlands and the UK.

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

Regulatory Compliance
Our product and regulatory compliance efforts are designed to ensure that each gaming product or system we develop meets the requirements set forth in each jurisdiction, domestic and international. These efforts also ensure that we obtain the necessary approvals and licenses. Through our efforts we are able to successfully sell and market our products worldwide, while providing our customers with the assurance that our products work properly and meet jurisdictional requirements.

Information Systems
In fiscal 2002, we completed several phases of major technology implementations with our ERP solution that is designed to support our short and long-term growth. These implementations included the accounting, finance, human resources and payroll modules. During the quarter ending March 2003, we plan to implement additional modules in the areas of operations, customer service, sales and distribution. We believe these technological upgrades will provide additional operational efficiencies.

Competition

The market for gaming machines and proprietary systems is intensely competitive. The principal method of competition is product development. A library of strong performing games can be a significant competitive advantage. Other methods of competition include quality and breadth of sales and service organizations, financial stability of the manufacturer, and pricing.

Product Sales
US and foreign manufacturers which compete with IGT in the domestic casino style gaming machine market include Ardent Gaming (Ardent); Aristocrat Leisure Limited (Aristocrat); Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. (Bally); Atronic Casino Technology, Ltd. (Atronics); Mikohn; Konami Co. Ltd. (Konami); Shufflemaster; Sigma Game, Inc. (Sigma); Spielo; Universal Distributing, Inc.; and WMS Industries. All have developed casino products and are either authorized to sell products or are in the licensing process in many US gaming jurisdictions. There are several competitors for the international markets including Aristocrat, Atronics, Aruze, (formerly known as Universal), Bally, Cirsa Group, Franco Gaming, Ltd., a division of Recreativos Franco, Konami, and Novomatic Industries. In the accounting and player tracking systems product market, our casino data management system competes with products offered by Acres Gaming, Inc.; Bally; Casino Data Systems (CDS), which was acquired by Aristocrat in 2001; and several other systems manufacturers.

Proprietary Gaming
IGT's competitors in the progressive systems market are Bally, Aristocrat and most recently Atronics. Our competitors in the stand alone recurring revenue market are Bally, CDS, Mikohn, and WMS. We provide substantial marketing and advertising support for our proprietary gaming products and compete on the basis of our extensive infrastructure, popular brand names, product appeal, jackpot awards, player loyalty and technical and marketing experience.

Lottery Systems
Relatively few new or rebid online lottery contracts are awarded each year, and lottery contract awards in the US are often challenged by unsuccessful bidders through litigation. Our principal competitor in the online lottery business, GTECH, is significantly larger than we are, currently supplying lottery systems to 24 of the 39 US online lottery jurisdictions. GTECH also has a substantial international presence. Other lottery competitors include Scientific Games, EssNet/Alcatel, International des Jeux (Lotto France), International Lottery and Totalizer Systems. In jurisdictions with both online and video lottery gaming products, the products may compete with each other for wagering market share. Our principal video lottery competitors include Alliance Gaming, GTECH, Spielo and WMS. Our principal pari-mutuel competitors are AmTote, Autotote, a division of Scientific Games and, at some facilities, a limited number of other smaller, local and regional companies. Pari-mutuel competition outside of North America is more fragmented, with competition provided by several international and regional companies. No single pari-mutuel company maintains a dominant market position internationally, although some companies possess regional strengths.

Patents, Trademarks, Copyrights and Trade Secrets

We believe that our patents, trademarks, copyrights and trade secrets (intellectual property rights) are significant assets. We seek to protect our investment in R&D and the unique and distinctive features of our products and services by perfecting and maintaining our intellectual property rights. IGT has obtained patent rights protection covering many of our products. We have a large number of US and foreign patent applications pending. In 2002, we were issued 41 patents. The subject matter of these patents and patent applications include game designs, bonus and secondary game features, gaming device components, gaming systems, and a variety of other aspects of video and electronic slot machines and associated equipment. Most of IGT's products are sold under trademarks and copyrights that provide product recognition and promote widespread acceptance. IGT creates and licenses trademarks and copyrighted works that are significant to us. The value of IGT's intellectual property assets is enhanced and complemented by the highly favorable associated goodwill.

We are the licensing agent on behalf of MGM-Mirage and Alliance Gaming for five patents related to the TITO technology, which are commonly referred to as the intellectual property package (IPP). To date, we have licensed this IPP to a majority of the major gaming suppliers, including Aristocrat Gaming and WMS Gaming, among others.

Included in this report are the following trademarks, service marks, and/or federally registered trademarks of IGT: Diamond Cinema, EZ Pay, Game King, IGT Gaming Systems (IGS), iGame, iGame Plus, MegaJackpots, MegaTest,
Multi-Denomination, S2000, and Vision Series.

We design, manufacture, produce, operate, use, and/or otherwise have permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games which have been mentioned in this report and their related trademark and copyright ownership information are:
The Addams Family developed under agreement with Monaco Entertainment Corporation; Jeopardy! is a registered trademark of Jeopardy Productions, Inc.; Wheel of Fortune is a registered trademark of Califon Productions, Inc.; Regis' Cash Club is a game developed in conjunction with Philbin Enterprises; $1,000,000 Pyramid is a trademark of CPT Holdings, Inc.; I Dream of Jeannie is a trademark of CPT Holdings, Inc.; American Bandstand is a trademark of dick clark productions, inc.; Austin Powers is a trademark of New Line Productions, Inc.; The Price Is Right is a trademark of FremantleMedia Operations B V based on the FremantleMedia television programme "The Price Is Right." Licensed by Fremantle Brand Licensing; Harley-Davidson(R) is among the registered trademarks of H-D Michigan Inc.; "Beetle Bailey" (C)2002 King Features Syndicate, Inc. TM Hearst Holdings, Inc.; SALE OF THE CENTURY is a trademark of FremantleMedia Operations B V Based on the FremantleMedia television program SALE OF THE CENTURY. Licensed by Fremantle Brand Licensing; FAMILY FEUD and related marks are trademarks of FremantleMedia Operations B V Based on the FremantleMedia television program FAMILY FEUD. Licensed by Fremantle Brand Licensing; "James Dean" (TM) (C) 2002 James Dean, Inc. licensed by CMG Worldwide James Dean.com; "Marilyn Monroe" (TM)
(C) Marilyn Monroe, LLC, licensed by CMG Worldwide Marilyn Monroe.com; "Sinatra"
(TM) game is an IGT product manufactured in association with Sheffield Enterprises, Inc. and Bristol Productions Limited Partnership"; "Magic 8 Ball"
(C) 2002 Mattel, Inc. All Rights Reserved. Magic 8 Ball is a registered trademark owned by Mattel, Inc.; "I LOVE LUCY" and related marks are trademarks of CBS Broadcasting Inc. Images of Lucille Ball & Desi Arnaz are licensed by Desilu, too, LLC. Licensing by Unforgettable

Licensing; "UNO"(C)2002 Mattel, Inc. All Rights Reserved. UNO is a registered trademark owned by Mattel, Inc.; and Steve McQueen(TM) Licensed by Chadwick McQueen and The Terry McQueen Testamentary Trust, Represented by The Roger Richman Agency, Inc., www.stevemcqueen.com.

We cannot ensure that our intellectual property rights will not be infringed upon or that others will not develop products in violation of our intellectual property rights. Additionally, we cannot guarantee that our pending applications for additional intellectual property rights will be granted.

Employees

As of September 28, 2002, IGT employed approximately 6,200 total employees, including 4,500 in continuing domestic operations, 800 in discontinued operations and 900 internationally. We believe that we have a satisfactory relationship with our employees.

Government Regulation

General
We operate in most legal casino gaming jurisdictions worldwide, as well as in a significant number of legalized lottery jurisdictions. The manufacture and distribution of gaming equipment and related software and the operation of casinos is subject to regulation in these jurisdictions by various regulators at all levels from city and tribal officials along with federal regulatory agencies, with the majority of oversight being provided by each individual state's gaming regulators. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees.

Various gaming regulatory agencies have issued licenses allowing us to manufacture and/or distribute our products and operate WAP systems, and we hold licenses to operate casinos in Colorado and a slot route in Nevada. IGT and our key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary to maintain compliance with all regulatory agency requirements. Many of the regulations at each level are similar or overlapping; however, we are required to satisfy all conditions individually for each jurisdiction. Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. In the jurisdictions where we operate casinos or gaming machines, the oversight additionally ensures that the local authorities receive the appropriate amount of tax revenues. As such, our operations' financial systems and reporting functions must demonstrate high levels of detail and integrity.

In some jurisdictions, regulators not only govern the activities that take place in their particular jurisdiction, but they also oversee activities that occur in other jurisdictions to ensure that the company is in compliance with local standards on a worldwide basis. As a Nevada corporation we are held responsible by our state regulatory authorities to maintain Nevada standards for all of our operations worldwide. For this reason, in a number of jurisdictions we employ localized staff members and legal resources with local knowledge to assist in keeping us in compliance with local regulatory laws. The local staff communicates regularly with our corporate headquarters compliance department to ensure that none of our licenses in any jurisdiction are put in jeopardy.

The nature of the industry and our worldwide operations make this process very time consuming and requires extensive resources, the process helps assure both regulators and investors that all of our operations maintain the highest levels of integrity and avoid any appearances of improprieties. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.

Responsible Gaming
We continue to be an industry leader in addressing and attempting to minimize problem gambling. We partnered with other companies in the gaming industry to raise awareness of problem gaming, and we work to educate the public and our employees about its symptoms and consequences. To stress our commitment to raising an awareness of this problem, we have dedicated internal resources to coordinate with the industry and its trade groups to organize awareness events, distribute educational materials and organize contributions for the research of problem gaming. In virtually every casino in the US and Canada, there are posted advisories and telephone numbers for patrons to call if they or someone they know needs help, as well as literature for patrons to read about problem gaming.

Nevada Regulation
The manufacture, sale and distribution of gaming devices in Nevada or for use outside Nevada are subject to extensive state and local laws, regulations and ordinances of the Nevada Gaming Commission (Commission), the State Gaming Control Board (GCB), and various county and municipal regulatory authorities (collectively referred to as the Nevada gaming authorities). These laws, regulations and ordinances primarily cover the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada gaming authorities seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities,
(iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in these laws, regulations, procedures, and judicial or regulatory interpretations could have an adverse effect on our gaming operations.

Our subsidiaries that conduct the manufacture, sale, and distribution of gaming devices in Nevada or for use outside Nevada, as well as the operation of slot machine routes and other gaming activities in Nevada, are each required to be licensed by the Nevada gaming authorities. Our licenses must be renewed periodically and the Nevada gaming authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine we sell in Nevada must first be approved by the Commission and may require subsequent machine modification. Our gaming subsidiaries licensed in Nevada must also report substantially all loans, leases, sales of securities and similar financing transactions of a material nature to the GCB and/or have them approved by the Commission. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada.

The Company is registered with the Commission as a publicly traded corporation and is required periodically to submit detailed financial and operating reports to the Commission and to furnish any other information that the Commission may require. No person may become a stockholder of or receive any percentage of profits from our licensed gaming subsidiaries, without first obtaining licenses and approvals from the Nevada gaming authorities.

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

In addition, anyone having a material relationship or involvement with us or any of our licensed gaming subsidiaries may be required to be found suitable or licensed and to pay to the GCB all of its investigation costs and fees. The Commission may deny an application for licensure or finding of suitability for any cause deemed reasonable. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough background investigation. We must report changes in licensed positions to the Commission. The Commission may disapprove any change in position by one of our officers, directors, or key employees, or require us to suspend or dismiss officers, directors or other key employees and sever relationships with other persons who refuse to file appropriate applications or whom the Nevada gaming authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

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

The Commission may, in its discretion, require the holder of our debt securities to file an application, be investigated and be found suitable to own any of our debt securities. If the Commission determines that a person is unsuitable to own any of these securities, then pursuant to the Nevada gaming laws, we can be sanctioned, including the loss of our approvals, if without prior Commission approval, we: (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We are required to maintain a current stock ledger in Nevada, which may be examined by the Commission at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to guard against the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

License fees and taxes are imposed by the Nevada gaming authorities and are either payable quarterly or annually. The fees and taxes are computed in various ways depending on the type of activity involved by our subsidiaries and the cities and counties where our subsidiaries conduct operations. Annual fees are payable to the GCB to renew our licenses as a manufacturer, distributor, and operator of a slot machine route. Nevada law also requires persons providing gaming machines in Nevada to casino customers on a revenue participation basis to pay their proportionate share of the taxes imposed on gaming revenues generated by the participation gaming machines.

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

Native American Gaming Regulation
Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. The Indian Gaming Regulatory Act of 1988 (IGRA) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission (the
NIGC) and the Secretary of the US Department of the Interior. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. Indian tribes are sovereign in their own government systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. IGT manufactures and supplies gaming equipment to Native American tribes who have negotiated compacts with their state and have received federal approval. As of September 28, 2002, we were authorized to sell gaming machines and components to Native American casinos in 17 states.

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

Casino Operations
We operate two casinos acquired from Anchor, Colorado Grande Casino in Cripple Creek and the Colorado Central Station Casino in Black Hawk. The Colorado Limited Gaming Control Commission and the Colorado Division of Gaming (collectively referred to as the Colorado Authorities) administer the licensing and regulatory control of our Colorado operations. Each casino in Colorado requires a retailer gaming license, which must be renewed annually. The sale of alcoholic beverages at our casinos is subject to licensing, control, and regulation by the applicable state and local authorities. All alcoholic beverage licenses are revocable and are not transferable.

Additionally, our casino operations are subject to extensive scrutiny and regulation in certain areas of the operations for which procedures and plans must be developed and approved by the Colorado Authorities. These include, but are not limited to: administrative, accounting, security, prize payouts, age requirements for patrons, game placement, purchase of approved gaming machines and associated equipment, business operations, licensing of all casino employees and internal controls.

Lottery Systems
There are currently 39 lotteries operating in the US and District of Columbia. All of the lotteries operate under legislative authorization of each respective state and offer various forms of lotto and instant scratch games. Domestically, we provide online systems, terminals, technical operations and marketing services to the following state lotteries: Delaware, Florida, Indiana, Maryland, Minnesota, Pennsylvania, South Dakota and West Virginia. Internationally, we also provide online systems and services to lotteries in Canada, China, Norway, Switzerland, and the West Indies. Policy and management decisions of lottery operations in the US are generally governed by a commission appointed by the governor or other official of each state with the day-to-day operations of the lottery administered by a director appointed either by the governor or lottery commission.

The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also often highly regulated, although the operations typically vary from lotteries in the US. In addition, foreign jurisdictions may impose restrictions on US corporations seeking to do business in those jurisdictions.

To ensure the integrity of their lottery operations, most US jurisdictions require detailed background disclosure and investigations of vendors providing goods and services under a contract award for a major procurement, which typically include: online systems, terminals, and services; instant ticket printing; ticket validation systems; drawing equipment; and advertising services. Background investigations typically are conducted on Company subsidiaries, affiliates, officers, directors, and stockholders who own a 5% or greater interest in the Company's outstanding stock for purposes of meeting suitability standards defined under statutes and regulations of each jurisdiction. Additionally, jurisdictions require vendors to meet comprehensive standards as described in a lottery's request for proposals or invitation for bid for the goods and services contracted. Failure on the part of a vendor to meet the described suitability standards or requirements could jeopardize the award of a lottery contract to the Company or provide grounds for the termination of an existing lottery contract. Additionally, we are subject to the imposition of liquidated damages by the lottery regulators for central system and terminal downtime.

We regularly engage public affairs advisors and lobbyists in various US jurisdictions to advise legislators and the public in connection with lottery legislation, and to advise us in connection with contract proposals. In recent years, it has become increasingly common for US procurement procedures to allow an unsuccessful lottery provider to appeal a decision to award the lottery to another party. Appeals typically take the form of an administrative hearing, or a judicial hearing or both. Once an appeal is filed, it may be several years before the outcome of the appeal is finally known assuming the appellant exercises all available avenues of appeal. This introduces an element of unpredictability into the online lottery market that may continue long after procurements have been awarded.

Pari-mutuel Racing Regulation
Our operations in the manufacturing, sale, and operation of live and simulcast wagering systems for pari-mutuel wagering facilities in certain jurisdictions are also subject to extensive state regulatory and licensing requirements similar to those that are applicable to our online lottery businesses. In the greyhound and horse racing industry, simulcasting involves sending and receiving audio and video signals of live races to and from off-track facilities, including other racetracks, for the purpose of wagering. We are licensed to engage in pari-mutuel wagering operations in various US states and Canadian jurisdictions.

Item 2.  Properties

We believe that the following properties are suitable to our business and adequate for our current and near-term needs.

Corporate Headquarters
Our largest manufacturing facility and corporate headquarters is located in Reno, Nevada, where we built a facility of over 1.0 million square feet to house our manufacturing, cabinet production, engineering, and administrative personnel. We recently added 44,000 square feet in a mezzanine area to accommodate growth in our engineering workforce. This facility supports production for all domestic markets as well as Australia, Europe and other international areas. We also maintain leased warehousing facilities in Reno totaling 143,000 square feet.

Domestic Sales and Service
Our largest sales and service office is located in Las Vegas, Nevada where we lease approximately 450,000 square feet in warehousing, sales and administration facilities. Additionally we lease approximately 258,000 square feet of warehousing and sales and service properties throughout the US and Canada to support each significant gaming market. Our Sodak subsidiary, which supports our Native American gaming markets, owns a 94,000 square foot building in Rapid City, South Dakota.

Lottery Operations
We conduct our lottery operations through properties in New Jersey, Pennsylvania and Montana. OES operates in 74,000 square feet of leased property in Clifton, New Jersey. United Tote owns 12,000 square feet in Glen Rock, Pennsylvania and VLC owns an 80,000 square foot manufacturing, design and administrative property in Bozeman, Montana. Other leased facilities servicing the individual lottery or pari-mutuel markets total 236,000 square feet.

International
Our most significant international properties include facilities in the UK and Australia. Barcrest owns 122,000 square feet and leases 82,000 square feet to support manufacturing and administrative functions in the UK. We lease 117,000 square feet in New South Wales, Australia for subassembly, sales and administration. All other leased properties used in international operations total 165,000 square feet.

Sublease Properties
As market needs fluctuate, we occasionally sublet properties no longer used in operations. Currently we are subleasing 111,000 square feet.

Discontinued Operations
Our casino properties in Colorado include 161,000 square feet of casino space and 149,000 square feet of parking lot space in Black Hawk and 16,000 square feet in Cripple Creek.

Item 3.  Legal Proceedings

IGT has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on our financial position or results of future operations. For a description of certain of these matters, see Note 14 of our Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IGT." The following table sets forth for the periods presented the high and low sales prices of the common stock as traded on the NYSE:



             Fiscal 2002                High           Low
             -----------------------------------------------
             First Quarter            $ 71.03       $  41.10
             Second Quarter             70.09          60.80
             Third Quarter              64.42          53.75
             Fourth Quarter             70.09          49.55


             Fiscal 2001                High           Low
             -----------------------------------------------
             First Quarter             $48.50         $32.81
             Second Quarter             56.75          43.87
             Third Quarter              65.31          47.35
             Fourth Quarter             64.11          38.90


As of November 23, 2002, there were approximately 2,881 record holders of IGT's common stock. The closing price of the common stock was $79.20 on that date.

We declared no dividends in fiscal 2002, 2001 or 2000.

IGT's transfer agent and registrar is The Bank of New York, 63 Madison Avenue, 8th Floor, New York, NY 10016, (212) 503-4279.

For the equity compensation plan information table, see Note 17 of our Consolidated Financial Statements.

Item 6.  Selected Financial Data

The following information has been derived from our consolidated financial statements. On December 30, 2001, we completed our acquisition of Anchor. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our Consolidated Financial Statements for additional information.


                                                      Sept. 28,     Sept. 29,    Sept.  30,    Oct.  2,      Sept. 30,
                                                        2002          2001         2000          1999          1998
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)
Selected Income Statement Data
   Total revenues                                    $1,847,568    $1,199,209   $  898,404    $  854,106    $  758,942
   Earnings of unconsolidated affiliates             $   32,470    $  142,630   $  105,991    $   75,556    $   65,181
   Income from operations                            $  532,432    $  395,279   $  267,528    $  116,318    $  218,877
   Income from continuing operations,
     net of tax                                      $  276,718    $  213,935   $  156,792    $   65,312    $  152,446
   Income from discontinued operations,
     net of tax                                      $    7,639    $        -   $        -    $        -    $        -

   Extraordinary item, net of tax                    $  (13,192)   $        -   $        -    $   (3,254)   $        -

   Net income                                        $  271,165    $  213,935   $  156,792    $   62,058    $  152,446
   Basic earnings per share
     Continuing operations                           $     3.28    $     2.90   $     2.05    $     0.65    $     1.35
     Discontinued operations                         $      .09    $        -   $        -    $        -    $        -
     Extraordinary item                              $     (.16)   $        -   $        -    $     (.03)   $        -
     Net income                                      $     3.21    $     2.90   $     2.05    $     0.62    $     1.35
   Diluted earnings per share
     Continuing operations                           $     3.21    $     2.80   $     2.00    $     0.65    $     1.33
     Discontinued operations                         $      .09    $        -   $        -    $        -    $        -
     Extraordinary item                              $     (.15)   $        -   $        -    $     (.03)   $        -
     Net income                                      $     3.15    $     2.80   $     2.00    $     0.62    $     1.33
   Cash dividends declared per common
     share                                           $        -    $        -   $        -    $     0.03    $     0.12
   Weighted average common shares
     outstanding                                         84,593        73,851       76,586        99,461       113,064
   Weighted average common and potential
     shares outstanding                                  86,049        76,525       78,229       100,238       114,703
Selected Balance Sheet Data
   Working capital                                   $  683,963    $  596,775   $  555,233    $  739,753    $  470,003
   Total assets                                      $3,315,818    $1,923,439   $1,623,716    $1,765,060    $1,543,628
   Long-term notes payable and capital
     lease obligations                               $  971,375    $  984,742   $  991,507    $  990,436    $  322,510
   Stockholders' equity                              $1,433,144    $  296,113   $   96,585    $  242,218    $  541,276


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory obsolescence, investments, intangible assets, income taxes, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.

We have identified the following policies as critical to our business operations and the understanding of our results of operations: use of estimates, revenue recognition, jackpot liabilities and expenses, receivables and allowance for doubtful accounts, inventories and obsolescence, and long-lived assets. For a discussion on the application of these and other significant accounting policies, see Note 1 of our Consolidated Financial Statements.

Anchor Acquisition

On December 30, 2001, we completed our acquisition of Anchor Gaming (Anchor) whereby Anchor became a wholly-owned subsidiary of IGT. The acquisition resulted in the addition of two new lines of business, lottery and pari-mutuel systems and casino operations. The lottery and pari-mutuel operations provide equipment and related services to online lotteries and pari-mutuel organizations. In June 2002, we committed to a plan to sell the casino operations acquired with Anchor. Casino operations included the Colorado Central Station Casino, the Colorado Grande Casino and the Nevada gaming machine route operations. We determined that these assets were not a strategic fit with our core business. As a result, our casino operations are classified as discontinued operations for all periods presented.

The allocation of the Anchor acquisition purchase price continues to be subject to refinement as we continue to finalize the integration of Anchor's businesses and the fair value and estimated useful lives of the intangible assets acquired.

IGT and Anchor have worked together since 1996 as JV partners. The most notable change to our financial results following the acquisition was the consolidation of our joint venture with Anchor, The Spin For Cash Joint Venture (JV), which was previously accounted for under the equity method, whereby revenues were reflected, net of expenses, in earnings of unconsolidated affiliates on our statements of income.

Results of Operations

We operate principally in three lines of business: Product sales encompasses the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems; Proprietary gaming includes the development, marketing and operations of wide area progressive (WAP) systems, stand alone games, and gaming equipment leasing; and Lottery systems consists of the development, manufacturing, operation and sale of online lottery and pari-mutuel systems and related equipment.

Fiscal 2002 Compared to Fiscal 2001
Net income for fiscal 2002 increased to $271.2 million or $3.15 per diluted share compared to $213.9 million or $2.80 per diluted share for fiscal 2001. Adjusted net income for fiscal 2002 increased to $289.3 million or $3.36 per diluted share compared to $216.2 million or $2.83 per diluted share in fiscal 2001. The acquisition of Anchor and the consolidation of the JV contributed significantly to this improvement. In June 2002, we committed to a plan to sell our casino operations acquired with Anchor and as a result the casino operations have been classified as discontinued operations. We recognized an extraordinary loss on early redemption of debt primarily related to our cash tender offer to repurchase Anchor's outstanding Senior Subordinated Notes. One-time items also included litigation accruals primarily related to a dispute with a former gaming machine distributor. At the beginning of fiscal 2002 we ceased amortization of goodwill related to the adoption of Statement of Financial Accounting Standards (SFAS 142). For comparability, fiscal 2001 adjusted net income included the elimination of goodwill amortization.


                                                                        Fiscal Years Ended
                                                            --------------------------------------
                                                                 September        September
Reconciliation of Net Income to Adjusted Net Income                2002             2001
--------------------------------------------------------------------------------------------------
(Amounts in millions, except per share amounts)
                                                                    Per Share           Per Share
                                                                    ---------           ---------
Net Income                                                  $271.2   $ 3.15      $213.9    $2.80

One-time items, net of tax:
   Income from discontinued operations                        (7.6)   (0.09)          -        -
   Extraordinary loss on early redemption of debt             13.2     0.15           -        -
   Litigation accruals                                        12.5     0.15           -        -
   Goodwill amortization (ceased in 2002)                        -        -         2.3     0.03
                                                            ------   ------      ------    -----

Adjusted Net Income                                         $289.3   $ 3.36      $216.2    $2.83
                                                            ======   ======      ======    =====

Operating Income
Operating income for fiscal 2002 grew 35% to $532.4 million from $395.3 million in fiscal 2001. Post acquisition contributions from Anchor and the consolidation of the JV drove this increase. Additionally, product sales gross margins strengthened and we experienced enhanced yield per proprietary game compared to the prior year.

Prior to the Anchor acquisition on December 30, 2001, our revenue from the JV was presented, net of expenses, in earnings of unconsolidated affiliates. Given that current revenues include the JV, but our prior year revenues do not, operating income as a percentage of revenue is not comparable to prior years except on a pro forma basis. If the Anchor acquisition and the consolidation of the JV had been effective at the beginning of fiscal 2001, pro forma revenue would have totaled $2.0 billion in fiscal 2002 compared to $1.9 billion in fiscal 2001. Pro forma operating income before Anchor one-time impairment and restructuring charges would have totaled $555.6 million in fiscal 2002 compared to $483.2 million in fiscal 2001. Pro forma operating income before one-time impairment and restructuring charges as a percentage of revenue improved to 27% in fiscal 2002 versus 25% in fiscal 2001.

Revenues and Gross Profit
Total revenues and earnings of unconsolidated affiliates for fiscal 2002 climbed 40% to $1.9 billion compared to $1.3 billion in the prior fiscal year. Anchor's operations and the consolidated results of the JV activities for the nine months since acquisition contributed $608.3 million in total revenues and $315.8 million in total gross profit in the current fiscal year.

Product Sales
Revenue from product sales reached $846.1 million on shipments of 124,000 units worldwide in fiscal 2002. Sales in the prior year totaled $824.3 million on shipments of 120,000 units worldwide. Replacement needs drove demand for our products across most domestic and international markets in the current fiscal year. Total replacement sales increased to 97,400 units for fiscal 2002 compared to 88,800 units in fiscal 2001. Gross profit margins on product sales improved to 43% in the current year versus 40% in the prior year, primarily due to ongoing operational efficiencies and lower component costs.

Fiscal 2002 domestic shipments of 63,500 units were slightly behind the prior fiscal year of 64,600 machines. The decrease in domestic unit sales resulted from fewer shipments to new or expanded properties in the Nevada and California markets, offset by greater volume across all of our other North American markets. Domestic replacement sales for the current fiscal year increased 8% to 40,700 units compared to 37,600 units in the prior fiscal year. IGT innovations in slot technology, such as Multi-Denomination(TM) games, customer acceptance of new games, as well as growing demand for ticket-in/ticket-out (TITO) technology and our related EZ Pay(TM) systems, contributed significantly to the increase in replacement sales. Several multi-property casino operators have committed to replace existing slot machines with our EZ Pay(TM) systems and TITO equipped machines throughout their major casino resorts.

The declines in domestic shipments were offset by increased international product shipments. International units increased to 60,400 in fiscal 2002 compared to 55,300 in the prior year reflecting improvements across all international markets except Latin America and South Africa.

Proprietary Gaming
Gaming operations revenues and earnings of unconsolidated affiliates increased 77% to $914.9 million in the current fiscal year compared to $517.6 million in fiscal 2001. Gross profit from proprietary gaming operations climbed 48% to $511.8 million compared to $346.5 million in the prior year. These improvements resulted primarily from the inclusion of Anchor and the consolidation of the JV subsequent to the acquisition, along with a favorable jurisdictional mix and enhanced yield per game.

The total installed base of our proprietary games, including joint venture and alliance units ended the current fiscal year at 28,600 units. During fiscal 2002, proprietary game placements declined in Nevada and Atlantic City by 1,600 units, offset by 2,000 additional placements in US regional and Native American jurisdictions. During the current year our win-per-unit improved due to the continued popularity and player preference for our proprietary games. The newest, highest revenue producing themes in fiscal 2002 included Harley-Davidson(R), Diamond Cinema(R), Regis' Cash Club, The Price is Right(TM) and American Bandstand(R). During fiscal 2002 we were also able to improve our yield per game by diversifying the geographical placement of games focusing on higher win-per-unit jurisdictions.

We recognize that all games, including our proprietary games, have a finite life- cycle. Due to the intense competition and accelerated pace of proprietary games introduced into the market each year the lifecycle of these games can vary significantly. As a result, we systematically replace games experiencing declining play levels with new game introductions, as well as extensions of existing brands, that incorporate enhanced entertainment value and improved player appeal. Our strategy is to grow the installed base of proprietary games while preserving the margins by cost effectively deploying games in jurisdictions that provide the best yield per game.

Lottery and pari-mutuel systems
Revenue from lottery and pari-mutuel systems, acquired as part of the Anchor acquisition, totaled $119.1 million for fiscal 2002, producing gross profits of $39.2 million or 33% of related revenues. Current year revenues were favorably impacted by increased Florida incentive and terminal fees, as well as the sale of terminals in Maryland. Florida revenues increased due to increased play resulting from a large 2002 Lotto jackpot, partially offset by reduced Powerball revenues resulting from reduced play subsequent to a large jackpot in 2001.

Operating Expenses
Operating expenses for the current fiscal year totaled $382.1 million compared to $282.3 million in fiscal 2001. The inclusion of Anchor's operations during the fiscal year accounted for increases in all operating expense categories except bad debt expense. Operating expenses included $7.9 million in fiscal 2002 and $5.2 million in fiscal 2001 to update our internal software systems with an enterprise resource planning (ERP) solution. Expenses also increased due to legal costs related to protection of our intellectual property along with our ongoing investment in research and development (R&D). Bad debt expense for the current fiscal year includes additional provisions recorded for Argentina receivables due to the economic instability and currency devaluation in that country. At the beginning of the current fiscal year, we elected to adopt the provisions of SFAS 142, Goodwill and Other Intangible Assets, which allowed us to cease amortization of goodwill and intangible assets with indefinite lives. Adoption of this pronouncement provided us with a pre-tax benefit of approximately $3.7 million for the current fiscal year. Intangible assets with finite lives resulting from the Anchor acquisition increased amortization expense by $21.7 million for the current fiscal year.

Other Income and Expense
Other expense, net, totaled $88.3 million for the current fiscal year compared to $55.8 million in 2001. Higher net expenses for the current fiscal year resulted from interest expense on the debt acquired with Anchor and one-time litigation accruals of $20.2 million. Anchor's debt was substantially paid off in July 2002.

Our worldwide tax rate increased to 37.7% in fiscal 2002 from 37% in fiscal 2001 related primarily to the Anchor acquisition. We expect our tax rate for fiscal 2003 to fluctuate between 37.5% and 38%.

Discontinued Operations
In June 2002, we committed to a plan to sell our casino operations acquired in connection with the Anchor acquisition. This includes the two casinos in Colorado (the Colorado Central Station and the Colorado Grande Casino) and the Nevada slot route operation. In December 2002, we announced that we entered into a definitive agreement pursuant to which Herbst Gaming will purchase substantially all of the assets of the Nevada slot route operations of Anchor Coin, a subsidiary of IGT. The sale is subject to Herbst Gaming obtaining the required financing and regulatory and third party approvals, including gaming regulatory approvals and expiration of the waiting period under Hart-Scott-Rodino Act. The transaction is expected to be complete in our quarter ending March 2003. As a result of the decision to reclassify our casino operations to discontinued operations, we ceased depreciation and amortization of the related assets. Our statements of income reflected the casino operations as discontinued operations for all periods presented. Current year income from discontinued operations, net of tax, totaled $7.6 million.

Business Segments Operating Profit (See Note 19 of our Consolidated Financial Statements)
IGT's operating profit by segment reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses, net. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Our current year operating results included nine months of Anchor's financial results and the consolidation of the JV subsequent to acquisition.

Product sales operating profit for fiscal 2002 increased 10% to $179.8 million or 21% of related revenues up from $163.2 million or 20% of related revenue in fiscal 2001. This improvement related primarily to volume growth and increased gross profit margins, partially offset by increased operating expenses.

Operating profits from proprietary gaming improved 39% to $363.3 million in fiscal 2002 compared to $262.2 million in fiscal 2001. These improvements resulted primarily from the consolidation of the JV activities and the inclusion of Anchor's results for nine months subsequent to the acquisition, growth in our installed base, and enhanced yield per game. As a percentage of revenue and earnings of unconsolidated affiliates, proprietary gaming segment profit totaled 40% in the current year compared to 51% in fiscal 2001. This fluctuation is primarily due to a greater portion of earnings of unconsolidated affiliates, recorded net of expenses, included in the prior year.

Current year operating profit from our lottery systems segment totaled $5.5 million or 5% of related revenues. The lottery segment benefited from increased revenues in Florida and Maryland.

Foreign Operations
Approximately 14% of our total revenues and earnings from unconsolidated affiliates in fiscal 2002 were derived outside of North America, compared to 16% in fiscal 2001, and 24% in fiscal 2000. To date, we have not experienced material translation or transaction losses related to foreign exchange fluctuations.

Fiscal 2001 Compared to Fiscal 2000
Net income for fiscal 2001 increased to $213.9 million or $2.80 per diluted share compared to $156.8 million or $2.00 per diluted share in fiscal 2000. Adjusted net income for fiscal 2000 totaled $138.4 million or $1.77 per diluted share. One-time items in fiscal 2000 included a legal settlement gain from the resolution of legal actions between IGT and WMS related to patent infringement claims. We also recognized a loss on the sale of the Olympic gaming system in Australia and a gain on the sale of Barcrest's Japanese subsidiary.


                                                                  Fiscal Years Ended
                                                        ------------------------------------
                                                           September            September
Reconciliation of Net Income to Adjusted Net Income          2001                 2000
--------------------------------------------------------------------------------------------
(Amounts in millions, except per share amounts)
                                                               Per Share           Per Share
                                                               ---------           ---------
Net Income                                              $213.9   $2.80      $156.8  $ 2.00

One-time items, net of tax:
   Legal settlement gain                                     -       -       (17.3)  (0.22)
   Loss on sale of Olympic gaming system                     -       -         0.9    0.01
   Gain on sale of Barcrest's Japanese subsidiary            -       -        (2.0)  (0.02)
                                                        ------   -----      ------  ------

Adjusted Net Income                                     $213.9   $2.80      $138.4  $ 1.77
                                                        ======   =====      ======  ======

Operating Income
Operating income for fiscal 2001 totaled $395.3 million, a 48% increase over fiscal 2000 operating income of $267.5 million. Operating margins were 33% and 30% for fiscal 2001 and 2000. This substantial growth was driven by improved margins in both the product sales and proprietary gaming segments.

Revenues and Gross Profit
Total revenues and earnings of unconsolidated affiliates for fiscal 2001 grew to $1.3 billion compared to $1.0 billion for fiscal 2000. Product sales and gaming operations posted substantial gains, increasing 37% and 27% over fiscal 2000. Both areas also contributed to the overall gross profit of $677.6 million for fiscal year 2001 versus $503.8 million in fiscal 2000.

Product Sales
Product sales reached $824.3 million on shipments of 120,000 units worldwide for fiscal 2001. Comparatively, fiscal 2000 sales totaled $603.4 million on shipments of 107,000 units. A 44% increase in domestic shipments drove this improvement, with 64,500 units in fiscal 2001 compared to 44,700 in fiscal 2000. In fiscal 2001 replacement sales of 38,000 machines domestically represented a 100% increase over fiscal 2000. Replacement sales were especially strong in the Nevada, Midwestern and Native American markets. IGT innovations in slot technology such as Multi-Denomination(TM) games and EZ Pay(TM) games and systems along with strong player acceptance of new games helped stimulate these replacement sales. Fiscal 2001 sales of 11,900 machines into the new California Native American market contributed significantly to the increase. IGT also provided gaming machines to several new casinos during fiscal 2001 including the Texas Casino, Palms Casino and Green Valley Ranch in Las Vegas, and the San Manuel in California.

International shipments declined 11% to 55,300 units in fiscal 2001 versus 62,300 units during fiscal 2000. Japanese shipments slowed to 7,400 in fiscal 2001 compared to 14,600 in fiscal 2000 due to difficulties experienced in bringing popular new games to the market. Australia realized improvements from the standardization of its product line resulting in unit sales of 9,800, a 47% increase over fiscal 2000. Slight declines were experienced by the United Kingdom (UK), Europe and Africa, with offsetting improvements in Latin America.

Product sales margins rose to 40% during fiscal 2001 compared to 38% in fiscal 2000 as a result of volume efficiencies and a higher percentage of domestic sales.

Proprietary Gaming
Gaming operations revenues and earnings of unconsolidated affiliates totaled $517.6 million during fiscal 2001 compared to $401.0 million in fiscal 2000. The combination of the ongoing popularity of our established proprietary games, such as Wheel of Fortune(R), and the successful introduction of new games drove positive financial results. The newest games in our proprietary games family, Jeopardy!(R) Video Slots, The Addams Family (TM), Austin Powers(TM), The Price is Right(TM) and the $1,000,000 Pyramid(TM) along with the joint venture game I Dream of Jeannie(TM), contributed significantly to the overall improvement. The total installed base of our proprietary games, including joint venture and strategic alliance games, increased to 26,200 units, a growth rate of 36% over the installed base of 19,200 games in fiscal 2000. In recognition that all games have a finite lifecycle, IGT systematically replaces legacy proprietary games experiencing declining play levels with new games incorporating enhanced entertainment value and improved player appeal.

Gross margin contributions from proprietary gaming totaled $346.5 million in 2001, 25% higher than the $276.2 million recorded in fiscal 2000. The resulting gross profit percentage declined two percentage points in fiscal 2001 to 67%. Significant interest rate cuts during fiscal 2001 adversely impacted our cost of funding jackpot payments. The fiscal 2001 installed base also had a larger percentage of "theme" games, which carry additional royalty costs.

Operating Expenses
Operating expenses totaled $282.3 million in fiscal 2001 versus $236.3 million for fiscal 2000. Selling, general, and administrative expenses increased $30.4 million as a result of higher variable commission and incentive costs, along with additional legal and compliance costs in support of stronger sales volumes. Depreciation and amortization expense, not included in cost of sales, declined slightly to $20.3 million. R&D expenses for fiscal 2001 were $62.5 million as compared to $55.2 million in fiscal 2000. Additional personnel and related costs to support our commitment to innovative game development resulted in this increase. Bad debt expense increased $8.9 million related to increased sales volume and specific reserves related to international receivables.

Other Income and Expense
Other expense, net, totaled $55.8 million for fiscal 2001 compared to $22.5 million for fiscal 2000. The primary difference in the two periods relates to the legal settlement received in fiscal 2000. Additionally, gains on investments declined $4.1 million based on corporate cash investment timing and market conditions.

Our worldwide tax rate increased to 37% in fiscal 2001 from 36% in fiscal 2000.

Business Segments Operating Profit (See Note 19 of our Consolidated Financial Statements)
IGT's segment profit reflects income from continuing operations before tax including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Product sales operating profit grew to $163.2 million or 20% of related revenues for fiscal 2001 compared to $91.4 million or 15% for fiscal 2000. This significant improvement reflects the growth in domestic sales partially offset by increased R&D costs.

In fiscal 2001, operating profit for the proprietary gaming segment reached $262.2 million, an increase of $60.0 million or 30% over fiscal 2000. This improvement resulted from the growth of the installed base of our proprietary machines and the popularity of both the established games such as Wheel of Fortune(R) and our newer proprietary games themes. This improvement was slightly offset by the increased cost of funding jackpot payments and higher royalty costs.

Financial Condition, Liquidity and Capital Resources

Capital Resources
One of IGT's fundamental financial strengths is our ability to generate cash from operations to reinvest in our business. We anticipate that our operating activities in fiscal 2003 will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. With the completion of the Anchor acquisition, we have additional sources of capital from its operations.

We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditures and operating capital requirements, scheduled debt payments, interest and income tax obligations, strategic investments and acquisitions, and share repurchases. Our sources of capital afford us the financial flexibility to target acquisitions of businesses that offer opportunities to implement our operating strategies, increase our rates of return, and improve shareholder value.

Cash Flow From Operating Activities
Cash provided by operations in fiscal 2002 totaled $504.5 million, an increase of $306.4 million from fiscal 2001. The most significant fluctuation was due to the inclusion of Anchor's operating results and the consolidation of the JV for the nine months subsequent to acquisition. Additional improvements to cash flow generated from operations were derived predominantly from improvements in inventories and receivables, as well as timing of payments for prepaid expenses, distributions from unconsolidated affiliates, and accrued and deferred taxes. Fiscal 2001 cash provided by operations totaled $198.2 million, an increase of $69.3 million from fiscal 2000, primarily as the result of favorable operating performance.

Cash Flow From Investing Activities
Net cash flow from investing activities provided $111.9 million in the current fiscal year compared to $70.7 million used in fiscal 2001. This increase is primarily related to the Anchor acquisition and consolidation of the JV. Other significant increases in the current year cash flows from investing activities related to proceeds from the sale of Anchor's Pala management contract and a decrease in cash advanced on loans receivable. In 2001, investing activities used an additional $89.1 million in cash compared to fiscal 2000. This increase was the result of business acquisitions during 2001 and a decrease in proceeds from disposals of investments and other assets. Fiscal 2000 included $43.2 million in proceeds from sale of the Miss Marquette riverboat, a held-for-sale asset acquired in the purchase of Sodak Gaming in fiscal 1999.

Total capital expenditures for property, plant and equipment and the percentage distribution by geographic operating segment for fiscal 2002, 2001, and 2000 are as follows:

                                                    Fiscal Years
                                          --------------------------------
                                           2002         2001       2000
        ------------------------------------------------------------------
        (Amounts in millions)
        Capital Expenditures              $ 33.8      $  34.7     $ 18.5
           Domestic                          93%          88%        77%
           International                      7%          12%        23%


The increase in fiscal 2001 over fiscal 2000 spending is primarily due to investments to improve the productivity of operations. We invested $6.0 million in fiscal 2002, $8.6 million in fiscal 2001, and $4.5 million in fiscal 2000 to update our internal software systems with an ERP solution.

Cash Flow From Financing Activities
Net cash used for financing activities in fiscal 2002 was $558.4 million compared to $9.1 million used in fiscal 2001. The increase in fiscal 2002 is primarily due to the use of $249.3 million for purchases of treasury stock and $373.0 million for principal payments on long-term debt, primarily related to the early redemption of Anchor's debt. The change between 2001 and 2000 was primarily due to decreased purchases of treasury stock in fiscal 2001.

Other Cash Flow Information
Inventory Transfers to Gaming Operations Equipment
The $59.6 million of net cash used for inventory in fiscal 2002 is comprised of the $11.7 million net decrease in our inventory balances, $20.1 million of inventory added through acquisition and $2.0 million in currency translation adjustment, and offset by $16.8 million of obsolescence and $76.6 million of non-cash transfers to gaming operations equipment. Property, plant, and equipment increased during fiscal year 2002 as the result of capital expenditures and non-cash transfers of machines from inventory to gaming operations equipment, as well as assets acquired from the Anchor acquisition.

Net Cash Flow from Proprietary Progressive Jackpot Systems
WAP games differ from stand alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. Only WAP systems have related jackpot liabilities and investments to fund future jackpot payments.

Our proprietary WAP systems provide cash through collections from systems to fund jackpot liabilities and from maturities of US government securities purchased to fund future annual jackpot payments. Cash is used to make payments to jackpot winners for jackpot liabilities or to purchase US government securities to fund future jackpot payments. The purchase of and proceeds from investments to fund jackpot liabilities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments to winners are classified as financing activities.

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our proprietary progressive jackpot systems games. Net cash flow from these activities collectively provided cash of $31.5 million in fiscal 2002, $18.2 million in 2001 and used cash of $23.2 million in fiscal 2000.

Stock Repurchase Plan
Our Board of Directors authorized IGT's stock repurchase plan in 1990. As of November 23, 2002, the remaining share repurchase authorization, as amended, totaled 4.7 million shares. During fiscal 2002, we repurchased 3.6 million shares for an aggregate price of $214.0 million. During fiscal 2001, we repurchased 2.5 million shares for an aggregate price of $100.7 million. During fiscal 2000, we repurchased 15.7 million shares for an aggregate price of $318.5 million, including 11.0 million shares repurchased pursuant to an issuer-tender offer at $21 per share.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $275.3 million at September 28, 2002. Of this amount, $2.9 million was drawn with an average interest rate of 2.38%, $8.2 million was reserved for letters of credit and the remaining $264.2 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit our ability to incur indebtedness, grant liens, make investments, acquisitions, dispositions, or to pay dividends or make certain other restricted payments without the written consent of the lenders and require the maintenance of certain financial ratios. At September 28, 2002, we were in compliance with all applicable covenants.

IGT assumed approximately $337.0 million, net of discount, of Anchor's long-term debt upon the completion of the acquisition. Immediately following the acquisition, we fully repaid and terminated Anchor's senior credit facility of $89.5 million using available cash. During the current fiscal year we repurchased $249.9 million face value of Anchor's outstanding 9.875% fixed rate Senior Subordinated Notes due 2008, primarily in a cash tender offer in July 2002, using available cash. This transaction extinguished substantially all of the debt outstanding that was assumed in the Anchor acquisition. We recognized an extraordinary loss of approximately $12.5 million, net of tax, or $0.14 per diluted share related to the early extinguishment of this debt.

In fiscal 1999, we issued $1.0 billion of Senior Notes in two tranches, $400 million at 7.875% due May 15, 2004 and $600 million at 8.375% due May 15, 2009, in a private placement subsequently exchanged for registered notes. During the current fiscal year, we repurchased $17.2 million of these Senior Notes using available cash recognizing an extraordinary loss of approximately $700,000, net of tax, or $0.01 per diluted share. The issuance of these Senior Notes could have important consequences, including (1) increasing our vulnerability to general adverse economic and industry conditions; (2) limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; (3) requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; (4) limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and (5) disadvantaging us compared to competitors with less indebtedness. The indenture contains a number of covenants, including restrictions on our ability to incur indebtedness, grant liens on our assets, or enter into sale/leaseback transactions. At September 28, 2002, we were in compliance with all applicable covenants.

Our ability to meet our debt service obligations on the remaining Senior Notes outstanding and our other indebtedness will depend on our future performance. In addition, our bank revolving line of credit requires us to maintain specified financial ratio tests. Our ability to maintain such ratio tests will also depend on our future performance which is subject to general economic conditions and to financial, business, regulatory and other factors affecting our operations, many of which are beyond our control. If we were unable to maintain the financial ratio tests under the bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross-acceleration provisions, including the Senior Notes, may also be accelerated and become due and payable. If any of these events should occur, we may not be able to pay such amounts. At September 28, 2002, we had $971.4 million outstanding in long-term debt, net of unamortized discount, compared to $984.7 million at September 29, 2001.

Liquidated Damages Under Online Lottery Contracts
Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our US lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system start-up and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for significant additional expense. Our lottery contracts generally require us to post a performance bond, which may be substantial, securing our performance under such contracts. At September 28, 2002, we had $2.7 million accrued for liquidated damages.

Financial Condition

                                                     September     September
                                                       2002          2001
       ---------------------------------------------------------------------
       (Amounts in millions)
       Total assets                                   $3,316        $1,923
       Total liabilities and minority interest         1,883         1,627
       Total stockholders' equity                      1,433           296

Total assets increased $1.4 billion during fiscal year 2002 primarily due to the acquisition of Anchor, and the associated consolidation of the JV. This acquisition significantly impacted the increase in property, plant and equipment, intangible assets, goodwill and investments to fund jackpot liabilities. See Note 2 of our Consolidated Financial Statements. Inventories decreased over the prior year reflecting better management of inventory quantities.

Total liabilities and minority interest at September 28, 2002 increased $255.3 million, related to the Anchor acquisition and consolidation of the JV, offset by subsequent debt repayments. The consolidation of the JV was the most significant component of the increase in our jackpot liabilities and accrued income taxes. Additionally, other accrued liabilities were also affected by additional litigation accruals. The reduction in accounts payable was due primarily to the timing of payments on stock repurchases initiated in fiscal 2001 and settled in fiscal 2002.

Total stockholders' equity increased $1.1 billion, predominantly due to the fair value of shares issued for the acquisition of Anchor. Net income generated during the current year also increased stockholders' equity, offset by treasury stock repurchases. Additional paid-in capital also increased as the result of employee stock plans.

Off-Balance Sheet Activities
In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet instruments and we are not dependent on off-balance sheet financing arrangements to fund our operations.

We had performance bonds outstanding, related to our operation of several lottery systems and a gaming machine route, totaling $77.1 million at September 28, 2002 and $2.1 million at September 29, 2001. The amount outstanding at September 28, 2002 included $75.0 million related to lottery systems acquired with Anchor. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our nonperformance. See Note 12 of our Consolidated Financial Statements for additional information regarding off-balance sheet information.

Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust assets and liabilities are primarily related to jackpot liabilities and the cash and investments used to fund those jackpot liabilities. At September 28, 2002, trust assets were greater than liabilities to third parties and we had no trust loans outstanding.

Impact of Inflation
In the last three years, the general level of inflation affecting us has not had a significant effect on our operations. Inflation affects the way we operate in many markets worldwide. In general, we are able to increase prices to counteract the majority of inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Recently Issued Accounting Standards
IGT keeps abreast of new accounting standards issued by the Financial Accounting Standards Board (FASB), Securities and Exchange Commission (SEC) and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Consolidated Financial Statements.

Reclassifications
Certain amounts in the prior years' comparative consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year.

Euro Currency Conversions
On January 1, 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies and one common currency, the euro. Conversion to the euro eliminated currency exchange rate risk between the member countries. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro denominated bills and coins were issued and the former currencies were withdrawn from circulation.

Our operating subsidiaries affected by the euro conversion established and implemented the euro currency conversion at the beginning of fiscal 2002. The conversion to the euro included adapting financial systems and business processes, changing equipment, such as coin validators and note acceptors, to accommodate euro denominated transactions in our current products, and the impact of one common currency on pricing. We have not incurred material system and equipment conversion costs related exclusively to the euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects that one common currency will have on pricing and the resulting impact, if any, on our financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Management
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the non-functional currency monetary assets and liabilities of our operations. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of our hedging program is to minimize the impact to our earnings resulting from exchange rate changes.

At September 28, 2002, we had net foreign currency exposure of $28.9 million related to our monetary assets and liabilities denominated in non-functional foreign currency and $54.9 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward currency contracts. At September 29, 2001, we had net foreign currency exposure of $44.6 million related to our monetary assets and liabilities denominated in non-functional foreign currency, hedged with $40.5 million in forward contracts.

Given our foreign exchange position, a 10% percent adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

As currency exchange rates change, translation of the income statements of our international businesses into US dollars affects year-over-year comparability of operating results. IGT does not generally hedge translation risks because cash flows from international operations are generally reinvested locally.

Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would impact reported operating results by approximately $3.0 million in the current fiscal year compared to $1.5 million in the prior year. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our cost to fund jackpots, and therefore the gross profit in our proprietary gaming operations. If interest rates decline, our cost to fund jackpots increases, and correspondingly our gross profit declines. Since fiscal 2000, we have experienced declining interest rates which have lowered our proprietary gaming gross profits. We estimated that a 10% decline in interest rates would have reduced our proprietary gaming gross profit by $11.3 million in fiscal 2002 and $8.5 million in 2001. IGT currently does not manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, the fair market value of these notes would have decreased approximately $24.2 million at September 28, 2002 and $33.2 million at September 29, 2001.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements                                           Page

Independent Auditors' Report                                             38

Consolidated Statements of Income
    for the years ended September 28, 2002, September 29, 2001,
    and September 30, 2000                                               39

Consolidated Balance Sheets
    at September 28, 2002 and September 29, 2001                         41

Consolidated Statements of Cash Flows
    for the years ended September 28, 2002, September 29, 2001
    and September 30, 2000                                               43

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended September 28, 2002, September 29, 2001
    and September 30, 2000                                               46

Notes to Consolidated Financial Statements                               47

Independent Auditors' Report

To the Stockholders and Board of Directors of International Game Technology:


We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries (the "Company") as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended September 28, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Reno, Nevada
November 5, 2002

Consolidated Statements of Income

                                                                                 Years ended
                                                           ------------------------------------------------------
                                                            September 28,       September 29,      September 30,
                                                                2002                2001                2000
-----------------------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)
Revenues
   Product sales                                            $  846,080          $  824,267          $  603,381
   Gaming operations                                           882,432             374,942             295,023
   Lottery and pari-mutuel systems                             119,056                   -                   -
                                                            ----------          ----------          ----------
   Total revenues                                            1,847,568           1,199,209             898,404
                                                            ----------          ----------          ----------
Costs and expenses
   Cost of product sales                                       482,490             493,201             375,750
   Cost of gaming operations                                   403,129             171,087             124,806
   Cost of lottery and pari-mutuel systems                      79,901                   -                   -
   Selling, general and administrative                         236,405             180,421             150,057
   Depreciation and amortization                                46,953              20,252              20,897
   Research and development                                     80,265              62,526              55,204
   Provision for bad debts                                      18,463              19,073              10,153
                                                            ----------          ----------          ----------
   Total costs and expenses                                  1,347,606             946,560             736,867
                                                            ----------          ----------          ----------
Earnings of unconsolidated affiliates                           32,470             142,630             105,991
                                                            ----------          ----------          ----------
Income from operations                                         532,432             395,279             267,528
                                                            ----------          ----------          ----------
Other income (expense)
   Interest income                                              50,665              49,819              50,977
   Interest expense                                           (116,879)           (102,039)           (102,170)
   Gain (loss) on investments                                      (15)                438               4,553
   Loss on the sale of assets                                     (326)                (26)               (917)
   Minority interest                                              (695)                   -                  -
   Other                                                       (21,011)             (3,999)             25,016
                                                            ----------          ----------           ---------
   Other expense, net                                          (88,261)            (55,807)            (22,541)
                                                            ----------          ----------          ----------
Income from continuing operations
   before tax                                                  444,171             339,472             244,987
Provision for income taxes                                    (167,453)           (125,537)            (88,195)
                                                            ----------          ----------          ----------
Income from continuing operations                              276,718             213,935             156,792
Income from discontinued operations,
   net of tax                                                    7,639                   -                   -
                                                            ----------          ----------          ----------
Income before extraordinary item                               284,357             213,935             156,792
Extraordinary loss on early redemption of
   debt, net of income tax benefit of $7,984                   (13,192)                  -                   -
                                                            ----------          ----------          ----------
Net income                                                  $  271,165          $  213,935          $  156,792
                                                            ==========          ==========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Income

                                                                               Years ended
                                                            ----------------------------------------------------
                                                           September 28,       September 29,       September 30,
                                                               2002                2001                2000
----------------------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)
Basic earnings per share
    Continuing operations                                   $     3.28          $     2.90          $     2.05
    Discontinued operations                                       0.09                   -                   -
    Extraordinary item                                           (0.16)                  -                   -
                                                            ----------          ----------          ----------
    Net income                                              $     3.21          $     2.90          $     2.05
                                                            ==========          ==========          ==========
Diluted earnings per share
    Continuing operations                                   $     3.21          $     2.80          $     2.00
    Discontinued operations                                       0.09                   -                   -
    Extraordinary item                                           (0.15)                  -                   -
                                                            ----------          ----------          ----------
    Net income                                              $     3.15          $     2.80          $     2.00
                                                            ==========          ==========          ==========

Weighted average common shares outstanding                      84,593              73,851              76,586
Weighted average common and potential
    shares outstanding                                          86,049              76,525              78,229


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Balance Sheets

                                                                               September 28,    September 29,
                                                                                  2002             2001
-------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
    Current assets
       Cash and cash equivalents                                                $  423,694     $  364,234
       Investment securities, at market value                                       13,493         13,085
       Accounts receivable, net of allowances for doubtful
          accounts of $18,578 and $15,944                                          314,620        249,410
       Current maturities of long-term notes and contracts
          receivable, net of allowances                                             61,357         62,977
       Inventories, net of allowances for obsolescence
          of $24,677 and $28,887
          Raw materials                                                             66,536         71,835
          Work-in-process                                                            5,412          3,093
          Finished goods                                                            72,212         80,962
                                                                                ----------     ----------
          Total inventories                                                        144,160        155,890
                                                                                ----------     ----------
       Investments to fund liabilities to jackpot winners                           39,932         29,286
       Deferred income taxes                                                         3,511         30,053
       Prepaid expenses and other                                                   47,111         62,739
       Assets held for sale                                                        147,144              -
                                                                                ----------     ----------
          Total current assets                                                   1,195,022        967,674
                                                                                ----------     ----------
    Long-term notes and contracts receivable,
       net of allowances and current maturities                                    138,279         90,606
                                                                                ----------     ----------
    Property, plant and equipment, at cost
       Land                                                                         21,750         19,597
       Buildings                                                                    85,975         78,677
       Gaming operations equipment                                                 294,096        122,613
       Manufacturing machinery and equipment                                       169,143        139,084
       Leasehold improvements                                                        9,364          5,164
                                                                                ----------     ----------
          Total                                                                    580,328        365,135
       Less accumulated depreciation and amortization                             (284,193)      (159,788)
                                                                                ----------     ----------
          Property, plant and equipment, net                                       296,135        205,347
                                                                                ----------     ----------

    Investments to fund liabilities to jackpot winners                             329,802        233,669
    Deferred income taxes                                                           82,916        133,728
    Intangible assets, net                                                         276,485         40,076
    Goodwill, net                                                                  967,424        139,558
    Investments in unconsolidated affiliates                                            66         74,659
    Other assets                                                                    29,689         38,122
                                                                                ----------     ----------
                                                                                $3,315,818     $1,923,439
                                                                                ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Balance Sheets


                                                                                September 28,   September 29,
                                                                                    2002            2001
-------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities and Stockholders' Equity
    Current liabilities
       Current maturities of long-term notes payable
          and capital lease obligations                                         $    8,519     $     5,023
       Accounts payable                                                             77,669         125,164
       Jackpot liabilities                                                         167,097          85,109
       Accrued employee benefit plan liabilities                                    47,156          41,452
       Accrued interest                                                             29,998          30,884
       Accrued income taxes                                                         45,762           7,246
        Other accrued liabilities                                                  123,672          76,021
       Liabilities of discontinued operations                                       11,186               -
                                                                                ----------     -----------
          Total current liabilities                                                511,059         370,899
    Long-term notes payable and capital lease obligations,
        net of current maturities                                                  971,375         984,742
    Long-term jackpot liabilities                                                  380,567         258,457
    Other liabilities                                                               11,010          13,228
                                                                                ----------     -----------
                                                                                 1,874,011       1,627,326
                                                                                ----------     -----------

    Minority Interest                                                                8,663               -
                                                                                ----------     -----------

    Commitments and contingencies                                                        -               -

    Stockholders' Equity
       Common stock: $.000625 par value; 320,000,000
          shares authorized; 174,166,938 and 156,633,430
          shares issued                                                                109              98
       Additional paid-in capital                                                1,451,385         365,233
       Deferred compensation                                                       (10,748)              -
       Retained earnings                                                         1,528,284       1,257,119
       Treasury stock: 87,340,612 and 83,700,984 shares, at cost                (1,530,434)     (1,316,444)
       Accumulated other comprehensive loss                                         (5,452)         (9,893)
                                                                                ----------     ----------
                                                                                 1,433,144         296,113
                                                                                ----------     -----------
                                                                                $3,315,818     $ 1,923,439
                                                                                ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                    Years ended
                                                                    --------------------------------------------
                                                                    September 28,   September 29,  September 30,
                                                                        2002             2001          2000
----------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash flows from operating activities
    Net income                                                        $271,165        $213,935       $156,792
                                                                      --------        --------       --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                   146,101          63,348         54,387
       Discounts, premiums and deferred offering costs                   1,197           2,939          2,457
       Stock based compensation                                          3,348           1,269          1,216
       Provision for bad debts                                          18,463          19,073         10,153
       Provision for inventory obsolescence                             16,853          21,088         16,001
       Gain (loss) on sale of assets                                       341            (412)        (3,636)
       (Increase) decrease in operating assets:
           Receivables                                                   6,311         (22,430)       (34,755)
           Inventories                                                 (59,583)        (94,687)       (67,490)
           Prepaid expenses and other                                   32,927         (19,139)        (5,993)
           Other assets                                                 (5,612)        (19,553)        (8,458)
           Net accrued and deferred income taxes, net of
               tax benefit of employee stock plans                      44,763          19,931        (17,394)
       Increase (decrease) in accounts payable and
         accrued liabilities                                            (3,812)         16,425         46,553
       Earnings of unconsolidated affiliates
         less than (in excess of) distributions                         10,881          (3,637)       (20,993)
        Extraordinary loss on early redemption of debt                  21,176               -              -
                                                                      --------        --------       --------
               Total adjustments                                       233,354         (15,785)       (27,952)
                                                                      --------        --------       --------
           Net cash provided by operating activities                   504,519         198,150        128,840
                                                                      --------        --------       --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                    Years ended
                                                                    --------------------------------------------
                                                                    September 28,  September 29,   September 30,
                                                                        2002            2001           2000
----------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash flows from investing activities
    Investment in property, plant and equipment                        (33,793)        (34,651)        (18,460)
    Proceeds from sale of property, plant and equipment                  1,394           1,402          11,503
    Investment securities:
      Purchases                                                        (12,715)         (3,891)        (14,034)
      Proceeds                                                           8,030          13,891          12,758
    Investments to fund liabilities to jackpot winners:
      Purchases                                                        (40,091)        (33,098)        (25,202)
      Proceeds                                                          36,192          27,814          30,469
    Loans receivable:
      Cash advanced                                                     (5,869)        (40,179)        (25,327)
      Payments received                                                 21,766          29,652           3,519
    Proceeds from sale of other assets                                  14,000               -          43,249
    Investment in unconsolidated affiliates                             (1,040)           (420)            (55)
    Acquisition of businesses                                          124,060         (31,177)              -
                                                                      --------       ---------       ---------
      Net cash provided by (used in) investing activities              111,934         (70,657)         18,420
                                                                      --------       ---------       ---------

Cash flows from financing activities
    Long-term debt:
      Proceeds                                                           1,974           5,093          12,008
      Principal payments                                              (372,988)        (18,604)        (10,408)
    Jackpot liabilities:
      Collections from systems                                         223,037          91,596          82,769
      Payments to winners                                             (187,631)        (68,106)       (111,251)
    Proceeds from shares issued                                         72,762          43,726          13,287
    Share repurchases                                                 (249,270)        (62,807)       (318,473)
    Premium paid on early redemption of debt                           (46,279)              -               -
                                                                      --------       ---------       ---------
      Net cash used in financing activities                           (558,395)         (9,102)       (332,068)
                                                                      --------       ---------       ---------

Effect of exchange rate changes on cash
    and cash equivalents                                                 1,402             936           3,372
                                                                      --------       ---------      ----------
Net increase (decrease) in cash
    and cash equivalents                                                59,460         119,327        (181,436)
Cash and cash equivalents at:
    Beginning of year                                                  364,234         244,907         426,343
                                                                      --------       ---------       ---------

    End of year                                                       $423,694       $ 364,234       $ 244,907
                                                                      ========       =========       =========

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


                                                                                  Years ended
                                                                   -------------------------------------------
                                                                   September 28,  September 29,  September 30,
                                                                       2002           2001           2000
--------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Increase in property, plant, and equipment
    related to net transfers between inventory
    and gaming operations equipment                                  $   76,590     $ 63,106      $ 20,683

Treasury stock acquired for options exercised                                 -        2,650             -

Tax benefit of employee stock plans                                      33,735       38,765         2,381

Payments of interest                                                     97,306       88,339        86,944

Payments of income taxes                                                113,833      115,472       107,216

Investing and financing transactions accrued in 2001,
    but cash paid in 2002:
      Investment purchases                                                    -        1,838             -
      Principal payments on debt                                              -        8,000             -
      Purchases of treasury stock                                             -       35,280             -

Increase in notes receivable from the sale of the Pala
    management contract                                                  63,000            -             -

Acquisitions:
    Cash acquired                                                       124,060        2,814             -
    Cash paid                                                                 -       33,991             -
    Fair value of assets acquired                                     1,559,597       53,218             -
    Fair value of liabilities assumed                                   714,280       22,041             -
    Fair value of equity issued, net                                    969,377            -             -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                                                        Years ended
                                                                       ----------------------------------------------
                                                                       September 28,   September 29,    September 30,
                                                                           2002            2001             2000
---------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Common stock
     Balance at beginning of year
       156,633; 153,740; and 152,871 shares                            $        98      $        96      $        96
     Employee stock plans
        2,632; 2,893; and 869 shares                                             2                2                -
     Anchor acquisition; 14,902 shares                                           9                -                -
                                                                       -----------      -----------      -----------
     Balance at end of year
       174,167 shares at 2002                                          $       109      $        98      $        96
                                                                       ===========      ===========      ===========

Additional paid-in capital
     Balance at beginning of year                                      $   365,233      $   278,825      $   261,941
     Employee stock plans                                                   72,760           46,374           13,287
     Stock based compensation                                                  123            1,269            1,216
     Tax benefit of employee stock plans                                    33,735           38,765            2,381
     Anchor acquisition                                                    979,534                -                -
                                                                       -----------      -----------      -----------
     Balance at end of year                                            $ 1,451,385      $   365,233      $   278,825
                                                                       ===========      ===========      ===========

Deferred compensation
     Balance at beginning of the year                                  $         -      $         -      $         -
     Stock based compensation expense                                        3,225                -                -
     Anchor acquisition                                                    (13,973)               -                -
                                                                       -----------      -----------      -----------
     Balance at end of year                                            $   (10,748)     $         -      $         -
                                                                       ===========      ===========      ===========

Retained earnings
     Balance at beginning of year                                      $ 1,257,119      $ 1,043,184      $   886,392
     Net income                                                            271,165          213,935          156,792
                                                                       ----------       -----------      -----------
     Balance at end of year                                            $ 1,528,284      $ 1,257,119      $ 1,043,184
                                                                       ===========      ===========      ===========

Treasury stock
     Balance at beginning of year                                      $(1,316,444)     $(1,215,707)     $  (897,234)
     Share repurchases                                                    (213,990)        (100,737)        (318,473)
                                                                       -----------      -----------      -----------

     Balance at end of year                                            $(1,530,434)     $(1,316,444)     $(1,215,707)
                                                                       ===========      ===========      ===========

Accumulated comprehensive loss
     Balance at beginning of year                                      $    (9,893)     $    (9,813)     $    (8,977)
     Other comprehensive income (loss)                                       4,441              (80)            (836)
                                                                       -----------      -----------      -----------
     Balance at end of year                                            $   (5,452)      $    (9,893)     $    (9,813)
                                                                       ==========       ===========      ===========

Summary of total comprehensive income
     Net income                                                        $   271,165      $   213,935      $   156,792
     Other comprehensive income (loss)                                       4,441              (80)            (836)
                                                                       -----------      -----------      -----------
     Comprehensive income                                              $   275,606      $   213,855      $   155,956
                                                                       ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
International Game Technology is recognized as one of the world leaders in the development and production of computerized gaming products. We operate in three lines of business: product sales, proprietary gaming and lottery systems. Founded in 1980, IGT principally served the casino gaming industry in the United States (US). In 1986, we began expanding our business internationally. In addition to our US production, we currently manufacture our products in the United Kingdom (UK) and through third party manufacturers in Japan, Canada, and Germany. We also maintain sales offices in selected legalized gaming jurisdictions globally, including Australia, Europe, Japan, Latin America, New Zealand and South Africa.

Unless the context indicates otherwise, references to "International Game Technology," "IGT," "we," "our," or "the Company" includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89521; our telephone number is (775) IGT-7777; our Internet address is www.IGT.com. Through our Internet website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.

Basis of Presentation
Certain amounts in the comparative prior years' consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year. Our fiscal years end on the Saturday closest to September 30. Similarly, our quarters end on the Saturday closest to the last day of the quarter end month.

Principles of Consolidation
Our consolidated financial statements include the accounts of International Game Technology and all of its majority owned or controlled subsidiaries. The minority interests for Colorado Grande Casino have been presented within discontinued operations and liabilities of discontinued operations. We account for investments in 50% or less owned joint ventures using the equity method. For strategic marketing alliances for which no separate legal entity exists, we recognize 100% of the assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliance. All appropriate inter-company accounts and transactions have been eliminated.


Critical Accounting Policies

Use of Estimates
Our consolidated financial statements have been prepared in conformity with US generally accepted accounting principles. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory obsolescence, investments, intangible assets, income taxes, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.


Revenue Recognition
We generally recognize revenue when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

Product Sales
We generally recognize revenue from the sale of gaming machines, systems, equipment and related parts when the products are shipped and title passes to the customer. Our sales credit terms are normally 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to five years with interest recognized at prevailing rates.

Proprietary Gaming
Our proprietary gaming segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances for which no separate legal entities exist, as well as our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Because our joint venture operations are an integral part of our business and the nature of the products and management are the same, our earnings of unconsolidated affiliates are included as a component of income from operations. IGT and Anchor Gaming (Anchor) were 50% partners in our largest joint venture, The Spin For Cash Wide Area Progressive Joint Venture (JV). Subsequent to the acquisition of Anchor on December 30, 2001, the activities of the JV have been consolidated.

We place games in both casinos and government sponsored gaming markets under a broad spectrum of recurring revenue pricing arrangements, including wide area progressive (WAP) systems, stand alone participation and flat fee, equipment leasing and rental, as well as hybrid pricing or premium products that include a product sale and a recurring fee. WAP games differ from stand alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. WAP game revenues are recognized based on a percentage of coin in generated by the game. Revenues from stand alone games are recognized based on a percentage of the net win that the game generates or on a flat fee basis with the passage of time. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin-in either directly to IGT, an administrator, or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

Our linked progressive systems in Iowa are operated under a trust consisting of one member from each Iowa casino operating multi-linked games related to the trust. As administrator, IGT provides all of the services associated with the operation of the trust. Fees paid to IGT consist of funds generated by the trust in excess of the amount necessary to fund the jackpot liabilities. IGT recognizes revenue based on the trust profits. In Atlantic City, New Jersey, our linked progressive slot system operations are administered by several trusts managed by representatives of the participating casinos. Separate trusts exist for each system linked by a progressive meter. Fees paid to IGT are a function of the trusts' adequate cash flow. We recognize revenues from these trusts based on estimated collectibility.

Lottery and Pari-mutuel Systems
Revenue from the sale of lottery and pari-mutuel gaming systems equipment and related parts is generally recognized upon delivery to the customer. Revenues from sales of lottery and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on central site systems, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate. Systems contract services revenue is recognized as the services are performed. These long-term contracts require installation and operation of lottery and pari-mutuel wagering networks and the related revenue is generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts.

Casino Operations
In accordance with industry practice, we recognize casino gaming revenue as the net win from casino operations, which is the difference between amounts wagered and payments made to casino players. Slot route revenue is recognized based on our share of coins wagered or on our share of net winnings. Revenue excludes the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates accrued to customers as part of the casino loyalty programs. In June 2002, we committed to a plan to sell our casino operations and have reclassified all related financial results to discontinued operations.

Jackpot Liabilities and Expenses
IGT, the administrator or the trust recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive the present value of jackpots discounted at applicable interest rates (lump-sum) in lieu of annual installments. Interest rates eligible for use in the lump sum payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions. Historically, approximately 80% of winners elect the lump sum payment option. Winners that do not elect the lump sum payment generally receive equal annuity payments over the 20 to 26 year time horizon. We fund jackpot annuity payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities to be paid to future winners, we use current market prime, treasury, and agency rates weighted based on the 80% historical lump-sum election ratio. We believe this calculation provides the best estimate of our cost to fund jackpots.

Additionally, we estimate the current portion of our liabilities for jackpots not yet won based on our historical experience with winners' lump-sum elections, as well as the theoretical projected number of jackpots for the current and non-current periods. Based on this, we have classified 80% of our jackpot liabilities as current and 20% as non-current. Changes in future winners' elections of installment or lump-sum payments would impact the allocation of our jackpot liabilities between current and non-current liabilities.

Fluctuations in applicable interest rates due to changes in market and other economic conditions directly impact our cost to fund jackpots, and therefore the gross profit on our gaming operations. If interest rates decline, our cost to fund jackpots increases, and correspondingly our gross profit declines.

Receivables and Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts on our accounts and notes receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworth-iness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts.

Inventories and Obsolescence
Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly review inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Long-lived Assets
We assign estimated useful lives to our long-lived assets, including intangible assets and prepaid or deferred royalties, based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. We are required to use judgment and make estimates to determine the useful lives of long-lived assets. We have classified prepaid and deferred royalty costs as current and non-current assets based on the period of expected consumption related to projected revenues. We depreciate or amortize our long-lived assets with finite lives to reflect the pattern in which the economic benefits for the assets will be consumed based on projected usage and revenues. While we believe that our estimates of future revenues, cash flows and useful lives are reasonable, different assumptions could materially effect our assignment of useful lives. Any changes to the estimated useful lives of our depreciable or amortizable assets will impact our results of operations.

Our property, plant and equipment is depreciated or amortized using the straight-line method over the following useful lives: buildings over 30 to 40 years; gaming operations equipment over 2 to 7 years; manufacturing machinery and equipment over 2 to 15 years; and leasehold improvements over the lease term. Maintenance and repairs are expensed as incurred, improvements are capitalized, and gains or losses on disposal are included in income. See Note 7 for weighted average lives of our intangible assets and the discontinuance of goodwill amortization in fiscal 2002.

We evaluate the carrying value of our long-lived and intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on our financial condition and results of operations.

Research and Development
Research and development (R&D) costs are expensed as incurred. R&D performed for specific customers is charged to cost of product sales when the related sale is recorded.

Earnings Per Share
Earnings per share is computed based on the weighted average number of common and potential shares outstanding.

Foreign Currency Translation
The functional currency of certain IGT international subsidiaries is the local currency. For those subsidiaries, we translate assets and liabilities at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders' equity. Gains and losses resulting from transactions in non-functional currencies are recorded in income. For subsidiaries whose functional currency is the US dollar, gains and losses on non-US dollar denominated assets and liabilities are recorded in income.

Derivatives and Hedging Activities
With the adoption of Statement of Financial Accounting Standards (SFAS) 133 on October 1, 2000, we recognize all derivatives as either assets or liabilities on the balance sheet at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our net exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program is to minimize the impact to our earnings resulting from exchange rate changes. The counter parties to our agreements are major commercial banks and we believe that losses related to credit risk are remote. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in non-functional foreign currency. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. These forward exchange contracts are not designated as hedging instruments under SFAS 133 and resulting gains or losses are recognized in current earnings.

From time to time, we enter into sales commitments denominated in foreign currencies. Our policy is to hedge significant firm commitments denominated in foreign currency with forward exchange contracts to protect the US dollar value of the revenues. These forward exchange contracts have been designated as fair value hedges under SFAS 133 and related gains or losses are included as a component of the hedged transaction when recorded. Gains and losses related to the hedge ineffectiveness are recorded in other income or expense. Time value is excluded from effectiveness testing.

We may also enter into interest rate swap agreements to effectively manage variable interest rate fluctuations. Amounts payable or receivable under these interest rate swap agreements are accrued as interest rates change and recognized over the life of the agreement as an adjustment to interest expense.

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

Investments to Fund Liabilities to Jackpot Winners
These investments represent discounted US treasury or agency securities purchased to meet obligations for annual payments to progressive systems jackpot winners. We have both the intent and ability to hold these investments to maturity and, therefore, classify them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Securities in this portfolio have maturity dates through 2027.

Other Assets
Other assets are primarily comprised of deferred offering costs related to Senior Notes issued and prepaid or deferred royalty costs and deposits.

Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board (FASB) issued two new standards, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Together these statements changed the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. IGT adopted SFAS 141 for business combinations completed after June 30, 2001. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Amortization of goodwill and indefinite lived assets, including goodwill recorded in past business combinations, ceases upon adoption of SFAS
142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. As a result of adopting SFAS 142 at the beginning of fiscal 2002, we have discontinued amortization of goodwill.

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

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The changes in this statement require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broaden the presentation of discontinued operations to include more disposal transactions. This statement does not apply to goodwill or indefinite lived intangible assets. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We believe that the adoption of this statement will not have a material impact on our financial condition or results of operations.

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

2.    Acquisitions, Divestitures and Discontinued Operations

Acquisitions

Anchor
On December 30, 2001, we completed our acquisition of Anchor pursuant to which Anchor became a wholly-owned subsidiary of IGT in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned.

The aggregate purchase price paid for Anchor was approximately $986.9 million, plus the assumption of Anchor's debt of $337.0 million, net of discount. The purchase price included just over 14.9 million outstanding shares of Anchor common stock, which were exchanged on a one-for-one basis for IGT shares valued at $59.50 per share, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the acquisition, and $3.5 million of transaction costs. For accounting purposes, the $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the acquisition announcement on July 9, 2001.

We have applied SFAS 141 in our allocation of the purchase price of the Anchor acquisition. The allocation of the purchase price continues to be subject to refinement as we continue to finalize the integration of Anchor's businesses and the fair value and estimated useful lives of the intangible assets acquired. Any changes to the fair value or lives assigned to the intangible assets may impact the results of operations. See Note 7 for the allocation of the purchase price to identifiable intangible assets and goodwill.

This acquisition afforded us additional opportunities to use our complementary resources to develop new games more effectively for the benefit of our customers. In addition, with Anchor we grew our business presence in the public gaming sector and expanded our business activities into online lottery systems. We believe our combined resources make us a more effective supplier to the gaming and lottery industries. Prior to the Anchor acquisition, the JV activities were accounted for under the equity method and the revenues, net of expenses, were reflected as earnings of unconsolidated affiliates on our statements of income. Subsequent to the acquisition, the JV activities have been consolidated.

The following table presents our preliminary allocation of the Anchor acquisition purchase price and the consolidation of the JV:

                                                                    Discontinued
                                                                   Casino Operations
                                                          Total         Reclass           Net
-------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash acquired                                          $  123,104       $      -      $  123,104
Assets held for sale                                       77,000        143,868         220,868
Accounts and notes receivable                              88,156         (2,251)         85,905
Inventory                                                  20,459           (510)         19,949
Property and equipment                                    153,926        (53,155)        100,771
Investments to fund liabilities to jackpot winners        102,880              -         102,880
Identifiable intangible assets                            299,929        (68,800)        231,129
Goodwill                                                  842,931        (16,978)        825,953
Investment in JV                                          (64,758)             -         (64,758)
Other current assets                                       27,520           (829)         26,691
Other long-term assets                                      2,446         (1,345)          1,101
                                                       ----------       --------      ----------
   Total assets                                        $1,673,593       $      -      $1,673,593
                                                       ==========       ========      ==========

Accounts payable                                           13,370           (623)         12,747
Liabilities of discontinued operations                          -          7,367           7,367
Notes payable                                             377,292              -         377,292
Jackpot liabilities                                       168,610              -         168,610
Other liabilities                                         144,944         (6,744)        138,200
                                                       ----------       --------      ----------
   Total liabilities                                      704,216              -         704,216
                                                       ----------       --------      ----------

Deferred compensation                                     (13,973)             -         (13,973)
Common stock and additional paid-in capital               983,350              -         983,350
                                                       ----------       --------      ----------
   Total equity                                           969,377              -         969,377
                                                       ----------       --------      ----------
   Total liabilities and equity                        $1,673,593       $      -      $1,673,593
                                                       ==========       ========      ==========

The following unaudited pro forma financial information is presented as if the Anchor acquisition had been made at the beginning of fiscal 2001. Excluding Anchor's impairment, restructuring, and other one-time charges of $121.5 million ($97.6 million net of tax) in the fiscal year ended September 29, 2001, pro forma income from continuing operations would have been $251.5 million or $2.70 per diluted share.

                                                            Years Ended
                                                   -----------------------------
                                                   September           September
                                                     2002                2001
            --------------------------------------------------------------------
            (Amounts in thousands)
            Total revenues                         $2,032,265         $1,929,991
            Income from continuing operations         287,622            153,925
            Income from discontinued operations         9,926             13,224
            Net income                                284,356            167,149
            Earnings per share
               Basic                                   $ 3.36             $ 1.88
               Diluted                                 $ 3.30             $ 1.79

Silicon
In March 2001, we completed the purchase of Silicon Gaming (Silicon), previously headquartered in Palo Alto, California. Silicon designed and manufactured innovative wagering products and held a library of game applications. The purchase method of accounting for business combinations was applied to this acquisition. The purchase price of $34.0 million was allocated to cash of $3.8 million and net assets of $30.2 million based on the estimated fair values of assets and liabilities at the date of acquisition. Net assets acquired consist primarily of identifiable intangibles, offset by deferred tax liabilities and debt assumed. Intangible assets acquired from Silicon consist primarily of patent rights valued at $56.4 million to be amortized over their useful lives of 15 to 17 years. There was no excess purchase price over the net assets acquired. The acquisition was funded with cash on hand. Subsequent to the acquisition in fiscal 2001, we paid off Silicon's long-term debt of $13.4 million. Results of Silicon subsequent to the closing of the acquisition have been included in our results of operations.

Divestiture
In July 2000, in a move to eliminate duplication within our operations in Japan, we sold Barcrest KK, the Japanese subsidiary of Barcrest, for a gain of $3.2 million ($2.0 million net of tax). The net cash proceeds from the sale were $9.8 million and the net assets disposed of were $6.6 million. The purchaser was a Japanese company engaged in the manufacture, development, and sale of pachinko and pachisuro slot machines.

Discontinued Operations
In June 2002, we committed to a plan to sell the casino operations acquired with Anchor. Casino operations includes the Colorado Central Station Casino, the Colorado Grande Casino and the Nevada slot route operations. We determined that these assets were not a strategic fit with our core business.

Our financial statements have reflected the casino operations as discontinued operations for all periods presented. Operating results of our discontinued casino operations are summarized below for the year ended:

                                                      September
                                                         2002
            ---------------------------------------------------
            (Amounts in thousands)
            Net revenues                               $88,940
                                                       =======

            Income before tax                          $12,261
            Provision for income taxes                  (4,622)
                                                       -------
            Income from discontinued operations        $ 7,639
                                                       =======

Included in our consolidated statements of financial position at September 28, 2002 were $2.3 million of deferred compensation and $27.5 million of deferred tax liabilities related to discontinued operations and assets held for sale. Assets held for sale and liabilities of discontinued operations were comprised of the following as of:

                                                                 September
                                                                   2002
            --------------------------------------------------------------
            (Amounts in thousands)
            Cash                                                 $  7,837
            Accounts receivable, net                                1,448
            Other current assets                                    1,423
            Property and equipment, net                            50,925
            Intangible assets                                      66,492
            Goodwill                                               16,978
            Other non-current assets                                2,041
                                                                 --------
                Total assets held for sale                        147,144
                                                                 --------

            Current liabilities                                     9,561
            Minority interest                                       1,625
                                                                 --------
                Total liabilities of discontinued operations       11,186
                                                                 --------
             Net assets of discontinued operations               $135,958
                                                                 ========

3.    Investment Securities

Available-for-sale investment securities consisted of the following:

                                                 Gross Unrealized
                                         Net    ------------------   Market
                                        Cost     Gains   Losses      Value
      ----------------------------------------------------------------------
      (Amounts in thousands)
      September 28, 2002
         Equity securities             $13,767   $   -   $  (274)   $ 13,493
                                       =======   =====   =======    ========

      September 29, 2001
         US Treasury securities        $ 3,000   $  35   $     -    $  3,035
         Equity securities              11,663     225    (1,838)     10,050
                                       -------   -----   -------    --------
         Total investment securities   $14,663   $ 260   $(1,838)   $ 13,085
                                       =======   =====   =======    ========


Below is a summary of sales of available-for-sale securities for the years ended:

                                     September    September     September
                                       2002         2001          2000
      -------------------------------------------------------------------
      (Amounts in thousands)
      Proceeds from sales            $8,030       $13,891       $12,758
      Gross realized gains                -           548         1,441
      Gross realized losses             (15)         (110)         (403)



4.    Investments to Fund Liabilities to Jackpot Winners

Held-to-maturity investments to fund liabilities to jackpot winners consisted of the following:
                                                 Gross Unrealized
                                    Amortized   ------------------    Market
                                      Cost       Gains    Losses       Value
      -----------------------------------------------------------------------
     (Amounts in thousands)
     September 28, 2002
        US Treasury and Agency
          securities                $369,734    $62,601   $  (208)   $432,127
                                    ========    =======   =======    ========
     September 29, 2001
        US Treasury securities      $262,955    $32,065   $(2,368)   $292,652
                                    ========    =======   =======    ========


For a short time after July 1999, past winners were allowed to retroactively elect a lump-sum distribution in lieu of future annual installments for jackpots won before legislation was passed in October 1998 permitting lump-sum jackpot payments. At that time, we sold investments held to settle lump-sum payment elections. This offer expired in fiscal 2001. All proceeds from these sales were paid to winners and the net realized gain or loss was offset by an equal gain or loss on the settlement of winner liabilities. During fiscal 2000, proceeds from sales of these securities totaled $3.0 million, gross realized gains totaled $99,000 and gross losses totaled $10,000.

5.    Notes and Contracts Receivable

IGT grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold. The following table presents our estimated future collections of notes and contracts receivable, net of allowances, as of September 28, 2002:

            Fiscal Year                 Estimated Receipts
            ----------------------------------------------
            (Amounts in thousands)
            2003                                $ 61,357
            2004                                  33,031
            2005                                  28,928
            2006                                  15,780
            2007                                  15,242
            Thereafter                            45,298
                                                --------
                                                $199,636


At September 28, 2002 and September 29, 2001, the following allowances for doubtful notes and contracts were netted against current and long-term maturities. The increase in the current year is predominantly related to the devaluation of the Argentine peso.

                                            September   September
                                               2002        2001
            ------------------------------------------------------
             (Amounts in thousands)

             Current                         $22,068      $15,480
             Long-term                        15,062       11,461
                                             -------      -------
                                             $37,130      $26,941
                                             =======      =======

Occasionally, we provided financing to customers for purposes other than the purchase of gaming equipment, generally for terms of one to ten years with interest at prevailing rates. Included in our total notes and contracts receivable were financing loans of this nature totaling $121.3 million at September 28, 2002 and $80.9 million at September 29, 2001. Allowances for doubtful loans totaled $2.8 million at September 28, 2002 and $5.7 million at September 29, 2001.

On December 23, 2001, Anchor entered into an agreement with the Pala Band of Mission Indians (Pala) and Jerome H. Turk to sell its interest in the management agreement for the Pala Casino in San Diego, California. The transaction was completed during the quarter ended March 30, 2002. Pala agreed to pay Anchor $77.0 million, consisting of $14.0 million in cash and $63.0 million by delivery of a subordinated secured promissory note on which interest began to accrue effective January 1, 2002. The note requires monthly principal payments of $875,000 plus accrued interest through January 2005, at which time a balloon payment of $31.5 million is due and payable. The promissory note bears interest at 6% for the first year, 7% for the subsequent year, and 8% for the final year. The agreement was classified as an asset held for sale in the Anchor purchase price allocation and we recorded no gain or loss on the transaction.

In September 1993, we sold our equity ownership interest in CMS-International
(CMS) to Summit Casinos-Nevada, Inc., whose owners included senior management of CMS. CMS was restructured in November 1999, at which time we purchased the notes from the lender and restructured the terms with the new owners. The revised notes call for monthly payments of principal and interest with a maturity date of December 31, 2008. The notes remain fully collateralized by the respective casino properties. As September 28, 2001, the outstanding balances of these notes totaled $14.0 million.

6.    Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. We also maintain accounts with several stock brokerage firms. These accounts contain both cash and securities insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. We also distribute a portion of our products through third party distributors resulting in significant distributor receivables. We did not have sales to a single customer that exceeded 10% of revenues during fiscal 2002, 2001 or 2000.

Accounts, contracts, and notes receivable by region as a percentage of total receivables at September 28, 2002 were as follows:

            Domestic Region
               Native American casinos                               40%
               Nevada                                                20
               Atlantic City (distributor and other)                 12
               Riverboats (greater Mississippi River area)            7
               Other US regions                                       9
                                                                    ---
                  Total domestic                                     88
                                                                    ---
            International Region
               Europe                                                 5
               Other international                                    7
                                                                    ---
                  Total international                                12
                                                                    ---

               Total                                                100%
                                                                    ===

7.    Intangible Assets and Goodwill

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

The provisions of this accounting standard require the completion of a transitional impairment test within six months of the date of adoption. In conjunction with adopting SFAS 142, we reassessed our previously recognized identifiable intangible assets and determined that their useful lives and the classifications were appropriate. With the assistance of valuation consultants, we completed our initial assessment of goodwill related to the Sodak Gaming and Barcrest acquisitions and concluded there was no goodwill impairment.

The allocation of the Anchor acquisition purchase price continues to be subject to refinement as we continue to finalize the integration of Anchor's businesses and the fair value and estimated useful lives of the intangible assets acquired. Our preliminary allocation of the Anchor purchase price to identifiable intangible assets and goodwill is detailed in the table below. Anchor's in-process R&D of $1.0 million was charged to R&D expense immediately subsequent to acquisition because no future alternative uses existed. The goodwill related to the Anchor acquisition is not deductible for tax purposes. In June 2002, we ceased amortization of the contract intangibles related to our discontinued casino operations that were reclassified to assets held for sale, net of accumulated amortization of $2.4 million. Changes to the fair value or lives assigned to goodwill and intangibles acquired resulted from adjustments to our preliminary purchase price allocation.

                                                         Discontinued
                                            Continuing      Casino
                                            Operations    Operations     Total
      --------------------------------------------------------------------------
      (Amounts in thousands)
      Finite Lived Intangible Assets
        Patents                              $166,400       $     -     $166,400
        Contracts                              32,654        47,500       80,154
        Developed technology                   10,540             -       10,540
        Trademarks                              7,787             -        7,787
        In-Process R&D                          1,000             -        1,000
                                             --------       -------     --------
                                              218,381        47,500      265,881

      Indefinite Lived Intangible Assets
        Trademarks                             12,748        21,300       34,048
                                             --------       -------     --------

      Total Intangible Assets                $231,129       $68,800     $299,929
                                             ========       =======     ========

      Goodwill                               $825,953       $16,978     $842,931
                                             ========       =======     ========


Other current year additions to our intangible assets included purchased patents totaling $30.7 million and capitalized patent and trademark application costs of $5.2 million. We amortized our intangible assets with finite lives to reflect the pattern in which the economic benefits for the intangible assets are consumed based on projected revenues. Intangible assets with an increasing revenue stream are amortized using the straight-line method. Intangible assets with a declining revenue stream are amortized on an accelerated basis. The following table presents the weighted average amortization period by intangible asset category:

                                           Years
                                          -------
             Patents                       14.6
             Contracts                      9.7
             Developed technology          12.7
             Trademarks                     9.4



The following table identifies our intangible asset balances by category, excluding discontinued operations, as of the years ended:



                                                        September 2002                    September 2001
                                               -------------------------------   ------------------------------
                                               Carrying   Accumulated            Carrying  Accumulated
                                                Amount   Amortization   Net       Amount   Amortization   Net
---------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Finite Lived Intangible Assets
    Patents                                    $242,269     $19,178   $223,091   $42,636     $2,560    $ 40,076
    Contracts                                    32,660       7,685     24,975         -          -           -
    Developed technology                         10,583       1,956      8,627         -          -           -
    Trademarks                                    7,787         743      7,044         -          -           -
                                               --------     -------   --------    ------     ------    --------
    Total                                       293,299      29,562    263,737    42,636      2,560      40,076

Indefinite Lived Assets
    Trademarks                                   12,748           -     12,748         -          -           -
                                               --------     -------   --------   -------     ------    --------

Net Carrying Amount                            $306,047     $29,562   $276,485   $42,636     $2,560    $ 40,076
                                               ========     =======   ========   =======     ======    ========

Our aggregate amortization expense totaled $27.0 million in fiscal 2002, $5.0 million in 2001, and $4.2 million in 2000. In accordance with SFAS 142, the current year results reflect no amortization of goodwill. The following table presents our estimated amortization expense for each of the five succeeding years.

            Fiscal Year                   Amortization
            ------------------------------------------
            (Amounts in thousands)

            2003                             $  31,715
            2004                                31,704
            2005                                31,630
            2006                                30,934
            2007                                30,571


Changes in the carrying amount of goodwill for the year ended September 28, 2002, by operating segment, are presented below. The distribution of goodwill by segment has been adjusted to reflect changes in management's view of our business lines and adjustments to our preliminary Anchor purchase price allocation. No goodwill was allocated to the Lottery Systems acquired from Anchor.


                                                      Product    Proprietary
                                                       Sales       Gaming       Total
      --------------------------------------------------------------------------------
      (Amounts in thousands)
      Aggregate amount acquired                       $94,611     $ 53,998    $148,609
      Less accumulated amortization recognized
      prior to adoption of SFAS 142                    (8,071)        (980)     (9,051)
                                                      -------     ---------   --------
      Balance as of September 29, 2001                 86,540       53,018     139,558
      Goodwill acquired during the period               6,121      819,832     825,953
      Foreign currency translation adjustment           1,913            -       1,913
                                                      -------     --------    --------
      Balance as of September 28, 2002                $94,574     $872,850    $967,424
                                                      =======     ========    ========


The following table presents a reconciliation of previously reported net income and earnings per share for the comparative prior years adjusted for the exclusion of goodwill amortization, net of related tax effects.

                                                                      Years Ended
                                                          -----------------------------------
                                                          September    September   September
                                                             2002         2001        2000
      ---------------------------------------------------------------------------------------
      (Amounts in thousands, except per share amounts)
      Reported net income                                  $271,165     $213,935     $156,792
      Goodwill amortization, net of tax                           -        2,328        2,422
                                                           --------     --------     --------
      Adjusted net income                                  $271,165     $216,263     $159,214
                                                           ========     ========     ========

      Reported basic earnings per share                    $   3.21     $   2.90     $   2.05
      Goodwill amortization, net of tax                           -         0.03         0.03
                                                           --------     --------     --------
      Adjusted basic earnings per share                    $   3.21     $   2.93     $   2.08
                                                           ========     ========     ========


      Reported diluted earnings per share                  $   3.15     $   2.80     $   2.00
      Goodwill amortization, net of tax                           -         0.03         0.03
                                                           --------     --------     --------
      Adjusted diluted earnings per share                  $   3.15     $   2.83     $   2.03
                                                           ========     ========     ========

8.    Impairment of Assets and Restructuring Costs

During fiscal 2000, we recorded additional restructuring charges of $1.9 million predominantly related to our plan established in 1999 to eliminate certain administrative and manufacturing positions in Australia. We eliminated 130 positions resulting in payments of $2.3 million. Other restructuring costs of $1.1 million were also paid during fiscal 2000.

As a result of the government in Brazil rescinding the law allowing gaming devices in bingo halls, in fiscal 1999 we recorded impairment charges of $5.3 million related to our assessment of the inventories and receivables recoverable in Brazil. We received payments of $1.1 million in fiscal 2001 and $1.9 million in fiscal 2000 for receivables and inventories previously considered fully impaired.

Impairment and restructuring charges, net of recoveries, have been presented in our income statement as a component of selling, general and administrative costs. Net recoveries totaled $1.1 million in fiscal 2001 and net charges totaled $6,000 in fiscal 2000.


9.    Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consisted of the following:


                                                           September   September
                                                              2002        2001
    ----------------------------------------------------------------------------
    (Amounts in thousands)
    Senior notes, net of unamortized discount               $969,010   $984,742
    Credit facilities                                          2,863      5,023
    Capital lease obligations (see Note 10)                    7,893          -
    Other notes                                                  128          -
                                                            --------   --------
       Total                                                 979,894    989,765
    Less current maturities                                   (8,519)    (5,023)
                                                            --------   --------
    Long-term notes payable, net of current maturities      $971,375   $984,742
                                                            ========   ========


The following table presents our future principal payment obligations related to notes payable and capital leases as of September 28, 2002:


     Fiscal Year                                    Principal Payments
     -----------------------------------------------------------------
     (Amounts in thousands)
     2003                                                   $  8,519
     2004                                                    402,237
     2005                                                          -
     2006                                                          -
     2007                                                          -
     2008 and after                                          574,943
                                                            --------
       Total principal payments                              985,699
       Less unamortized discount                              (5,805)
                                                            --------
       Net notes payable                                    $979,894
                                                            ========

Our domestic and foreign borrowing facilities totaled $275.3 million at September 28, 2002. Of this amount, $2.9 million was drawn with an average interest rate of 2.38%, $8.2 million was reserved for letters of credit and the remaining $264.2 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit our ability to incur indebtedness, grant liens, make investments, acquisitions, dispositions, or to pay dividends or make certain other restricted payments without the written consent of the lenders and require the maintenance of certain financial ratios. At September 28, 2002, we were in compliance with all applicable covenants.

IGT assumed approximately $337.0 million, net of discount, of Anchor's long-term debt upon the completion of the acquisition. Immediately following the acquisition, we fully repaid and terminated Anchor's senior credit facility of $89.5 million using available cash. During the current fiscal year we repurchased $249.9 million face value of Anchor's outstanding 9.875% fixed rate Senior Subordinated Notes due 2008, primarily in a cash tender offer in July 2002, using available cash. This transaction extinguished substantially all of the debt outstanding that was assumed in the Anchor acquisition. We recognized an extraordinary loss of approximately $12.5 million, net of tax, or $0.14 per diluted share related to the early extinguishment of this debt.

In fiscal 1999, we issued $1.0 billion of Senior Notes in two tranches, $400 million at 7.875% due May 15, 2004 and $600 million at 8.375% due May 15, 2009, in a private placement subsequently exchanged for registered notes. During the current fiscal year, we repurchased $17.2 million of these Senior Notes using available cash recognizing an extraordinary loss of approximately $700,000, net of tax, or $0.01 per diluted share. The indenture contains a number of covenants, which restricts our ability to incur indebtedness, create or incur liens on our assets, or enter into sale/leaseback transactions. At September 28, 2002, we were in compliance with all applicable covenants.

10.   Commitments

We lease certain of our facilities and equipment under various agreements for periods through the year 2009. The following table shows future minimum payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 28, 2002. The current year increase was due primarily to agreements assumed with the Anchor acquisition. Certain of the facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For certain leased properties that we no longer use, we have accrued for payments, net of anticipated sublease receipts. The cost and accumulated depreciation of equipment under capital leases totaled $11.3 million and $2.9 million as of September 28, 2002. At September 29, 2001 we had no equipment under capital lease.


                                              Continuing   Discontinued
                                               Operating    Operating   Capital
      Fiscal Year                               Leases       Leases     Leases       Total
      -------------------------------------------------------------------------------------
      (Amounts in thousands)
      2003                                      $11,143      $11,017   $ 5,995     $ 28,155
      2004                                        8,700       10,598     2,248       21,546
      2005                                        5,546        8,798         -       14,344
      2006                                        3,356        8,770         -       12,126
      2007                                        1,196        8,770         -        9,966
      2008 and after                                779       32,803         -       33,582
                                                -------      -------   -------     --------
      Total minimum payments                    $30,720      $80,756     8,243     $119,719
                                                =======      =======               ========
      Less amount representing interest                                   (350)
                                                                       -------
      Capital lease obligation                                           7,893
      Less current portion                                              (5,645)
                                                                       -------
      Long-term capital lease obligations                              $ 2,248
                                                                       =======

Our total rental expense in continuing operations was approximately $11.0 million for fiscal 2002, $7.5 million for fiscal 2001, and $5.9 million for fiscal 2000. Rental expense in discontinued operations was $15.0 million for fiscal 2002.

11.   Jackpot Liabilities

IGT receives a percentage of the amounts wagered or fees for machine rental and service from the linked WAP systems to fund the related jackpot payments. Winners may elect to receive a single payment of the discounted value of the jackpot won or equal annual installments paid over 20 to 26 years without interest.

The following schedule sets forth the future gross payments due to jackpot winners under WAP systems at September 28, 2002:


            Fiscal Year                      Payments
            -----------------------------------------
            (Amounts in thousands)
            2003                             $ 55,949
            2004                               39,774
            2005                               39,774
            2006                               39,774
            2007                               39,774
            2008 and after                    375,405
                                             --------
                                             $590,450


Jackpot liabilities include discounted payments due to winners for jackpots previously won, as well as amounts accrued for the cost of funding jackpots not yet won that are contractual obligations of IGT. Jackpot liabilities consist of the following as of:
                                                         September    September
                                                            2002         2001
   -----------------------------------------------------------------------------
   (Amounts in thousands)
   Gross payments due to jackpot winners                 $ 590,450    $ 412,455
   Unamortized discount on payments to jackpot winners    (200,804)    (144,944)
   Accrual for jackpots not yet won                        158,018       76,055
                                                         ---------    ---------
        Total jackpot liabilities                          547,664      343,566
   Less current portion                                   (167,097)    ( 85,109)
                                                         ---------   ----------
   Long-term jackpot liabilities                         $ 380,567    $ 258,457
                                                         =========    =========

We amortize the discounts on the jackpot liabilities to interest expense. We recorded interest expense on jackpot liabilities totaling $21.7 million in fiscal 2002, $17.1 million in fiscal 2001, and $17.3 million in fiscal 2000. We were required to maintain cash and investments relating to systems liabilities totaling $90.4 million at September 28, 2002 and $42.2 million at September 29, 2001.

12.   Financial Instruments

The carrying amounts reflected in our consolidated balance sheets for cash, cash equivalents and other notes payable approximate their respective fair values. The fair value of investment securities, investments to fund jackpot liabilities, jackpot liabilities, Senior Notes and foreign currency contracts are based on quoted market prices. We estimated the fair value of our notes and contracts receivable by discounting the expected future cash flows. With the adoption of SFAS 133 in fiscal 2001, all foreign currency derivatives are now recorded at fair value on the balance sheet. The following table presents the carrying amount and estimated fair value of our financial instruments as of:

                                                          September 2002               September 2001
                                                     ----------------------       ------------------------
                                                     Carrying    Estimated        Carrying      Estimated
                                                      Amount     Fair Value        Amount       Fair Value
       ---------------------------------------------------------------------------------------------------
       (Amounts in thousands)
       Assets
          Cash and cash equivalents                  $423,694   $  423,694        $364,234    $  364,234
          Investment securities                        13,493       13,493          13,085        13,085
          Notes and contracts receivable              199,636      181,677         153,583       139,456
          Investments to fund jackpot payments        369,734      432,127         262,955       292,652
       Liabilities
          Jackpot liabilities                         547,664      610,050         343,566       373,264
          Notes payable obligations                   979,894    1,052,088         989,765     1,009,034

Foreign Currency Management
At September 28, 2002, we had net foreign currency exposure of $28.9 million related to our monetary assets and liabilities denominated in non-functional foreign currency and $54.9 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward currency contracts. The hedge for the firm commitment was designated as a fair value hedge under SFAS 133 and in fiscal 2002 the amount of the hedge ineffectiveness was not material. At September 29, 2001, we had net foreign currency exposure of $44.6 million related to our monetary assets and liabilities denominated in non-functional foreign currency, hedged with $40.5 million in forward contracts. We had no firm commitment hedges in fiscal 2001.

Interest Rate Management
During October 2001, Anchor entered into an interest rate swap agreement designated as a fair value hedge on a portion of their fixed rate debt. Under the terms of this agreement, we made payments based on a specific spread over six-month LIBOR and received payments equal to the interest rate on the fixed rate debt. In July 2002, upon completion of our cash tender to repurchase Anchor's outstanding 9.875% fixed rate Senior Subordinated Notes due 2008, the interest rate swap agreement was terminated.

Off-Balance Sheet Instruments
In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off balance sheet instruments and we are not dependent on off-balance sheet financing arrangements to fund our operations.

We had performance bonds outstanding that related to our operation of several lottery systems and a gaming machine route, totaling $77.1 million at September 28, 2002 and $2.1 million at September 29, 2001. The amount outstanding at September 28, 2002 included $75.0 million related to lottery systems acquired with Anchor. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our non-performance. We had outstanding letters of credit, issued under our line of credit (see Note 9), totaling $8.2 million at September 28, 2002 and $6.6 million at September 29, 2001, which were issued to insure payment by IGT to certain vendors and governmental agencies.

Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust assets and liabilities are primarily related to jackpot liabilities and the cash and investments (principally US government securities) used to fund those jackpot liabilities. At September 28, 2002, trust assets were greater than liabilities to third parties and we had no trust loans outstanding.

13.   Earnings Per Share

The following table shows the reconciliation of basic and diluted earnings per share (EPS) for income from continuing operations for the years ended:


                                                          September   September   September
                                                            2002         2001        2000
      -------------------------------------------------------------------------------------
      (Amounts in thousands, except per share amounts)
      Income from continuing operations                   $276,718     $213,935    $156,792
                                                          ========     ========    ========

      Weighted average common shares outstanding            84,593       73,851      76,586
      Dilutive effect of stock options outstanding           1,456        2,674       1,643
                                                          --------     --------    --------
      Weighted average common and potential
         shares outstanding                                 86,049       76,525      78,229
                                                          ========     ========    ========

      Basic earnings per share                            $   3.28     $   2.90    $   2.05
      Diluted earnings per share                          $   3.21     $   2.80    $   2.00
      Number of common shares excluded from
         diluted EPS because option exercise price
         was greater than average market price               1,512           91         358

Stock Repurchase Plan
Our Board of Directors authorized IGT's stock repurchase plan in 1990. As of November 5, 2002, the remaining share repurchase authorization, as amended, totaled 4.7 million additional shares. During fiscal 2002, we repurchased 3.6 million shares for an aggregate price of $214.0 million. During fiscal 2001, we repurchased 2.5 million shares for an aggregate price of $100.7 million. During fiscal 2000, we repurchased 15.7 million shares for an aggregate price of $318.5 million, including 11.0 million shares repurchased pursuant to an issuer-tender offer at $21 per share.

14.   Contingencies

Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Acres
In February 1999, the JV and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the JV. In April 1999, Acres responded by filing an answer and counterclaim against the JV and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the JV and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

Aristocrat
In December 2001, IGT filed a complaint for patent infringement for six US patents, misappropriation of trade secrets and breach of contract against Aristocrat Leisure Limited (ALL), an Australian corporation, and two wholly-owned US subsidiaries, Aristocrat Technologies, Inc. (ATI) and Casino Data Systems (CDS) in the US District Court for the District of Nevada (Aristocrat Lawsuit I). In January 2002, ALL, ATI, CDS and Aristocrat Technologies Australia Pty Ltd., a wholly-owned Australian subsidiary of ALL, filed a complaint for patent infringement of four US patents against IGT and for a declaratory judgment that the subject matter of Aristocrat Lawsuit I be decided in their favor in the US District Court for the District of Nevada (Aristocrat Lawsuit II). In February 2002, IGT filed an amended complaint in Aristocrat Lawsuit I naming all the Aristocrat parties from Aristocrat Lawsuit II as defendants, incorporating all the subject matter previously involved in Aristocrat Lawsuit I and Aristocrat Lawsuit II, and including additional claims for trademark infringement and trademark counterfeiting against all the Aristocrat parties. The court has granted IGT's motion to consolidate the Aristocrat Lawsuit I and the Aristocrat Lawsuit II, so that all the pending issues between IGT and the Aristocrat parties may be resolved in a single lawsuit.

Bally
On November 4, 2002, Bally Gaming, Inc. filed a complaint (U.S. District Court,
D. NV, Southern Division, CVS-02-1448) against IGT and Anchor for declaratory relief seeking a non-monetary judgment that Bally has not infringed certain patents owned by IGT or Anchor (U.S. Patent Nos.: 5,823,874; 5,848,932; 5,788,573; 6,162,121; 6,168,520 B1; 5,885,158; 5,643,086; 6,135,884; and
6,315,666 B1).

Collins
In 1994, a lawsuit was filed in South Carolina against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. The jury trial in this matter began on July 23, 2001. On August 2, 2001, the jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages. IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of

Appeal. On May 20, 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral argument on the motion was held on August 7, 2002 and on September 4, 2002, it was granted by a three judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. Further proceedings on all issues are now pending before the South Carolina Supreme Court. In September 2002, we accrued $17.1 million related to this case, including interest of $2.1 million.

GTECH
In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery (Florida Lottery) and Automated Wagering International (AWI), Anchor's online lottery subsidiary recently renamed to IGT Online Entertainment Systems, in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeals of Florida upholds the Florida Lottery's decision to award the online lottery services contract to AWI. On July 22, 1999, the First District Court of Appeals affirmed the Florida Lottery's award of the contract to AWI. In March 1999, AWI and the Florida Lottery executed an amended contract.

On January 28, 2000, the Florida Circuit Court determined that the amended contract materially differed from the Request for Proposal and declared the amended contract null and void. The Florida Lottery appealed on February 2, 2000, affecting an automatic stay of the Circuit Court's order. AWI appealed on February 10, 2000. On February 28, 2001, the Florida First District Court of Appeals affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court of Appeals for a rehearing or certification of questions to the Florida Supreme Court. On July 17, 2001, the Court of Appeals granted these motions. Both AWI and the Florida Lottery petitioned the Florida Supreme Court to consider the questions certified by the Court of Appeals and also to stay enforcement of the Order of the Circuit Court. On June 6, 2002, the Florida Supreme Court issued an order dismissing the appeals of AWI and the Florida Lottery. Both parties immediately began operating under an Emergency Agreement executed between AWI and the Florida Lottery effective February 2000.

AWI, the Florida Lottery and GTECH began settlement discussions and in July 2002, the parties entered into a settlement agreement, which provides for dismissal of the lawsuit. It further provides that AWI and the Florida Lottery will continue to operate the lottery under the Emergency Agreement through December 31, 2004, which is the term of the original agreement executed by AWI and the Florida Lottery in 1999. The Florida Lottery agreed to commence the procurement process for a new online system not later than the first quarter of 2003 with the new system to be implemented by January 1, 2005.

Kraft
On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation on July 27, 2001. On September 26, 2001, IGT filed a motion to intervene as a party defendant, which was granted on October 26, 2001. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune(R) and I Dream of Jeannie(TM) slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. On December 10, 2001, IGT and Anchor filed their Motion for Summary Disposition. On April 26, 2002, the Court granted Summary Disposition and dismissed Plaintiff's complaint. On May 15, 2002, Plaintiff filed an appeal with the Michigan Court of Appeals.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, Southern Division, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, Orlando Division, entitled Poulos
v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint on February 11, 1998. On November 15, 2001, the Court heard oral arguments regarding the issue of certification of the plaintiff class. On March 27, 2002, the Court directed that certain merits discovery could proceed. On June 21, 2002, the Court denied the plaintiffs' motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. The appellants' (class plaintiffs) opening brief on appeal must be filed on or before January 31, 2003.


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

Environmental Matters

Colorado Central Station Casino (CCSC), one of our discontinued casino operations, is located in an area that has been designated by the Environmental Protection Agency (EPA) as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site (Site) as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Site for remediation and response costs associated with their properties and with the entire Site. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the Site indicate that several contaminants exist in concentrations exceeding drinking water standards. Records relating to historical uses of the Site are uncertain as to whether mining actually occurred below the casino's property. Records do indicate that an ore loading dock for a railroad depot was once located on an adjacent property, and railroad tracks were present on CCSC's property. CCSC applied the guidance in Statement of Position 96-1 "Environmental Remediation Liabilities" and determined that a liability has not been incurred.

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

The effective income tax rates differ from the statutory US federal income tax rates as follows for the years ended:



                                                    September            September          September
                                                      2002                 2001               2000
----------------------------------------------------------------------------------------------------------
(Amounts in thousands)                           Amount    Rate        Amount  Rate       Amount    Rate
                                                --------   ----      --------- ----      --------   ----
Taxes at federal statutory rate                 $155,460   35.0%     $118,815  35.0%     $85,745    35.0 %
Foreign subsidiaries tax, net                      3,151    0.7         3,615   1.1        2,410     0.9
State income tax, net                             10,105    2.3         5,307   1.5        5,109     2.3
R&D credits                                      (1,116)   (0.2)       (3,167) (0.9)        (750)   (0.3)
Valuation allowance, foreign subsidiaries              -      -         2,769   0.8        2,063     0.7
Adjustment to estimated income tax accruals            -      -             -     -       (3,010)   (1.2)
Other, net                                          (147)  (0.1)       (1,802) (0.5)      (3,372)   (1.4)
                                                --------   ----      --------  ----      -------   -----
Provision for income taxes                      $167,453   37.7%     $125,537  37.0%     $88,195    36.0 %
                                                ========   ====      ========  ====      =======    ====

Components of our provision for income taxes were as follows for the years ended:


                                        September      September     September
                                           2002           2001          2000
      -------------------------------------------------------------------------
      (Amounts in thousands)
      Current
          Federal                      $  176,872     $  127,611     $  80,893
          State                            12,316          8,652         5,645
          Foreign                           4,744          4,698         4,478
                                       ----------     ----------     ---------
          Total current                   193,932        140,961        91,016
                                       ----------     ----------     ---------
      Deferred
          Federal                         (22,275)       (14,162)       (2,270)
          State                            (4,307)      (1,631)            222
          Foreign                             103            369          (773)
                                       ----------     ----------     ---------
          Total deferred                  (26,479)       (15,424)       (2,821)
                                       ----------     ----------     ---------
      Provision for income taxes       $  167,453     $  125,537     $  88,195
                                       ==========     ==========     =========

Significant components of our deferred tax assets and liabilities are detailed in the table below. Our valuation allowance relates to uncertainty regarding realization of deferred tax assets in IGT-Australia and IGT-Japan.



                                                                      September  September
                                                                        2002        2001
      ------------------------------------------------------------------------------------
      (Amounts in thousands)
      Current deferred tax assets
          Reserves not currently deductible                          $  27,674    $ 20,267
          Unrealized loss on currency translation adjustments            2,841       5,408
          Other                                                            509       4,378
                                                                     ---------    --------
                                                                        31,024      30,053
                                                                     ---------    --------
      Current deferred tax liabilities
          Acquired assets held for sale                                (27,513)          -
                                                                     ---------    --------

      Net current deferred tax asset                                 $   3,511    $ 30,053
                                                                     =========    ========

      Non-current deferred tax assets
          Jackpot payment timing difference                          $ 137,009    $ 95,639
          Foreign subsidiaries                                          15,229      11,182
          State income taxes                                            15,430       6,563
          Goodwill and intangibles                                      25,976      25,766
          Net operating loss carry forwards                             11,722       9,801
          Other                                                              -       2,276
                                                                     ---------    --------
                                                                       205,366     151,227
                                                                     ---------    --------
      Non-current deferred tax liabilities
          Difference between book and tax basis of property            (20,970)     (4,950)
          Intangibles acquired                                         (84,617)          -
          Other                                                         (1,634)     (1,650)
          Valuation allowance                                          (15,229)    (10,899)
                                                                     ---------    --------
                                                                      (122,450)    (17,499)
                                                                     ---------    --------

      Net non-current deferred tax assets                               82,916     133,728
                                                                     ---------    --------

      Net deferred tax assets                                        $  86,427    $163,781
                                                                     =========    ========

16.   Other Comprehensive Income (Loss)

The components of IGT's other comprehensive income (loss) are as follows:

                                                                       Tax
                                                    Before-Tax      (Expense)       Net-of-Tax
                                                     Amount         or Benefit        Amount
----------------------------------------------------------------------------------------------
(Amounts in thousands)
Year ended September 28, 2002
Unrealized holding gains (losses)                    $ 1,289         $  (451)        $    838
Reclassification adjustment to net income                 15              (5)              10
                                                     -------         -------         --------
Net unrealized gains (losses)                          1,304            (456)             848
Foreign currency translation adjustments               5,528          (1,935)           3,593
                                                     -------         -------         --------
Other comprehensive income (loss)                    $ 6,832         $(2,391)        $  4,441
                                                     =======         =======         ========

Year ended September 29, 2001
Unrealized holding gains (losses)                    $  (205)        $    72         $   (133)
Reclassification adjustment to net income               (438)            153             (285)
                                                     -------         -------         --------
Net unrealized gains (losses)                           (643)            225             (418)
Foreign currency translation adjustments                 520            (182)             338
                                                     -------         -------         --------
Other comprehensive income (loss)                    $  (123)        $    43         $    (80)
                                                     =======         =======         ========

Year ended September 30, 2000
Unrealized holding gains (losses)                    $ 1,651         $  (578)        $  1,073
Reclassification adjustment to net income             (1,038)            364             (674)
                                                     -------         -------         --------
Net unrealized gains (losses)                            613            (214)             399
Foreign currency translation adjustments              (1,900)            665           (1,235)
                                                     -------         -------         --------
Other comprehensive income (loss)                    $(1,287)        $   451         $   (836)
                                                     =======         =======         ========

The components of our accumulated other comprehensive loss are as follows:


                                       Unrealized       Foreign     Accumulated Other
                                     Gains (Losses)     Currency     Comprehensive
                                     on Securities     Translation       Loss
     ---------------------------------------------------------------------------------
     (Amounts in thousands)

     Balance at September 30, 2000      $  (607)        $(9,206)        $(9,813)
     Annual net change                     (418)            338             (80)
                                        -------         -------         -------

     Balance at September 29, 2001       (1,025)         (8,868)         (9,893)
     Annual net change                      848           3,593           4,441
                                        -------         -------         -------

     Balance at September 28, 2002      $  (177)        $(5,275)        $(5,452)
                                        =======         =======         =======

17.      Employee Benefit Plans

We have established a variety of employee benefit programs to attract, retain and motivate our employees.

Employee Incentive Plans
Our profit sharing and 401(k) plan was adopted for IGT employees working in the US. IGT matches 100% of an employee's contributions up to $750 per year. Participants immediately vest in their contributions and IGT's matching contributions. Additionally, we contribute a portion of our profits to eligible employees, which vest over a seven year period. Cash sharing is distributed semi-annually to all eligible employees and management bonuses are paid annually to selected employees.

Our non-qualified deferred compensation plan, implemented in September 1999, provides an unfunded incentive compensation arrangement for eligible management and highly compensated employees. Participants may elect to defer up to 50% of their annual earnings with a minimum deferral of $2,000. Distributions can be paid out as short-term payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 15 years.

Total annual contributions from operating profits for these plans totaled $64.7 million in fiscal 2002, $59.8 million in fiscal 2001, and $38.6 million in fiscal 2000.

Stock Based Compensation Plans

Employee Stock Purchase Plan
We maintain a Qualified Employee Stock Purchase Plan (ESPP) under which each eligible employee may be granted an option to purchase shares of IGT's common stock. The term of each option is 12 months and the exercise date is the last day of the option period. Employees who have completed 90 days of service prior to the beginning of the plan year are eligible. Employees who are 5% or more shareholders and employees of certain subsidiaries are excluded. Employees may participate in this plan through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to 85% of the market value of the common stock on the date of grant or on the date of exercise, which ever is less. An aggregate of 2.4 million shares have been authorized under our ESPP plan, of which 275,604 shares remain available for future grants as of September 28, 2002. Based on payroll contributions through September 2002, we expect to issue approximately 69,000 shares at $57.46 per share in fiscal 2003.

In January 1999, we made 300,000 shares of common stock available under the Barcrest Savings Related Share Option Scheme (ShareSave). Eligible employees may enroll in ShareSave each year and must elect to vest over three, five, or seven years. The option price is equal to 80% of the fair market value of the common stock on the date of grant. Employees may contribute up to (pound)3,000 (approximately $4,700) annually. At September 28, 2002 there were 207,974 shares available for grant under this plan. Based on enrollment through September 2002, we expect to issue approximately 17,800 shares in fiscal 2003.

Stock Incentive Plan
Under the Amended and Restated International Game Technology 2002 Stock Incentive Plan (SIP), our eligible employees and non-employee directors may be granted non-qualified and incentive options to purchase shares of common stock, stock appreciation rights, restricted stock awards, or performance share awards and stock bonuses.

An employee option grant typically vests ratably over five years and allows the option holder to purchase stock over specified periods of time, generally 10 years from the date of grant, at a fixed price equal to the market value at the date of grant. At the date of acquisition, all outstanding stock options under Anchor's stock option plans were converted into options for IGT's common stock at the same terms and conditions as originally granted. Approximately 1.6 million converted options vested upon acquisition and 624,000 converted options required services subsequent to the acquisition in order to vest. The fair value of all converted options were included in the purchase price allocation and we recorded $14.0 million in deferred compensation related to the unvested converted options to be amortized over the remaining service period of approximately 3 years. No options for additional shares may be granted under Anchor plans and any options cancelled under the Anchor plans may not be reissued.

As of August 2001, all restricted stock awards previously issued during fiscal 1997 and 1999 were fully vested. Non-cash compensation for restricted stock awards, option modifications, and deferred compensation related to Anchor's converted options totaled $3.3 million in fiscal 2002, $1.3 million in fiscal 2001, and $1.2 million in fiscal 2000.

A summary of SIP activity for the last three years is presented below:


                                                    Number         Weighted Average      Shares
                                               of Option Shares     Exercise Price    Available for
                                                  Outstanding        (per share)          Grant
    -----------------------------------------------------------------------------------------------

    Outstanding at October 2, 1999                  5,617,669          $16.43           3,500,000
    Granted options                                   456,208           21.98            (456,208)
    Restricted stock awards                                 -             .01             (50,000)
    Forfeited or expired                             (236,767)          19.99             236,767
    Exercised                                        (718,485)          15.76                   -
                                                   ----------                          ----------

    Outstanding at September 30, 2000               5,118,625           16.85           3,230,559
    Granted options                                 2,431,000           46.14          (2,431,000)
    Forfeited or expired                              (65,141)          23.12              65,141
    Exercised                                      (2,751,575)          16.08                   -
                                                   ----------                          ----------

    Outstanding at September 29, 2001               4,732,909           32.27             864,700
    Additional shares authorized                            -               -           4,900,000
    Granted options                                 1,627,700           66.31          (1,627,700)
    Anchor acquisition                              2,212,583           27.99                   -
    Forfeited or expired                             (67,270)           34.54              67,270
    Expired                                                 -               -            (204,270)
    Exercised                                      (2,541,669)          27.29                   -
                                                   ----------                          ----------

    Outstanding at September 28, 2002               5,964,253          $42.11           4,000,000
                                                   ==========                          ==========

    Options exercisable at:
        September 28, 2002                          1,533,775          $25.40
        September 29, 2001                          1,365,361           16.00
        September 30, 2000                          3,341,790           15.44


The following table summarizes information for stock options outstanding and exercisable at September 28, 2002, assessing the number and timing of shares that may be issued and the cash that may be received as a result of options exercised:

                                                  Outstanding                               Exercisable
                             -------------------------------------------------------  --------------------------
                                               Weighted Average          Weighted                   Weighted
        Range of                Number             Remaining             Average         Number      Average
     Exercise Prices         Outstanding       Contractual Life       Exercise Price  Exercisable Exercise Price
  ---------------------      -----------       ----------------       --------------  ----------- --------------
  $ 6.0000   - $23.0000       1,603,099              4.76                $16.27         952,088      $15.35
   23.1875   -  45.0000       1,395,154              7.06                 37.92         359,037       37.81
   45.1250   -  46.4500       1,202,100              8.48                 46.44         181,200       46.44
   46.6250   -  70.0900       1,763,900              9.22                 65.94          41,450       56.22
                              ---------                                               ---------

  $ 6.0000   - $70.0900       5,964,253              7.37                $42.11       1,533,775      $25.40
                              =========                                               =========

The following table summarizes equity compensation plans approved by shareholders and equity compensation plans that were not approved by the shareholders as of September 28, 2002:

                                                                                            Number of securities
                                        Number of securities to       Weighted average     remaining available for
                                         be issued upon exercise     exercised price of     future issuance under
                                         of outstanding options,    outstanding options,     equity compensation
Plan category                             warrants, and rights       warrants and rights            plans
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
    approved by shareholders (1)               5,964,253                  $42.11                 4,275,604

Equity compensation plans
    not approved by shareholders (2)              62,608                   38.00                   207,974
                                               ---------                                         ---------

Total                                          6,026,861                  $42.07                 4,483,578
                                               =========                                         =========


    (1) Includes the Amended and Restated International Game Technology 2002 Stock Incentive Plan and 275,604 shares under the 1987 Qualified Employee Stock Purchase Plan.

    (2) In January 1999, we made 300,000 shares of our common stock available under the Barcrest Savings Related Share Option Scheme (ShareSave). ShareSave is a broad-based employee stock purchase program available to certain of our employees in the UK. ShareSave was designed to satisfy certain tax requirements under applicable UK tax law. ShareSave is generally intended to replicate for our UK employees the same incentives that are made available to our US employees through our Employee Stock Purchase Plan. Stockholder approval for ShareSave was not required.

        Eligible employees may enroll in ShareSave each year and must elect to vest over three, five, or seven years. The option price is equal to 80% of the fair market value of the common stock on the date of grant. Employees may contribute up to (pound)3,000 (approximately $4,700) annually for the purchase of stock under ShareSave. At September 28, 2002, shares totaling 92,026 had been issued under this plan, 62,608 shares were outstanding ShareSave options, and 207,974 shares remained available for future ShareSave option grants.


Pro forma Stock Based Compensation Expense
On October 1, 1996, we adopted SFAS 123, Accounting for Stock Based Compensation, which establishes a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock based compensation plans in accordance with APB 25, which determines the compensation cost of stock options issued for non-variable plans such as ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock based compensation plans are predominantly non-compensatory plans where the option price is equal to or greater than the price the stock would be in an offer to all shareholders and therefore, no compensation cost is recorded. Compensation cost is incurred, however, when the terms of an outstanding option are modified, or converted in an acquisition and a portion of the purchase price is allocated to the unvested options.

We have provided the following pro forma financial information reflecting the difference between compensation cost charged to operations pursuant to APB 25 and compensation cost that would have been charged to operations had SFAS 123 fair value based methods been applied using a Black-Scholes option pricing model. This valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. IGT's employee stock based compensation has characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock based compensation.

                                                                                           Years Ended
                                                                         -----------------------------------------
                                                                          September       September    September
                                                                            2002            2001          2000
         ---------------------------------------------------------------------------------------------------------
         (Amounts in thousands, except earnings per share and assumptions)
         Net income
              As reported                                                  $271,165       $213,935      $156,792
              Pro forma                                                     254,690        204,415       153,395
         Basic earnings per share
              As reported                                                  $   3.21       $   2.90      $   2.05
              Pro forma                                                        3.01           2.77          2.00
         Diluted earnings per share
              As reported                                                  $   3.15       $   2.80      $   2.00
              Pro forma                                                        2.96           2.67          1.96
         Weighted average fair value of options
              granted during the year                                      $  22.29       $  16.74      $  10.06

         Weighted average assumptions:
              Interest rates                                                   2.98%          4.30%         6.50%
              Dividend yields                                                     -              -             -
              Volatility factors of the expected market
                 price of common stock                                          .42            .41           .43
              Weighted average expected life of stock options (years)          3.51           3.85          4.81
              Expected life of employee stock purchase (years)                 1.00           1.00          1.00


18.      Related Party Transactions
Joint Ventures
We operate certain proprietary games and gaming related equipment under joint venture agreements with various gaming or gaming related companies. Subsequent to the Anchor acquisition, we consolidated our largest joint venture. As of September 28, 2002, we had only one active joint venture of this nature that remained unconsolidated.

We recorded the following transactions with unconsolidated joint ventures as of and for the years ended:

                                                     September   September  September
                                                        2002       2001        2000
      --------------------------------------------------------------------------------
      (Amounts in thousands)
      Net earnings of unconsolidated affiliates       $32,470     $142,630   $105,991
      Asset and expense transfers                       9,109       40,359     46,516
      Capital contributions                             1,040          420          -
      Accounts receivable (payable), net                   67         (139)     5,007
      Largest amount receivable during the year         5,584       16,345      9,615


Financial information for the JV is summarized below as of and for the periods ended prior to consolidation in conjunction with the Anchor acquisition.

                                     Three Months          Years Ended
                                         Ended       ------------------------
                                       December      September      September
                                         2001           2001           2000
      -----------------------------------------------------------------------
      (Amounts in thousands)
      Revenues                         $127,071       $504,321      $375,379
      Costs and expenses                 60,123        225,459       168,716
      Operating income                   66,948        278,862       206,663
      Net income                         67,728        283,425       211,932

      Current assets                   $174,007       $173,499      $143,461
      Non-current assets                129,366        127,282       109,603
                                       --------       --------      --------
      Total assets                     $303,373       $300,781      $253,064
                                       ========       ========      ========

      Current liabilities              $ 61,572       $ 50,127      $ 30,736
      Non-current liabilities           112,294        102,176        81,575
                                       --------       --------      --------
      Total liabilities                $173,866       $152,303      $112,311
                                       ========       ========      ========
Other Related Parties
During fiscal 2002 and 2001, a member of our board was also a partner in a law firm that we retained as outside counsel. During fiscal 2000, a member of our board was also a board member and officer of one of our Nevada gaming customers. In Iowa, our progressive jackpot systems are administered by a trust that we manage from which net profits are transferred to IGT.


We recorded the following transactions with these related parties as of and for the years ended:


                                                September  September   September
                                                  2002       2001         2000
      --------------------------------------------------------------------------
      (Amounts in thousands)
      Revenues                                   $5,082     $6,359      $14,048
      Accounts receivable, net of payables        4,356      4,158        2,530
      Largest net receivable during the year      5,892      4,423        5,762

19.   Business Segments

Since the Anchor acquisition and related integration efforts, we have restructured our business segments. We now operate principally in the following three lines of business. The casino operations acquired from Anchor have been reclassified to discontinued operations. See Note 2.

  * Product sales encompasses the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems.

  * Proprietary gaming includes the development, marketing and operation of WAP systems, stand alone games, and gaming equipment leasing. This segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Prior to the Anchor acquisition, the JV activities were accounted for under the equity method and the revenues were reflected net of expenses as earnings of unconsolidated affiliates on the income statements. Subsequent to the acquisition, the JV activities have been consolidated.

  * Lottery systems consist of the development, manufacturing, operation and sale of online lottery and pari-mutuel systems.

On a consolidated basis we do not recognize inter-segment revenues or expenses upon the transfer of gaming products between subsidiaries. IGT's segment profit reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses, net.

The following tables present our business segment information by geographic regions and lines of business as of and for the years ended September 2002, 2001, and 2000. The prior year amounts have been restated to conform to the current year presentation. Our revenues are generated domestically in the US and Canada, and internationally in Australia, Europe, Japan, Latin America, New Zealand and South Africa and the United Kingdom.


        Geographic Regions                             Domestic    International    Total
        -----------------------------------------------------------------------------------
        (Amounts in thousands)
        2002
        Unaffiliated customers:
          Total revenues                              $1,585,627    $  261,941   $1,847,568
          Earnings of unconsolidated affiliates           32,470             -       32,470
        Inter-company sales                              106,509         1,774      108,283

        Identifiable assets                            1,943,095       128,814    2,071,909
        Additions to long-lived assets                   108,059         2,324      110,383
        -----------------------------------------------------------------------------------
        2001
        Unaffiliated customers:
          Total revenues                              $  978,307    $  220,902   $1,199,209
          Earnings of unconsolidated affiliates          142,630             -      142,630
        Inter-company sales                              171,655         6,405      178,060

        Identifiable assets                            1,604,144       139,661    1,743,805
        Additions to long-lived assets                    93,463         4,294       97,757
        -----------------------------------------------------------------------------------
        2000
        Unaffiliated customers:
          Total revenues                              $  658,044    $  240,360   $  898,404
          Earnings of unconsolidated affiliates          105,991             -      105,991
        Inter-company sales                               87,082         8,107       95,189

        Identifiable assets                            1,324,787       155,191    1,479,978
        Additions to long-lived assets                    33,761         5,382       39,143



                                        Product   Proprietary     Lottery
      Lines of Business                  Sales       Gaming       Systems    Corporate  Consolidated
      -----------------------------------------------------------------------------------------------
      (Amounts in thousands)
      2002
      Total revenues                    $846,080   $  882,432    $ 119,056   $       -   $1,847,568
      Earnings of unconsolidated
        affiliates                             -       32,470            -           -       32,470
      Segment profit (loss)              179,825      363,295        5,539    (104,488)     444,171
      Interest income                     18,237       25,100          242       7,086       50,665
      Interest expense                       429       21,682          857      93,911      116,879
      Depreciation and amortization       24,554      105,919       15,628           -      146,101
      Total assets                       695,446    2,004,816       94,910     520,646    3,315,818
      Additions to long-lived tangible
        assets                             2,341       80,599        4,130      23,313      110,383
      ----------------------------------------------------------------------------------------------
      2001
      Total revenues                    $824,267   $  374,942    $       -   $       -   $1,199,209
      Earnings of unconsolidated
        affiliates                             -      142,630            -           -      142,630
      Segment profit (loss)              163,171      262,162            -     (85,861)     339,472
      Interest income                     17,568       21,993            -      10,258       49,819
      Interest expense                       126       17,123            -      84,790      102,039
      Depreciation and amortization       17,029       46,319            -           -       63,348
      Total assets                       713,188      732,798            -     477,453    1,923,439
      Additions to long-lived tangible
        assets                             8,560       65,457            -      23,740       97,757
      ----------------------------------------------------------------------------------------------
      2000
      Total revenues                    $603,381   $  295,023    $       -   $       -   $  898,404
      Earnings of unconsolidated
        affiliates                             -      105,991            -           -      105,991
      Segment profit (loss)               91,436      202,186            -     (48,635)     244,987
      Interest income                     14,923       22,648            -      13,406       50,977
      Interest expense                       140       17,301            -      84,729      102,170
      Depreciation and amortization       17,996       36,391            -           -       54,387
      Total assets                       665,892      649,411            -     308,413    1,623,716
      Additions to long-lived tangible
        assets                             6,670       22,464            -      10,009       39,143

20.      Selected Quarterly Financial Data (Unaudited)


                                          First Qtr     Second Qtr     Third Qtr   Fourth Qtr
     ----------------------------------------------------------------------------------------
     (Amounts in thousands, except per share amount and stock prices)
     2002
     Total revenues                       $301,493       $500,878      $522,367     $522,830
     Gross profit                          136,402        239,466       248,223      257,957
     Earnings of unconsolidated
      affiliates                            33,865           (748)         (345)        (302)
     Income from operations                 97,790        136,222       146,671      151,749
     Net income                             51,790         73,900        82,628       62,847

     Diluted earnings per share           $   0.70       $   0.81      $   0.91     $   0.71

     Stock price
      High                                $  71.03       $  70.09      $  64.42     $  70.09
      Low                                 $  41.10       $  60.80      $  53.75     $  49.55
     ----------------------------------------------------------------------------------------
     2001
     Total revenues                       $270,429       $312,745      $320,134     $295,901
     Gross profit                          121,171        136,741       137,511      139,498
     Earnings of unconsolidated
      affiliates                            31,302         34,163        38,584       38,581
     Income from operations                 88,668         99,550       103,374      103,687
     Net income                             48,191         53,556        56,718       55,470

     Diluted earnings per share           $   0.64       $   0.70      $   0.73     $   0.73

     Stock price
      High                                $  48.50       $  56.75      $  65.31     $  64.11
      Low                                 $  32.81       $  43.87      $  47.35     $  38.90
     ----------------------------------------------------------------------------------------
     2000
     Total revenues                       $185,651       $193,284      $236,030     $283,439
     Gross profit                           84,140         85,140       104,288      124,280
     Earnings of unconsolidated
      affiliates                            20,866         24,769        27,640       32,716
     Income from operations                 49,636         54,163        72,167       91,562
     Net income                             42,404         24,760        37,627       52,001

     Diluted earnings per share           $   0.49       $   0.33      $   0.51     $   0.70

     Stock price
      High                                $  20.63       $  22.44      $  28.56     $  34.50
      Low                                 $  17.56       $  17.44      $  20.25     $  26.88


Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure

         Not applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and
                  Management

         For the equity compensation plan information table, see Note 17 of Notes to Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

         The information required by Items 10, 11, 12 and 13, other than the equity compensation plan information table, is incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

Item 14. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that IGT's disclosure controls and procedures are effective.

         Changes In Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on
                  Form 8-K

(a)(1)   Consolidated Financial Statements:

                  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)   Consolidated Financial Statement Schedule:                    Page
                                                                       ----

                  II       Valuation and Qualifying Accounts            82

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

3.2 First amendment to Bylaws of International Game Technology dated May 5, 1998 (incorporated by reference to Exhibit 3.1 to Registrant's Report on Form 10-Q for the quarter ended March 30, 2002).

3.2A Second amendment to Second Restated Code of Bylaws of International Game Technology, dated March 4, 2002 (incorporated by reference to
         Exhibit 3.2 to Registrants Report on Form 10-Q for the quarter ended March 30, 2002).

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

10.5 Amended and Restated Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated August 10, 2001 (incorporated by reference to Exhibit 10.5E to Registrant's Report on Form 10K for the year ended September 29, 2001).

10.6 Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998).

10.7     IGT Profit Sharing Plan (As Amended and Restated as of December 31,
         1998) (incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended April 3, 1999).

10.8 Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999. (incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended October 2, 1999).

10.9 Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000).

10.10    IGT Deferred Compensation Plan (incorporated by reference to Exhibit
         10.12 to Registrant's Report on Form 10K/A for the year ended September 30, 2000).

10.11 Employment Agreement with G. Thomas Baker, Chief Executive Officer, President, and Chief Operating Officer dated December 6, 2000 (incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10K/A for the year ended September 30, 2000).

10.12 International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996)(Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I)(incorporated by reference to Exhibit 10.15 to Registrant's Report on Form 10Q/A for the quarter ended March 31, 2001.)

10.13 Employment agreement with Maureen Mullarkey, Senior Vice President and Chief Financial Officer dated January 12, 2001 (incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-Q/A for the quarter ended March 31, 2001).

10.14 Agreement and Plan of Merger, dated as of July 8, 2001, by and among International Game Technology, NAC Corporation, and Anchor Gaming (incorporated by reference to Exhibit 2 to Form 8-K/A, File number 001-10684, filing date July 12, 2001).

10.15 Employment Agreement with Thomas J. Matthews, Chief Operating Officer, dated July 8, 2001 (incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67928, Form S-4, filed by Registrant on August 20, 2001).

10.16 International Game Technology 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended March 30, 2002).

21       Subsidiaries

23       Independent Auditors' Consent

24       Power of Attorney (see page 81 hereof)

(b)      Reports on Form 8-K

         Anchor filed a Current Report on Form 8-K on July 25, 2002, reporting the tender offer to repurchase 9.875% Senior Subordinated Notes.

Power of Attorney
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of December, 2002.
                          International Game Technology

                              By:/s/ Maureen T. Mullarkey
                                 -------------------------------------
                              Maureen T. Mullarkey
                              Chief Financial Officer, and Sr. Vice
                              President, Finance  (Principal Financial
                              Accounting Officer), and Treasurer

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


Signature                                   Title                                                Date

/s/ Charles N. Mathewson                    Chairman of the Board of Directors            December 18, 2002
-----------------------------------
Charles N. Mathewson


/s/ G. Thomas Baker                         President, Chief Executive Officer,           December 18, 2002
-----------------------------------         and Director (Principal Executive Officer)
G. Thomas Baker


/s/ Thomas J. Matthews                      Chief Operating Officer and Director          December 18, 2002
-----------------------------------
Thomas J. Matthews

/s/ Maureen T. Mullarkey                    Chief Financial Officer, and Sr. Vice         December 18, 2002
-----------------------------------         President, Finance  (Principal Financial
Maureen T. Mullarkey                        Accounting Officer), and Treasurer


/s/ Neil Barsky                             Director                                      December 18, 2002
-----------------------------------
Neil Barsky


/s/ Robert A. Bittman                       Director                                      December 18, 2002
------------------------------------
Robert A. Bittman


/s/ Richard Burt                            Director                                      December 18, 2002
-----------------------------------
Richard Burt


/s/ Wilbur J. Keating                       Director                                      December 18, 2002
-----------------------------------
Wilbur J. Keating


/s/ Robert Miller                           Director                                      December 18, 2002
-----------------------------------
Robert Miller


/s/ Fred Rentshcler                         Director                                      December 18, 2002
-----------------------------------
Fred Rentschler


SCHEDULE II - Consolidated Valuation and Qualifying Accounts


                                      Balance at                           Increase (Decrease)         Balance
                                       Beginning                                   in                  at End
                                       of Period         Provisions         Unrealized Gains          of Period
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Valuation Allowance on
   Investment Securities:

    Year ended 09/30/00                 $(1,547)           $     -            $     613                $  (934)
                                        =======            =======            =========                =======

    Year ended 09/29/01                 $  (934)           $     -            $    (644)               $(1,578)
                                        =======            =======            =========                =======
    Year ended 09/28/02                 $(1,578)           $     -            $   1,304                $  (274)
                                        =======            =======            =========                =======



                                       Balance at                            Recoveries       Accounts         Balance
                                       Beginning                                 and           Written         at End
                                        of Period       Provisions         Reclassifications     Off          of Period
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Allowance for
   Doubtful Accounts:

    Year ended 09/30/00                $   8,904           $  1,902           $  10,418        $(7,393)      $  13,831
                                       =========           ========           =========        =======       =========
    Year ended 09/29/01                $  13,831           $  5,201           $    (401)       $(2,687)      $  15,944
                                       =========           ========           =========        =======       =========
    Year ended 09/28/02                $  15,944           $    525           $   6,199        $(4,090)      $  18,578
                                       =========           ========           =========        =======       =========

Allowance for
   Doubtful Notes and
   Contracts Receivable:

    Year ended 09/30/00                $  19,654           $  8,251           $  (5,605)       $(4,267)      $  18,033
                                       =========           ========           =========        =======       =========
    Year ended 09/29/01                $  18,033           $ 13,872           $      41        $(5,005)      $  26,941
                                       =========           ========           =========        =======       =========
    Year ended 09/28/02                $  26,941           $ 17,938           $  (4,463)       $(3,286)      $  37,130
                                       =========           ========           =========        =======       =========



                                       Balance at                                 Disposed             Balance
                                       Beginning                                   of or                at End
                                        of Period          Provisions           Written Off            of Period
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Obsolete Inventory Reserve:

    Year ended 09/30/00                 $  23,901           $  16,001             $(15,598)            $ 24,304
                                        =========           =========             ========             ========
    Year ended 09/29/01                 $  24,304           $  21,088             $(16,505)            $ 28,887
                                        =========           =========             ========             ========
    Year ended 09/28/02                 $  28,887           $  16,853             $(21,063)            $ 24,677
                                        =========           =========             ========             ========

CERTIFICATION

I, G. Thomas Baker certify that:
         1. I have reviewed this annual report on Form 10-K of International Game Technology.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
                          Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  December 18, 2002

  /s/ G. Thomas Baker
  -----------------------
  G. Thomas Baker
  Chief Executive Officer

CERTIFICATION
I, Maureen T. Mullarkey, certify that:

         1. I have reviewed this annual report on Form 10-K of International Game Technology.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  December 18, 2002

  /s/ Maureen T. Mullarkey
  ------------------------
  Maureen T. Mullarkey
  Chief Financial Officer