Form 10-Q
period 2002-12-28
INTERNATIONAL GAME TECHNOLOGY
filed 2003-02-11
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 28, 2002
                                                -----------------

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
Yes  X   No
     -       -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                   -     -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at January 25, 2003
                  -----                 -------------------------------
              Common Stock
       par value $.000625 per share                  84,949,143

                          International Game Technology

                                Table of Contents


  Part I - Financial Information
                                                                            Page
  Item 1.    Financial Statements:
                Unaudited Condensed Consolidated Statements of Income -
                    Quarters Ended December 28, 2002
                    and December 29, 2001.....................................3

                Unaudited Condensed Consolidated Balance Sheets -
                    December 28, 2002 and September 28, 2002 .................5

                Unaudited Condensed Consolidated Statements of Cash Flows -
                    Quarters Ended December 28, 2002 and December 29, 2001....7

                Unaudited Notes to Condensed Consolidated Financial
                    Statements................................................9

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................24

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk......33

  Item 4.    Controls and Procedures.........................................34


  Part II - Other Information

  Item 1.    Legal Proceedings...............................................35

  Item 2.    Changes in Securities...........................................35

  Item 3.    Defaults Upon Senior Securities.................................35

  Item 4.    Submission of Matters to a Vote of Security Holders.............35

  Item 5.    Other Information...............................................35

  Item 6.    Exhibits and Reports on Form 8-K................................35

  Signature..................................................................36

  Certification..............................................................37

Part I - Financial Information

Item 1.  Financial Statements

Unaudited Condensed Consolidated Statements of Income

                                                                            Quarters Ended
                                                                    ------------------------------
                                                                    December 28,      December 29,
                                                                       2002              2001
--------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
Product sales                                                       $241,250           $199,605
Gaming operations                                                    248,382            101,888
Lottery and pari-mutuel systems                                       42,030                  -
                                                                    --------           --------
Total revenues                                                       531,662            301,493
                                                                    --------           --------

Costs and expenses
Cost of product sales                                                126,175            117,103
Cost of gaming operations                                            116,126             47,988
Cost of lottery and pari-mutuel systems                               29,413                  -
Selling, general and administrative                                   65,898             45,307
Depreciation and amortization                                         14,636              5,240
Research and development                                              21,362             15,413
Provision for bad debts                                                3,069              6,517
                                                                    --------           --------
 Total costs and expenses                                            376,679            237,568
                                                                    --------           --------

Earnings (losses) of unconsolidated affiliates                          (179)            33,865
                                                                    --------           --------

Income from operations                                               154,804             97,790
                                                                    --------           --------

Other income (expense)
Interest income                                                       12,171             10,918
Interest expense                                                     (26,850)           (25,352)
Gain (loss) on the sale of assets                                        (67)                32
Minority interest                                                       (268)                 -
Other                                                                  1,293             (1,182)
                                                                    --------           --------
Other expense, net                                                   (13,721)           (15,584)
                                                                    --------           --------

Income from continuing operations before tax                         141,083             82,206

Provision for income taxes                                            53,188             30,416
                                                                    --------           --------
Income from continuing operations                                     87,895             51,790

Income from discontinued operations, net of tax of $2,234              3,692                  -
                                                                    --------           --------

Net income                                                          $ 91,587           $ 51,790
                                                                    ========           ========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

                                                                          Quarters Ended
                                                                   ----------------------------
                                                                   December 28,    December 29,
                                                                      2002            2001
-----------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Basic earnings per share
 Continuing operations                                              $  1.01          $  0.71
 Discontinued operations                                               0.04                -
                                                                    -------          -------
 Net income                                                         $  1.05          $  0.71
                                                                    =======          =======

Diluted earnings per share
 Continuing operations                                              $  1.00          $  0.70
 Discontinued operations                                                .04                -
                                                                    -------          -------
 Net income                                                         $  1.04          $  0.70
                                                                    =======          =======

Weighted average common shares outstanding                           86,855           72,864

Weighted average common and potential
 shares outstanding                                                  88,481           74,440



        The accompanying notes are an integral part of these condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

                                                                    December 28,         September 28,
                                                                        2002                 2002
------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
  Current assets
     Cash and cash equivalents                                      $  440,951           $  423,694
     Investment securities, at market value                             13,573               13,493
     Accounts receivable, net of allowances for doubtful
       accounts of $22,110 and $18,578                                 333,589              314,620
     Current maturities of long-term notes and contracts
       receivable, net of allowances                                    73,906               61,357
     Inventories, net of allowances for obsolescence of
       $23,585 and $24,677:
       Raw materials                                                    72,015               66,536
       Work-in-process                                                   1,439                5,412
       Finished goods                                                   77,781               72,212
                                                                    ----------           ----------
       Total inventories                                               151,235              144,160
                                                                    ----------           ----------

     Investments to fund liabilities to jackpot winners                 40,231               39,932
     Deferred income taxes                                              10,233                3,511
     Prepaid expenses and other                                         42,293               47,111
     Assets of discontinued operations held for sale                   148,772              147,144
                                                                    ----------           ----------
       Total current assets                                          1,254,783            1,195,022
                                                                    ----------           ----------
  Long-term notes and contracts receivable, net of
     allowances and current maturities                                 146,904              138,279
                                                                    ----------           ----------
  Property, plant and equipment, at cost
     Land                                                               21,783               21,750
     Buildings                                                          86,076               85,975
     Gaming operations equipment                                       289,536              294,096
     Manufacturing machinery and equipment                             176,692              169,143
     Leasehold improvements                                              9,543                9,364
                                                                    ----------           ----------
       Total                                                           583,630              580,328
     Less accumulated depreciation and amortization                   (289,525)            (284,193)
                                                                    ----------           ----------
       Property, plant and equipment, net                              294,105              296,135
                                                                    ----------           ----------

Investments to fund liabilities to jackpot winners                     331,570              329,802
Deferred income taxes                                                   83,021               82,916
Intangible assets, net                                                 257,535              276,485
Goodwill, net                                                          979,067              967,424
Investments in unconsolidated affiliates                                     -                   66
Other assets                                                            30,994               29,689
                                                                    ----------           ----------
                                                                    $3,377,979           $3,315,818
                                                                    ==========           ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

                                                                    December 28,        September 28,
                                                                        2002                2002
-----------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities and Stockholders' Equity
   Current liabilities
     Current maturities of long-term notes payable and
        capital lease obligations                                   $     8,197         $     8,519
     Accounts payable                                                    80,643              77,669
     Jackpot liabilities                                                174,297             167,097
     Accrued employee benefit plan liabilities                           24,744              47,156
     Accrued interest                                                     9,845              29,998
     Accrued income taxes                                                41,904              45,762
     Other accrued liabilities                                          138,503             123,672
     Liabilities of discontinued operations                              10,261              11,186
                                                                    -----------         -----------
          Total current liabilities                                     488,394             511,059
                                                                    -----------         -----------
   Long-term notes payable and capital lease obligations,
      net of current maturities                                         971,395             971,375
   Long-term jackpot liabilities                                        383,244             380,567
   Other liabilities                                                     14,404              11,010
                                                                    -----------         -----------
                                                                      1,857,437           1,874,011
                                                                    -----------         -----------

   Minority interest                                                      8,931               8,663
                                                                    -----------         -----------

   Commitments and contingencies                                              -                   -

   Stockholders' equity
     Common stock, $.000625 par value; 320,000,000 shares
        authorized; 174,296,343 and 174,166,938 shares issued               109                 109
     Additional paid-in capital                                       1,457,137           1,451,385
     Deferred compensation                                               (9,807)            (10,748)
     Retained earnings                                                1,619,870           1,528,284
     Treasury stock; 87,614,312 and 87,340,612 shares, at cost       (1,550,153)         (1,530,434)
     Accumulated other comprehensive loss                                (5,545)             (5,452)
                                                                    -----------         -----------
                                                                      1,511,611           1,433,144
                                                                    -----------         -----------
                                                                    $ 3,377,979         $ 3,315,818
                                                                    ===========         ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           Quarters Ended
                                                                   --------------------------------
                                                                   December 28,        December 29,
                                                                       2002                2001
---------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash flows from operating activities
Net income                                                          $ 91,587            $ 51,790
                                                                    --------            --------
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                     44,091              18,577
    Discounts and deferred offering costs                              1,056                 737
    Stock-based compensation                                             972                  31
    Provision for bad debts                                            3,069               6,517
    Provision for inventory obsolescence                               3,625               3,627
    Gain (loss) on sale of assets                                         67                 (32)
    (Increase) decrease in operating assets:
       Receivables                                                   (52,013)              4,636
       Inventories                                                   (11,492)             16,813
       Prepaid expenses and other                                      5,460               4,297
       Other assets                                                   (2,918)             (2,750)
       Net accrued and deferred income taxes, net of tax
          benefit of employee stock plans                             (4,611)             18,249
    Decrease in accounts payable and accrued liabilities             (25,563)            (41,242)
    Earnings of unconsolidated affiliates less than distributions        179               9,485
                                                                    --------            --------
       Total adjustments                                             (38,078)             38,945
                                                                    --------            --------
    Net cash provided by operating activities                         53,509              90,735
                                                                    --------            --------
Cash flows from investing activities
    Investment in property, plant and equipment                      (11,827)             (3,873)
    Investment in gaming operations equipment                        (21,441)            (16,078)
    Proceeds from sale of property, plant and equipment                  207                 164
    Investment securities:
       Purchases                                                           -              (2,715)
       Proceeds                                                            -                  33
    Investments to fund liabilities to jackpot winners:
       Purchases                                                     (10,412)             (6,156)
       Proceeds                                                        8,345               6,512
    Loans receivable
       Cash advanced                                                     (10)                  -
       Payments received                                               9,741               6,756
                                                                    --------            --------
    Net cash provided by (used in) investing activities              (25,397)            (15,357)
                                                                    --------            --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           Quarters Ended
                                                                  --------------------------------
                                                                  December 28,        December 29,
                                                                      2002                2001
--------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash flows from financing activities Long-term debt:
       Proceeds                                                          738                   -
       Principal payments                                             (1,563)             (8,397)
    Jackpot liabilities:
       Collections from systems                                       60,651              22,641
       Payments to winners                                           (52,995)            (13,215)
    Proceeds from shares issued                                        3,727               4,394
    Share repurchases                                                (19,719)            (40,268)
                                                                    --------            --------
    Net cash used in financing activities                             (9,161)            (34,845)
                                                                    --------            --------

Effect of exchange rate changes on cash and
    cash equivalents                                                  (1,694)              2,301
                                                                    --------            --------

Net increase in cash and cash equivalents                             17,257              42,834
Cash and cash equivalents at:
    Beginning of period                                              423,694             364,234
                                                                    --------            --------

    End of period                                                   $440,951            $407,068
                                                                    ========            ========

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

                                                                          Quarters Ended
                                                                  ------------------------------
                                                                  December 28,      December 29,
                                                                      2002             2001
------------------------------------------------------------------------------------------------
(Amounts in thousands)
Tax benefit of employee stock plans                                 $ 1,994          $ 3,296

Payments of interest                                                 40,160           42,132

Payments of income taxes                                             58,747           11,722


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Notes to Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
International Game Technology is recognized as one of the world leaders in the development and production of computerized gaming products. We operate in three lines of business: product sales, proprietary gaming and lottery systems. Founded in 1980, IGT principally served the casino gaming industry in the United States (US). In 1986, we began expanding our business internationally. In addition to our US production, we currently manufacture our products in the United Kingdom and through third party manufacturers in Japan, Canada, and Germany. We also maintain sales offices in selected legalized gaming jurisdictions globally, including Australia, Europe, Japan, Latin America, New Zealand and South Africa.

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

Basis of Presentation
These financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (all of which are of a normal recurring nature) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with our Annual Report on Form 10-K for the year ended September 28, 2002. We have reclassified certain prior period amounts to conform to our current presentation.

Principles of Consolidation
Our consolidated financial statements include the accounts of International Game Technology and all of its majority owned or controlled subsidiaries. The minority interest in the Colorado Grande Casino has been presented within discontinued operations and liabilities of discontinued operations. We account for investments in 50% or less owned joint ventures using the equity method. For strategic marketing alliances for which no separate legal entity exists, we recognize all assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliance. All appropriate inter-company accounts and transactions have been eliminated.


Critical Accounting Policies

Use of Estimates
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory obsolescence, investments, intangible assets, income taxes, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.

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

We place games in both casinos and government sponsored gaming markets under a broad spectrum of recurring revenue pricing arrangements, including wide area progressive (WAP) systems, stand alone participation and flat fee, equipment leasing and rental, as well as hybrid pricing or premium products that include a product sale and a recurring fee. WAP games differ from stand alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. WAP game revenues are recognized based on a percentage of coin in generated by the game. Revenues from stand alone games are recognized based on a percentage of the net win that the game generates or on a flat fee basis with the passage of time. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin in either directly to IGT, an administrator, or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

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

Lottery and Pari-mutuel Systems
Revenue from the sale of lottery and pari-mutuel gaming systems equipment and related parts is generally recognized upon delivery to the customer. Revenues from sales of lottery and video gaming central site systems (including customized software and equipment) are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on central site systems, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate. Systems contract services revenue is recognized as the services are performed. These long-term contracts require installation and operation of lottery and pari-mutuel wagering networks and the related revenue is generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts.

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

Jackpot Liabilities and Expenses
IGT, the administrator or the trust recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive the present value of jackpots discounted at applicable interest rates (lump sum) in lieu of annual installments. Interest rates eligible for use in the lump sum payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions. Historically, approximately 80% of winners have elected the lump sum payment option. Winners that do not elect the lump sum payment generally receive equal annuity payments over the 20 to 26 year time horizon. We fund jackpot annuity payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities to be paid to future winners, we use current market prime, treasury, and agency rates weighted based on the 80% historical lump sum election ratio. We believe this calculation provides the best estimate of our cost to fund jackpots.

Additionally, we estimate the current portion of our liabilities for jackpots not yet won based on our historical experience with winners' lump sum elections, as well as the theoretical projected number of jackpots for the current and non-current periods. Based on this, we have classified 80% of our jackpot liabilities as current and 20% as non-current. Changes in future winners' elections of installment or lump sum payments would impact the allocation of our jackpot liabilities between current and non-current liabilities.

Fluctuations in applicable interest rates due to changes in market and other economic conditions directly impact our cost to fund jackpots, and therefore the gross profit on our gaming operations. If interest rates decline, our cost to fund jackpots increases, and correspondingly our gross profit declines.

Receivables and Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts on our accounts and notes receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts.

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

We evaluate the carrying value of our long-lived and intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on our financial condition and results of operations.

Recently Issued Accounting Standards
In June 2001, the FASB issued SFAS 143, Accounting for AssetRetirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 on September 29, 2002, the beginning of our fiscal year 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 on September 29, 2002, the beginning of our fiscal year 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (APB) Opinion 30. We adopted SFAS 145 on September 29, 2002, the beginning of our fiscal year 2003. Accordingly, losses on the extinguishment of debt that were classified as extraordinary items in prior periods will be reclassified to continuing operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe that the adoption of this statement will not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the quarter ending December 28, 2002. We will apply the liability recognition requirements to all guarantees issued or modified after December 31, 2002. We believe the adoption of these requirements will not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for our interim financial statements for the quarter ending March 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003.

We continue to evaluate the impact of this interpretation on our financial condition and results of operations. Based on our initial analysis, it is possible that we may consolidate or disclose information about activities of our unconsolidated affiliate and the progressive systems trusts in Iowa and New Jersey when the consolidation requirements become effective for our fourth quarter ending September 2003.

The purpose of our operations with our current unconsolidated affiliate is to combine their technology, development efforts and licensed property rights with our manufacturing, distribution, and marketing expertise to develop, market, sell, and maintain certain gaming products. Our linked progressive systems in Iowa and New Jersey are administered by trusts that collect contribution fees from participating casinos and manage the jackpot liabilities and payments to winners. At December 28, 2002, these unconsolidated entities collectively recorded total assets of $190.7 million, total liabilities of $237.1 million including amounts due to IGT, and total revenues for the quarter of $32.6 million. We do not believe that consolidation of these entities will have a material impact to our net income. We are not able to estimate the maximum exposure to loss as a result of our involvement with these entities as it depends on the frequency of jackpots won relative to the timing of collections from participating casinos. Historically, we have not incurred any net losses as a result of our involvement in these entities.

2.       Acquisitions and Discontinued Operations

Acquisitions
On December 30, 2001, we completed our acquisition of Anchor in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned.

The aggregate purchase price paid for Anchor was $986.9 million, plus the assumption of Anchor's outstanding debt of $337.0 million, net of discount. The purchase price included just over 14.9 million outstanding shares of Anchor common stock, exchanged on a one-for-one basis for IGT shares valued at $59.50 per share, $93.0 million of Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the acquisition, and $3.5 million of transaction costs. For accounting purposes, the $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the acquisition announcement on July 9, 2001.

We applied the guidance of SFAS 141 in our final allocation of the Anchor acquisition purchase price. See Note 5 for the purchase price allocation to identifiable intangible assets and goodwill. Prior to the Anchor acquisition, the JV activities were accounted for under the equity method and its revenues were reflected, net of expenses, as earnings of unconsolidated affiliates in our statements of income. Subsequent to the acquisition, the JV activities have been consolidated.

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

The following table presents our final allocation of the Anchor acquisition purchase price, including the consolidation of the JV:

                                                                            Discontinued
                                                                         Casino Operations
                                                              Total           Reclass            Net
-------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash acquired                                              $  123,104       $      -        $  123,104
Assets held for sale                                           77,000        143,868           220,868
Accounts and notes receivable                                  88,156         (2,251)           85,905
Inventory                                                      18,974           (510)           18,464
Property and equipment                                        153,926        (53,155)          100,771
Investments to fund liabilities to jackpot winners            102,880              -           102,880
Identifiable intangible assets                                288,839        (68,800)          220,039
Goodwill                                                      853,614        (16,978)          836,636
Investment in JV                                              (64,758)             -           (64,758)
Other current assets                                           27,520           (829)           26,691
Other long-term assets                                          2,446         (1,345)            1,101
                                                           ----------       --------        ----------
   Total assets                                            $1,671,701       $      -        $1,671,701
                                                           ==========       ========        ==========

Accounts payable                                           $   14,370       $   (623)       $   13,747
Liabilities of discontinued operations                              -          7,367             7,367
Notes payable                                                 377,292              -           377,292
Jackpot liabilities                                           168,610              -           168,610
Other liabilities                                             142,052         (6,744)          135,308
                                                           ----------       --------        ----------
   Total liabilities                                          702,324              -           702,324
                                                           ----------       --------        ----------

Deferred compensation                                         (13,973)             -          (13,973)
Common stock and additional paid-in capital                   983,350              -           983,350
                                                           ----------       --------        ----------
   Total equity                                               969,377              -           969,377
                                                           ----------       --------        ----------
   Total liabilities and equity                            $1,671,701       $      -        $1,671,701
                                                           ==========       ========        ==========

The following unaudited pro forma financial information is presented as if the Anchor acquisition had been effective at the beginning of fiscal 2001:

                                                    Quarter Ended
                                                       December
                                                         2001
         ---------------------------------------------------------
         (Amounts in thousands)
         Total revenues                                $486,190
         Income from continuing operations               62,507
         Income from discontinued operations              2,287
         Net income                                      64,794
         Earnings per share
            Basic                                      $   0.74
            Diluted                                    $   0.71

Discontinued Operations
In June 2002, we determined that the casino operations acquired with Anchor were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos (Colorado Central Station and Colorado Grande Casino) and the Nevada gaming machine route acquired with Anchor. As a result, we ceased depreciation and amortization, and our casino operations have been classified as discontinued operations for all periods presented.

In December 2002, we announced our definitive agreement pursuant to which Herbst Gaming will purchase substantially all of the assets of the Nevada slot route operations of our subsidiary, Anchor Coin, for a cash price of $61.0 million. The sale is subject to Herbst Gaming obtaining regulatory and third party approvals, including gaming regulatory approvals.

In late December 2002, we also announced our agreement to sell the two Colorado casinos for a cash price of $84.0 million to Isle of Capri Black Hawk L.L.C., a joint venture between Isle of Capri Casinos, Inc. and Nevada Gold & Casinos, Inc. The agreement is subject to the satisfaction of several conditions, including financing and the approval of the Colorado Gaming Commission.

Operating results of our discontinued casino operations are summarized below:

                                                       Quarter Ended
                                                          December
                                                            2002
         -----------------------------------------------------------
         (Amounts in thousands)
         Net revenue                                      $30,260
                                                          =======

         Income before tax                                $ 5,926
         Provision for income taxes                        (2,234)
                                                          -------
         Income from discontinued operations              $ 3,692
                                                          =======

At December 28, 2002 and September 28, 2002, $2.3 million of deferred compensation and $27.5 million of deferred tax liabilities related to discontinued operations. Assets and liabilities of discontinued operations were comprised of the following as of:

                                                                            December         September
                                                                              2002              2002
         ---------------------------------------------------------------------------------------------
         (Amounts in thousands)
         Cash                                                              $  8,726           $  7,837
         Accounts receivable, net                                             1,312              1,448
         Other current assets                                                 1,994              1,423
         Property and equipment, net                                         51,161             50,925
         Intangible assets                                                   66,607             66,492
         Goodwill                                                            16,978             16,978
         Other non-current assets                                             1,994              2,041
                                                                           --------           --------
             Total assets of discontinued operations held for sale         $148,772           $147,144
                                                                           ========           ========

         Current liabilities                                               $  8,643           $  9,561
         Minority interest                                                    1,618              1,625
                                                                           --------           --------
             Total liabilities of discontinued operations                  $ 10,261           $ 11,186
                                                                           ========           ========

3.       Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                                 December       September
                                                   2002            2002
         ----------------------------------------------------------------
         (Amount in thousands)
         Current                                 $17,781          $22,068
         Long-term                                15,905           15,062
                                                 -------          -------
                                                 $33,686          $37,130
                                                 =======          =======


4.       Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash balances at several financial institutions in amounts which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. Accounts, contracts, and notes receivable by region as a percentage of total receivables at December 28, 2002 were as follows:


         Domestic Region
            Native American casinos                              39%
            Nevada                                               24
            Atlantic City (distributor and other)                 9
            Riverboats (greater Mississippi River area)           6
            Other US regions, less than 3% individually          10
                                                                ---
               Total domestic                                    88
                                                                ---

         International Region
            Canada                                                4
            Europe                                                4
            Other international, less than 3% individually        4
                                                                ---
               Total international                               12
                                                                ---

            Total                                               100%
                                                                ===

5.        Intangible Assets and Goodwill

We have finalized the fair values and estimated useful lives of the intangible assets acquired from Anchor. Our final allocation of the Anchor purchase price to identifiable intangible assets and goodwill is detailed in the table below. Anchor's in-process research and development (R&D) of $1.0 million was charged to R&D expense immediately subsequent to acquisition because no future alternative uses existed. The goodwill related to the Anchor acquisition is not deductible for tax purposes. In June 2002, we ceased amortization of the contract intangibles related to our discontinued casino operations that were reclassified to assets held for sale, net of accumulated amortization of $2.4 million.

                                                                     Discontinued
                                                       Continuing       Casino
                                                       Operations     Operations        Total
         ---------------------------------------------------------------------------------------
         (Amounts in thousands)
         Finite Lived Intangible Assets
           Patents                                      $166,400        $     -        $166,400
           Contracts                                      32,354         47,500          79,854
           Developed Technology                           10,015              -          10,015
           Trademarks                                      7,222              -           7,222
           In-Process R&D                                  1,000              -           1,000
                                                        --------        -------        --------
                                                         216,991         47,500         264,491
         Indefinite Lived Intangible Assets
           Trademarks                                      3,048         21,300          24,348
                                                        --------        -------        --------

         Total Intangible Assets                        $220,039        $68,800        $288,839
                                                        ========        =======        ========

         Goodwill                                       $836,636        $16,978        $853,614
                                                        ========        =======        ========

In addition to adjustments related to the final Anchor purchase price allocation, we capitalized $921,000 of patent legal and registration costs with an average life of 9.5 years during the quarter ended December 28, 2002. The following table identifies our intangible asset balances by category, excluding discontinued operations, as of:

                                                      December 2002                          September 2002
                                            ----------------------------------       --------------------------------
                                                      Accumulated    Carrying                Accumulated    Carrying
                                              Cost    Amortization  Amount Net       Cost    Amortization  Amount Net
         ------------------------------------------------------------------------------------------------------------
         (Amounts in thousands)
         Finite Lived Intangible Assets
           Patents                          $243,190     $24,900    $218,290       $242,269     $19,178     $223,091
           Contracts                          32,360       9,363      22,997         32,660       7,685       24,975
           Developed technology               10,018       2,630       7,388         10,583       1,956        8,627
           Trademarks                          7,262       1,450       5,812          7,787         743        7,044
                                            --------     -------    --------       --------     -------     --------
             Total                           292,830      38,343     254,487        293,299      29,562      263,737

         Indefinite Lived Assets
           Trademarks                          3,048           -       3,048         12,748           -       12,748
                                            --------     -------    --------       --------     -------     --------

         Total Intangible Assets            $295,878     $38,343    $257,535       $306,047     $29,562     $276,485
                                            ========     =======    ========       ========     =======     ========


Aggregate amortization expense totaled $8.8 million for the first quarter of 2003 and $838,000 for the prior year quarter. Estimated amortization expense for fiscal 2003 and for each of the four succeeding fiscal years is as follows:


         Fiscal Year                             Amount
         ------------------------------------------------
         (Amounts in thousands)

         2003                                     $30,546
         2004                                      30,551
         2005                                      28,977
         2006                                      25,313
         2007                                      23,616


The following distribution of goodwill by segment has been adjusted to reflect changes in our final Anchor purchase price allocation. No goodwill was allocated to the Lottery Systems acquired from Anchor.

                                                    Product   Proprietary
                                                     Sales      Gaming       Total
         --------------------------------------------------------------------------
         (Amounts in thousands)
         Balance as of September 28, 2002          $ 94,574    $872,850    $967,424
         Adjustments to goodwill                     11,353        (670)     10,683
         Foreign currency translation adjustment        960           -         960
                                                   --------    --------    --------
         Balance as of December 28, 2002           $106,887    $872,180    $979,067
                                                   ========    ========    ========


6.       Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) for income from continuing operations to diluted EPS:

                                                                   Quarters Ended
                                                              ------------------------
                                                              December       December
                                                                2002           2001
         -----------------------------------------------------------------------------
         (Amounts in thousands, except per share amounts)
         Income from continuing operations                     $87,895        $51,790
                                                               =======        =======

         Weighted average common shares outstanding             86,855         72,864
         Dilutive effect of stock options outstanding            1,626          1,576
                                                               -------        -------
         Weighted average common and potential
            shares outstanding                                  88,481         74,440
                                                               =======        =======

         Basic earnings per share                              $  1.01        $  0.71
         Diluted earnings per share                            $  1.00        $  0.70

         Number of common shares excluded from
            diluted EPS because option exercise price
            was greater than average market price                  263             47

We purchased a total of 1.8 million shares, or approximately 2%, of our outstanding common stock during the period from December 29, 2002 to January 29, 2003. There were no other transactions in the same period which would have materially changed the number of common shares or potential common shares outstanding.

7.       Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement than for tax return purposes.

8.       Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is presented below:

                                                              Quarters Ended
                                                          ----------------------
                                                          December      December
                                                            2002          2001
         -----------------------------------------------------------------------
         (Amounts in thousands)
         Net income                                        $91,587       $51,790
         Net change in other comprehensive income              (93)        4,926
                                                           -------       -------
         Comprehensive income                              $91,494       $56,716
                                                           =======       =======

9.       Contingencies

Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Acres
In February 1999, the JV and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event (bonus features) patents owned by Anchor and licensed to the JV. Acres responded by filing an answer and counterclaim against the JV and Anchor. Additionally, Acres filed an action in Oregon against the JV and Anchor alleging wrongful use of Acres' intellectual property. This action has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

Aristocrat
In December 2001, IGT filed a complaint for patent infringement for six US patents, misappropriation of trade secrets and breach of contract against Aristocrat Leisure Limited (ALL), an Australian corporation, and two wholly-owned US subsidiaries, Aristocrat Technologies, Inc. (ATI) and Casino Data Systems (CDS) in the US District Court for the District of Nevada (Aristocrat Lawsuit I). In January 2002, ALL, ATI, CDS and Aristocrat Technologies Australia Pty Ltd., a wholly-owned Australian subsidiary of ALL, filed a complaint for patent infringement of four US patents against IGT and for a declaratory judgment that the subject matter of Aristocrat Lawsuit I be decided in their favor in the same court (Aristocrat Lawsuit II). In February 2002, IGT filed an amended complaint in Aristocrat Lawsuit I naming all the Aristocrat parties from Aristocrat Lawsuit II as defendants, incorporating all the subject matter previously involved in Aristocrat Lawsuit I and Aristocrat Lawsuit II, and including additional claims for trademark infringement and trademark counterfeiting against all the Aristocrat parties. The court granted IGT's motion to consolidate the Aristocrat Lawsuit I and the Aristocrat Lawsuit II, so that all the pending issues between IGT and the Aristocrat parties could be resolved in a single lawsuit. On January 21, 2003, ATI and IGT announced a confidential out-of-court settlement resolving these patent and trademark infringement disputes related to intellectual property rights in the fields of cashless technology, bonusing, and slot machine hardware.

Bally
In November 2002, Bally Gaming, Inc. filed a complaint in U.S. District Court for the District of Nevada against IGT and Anchor for declaratory relief seeking a non-monetary judgment that Bally has not infringed certain patents owned by IGT or Anchor.

Collins
In 1994, a lawsuit was filed in South Carolina against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action, Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. In August 2001, a jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages.

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral argument on the motion was held in August 2002 and in September 2002, it was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. Further proceedings on all issues are now pending before the South Carolina Supreme Court. Through December 2002, we have accrued the $15.0 million judgment plus accrued interest of $2.5 million.

GTECH
In February 1999, GTECH Holdings Corporation filed a complaint in Florida against the State of Florida, Department of Lottery (Florida Lottery) and Automated Wagering International (AWI), Anchor's online lottery subsidiary recently renamed to IGT OES. The complaint requested that the contract between AWI and the Florida Lottery be declared void. In July 1999, the First District Court of Appeals affirmed the Florida Lottery's award of the contract to AWI. In March 1999, AWI and the Florida Lottery executed an amended contract.

In January 2000, the Florida Circuit Court determined that the amended contract materially differed from the Request for Proposal and declared the amended contract null and void. The Florida Lottery appealed on February 2, 2000, affecting an automatic stay of the Circuit Court's order. AWI appealed on February 10, 2000. On February 28, 2001, the Florida First District Court of Appeals affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court of Appeals for a rehearing or certification of questions to the Florida Supreme Court. In July 2001, the Court of Appeals granted these motions. Both AWI and the Florida Lottery petitioned the Florida Supreme Court to consider the questions certified by the Court of Appeals and also to stay enforcement of the Order of the Circuit Court. In June 2002, the Florida Supreme Court issued an order dismissing the appeals of AWI and the Florida Lottery. Both parties immediately began operating under an Emergency Agreement executed between AWI and the Florida Lottery effective February 2000.

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

Kraft
In July 2001, an individual, Mary Kraft, filed a complaint against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation. In September 2001, IGT filed a motion to intervene as a party defendant. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune(R) and I Dream of Jeannie(TM) slot machines, which are manufactured, designed and programmed by

IGT and/or Anchor, are deceptive and misleading. Specifically, plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. In April 2002, the Court granted the Summary Disposition filed by IGT and Anchor and dismissed the Plaintiff's complaint. In May 2002, Plaintiff filed an appeal.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs' motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. The appellants' (class plaintiffs) opening brief on appeal must be filed on or before March 31, 2003 and the Respondent's brief is due June 30, 2003.

Environmental Matters
Colorado Central Station Casino (CCSC), one of our discontinued casino operations, is located in an area that has been designated by the Environmental Protection Agency (EPA) as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the site for remediation and response costs associated with their properties and with the entire site. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. CCSC has applied the guidance in Statement of Position 96-1 "Environmental Remediation Liabilities" and determined that a liability has not been incurred.

Guarantees

Liquidated Damages Under Online Lottery Contracts
Our lottery contracts typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, systems downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice "for convenience" or upon a State's cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense. At December 28, 2002, we had $2.7 million accrued for liquidated damages.

Performance Bonds
We had performance bonds outstanding, related to our operation of several lottery systems and a gaming machine route, totaling $77.1 million at December 28, 2002. The amount outstanding at December 28, 2002 included $75.0 million related to lottery systems acquired with Anchor. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our nonperformance.

Progressive Systems Trusts
Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are primarily related to jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under this guarantee because it depends on the frequency of jackpots won relative to the timing of collections from participating casinos. Loans to the trusts have historically been infrequent and short term in nature. Outstanding loans to the trusts totaled $352,000 including accrued interest at December 28, 2002.

Self-Insurance
We are self-insured for various levels of workers' compensation, directors' and officers' liability, electronic errors and omissions liability, employee medical, dental, prescription drug, and short-term disability coverage. We also have stop loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

10.      Derivatives and Hedging Activities

Derivatives and Hedging Activities
With the adoption of Statement of Financial Accounting Standards (SFAS) 133 on October 1, 2000, we recognize all derivatives as either assets or liabilities on the balance sheet at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program, operated pursuant to documented corporate risk management policies, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. The counter parties to these instruments are major commercial banks and we believe that losses related to credit risk are remote. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

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

At December 28, 2002, our net foreign currency exposure totaled $35.2 million related to our monetary assets and liabilities denominated in non-functional foreign currency and $58.2 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $87.5 million in forward currency contracts. The hedge for the firm commitment was designated as fair value hedge under SFAS 133 and the amount of the hedge ineffectiveness was not material for the quarter ended December 28, 2002. At September 28, 2002, we had net foreign currency exposure of $28.9 million related to our monetary assets and liabilities denominated in non-functional foreign currency and $54.9 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts.

11.      Business Segments

We operate principally in the following three lines of business. The casino operations acquired from Anchor have been reclassified to discontinued operations. See Note 2.

      * Product sales encompass the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems.

      * Proprietary gaming operations includes the development, marketing and placement of WAP systems, stand alone games, and gaming equipment leasing. This segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our joint venture activities reported as earnings of unconsolidated affiliates. Subsequent to the Anchor acquisition, the JV activities have been consolidated.

      * Lottery systems consist of the development, manufacturing, operation and sale of online lottery and pari-mutuel systems.

There have been no material changes during the current period in the basis of measuring segment profit or the amount of identifiable assets by segment since our last annual report. See Note 5 for changes to the allocation of goodwill by segment since our last annual report. The following table presents information on our lines of business for the current and prior comparable periods. IGT's segment profit reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses, net.The following table presents information on our lines of business for the current and prior comparable periods. IGT's segment profit reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses, net.

                                                       Product   Proprietary
  Lines of Business                                     Sales       Gaming       Lottery   Corporate Consolidated
  ---------------------------------------------------------------------------------------------------------------
  (Amounts in thousands)
  Quarter ended December 2002
  Total revenues                                       $241,250     $248,382     $42,030    $      -    $531,662
  Earnings (losses) of unconsolidated affiliates              -         (179)          -           -        (179)
  Segment profit (loss)                                  65,493       92,387       3,296     (20,093)    141,083
 ----------------------------------------------------------------------------------------------------------------
  Quarter ended December 2001
  Total revenue                                        $199,605     $101,888     $     -    $      -    $301,493
  Earnings (losses) of unconsolidated affiliates              -       33,865           -           -      33,865
  Segment profit (loss)                                  39,340       62,172           -     (19,306)     82,206


12.      Subsequent Events

On January 29, 2003 and February 5, 2003, we issued in a private offering $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 (the Debentures), including $126.5 million pursuant to an option exercised by the initial purchaser. IGT received gross proceeds of $575.0 million from the issuance of the Debentures. The Debentures have a yield to maturity of 1.75%. IGT may be required to pay contingent cash interest on the Debentures at then prevailing market rates to be determined during any six month period commencing on or after January 29, 2006, if the average closing sale prices of our common stock for specified measurement periods is less than or equal to 60% of the accreted conversion price of the Debentures during such specified periods.

The Debentures are convertible into shares of our common stock at an initial conversion rate of 5.2926 shares per $1,000 principal amount at maturity upon the occurrence of the following events: (i) the closing price of our common stock is more than 120% of the accreted conversion price (initially approximately $134 per share) for a specified period; (ii) the average trading price of the Debentures is less than 95% of the average closing price of our common stock on the New York Stock Exchange multiplied by the conversion rate for a specified period; (iii) our long-term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below BB by Standard & Poor's and below Ba2 by Moody's or ceases to be rated by both rating agencies; (iv) the Debentures have been called for redemption; and (v) upon the occurrence of specified corporate events.

We may repurchase the Debentures at any time on or after September 29, 2006, for a price equal to the accreted value of the Debentures plus accrued and unpaid cash interest thereon, if any. The holders of the Debentures can require us to repurchase their Debentures on January 29, 2006, 2008, 2013, 2018, 2023 and 2028 for a repurchase price equal to the accreted value of the Debentures plus accrued and unpaid cash interest thereon, if any. We must pay the repurchase price in cash for any repurchases on January 29, 2006, and thereafter may elect to pay the repurchase in cash or shares of common stock. We may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value of the Debentures plus accrued and unpaid cash interest thereon, if any. Upon a change of control, we may elect to pay the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory obsolescence, investments, intangible assets, income taxes, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates. We have identified the following policies as critical to our business operations and the understanding of our results of operations: use of estimates, revenue recognition, jackpot liabilities and expenses, receivables and allowance for doubtful accounts, inventories and obsolescence, and long-lived assets. For a discussion on the application of these and other significant accounting policies, see Note 1 of our Condensed Consolidated Financial Statements.

Anchor Acquisition

On December 30, 2001, we completed our acquisition of Anchor Gaming (Anchor), which resulted in the addition of two new lines of business, lottery systems and casino operations. The lottery systems provide equipment and related services to online lotteries and pari-mutuel organizations. In June 2002, we determined that the casino operations were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos and the Nevada gaming machine route acquired with Anchor. As a result, our casino operations have been classified as discontinued operations for all periods presented. The allocation of the Anchor acquisition purchase price to the fair value of net assets acquired was finalized in December 2002.

IGT and Anchor had worked together since 1996 as partners in The Spin For Cash Joint Venture (JV). The most notable change to our financial results following the acquisition was the consolidation of the JV, which was previously accounted for under the equity method, whereby revenues were reflected, net of expenses, in earnings of unconsolidated affiliates on our statements of income.

Results of Operations

Quarter Ended December 28, 2002 Compared to the Quarter Ended December 29, 2001 Income from continuing operations for the current quarter grew to $87.9 million or $1.00 per diluted share compared to $51.8 million or $0.70 per diluted share for the same quarter last year. The acquisition of Anchor and the consolidation of the JV contributed significantly to this improvement. In June 2002, we committed to sell the casino and slot route operations acquired in connection with the Anchor acquisition. The current quarter results included income from discontinued casino operations, net of tax, totaling $3.7 million or $.04 per diluted share. Net income for the first quarter of fiscal 2003 totaled $91.6 million or $1.04 per diluted share.

Income from Operations
Current quarter operating income grew 58% to $154.8 million from $97.8 million in the first quarter of fiscal 2002. Contributions from Anchor and the consolidation of the JV primarily drove this increase. In addition, we experienced revenue growth in both product sales and proprietary gaming operations compared to the prior year quarter.

Prior to the Anchor acquisition on December 30, 2001, our revenue from the JV was presented, net of expenses, in earnings of unconsolidated affiliates. Given that current quarter revenues included the JV, but our prior year quarter revenues did not, income from operations as a percentage of revenue was not comparable to the prior year quarter except on a pro forma basis as if the Anchor acquisition and the consolidation of the JV had been effective at the beginning of fiscal 2002. If the Anchor acquisition and the consolidation of the JV had been effective at the beginning of fiscal 2002, comparable prior year first quarter revenues would have been $486.2 million and income from operations would have been $119.9 million. Income from operations as a percentage of revenue improved to 29% in the current quarter versus 25% in the prior year quarter, assuming the acquisition was effective at the beginning of fiscal 2002, primarily related to improved gross profit and reduced bad debt expense.

Revenues and Gross Profit
Total revenues and earnings of unconsolidated affiliates for the first quarter of fiscal 2003 grew 58% to $531.5 million compared to $335.4 million in the first quarter of fiscal 2002. Gross profit improved to $259.8 million in the current quarter compared to $170.3 in prior year quarter. Anchor's operations and the consolidated results of the JV contributed significantly to this growth.

Product Sales
Revenue from product sales reached $241.3 million on shipments of 29,700 units worldwide in the first quarter of fiscal 2003. Comparatively, sales in the prior year quarter totaled $199.6 million on shipments of 32,500 units. Gross profit margins on product sales improved to 48% in the current quarter from 41% in the prior year quarter. The increase in gross profit margin resulted primarily from a larger proportionate mix of domestic sales, comprising 80% of total sales versus 64% in the prior year quarter. We estimate our overall gross profit margins will trend closer to the mid 40%'s for the remainder of fiscal 2003, due to an increased volume of lower margin sales into Japan and Quebec. Domestic margins benefited from a greater mix of sales to new properties, along with increased sales of traditional spinning reel games. We believe this trend is a result of the more full-scale casino floor replacements we have been experiencing in conjunction with the replacement demand acceleration currently in process in our markets.

Domestic shipments increased to 19,300 in the current quarter compared to 12,600 in the prior year quarter. The increase in domestic unit sales resulted from new casino openings, as well as greater replacement demand in Nevada, Atlantic City and Native American markets. Shipment to new casinos included the Seneca in Niagara Falls, New York, the newest gaming market, the Borgata in Atlantic City, and the Tuscany and Cannery casinos in Las Vegas. We sold 11,100 units into the domestic replacement market during the current quarter or 58% of total domestic sales compared to 7,200 units or 57% in the same quarter last year.

Our EZ Pay(R) technology continues to stimulate replacement demand for our gaming machines as existing slot machines are replaced with our EZ Pay(R) systems and ticket-in/ticket-out (TITO) equipped machines throughout major casino resorts. We shipped over 3,300 replacement games to the MGM MIRAGE casino properties during the first quarter of fiscal 2003 pursuant to our previously announced EZ Pay(R) agreement with this customer. With the recent settlement of the Aristocrat patent lawsuit (see Note 9 of our Condensed Consolidated Financial Statements), virtually every major manufacturer of cashless gaming systems and machines is licensed to use the cashless patents in the intellectual property package administered by IGT. We believe this will facilitate casinos' implementation of cashless technology using any combination of systems and machines, encourage broader adoption of cashless technology and continue to stimulate replacement demand.

International machine shipments for the quarter declined to 10,400 from 19,900 in the prior year quarter, related primarily to reduced sales in Japan and Australia, partially offset by stronger sales in Europe. Sales were negatively impacted in Japan by the restrictive regulatory environment and in Australia by on-going government anti-gaming "harm minimization" measures, as well as the economic effects of recent drought conditions. Improvements in average sales price and margins in Australia, United Kingdom, and Latin America partially offset decreased international sales volumes.

Proprietary Gaming
Gaming operations revenues and earnings of unconsolidated affiliates for the first quarter increased 83% to $248.2 million from $135.8 million the prior year quarter. Gross profit from proprietary gaming operations grew 50% to $132.1 million compared to $87.8 million the prior year. These improvements resulted from the inclusion of Anchor and the consolidation of the JV, as well as enhanced yield per game resulting from new game introductions and a favorable jurisdictional mix. Nevada, the industry's lowest net win market, comprised only 39% of our installed casino base at December 2002 versus 43% at December 2001, further enhancing our jurisdictional mix.

IGT's installed base of proprietary games, including machines placed in both casinos and racinos, ended the current quarter at 32,500, an increase of 600 units over the prior year quarter when adjusted to reflect acquired Anchor machines. The growth in our installed base related primarily to machines awarded to IGT in the Delaware racino market. Of IGT's 32,500 installed base, machines in casino markets ended the quarter at 28,500, an increase of 100 over the same quarter last year when adjusted to reflect acquired Anchor machines. This increase was aided by the commencement of Native American gaming in New York. Domestic casino market proprietary game placements declined from the prior year quarter in Nevada and Atlantic City by 1,600 units, offset by 1,700 additional placements in other US regional and Native American jurisdictions. New games introduced during the quarter included such popular themes as I Love Lucy(R), Lifestyles of the Rich and Famous (TM)(our first Advanced Video Platform(TM) game), and The Beverly Hillbillies(TM) (our first penny progressive video slot machine).

Lottery and pari-mutuel systems
Our lottery and pari-mutuel systems, acquired with Anchor, produced revenues of $42.0 million and a gross profit margin of $12.6 million or 30% for the first quarter of fiscal 2003. Current quarter revenues were favorably impacted due to increased play resulting from a large multi-state Powerball jackpot and a large Lotto jackpot in Florida. In December 2002, we went live with Korea's first online lottery.

Operating Expenses
Operating expenses for the current quarter increased to $105.0 million from $72.5 million in the comparable prior year quarter. The inclusion of Anchor's operations in the current quarter accounted for increases in all expense categories except bad debt expense. Bad debt expense in the prior year quarter included additional provisions for international receivables related to the currency devaluation of the Argentine Peso. Expenses also increased due to legal costs related to protection of our intellectual property, along with our ongoing investment in research and development. Operating expenses included $1.6 million in the current quarter and $1.5 million in the prior year quarter to update our internal software systems with an enterprise resource planning (ERP) solution.

Other Income and Expense
Other expense, net, decreased $1.9 million from the same quarter last year to $13.7 million for the current quarter.

Our worldwide tax rate increased to 37.7% for the current quarter compared to 37% for the prior year quarter related primarily to the Anchor acquisition. We expect our tax rate for fiscal 2003 to fluctuate between 37.5% and 38%.

Discontinued Operations
In June 2002, we determined that the casino operations acquired with Anchor were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos (Colorado Central Station and Colorado Grande Casino) and the Nevada gaming machine route acquired with Anchor. As a result, we ceased depreciation and amortization, and our casino operations have been classified as discontinued operations for all periods presented. Current quarter income from discontinued operations, net of tax, totaled $3.7 million.

In December 2002, we announced our definitive agreement pursuant to which Herbst Gaming will purchase substantially all of the assets of the Nevada slot route operations of our subsidiary, Anchor Coin, for a cash price of $61.0 million. The sale is subject to Herbst Gaming obtaining regulatory and third party approvals, including gaming regulatory approvals.

In late December 2002, we also announced our agreement to sell the two Colorado casinos for a cash price of $84.0 million to Isle of Capri Black Hawk L.L.C., a joint venture between Isle of Capri Casinos, Inc. and Nevada Gold and Casinos, Inc. The agreement is subject to the satisfaction of several conditions, including financing and the approval of the Colorado Gaming Commission.

Business Segments Operating Profit (See Note 11 of our Condensed Consolidated Financial Statements)
IGT's operating profit by segment reflects income from continuing operations before tax, including an appropriate allocation of operating expenses, as well as interest income, interest expense and other expenses, net. Our proprietary gaming segment includes both our wholly owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Product sales segment profit for the current quarter increased 66% to $65.5 or 27% of related revenues up from $39.3 million or 20% in the same quarter last year. This improvement related primarily to volume growth and increased gross profit margins, partially offset by increased operating expenses.

Segment profit from our proprietary gaming operation improved 49% to $92.4 million in the current quarter from $62.2 million in the prior year quarter. This improvement resulted primarily from the full consolidation of the JV and inclusion of Anchor's results subsequent to acquisition, as well as growth in our installed base and enhanced yield per game. As a percentage of revenue and earnings of unconsolidated affiliates, proprietary gaming segment profit totaled 37% in the current quarter compared to 46% in the prior year quarter. This fluctuation was primarily due to our share of the JV activities reflected net of expenses in earnings of unconsolidated affiliates in the prior year quarter.

Current quarter segment profit from lottery systems, our new segment acquired with Anchor, totaled $3.3 million or 8% of related revenues. Compared to the prior sequential quarter ended September 2002, revenues improved related to the large Powerball and Florida jackpots.

Financial Condition, Liquidity and Capital Resources

Capital Resources
One of IGT's fundamental financial strengths is our ability to generate cash from operations to reinvest in our business. We anticipate that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities.

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

Cash Flow From Operating Activities
Cash provided by operations in the first three months of fiscal 2003 totaled $53.5 million compared to $90.7 million in the first quarter of fiscal 2002. The most significant fluctuations related to increased sales volumes and payment timing in receivables, inventories, taxes, accounts payable and accrued liabilities. Receivables increased due to machines shipped late in the quarter, as well as additional financing arrangements with the Seneca tribe for their new casino in New York. Taxes paid in the current quarter were $47.0 million higher than the prior year quarter, predominantly related to the Anchor acquisition.

Cash Flow From Investing and Financing Activities
Net cash used by investing activities in the first quarter of fiscal 2003 totaled $25.4 million compared to $15.4 million in the prior year quarter. This fluctuation related primarily to investment in property, plant and equipment totaling $33.3 million in the current quarter compared to $20.0 million in the prior year period. Our capital expenditures for the current quarter included $3.7 million to update our internal software systems with an ERP solution compared to $621,000 in the prior year quarter.

Net cash flow from financing activities used $9.2 million in the first three months ended December 28, 2002, compared to $34.8 million in the prior year quarter. This fluctuation is primarily due to decreased share repurchases and debt payments in the current quarter.

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

Our proprietary WAP systems provide cash through collections from systems to fund jackpot liabilities and from maturities of investments purchased to fund future annual jackpot payments. Cash is used to make payments to jackpot winners for jackpot liabilities or to purchase investments to fund future jackpot payments. The purchase of and proceeds from investments to fund jackpot liabilities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments to winners are classified as financing activities. The increased cash flows related to jackpot investments and liabilities in the current quarter versus the prior year quarter are due primarily to the consolidation of the JV with the Anchor acquisition.

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our WAP jackpot systems games. Net cash flows from these activities collectively provided cash of $5.6 million in the first three months of 2003 and $9.8 million in the comparable prior year period.

Stock Repurchase Plan
Our Board of Directors authorized IGT's common stock repurchase plan in 1990. Our remaining share repurchase authorization totaled 2.6 million shares as of January 29, 2003. During the first three months of fiscal 2003, we repurchased 274,000 shares for an aggregate price of $19.7 million. From December 29, 2002 to January 29, 2003, we repurchased 1.8 million shares for an aggregate price of $137.3 million.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $269.8 million at December 28, 2002. Of this amount, $3.7 million was drawn with an average interest rate of 2.38%, $8.2 million was reserved for letters of credit and the remaining $257.9 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit our ability to incur indebtedness, grant liens, make investments, acquisitions, dispositions, or to pay dividends or make certain other restricted payments without the written consent of the lenders and require the maintenance of certain financial ratios. We were in compliance with all applicable covenants as of December 28, 2002.

On January 29, 2003 and Feburary 5, 2003, we issued in a private offering $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 (the Debentures), including $126.5 million pursuant to an option exercised by the initial purchaser. IGT received gross proceeds of $575.0 million from the issuance of the Debentures. The Debentures have a yield to maturity of 1.75%. IGT may be required to pay contingent cash interest on the Debentures at then prevailing market rates to be determined during any six month period commencing on or after January 29, 2006, if the average closing sale prices of our common stock for specified measurement periods is less than or equal to 60% of the accreted conversion price of the Debentures during such specified periods.

The Debentures are convertible into shares of our common stock at an initial conversion rate of 5.2926 shares per $1,000 principal amount at maturity upon the occurrence of the following events: (i) the closing price of our common stock is more than 120% of the accreted conversion price (initially approximately $134 per share) for a specified period; (ii) the average trading price of the Debentures is less than 95% of the average closing price of our common stock on the New York Stock Exchange multiplied by the conversion rate for a specified period; (iii) our long-term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below BB by Standard & Poors' and below Ba2 by Moody's or ceases to be rated by both rating agencies; (iv) the Debentures have been called for redemption; and (v) upon the occurrence of specified corporate events.

We may repurchase the Debentures at any time on or after September 29, 2006, for a price equal to the accreted value of the Debentures plus accrued and unpaid cash interest thereon, if any. The holders of the Debentures can require us to repurchase their Debentures on January 29, 2006, 2008, 2013, 2018, 2023 and 2028 for a repurchase price equal to the accreted value of the Debentures plus accrued and unpaid cash interest thereon, if any. We must pay the repurchase price in cash for any repurchases on January 29, 2006, and thereafter may elect to pay the repurchase in cash or shares of common stock. We may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value of the Debentures plus accrued and unpaid cash interest thereon, if any. Upon a change of control, we may elect to pay the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date.

Financial Condition

                                                   December    September
                                                     2002        2002
         ---------------------------------------------------------------
         (Amounts in millions)
         Total assets                               $3,378      $3,316
         Total liabilities and minority interest     1,866       1,883
         Total stockholders' equity                  1,512       1,433


Total assets increased $62.0 million during the first three months of fiscal 2003 primarily due to increases in cash, receivables and inventories related to increased sales and timing of payments.

Total liabilities and minority interest decreased $17.0 million during the first three months of fiscal 2003 primarily related to payments for semi-annual interest on our Senior Notes and employee incentive plans.

Total stockholders' equity increased $79.0 million predominantly related to net income generated during the current period, partially offset by treasury stock repurchases. Additional paid-in capital also increased as the result of employee stock plans.

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet instruments and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Liquidated Damages Under Online Lottery Contracts
Our lottery contracts typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, system downtime, supply downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice "for convenience" or upon a State's cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense. At December 28, 2002, we had $2.7 million accrued for liquidated damages.

Performance Bonds
We had performance bonds outstanding, related to our operation of several lottery systems and a gaming machine route, totaling $77.1 million at December 28, 2002. The amount outstanding at December 28, 2002 included $75.0 million related to lottery systems acquired with Anchor. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our nonperformance.

Progressive Systems Trusts
Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are primarily related to jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under this guarantee because it depends on the frequency of jackpots won relative to the timing of collections from participating casinos. Loans to the trusts have historically been infrequent and short term in nature. Outstanding loans to the trusts totaled $352,000 including accrued interest at December 28, 2002.

Recently Issued Accounting Standards

IGT keeps abreast of new generally accepted accounting principles (GAAP) and disclosure reporting requirements issued by the Financial Accounting Standards Board (FASB), Securities and Exchange Commission (SEC) and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Condensed Consolidated Financial Statements.

Trademarks and Copyright Information

Italicized text indicates trademarks of IGT or its licensors. Included in this filing are the following trademarks, service marks, and/or federally registered trademarks of International Game Technology or its wholly-owned subsidiaries: EZ Pay.

IGT also designs, manufactures, produces, operates, uses, and/or otherwise has permission to exploit certain gaming machines utilizing materials under license from third-party licensors. More specifically, the games that have been mentioned in this filing and their related trademark and copyright ownership information are as follows: "I LOVE LUCY" and related marks are trademarks of CBS Broadcasting Inc. Images of Lucille Ball & Desi Arnez are licensed by Desilu, too, LLC Licensing by Unforgettable Licensing; The Beverly Hillbillies
(TM)/(C) 2003 CBS Worldwide, Inc. All Rights Reserved; Lifestyles of the Rich and Famous(R)&(C) 2003 Rysher Entertainment, Inc. All Rights Reserved; Wheel of Fortune is a registered trademark of Califon Productions, Inc.; I Dream of Jeannie is a trademark of CPT Holdings, Inc.

Forward Looking Statements and Risk Factors

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Throughout this Quarterly Report on Form 10-Q we make some "forward looking" statements, which are not historical facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions. Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances. We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

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

We operate in a highly regulated industry and our ability to operate in certain
--------------------------------------------------------------------------------
jurisdictions could be adversely affected by:
---------------------------------------------
o        unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o adverse changes in or findings of non-compliance with applicable governmental gaming regulations;
o        delays in approvals from regulatory agencies;
o a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

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

Our outstanding Senior Notes, Convertible Debentures and borrowings under credit
--------------------------------------------------------------------------------
facilities subject us to certain additional risks, including:
-------------------------------------------------------------
o increasing our vulnerability to general adverse economic and industry conditions;
o limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
o requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and corporate requirements;
o limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
o        disadvantaging us compared to competitors with less indebtedness.

Our business operations are subject to other risks, including:
--------------------------------------------------------------
o        the loss or retirement of our key executives or other key employees;
o adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts;
o the loss of tenants on sublet properties no longer used in our operations;
o        difficulties integrating parts of the acquired Anchor operations;
o the discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations byjudges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation;
o increased costs due to reliance on third party suppliers and contract manufacturers;
o agreements with Native American casinos which may subject us to sovereign immunity risk; and
o we have been working for some time through several phases of our enterprise resource planning (ERP) solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing our new information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.



Item 3.  Quantitative and Qualitative Factors about Market Risk

Market Risk
We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program, operated pursuant to documented corporate risk management policies, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. The counter parties to these instruments are major commercial banks and we believe that losses related to credit risk are remote. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the non-functional currency monetary assets and liabilities of our operations. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

At December 28, 2002, our net foreign currency exposure totaled $35.2 million related to our monetary assets and liabilities denominated in non-functional foreign currency and $58.2 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $87.5 million in forward currency contracts. At September 28, 2002, we had net foreign currency exposure of $28.9 million related to our monetary assets and liabilities denominated in non-functional foreign currency and $54.9 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts.

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

As currency exchange rates change, translation of the income statements of our international businesses into US dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international operating results include the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would impact reported operating results by less than $200,000 for the quarter ended December 28, 2002 compared to less than $1.0 million in the comparable prior year period. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore the gross profit in our proprietary gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimated that a 10% decline in interest rates would have reduced our gross profit by $6.5 million in the first three months of fiscal 2003 and $4.7 million in the comparable prior year period. We do not currently manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, the fair market value of these notes would have decreased approximately $22.5 million at December 28, 2002 and $24.2 million at September 28, 2002.


Item 4.  Controls and Procedures

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

Changes In Internal Controls
As a part of the ongoing implementation of our ERP solution, we have updated our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

           None.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

           None


Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

           10.01 IGT Profit Sharing Plan (As Amended and Restated as of April 1, 2002)

           (b)      Reports on Form 8-K

                    None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 10, 2003

                                 INTERNATIONAL GAME TECHNOLOGY


                                 By:  /s/ Maureen Mullarkey
                                      -----------------------------------
                                      Maureen Mullarkey
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Treasurer

CERTIFICATION

I, G. Thomas Baker certify that:
         1. I have reviewed this quarterly report on Form 10-Q of International Game Technology.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  February 10, 2003

         /s/ G. Thomas Baker
         -----------------------
         G. Thomas Baker
         Chief Executive Officer

CERTIFICATION

I, Maureen T. Mullarkey, certify that:
         1. I have reviewed this quarterly report on Form 10-Q of International Game Technology.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  February 10, 2003

          /s/ Maureen T. Mullarkey
          -------------------------
          Maureen T. Mullarkey
          Chief Financial Officer