Form 10-Q
period 2003-03-29
INTERNATIONAL GAME TECHNOLOGY
filed 2003-05-13
CIK 353944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 29, 2003
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No __
    -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __
                                                 -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 26, 2003
          -----                                  -----------------------------
       Common Stock
par value $.000625 per share                              85,409,147

                          International Game Technology
                                Table of Contents

 PART I - FINANCIAL INFORMATION
                                                                                                     Page
 Item 1.    Financial Statements:
               Unaudited Condensed Consolidated Statements of Income -
                   Three and Six Months Ended March 29, 2003 and March 30, 2002........................3

               Unaudited Condensed Consolidated Balance Sheets -
                   March 29, 2003 and September 28, 2002 ..............................................5

               Unaudited Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended March 29, 2003 and March 30, 2002..................................7

               Notes to Unaudited Condensed Consolidated Financial Statements .........................9

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................................................27

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...............................38

 Item 4.    Controls and Procedures ..................................................................40


 PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings ........................................................................41

 Item 2.    Changes in Securities.....................................................................41

 Item 3.    Defaults Upon Senior Securities...........................................................41

 Item 4.    Submission of Matters to a Vote of Security Holders ......................................41

 Item 5.    Other Information ........................................................................41

 Item 6.    Exhibits and Reports on Form 8-K .........................................................42

 Signature ...........................................................................................43

 Certifications ......................................................................................44


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Condensed Consolidated Statements of Income

                                                                  Quarters Ended                     Six Months Ended
                                                           ---------------------------        -----------------------------
                                                            March 29,        March 30,          March 29,         March 30,
                                                              2003             2002               2003              2002
---------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
    Product sales                                          $  254,529       $  206,325        $    495,779       $  405,930
    Gaming operations                                         274,559          254,961             522,942          356,849
    Lottery systems                                            38,561           34,729              75,600           34,729
                                                           ----------       ----------        ------------        ---------
    Total revenues                                            567,649          496,015           1,094,321          797,508
                                                           ----------       ----------        ------------        ---------
Costs and expenses
    Cost of product sales                                     131,775          117,621             257,950          234,724
    Cost of gaming operations                                 127,370          115,763             243,496          163,753
    Cost of lottery systems                                    25,024           23,901              49,579           23,901
    Selling, general and administrative                        76,165           60,371             141,366          105,679
    Depreciation and amortization                              13,054           13,786              27,442           19,026
    Research and development                                   23,330           22,618              44,280           38,031
    Provision for bad debts                                     3,961            4,497               7,013           11,013
                                                           ----------       ----------        ------------        ---------
    Total costs and expenses                                  400,679          358,557             771,126          596,127
                                                           ----------       ----------        ------------        ---------
Earnings (losses) of unconsolidated affiliates                   (166)            (748)               (345)          33,117
                                                           ----------       ----------        ------------        ---------

Income from operations                                        166,804          136,710             322,850          234,498
                                                           ----------       ----------        ------------        ---------
Other income (expense)
    Interest income                                            12,557           12,932              24,673           23,850
    Interest expense                                          (29,443)         (32,002)            (56,292)         (57,354)
    Gain (loss) on the sale of assets                               5              108                 (62)             140
    Minority interest                                             (69)               -                (337)               -
    Other                                                        (356)            (379)                505           (1,558)
                                                           ----------       ----------        ------------        ----------
    Other expense, net                                        (17,306)         (19,341)            (31,513)         (34,922)
                                                           ----------       ----------        ------------        ----------

Income from continuing operations before tax                  149,498          117,369             291,337          199,576

Provision for income taxes                                     56,361           44,742             109,834           75,159
                                                           ----------       ----------        ------------        ---------
Income from continuing operations                              93,137           72,627             181,503          124,417



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income


                                                                    Quarters Ended                  Six Months Ended
                                                              --------------------------        ------------------------
                                                              March 29,        March 30,        March 29,      March 30,
                                                                2003             2002             2003           2002
------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)

Income from discontinued operations, net of tax                   722            1,273            3,943            1,273
Loss on sale of discontinued operations, net of tax            (6,745)               -           (6,745)               -
                                                           ----------       ----------        ---------        ---------
Income (loss) from discontinued operations,
    net of tax of $(3,644), $900, $(1,695) and $900            (6,023)           1,273           (2,802)           1,273
                                                           ----------       ----------        ---------        ---------

Net income                                                 $   87,114       $   73,900        $ 178,701        $ 125,690
                                                           ==========       ==========        =========        =========

Basic earnings per share
    Continuing operations                                  $     1.09       $     0.81        $    2.11        $    1.53
    Discontinued operations                                     (0.07)            0.02            (0.04)            0.02
                                                           ----------       ----------        ---------        ---------
    Net income                                             $     1.02       $     0.83        $    2.07        $    1.55
                                                           ==========       ==========        =========        =========

Diluted earnings per share
    Continuing operations                                  $     1.07       $     0.80        $    2.07        $    1.50
    Discontinued operations                                     (0.07)            0.01            (0.04)            0.02
                                                           ----------       ----------        ---------        ---------
    Net income                                             $     1.00       $     0.81        $    2.03        $    1.52
                                                           ==========       ==========        =========        =========

Weighted average common shares outstanding                     85,564           89,293           86,209           81,078

Weighted average common and potential
    shares outstanding                                         87,253           90,989           87,872           82,690



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

                                                                                  March 29,            September 28,
                                                                                    2003                   2002
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)

Assets
  Current assets
     Cash and cash equivalents                                                 $    958,317           $    421,405
     Investment securities, at market value                                          14,164                 13,493
     Accounts receivable, net of allowances for
       doubtful accounts of $19,552 and $18,272                                     373,475                311,936
     Current maturities of long-term notes and contracts
       receivable, net of allowances                                                 74,534                 60,710
     Inventories, net of allowances for
       obsolescence of $27,077 and $24,677
       Raw materials                                                                 82,982                 65,028
       Work-in-process                                                                8,880                  5,267
       Finished goods                                                                60,218                 69,552
                                                                               ------------           ------------
       Total inventories                                                            152,080                139,847
                                                                               ------------           ------------

     Investments to fund liabilities to jackpot winners                              40,748                 39,932
     Deferred income taxes                                                           36,966                  3,511
     Prepaid expenses and other                                                      41,820                 47,018
     Assets of discontinued operations held for sale                                100,346                172,758
                                                                               ------------           ------------
       Total current assets                                                       1,792,450              1,210,610
                                                                               ------------           ------------

  Long-term notes and contracts receivable, net of
     allowances and current maturities                                              152,545                136,629
                                                                               ------------           ------------
  Property, plant and equipment, at cost
     Land                                                                            21,578                 21,557
     Buildings                                                                       86,937                 85,784
     Gaming operations equipment                                                    307,584                285,155
     Manufacturing machinery and equipment                                          178,313                168,985
     Leasehold improvements                                                           9,729                  9,355
                                                                               ------------           ------------
       Total                                                                        604,141                570,836
     Less accumulated depreciation and amortization                                (312,876)              (283,000)
                                                                               ------------           ------------
       Property, plant and equipment, net                                           291,265                287,836
                                                                               ------------           ------------

  Investments to fund liabilities to jackpot winners                                332,611                329,802
  Deferred income taxes                                                              71,163                 82,916
  Intangible assets, net                                                            249,821                271,024
  Goodwill, net                                                                     978,280                967,424
  Other assets                                                                       50,076                 29,577
                                                                               ------------           ------------
                                                                               $  3,918,211           $  3,315,818
                                                                               ============           ============



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

                                                                                  March 29,            September 28,
                                                                                    2003                   2002
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Liabilities, Minority Interest and Stockholders' Equity
  Current liabilities
     Current maturities of long-term notes payable and
       capital lease obligations                                               $      8,231           $      8,519
     Accounts payable                                                                62,195                 76,837
     Jackpot liabilities                                                            180,369                167,097
     Accrued employee benefit plan liabilities                                       44,253                 47,156
     Accrued interest                                                                29,712                 29,998
     Accrued income taxes                                                            17,306                 45,762
     Other accrued liabilities                                                      140,690                121,770
     Liabilities of discontinued operations                                          10,560                 13,920
                                                                               ------------           ------------
       Total current liabilities                                                    493,316                511,059
                                                                               ------------           ------------

  Long-term notes payable and capital lease obligations,
     net of current maturities                                                    1,548,232                971,375
  Long-term jackpot liabilities                                                     378,209                380,567
  Other liabilities                                                                  13,675                 11,010
                                                                               ------------           ------------
                                                                                  2,433,432              1,874,011
                                                                               ------------           ------------

  Minority interest                                                                   9,191                  8,663
                                                                               ------------           ------------

  Commitments and contingencies                                                           -                      -

  Stockholders' equity
     Common stock, $.000625 par value; 320,000,000 shares
       authorized; 174,650,574 and 174,166,938 shares issued                            109                    109
     Additional paid-in capital                                                   1,473,806              1,451,385
     Deferred compensation                                                           (7,300)               (10,748)
     Retained earnings                                                            1,706,984              1,528,284
     Treasury stock; 89,449,381 and 87,340,612 shares, at cost                   (1,691,761)            (1,530,434)
     Accumulated other comprehensive loss                                            (6,250)                (5,452)
                                                                               ------------           ------------
                                                                                  1,475,588              1,433,144
                                                                               ------------           ------------
                                                                               $  3,918,211           $  3,315,818
                                                                               ============           ============



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                          Six Months Ended
                                                                                 ---------------------------------
                                                                                  March 29,              March 30,
                                                                                    2003                   2002
------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash flows from operating activities
Net income                                                                       $  178,701             $  125,690
                                                                                 ----------             ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                      79,633                 59,347
  Discounts and deferred offering costs                                               4,199                    478
  Stock-based compensation                                                            1,843                  1,225
  Provision for bad debts                                                             7,013                 11,013
  Provision for inventory obsolescence                                                9,652                  6,529
  (Gain) loss on sale of assets                                                          62                   (140)
  Loss on sale of discontinued operations                                            10,826                      -
  (Increase) decrease in operating assets:
     Receivables                                                                    (99,966)                 5,077
     Inventories                                                                    (22,162)                19,596
     Prepaid expenses and other                                                      11,307                  9,172
     Other assets                                                                   (14,558)                  (392)
     Net accrued and deferred income taxes, net of tax
       benefit of employee stock plans                                              (39,608)                26,210
  Decrease in accounts payable and accrued liabilities                               (3,030)               (28,859)
  Earnings of unconsolidated affiliates less than distributions                         345                 10,233
                                                                                 ----------             ----------
     Total adjustments                                                              (54,444)               119,489
                                                                                 ----------             ----------
  Net cash provided by operating activities                                         124,257                245,179
                                                                                 ----------             ----------

Cash flows from investing activities
  Investment in property, plant and equipment                                       (18,875)                (8,175)
  Investment in gaming operations equipment                                         (48,022)               (25,818)
  Proceeds from sale of property, plant and equipment                                   208                    397
  Proceeds from sale of other assets                                                     -                  14,000
Proceeds from sale of discontinued operations                                        60,491                      -
  Investment securities:
     Purchases                                                                           -                 (12,715)
     Proceeds                                                                            -                   6,030
  Investments to fund liabilities to jackpot winners:
     Purchases                                                                      (10,413)                (6,894)
     Proceeds                                                                        18,326                 15,246
  Loans receivable:
     Cash advanced                                                                  (11,260)                  (643)
     Payments received                                                               14,345                 10,010
  Investment in unconsolidated affiliates                                              (400)                  (440)
  Acquisition of businesses                                                               -                124,060
                                                                                 ----------             ----------
  Net cash provided by investing activities                                           4,400                115,058
                                                                                 ----------             ----------




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                         Six Months Ended
                                                                                ----------------------------------
                                                                                  March 29,              March 30,
                                                                                    2003                   2002
------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash flows from financing activities
  Long-term debt:
     Proceeds                                                                       563,620                    770
     Principal payments                                                              (3,178)               (99,273)
  Jackpot liabilities:
     Collections from systems                                                       128,614                 73,212
     Payments to winners                                                           (134,099)               (68,075)
  Proceeds from shares issued                                                        17,700                 57,484
  Share repurchases                                                                (161,327)               (40,268)
                                                                                 ----------             ----------
  Net cash provided by (used in) financing activities                               411,330                (76,150)
                                                                                 ----------             ----------

Effect of exchange rate changes on cash and
  cash equivalents                                                                   (3,075)                 1,083
                                                                                 ----------             ----------

Net increase in cash and cash equivalents                                           536,912                285,170
Cash and cash equivalents at:
  Beginning of period                                                               421,405                364,234
                                                                                 ----------             ----------

  End of period                                                                 $   958,317            $   649,404
                                                                                ===========            ===========


Supplemental Cash Flow Information

Certain non-cash investing and financing activities described below are not reflected in the consolidated statements of cash flows. Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales, cost of gaming operations and cost of lottery systems.

                                                                                         Six Months Ended
                                                                                ----------------------------------
                                                                                  March 29,              March 30,
                                                                                    2003                   2002
------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Tax benefit of employee stock plans                                              $    6,137            $    26,897
Payments of interest                                                                 40,812                 41,566
Payments of income taxes                                                            143,634                 37,296
Increase in notes receivable from sale of the Pala
  management contract                                                                     -                 63,000

Acquisitions:
  Cash acquired                                                                           -                124,060
  Fair value of assets acquired                                                           -              1,562,531
  Fair value of liabilities assumed                                                       -                717,214
  Fair value of equity issued, net                                                        -                969,377



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements


1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
International Game Technology is recognized as one of the world leaders in the development and production of computerized gaming products. We operate in three lines of business: product sales, proprietary gaming and lottery systems. Founded in 1980, IGT principally served the gaming industry in the United States
(US). In 1986, we began expanding our business internationally. In addition to our US production, we currently manufacture our products in the United Kingdom and through third party manufacturers in Japan, Canada, and Germany. We also maintain sales offices in selected legalized gaming jurisdictions globally, including Australia, Europe, Japan, Latin America, New Zealand and South Africa.

Unless the context indicates otherwise, references to "International Game Technology," "IGT," "we," "our," or "the Company" includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89521; our telephone number is (775) IGT-7777; our Internet address is www.IGT.com. Through our Internet website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission (SEC), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Italicized text indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website.

Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and include all adjustments necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for the full year. This quarterly report should be read in conjunction with our Annual Report on Form 10-K for the year ended September 28, 2002. Certain prior period amounts have been reclassified to conform to our current presentation.

Our consolidated financial statements include the accounts of International Game Technology and all of its wholly-owned and majority-owned subsidiaries, as well as one company that is not a subsidiary. Although we hold only a 24% interest in the company that is not a subsidiary, we have effective control because we maintain 50.1% of the voting power through 2005. All appropriate intercompany accounts and transactions have been eliminated. The minority interest in the Colorado Grande Casino has been presented as a component of liabilities of discontinued operations. We account for investments in 50% or less owned joint ventures using the equity method. For strategic marketing alliances where no separate legal entity exists, we recognize all assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliance.

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

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

Product Sales
We generally recognize revenue upon delivery of our products to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of incentive rebates or discounts. Revenue related to customized research and development contracts is recognized as the related work is delivered. We recognize license fee revenue from business affiliates over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. Our sales credit terms are normally 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to five years with interest recognized at prevailing rates.

Revenue from the sale of software and license fee agreements is generally recognized based on basic and key conditions of each agreement. If software does not require substantial customization, modification, or production, then as any other product, revenue can be recognized based on our general revenue recognition policy. We generally defer recognition of revenue for software license agreements that include multiple elements until the fair value of the delivered elements can be fairly established or all essential elements of the arrangement have been delivered. Software license agreements with post-contract customer support terms are recognized ratably over the term of the contract including a proportionate amount of any discount given.

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

We place games in both casinos and government-sponsored gaming markets under a broad spectrum of recurring revenue pricing arrangements, including wide area progressive (WAP) systems, stand-alone participation and flat fee, equipment leasing and rental, as well as hybrid pricing or premium products that include a product sale and a recurring fee. WAP games differ from stand-alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. WAP game revenues are recognized based on a percentage of coin-in generated by the game. Revenues from stand-alone games are recognized based on a percentage of the net win that the game generates or on a flat fee basis with the passage of time. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin-in either directly to IGT, an administrator, or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

Our linked progressive systems in Iowa are operated under a trust consisting of one member from each Iowa casino operating multi-linked games related to the trust. As administrator, IGT provides all of the services associated with the operation of the trust. Fees paid to IGT consist of funds generated by the trust in excess of the amount necessary to fund the jackpot liabilities. IGT recognizes revenue based on the trust profits. In Atlantic City, New Jersey, our linked progressive slot system operations are administered by several trusts managed by representatives of the participating casinos. Separate trusts exist for each system linked by a progressive meter. Fees paid to IGT are a function of each trust's adequate cash flow. We recognize revenues from these trusts based on estimated collectibility.

Lottery and Pari-mutuel Systems
Revenue from the sale of lottery and pari-mutuel gaming systems equipment and related parts is generally recognized upon delivery to the customer. Revenues from sales of lottery and video gaming central site systems (including customized software and equipment) are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on central site systems, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate. Systems contract services revenue is recognized as the services are performed. These long-term contracts require installation and operation of lottery and pari-mutuel wagering networks and the related revenue is generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts. See Note 2 regarding discontinued pari-mutuel operations.

Casino Operations
In accordance with industry practice, we recognize casino gaming revenue as the net win from casino operations, which is the difference between amounts wagered and payments made to casino players. Slot route revenue is recognized based on our share of coins wagered or on our share of net winnings. Revenue excludes the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates accrued to customers as part of the casino loyalty programs. See Note 2 regarding discontinued casino operations.

Jackpot Liabilities and Expenses
IGT, the administrator or the trust, recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive the present value of jackpots discounted at applicable interest rates (lump sum) in lieu of annual installments. Interest rates eligible for use in the lump sum payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions. Historically, approximately 80% of winners have elected the lump sum payment option. Winners that do not elect the lump sum payment generally receive equal annuity payments over the 20 to 26 year time horizon. We fund jackpot annuity payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities to be paid to future winners, we use current market prime, treasury, and agency rates weighted based on the 80% historical lump sum election ratio. We believe this calculation provides the best estimate of our cost to fund jackpots.

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

Allowances For Doubtful Accounts and Inventory Reserves
We maintain an allowance for doubtful accounts related to our accounts, contracts, and notes receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts.

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly review inventory quantities on hand and record reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

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

We depreciate or amortize our long-lived assets with finite lives to reflect the pattern in which the economic benefits for the assets will be consumed based on projected usage and revenues. Intangible assets with an increasing revenue stream are amortized using the straight-line method. Intangible assets with a declining revenue stream are amortized on an accelerated basis. We depreciate or amortize our property, plant and equipment using the straight-line method over the following useful lives: buildings over 30 to 40 years; gaming operations equipment over 2 to 7 years; manufacturing machinery and equipment over 2 to 15 years; and leasehold improvements over the lease term. Maintenance and repairs are expensed as incurred, improvements are capitalized, and gains or losses on disposal are included in income.

We evaluate the carrying value of our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the long-lived assets and recognized as a component of income from operations. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially effect our assessment of useful lives and fair values. Changes in assumptions may cause modifications to our estimates for depreciation, amortization, or impairment, thereby impacting our results of operations.

Stock-based Compensation
On October 1, 1996, we adopted SFAS 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock-based compensation plans in accordance with the APB 25 intrinsic value method, which determines the compensation cost of stock options issued for non-variable plans such as ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock-based compensation plans are predominantly non-compensatory plans where the option price is equal to or greater than the trading price of our stock on the date of the option grant and therefore, no compensation cost is recorded. Our reported results include stock-based compensation under APB 25 resulting from the modification of outstanding options, including acquisition conversion modifications, and the issuance of restricted stock awards. See note 12 for pro forma stock-based compensation costs that would have been charged to operations had the SFAS 123 fair value method been applied.

Recently Issued Accounting Standards

SFAS 143
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 on September 29, 2002, the beginning of our current fiscal year. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 on September 29, 2002, the beginning of our current fiscal year. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 145
In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (APB) Opinion 30. We adopted SFAS 145 on September 29, 2002, the beginning of our current fiscal year. Accordingly, losses on the extinguishment of debt that were classified as extraordinary items in prior periods will be reclassified to continuing operations.

SFAS 146
In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on our results of operations or financial position.

FIN 45
In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the quarter ended December 28, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

SFAS 148
In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for our interim financial statements for the current quarter ended March 2003. See Note 12.

FIN 46
In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003.

We continue to evaluate the impact of this interpretation on our financial condition and results of operations. Based on our initial analysis, it is possible that we may consolidate or disclose information about activities of the progressive systems trusts in Iowa and New Jersey when the consolidation requirements become effective for our fourth quarter ending September 2003. Our linked progressive systems in Iowa and New Jersey are administered by trusts that collect contribution fees from participating casinos and manage the jackpot liabilities and payments to winners. At March 29, 2003, these unconsolidated entities collectively recorded total assets of $174.9 million, total liabilities of $213.1 million including amounts due to IGT, and total revenues for the six months ended March 2003 of $67.3 million. We do not believe that consolidation of these entities will have a material impact to our net income. We are not able to estimate the maximum exposure to loss as a result of our involvement with these entities as it is based on future operations of the linked progressive jackpot systems. Historically, we have incurred no losses as a result of our involvement in these entities.


2.  Acquisitions and Discontinued Operations

Acquisitions
On December 30, 2001, we completed our acquisition of Anchor in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned. This acquisition afforded us additional opportunities to use our complementary resources to develop new games more effectively for the benefit of our customers. In addition, with Anchor we grew our business presence in the government-operated public gaming sector and expanded our business activities into online lottery systems. We believe our combined resources make us a more effective supplier to the gaming and lottery industries.

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

Under the guidance of SFAS 141 we finalized our allocation of the Anchor acquisition purchase price in December 2002. See Note 5 for the purchase price allocation to identifiable intangible assets and goodwill. Prior to the Anchor acquisition, the JV activities were accounted for under the equity method and its revenues were reflected, net of expenses, as earnings of unconsolidated affiliates in our statements of income. Subsequent to the acquisition, the JV activities have been consolidated.

Discontinued Operations
In June 2002, we determined that the casino and route operations acquired with Anchor were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos (Colorado Central Station and Colorado Grande Casino) and the Nevada slot route acquired with Anchor. In February 2003, we closed the sale of substantially all of the assets of the Nevada slot route operations of our subsidiary, Anchor Coin, for a cash price of $60.5 million. Subsequent to the quarter just ended, on April 22, 2003, we closed the sale of the two Colorado casinos for a cash price of approximately $84.0 million.

During the current quarter, we additionally committed to a plan to sell the non-strategic pari-mutuel wagering business purchased with Anchor, United Tote
(UT), and recorded an estimated loss on sale of $10.8 million or $6.7 million, net of tax, based on preliminary offers from prospective buyers. The UT operations were previously included as a component of our lottery systems segment. Accordingly, the casino, route and UT operations have been reclassified to discontinued operations and assets held for sale in all periods presented. We ceased depreciation and amortization for our discontinued operations when they were reclassified as held for sale.

The following table presents our final allocation of the Anchor acquisition purchase price, including the consolidation of the JV:

                                                                                         Discontinued
                                                                                          Operations
                                                                         Total             Reclass             Net
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Cash acquired                                                      $     123,104       $         -        $    123,104
Assets held for sale                                                      77,000           167,621             244,621
Accounts and notes receivable                                             88,156            (7,588)             80,568
Inventory                                                                 18,974            (5,023)             13,951
Property and equipment                                                   153,926           (60,861)             93,065
Investments to fund liabilities to jackpot winners                       102,880                 -             102,880
Identifiable intangible assets                                           288,839           (74,769)            214,070
Goodwill                                                                 853,614           (16,978)            836,636
Investment in JV                                                         (64,758)                -             (64,758)
Other current assets                                                      27,520              (849)             26,671
Other long-term assets                                                     2,446            (1,553)                893
                                                                   -------------       -----------        ------------
   Total assets                                                    $   1,671,701       $         -        $  1,671,701
                                                                   =============       ===========        ============

Accounts payable                                                   $      14,370       $    (1,150)       $     13,220
Liabilities of discontinued operations                                         -             9,439               9,439
Notes payable                                                            377,292                 -             377,292
Jackpot liabilities                                                      168,610                 -             168,610
Other liabilities                                                        142,052            (8,289)            133,763
                                                                   -------------       -----------        ------------
   Total liabilities                                                     702,324                 -             702,324
                                                                   -------------       -----------        ------------

Deferred compensation                                                    (13,973)                -             (13,973)
Common stock and additional paid-in capital                              983,350                 -             983,350
                                                                   -------------       -----------        ------------
   Total equity                                                          969,377                 -             969,377
                                                                   -------------       -----------        ------------
   Total liabilities and equity                                    $   1,671,701       $         -        $  1,671,701
                                                                   =============       ===========        ============


The following unaudited pro forma financial information is presented as if the Anchor acquisition had been effective at the beginning of fiscal 2002:

                                                                                Six Months Ended
                                                                         -----------------------------
                                                                           Actual            Pro Forma
                                                                            March              March
                                                                             2003               2002
                  ------------------------------------------------------------------------------------
                  (Amounts in thousands, except per share amounts)
                  Total revenues                                         $1,094,321           $976,554
                  Income from continuing operations                         181,503            137,632
                  Income (loss) from discontinued operations                 (2,802)             1,247
                  Net Income                                                178,701            138,879
                  Earnings per share
                     Basic                                               $     2.07           $   1.57
                     Diluted                                             $     2.03           $   1.54


The results of our discontinued operations are summarized below:

                                                                      Quarters Ended              Six Months Ended
                                                                  -----------------------     ------------------------
                                                                    March         March         March          March
                                                                     2003          2002          2003           2002
----------------------------------------------------------------------------------------------------------------------
         (Amounts in thousands)
         Net revenue                                              $  27,475     $ 34,364      $  62,727      $  34,364
                                                                  =========     ========      =========      =========

         Income before tax                                        $   1,159     $  2,173      $   6,329      $   2,173
         Provision for income taxes                                     437          900          2,386            900
                                                                  ---------     --------      ---------      ---------
         Income from discontinued operations, net of tax                722        1,273          3,943          1,273
                                                                  ---------     --------      ---------      ---------

         Loss on sale of discontinued operations before tax         (10,826)           -        (10,826)             -
         Income tax benefit                                           4,081            -          4,081              -
                                                                  ---------     --------      ---------      ---------
         Loss on sale of discontinued operations, net of tax         (6,745)           -         (6,745)             -
                                                                  ---------     --------      ----------     ---------
         Income (loss) from discontinued operations,
           net of tax                                             $  (6,023)    $  1,273      $  (2,802)     $   1,273
                                                                  =========     ========      =========      =========


Deferred compensation related to discontinued operations totaled $2.8 million at March 2003 and $2.9 million at September 2002. Deferred tax liabilities related to discontinued operations totaled $5.1 million at March 29, 2003 and $27.5 million at September 29, 2002. Assets held for sale and liabilities of discontinued operations were comprised of the following as of:

                                                                              March              September
                                                                               2003                 2002
         --------------------------------------------------------------------------------------------------
         (Amounts in thousands)
         Cash                                                              $    9,055            $   10,126
         Accounts receivable, net                                               2,790                 4,132
         Other current assets                                                   5,021                 6,475
         Property and equipment, net                                           48,548                59,225
         Intangible assets                                                     16,600                71,952
         Goodwill                                                              16,978                16,978
         Other non-current assets                                               1,354                 3,870
                                                                           ----------            ----------
             Total assets of discontinued operations held for sale         $  100,346            $  172,758
                                                                           ==========            ==========

         Current liabilities                                               $    8,916            $   12,295
         Minority interest                                                      1,644                 1,625
                                                                           ----------            ----------
             Total liabilities of discontinued operations                  $   10,560            $   13,920
                                                                           ==========            ==========


3.  Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

                                                            March               September
                                                             2003                  2002
                     --------------------------------------------------------------------
                     (Amount in thousands)
                     Current                              $  19,935             $  22,066
                     Long-term                               12,927                15,062
                                                          ---------             ---------
                                                          $  32,862             $  37,128
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

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. Accounts, contracts, and notes receivable by region as a percentage of total receivables at March 29, 2003 were as follows:


               Domestic Region
                  Native American casinos                                    38%
                  Nevada                                                     28
                  Eastern region                                              7
                  Canada                                                      7
                  New Jersey                                                  5
                  Other US regions, less than 3% individually                 6
                                                                            ---
                     Total domestic                                          91
                                                                            ---

               International Region
                  Europe                                                      6
                  Other international, less than 3% individually              3
                                                                            ---
                     Total international                                      9
                                                                            ---

                  Total                                                     100%
                                                                            ===

5.  Intangible Assets and Goodwill

With our commitment to sell UT in March 2003, we reclassified the final Anchor purchase price allocation to identifiable intangible assets and goodwill as shown in the table below to reflect the intangible assets of UT in discontinued operations. In-process research and development (R&D) was charged to expense immediately subsequent to the acquisition because no future alternative use existed. The goodwill related to Anchor is not deductible for tax purposes. Accumulated amortization on intangible assets of discontinued operations totaled $3.5 million when reclassified to assets held for sale.


                                      Anchor Acquired Intangible Assets and Goodwill
           -----------------------------------------------------------------------------------------------
                                                        Continuing         Discontinued
                                                        Operations          Operations             Total
           -----------------------------------------------------------------------------------------------
           (Amounts in thousands)
           Finite Lived Intangible Assets
             Patents                                    $  166,400           $       -          $  166,400
             Contracts                                      29,560              50,294              79,854
             Developed Technology                            9,888                 127              10,015
             Trademarks                                      7,222                   -               7,222
             In-Process R&D                                  1,000                   -               1,000
                                                        ----------           ---------          ----------
                                                           214,070              50,421             264,491
           Indefinite Lived Intangible Assets
             Trademarks                                          -              24,348              24,348
                                                        ----------           ---------          ----------

           Total Intangible Assets                      $  214,070           $  74,769          $  288,839
                                                        ==========           =========          ==========

           Goodwill                                     $  836,636           $  16,978          $  853,614
                                                        ==========           =========          ==========


In addition to adjustments related to the final Anchor purchase price allocation, we capitalized $4.0 million of purchased patents and $1.8 million of patent legal and registration costs with an average life of 9.2 years during the six months ended March 29, 2003. The following table identifies our intangible asset balances by category, excluding discontinued operations, as of:


                                                           March 2003                               September 2002
                                            ---------------------------------------     ---------------------------------------
                                                         Accumulated      Carrying                   Accumulated      Carrying
                                               Cost      Amortization    Amount Net        Cost      Amortization    Amount Net
-------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Finite Lived Intangible Assets
    Patents                                 $  248,074     $ 29,948     $  218,126      $  242,268     $ 19,178      $ 223,090
    Contracts                                   29,560        9,593         19,967          29,712        7,035         22,677
    Developed technology                         7,135        1,714          5,421           7,660          731          6,929
    Trademarks                                  10,018        3,711          6,307          10,583        1,955          8,628
                                            ----------     --------     ----------      ----------     --------     ----------
      Total                                    294,787       44,966        249,821         290,223       28,899        261,324

Indefinite Lived Assets
    Trademarks                                       -            -              -           9,700            -          9,700
                                            ----------     --------     ----------      ----------     --------     ----------

Total Intangible Assets                     $  294,787     $ 44,966     $  249,821      $  299,923     $ 28,899     $  271,024
                                            ==========     ========     ==========      ==========     ========     ==========


Aggregate amortization expense totaled $7.5 million and $8.3 million for the current and prior year quarters and $16.1 million and $9.2 million for the current and prior six month periods. Estimated amortization expense for fiscal 2003 and for each of the four succeeding fiscal years is as follows:

                               Fiscal Year                               Amount
                               ------------------------------------------------
                               (Amounts in thousands)

                               2003                                   $  30,972
                               2004                                      31,126
                               2005                                      29,183
                               2006                                      25,693
                               2007                                      23,935


The goodwill allocation by segment below reflects our final Anchor purchase price adjustments. No goodwill was allocated to the Lottery Systems segment acquired from Anchor.


                                                     Product      Proprietary
                                                      Sales         Gaming         Total
  -----------------------------------------------------------------------------------------
  (Amounts in thousands)

  Balance as of September 28, 2002                 $   94,574     $  872,850     $  967,424
  Adjustments to goodwill                              11,353           (670)        10,683
  Foreign currency translation adjustment                 173              -            173
                                                   ----------     ----------     ----------
  Balance as of March 29, 2003                     $  106,100     $  872,180     $  978,280
                                                   ==========     ==========     ==========


6.  Zero-Coupon Senior Convertible Debentures

In a private offering on January 29, 2003, we issued approximately $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 (Debentures) for gross proceeds of approximately $575.0 million. Absent a yield adjustment, the Debentures have a yield to maturity of 1.75%. The yield adjustment feature may require IGT to pay contingent cash interest on the Debentures at prevailing market rates to be determined during any six month period commencing on or after January 29, 2006, if the average closing sale prices of our common stock for specified measurement periods is less than or equal to 60% of the accreted conversion price of the Debentures during such specified periods.

The Debentures are convertible into 5.2926 shares of our common stock per $1,000 principal amount at maturity, provided one of the enumerated conversion events has occurred. The conversion events are: (i) during the specified conversion periods, the closing price of our common stock is more than 120% of the accreted conversion price (initially approximately $134 per share) for a specified period; (ii) the average trading price of the Debentures is less than 95% of the average closing price of our common stock multiplied by the conversion rate for a specified period; (iii) our long-term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below Ba2 by Moody's and below BB by Standard & Poors' or ceases to be rated by both rating agencies; (iv) the Debentures have been called for redemption; and (v) upon the occurrence of specified corporate events.

On or after January 29, 2006, IGT may repurchase the Debentures for cash equal to their accreted value plus accrued and unpaid cash interest, if any. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value plus accrued and unpaid cash interest, if any, on January 29, 2006, 2008, 2013, 2018, 2023 and 2028. IGT must settle any repurchases on January 29, 2006 in cash. On any subsequent repurchase dates, IGT may elect to settle in cash or shares of common stock or a combination thereof.

IGT may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value plus accrued and unpaid cash interest, if any. Upon a change of control, we may elect to settle the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date. IGT's right to pay the repurchase price for Debentures in common stock upon a repurchase date or upon a change of control is subject to certain conditions, including the registration under applicable federal and state securities laws of the shares of common stock to be issued.

IGT entered into a registration rights agreement for the benefit of the holders of the Debentures agreeing to file and keep effective a registration statement covering the resale of the Debentures and underlying common stock by the holders for specified periods of time. If IGT fails to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, IGT will be required to pay certain additional cash interest as liquidated damages until the default under the registration rights agreement is cured. Such liquidated damages range from 0.25% to 0.50% of the accreted value of the Debentures plus accrued and unpaid cash interest, if any.


7.  Earnings Per Share

The following table shows the reconciliation of basic earnings per share (EPS) for income from continuing operations to diluted EPS:


                                                                  Quarters Ended               Six Months Ended
                                                             -----------------------      -------------------------
                                                                March         March          March          March
                                                                 2003          2002           2003           2002
       ------------------------------------------------------------------------------------------------------------
       (Amounts in thousands, except per share amounts)
       Income from continuing operations                     $  93,137     $  72,627      $  181,503     $  124,417
                                                             =========     =========      ==========     ==========

       Weighted average common shares outstanding               85,564        89,293          86,209         81,078
       Dilutive effect of stock options outstanding              1,689         1,696           1,663          1,612
                                                             ---------     ---------      ----------     ----------
       Weighted average common and potential
          shares outstanding                                    87,253        90,989          87,872         82,690
                                                             =========     =========      ==========     ==========

       Basic earnings per share                              $    1.09     $    0.81      $     2.11     $     1.53
       Diluted earnings per share                            $    1.07     $    0.80      $     2.07     $     1.50

       Common shares excluded from
          diluted EPS because the effect
          of option exercise was antidilutive                      291         1,866             568          1,041


There were no transactions since the end of the current quarter, which would have materially changed the number of common shares or potential common shares outstanding.


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

9.  Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is presented below:


                                                                  Quarters Ended                Six Months Ended
                                                             -----------------------        ------------------------
                                                                March         March           March          March
                                                                 2003          2002            2003           2002
       -------------------------------------------------------------------------------------------------------------
       (Amounts in thousands)
       Net income                                            $  87,114     $  73,900        $ 178,701      $ 125,690
       Net change in other comprehensive income                   (705)       (4,900)            (798)            26
                                                             ---------     ---------        ---------      ---------
       Comprehensive income                                  $  86,409     $  69,000        $ 177,903      $ 125,716
                                                             =========     =========        =========      =========


10. Commitments and Contingencies

Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Acres
In February 1999, the JV and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event (bonus features) patents owned by Anchor and licensed to the JV. Acres responded by filing an answer and counterclaim against the JV and Anchor. Additionally, Acres filed an action in Oregon against the JV and Anchor alleging wrongful use of Acres' intellectual property. On April 21, 2003, the parties reached a confidential out-of-court settlement resolving the claims and counterclaims. Concurrent with the settlement of the matter, Acres agreed to license certain of its bonusing patents to IGT and IGT will pay a royalty advance of $10.0 million to Acres for these patents as well as other licensing fees.

Bally
On October 31, 2002, Bally Gaming, Inc. filed a complaint in U.S. District Court for the District of Nevada against IGT and Anchor for declaratory relief seeking a non-monetary judgment that Bally had not infringed certain patents owned by IGT or Anchor. IGT moved to dismiss the complaint on January 27, 2003, and that motion is currently pending before the court.

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

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral arguments on the motion were held in August 2002 and in September 2002 the Motion to Dismiss was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. On February 7, 2003, IGT filed its Petition For A Writ Of Certiorari with the South Carolina Supreme Court, which was denied on April 24, 2003. On April 29, 2003, IGT filed a Petition with the South Carolina Court of Appeals seeking further relief that has not yet been acted upon by that court. Through March 2003, we have accrued the $15.0 million judgment plus accrued interest of $3.0 million.

Kraft
In July 2001, an individual, Mary Kraft, filed a complaint against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation. In September 2001, IGT filed a motion to intervene as a party defendant. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune(R) and I Dream of Jeannie(TM) slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, the plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. In April 2002, the Court granted the Summary Disposition filed by IGT and Anchor and dismissed the Plaintiff's complaint. In May 2002, the plaintiff filed an appeal.

Poulos
Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants' motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs' motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. On April 30, 2003, the appellants (class plaintiffs) timely filed their opening brief. The respondent's brief in response is due on or before July 31, 2003.

Guarantees

Liquidated Damages
Our online lottery contracts typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, system downtime, supply downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice "for convenience" or upon a State's cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense. At March 29, 2003, we had $1.6 million accrued for liquidated damages.

Performance Bonds
We had performance bonds outstanding, primarily related to our operation of several lottery systems and gaming operations, totaling $79.9 million at March 29, 2003. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our nonperformance.

Progressive Systems Trusts
Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are primarily related to jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under this guarantee because it is based on future operations of the linked progressive jackpot systems. Loans to the trusts have historically been infrequent and short-term in nature. There were no outstanding loans to the trust at March 29, 2003.

IGT Licensor Arrangements
Our sales agreements that include software and intellectual property licensing arrangements may provide a clause whereby IGT indemnifies the third party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. We are not able to estimate the maximum potential amount of future payments under this guarantee because it depends on the occurrence of future events.

Product Warranties
We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to our product warranty liability for the six months ended March 29, 2003.

         ----------------------------------------------------------------
         (Amounts in thousands)

         Beginning balance of warranty liability                 $  3,332
         Reduction for payments made                                 (906)
         Accrual for new warranties issued                          3,056
         Adjustments for pre-existing warranties                     (336)
                                                                 --------
         Ending balance                                          $  5,146
                                                                 ========


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

State Taxes
We are subject to sales, use, income and other tax audits and administrative proceedings in various states. While we believe we have properly reported our tax liabilities in each state, no assurance can be given that state tax authorities will not propose adjustments that will increase our tax liabilities. We do not currently expect that the outcome of these tax audits and proceedings will, either individually or in the aggregate, have a material adverse effect on our financial position or results of operations.


11. Derivatives and Hedging Activities

With the adoption of SFAS 133 on October 1, 2000, we recognize all derivatives as either assets or liabilities on the balance sheet at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program, as defined in our corporate risk management policy, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. The counter parties to these instruments are major commercial banks and we believe that losses related to credit risk are remote. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currency. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. These forward exchange contracts are not designated as hedging instruments under SFAS 133 and resulting gains or losses are recognized in current earnings.

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

At March 29, 2003, our net foreign currency exposure totaled $48.3 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $29.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $66.2 million in forward currency contracts. The hedge for the firm commitment was designated a fair value hedge under SFAS 133 and there was no hedge ineffectiveness for the six months ended March 29, 2003. At September 28, 2002, we had net foreign currency exposure of $31.2 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $52.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts.

Convertible Debentures Yield Adjustment
The yield adjustment feature of our convertible Debentures due January 29, 2033 (See Note 6) requires contingent cash interest payments based on interest rates that are indexed to, or triggered by, our stock price and is thus considered an embedded derivative under SFAS 133 requiring bifurcation. However, if an upward adjustment were anticipated to go into effect, IGT could exercise its redemption right or the holder could exercise its right to require IGT to purchase the debentures. Therefore, an investor could be expected to attribute no economic value to the yield adjustment feature. Accordingly, we have ascribed no value and recorded no derivative asset or liability for this embedded derivative.

12. Pro Forma Stock-Based Compensation Costs

We have provided the following pro forma financial information reflecting the difference between compensation cost charged to operations under the APB 25 intrinsic value method and pro forma compensation cost that would have been charged to operations had the SFAS 123 fair value method been applied to all awards granted, modified, or settled since the beginning of fiscal 1996, using a Black-Scholes option pricing model. This valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. IGT's employee stock-based compensation has characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In our opinion, the existing models do not necessarily provide a reliable measure of the fair value of employee stock-based compensation.


                                                              Quarters Ended                   Six Months Ended
                                                       ---------------------------       ---------------------------
                                                          March             March            March           March
                                                           2003              2002             2003            2002
--------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Reported net income                                    $  87,114         $  73,900       $  178,701       $  125,690
Reported stock compensation, net of tax                      543               744            1,148              764
Pro forma stock compensation, net of tax                  (5,205)           (5,371)          (9,992)          (8,691)
                                                       ---------         ---------       ----------       ----------
Pro forma net income                                   $  82,452         $  69,273       $  169,857       $  117,763
                                                       =========         =========       ==========       ==========

Basic earnings per share:
   As reported                                         $    1.02         $    0.83        $    2.07       $     1.55
   Pro forma                                           $    0.97         $    0.78        $    1.96       $     1.45

Diluted earnings per share:
   As reported                                         $    1.00         $    0.81        $    2.03       $     1.52
   Pro forma                                           $    0.95         $    0.76        $    1.93       $     1.42


13. Business Segments

We currently operate principally in the following three lines of business. The casino, route and pari-mutuel operations acquired from Anchor have been reclassified to discontinued operations. See Note 2.

    o Product sales encompass the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems.

    o Proprietary gaming operations includes the development, marketing and placement of WAP systems, stand-alone games, and gaming equipment leasing. This segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our joint venture activities reported as earnings of unconsolidated affiliates. Subsequent to the Anchor acquisition, the JV activities have been consolidated.

    o Lottery systems consist of the development, manufacturing, operation and sale of online lottery systems.

There have been no material changes during the current period in the basis of measuring the amount of identifiable assets by segment since our last annual report. See Note 5 for changes to the allocation of goodwill by segment since our last annual report. The following table presents information on our lines of business for the current and prior comparable periods. The prior period amounts have been restated to reflect the reclassification of the casino, route and pari-mutuel operations to discontinued operations. The prior period amounts have been restated to conform to the current period presentation. IGT's segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expenses.


                                                         Product      Proprietary     Lottery      Unallocated
  Lines of Business                                       Sales         Gaming        Systems       Corporate    Consolidated
  ---------------------------------------------------------------------------------------------------------------------------
  (Amounts in thousands)
  Quarter Ended March 2003
  Total revenues                                       $  254,529     $  274,559     $  38,561      $       -     $   567,649
  Losses of unconsolidated affiliates                           -           (166)            -              -            (166)
  Segment profit (loss)                                    67,488         99,533         4,665        (22,188)        149,498

  Six Months Ended March 2003
  Total revenues                                       $  495,779     $  522,942     $  75,600      $       -     $ 1,094,321
  Losses of unconsolidated affiliates                           -           (345)            -              -            (345)
  Segment profit (loss)                                   132,889        191,774         8,928        (42,254)        291,337

  ---------------------------------------------------------------------------------------------------------------------------
  Quarter Ended March 2002
  Total revenues                                       $  206,325     $  254,961     $  34,729      $       -     $   496,015
  Losses of unconsolidated affiliates                           -           (748)            -              -            (748)
  Segment profit (loss)                                    43,198         95,255         1,788        (22,872)        117,369

  Six Months Ended March 2002
  Total revenue                                        $  405,930     $  356,849     $  34,729      $       -     $   797,508
  Earnings of unconsolidated affiliates                         -         33,117             -              -          33,117
  Segment profit (loss)                                    80,657        159,075         1,788        (41,944)        199,576


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We believe the following critical accounting policies are the most important and pervasive accounting policies that we use to portray our financial condition and results of operations. They require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These areas of our accounting policies are the most sensitive to material change from external factors. Please see Note 1 of our Unaudited Condensed Consolidated Financial Statements for a full discussion on the application and effects of these critical accounting policies. Material changes in our estimates affecting comparability of our financial statements for the periods presented have also been discussed throughout the body of this management discussion and analysis wherever applicable.

    o    Use of Estimates
    o    Revenue Recognition
    o    Jackpot Liabilities and Expenses
    o    Allowances For Doubtful Accounts and Inventory Reserves
    o    Long-lived Assets

Anchor Acquisition

On December 30, 2001, we completed our acquisition of Anchor Gaming (Anchor), which resulted in the addition of one new line of business, lottery systems. The casino, route, and pari-mutuel operations acquired with Anchor have been reclassified to discontinued operations. The most notable change to our financial results following the acquisition was the consolidation of the Spin For Cash Joint Venture (JV). IGT and Anchor had worked together since 1996 as partners in the JV, which we accounted for under the equity method prior to the acquisition. Under the equity method, revenues were previously reflected net of expenses in earnings of unconsolidated affiliates.

Discontinued Operations
In June 2002, we determined that the casino and route operations acquired with Anchor were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos (Colorado Central Station and Colorado Grande Casino) and the Nevada slot route. In February 2003, we closed the sale of substantially all of the assets of the Nevada slot route operations of our subsidiary, Anchor Coin, for a cash price of $60.5 million. Subsequent to the quarter just ended, on April 22, 2003, we closed the sale of the two Colorado casinos for a cash price of approximately $84.0 million.

During the current quarter, we additionally committed to a plan to sell the non-strategic pari-mutuel wagering business, acquired with Anchor, United Tote
(UT), and recorded an estimated loss on the sale based on preliminary offers from prospective buyers. We expect to close the sale of UT before September 2003. The UT operations were previously included as a component of our lottery systems segment. Accordingly, the casino, route and UT operations have been reclassified to discontinued operations and assets held for sale until sold for all periods presented. We ceased depreciation and amortization for discontinued operations upon reclassification to assets held for sale.

Results of Operations

We currently operate in three lines of business:
    o Product sales encompasses the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems;
    o Proprietary gaming operations includes the development, marketing and placement of WAP systems, stand-alone games, and gaming equipment leasing. This segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our joint venture activities reported as earnings of unconsolidated affiliates; and
    o Lottery systems consists of the development, manufacturing, operation and sale of online lottery systems.

Quarter Ended March 29, 2003 Compared to the Quarter Ended March 30, 2002
Net income for the second quarter of fiscal 2003 increased to $87.1 million or $1.00 per diluted share up from $73.9 million or $0.81 per diluted share in the prior year quarter. These results reflected a loss, net of tax, from discontinued operations of $6.0 million or $0.07 per diluted share for the current quarter versus net income from discontinued operations of $1.3 million or $0.01 per diluted share in the prior year quarter. The current quarter included an estimated loss on the UT sale of $6.7 million, net of tax.

Income from continuing operations for the current quarter grew to $93.1 million or $1.07 per diluted share compared to $72.6 million or $0.80 per diluted share for the same quarter last year.

Income from Operations
Current quarter operating income grew 22% to $166.8 million from $136.7 million in the second quarter of fiscal 2002. This growth was attributable to increased revenues and improved gross profit across all segments, partially offset by higher operating expenses. Operating profit margins improved to 29% of revenues in the second quarter of 2003 compared to 28% in the same quarter last year.

Revenues and Gross Profit
Total revenues and earnings of unconsolidated affiliates for the second quarter of fiscal 2003 grew 15% to $567.5 million compared to $495.3 million in the second quarter of fiscal 2002. All segments posted revenue gains in the current quarter over the same prior year quarter, 23% in product sales, 8% in gaming operations, and 11% in lottery systems. Total gross profit and earnings of unconsolidated affiliates improved 19% overall to $283.3 million in the current second quarter from $238.0 million in the comparable prior year quarter. Current quarter gross profit increased 38% in product sales, 6% in proprietary gaming operations, and 25% in lottery systems compared to the second quarter of fiscal 2002.

Product Sales
Revenue from product sales totaled $254.5 million on shipments of 34,800 units worldwide in the second quarter of fiscal 2003. Comparatively, sales in the prior year quarter totaled $206.3 million on shipments of 29,500 units. Gross profit margins on product sales improved to 48% in the current quarter from 43% in the prior year quarter. Margin improvements resulted primarily from greater domestic machine volumes and related operational efficiencies, as well as increased EZ PayTM systems sales and related royalty revenues. In addition, average sales prices improved 5% over the prior year quarter related to a slightly greater mix of domestic games and stronger parts and systems revenue. Looking forward to the remainder of fiscal 2003, we estimate our overall gross profit margins to range between 46% and 50% depending on geographical and product mix.

Domestic shipments increased to 19,800 machines in the current quarter compared to 16,300 machines in the prior year quarter, dominated by replacement sales comprising 70% of the units sold. Rising domestic replacement demand accounted for 13,900 units in the second quarter of 2003, up 16% from 12,000 units in the second quarter of fiscal 2002. Our most significant replacement order sales during the current quarter were into the Canadian government-operated public gaming markets, with 4,100 units shipped under the first half of our previously announced contract with the Quebec Lottery Board, and 1,500 units delivered to the Saskatchewan Province. New and expansion units also grew during the current quarter compared to the prior year quarter, predominantly due to shipments into several different Native American tribal jurisdictions in a number of geographical locations, including the states of California, Arizona, North Carolina, South Dakota, and New Mexico. Also, both new and replacement shipments into the Nevada casino market during the current quarter improved over the same quarter last year.

International machine shipments for the current second quarter grew to 15,000 units from 13,200 units in the prior year quarter, primarily the result of increased sales in the UK and Europe, including shipments to new or expanding casinos in Holland, the Ukraine, Sweden and Portugal. We also shipped 600 games to the new Kangwon Land Casino in South Korea, a new gaming market. International gross margins also improved related to increased parts and higher margin systems revenue and a greater mix of AWP games sold in the UK, which carry better margins than those sold elsewhere in Europe. Australian market sales declined, as we continued to feel the impact from stricter regulatory efforts from government anti-gaming "harm minimization" measures.

Proprietary Gaming
Gaming operations revenues and earnings of unconsolidated affiliates for the current second quarter increased 8% to $274.4 million from $254.2 million the prior year quarter. Gross profit from proprietary gaming operations grew 6% to $147.0 million for the second quarter of fiscal 2003, up from $138.5 million in the second quarter of 2002. These improvements resulted from increasing our installed base of recurring revenue machines, as well as enhanced yield per game resulting from new game introductions and favorable jurisdictional mix. The current quarter also benefited significantly from increased play related to the record setting Nevada Megabucks jackpot hit at nearly $40.0 million in late March 2003. Gross profit margins from proprietary gaming operations in the current quarter remained consistent with the prior year quarter at 54%.

IGT's installed base of proprietary games, including machines placed in both casinos and racinos, ended the current quarter at 32,800, up 900 units from the same quarter last year, and up 300 units from the immediately preceding quarter. Casino game placements were up 500 units over the prior year, primarily related to additions in Native American jurisdictions, offset by declines in Nevada and Atlantic City. Racino game placements were up 400 games over the prior year primarily related to additional installations in the Delaware government-operated public gaming market. These gains were partially offset by the continued managed removal of end-of-life Anchor stand-alone units.

Lottery Systems
Our lottery systems produced revenues of $38.6 million for the second quarter of fiscal 2003, up 11% from $34.7 million in the prior year quarter. Gross profit from lottery systems grew 25% to $13.5 million versus $10.8 million in the same quarter last year. These improvements were primarily the result of our online lottery system contract with the South Korean Lottery Services, which went live with Korea's first online lottery in December 2002, with over 5,000 retail outlets.

Operating Expenses, Other Income and Expense, and Taxes
Operating expenses for the second quarter of fiscal 2003 increased to $116.5 million from $101.3 million in the second quarter of 2002. This increase primarily related to additional performance based incentive accruals, increased legal costs related to product compliance and intellectual property protection, and our ongoing investment in research and development. Operating expenses also included $3.5 million in the current quarter and $2.9 million in the prior year quarter to update our internal software systems with an enterprise resource planning (ERP) solution. Additionally, the current quarter included $3.4 million in severance costs associated with the transition of a former Anchor facility from Bozeman, Montana to Reno and efforts to reduce staffing levels in Australia due to its current restrictive anti-gaming regulatory environment.

Other expense, net, decreased $2.0 million from the same quarter last year to $17.3 million for the current quarter. This decrease was predominantly due to additional interest expense included in the prior year quarter on Anchor's senior notes assumed on acquisition that were repurchased in July 2002.

The fluctuation in our worldwide tax rate to 37.7% in the current quarter compared to 38.1% in the prior year quarter was primarily related to the Anchor acquisition. We expect our tax rate for fiscal 2003 to fluctuate between 37.5% and 38%.

Business Segments Operating Profit (See Note 13 of our Unaudited Condensed Consolidated Financial Statements) IGT's operating profit by segment reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Product sales segment profit for the second quarter of fiscal 2003 increased to $67.5 million or 27% of related revenues up from $43.2 million or 21% in the second quarter of fiscal 2002. This improvement related primarily to volume growth and increased gross profit margins.

Segment profit from our proprietary gaming operations increased to $99.5 million in the current quarter from $95.3 million in the prior year quarter. As a percentage of revenue and earnings of unconsolidated affiliates, proprietary gaming segment profit totaled 36% in the current quarter compared to 37% in the prior year quarter. This fluctuation resulted primarily from additional allocated operating expenses related to increased volume.

Current quarter segment profit from lottery systems grew to $4.7 million or 12% of related revenues up from $1.8 million or 5% in the same quarter last year. This improvement reflected the commencement of our online lottery contract in South Korea, which went live in December 2002.

Six Months Ended March 29, 2003 Compared to the Six Months Ended March 30, 2002 Net income for the first half of fiscal 2003 increased to $178.7 million or $2.03 per diluted share from $125.7 million or $1.52 per diluted share in the first half of fiscal 2002. These results incorporated a loss, net of tax, from discontinued operations for the six months just ended of $2.8 million or $.04 per diluted share, including an estimated loss on the UT sale of $6.7 million, net of tax. The first six months of the prior year included net income from discontinued operations totaling $1.3 million or $.02 per diluted share.

Income from continuing operations for the first six months of fiscal 2003 grew to $181.5 million or $2.07 per diluted share compared to $124.4 million or $1.50 per diluted share in the prior year period.

Income from Operations
For the six months just ended, income from operations grew 38% to $322.9 million from $234.5 million in the first six months of fiscal 2002. Increased revenues and gross profits across all segments primarily drove this growth. The inclusion of Anchor and the consolidation of the JV for both quarters in the current six months versus only the second quarter of the comparable prior year period also contributed significantly to this improvement. Income from operations as a percentage of revenues and earnings of unconsolidated affiliates improved to 30% in the first half of fiscal 2003 versus 28% in the first half of 2002.

Revenues and Gross Profit
Total revenues and earnings of unconsolidated affiliates for the first six months of fiscal 2003 grew 32% to $1.1 billion compared to $830.6 million for the first six months of fiscal 2002. All segments posted revenue gains in the current six month period over the same period last year. Total gross profit and earnings of unconsolidated affiliates improved to $543.0 million in the current six months compared to $408.2 million in the prior year period. The inclusion of Anchor and the consolidation of the JV for six months in the current half-year period versus only three months of the comparable prior year period also contributed significantly to this growth.

Product Sales
Revenue from product sales increased to $495.8 million, up 22% over last year, on shipments of 64,500 units worldwide in the first six months of fiscal 2003. Comparatively, sales in the first six months of fiscal 2002 totaled $405.9 million on shipments of 61,900 units. Gross profit margins on product sales improved to 48% in the current six month period from 42% in the comparable prior year period. The increase in gross profit margin resulted primarily from a larger proportionate mix of domestic sales, comprising 61% of total unit sales versus 47% in the prior year period. Increased EZ Pay(TM) systems sales and related royalty revenues, as well as ongoing operational efficiencies, also contributed to gross profit improvement. Average sales prices improved 17% in the current six months compared to the prior year period primarily related to the greater mix of domestic games combined with fewer lower priced international units. Looking forward, we estimate our overall gross profit margins will range between 46% and 50% for the remainder of fiscal 2003, depending on geographical and product mix.

Domestic shipments increased to 39,100 units in the first six months from 28,800 units in the comparable prior year period. Domestic replacement sales increased to 25,000 units for the six months just ended, up 34% from 18,600 units in the same period last year, primarily related to greater demand for our EZ Pay(TM) ticket-in ticket-out (TITO) technology in the Nevada, New Jersey and Midwestern markets. In addition, replacement sales for the year have been strong in the government-operated public gaming markets, namely the Canadian provinces of Quebec and Saskatchewan. Also contributing to the current year growth were greater sales of new and expansion machines into the majority of casino markets, most significantly into various Native American tribal jurisdictions across the US, as well as Nevada and New Jersey. Major shipments to new casinos during the current six months included the Seneca in Niagara Falls, the Borgata in Atlantic City, Dry Creek in California, and the Tuscany and Cannery in Las Vegas.

Our EZ Pay(TM) technology continues to stimulate replacement demand for our gaming machines as existing slot machines are replaced with our TITO equipped machines throughout major casino resorts. Several major casino resorts have committed to replace existing slot machines with our EZ Pay(TM) systems and TITO equipped machines throughout their properties. Virtually every major manufacturer of cashless gaming systems and machines is now licensed to use the cashless patents in the intellectual property package administered by IGT. We believe this will facilitate casino implementations of cashless technology using any combination of systems and machines, encourage broader adoption of cashless technology and continue to stimulate replacement demand.

International machine shipments for the first six months of fiscal 2003 declined to 25,400 units from 33,100 units in the comparable prior year period, related primarily to reduced sales in Japan and Australia, partially offset by increased sales in the UK, Europe, and a new gaming market in South Korea. Sales were negatively impacted in Japan by the restrictive regulatory environment and in Australia by on-going government anti-gaming "harm minimization" measures which is impacting both operators and suppliers across the market.

Proprietary Gaming
Gaming operations revenues and earnings of unconsolidated affiliates for the first six months increased 34% to $522.6 million from $390.0 million the prior year period. Gross profit from proprietary gaming operations grew 23% to $279.1 million compared to $226.2 million the prior year period. These improvements resulted from the inclusion of Anchor and the consolidation of the JV for six months in the current year period versus three months in the prior year period, an increase in the installed base of recurring revenue machines, as well as enhanced yield per game resulting from new game introductions and a favorable jurisdictional mix.

IGT's installed base of proprietary games, including machines placed in both casinos and racinos, totaled 32,800 units at March 29, 2003, up 900 units over the same time last year. Machines placed in casino markets increased 500 units over last year to end the current period at 28,800 units, primarily related to additions in Native American jurisdictions, offset by declines in Nevada and Atlantic City. Racino game placements were up 400 games over the prior year related to additional installations in the Delaware government-operated public gaming market. These gains were partially offset by the continued managed removal of end-of-life Anchor stand-alone units. New games introduced during the first six months of fiscal 2003 included such popular themes as I Love Lucy(R), and The Beverly Hillbillies(TM) (our first penny linked progressive video slot machine) and Family Feud (TM). Lottery systems Our lottery systems produced revenues of $75.6 million and gross profit of $26.0 million or 34% of revenues for the first six months of fiscal 2003. With only three months of lottery systems in the first half of the prior year, lottery systems revenues totaled $34.7 million and gross profit totaled $10.8 million or 31% of revenues. Current period revenues and gross profits benefited from increased online sales related to a large multi-state Powerball jackpot in December 2002 and large Florida Lotto jackpots, as well as the commencement of our online lottery contract in South Korea, which went live in early December 2002.

Operating Expenses, Other Income and Expense, and Taxes
Operating expenses increased to $220.1 million for the first six months of fiscal 2003 from $173.7 million in the comparable prior year period. This increase related to additional performance based incentive accruals, increased legal costs related to product compliance and intellectual property protection, and our ongoing investment in research and development. The inclusion of Anchor's operations for six months in the current period versus three months in the prior year period also accounted for increases in all expense categories except bad debt expense. Bad debt expense in the prior year period included additional provisions for international receivables related to the currency devaluation of the Argentine peso. Additionally, the current six months included $3.4 million in severance costs associated with the transition of a former Anchor facility from Bozeman, Montana to Reno, NV and efforts to reduce staffing levels in Australia due to its current restrictive anti-gaming regulatory environment. Operating expenses also included $5.1 million in the current six month period and $4.4 million in the comparable prior year period to update our internal software systems with an ERP solution.

Other expense, net, decreased $3.4 million to $31.5 million for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The prior year period included additional interest expense related to Anchor's senior notes assumed on acquisition that were repurchased in July 2002 and increased foreign currency losses related to the devaluation of the Argentine peso.

Our worldwide tax rate remained at 37.7% for the first six months of fiscal 2003, comparable to the prior year period. We expect our tax rate for fiscal 2003 to fluctuate between 37.5% and 38%.

Business Segments Operating Profit (See Note 13 of our Unaudited Condensed Consolidated Financial Statements) IGT's operating profit by segment reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates.

Product sales segment profit for the first six months of fiscal 2003 increased 65% to $132.9 million or 27% of related revenues up from $80.7 million or 20% in the same period last year. This improvement related primarily to volume growth and increased gross profit margins, partially offset by increased operating expenses. The prior year period included additional bad debt provisions for international receivables related to the currency devaluation of the Argentine peso.

Segment profit from proprietary gaming operations improved 21% to $191.8 million in the current six months from $159.1 million in the prior year period. This improvement resulted from the consolidation of the JV and inclusion of Anchor's results for six months of the first half of fiscal 2003 versus only three months in the first half of fiscal 2002, as well as growth in our installed base and enhanced yield per game. As a percentage of revenue and earnings of unconsolidated affiliates, proprietary gaming segment profit totaled 37% in the current six months compared to 41% in the prior year period. This fluctuation was partially due to our share of the JV activities reflected net of expenses in earnings of unconsolidated affiliates in the first three months of the prior half-year period, as well as increased operating expenses in the current period.

Segment profit from lottery systems for the first half of fiscal 2003 totaled $8.9 million or 12% of related revenues versus $1.8 million or 5% in the first half of 2002. The prior year period included only three months of activity versus six months in the current period. The current period also benefited from increased online sales related to the large Powerball and Florida jackpots, as well as the South Korean lottery that went live in early December 2002.

Liquidity and Capital Resources

Capital Resources
We have the ability to generate significant cash from operations that allows us to reinvest in our business. We anticipate that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities.

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

Cash Flow From Operating Activities
Cash provided by operations in the first six months of fiscal 2003 totaled $124.3 million compared to $245.2 million in the prior year period. The most significant fluctuations related to increased sales volumes and payment timing in receivables, inventories, taxes, accounts payable and accrued liabilities. Receivables increased related to increased sales volume and machines shipped late in the period, as well as additional contract financing arrangements with new casinos in New York, Nevada and California. Cash used for inventories increased primarily due to anticipated machine demand. Current year taxes paid were significantly higher than the prior year period, predominantly due to the Anchor acquisition timing and increased profits.

Cash Flow From Investing and Financing Activities
Net cash provided by investing activities in the first six months of fiscal 2003 totaled $4.4 million compared to $115.1 million in the prior year period. This fluctuation related primarily to cash balances of Anchor and the JV acquired in the prior year period. Other significant increases in investing cash related to proceeds from the sale of discontinued operations, namely the Nevada slot route operations of Anchor Coin. Current period cash advanced on loans related to new tribal casino properties in New York and California. Investment in property, plant and equipment totaled $66.9 million in the current six months compared to $34.0 million in the prior year period primarily related to increased spending for gaming operations equipment, as well as upgrades to lottery systems equipment. Our capital expenditures for the current period included $4.5 million to update our internal software systems with an ERP solution compared to $940,000 in the prior year period.

Net cash flow from financing activities provided $411.3 million in the six months ended March 2003 compared to cash used of $76.2 million in the prior year period. This fluctuation is primarily due to the $561.4 million net proceeds from our issuance of zero-coupon senior convertible debentures in the current period, offset by $161.3 million of stock repurchases. The prior year period included the repayment of Anchor's senior credit facility immediately subsequent to acquisition.

Net Cash Flow from Proprietary Progressive Jackpot Systems
WAP games differ from stand-alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. Only WAP systems have related jackpot liabilities and investments to fund future jackpot payments.

Our proprietary WAP systems provide cash through collections from systems to fund jackpot liabilities and from maturities of investments purchased to fund future annual jackpot payments. Cash is used to make payments to jackpot winners for jackpot liabilities or to purchase investments to fund future jackpot payments. The purchase of and proceeds from investments to fund jackpot liabilities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments to winners are classified as financing activities. The increased cash flows related to jackpot investments and liabilities in the current period versus the prior year period are due primarily to the consolidation of the JV in conjunction with the Anchor acquisition.

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our WAP jackpot systems games. Net cash flows from these activities collectively provided cash of $2.4 million in the first six months of 2003 and $13.5 million in the comparable prior year period.

Stock Repurchase Plan
Our Board of Directors authorized IGT's common stock repurchase plan in 1990. Our remaining share repurchase authorization, as amended, totaled 10.0 million shares as of April 26, 2003. During the first six months of fiscal 2003, we repurchased 2.1 million shares for an aggregate price of $161.3 million. We repurchased no additional shares since March 29, 2003 thru May 9, 2003.

Credit Facilities and Indebtedness
Our domestic and foreign borrowing facilities totaled $274.9 million at March 29, 2003. Of this amount, $5.2 million was drawn with an average interest rate of 2.38%, $6.2 million was reserved for letters of credit and the remaining $263.5 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit our ability to incur indebtedness, grant liens, make investments, acquisitions, dispositions, or to pay dividends or make certain other restricted payments without the written consent of the lenders and require the maintenance of certain financial ratios. We were in compliance with all applicable covenants as of March 29, 2003.

Convertible Debentures
In a private offering on January 29, 2003, we issued approximately $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 (Debentures) for gross proceeds of approximately $575.0 million. Absent a yield adjustment, the Debentures have a yield to maturity of 1.75%. The yield adjustment feature may require IGT to pay contingent cash interest on the Debentures at prevailing market rates to be determined during any six month period commencing on or after January 29, 2006, if the average closing sale prices of our common stock for specified measurement periods is less than or equal to 60% of the accreted conversion price of the Debentures during such specified periods.

The Debentures are convertible into 5.2926 shares of our common stock per $1,000 principal amount at maturity, provided one of the enumerated conversion events has occurred. The conversion events are: (i) during the specified conversion periods, the closing price of our common stock is more than 120% of the accreted conversion price (initially approximately $134 per share) for a specified period; (ii) the average trading price of the Debentures is less than 95% of the average closing price of our common stock multiplied by the conversion rate for a specified period; (iii) our long-term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below Ba2 by Moody's and below BB by Standard & Poors' or ceases to be rated by both rating agencies; (iv) the Debentures have been called for redemption; and (v) upon the occurrence of specified corporate events.

On or after January 29, 2006, IGT may repurchase the Debentures for cash equal to their accreted value plus accrued and unpaid cash interest, if any. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value plus accrued and unpaid cash interest, if any, on January 29, 2006, 2008, 2013, 2018, 2023 and 2028. IGT must settle any repurchases on January 29, 2006 in cash. On any subsequent repurchase dates, IGT may elect to settle in cash or shares of common stock or a combination thereof.

IGT may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value plus accrued and unpaid cash interest, if any. Upon a change of control, we may elect to settle the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date. IGT's right to pay the repurchase price for Debentures in common stock upon a repurchase date or upon a change of control is subject to certain conditions, including the registration under applicable federal and state securities laws of the shares of common stock to be issued.

IGT entered into a registration rights agreement for the benefit of the holders of the Debentures agreeing to file and keep effective a registration statement covering the resale of the Debentures and underlying common stock by the holders for specified periods of time. If IGT fails to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, IGT will be required to pay certain additional cash interest as liquidated damages until the default under the registration rights agreement is cured. Such liquidated damages range from 0.25% to 0.50% of the accreted value of the Debentures plus accrued and unpaid cash interest, if any.


Financial Condition

                                                          March       September
                                                           2003          2002
         ----------------------------------------------------------------------
         (Amounts in millions)
         Total assets                                  $  3,918       $  3,316
         Total liabilities and minority interest          2,443          1,883
         Total stockholders' equity                       1,475          1,433


Total assets increased $602.4 million during the first six months of fiscal 2003 primarily due to increased cash related to the issuance of the Debentures.

Total liabilities and minority interest increased $559.9 million during the first six months of fiscal 2003 also primarily related to the issuance of the Debentures.

Total stockholders' equity increased $42.4 million predominantly related to net income generated during the current period, offset by treasury stock repurchases. Additional paid-in capital also increased as the result of employee stock plans.

Off-Balance-Sheet Arrangements
In the normal course of business, we are a party to financial instruments with off-balance-sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance-sheet instruments and we are not dependent on off-balance-sheet financing arrangements to fund our operations.

Liquidated Damages
Our lottery online contracts typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, system downtime, supply downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice "for convenience" or upon a State's cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense. At March 29, 2003, we had $1.6 million accrued for liquidated damages.

Performance Bonds
We had performance bonds outstanding, primarily related to the operation of several lottery systems and gaming operations, totaling $79.9 million at March 29, 2003. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our nonperformance.

IGT Licensor Arrangements
Our sales agreements that include software and intellectual property licensing arrangements may provide a clause whereby IGT indemnifies the third party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. We are not able to estimate the maximum potential amount of future payments under this guarantee because it depends on the occurrence of future events.

Joint Ventures and Alliances
We operate certain proprietary games and gaming related equipment under joint venture agreements with various gaming or gaming related companies, which are reported as earnings of unconsolidated affiliates. As of March 29, 2003, we have one active joint venture of this nature that remained unconsolidated. We also have strategic marketing alliances for which no separate legal entity exits and we recognize 100% of the assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliance.

Progressive Systems Trusts
Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are primarily related to jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under this guarantee because it is based on future operations of the linked progressive jackpot systems. Loans to the trusts have historically been infrequent and short-term in nature. There were no outstanding loans to the trusts at March 29, 2003.

State Taxes
We are subject to sales, use, income and other tax audits and administrative proceedings in various states. While we believe we have properly reported our tax liabilities in each state, no assurance can be given that state tax authorities will not propose adjustments that will increase our tax liabilities. We do not currently expect that the outcome of these tax audits and proceedings will, either individually or in the aggregate, have a material adverse effect on our financial position or results of operations.


Recently Issued Accounting Standards

IGT keeps abreast of new generally accepted accounting principles (GAAP) and disclosure reporting requirements issued by the Financial Accounting Standards Board (FASB), Securities and Exchange Commission (SEC) and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

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

Our success in the gaming industry depends in large part on our ability to
--------------------------------------------------------------------------
develop innovative products and systems and would be adversely affected by:
--------------------------------------------------------------------------
o   a decline in the popularity of our gaming products with players;
o   a lack of success in developing new products;
o   an increase in the popularity of competitors' games; and
o a negative change in the trend of consumer acceptance of our newest systems innovations including ticket-in/ticket-out voucher technology.

Demand for our products, placement of our proprietary games and operation of our
--------------------------------------------------------------------------------
lottery systems would be adversely affected by:
----------------------------------------------
o   a reduction in the growth rate of new and existing markets;
o   delays of scheduled openings of newly constructed or planned casinos;
o reduced levels of gaming play on our gaming systems or weakened customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures;
o a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines;
o   a decline in public acceptance of gaming;
o   a reduction in lottery sales in jurisdictions where we hold lottery contracts;
o   a loss of or inability to renew lottery contracts; and
o failure to meet implementation and performance obligations of our online lottery systems operations could subject us to significant liquidated damage claims.

We operate in a highly regulated industry and our ability to operate in certain
-------------------------------------------------------------------------------
jurisdictions could be adversely affected by:
--------------------------------------------
o   unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o adverse changes in or findings of non-compliance with applicable governmental gaming regulations;
o   delays in approvals from regulatory agencies;
o   a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

Our intellectual property rights are subject to risks, including:
----------------------------------------------------------------
o potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed games and technology;
o competitors' infringement upon our existing trademarks, patents and copyrights; and
o approval of competitors' patent applications that may restrict our ability to compete effectively.

Our business is vulnerable to changing economic conditions, including:
---------------------------------------------------------------------
o unfavorable changes in economic conditions including those that effect the relative health of the gaming industry;
o unfavorable changes in state taxation laws or application of such laws that could reduce our profitability;
o   political or economic instability in international markets;
o changes in interest rates causing a reduction of investment income or in the value of market rate sensitive investments; and
o   fluctuations in foreign exchange rates, tariffs and other trade barriers.

Our outstanding Senior Notes, Convertible Debentures and borrowings under credit
--------------------------------------------------------------------------------
facilities subject us to certain additional risks, including:
------------------------------------------------------------
o increasing our vulnerability to general adverse economic and industry conditions;
o limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
o requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and corporate requirements;
o limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
o   disadvantaging us compared to competitors with less indebtedness.

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

Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the nonfunctional currency monetary assets and liabilities of our operations. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

At March 29, 2003, our net foreign currency exposure totaled $48.3 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $29.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $66.2 million in forward currency contracts. At September 28, 2002, we had net foreign currency exposure of $31.2 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $52.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts.

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

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimated that a 10% change in foreign exchange rates would have impacted reported equity by approximately $3.5 million at March 29, 2003 versus $3.2 million at September 28, 2002. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk
Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore the gross profit in our proprietary gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimated that a 10% decline in interest rates would have reduced our gross profit by $8.8 million in the first six months of fiscal 2003 and $6.9 million in the comparable prior year period. We do not currently manage this exposure with derivative financial instruments.

Our outstanding Senior Notes carry interest at fixed rates. If interest rates increased by 10%, we estimated the fair market value of these notes would have decreased approximately $16.6 million at March 29, 2003 and $24.2 million at September 28, 2002.

Convertible Debentures Price Risk
The fair value of our Debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimated a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $17.0 million. Assuming our stock price is held constant, we estimated a 10% increase in interest rates would decrease the fair value of our convertible debentures by $2.4 million.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          For a description of our legal proceedings, see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)    On March 3, 2003, IGT held its annual meeting of stockholders.

          (b) The following directors were elected to serve until the next annual meeting: G. Thomas Baker, Neil Barsky, Robert A. Bittman, Richard R. Burt, Wilbur K. Keating, Charles N. Mathewson, Thomas J. Matthews, Robert Miller and Frederick B. Rentschler. These directors constitute all of the directors of IGT. Voting at the meeting was as follows:

                                                                 Number of
                                                                Shares Voted             Number of
                                                                    For               Shares Withheld
                                                               -------------          ---------------
                 G. Thomas Baker                                 72,600,877              4,204,727
                 Neil Barsky                                     72,854,894              3,950,710
                 Robert A. Bittman                               72,588,153              4,217,451
                 Richard R. Burt                                 72,830,723              3,974,881
                 Wilbur K. Keating                               72,850,507              3,955,097
                 Charles N. Mathewson                            72,591,717              4,213,887
                 Thomas J. Matthews                              72,603,820              4,201,784
                 Robert Miller                                   72,173,188              4,632,416
                 Frederick B. Rentschler                         72,919,802              3,885,802


          (c) Stockholders ratified the appointment of Deloitte & Touche LLP as IGT's independent auditors for the fiscal year ending September 27, 2003. Number of shares voted for Deloitte & Touche LLP totaled 72.1 million, with 4.2 million shares withheld and 458,000 abstains.


Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a)      Exhibits

          4.1 Indenture dated as of January 29, 2003 between IGT, any subsidiary that becomes a party thereto, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed with the Securities and Exchange Commission on February 20, 2003).

          4.2 Form of Zero-Coupon Convertible Debentures (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed with the Securities and Exchange Commission on February 20, 2003).

          4.3 Registration Rights Agreement dated as of January 29, 2003 between IGT and Goldman, Sachs & Co., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed with the Securities and Exchange Commission on February 20, 2003).

          10.01 Employment Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated January 27, 2003.

          99.1     Written statement of G. Thomas Baker pursuant to 18 U.S.C
                   section 1350, certification to accompany this report pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Written statement of Maureen T. Mullarkey pursuant to 18 U.S.C section 1350, certification to accompany this report pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          (b)      Reports on Form 8-K

                   We filed a current report on Form 8-K dated January 22, 2003 regarding earnings for the first quarter ended December 28, 2002.

                   We filed current reports on Form 8-K dated January 23, 2003 and February 5, 2003 related to the issuance of zero-coupon senior convertible debentures in a private offering.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 13, 2003

                                            INTERNATIONAL GAME TECHNOLOGY

                                            By:  /s/ Maureen Mullarkey
                                                 ---------------------------
                                                 Maureen Mullarkey
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer

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


         Date:  May 13, 2003

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


          Date:  May 13, 2003

          /s/ Maureen T. Mullarkey
          ------------------------
          Maureen T. Mullarkey
          Chief Financial Officer