Form 10-Q
period 2003-06-28
INTERNATIONAL GAME TECHNOLOGY
filed 2003-08-12
CIK 353944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2003

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

(775) 448-7777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2003
Common Stock
par value $.00015625 per share	345,063,060

International Game Technology

Table of Contents

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements:
	Unaudited Condensed Consolidated Statements of Income -
	Three and Nine Months Ended June 28, 2003 and June 29, 2002	3

	Unaudited Condensed Consolidated Balance Sheets -
	June 28, 2003 and September 28, 2002	5

	Unaudited Condensed Consolidated Statement of Cash Flows -
	Nine Months Ended June 28, 2003 and June 29, 2002	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	27

Item 3.	Quantative and Qualitative Factors About Market Risk	48

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Unaudited Condensed Consolidated Statements of Income

	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

(Amounts in thousands, except per share amounts)
Revenues
Product sales	$300,068	$222,429	$795,847	$628,359
Gaming operations	261,853	261,190	784,795	618,039
Lottery systems	35,749	32,570	111,349	67,299

Total revenues	597,670	516,189	1,691,991	1,313,697

Costs and expenses
Cost of product sales	156,556	128,140	414,506	362,864
Cost of gaming operations	126,322	119,489	369,818	283,241
Cost of lottery systems	23,478	22,476	73,057	46,377
Selling, general and administrative	73,013	64,701	214,379	170,380
Depreciation and amortization	13,177	13,108	40,619	32,134
Research and development	23,844	18,390	68,124	56,421
Provision for bad debts	2,537	3,974	9,550	14,988

Total costs and expenses	418,927	370,278	1,190,053	966,405

Earnings (losses) of unconsolidated affiliates	(152)	(345)	(497)	32,772

Income from operations	178,591	145,566	501,441	380,064

Other income (expense)
Interest income	14,154	14,030	38,827	37,880
Interest expense	(31,281)	(31,074)	(87,573)	(88,428)
Loss on the sale of assets	(51)	(213)	(113)	(73)
Minority interest	(225)	--	(562)	--
Other	1,165	49	1,671	(1,509)

Other expense, net	(16,238)	(17,208)	(47,750)	(52,130)

Income from continuing operations before tax	162,353	128,358	453,691	327,934
Provision for income taxes	59,392	48,460	169,227	123,619

Income from continuing operations	102,961	79,898	284,464	204,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

(Amounts in thousands, except per share amounts)
Income from discontinued operations, net of tax	$1,891	$2,730	$5,834	$4,003
Loss on sale of discontinued operations, net of tax	(1,167)	--	(7,912)	--

Income (loss) from discontinued operations,
net of tax of $390, $1,655, $(1,241) and $2,555	724	2,730	(2,078)	4,003

Net income	$103,685	$82,628	$282,386	$208,318

Basic earnings per share
Continuing operations	$0.30	$0.22	$0.83	$0.61
Discontinued operations	0.00	0.01	(0.01)	0.01

Net income	$0.30	$0.23	$0.82	$0.62

Diluted earnings per share
Continuing operations	$0.30	$0.22	$0.81	$0.60
Discontinued operations	0.00	0.01	(0.01)	0.01

Net income	$0.30	$0.23	$0.80	$0.61

Weighted average common shares outstanding	342,367	357,960	344,009	335,557

Weighted average common and potential
shares outstanding	349,755	363,329	350,978	341,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

	June 28,	September 28,
	2003	2002

(Amounts in thousands, except shares and par value)
Assets
Current assets
Cash and cash equivalents	$1,139,260	$421,405
Investment securities, at market value	4,057	13,493
Accounts receivable, net of allowances for
doubtful accounts of $23,500 and $18,272	376,082	311,936
Current maturities of long-term notes and contracts
receivable, net of allowances	85,647	60,710
Inventories, net of allowances for
obsolescence of $26,809 and $24,677
Raw materials	77,703	65,028
Work-in-process	7,415	5,267
Finished goods	59,773	69,552

Total inventories	144,891	139,847

Investments to fund liabilities to jackpot winners	41,322	39,932
Deferred income taxes	42,738	3,511
Prepaid expenses and other	32,304	47,018
Assets of discontinued operations held for sale	13,993	172,758
Other assets held for sale	4,523	--

Total current assets	1,884,817	1,210,610

Long-term notes and contracts receivable, net of
allowances and current maturities	152,056	136,629

Property, plant and equipment, at cost
Land	20,109	21,557
Buildings	83,816	85,784
Gaming operations equipment	320,574	285,155
Manufacturing machinery and equipment	191,942	168,985
Leasehold improvements	10,059	9,355

Total	626,500	570,836
Less accumulated depreciation and amortization	(333,992)	(283,000)

Property, plant and equipment, net	292,508	287,836

Investments to fund liabilities to jackpot winners	336,485	329,802
Deferred income taxes	72,865	82,916
Intangible assets, net	243,610	271,024
Goodwill, net	980,464	967,424
Other assets	72,758	29,577

	$4,035,563	$3,315,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

	June 28,	September 28,
	2003	2002

(Amounts in thousands, except shares and par value)
Liabilities, Minority Interest and Stockholders' Equity
Current liabilities
Current maturities of long-term notes payable and
capital lease obligations	$406,434	$8,519
Accounts payable	75,494	76,837
Jackpot liabilities	153,617	167,097
Accrued employee benefit plan liabilities	49,181	47,156
Dividends payable	25,796	--
Accrued interest	11,051	29,998
Accrued income taxes	580	45,762
Other accrued liabilities	157,690	121,770
Liabilities of discontinued operations	2,957	13,920

Total current liabilities	882,800	511,059

Long-term notes payable and capital lease obligations,
net of current maturities	1,151,715	971,375
Long-term jackpot liabilities	387,467	380,567
Other liabilities	13,425	11,010

	2,435,407	1,874,011

Minority Interest	9,313	8,663

Committments and Contingencies	--	--

Stockholders' Equity
Common stock, $.00015625 par value; 1,280,000,000 shares
authorized; 701,757,952 and 696,667,752 shares issued	110	109
Additional paid-in capital	1,507,454	1,451,385
Deferred compensation	(6,338)	(10,748)
Retained earnings	1,784,873	1,528,284
Treasury stock; 357,806,048 and 349,362,448 shares, at cost	(1,691,959)	(1,530,434)
Accumulated other comprehensive loss	(3,297)	(5,452)

	1,590,843	1,433,144

	$4,035,563	$3,315,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 28,	June 29,
	2003	2002

(Amounts in thousands, except shares and par value)
Cash flows from operating activities
Net income	$282,386	$208,318

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	117,211	98,667
Discounts and deferred offering costs	8,296	654
Stock-based compensation	2,817	2,421
Provision for bad debts	9,550	14,988
Provision for inventory obsolescence	11,593	11,575
Loss on sale of assets	113	73
Loss on redemption of debt	--	1,459
Loss on sale of discontinued operations	12,622	--
(Increase) decrease in operating assets:
Receivables	(117,344)	8,454
Inventories	(15,622)	18,190
Prepaid expenses and other	16,909	21,233
Other assets	(40,169)	(3,239)
Net accrued and deferred income taxes, net of tax
benefit of employee stock plans	(53,742)	54,383
Increase (decrease) in accounts payable and accrued liabilities	7,548	(49,325)
Earnings of unconsolidated affiliates less than distributions	497	10,578

Total adjustments	(39,721)	190,111

Net cash provided by operating activities	242,665	398,429

Cash flows from investing activities
Investment in property, plant and equipment	(32,597)	(21,873)
Investment in gaming operations equipment	(70,807)	(44,019)
Proceeds from sale of property, plant and equipment	1,516	804
Proceeds from sale of other assets	--	14,000
Proceeds from sale of discontinued operations	142,507	--
Investment securities:
Purchases	--	(12,715)
Proceeds	10,000	6,030
Investments to fund liabilities to jackpot winners:
Purchases	(19,029)	(14,849)
Proceeds	28,296	25,276
Loans receivable:
Cash advanced	(11,260)	(5,869)
Payments received	19,291	16,834
Investment in unconsolidated affiliates	(400)	(440)
Acquisition of businesses	--	124,060

Net cash provided by investing activities	67,517	87,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 28,	June 29,
	2003	2002

(Amounts in thousands)
Cash flows from financing activities
Long-term debt:
Proceeds	$564,201	$1,173
Principal payments	(4,796)	(143,888)
Premium paid on early redemption	--	(3,797)
Jackpot liabilities:
Collections from systems	196,966	137,125
Payments to winners	(223,055)	(136,933)
Proceeds from employee stock plans	38,737	67,294
Share repurchases	(161,321)	(249,270)

Net cash provided by (used in) financing activities	410,732	(328,296)

Effect of exchange rate changes on cash and
cash equivalents	(3,059)	2,407

Net increase in cash and cash equivalents	717,855	159,779
Cash and cash equivalents at:
Beginning of period	421,405	364,234

End of period	$1,139,260	$524,013

Supplemental Statements of Cash Flows Information

Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales, cost of gaming operations and cost of lottery systems.

	Nine Months Ended
	June 28,	June 29,
	2003	2002

(Amounts in thousands)

Payments of interest	$80,848	$94,140
Payments of income taxes	217,208	59,748
Non-cash items:
Tax benefit of employee stock plans	17,912	31,430
Increase in notes receivable from sale of Pala
management contract, asset held for sale	--	63,000
Dividends declared, but not yet paid	25,796	--
Acquisitions:
Fair value of assets acquired	--	1,546,478
Fair value of liabilities assumed	--	701,161
Fair value of equity issued, net	--	969,377

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Organization and Significant Accounting Policies

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

Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89521; our telephone number is (775) IGT-7777; our Internet address is www.IGT.com. Through our Internet website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission (SEC), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Italicized text indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website.

Significant Accounting Policies

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

Our consolidated financial statements include the accounts of International Game Technology and all of its wholly-owned and majority-owned subsidiaries, as well as a 24% interest in a company where we have effective control because we maintain 50.1% of the voting power through 2005. All appropriate intercompany accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method. For strategic marketing alliances where no separate legal entity exists, we recognize all assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliance.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

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

Our linked progressive systems in Iowa are operated under a trust consisting of one member from each Iowa casino operating multi-linked games related to the trust. As administrator, IGT provides all of the services associated with the operation of the trust. Fees paid to IGT consist of funds generated by the trust in excess of the amount necessary to fund the jackpot liabilities. IGT recognizes revenue based on the trust profits. In Atlantic City, New Jersey, our linked progressive slot system operations are administered by several trusts managed by representatives of the participating casinos. Separate trusts exist for each system linked by a progressive meter. Fees paid to IGT are a function of each trust’s adequate cash flow. We recognize revenues from these trusts based on estimated collectibility.

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

Stock-based Compensation

On October 1, 1996, we adopted Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock-based compensation plans in accordance with the Accounting Principles Board (APB) Opinion 25 intrinsic value method, which determines the compensation cost of stock options issued for non-variable plans such as ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock-based compensation plans are predominantly non-compensatory plans where the option price is equal to or greater than the trading price of our stock on the date of the option grant and therefore, no compensation cost is recorded. Our reported results include stock-based compensation under APB 25 resulting from the modification of outstanding options, including acquisition conversion modifications, and the issuance of restricted stock awards. See Note 12 for pro forma stock-based compensation costs that would have been charged to operations had the SFAS 123 fair value method been applied.

Recently Issued Accounting Standards

SFAS 143

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 144

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 145

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of APB Opinion 30. We adopted SFAS 145 at the beginning of fiscal 2003. Accordingly, losses on the extinguishment of debt that were classified as extraordinary items in prior periods have been reclassified to other expense in continuing operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 148

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement were effective for our interim financial statements for the quarter ended March 2003. See Note 12.

SFAS 149

In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS 133, Accounting for Derivative and Instruments and Hedging Activities, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on our results of operations or financial position.

SFAS 150

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

FIN 45

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the quarter ended December 28, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

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

We continue to evaluate the impact of this interpretation on our financial condition and results of operations. Based on our analysis, we will be required to consolidate the progressive systems trusts in Iowa and New Jersey when the consolidation requirements become effective for our fourth quarter ending September 2003. Our linked progressive systems in Iowa and New Jersey are administered by trusts that collect contribution fees from participating casinos and manage the jackpot liabilities and payments to winners. At June 28, 2003, these unconsolidated entities collectively recorded total assets of $198.9 million, total liabilities of $218.0 million, including $33.5 million due to IGT that will be eliminated upon consolidation, and total revenues for the nine months ended June 2003 of $106.5 million. We do not believe that consolidation of these entities will have a material impact to our net income. We are not able to estimate the maximum exposure to loss as a result of our involvement with these entities as it is based on future operations of the linked progressive jackpot systems. Historically, we have incurred no losses as a result of our involvement in these entities since the first trust was formed in 1990.

2.    Acquisitions, Divestitures and Discontinued Operations

Acquisitions

Acres

In June 2003, we entered into a definitive merger agreement with Acres Gaming (Acres). Acres specializes in the development of gaming systems technology that enables casino operators to increase patron loyalty. Terms of the agreement call for IGT to pay $11.50 per share in an all cash transaction, representing an aggregate purchase price of approximately $130.0 million. The merger is subject to the approval of Acres’ stockholders, various regulatory approvals, including gaming regulators and Hart-Scott-Rodino antitrust, and other conditions.

Anchor

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

The aggregate purchase price paid for Anchor was $986.9 million, plus the assumption of Anchor’s outstanding debt of $337.0 million, net of discount. The purchase price included 56.9 million shares of IGT common stock valued at $14.87 per share (adjusted for the four-for-one stock split) exchanged for Anchor common stock, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the acquisition, and $3.5 million of transaction costs. The share price used to determine the purchase price for accounting purposes was based on the average closing market prices of IGT’s common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the acquisition announcement on July 9, 2001.

We finalized our allocation of the Anchor acquisition purchase price in December 2002 under the guidance of SFAS 141. See Note 5 for the purchase price allocation to identifiable intangible assets and goodwill. Prior to the Anchor acquisition, the JV activities were accounted for under the equity method and its revenues were reflected, net of expenses, as earnings of unconsolidated affiliates in our statements of income. Subsequent to the acquisition, the JV activities have been consolidated.

The following table presents our final allocation of the Anchor acquisition purchase price, including the consolidation of the JV:

		Discontinued
		Operations
	Total	Reclass	Net

(Amounts in thousands)
Cash acquired	$123,104	$--	$123,104
Assets held for sale	77,000	167,621	244,621
Accounts and notes receivable	88,156	(7,588)	80,568
Inventory	18,974	(5,023)	13,951
Property and equipment	153,926	(60,861)	93,065
Investments to fund liabilities to jackpot winners	102,880	--	102,880
Identifiable intangible assets	288,839	(74,769)	214,070
Goodwill	853,614	(16,978)	836,636
Investment in JV	(64,758)	--	(64,758)
Other current assets	27,520	(849)	26,671
Other long-term assets	2,446	(1,553)	893

Total assets	$1,671,701	$--	$1,671,701

Accounts payable	$14,370	$(1,150)	$13,220
Liabilities of discontinued operations	--	9,439	9,439
Notes payable	377,292	--	377,292
Jackpot liabilities	168,610	--	168,610
Other liabilities	142,052	(8,289)	133,763

Total liabilities	702,324	--	702,324

Deferred compensation	(13,973)	--	(13,973)
Common stock and additional paid-in capital	983,350	--	983,350

Total equity	969,377	--	969,377

Total liabilities and equity	$1,671,701	$--	$1,671,701

The following unaudited pro forma financial information is presented as if the Anchor acquisition had been effective at the beginning of fiscal 2002:

	Nine Months Ended
	June	June
	2003	2002
	(Actual)	(Pro Forma)

(Amounts in thousands, except per share amounts)
Total revenues	$1,691,991	$1,492,743
Income from continuing operations	284,464	217,530
Income (loss) from discontinued operations	(2,078)	3,977
Net income	282,386	221,507
Earnings per share
Basic	0.82	0.66
Diluted	0.80	0.65

Divestitures and Discontinued Operations

In June 2002, we determined that the casino and route operations acquired with Anchor were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos (Colorado Central Station and Colorado Grande Casino) and the Nevada slot route acquired with Anchor. In February 2003, we closed the sale of substantially all of the assets of the Nevada slot route operations of our subsidiary, Anchor Coin, for a cash price of $60.5 million. In April 2003, we closed the sale of the two Colorado casinos for total proceeds of $82.0 million. Collectively, we recognized a loss of $1.1 million on these divestitures.

In March 2003, we additionally committed to a plan to sell the non-strategic pari-mutuel wagering business purchased with Anchor, United Tote (UT). Based on preliminary offers from prospective buyers, we recorded an estimated loss on sale of $10.8 million or $6.8 million, net of tax. The UT operations were previously included as a component of our lottery systems segment.

The casino, route and UT operations have been reclassified to discontinued operations and assets held for sale in all periods presented. We ceased depreciation and amortization for our discontinued operations when they were reclassified to held for sale.

The results of our discontinued operations are summarized below:

	Quarters Ended		Nine Months Ended
	June	June	June	June
	2003	2002	2003	2002

(Amounts in thousands)
Net revenue	$10,277	$ 35,772	$73,004	$70,135

Income before tax	$2,975	$ 4,385	$9,303	$6,558
Provision for income taxes	1,084	1,655	3,469	2,555

Income from discontinued operations, net of tax	1,891	2,730	5,834	4,003

Loss on sale of discontinued operations before tax	(1,861)	--	(12,622)	--
Income tax benefit	694	--	4,710	--

Loss on sale of discontinued operations, net of tax	(1,167)	--	(7,912)	--

Income (loss) from discontinued operations,
net of tax	$724	$ 2,730	$(2,078)	$4,003

Assets and liabilities related to discontinued operations were comprised of the following as of:

	June	September
	2003	2002

(Amounts in thousands)
Cash	$4,236	$10,126
Accounts receivable, net	3,017	4,132
Other current assets	3,254	6,475
Property and equipment, net	2,247	59,225
Intangible assets	56	71,952
Goodwill	--	16,978
Other non-current assets	1,183	3,870

Total assets of discontinued operations held for sale	$13,993	$172,758

Current liabilities	$2,957	$12,295
Minority interest	--	1,625

Total liabilities of discontinued operations	$2,957	$13,920

Other balances related to discontinued operations included:
Deferred compensation	$2,486	$2,939
Deferred tax assets (liabilities)	4,208	(27,513)

As a result of integrating the VLC operations acquired with Anchor into our Reno, Nevada plant, in June 2003 we reclassified $4.5 million related to the Bozeman, Montana building to other assets held for sale.

3.    Notes and Contracts Receivable

The following allowances for doubtful notes and contracts were netted against current and long-term maturities:

	June	September
	2003	2002

(Amount in thousands)
Current	$16,399	$22,067
Long-term	12,959	15,062

	$29,358	$37,129

4.    Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash balances at several financial institutions in amounts, which at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. The table below shows the composition of our accounts, contracts, and notes receivable as of June 28, 2003. The receivable related to the sale of the Pala management contract acquired with Anchor was included in the California region.

Domestic Regions
California	27%
Nevada	22
Eastern region	10
Canada	5
New Jersey	5
Other US regions, 4% or less individually	21

Total domestic	90

International Regions
Europe	6
Other international, 4% or less individually	4

Total international	10

Total	100%

5.    Intangible Assets and Goodwill

With our commitment in March 2003 to sell UT, we reclassified the final Anchor purchase price allocation to identifiable intangible assets and goodwill as shown in the table below to reflect the intangible assets of UT in discontinued operations. In-process research and development (R&D) was charged to expense immediately subsequent to the acquisition because no future alternative use existed. The goodwill related to Anchor is not deductible for tax purposes. Accumulated amortization on intangible assets of discontinued operations totaled $3.5 million when reclassified to assets held for sale.

Anchor Acquired Intangible Assets and Goodwill
	Continuing	Discontinued
	Operations	Operations	Total

(Amounts in thousands)
Finite Lived Intangible Assets
Patents	$166,400	$--	$166,400
Contracts	29,560	50,294	79,854
Developed Technology	9,888	127	10,015
Trademarks	7,222	--	7,222
In-Process R&D	1,000	--	1,000

	214,070	50,421	264,491
Indefinite Lived Intangible Asset
Trademarks	--	24,348	24,348

Total Intangible Assets	$214,070	$74,769	$288,839

Goodwill	$836,636	$16,978	$853,614

In addition to adjustments related to the final Anchor purchase price allocation, we capitalized $4.0 million of purchased patents and $3.2 million of patent legal and registration costs with an average life of 9.4 years during the nine months ended June 28, 2003. The following table identifies our intangible asset balances by category, excluding discontinued operations, as of:

	June 2003			September 2002
		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount Net	Cost	Amortization	Amount Net

(Amounts in thousands)
Finite Lived Intangible Assets
Patents	$249,450	$35,093	$214,357	$242,268	$19,178	$223,090
Contracts	29,560	11,010	18,550	29,712	7,035	22,677
Developed technology	7,135	2,023	5,112	7,660	731	6,929
Trademarks	10,018	4,427	5,591	10,583	1,955	8,628

Total	296,163	52,553	243,610	290,223	28,899	261,324
Indefinite Lived Assets
Trademarks	--	--	--	9,700	--	9,700

Total Intangible Assets	$296,163	$52,553	$243,610	$299,923	$28,899	$271,024

Aggregate amortization expense totaled $7.6 million and $8.2 million for the current and prior year quarters and $23.7 million and $17.4 million for the current and prior nine month periods. Estimated amortization expense for fiscal 2003 and for each of the four succeeding fiscal years is as follows:

Fiscal Year	Amount

(Amounts in thousands)
2003	$30,972
2004	31,126
2005	29,183
2006	25,693
2007	23,935

Changes to our goodwill allocation by segment since our last annual report are reflected in the table below. Adjustments related to our final Anchor purchase price allocations. No goodwill was allocated to the lottery systems segment acquired from Anchor.

	Product	Proprietary
Goodwill	Sales	Gaming	Total

(Amounts in thousands)
Balance as of September 28, 2002	$ 94,574	$ 872,850	$967,424
Adjustments	11,353	(670)	10,683
Foreign currency translation adjustment	2,357	--	2,357

Balance as of June 28, 2003	$108,284	$ 872,180	$980,464

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

The Debentures are convertible into 21.1704 shares of our common stock per $1,000 principal amount at maturity, provided one of the enumerated conversion events has occurred. The conversion events are: (i) during the specified conversion periods, the closing price of our common stock is more than 120% of the accreted conversion price (initially $33.61 per share, adjusted for the four-for-one stock split) for a specified period; (ii) the average trading price of the Debentures is less than 95% of the average closing price of our common stock multiplied by the conversion rate for a specified period; (iii) our long-term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below Ba2 by Moody’s and below BB by Standard & Poors’ or ceases to be rated by both rating agencies; (iv) the Debentures have been called for redemption; and (v) upon the occurrence of specified corporate events.

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

IGT may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value plus accrued and unpaid cash interest, if any. Upon a change of control, we may elect to settle the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date. IGT’s right to pay the repurchase price for Debentures in common stock upon a repurchase date or upon a change of control is subject to certain conditions, including the registration under applicable federal and state securities laws of the shares of common stock to be issued.

IGT entered into a registration rights agreement for the benefit of the holders of the Debentures agreeing to file and keep effective a registration statement covering the resale of the Debentures and underlying common stock by the holders for specified periods of time. Our registration statement on Form S-3 relating to the resale of our Zero-Coupon Convertible Debentures due January 29, 2033 became effective with the Securities and Exchange Commission on June 16, 2003. If IGT fails to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, IGT will be required to pay certain additional cash interest as liquidated damages until the default under the registration rights agreement is cured. Such liquidated damages range from 0.25% to 0.50% of the accreted value of the Debentures plus accrued and unpaid cash interest, if any.

7.    Earnings Per Share

On June 4, 2003, the Board of Directors approved a four-for-one stock split to shareholders of record on June 18, 2003. All references to common shares and per share amounts have been restated to reflect the stock split for all periods presented. In addition, the Board of Directors declared a cash dividend on post-split shares of $.075 per share, payable on July 28, 2003 to shareholders of record on July 14, 2003.

The following table shows the reconciliation of basic earnings per share (EPS) for income from continuing operations to diluted EPS:

	Quarters Ended		Nine Months Ended
	June	June	June	June
	2003	2002	2003	2002

(Amounts in thousands, except per share amounts)
Income from continuing operations	$102,961	$ 79,898	$284,464	$204,315

Weighted average common shares outstanding	342,367	357,960	344,009	335,557
Dilutive effect of stock options outstanding	7,388	5,369	6,969	6,050

Weighted average common and potential
shares outstanding	349,755	363,329	350,978	341,607

Basic earnings per share	$ 0.30	$ 0.22	$ 0.83	$ 0.61
Diluted earnings per share	$ 0.30	$ 0.22	$ 0.81	$ 0.60

Common shares excluded from
diluted EPS because the effect
of option exercise was antidilutive	816	7,708	864	5,452

Common shares excluded from
diluted EPS because the debentures
conversion event has not occurred	20,531	--	20,531	--

There were no transactions since the end of the current quarter that would have materially changed the number of common shares or potential common shares outstanding.

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

9.    Comprehensive Income

Items of other comprehensive income include cumulative foreign currency translation adjustments and net unrealized gains and losses on investment securities. Our total comprehensive income is presented below:

	Quarters Ended		Nine Months Ended
	June	June	June	June
	2003	2002	2003	2002

(Amounts in thousands)
Net income	$103,685	$82,628	$282,386	$208,318
Net change in other comprehensive income	2,953	3,765	2,155	3,791

Comprehensive income	$106,638	$86,393	$284,541	$212,109

10.    Commitments and Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Acres

In February 1999, the JV and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event (bonus features) patents owned by Anchor and licensed to the JV. Acres responded by filing an answer and counterclaim against the JV and Anchor. Additionally, Acres filed an action in Oregon against the JV and Anchor alleging wrongful use of Acres’ intellectual property. On April 21, 2003, the parties reached a confidential out-of-court settlement resolving the claims and counterclaims. Concurrent with the settlement of the matter, Acres agreed to license certain of its bonus patents to IGT and IGT paid a royalty advance of $10.0 million to Acres for these patents as well as other licensing fees. A trial on the remaining issue of inventorship is tentatively scheduled for October 2003.

Bally

On October 31, 2002, Bally Gaming, Inc. filed a complaint in U.S. District Court for the District of Nevada against IGT and Anchor for declaratory relief seeking a non-monetary judgment that Bally had not infringed certain patents owned by IGT or Anchor. IGT moved to dismiss the complaint on January 27, 2003, and that motion was granted on May 16, 2003.

Collins

In 1994, a lawsuit was filed in South Carolina, against IGT by Collins Music Co. (Collins), a distributor for IGT in South Carolina. In the action, Collins alleged that IGT agreed, but subsequently failed, to renew a Distributorship Agreement with Collins. Collins also alleged that equipment sold to it was not the latest IGT product available to the marketplace. IGT counterclaimed for the unpaid invoices for machines delivered to Collins, for violations of the South Carolina Unfair Trade Practices Act, for breach of the Distributorship Agreement accompanied by fraudulent acts and denied all the other allegations. In August 2001, a jury found that IGT breached its agreement with Collins and awarded Collins $15.0 million in compensatory damages.

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral arguments on the motion were held in August 2002 and in September 2002 the Motion to Dismiss was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. On February 7, 2003, IGT filed its Petition For A Writ Of Certiorari with the South Carolina Supreme Court, which was denied on April 24, 2003. On April 29, 2003, IGT filed a Petition with the South Carolina Court of Appeals seeking further relief that was denied on May 12, 2003. As a result, on June 11, 2003, IGT filed a second Petition For A Writ Of Certiorari with the South Carolina Supreme Court that was dismissed by that Court on June 25, 2003. On July 22, 2003, IGT filed its Petition For Writ of Certiorari with the US Supreme Court. Through June 2003, we have accrued the $15.0 million judgment plus accrued interest of $3.4 million.

Kraft

In July 2001, an individual, Mary Kraft, filed a complaint against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation. In September 2001, IGT filed a motion to intervene as a party defendant. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, the plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney’s fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. In April 2002, the Court granted the Summary Disposition filed by IGT and Anchor and dismissed the Plaintiff’s complaint. In May 2002, the plaintiff filed an appeal.

Poulos

Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants’ motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. On April 30, 2003, the appellants (class plaintiffs) timely filed their opening brief. The respondent’s opposition brief was filed timely on July 31, 2003.

Environmental Matters

Colorado Central Station Casino (CCSC), a casino operation sold by IGT in April 2003, is located in an area that has been designated by the Environmental Protection Agency (EPA) as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against current and prior owners and operators of properties located within the site for remediation and response costs associated with their properties and with the entire site. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. We have applied the guidance in Statement of Position 96-1 “Environmental Remediation Liabilities” and determined that a liability has not been incurred.

Guarantees and Other Contingencies

Liquidated Damages

Our online lottery contracts typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, system downtime, supply downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice “for convenience” or upon a State’s cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense. At June 28, 2003, we had $1.5 million accrued for liquidated damages.

Performance Bonds

We had performance bonds outstanding, primarily related to our operation of several lottery systems and gaming operations, totaling $70.2 million at June 28, 2003. We are liable to reimburse the bond issuer in the event the bond is exercised as a result of our nonperformance.

Progressive Systems Trusts

Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are primarily related to jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under this guarantee because it is based on future operations of the linked progressive jackpot systems. Loans to the trusts have historically been infrequent and short-term in nature. There were no outstanding loans to the trusts at June 28, 2003.

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

Product Warranties

We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to our product warranty liability.

Nine Months Ended
June 2003

(Amounts in thousands)
Beginning balance	$3,332
Reduction for payments made	(1,522)
Accrual for new warranties issued	4,950
Adjustments for pre-existing warranties	(229)

Ending balance	$6,531

Self-Insurance

We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, electronic errors and omissions liability, employee medical, dental, prescription drug, and short-term disability coverage. We also have stop loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

State and Federal Taxes

We are subject to sales, use, income and other tax audits and administrative proceedings in various federal, state, and local jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, no assurance can be given that taxing authorities will not propose adjustments that will increase our tax liabilities. We do not currently expect that the outcome of these tax audits and proceedings will, either individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

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

Foreign Currency Hedging

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

At June 28, 2003, our net foreign currency exposure totaled $52.7 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $6.5 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $51.7 million in forward currency contracts. The hedge for the firm commitment was designated a fair value hedge under SFAS 133 and there was no hedge ineffectiveness for the nine months ended June 28, 2003. At September 28, 2002, we had net foreign currency exposure of $31.2 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $52.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts.

Interest Rate Swap

In July 2003, we entered into two interest rate swap agreements with a combined notional amount of $200.0 million, primarily to strategically diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on our fixed rate senior notes due in 2009.

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

12.    Pro Forma Stock-Based Compensation Costs

We have provided the following pro forma financial information reflecting the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation cost that would have been charged to operations had the SFAS 123 fair value method been applied to all awards granted, modified, or settled since the beginning of fiscal 1996, using a Black-Scholes option pricing model. This valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. IGT’s employee stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

	Quarters Ended		Nine Months Ended
	June	June	June	June
	2003	2002	2003	2002

(Amounts in thousands, except per share amounts)
Reported net income	$103,685	$82,628	$282,386	$208,318
Reported stock compensation, net of tax	618	744	1,766	1,508
Pro forma stock compensation, net of tax	(5,771)	(5,084)	(15,789)	(13,774)

Pro forma net income	$98,532	$78,288	$268,363	$196,052

Basic earnings per share:
As reported	$0.30	$0.23	$0.82	$0.62
Pro forma	$0.29	$0.22	$0.78	$0.58
Diluted earnings per share:
As reported	$0.30	$0.23	$0.80	$0.61
Pro forma	$0.28	$0.22	$0.76	$0.57

13.    Business Segments

We currently operate principally in the following three lines of business:

*	Product sales encompass the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems.

*	Proprietary gaming operations includes the development, marketing and placement of Wide Area Progressive (WAP) systems, stand-alone games, and gaming equipment leasing. This segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our joint venture activities reported as earnings of unconsolidated affiliates. Subsequent to the Anchor acquisition, the JV activities have been consolidated.

*	Lottery systems consist of the development, manufacturing, operation and sale of online lottery systems.

There have been no material changes during the current period in the basis of measuring the amount of identifiable assets by segment since our last annual report. See Note 5 for changes to the allocation of goodwill by segment since our last annual report. The following table presents information on our lines of business for the current and prior comparable periods. The prior period amounts were restated to conform to the current period presentation, including the reclassification of the casino, route and pari-mutuel operations to discontinued operations. IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expenses.

	Product	Proprietary	Lottery	Unallocated
Lines of Business	Sales	Gaming	Systems	Corporate	Consolidated

(Amounts in thousands)
Quarter Ended June 2003
Total revenues	$300,068	$261,853	$35,749	$--	$597,670
Losses of unconsolidated affiliates	--	(152)	--	--	(152)
Segment profit (loss)	88,746	94,218	3,297	(23,908)	162,353

Nine Months Ended June 2003
Total revenues	$795,847	$784,795	$111,349	$--	$1,691,991
Losses of unconsolidated affiliates	--	(497)	--	--	(497)
Segment profit (loss)	221,549	286,079	12,226	(66,163)	453,691

Quarter Ended June 2002
Total revenues	$222,429	$261,190	$32,570	$--	$516,189
Losses of unconsolidated affiliates	--	(345)	--	--	(345)
Segment profit (loss)	50,570	100,473	530	(23,215)	128,358

Nine Months Ended June 2002
Total revenue	$628,359	$618,039	$67,299	$--	$1,313,697
Earnings of unconsolidated affiliates	--	32,772	--	--	32,772
Segment profit (loss)	131,228	259,546	2,318	(65,158)	327,934

Item 2.   Management’s Discussion and Analysis of Financial Conditionand
Results of Operations

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. IGT’s critical accounting policies that require management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain relate to our jackpot liabilities and expenses, intangible assets, and income taxes. These areas of our accounting estimates are the most sensitive to material change from external factors.

Jackpot Liabilities and Expenses

IGT, or the trust, recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive the present value of jackpots discounted at applicable interest rates (lump sum) in lieu of annual installments. Interest rates eligible for use in the lump sum payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions. Historically, approximately 80% of winners have elected the lump sum payment option. Winners that do not elect the lump sum payment generally receive equal annuity payments over 20 to 26 years. We fund jackpot annuity payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities to be paid to future winners, we use current market prime, treasury, and agency rates weighted based on the 80% historical lump sum election ratio. We believe this calculation provides the best estimate of our cost to fund jackpots.

Additionally, we estimate the current portion of our liabilities for jackpots not yet won based on our historical experience with winners’ lump sum elections, as well as the theoretical projected number of jackpots for the current and non-current periods. Based on this, we have classified 80% of our jackpot liabilities as current and 20% as non-current. Changes in future winners’ elections of installment or lump sum payments could impact the allocation of our jackpot liabilities between current and non-current liabilities.

Our jackpot expense totaled $198.8 million for the nine months ended June 28, 2003. Although the majority of material changes to jackpot expense relate to market interest rate trends (see Item 3, Market Risk) and the volume of slot play, changes in our estimates and assumptions regarding the number of jackpot winners who may elect lump sum payments in the future could impact our gaming operations jackpot expense and gross profit. Because current year lump sum rates have been essentially the same as installment funding rates over the first nine months of fiscal 2003, if we changed our estimate of winners expected to elect the lump sum payment option by 10%, our jackpot expense for the nine months just ended would not change materially.

Intangible Assets and Goodwill

We assign estimated useful lives to our intangible assets based on the period of time the asset is expected to contribute directly or indirectly to future cash flows. We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. We are required to use judgment and make estimates to determine the useful lives of intangible assets.

We amortize our intangible assets with finite lives to reflect the pattern in which the economic benefits for the assets will be consumed based on projected revenues. Intangible assets with an increasing revenue stream are amortized using the straight-line method. Intangible assets with a declining revenue stream are amortized on an accelerated basis.

We evaluate the carrying value of our intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the intangible assets and is recognized as a component of income from operations.

While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially effect our assessment of useful lives and fair values. Changes in assumptions may cause modifications to our estimates for amortization or impairment, thereby impacting our results of operations. If the estimated lives of our intangible assets were to decrease based on the factors mentioned above, the most significant impact would be on amortization expense. Amortization expense totaled $23.7 million for the first nine months of fiscal 2003. We estimated that a 10% decrease in the estimated remaining useful lives would have increased amortization expense by $2.5 million for the nine months ended June 2003 and $2.3 million for the comparable prior year period.

Income Taxes

For financial reporting, we use estimates and judgments to determine our current tax liability, as well as those taxes deferred until future periods. Net deferred and accrued income taxes represent significant assets and liabilities to IGT. In accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards 109, Accounting for Income Taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Adjustments to deferred taxes are determined based upon the changes in differences between the book basis and tax basis of our assets and liabilities, measured by future tax rates we estimate will be applicable when these differences are expected to reverse. This process also involves estimating our current tax position in each jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We establish a valuation allowance to the extent recovery of deferred tax assets is not likely, based on our estimation of future taxable income in each jurisdiction.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential tax liabilities for anticipated tax audit issues in the US and other jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts proves to be unnecessary, the reversal of liabilities could result in tax benefits being recognized in the current period. If our estimate of tax liabilities is understated, a charge to our tax provision would result.

Changes in current tax laws, enacted tax rates, geographic mix or the estimated level of annual taxable income could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and impact the tax provision. Accordingly, we believe that the estimate related to our provision for income taxes is critical to our financial results.

Allowances For Doubtful Accounts and Obsolete Inventory Reserve

We maintain an allowance for doubtful accounts related to our accounts, contracts, and notes receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. While we believe we can make reliable estimates for these matters, if we changed our assumptions and estimates, our bad debt expense could change, which would impact our income from operations.

We regularly review inventory quantities on hand and record reserves for excess and obsolete inventory, based primarily on our estimated forecast of product demand and production requirements. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we may need to record additional provisions for inventory obsolescence, which would have a negative impact on our gross profit.

ACRES MERGER AGREEMENT

In June 2003, we announced the signing of a definitive merger agreement with Acres Gaming. Acres specializes in the development of gaming systems technology that enables casino operators to increase patron loyalty. The terms of the agreement call for IGT to pay $11.50 per share in an all cash transaction, representing an aggregate purchase price of approximately $130.0 million. The merger is subject to the approval of Acres’ stockholders, various regulatory approvals, including gaming regulators and Hart-Scott-Rodino antitrust, and other conditions.

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

Discontinued Operations

In June 2002, we determined that the casino and route operations acquired with Anchor were not a strategic fit with our core business and committed to a plan to sell the two Colorado casinos (Colorado Central Station and Colorado Grande Casino) and the Nevada slot route. In February 2003, we closed the sale of substantially all of the assets of the Nevada slot route operations of our subsidiary, Anchor Coin, for a cash price of $60.5 million. In April 2003, we closed the sale of the two Colorado casinos for total cash proceeds of $82.0 million. Collectively, we recognized a loss of $1.1 million on these divestitures.

In March 2003, we additionally committed to a plan to sell the non-strategic pari-mutuel wagering business, acquired with Anchor, United Tote (UT). Based on preliminary offers from prospective buyers, we recorded an estimated loss on sale of $6.8 million, net of tax. We expect to close the sale of UT by the end of September 2003. The UT operations were previously included as a component of our lottery systems segment.

The casino, route and UT operations have been reclassified to discontinued operations and assets held for sale until sold for all periods presented. We ceased depreciation and amortization for discontinued operations upon reclassification to assets held for sale.

RESULTS OF OPERATIONS

We currently operate principally in the following three lines of business:

*	Product sales encompass the development, manufacturing, marketing, distribution and sales of computerized gaming products and systems.

*	Proprietary gaming operations includes the development, marketing and placement of wide area progressive (WAP) systems, stand-alone games, and gaming equipment leasing. This segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances, as well as our joint venture activities reported as earnings of unconsolidated affiliates. Subsequent to the Anchor acquisition, the JV activities have been consolidated.

*	Lottery systems consist of the development, manufacturing, operation and sale of online lottery systems.

Comparison of Quarters Ended June 28, 2003 and June 29, 2002

	Quarters Ended
Revenues, earnings of unconsolidated	June	June	Increase	%
affiliates and gross profit	2003	2002	(Decrease)	Change

(Amounts in thousands)
Consolidated:
Revenues and earnings of unconsolidated affiliates	$597,518	$515,844	$81,674	16%
Gross profit	291,162	245,739	45,423	18%
Gross profit margin	49%	48%	1%	2%

Total consolidated revenues and earnings of unconsolidated affiliates, gross profit, and gross margin for the three months ended June 2003 increased over the same period last year as a result of record replacement sales volumes in product sales, as well as improved performance in lottery systems.

	Quarters Ended
	June	June	Increase	%
Product sales	2003	2002	(Decrease)	Change

(Amounts in thousands, except units)
Domestic:
Revenues	$242,577	$169,352	$73,225	43%
Gross profit	119,709	76,384	43,325	57%
Gross margin	49%	45%	4%	9%

Units shipped	24,166	17,597	6,569	37%

International:
Revenues	$57,491	$53,077	$4,414	8%
Gross profit	23,803	17,905	5,898	33%
Gross margin	41%	34%	7%	21%

Units shipped	13,360	13,662	(302)	(2% )

Total product sales:
Revenues	$300,068	$222,429	$77,639	35%
Gross profit	143,512	94,289	49,223	52%
Gross margin	48%	42%	6%	14%

Units shipped	37,526	31,259	6,267	20%

Current third quarter consolidated product sales revenues grew 35% and gross profit was up 52% over the comparable prior year quarter. These improvements were driven by the following:

*	Consolidated domestic replacement shipments increased 68% over the prior year quarter to 17,500 units.
*	Average sales prices improved 12% over the third quarter last year related to a greater mix of domestic games, as well as increased parts and systems revenues.
*	The growth in gross margins over the prior year also related to:
>>	a higher mix of domestic units, comprising 64% of consolidated units in the current quarter versus 56% in the same quarter last year;
>>	a greater mix of our spinning reel products (S2000) sold;
>>	more significant systems revenues;
>>	improved operating efficiencies related to higher volumes.

We estimate our consolidated gross profit margin will range between 45% and 48% for the remainder of fiscal 2003 depending on the mix of geography and products.

Domestic

Total domestic units shipped increased 37% during the current quarter, due to strong growth in replacement sales. Replacement units grew to 17,500 in the third quarter of fiscal 2003, up from 10,400 units in the prior year quarter. This growth related to the following factors:

*	An increase in EZ PayTM orders were primarily responsible for the increase in units shipped during the quarter.
*	Replacement shipments into the Nevada, Atlantic City and Midwestern riverboat casino markets were also up from the same quarter last year.
*	We shipped an additional 3,300 replacement units during the current quarter into the Canadian government-operated public gaming market under our 8,400 unit contract with the Quebec Lottery Board. Approximately 1,000 units remain to be shipped on this contract. In fiscal 2004, we expect to benefit from replacement programs announced in Alberta and Manitoba, but they will not be of the same magnitude as Quebec.

Our EZ Pay™ technology continues to stimulate replacement demand for our gaming machines as existing slot machines are replaced with our ticket-in ticket-out (TITO) equipped machines throughout major casino resorts. Several major casino resorts have committed to replace existing slot machines with our EZ Pay™ systems and TITO equipped machines throughout their properties. We believe this will encourage broader adoption of cashless technology and continue to stimulate replacement demand.

New and expansion unit sales for the current quarter were concentrated primarily in the California market, including shipments of:

*	1,500 units to the new Thunder Valley Casino, and
*	1,000 units to the Chukchansi Gold Resort & Casino.

Offsetting these increases over the prior year quarter, were lower new and expansion unit sales across other casino and government-operated public gaming markets, primarily in West Virginia.

Domestic average sales prices per unit were up compared to the prior year quarter due to increased EZ PayTM and related systems revenues, part sales, and game conversion and content fees.

International

International machine shipments declined over the prior year period, due primarily to decreased sales in Australia and Japan, offset by strong sales in the United Kingdom (UK) related to the popularity of new games. We continued to experience difficult business conditions in Australia due to restrictive government anti-gaming regulations, known as “harm minimization”, impacting both operators and suppliers across this market.

International average sales prices increased over the prior year quarter due to:

*	favorable foreign exchange rates impacting the translation of international product sales, and
*	higher margin parts and conversions sales.
	Quarters Ended
	June	June	Increase	%
Proprietary gaming operations	2003	2002	(Decrease)	Change

(Amounts in thousands, except units)
Revenues and earnings of unconsolidated affiliates	$261,701	$260,845	$856	--
Gross profit	135,379	141,356	(5,977)	(4%	)
Gross margin	52%	54%	(2% )	(4%	)

Installed base	33,601	31,658	1,943	6%
Casinos	29,066	28,285	781	3%
Racinos	4,535	3,373	1,162	34%

Proprietary gaming operations revenues increased over the prior year third quarter, while gross margins declined 2%. These fluctuations were driven by the following:

*	Revenues and gross profit for the current quarter ended June 2003 were unfavorably impacted by a decline in play following a record jackpot payout, which we refer to as “jackpot fatigue”. Revenues per unit in Nevada declined in the current quarter after the record $39.7 million jackpot hit in late March 2003.
*	Although our installed base of proprietary games grew 1,900 units compared to the third quarter of fiscal 2002, a larger share of the unit growth was in racinos and alliance placed games which provide lower average revenues per unit. Additionally, half of the casino additions in the current quarter were placed in the last few weeks of the period, not allowing for the full quarter revenue impact. Casino game placements increased over the prior year quarter, primarily related to additions in California, New York, Canada and Atlantic City markets, partially offset by the continued managed removal of end-of-life former Anchor stand-alone units in Nevada. Racino game placements increased in Delaware and Rhode Island government-operated public gaming markets.
*	Gross profit and margin declines during the current quarter resulted primarily from lower interest rates, which increased the cost of funding jackpots, and to a lesser extent, higher operating costs.

	Quarters Ended
	June	June	Increase	%
Lottery systems	2003	2002	(Decrease)	Change

(Amounts in thousands)
Revenues	$35,749	$32,570	$3,179	10%
Gross profit	12,271	10,094	2,177	22%
Gross margin	34%	31%	3%	10%

Increased lottery systems revenues and gross profit in the current third quarter over the prior year quarter were primarily the result of:

*	contributions from the Korean Lottery which went live in December 2002,
*	partially offset by the loss of the Minnesota contract.

		Quarters Ended
	June	% of	June	% of	Increase	%
Operating expenses	2003	Revenue	2002	Revenue	(Decrease)	Change

(Amounts in thousands)
Selling, general and administrative	$73,013	12%	$64,701	13%	$8,312	13%
Depreciation and amortization	13,177	2%	13,108	3%	69	1%
Research and development	23,844	4%	18,390	4%	5,454	30%
Provision for bad debts	2,537	--	3,974	1%	(1,437)	(36% )

Total	$112,571	19%	$100,173	19%	$12,398	12%

Operating expenses for the three months ended June 2003 increased by 12% primarily related to the following factors:

*	higher employee benefit costs, primarily performance based incentives;
*	increased salaries and wages, predominantly in sales and product development; and
*	our on-going investment in research and development.

Provision for bad debts was partially offset in the current quarter by the recovery of Argentine receivables previously reserved with the devaluation of the Argentine Peso.

	Quarters Ended
	June	June	Increase	%
Income from operations	2003	2002	(Decrease)	Change

(Amounts in thousands)
Total revenues and earnings of unconsolidated affiliates	$597,518	$515,844	$81,674	16%
Income from operations	178,591	145,566	33,025	23%
Operating margin	30%	28%	2%	7%

Income from operations improved 23% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. This growth was attributable to increased product sales and lottery systems revenues and gross profit, partially offset by the decline in proprietary gaming operations gross profit and higher operating expenses.

	Quarters Ended
	June	% of		June	% of		Increase	%
Other income (expense) and taxes	2003	Revenue		2002	Revenue		(Decrease)	Change

(Amounts in thousands)
Interest income	$14,154	2%		$14,030	3%		$124	1%
Interest expense	(31,281)	(5%	)	(31,074)	(6%	)	(207)	(1% )
Other	889	--		(164)	--		1,053	642%

Other expense, net	$(16,238)	(3%	)	$(17,208)	(3%	)	$970	6%

Provision for income taxes	$59,392	10%		$48,460	9%		$10,932	23%

Other expense, net, decreased from the same quarter last year predominantly due to favorable changes in foreign currency rates. Additional interest expense in the current quarter related to the issuance of our zero-coupon convertible debentures in January 2003 was offset by decreased interest expense due to the partial repurchase of senior notes in April 2002.

Operation of our WAP systems games resulted in interest income accretion from annuity investments purchased to fund jackpot payments and interest expense accrued on jackpot liabilities at the rate earned on the investments. Therefore, interest income and expense related to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners. Interest income and expense related to our progressive systems winner jackpot liabilities totaled $5.8 million in both the current and prior year quarter.

During the current quarter, we adjusted our estimated annual income tax provision rate to 37.3%, resulting in the current quarter rate of 36.6% compared to the prior year quarter rate of 37.7%. Our current period effective tax rate was adjusted based on changes to the geographic mix of estimated annual taxable income. We expect our fourth quarter and fiscal year 2003 rate to remain at the 37.3% rate.

	Quarters Ended
	June	June	Increase	%
Net income	2003	2002	(Decrease)	Change

(Amounts in thousands, except per share data)
Income from continuing operations	$102,961	$79,898	$23,063	29%
Income from discontinued operations	724	2,730	(2,006)	(73%	)
Net Income	103,685	82,628	21,057	25%
Earnings per diluted share
Continuing operations	$0.30	$0.22	$0.08	36%
Discontinued operations	0.00	0.01	(0.01)	(100%	)
Net Income	0.30	0.23	0.07	30%

Net income and income from continuing operations improved for the third quarter of fiscal 2003 compared to the same quarter last year, primarily related to higher revenues and gross profits, offset by the increase in operating expenses, as discussed above. Earnings per share reflects the four-for-one common stock split approved by IGT’s Board of Directors on June 4, 2003 for shareholders of record on June 18, 2003.

	Quarters Ended
	June	June	Increase	%
Business segments operating profit	2003	2002	(Decrease)	Change

(Amounts in thousands)
Product sales:
Revenues	$300,068	$222,429	$77,639	35%
Gross profit	143,512	94,289	49,223	52%
Operating expenses	60,954	48,884	12,070	25%
Other income (expense), net	6,188	5,165	1,023	20%
Segment profit	88,746	50,570	38,176	75%
Segment profit margin	30%	23%	7%	30%

Proprietary gaming:
Revenues and earnings of unconsolidated affiliates	$261,701	$260,845	$856	--
Gross profit	135,379	141,356	(5,977)	(4%	)
Operating expenses	42,737	42,252	485	1%
Other income (expense), net	1,576	1,369	207	15%
Segment profit	94,218	100,473	(6,255)	(6%	)
Segment profit margin	36%	39%	(3% )	(8%	)

Lottery systems:
Revenues	$35,749	$32,570	$3,179	10%
Gross profit	12,271	10,094	2,177	22%
Operating expenses	8,880	9,037	(157)	(2%	)
Other income (expense), net	(94)	(527)	433	82%
Segment profit	3,297	530	2,767	522%
Segment profit margin	9%	2%	7%	350%

IGT’s operating profit by segment reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. See Note 13 of our Unaudited Condensed Consolidated Financial Statements.

*	Product sales segment profit for the third quarter of fiscal 2003 increased over the third quarter of fiscal 2002 related primarily to volume growth and increased gross profit margins, partially offset by increased operating expenses.
*	Segment profit from our proprietary gaming operations decreased in the current quarter compared to the prior year quarter primarily due to the decline in gross profit as discussed above.
*	Current quarter segment profit from lottery systems grew from the same quarter last year related to increased revenues and gross profit.

Comparison of Nine Months Ended June 28, 2003 and June 29, 2002

	Nine Months Ended
Revenues, earnings of unconsolidated	June	June	Increase	%
affiliates and gross profit	2003	2002	(Decrease)	Change

(Amounts in thousands)
Consolidated:
Revenues and earnings of unconsolidated affiliates	$1,691,494	$1,346,469	$345,025	26%
Gross profit	834,113	653,987	180,126	28%
Gross profit margin	49%	49%	--	--

All segments posted gains in revenues and gross profit in the current nine-month period over the same period last year. The inclusion of Anchor and the consolidation of the JV for the nine months in the current period versus only six months of the comparable prior year period also contributed to the growth.

	Nine Months Ended
	June	June	Increase	%
Product sales	2003	2002	(Decrease)	Change

(Amounts in thousands, except units)
Domestic:
Revenues	$627,262	$454,690	$172,572	38%
Gross profit	309,368	203,390	105,978	52%
Gross margin	49%	45%	4%	9%

Units shipped	63,227	46,435	16,792	36%

International:
Revenues	$168,585	$173,669	$(5,084)	(3%	)
Gross profit	71,973	62,105	9,868	16%
Gross margin	43%	36%	7%	19%

Units shipped	38,764	46,741	(7,977)	(17%	)

Total product sales:
Revenues	$795,847	$628,359	$167,488	27%
Gross profit	381,341	265,495	115,846	44%
Gross margin	48%	42%	6%	14%

Units shipped	101,991	93,176	8,815	9%

Revenues from product sales increased 27% and gross profit increased 44% in the first nine-months of fiscal 2003 over the comparable prior year period. This growth was driven by the following factors:

*	Domestic shipments increased 36% in total; replacement units improved 44% to 42,500; and new and expansion units grew 23% to 20,700 over the prior year period.
*	Consolidated average sales prices improved 16% over the prior year period primarily related to a larger proportionate mix of domestic sales, as well as increased parts and systems revenues.
*	The growth in gross margins over the prior year period also related to:
>>	a higher mix of domestic units, comprising 62% of consolidated units in the current period compared to 50% in the prior year period;
>>	a greater mix of our spinning reel products (S2000) sold into new casinos;
>>	more significant systems revenues; and
>>	improved operating efficiencies related to higher volumes.

We estimate our consolidated gross profit margin will range between 45% and 48% for the remainder of fiscal 2003, depending on the mix of geographic sales and products.

Domestic

Domestic unit shipments grew in the nine months just ended due to strong growth in both replacement sales, and new and expansion sales. This increase related to:

*	continued demand for our EZ PayTM TITO technology across all major domestic markets;
*	popularity of IGT games, including spinning reel, video poker and video-simulated spinning reel games;
*	strong replacement sales in the government-operated public gaming markets, namely the Canadian provinces of Quebec and Saskatchewan; and
*	greater sales of new and expansion machines into a majority of casino markets, including shipments to:
>>	the Seneca Niagara Casino in New York;
>>	the Borgata Hotel Casino and Spa in Atlantic City;
>>	the Chukchansi Gold Resort and Casino, the River Rock Casino and Thunder Valley Casino in California; and
>>	the Tuscany Hotel and Casino and Cannery Casino and Hotel in Las Vegas.

Our EZ Pay™ technology continues to stimulate replacement demand for our gaming machines as existing slot machines are replaced with our TITO equipped machines throughout major casino resorts. Several major casino resorts have committed to replace existing slot machines with our EZ Pay™ systems and TITO equipped machines throughout their properties. We believe this will encourage broader adoption of cashless technology and continue to stimulate replacement demand.

Domestic average sales prices were up over the prior year period due to increased EZ Pay™ and related systems revenues, part sales, and game conversion and content fees.

International

International machine shipments declined over the prior year period due primarily to decreased sales in Australia and Japan, partially offset by increased sales in the UK, due to the popularity of new games, and Europe, with shipments to new or expanding casinos in Holland, Ukraine, Sweden and Portugal. We also shipped machines into a new gaming market in South Korea during the first nine months of fiscal 2003. Sales were negatively impacted in Japan by the restrictive regulatory environment and in Australia by on-going government anti-gaming “harm minimization” measures which are impacting both operators and suppliers across the market.

International average sales prices increased for the first nine months of fiscal 2003 due to:

*	favorable foreign exchange rates impacting the translation of international product sales, as well as
*	stronger parts and conversions sales.
	Nine Months Ended
	June	June	Increase	%
Proprietary gaming operations	2003	2002	(Decrease)	Change

(Amounts in thousands, except units)
Revenues and earnings of unconsolidated affiliate	$784,298	$650,811	$133,487	21%
Gross profit	414,480	367,570	46,910	13%
Gross margin	53%	56%	(3% )	(5% )

Installed base	33,601	31,658	1,943	6%
Casinos	29,066	28,285	781	3%
Racinos	4,535	3,373	1,162	34%

Proprietary gaming operations revenues and earnings of unconsolidated affiliates increased 21% over the prior year period and gross profit increased 13%. These fluctuations were driven by the following factors:

*	The inclusion of Anchor and the consolidation of the JV for nine months in the current year period versus six months in the prior year period increased revenues and gross profit.
*	Increased play levels favorably impacted revenues for our WAP games coupled with enhanced yield per game resulting from new game introductions and a favorable jurisdictional mix.
*	Installed base of proprietary games increased in both the casino and racino markets. Casino games increased primarily related to additions in California, New York, Canada and Atlantic City, offset by removals in the Nevada market. Racino games increased related to additions in Delaware and Rhode Island.

The decline in gross margin for proprietary gaming operations was impacted by the following factors:

*	Current year revenues included nine months of Anchor and consolidated JV gross revenues versus six months in the same period last year;
*	lower interest rates which increase the cost of funding jackpots;
*	increased operating costs; and
*	a larger share of the installed base growth in racinos and alliance placed games which provide lower average revenues per unit.

Recent game introductions that continued to receive favorable customer acceptance included such popular themes as I Love Lucy®, The Beverly Hillbillies ™, and Family Feud™. Other newly released game themes expected to be rolled out throughout the remainder of fiscal 2003 include UNO®, M*A*S*H ™, Little Green Men Jr. ™, Magic 8 Ball® and Video Sinatra ™.

	Nine Months Ended
	June	June	Increase	%
Lottery systems	2003	2002	(Decrease)	Change

(Amounts in thousands)
Revenues	$111,349	$67,299	$44,050	65%
Gross profit	38,292	20,922	17,370	83%
Gross margin	34%	31%	3%	10%

Increased lottery systems revenues and gross profit in the first nine months of fiscal 2003 were driven by the following factors:

*	The inclusion of Anchor for nine months in the current year period versus six months in the prior year period.
*	The commencement of our online lottery contract in South Korea, that went live in early December 2002.
*	Increased online sales related to a large multi-state Powerball jackpot which hit in December 2002 and large Florida Lotto jackpots.

We remain under contract with the Florida Lottery commission through December 2004. The commission has issued a Request For Proposal for renewal of this contract with an anticipated award date in August 2003. This contract generated approximately $30.0 million in revenues and $4.0 million in cash flows annually.

	Nine Months Ended
	June	% of	June	% of	Increase	%
Operating expenses	2003	Revenue	2002	Revenue	(Decrease)	Change

(Amounts in thousands)
Selling, general and administrative	$214,379	13%	$170,380	13%	$43,999	26%
Depreciation and amortization	40,619	2%	32,134	2%	8,485	26%
Research and development	68,124	4%	56,421	4%	11,703	21%
Provision for bad debts	9,550	1%	14,988	1%	(5,438)	(36% )

Total	$332,672	20%	$273,923	21%	$58,749	21%

Operating expenses for the first nine months of fiscal 2003 increased 21% related to the following factors:

*	higher employee benefit costs including group insurance and performance based incentives;
*	increased salaries and wages, predominantly in sales and product development;
*	increased legal costs related to product compliance and intellectual property protection; and
*	our on-going investment in research and development.

The inclusion of Anchor’s operations for nine months in the current period versus six months in the prior year period accounted for increases in all expense categories except bad debt expense.

The current nine months also included severance costs of $3.6 million associated with the transition of a former Anchor facility from Bozeman, Montana to Reno, Nevada and efforts to reduce staffing levels in Australia due to its current restrictive anti-gaming regulatory environment.

Provision for bad debts was partially offset in the first nine months of fiscal 2003 by the partial recovery of Argentine receivables reserved in fiscal 2002 due to the devaluation of the Argentine peso. We have successfully restructured all significant Argentine receivable balances that were affected by the December 2001 devaluation.

	Nine Months Ended
	June	June	Increase	%
Income from operations	2003	2002	(Decrease)	Change

(Amounts in thousands)
Total revenues and earnings of unconsolidated affiliates	$1,691,494	$1,346,469	$345,025	26%
Income from operations	501,441	380,064	121,377	32%
Operating margin	30%	28%	2%	7%

Income from operations grew 32% in the nine months just ended. Increased revenues and gross profits across all segments primarily drove this growth, partially offset by higher operating expenses. The inclusion of Anchor and the consolidation of the JV for the full nine months in fiscal 2003 versus only six months in the comparable prior year period also contributed to this improvement.

	Nine Months Ended
	June	% of		June	% of		Increase	%
Other income (expense) and taxes	2003	Revenue		2002	Revenue		(Decrease)	Change

(Amounts in thousands)
Interest income	$38,827	2%		$37,880	3%		$947	3%
Interest expense	(87,573)	(5%	)	(88,428)	(7%	)	855	1%
Other	996	--		(1,582)	--		2,578	163%

Other expense, net	$(47,750)	(3%	)	$(52,130)	(4%	)	$4,380	8%

Provision for income taxes	$169,227	10%		$123,619	9%		$45,608	37%

Other expense, net, decreased from the prior year nine-month period primarily due to favorable changes in foreign currency rates in the current period. Additional interest expense in the current nine months related to the issuance of our zero-coupon convertible debentures in January 2003 was offset by decreased interest expense due to the partial repurchase of senior notes in April 2002.

Operation of our WAP systems games resulted in interest income accretion from annuity investments purchased to fund jackpot payments and interest expense accrued on jackpot liabilities at the rate earned on the investments. Therefore, interest income and expense related to funding jackpot winners are similar and increase at approximately the same rate based on the growth in total jackpot winners. Interest income and expense related to our progressive systems winner jackpot liabilities totaled $17.3 million in the current nine months and $15.8 million in the prior year period.

During the third quarter, we adjusted our estimated annual consolidated income tax provision rate to 37.3% compared to the prior year rate of 37.7%. Our current period effective tax rate was adjusted based on changes to the geographic mix of estimated annual taxable income. We expect our fiscal 2003 rate to remain at the 37.3% rate.

	Nine Months Ended
	June	June	Increase	%
Net income	2003	2002	(Decrease)	Change

(Amounts in thousands, except per share data)
Income from continuing operations	$284,464	$204,315	$80,149	39%
Income from discontinued operations	(2,078)	4,003	(6,081)	(152%	)
Net income	282,386	208,318	74,068	36%
Earnings per diluted share
Continuing operations	$0.81	$0.60	$0.21	35%
Discontinued operations	(0.01)	0.01	(0.02)	(200%	)
Net income	0.80	0.61	0.19	31%

Income from continuing operations and net income improved for the first nine months of fiscal 2003 compared to the same period last year, primarily related to higher revenues and gross profits, offset by the increase in operating expenses, as discussed above. Earnings per share reflects the four-for-one common stock split approved by IGT’s Board of Directors on June 4, 2003 for shareholders of record on June 18, 2003.

	Nine Months Ended
	June	June	Increase	%
Business segments operating profit	2003	2002	(Decrease)	Change

(Amounts in thousands)
Product sales:
Revenues	$795,847	$628,359	$167,488	27%
Gross profit	381,341	265,495	115,846	44%
Operating expenses	175,397	145,278	30,119	21%
Other income (expense), net	15,605	11,011	4,594	42%
Segment profit	221,549	131,228	90,321	69%
Segment profit margin	28%	21%	7%

Proprietary gaming:
Revenues and earnings of unconsolidated affiliates	$784,298	$650,811	$133,487	21%
Gross profit	414,480	367,570	46,910	13%
Operating expenses	131,628	110,223	21,405	19%
Other income (expense), net	3,227	2,199	1,028	47%
Segment profit	286,079	259,546	26,533	10%
Segment profit margin	36%	40%	(4% )

Lottery systems:
Revenues	$111,349	$67,299	$44,050	65%
Gross profit	38,292	20,922	17,370	83%
Operating expenses	25,647	17,184	8,463	49%
Other income (expense), net	(419)	(1,420)	1,001	70%
Segment profit	12,226	2,318	9,908	427%
Segment profit margin	11%	3%	8%

IGT’s operating profit by segment reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expenses. Our proprietary gaming segment includes both our wholly-owned gaming operations and our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. See Note 13 of our Unaudited Condensed Consolidated Financial Statements.

*	Product sales segment profit for the first nine months of fiscal 2003 increased over the first nine months of fiscal 2002 related primarily to volume growth and increased gross profit margins, partially offset by increased operating costs.

*	Segment profit from proprietary gaming operations increased 10% over the prior year period as the result of improved revenues and gross profits as discussed above. The fluctuation in proprietary gaming segment profit margin was partially due to our share of the JV activities reflected net of expenses in earnings of unconsolidated affiliates in the first three months of the prior year period, as well as increased operating expenses in the current period. Additionally, the current period included nine months of Anchor activity versus six months in the prior year period.

*	Segment profit growth from lottery systems for the first nine months of fiscal 2003 related to increased revenues and gross profit, partially offset by additional operating expenses. Additionally, the current period included nine months of activity versus six months in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our working capital increased to $1.0 billion at June 28, 2003 from $700.0 million at September 28, 2002, primarily as the result of operating cash flows, as well as the net effect of the issuance of our zero-coupon convertible debentures in January 2003 offset by the reclassification of the $400.0 million current portion of our senior notes due in May 2004. Additionally, in June 2003, we accrued $25.8 million for cash dividends declared by the Board of Directors on post-split shares of seven and one half cents ($.075) per share, payable on July 28, 2003 to shareholders of record on July 14, 2003.

Our principal source of liquidity is cash generated from our operating activities that allows us to reinvest in our business. We anticipate that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.

We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditures and operating capital requirements, scheduled debt and dividend payments, interest and income tax obligations, strategic investments and acquisitions, and share repurchases. Our sources of capital afford us the financial flexibility to target acquisitions of businesses that offer opportunities to implement our operating strategies, increase our rates of return, and improve shareholder value.

	Nine Months Ended
	June	June	Increase	%
Condensed cash flows	2003	2002	(Decrease)	Change

(Amounts in thousands)
Operating activities	$242,665	$398,429	$(155,764)	(39%	)
Investing activities	67,517	87,239	(19,722)	(23%	)
Financing activities	410,732	(328,296)	739,028	225%
Effect of exchange rate changes on cash	(3,059)	2,407	(5,466)	(227%	)

Net increase in cash and cash equivalents	$717,855	$159,779	$558,076	349%

Cash Flow From Operating Activities

Significant fluctuations impacting the current period cash flows from operating activities related to increased sales volumes and payment timing in receivables, inventories and taxes. Receivables increased due to increased sales volume, as well as additional notes and contract financing arrangements with new casinos in New York, Nevada, California and Washington. Additional cash used for inventories related to increased machine demand. Current year taxes paid were significantly higher than the prior year period predominantly due to increased profits, Anchor acquisition timing, and the sales of the discontinued casino and slot route operations.

Cash Flow From Investing and Financing Activities

Our comparative prior period presentation has been adjusted to match the current period presentation, in which we classified our investment in gaming operations equipment in investing cash flows. In prior years, our investment in gaming operations equipment was included in operating cash flow as a component of the net change in inventory and further described in supplemental cash flow information as non-cash transfers from inventory to property, plant, and equipment.

The decrease in net cash provided by investing activities in the current nine-month period compared to the prior year period related primarily to additional capital expenditures. Our investment in property, plant and equipment, including gaming operations equipment, increased $37.5 million over the prior year period, primarily due to the following:

*	increased spending for gaming operations equipment;
*	upgrades to lottery systems equipment;
*	expansion of our production lines; and
*	ongoing upgrades to our internal software systems related to our enterprise resource planning (ERP) implementation.

Cash balances acquired with the Anchor acquisition in the prior year period were offset by current year proceeds from the sale of discontinued Anchor operations. Current period cash advances on loans related to new casino properties in New York and California.

The increase in net cash provided by financing activities related primarily to the following:

*	proceeds of $575.0 million on the issuance of zero-coupon convertible debentures in January 2003;
*	early redemption of senior notes used $143.8 million in the prior year period; and
*	reduced treasury stock repurchases in the current year period.

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

Our proprietary WAP systems provide cash through collections from systems to fund jackpot liabilities and from maturities of investments purchased to fund future annual jackpot payments. Cash is used to make payments to jackpot winners for jackpot liabilities or to purchase investments to fund future jackpot payments. The purchase of and proceeds from investments to fund jackpot liabilities are classified as investing activities. Collections from systems to fund jackpot liabilities and payments to winners are classified as financing activities. The increased cash flows related to jackpot investments and liabilities in the current period versus the prior year period are due primarily to the inclusion of nine months in the current year versus six months in the prior year period for the consolidation of the JV in conjunction with the Anchor acquisition. Additionally, the comparative prior period presentation has been adjusted to match the current period presentation, in which we have excluded non-cash interest accretion from investments to fund jackpot liabilities and collections from systems to fund jackpot liabilities.

Net cash flows from these activities represent timing differences between the growth in liabilities for jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows from systems occur based on the timing of the jackpot cycles and the volume of play across all of our WAP jackpot systems games. Net cash flows from these activities collectively used cash of $16.8 million in the first nine months of fiscal 2003 and provided cash of $10.6 million in the comparable prior year period.

Stock Repurchase Plan

Our Board of Directors authorized IGT’s common stock repurchase plan in 1990. Our remaining share repurchase authorization, as amended and adjusted for the four-for-one common stock split, totaled 39.9 million shares as of July 26, 2003. During the first nine months of fiscal 2003, we repurchased 8.4 million shares for an aggregate price of $161.5 million. We did not repurchase any additional shares from June 28, 2003 through August 8, 2003.

Credit Facilities and Indebtedness

Our domestic and foreign borrowing facilities totaled $275.0 million at June 28, 2003. Of this amount, $5.8 million was drawn with an average interest rate of 2.38%, $5.7 million was reserved for letters of credit and the remaining $263.5 million was available for future borrowings. We are required to comply with certain covenants contained in these agreements, which, among other things, limit our ability to incur indebtedness, grant liens, make investments, acquisitions, dispositions, or to pay dividends or make certain other restricted payments without the written consent of the lenders and require the maintenance of certain financial ratios. We were in compliance with all applicable covenants as of June 28, 2003.

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

The Debentures are convertible into 21.1704 shares of our common stock per $1,000 principal amount at maturity, provided one of the enumerated conversion events has occurred. The conversion events are: (i) during the specified conversion periods, the closing price of our common stock is more than 120% of the accreted conversion price (initially $33.61 per share) for a specified period; (ii) the average trading price of the Debentures is less than 95% of the average closing price of our common stock multiplied by the conversion rate for a specified period; (iii) our long-term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below Ba2 by Moody’s and below BB by Standard & Poors’ or ceases to be rated by both rating agencies; (iv) the Debentures have been called for redemption; and (v) upon the occurrence of specified corporate events.

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

IGT may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value plus accrued and unpaid cash interest, if any. Upon a change of control, we may elect to settle the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date. IGT’s right to pay the repurchase price for Debentures in common stock upon a repurchase date or upon a change of control is subject to certain conditions, including the registration under applicable federal and state securities laws of the shares of common stock to be issued.

IGT entered into a registration rights agreement for the benefit of the holders of the Debentures agreeing to file and keep effective a registration statement covering the resale of the Debentures and underlying common stock by the holders for specified periods of time. Our registration statement on Form S-3 relating to the resale of our Zero-Coupon Convertible Debentures due January 29, 2033 became effective with the Securities and Exchange Commission on June 16, 2003. If IGT fails to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, IGT will be required to pay certain additional cash interest as liquidated damages until the default under the registration rights agreement is cured. Such liquidated damages range from 0.25% to 0.50% of the accreted value of the Debentures plus accrued and unpaid cash interest, if any.

FINANCIAL CONDITION

	June	September	Increase	%
Balance sheets as of:	2003	2002	(Decrease)	Change

(Amounts in millions)
Total assets	$4,036	$3,316	$720	22%
Total liabilities and minority interest	2,445	1,883	562	30%
Total stockholders' equity	1,591	1,433	158	11%

Total assets increased $719.7 million during the first nine months of fiscal 2003 primarily due to increased cash related to the issuance of the Debentures, operating cash flows, and the sales of discontinued operations.

Total liabilities and minority interest increased $562.0 million during the first nine months of fiscal 2003 primarily related to the issuance of the Debentures.

Total stockholders’ equity increased $157.7 million predominantly related to net income generated during the current period, offset by treasury stock repurchases. Additional paid-in capital also increased as the result of employee stock purchase plans.

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

Liquidated Damages

Our online lottery contracts typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, system downtime, supply downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice “for convenience” or upon a State’s cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense. At June 28, 2003, we had $1.5 million accrued for liquidated damages.

Performance Bonds

We had performance bonds outstanding, primarily related to the operation of several lottery systems and gaming operations, totaling $70.2 million at June 28, 2003. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

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

Joint Ventures and Alliances

We operate certain proprietary games and gaming related equipment under joint venture agreements with various gaming or gaming related companies, which are reported as earnings of unconsolidated affiliates. As of June 28, 2003, we have one active joint venture of this nature that remained unconsolidated. We also have strategic marketing alliances for which no separate legal entity exits and we recognize 100% of the assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliance.

Progressive Systems Trusts

Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are primarily related to jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under this guarantee because it is based on future operations of the linked progressive jackpot systems. Loans to the trusts have historically been infrequent and short-term in nature. There were no outstanding loans to the trusts at June 28, 2003.

State and Federal Taxes

We are subject to sales, use, income and other tax audits and administrative proceedings in various federal, state, and local jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, no assurance can be given that taxing authorities will not propose adjustments that will increase our tax liabilities. We do not currently expect that the outcome of these tax audits and proceedings will, either individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

IGT keeps abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the Financial Accounting Standards Board, Securities and Exchange Commission (SEC) and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Throughout this Quarterly Report on Form 10-Q we make some “forward looking” statements, which are not historical facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” “feel,” and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:

o	estimates of expected gross profit margins;
o	estimates and assumptions related to our critical accounting policies;
o	belief that our TITO technology will encourage broader adoption of cashless technology, and continue to stimulate replacement demand;
o	estimates that the replacement market will continue at certain paces;
o	expectations about our ability to introduce new games;

o	anticipation that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments; and
o	estimates about our tax exposure.

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

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:

o	a decline in the popularity of our gaming products with players;
o	a lack of success in developing new products;
o	an inability to roll out new games on schedule;
o	an increase in the popularity of competitors’ games; and
o	a negative change in the trend of consumer acceptance of our newest systems innovations including TITO technology.

Demand for our products, placement of our proprietary games and operation of our lottery systems would be adversely affected by:

o	a reduction in the growth rate of new and existing markets
o	delays of scheduled openings of newly constructed or planned casinos;
o	reduced levels of gaming play on our gaming systems or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue”, or customer capital expenditures;
o	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines;
o	a decline in public acceptance of gaming;
o	a reduction in lottery sales in jurisdictions where we hold lottery contracts;
o	a loss of or inability to renew lottery contracts; and
o	failure to meet implementation and performance obligations of our online lottery systems operations could subject us to significant liquidated damage claims.

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:

o	unfavorable public referendums or anti-gaming legislation;
o	unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o	adverse changes in or findings of non-compliance with applicable governmental gaming regulations;
o	delays in approvals from regulatory agencies;
o	a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

Our intellectual property rights are subject to risks, including:

o	potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed games and technology;
o	competitors’ infringement upon our existing trademarks, patents and copyrights; and
o	approval of competitors’ patent applications that may restrict our ability to compete effectively.

Our business is vulnerable to changing economic conditions, including:

o	unfavorable changes in economic conditions including those that effect the relative health of the gaming industry;
o	unfavorable changes in state taxation laws or application of such laws that could reduce our profitability;
o	political or economic instability in international markets;
o	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments; and
o	fluctuations in foreign exchange rates, tariffs and other trade barriers.

Our outstanding Senior Notes, Convertible Debentures and borrowings under credit facilities subject us to certain additional risks, including:

o	increasing our vulnerability to general adverse economic and industry conditions;
o	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
o	requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and corporate requirements;
o	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
o	disadvantaging us compared to competitors with less indebtedness.

Our business operations are subject to other risks, including:

o	the loss or retirement of our key executives or other key employees;
o	adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts;
o	the loss of tenants on sublet properties no longer used in our operations;
o	the discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation;
o	increased costs due to reliance on third party suppliers and contract manufacturers;
o	agreements with casinos in certain jurisdictions which may subject us to sovereign immunity risk;
o	we have been working for some time through several phases of our ERP solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing our new information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs;
o	the closing of the sale of United Tote may not occur by the end of September 2003; and
o	the proposed acquisition of Acres Gaming may not occur as the merger is subject to stockholder and regulatory approval, and there is no assurance that these or all other closing conditions will be satisfied.

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

At June 28, 2003, our net foreign currency exposure totaled $52.7 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $6.5 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $51.7 million in forward currency contracts. The hedge for the firm commitment was designated a fair value hedge under SFAS 133 and there was no hedge ineffectiveness for the nine months ended June 28, 2003. At September 28, 2002, we had net foreign currency exposure of $31.2 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $52.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts.

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

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimated that a 10% change in foreign exchange rates would have impacted reported equity by approximately $2.5 million at June 28, 2003 versus $3.2 million at September 28, 2002. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore the gross profit in our proprietary gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimated that a 10% decline in interest rates would have reduced our gross profit by $10.9 million in the first nine months of fiscal 2003 and $9.1 million in the comparable prior year period. We do not currently manage this exposure with derivative financial instruments.

Our outstanding senior notes carry interest at fixed rates. If interest rates increased by 10%, we estimated the fair market value of these notes would have decreased approximately $19.7 million at June 28, 2003 and $24.2 million at September 28, 2002.

In July 2003, we entered into two interest rate swap agreements with a combined notional amount of $200.0 million, primarily to strategically diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on our fixed rate senior notes due in 2009.

Convertible Debentures Price Risk

The fair value of our Debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimated a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $25.0 million. Assuming our stock price is held constant, we estimated a 10% increase in interest rates would decrease the fair value of our convertible debentures by $1.6 million.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the period just ended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that IGT’s disclosure controls and procedures are effective.

Changes in Internal Controls

As a part of the ongoing implementation of our ERP solution, we have updated our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in our proxy statement and form of proxy for the 2004 Annual Meeting of Stockholder must be received by us by September 26, 2003. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. In addition, a stockholder desiring to present a proposal at the 2004 Annual Meeting must deliver written notice of the proposal to us prior to December 10, 2003, or the persons appointed as proxies in connection with the meeting will have discretionary authority to vote on the proposal.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.01	Agreement and Plan of Merger, dated as of June 29, 2003, by and among International Game Technology, NWAC Corporation, and Acres Gaming (incorporated by reference to Exhibit 2.1 to Form 8-K, File number 001-10684, filing date June 29, 2003.)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K dated April 22, 2003 regarding earnings for the second quarter ended March 29, 2003.

We filed a current report on Form 8-K dated June 29, 2003 regarding the agreement to acquire Acres Gaming.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2003	INTERNATIONAL GAME TECHNOLOGY

By: /s/ Maureen T. Mullarkey

Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and
Treasurer