Form 10-K
period 2003-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2003-12-10
CIK 353944

FORM 10-K
United States
Securities and Exchange Commission

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___ to ___

Commission File Number 001-10684

International Game Technology

(Exact name of registrant as specified in its charter)

Nevada	88-0173041
(State of Incorporation)	(I.R.S. Employer Identification No.)

9295 Prototype Drive, Reno, Nevada 89521

(Address of principal executive offices)
Registrant’s telephone number, including area code: (775) 448-7777
Registrant’s website: www.IGT.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.00015625	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003:

$6,813,784,065

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 30, 2003:

346,216,568 shares of Common Stock, $.00015625 Par Value

Table of Contents

		Part I	Pa	ge

Item	1.	Business	1

Item	2.	Properties	21

Item	3.	Legal Proceedings	21

Item	4.	Submission of Matters to a Vote of Security Holders	21

		Part II

Item	5.	Market for Registrant’s Common Stock and Related Stockholder Matters	22

Item	6.	Selected Financial Data	23

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item	7a.	Quantitative and Qualitative Disclosures about Market Risk	35

Item	8.	Consolidated Financial Statements and Supplementary Data	36

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71

Item	9a	Controls and Procedures	71

		Part III

Item	10.	Directors and Executive Officers of the Registrant	72

Item	11.	Executive Compensation	72

Item	12.	Security Ownership of Certain Beneficial Owners and Management	72

Item	13.	Certain Relationships and Related Transactions	72

Item	14.	Principal Accountant Fees and Services	72

		Part IV

Item	15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	73

		Signatures	75

i

Part I

Item 1.      Business

COMPANY OVERVIEW

International Game Technology is recognized as a world leader in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products in all jurisdictions where gaming is legal. Currently, we operate in two lines of business: product sales and proprietary gaming.

International Game Technology principally served the United States (US) gaming industry when founded in 1980, expanding into jurisdictions outside of the US in 1986. In addition to our US production facility in Reno, Nevada, we also manufacture our products in the United Kingdom (UK) and through third party manufacturers in Japan and Canada. We currently maintain sales offices in various locations across the US, Australia, Europe, Japan, Latin America, New Zealand, South Africa and the UK.

During fiscal 2003, we divested certain non-core businesses acquired in connection with our December 30, 2001 acquisition of Anchor Gaming, including our slot route operations in Nevada, two casinos in Colorado, our pari-mutuel systems operations, and our online lottery system operations.

International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. In addition to our 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned subsidiaries: I.G.T.-Argentina S.A. (IGT-Argentina); I.G.T. Australia Pty. Limited (IGT-Australia); International Game Technology (NZ) Ltd. (IGT-NZ); IGT do Brazil Ltda. (IGT-Brazil); IGT-Europe B.V. (IGT-Europe); IGT-Iceland Ltd. (IGT-Iceland); IGT-Japan K.K. (IGT-Japan); IGT-UK Limited (Barcrest); International Game Technology-Africa Pty. Limited (IGT-Africa); International Game Technology S.R. Ltda. (IGT-Peru); Sodak Gaming, Inc. (Sodak), and Silicon Gaming, Inc. (Silicon); VLC, Inc. (VLC); IGT OnLine Entertainment Systems, Inc. (OES) sold in November 2003.

Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89521; our telephone number is (775) IGT-7777; our website is www.IGT.com.

Through the Investor Relations link on our website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Our corporate governance guidelines and charters of our Audit, Compensation, Nominating and Corporate Governance Committees are also available on our website. This information can be mailed in print form to any shareholder upon request.

In this document, italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website.

STRATEGIC ACQUISITIONS AND DIVESTITURES

As part of our efforts to increase shareholder value, we have complemented our internal resources through strategic acquisitions of businesses that:

   o     offer opportunities to diversify our geographic reach
   o     expand our product lines and customer base
   o     leverage our technological and manufacturing infrastructure to increase our rates of return

Additionally, we have divested operations that we determined were not a strategic fit with our core business strategy. Following the summary table of our significant acquisitions below is a brief overview of our latest acquisitions and divestitures. The acquisition cost noted in the table includes the purchase price and significant debt assumed.

		Acquisition
Company	Date Acquired	Cost
(In millions)
Acres Gaming Inc.	October 2003	$ 125.0
Anchor Gaming	December 2001	1,323.9
Silicon Gaming, Inc.	March 2001	47.4
Sodak Gaming, Inc.	September 1999	198.9
Barcrest Limited	March 1998	72.9
Olympic Amusements Pty. Limited	March 1998	108.9

Acres

On October 27, 2003, IGT completed the acquisition of Acres Gaming (Acres), a software development company serving the gaming industry worldwide. Under the terms of the agreement, IGT paid $11.50 in cash for each outstanding share of Acres common stock for an aggregate purchase price of approximately $125.0 million.

Acres provides bonusing and cashless gaming products, as well as a full suite of integrated casino management systems through its Acres Bonusing™, Acres Cashless™ and Acres Advantage™ product lines. Its patented technology enables casino operators to increase patron loyalty by differentiating the casino property in an increasingly competitive environment.

We expect this business combination will provide us the ability to:
   o          utilize the Acres gaming systems technology to develop more integrated gaming systems products
   o          increase our competitive marketing capacity
   o          position IGT as the leading global provider of casino gaming systems

Anchor

On December 30, 2001, we completed the acquisition of Anchor Gaming (Anchor), our partner in the Spin For Cash Joint Venture (JV) since 1996. Since the acquisition, we have focused our efforts on the successful integration of the two entities by combining our complementary resources to develop new games more effectively for the benefit of our customers. We have assimilated the personnel and physical resources of the two companies to improve our mix of game design, productivity and customer service.

Divestitures

We determined that certain operations acquired with Anchor were not a strategic fit with our core business and committed to a divestiture plan. These operations were reclassified as discontinued operations for all periods presented. We ceased depreciation and amortization for discontinued operations upon committing to the divestiture plan.

o	In June 2002, we committed to a plan to sell the two Anchor Colorado casinos (Colorado Central Station Casino and Colorado Grande Casino) and the Anchor Coin Nevada slot route operations. In February 2003, we closed the sale of substantially all of the assets of the Nevada slot route operations for a cash price of $60.5 million. In April 2003, we closed the sale of the two Colorado casinos for a cash price of $82.3 million. Collectively, we recognized a gain of $184,000 on these divestitures. These operations previously comprised our casino operations segment.

o	In March 2003, we committed to a plan to sell the pari-mutuel wagering business, United Tote (UT). We recorded a loss on sale of $8.9 million, net of tax, upon closing the sale in September 2003 for a cash price of $12.3 million.

o	In September 2003, we signed a definitive agreement to sell IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc., collectively referred to as OnLine Entertainment Systems (OES). The sale closed in November 2003. Based on our preliminary working capital adjustment, we will receive cash proceeds of approximately $149.0 million and expect to recognize a gain on the sale of approximately $55.0 million, net of tax. The UT and OES operations previously comprised our lottery systems segment.

BUSINESS SEGMENTS

IGT operates principally in two lines of business: Product Sales and Proprietary Gaming. See Note 18 of our Consolidated Financial Statements for revenues and financial results of our business segments.

Product Sales

Revenues in our product sales segment are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, equipment and services. This segment comprised 50% of total revenues and earnings of unconsolidated affiliates in fiscal 2003, 48% in fiscal 2002 and 61% in fiscal 2001.

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

In the domestic gaming market, IGT holds an estimated 70% share of the installed base of gaming machines. We believe our market share is the result of our commitment to innovation, game design, and advanced technology in our games and systems; our extensive patent and theme library; our manufacturing capacity; and the combined efforts of our compliance, sales and customer service teams which allow us to have a presence in all major domestic gaming jurisdictions. During fiscal 2003, the top selling video and reel machines were Dragon’s Gold™, Kenny Rogers®, The Gambler®, Money Storm®, Tabasco®, Triple Double Stars™, Triple Double Wild Cherry™ and Uncle Sam®. New introductions planned for 2004 include, but are not limited to, Wild Taxi™, That Girl™, Monster Mansion™, Freedom Stars™, and Joe’s Yard Games™.

In addition to gaming machines, we offer a variety of gaming systems products to our customers. These systems products and services enhance the players’ gaming experience and provide operational efficiencies for our customers. The acquisition of Acres complements and strengthens our current suite of gaming systems products by providing casino-wide, integrated applications that offer slot monitoring, patron management, cage, credit and table games management, visual analysis and cashless wagering modules. These modules can be purchased and installed individually or as an integrated system. The combination of Acres and IGT gaming systems will enhance our leadership position in systems, with over 50% of all gaming machines attached to an IGT system.

The following table presents our gaming products sold as a percentage of consolidated product sales revenues for the last three fiscal years. Other gaming products is comprised of pachisuro games, equipment and service.

	2003	2002	2001
Video products	50%	49%	53%
Spinning reel slots	24%	23%	18%
Parts	10%	11%	9%
AWP	8%	9%	8%
Gaming systems	6%	5%	5%
Other gaming products	2%	3%	7%

Proprietary Gaming

Revenues in our proprietary gaming segment are of a recurring nature based on the lease of gaming machines and equipment under customer participation agreements. This segment comprised 50% of our total revenues and earnings of unconsolidated affiliates in fiscal 2003, 52% in fiscal 2002 and 39% in fiscal 2001.

We distribute our proprietary games under a broad spectrum of recurring revenue pricing arrangements including:
   o          wide area progressive (WAP) systems
   o          stand alone participation and flat fee
   o          equipment leasing and rental
   o          hybrid pricing or premium products that include a recurring fee attached to a for-sale game

WAP games differ from stand alone and hybrid games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin-in either directly to IGT or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

We also distribute certain proprietary games under joint venture agreements or strategic marketing alliances with other gaming companies. The purpose of these strategic alliances is to combine the game development efforts or licensed intellectual property rights of other companies with IGT’s systems technology, manufacturing, distribution and marketing expertise.

We continually provide innovation and enhanced player appeal to our proprietary games consistent with product lines that are sold directly to the casinos. This is accomplished through the introduction of feature rich games with second event bonusing and by incorporating popular themes such as Wheel of Fortune®, Megabucks®, Regis’ Cash Club™, The Price is Right™ and $1,000,000 Pyramid™. New themed product introductions planned for fiscal year 2004 include, but are not limited to, Animal House™, Dilbert™, Drew Carey™, Elizabeth Taylor™, M*A*S*H™, Rodney Dangerfield™,and The Dating Game™. Extensions of the current installed base include the TV Hits™ series with The Beverly Hillbillies™, Bubbling Crude™, and The Twilight Zone®.

As a developer and leader in this segment, we recognize that all games, including our proprietary games, have a finite lifecycle. Due to the intense competition and accelerated pace of proprietary games introduced into the market each year, the lifecycle of these games can vary significantly. As a result, IGT systematically replaces games experiencing declining play levels with new games and extensions of existing brands.

At September 30, 2003, we distributed proprietary games in 18 domestic jurisdictions and selected international locations including Italy, Iceland and South Africa. Domestically, we hold an estimated 70% share of the total installed base of the recurring revenue games. IGT owned games are carried in our property, plant and equipment under gaming operations equipment. Casino owned games are primarily comprised of machines sold under hybrid pricing or premium product arrangements that include a recurring fee attached to a for-sale game.

	September 30,
Proprietary Gaming Installed Base	2003	2002
IGT owned games
Casino	29,400	28,600
Racinos (Public Gaming)	4,600	3,500

	34,000	32,100
Casino owned games	18,800	19,500

Total	52,800	51,600

PRODUCT DEMAND

Demand for our products is driven by a number of factors:

o	Influencing the purchase or placement of a gaming machine is player appeal, followed by a mix of elements including price, service, reliability, operational efficiencies, technical capability and the financial condition and reputation of the manufacturer. The player appeal of our games is based on the machine design, hardware, software, game features and ease of play that ultimately improves the earning power of gaming machines and the operator’s return on investment.

o	The replacement of older or obsolete machines due to technological innovations. The replacement cycle in all gaming jurisdictions represents a significant portion of sales in any given year. It is driven primarily by competition in each market to provide players with more entertaining and sophisticated games. As new games are installed, the earnings disparity between the older and newer machines on casino floors widens and the replacement cycle is further stimulated. We expect the introduction of new, more sophisticated interactive games and systems combined with the cost savings, convenience, and other benefits of our advanced platform to continue to stimulate the replacement machine market. Demand for replacement products is also dependent, in part, upon the willingness of operators to incur the costs associated with replacing existing gaming machines with new machines.

o	The expansion of existing casinos or the addition of new casinos within existing gaming markets. The construction of new casino properties also has an impact on the replacement machine market since, historically, the addition of new properties has encouraged existing casinos to upgrade to new slot products and system technologies in order to remain competitive.

o	The establishment of new gaming jurisdictions. Over the past decade, significant increases in the installed base of gaming machines was driven by the growth in the number of jurisdictions with legalized gaming and the increasing popularity of large theme-based casinos. We believe that our manufacturing capabilities along with our innovative products provide a competitive advantage in providing new casinos with large numbers of machines.

PRODUCT DEVELOPMENT

IGT’s standing as a leader in the global gaming market is built largely on our ability to develop and design platforms and related games that people want to play combined with our innovative systems to improve casino operations and profitability. Our emphasis and investment in research and development (R&D) has allowed us to maintain our leadership position in the industry. We have five design centers located worldwide, in addition to our primary development team located in Nevada. These strategically located centers provide us with a local presence and access to our customers, allowing us to respond to market needs and preferences in a timely manner. Over 900 employees worldwide are dedicated to product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. Our investment in R&D for continuing operations totaled $94.9 million during fiscal 2003, $77.9 million in fiscal 2002 and $62.5 million in fiscal 2001.

We are a prominent designer and provider of games, platforms and systems to the gaming industry. We accomplish this by anticipating client needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our technology timeline demonstrates these development efforts.

Games

We combine the development of creative designs and technological advancements with our entertainment license library and patented intellectual property to provide gaming machines with a high degree of player appeal.

In fiscal 2003, domestically we introduced more than 90 new game themes addressing the spinning reel, video and video poker markets. All new games are subject to regulatory approval across the jurisdictions we service. Using MegaTest™, our online computerized testing and monitoring system, we evaluate and forecast acceptance of new products in order to quickly identify the more popular gaming concepts. The MegaTest™ system uses a central computer system to monitor the performance of games placed in a representative sample of casinos throughout Nevada. The MegaTest™ program allows us to test games in a relatively short time span, resulting in a quicker release of higher performing games.

In international markets, our strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible or required. In Australia, two separate design teams create innovative games for the club and casino markets. In Japan, our engineering department continues to develop new technologies for the pachisuro market. Our UK Barcrest group designs games for the UK and European AWP markets, as well as games for the US casino market that add top box bonus features to our domestic platforms.

Platforms

Our Intel based 80960 platform development includes: the Game King® video platform, which offers a single or multi-game format with a touchscreen monitor utilizing the iGame-Plus™ interactive video games with animated graphics and secondary bonusing features; the Vision Series®, a spinning reel slot combined with a full color liquid crystal display; and the S2000™ spinning reel platform which combines one of the broadest game libraries with upgraded processor boards and an enhanced sound package. Multi-line, multi-coin video based games are currently among the most popular games on the casino floor. In response to this trend, our products employ advanced technology to enhance entertainment and communication features while retaining many of the familiar and popular features of older games.

During fiscal 2003, we introduced a new line of spinning reel games that include a 4-reel series with a bonus round or a 5-reel series. This diversification in the spinning reel segment, coupled with our themes provided our customers with another set of games for their casino floors. As a result, demand for our S2000™product line increased.

The VLC 8800™ platform continues to hold a significant market share in the government sponsored public gaming or video lottery markets, as governments replace their older equipment. The 8800s can connect to all the major domestic video lottery control systems. This platform offers a multi-game format with Multi-Denomination™ and second screen bonus features. We are working with our customers as we transition from this 8800 platform to the next generation based on our 80960 Intel processor board platform. We have service level agreements for 8800 platform games through 2005 and maintenance through 2010.

In fiscal 2002, we introduced our latest platform, the pc-based Advanced Video Platform (AVP™) that provides improved graphic capabilities such as full screen live streaming videos and animations with bright vivid colors along with an enhanced stereo sound system. The AVP™ processor greatly expands the storage capacity allowing space for complex bonusing features. Recently we introduced our new Reel Touch™ Series machine, which offers added features, including an interactive touchscreen display for bonus games placed above a 5-reel spinning slot. In conjunction with this machine we also introduced our EZ Touch™ touchpad, which allows players to change the game’s denomination at the touch of a button.

We are internally developing central determination games, related systems and terminals. This technology applies to video lottery markets such as the New York racinos and the Native American Class II market.

Systems

Our casino management system software supports our comprehensive family of IGT Gaming Systems™ (IGS™) products. This system software includes integrated or stand-alone modules providing casino operators with real-time information in the areas of slot machine performance, patron management, reporting and analysis for table games along with credit and banking data.

Our EZ Pay™ Ticket-in Ticket-out (TITO) system provides slot machines with the capability of accepting tickets, enabling players to move from one machine to another without the inconvenience of handling coins. Casinos have the option to use both coin hoppers and ticket-in machines connected to the EZ Pay™ system. This technology works with both IGT and competitors’ slot systems and integrates into casinos’ existing systems and internal controls, while meeting the regulatory requirements of each gaming jurisdiction. Our one-wire configuration is referred to as the Integrated Voucher System™ (IVS™). This provides our EZ Pay™ software application with the ability to communicate with IGT’s own and other vendors’ slot systems or the casinos’ current systems, using the existing casino floor network. IGT was the first to introduce TITO systems and continues to lead the industry with over 50% of the TITO systems installed. We have tested and installed our EZ Pay™ system in many of the largest casino properties and have received regulatory approvals in a majority of domestic gaming jurisdictions.

The growing popularity of the low denomination multi-line, multi-coin gaming machines has had a significant impact on the evolution of TITO technology. Because of the volume of coins handled and paid out by these types of games and the associated casino costs, these games are excellent candidates for the TITO technology, such as EZ Pay™. All of our new games will be in a Multi-Denomination™ format that can be readily adapted for use with our EZ Pay™ system or other TITO systems.

We continue to expand upon the functionality of TITO and EZ Pay™ with additional system updates and enhancements. Wireless validation terminals expand the level of customer convenience by providing properly equipped floor attendants with the ability to validate tickets, print receipts and pay customers on the casino floor. EZ Pay™ Ticket Redemption Stations™ provide another convenient way for players to redeem cash-out tickets. Using the automated ticket redemption device’s high security, electronically controlled coin and currency hopper, players can redeem cash-out tickets right on the casino floor. We anticipate that future developments will include EZ Pay™ promotional tickets that can be loaded with credits and sent out to attract new customers or reward valued players.

Acres Bonusing™ technology enables the design and delivery of bonuses and other promotions directly to players at the point and time of play. The Acres Advantage™ suite of applications provides operators with a fully integrated casino management system solution. Built on the Microsoft Windows SQL platform, Acres Advantage™ provides the instantaneous information needed for management decision-making.

We provide video gaming central control systems to government entities. Our central control systems incorporate sophisticated technology and are designed with features intended to appeal to the concerns of the operator, including security of communications, central control of gaming machines on the system, the compatibility of our central control system with gaming machines made by other manufacturers, economy of operation due to the ability to use a dial-up format (as opposed to requiring dedicated lines), on-demand generation of reports and audits, the capability of transferring funds electronically and the flexibility to meet the needs of markets of various sizes, accommodate regulatory changes and adapt to new game designs and features.

Our product development process is not complete until our compliance teams have ensured that each game, product or system meets all of the requirements in each jurisdiction, domestic or international. We conduct business in over 250 jurisdictions worldwide with over 100 people employed in the areas of regulatory and product compliance.

INTELLECTUAL PROPERTY, COPYRIGHTS, PATENTS AND TRADEMARKS

Our intellectual property rights, patents, trademarks and copyrights are significant assets. We seek to protect our investment in R&D and the unique and distinctive features of our products and services by perfecting and maintaining our intellectual property rights. We have obtained patent rights protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio contains over 350 active domestic and foreign patents. The subject matter of these patents and patent applications include game designs, bonus and secondary game features, gaming device components, gaming systems, and a variety of other aspects of video and electronic slot machines and associated equipment. We cannot ensure that our intellectual property rights will not be infringed upon or that others will not develop products in violation of our intellectual property rights. Additionally, we cannot be sure that our pending applications for additional intellectual property rights will be granted.

Most of our products are sold under trademarks and copyrights that provide product recognition and promote wide spread acceptance. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, or storylines. We design, manufacture, produce, operate, use, and/or otherwise have permission to exploit certain gaming machines utilizing materials under license from third-party licensors. We register our copyrights and trademarks in the US and in multiple countries, where applicable.

Our ability to enforce our patents, copyrights, trademarks and other intellectual property is subject to general litigation risks. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, or is licensed to the party against whom we are asserting a claim. In addition, our declaration of intellectual property rights often results in the other party seeking to claim alleged intellectual property rights of its own against us.

PRODUCT MARKETS

We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are domestic, we continue to pursue additional opportunities in international areas. The opportunities, challenges and our successes, vary across these jurisdictions. A review of the various markets is provided below.

Domestic

In the last decade, the growing popularity of gaming as a leisure activity has influenced demand in North America, resulting in expansion in existing markets and legalization in new markets. The introduction of riverboat gaming in the Midwest during the early 1990s, the expansion of Native American casino gaming and the growth in the Canadian and non-casino government sponsored gaming markets contributed to this market expansion and provided IGT with significant growth opportunities. As a result, the installed base of gaming machines has increased from an estimated 184,000 machines in 1991 to approximately 724,000 machines in 2003.

Based on information provided by various gaming agencies and internal information, we have compiled the following table of the estimated total domestic gaming machine installed base by jurisdiction as of September 2003.

	Installed Base
Jurisdiction	2003	2002
Nevada	210,000	210,000
Atlantic City	44,000	38,000
Native American	165,000	158,000
Regional	160,000	157,000
Public Gaming	66,000	62,000

Total US	645,000	625,000

Casinos	40,000	35,000
Public Gaming	39,000	40,000

Total Canada	79,000	75,000

Total North America	724,000	700,000

We anticipate further domestic gaming expansion. Maryland, Massachusetts, Michigan, Ohio and Pennsylvania are evaluating possible legislation that would approve gaming at racetracks and possibly at non-racetrack locations as well. Maine voters approved an initiative to allow slot machines at two racetracks. States with existing gaming operations such as California and New York continue to expand their offerings with new locations opening with a significant number of machines. The New York Lottery will begin an 18-month rollout of approximately 19,000 video lottery terminal (VLT) machines at racetracks in December 2003. Indiana recently approved a new gaming riverboat.

Casino Markets

Nevada

Nevada is the largest and most established domestic gaming market with approximately 100 casinos and various smaller gaming venues with an estimated 210,000 gaming machines. The large mega-resort casinos are concentrated on the Las Vegas strip. Other primary markets include the Las Vegas locals or “off-strip” market, Laughlin, Reno and Lake Tahoe.

Given its mature nature, Nevada is one of the most competitive markets in which we conduct business. Nevada faces continuing pressure from expanding tribal casinos in California and Arizona. Going into 2004, the major Nevada casino operators have experienced improved business conditions and higher play levels in Las Vegas and expectations are for continued improved conditions. In fiscal 2003, IGT sales to Nevada increased as compared to fiscal 2002, due to ongoing TITO initiatives with major operators such as MGM/Mirage and Park Place Entertainment.

Atlantic City

The Atlantic City market consists of 13 large casinos that are concentrated in a mature boardwalk area and marina district. This market includes approximately 44,000 gaming machines. In July 2003, the Borgata Hotel Casino and Spa (a joint venture between Boyd Gaming and MGM/Mirage Resorts) opened with an all cashless slot floor of approximately 3,600 machines. This represents the first new casino property to open in this jurisdiction in the past twelve years. We experienced a strong increase in fiscal 2003 in both new and replacement demand to this market due to the Borgata opening and TITO initiatives in Atlantic City.

Native American

Native American gaming differs from the traditional casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which permits specific types of gaming. Pursuant to these regulations, permissible gaming devices are denoted as “Class III Gaming” which requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located to enter into a compact governing the terms of the proposed gaming. We distributed machines to Native American tribes who have negotiated compacts with their states and have received federal approval.

In addition to Class III gaming, Class II terminals allow the player to participate in a bingo game generated from a central determination system. Technological aids are allowed to display the bingo game outcomes. The National Indian Gaming Commission (NIGC) and various federal courts have provided some clarification and direction with technical specifications and regulatory considerations for Class II products. We have committed resources to Class II game development.

Since 1990, IGT has distributed machines through Sodak Gaming, Inc. (Sodak) to authorized Native American casinos. At present, there are approximately 148 sovereign tribes operating over 190 casinos, in 17 states. Sodak maintained a distributor relationship with us until we acquired the company in September 1999. Sodak provides financing for product sales and, in some instances, has participated in the development, equipping and financing of Native American gaming ventures.

Native American expansion continued during fiscal 2003. New facilities opened in the existing jurisdictions of Arizona, California and New Mexico. Arizona voters approved an expansion in November 2002 that increased by 3,000 the number of machines in this market. Idaho and New York were two new Native American jurisdictions that commenced in fiscal 2003, with compacted Class III facilities. Further expansion is anticipated in New York, as the tribes develop the remaining approved casinos. In Wisconsin, renegotiated compacts will allow the casinos an opportunity to increase the number of machines in their facilities.

Regional

Riverboat style gaming began in Iowa in 1991 and is currently operating in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. The regional market also includes the land-based casinos in Detroit and Colorado, as well as sales to cruise ships. The regional market in 2003 went through a period of stability, with only one new casino opening at Louisiana Downs. IGT has seen strong TITO related replacement sales as operators continue to focus on streamlining and reducing the cost of their operations. Replacement sales are also driven by heightened competition as the regional markets are maturing with little new supply.

Public Gaming

IGT provides both VLTs and casino style gaming machines and systems on a for-sale or a lease participation basis to government sponsored jurisdictions. VLTs are machines that usually have limited bet amounts and prize payouts, as controlled by state lottery regulations. In domestic public gaming jurisdictions (except Montana), VLTs are connected to a central control system overseen by state regulators, which is often the state lottery. Many of these machines are located in racetracks or in licensed bars with limits on the number of machines that can be offered in any given location. Currently there are nine US states that have authorized various forms of video lottery gaming, namely Delaware, Louisiana, Montana, New Mexico, New York, Oregon, South Dakota, Rhode Island and West Virginia. In Delaware and Rhode Island, we have long-term lease arrangements to place proprietary games at racetracks.

Growth in this public gaming market will be driven by the addition of VLTs, under a revenue sharing agreement, at racetracks in New York. The State of New York awarded IGT approximately 25% of the machines to be installed in racetracks, a market estimated at 19,000 machines. The implementation is estimated to begin during the second quarter of fiscal 2004 and will continue over a 12 to18 month period. Future potential expansions into other states will likely include public gaming markets with machines placed at racetracks under the control of the state lottery.

Canada

The Canadian casino market operates under the auspices of the government controlled lottery corporations and experienced steady growth during the past year. There are over 60 casinos in Canada with an approximate installed base of 40,000 gaming machines.

The public gaming market in Canada consists of approximately 39,000 machines installed within the provinces of Alberta, Manitoba, Quebec and Saskatchewan. The Atlantic Lottery Corporation (ALC) is the exclusive agent in the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. These machines are VLTs similar to those offered in US public gaming markets and are principally located in bars and taverns.

Canada represents a significant replacement market over the next few years. In fiscal 2003, IGT sold over 11,000 new and replacement games to the provincial lotteries of Quebec, Saskatchewan, British Columbia and Alberta. We expect new machine sales to British Columbia as the provincial lottery has increased the limit of games allowed in casinos and approvals have been given to put in machines at racetracks, most notably in the city of Vancouver where slots had not previously been permitted. Other provinces are also considering expanding gaming through new casino facilities located in major urban areas. While we expect continued replacement sales in Canada, the units will be lower in future years, as the remaining provinces are smaller markets.

International

IGT’s presence in the international gaming markets began in 1986 and we continue to pursue growth in this area. Our goal is to leverage off the design and manufacturing experiences we have in domestic markets, while addressing each international market’s unique customer and regulatory environment. Our international subsidiaries currently service markets in Australia, New Zealand, Europe, Japan, Latin America, South Africa and the UK. We maintain local manufacturing in the UK and a third-party manufacturer in Japan. All other international gaming machines are fabricated, in whole or kit form, at our Reno facility.

Our success in international markets comes from innovative game design. Our challenges in international markets come from addressing each individual gaming jurisdiction’s regulatory environment. Our management team focuses on communication between the domestic and international personnel to effectively meet the opportunities and challenges of these markets.

Internationally, the prospects for additional gaming in various jurisdictions continue to improve. Proposals to change regulatory restrictions on gaming are currently being discussed by the UK government. Las Vegas style casinos are expected to open in Macau next year. We anticipate diverse countries such as Japan, Mexico, Taiwan, and Thailand are all seeing increased popular support for legalizing casinos as a means of increasing tourism.

United Kingdom

We established a manufacturing, sales, marketing and distribution operation in Manchester, England with our acquisition of Barcrest Limited in March 1998. Barcrest manufactures and sells low-payout AWP club machines and top box products. An AWP machine is a skill-based game for amusement that is limited to low payout cash prizes, typically under $45. Barcrest is a leading UK manufacturer of AWP games, selling to both the UK and continental European markets.

Our success in this market is built around access to three separate design centers that focus on new products in the UK, along with design centers in The Netherlands and Spain that provide game design for other European markets. Barcrest’s markets are primarily replacement driven, dominated by pubs and licensed betting offices that demand regular releases of new machines. To meet this demand, new products are launched in the UK every four to six weeks.

Proposed changes to modernize the 1968 Gaming Act in the UK may provide increased opportunities for IGT and Barcrest. The most significant proposed change, if made, would liberalize the UK’s casino laws, allowing for an increase in the number of casinos and the number of machines in casinos. In order to prepare for this opportunity, we established a separate division, known as IGT-UK Casino, with offices in the Midlands region. The UK government is presently discussing the potential measures and legislation could be proposed during 2005.

Australia and New Zealand

Australia is one of the largest and most established markets for video gaming products outside of North America. Our offices in Australia and New Zealand provide sales and customer service to all gaming areas in this market. We source gaming product “kits” from Nevada for final assembly in Sydney, Australia.

The regulatory environment in Australia and New Zealand continued to create uncertainty with operators and manufacturers during fiscal 2003. A limit on the number of gaming machines exists in most jurisdictions and significant gaming tax increases have been proposed in the largest jurisdiction of New South Wales, Australia. The Australian and New Zealand state and federal governments have pursued a number of policies aimed at a wide range of “harm minimization” measures, specifically targeting gaming machines. While not all of the measures have been legislated at this time, the uncertainty created for operators may continue to have an adverse effect on the demand for gaming machines in Australia and New Zealand.

Europe, Middle East and Africa

In 1992, we opened our office in The Netherlands to service the European, Middle Eastern and North African markets. In these regions, gaming is prevalent in casinos and non-casino environments such as pubs and arcades. Within the European markets, casino style gaming machines compete with AWP machines, which we sell exclusively through our Barcrest office. We currently anticipate moderate growth in the European installed base, and our sales to this market will be a mix of replacement sales and new business.

Japan

We established an office in 1990 that serves the Japanese market with engineering, sales, and administration from our head office in Tokyo and a development and logistics office in Osaka. We increased our product development efforts in the past year, shortening the gap between new game introductions. However, the regulatory environment in Japan has become more restrictive causing increased pressure on manufacturers to limit machine sales and game volatility.

Latin America

We sell and lease casino style gaming equipment to many legalized gaming jurisdictions in Latin America through our offices in Argentina, Florida and Peru. The economic environment of this region has become more stable in the last year.

South Africa

Our office in Midrand, Gauteng, South Africa services the gaming markets located in South Africa, Sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under their National Gambling Act, which allowed for the allocation of 40 casino licenses between each of the nine provinces in South Africa in 1996. We have pursued product sales and licensing in South Africa since the inception and are currently ranked second in market share. This market has been slow to develop, but we continue to maintain our presence and pursue additional customers. In addition, this group has begun to pursue more African opportunities outside of South Africa and has seen modest successes so far.

Other International Markets

We have an International Markets group in Reno that supports product sales to military bases and to other legal gaming markets around the world that are not directly supported by an international subsidiary. During fiscal 2003, the sale of 560 machines to the Kang Wan Land Casino in South Korea was coordinated through this group.

COMPETITION

The market for gaming machines and proprietary systems is intensely competitive. The principal method of competition is product development. A library of strong performing games and intellectual property can be a competitive advantage. Other methods of competition include quality and breadth of sales and service organizations, financial strength of the manufacturer, and pricing.

Product Sales

US and foreign manufacturers that compete with IGT in the domestic casino style gaming machine market include Aristocrat Leisure Limited (Aristocrat); Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. (Alliance); Atronic Casino Technology, Ltd. (Atronics); Mikohn; Konami Co. Ltd. (Konami); Shuffle Master; Sigma Game, Inc. (Sigma); Sierra Design Group, soon to be purchased by Alliance; Spielo, recently acquired by GTECH; Universal Distributing, Inc.; and WMS Industries (WMS). All have developed casino products and are either authorized to sell products or are in the licensing process in many US gaming jurisdictions.

There are several competitors for the international markets including Aristocrat, Atronics, Aruze, (formerly known as Universal), Bally, Cirsa Group, Franco Gaming, Ltd., a division of Recreativos Franco, Konami, Stargames, Ainsworth Gaming Technology and Novomatic Industries.

In the accounting and player tracking systems product market, our casino data management system competes with products offered by Bally, Aristocrat, and several other systems manufacturers.

Proprietary Gaming

IGT’s competitors in the progressive systems market are Bally, Aristocrat and Atronics. Our competitors in the stand-alone recurring revenue market are Bally, WMS, Aristocrat, Mikohn, Shuffle Master, Sigma and Atronics. We provide substantial marketing and advertising support for our proprietary gaming products and compete on the basis of our extensive infrastructure, popular brand names, product appeal, jackpot awards, player loyalty and technical and marketing experience.

OPERATIONAL OVERVIEW

Manufacturing and Suppliers

We manufacture gaming machines in the US, the UK and through manufacturing relationships with third parties in Canada and Japan. The manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate a cabinet manufacturing and silkscreen facility in the US. We have a broad base of material suppliers and utilize multi-sourcing practices to ensure component availability.

Domestic manufacturing has been ISO 9002 certified since 1996. The Reno facility has 736,000 square feet devoted to manufacturing, warehousing, shipping and receiving. During fiscal 2003, we expanded our capacity by adding a ninth production line.

We generally carry a significant amount of inventory due to the broad range of products we manufacture and to facilitate our capacity to fill customer orders on a timely basis. Our product sales backlog orders totaled approximately $430.7 million at October 31, 2003 and $150.6 million at October 31, 2002. For the same periods, our proprietary gaming backlog orders totaled approximately 10,400 units and 4,800 units. We reasonably expect to fill our backlog within fiscal 2004.

Sales and Distribution

Our products and services are sold to gaming operators and governmental entities that conduct gaming operations. We market our products and proprietary systems through our internal sales staff, agents and distributors. We employ approximately 300 sales personnel in various domestic and international locations.

IGT uses distributors for sales to specific markets including Canada, the Caribbean, France, Germany, Japan, South Korea, Louisiana, New Jersey, New Mexico, New Zealand, Peru, Spain, and The Netherlands. IGT’s agreements with distributors do not specify minimum purchases but generally provide that IGT may terminate the distribution agreement if certain performance standards have not been satisfied.

In October 2003, we modified our distributor relationship in Louisiana such that our distributor will provide VLT products to their video poker industry and we have assumed direct sales support of all gaming machine products. In January 2004, we will assume direct sales responsibility for our products to New Mexico racino customers.

Customer Service

We consider customer service an important aspect of our overall marketing strategy and a key factor that differentiates us from our competitors. Customers are provided product delivery and installation services, warranty services, after-market technical services and new product support services. Equipment spare parts, product retrofit and game conversion services are also provided. We typically provide a 90-day service and parts warranty program domestically and up to a 180-day warranty service internationally for our gaming machines. We employ more than 950 trained service personnel for customer assistance and maintain 30 customer service support centers domestically in all the major domestic gaming jurisdictions and internationally in Argentina, Australia, Japan, New Zealand, Peru, South Africa, The Netherlands and the UK.

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

Regulatory Compliance

Our product and regulatory compliance efforts are designed to ensure that each gaming product or system we develop meets the requirements set forth in each jurisdiction, domestic and international. These efforts also ensure that we obtain the necessary approvals and licenses. Through our efforts we are able to successfully sell and market our products worldwide, while providing our customers with the assurance that our products work properly and meet jurisdictional requirements. We hold over 600 gaming licenses worldwide.

Information Systems

In fiscal 2003, we completed a three-tiered Enterprise Resource Planning (ERP) technology infrastructure solution designed to support our short and long-term growth. Completed modules include the accounting, finance, human resources, payroll, production and manufacturing operations, sales and distribution modules for our Nevada manufacturing facility and our operations in Europe. We are currently in the process of expanding our implementation to our other operations worldwide.

EMPLOYEES

As of September 30, 2003, we employed approximately 5,300 total employees, including approximately 3,800 in domestic operations, 800 internationally and 700 in discontinued operations. We believe we have favorable relationships with our employees.

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

GOVERNMENT REGULATION

General

We operate in most legal casino gaming jurisdictions worldwide, as well as in a significant number of legalized lottery jurisdictions. The manufacture and distribution of gaming equipment and related software and the operation of casinos is subject to regulation in these jurisdictions by various regulators at all levels from city and tribal officials along with federal regulatory agencies, with the majority of oversight being provided by each individual state’s gaming regulators. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability of officers, directors, major stockholders and key employees.

Various gaming regulatory agencies have issued licenses allowing us to manufacture and distribute our gaming machines and systems. IGT and our key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary to maintain compliance with all regulatory agency requirements. Many of the regulations at each level are similar or overlapping; however, we are required to satisfy all conditions individually for each jurisdiction. Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. In the jurisdictions where we operate casinos or gaming machines, the oversight additionally ensures that the local authorities receive the appropriate amount of tax revenues. As such, our operations’ financial systems and reporting functions must demonstrate high levels of detail and integrity.

In some jurisdictions, regulators not only govern the activities that take place in their particular jurisdiction, but they also oversee activities that occur in other jurisdictions to ensure that the company is in compliance with local standards on a worldwide basis. As a Nevada corporation, we are held responsible by our state regulatory authorities to maintain Nevada standards for all of our operations worldwide. For this reason, in a number of jurisdictions we employ localized staff members and legal resources with local knowledge to assist in keeping us in compliance with local regulatory laws. The local staff communicates regularly with our corporate headquarters Compliance department to ensure that none of our licenses in any jurisdiction are put in jeopardy.

The nature of the industry and our worldwide operations make this process very time consuming and requires extensive resources. The process helps assure both regulators and investors that all of our operations maintain the highest levels of integrity and avoid any appearances of improprieties. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.

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

Our subsidiaries that conduct the manufacture, sale, and distribution of gaming devices in Nevada or for use outside Nevada, as well as the operation of slot machine routes and other gaming activities in Nevada, are each required to be licensed by the Nevada gaming authorities. Our licenses must be renewed periodically and the Nevada gaming authorities have broad discretion with regard to such renewals. Licenses are not transferable. Each type of machine we sell in Nevada must first be approved by the Commission and may require subsequent machine modification. Our gaming subsidiaries licensed in Nevada must also report substantially all loans, leases, and sales of securities and similar financing transactions of a material nature to the GCB and/or have them approved by the Commission. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada.

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

We are required to submit detailed financial and operating reports to the Commission. If the Commission determines that we are in violation of any gaming laws, our gaming licenses can be limited, conditioned, suspended or revoked. In addition, the Company, our licensed gaming subsidiaries and any persons involved may be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Commission. The Commission also has the power to appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of our gaming licenses or the appointment of a supervisor could (and revocation of our gaming licenses would) materially and adversely affect our gaming operations.

The Commission may require any beneficial holder of our voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay the costs and fees of the GCB investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, must submit detailed business and financial information including a list of beneficial owners. Any person who acquires more than 5% of the Company’s voting securities must report this to the Commission. Any person who becomes a beneficial owner of more than 10% of our voting securities must apply for a finding of suitability within 30 days after the Chairman of the GCB mails the written notice requiring this finding of suitability.

Under certain circumstances, an institutional investor, as this term is defined in the Nevada gaming regulations, which acquires more than 10% but not more than 15% of our voting securities may apply to the Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business. Our voting securities must not be acquired for the purpose of causing, directly or indirectly (i) the election of a majority of our board of directors, (ii) any change in our corporate charter, bylaws, management, policies or operations, or (iii) any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Commission considers voting on all matters voted on by stockholders and the making of financial and other informational inquiries of the type normally made by securities analysts, to be consistent with investment intent.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission or the Chairman of the GCB may be found unsuitable. The same restrictions apply to a record owner who fails to identify the beneficial owner, if requested to do so. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. We are subject to disciplinary action and possible loss of our approvals if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our licensed gaming subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) give remuneration in any form to that person, for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to guard against the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada’s gaming laws and regulations also require prior approval by the Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively referred to as licensees), and who proposes to participate in the conduct of gaming operations outside of Nevada is required to deposit with the GCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the GCB of the licensee’s participation in foreign gaming. This revolving fund is subject to increase or decrease at the discretion of the Commission. As a licensee, we are required to comply with certain reporting requirements imposed by the Nevada laws. We are also subject to disciplinary action by the Commission if we knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operation, fail to conduct our foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

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

Native American Gaming Regulation

Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. The Indian Gaming Regulatory Act of 1988 (IGRA) provides the framework for federal and state control over all gaming on Native American lands and is administered by the NIGC and the Secretary of the US Department of the Interior. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, and approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. The IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. Indian tribes are sovereign in their own government systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. IGT distributes gaming equipment to Native American tribes who have negotiated compacts with their states and have received federal approval.

International Regulation

Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual country’s regulations. Certain jurisdictions require the licensing of gaming machine operators and manufacturers.

We manufacture and supply gaming equipment to various international markets including Australia, Europe, Japan, Latin America, the Middle East, New Zealand, South Africa, and the UK. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.

Discontinued Operations

The Colorado casinos were regulated by the Colorado Limited Gaming Control Commission and the Colorado Division of Gaming.

Our lottery systems were operated under legislative authorization of each respective jurisdiction. Policy and management decisions of lottery operations in the US are generally governed by a commission appointed by the governor or other official of each state with the day-to-day operations of the lottery administered by a director appointed either by the governor or lottery commission.

Our operations in live and simulcast wagering systems for pari-mutuel wagering facilities were subjected to extensive state regulatory and licensing requirements similar to those that were applicable to our online lottery businesses.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Throughout this Annual Report on Form 10-K we make some “forward looking” statements, which do not relate to historical or current facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:

o	estimates of expected gross profit margins
o	estimates and assumptions related to our critical accounting policies
o	our belief that every major manufacturer of cashless gaming systems and machines is now licensed to use the cashless patents in the intellectual property package administered by IGT
o	our belief that our TITO technology will facilitate casino implementations of cashless technology, encourage broader adoption of cashless technology, and continue to stimulate replacement demand
o	estimates that the replacement market will continue at certain paces
o	expectations about our ability to introduce new games
o	anticipation that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments
o	estimates about our tax exposure

Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:

   o          a decline in the popularity of our gaming products with players
   o          a lack of success in developing new products
   o          an inability to roll out new games on schedule
   o          an increase in the popularity of competitors’ games
   o          a negative change in the trend of consumer acceptance of our newest systems innovations including TITO technology

Demand for our products and placement of our proprietary games would be adversely affected by:

   o          a reduction in the growth rate of new and existing markets
   o          delays of scheduled openings of newly constructed or planned casinos
   o          reduced levels of gaming play on our gaming systems or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures
   o          a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines
   o          a decline in public acceptance of gaming

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:

   o          unfavorable public referendums or anti-gaming legislation
   o          unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues
   o          adverse changes in or findings of non-compliance with applicable governmental gaming regulations
   o          delays in approvals from regulatory agencies
   o          a limitation, conditioning, suspension or revocation of any of our gaming licenses
   o          unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

Our intellectual property rights are subject to risks, including:

   o          potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed games and technology
   o          competitors’ infringement upon our existing trademarks, patents and copyrights
   o          approval of competitors’ patent applications that may restrict our ability to compete effectively

Our business is vulnerable to changing economic conditions, including:

   o          unfavorable changes in economic conditions including those that affect the relative health of the gaming industry
   o          unfavorable changes in state taxation laws or application of such laws that could reduce our profitability
   o          political or economic instability in international markets
   o          changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments
   o          fluctuations in foreign exchange rates, tariffs and other trade barriers
   o          an inability to effectively hedge our foreign currency exposures

Our outstanding debt obligations subject us to certain additional risks, including:

   o          increasing our vulnerability to general adverse economic and industry conditions
   o          limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements
   o          requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements
   o          limiting our flexibility in planning for, or reacting to, changes in our business and the industry
   o          disadvantaging us compared to competitors with less indebtedness

Our business operations are subject to other risks, including:

   o          the loss or retirement of our key executives or other key employees
   o          adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts
   o          the discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation
   o          our ability to timely and cost effectively integrate into our operations the companies that we acquire
   o          increased costs due to reliance on third party suppliers and contract manufacturers
   o          agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk
   o          acts of war or terrorist incidents
   o          we continue to work through several implementation phases of our company-wide ERP solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 2.      Properties

We believe that the following properties are suitable to our business and adequate for our current and near-term needs.

Corporate Headquarters

Our largest manufacturing facility and corporate headquarters is located in Reno, Nevada, where we built a facility of more than 1.1 million square feet to house our manufacturing, cabinet production, engineering, and administrative personnel. This facility supports production for all domestic markets as well as Australia, Europe and other international areas. We also maintain leased warehousing facilities in Reno totaling 117,000 square feet.

Domestic Sales and Service

Our largest sales and service office is located in Las Vegas, Nevada, where we lease approximately 402,000 square feet in warehousing, sales and administration facilities. Additionally, we lease approximately 252,000 square feet of warehousing and sales and service properties throughout the US to support each significant gaming market. Our Sodak subsidiary, which supports our Native American gaming markets, owns a 94,000 square foot building in Rapid City, South Dakota. We also own an 80,000 square foot building in Bozeman, Montana, which is currently held for sale.

International

Our most significant international properties include facilities in the UK and Australia. Barcrest owns 122,000 square feet and leases 93,000 square feet to support manufacturing and administrative functions in the UK. We lease 85,000 square feet in New South Wales, Australia for subassembly, sales and administration. All other properties used in international operations total 131,000 square feet.

Item 3.      Legal Proceedings

IGT has been named in and has brought lawsuits in the normal course of business. Management does not expect the outcome of these suits to have a material adverse effect on our financial position or results of future operations. For a description of certain of these matters, see Note 13 of our Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.      Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “IGT.” The following table presents the high and low closing prices of our common stock as traded on the NYSE. All stock prices have been restated to reflect our four-for-one stock split in June 2003.

Fiscal 2003	High	Low
First Quarter	$19.82	$16.31
Second Quarter	21.80	18.52
Third Quarter	25.38	19.68
Fourth Quarter	28.87	24.50

Fiscal 2002	High	Low
First Quarter	$17.76	$10.28
Second Quarter	17.52	15.20
Third Quarter	16.11	13.44
Fourth Quarter	17.52	12.39

There were approximately 2,934 record holders of IGT’s common stock and the closing price was $34.69 as of November 28, 2003.

We declared quarterly cash dividends of $0.075 per share in June 2003, $0.10 per share in September 2003, and $0.10 per share in December 2003.

IGT’s transfer agent and registrar is:

The Bank of New York
63 Madison Avenue, 8th Floor
New York, NY 10016
(212) 503-4279

Item 6.      Selected Financial Data

The following should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Consolidated Financial Statements.

FINANCIAL HIGHLIGHTS

Years ended September 30,	2003(1)		2002(1)		2001		2000		1999
(In millions, except per share amounts)
Revenues	$2,128.1		$1,728.5		$1,199.2		$898.4		$854.1
Gross profit	1,094.9		842.9		534.9		397.8		345.7
Earnings (losses) of unconsolidated affiliates(1)		(.6)	32.5		142.6		106.0		75.6
Income from operations(6)	665.9		516.5		395.3		267.5		116.3
Income from continuing operations, net of tax(4,5,6,7)	375.3		254.7		213.9		156.8		62.1
Income from discontinued operations, net of tax(3)	15.4		16.5		-	-	--		-	-
Net income(3,4,5,6,7)	390.7		271.2		213.9		156.8		62.1

Basic earnings per share(2)
Continuing operations	$1.	09	$0.	75	$0.	72	$0.	51	$0.	16
Discontinued operations	0.	05	0.	05	-	-	-	-	-	-
Net income	1.	14	0.	80	0.	72	0.	51	0.	16

Diluted earnings per share(2)
Continuing operations	$1.	07	$0.	74	$0.	70	$0.	50	$0.	15
Discontinued operations	0.	04	0.	05	-	-	-	-	-	-
Net income	1.	11	0.	79	0.	70	0.	50	0.	15

Weighted average shares outstanding(2)
Basic	344.0		338.4		295.4		306.3		397.8
Diluted	351.3		344.2		306.1		312.9		401.0

Cash dividends declared per share(2)	$0.1	75	$-	-	$-	-	$-	-	$0.	01

Cash provided by operations	$429.8		$563.0		$261.3		$149.5		$294.3
Capital expenditures (8)	119.7		106.4		97.8		39.1		59.7
Share repurchases	161.5		214.0		100.7		318.5		361.4

Cash and short-term investments	$1,315.6		$430.2		$377.3		$266.4		$444.9
Working capital	1,133.1		750.6		596.8		555.2		739.8
Total assets	4,185.2		3,315.8		1,923.4		1,623.7		1,765.1
Notes payable, net (9)	1,552.9		972.0		989.8		996.1		993.7
Stockholders’ equity	1,687.5		1,433.1		296.1		96.6		242.2
Shares outstanding(2)	345.5		347.3		291.7		290.3		349.4

(1)

The results of Anchor and the consolidation of the JV following the acquisition of Anchor on December 30, 2001 were included for nine months in fiscal 2002 and the full year in fiscal 2003. Prior to the Anchor acquisition, our share of the JV was reflected net of expenses in earnings of unconsolidated affiliates.

(2)	Shares and per share amounts for all periods presented have been adjusted to reflect the four-for-one stock split effective June 18, 2003.

(3)	Certain operations acquired with Anchor were sold or held for sale, and therefore reclassified, including gain/loss on sale, to discontinued operations for all periods presented.

(4)

Fiscal 2002 included pretax reductions of: $20.2 million ($12.6 million after tax or $0.03 per diluted share) related to certain litigation settlements; and $21.2 million ($13.2 million after tax or $0.04 per diluted share) for losses on early retirement of debt.

(5)

Fiscal 2000 included pretax gains of: $27.0 million ($17.3 million after tax or $0.05 per diluted share) related to a legal settlement; and $3.2 million ($2.0 million after tax or $0.01 per diluted share) on the sale of Barcrest’s Japanese subsidiary.

(6)

Fiscal 1999 income from operations included impairment and restructuring charges of $98.1 million ($70.4 million after tax or $0.18 per diluted share) related to our operations in Australia and Brazil.

(7)	Fiscal 1999 income from continuing operations included $4.9 million ($3.3 million after tax or $0.01 per diluted share) for losses on early redemption of debt.

(8)

The increase in fiscal 2001 capital spending was primarily due to additional investments in gaming operations equipment and additional investments in plant equipment to improve the productivity of operations.

(9)	Notes payable presented here is net of unamortized discount and interest rate swap fair value adjustments.

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

IGT’s critical accounting policies that require management to make subjective or complex judgments about matters that are inherently uncertain relate to our jackpot liabilities and expenses, intangible assets and goodwill, income taxes, bad debt expense and inventory. These areas of our accounting estimates are the most sensitive to material change from external factors.

Jackpot Liabilities and Expenses

IGT recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive a single-payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates eligible for use in the single-payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions. The most recent history pattern indicates that approximately 85% of winners will elect the single-payment option. We fund jackpot installment payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities, we use current market prime, treasury, and agency rates weighted based on the historical single-payment election ratio. We believe this calculation provides the best estimate of our cost to fund jackpots.

Additionally, we estimate our current liabilities for jackpots not yet won based on our historical experience with winners’ payment elections, in conjunction with the theoretical projected number of jackpots expected to hit within one year. Changes in future winners’ payment elections could impact the allocation of our jackpot liabilities between current and non-current liabilities. Our jackpot expense totaled $259.3 million for fiscal 2003, $203.8 million for fiscal 2002, and $78.8 million in fiscal 2001. Although the majority of material changes to jackpot expense relate to market interest rate trends (see Item 7a, Market Risk) and the volume of slot play, changes in our estimates and assumptions regarding the number of jackpot winners who may elect single-payments in the future could impact our gaming operations jackpot expense and gross profit. Because current year single-payment funding rates have been essentially the same as installment funding rates during fiscal 2003, if we changed our estimate of winners expected to elect the single-payment option by 10%, our jackpot expense for fiscal year 2003 would not have change materially.

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

We evaluate the carrying value of our intangible assets and goodwill for impairment at least annually in August or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the intangible assets and is recognized as a component of income from operations.

While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives and fair values. Changes in assumptions may cause modifications to our estimates for amortization or impairment, thereby impacting our results of operations. If the estimated lives of our intangible assets were to decrease based on the factors mentioned above, the most significant impact would be on amortization expense.

Amortization expense totaled $25.0 million for fiscal 2003 and $21.5 million for fiscal 2002. We estimated that a 10% decrease in the estimated remaining useful lives would have increased amortization expense by $1.8 million for fiscal 2003 and $1.9 million for fiscal 2002.

Income Taxes

For financial reporting, we use estimates and judgments to determine our current tax liability, as well as those taxes deferred until future periods. Net deferred and accrued income taxes represent significant assets and liabilities to IGT. In accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential tax liabilities for anticipated tax audit issues in the US and other jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts proves to be unnecessary, the reversal of liabilities could result in tax benefits being recognized in the current period. If our estimated tax liabilities were understated, a charge to our tax provision would result.

Changes in current tax laws, enacted tax rates, geographic mix or the estimated level of annual taxable income could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and impact the tax provision. Accordingly, we believe that the estimate related to our provision for income taxes is critical to our financial results.

Bad Debt Expense

We maintain an allowance for doubtful accounts related to our accounts, contracts, and notes receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. While our estimates for these matters are reliable and calculated with due care, if we changed our assumptions and estimates, our bad debt expense could change, which would impact our income from operations.

Inventory

We regularly review inventory quantities on hand and record charges for excess and obsolete inventory, based primarily on our estimated forecast of product demand and production requirements. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we may need to record additional charges for inventory obsolescence, which would have a negative impact on our gross profit.

We could be required to increase our inventory charges and our gross margins could be adversely affected if there were to be an unexpected and significant decrease in demand for our products, or if there were a higher occurrence of inventory obsolescence because of changes in technology or customer requirements. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

OVERALL OPERATING RESULTS

										Increase	(Decrease)
(In millions, except earnings per share)	2003		% Rev	2002		% Rev	2001		% Rev	03 vs 02	02 vs 01
Revenues	$2,128.1		100%	$1,728.5		100%	$1,199.2		100%	23%	44%
Gross profit	1,094.9		51%	842.9		49%	534.9		45%	30%	58%
Income from operations	665.9		31%	516.5		30%	395.3		33%	29%	31%

Income from continuing operations	375.3		18%	254.7		15%	213.9		18%
Income from discontinued operations	15.4			16.5			-	-
Net income	390.7		18%	271.2		16%	213.9		18%

Diluted earnings per share:
Continuing operations	$1.	07		$0.	74		$0.	70
Discontinued operations	0.	04		0.	05		-	-
Net income	1.	11		0.	79		0.	70

Fiscal 2003 vs Fiscal 2002

IGT achieved record financial results in fiscal 2003, posting gains in both segments. The most significant growth was in product sales, primarily related to increased domestic replacement demand. The inclusion of Anchor and the consolidation of the JV for three additional months in fiscal 2003 compared to fiscal 2002 contributed to these improvements, primarily in proprietary gaming.

Earnings per share for all periods presented reflected the four-for-one common stock split approved by our Board of Directors in June 2003. Additionally, we declared cash dividends during fiscal 2003 of $0.075 per share in June 2003 and $0.10 per share in September 2003.

Income from continuing operations for fiscal 2002 included reductions of $12.6 million, net of tax, or $0.03 per diluted share, for charges related to certain litigation settlements and $13.2 million, net of tax, or $0.04 per diluted share for losses on early debt retirement. Excluding the effect of these charges, income from continuing operations improved 34% and earnings per diluted share from continuing operations increased 32% in fiscal 2003 compared to fiscal 2002.

Discontinued operations related to various Anchor operations divested subsequent to acquisition. See Note 2 of our Consolidated Financial Statements.

Fiscal 2002 vs Fiscal 2001

IGT also achieved record financial results in fiscal 2002 compared to fiscal 2001. We posted gains in both segments, with the more predominant increase in proprietary gaming for fiscal 2002. The inclusion of Anchor and the consolidation of the JV for the nine months in fiscal 2002 contributed significantly to these improvements.

Our operating income margin declined to 30% in fiscal 2002 from 33% in fiscal 2001 primarily due to the consolidation of JV gross revenues for nine months in fiscal 2002. In the first quarter of fiscal 2002 and the full fiscal year 2001, the JV revenues were recorded net of expenses in earnings of unconsolidated affiliates.

Fiscal 2002 as presented above reflected the reclassification of extraordinary items to “other expense” in income from continuing operations in accordance with the adoption of SFAS 145 at the beginning of fiscal 2003. See Note 1 of our Consolidated Financial Statements.

Excluding the effect of charges related to certain litigation settlements and losses on early debt retirement noted above, income from continuing operations improved 30% and earnings per diluted share from continuing operations increased 14% in fiscal 2002 compared to fiscal 2001.

Foreign operations

Approximately 11% of our total revenues and earnings of unconsolidated affiliates in fiscal 2003 were derived outside of North America, compared to 14% in fiscal 2002, and 16% in fiscal 2001. Our foreign operations have declined in their proportionate share of consolidated revenues primarily due to increased domestic revenues related to the Anchor acquisition and increased replacement demand.

Operating Expenses

							Increase	(Decrease)
(In millions)	2003	% Rev	2002	% Rev	2001	% Rev	03 vs 02	02 vs 01
Selling, general and administrative	$272.2	13%	$221.7	13%	$180.4	13%	23%	23%
Depreciation and amortization	46.7	2%	41.3	2%	20.3	2%	13%	104%
Research and development	94.9	4%	77.9	4%	62.5	5%	22%	25%
Provision for bad debts	14.6	1%	18.0	1%	19.1	1%	(19%)	(5%)

Total	$428.4	20%	$358.9	20%	$282.3	21%	19%	27%

The inclusion of Anchor’s operations for twelve months in fiscal 2003 and nine months in fiscal 2002 contributed to increases in all operating expense categories except bad debts. Fiscal 2003 operating expenses also increased as the result of:

   o         higher employee benefit costs including group insurance and performance based incentives
   o         increased salaries and wages, predominantly in sales and product development
   o         legal costs related to protection of our intellectual property rights
   o         severance costs of $3.6 million associated with the closing of a former Anchor facility in Bozeman, Montana and staffing reductions in Australia
   o         our ongoing investment in R&D

Fiscal 2003 bad debt expense was reduced by the partial recovery of receivables previously reserved for in fiscal 2002 related to economic instability and currency devaluation in Argentina in December 2001. We have restructured all of our significant Argentine receivables affected by the devaluation.

Fiscal 2002 operating expenses increased over 2001 as the result of:

   o          legal costs related to protection of intellectual property rights
   o          amortization of Anchor’s finite lived intangibles acquired totaling $21.7 million
   o          additional costs to update our internal systems with an ERP solution
   o          our ongoing investment in R&D

At the beginning of fiscal 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, reducing annual amortization by approximately $3.7 million related to previously acquired goodwill.

Other Income (Expense) and Taxes

									Increase	(Decrease)
(In millions)	2003	% Rev	2002		% Rev	2001		% Rev	03 vs 02	02 vs 01
Interest income	$52.9	2%	$50.4		3%	$49.8		4%	5%	1%
Interest expense	(116.9)	(5%)	(116.0)		(7%)	(102.0)		(8%)	1%	14%
Other	(3.4)	-	(42.0)		(2%)	(3.6)		-	(92%)	1071%

Other expense, net	$(67.4)	(3%)	$(107.6)		(6%)	$(55.8)		(4%)	(37%)	93%

Provision for income taxes	$223.3	10%	$154.1		9%	$125.5		9%	45%	23%
Tax rate	37.3%		37.	7%		37.	0%		(0.4%)	0.7%

Other expense, net, decreased in fiscal 2003 primarily due to favorable changes in foreign currency rates. Increased interest expense in fiscal 2003 related to the issuance of zero-coupon convertible debentures in January 2003 was offset by decreased interest expense resulting from senior note repurchases in fiscal 2002 of $373.0 million principal amount.

The fluctuation in other expense, net, for fiscal 2002 resulted from:

   o      legal settlement charges of $20.2 million primarily related to a dispute with a former gaming machine distributor
   o      losses on early debt retirement totaling $21.2 million, mainly due to our repurchase of Anchor's senior notes in July 2002

Operation of our WAP systems games resulted in interest income accretion from annuity investments purchased to fund installment jackpot payments and interest expense accrued on related jackpot liabilities at the same rate earned on the investments. Therefore, interest income and expense related to funding installment-based jackpot payments are similar and increase at approximately the same rate based on the growth in total jackpot winners electing installment payments. Interest income and expense related to WAP systems annuities totaled $23.1 million in fiscal 2003, $21.6 million in fiscal 2002, and $17.1 million in fiscal 2001.

The fluctuation in our effective income tax rate was based primarily on changes to the geographic mix of estimated annual taxable income. We estimate our income tax rate will be approximately 37.5% for fiscal 2004.

BUSINESS SEGMENT RESULTS

IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expense. Prior year amounts have been reclassified to conform to the current management view and presentation. See Note 18 of our Consolidated Financial Statements.

Product Sales

Improvements in segment profit from product sales in fiscal 2003 and fiscal 2002 related primarily to sales volume growth and increased gross profit margins, partially offset by increased operating costs.

Worldwide Product Sales

										Increase	(Decrease)
(In millions, except units)	2003		% Rev	2002		% Rev	2001		% Rev	03 vs 02	02 vs 01
Revenues	$1,068.6		100%	$846.1		100%	$824.3		100%	26%	3%
Gross profit	523.1		49%	363.6		43%	331.1		40%	44%	10%
Income from operations	279.4		26%	166.2		20%	144.3		18%	68%	15%
Segment profit	295.3		28%	183.6		22%	163.2		20%	61%	13%

Units shipped	134,80	0		123,90	0		119,90	0		9%	3%

Fiscal 2003 growth in product sales worldwide was driven by increased domestic replacement shipments and greater sales of new and expansion machines.

The fiscal 2003 increase in product sales gross margin to 49% from 43% in fiscal 2002 was attributed to:

o	operational efficiencies related to 26% higher production volumes at our Reno manufacturing facility
o	a greater mix of domestic units
o	increased average sales prices

We expect our product sales gross margins to run approximately 50% in fiscal 2004, depending on the mix of geography and products.

Fiscal 2002 worldwide product sales revenues and gross profit growth were driven by increased replacement shipments. The improvement in product sales gross margins in fiscal 2002 was attributed to ongoing operational efficiencies and lower component costs.

Domestic Product Sales

							Increase	(Decrease)
(In millions, except units)	2003		2002		2001		03 vs 02	02 vs 01
Revenues	$842.9		$614.8		$613.8		37%	0%
Gross profit	422.7		279.3		253.9		51%	10%
Gross margin	50%		45%		41%

Units shipped	83,90	0	63,50	0	64,60	0	32%	(2%)

Fiscal 2003 domestic unit shipments increased due to strong growth in replacement sales, which increased to 58,000 machines. Shipments of machines to new or expanding properties were also up 14% to 25,900 units in fiscal 2003 compared to 2002. These volume improvements related to:

o	continued demand for our EZ PayTM TITO technology across all major domestic markets
o	popularity of IGT games, including spinning reel, video poker and video-simulated spinning reel games
o	strong replacement sales in the government-operated public gaming markets, namely the
Canadian provinces of Quebec and Saskatchewan
o	greater sales of new and expansion machines into a majority of casino markets, most significantly in California, New York, Arizona, Nevada and New Jersey

We expect IGT’s innovations in slot technology, such as Multi-Denomination™ and EZ Pay™ TITO, as well as our leadership in game design and the broad based acceptance of cashless technologies, to continue to stimulate replacement demand for our gaming machines. Several major casino resorts have committed to multi-year replacement programs to exchange existing slot machines for our EZ Pay™ systems and TITO equipped machines throughout their properties nationwide.

We anticipate increases in US replacement machine sales in fiscal 2004 will offset expected reductions in unit sales into the Canadian public gaming markets.

Additionally, fiscal 2003 domestic average sales prices improved over the prior year related to:

o	increased non-machine revenues related to gaming systems installations and related parts, game conversion and content fees
o	increased EZ PayTM related royalty and license fees
o	the realization of price increases

Fiscal 2002 domestic replacement units increased 8%. Overall domestic shipments declined slightly from fiscal 2001 as the result of fewer shipments to new or expanded properties in Nevada and California, partially offset by increases across all other North American jurisdictions.

International Product Sales

							Increase	(Decrease)
(In millions, except units)	2003		2002		2001		03 vs 02	02 vs 01
Revenues	$225.7		$231.3		$210.5		(3%)	10%
Gross profit	100.4		84.3		77.1		19%	9%
Gross margin	44%		36%		37%

Units shipped	50,90	0	60,40	0	55,30	0	(16%)	9%

Fiscal 2003 international machine shipments declined from fiscal 2002 due primarily to lower sales in Australia and Japan, both impacted by restrictive gaming regulations. These declines were partially offset by:

o	increased sales in Europe, with shipments to new or expanding casinos in Holland, Ukraine, Sweden and Portugal
o	increased sales in the UK, due to the popularity of new games
o	machines shipped into the new gaming market in South Korea

Fiscal 2003 gross profit from international product sales was up 19% over the prior year despite fewer shipments reflecting:

o	increased sales in the higher margin European casino markets
o	increased parts and conversion sales in Australia
o	favorable foreign currency exchange rates

Fiscal 2002 international unit shipments increased 9% over fiscal 2001 due to improvements across all international markets, except Latin America and South Africa.

Proprietary Gaming

										Increase	(Decrease)
(In millions, except units)	2003		% Rev	2002		% Rev	2001		% Rev	03 vs 02	02 vs 01
Revenues	$1,059.5		100%	$882.4		100%	$374.9		100%	20%	135%
Gross profit	571.8		54%	479.3		54%	203.9		54%	19%	135%
Earnings of unconsolidated affiliates	(0.6)			32.5			142.6			(102%)	(77%)
Income from operations	386.5		36%	351.8		40%	254.5		68%	10%	38%
Segment profit	389.9		37%	353.4		40%	262.2		70%	10%	35%

Installed base units	34,00	0		32,10	0		29,60	0		6%	8%
Casinos	29,40	0		28,60	0		26,70	0		3%	7%
Racinos	4,60	0		3,50	0		2,90	0		31%	21%

Growth in proprietary gaming segment profit in fiscal 2003 and fiscal 2002 was primarily the result of increased revenues and gross profits, partially offset by additional operating expenses.

Fiscal 2003 improvements in proprietary gaming revenues and gross profits compared to the prior year were driven by:

o	contributions of Anchor and the consolidation of the JV included for three additional months in fiscal 2003
o	increased WAP play levels and enhanced yields per game resulting from new game introductions and a more favorable jurisdictional mix
o	growth in our installed base of proprietary recurring revenue machines, with increased casino placements concentrated in California, Arizona, New York and Atlantic City, and increased racino placements in Delaware and Rhode Island
o	improvements in our game placement mix toward more WAP and instant winner games which carry better yields
o	decreased jackpot expense related to interest rate increases in the fourth quarter partially offsetting increased costs related to royalties, preventative maintenance and other operating expenses

The decline in proprietary gaming operating and segment profit margins was primarily due to the consolidation of the JV gross revenues for the full fiscal year 2003, and nine months in fiscal 2002. In fiscal 2001, and the first quarter of 2002, the JV revenues were recorded net of expenses in earnings of unconsolidated affiliates.

Fiscal 2002 growth in proprietary gaming revenues and gross profits resulted primarily from the inclusion of Anchor and the consolidation of the JV included for nine months, along with favorable jurisdictional mix and enhanced yields per game. Increased casino placements in various Native American jurisdictions and US regional markets offset decreases in Nevada and Atlantic City. Racino placements grew in Delaware and Rhode Island, partially related to Anchor units acquired and improved game performance.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our working capital increased to $1.1 billion at September 30, 2003 from $750.6 million at September 30, 2002, primarily as the result of:

o	proceeds from the issuance of our zero-coupon convertible debentures in January 2003
o	offset by the reclassification of the current portion of our senior notes due in May 2004
o	reduced by cash dividends and share repurchases

Our principal source of liquidity is cash generated from our operating activities allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.

We expect that our available short-term and long-term capital resources are sufficient to fund our capital expenditures and operating capital requirements, scheduled debt and dividend payments, interest and income tax obligations.

Condensed Cash Flows

				Increase (Decrease)
(In millions)	2003	2002	2001	03 vs 02	02 vs 01
Operating activities	$429.8	$563.0	$261.3	$(133.2)	$301.7
Investing activities	77.6	61.0	(116.7)	16.6	177.7
Financing activities	391.1	(572.9)	(26.2)	964.0	(546.7)
Effect of exchange rate change on cash	(3.6)	1.4	0.9	(5.1)	0.5

Net increase in cash and cash equivalents	$894.9	$52.5	$119.3	$842.3	$(66.8)

Cash Flow From Operating Activities

Fiscal year 2003 cash flows from operating activities declined over fiscal 2002 due to:

o	payment timing in receivables, related to higher sales volumes and increased contract financing arrangements with new casinos in New York, Nevada, California, Washington and New Mexico
o	increased inventories, related to increased product demand
o	significantly higher tax payments as the result of increased profits, timing of the Anchor acquisition and sales of discontinued operations

Although operating cash flows declined during fiscal 2003, efficiency statistics improved over fiscal 2002 including:

o	average days sales outstanding improved to 100 from 105
o	inventory turns increased to 3.7 from 3.5

In fiscal 2002, operating cash flows increased over 2001 primarily due to the inclusion of Anchor’s operating results and the consolidation of the JV for the nine months subsequent to acquisition. Additional improvements to cash flows generated from operations were derived from improvements in inventories and receivables, timing of payments for prepaid expenses and taxes.

Cash Flow From Investing and Financing Activities

Fiscal 2003 net cash provided from investing activities increased $16.6 million over the prior year related primarily to proceeds from the sale of discontinued Anchor operations that offset cash balances acquired with the Anchor acquisition in the prior year period. Cash advances in fiscal 2003 on loans in the current year related to loans to new casino properties in New York and California.

Fiscal 2002 cash provided from investing activities increased $177.7 million compared to fiscal 2001. This increase was the result of cash acquired with the Anchor acquisition and the consolidation of the JV. Other significant increases in fiscal 2002 related to proceeds from the sale of Anchor’s Pala management contract and decreases in cash advanced on loans receivable. See Note 5 of our Consolidated Financial Statements.

The increase in spending for gaming operations equipment was primarily due to growth in our installed base and expansion of our library of games. Additionally, we invested $4.5 million in fiscal 2003, $6.0 million in fiscal 2002 and $8.6 million in fiscal 2001 to update our internal software systems with an ERP solution. Our annual capital expenditures by geographic segment is presented below.

Years ended September 30,	2003	2002	2001
(In millions)
Investment in property, plant and equipment	$30.8	$29.7	$34.7
Investment in gaming operations equipment	88.9	76.7	63.1

Total capital expenditures	$119.7	$106.4	$97.8

Domestic	96%	98%	96%
International	4%	2%	4%

Fiscal 2003 net cash provided by financing activities increased over the prior year related primarily to:

o	proceeds of $575.0 million from our issuance of zero-coupon convertible debentures in January 2003
o	early redemption of senior notes used $368.4 million in the prior year period
o	reduced treasury stock repurchases in the current year period

Fiscal 2002 used an additional $546.7 million for financing activities compared to fiscal 2001. The increase is primarily due to the use of $249.3 million for purchases of treasury stock and $368.4 million for principal payments on long-term debt, primarily related to the early redemption of Anchor’s debt.

Net Cash Flows to Fund Jackpot Liabilities

	2003	2002	2001
(In millions)
Investments to fund liabilities to jackpot winners:
Purchases	$(21.7)	$(18.5)	$(16.0)
Proceeds	39.6	36.2	27.8

Investing activities	17.9	17.7	11.8

Jackpot liabilities:
Collection to fund jackpot liabilities	257.8	203.9	74.5
Payments to winners	(287.4)	(187.6)	(68.1)

Financing activities	(29.6)	16.3	6.4

Net cash flows from jackpot systems	$(11.7)	$34.0	$18.2

Investments to fund jackpot liabilities relates only to installment-based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment-based payments. Proceeds occur as the investments mature, in equal annual installments over a 20 to 26 year period.

Jackpot liabilities relate to all WAP jackpot systems, irrespective of which payment method the winner elects. Payments to winners include both installment-based payments and single-payments. See the Jackpot Liabilities and Expenses section of our Critical Accounting Policies discussed above and Footnote 1 of our Consolidated Financial Statements.

Net cash flows from these activities represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpot liabilities occur based on the timing of the jackpot cycles and the volume of play across all of our WAP systems games.

The increased cash flow volumes related to jackpot investments and liabilities in fiscal 2003 and 2002 are due primarily to the consolidation of the JV jackpot systems in conjunction with the Anchor acquisition for the full year in fiscal 2003 and nine months in fiscal 2002. Additionally, the comparative prior years were adjusted to match the fiscal 2003 presentation to exclude non-cash interest accretion from investments and collections.

Stock Repurchase Plan

Our Board of Directors authorized IGT’s common stock repurchase plan in 1990. Our remaining share repurchase authorization, as amended and adjusted for the four-for-one common stock split, totaled 39.9 million shares as of September 30, 2003. During fiscal 2003, we repurchased 8.4 million shares for an aggregate price of $161.5 million. In fiscal 2002, we repurchased 14.6 million shares for an aggregate price of $214.0 million and 10.1 million shares for an aggregate price of $100.7 million in fiscal 2001.

Credit Facilities and Indebtedness (See Note 8 of our Consolidated Financial Statements)

Senior Convertible Debentures

In a private offering on January 29, 2003, we issued $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 (Debentures) for gross proceeds of $575.0 million. Absent a yield adjustment, the Debentures have a yield to maturity of 1.75%. The yield adjustment feature may require IGT to pay contingent cash interest on the Debentures at prevailing market rates to be determined during any six month period commencing on or after January 29, 2006, if the average closing sale prices of our common stock for specified measurement periods is less than or equal to 60% of the accreted conversion price of the Debentures during such specified periods.

Senior Notes

In fiscal 1999, we issued $1.0 billion of senior notes in two tranches, $400.0 million at 7.875% due May 15, 2004 and $600.0 million at 8.375% due May 15, 2009, in a private placement subsequently exchanged for registered notes. We may redeem some or all of our senior notes at any time at prices equal to the greater of:

o	100% of the principal amount or
o	the sum of the present value of the principal amount plus all required interest not yet accrued, discounted to the redemption date at the treasury yield plus 50.0 basis points on the 2009 tranch and 37.5 basis points on the 2004 tranch, plus accrued interest

At September 30, 2003, the remaining principal balance after repurchases totaled $400.0 million due in 2004 and $569.6 million due in 2009.

Lines of Credit

Our domestic and foreign borrowing facilities totaled $283.1 million at September 30, 2003. Of this amount, $6.8 million was drawn with an average interest rate of 2.38%, $6.4 million was reserved for letters of credit and the remaining $269.9 million was available for future borrowings. Our current domestic line of credit agreement for $260.0 million expires in August 2006 and our foreign lines expire at various times through July 2005.

Anchor’s Long-Term Debt

IGT assumed approximately $337.0 million, net of discount, of Anchor’s long-term debt upon the completion of the acquisition. Immediately following the acquisition, we fully repaid and terminated Anchor’s senior credit facility of $89.5 million using available cash. In fiscal 2002, we repurchased substantially all of Anchor’s remaining outstanding 9.875% senior subordinated notes due 2008, primarily in a cash tender offer, recognizing a loss of $20.0 million.

Debt Covenants

Our ability to meet our debt service obligations will depend on future performance, which is subject to general economic conditions and to financial, business, regulatory and other factors affecting our operations, many of which are beyond our control.

We are required to comply with certain covenants contained in these agreements, including restrictions on our ability to:

o	incur indebtedness
o	grant liens on our assets
o	enter into sale/leaseback transactions
o	make investments, acquisitions, or divestitures
o	pay dividends
o	make certain other restricted payments without the written consent of the lenders

If we are unable to maintain the financial ratios required under our bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross-acceleration provisions, including the senior notes, may also be accelerated to become due and payable immediately. If any of these events should occur, we may not be able to pay such amounts.

We were in compliance with all applicable covenants at September 30, 2003.

FINANCIAL CONDITION

September 30,	2003	2002	Increase
(In millions)
Total assets	$4,185.2	$3,315.8	$869.4	26%
Total liabilities	2,497.8	1,882.7	615.1	33%
Total stockholders’ equity	1,687.5	1,433.1	254.3	18%

Total assets increased $869.4 million during fiscal 2003 primarily due to increased cash related to the issuance of the Debentures, operating cash flows, and proceeds from sales of discontinued operations.

Total liabilities increased $615.1 million during fiscal 2003 primarily from the issuance of the Debentures.

Total stockholders’ equity increased $254.3 million primarily as the result of net income generated during the current period, offset by treasury stock repurchases and dividend distributions. Additional paid-in capital also increased as the result of employee stock plans.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations. See Note 13 of our Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our minimum contractual obligations and commercial commitments, including obligations of discontinued operations, as of September 30, 2003 and the effect we expect them to have on our liquidity and cash flow in future periods.

Our senior notes are presented at the principal amount due at maturity. The amount of our Debentures presented in the table is net of unamortized discount as of September 30, 2003. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value plus accrued and unpaid cash interest, if any, on January 29, 2006, 2008, 2013, 2018, 2023 and 2028. The accreted value will be $605.7 million at January 29, 2006, $627.1 million at January 29, 2008, and $969.8 million at maturity on January 29, 2033. See Note 8 of our Consolidated Financial Statements.

Payments due to jackpot winners consist of the gross amounts due for jackpots won. Our jackpot liabilities at September 30, 2003, also reflect an accrual for $156.3 million for the present value of jackpots not yet won. The timing of these payments cannot be determined as they have not been won and are not included in the table below. Our jackpot liabilities are partially funded by investments to fund jackpot liabilities of $375.0 million and restricted cash of $85.5 million at September 30, 2003. See Note 10 of our Consolidated Financial Statements.

Our licensee commitments relate to certain licensee agreements that contain minimum guarantee payments against royalties due.

All items except operating leases were recorded in our balance sheet at September 30, 2003. See Note 9 of our Consolidated Financial Statements.

	2004	2005	2006	2007	2008	Thereafter	Total
(In millions)
Seniors notes, principal	$400.0	$--	$--	$--	$0.1	$569.6	$ 969.7
Debentures, net	--	--	581.6	--	--	--	581.6
Credit facilities	6.8	--	--	--	--	--	6.8
Capital leases	1.5	--	--	--	--	--	1.5
Gross payments due to
jackpot winners	46.9	41.5	41.5	41.4	41.3	361.2	573.8
Licensee commitments	1.5	2.1	1.6	0.5	0.3	--	6.0
Operating leases	12.8	10.0	7.2	3.8	2.1	1.0	36.9

Total commitments	$469.5	$53.6	$631.9	$45.7	$43.8	$931.8	$ 2,176.3

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

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

At September 30, 2003, our net foreign currency exposure totaled $39.7 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency. These exposures were hedged with $28.1 million in forward currency contracts. At September 30, 2002, we had net foreign currency exposure of $31.2 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $52.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts. The hedge for the firm commitment was designated a fair value hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and there was no hedge ineffectiveness.

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

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimated that a 10% change in foreign exchange rates would have impacted reported equity by approximately $2.2 million at September 30, 2003 versus $3.2 million at September 30, 2002. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in proprietary gaming. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimated that a 10% decline in interest rates would have reduced our gross profit by $13.2 million in fiscal 2003 and $11.3 million in fiscal 2002. We do not currently manage this exposure with derivative financial instruments.

Our outstanding senior notes carry interest at fixed rates. If interest rates increased by 10%, we estimated the fair market value of these notes would have decreased approximately $14.2 million at September 30, 2003 and $24.2 million at September 30, 2002.

In the fourth quarter of 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to strategically diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. Based on rates prevailing at September 30, 2003, these swaps reduced our effective interest rate from 8.375% to approximately 6.9% on the senior notes due in 2009.

Convertible Debentures Price Risk

The fair value of our Debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimated a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $31.8 million. Assuming our stock price is held constant, we estimated a 10% increase in interest rates would decrease the fair value of our convertible debentures by $1.4 million.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements	Page

Independent Auditors' Report	37

Consolidated Statements of Income
for the years ended September 30, 2003, 2002, and 2001	38

Consolidated Balance Sheets
at September 30, 2003 and 2002	39

Consolidated Statements of Cash Flows
for the years ended September 30, 2003, 2002, and 2001	40

Consolidated Statements of Changes in Stockholders' Equity
for the years ended September 30, 2003, 2002, and 2001	42

Notes to Consolidated Financial Statements	43

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended September 30, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
December 1, 2003

CONSOLIDATED STATEMENTS OF INCOME

Years ended September 30,	2003	2002	2001
(in thousands except per share amounts)
Revenues
Product sales	$1,068,598	$846,080	$824,267
Gaming operations	1,059,539	882,432	374,942

Total revenues	2,128,137	1,728,512	1,199,209

Costs and expenses
Cost of product sales	545,453	482,490	493,201
Cost of gaming operations	487,779	403,129	171,087
Selling, general and administrative	272,151	221,673	180,421
Depreciation and amortization	46,700	41,287	20,252
Research and development	94,932	77,921	62,526
Provision for bad debts	14,574	18,032	19,073

Total costs and expenses	1,461,589	1,244,532	946,560

Earnings (losses) of unconsolidated affiliates	(606)	32,470	142,630

Income from operations	665,942	516,450	395,279

Other income (expense)
Interest income	52,908	50,423	49,819
Interest expense	(116,854)	(116,021)	(102,039)
Gain (loss) on the sale of assets	(298)	(192)	412
Other	(3,154)	(41,811)	(3,999)

Other expense, net	(67,398)	(107,601)	(55,807)

Income from continuing operations before tax	598,544	408,849	339,472
Provision for income taxes	223,257	154,136	125,537

Income from continuing operations	375,287	254,713	213,935

Discontinued operations,
net of tax of $9,186 and $9,956	15,440	16,452	--

Net income	$390,727	$271,165	$213,935

Basic earnings per share
Continuing operations	$1.09	$0.75	$0.72
Discontinued operations	0.05	0.05	--

Net income	$1.14	$0.80	$0.72

Diluted earnings per share
Continuing operations	$1.07	$0.74	$0.70
Discontinued operations	0.04	0.05	--

Net income	$1.11	$0.79	$0.70

Weighted average shares outstanding
Basic	344,041	338,371	295,404
Diluted	351,316	344,195	306,100

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

September 30,	2003	2002
(In thousands, except shares and par value)
Assets
Current assets
Cash and cash equivalents (restricted $85,479 and $85,886)	$1,311,558	$416,707
Investment securities, at market value	4,013	13,493
Accounts receivable, net of allowances for doubtful
accounts of $20,945 and $18,072	351,723	301,929
Current maturities of long-term notes and
contracts receivable, net	83,752	60,710
Inventories	147,066	139,468
Investments to fund liabilities to jackpot winners	41,502	39,932
Deferred income taxes	29,743	3,511
Prepaid expenses and other	34,383	46,310
Assets of discontinued operations held for sale	69,967	241,842
Other assets held for sale	4,521	--

Total current assets	2,078,228	1,263,902

Long-term notes and contracts receivable, net	145,120	136,629
Property, plant and equipment, net	261,620	255,906
Investments to fund liabilities to jackpot winners	333,454	329,802
Deferred income taxes	94,918	82,916
Intangible assets, net	218,184	249,801
Goodwill, net	980,427	967,424
Other assets	73,280	29,438

	$4,185,231	$3,315,818

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of long-term notes payable	$406,147	$2,863
Accounts payable	65,259	75,978
Jackpot liabilities	164,089	167,097
Accrued employee benefit plan liabilities	57,771	46,171
Dividends payable	34,554	--
Accrued interest	29,988	29,998
Accrued income taxes	31,928	45,237
Other accrued liabilities	137,769	107,011
Liabilities of discontinued operations	17,576	38,941

Total current liabilities	945,081	513,296
Long-term notes payable, net of current maturities	1,146,759	969,138
Long-term jackpot liabilities	377,043	380,567
Other liabilities	28,870	19,673

	2,497,753	1,882,674

Commitments and contingencies	--	--

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares
authorized; 703,348,533 and 696,667,752 shares issued	110	109
Additional paid-in capital	1,537,111	1,451,385
Treasury stock: 357,806,048 and 349,362,448 shares, at cost	(1,691,959)	(1,530,434)
Deferred compensation	(12,697)	(10,748)
Retained earnings	1,858,658	1,528,284
Accumulated other comprehensive loss	(3,745)	(5,452)

	1,687,478	1,433,144

	$4,185,231	$3,315,818

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30,	2003	2002	2001
(In thousands)
Cash flows from operating activities
Net income	$390,727	$271,165	$213,935

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	133,987	131,489	63,348
Discounts, premiums and deferred offering costs	12,655	1,197	2,939
Stock based compensation	4,361	3,348	1,269
Provision for bad debts	14,574	18,032	19,073
Provision for inventory	15,687	16,853	21,088
(Gain) loss on sale of assets	298	192	(412)
Loss on redemption of debt	1,057	21,176	--
Loss on sale of discontinued operations	13,943	--	--
(Increase) decrease in operating assets:
Receivables	(105,427)	5,557	(22,430)
Inventories	(21,634)	16,824	(31,581)
Prepaid expenses and other	10,407	36,687	(19,139)
Other assets	(39,865)	(6,337)	(19,553)
Net accrued and deferred income taxes, net of
tax benefit of employee stock plans	(20,119)	46,628	19,931
Increase (decrease) in accounts payable and
accrued liabilities	18,567	(10,700)	16,425
Earnings of unconsolidated affiliates
less than (in excess of) distributions	606	10,881	(3,637)

Total adjustments	39,097	291,827	47,321

Net cash provided by operating activities	429,824	562,992	261,256

Cash flows from investing activities
Investment in property, plant and equipment	(30,785)	(29,651)	(34,651)
Investment in gaming operations equipment	(88,945)	(76,718)	(63,106)
Proceeds from sale of property, plant and equipment	406	1,394	1,402
Proceeds from sale of other assets	--	14,000	--
Proceeds from sale of discontinued operations	155,078	--	--
Investment securities:
Purchases	--	(12,715)	(3,891)
Proceeds	10,000	8,030	13,891
Investments to fund liabilities to jackpot winners:
Purchases	(21,691)	(18,454)	(16,011)
Proceeds	39,581	36,192	27,814
Loans receivable:
Cash advanced	(11,260)	(5,869)	(40,179)
Payments received	25,658	21,766	29,652
Investment in unconsolidated affiliates	(400)	(1,040)	(420)
Acquisition of businesses	--	124,060	(31,177)

Net cash provided by (used in) investing activities	77,642	60,995	(116,676)

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30,	2003	2002	2001
(In thousands)
Cash flows from financing activities
Long-term debt:
Proceeds	564,973	1,974	5,093
Principal payments	(5,265)	(368,414)	(18,604)
Premium paid on early redemption	(980)	(46,279)	--
Jackpot liabilities:
Collections to fund jackpot liabilities	257,758	203,942	74,509
Payments to winners	(287,398)	(187,631)	(68,106)
Proceeds from employee stock plans	49,083	72,762	43,726
Dividends paid	(25,799)	--	--
Share repurchases	(161,321)	(249,270)	(62,807)

Net cash provided by (used in) financing activities	391,051	(572,916)	(26,189)

Effect of exchange rate changes on cash
and cash equivalents	(3,666)	1,402	936

Net increase in cash and cash equivalents	894,851	52,473	119,327
Cash and cash equivalents at:
Beginning of year	416,707	364,234	244,907

End of year	$1,311,558	$416,707	$364,234

Supplemental Cash Flows Information

Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

September 30,	2003	2002	2001
(In thousands)
Payments of interest	$81,714	$96,977	$88,339
Payments of income taxes	250,180	113,833	115,472

Non-cash items:
Tax benefit of employee stock plans	28,329	33,735	38,765
Treasury stock acquired for options exercised	203	--	2,650
Increase in notes receivable from the sale of the Pala
management contract	--	63,000	--
Dividends declared, but not yet paid	34,554	--	--
Interest accretion for investments to fund jackpot liabilities	23,157	21,682	17,123

Investing and financing transactions accrued in
2001, but cash paid in 2002:
Investment purchases	--	--	1,838
Principal payments on debt	--	--	8,000
Purchases of treasury stock	--	--	35,280

Acquisitions and purchase price adjustments within
12 months subsequent to acquisition:
Fair value of assets acquired	(1,892)	1,559,597	53,218
Fair value of liabilities assumed	1,892	714,280	22,041
Fair value of equity issued, net	--	969,377	--

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS’ EQUITY

September 30,	2003	2002	2001
(In thousands)
Common stock
Balance at beginning of year:
696,668; 626,532; and 614,960 shares	$109	$98	$96
Employee stock plans:
6,681; 10,528; and 11,572 shares	1	2	2
Anchor acquisition: 59,608 shares in 2002	--	9	--

Balance at end of year: 703,349 shares at 2003	$110	$109	$98

Additional paid-in capital
Balance at beginning of year	$1,451,385	$365,233	$278,825
Employee stock plans shares issued	49,286	72,760	46,374
Tax benefit of employee stock plans	28,329	33,735	38,765
Stock-based compensation	8,111	123	1,269
Anchor acquisition shares issued	--	979,534	--

Balance at end of year	$1,537,111	$1,451,385	$365,233

Treasury stock
Balance at beginning of year	$(1,530,434)	$(1,316,444)	$(1,215,707)
Share repurchases	(161,525)	(213,990)	(100,737)

Balance at end of year	$(1,691,959)	$(1,530,434)	$(1,316,444)

Deferred stock-based compensation
Balance at beginning of the year	$(10,748)	$--	$--
Stock-based compensation	(1,949)	3,225	--
Anchor acquisition	--	(13,973)	--

Balance at end of year	$(12,697)	$(10,748)	$--

Retained earnings
Balance at beginning of year	$1,528,284	$1,257,119	$1,043,184
Dividends declared	(60,353)	--	--
Net income	390,727	271,165	213,935

Balance at end of year	$1,858,658	$1,528,284	$1,257,119

Accumulated comprehensive loss
Balance at beginning of year	$(5,452)	$(9,893)	$(9,813)
Other comprehensive income (loss)	1,707	4,441	(80)

Balance at end of year	$(3,745)	$(5,452)	$(9,893)

Comprehensive income
Net income	$390,727	$271,165	$213,935
Other comprehensive income (loss)	1,707	4,441	(80)

Total comprehensive income	$392,434	$275,606	$213,855

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and include all adjustments necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented. Certain amounts in the comparative prior years’ consolidated financial statements have been reclassified to be consistent with the presentation used in the current fiscal year.

Our consolidated financial statements include the accounts of International Game Technology and all of its majority owned or controlled subsidiaries. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method. For strategic marketing alliances for which no separate legal entities exist, we recognize all assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliances.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 in each year. Our results of operations contain 52 weeks for all years presented. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all fiscal periods are presented as ending on the calendar month end.

Use of Estimates

Our consolidated financial statements have been prepared in conformity with US GAAP. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory obsolescence, investments, long-lived assets, prepaid and deferred royalties, income taxes, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

Product Sales

Revenues in our product sales segment are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, equipment and services. We recognize revenue upon delivery of our products to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of incentive rebates or discounts. Revenue related to customized R&D contracts is recognized as the related work is delivered. We recognize license fee revenue from business affiliates over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. Our sales credit terms are normally 120 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to five years with interest recognized at prevailing rates.

Revenue from the sale of software and license fee agreements is recognized based on basic and key conditions of each agreement. If software does not require substantial customization, modification, or production, then as any other product, revenue is recognized based on our general revenue recognition policy. We defer recognition of revenue for software license agreements that include multiple elements until the fair value of the delivered elements can be fairly established or all essential elements of the arrangement have been delivered. Software license agreements with post-contract customer support terms are recognized ratably over the term of the contract including a proportionate amount of any discount given.

Proprietary Gaming

Our proprietary gaming segment is comprised of our wholly-owned gaming operations, which includes activities that we perform on behalf of our strategic marketing alliances for which no separate legal entities exist, as well as our unconsolidated joint venture activities reported as earnings of unconsolidated affiliates. Because our joint venture operations are an integral part of our business and the nature of the products and management are the same, our earnings of unconsolidated affiliates are included as a component of income from operations. IGT and Anchor were 50% partners in our largest joint venture, The Spin For Cash Joint Venture (JV). Subsequent to the acquisition of Anchor on December 30, 2001, the activities of the JV have been consolidated.

Revenues in our proprietary gaming segment are of a recurring nature based on the lease of gaming machines and equipment under customer participation agreements. We distribute our proprietary games in both casinos and government sponsored gaming markets under a broad spectrum of recurring revenue pricing arrangements including:

o	WAP systems
o	stand alone participation and flat fee
o	equipment leasing and rental
o	hybrid pricing or premium products that include a recurring fee attached to a for-sale game

WAP games differ from stand-alone and hybrid games in that they are electronically linked, inter–casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. WAP game revenues are recognized based on a percentage of coin-in generated by the game. Revenues from stand-alone games are recognized based on a percentage of the net win that the game generates or on a flat fee basis with the passage of time. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin-in either directly to IGT or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

Our linked progressive systems in Iowa are operated under a trust consisting of one member from each Iowa casino operating multi-linked games related to the trust. As administrator, IGT provides all of the services associated with the operation of the trust. Fees paid to IGT consist of funds generated by the trust in excess of the amount necessary to fund the jackpot liabilities. IGT recognizes revenue based on the trust profits. In Atlantic City, New Jersey, our linked progressive slot system operations are administered by several trusts managed by representatives of the participating casinos. Separate trusts exist for each system linked by a progressive meter. Fees paid to IGT are a function of each trust's cash flow capacity, with a maximum at a set contractual amount. We recognize revenues from these trusts based on estimated collectibility.

Discontinued Operations

Revenue from the sale of lottery and pari-mutuel gaming systems equipment and related parts was recognized upon delivery to the customer. Revenues from sales of lottery and video gaming central site systems (including customized software and equipment) were recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Prior to revenue recognition on central site systems, costs incurred were applied against progress billings and recorded as a net accrued liability or other current asset as appropriate. Systems contract services revenue was recognized as the services were performed. These long-term service contracts required the operation of lottery and pari-mutuel wagering networks and the related revenue was based on a percentage of sales volume, which fluctuated over the lives of the contracts. See Note 2.

In accordance with industry practice, we recognized casino gaming revenue as the net win from casino operations, which is the difference between amounts wagered and payments made to casino players. Slot route revenue was recognized based on our share of coins wagered or on our share of net win. The retail value of complimentary food and beverage furnished gratuitously to customers was excluded from revenue. Revenue was also reported net of cash rebates accrued to customers as part of the casino loyalty programs. See Note 2.

Research and Development

Our products reach technological feasibility shortly before the products are released to manufacturing and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs. R&D performed for specific customers is charged to cost of product sales when the related sale is recorded.

Earnings Per Share

Earnings per share are computed on the weighted average number of common and potential shares outstanding. See Note 12.

Pro forma Stock Based Compensation Expense

On October 1, 1996, we adopted SFAS 123, Accounting for Stock Based Compensation, which establishes a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock based compensation plans in accordance with APB 25, which determines the compensation cost of stock options issued for non-variable plans such as ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock based compensation plans are predominantly plans where the option price is equal to or greater than the price the stock would be in an offer to all shareholders and therefore, no compensation cost is recorded. Compensation cost is incurred, however, when the terms of an outstanding option are modified, or converted in an acquisition and a portion of the purchase price is allocated to the unvested options.

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

Years ended September 30,	2003	2002	2001
(In thousands, except earnings per share and assumptions)
Reported net income	$390,727	$271,165	$213,935
Reported stock compensation, net of tax	2,734	2,085	1,269
Pro forma stock compensation, net of tax	(21,343)	(18,560)	(10,789)

Pro forma net income	$372,118	$254,690	$204,415

Basic earnings per share
As reported	$1.14	$0.80	$0.72
Pro forma	1.08	0.75	0.69
Diluted earnings per share
As reported	$1.11	$0.79	$0.70
Pro forma	1.06	0.74	0.67
Weighted average fair value per share of options
granted during the year	$5.72	$5.68	$4.19

Weighted average assumptions:
Interest rates	1.79%	2.98%	4.30%
Dividend yields	0.24%	--	--
Expected volatility	0.38	0.42	0.41
Expected life (years)	3.18	3.43	3.68

Cash and Cash Equivalents

Cash and cash equivalents includes operating cash and restricted cash required for funding progressive systems jackpot payments. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash equivalents. Such investments are stated at cost, which approximates market.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

September 30,	2003	2002
(In thousands)
Raw materials	$71,263	$64,649
Work-in-process	7,622	5,267
Finished goods	68,181	69,552

Total inventories	$147,066	$139,468

Investments to Fund Liabilities to Jackpot Winners

These investments represent discounted US treasury or agency securities purchased to meet obligations for annual payments to progressive systems jackpot winners. We have both the intent and ability to hold these investments to maturity and, therefore, classify them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Many jurisdictions require us to obtain regulatory approval on any liquidation of annuity investments to fund jackpot liabilities.

Property, Plant and Equipment

We depreciate our property, plant and equipment using the straight-line method. Maintenance and repairs are expensed as incurred, improvements are capitalized, and gains or losses on disposal are included in other income and expense.

			Useful lives
September 30,	2003	2002	in years
(In thousands)
Land	$20,112	$21,557
Buildings	83,870	85,784	30 - 40
Gaming operations equipment	296,288	252,321	2 - 3
Manufacturing machinery and equipment	168,317	155,778	2 - 15
Leasehold improvements	7,973	6,990	lease term
Construction in process	24,030	8,572

Total	600,590	531,002
Less accumulated depreciation	(338,970)	(275,096)

Property, plant and equipment, net	$261,620	$255,906

Intangible Assets and Goodwill

We amortize our finite lived intangible assets to reflect the pattern in which the economic benefits for the assets will be consumed based on projected usage and revenues over one to 17 years. We amortize intangible assets with an increasing revenue stream using the straight-line method and those with a declining revenue stream on an accelerated basis. We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. See Note 7.

We evaluate the carrying value of our intangible assets and goodwill for impairment at least annually in August or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets, and is recognized as a component of income from operations.

Other Assets

Other assets are primarily comprised of prepaid or deferred royalty costs, deferred debt offering costs, and deposits.

Prepaid and deferred royalties

Prepaid and deferred royalties consist primarily of royalty and license fees paid for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. We have classified prepaid and deferred royalty costs as current and non-current assets based on the period of expected consumption related to projected revenues. We amortize royalties to cost of product sales or cost of gaming operations over the period of expected consumption related to projected usage and revenues.

We evaluate the future realization of prepaid and deferred royalties quarterly. Portions deemed unrealizable related to royalties incurred after the related product has been released for general distribution are charged to cost of product sales or cost of gaming operations. Royalties deemed unlikely to be realized before the related product has been released for general distribution are charged to R&D expense.

Deferred Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. We determine the net current and noncurrent deferred tax assets or liabilities separately for federal, state, and foreign jurisdictions.

Derivatives

We recognize all derivatives as either assets or liabilities at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our net exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program is to minimize the impact to our earnings resulting from exchange rate changes. The counter parties to our agreements are major commercial banks and we believe that losses related to credit risk are remote. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

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

Additionally, we hedge significant firm sales commitments denominated in foreign currency with forward exchange contracts to protect the US dollar value of the revenues. These forward exchange contracts have been designated as fair value hedges under SFAS 133 and related gains or losses are recorded as a component of the hedged transaction in other income or expense. Time value is excluded from effectiveness testing.

Interest Rate Management

We use interest rate swap agreements to strategically diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each interest rate swap agreement is matched with all or a portion of the then outstanding principal balance and remaining term of a specific debt obligation. The agreements involve the exchange of fixed interest rates for variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. Our interest rate swap agreements qualify for the short cut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. We record an asset or liability for the change in the fair value of the swap instruments, with an offsetting adjustment to the carrying value of the related debt.

Jackpot Liabilities and Expenses

IGT recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund these jackpots in the future. Jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates eligible for use in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

The most recent history pattern indicates that approximately 85% of winners will elect the single payment option. We fund jackpot installment payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities, we use current market prime, treasury, and agency rates weighted based on the historical single-payment election ratio. Additionally, we estimate our current liabilities for jackpots not yet won based on our historical experience with winners’ payment elections, in conjunction with the theoretical projected number of jackpots expected to hit within one year.

Foreign Currency Translation

The functional currency of certain IGT international subsidiaries is the local currency. For those subsidiaries, we translate assets and liabilities at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in income. For subsidiaries whose functional currency is the US dollar, gains and losses on non-US dollar denominated assets and liabilities are recorded in income.

Recently Issued Accounting Standards

SFAS 143

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

SFAS 145

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of APB 30. We adopted SFAS 145 at the beginning of fiscal 2003. Accordingly, losses on the extinguishment of debt that were classified as extraordinary items in prior periods have been reclassified to other expense in continuing operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 148

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement were effective for our interim financial statements beginning with our quarter ended March 2003.

SFAS 149

In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS 133 and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 150

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial position.

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

FIN 46

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first period ending after December 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003.

We continue to evaluate the impact of this interpretation on our financial condition and results of operations. Based on our analysis, we will be required to consolidate the progressive systems trusts in Iowa and New Jersey when the consolidation requirements become effective for our quarter ending December 2003. Our linked progressive systems in Iowa and New Jersey are administered by trusts that collect contribution fees from participating casinos and manage the jackpot liabilities and payments to winners. At September 30, 2003, these unconsolidated entities collectively recorded total assets of $203.5 million, total liabilities of $209.4 million, including $19.7 million due to IGT that will be eliminated upon consolidation, and total revenues for the quarter ended September 2003 of $40.7 million. The related expenses of the trust will be eliminated against revenues of IGT. As a result, we do not believe that consolidation of these entities will have a material impact to our net income. We are not able to estimate the maximum exposure to loss as a result of our involvement with these entities as it is based on future operations of the linked progressive jackpot systems. Historically, we have incurred no losses as a result of our involvement in these entities since the first trust was formed in 1990.

2.      Acquisitions, Divestitures and Discontinued Operations

Acquisitions

Acres

On October 27, 2003, IGT completed the acquisition of Acres, which specializes in the development of gaming systems technology that enables casino operators to increase patron loyalty. Under the terms of the agreement, IGT paid $11.50 in cash for each outstanding share of Acres common stock for an aggregate purchase price of approximately $125.0 million. We believe this business combination will provide us the ability to work more closely with the Acres gaming systems technology to develop more integrated gaming systems products, as well as increase our competitive marketing capacity.

Anchor

On December 30, 2001, we completed the acquisition of Anchor, our partner in the Spin for Cash Joint Venture (JV) since 1996. The most notable change to our financial results following this acquisition was the consolidation of the JV. Prior to the Anchor acquisition, we accounted for the JV under the equity method, whereby revenues were reflected net of expenses in earnings of unconsolidated affiliates. This acquisition gave us additional opportunities to combine our complementary resources for the development of new games and become a more effective supplier to the gaming markets, especially enhancing our presence in the government-operated public gaming sector.

The aggregate purchase price paid for Anchor was $986.9 million, plus the assumption of Anchor’s outstanding debt of $337.0 million, net of discount. The purchase price included 56.9 million shares of IGT common stock valued at $14.88 per share (adjusted for the four-for-one stock split) exchanged for Anchor common stock, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the acquisition, and $3.5 million of transaction costs. The share price used to determine the purchase price for accounting purposes was based on the average closing market prices of IGT’s common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the acquisition announcement on July 9, 2001.

We finalized our allocation of the Anchor acquisition purchase price in December 2002 under the guidance of SFAS 141. See Note 7 for the purchase price allocation to identifiable intangible assets and goodwill. The following table presents our final allocation of the Anchor acquisition purchase price and the resulting consolidation of the JV:

		Discontinued
		Operations	Continuing
	Total	Reclass	Operations
(In thousands)
Cash acquired	$123,104	$--	$123,104
Assets held for sale	77,000	249,001	326,001
Accounts and notes receivable	88,156	(18,423)	69,733
Inventory	18,974	(5,383)	13,591
Property and equipment	153,926	(98,617)	55,309
Investments to fund liabilities to jackpot winners	102,880	--	102,880
Identifiable intangible assets	288,839	(106,171)	182,668
Goodwill	853,614	(16,978)	836,636
Investment in JV	(64,758)	--	(64,758)
Other current assets	27,520	(1,290)	26,230
Other long-term assets	2,446	(2,139)	307

Total assets	$1,671,701	$--	$1,671,701

Accounts payable	$14,370	$(2,807)	$11,563
Liabilities of discontinued operations	--	42,666	42,666
Notes payable and capital lease obligations	377,292	(12,918)	364,374
Jackpot liabilities	168,610	--	168,610
Other liabilities	142,052	(26,941)	115,111

Total liabilities	702,324	--	702,324

Deferred compensation	(13,973)	--	(13,973)
Common stock and additional paid-in capital	983,350	--	983,350

Total equity	969,377	--	969,377

Total liabilities and equity	$1,671,701	$--	$1,671,701

The following unaudited pro forma financial information is presented as if the Anchor acquisition had been made at the beginning of fiscal 2002:

Years ended September 30,	2003	2002
(In thousands)	(Actual)	(ProForma)
Total revenues	$2,128,137	$1,877,512
Income from continuing operations	375,287	267,054
Income from discontinued operations	15,440	17,302
Net income	390,727	284,356
Earnings per share
Basic	$1.14	$0.84
Diluted	$1.11	$0.83

Silicon

In March 2001, we acquired Silicon Gaming (Silicon) for a cash price of $34.0 million. This amount was allocated to net assets consisting primarily of identifiable intangibles, offset by deferred tax liabilities and debt assumed. The identifiable intangibles were primarily patent rights valued at $56.4 million with useful lives of 15 to 17 years. There was no excess purchase price over the net assets acquired. We paid off Silicon’s long-term debt of $13.4 million immediately following the acquisition. Silicon designed and manufactured innovative wagering products and held a library of game applications.

Divestitures and Discontinued Operations

As we determined certain operations acquired with Anchor were not a strategic fit with our core business strategy and committed to a plan to sell them, they were reclassified to discontinued operations and assets held for sale for all periods presented. We ceased depreciation and amortization for discontinued operations upon reclassification to assets held for sale.

o	In June 2002, we committed to a plan to sell the two Colorado casinos (Colorado Central Station and
Colorado Grande Casino) and the Nevada slot route operations. In February 2003, we closed the sale of substantially all of the assets of the Anchor Coin Nevada slot route operations for a cash price of
$60.5 million. In April 2003, we closed the sale of the two Colorado casinos for total cash proceeds of $82.3 million. Collectively, we recognized a gain of $184,000 on these divestitures. These operations previously comprised our casino operations segment.

o	In March 2003, we committed to a plan to sell the pari-mutuel wagering business, United Tote (UT).
We recorded a loss on sale of $8.9 million, net of tax, upon closing the sale in September 2003 for a cash price of $12.3 million.

o	In September 2003, we signed a definitive agreement to sell IGT OnLine Entertainment
Systems, Inc. and the lottery systems business of VLC, Inc., collectively referred to as OnLine Entertainment Systems (OES). The sale closed in November 2003. Based on our preliminary working capital adjustment, we will receive cash proceeds of approximately $149.0 million and expect to recognize a gain on the sale of approximately $55.0 million, net of tax. The UT and OES operations previously comprised our lottery systems segment.

The results of our discontinued operations are summarized below:

Years ended September 30,	2003	2002
(In thousands)
Net revenue	$226,287	$207,996

Income before tax	$38,569	$26,408
Provision for income taxes	14,386	9,956

Income from discontinued operations, net of tax	24,183	16,452

Loss on sale of discontinued operations before tax	(13,943)	--
Income tax benefit	5,200	--

Loss on sale of discontinued operations, net of tax	(8,743)	--

Income (loss) from discontinued operations, net of tax	$15,440	$16,452

Assets and liabilities related to discontinued operations were comprised of the following as of:

September 30,	2003	2002
(In thousands)
Cash	$8,159	$14,824
Accounts receivable, net	11,795	14,140
Other current assets	1,205	7,563
Property and equipment, net	28,880	91,153
Intangible assets	19,776	93,175
Goodwill	--	16,978
Other non-current assets	152	4,009

Total assets of discontinued operations held for sale	$69,967	$241,842

Current liabilities	$17,576	$35,079
Non-current liabilities	--	3,862

Total liabilities of discontinued operations	$17,576	$38,941

Other balances related to discontinued operations included:
Deferred compensation	$2,215	$2,931
Deferred tax liabilities	7,840	27,513

Additionally, as a result of integrating certain VLC operations acquired with Anchor into our Reno, Nevada facility in June 2003, we reclassified $4.5 million related to the Bozeman, Montana building to other assets held for sale.

3.      Investment Securities

Available-for-sale investment securities consisted of the following as of:

	Net	Gross Unrealized		Market
September 30,	Cost	Gains	Losses	Value
(In thousands)
2003
Equity securities	$3,767	$ 246	$ --	$4,013

2002
Equity securities	$13,767	$ --	$ (274)	$13,493

Below is a summary of sales of available-for-sale securities:

Years ended September 30,	2003	2002	2001
(In thousands)
Proceeds from sales	$10,000	$8,030	$13,891
Gross realized gains	--	--	548
Gross realized losses	--	(15)	(110)

4.      Investments to Fund Liabilities to Jackpot Winners

Securities in this held-to-maturity portfolio have maturity dates through 2028. Investments to fund liabilities to jackpot winners consisted of the following:

	Amortized	Gross Unrealized		Market
September 30,	Cost	Gains	Losses	Value
(In thousands)
2003
US Treasury and Agency securities	$374,956	$53,205	$(753)	$427,408

2002
US Treasury and Agency securities	$369,734	$62,601	$(208)	$432,127

5.     Notes and Contracts Receivable

IGT grants customers extended payment terms under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold. The following table presents our estimated future collections of notes and contracts receivable, net of allowances, as of September 30, 2003.

Fiscal Year	Estimated Receipts
(In thousands)
2004	$83,752
2005	53,514
2006	29,752
2007	18,994
2008	18,229
Thereafter	24,631

$228,872

The following allowances for doubtful notes and contracts were netted against current and long-term maturities.

September 30,	2003	2002
(In thousands)
Current	$20,393	$22,066
Long-term	13,645	15,062

	$34,038	$37,128

Loan Financing

We also provided loan financing to selected customers for purposes other than the purchase of gaming equipment, generally for terms of one to ten years with interest at prevailing rates. Included in our total notes and contracts receivable were financing loans of this nature totaling $109.6 million at September 30, 2003 and $121.3 million at September 30, 2002. Allowances for doubtful loans totaled $3.6 million at September 30, 2003 and $2.8 million at September 30, 2002.

Pala Note

On December 23, 2001, Anchor entered into an agreement with the Pala Band of Mission Indians (Pala) and Jerome H. Turk to sell its interest in the management agreement for the Pala Casino in San Diego, California. The transaction was completed during the quarter ended March 31, 2002. Pala agreed to pay Anchor $77.0 million, consisting of $14.0 million in cash and $63.0 million by delivery of a subordinated secured promissory note on which interest began to accrue effective January 1, 2002. The note requires monthly principal payments of $875,000 plus accrued interest through January 2005, at which time a balloon payment of $31.5 million is due and payable. The promissory note bears interest at 6% for the first year, 7% for the subsequent year, and 8% for the final year. The agreement was classified as an asset held for sale in the Anchor purchase price allocation and we recorded no gain or loss on the transaction. As of September 30, 2003, the outstanding balance of this note totaled $46.4 million.

CMS Note

In September 1993, we sold our equity ownership interest in CMS-International (CMS) to Summit Casinos-Nevada, Inc., whose owners included senior management of CMS. CMS was restructured in November 1999, at which time we purchased the notes from the lender and restructured the terms with the new owners. The revised notes call for monthly payments of principal and interest with a maturity date of December 31, 2008. The notes remain fully collateralized by the respective casino properties. At September 30, 2003, the outstanding balances of these notes totaled $8.4 million.

6.     Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash balances at several financial institutions in amounts, which at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. We did not have sales to a single customer that exceeded 10% of revenues during 2003, 2002 or 2001. The receivable related to the sale of the Pala management contract acquired with Anchor was included in the California region. The table below shows the composition of our accounts, contracts, and notes receivable at September 30, 2003.

Domestic Regions
California	25%
Nevada	23
Eastern region	11
New Jersey	6
Canada	4
Other US regions, 3% or less individually	22

Total domestic	91

International Regions
Europe	5
Other international, 3% or less individually	4

Total international	9

Total	100%

7.     Intangible Assets and Goodwill

At the beginning of fiscal 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. This pronouncement requires that goodwill and indefinite-lived intangible assets no longer be amortized but instead tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives. There was no impairment of goodwill upon adoption of SFAS 142. No impairment was charged to goodwill in fiscal 2002 or 2003.

With the commitment to sell certain operations acquired with Anchor, we reclassified the final Anchor purchase price allocation to identifiable intangible assets and goodwill as shown in the table below. In-process R&D was charged to expense immediately subsequent to the acquisition because no future alternative use existed. The goodwill related to Anchor is not deductible for tax purposes.

Anchor Purchase Price Allocation to Intangible Assets and Goodwill
	Continuing	Discontinued
	Operations	Operations	Total
(In thousands)
Finite Lived Intangible Assets
Patents	$166,400	$--	$166,400
Contracts	6,100	73,754	79,854
Trademarks	7,163	2,852	10,015
Developed Technology	2,405	4,817	7,222
In-Process R&D	600	400	1,000

	182,668	81,823	264,491
Indefinite Lived Intangible Assets
Trademarks	--	24,348	24,348

Total Intangible Assets	$182,668	$106,171	$288,839

Goodwill	$836,636	$16,978	$853,614

In addition to adjustments related to the final Anchor purchase price allocation, we capitalized $4.0 million of purchased patents and $4.9 million of patent legal and registration costs with an average life of 9.4 years during the year ended September 30, 2003. Our fiscal year end intangible assets excluding discontinued operations are presented below.

	2003			2002
	Carrying	Accumulated		Carrying	Accumulated
September 30,	Amount	Amortization	Net	Amount	Amortization	Net
(In thousands)
Finite Lived Intangible Assets
Patents	$251,076	$40,281	$210,795	$242,269	$19,178	$223,091
Contracts	3,500	738	2,762	9,652	3,087	6,565
Trademarks	7,293	4,092	3,201	8,726	1,610	7,116
Developed Technology	2,318	892	1,426	3,500	171	3,329

Total	264,187	46,003	218,184	264,147	24,046	240,101
Indefinite Lived Assets
Trademarks	--	--	--	9,700	--	9,700

Net Carrying Amount	$264,187	$46,003	$218,184	$273,847	$24,046	$249,801

Our aggregate amortization expense, excluding the amount classified as discontinued operations, totaled $25.0 million in fiscal 2003, $21.5 million in 2002, and $5.0 million in 2001. In accordance with SFAS 142, fiscal year 2003 and 2002 results reflected no amortization of goodwill or indefinite lived intangibles. The following table presents our estimated amortization expense for each of the five succeeding years.

Fiscal Year	Amortization
(In thousands)
2004	$ 24,179
2005	22,975
2006	21,962
2007	20,543
2008	19,440

The distribution of goodwill by segment below reflects the final Anchor purchase price allocation.

	Product	Proprietary
Goodwill by Segment	Sales	Gaming	Total
(In thousands)
Aggregate amount acquired	$94,611	$53,998	$148,609
Less accumulated amortization
recognized prior to adoption of SFAS 142	(8,071)	(980)	(9,051)

Balance as of September 30, 2001	86,540	53,018	139,558

Goodwill acquired during fiscal 2002	6,121	819,832	825,953
Foreign currency translation adjustment	1,913	--	1,913

Balance as of September 30, 2002	94,574	872,850	967,424

Adjustments to goodwill during fiscal 2003	11,352	(669)	10,683
Foreign currency translation adjustment	2,320	--	2,320

Balance as of September 30, 2003	$108,246	$872,181	$980,427

The following table presents a reconciliation of previously reported net income and earnings per share for the comparative prior years adjusted for the exclusion of goodwill amortization, net of related tax effects.

Years ended September 30,	2003	2002	2001
(In thousands, except per share amounts)
Reported net income	$390,727	$271,165	$213,935
Goodwill amortization, net of tax	--	--	2,328

Adjusted net income	$390,727	$271,165	$216,263

Reported basic earnings per share	$1.14	$0.80	$0.72
Goodwill amortization, net of tax	--	--	0.01

Adjusted basic earnings per share	$1.14	$0.80	$0.73

Reported diluted earnings per share	$1.11	$0.79	$0.70
Goodwill amortization, net of tax	--	--	0.01

Adjusted diluted earnings per share	$1.11	$0.79	$0.71

8.     Notes Payable

September 30,	2003	2002
(In thousands)
Senior notes, net of unamortized discount	$964,497	$969,138
Zero-coupon senior convertible debentures,
net of unamortized discount	581,622	--
Credit facilities	6,787	2,863

Total	1,552,906	972,001
Less current maturities	(406,147)	(2,863)

Long-term notes payable, net of current maturities	$1,146,759	$969,138

Future notes payable obligations as of September 30, 2003:

			Interest Rate
	Principal	Unamortized	Swap Fair	Notes
	Payments	Discount	Value Adjustment	Payable,net
(In thousands)
2004	$406,787	$(640)	$--	$406,147
2005	--	--	--	--
2006	969,790	(388,168)	--	581,622
2007	--	--	--	--
2008	103	--	--	103
Thereafter	569,575	(3,879)	(662)	565,034

Total	$1,946,255	$(392,687)	$(662)	$1,552,906

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

The Debentures are convertible into 21.1704 shares of our common stock per $1,000 principal amount at maturity under any of the following circumstances:

(i)	during specified conversion periods, if the closing sale prices of our common stock is more than 120% of the accreted conversion price on the first day of such conversion period for at least 20 of the 30 consecutive trading days ending on the first day of such conversion period (for example, the
Debentures would be convertible during the conversion period beginning January 20, 2004 through
April 19, 2004, if the closing price of our common stock is more than $34.18 per share for at least
20 of the 30 consecutive trading days ending on January 20, 2004)
(ii)	during specified periods, if the average trading price for a Debenture is less than 95% of the average closing sale price of our common stock multiplied by the conversion rate for a specified period
(iii)	during any period that our long term senior debt ratings (or the ratings on the Debentures, if rated)
are reduced to below Ba2 by Moody's and below BB by Standard & Poor's or our long-term senior debt
(or the Debentures, if rated) cease to be rated by both rating agencies
(iv)	the Debentures have been called for redemption
(v)	upon the occurrence and continuance of specified corporate transactions

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

IGT entered into a registration rights agreement for the benefit of the holders of the Debentures agreeing to file and keep effective a registration statement covering the resale of the Debentures and underlying common stock by the holders for specified periods of time. Our registration statement on Form S-3 relating to the resale of our Zero-Coupon Convertible Debentures due January 29, 2033 became effective with the SEC on June 16, 2003. If IGT fails to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, IGT will be required to pay certain additional cash interest as liquidated damages until the default under the registration rights agreement is cured. Such liquidated damages range from 0.25% to 0.50% of the accreted value of the Debentures plus accrued and unpaid cash interest, if any.

Senior Notes

In fiscal 1999, we issued $1.0 billion of senior notes in two tranches, $400.0 million at 7.875% due May 15, 2004 and $600.0 million at 8.375% due May 15, 2009, in a private placement subsequently exchanged for registered notes. We may redeem some or all of our senior notes at any time at prices equal to the greater of:

o	100% of the principal amount or
o	the sum of the present value of the principal amount plus all required interest not yet accrued, discounted to the redemption date at the treasury yield plus 50.0 basis points on the 2009 tranch and 37.5 basis points on the 2004 tranch, plus accrued interest

We repurchased principal amounts of the 2009 senior notes totaling $5.2 million in fiscal 2003, $17.2 million in fiscal 2002, and $8.0 million in fiscal 2001. We recorded losses related to these repurchases of $1.1 million in fiscal 2003, $1.2 million in fiscal 2002, and $225,000 in fiscal 2001.

Lines of Credit

Our domestic and foreign borrowing facilities totaled $283.1 million at September 30, 2003. Of this amount, $6.8 million was drawn with an average interest rate of 2.38%, $6.4 million was reserved for letters of credit and the remaining $269.9 million was available for future borrowings.

Anchor’s long-term debt

IGT assumed approximately $337.0 million, net of discount, of Anchor’s long-term debt upon the completion of the acquisition. Immediately following the acquisition, we fully repaid and terminated Anchor’s senior credit facility of $89.5 million. In fiscal 2002, we repurchased substantially all of Anchor’s remaining outstanding 9.875% senior subordinated notes due 2008, primarily in a cash tender offer, recognizing a loss of $20.0 million.

Debt Covenants

We are required to comply with certain covenants contained in these agreements, including restrictions on our ability to:

o	incur indebtedness
o	grant liens on our assets
o	enter into sale/leaseback transactions
o	make investments, acquisitions, dispositions
o	pay dividends
o	make certain other restricted payments without the written consent of the lenders

If we are unable to maintain the financial ratios required under our bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross-acceleration provisions, including the senior notes, may also be accelerated to become due and payable immediately.

We were in compliance with all applicable covenants at September 30, 2003.

9.     Commitments

We lease certain of our facilities and equipment under various agreements for periods through the year 2009. The following table shows future minimum payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003. Certain of the facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For certain leased properties that we no longer use, we have accrued for lease payments, net of anticipated sublease receipts.

	Continuing	Discontinued	Discontinued
	Operating	Operating	Capital
Fiscal Year	Leases	Leases	Leases	Total
(In thousands)
2004	$9,103	$3,717	$1,473	$14,293
2005	6,887	3,147	--	10,034
2006	4,477	2,703	--	7,180
2007	1,628	2,152	--	3,780
2008	247	1,888	--	2,135
Thereafter	--	977	--	977

Total minimum payments	$22,342	$14,584	1,473	$38,399

Less amount representing interest			(12)

Capital lease obligation			1,461
Less current portion			(1,461)

Long-term capital lease obligations			$--

Our total rental expense in continuing operations was approximately $9.4 million for fiscal 2003, $9.7 million for fiscal 2002, and $7.5 million for fiscal 2001. Rental expense in discontinued operations was $17.4 for fiscal 2003 and $17.9 million for fiscal 2002.

10.     Jackpot Liabilities

Jackpot winners may elect to receive a single payment for the present value of the jackpot won or equal annual installments paid over 20 to 26 years.

Future gross payments due to jackpot winners at September 30, 2003:

Fiscal Year	Payments
(In thousands)
2004	$46,862
2005	41,456
2006	41,456
2007	41,456
2008	41,345
Thereafter	361,213

$573,788

Jackpot liabilities include discounted payments due to winners for jackpots previously won, as well as amounts accrued for the cost of funding jackpots not yet won that are contractual obligations of IGT. Jackpot liabilities consisted of:

September 30,	2003	2002
(In thousands)
Gross payments due to jackpot winners	$573,788	$590,450
Unamortized discount	(188,928)	(200,804)
Accrual for jackpots not yet won	156,272	158,018

Total jackpot liabilities	541,132	547,664
Less current portion	(164,089)	(167,097)

Long-term jackpot liabilities	$377,043	$380,567

Interest expense on jackpot liabilities totaled $23.2 million in fiscal 2003, $21.7 million in fiscal 2002, and $17.1 million in fiscal 2001.

11.     Financial Instruments

The carrying amount reflected in our consolidated balance sheets for cash and cash equivalents approximates their respective fair value. All foreign currency and interest rate derivatives are recorded at fair value. The fair value of investments to fund jackpot liabilities, jackpot liabilities, and notes payable are based on quoted market prices. We estimated the fair value of our notes and contracts receivable based on discounted future cash flows. The following financial instruments were not carried at fair value as of:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
September 30,	Amount	Fair Value	Amount	Fair Value
(In thousands)
Notes and contracts receivable	228,872	215,040	197,339	179,329
Investments to fund jackpot payments	374,956	427,408	369,734	432,127
Jackpot liabilities	541,132	593,583	547,664	610,050
Notes payable	1,552,906	1,491,624	972,001	1,044,195

Derivatives

We recognize all derivatives as either assets or liabilities at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program, as defined in our corporate risk management policy, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. The counter parties to these instruments are major commercial banks and we believe that losses related to credit risk are remote. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

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

At September 30, 2003, our net foreign currency exposure totaled $39.7 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency. These exposures were hedged with $28.1 million in forward currency contracts. At September 30, 2002, we had net foreign currency exposure of $31.2 million related to our monetary assets and liabilities denominated in nonfunctional foreign currency and $52.6 million for a firm sales commitment denominated in Canadian dollars. These exposures were hedged with $86.5 million in forward contracts. The firm commitment hedge was designated a fair value hedge under SFAS 133 and there was no ineffectiveness for fiscal 2003 or 2002.

Interest Rate Management

In the fourth quarter of 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to strategically diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. The interest rate swap agreements qualify for the shortcut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. Accordingly, we recorded a net long-term liability of $662,000 for the change in the fair value of the swap instruments with an offsetting adjustment to the carrying value of the related debt.

Convertible Debentures Yield Adjustment

The yield adjustment feature of our Debentures (see Note 8) requires contingent cash interest payments that are triggered by our stock price and is thus considered an embedded derivative under SFAS 133 requiring bifurcation. However, if an upward adjustment were anticipated to go into effect, IGT could exercise its redemption right. Therefore, an investor could be expected to attribute no economic value to the yield adjustment feature. Accordingly, we have ascribed no value and recorded no derivative asset or liability for this embedded derivative.

12.     Earnings Per Share

Our reconciliation of basic and diluted earnings per share (EPS) for income from continuing operations is presented below.

Years ended September 30,	2003	2002	2001

(In thousands, except per share amounts)
Income from continuing operations	$375,287	$254,713	$213,935

Weighted average common shares outstanding	344,041	338,371	295,404
Dilutive effect of stock options outstanding	7,275	5,824	10,696

Weighted average common and potential
shares outstanding	351,316	344,195	306,100

Basic earnings per share	$1.09	$0.75	$0.72
Diluted earnings per share	$1.07	$0.74	$0.70
Common shares excluded from diluted EPS because
the effect of option exercise was antidilutive	868	6,048	364

Common shares excluded from diluted EPS because
the debentures conversion event has not occurred	20,531	--	--

On June 4, 2003, the Board of Directors approved a four-for-one stock split to shareholders of record on June 18, 2003. All references to common shares and per share amounts have been restated to reflect the stock split for all periods presented.

There were no transactions since the end of fiscal 2003 that would have materially changed the number of common shares or potential common shares outstanding.

13.     Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Acres

In February 1999, the JV and Anchor filed an action in US District Court, District of Nevada against Acres. The complaint alleges, among other things, infringement of certain secondary event (bonus features) patents owned by Anchor and licensed to the JV. Acres responded by filing an answer and counterclaim against the JV and Anchor. Additionally, Acres filed an action in Oregon against the JV and Anchor alleging wrongful use of Acres’ intellectual property. On April 21, 2003, the parties reached a confidential out-of-court settlement resolving the claims and counterclaims. Concurrent with the settlement of the matter, Acres agreed to license certain of its bonus patents to IGT and IGT paid a royalty advance of $10.0 million to Acres for these patents as well as other licensing fees. A status hearing is set for January 2004 on the remaining issue of inventorship.

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

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral arguments on the motion were held in August 2002 and in September 2002, the Motion to Dismiss was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. On February 7, 2003, IGT filed its Petition For A Writ Of Certiorari with the South Carolina Supreme Court, which was denied on April 24, 2003. On April 29, 2003, IGT filed a Petition with the South Carolina Court of Appeals seeking further relief that was denied on May 12, 2003. As a result, on June 11, 2003, IGT filed a second Petition For A Writ Of Certiorari with the South Carolina Supreme Court that was dismissed by that Court on June 25, 2003. On July 22, 2003, IGT filed its first Petition For A Writ Of Certiorari with the US Supreme Court that was denied on October 6, 2003. A second Petition For A Writ Of Certiorari with the US Supreme was filed on September 22, 2003, and has not been ruled upon. Through September 2003, we have accrued the $15.0 million judgment plus accrued interest of $4.6 million.

Kraft

In July 2001, an individual, Mary Kraft, filed a complaint against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation. In September 2001, IGT filed a motion to intervene as a party defendant. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, the plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney’s fees. The Michigan GCB, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. In April 2002, the Court granted the Summary Disposition filed by IGT and Anchor and dismissed the Plaintiff’s complaint. In May 2002, the plaintiff filed an appeal, which was heard by the Michigan Court of Appeals on November 5, 2003. At this time, the Appeals Court has not issued its ruling.

Poulos

Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants’ motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. On April 30, 2003, the appellants (class plaintiffs) timely filed their opening brief. The respondent’s opposition brief was filed timely on July 31, 2003. All other briefing has been completed and the matter is now before the Court.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Liquidated Damages

Our online lottery contracts, classified in discontinued operations at September 30, 2003, typically permit termination of the contract by the lottery authority at any time for material breach or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary damages. Some of our US lottery contracts contain provisions for significant liquidated damages related to various incidents such as implementation delays, system downtime, supply downtime, supply shortages, or degraded systems performance. Many of our lottery contracts also permit the lottery authority to terminate the contract upon notice “for convenience” or upon a State’s cessation, in whole or in part, of lottery operations and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are sometimes subject to negotiation, such provisions in our lottery contracts present an ongoing potential for additional expense.

Performance Bonds

We had performance bonds outstanding, primarily related to the operation of several lottery systems and gaming operations, totaling $55.5 million at September 30, 2003 and $77.1 million at September 30, 2002. The amount outstanding included $46.5 million at September 30, 2003 and $75.0 million at September 30, 2002 related to our discontinued lottery and pari-mutuel operations. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

We also had outstanding letters of credit, issued under our line of credit (see Note 8), totaling $6.4 million at September 30, 2003 and $8.2 million at September 30, 2002, which were issued to insure our payment to certain vendors and governmental agencies.

WAP Systems Trusts

Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are comprised primarily of jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under these guarantees because they are based on future operations of the linked progressive jackpot systems. Loans to the trusts have historically been infrequent and short-term in nature. There were no outstanding loans to the trusts at September 30, 2003.

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

Product Warranties

We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. Activity related to our product warranty liability for the year ended September 30, 2003 is summarized below.

(In thousands)
Beginning balance	$3,332
Reduction for payments made	(2,549)
Accrual for new warranties issued	5,711
Adjustments for pre-existing warranties	(390)

Ending balance	$6,104

Self-Insurance

We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, electronic errors and omissions liability, employee medical, dental, prescription drug, and disability coverage. We also have stop loss coverage to protect against unexpected claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

State and Federal Taxes

We are subject to sales, use, income and other tax audits and administrative proceedings in various federal, state, and local jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

14.     Income Taxes

Income from continuing operations before tax consisted of the following:

September 30,	2003	2002	2001
(In thousands)
U.S.	$554,680	$373,897	$322,397
Non – U.S.	43,864	34,952	17,075

Income from continuing operations before tax	$598,544	$408,849	$339,472

The effective income tax rates differ from the statutory US federal income tax rates as follows:

Years ended September 30,	2003		2002		2001
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Taxes at federal statutory rate	$209,491	35.0%	$143,097	35.0%	$118,815	35.0%
Foreign subsidiaries tax, net	6,057	1.0	3,151	0.8	3,615	1.1
State income tax, net	14,434	2.4	9,404	2.3	5,307	1.5
Other, net	(6,725)	(1.1)	(1,516)	(0.4)	(2,200)	(0.6)

Provision for income taxes	$223,257	37.3%	$154,136	37.7%	$125,537	37.0%

Components of our provision for income taxes on continuing operations were as follows:

Years ended September 30,	2003	2002	2001
(In thousands)
Current
Federal	$205,360	$165,620	$127,611
State	21,862	13,209	8,652
Foreign	6,214	4,744	4,698

Total current	233,436	183,573	140,961

Deferred
Federal	(9,837)	(24,951)	(14,162)
State	(646)	(4,589)	(1,631)
Foreign	304	103	369

Total deferred	(10,179)	(29,437)	(15,424)

Provision for income taxes	$223,257	$154,136	$125,537

Significant components of our deferred tax assets and liabilities are presented below. Our valuation allowance was established due to uncertainty regarding realization of deferred tax assets related to our operations in Australia.

September 30,	2003	2002
(In thousands)
Current deferred tax assets
Reserves not currently deductible	$32,422	$27,674
Unrealized loss on currency translation adjustments	2,103	2,841
Other	3,058	509

	37,583	31,024

Current deferred tax liabilities
Acquired assets held for sale	(7,840)	(27,513)

Net current deferred tax assets	29,743	3,511

Non-current deferred tax assets
Jackpot payment timing difference	140,905	137,009
Foreign subsidiaries	15,532	15,229
State income taxes	12,803	15,430
Goodwill and intangibles	19,333	25,976
Net operating loss carry forwards	11,075	11,722
Other	1,797	--

	201,445	205,366

Non-current deferred tax liabilities
Difference between book and tax basis of property	(30,280)	(20,970)
Intangibles acquired	(54,090)	(84,617)
Interest expense on convertible debt	(6,928)	--
Other	--	(1,634)
Valuation allowance	(15,229)	(15,229)

	(106,527)	(122,450)

Net non-current deferred tax assets	94,918	82,916

Net deferred tax assets	$124,661	$86,427

15.     Other Comprehensive Income (Loss)

The components of IGT’s other comprehensive income (loss) were as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
Years ended September 30,	Amount	or Benefit	Amount
(In thousands)
2003
Unrealized holding gains (losses)	$520	$(182)	$338
Foreign currency translation adjustments	2,106	(737)	1,369

Other comprehensive income (loss)	$2,626	$(919)	$1,707

2002
Unrealized holding gains (losses)	$1,289	$(451)	$838
Reclassification adjustment to net income	15	(5)	10

Net unrealized gains (losses)	1,304	(456)	848
Foreign currency translation adjustments	5,528	(1,935)	3,593

Other comprehensive income (loss)	$6,832	$(2,391)	$4,441

2001
Unrealized holding gains (losses)	$(205)	$72	$(133)
Reclassification adjustment to net income	(438)	153	(285)

Net unrealized gains (losses)	(643)	225	(418)
Foreign currency translation adjustments	520	(182)	338

Other comprehensive income (loss)	$(123)	$43	$(80)

The component balances of our accumulated other comprehensive loss were as follows:

	Unrealized	Foreign	Accumulated Other
	Gains (Losses)	Currency	Comprehensive
September 30,	on Securities	Translation	Loss
(In thousands)
2001	$(1,025)	$(8,868)	$(9,893)
Annual net change	848	3,593	4,441

2002	(177)	(5,275)	(5,452)
Annual net change	338	1,369	1,707

2003	$161	$(3,906)	$(3,745)

16.     Employee Benefit Plans

We have established a variety of employee benefit programs to attract, retain and motivate our employees.

Employee Incentive Plans

Our profit sharing and 401(k) plan was adopted for IGT employees working in the US. IGT matches 100% of an employee’s contributions up to $750 per year. Participants immediately vest in their contributions and IGT’s matching contributions. Additionally, we contribute a portion of our profits to eligible employees, which vest over a seven-year period. Cash sharing is distributed semi-annually to all eligible employees and management bonuses are paid annually to selected employees.

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

Total annual contributions from operating profits for these plans totaled $83.4 million in fiscal 2003, $64.7 million in fiscal 2002, and $59.8 million in fiscal 2001.

Stock-Based Compensation Plans

Employee Stock Purchase Plan

We maintain a Qualified Employee Stock Purchase Plan (ESPP) under which each eligible employee may be granted an option to purchase shares of IGT’s common stock. The term of each option is 12 months and the exercise date is the last day of the option period. Employees who have completed 90 days of service prior to the beginning of the plan year are eligible. Employees who are 5% or more shareholders and employees of certain subsidiaries are excluded. Employees may participate in this plan through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to 85% of the market value of the common stock on the date of grant or on the date of exercise, which ever is less. An aggregate of 9.6 million shares have been authorized under our ESPP plan, of which 964,647 shares remain available for future grants as of September 30, 2003. Based on payroll contributions through September 2003, we expect to issue approximately 278,707 shares at $16.54 per share in fiscal 2004.

In January 1999, we made 1,200,000 shares of common stock available under the Barcrest Savings Related Share Option Scheme (ShareSave). Eligible employees may enroll in ShareSave each year and must elect to vest over three, five, or seven years. The option price is equal to 80% of the fair market value of the common stock on the date of grant. Employees may contribute up to £3,000 (approximately $4,700) annually. At September 30, 2003 there were 831,896 shares available for grant under this plan. Based on enrollment through September 2003, we expect to issue approximately 82,308 shares in fiscal 2004.

Stock Incentive Plan

Under the Amended and Restated International Game Technology 2002 Stock Incentive Plan (SIP), our eligible employees and non-employee directors may be granted non-qualified and incentive options to purchase shares of common stock, stock appreciation rights, restricted stock awards, or performance share awards and stock bonuses.

An employee option grant typically vests ratably over five years and allows the option holder to purchase stock over specified periods of time, generally 10 years from the date of grant, at a fixed price equal to the market value at the date of grant. At the date of acquisition, all outstanding stock options under Anchor’s stock option plans were converted into options for IGT’s common stock at the same terms and conditions as originally granted. Approximately 1.6 million converted options vested upon acquisition and 624,000 converted options required services subsequent to the acquisition in order to vest. The fair value of all converted options were included in the purchase price allocation and we recorded $14.0 million in deferred compensation related to the unvested converted options to be amortized over the remaining service period of approximately 3 years. No options for additional shares may be granted under Anchor plans and any options cancelled under the Anchor plans may not be reissued.

Non-cash compensation for restricted stock awards, option modifications, and deferred compensation related to Anchor’s converted options totaled $4.4 million in fiscal 2003, $3.3 million in fiscal 2002, and $1.3 million in fiscal 2001.

A summary of SIP activity for the last three years is presented below:

	Number	Weighted Average		Shares
	of Option Shares	Exercise Price		Available for
	Outstanding	(per share)		Grant
Outstanding at September 30, 2000	20,474,500		$4.21	12,922,236
Granted options	9,724,000		11.54	(9,724,000)
Forfeited	(260,564)		5.00	260,564
Exercised	(11,006,300)		3.94	--

Outstanding at September 30, 2001	18,931,636		8.07	3,458,800
Additional shares authorized	--		--	19,600,000
Granted options	6,510,800		16.58	(6,510,800)
Anchor acquisition	8,850,332		7.00	--
Forfeited	(269,080)		8.64	269,080
Expired	--		--	(817,080)
Exercised	(10,166,676)		6.82	--

Outstanding at September 30, 2002	23,857,012		10.53	16,000,000
Granted options	5,188,600		20.09	(5,188,600)
Granted restricted stock awards	420,000	0.0	025	(420,000)
Forfeited	(39,200)		6.87	39,200
Expired	(625,808)		--	--
Exercised	(5,870,677)		7.56	--

Outstanding at September 30, 2003	22,929,927		$13.37	10,430,600

Options exercisable at:
September 30, 2003	5,285,377		$9.65
September 30, 2002	6,135,100		6.35
September 30, 2001	5,461,444		4.00

The following table summarizes information for stock options outstanding and exercisable at September 30, 2003, assessing the number and timing of shares that may be issued and the cash that may be received as a result of options exercised:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisible	Price
$00.0025	--	$11.1875	5,272,046	4.73	$5.21	2,306,846	$5.20
11.2500	--	11.6125	6,164,600	7.36	11.46	1,940,334	11.36
11.6563	--	17.5000	6,272,242	8.22	16.54	999,358	16.34
17.5225	--	28.1100	5,221,039	9.38	20.03	38,839	17.52

$00.0025	--	$28.1100	22,929,927	7.45	$13.37	5,285,377	$9.65

17.     Related Party Transactions

Joint Ventures

We operate certain proprietary games and gaming related equipment under joint venture agreements with various gaming or gaming related companies. Subsequent to the Anchor acquisition, we consolidated our largest joint venture. Only one active joint venture of this nature remained unconsolidated at September 30, 2003.

We recorded the following transactions with unconsolidated joint ventures as of and for the years ended:

September 30,	2003	2002	2001
(In thousands)
Net earnings (losses) of unconsolidated affiliates	$(606)	$32,470	$142,630
Asset and expense transfers	152	9,109	40,359
Capital contributions	400	1,040	420
Accounts receivable (payable), net	219	67	(139)
Largest amount receivable during the year	856	5,584	16,345

Financial information for the Spin for Cash Joint Venture is summarized below as of and for the periods ended prior to consolidation in conjunction with the Anchor acquisition.

	Three Months
	Ended	Year Ended
	December	September
	2002	2001
(In thousands)
Revenues	$127,071	$504,321
Costs and expenses	60,123	225,459
Operating income	66,948	278,862
Net income	67,728	283,425

Current assets	$174,007	$173,499
Non-current assets	129,366	127,282

Total assets	$303,373	$300,781

Current liabilities	$61,572	$50,127
Non-current liabilities	112,294	102,176

Total liabilities	$173,866	$152,303

Other Related Parties

During fiscal 2003, 2002 and 2001, a member of our board was a partner in a law firm that we retained as outside counsel. Another member of our board was a board member for one of our casino customers. In Iowa and New Jersey, our progressive jackpot systems are administered by trusts from which IGT receives lease fees based on the trust profits and cash flows. Additionally, we design games under an expense sharing agreement with a distributor in the UK. We recorded the following transactions with these related parties:

Years ended September 30,	2003	2002	2001
(In thousands)
Revenues	$63,963	$73,046	$74,133
Expenses	1,198	754	386
Accounts receivable, net of payables	10,176	15,538	13,377
Largest net receivable during the year	18,999	18,458	22,005

18.     Business Segments

On a consolidated basis we do not recognize inter-company revenues or expenses upon the transfer of gaming products between subsidiaries. IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expense. Depreciation and amortization reflected below includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations. Prior year amounts have been reclassified to conform to the current management view and presentation.

IGT operates principally in the following lines of business:

o	Product sales encompasses the design, development, manufacturing, marketing, distribution and sales of computerized gaming products and systems. Revenues in this segment are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, equipment and services

o	Proprietary gaming includes the design, development, manufacturing, marketing and distribution of our proprietary games under a variety of recurring revenue pricing arrangements including:
• WAP systems
• stand-alone participation and flat fee
• equipment leasing and rental
• hybrid pricing or premium products that include a recurring fee attached to a for-sale game

o	Corporate consists primarily of interest income and expense, cash and investments, and certain fixed assets not attributable to our operating segments
	Product	Proprietary
Lines of Business	Sales	Gaming	Corporate	Consolidated
(In thousands)
Year ended 2003
Total revenues	$1,068,598	$1,059,539	$--	$2,128,137
Gross profit	523,145	571,760	--	1,094,905
Earnings (losses) of unconsolidated
affiliates	--	(606)	--	(606)
Operating expenses	243,740	184,617	--	428,357
Income from operations	279,405	386,537	--	665,942
Interest income	16,006	25,734	11,168	52,908
Interest expense	828	22,952	93,074	116,854
Other income (expense)	705	579	(4,736)	(3,452)
Segment profit (loss)	295,288	389,898	(86,642)	598,544
Depreciation and amortization	22,313	111,674	--	133,987
Total assets	892,860	1,899,442	1,392,929	4,185,231
Additions to long-lived tangible assets	2,817	89,377	27,536	119,730

Year ended 2002
Total revenues	$846,080	$882,432	$--	$1,728,512
Gross profit	363,590	479,303	--	842,893
Earnings (losses) of unconsolidated
affiliates	--	32,470	--	32,470
Operating expenses	197,432	159,925	1,556	358,913
Income (loss) from operations	166,158	351,848	(1,556)	516,450
Interest income	18,237	25,100	7,086	50,423
Interest expense	430	21,682	93,909	116,021
Other income (expense)	(338)	(1,883)	(39,782)	(42,003)
Segment profit (loss)	183,627	353,383	(128,161)	408,849
Depreciation and amortization	21,356	110,133	--	131,489
Total assets	682,236	1,973,407	660,175	3,315,818
Additions to long-lived tangible assets	2,341	80,715	23,313	106,369

Year ended 2001
Total revenues	$824,267	$374,942	$--	$1,199,209
Gross profit	331,066	203,855	--	534,921
Earnings (losses) of unconsolidated
affiliates	--	142,630	--	142,630
Operating expenses	186,806	91,968	3,498	282,272
Income from operations	144,260	254,517	(3,498)	395,279
Interest income	17,568	21,993	10,258	49,819
Interest expense	126	17,123	84,790	102,039
Other income (expense)	1,470	2,774	(7,831)	(3,587)
Segment profit (loss)	163,172	262,161	(85,861)	339,472
Depreciation and amortization	17,029	46,319	--	63,348
Total assets	713,188	732,798	477,453	1,923,439
Additions to long-lived tangible assets	8,560	65,457	23,740	97,757

Our revenues are generated domestically in the US and Canada, and internationally in Australia, Europe, Japan, Latin America, New Zealand, South Africa and the UK.

Geographic Regions	Domestic	International	Total
(In thousands)
Year ended 2003
Unaffiliated customers:
Total revenues	$1,890,093	$238,044	$2,128,137
Earnings (losses) of unconsolidated affiliates	(606)	--	(606)
Inter-company sales	169,904	504	170,408

Identifiable assets	2,859,814	126,806	2,986,620
Additions to long-lived assets	114,882	4,848	119,730

Year ended 2002
Unaffiliated customers:
Total revenues	$1,486,954	$241,558	$1,728,512
Earnings (losses) of unconsolidated affiliates	32,470	--	32,470
Inter-company sales	106,509	1,774	108,283

Identifiable assets	1,978,198	120,395	2,098,593
Additions to long-lived assets	104,045	2,324	106,369

Year ended 2001
Unaffiliated customers:
Total revenues	$978,307	$220,902	$1,199,209
Earnings (losses) of unconsolidated affiliates	142,630	--	142,630
Inter-company sales	171,655	6,405	178,060

Identifiable assets	1,604,144	139,661	1,743,805
Additions to long-lived assets	93,463	4,294	97,757

19.     Selected Quarterly Financial Data (Unaudited)

Years ended September 30,	First	Second	Third	Fourth
(In thousands, except per share amount and stock prices)
2003 (2)
Total revenues	$489,632	$529,088	$561,921	$547,496
Gross profit	247,331	269,943	279,043	298,588
Earnings (losses) of unconsolidated affiliates	(179)	(166)	(152)	(109)
Income from operations	150,054	160,052	173,563	182,273
Net income	91,587	87,114	103,685	108,341

Diluted earnings per share (1)	$0.26	$0.25	$0.30	$0.31

Stock price (1)
High	$19.82	$21.80	$25.38	$28.87
Low	$16.31	$18.52	$19.68	$24.50

2002 (2)
Total revenues	$301,493	$461,286	$483,619	$482,114
Gross profit	136,402	227,902	235,990	242,599
Earnings (losses) of unconsolidated affiliates	33,865	(748)	(345)	(302)
Income from operations	97,790	132,015	142,771	143,874
Net income	51,790	73,900	82,628	62,847

Diluted earnings per share (1)	$0.18	$0.20	$0.23	$0.18

Stock price (1)
High	$17.76	$17.52	$16.11	$17.52
Low	$10.28	$15.20	$13.44	$12.39

2001
Total revenues	$270,429	$312,745	$320,134	$295,901
Gross profit	121,171	136,741	137,511	139,498
Earnings (losses) of unconsolidated affiliates	31,302	34,163	38,584	38,581
Income from operations	88,668	99,550	103,374	103,687
Net income	48,191	53,556	56,718	55,470

Diluted earnings per share (1)	$0.16	$0.18	$0.18	$0.18

Stock price (1)
High	$12.13	$14.19	$16.33	$16.03
Low	$8.20	$10.97	$11.84	$9.73

(1)	Stock price and per share amounts for all periods presented have been adjusted to reflect the four-for-one stock split effected June 18, 2003.

(2)

Certain operations acquired with Anchor that were not a strategic fit with IGT’s core business strategy were sold or held for sale, and therefore reclassified to discontinued operations for all periods presented.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.     Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that IGT’s disclosure controls and procedures are effective.

No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

The information required by Items 10, 11, 12, 13 and 14, except as provided below, is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Item 10.     Directors and Executive Officers of the Registrant

We have adopted the International Game Technology Code of Ethics for Executive and Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.IGT.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website.

Item 11.     Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity compensation plans approved and not approved by shareholders as of September 30, 2003:

	Number of		Number of
	securities to be	Weighted	securities
	issued upon	average	remaining available
	exercise	exercised	for future
	of outstanding	price of outstanding	issuance under
	options, warrants,	options, warrants	equity compensation
Plan category	and rights	and rights	plans
Equity compensation plans
approved by shareholders (1)	22,929,927	$13.37	11,395,247
Equity compensation plans
not approved by shareholders (2)	186,532	13.70	831,896

Total	23,116,459	$13.38	12,227,143

(1)	Includes the Amended and Restated International Game Technology 2002 Stock Incentive Plan and 964,647 shares under the 1987 Qualified Employee Stock Purchase Plan.
(2)

In January 1999, we made 1,200,000 shares of our common stock available under the Barcrest Savings Related Share Option Scheme (ShareSave). ShareSave is a broad-based employee stock purchase program available to certain of our employees in the UK. ShareSave was designed to satisfy certain tax requirements under applicable UK tax law. ShareSave is generally intended to replicate for our UK employees the same incentives that are made available to our US employees through our Employee Stock Purchase Plan. Shareholder approval for ShareSave was not required.

Item 13.     Certain Relationships and Related Transactions

Item 14.     Principal Accountant Fees and Services

Part IV

Item 15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)     Consolidated Financial Statements:

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)     Consolidated Financial Statement Schedule:                                 Page

II Valuation and Qualifying Accounts 76

Other financial statement schedules are either not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

Parent Company Financial Statements — Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)     Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 1995).

3.2	First amendment to Bylaws of International Game Technology dated May 5, 1998 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002).

3.2A	Second amendment to Second Restated Code of Bylaws of International Game Technology, dated March 4, 2002 (incorporated by reference to Exhibit 3.2 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002).

4.1	Indenture, dated as of May 19, 1999 by and between International Game Technology and The Bank of New York (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

4.2	Registration Rights Agreement, dated as of May 11, 1999, by and among International Game Technology, Salomon Smith Barney Inc., BNY Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-81257, Form S-4 filed by Registrant).

4.3	Indenture dated as of January 29, 2003 between IGT, any subsidiary that becomes a party thereto, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003).

4.4	Form of Zero–Coupon Convertible Debentures (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S3 (Registration No. 333–103339), as filed by Registrant on February 20, 2003).

4.5	Registration Rights Agreement dated as of January 29, 2003 between IGT and Goldman, Sachs & Co., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003).

10.1	Stock Option Plan for Key Employees of International Game Technology, as amended (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-12610 filed by Registrant).*

10.2	Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Shareholders).*

10.3	Employment Agreement with Robert A. Bittman, Executive Vice President, Product Development dated March 12, 1996 (incorporated by reference to Exhibit 10.9 to Registrants Report on Form 10-K for the year ended September 30, 1996).*

10.4	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrants Report on Form 10-K for the year ended September 30, 1996).*

10.5	Amended and Restated Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated August 10, 2001 (incorporated by reference to Exhibit 10.5E to Registrant’s Report on Form 10K for the year ended September 30, 2001).

10.6	Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998).

10.7	Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999 (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10-K for the year ended October 2, 1999).

10.8	Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000).

10.9	IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000).*

10.10	International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996)(Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I)(incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10Q/A for the quarter ended March 31, 2001).*

10.11	Agreement and Plan of Merger, dated as of July 8, 2001, by and among International Game Technology, NAC Corporation, and Anchor Gaming (incorporated by reference to Exhibit 2 to Form 8-K/A, File number 001-10684, filing date July 12, 2001).

10.12	International Game Technology 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002).*

10.13	IGT Profit Sharing Plan (As Amended and Restated as of April 1, 2002) (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002).*

10.14	Employment Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated January 27, 2003 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 29, 2003).*

10.15	Agreement and Plan of Merger, dated as of June 29, 2003, by and among International Game Technology, NWAC Corporation, and Acres Gaming (incorporated by reference to Exhibit 2.1 to Form 8-K, File number 001-10684, filing date June 29, 2003).

10.16	Employment Agreement with G. Thomas Baker, Chairman of the Board of Directors, dated October 27, 2003.*

10.17	Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated October 27, 2003.*

21	Subsidiaries

23	Independent Auditors’ Consent

24	Power of Attorney (see page 75 hereof)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K We filed a current report on Form 8-K dated July 17, 2003 regarding earnings for the third quarter ended June 28, 2003.

*	Management contract or compensatory plan or arrangement.

POWER OR ATTORNEY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of December, 2003.

International Game Technology

By:	/s/ Maureen T. Mullarkey
Maureen T. Mullarkey
Vice President,
Chief Financial Officer,
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Thomas J. Matthews and Maureen T. Mullarkey, or either of them, as attorneys-in-fact to sign on their behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ G. Thomas Baker	Chairman of the Board of Directors	December 9, 2003

G. Thomas Baker

/s/ Thomas J. Matthews	Chief Executive Officer and Director	December 9, 2003

Thomas J. Matthews

/s/ Maureen T. Mullarkey	Chief Financial Officer, Executive	December 9, 2003
Vice President, Finance (Principal
Maureen T. Mullarkey	Financial and Accounting Officer), and
Treasurer

/s/ Neil Barsky	Director	December 9, 2003

Neil Barsky

/s/ Robert A. Bittman	Director	December 9, 2003

Robert A. Bittman

/s/ Richard Burt	Director	December 9, 2003

Richard Burt

/s/ Leslie Heisz	Director	December 9, 2003

Leslie Heisz

/s/ Wilbur K. Keating	Director	December 9, 2003

Wilbur K. Keating

/s/ Robert A. Mathewson	Director	December 9, 2003

Robert A. Mathewson

/s/ Robert Miller	Director	December 9, 2003

Robert Miller

/s/ Frederick Rentschler	Director	December 9, 2003

Frederick Rentschler

SCHEDULE II — Consolidated Valuation and Qualifying Accounts

			Net change
	Beginning		in unrealized	Ending
	Balance	Provisions	gain/loss	Balance
(In thousands)
Valuation allowance for unrealized gain
(loss) on investment securities:

Year ended 09/30/01	$(934)	$ --	$(644)	$(1,578)

Year ended 09/30/02	$(1,578)	$ --	$1,304	$(274)

Year ended 09/30/03	$(274)	$ --	$520	$246

			Write-offs
	Beginning		Net of	Ending
	Balance	Provisions	Recoveries	Balance
(In thousands)
Allowance for doubtful accounts:

Year ended 09/30/01	$13,831	$5,201	$(3,088)	$15,944

Year ended 09/30/02	$15,944	$94	$2,034	$18,072

Year ended 09/30/03	$18,072	$8,960	$(6,087)	$20,945

Allowance for doubtful notes
and contracts receivable:

Year ended 09/30/01	$18,033	$13,872	$(4,964)	$26,941

Year ended 09/30/02	$26,941	$17,938	$(7,751)	$37,128

Year ended 09/30/03	$37,128	$5,614	$(8,704)	$34,038