Form 10-Q
period 2003-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2004-02-13
CIK 353944

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

Commission File Number 001-10684

International Game Technology

(Exact name of registrant as specified in its charter)

Nevada	88-0173041
(State of Incorporation)	(I.R.S. Employer Identification No.)

9295 Prototype Drive
Reno, Nevada 89521
(Address of principal executive offices)

(775) 448-7777
(Registrant’s telephone number, including area code)

www.IGT.com
(Registrant’s website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004

Common Stock par value $.00015625 per share	346,807,811

International Game Technology

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INCOME STATEMENTS

	Quarters Ended
	December 31,

(In thousands, except per share amounts)	2003	2002

Revenues
Product sales	$330,483	$241,250
Gaming operations	277,578	248,382

Total revenues	608,061	489,632

Costs and operating expenses
Cost of product sales	164,253	126,175
Cost of gaming operations	122,742	116,126
Selling, general and administrative	67,800	60,569
Depreciation and amortization	13,805	12,697
Research and development	31,707	20,781
Provision for bad debts	5,605	3,051

Total costs and operating expenses	405,912	339,399

Earnings (losses) of unconsolidated affiliates	94	(179)

Operating income	202,243	150,054

Other income (expense)
Interest income	14,658	12,098
Interest expense	(29,996)	(26,648)
Loss on the sale of assets	(564)	(67)
Other	312	593

Other expense, net	(15,590)	(14,024)

Income from continuing operations before tax	186,653	136,030
Provision for income taxes	69,995	51,283

Income from continuing operations	116,658	84,747
Discontinued operations, net of tax of $35,800 and $4,139	59,666	6,840

Net income	$176,324	$91,587

Basic earnings per share
Continuing operations	$0.34	$0.24
Discontinued operations	0.17	0.02

Net income	$0.51	$0.26

Diluted earnings per share
Continuing operations	$0.33	$0.24
Discontinued operations	0.17	0.02

Net income	$0.50	$0.26

Weighted average shares outstanding
Basic	345,408	347,418
Diluted	354,610	353,922

See accompanying notes.

BALANCE SHEETS

	December 31,	September 30,
(In thousands, except shares and par value)	2003	2003

Assets
Current assets
Cash and equivalents (restricted $76,463 and $85,479)	$1,399,965	$1,311,558
Investment securities, at market value	4,025	4,013
Accounts receivable, net of allowances for doubtful accounts of $23,758 and $20,945	391,150	351,723
Current maturities of long-term notes and contracts receivable, net	72,490	83,752
Inventories	169,703	147,066
Investments to fund liabilities to jackpot winners	42,165	41,502
Deferred income taxes	37,517	29,743
Prepaid expenses and other	45,944	34,383
Assets of discontinued operations held for sale	—	69,967
Other assets held for sale	3,700	4,521

Total current assets	2,166,659	2,078,228
Long-term notes and contracts receivable, net	125,090	145,120
Property, plant and equipment, net	271,860	261,620
Investments to fund liabilities to jackpot winners	340,223	333,454
Deferred income taxes	52,929	94,918
Intangible assets, net	258,766	218,184
Goodwill	1,058,473	980,427
Other assets	70,709	73,280

	$4,344,709	$4,185,231

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term notes payable	$410,820	$406,147
Accounts payable	79,228	65,259
Jackpot liabilities	168,174	164,089
Accrued employee benefit plan liabilities	26,002	57,771
Dividends payable	—	34,554
Accrued interest	11,301	29,988
Accrued income taxes	81,335	31,928
Other accrued liabilities	152,711	137,769
Liabilities of discontinued operations	—	17,576

Total current liabilities	929,571	945,081
Long-term notes payable, net of current maturities	1,144,372	1,146,759
Long-term jackpot liabilities	381,918	377,043
Other liabilities	35,495	28,870

	2,491,356	2,497,753

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares authorized; 704,348,285 and 703,348,533 shares issued	110	110
Additional paid-in capital	1,560,062	1,537,111
Treasury stock: 357,806,048 shares, at cost	(1,691,959)	(1,691,959)
Deferred compensation	(15,664)	(12,697)
Retained earnings	2,000,354	1,858,658
Accumulated other comprehensive income (loss)	450	(3,745)

	1,853,353	1,687,478

	$4,344,709	$4,185,231

See accompanying notes.

CASH FLOWS STATEMENTS

	Quarters Ended
	December 31,

(In thousands)	2003	2002

Operations
Net income	$176,324	$91,587
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	35,187	36,987
Discounts, premiums and deferred offering costs	4,900	1,056
Stock based compensation	1,246	971
Provision for bad debts	5,605	3,051
Provision for inventory obsolescence	3,542	3,625
Loss on sale of assets	564	67
Gain on sale of discontinued operations	(92,050)	—
Changes in operating assets and liabilities:
Receivables	(8,933)	(46,021)
Inventories	(20,166)	(13,072)
Other current assets	(1,452)	1,572
Other long-term assets	3,656	(2,885)
Income taxes payable and deferred	74,555	(4,655)
Accounts payable and accrued liabilities	(52,902)	(27,056)
(Earnings) losses of unconsolidated affiliates	(94)	179

Net cash from operations	129,982	45,406

Investing
Investment in property, plant and equipment	(7,099)	(9,155)
Investment in gaming operations equipment	(29,338)	(21,567)
Proceeds from sale of property, plant and equipment	664	197
Proceeds from sale of discontinued operations	143,000	—
Investments to fund jackpots:
Purchases	(11,144)	(4,641)
Proceeds	9,461	8,345
Cash advanced on loans receivable	—	(10)
Payments received on loans receivable	11,344	9,741
Acquisition of business	(109,653)	—

Net cash from (used for) investing	7,235	(17,090)

Financing
Proceeds from long-term debt	4,048	738
Principal payments on long-term debt	—	(25)
Jackpot liabilities:
Collections to fund jackpots	64,003	54,880
Payments to winners	(61,058)	(52,995)
Proceeds from employee stock plans	11,692	3,727
Dividends paid	(69,183)	—
Share repurchases	—	(19,719)

Net cash used for financing	(50,498)	(13,394)

Effect of exchange rates on cash and equivalents	1,688	(1,694)

Net increase in cash and equivalents	88,407	13,228
Cash and equivalents at:
Beginning of year	1,311,558	416,707

End of first quarter	$1,399,965	$429,935

See accompanying notes.

Supplemental Cash Flows Information

Depreciation and amortization reflected in the cash flows statements includes the amounts presented separately on the income statements, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

	Quarters Ended
	December 31,

(In thousands)	2003		2002

Payments of interest	$38,025		$39,958
Payments of income taxes	33,390		58,747
Non-cash items:
Tax benefit of employee stock plans	4,892		1,994
Interest accretion for investments to fund jackpots	5,758		5,787
Interest accretion on zero-coupon convertible debentures	2,604		—
Acquisitions and purchase price adjustments within 12 months subsequent to acquisition:
Fair value of assets acquired	149,833		(1,892)
Fair value of liabilities assumed		40,180		1,892

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for the full year. This quarterly report should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2003. Certain prior period amounts have been reclassified to be consistent with the presentation used in the current period.

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

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 in each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all periods are presented as ending on the calendar month end. The results of operations for fiscal 2004 will contain 53 weeks versus 52 weeks in fiscal 2003. Accordingly, the results of operations for the quarter ended December 31, 2003 contained 14 weeks versus 13 weeks for the quarter ended December 31, 2002.

Recently Issued Accounting Standards

FIN 46

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003.

We continue to assess the impact of this interpretation and monitor guidance issued by the FASB. Based on our current analysis, we will be required to consolidate the progressive systems trusts in Iowa and New Jersey when the consolidation requirements become effective for our quarter ending March 2004.

Our linked progressive systems in Iowa and New Jersey are administered by trusts that collect contribution fees from participating casinos and manage the jackpot liabilities and payments to winners. At December 31, 2003, these unconsolidated trusts collectively recorded total assets of $199.8 million, total liabilities of $205.6 million, including $17.9 million due to IGT that will be eliminated upon consolidation, and total revenues for the current quarter of $40.3 million. Certain expenses of the trusts will be eliminated against revenues of IGT. As a result, we do not believe that consolidation of these entities will have a material impact on our net income.

We are not able to estimate the maximum exposure to loss as a result of our involvement with these entities as it is based on future operations of the linked progressive jackpot systems. Historically, we have incurred no losses as a result of our involvement in these entities since the first trust was formed in 1990.

2. Stock Based Compensation

On October 1, 1996, we adopted Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock Based Compensation, which established a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock based compensation plans in accordance with Accounting Principles Board (APB) 25, Accounting for Stock Issued to Employees, which determines the compensation cost of stock options issued for non-variable plans like ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock based compensation plans are predominantly plans where the option price is equal to or greater than the price the stock would be in an offer to all shareholders and therefore, no compensation cost is recorded. Compensation cost is incurred, however, when the terms of an outstanding option are modified or converted in an acquisition.

The following pro forma financial information reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation cost that would have been recorded if the SFAS 123 fair value method had been applied to all awards granted, modified, or settled since the beginning of fiscal 1996. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. IGT’s employee stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

	Quarters Ended
	December 31,

(In thousands, except per share amounts and assumptions)	2003	2002

Reported net income	$176,324	$91,587
Reported stock compensation, net of tax	779	606
Pro forma stock compensation, net of tax	(7,814)	(4,797)

Pro forma net income	$169,289	$87,396

Basic earnings per share
As reported	$0.51	$0.26
Pro forma	0.49	0.25
Diluted earnings per share
As reported	$0.50	$0.26
Pro forma	0.48	0.25
Weighted average fair value per granted option share	$6.73	$6.23
Weighted average assumptions used to value options granted:
Interest rates	2.51%	2.93%
Dividend yields	1.13%	—
Expected volatility	0.28	0.42
Expected life (years)	2.99	3.05

3. Inventories

Inventories consisted of the following:

	December 31,	September 30,
(In thousands)	2003	2003

Raw materials	$82,028	$71,263
Work-in-process	6,931	7,622
Finished goods	80,744	68,181

Total inventories	$169,703	$147,066

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	September 30,
(In thousands)	2003	2003

Land	$20,195	$20,112
Buildings	87,390	83,870
Gaming operations equipment	319,231	296,288
Manufacturing machinery and equipment	181,640	168,317
Leasehold improvements	8,055	7,973
Construction in process	16,581	24,030

Total	633,092	600,590
Less accumulated depreciation	(361,232)	(338,970)

Property, plant and equipment, net	$271,860	$261,620

5. Acquisitions, Divestitures and Discontinued Operations

Acquisitions

Acres

On October 27, 2003, IGT completed the acquisition of Acres Gaming (Acres), which specializes in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty. Under the terms of the agreement, IGT paid $11.50 in cash for each outstanding share of Acres common stock for an aggregate purchase price of approximately $134.0 million. We believe this business combination will provide us the ability to work more closely with the Acres gaming systems technology to develop more integrated gaming systems products, as well as increase our competitive marketing capacity. The Acres acquisition was not material to our consolidated financial statements and accordingly, pro forma financial information has not been presented.

We have applied Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, in our purchase price allocation to the assets and liabilities of the Acres acquisition. The allocation of the purchase price continues to be subject to refinement as we finalize the fair value of the intangible assets acquired. See Note 8 for the allocation of the purchase price to identifiable intangible assets and goodwill.

Divestitures and Discontinued Operations

During fiscal 2003, we divested certain non-core businesses acquired in connection with our December 30, 2001 acquisition of Anchor Gaming (Anchor), including our slot route operations in Nevada, two casinos in Colorado and our pari-mutuel systems operations, United Tote. The sale of our online lottery system operations, IGT OnLine Entertainment Systems, Inc., and the lottery systems business of VLC, Inc., collectively referred to as OnLine Entertainment Systems (OES), was completed during the current quarter for proceeds in cash of $143.0 million and a receivable for the estimated working capital adjustment, resulting in a gain of $57.5 million, net of tax. These operations were reflected in discontinued operations for all periods presented.

The results of our discontinued operations were comprised of:

	Quarters Ended
	December 31,

(In thousands)	2003	2002

Net revenue	$13,558	$72,291

Income before tax	$3,416	$10,979
Provision for income taxes	1,281	4,139

Income, net of tax	2,135	6,840

Gain on sale before tax	92,050	—
Provision for income taxes	34,519	—

Gain on sale, net of tax	57,531	—

Discontinued operations, net of tax	$59,666	$6,840

Assets and liabilities related to discontinued operations were comprised of:

September 30, 2003

(In thousands)
Cash	$8,159
Accounts receivable, net	11,795
Other current assets	1,205
Property and equipment, net	28,880
Intangible assets	19,776
Goodwill	—
Other non-current assets	152

Total assets of discontinued operations held for sale	$69,967

Current liabilities	$17,576
Non-current liabilities	—

Total liabilities of discontinued operations	$17,576

Other balances related to discontinued operations included:
Deferred compensation	$2,215
Deferred tax liabilities	7,840

Additionally, as a result of integrating certain VLC operations acquired with Anchor into our Reno, Nevada facility, in June 2003, we reclassified $4.5 million related to the Bozeman, Montana building to other assets held for sale. Based on market factors and pending purchase offers, we recognized a loss of $0.8 million in the first quarter of fiscal 2004, reducing the property value to $3.7 million.

6. Notes and Contracts Receivable

Allowances for doubtful notes and contracts:

	December 31,	September 30,
(In thousands)	2003	2003

Current	$21,987	$20,393
Long-term	14,169	13,645

	$36,156	$34,038

7. Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents and receivables. We maintain cash balances at several financial institutions in amounts, which may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our receivables are concentrated in specific legalized gaming regions. The Pala management contract receivable acquired with Anchor was included in the California region. The table below shows the composition of our accounts, contracts, and notes receivable at December 31, 2003.

Domestic Regions
California	27%
Nevada	21
Eastern region	11
New Jersey	6
Canada	5
Other US regions, 3% or less individually	16

Total domestic	86

International Regions
Europe	6
Other international, 3% or less individually	8

Total international	14

Total	100%

8. Intangibles and Goodwill

Our preliminary allocation of the Acres purchase price to identifiable intangibles and goodwill is included in the tables below. In-process research and development (R&D) of $1.8 million was charged to R&D expense immediately subsequent to acquisition because no future alternative use existed. The Acres goodwill is not deductible for tax purposes.

Intangible Additions

			Weighted
	Acres	Other	Average
Three months ended December 31, 2003	Acquisition	Additions	Life (years)

(In thousands, except life)
Finite lived intangibles:
Patents	$12,600	$1,355	10.7
Contracts	—	75	2.0
Trademarks	800	—	2.0
Developed technology	21,900	—	10.0
Customer relationships	5,800	—	10.0
Backlog	6,100	—	1.0
In-process R&D	1,800	—	—

Total	$49,000	$1,430

Intangible Balances

	December 31, 2003			September 30, 2003

	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Finite lived intangible assets:
Patents	$264,821	$45,955	$218,866	$251,076	$40,281	$210,795
Contracts	3,575	847	2,728	3,500	738	2,762
Trademarks	8,093	4,539	3,554	7,293	4,092	3,201
Developed technology	24,218	1,387	22,831	2,318	892	1,426
Customer relationships	5,800	97	5,703	—	—	—
Backlog	6,100	1,016	5,084	—	—	—

Net carrying amount	$312,607	$53,841	$258,766	$264,187	$46,003	$218,184

Amortization of Intangibles

Our aggregate amortization expense totaled $7.8 million in the current quarter and $7.1 million in the comparable prior year quarter. The following is our estimated annual amortization expense for the current and succeeding fiscal years:

Fiscal Year	Amortization

(In thousands)
2004	$33,969
2005	27,762
2006	26,253
2007	24,872
2008	23,769

Goodwill Changes and Balances by Segment

	Product	Proprietary
(In thousands)	Sales	Gaming	Total

Balance at beginning of year	$108,246	$872,181	$980,427
Acres acquisition	75,227	—	75,227
Foreign currency translation adjustment	2,819	—	2,819

Balance at December 31, 2003	$186,292	$872,181	$1,058,473

9. Earnings Per Share Reconciliation

	Quarters Ended
	December 31,

(In thousands, except per share amounts)	2003	2002

Income from continuing operations	$116,658	$84,747

Weighted average common shares outstanding	345,408	347,418
Dilutive effect of stock options outstanding	9,202	6,504

Weighted average common and potential shares outstanding	354,610	353,922

Basic earnings per share	$0.34	$0.24
Diluted earnings per share	$0.33	$0.24

Common shares excluded from diluted EPS because the effect of option exercise was antidilutive	233	263
Common shares excluded from diluted EPS because the conversion event for our debentures had not occurred	20,531	—

Prior period common shares and per share amounts were restated to reflect the four-for-one common stock split effective in June 2003.

As of January 20, 2004, the market price condition for convertibility of our zero-coupon senior convertible debentures due January 29, 2033 (debentures) was satisfied with respect to the conversion period January 20 through April 19, 2004. As a result, we will include an additional 20.5 million shares in the denominator for diluted EPS during our second fiscal quarter and for all future quarters that the conversion requirements are met. Using the “if-converted” method, we will also add back the related after-tax interest expense of approximately $2.3 million to quarterly net income in determining the numerator for diluted EPS.

If the market price condition is not satisfied during future conversion periods and no other conversion event occurs, contingently convertible debenture shares will not be included in diluted EPS for any fiscal quarter in which the debentures are not convertible, but will be included in the fiscal year diluted EPS, weighted for the quarters in which they were included in the computation of diluted EPS.

10. Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

11. Comprehensive Income

Our other comprehensive income presented below included cumulative currency translation adjustments and net unrealized gains and losses on investment securities.

	Quarters Ended
	December 31,

(In thousands)	2003	2002

Net income	$176,324	$91,587
Net change in other comprehensive income	4,195	(93)

Comprehensive income	$180,519	$91,494

12. Commitments and Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Acres

In February 1999, the JV and Anchor filed an action in US District Court, District of Nevada against Acres. The complaint alleges, among other things, infringement of certain secondary event (bonus features) patents owned by Anchor and licensed to the JV. Acres responded by filing an answer and counterclaim against the JV and Anchor. Additionally, Acres filed an action in Oregon against the JV and Anchor alleging wrongful use of Acres’ intellectual property. On April 21, 2003, the parties reached a confidential out-of-court settlement resolving the claims and counterclaims. The remaining case on the issue of inventorship was dismissed in January 2004.

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

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral arguments on the motion were held in August 2002 and in September 2002, and the Motion to Dismiss was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. On February 7, 2003, IGT filed its Petition For A Writ Of Certiorari with the South Carolina Supreme Court, which was denied on April 24, 2003. On April 29, 2003, IGT filed a Petition with the South Carolina Court of Appeals seeking further relief that was denied on May 12, 2003. As a result, on June 11, 2003, IGT filed a second Petition For A Writ Of Certiorari with the South Carolina Supreme Court that was dismissed by that Court on June 25, 2003. On July 22, 2003, IGT filed its first Petition For A Writ Of Certiorari with the US Supreme Court that was denied on October 6, 2003. A second Petition For a Writ of Certiorari with the US Supreme Court was timely filed and was denied on December 8, 2003. IGT is contesting the attempt to collect the judgment in the District Court of Washoe County, Nevada where there is pending a Rule 60(b) Motion asserting that the judgment is not entitled to enforcement. Through December 2003, we have accrued the $15.0 million judgment plus accrued interest of $5.1 million.

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

Miller

In June 2003, a class action lawsuit was filed in Clark County, Nevada District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al., (Case No. 470016). The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a temporary restraining order (TRO) to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. We believe that the plaintiff’s claims for damages are without merit.

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

Nevada Sales/Use Tax Matter

In February 2003, an IGT employee, presently on administrative leave, filed a sealed complaint under Nevada’s False Claims Act (State of Nevada ex rel. James McAndrews v. International Game Technology, Anchor Coin and Spin for Cash Wide Progressive, CV03 - 01329, 2d Jud. Dist. Court of Nevada) alleging that IGT failed to pay requisite Nevada sales/use taxes on Wheel of Fortune games placed in Nevada since 1997 and in connection with royalties received under intellectual property licensing agreements related to the placement of Action Gaming games in Nevada since 1997. The Attorney General filed a motion to dismiss the complaint on January 26, 2004, and we filed our motion to dismiss on January 28, 2004. The Court unsealed the action in February 2004.

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

Performance Bonds

Our performance bonds outstanding related to our gaming operations totaled $11.5 million at December 31, 2003. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

Our outstanding letters of credit issued under our line of credit to insure our payment to certain vendors and governmental agencies totaled $5.8 million at December 31, 2003.

Progressive Systems Trusts

Our linked progressive systems in Iowa and New Jersey are administered by trusts consisting of participating casino members. We have agreed to loan to these trusts, upon request, and subject to certain limitations, amounts necessary to meet substantially all obligations of the trusts. Trust obligations are comprised primarily of jackpot liabilities. We are not able to estimate the maximum potential amount of future payments under these guarantees because they are based on future operations of the linked progressive jackpot systems. Loans to the trusts have historically been infrequent and short-term in nature. There were no outstanding loans to the trusts at December 31, 2003.

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

Reconciliation of product warranty liability

(In thousands)
Balance at beginning of year	$6,104
Reduction for payments made	(751)
Accrual for new warranties issued	1,269
Adjustments for pre-existing warranties	(8)

Balance at December 31, 2003	$6,614

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

13. Derivatives and Hedging Activities

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

At December 31, 2003, our net foreign currency exposure of $45.4 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $35.6 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

Interest Rate Management

In the fourth quarter of fiscal 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. These interest rate swaps are fair value hedges, which qualify for the shortcut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. Accordingly, we recorded the derivatives for the change in the fair value of the swap instruments as non-current assets or liabilities with an offsetting adjustment to the carrying value of the related debt.

Convertible Debentures Yield Adjustment

The yield adjustment feature of our debentures requires contingent cash interest payments that are triggered by our stock price and is thus considered an embedded derivative under SFAS 133 requiring bifurcation. However, if an upward adjustment were anticipated to go into effect, IGT could exercise its redemption right. Therefore, an investor could be expected to attribute no economic value to the yield adjustment feature. Accordingly, we have ascribed no value and recorded no derivative asset or liability for this embedded derivative.

14. Business Segments

On a consolidated basis, we do not recognize inter-company revenues or expenses upon the transfer of gaming products between subsidiaries. IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expense. Depreciation and amortization reflected below includes the amounts presented separately on the income statements, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations. Prior year amounts have been reclassified to conform to the current management view and presentation.

IGT operates principally in the following lines of business:

•	Product sales encompasses the design, development, manufacturing, marketing, distribution and sales of computerized gaming products and systems. Revenues in this segment are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, equipment and services

•	Proprietary gaming includes the design, development, manufacturing, marketing and distribution of our proprietary games under a variety of recurring revenue pricing arrangements including:

•	MegaJackpots™ wide area progressive systems

•	stand-alone participation and flat fee

•	equipment leasing and rental

•	hybrid pricing products that include a recurring fee attached to a for-sale game

•	Corporate consists primarily of unallocated interest income and expense.

	Quarters Ended
	December 31,

(In thousands)	2003	2002

Product sales
Revenues	$330,483	$241,250
Segment profit	99,284	64,555
Proprietary gaming
Revenues	277,578	248,382
Earnings (losses) of unconsolidated affiliates	94	(179)
Segment profit	107,626	91,542
Corporate
Segment loss	(20,257)	(20,067)
Consolidated
Revenues	608,061	489,632
Earnings (losses) of unconsolidated affiliates	94	(179)
Segment profit	186,653	136,030

15. Subsequent Event

On February 17, 2004, we will redeem the $400.0 million in principal amount of our Senior Notes due in May 2004, plus accrued unpaid interest to the redemption date and a make-whole payment. In the second quarter of fiscal 2004, we expect to recognize a loss of approximately $6.9 million, before tax, related to this redemption, offset by interest savings of approximately $2.7 million, before tax. Additionally, in the third quarter of fiscal 2004, we expect to benefit from interest savings of approximately $5.0 million, before tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

International Game Technology is a world leader in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products in all jurisdictions where gaming is legal. Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and its majority owned or controlled subsidiaries. The discussion and analysis that follows should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2003.

In this document, italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

Our continuing operations consist of two lines of business: product sales and proprietary gaming. Revenues in our product sales segment are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, equipment and services. Revenues in our proprietary gaming segment are of a recurring nature based on the lease of gaming machines and equipment under customer participation agreements.

Discontinued operations related to various Anchor operations divested subsequent to our December 2001 acquisition of Anchor. See Note 5 of our Unaudited Condensed Consolidated Financial Statements.

We completed our acquisition of Acres on October 27, 2003, which contributed two months of additional systems product sales business to our consolidated results for the first quarter of fiscal 2004. Acres contributed $14.3 million to revenues and $9.0 million to gross profits, resulting in minimal earnings accretion for the quarter.

OVERALL OPERATING RESULTS

	Quarters Ended
	December 31,
			Increase	%
(In millions, except earnings per share)	2003	2002	(Decrease)	Change

Revenue	$608.1	$489.6	$118.4	24%
Gross profit	321.1	247.3	73.7	30%
Gross margin	53%	51%	2%	5%
Operating income	$202.2	$150.1	$52.2	35%
Operating margin	33%	31%	3%	9%
Income from continuing operations	$116.7	$84.7	$31.9	38%
Income from discontinued operations	59.7	6.8	52.8	772%
Net income	176.3	91.6	84.7	93%
Diluted earnings per share:
Continuing operations	$0.33	$0.24	$0.09	38%
Discontinued operations	0.17	0.02	0.15	750%
Net income	0.50	0.26	0.24	91%

IGT achieved record financial results in the first quarter of fiscal 2004, posting gains in both segments. The popularity of IGT’s brands and leadership in game design contributed to our double-digit revenue growth during the quarter. The most significant growth was in product sales, primarily related to the continued acceleration of replacement demand.

As a result of our 52/53-week accounting year, our results of operations for the current quarter contained 14 weeks versus 13 weeks in the comparable prior year quarter. The additional week in the current quarter primarily benefited our proprietary gaming segment and increased our operating expenses.

Earnings per share for all periods presented reflected the four-for-one common stock split effective in June 2003. We declared and paid cash dividends during the current quarter of $0.10 per share. On January 20, 2004, our debentures met the market price condition for convertibility, requiring us to include an additional 20.5 million contingent shares in diluted EPS for the second quarter of fiscal 2004. As a result, we anticipate a reduction to second quarter diluted EPS of approximately $0.01. See Note 9 of our Unaudited Condensed Consolidated Financial Statements.

Operating Expenses

	Quarters Ended
	December 31,
			Increase	%
(In millions)	2003	2002	(Decrease)	Change

Selling, general and administrative	$67.8	$60.6	$7.2	12%
Depreciation and amortization	13.8	12.7	1.1	9%
Research and development	31.7	20.8	10.9	53%
Provision for bad debts	5.6	3.1	2.6	84%

Total	$118.9	$97.1	$21.8	22%

Percent of revenue	20%	20%	—	—

Current quarter operating expenses increased over the prior year quarter due to:

•	the extra week in the current quarter resulting in approximately $8.0 million in additional operating expenses

•	the inclusion of Acre’s operations for two months in the current quarter contributing $6.4 million to operating expenses, including $1.8 million related to acquired in-process R&D

•	additional R&D expenses of approximately $5.8 million, excluding the effect of the extra week and Acres, primarily for personnel and related costs to support our commitment to innovative game, platform and systems development and our entry into Class II markets

•	increased provisions for bad debt related to higher sales volumes

Other Income (Expense) and Taxes

	Quarters Ended
	December 31,
			Increase	%
(In millions)	2003	2002	(Decrease)	Change

Interest income	$14.7	$12.1	$2.6	21%
Interest expense	(30.0)	(26.6)	(3.3)	(13%)
Other	(0.3)	0.5	(0.8)	(148%)

Other expense, net	$(15.6)	$(14.0)	$(1.6)	11%

Provision for income taxes	$70.0	$51.3	$18.7	36%
Tax rate	37.5%	37.7%	(0.2%)	(0.5%)

Other expense, net, included additional interest expense related to our debentures issued in January 2003, partially offset by interest expense savings resulting from our interest rate swaps.

Operation of our progressive systems games resulted in interest income accretion from annuity investments purchased to fund installment jackpot payments and interest expense accrued on related liabilities to jackpot winners at approximately the same rate earned on the investments. Interest income and expense related to funding installment-based jackpot payments are similar and increase at approximately the same rate based on the growth in total jackpot winners electing installment payments. Interest income and expense related to progressive systems annuities totaled $5.8 million in both the current and prior year quarter.

Our effective tax rate was adjusted to 37.5% in the current quarter from 37.7% in the prior year quarter based on changes to the geographic mix of estimated annual taxable income.

BUSINESS SEGMENT RESULTS

IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expense. Prior period amounts have been reclassified to conform to the current management view and presentation. See Note 14 of our Unaudited Condensed Consolidated Financial Statements.

Product Sales

Segment profit from product sales improved during the current quarter due to sales volume growth and increased gross profit margins, partially offset by increased operating costs.

Worldwide Product Sales

	Quarters Ended
	December 31,
			Increase	%
(In millions, except units)	2003	2002	(Decrease)	Change

Revenues	$330.5	$241.3	$89.2	37%
Gross profit	166.2	115.1	51.2	44%
Gross margin	50%	48%	3%	5%
Operating expenses	$71.1	$55.6	$15.5	28%
Operating income	95.2	59.5	35.7	60%
Segment profit	99.3	64.6	34.7	54%
Segment profit margin	30%	27%	3%	11%
Units shipped	46,100	29,700	16,400	55%

Worldwide product sales revenues and gross profit improved from the prior year quarter as a result of strong growth in both domestic and international replacement sales.

The increase in product sales gross margin to 50% in the current quarter was driven by:

•	the realization of better pricing by continuing to provide our customers with a deep library and a broad array of game content across all of our product offerings

•	a higher mix of gaming systems related revenue, largely related to the inclusion of Acres in the current quarter

•	operational efficiencies related to record production of 34,600 machines in our Reno manufacturing facility

•	partially offset by a greater mix of lower margin international units, comprising 51% of consolidated units in the current quarter versus 35% in the same quarter last year

We continue to expect our consolidated product sales gross margin to run approximately 50% for the remainder of fiscal 2004. Our gross margin may fluctuate depending on the geographic and product mix.

Domestic Product Sales

	Quarters Ended
	December 31,
			Increase	%
(In millions, except units)	2003	2002	(Decrease)	Change

Revenues	$236.9	$192.2	$44.7	23%
Gross profit	124.7	93.0	31.6	34%
Gross margin	53%	48%	4%	9%
Units shipped	22,600	19,300	3,300	17%
Replacement	16,400	11,100	5,300	48%
New/Expansion	6,200	8,200	(2,000)	(24%)

Total domestic units shipped improved over the prior year quarter as a result of strong replacement sales across all of our domestic markets, partially offset by fewer new and expansion unit shipments.

The increase in domestic replacement units shipped during the current quarter related to:

•	continuing demand for our EZ Pay™ TITO technology

•	our extensive game theme library across spinning reel, video spinning reel and video poker products

•	large replacement shipments in Nevada and eastern region casino markets

We expect strong replacement sales for the remainder of fiscal 2004, as we continue to fill orders from several major casino resorts that have initiated multi-year replacement programs. We shipped over 2,500 replacement games to Harrah’s casino properties during the first quarter of fiscal 2004, pursuant to our previously announced 11,000 machine purchase agreement with this customer.

Shipments of new and expansion machines declined over the prior year quarter as a result of fewer new casino openings during the current quarter. New unit sales for the current quarter were concentrated primarily in the Canadian casino and video lottery markets.

Additionally, during the current quarter domestic average sales prices improved over the prior year quarter as a result of:

•	a greater mix of gaming systems related revenue, largely a result of the Acres acquisition

•	stronger pricing realization

Our domestic product sales gross margin also benefited from improved operating efficiencies related to higher volumes.

International Product Sales

	Quarters Ended
	December 31,
			Increase	%
(In millions, except units)	2003	2002	(Decrease)	Change

Revenues	$93.6	$49.0	$44.6	91%
Gross profit	41.6	22.0	19.5	89%
Gross margin	44%	45%	(1%)	(1%)
Units shipped	23,500	10,400	13,100	125%
Replacement	21,600	9,400	12,200	129%
New/Expansion	1,900	1,000	900	90%

International machine shipments for the current quarter grew substantially due to:

•	quarterly shipments of 12,700 replacement units in Japan, related to the success of Nobunaga, a new pachisuro game that is expected to become our highest selling game ever in the Japanese market

•	increased sales in Latin America and the European casino markets

•	partially offset by fewer shipments in Australia and the UK

International gross margins declined slightly from the prior year quarter, primarily due to the increased sales of lower margin Japanese pachisuro games. Partially offsetting this decline were:

•	favorable foreign currency exchange rates

•	improved mix of higher margin unit sales in Latin America and the UK

•	higher parts sales in Australia

Proprietary Gaming

	Quarters Ended
	December 31,
			Increase	%
(In millions, except units)	2003	2002	(Decrease)	Change

Revenues	$277.6	$248.4	$29.2	12%
Gross profit	154.8	132.3	22.6	17%
Gross margin	56%	53%	3%	6%
Earnings of unconsolidated affiliates	$0.1	$(0.2)	$0.3	153%
Operating expenses	47.9	41.5	6.3	15%
Operating income	107.1	90.5	16.5	18%
Segment profit	107.6	91.5	16.1	18%
Segment profit margin	39%	37%	2%	5%
Installed base units	34,400	32,500	1,900	6%
Casinos	29,700	28,500	1,200	4%
Racinos	4,700	4,000	700	17%

Segment profit from proprietary gaming improved in the current quarter primarily as a result of increased revenues and gross profits, partially offset by additional operating expenses.

First quarter proprietary gaming revenues and gross profit increased over the prior year quarter driven by:

•	growth in our installed base of proprietary recurring revenue machines due to additional casino placements in California, Atlantic City and Canada, and increased racino placements in Rhode Island

•	improvements in our game placement mix toward more wide area progressive and instant winner games which carry better yields

•	strong play levels across the majority of our markets and increased coin-in per machine per day resulting from new game introductions and a more favorable jurisdictional mix

•	partially offset by unfavorable declines in interest rates which increased our cost of funding jackpots and increased gaming taxes

Additionally, the extra week in the current quarter contributed approximately $19.9 million in revenues and $11.1 million in gross profit.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Our principal source of liquidity is cash generated from our operating activities allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.

We expect that our available short-term and long-term capital resources are sufficient to fund our capital expenditures and operating capital requirements, scheduled debt and dividend payments, and our interest payments and income tax obligations.

Our working capital increased to $1.2 billion at December 31, 2003 from $1.1 billion at September 30, 2003, primarily as the result of:

•	cash generated from operations

•	increased accounts receivable associated with increased product sales volumes and the Acres acquisition

•	offset by higher accrued income taxes related to increased earnings

Cash Flows Summary

	Quarters Ended
	December 31,
			Increase
(In millions)	2003	2002	(Decrease)

Operations	$130.0	$45.4	$84.6
Investing	7.2	(17.1)	24.3
Financing	(50.5)	(13.4)	(37.1)
Effect of exchange rates	1.7	(1.7)	3.4

Net increase in cash and equivalents	$88.4	$13.2	$75.2

Cash Flows From Operations

Current quarter cash generated from operations improved over the prior year quarter as a result of:

•	income from continuing operations of $116.7 million and income from discontinued operations of $2.1 million

•	timing of receivables collections, including several customer payoffs of contract financing

•	timing of income tax payments

•	offset by increased cash used for inventories related to increased product demand

Our current quarter working capital statistics as compared to the comparable prior year quarter included:

•	average days sales outstanding improved to 96 days from 102 days

•	inventory turns increased to 3.4 turns from 3.3 turns

Cash Flows From Investing and Financing

Net cash from investing activities increased over the comparable prior year period primarily related to proceeds from the sale of our discontinued OES operations of $143.0 million, offset by net cash used to acquire Acres of $109.7 million.

Current quarter investment in property, plant and equipment included less capital spending to update our internal software systems with an enterprise resource planning system versus the prior year quarter. Increased spending for gaming operations equipment was primarily due to growth in our installed base.

	Quarters Ended
	December 31,
			Increase
(In millions)	2003	2002	(Decrease)

Investment in property, plant and equipment	$7.1	$9.2	$(2.1)
Investment in gaming operations equipment	29.3	21.6	7.7

Total capital expenditures	$36.4	$30.8	$5.6

Domestic	96%	97%	(1%)
International	4%	3%	1%

Net cash used for financing activities increased $37.1 million over the prior year quarter primarily as a result of:

•	payments of $69.2 million for quarterly dividends declared during the current and prior sequential quarters

•	offset by reduced treasury stock repurchases in the current year period

Net Cash Flows to Fund Jackpot Liabilities

	Quarters Ended
	December 31,
			Increase
(In millions)	2003	2002	(Decrease)

Purchases of investments to fund jackpots	$(11.1)	$(4.6)	$(6.5)
Proceeds from investments to fund jackpots	9.5	8.3	1.1

Investing activities	(1.6)	3.7	(5.4)

Collections to fund jackpot liabilities	64.0	54.9	9.1
Payments to jackpot winners	(61.1)	(53.0)	(8.1)

Financing activities	2.9	1.9	1.0

Net cash flows to fund jackpot liabilities	$1.3	$5.6	$(4.3)

Investments to fund jackpots relates only to installment-based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment-based payments. Proceeds occur as the investments mature, in equal annual installments over 20 to 26 years.

Jackpot liabilities relate to all progressive jackpot systems, irrespective of which payment method the winner elects. Payments to winners include both installment-based payments and single-payments.

Net cash flows from these activities, collectively, represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpot liabilities occur based on the timing of the jackpot cycles and the volume of play across all of our progressive systems games.

The comparative prior year period was adjusted to match the current period presentation to exclude non-cash interest accretion from investments and collections.

Stock Repurchase Plan

Our Board of Directors authorized IGT’s common stock repurchase plan in 1990. Our remaining share repurchase authorization, as amended, totaled 39.9 million shares as of December 31, 2003. We have not repurchased any shares since September 30, 2003.

Credit Facilities and Indebtedness

Senior Notes

At December 31, 2003, our Senior Notes had a remaining principal balance after repurchases totaling $400.0 million due in May 2004 and $569.6 million due in May 2009. Using available cash, we will redeem the $400.0 million in principal amount on February 17, 2004, plus accrued unpaid interest to the redemption date and a make-whole payment. In the second quarter of fiscal 2004, we expect to recognize a loss of approximately $6.9 million, before tax, related to this redemption, offset by interest savings of approximately $2.7 million, before tax. Additionally, in the third quarter of fiscal 2004, we expect to benefit from interest savings of approximately $5.0 million, before tax.

Lines of Credit

Our domestic and foreign borrowing facilities totaled $284.6 million at December 31, 2003. Of this amount, $11.2 million was drawn with interest rates ranging from 1.75% to 2.38%, $5.8 million was reserved for letters of credit, and the remaining $267.6 million was available for future borrowings. Our current domestic line of credit for $260.0 million expires in August 2006 and our foreign lines expire at various times through July 2005.

Debt Covenants

Our ability to meet our debt service obligations will depend on future performance, which is subject to general economic conditions and to financial, business, regulatory and other factors affecting our operations, many of which are beyond our control.

We are required to comply with certain covenants contained in these agreements, including restrictions on our ability to:

•	incur indebtedness

•	grant liens on our assets

•	enter into sale/leaseback transactions

•	make investments, acquisitions, or divestitures

•	pay dividends

•	make certain other restricted payments without the written consent of the lenders

If we are unable to maintain the financial ratios required under our bank revolving line of credit, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable. If this happened, other indebtedness that contains cross-default or cross-acceleration provisions, including our senior notes and debentures, may also be accelerated to become due and payable immediately. If any of these events should occur, we may not be able to pay such amounts.

We were in compliance with all applicable covenants at December 31, 2003.

FINANCIAL POSITION

	December 31,	September 30,	Increase
	2003	2003	(Decrease)

(In millions)
Total assets	$4,344.7	$4,185.2	$159.5
Total liabilities	2,491.4	2,497.8	(6.4)
Total stockholders’ equity	1,853.4	1,687.5	165.9

Total assets increased during the current quarter primarily due to the acquisition of Acres and increased cash related to operating cash flows and proceeds from the sale of discontinued operations. The Acres acquisition contributed to the increase in our intangible assets and goodwill.

Total liabilities decreased during the current quarter primarily related to payments of employee incentives and dividends, partially offset by increased income tax liabilities.

Total stockholders’ equity increased during the current quarter primarily as the result of net income generated during the current period.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations. See Note 12 of our Unaudited Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts and related disclosures. Actual results may differ from initial estimates.

Critical accounting policies require IGT’s management to make material subjective or complex judgments about matters that are highly uncertain or variable related to estimates and assumptions used for the following accounting estimates. These areas of our accounting estimates are the most sensitive to change from external factors.

Jackpot Liabilities and Expenses

To calculate the present value of our outstanding progressive jackpot liabilities, we use current market prime, treasury, and agency rates weighted based on the historical pattern of winners’ payment elections. We believe this calculation provides the best estimate of our cost to fund jackpots.

Our jackpot expense totaled $63.9 million in the first three months of fiscal 2004 and $57.0 million in the comparable prior year period. Although the majority of material changes to jackpot expense relate to market interest rate trends (see Item 3, Market Risk) and the volume of slot play, changes in our estimates and assumptions regarding the number of jackpot winners who may elect single-payments in the future could also impact our gaming operations jackpot expense and gross profit, as well as the allocation of our jackpot liabilities between the current and non-current portions. Because current year single-payment funding rates have been essentially the same as installment funding rates during the first quarter of fiscal 2004, if we changed our estimate of winners expected to elect the single-payment option by 10%, our jackpot expense for the quarter ended December 31, 2003 would not have changed materially.

Intangible Assets and Goodwill

We are required to use judgment and make estimates to determine the useful lives and fair value of our intangible assets and goodwill. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives and fair values. Changes in assumptions may cause modifications to our estimates for amortization or impairment. If the estimated useful lives of our intangible assets were to decrease, the most significant impact would be an increase to amortization expense and/or impairment, thereby decreasing our results of operations.

Income Taxes

We adjust our deferred taxes based upon the changes in differences between the book and tax basis of our assets and liabilities, measured by future tax rates we estimate will be applicable when these differences are expected to reverse. This process involves estimating our current tax position in each federal, state, and foreign jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We establish a valuation allowance to the extent recovery of deferred tax assets is not likely, based on our estimation of future taxable income in each jurisdiction.

The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize potential tax liabilities for anticipated tax audit issues in the US and other jurisdictions based on our estimate of the extent to which additional taxes will be due. If payment of these amounts proves to be unnecessary, the reversal of liabilities could result in the recognition of a future tax benefit.

Changes in current tax laws, enacted tax rates, geographic mix or the estimated level of annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our effective tax rate and tax provision.

Bad Debt Expense

We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customers payment patterns when evaluating the adequacy of our allowance for doubtful accounts. Changes in our assumptions and estimates could change our estimated provision for bad debt, thereby impacting our operating income.

Inventory

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

If we experienced a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Throughout this Quarterly Report on Form 10-Q we make some “forward looking” statements, which do not relate to historical or current facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:

•	estimates of expected gross profit margins

•	estimates and assumptions related to our critical accounting policies

•	our belief that every major manufacturer of cashless gaming systems and machines is now licensed to use the cashless patents in the intellectual property package administered by IGT

•	our belief that our TITO technology will facilitate casino implementations of cashless technology, encourage broader adoption of cashless technology, and continue to stimulate replacement demand

•	estimates that the replacement market will continue at certain paces

•	expectations about our ability to introduce new games

•	expectations that the Nobunaga pachisuro game will become our highest selling game ever in the Japanese market

•	anticipation that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments

•	estimates about our expected tax rates

•	estimates about our expected loss on the redemption of our Senior Notes

•	estimates of our expected interest savings related to the redemption of our Senior Notes

•	estimates of the effect to second quarter diluted EPS related to the satisfaction of the conversion criteria on our debentures

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems. Our revenues would be adversely affected by:

•	a decline in the popularity of our gaming products with players

•	a lack of success in developing new products

•	an inability to roll out new games on schedule

•	an increase in the popularity of competitors’ games

•	a negative change in the trend of consumer acceptance of our newest systems innovations including TITO technology

Demand for our products and placement of our proprietary games, and thereby our revenues, would be adversely affected by:

•	a reduction in the growth rate of new and existing markets

•	delays of scheduled openings of newly constructed or planned casinos

•	reduced levels of gaming play on our gaming systems or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

•	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

•	a decline in public acceptance of gaming

We operate in a highly regulated industry. Our ability to operate and generate revenues in certain jurisdictions could be adversely affected by:

•	unfavorable public referendums or anti-gaming legislation

•	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

•	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

•	delays in approvals from regulatory agencies

•	a limitation, conditioning, suspension or revocation of any of our gaming licenses

•	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

Our intellectual property rights are subject to risks that could adversely affect operating income, including:

•	potential inability to obtain and maintain patents, trademarks and copyrights to protect our newly developed games and technology

•	competitors’ infringement upon our existing trademarks, patents and copyrights

•	approval of competitors’ patent applications that may restrict our ability to compete effectively

Our business is vulnerable to changing economic conditions that could adversely affect operating income, including:

•	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

•	unfavorable changes in state taxation laws or application of such laws that could reduce our profitability

•	political or economic instability in international markets

•	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

•	fluctuations in foreign exchange rates, tariffs and other trade barriers

•	an inability to effectively hedge our foreign currency exposures

Our outstanding debt obligations subject us to certain additional risks that could adversely affect our cash flows and interest costs, including:

•	increasing our vulnerability to general adverse economic and industry conditions

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

•	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

•	disadvantaging us compared to competitors with less indebtedness

Our business operations are subject to other risks that could adversely affect our operating income and cash flows, including:

•	the loss or retirement of our key executives or other key employees

•	adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts

•	the discovery of facts with respect to legal actions pending against IGT not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of existing litigation

•	our ability to timely and cost effectively integrate into our operations the companies that we acquire

•	increased costs due to reliance on third party suppliers and contract manufacturers

•	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk

•	acts of war or terrorist incidents

•	our continued work through several implementation phases of our company-wide ERP solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Hedging

At December 31, 2003, our net foreign currency exposure of $45.4 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $35.6 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

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

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $0.3 million at December 31, 2003 versus $2.2 million at September 30, 2003. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

We estimate interest rate risk as the potential change in the fair value of our debt or earnings resulting from a hypothetical 10% adverse change in interest rates.

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in proprietary gaming. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical 10% decline in interest rates would have reduced our gross profit by $6.2 million in the first three months of fiscal 2004 and $6.5 million in the comparable prior year period. We do not currently manage this exposure with derivative financial instruments.

Swaps

We use various techniques to mitigate the risk associated with future changes in interest rates, including interest rate swaps. In the fourth quarter of 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. Based on rates prevailing at December 31, 2003, these swaps reduced our effective interest rate from 8.375% to approximately 6.965% on the senior notes due in 2009.

Senior Notes

If interest rates increased by a hypothetical 10%, we estimate the fair market value of our fixed rate senior notes and related interest rate swaps combined would have decreased approximately $19.8 million at December 31, 2003 and $20.7 million at September 30, 2003.

Convertible Debentures Price Risk

The fair value of our debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $54.4 million. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our convertible debentures by $0.8 million.

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

No change in our internal control over financial reporting occurred during the quarter just ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K dated November 4, 2003 regarding earnings for the fourth quarter ended September 30, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2004

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Maureen Mullarkey

Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and
Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.