Form 10-Q
period 2004-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2004-05-14
CIK 353944

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-10684

International Game Technology

(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	88-0173041 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock
par value $.00015625 per share	348,919,480

International Game Technology

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Revenues
Product sales	$362,354	$254,529	$692,837	$495,779
Gaming operations	273,730	274,559	551,308	522,942

Total revenues	636,084	529,088	1,244,145	1,018,721

Costs and operating expenses
Cost of product sales	170,562	131,775	334,815	257,950
Cost of gaming operations	126,413	127,370	249,155	243,496
Selling, general and administrative	79,513	71,291	147,218	132,040
Depreciation and amortization	16,721	11,489	30,525	24,186
Research and development	31,185	23,150	62,893	43,931
Provision for bad debts	5,678	3,961	11,284	7,013

Total costs and operating expenses	430,072	369,036	835,890	708,616

Operating income	206,012	160,052	408,255	310,105

Other income (expense)
Interest income	13,518	12,544	28,176	24,642
Interest expense	(24,179)	(29,286)	(54,175)	(55,934)
Gain (loss) on the sale of assets	39	4	(525)	(63)
Other	(10,071)	(425)	(9,760)	169

Other expense, net	(20,693)	(17,163)	(36,284)	(31,186)

Income from continuing operations before tax	185,319	142,889	371,971	278,919
Provision for income taxes	67,635	53,869	137,629	105,152

Income from continuing operations	117,684	89,020	234,342	173,767
Discontinued operations, net of tax of $(488), $(1,152), $35,312 and $2,987	(742)	(1,906)	58,924	4,934

Net income	$116,942	$87,114	$293,266	$178,701

Basic earnings per share
Continuing operations	$0.34	$0.26	$0.68	$0.50
Discontinued operations	—	(0.01)	0.17	0.02

Net income	$0.34	$0.25	$0.85	$0.52

Diluted earnings per share
Continuing operations	$0.32	$0.26	$0.65	$0.49
Discontinued operations	—	(0.01)	0.16	0.02

Net income	$0.32	$0.25	$0.81	$0.51

Weighted average shares outstanding
Basic	346,906	342,257	346,187	344,838
Diluted	377,649	349,012	365,771	351,488

See accompanying notes.

BALANCE SHEETS

	March 31,	September 30,
	2004	2003
(In thousands, except shares and par value)
Assets
Current assets
Cash and equivalents (restricted $132,729 and $85,479)	$1,011,878	$1,311,558
Investment securities, at market value	4,159	4,013
Accounts receivable, net of allowances for doubtful accounts of $23,562 and $20,945	385,278	351,723
Current maturities of long-term notes and contracts receivable, net	66,192	83,752
Inventories	150,005	147,066
Investments to fund liabilities to jackpot winners	49,424	41,502
Deferred income taxes	41,801	29,743
Prepaid expenses and other	94,049	34,383
Assets of discontinued operations held for sale	—	69,967
Other assets held for sale	3,754	4,521

Total current assets	1,806,540	2,078,228
Long-term notes and contracts receivable, net	111,258	145,120
Property, plant and equipment, net	285,902	261,620
Investments to fund liabilities to jackpot winners	470,832	333,454
Deferred income taxes	42,827	94,918
Intangible assets, net	259,842	218,184
Goodwill	1,059,576	980,427
Other assets	128,833	73,280

	$4,165,610	$4,185,231

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term notes payable	$103	$406,147
Accounts payable	73,583	65,259
Jackpot liabilities	192,060	164,089
Accrued employee benefit plan liabilities	39,474	57,771
Dividends payable	—	34,554
Accrued interest	17,121	29,988
Accrued income taxes	—	31,928
Other accrued liabilities	150,529	137,769
Liabilities of discontinued operations	—	17,576

Total current liabilities	472,870	945,081
Long-term notes payable, net of current maturities	1,153,481	1,146,759
Long-term jackpot liabilities	519,102	377,043
Other liabilities	36,543	28,870

	2,181,996	2,497,753

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares authorized; 706,526,551 and 703,348,533 shares issued	110	110
Additional paid-in capital	1,605,843	1,537,111
Treasury stock: 357,808,847 shares, at cost	(1,692,067)	(1,691,959)
Deferred compensation	(14,245)	(12,697)
Retained earnings	2,082,451	1,858,658
Accumulated other comprehensive income (loss)	1,522	(3,745)

	1,983,614	1,687,478

	$4,165,610	$4,185,231

See accompanying notes.

CASH FLOWS STATEMENTS

	Six Months Ended
	March 31,
	2004	2003
(In thousands)
Operations
Net income	$293,266	$178,701
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	74,927	69,072
Discounts, premiums and deferred offering costs	9,144	4,199
Stock-based compensation	2,641	1,843
Provision for bad debts	11,284	7,013
Provision for inventory obsolescence	6,439	9,652
Loss on sale of assets	525	63
Loss on redemption of debt	6,891	—
(Gain) loss on sale of discontinued operations	(90,820)	10,826
Changes in operating assets and liabilities, net of acquisitions and VIE consolidations:
Receivables	(17,707)	(97,565)
Inventories	(3,279)	(22,390)
Other current assets	(43,140)	7,259
Other non current assets	(54,884)	(4,358)
Income taxes payable and deferred	19,095	(39,608)
Accounts payable and accrued liabilities	(49,905)	(6,146)

Net cash from operations	164,477	118,561

Investing
Investment in property, plant and equipment	(15,270)	(13,156)
Investment in gaming operations equipment	(65,661)	(47,916)
Investment in intellectual property	(12,323)	(5,806)
Proceeds from sale of property, plant and equipment	1,211	130
Proceeds from sale of discontinued operations	143,013	60,491
Investments to fund jackpots:
Purchases	(13,112)	(10,413)
Proceeds	20,099	18,326
Cash advanced on loans receivable	(20,563)	(11,260)
Payments received on loans receivable	55,979	14,345
Acquisition of business	(109,697)	—
Consolidation of variable interest entities (VIEs)	47,511	—

Net cash from investing	31,187	4,741

Financing
Proceeds from borrowings	5,952	563,620
Repayments on borrowings	(413,020)	(25)
Premium paid on redemption of debt	(6,368)	—
Jackpot liabilities:
Collections to fund jackpots	132,000	128,614
Payments to winners	(148,344)	(134,099)
Proceeds from employee stock plans	36,995	17,700
Dividends paid	(104,027)	—
Share repurchases	—	(161,327)

Net cash from (used for) financing	(496,812)	414,483

Effect of exchange rates on cash and equivalents	1,468	(3,075)

Net increase (decrease) in cash and equivalents	(299,680)	534,710
Cash and equivalents at:
Beginning of year	1,311,558	416,707

End of second quarter	$1,011,878	$951,417

See accompanying notes.

Supplemental Cash Flows Information

Depreciation and amortization reflected in the cash flows statements includes the amounts presented separately on the income statements, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

	Six Months Ended
	March 31,
	2004	2003
(In thousands)
Payments of interest	$46,351	$40,812
Payments of income taxes	174,300	143,634
Non-cash items:
Tax benefit of employee stock plans	25,285	6,137
Treasury stock acquired for stock awards exercised or forfeited	108	—
Interest accretion for investments to fund jackpots	11,547	11,567
Interest accretion on zero-coupon convertible debentures	5,112	1,640
Acquisitions and purchase price adjustments within 12 months subsequent to acquisition:
Fair value of assets acquired	149,877	(1,892)
Fair value of liabilities assumed	40,180	1,892
Consolidation of VIEs (excluding cash):
Fair value of assets	137,733	—
Fair value of liabilities	185,244	—

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

Our consolidated financial statements include the accounts of International Game Technology and all of its majority owned or controlled subsidiaries and variable interest entities. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method. For strategic marketing alliances for which no separate legal entities exist, we recognize all assets, liabilities, revenues and expenses that we own, owe, earn and incur based on the activities that we perform on behalf of the alliances.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 in each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all periods are presented as ending on the calendar month end. The results of operations for fiscal 2004 will contain 53 weeks versus 52 weeks in fiscal 2003. Accordingly, the results of operations for the six months ended March 31, 2004 contained 27 weeks versus 26 weeks for the six months ended March 31, 2003. The results of operations for the quarters ended March 31, 2004 and 2003 both contained 13 weeks.

Recently Issued Accounting Standards

FIN 46

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, and requires disclosures about significant unconsolidated VIEs. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003 and to older entities as of the end of the first period that ends after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003.

Our linked progressive systems in Iowa and New Jersey are administered by trusts that collect contribution fees from participating casinos and manage the jackpot liabilities and payments to winners. We consolidated the balance sheets of our existing progressive systems trust VIEs in New Jersey and Iowa at March 31, 2004, adding $185.2 million in total assets and liabilities, primarily consisting of jackpot liabilities and related assets. These trusts collectively recorded total revenues for the six months ended March 31, 2004 of $81.9 million. We do not expect a material impact to net income when the revenues and expenses of the trusts, net of eliminations, are consolidated into our third quarter operating results, although our proprietary gaming margin may decline. Although it is difficult to assess our maximum exposure to loss from the trusts’ operations, we have incurred no losses since the first trust was formed in 1990.

Proposed Share-Based Payment, an Amendment of FASB Statement No 123 and 95

In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statement 123 and 95. This proposed standard would impact the accounting for stock-based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our stock-based payment programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

2. Stock-Based Compensation

On October 1, 1996, we adopted Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, which established a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock- based compensation plans in accordance with Accounting Principles Board (APB) 25, Accounting for Stock Issued to Employees, which determines the compensation cost of stock options issued for non-variable plans like ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock-based compensation plans are predominantly plans where the option price is equal to or greater than the price the stock would be in an offer to all shareholders and therefore, no compensation cost is recorded. Compensation cost is incurred, however, when the terms of an outstanding option are modified or converted in an acquisition.

The following pro forma net income and earnings per share (EPS) reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation cost that would have been recorded if the SFAS 123 fair value method had been applied to all awards granted, modified, or settled since the beginning of fiscal 1996. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. IGT’s employee stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands, except per share amounts and assumptions)
Reported net income	$116,942	$87,114	$293,266	$178,701
Reported stock compensation, net of tax	886	543	1,664	1,148
Pro forma stock compensation, net of tax	(7,181)	(5,205)	(15,001)	(9,992)

Pro forma net income	110,647	82,452	279,929	169,857
After-tax interest expense on convertible debentures	2,286	—	2,286	—

Pro forma diluted EPS numerator	$112,933	$82,452	$282,215	$169,857

Basic EPS
As reported	$0.34	$0.25	$0.85	$0.52
Pro forma	0.32	0.24	0.81	0.49
Diluted EPS
As reported	$0.32	$0.25	$0.81	$0.51
Pro forma	0.30	0.24	0.77	0.48
Weighted average fair value per option share granted	$7.94	$5.81	$6.96	$5.90
Weighted average assumptions used to value options granted:
Interest rates	2.40%	1.69%	2.49%	1.83%
Dividend yields	0.89%	—	1.08%	—
Expected volatility	0.28	0.40	0.29	0.41
Expected life (years)	3.00	3.27	2.99	3.25

3. Inventories

Inventories consisted of the following:

	March 31,	September 30,
	2004	2003
(In thousands)
Raw materials	$75,887	$71,263
Work-in-process	5,177	7,622
Finished goods	68,941	68,181

Total inventories	$150,005	$147,066

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	September 30,
	2004	2003
(In thousands)
Land	$20,452	$20,112
Buildings	88,339	83,870
Gaming operations equipment	344,646	296,288
Manufacturing machinery and equipment	200,007	168,317
Leasehold improvements	8,096	7,973
Construction in process	4,522	24,030

Total	666,062	600,590
Less accumulated depreciation	(380,160)	(338,970)

Property, plant and equipment, net	$285,902	$261,620

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

Under the terms of the agreement, IGT paid $11.50 in cash for each outstanding share of Acres common stock for an aggregate purchase price of approximately $134.0 million. Under the guidance of SFAS 141, Business Combinations, we have substantially completed our evaluation of the purchase price allocation to total assets and liabilities. See Note 8 for the purchase price allocation to identifiable intangibles and goodwill. We have not provided pro forma financial information including Acres prior to the acquisition, as it was not material to our consolidated results. The following table summarizes the values assigned to the assets acquired and liabilities assumed.

(In millions)
Current assets	$44.7
Identifiable intangibles	49.0
Goodwill	75.3
Non-current assets	5.2

Total assets acquired	174.2

Current liabilities	22.5
Non-current liabilities	17.7

Total liabilities assumed	40.2

Purchase price	$134.0

Divestitures and Discontinued Operations

During fiscal 2003, we divested certain non-core businesses acquired with Anchor Gaming (Anchor) on December 30, 2001, including our slot route operations in Nevada, two casinos in Colorado and our pari-mutuel systems operations, United Tote. The sale of our online lottery system operations, IGT OnLine Entertainment Systems, Inc., and the lottery systems business of VLC, Inc., collectively referred to as OnLine Entertainment Systems (OES), was completed in November 2003 for proceeds in cash of $143.0 million and a receivable for a working capital adjustment, resulting in a gain of $56.8 million, net of tax. These operations were reflected in discontinued operations for all periods presented.

The results of our discontinued operations were comprised of:

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands)
Net revenue	$—	$66,036	$13,558	$138,327

Income before tax	$—	$7,768	$3,416	$18,747
Provision for income taxes	—	(2,929)	(1,254)	(7,068)

Income, net of tax	—	4,839	2,162	11,679

Gain (loss) on sale before tax	(1,230)	(10,826)	90,820	(10,826)
Benefit (provision) for income taxes	488	4,081	(34,058)	4,081

Gain (loss) on sale, net of tax	(742)	(6,745)	56,762	(6,745)

Discontinued operations, net of tax	$(742)	$(1,906)	$58,924	$4,934

Assets and liabilities related to discontinued operations were comprised of:

September 30, 2003
(In thousands)
Cash	$8,159
Accounts receivable, net	11,795
Other current assets	1,205
Property and equipment, net	28,880
Intangible assets	19,776
Goodwill	—
Other non-current assets	152

Total assets of discontinued operations held for sale	$69,967

Current liabilities	$17,576
Non-current liabilities	—

Total liabilities of discontinued operations	$17,576

Other balances related to discontinued operations included:
Deferred compensation	$2,215
Deferred tax liabilities	7,840

Additionally, as a result of integrating certain VLC operations acquired with Anchor into our Reno, Nevada facility in June 2003, we reclassified $4.5 million related to the Bozeman, Montana building to other assets held for sale. Based on market factors and pending purchase offers, we recognized estimated losses of $0.8 million in the first half of fiscal 2004, and $0.2 million in fiscal 2003, reducing the property value to $3.8 million. The final sale closed on April 7, 2004.

6. Notes and Contracts Receivable

Allowances for doubtful notes and contracts:

	March 31,	September 30,
	2004	2003
(In thousands)
Current	$23,271	$20,393
Long-term	16,467	13,645

	$39,738	$34,038

7. Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents and receivables. We maintain cash balances at several financial institutions in amounts, which may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our receivables are concentrated in specific legalized gaming regions. The table below shows the composition of our accounts, contracts, and notes receivable at March 31, 2004.

Domestic Regions
Nevada	25%
California	20
Eastern region	14
New Jersey	6
New York	5
Other US regions, 3% or less individually	17

Total domestic	87

International Regions
Europe	8
Other international, 3% or less individually	5

Total international	13

Total	100%

8. Intangibles and Goodwill

Our Acres purchase price allocation to identifiable intangibles and goodwill is included in the tables below. In-process research and development (R&D) was charged to R&D expense immediately subsequent to acquisition because no future alternative use existed. The Acres goodwill is not deductible for tax purposes.

Intangible Additions

Other additions included $7.1 million related to assets purchased in conjunction with the dissolution of our alliance with Shuffle Master in the second quarter of 2004.

			Weighted
	Acres	Other	Average
Six months ended March 31, 2004	Acquisition	Additions	Life (years)
(In thousands, except life)
Finite lived intangibles:
Patents	$12,600	$7,724	14.2
Contracts	—	4,597	4.4
Trademarks	800	—	1.5
Developed technology	21,900	—	12.5
Customer relationships	5,800	—	12.5
Backlog	6,100	—	0.5
In-process R&D	1,800	—	—

Total	$49,000	$12,321

Intangible Balances

	March 31, 2004			September 30, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
(In thousands)
Finite lived intangible assets:
Patents	$271,188	$52,498	$218,690	$251,076	$40,281	$210,795
Contracts	8,097	1,321	6,776	3,500	738	2,762
Trademarks	8,093	5,020	3,073	7,293	4,092	3,201
Developed technology	24,218	2,200	22,018	2,318	892	1,426
Customer relationships	5,800	73	5,727	—	—	—
Backlog	6,100	2,542	3,558	—	—	—

Net carrying amount	$323,496	$63,654	$259,842	$264,187	$46,003	$218,184

Amortization of Intangibles

Our aggregate amortization expense totaled $9.8 million and $6.1 million for the current and prior year quarters and $17.7 million and $13.2 million for the current and prior six month periods. The following is our estimated annual amortization expense for the current and succeeding fiscal years:

Fiscal Year	Amortization
(In thousands)
2004	$37,408
2005	33,223
2006	29,933
2007	28,317
2008	25,879

Goodwill Changes and Balances by Segment

	Product	Proprietary
	Sales	Gaming	Total
(In thousands)
Balance at beginning of year	$108,246	$872,181	$980,427
Acres acquisition	75,271	—	75,271
Foreign currency translation adjustment	3,878	—	3,878

Balance at March 31, 2004	$187,395	$872,181	$1,059,576

9. Notes Payable

	March 31,	September 30,
	2004	2003
(In thousands)
Senior notes, net of unamortized discount	$566,850	$964,497
Zero-coupon senior convertible debentures, net of unamortized discount	586,734	581,622
Credit facilities	—	6,787

Total	1,153,584	1,552,906
Less current maturities	(103)	(406,147)

Long-term notes payable, net of current maturities	$1,153,481	$1,146,759

We continue to be in full compliance with all covenants contained in our debt agreements at March 31, 2004.

Senior Notes

In February 2004, we recognized a loss of $6.9 million, included in other expense, related to the early redemption our $400 million senior notes due May 2004. The principal balance of our remaining 2009 senior notes totaled $569.6 million at March 31, 2004.

Senior Convertible Debentures

The market price condition for convertibility of our debentures was met during the conversion periods ended January 20, 2004 and April 20, 2004. As a result, the if-converted method of calculating diluted earnings per share was applied to our second quarter ended March 31, 2004 and will also apply to our third quarter ending June 30, 2004. We will include the dilutive effect of outstanding debentures for all future periods that the conversion requirements are met. See Note 10.

Lines of Credit

Our domestic and foreign borrowing facilities totaled $285.1 million at March 31, 2004. Of this amount $5.8 million was reserved for letters of credit and the remaining $279.3 million was available for future borrowings. Our current domestic line of credit for $260.0 million expires in August 2006 and our foreign lines expire at various times through July 2005.

10. Earnings Per Share

A reconciliation of income from continuing operations and shares outstanding for basic and diluted EPS is included in the table below. Diluted EPS for the current periods ended March 31, 2004 included the effect of applying the if-converted method of accounting for our convertible debentures.

Common shares and per share amounts for all periods presented reflect the four-for-one common stock split effective in June 2003.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Income from continuing operations	$117,684	$89,020	$234,342	$173,767
After-tax interest expense on convertible debentures	2,286	—	2,286	—

Diluted EPS Numerator	$119,970	$89,020	$236,628	$173,767

Basic weighted average common shares outstanding	346,906	342,257	346,187	344,838
Dilutive effect of stock awards outstanding	10,212	6,755	9,699	6,650
Dilutive effect of convertible debentures	20,531	—	9,885	—

Dilutive EPS Denominator	377,649	349,012	365,771	351,488

Basic earnings per share	$0.34	$0.26	$0.68	$0.50
Diluted earnings per share	$0.32	$0.26	$0.65	$0.49
Common shares excluded from diluted EPS because the conversion event for our debentures had not occurred	—	20,531	—	20,531
Common shares excluded from diluted EPS because the effect of option exercise was antidilutive	213	1,164	114	2,272

11. Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

During the current quarter, we adjusted our expected annual consolidated income tax provision rate on continuing operations from 37.5% to 37.0% based on changes to the geographic mix of estimated annual taxable income. The tax rate on discontinued operations remained unchanged at 37.5%. At March 31, 2004, we have no accrued income taxes due to timing of estimated tax payments.

12. Comprehensive Income

Our other comprehensive income presented below included cumulative currency translation adjustments and net unrealized gains and losses on investment securities.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands)
Net income	$116,942	$87,114	$293,266	$178,701
Net change in other comprehensive income	1,072	(705)	5,267	(798)

Comprehensive income	$118,014	$86,409	$298,533	$177,903

13. Commitments and Contingencies

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

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral arguments on the motion were held in August 2002 and in September 2002, and the Motion to Dismiss was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. On February 7, 2003, IGT filed its Petition For A Writ Of Certiorari with the South Carolina Supreme Court, which was denied on April 24, 2003. On April 29, 2003, IGT filed a Petition with the South Carolina Court of Appeals seeking further relief that was denied on May 12, 2003. As a result, on June 11, 2003, IGT filed a second Petition For A Writ Of Certiorari with the South Carolina Supreme Court that was dismissed by that Court on June 25, 2003. On July 22, 2003, IGT filed its first Petition For A Writ Of Certiorari with the US Supreme Court that was denied on October 6, 2003. A second Petition For a Writ of Certiorari with the US Supreme Court was timely filed and was denied on December 8, 2003. The judgment plus accrued interest was paid on April 2, 2004 and a Satisfaction of Judgment recorded. IGT is continuing to dispute in South Carolina the amount of the interest paid because it exceeds the present statutory amount.

Kraft

In July 2001, an individual, Mary Kraft, filed a complaint against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation. In September 2001, IGT filed a motion to intervene as a party defendant. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, the plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney’s fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. In April 2002, the Court granted the Summary Disposition filed by IGT and Anchor and dismissed the Plaintiff’s complaint. On April 13, 2004, the Michigan Court of Appeals affirmed dismissal of the complaint.

Miller

In June 2003, a class action lawsuit was filed in Clark County, Nevada District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al., (Case No. 470016). The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a temporary restraining order (TRO) to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendant’s motion to dismiss the second amended complaint. We believe that the plaintiff’s claims for damages are without merit.

Poulos

Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants’ motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. On April 30, 2003, the appellants (class plaintiffs) timely filed their opening brief. The respondent’s opposition brief was filed timely on July 31, 2003. All briefings have been completed, oral arguments were heard in January 2004, and the matter now awaits the decision of the Court.

Nevada Sales/Use Tax Matter

In February 2003, an IGT employee, presently on administrative leave, filed a sealed complaint under Nevada’s False Claims Act (State of Nevada ex rel. James McAndrews v. International Game Technology, Anchor Coin and Spin for Cash Wide Area Progressive, CV03 — 01329, 2d Jud. Dist. Court of Nevada) alleging that IGT failed to pay requisite Nevada sales/use taxes on certain Wheel of Fortune® games placed in Nevada since 1997 and in connection with royalties received under intellectual property licensing agreements related to the placement of Action Gaming games in Nevada since 1997. The Attorney General filed a motion to dismiss the complaint on January 26, 2004, and we filed our motion to dismiss on January 28, 2004. The Court unsealed the action in February 2004.

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

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds, guarantees and product warranties. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Our performance bonds outstanding related to our gaming operations totaled $11.1 million at March 31, 2004. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

Our outstanding letters of credit issued under our line of credit to insure our payment to certain vendors and governmental agencies totaled $5.8 million at March 31, 2004.

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

Reconciliation of product warranty liability
(In thousands)
Balance at beginning of year	$6,104
Reduction for payments made	(1,507)
Accrual for new warranties issued	2,306
Adjustments for pre-existing warranties	(132)

Balance at March 31, 2004	$6,771

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

At March 31, 2004, our net foreign currency exposure of $38.0 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $30.6 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

Interest Rate Management

In the fourth quarter of fiscal 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. These interest rate swaps are fair value hedges, which qualify for the shortcut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. Accordingly, we recorded the change in the fair value of the swap instruments as non-current assets or liabilities with an offsetting adjustment to the carrying value of the related debt.

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

15. Business Segments

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

IGT operates principally in the following lines of business:

•	Product sales encompasses the design, development, manufacturing, marketing, distribution and sales of computerized gaming products and systems. Revenues in this segment are generated from the sale of gaming machines, systems, royalty and license fees, parts, conversion kits, content fees, equipment and services

•	Proprietary gaming includes the design, development, manufacturing, marketing and distribution of our proprietary games under a variety of recurring revenue pricing arrangements including:

•	MegaJackpotsTM wide area progressive systems

•	stand-alone participation and flat fee

•	equipment leasing and rental

•	hybrid pricing products that include a recurring fee attached to a for-sale game

•	Corporate consists primarily of unallocated interest income and expense

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands)
Product sales
Revenues	$362,354	$254,529	$692,837	$495,779
Segment profit	119,051	66,617	218,335	131,171
Proprietary gaming
Revenues	273,730	274,559	551,308	522,942
Segment profit	98,521	98,461	206,146	190,004
Corporate
Segment loss	(32,253)	(22,189)	(52,510)	(42,256)
Consolidated
Revenues	636,084	529,088	1,244,145	1,018,721
Segment profit	185,319	142,889	371,971	278,919

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

International Game Technology is a world leader in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products in all jurisdictions where gaming is legal. Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and its majority owned or controlled subsidiaries and VIEs. The discussion and analysis that follows should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2003.

In this document, italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

Our continuing operations consist of two lines of business: product sales and proprietary gaming. Revenues in our product sales segment are generated from the sale of gaming machines, systems, royalty and license fees, parts, conversion kits, content fees, equipment and services. Revenues in our proprietary gaming segment are of a recurring nature based on the lease of gaming machines and equipment under customer participation agreements.

Discontinued operations related to various Anchor operations divested subsequent to our December 2001 acquisition of Anchor. See Note 5 of our Unaudited Condensed Consolidated Financial Statements.

We completed our acquisition of Acres on October 27, 2003, which contributed additional systems product sales to our consolidated results in the second quarter and first six months of fiscal 2004. Acres contributed $16.1 million in revenues and $9.7 million in gross profits to the second quarter just ended, adding a total of $30.4 million in revenues and $18.8 million in gross profits for the first half of fiscal 2004.

In the second quarter of fiscal 2004, we adopted FIN 46, Consolidation of Variable Interest Entities. As a result, we consolidated the balance sheets of our progressive systems trusts in Iowa and New Jersey at March 31, 2004 adding $185.2 million in total assets and liabilities consisting of jackpot liabilities and related assets. We expect the VIE consolidation of gross revenues and expenses in the third quarter of fiscal 2004 will not have a material impact to gross profit or net income, although our proprietary gaming gross margin will be reduced by approximately 2%. See Proprietary Gaming segment results for further discussion.

On January 20, 2004 the market price condition for convertibility of our debentures was satisfied. As a result, we applied the if-converted method of calculating diluted earnings per share. Under this method, after-tax interest expense of $2.3 million related to the debentures was added back to the numerator and an additional 20.5 million shares issuable upon conversion was included in the second quarter denominator. Please see Note 10 of our Unaudited Condensed Consolidated Financial Statements for the computation of diluted earnings per share from continuing operations. On April 20, 2004, our debentures again met the market price condition for convertibility, and as a result, we anticipate a reduction to third quarter diluted EPS of approximately $0.01.

During the second quarter of fiscal 2004, we began operating 300 video based charity games on our own proprietary Central Determination System (CDS) at a racetrack in Alabama. In addition, we installed 800 video lottery terminals at three racetracks in New York, which are being operated by the New York State Lottery. These installations supplement existing CDS and Class II machines installed via a distributor into the states of Florida and Washington.

OVERALL CONSOLIDATED OPERATING RESULTS

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions, except earnings per share)
Revenue	$636.1	$529.1	$107.0	20%	$1,244.1	$1,018.7	$225.4	22%
Gross profit	339.1	269.9	69.2	26%	660.2	517.3	142.9	28%
Gross margin	53%	51%	2%	4%	53%	51%	2%	5%
Operating income	$206.0	$160.1	$46.0	29%	$408.3	$310.1	$98.2	32%
Operating margin	32%	30%	2%	7%	33%	30%	2%	8%
Income from continuing operations	$117.7	$89.0	$28.7	32%	$234.3	$173.8	$60.6	35%
Income from discontinued operations	(0.7)	(1.9)	*	*	58.9	4.9	*	*
Net income	116.9	87.1	29.8	34%	293.3	178.7	114.6	64%
Diluted earnings per share:
Continuing operations	$0.32	$0.26	$0.06	23%	$0.65	$0.49	$0.16	33%
Discontinued operations	—	(0.01)	*	*	0.16	0.02	*	*
Net income	0.32	0.25	0.07	28%	0.81	0.51	0.30	59%

* Not meaningful

IGT achieved record financial results, including double-digit revenue growth, in both the second quarter and first six months of fiscal 2004 reflecting the popularity of IGT’s brands and leadership in game design. The most significant growth was in our product sales segment, primarily related to the continued acceleration of domestic replacement demand.

Significant items in the current quarter affecting comparability to the prior year quarter and half year period included:

•	a reduction of $0.01 per share related to the effect of applying the if-converted method of accounting for our debentures (See Note 10 of our Unaudited Condensed Consolidated Financial Statements)

•	a loss on the early retirement of our senior notes due May 2004 totaling $4.3 million after tax, or $0.01 per diluted share

•	a $3.2 million after tax charge related to our 5-year commitment for contributions to the University of Nevada, or $0.01 per diluted share

Additionally, the first six months in our current year included one additional week due to the timing of our 52/53-week accounting year. The extra week primarily impacted proprietary gaming, resulting in increases of approximately $19.9 to revenues and $11.1 million to gross profit. The extra week also contributed approximately $8.0 million in additional operating expenses.

Earnings per share for all periods presented also reflected the four-for-one common stock split effective in June 2003. We declared and paid cash dividends of $0.10 per share during both quarters of the current year period. We did not pay cash dividends during the first six months of fiscal 2003.

Operating Expenses

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions)
Selling, general and administrative	$79.5	$71.3	$8.2	12%	$147.2	$132.0	$15.2	11%
Depreciation and amortization	16.7	11.5	5.2	46%	30.5	24.2	6.3	26%
Research and development	31.2	23.2	8.0	35%	62.9	43.9	19.0	43%
Provision for bad debts	5.7	4.0	1.7	43%	11.3	7.0	4.3	61%

Total	$133.1	$109.9	$23.2	21%	$251.9	$207.2	$44.8	22%

Percent of revenue	21%	21%	—	—	20%	20%	—	—

Operating expenses for the second quarter and six months ended March 31, 2004 increased over the comparable prior year periods due to:

•	the inclusion of Acres which added $8.8 million in operating expenses for the quarter and $15.2 million for the six months, including in-process R&D charges of $1.8 million

•	additional R&D costs to support our commitment to develop innovative games, platforms and systems, as well as our entry into central determination markets

•	second quarter commitment to donate $5.0 million to the University of Nevada

•	increased provisions for bad debt related to higher sales volumes

The first half of fiscal 2004 included approximately $8.0 million in additional operating expenses as a result of the extra week in the first quarter.

Other Income (Expense) and Taxes

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions)
Interest income	$13.5	$12.5	$1.0	8%	$28.2	$24.6	$3.5	14%
Interest expense	(24.2)	(29.3)	5.1	17%	(54.2)	(55.9)	1.8	3%
Other	(10.0)	(0.4)	(9.6)	*	(10.3)	0.1	(10.4)	*

Other expense, net	$(20.7)	$(17.2)	$(3.5)	(21%)	$(36.3)	$(31.2)	$(5.1)	(16%)

Provision for income taxes	$67.6	$53.9	$13.8	26%	$137.6	$105.2	$32.5	31%
Tax rate	36.5%	37.7%	(1.2%)	(3%)	37.0%	37.7%	(0.7%)	(2%)

* Not meaningful

Other expense, net, for the second quarter and first six months of fiscal 2004 increased over the same periods in the prior year due to:

•	the early redemption in February 2004 of our $400.0 million senior notes due May 2004, resulting in a loss of $6.9 million before tax

•	litigation settlement charges of $2.6 million, before tax, incurred in the second quarter of fiscal 2004

Current period interest expense decreased related to pre-tax interest savings of $4.3 million on the early redemption, as well as interest expense savings resulting from our interest rate swaps entered into during the fourth quarter of fiscal 2003, partially offset by additional interest on our debentures issued in January 2003.

Operation of our progressive systems games resulted in interest income accretion from annuity investments purchased to fund installment jackpot payments and interest expense accrued on related liabilities to jackpot winners. Interest income and expense related to funding installment-based jackpot payments are similar and increase at approximately the same rate based on the growth in total jackpot winners electing installment payments. Interest income and expense related to progressive systems annuities totaled $5.8 million in both the current and prior year quarter and $11.5 million in both comparative six month periods.

During the current quarter, we adjusted our expected annual consolidated income tax provision rate on continuing operations from 37.5% to 37.0% based on changes to the geographic mix of estimated annual taxable income. The tax rate on discontinued operations remained unchanged at 37.5%.

BUSINESS SEGMENT RESULTS

IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expense. Prior period amounts have been reclassified to conform to the current management view and presentation. See Note 15 of our Unaudited Condensed Consolidated Financial Statements.

Product Sales

Segment profit from product sales improved during the second quarter and first six months of fiscal 2004 due to sales volume growth and increased gross profit margins, partially offset by increased operating costs.

Worldwide Product Sales

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions, except units)
Revenues	$362.4	$254.5	$107.8	42%	$692.8	$495.8	$197.1	40%
Gross profit	191.8	122.8	69.0	56%	358.0	237.8	120.2	51%
Gross margin	53%	48%	5%	10%	52%	48%	4%	8%
Operating expenses	$75.2	$60.5	$14.7	24%	$146.3	$116.1	$30.2	26%
Operating income	116.6	62.2	54.3	87%	211.7	121.8	90.0	74%
Segment profit	119.1	66.6	52.4	79%	218.3	131.2	87.2	66%
Segment profit margin	33%	26%	7%	26%	32%	26%	5%	19%
Units shipped	45,400	34,800	10,600	30%	91,500	64,500	27,000	42%

Our worldwide product sales revenues and gross profit improved from the prior year periods as a result of strong growth in both domestic and international replacement sales.

Improvements in our consolidated product sales gross margins in the current periods related to:

•	a higher mix of gaming systems and related royalty revenues, related to the inclusion of Acres since acquisition in late October 2003

•	the realization of better pricing by continuing to provide our customers with a deep library and a broad array of game content across all of our product offerings

•	operational efficiencies related to increased production in our Reno manufacturing facility

We expect our consolidated product sales gross margin to run approximately 50% to 51% for the remainder of fiscal 2004. Our gross margin may fluctuate depending on the geographic and product mix, including the contribution of higher margin systems sales and EZ PayTM related revenue, as well as changes in foreign currency exchange rates.

Domestic Product Sales

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions, except units)
Revenues	$275.7	$192.5	$83.2	43%	$512.6	$384.7	$127.9	33%
Gross profit	152.2	96.6	55.5	57%	276.8	189.7	87.1	46%
Gross margin	55%	50%	5%	10%	54%	49%	5%	10%
Units shipped	27,200	19,800	7,400	37%	49,800	39,100	10,700	27%
Replacement	23,400	13,900	9,500	68%	39,800	25,000	14,800	59%
New/Expansion	3,800	5,900	(2,100)	(36%)	10,000	14,100	(4,100)	(29%)

Increased domestic units shipped in the fiscal 2004 periods over the same periods in fiscal 2003 was attributed to strong replacement sales across most of our domestic markets, partially offset by fewer new and expansion unit shipments as a result of fewer new casino openings in fiscal 2004.

The growth in domestic replacement units in the current year periods was driven by:

•	continuing demand for our EZ PayTM TITO technology

•	our extensive game theme library that spans spinning reel, video spinning reel and video poker product lines

•	large replacement shipments in Nevada, Atlantic City and eastern region casino markets, partially offset by fewer replacement sales into the Canadian provinces of Quebec and Saskatchewan

Domestic average sales prices for the current quarter and six months improved over the same periods last year as a result of:

•	a greater mix of gaming systems and related royalty revenues, largely a result of the Acres acquisition

•	stronger pricing realization

•	offset partially by increased volume discounts

Given our strong domestic replacement sales during the first half of fiscal 2004, we now expect to sell 65,000 to 70,000 replacement machines for fiscal 2004, up from our previous target of 60,000 to 65,000 machines. Our domestic replacement shipments will be lower in the second half of fiscal 2004 due to the fulfillment of several large orders in the first half of the year. Replacement units shipped under existing purchase agreements with a major customer totaled 7,800 for the quarter and 10,300 for the six months just ended. We expect to ship the remaining 2,600 units in our third quarter of fiscal 2004. By the end of fiscal 2004, we estimate the size of the remaining domestic replacement market will range from 200,000 to 250,000 machines. On average our largest customers are approximately 50% converted to cashless gaming machines. We anticipate that replacement demand will continue over the next few years.

Over the next few years, we foresee our product sales segment becoming more dependent on new machine sales driven by new and expanding casinos and the expansion or legalization of gaming in several markets. We are closely monitoring several key growth opportunities both domestically and internationally, namely California, Pennsylvania and the UK.

International Product Sales

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions, except units)
Revenues	$86.7	$62.1	$24.6	40%	$180.3	$111.1	$69.2	62%
Gross profit	39.6	26.1	13.5	52%	81.2	48.2	33.0	69%
Gross margin	46%	42%	4%	9%	45%	43%	2%	4%
Units shipped	18,200	15,000	3,200	21%	41,700	25,400	16,300	64%
Replacement	15,800	13,100	2,700	21%	37,500	22,600	14,900	66%
New/Expansion	2,400	1,900	500	26%	4,200	2,800	1,400	50%

International machine shipments for the second quarter and first six months of 2004 grew substantially due to:

•	additional replacement shipments in Japan, primarily related to the success of NobunagaTM, our highest selling pachisuro game ever at 18,000 units for the first half of fiscal 2004

•	increased sales in Latin America and the European casino markets

•	partially offset by fewer shipments in the UK and South Korea

International gross margins increased during the current quarter and six months primarily driven by:

•	favorable foreign currency exchange rates

•	improved mix of higher margin unit sales in Europe

•	higher software conversion and parts sales in Australia

•	partially offset by the increased sales of lower margin Japanese pachisuro games

During the second quarter of fiscal 2004, we installed our first international EZ PayTM systems in Argentina and Estonia.

We anticipate lower international machine shipments for the remainder of fiscal 2004, primarily related to lower machine sales in Japan.

Proprietary Gaming

	Quarters Ended				Six Months Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
(In millions, except units)
Revenues	$273.7	$274.6	$(0.8)	—	$551.3	$522.9	$28.4	5%
Gross profit	147.3	147.2	0.1	—	302.2	279.4	22.7	8%
Gross margin	54%	54%	—	—	55%	53%	2%	4%
Operating expenses	$48.2	$49.4	$(1.2)	(2%)	$95.9	$91.1	$4.9	5%
Operating income	99.1	97.8	1.3	1%	206.2	188.4	17.9	9%
Segment profit	98.5	98.5	0.1	—	206.1	190.0	16.1	8%
Segment profit margin	36%	36%	—	—	37%	36%	1%	3%
Installed base units	35,500	32,800	2,700	8%	35,500	32,800	2,700	8%

Proprietary gaming segment profit for the second quarter of fiscal 2004 remained flat over the same period last year; however, segment profit for the first half of fiscal 2004 grew compared to the first half of fiscal 2003 related to increased revenues and gross profits, partially offset by additional operating costs.

The growth in our installed base of proprietary games from the prior year related to increases in both casino and racino placements. Casino placements grew 900 units, concentrated predominantly in California and other Native American markets, which carry higher revenue yields. Casino units also increased in Atlantic City and Canada, offset by declines in Nevada and other regional jurisdictions. Placements of our first 300 central determination system charitable video bingo games in Alabama at the end of the current quarter were included in the casino units installed base because their yields will more closely resemble the casino units than the racino units. Racino units increased by 1,800 machines related to games placed in New York, Rhode Island and Delaware. During the current quarter, we installed 800 machines in New York related to the commencement of video lottery operations at three racetracks within the state.

While the growth of our installed base is dependent on growth in the gaming industry, we also continue to focus on strategies to improve revenue yields centered on managing the types and jurisdictions of games placed. We systematically replace legacy games experiencing declining play levels with new games incorporating enhanced entertainment value and improved player appeal. Our installed base of higher yielding wide area progressive games increased by 1,100 machines at the end of the current quarter compared to the prior year, offset partially by the removal of lower yielding games. During the current quarter, we introduced 30 new game types into this segment.

Despite growth in our installed base and strong play levels across the majority of our markets, second quarter proprietary gaming revenues declined slightly over the same quarter last year as a result of:

•	higher levels of play in the prior year quarter related to the record setting Nevada Megabucks® jackpot hit at nearly $40.0 million in late March 2003

•	a significant portion of the additional units placed late in the current quarter

•	an increase in the mix of racino units which carry lower yields

•	the impact of New Year’s Eve activity included in the second quarter of fiscal 2003 versus the first quarter in 2004, due to the timing of our fiscal calendar

Because of the quarterly crossover in timing of the New Year’s Eve activity, we consider the six-month performance metrics to be more indicative of our expected future trends. Proprietary gaming revenues and gross profit for the first six months of fiscal 2004 improved over the same period last year driven by:

•	growth in our installed base

•	continued improvements in our game placement mix toward more wide area progressive and instant winner games which carry better yields

•	increased revenue per machine per day resulting from new game introductions and a more favorable jurisdictional mix

Additionally, the extra week in the first quarter of fiscal 2004 contributed approximately $19.9 million in revenues and $11.1 million in gross profit.

As a result of adopting FIN 46, we will consolidate the gross revenues and expenses of the progressive systems trust VIEs in Iowa and New Jersey in the third quarter of fiscal 2004. Currently, revenues from the trusts are recorded as a net lease fee revenue with no associated cost of gaming operations. We expect the VIE consolidation to add an equal amount of proprietary gaming revenues and costs of approximately $11.0 million to our third quarter results. Accordingly, we expect the consolidation will not have a material impact to gross profit or net income, although our proprietary gaming gross margin will be reduced by approximately 2% to 3%.

Including the impact of the VIE consolidation, we expect proprietary gaming gross margins for the second half of fiscal 2004 to fluctuate between 52% and 55% depending on the jurisdictional mix and types of games placed, as well as movements in interest rates.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Our principal source of liquidity is cash generated from our operating activities allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities.

We expect that our available capital resources will be sufficient to fund our capital expenditures and operating capital requirements, scheduled debt and dividend payments, interest payments and income tax obligations.

Our working capital increased to $1.3 billion at March 31, 2004 from $1.1 billion at September 30, 2003, primarily as the result of:

•	cash generated from operations

•	increased accounts receivable related to additional sales volume

•	additions related to the Acres acquisition

•	offset by dividends declared

Our working capital statistics for the trailing twelve months compared to the comparable prior year period included:

•	average days sales outstanding improved to 87 days from 108 days, related to the Pala note payoff in the current quarter of $42.9 million

•	inventory turns increased to 4.1 from 3.3

Cash Flows Summary

	Six Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
(In millions)
Operations	$164.5	$118.6	$45.9
Investing	31.2	4.7	26.4
Financing	(496.8)	414.5	(911.3)
Effect of exchange rates	1.5	(3.1)	4.5

Net increase in cash and equivalents	$(299.7)	$534.7	$(834.4)

Cash Flows From Operations

Cash generated from operations in the current half year period improved over the prior year period primarily as a result of:

•	improvements in income from operations

•	timing of receivables collections, including several customer payoffs of contract financing

•	payment timing in inventories, accounts payable and accrued liabilities, and income taxes

•	partially offset by cash used to extend our relationship with Sony Pictures Television Inc. for exclusive rights to some of Sony’s leading licensed properties through calendar year 2014

Cash Flows From Investing and Financing

Net cash from investing activities increased over the comparable prior year period primarily related to:

•	additional proceeds from the sale of discontinued operations related to OES in the current half year period

•	consolidation of $47.5 million in VIEs’ cash

•	receipt of $46.4 million during the current six month period on the Pala note

•	offset partially by net cash used to acquire Acres of $109.7 million

Our capital expenditures increased in the current six months predominantly related to growth in our installed base of proprietary games primarily in Alabama, New York, Rhode Island, Delaware and other casino markets. Current period capital expenditures also increased due to the placement of games equipped with EZ PayTM TITO technology. Our investment in intellectual property increased as a result of assets purchased in conjunction with the dissolution of our alliance with Shuffle Master in the second quarter of 2004. We plan to invest approximately $113.0 million in land and buildings over the next two to four years, primarily to consolidate several leased facilities in Las Vegas acquired with Anchor and Acres.

	Six Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
(In millions)
Investment in property, plant and equipment	$15.3	$13.2	$2.1
Investment in gaming operations equipment	65.7	47.9	17.7
Investment in intellectual property	12.3	5.8	6.5

Total capital expenditures	$93.3	$66.9	$26.4

Domestic	97%	96%	1%
International	3%	4%	(1%)

Net cash used for financing activities in the first half of fiscal 2004 increased by $911.3 million over the prior year period primarily as a result of:

•	the early redemption in February 2004 of our $400.0 million senior notes due in May 2004

•	issuance of zero-coupon convertible debentures in January 2003

•	payments of $104.0 million for quarterly dividends declared during both quarters in the current year period and in the fourth quarter of fiscal 2003

•	offset partially by reduced treasury stock repurchases in the current year period

Net Cash Flows to Fund Jackpot Liabilities

	Six Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
(In millions)
Purchases of investments to fund jackpots	$(13.1)	$(10.4)	$(2.7)
Proceeds from investments to fund jackpots	20.1	18.3	1.8

Investing activities	7.0	7.9	(0.9)

Collections to fund jackpot liabilities	132.0	128.6	3.4
Payments to jackpot winners	(148.3)	(134.1)	(14.2)

Financing activities	(16.3)	(5.5)	(10.9)

Net cash flows to fund jackpot liabilities	$(9.4)	$2.4	$(11.8)

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

Stock Repurchase Plan

Our Board of Directors authorized IGT’s common stock repurchase plan in 1990. Our remaining share repurchase authorization, as amended, totaled 39.9 million shares as of March 31, 2004. During the first six months of fiscal 2004, we repurchased 2,799 shares for an aggregate price of $0.1 million. From March 31, 2004 thru May 12, 2004 we repurchased 400,000 shares for an aggregate price of $14.6 million.

Credit Facilities and Indebtedness

Senior Notes

At March 31, 2004, our senior notes had a remaining principal balance after repurchases totaling $569.6 million due in May 2009. During the current quarter, we redeemed all $400.0 million in principal amount of our senior notes due in May 2004 using available cash. We recognized a loss of $4.3 million, net of tax, related to this redemption, partially offset by interest savings of approximately $2.7 million, net of tax. In the third quarter of fiscal 2004, we expect to benefit from interest savings of approximately $2.5 million, net of tax.

Lines of Credit

Our domestic and foreign borrowing facilities totaled $285.1 million at March 31, 2004. Of this amount, $5.8 million was reserved for letters of credit, and the remaining $279.3 million was available for future borrowings. Our current domestic line of credit for $260.0 million expires in August 2006 and our foreign lines expire at various times through July 2005.

Debt Covenants

We were in compliance with all applicable covenants at March 31, 2004.

FINANCIAL POSITION

	March 31,	September 30,	Increase
	2004	2003	(Decrease)
(In millions)
Total assets	$4,165.6	$4,185.2	$(19.6)
Total liabilities	2,182.0	2,497.8	(315.8)
Total stockholders’ equity	1,983.6	1,687.5	296.1

Total assets decreased during the current year period mainly due to:

•	decreased cash related to the early redemption of our $400.0 senior notes due May 2004

•	offset partially by increased intangible assets and goodwill related to the acquisition of Acres and increased investments to fund jackpot liabilities due to the consolidation of the VIEs

Total liabilities decreased during the current period primarily related to:

•	the early redemption of our $400.0 senior notes due May 2004

•	payments of employee incentives, dividends and income taxes

•	offset partially by an increase in jackpot liabilities with the VIE consolidations

Total stockholders’ equity increased during the current year period predominantly as the result of net income generated during the current period, as well as proceeds from employee stock plans, partially offset by dividend distributions.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees, which are not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations. See Note 13 of our Unaudited Condensed Consolidated Financial Statements.

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

Critical accounting policies require IGT’s management to make material subjective or complex judgments about matters that are highly uncertain or variable related to estimates and assumptions used for our jackpot liabilities and expenses, intangible assets and goodwill, income taxes, bad debt expense and inventory. These areas of our accounting estimates are the most sensitive to change from external factors.

For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended September 30, 2003. We have made no significant changes to our accounting policies or estimates since September 30, 2003.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Throughout this Quarterly Report on Form 10-Q we make some “forward looking” statements, which do not relate to historical or current facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:

•	estimates of expected gross profit margins

•	estimates and assumptions related to our critical accounting policies

•	expectations that our cashless gaming machines will continue to stimulate replacement demand

•	estimates that the replacement market will continue at certain paces

•	expectations about our ability to introduce new games

•	anticipation that our operating activities will continue to provide us with cash flows to assist in our business expansion and to meet our financial commitments

•	estimates of the expected impact to proprietary gaming gross profit, gross margin and net income related to the consolidation of the revenues and expenses of the VIEs

•	estimates of the amounts that we plan to invest to expand our facilities

•	estimates of our expected interest savings related to the redemption of our Senior Notes

•	estimates of the effect to third quarter diluted EPS related to the satisfaction of the conversion criteria on our debentures

•	our belief that our product sales segment will become more dependent on new machine sales

•	expectations about the timing of the remaining units to be shipped under existing agreement with a major customer

•	expectation that our international machine shipments will be lower for the remainder of fiscal 2004

•	estimates about our expected tax rates

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

Hedging

At March 31, 2004, our net foreign currency exposure of $38.0 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $30.6 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

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

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $0.9 million at March 31, 2004 versus $2.2 million at September 30, 2003. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

We estimate interest rate risk as the potential change in the fair value of our debt or earnings resulting from a hypothetical 10% adverse change in interest rates.

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in proprietary gaming. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical 10% decline in interest rates would have reduced our gross profit by $8.4 million in the first six months of fiscal 2004 and $8.8 million in the comparable prior year period. We do not currently manage this exposure with derivative financial instruments.

Swaps

We use various techniques to mitigate the risk associated with future changes in interest rates, including interest rate swaps. In the fourth quarter of 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. Based on rates prevailing at March 31, 2004, these swaps reduced our effective interest rate from 8.375% to approximately 6.934% on the senior notes due in 2009.

Senior Notes

If interest rates increased by a hypothetical 10%, we estimate the fair market value of our fixed rate senior notes and related interest rate swaps combined would have decreased approximately $17.7 million at March 31, 2004 and $20.7 million at September 30, 2003.

Convertible Debentures Price Risk

The fair value of our debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $79.9 million. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our convertible debentures by $0.4 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our Board of Directors has authorized total repurchases of up to 386 million shares from the open market or in privately negotiated transactions, depending on market conditions and other factors. There is no expiration date specified for this plan. Our current quarter repurchases are summarized below.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Fiscal Periods	Purchased	per Share	Announced Plan	the Plan
January 4 – January 31, 2004	—	$—	—	39,913,476
February 1 – February 28, 2004	—	—	—	39,913,476
February 29 – April 3, 2004	2,799	38.43	2,799	39,910,677

Total	2,799	$38.43	2,799	39,910,677

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On March 2, 2004, IGT held its annual meeting of stockholders.

(b)	The following directors were elected to serve until the next annual meeting: G. Thomas Baker, Neil Barsky, Robert A. Bittman, Richard R. Burt, Leslie S. Heisz, Robert A. Mathewson, Thomas J. Matthews, Robert Miller and Frederick B. Rentschler. These directors constitute all of the directors of IGT. Voting at the meeting was as follows:

	Number of
	Shares Voted	Number of
	For	Shares Withheld
G. Thomas Baker	289,506,922	21,361,544
Neil Barsky	294,860,082	16,008,384
Robert A. Bittman	289,403,501	21,464,965
Richard R. Burt	292,905,902	17,962,564
Leslie S. Heisz	294,866,921	16,001,545
Robert A. Mathewson	296,017,217	14,851,249
Thomas J. Matthews	291,696,122	19,172,344
Robert Miller	215,817,690	95,050,776
Frederick B. Rentschler	293,611,380	17,257,086

(c)	Stockholders ratified an amendment to the International Game Technology Stock Purchase Plan to increase the number of shares of common stock authorized to be issued under the plan. The number of shares voted for the Plan amendment totaled 257,994,776 with 6,122,752 shares voted against the proposal, 1,907,014 shares abstaining and 44,843,924 broker non-votes.

(d)	Stockholders ratified the appointment of Deloitte & Touche LLP as IGT’s independent auditors for the fiscal year ending September 30, 2004. The number of shares voted for the ratification of Deloitte & Touche LLP totaled 293,515,132 with 15,607,400 shares voted against the proposal and 1,745,934 shares abstaining.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.01	Employee Stock Purchase Plan (Amended and Restated effective as of March 1, 1999) (Composite Plan Document Reflecting July 2003 Stock Split and December 2003 Amendment) (incorporated by reference to Exhibit A to the Proxy Statement for the 2004 Annual Meeting of Shareholders).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K dated January 16, 2004 announcing (i) that our Zero-Coupon Convertible Debentures were convertible into shares of our common stock during the period beginning on January 20, 2004 and ending on April 19, 2004, and (ii) the redemption of all our outstanding 7.875% Senior Notes due May 2004 on February 17, 2004.

We filed a current report on Form 8-K dated January 22, 2004 regarding earnings for the first quarter ended December 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2004

INTERNATIONAL GAME TECHNOLOGY
By:	/s/ Maureen Mullarkey
Maureen T. Mullarkey
Executive Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the registrant)

EXHIBIT INDEX

Exhibit Index	Description

10.01	Employee Stock Purchase Plan (Amended and Restated effective as of March 1, 1999) (Composite Plan Document Reflecting July 2003 Stock Split and December 2003 Amendment) (incorporated by reference to Exhibit A to the Proxy Statement for the 2004 Annual Meeting of Shareholders).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.