Form 10-Q
period 2004-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2004-08-11
CIK 353944

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

www.IGT.com
(Registrant’s website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2004

Common Stock par value $.00015625 per share	344,634,543

International Game Technology

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenues
Product sales	$315,582	$300,068	$1,008,419	$795,847
Gaming operations	303,305	261,853	854,613	784,795

Total revenues	618,887	561,921	1,863,032	1,580,642

Costs and operating expenses
Cost of product sales	143,787	156,556	478,603	414,506
Cost of gaming operations	136,843	126,322	385,997	369,818
Selling, general and administrative	72,938	67,968	220,157	200,007
Depreciation and amortization	16,633	11,297	47,158	35,483
Research and development	32,843	23,678	95,736	67,609
Provision for bad debts	4,761	2,537	16,044	9,550

Total costs and operating expenses	407,805	388,358	1,243,695	1,096,973

Operating income	211,082	173,563	619,337	483,669

Other income (expense)
Interest income	15,656	14,143	43,831	38,784
Interest expense	(22,649)	(31,166)	(76,824)	(87,100)
Loss on the sale of assets	(150)	(61)	(675)	(124)
Other	(880)	939	(10,639)	1,108

Other expense, net	(8,023)	(16,145)	(44,307)	(47,332)

Income from continuing operations before tax	203,059	157,418	575,030	436,337
Provision for income taxes	61,957	57,537	199,586	162,689

Income from continuing operations	141,102	99,881	375,444	273,648
Discontinued operations, net of tax of $2,246, $35,312 and $5,299	—	3,804	58,924	8,738

Net income	$141,102	$103,685	$434,368	$282,386

Basic earnings per share
Continuing operations	$0.40	$0.29	$1.08	$0.80
Discontinued operations	—	0.01	0.17	0.02

Net income	$0.40	$0.30	$1.25	$0.82

Diluted earnings per share
Continuing operations	$0.38	$0.29	$1.03	$0.78
Discontinued operations	—	0.01	0.16	0.02

Net income	$0.38	$0.30	$1.19	$0.80

Weighted average shares outstanding
Basic	348,426	342,367	346,921	344,009
Diluted	378,482	349,755	369,919	350,978

See accompanying notes.

BALANCE SHEETS

	June 30,	September 30,
(In thousands, except shares and par value)	2004	2003
Assets
Current assets
Cash and equivalents (restricted $136,296 and $85,479)	$1,187,568	$1,311,558
Investment securities, at market value	4,006	4,013
Accounts receivable, net of allowances for doubtful accounts of $25,742 and $20,945	372,914	351,062
Current maturities of long-term notes and contracts receivable, net	54,134	83,752
Inventories	165,440	147,066
Investments to fund liabilities to jackpot winners	50,156	41,502
Deferred income taxes	60,894	29,743
Prepaid expenses and other	73,232	35,044
Assets of discontinued operations held for sale	—	69,967
Other assets held for sale	—	4,521

Total current assets	1,968,344	2,078,228
Long-term notes and contracts receivable, net	93,147	133,039
Property, plant and equipment, net	291,559	261,620
Investments to fund liabilities to jackpot winners	473,478	333,454
Deferred income taxes	25,596	94,918
Intangible assets, net	261,109	218,184
Goodwill	1,059,663	980,427
Other assets	131,307	85,361

	$4,304,203	$4,185,231

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term notes payable	$366,259	$406,147
Accounts payable	71,970	65,259
Jackpot liabilities	191,841	164,089
Accrued employee benefit plan liabilities	51,105	57,771
Dividends payable	34,899	34,554
Accrued interest	8,176	29,988
Accrued income taxes	8,272	31,928
Other accrued liabilities	146,373	137,769
Liabilities of discontinued operations	—	17,576

Total current liabilities	878,895	945,081
Long-term notes payable, net of current maturities	780,690	1,146,759
Long-term jackpot liabilities	515,633	377,043
Other liabilities	44,698	28,870

	2,219,916	2,497,753

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares authorized; 707,469,365 and 703,348,533 shares issued	111	110
Additional paid-in capital	1,623,938	1,537,111
Treasury stock: 358,478,847 and 357,806,048 shares, at cost	(1,716,120)	(1,691,959)
Deferred compensation	(13,690)	(12,697)
Retained earnings	2,188,654	1,858,658
Accumulated other comprehensive income (loss)	1,394	(3,745)

	2,084,287	1,687,478

	$4,304,203	$4,185,231

See accompanying notes.

CASH FLOWS STATEMENTS

	Nine Months Ended
	June 30,
(In thousands)	2004	2003
Operations
Net income	$434,368	$282,386
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	115,686	102,163
Discounts, premiums and deferred offering costs	14,000	8,296
Stock-based compensation	4,063	2,817
Provision for bad debts	16,044	9,550
Provision for inventory obsolescence	7,530	11,593
Loss on sale of assets	675	124
Loss on redemption of debt	6,891	—
(Gain) loss on sale of discontinued operations	(90,820)	12,622
Changes in operating assets and liabilities, net of acquisitions and initial VIE consolidations:
Receivables	1,160	(112,709)
Inventories	(20,442)	(15,771)
Other current assets	(25,778)	13,727
Other non current assets	(42,062)	(28,424)
Income taxes payable and deferred	33,320	(53,742)
Accounts payable and accrued liabilities	(54,168)	2,813

Net cash from operations	400,467	235,445

Investing
Investment in property, plant and equipment	(24,359)	(23,253)
Investment in gaming operations equipment	(94,207)	(70,668)
Investment in intellectual property	(22,742)	(7,182)
Proceeds from sale of property, plant and equipment	5,164	463
Proceeds from sale of discontinued operations	151,548	142,507
Proceeds from sale of investment securities	—	10,000
Investments to fund jackpots:
Purchases	(24,542)	(19,029)
Proceeds	35,847	28,296
Cash advanced on loans receivable	(20,563)	(11,260)
Payments received on loans receivable	61,604	19,291
Acquisition of business	(109,711)	—
Initial consolidation of variable interest entities (VIEs)	47,511	—

Net cash from investing	5,550	69,165

Financing
Net (repayments on) proceeds from borrowings	(415,337)	564,176
Premium paid on redemption of debt	(6,368)	—
Jackpot liabilities:
Collections to fund jackpots	204,884	196,966
Payments to winners	(234,418)	(223,055)
Proceeds from employee stock plans	46,300	38,737
Dividends paid	(104,027)	—
Share repurchases	(24,054)	(161,321)

Net cash (used for) from financing	(533,020)	415,503

Effect of exchange rates on cash and equivalents	3,013	(3,031)

Net (decrease) increase in cash and equivalents	(123,990)	717,082
Cash and equivalents at:
Beginning of year	1,311,558	416,707

End of third quarter	$1,187,568	$1,133,789

See accompanying notes.

Supplemental Cash Flows Information

Depreciation and amortization reflected in the cash flows statements includes the amounts presented separately on the income statements, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

	Nine Months Ended
	June 30,
(In thousands)	2004	2003
Payments of interest	$73,733	$80,375
Payments of income taxes	207,541	217,208
Non-cash items:
Tax benefit of employee stock plans	33,208	17,912
Treasury stock acquired for stock awards exercised or forfeited	108	—
Dividends declared, but not yet paid	34,899	25,796
Interest accretion for investments to fund jackpots	19,465	17,376
Interest accretion on zero-coupon convertible debentures	7,671	4,170
Acquisitions and purchase price adjustments within 12 months subsequent to acquisition:
Fair value of assets acquired	149,891	(1,892)
Fair value of liabilities assumed	40,180	1,892
Initial consolidation of VIEs:
Fair value of assets	137,733	—
Fair value of liabilities	185,244	—

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

Our consolidated financial statements include the accounts of International Game Technology and all majority owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 in each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all financial statement periods in this report are presented as ending on the calendar month end. The results of operations for fiscal 2004 will contain 53 weeks versus 52 weeks in fiscal 2003. Accordingly, the results of operations for the nine months ended June 30, 2004 contained 40 weeks versus 39 weeks for the nine months ended June 30, 2003. The results of operations for the third quarters ended June 30, 2004 and 2003 both contained 13 weeks.

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

In both Iowa and New Jersey, IGT licenses wide-area progressive (WAP) systems to the trusts and casino members (trustees) that are responsible for the funding of the progressive jackpots. In Iowa, all linked WAP systems are operated under a single trust, administered by IGT, and IGT receives a fee equal to the net profit of the trust. In New Jersey, each WAP system is operated under an individual trust, administered by representatives of the casino members, and IGT receives a flat fee per machine per day.

Prior to the consolidation of the progressive systems trusts’ statements of income beginning with our quarter ending June 30, 2004 under the requirements of FIN 46, we recognized revenues from the trusts per the contractual arrangements between IGT and the trusts. In accordance with SEC guidance SAB 101, we recognized revenues when earned and collectibility from the trusts was reasonably assured.

The trusts collect contribution fees from participating casinos members based on a percentage of coin-in generated by the gaming machines. The contribution fees collected by the trusts fund all jackpots liabilities (both won and not yet won) first. When the trusts’ historical activities in volume of coin-in and frequency of jackpots indicate that the remaining contribution fees are not sufficient to fund IGT’s fees, the trusts may defer payment of IGT’s fees. Accordingly, we would refrain from recognizing revenue until such time as the trusts’ cash flows indicated that collectibility was reasonably assured.

IGT, as the primary beneficiary, is required to consolidate these trust VIEs. The initial consolidation of the trusts’ balance sheets at March 31, 2004 added $185.2 million in total assets and liabilities, primarily consisting of jackpot liabilities and related assets. Beginning with our third quarter ended June 30, 2004, we additionally consolidated $11.2 million in quarterly revenues and $11.3 million in related expenses of the trusts, as well as $187.8 million in total assets and liabilities. The consolidation of the trust VIEs had no material impact to our financial condition or results of operations.

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

The following pro forma net income and earnings per share (EPS) reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation costs that would have been recorded if the SFAS 123 fair value method had been applied to all awards granted, modified, or settled since the beginning of fiscal 1996. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. IGT’s employee stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Reported net income	$141,102	$103,685	$434,368	$282,386
Reported stock compensation, net of tax	903	618	2,580	1,766
Pro forma stock compensation, net of tax	(7,278)	(5,771)	(22,399)	(15,789)

Pro forma net income	134,727	98,532	414,549	268,363
After-tax interest expense on convertible debentures	2,338	—	4,642	—

Pro forma diluted EPS numerator	$137,065	$98,532	$419,191	$268,363

Basic EPS
As reported	$0.40	$0.30	$1.25	$0.82
Pro forma	0.39	0.29	1.19	0.78
Diluted EPS
As reported	$0.38	$0.30	$1.19	$0.80
Pro forma	0.36	0.28	1.13	0.76

3. Inventories

Inventories consisted of the following:

	June 30,	September 30,
(In thousands)	2004	2003
Raw materials	$79,752	$71,263
Work-in-process	5,932	7,622
Finished goods	79,756	68,181

Total inventories	$165,440	$147,066

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	September 30,
(In thousands)	2004	2003
Land	$19,993	$20,112
Buildings	89,229	83,870
Gaming operations equipment	363,954	296,288
Manufacturing machinery and equipment	204,771	168,317
Leasehold improvements	8,045	7,973
Construction in process	6,898	24,030

Total	692,890	600,590
Less accumulated depreciation	(401,331)	(338,970)

Property, plant and equipment, net	$291,559	$261,620

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

Divestitures and Discontinued Operations

During fiscal 2003, we divested certain non-core businesses acquired with Anchor Gaming (Anchor) on December 30, 2001, including our slot route operations in Nevada, two casinos in Colorado and our pari-mutuel systems operations, United Tote. The sale of our online lottery system operations, IGT OnLine Entertainment Systems, Inc., and the lottery systems business of VLC, Inc., collectively referred to as OnLine Entertainment Systems (OES), was completed in November 2003. Cash proceeds, including the final working capital adjustment, totaled $151.5 million, resulting in a gain of $56.8 million, net of tax. These operations were reflected in discontinued operations for all periods presented.

The results of our discontinued operations were comprised of:

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Net revenue	$—	$46,026	$13,558	$184,353

Income before tax	$—	$7,911	$3,416	$26,659
Provision for income taxes	—	(2,940)	(1,254)	(10,009)

Income, net of tax	—	4,971	2,162	16,650

Gain (loss) on sale before tax	—	(1,861)	90,820	(12,622)
Benefit (provision) for income taxes	—	694	(34,058)	4,710

Gain (loss) on sale, net of tax	—	(1,167)	56,762	(7,912)

Discontinued operations, net of tax	$—	$3,804	$58,924	$8,738

Assets and liabilities related to discontinued operations were comprised of:

September 30, 2003
(In thousands)
Cash	$8,159
Accounts receivable, net	11,795
Other current assets	1,205
Property and equipment, net	28,880
Intangible assets	19,776
Goodwill	—
Other non-current assets	152

Total assets of discontinued operations held for sale	$69,967

Current liabilities	$17,576
Non-current liabilities	—

Total liabilities of discontinued operations	$17,576

Other balances related to discontinued operations included:
Deferred compensation	$2,215
Deferred tax liabilities	7,840

Additionally, as a result of integrating certain VLC, Inc. operations acquired with Anchor into our Reno, Nevada facility in June 2003, we reclassified $4.5 million related to the Bozeman, Montana building to other assets held for sale. Based on market factors and pending purchase offers, we recognized estimated losses of $0.8 million in the first half of fiscal 2004, and $0.2 million in fiscal 2003, reducing the property value to $3.8 million. The final sale closed on April 7, 2004.

6. Notes and Contracts Receivable

Allowances for doubtful notes and contracts:

	June 30,	September 30,
(In thousands)	2004	2003
Current	$24,988	$20,393
Long-term	16,760	13,645

	$41,748	$34,038

7. Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents and receivables. We maintain cash balances at several financial institutions in amounts which may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our receivables are concentrated in specific legalized gaming regions. The table below shows the composition of our accounts, contracts, and notes receivable at June 30, 2004.

Domestic Region
Nevada	26%
California	18
Eastern region	10
Canada	8
New Jersey	5
Other (3% or less individually)	19

Total domestic	86

International Region
Europe	9
Other (3% or less individually)	5

Total international	14

Total	100%

8. Intangibles and Goodwill

The tables below include our Acres purchase price allocation to identifiable intangibles and goodwill. In-process research and development (R&D) was charged to R&D expense immediately subsequent to acquisition because no future alternative use existed. The Acres goodwill is not deductible for tax purposes. Other patent additions included purchased patents and capitalized legal costs for patent applications.

Intangible Additions

			Weighted
	Acres	Other	Average
Nine months ended June 30, 2004	Acquisition	Additions	Life (years)
(In thousands, except life)
Finite lived intangibles:
Patents	$12,600	$18,145	13
Contracts	—	4,597	3
Trademarks	800	—	2
Developed technology	21,900	—	13
Customer relationships	5,800	—	13
Backlog	6,100	—	1
In-process R&D	1,800	—	—

Total	$49,000	$22,742

Intangible Balances

	June 30, 2004			September 30, 2003
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Finite lived intangible assets:
Patents	$281,605	$58,334	$223,271	$251,076	$40,281	$210,795
Contracts	8,094	1,831	6,263	3,500	738	2,762
Trademarks	8,093	5,495	2,598	7,293	4,092	3,201
Developed technology	24,218	2,958	21,260	2,318	892	1,426
Customer relationships	5,800	117	5,683	—	—	—
Backlog	6,100	4,066	2,034	—	—	—

Net carrying amount	$333,910	$72,801	$261,109	$264,187	$46,003	$218,184

Amortization of Intangibles

Our aggregate amortization expense totaled $9.2 million in the current quarter compared to $5.9 million in the prior year quarter and $26.9 million in the nine months just ended compared to $19.1 million in the prior year period. The following is our estimated annual amortization expense for the current and succeeding fiscal years:

Fiscal Year	Amortization
(In millions)
2004	$36.4
2005	32.3
2006	29.9
2007	27.7
2008	25.3

Goodwill Changes and Balances by Segment

	Product	Proprietary
(In thousands)	Sales	Gaming	Total
Balance at beginning of year	$108,246	$872,181	$980,427
Acres acquisition	75,271	—	75,271
Foreign currency translation adjustment	3,965	—	3,965

Balance at June 30, 2004	$187,482	$872,181	$1,059,663

9. Notes Payable

	June 30,	September 30,
(In thousands)	2004	2003
Senior notes, net of unamortized discount	$557,657	$964,497
Zero-coupon senior convertible debentures, net of unamortized discount	589,292	581,622
Foreign credit facilities	—	6,787

Total outstanding	1,146,949	1,552,906
Less current maturities	(366,259)	(406,147)

Long-term notes payable, net of current maturities	$780,690	$1,146,759

We continue to be in full compliance with all covenants contained in all debt agreements at June 30, 2004.

Senior Credit Facility

IGT entered into a new $1.5 billion senior credit facility (credit facility) with a syndicate of banks on July 1, 2004, replacing the previous credit facility of $260.0 million. The credit facility is structured in two components both with five year maturities:

•	a $1.3 billion revolver, of which $3.8 million was reserved for letters of credit at the end of the current quarter

•	a $200.0 million term loan funded on July 15, 2004 in conjunction with the early redemption of our 2009 senior notes

The interest rates applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially these rates were set at LIBOR plus 60.0 basis points (bps) for both the revolver and the term loan. A facility fee of 15.0 bps applies to the entire credit facility.

Financial covenants for the credit facility include a maximum leverage ratio (as defined in the agreement) of 4:1 and a minimum interest coverage ratio (as defined in the agreement) of 3:1. The credit facility agreement also includes certain restrictions on our ability to incur new indebtedness, issue guarantees, or make acquisitions.

If IGT is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, as well as trigger cross default provisions to other debt issues.

Foreign Credit Facilities

Our available foreign credit facilities totaled $24.0 million at June 30, 2004 and expire at various times through July 2005.

Senior Notes

On July 16, 2004, we redeemed all of the remaining $569.6 million principal outstanding 2009 senior notes, using available cash and the proceeds of the new $200.0 million term loan. The portion of the senior notes not refinanced with the new term loan totaled $366.3 million, net of discount, and was classified as current maturities of long-term debt at June 30, 2004. Including the cancellation of corresponding interest rate swaps, we will recognize a loss of approximately $121.0 million or $76.9 million, net of tax, on this early debt retirement in our fourth quarter ending September 30, 2004.

In February 2004, we recognized a loss of $6.9 million or $4.3 million, net of tax, related to the early redemption of our $400.0 million senior notes due May 2004. Losses on early redemptions of debt were included in other expense.

Senior Convertible Debentures

The market price condition for convertibility of our debentures was met during the conversion periods ended January 20, April 20, and July 20, 2004. As a result, the if-converted method of calculating diluted earnings per share applies to our second, third, and fourth quarters of fiscal 2004. We will include the dilutive effect of outstanding debentures for all future periods that the conversion requirements are met. See Note 10.

10. Earnings Per Share

The reconciliation of diluted EPS below reflects the if-converted method of accounting for our convertible debentures since first meeting the conversion criteria in the second quarter of 2004.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Income from continuing operations	$141,102	$99,881	$375,444	$273,648
After-tax interest expense on convertible debentures	2,338	—	4,642	—

Diluted EPS Numerator	$143,440	$99,881	$380,086	$273,648

Basic weighted average common shares outstanding	348,426	342,367	346,921	344,009
Dilutive effect of stock awards outstanding	9,525	7,388	9,653	6,969
Dilutive effect of convertible debentures	20,531	—	13,345	—

Dilutive EPS Denominator	378,482	349,755	369,919	350,978

Basic earnings per share	$0.40	$0.29	$1.08	$0.80
Diluted earnings per share	$0.38	$0.29	$1.03	$0.78
Common stock award shares excluded from diluted EPS because the effect was antidilutive	699	816	318	864
Common shares excluded from diluted EPS because the conversion event for our debentures had not occurred	—	20,531	—	20,531

Since the end of the current period through August 11, 2004, we repurchased 3.0 million additional common shares or approximately 1% of outstanding shares. There were no other transactions in the same period that would have materially changed the number of basic or diluted shares outstanding.

11. Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

Our current quarter results included a $10.3 million reduction to the provision for income taxes due to the utilization of prior year foreign income tax credits resulting from changes to the geographic mix of estimated annual taxable income. We now consider the utilization of foreign tax credits probable and have included foreign income tax credits in our effective tax rate calculation. Excluding the $10.3 million reduction, we have adjusted our annual tax rate on continuing operations to 36.5% from 37.0%. The tax rate on discontinued operations remained unchanged at 37.5%.

12. Comprehensive Income

Other comprehensive income (loss) presented below included currency translation adjustments and net unrealized gains and losses on investment securities.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Net income	$141,102	$103,685	$434,368	$282,386
Other comprehensive income (loss)	(128)	2,953	5,139	2,155

Comprehensive income	$140,974	$106,638	$439,507	$284,541

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

Poulos

Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants’ motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In

March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. All briefings were completed and oral arguments were heard in January 2004. On August 10, 2004, a three-judge panel of the Ninth Circuit Court of Appeals (CCA) upheld U.S. District Court Judge Roger Hunt in his denial of class certification. The class plaintiffs may attempt to get the Ninth CCA to reconsider the matter en banc or file a petition with the U.S. Supreme Court.

Nevada Sales/Use Tax Matter

In February 2003, an IGT employee, presently on administrative leave, filed a sealed complaint under Nevada’s False Claims Act (State of Nevada ex rel. James McAndrews v. International Game Technology, Anchor Coin and Spin for Cash Wide Area Progressive, CV03 — 01329, 2d Jud. Dist. Court of Nevada) alleging that IGT failed to pay requisite Nevada sales/use taxes on certain Wheel of Fortune® games placed in Nevada since 1997 and in connection with royalties received under intellectual property licensing agreements related to the placement of Action Gaming games in Nevada since 1997. The Attorney General and IGT both filed motions to dismiss the complaint in January 2004, and the Court unsealed the action in February 2004. The Court denied both motions to dismiss the complaint on July 1, 2004.

OSHA Matter

On July 8, 2004, two former employees filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration, alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor Gaming (Anchor) and its executives failed to properly disclose information allegedly affecting the value of Anchor’s patents in connection with IGT’s acquisition of Anchor in 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of the Board of Directors, reviewed the allegations and found them to be entirely without merit. In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at June 30, 2004 totaled $128.1 million, with a remaining life of approximately 12 years.

Environmental Matter

Colorado Central Station Casino (CCSC), a casino operation sold by IGT in April 2003, is located in an area that has been designated by the Environmental Protection Agency (EPA) as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against current and prior owners or operators of properties located within the site for associated remediation and response costs. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. No litigation has commenced, nor has a claim on assessment been asserted. Therefore, under the guidance of AICPA Statement of Position 96-1, Environmental Remediation Liabilities, no liability has been incurred or accrued at this time.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds, guarantees and product warranties. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Outstanding performance bonds related to our gaming operations totaled $11.1 million at June 30, 2004. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

Letters of credit issued and outstanding under our line of credit to insure payment to certain vendors and governmental agencies totaled $3.8 million at June 30, 2004.

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

Product Warranties

We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activities related to our product warranty liability.

Nine months ended June 30,	2004	2003
(In thousands)
Balance at beginning of year	$6,104	$3,332
Reduction for payments made	(2,587)	(1,522)
Accrual for new warranties issued	3,050	4,950
Adjustments for pre-existing warranties	(361)	(229)

Balance at end of period	$6,206	$6,531

Self-Insurance

We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, electronic errors and omissions liability, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims and actuarial estimates of claims incurred but not reported.

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

At June 30, 2004, our net foreign currency exposure of $36.4 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $20.5 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

Interest Rate Management

In the fourth quarter of fiscal 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. Under the terms of the interest rate swaps, we will make payments based on a specific spread over six-month LIBOR and receive payments equal to the interest rate on our fixed rate senior notes due in 2009. These interest rate swaps are fair value hedges, which qualify for the shortcut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. Accordingly, we recorded the change in the fair value of the swap instruments as non-current assets or liabilities with an offsetting adjustment to the carrying value of the related debt. These swaps were cancelled on July 9, 2004 in conjunction with the early redemption of our senior notes on July 16, 2004. See Note 9.

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

IGT operates principally in the following lines of business:

•	Product sales encompasses the design, development, manufacturing, marketing, distribution and sales of computerized gaming products and systems. Revenues in this segment are generated from the sale of gaming machines, systems, royalty and license fees, parts, conversion kits, content fees, equipment and services

•	Proprietary gaming includes the design, development, manufacturing, marketing and distribution of our proprietary games under a variety of recurring revenue pricing arrangements including:

•	MegaJackpots™ WAP systems

•	stand-alone participation and flat fee

•	equipment leasing and rental

•	hybrid pricing products that include a recurring fee attached to a for-sale game

•	Corporate consists primarily of unallocated interest income and expense

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Product sales
Revenues	$315,582	$300,068	$1,008,419	$795,847
Segment profit	101,366	87,974	319,701	219,146
Segment profit margin	32%	29%	32%	28%
Proprietary gaming
Revenues	303,305	261,853	854,613	784,795
Segment profit	116,774	93,353	322,921	283,356
Segment profit margin	39%	36%	38%	36%
Corporate
Segment loss	(15,081)	(23,909)	(67,592)	(66,165)
Consolidated
Revenues	618,887	561,921	1,863,032	1,580,642
Segment profit	203,059	157,418	575,030	436,337

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

Our continuing operations consist of two lines of business: product sales and proprietary gaming. Revenues in our product sales segment are generated from the sale of gaming machines, systems, royalty and license fees, parts, conversion kits, content fees, equipment and services. Revenues in our proprietary gaming segment are of a recurring nature based on the placement of gaming machines and equipment under various participation or flat fee arrangements.

Discontinued operations related to various Anchor operations divested subsequent to our December 2001 acquisition of Anchor. See Note 5 of our Unaudited Condensed Consolidated Financial Statements.

We completed our acquisition of Acres on October 27, 2003, which contributed additional systems product sales to our consolidated operating income results. Acres contributed $10.2 million in revenues and $6.5 million in gross profits to the third quarter just ended, adding a total of $40.6 million in revenues and $25.2 million in gross profits for the first nine months of fiscal 2004.

In the second quarter of fiscal 2004, we adopted FIN 46, Consolidation of Variable Interest Entities. The initial consolidation of the trusts’ balance sheets at March 31, 2004 added $185.2 million in total assets and liabilities, primarily consisting of jackpot liabilities and related assets. Beginning with our third quarter ended June 30, 2004, we additionally consolidated $11.2 million in quarterly revenues and expenses of the trusts, as well as $187.8 million in total assets and liabilities. Although these VIE consolidations had no material impact to gross profit or net income, our proprietary gaming gross margin was reduced by approximately 2%.

The market price condition for convertibility of our debentures was met during the conversion periods ended January 20, April 20, and July 20, 2004. As a result, the if-converted method of calculating diluted earnings per share applies to our second, third, and fourth quarters of fiscal 2004. We will include the dilutive effect of our outstanding debentures for all future periods that the conversion requirements are met. See Note 10 of our Unaudited Condensed Consolidated Financial Statements for the computation of diluted earnings per share from continuing operations. We anticipate fourth quarter diluted EPS will be approximately $0.01 less than it would be if the condition for convertibility was not met.

OVERALL CONSOLIDATED OPERATING RESULTS

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions, except earnings per share)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenue	$618.9	$561.9	$57.0	10%	$1,863.0	$1,580.6	$282.4	18%
Gross profit	338.3	279.0	59.2	21%	998.4	796.3	202.1	25%
Gross margin	55%	50%	5%	10%	54%	50%	4%	6%
Operating income	$211.1	$173.6	$37.5	22%	$619.3	$483.7	$135.7	28%
Operating margin	34%	31%	3%	10%	33%	31%	2%	9%
Income from continuing operations	$141.1	$99.9	$41.2	41%	$375.4	$273.6	$101.8	37%
Income from discontinued operations	—	3.8	(3.8)	*	58.9	8.7	50.2	*
Net income	141.1	103.7	37.4	36%	434.4	282.4	152.0	54%
Diluted earnings per share:
Continuing operations	$0.38	$0.29	$0.09	31%	$1.03	$0.78	$0.25	32%
Discontinued operations	—	0.01	(0.01)	*	0.16	0.02	0.14	*
Net income	0.38	0.30	0.08	27%	1.19	0.80	0.39	49%

* Not meaningful

IGT achieved record financial results in both the third quarter and first nine months of fiscal 2004. Our proprietary gaming segment improved during the current quarter due to increased game placements from growth in various new markets. The product sales segment grew in the current nine months as a result of continued replacement demand across our domestic and international markets.

Significant items affecting comparability of income from continuing operations in the current quarter and nine months to the prior year periods included:

•	a reduction to the provision for income taxes due to the utilization of foreign income tax credits resulting in an increase of $0.03 per diluted share in the third quarter of fiscal 2004

•	the second quarter loss on the early retirement of our senior notes due May 2004 totaling $4.3 million after tax, or $0.01 per diluted share included in the current nine months

•	the second quarter $3.2 million after tax charge related to our 5-year commitment for contributions to the University of Nevada, or $0.01 per diluted share, included in the current nine months

•	a reduction of $0.01 per diluted share in the current quarter and $0.02 per diluted share in the current nine months related to the effect of applying the if-converted method of accounting for our debentures (See Note 10 of our Unaudited Condensed Consolidated Financial Statements)

Additionally, the first nine months in our current year included one additional week due to the timing of our 52/53-week accounting year. The extra week primarily impacted proprietary gaming, resulting in increases of approximately $19.9 million to revenues, $11.1 million to gross profit and $8.0 million to operating expenses.

Operating Expenses

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Selling, general and administrative	$72.9	$68.0	$5.0	7%	$220.2	$200.0	$20.2	10%
Depreciation and amortization	16.6	11.3	5.3	47%	47.2	35.5	11.7	33%
Research and development	32.8	23.7	9.2	39%	95.7	67.6	28.1	42%
Provision for bad debts	4.8	2.5	2.2	88%	16.0	9.6	6.5	68%

Total	$127.2	$105.5	$21.7	21%	$379.1	$312.6	$66.4	21%

Percent of revenue	21%	19%	2%	11%	20%	20%	—	—

Operating expenses for the third quarter and nine months ended June 30, 2004 increased over the comparable prior year periods due to:

•	the inclusion of Acres which added $8.1 million in operating expenses for the current quarter and $23.3 million for the current nine months including in-process R&D charges of $1.8 million

•	additional R&D costs to support our commitment to develop innovative games, platforms and systems, as well as our entry into central determination markets

•	our second quarter commitment to donate $5.0 million to the University of Nevada included in the current nine month period

•	increased bad debt expense in the current quarter primarily due to a Latin America recovery in the prior year quarter

The first nine months of fiscal 2004 also included approximately $8.0 million in additional operating expenses as a result of the extra week in the first quarter.

Other Income (Expense) and Taxes

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Interest income	$15.7	$14.1	$1.5	11%	$43.8	$38.8	$5.0	13%
Interest expense	(22.6)	(31.2)	(8.5)	(27%)	(76.8)	(87.1)	(10.3)	12%
Other	(1.0)	0.9	(1.9)	*	(11.3)	1.0	(12.3)	*

Other expense, net	$(8.0)	$(16.1)	$(8.1)	50%	$(44.3)	$(47.3)	$(3.0)	6%

Provision for income taxes	$62.0	$57.5	$4.4	8%	$199.6	$162.7	$36.9	23%
Tax rate	30.5%	36.6%	(6.1%)	(17%)	34.7%	37.3%	(2.6%)	(7%)

* Not meaningful

Other expense, net, for the third quarter and first nine months of fiscal 2004 decreased over the same periods in the prior year due to:

•	decreased interest expense resulting from the early redemption in February 2004 of our $400.0 million senior notes due May 2004

•	partially offset by the $6.9 million pre-tax loss related to the early redemption and $2.6 million in litigation settlement charges included in the current nine month period

The pre-tax interest savings on the early redemption of the $400.0 million senior notes totaled $3.9 million for the current quarter and $8.3 million for the current nine months. Additionally, in the fourth quarter of fiscal 2004 we expect further pre-tax interest savings of approximately $7.3 million from the early redemption of our 2009 senior notes on July 16, 2004.

Including the cancellation of corresponding interest rate swaps, we will recognize a loss of approximately $121.0 million or $76.9 million, net of tax, on early debt retirement in our fourth quarter of fiscal 2004. (See Note 9 of our Unaudited Condensed Consolidated Financial Statements).

Operation of our progressive systems games resulted in interest income accretion from annuity investments purchased to fund installment jackpot payments and interest expense accrued on related liabilities to jackpot winners. Interest income and expense related to funding installment-based jackpot payments are similar and increase at approximately the same rate based on the growth in total jackpot winners electing installment payments. Interest income and expense related to progressive systems annuities totaled $7.9 million in the current quarter and $5.8 million in the prior year quarter and $19.5 million for the current nine months and $17.3 million in the comparative nine month period. Additionally, the VIE consolidation added $2.2 million to interest income and $2.1 million to interest expense in the current quarter.

Our current quarter results included a $10.3 million reduction to the provision for income taxes due to the utilization of prior year foreign income tax credits resulting from changes to the geographic mix of estimated annual taxable income. We now consider the utilization of foreign tax credits probable and have included foreign income tax credits in our effective tax rate calculation. Excluding the $10.3 million reduction, we have adjusted our annual tax rate on continuing operations from 37.0% to 36.5%. The tax rate on discontinued operations remained unchanged at 37.5%.

BUSINESS SEGMENT RESULTS

IGT’s segment profit reflects income from continuing operations before tax, including an applicable allocation of operating expenses, as well as other income and expense. Prior period amounts have been reclassified to conform to the current management view and presentation. See Note 15 of our Unaudited Condensed Consolidated Financial Statements.

Product Sales

Worldwide Product Sales

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions, except units and ARUS)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenues	$315.6	$300.1	$15.5	5%	$1,008.4	$795.8	$212.6	27%
Gross profit	171.8	143.5	28.3	20%	529.8	381.3	148.5	39%
Gross margin	54%	48%	6%	14%	53%	48%	5%	10%
Operating expenses	$75.7	$61.7	$13.9	23%	$221.9	$177.8	$44.1	25%
Operating income	96.1	81.8	14.3	18%	307.9	203.5	104.3	51%
Segment profit	101.4	88.0	13.4	15%	319.7	219.1	100.6	46%
Segment profit margin	32%	29%	3%	10%	32%	28%	4%	15%
Units shipped	35,100	37,500	(2,400)	(6%)	126,600	102,000	24,600	24%
Average revenue per unit shipped (ARUS)	$9,000	$8,000	$1,000	13%	$8,000	$7,800	$200	2%

Segment profit from worldwide product sales improved during the third quarter and first nine months of fiscal 2004 due to stronger domestic pricing realization, increased domestic gaming systems revenues, improved geographical mix of international machines sales and favorable foreign currency exchange rates.

Improvements in our consolidated product sales gross margins in the current periods related to:

•	lower material costs coupled with operational efficiencies in our Reno manufacturing facility

•	increased domestic and international ARUSs due to a greater mix of systems and conversion related revenues

•	strong pricing realization as we continue to provide our customers with an extensive library and a broad array of game content across all of our product offerings

We expect our consolidated product sales gross margin to run approximately 52% to 53% for the remainder of fiscal 2004. Our consolidated gross margin may fluctuate depending on the geographic and product mix, including the contribution of systems and conversions revenues, the level of pricing realization, the proportionate share of international sales and changes in foreign exchange rates.

Domestic Product Sales

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions, except units and ARUS)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenues	$243.1	$242.6	$0.5	—	$755.7	$627.3	$128.4	20%
Gross profit	136.6	119.7	16.8	14%	413.4	309.4	104.0	34%
Gross margin	56%	49%	7%	14%	55%	49%	6%	11%
Units shipped	22,500	24,200	(1,700)	(7%)	72,300	63,200	9,100	14%
Replacement	17,800	17,500	300	2%	57,500	42,500	15,000	35%
New/Expansion	4,700	6,700	(2,000)	(30%)	14,800	20,700	(5,900)	(29%)
ARUS	$10,800	$10,000	$800	8%	$10,500	$9,900	$600	5%

Domestic product sales revenues, ARUSs and gross profit improved in the current periods due to:

•	increased replacement units

•	stronger pricing realization

•	greater systems related revenues, largely related to the Acres contribution

•	additional non-machine related revenues

Domestic gross profit and margins also increased during the current quarter and nine months as a result of:

•	lower material costs coupled with operational efficiencies

•	increased ARUSs

•	improved product mix

Domestic units shipped in the current quarter were down slightly from the prior year quarter due to fewer shipments into the Canadian provinces of Quebec and Saskatchewan, partially offset by increased sales across the majority of the domestic casino markets and the Canadian province of Manitoba.

The growth in domestic replacement units for the current nine month period was driven by:

•	continued implementation of our EZ Pay™ TITO technology

•	our extensive game theme library spanning spinning reel, video reel and video poker product lines

•	large shipments in Nevada, Atlantic City and eastern region casino, including 13,300 units to multiple Harrah’s properties under existing purchase agreements

•	partially offset by fewer units shipped into the Canadian provinces of Quebec and Saskatchewan

Given the strength of domestic replacement sales thus far in fiscal 2004, we expect to conclude the year with a record 70,000 to 75,000 replacement units shipped, up from our previous target of 65,000 to 70,000.

With an estimated 250,000 machines currently in the market not capable of supporting TITO technology, we expect domestic replacement demand to remain strong for the next few years. However, we expect that the record pace experienced in the current fiscal year will slow down, due in large part to the fact that our largest casino customers have already converted approximately 60% of their slot floors, on average, to cashless gaming machines. Additionally, most Canadian provinces, except Manitoba, have now fulfilled their replacement programs.

International Product Sales

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions, except units and ARUS)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenues	$72.5	$57.5	$15.0	26%	$252.8	$168.6	$84.2	50%
Gross profit	35.2	23.8	11.4	48%	116.5	72.0	44.5	62%
Gross margin	49%	41%	8%	17%	46%	43%	3%	8%
Units shipped	12,600	13,400	(800)	(6%)	54,300	38,800	15,500	40%
Replacement	10,800	12,300	(1,500)	(12%)	48,300	34,800	13,500	39%
New/Expansion	1,800	1,100	700	64%	6,000	4,000	2,000	50%
ARUS	$5,700	$4,300	$1,400	34%	$4,700	$4,300	$400	7%

Current quarter international product sales revenues improved over the prior year quarter despite fewer units shipped. Revenues, ARUS, gross profit and margins increased in the current year quarter and nine months compared to the prior year periods primarily due to:

•	favorable foreign exchange rates

•	greater mix of higher margin sales in Europe

•	higher software conversion and parts sales in Australia

•	lesser mix of lower margin Japanese pachisuro units in the current quarter

International machine shipments for the nine months of 2004 grew substantially due to:

•	strong replacement shipments in Japan, primarily related to the success of Nobunaga™, our highest selling pachisuro game ever at 18,000 units fiscal 2004

•	increased sales in Latin America and the European casino markets

•	partially offset by fewer shipments in the UK and Australia

We expect decreased international machine shipments for the remainder of fiscal 2004, primarily related to lower machine sales in Japan. We are anticipating game introductions on new platforms in fiscal 2005 as a result of our recently announced partnership with the Sammy Corporation, a manufacturer in the pachisuro market. We also foresee international gaming expansion, including opportunities in the UK, the Asia Pacific regions (including Macau) and Eastern Europe (including Russia).

Proprietary Gaming

	Quarters Ended				Nine Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(In millions, except units)	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenues	$303.3	$261.9	$41.5	16%	$854.6	$784.8	$69.8	9%
Gross profit	166.5	135.5	30.9	23%	468.6	415.0	53.6	13%
Gross margin	55%	52%	3%	6%	55%	53%	2%	4%
Operating expenses	$51.7	$43.5	$8.3	19%	$147.7	$134.5	$13.1	10%
Operating income	114.7	91.8	23.0	25%	320.9	280.1	40.8	15%
Segment profit	116.8	93.4	23.4	25%	322.9	283.4	39.6	14%
Segment profit margin	39%	36%	3%	8%	38%	36%	2%	5%
Installed base units	36,400	33,600	2,800	8%	36,400	33,600	2,800	8%

Proprietary gaming revenues and gross margins increased for the current quarter and first nine months of fiscal 2004 as a result of:

•	growth in our installed base

•	improved mix and increased play levels on WAP games across the majority of the domestic gaming markets, resulting from new game introductions and a more favorable jurisdictional mix

•	favorable interest rate movements

The growth in our installed base of proprietary games in the casino market was primarily due to placements across the various Class III Native American markets, up 1,000 units over the prior year period. Casino units also increased in Canada, offset by declines in Nevada and other regional jurisdictions. Racino units increased by 1,800 machines due to additional placements in New York related to the commencement of video lottery operations at four racetracks. Placements also increased in Rhode Island and Delaware as a result of strong game performance.

While the growth of our installed base is dependent on growth in the gaming industry, we also continue to focus on strategies to improve revenue yields centered on managing the types of games and jurisdictions where they are placed. Our installed base of higher yielding WAP games increased 1,300 machines compared to the prior year.

As a result of adopting FIN 46, our current quarter also included the consolidation of revenues and expenses from the activities of the progressive systems trust VIEs in Iowa and New Jersey. The VIE consolidation increased current quarter revenues and expenses by $11.2 million and reduced gross margins by approximately 2%. The VIE consolidation had no material impact on gross profit dollars or net income.

Additionally, the extra week in the first quarter of fiscal 2004 contributed approximately $19.9 million in revenues and $11.1 million in gross profit.

We expect our consolidated proprietary gaming gross margins to fluctuate between 53% and 55% for the remainder of fiscal 2004 depending on the jurisdictional mix and types of games placed, as well as movements in interest rates.

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

Our working capital remained unchanged at $1.1 billion at the end of the current quarter from September 30, 2003. Our working capital statistics for the trailing twelve months ended June 30, 2004 compared to the prior year period included:

•	average days sales outstanding improved to 79 days from 106 days, primarily due to significant note and contract payoffs in the current period

•	inventory turns remained constant at 3.7

Cash Flows Summary

	Nine Months Ended
	June 30,		Increase
(In millions)	2004	2003	(Decrease)
Operations	$400.5	$235.4	$165.0
Investing	5.6	69.2	(63.6)
Financing	(533.0)	415.5	(948.5)
Effect of exchange rates	3.0	(3.0)	6.0

Net increase (decrease) in cash and equivalents	$(124.0)	$717.1	$(841.1)

Cash Flows From Operations

Cash generated from operations in the current nine month period improved over the prior year period primarily as a result of:

•	improvements in income from operations

•	timing of receivables collections, including several customer payoffs of contract financing

•	partially offset by cash used to extend our relationship with Sony Pictures Television Inc. for exclusive rights to some of Sony’s leading licensed properties through calendar year 2014

•	payment timing in accounts payable and accrued liabilities

Cash Flows From Investing and Financing

Investing

Net cash from investing activities decreased over the comparable prior year period primarily related to:

•	net cash used to acquire Acres of $109.7 million

•	additional capital expenditures

•	offset by the consolidation of $47.5 million in VIEs’ cash

•	receipt of $46.4 million during the current nine month period on the Pala note acquired with Anchor

Capital Expenditures

	Nine Months Ended
	June 30,		Increase
(In millions)	2004	2003	(Decrease)
Investment in property, plant and equipment	$24.4	$23.3	$1.1
Investment in gaming operations equipment	94.2	70.7	23.5
Investment in intellectual property	22.7	7.2	15.6

Total capital expenditures	$141.3	$101.1	$40.2

Domestic	97%	97%	—
International	3%	3%	—

Our investment in gaming operations equipment increased in the current nine months due to growth in our installed base and leased units, primarily in various Class III Native American markets, as well as growing markets in Florida, New York, Delaware and Alabama. The recent introduction of our Advanced Video Platform™ (AVP™), specifically Wheel Of Fortune® Special Edition™, also contributed to additional costs in gaming operations equipment.

Our investment in intellectual property increased over the prior year period, primarily due to additional purchased patents related to our ongoing commitment to the development of innovative games, platforms and systems.

Additionally, we plan to invest approximately $113.0 million in land and buildings over the next two to four years, primarily to consolidate operations currently conducted in several leased facilities in Las Vegas and to expand our Reno facility.

Financing

Net cash used for financing activities in the first nine months of fiscal 2004 increased over the prior year period primarily as a result of:

•	proceeds from the issuance of zero-coupon convertible debentures in the prior year period

•	the early redemption in February 2004 of our $400.0 million senior notes due in May 2004

•	payments of dividends

•	partially offset by reduced share repurchases in the current year period

Net Cash Flows to Fund Jackpot Liabilities

	Nine Months Ended
	June 30,		Increase
(In millions)	2004	2003	(Decrease)
Purchases of investments to fund jackpots	$(24.5)	$(19.0)	$(5.5)
Proceeds from investments to fund jackpots	35.8	28.3	7.6

Investing activities	11.3	9.3	2.0

Collections to fund jackpot liabilities	204.9	197.0	7.9
Payments to jackpot winners	(234.4)	(223.1)	(11.4)

Financing activities	(29.5)	(26.1)	(3.4)

Net cash flows to fund jackpot liabilities	$(18.2)	$(16.8)	$(1.4)

Investments to fund jackpots relate only to installment-based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment-based payments. Proceeds occur as the investments mature, in equal annual installments over 20 to 26 years.

Jackpot liabilities relate to all progressive jackpot systems, irrespective of which payment method the winner elects. Payments to winners include both installment-based payments and single-payments.

Net cash flows from these activities, collectively, represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpot liabilities occur based on the timing of the jackpot cycles and the volume of play across all of our progressive systems games. Cash collected from casino participants in excess of funds required to fund jackpot liabilities is reflected in operating cash flows and the balance is reflected in financing activities.

Stock Repurchase Plan

Our Board of Directors authorized IGT’s common stock repurchase plan in 1990. Our remaining share repurchase authorization, as amended, totaled 39.2 million shares as of June 30, 2004. During the first nine months of fiscal 2004, we repurchased 672,799 shares for an aggregate price of $24.2 million. Since the end of the current period through August 11, 2004, we repurchased 3.0 million additional shares for an aggregate price of $93.5 million. See Item 2 Part II for additional information concerning these stock repurchases.

Credit Facilities and Indebtedness

Senior Credit Facility

IGT entered into a new $1.5 billion senior credit facility (credit facility) with a syndicate of banks on July 1, 2004, replacing the previous credit facility of $260.0 million. The credit facility is structured in two components both with five year maturities:

•	a $1.3 billion revolver, of which $3.8 million was reserved for letters of credit at the end of the current quarter

•	a $200.0 million term loan, funded on July 15, 2004 in conjunction with the early redemption of our 2009 senior notes

The interest rates applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially these rates were set at LIBOR plus 60.0 basis points (bps) for both the revolver and the term loan. A facility fee of 15.0 bps applies to the entire credit facility.

Financial covenants for the credit facility include a maximum leverage ratio (as defined in the agreement) of 4:1 and a minimum interest coverage ratio (as defined in the agreement) of 3:1. The credit facility agreement also includes certain restrictions on our ability to incur new indebtedness, issue guarantees, or make acquisitions.

If IGT is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, as well as trigger cross default provisions to other debt issues.

Foreign Credit Facilities

Our available foreign revolving credit facilities totaled $24.0 million at June 30, 2004 and expire at various times through July 2005.

Senior Notes

On July 16, 2004, we redeemed all of the remaining $569.6 million principal outstanding 2009 senior notes, using available cash and the proceeds of the new $200.0 million term loan. The portion of the senior notes not refinanced with the new term loan totaled $366.3 million, net of discount, and was classified as current maturities of long-term debt at June 30, 2004. Including the cancellation of corresponding interest rate swaps, we will recognize a loss of approximately $121.0 million or $76.9 million, net of tax, on this early debt retirement in our fourth quarter ending September 30, 2004.

In February 2004, we recognized a loss of $6.9 million or $4.3 million, net of tax, related to the early redemption of our $400.0 million senior notes due May 2004. Losses on early redemptions of debt were included in other expense.

Debt Covenants

We continue to be in full compliance with all covenants contained in all debt agreements at June 30, 2004.

FINANCIAL POSITION

	June 30,	September 30,	Increase
(In millions)	2004	2003	(Decrease)
Total assets	$4,304.2	$4,185.2	$119.0
Total liabilities	2,219.9	2,497.8	(277.8)
Total stockholders’ equity	2,084.3	1,687.5	396.8

Total assets increased during the nine months just ended mainly due to:

•	the acquisition of Acres

•	the consolidation of the VIEs

•	partially offset by early redemption of debt

Total liabilities decreased during the current period primarily related to:

•	the early redemption of debt

•	payments timing of accrued liabilities

•	offset partially by increases from consolidation of the VIEs

Total stockholders’ equity increased during the current year period predominantly as the result of:

•	net income generated during the current period

•	proceeds from employee stock plans

•	partially offset by dividends and share repurchases

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

Contractual Obligations

Significant changes to our contractual obligations since our last Annual Report of Form 10-K include the issuance of our new $1.5 billion senior credit facility, including the funding of a $200.0 million term loan due in 2009, and the early redemption of our 2009 Senior Notes in July 2004. See Note 9 of our Unaudited Condensed Consolidated Financial Statements.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Throughout this Quarterly Report on Form 10-Q we make some “forward looking” statements, which do not relate to historical or current facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:

•	estimates of expected gross profit margins and continued growth in ARUSs

•	estimates and assumptions related to our critical accounting policies

•	expectations that our cashless technology will continue to stimulate replacement demand

•	estimates that the replacement market will continue at a certain pace

•	expectations about our ability to introduce new games

•	expectations that our available capital resources will be sufficient to fund our financial commitments

•	estimates of the amount we plan to invest in our Las Vegas and Reno facilities

•	estimates of our expected interest savings related to the early redemption of our Senior Notes

•	estimates of the effect to fourth quarter diluted EPS related to the satisfaction of the conversion criteria on our debentures

•	expectations about the timing of the remaining units to be shipped

•	expectations about our future international machine shipments

•	estimates about our expected tax rates

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

Hedging

At June 30, 2004, our net foreign currency exposure of $36.4 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $20.5 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

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

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $1.2 million at June 30, 2004 versus $2.2 million at September 30, 2003. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

We estimate interest rate risk as the potential change in the fair value of our debt or earnings resulting from a hypothetical 10% adverse change in interest rates.

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in proprietary gaming. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical 10% decline in interest rates would have reduced our gross profit by $10.7 million in the first nine months of fiscal 2004 and $10.9 million in the comparable prior year period. We do not currently manage this exposure with derivative financial instruments.

Senior Notes and Related Swaps

We use various techniques to mitigate the risk associated with future changes in interest rates, including interest rate swaps. In the fourth quarter of 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. These swaps were cancelled on July 9, 2004 in conjunction with the early redemption of our remaining $569.6 million principal outstanding 2009 senior notes. See Note 9 of our Condensed Consolidated Financial Statements.

Convertible Debentures Price Risk

The fair value of our debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $63.7 million. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our convertible debentures by $0.7 million.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our Board of Directors has authorized total repurchases of up to 386 million shares from the open market or in privately negotiated transactions, depending on market conditions and other factors. There is no expiration date specified for this plan. Our current quarter repurchases are summarized below. Since the end of the current period through August 11, 2004, we repurchased 3.0 million additional common shares at $31.22 average price per share.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Fiscal Periods	Purchased	per Share	Announced Plan	the Plan
April 4 – May 1, 2004	—	—	—	39,910,677
May 2 – May 29, 2004	400,000	$36.79	400,000	39,510,677
May 30 – June 3, 2004	270,000	35.00	270,000	39,240,677

Total	670,000	$35.86	670,000	39,240,677

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

(a)	Exhibits

10.01	Credit agreement by and among International Game Technology, Wells Fargo Bank, N.A., Bank of America, N.A. and other banks dated July 1, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on June 16, 2004 announcing the redemption of our outstanding 8.375% Senior Notes due May 2009.

We filed a current report on Form 8-K on April 22, 2004 furnishing a press release announcing earnings for the second quarter ended March 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004	INTERNATIONAL GAME TECHNOLOGY

	By:	/s/ Maureen Mullarkey
Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and
Treasurer

(Duly authorized officer and
principal financial officer
of the registrant)