Form 10-K
period 2004-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2004-12-10
CIK 353944

FORM 10-K

United States
Securities and Exchange Commission

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004: $15,948,670,676

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 27, 2004: 346,367,231 shares of Common Stock, $.00015625 Par Value

i

Part I

Item 1. Business

COMPANY OVERVIEW

International Game Technology is recognized as a leader in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products in all jurisdictions where gaming is legal. During fiscal 2004, we redefined our business segments under a reorganization of management responsibilities to cover all products in distinct geographical areas. This new structure shifted our focus to managing the business by customer regions encompassing all sources and types of revenue. We currently view our business in two regional operating segments, the North America Division and the International Division, each incorporating all relevant sources of revenues from product sales and gaming operations. We strive to diversify our business with our presence in gaming markets worldwide and the breadth of our product offerings.

International Game Technology principally served the United States (US) gaming industry when founded in 1980, expanding into jurisdictions outside of the US in 1986. In addition to our US production facility in Reno, Nevada, we also manufacture our products in the United Kingdom (UK) and through third party manufacturers in Japan and Canada. We currently maintain sales offices in various locations across the US, Australia, Canada, Europe, Japan, Latin America, New Zealand, South Africa and the UK.

International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. In addition to our 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned subsidiaries:

ª	Acres Gaming Incorporated (Acres)

ª	I.G.T.-Argentina S.A. (IGT-Argentina)

ª	I.G.T. Australia Pty. Limited (IGT-Australia)

ª	International Game Technology NZ Ltd. (IGT-NZ)

ª	IGT do Brasil Ltda. (IGT-Brazil)

ª	IGT-Europe B.V. (IGT-Europe)

ª	IGT-Iceland Ltd. (IGT-Iceland)

ª	IGT-Japan K.K. (IGT-Japan)

ª	IGT-UK Limited (Barcrest)

ª	International Game Technology-Africa Pty. Limited (IGT-Africa)

ª	International Game Technology S.R. Ltda. (IGT-Peru)

ª	Silicon Gaming, Inc. (Silicon)

ª	VLC, Inc. (VLC)

Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. Our principal executive offices are located at 9295 Prototype Drive, Reno, Nevada 89521; our telephone number is (775) IGT-7777; our website is www.IGT.com.

Through the Investor Relations link on our website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Our corporate governance guidelines and charters of our Audit, Compensation, Nominating and Corporate Governance Committees are also available on our website. This information will be mailed in print form to any shareholder upon request.

In this document, italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website.

BUSINESS SEGMENTS

During the fourth quarter of fiscal 2004, we finalized changes to our organizational structure and management responsibilities to cover all products in distinct geographical areas. This reorganization included an evolving realignment of our sales organization, which began with the appointment of our new CEO in October 2003. The new structure shifted our focus to managing the business by customer regions encompassing all sources and types of revenues. Operating results reviewed by our chief decision makers encompass all sources of revenues within specific regions.

We currently view our business in two operating segments, each incorporating all relevant sources of revenues from product sales and gaming operations.

ª	The North America Division encompasses our operations in the US and Canada, including the IGT Systems group. The North America Division comprised 86% of consolidated revenues in fiscal 2004 and 2002, versus 89% of consolidated revenues in fiscal 2003.

ª	The International Division oversees our efforts abroad in Australia, New Zealand, Europe, Latin America, South Africa, the UK and Japan. The International Division contributed 14% of consolidated revenues in fiscal 2004 and 2002, versus 11% of total revenues in fiscal 2003.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit the other segments. We continually evaluate the alignment of our business development and sales organizations for reporting purposes, which may result in changes to segment allocations. Prior year amounts have been reclassified to conform to the current management view and presentation.

The Corporate Division manages certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions, such as human resources, information systems, and legal. The Corporate Division includes all debt related costs, including interest and losses on early retirements, as well as interest income and gains or losses on investment securities, hedging instruments and other corporate assets. See Note 18 of our Consolidated Financial Statements for revenues and financial results of our business segments.

SOURCES OF REVENUES

We derive revenue from our products in two ways: “product sales” and “gaming operations.”

Product Sales

Product sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, licenses and royalties, equipment and services. Product sales comprised 53% of consolidated revenues in fiscal 2004, 50% in fiscal 2003 and 48% of consolidated revenues and earnings from unconsolidated affiliates in fiscal 2002.

In North America, we manufacture a broad range of gaming machines, consisting of traditional spinning reel slot machines, video gaming machines, government sponsored terminals and other video gaming devices. Internationally, we target the casino style, private club, gaming hall, government sponsored video gaming machine, Amusement with Prize (AWP), and pachisuro or low payout markets. We sell hundreds of recognized game themes to customers, directly or through distributors, and provide equipment contract financing to qualified customers. We also provide financing loans to select customers for the development of new or expanding gaming facilities.

In the North American gaming market, IGT holds an estimated 68% share of the total market base of installed gaming machines. We believe our market share is the result of our commitment to innovation, game design, and technological advances in our games and systems; our extensive patent and theme library; our manufacturing capacity; and the combined efforts of our compliance, sales and customer service teams enabling us to have a presence in all major North America gaming jurisdictions.

During fiscal 2004, our top selling machines included Hexbreaker®, Money Storm®, Kenny Rogers®, Cops and Donuts®, Lucky Larry’s Lobstermania®, Enchanted Unicorn®, Triple Double Stars™, Triple Double Wild Cherry™, Big Times Pay®, Five Star™ and Triple Stars®. New introductions we are planning for 2005 include Sneeki Tiki™, Space for Rent™, Shake Your Booty™, Max Action™, and Stinkin’ Rich™.

In addition to gaming machines, we offer a variety of gaming systems products to our customers in relevant gaming markets. Our systems product offerings branded under Advantage Systems™ include Casino, Video Lottery, Class II (Electronic Bingo), Central Determination and Game Server. These systems products and services enhance the players’ gaming experience and provide operational efficiencies for our customers. The acquisition of Acres complemented and strengthened our current suite of gaming systems products by providing casino-wide, integrated applications that offer bonusing, slot monitoring, patron management, cage, credit and table games management, visual analysis and cashless wagering modules. These modules can be purchased and installed individually or as an integrated system. The combination of Acres and IGT gaming systems improved our leadership position in systems products, with over 50% of North American casino gaming machines now attached to an IGT system.

The following table presents our gaming products sold as a percentage of consolidated product sales revenues for the last three fiscal years. ‘Other gaming products’ includes equipment, license fees, service and other miscellaneous revenues.

	2004	2003	2002
Video & Spinning Reel	71%	74%	72%
AWP & Low Payout	10%	9%	11%
Parts & Conversions	9%	10%	11%
Gaming Systems	9%	6%	5%
Other Gaming Products	1%	1%	1%

Gaming Operations

Gaming operations revenues are generated from our installed base of recurring revenue games. These revenues are of a recurring nature based on the use of our gaming machines and equipment distributed under participation agreements. This revenue stream comprised 47% of our consolidated revenues in fiscal 2004, 50% in fiscal 2003, and 52% of consolidated revenues and earnings from unconsolidated affiliates in fiscal 2002. The North America Division provides approximately 98% of our consolidated gaming operations revenues.

We distribute our recurring revenue games under a variety of pricing arrangements including:

ª	wide area progressive (WAP) systems

ª	stand alone participation and flat fee

ª	equipment leasing and rental

WAP games differ from stand alone games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin-in either directly to IGT or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT. Central determination pricing differs from the traditional casino market in that it is weighted toward participation and revenue sharing models.

Growth in gaming operations revenue and gross margin are influenced by a number of factors, such as the number of machines placed, the geographic mix or the pricing arrangements. Gaming operations expenses include the cost of funding jackpot payments to winners, which is subject to interest rate volatility. We began to consolidate the revenues and expenses from our progressive trusts in Iowa and New Jersey due to a change in accounting rules for variable interest entities (VIEs) beginning in the third quarter of fiscal 2004. Although the VIE consolidations had no material impact to gross profit or net income, our quarterly gaming operations gross margin was reduced by approximately 200 basis points.

We continually add new innovation and enhanced player appeal into our proprietary games. This is accomplished through the introduction of feature rich games with second event bonusing and by incorporating popular themes such as Wheel of Fortune®, Megabucks®, The Price is Right™ and The $1,000,000 Pyramid™. New themed product introductions we are planning for fiscal year 2005 include Star Wars™, Laverne and Shirley™, Drew Carey™, Elizabeth Taylor™, Mickey Mantle™, and Gilligan’s Island™. We also plan to introduce the Fort Knox® line of penny products that include a new mystery progressive feature and player-interactive bonuses.

We recognize that all games, including our proprietary games, have a finite lifecycle. IGT systematically replaces games experiencing declining play levels with new games and extensions of existing brands.

We distribute proprietary games in 26 North American jurisdictions and select international locations including Australia, Europe, Iceland, Latin America and South Africa. We hold an estimated 63% share of the total proprietary games installed in North America. IGT owned games are reflected in our balance sheet as part of property, plant and equipment. Casino owned games are primarily comprised of machines sold with a related recurring royalty fee.

September 30,	2004	2003	2002
Recurring Revenue Games
IGT owned units
Casinos	30,300	29,400	28,600
Racinos	6,900	4,600	3,500

Proprietary installed base	37,200	34,000	32,100
Casino owned units	18,000	18,800	19,500

Grand total	55,200	52,800	51,600

PRODUCT DEMAND

Demand for our products is driven by a number of factors:

ª	The replacement of older or obsolete machines due to technological innovations:

The replacement cycle in all gaming jurisdictions represents a significant portion of sales in any given year. It is driven primarily by competition in each market to provide players with more entertaining and sophisticated games. As new machines are installed, the earnings disparity and casino operators efficiencies between the older and newer units on casino floors widens and the replacement cycle is further stimulated. We expect the introduction of new, more sophisticated interactive games and systems combined with the cost savings, convenience, and other benefits of our advanced platform to continue to stimulate demand for replacement machines. The willingness and ability of operators to invest in new or additional machines is also a factor.

ª	Casino expansion or the addition of new casinos within current gaming markets:

The construction of new casino properties generates product demand in two ways: machines for the new casinos and replacement machines at established casinos. Neighboring casinos tend to upgrade their gaming machines regularly in order to remain competitive.

ª	The establishment of new gaming jurisdictions:

Over the past decade, significant increases in the installed base of gaming machines were driven by the growth in the number of jurisdictions with legalized gaming and the increasing popularity of large theme-based casinos. We believe that our manufacturing capabilities along with our innovative products provide a competitive advantage in providing new casinos with large numbers of machines.

ª	Player appeal, price, service, reliability, operational efficiencies, technical capability, financial condition and reputation of the manufacturer:

Entertainment value to the player is the most important feature of our products. Machine design, hardware, software, game features and ease of play also contribute to the earnings power of our gaming machines. All of these features are designed to collectively improve our customers’ return on investment.

STRATEGIC ACQUISITIONS AND DIVESTITURES

As part of our ongoing efforts to create shareholder value, we complement our internal resources through strategic acquisitions of businesses that:

ª	offer opportunities to diversify our geographic reach

ª	expand our product lines and customer base

ª	leverage our technological and manufacturing infrastructure to increase our rates of return

Following the summary table of our significant acquisitions below is a brief overview of our two most recent acquisitions. The acquisition cost noted in the table represents the purchase price including debt assumed.

		Acquisition
Company	Date Acquired	Cost
(In millions)
Acres Gaming Inc.	October 2003	$134.0
Anchor Gaming	December 2001	1,323.9
Silicon Gaming, Inc.	March 2001	47.4
Sodak Gaming, Inc.	September 1999	198.9
Barcrest Limited	March 1998	72.9
Olympic Amusement Pty. Limited	March 1998	108.9

Acres

On October 27, 2003, we acquired Acres, a systems software development company serving the gaming industry worldwide.

Acres provides bonusing and cashless gaming products, as well as a full suite of integrated casino management systems through its Acres Bonusing™, Acres Cashless™ and Acres Advantage™ product lines. Its patented technology enables casino operators to increase patron loyalty by differentiating the casino property in an increasingly competitive environment.

This business combination provides us the ability to:

ª	utilize the Acres gaming systems technology to develop more integrated gaming systems products

ª	increase our competitive marketing capability

ª	position IGT as a leading global provider of casino gaming systems

We completed the integration of IGT Systems and Acres in fiscal 2004, including the development efforts, sales, service and operational organizations.

Anchor

On December 30, 2001, we completed the acquisition of Anchor Gaming (Anchor), our partner in the Spin For Cash Joint Venture (JV) since 1996. Since the acquisition, we focused our efforts on the successful integration of the two entities by combining our complementary resources to develop new games more effectively for the benefit of our customers. We assimilated the personnel and physical resources of the two companies to improve our mix of game design, productivity and customer service.

Divestitures

We determined that certain operations acquired with Anchor were not a strategic fit with our core business and committed to a divestiture plan. These operations were reclassified as discontinued operations for all periods presented. We ceased depreciation and amortization for discontinued operations upon committing to the divestiture plan.

ª	In February 2003, we sold the assets of the Anchor Coin Nevada slot route operations for a cash price of $60.5 million. In April 2003, we sold the two Colorado casinos for total cash proceeds of $82.3 million. Collectively, we recognized a gain of $184,000 on these divestitures in fiscal 2003.

ª	In September 2003, we sold the pari-mutuel wagering business, United Tote (UT), for a cash price of $12.3 million and recorded a loss on sale of $8.9 million, net of tax.

ª	In November 2003, we sold IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc., collectively referred to as OnLine Entertainment Systems (OES) for cash proceeds of $151.5 million resulting in a gain of $56.8 million, net of tax.

PRODUCT DEVELOPMENT

IGT’s standing as a leader in the global gaming market is built largely on our ability to develop and design platforms and related games that people find entertaining and want to play. This development strategy combined with our innovative systems improves casino operations and profitability. One of our major development achievements in fiscal 2004 was the adaptation of our current platform and systems technologies, allowing us to participate in multiple new markets such as Alabama, New York, Florida and Oklahoma.

Our emphasis and investment in research and development (R&D) has allowed us to maintain our leadership position in the industry. We have six design centers located worldwide, in addition to our primary development team located in Nevada. These strategically located centers provide us with a local presence and access to our customers, allowing us to respond to market needs and preferences in a timely manner. Over 1,100 employees worldwide are dedicated to product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. Our investment in R&D totaled $129.3 million during fiscal 2004, $94.9 million in fiscal 2003 and $77.9 million in fiscal 2002.

Our business can be explained as the creation of game content and the delivery of these games to the consumer via platforms and systems. We are a prominent designer of games, platforms and systems in the gaming industry. We accomplish this by anticipating client needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our technology timeline demonstrates these development efforts.

Our product development process is not complete until our compliance teams ensure that each game, product or system meets all of the requirements in each jurisdiction, North American or international. We conduct business in over 275 jurisdictions worldwide with approximately 100 people employed in the areas of regulatory and product compliance. During fiscal 2004, we presented over 28,000 product submissions worldwide.

Games

We combine the elements of art, math, sound, play mechanics and technological advancements with our entertainment license library and patented intellectual property to provide gaming machines with a high degree of player appeal. Our continued commitment to the development of industry leading games helps maintain our market share and profitability.

In fiscal 2004 North American markets, we introduced 125 new game themes addressing the spinning reel, video and video poker markets. All new games are subject to regulatory approval across the jurisdictions we service. Using our Wide Area Marketing (WAM) computerized testing and monitoring system, we evaluate and forecast acceptance of new products in order to quickly identify the more popular gaming concepts. The WAM test uses a central computer to monitor the performance of games placed in a representative sample of casinos throughout Nevada. There are approximately 15 test locations in various Northern and Southern Nevada casinos. The WAM test program allows us to test games in a relatively short time span, resulting in a quicker release of higher performing games.

In international markets, our strategy is to respond to developing markets with local presence, customized games, new product introductions and local production where feasible or required. In Australia, two separate design teams create innovative games for the club and casino markets. In Japan, our engineering and game development department continues to create new games for the pachisuro market. Our new manufacturing agreement with Sammy Corporation in Japan will allow us to work with their design team, as we incorporate their platform in our machines. Barcrest, our UK subsidiary, designs games for the UK and European AWP markets. Leveraging off their success in the AWP markets, we established a Barcrest USA design team to develop games that include interactive top boxes for the North American casino markets. At the same time, the proposed changes in UK gaming legislation will allow Barcrest to launch its own casino product into this market. This effort provides an alternative source of innovation for both the market and IGT.

Platforms

Platforms are one method to deliver our games and game content to the consumer and we support several in order to maximize this distribution. As gaming laws evolve and allow for new solutions to be implemented, we continue in our effort to serve new market opportunities through the strength and flexibility of our distinct platforms.

Our Reel Touch™ platform incorporates a PC based computer system with a liquid crystal display and corresponding touch screen for player interactivity and game bonusing. In conjunction with this platform we introduced our EZ Touch™ touchpad, allowing players to change the game’s denomination at the touch of a button. The Video Reel Touch™ platform has become the cornerstone of our Class II markets as we internally develop central determination games, related systems and terminals. The adaptation of this platform allowed us to quickly provide solutions in order to expand into new markets, including Alabama charitable gaming and Native American Class II markets.

Our Advanced Video Platform™ (AVP™) will support our next generation of further enhanced video games. This system provides improved graphic capabilities such as full screen live streaming videos and animations with vivid colors along with an enhanced stereo sound system. AVP™ also greatly expands storage capacity allowing for complex bonusing features. AVP™ continued its evolution over the past year to bring state of the art processing power to our game design efforts.

Our Intel-based 80960 platform development includes: the Game King® video platform, which offers a single or multi-game format with a touch screen monitor using interactive video slot games with animated graphics and secondary bonusing features; and the S2000™ spinning reel platform which combines one of the broadest game libraries with upgraded processor boards and an enhanced sound package. Multi-line, multi-coin video based games are currently among the most popular games on the casino floor. In response to this trend, our products employ advanced technology to enhance entertainment and communication features while retaining many of the familiar and popular features of older games.

During fiscal 2004, we updated processor boards in both the Game King® and S2000™ platforms, improving the overall system performance, graphics resolution, and color spectrum. Additionally, we added Ethernet support for high-speed networking, enabling future game downloading. The updated board in the S2000™ allows for additional reels.

The VLC 8800™ platform continues to hold a significant market share in the government sponsored public gaming or video lottery markets, as governments replace their older equipment. The 8800s can connect to all the major North American video lottery control systems. We are working with our customers as we transition from this 8800 platform to the next generation based on our 80960 Intel platform.

Systems

Our recently created IGT Systems group is the result of the integration of IGT Gaming Systems and Acres. Machines and systems are converging, as certain markets require the system and games to be linked in order to satisfy the rules and regulations specific to that jurisdiction. The IGT Systems group allows us to develop integrated gaming systems and adapt our technology to new markets. Branded as “IGT Advantage™ Systems”, our product suite includes the following technologies:

IGT Advantage™ Casino System is a suite of traditional casino management software products providing operators with real-time information in the areas of slot machine performance, patron management, reporting and analysis for table games, along with credit and banking data. This system includes the following functionalities.

ª	EZ Pay™ Ticketing provides slot machines the capability of accepting tickets, enabling players to move from one machine to another without the inconvenience of handling coins. Casinos have the option to use both coin hoppers and ticket-in machines connected to the EZ Pay™ system. This technology works with both IGT and competitors’ slot systems and integrates into casinos’ existing host systems and internal controls, while meeting the regulatory requirements of each gaming jurisdiction. Our one-wire configuration is referred to as the EZ Pay Integrated Voucher System™. This provides our EZ Pay™ software application with the ability to communicate with IGT’s own and other vendors’ slot systems or the casinos’ current host systems, using the existing casino floor network. IGT was the first to introduce ticket-in, ticket-out (TITO) systems in casino gaming and continues to lead the industry with over 50% of the TITO systems installed in North America. We have tested and installed our EZ Pay™ system in many of the largest casino properties and have received regulatory approvals in a majority of North American gaming jurisdictions.

ª	The growing popularity of the low denomination multi-line, multi-coin gaming machines has had a significant impact on the evolution of TITO technology. Because of the volume of coins handled and paid out by these types of games and the associated casino costs, these games are excellent candidates for the TITO technology, such as EZ Pay™. All of our new games are available in a Multi-Denomination™ format that can be readily adapted for use with our EZ Pay™ system or other TITO systems.

ª	Bonusing technology enables the design and delivery of bonuses and other promotions directly to players at the point and time of play, right at their favorite game. Built on the Microsoft Windows SQL platform, this system provides the instantaneous information needed for management decision-making. Bonusing modules include: Xtra Credit®, PointPlay®, ReturnPlay®, Lucky Coin ®, Personal Progressives®, Celebration Prizes®, and Multiple Jackpot Time™.

ª	NexGen™ Touch Screen Display provides operators the ability to communicate with their customers. It uses the latest in multimedia technology to display player and game activity and promote property events and amenities.

ª	Loyalty Game™ combines the growing popularity of player clubs with a multi-line, multi-coin game. Players use their club cards in this multi-session game to enable unique bonus rounds. This multi-session functionality provides players with an incentive to return to a specific property or any property across the enterprise.

IGT Advantage™ Video Lottery System provides central video gaming control and monitoring systems to government entities. These systems incorporate sophisticated technology and are designed with features intended to appeal to the concerns of the operator. This includes the security of communications, central control of gaming machines on the system, and compatibility with machines made by other manufacturers. Other features include the ability to use a dial-up format, on-demand generation of reports and audits, and the capability of transferring funds electronically. The system provides flexibility to meet the needs of markets of various sizes, accommodate regulatory changes and adapt to new game designs and features.

In addition to these management systems, we create the following systems that can be used to operate games in markets where systems are used to determine game outcomes.

ª	IGT Advantage™ Class II System provides features that include cross property bingo draws, game software downloads, remote game configuration, full accounting and performance reports, virtual private networks and cashless TITO compatibility. In the very near future, this system will also feature multi-denomination WAPs.

ª	IGT Advantage™ Central Determination System has many of the same features as our Class II systems and are compliant with the regulations in both the State of Washington and New York.

Intellectual Property, Copyrights, Patents and Trademarks

Our intellectual property rights, patents, trademarks and copyrights are significant assets. We seek to protect our investment in R&D and the unique and distinctive features of our products and services by perfecting and maintaining our intellectual property rights. We obtain patent rights protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio contains approximately 700 active domestic and foreign patents. The subject matter of these patents and patent applications include game designs, bonus and secondary game features, gaming device components, gaming systems, and a variety of other aspects of video and electronic slot machines and associated equipment. We cannot ensure that our intellectual property rights will not be infringed upon or that others will not develop products in violation of our intellectual property rights. Additionally, we cannot be sure that our pending applications for additional intellectual property rights will be granted.

Most of our products are sold under trademarks and copyrights that provide product recognition and promote widespread acceptance. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, or storylines. We design, manufacture, produce, operate, use, and/or otherwise have permission to exploit certain gaming machines utilizing materials under license from third-party licensors. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable.

Our ability to enforce and maintain our patents, copyrights, trademarks and other intellectual property is subject to general litigation risks. When we seek to enforce our rights, we are often presented with various defenses, such as the intellectual property right being asserted is invalid. In addition, our declaration of intellectual property rights often results in the other party seeking to claim alleged intellectual property rights of its own against us.

PRODUCT MARKETS

We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue additional opportunities in international areas. The opportunities, challenges and our successes, vary across these jurisdictions. A review of the various markets is provided below.

North America

The ever-growing popularity of gaming as a leisure activity continues to influence demand in North America, resulting in expansion of existing markets and legalization in new markets. The introduction of riverboat gaming in the Midwest during the early 1990s, the continuing expansion of Native American casino gaming and the growth in the Canadian and non-casino government sponsored gaming markets continues to expand this market and provide IGT with significant growth opportunities. Most recently, the emerging central determination and Class II markets are spurring new growth. As a result, the installed base of gaming machines increased from an estimated 184,000 machines in 1991 to approximately 802,000 machines in 2004.

Based on internal data and information provided by various gaming agencies, we have compiled the following table of the estimated total gaming machines installed in North America by jurisdiction.

	Estimated Installed Base
September 30,	2004	2003
US
Nevada	205,000	210,000
Atlantic City	42,000	42,000
Native American(1)	224,000	196,000
Regional	165,000	160,000
Racinos and Lottery	83,000	72,000

Total US	719,000	680,000

Canada
Casinos	44,000	40,000
Racinos and Lottery	39,000	39,000

Total Canada	83,000	79,000

Total North America	802,000	759,000

(1) Native American installed base now includes Class II and Class III gaming machines.

Gaming Expansion

We anticipate further gaming expansion in North America. Pennsylvania passed legislation in fiscal 2004 for gaming machines, a market that could eventually grow to an installed base of over 60,000 machines. Florida voted to change the state constitution to potentially allow for gaming machines in two densely populated counties, subject to local approval and enabling legislation. Oklahoma voters recently approved compacted Class III gaming, where racetracks would be permitted to install approved machines after at least four Oklahoma tribes compacted with the State.

During fiscal 2005, we will continue to monitor legislation as it pertains to gaming in the states of Ohio, Maryland, Massachusetts and Texas. These states are all facing budget deficits in the upcoming year and previously made efforts to legalize machine gaming.

Casino Markets

Nevada

Nevada is the largest and most established gaming market in North America, with approximately 100 casinos and various other smaller gaming venues with an estimated 205,000 gaming machines. The large mega-resort casinos are concentrated on the Las Vegas Strip. Other primary markets include the Las Vegas locals or “off-strip” market, Laughlin, Reno and Lake Tahoe.

Given its mature nature, Nevada is one of our most competitive markets. Even in this challenging environment, a number of operators have announced plans that will expand the Las Vegas market in the coming years. Wynn Las Vegas will open its new resort in April 2005. Station Casinos Inc. will expand its local presence in 2006 with the Red Rock Station. Additionally, Boyd Gaming’s South Coast property will make its debut in 2006.

Our fiscal 2004 sales in Nevada increased over fiscal 2003 as a result of replacement demand generated by TITO initiatives with major operators such as Harrah’s Entertainment Inc. and Station Casinos Inc.

Atlantic City

The Atlantic City market consists of 13 large casinos concentrated in a mature boardwalk area and marina district. This market includes approximately 42,000 gaming machines. We experienced a strong increase in fiscal 2004 in replacement demand due to TITO initiatives in Atlantic City. Future anticipated Atlantic City developments include an expansion of the Borgata in fiscal 2006.

Native American

We distribute gaming products to authorized Native American casinos through our Sodak distribution facility in Rapid City, South Dakota. Currently, approximately 220 sovereign tribes operate more than over 350 gaming venues in 28 states.

Native American gaming differs from the traditional casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988 (IGRA), which permits specific types of gaming as follows:

ª	Class I Gaming – Traditional Native American social and ceremonial games; regulated exclusively at the tribal level.

ª	Class II Gaming – Bingo, pull-tabs, punch board, tip jars, instant bingo and other games similar to bingo; regulated by individual tribes, with the National Indian Gaming Commission (NIGC) having oversight of the regulatory process.

ª	Class III Gaming – All forms of casino-style gaming not included under Class I and Class II, including traditional slot machines and table games; governed by compacts negotiated between individual tribes and states.

Pursuant to these regulations, we distribute Class III machines to Native American tribes who negotiated compacts with their states and received federal approval. The estimated Class III Native American market installed base totaled 177,000 machines at the end of fiscal 2004.

We began distributing Class II machines to Native American tribes during the latter half of fiscal 2004. Class II includes the Native American markets in Oklahoma, Florida and various other jurisdictions. The estimated Class II Native American market installed base totaled 47,000 machines at the end of fiscal 2004. We anticipate continued growth from expanding our presence within existing and new gaming facilities planned in both Florida and Oklahoma during fiscal 2005.

Regional

Riverboat-style gaming began in Iowa in 1991 and is currently operating in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. The regional market also includes the land-based casinos in Detroit and Colorado, as well as sales to cruise ships, and in total comprises a market of approximately 165,000 machines. We had strong TITO related replacement sales as operators continue to focus on streamlining and reducing the cost of their operations. Expansion opportunities for the near-term include plans for a new casino for French Lick, Indiana, and anticipated new casinos in Mississippi. Longer-term opportunities may include permanent casinos in Detroit and potential additional licenses granted in Illinois, Iowa and Missouri.

Racinos and Lottery

IGT provides both VLTs and casino-style gaming machines and systems on a for-sale or participation basis to government sponsored jurisdictions. VLTs are machines that usually have limited bet amounts and prize payouts, as controlled by state lottery regulations. In domestic jurisdictions (except Montana), VLTs are connected to a central control system overseen by state regulators, often the state lottery. Many of these machines are located at racetracks or in licensed bars with limits on the number of machines that can be offered in any given location. Currently there are nine US states that have authorized various forms of video lottery gaming, namely Delaware, Louisiana, Montana, New Mexico, New York, Oregon, South Dakota, Rhode Island and West Virginia. In Delaware and Rhode Island, we have long-term arrangements to place games at racetracks.

Growth in this market was driven by the addition of VLTs at racetracks in New York. The State of New York began installing VLTs, under revenue sharing agreements in the second quarter of fiscal 2004 with approximately 1,300 units at Saratoga and 1,000 units at the Finger Lakes facility. The Buffalo facility followed in the third quarter with approximately 1,000 units and Monticello with 1,700 units. We were awarded approximately 24% of the machines. The second phase includes Yonkers, Aqueduct and Batavia venues scheduled over the next 12 to 18 months with an additional 10,600 machines.

This market also includes the central determination charitable bingo market in Alabama. Other states may be evaluating enabling legislation allowing similar charitable electronic video bingo products. These products share many of the characteristics of the Class II machines we ship to the Native American markets previously discussed. We will continue to leverage our efforts in developing central determination systems in order to serve new markets that are open to these forms of gaming.

Canada

The Canadian casino market operates under the auspices of the government controlled lottery corporations and experienced steady growth during the past year. There are over 60 casinos in Canada with an approximate installed base of 44,000 gaming machines.

The public gaming market in Canada consists of approximately 39,000 machines installed within the provinces of Alberta, Manitoba, Quebec and Saskatchewan. The Atlantic Lottery Corporation is the exclusive agent in the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. These machines are VLTs similar to those offered in US public gaming markets and are principally located in bars and taverns.

In fiscal 2004, we completed contracts with the Manitoba Lottery Corporation and provided machines for a new casino for the Ontario Lottery Corporation. Other provinces are considering expanding casino-style gaming through new casino facilities located in urban areas, most notably in Vancouver and Edmonton. With the completion of the Manitoba Lottery contract, the current replacement market in Canada is essentially finished.

International

IGT’s presence in the international gaming markets began in 1986 and we continue to pursue growth in this area. Our goal is to further leverage our North American markets’ design and manufacturing experiences, while addressing each international market’s unique customer and regulatory environment. We established our International Division headquarters in the Netherlands in 2000, responsible for overseeing all international operations servicing the casino markets in Europe, Latin America, Russia and South Africa, the club markets in Australia and New Zealand, and the AWP and low payout markets in the UK and Japan. Casino and club market gaming machines are fabricated, in whole or kit form, at our Reno facility.

The AWP and low payout markets provide lower game economics for all suppliers due to the associated laws and regulations. These unique markets generally require numerous game introductions and short product lifecycles, with lower average sales prices and margins than other international markets. In the UK, we maintain local manufacturing capabilities to serve the AWP market. In Japan, we have a partnership with a third-party manufacturer (Sammy Corporation) to serve the low payout pachisuro market.

Our success in international markets is derived from innovative game design. Our challenges in international markets are the result of addressing each individual gaming jurisdiction’s regulatory environment. Our management team focuses on communication between North America and international personnel to effectively meet the opportunities and challenges of these markets.

Internationally, the prospects for additional gaming in various jurisdictions continue to improve. Proposals to change regulatory restrictions on gaming are currently being discussed by the UK government. The first Las Vegas style casinos opened in Macau in 2004 and more expansion in this market is anticipated. The gaming market in Russia is also poised for expansion in the upcoming years. Diverse countries such as Singapore, Japan, Mexico, Taiwan, and Thailand are all seeing an increase in popular support for legalizing casinos as a means of increasing tourism. We anticipate our international markets will grow in significance over the next several years and increase their share of overall contribution.

Casino Markets

Europe

In 1992, we opened our office in The Netherlands to service the European, Middle Eastern and North African casino markets. Casinos and slot halls in these markets compete with non-casino environments such as pubs and arcades. We anticipate moderate growth in the European installed based. Our sales to this market will be a mix of new business and replacement sales, the latter being increasingly driven by cashless solutions such as TITO. There is a particular focus to further develop new business in Russia and the Commonwealth of Independent States (former Soviet bloc countries) with plans to open a representative office in Moscow in the near future.

Latin America

We sell and place casino style gaming equipment to many legalized gaming jurisdictions in Latin America, through our offices in Argentina and Florida. The economic environment of this region has become more stable since the devaluation of the Argentine peso in fiscal 2002.

South Africa

Our office in Midrand, Gauteng, South Africa services the gaming markets located in South Africa, Sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under their National Gambling Act, allowing for the allocation of 40 casino licenses between each of the nine provinces in South Africa in 1996. We are also pursuing other African opportunities outside of South Africa.

Other International Markets

We have an International Market group in Reno supporting product sales to military bases and other legal gaming markets around the world not directly supported by an international subsidiary.

Club Markets

Australia and New Zealand

Australia is one of the largest and most established markets for video gaming products outside of North America. Our offices in Australia and New Zealand provide sales and customer service to all gaming areas related to the club market. The machines for Australia are manufactured in Reno to a partially completed state. IGT-Australia performs the necessary game development and programming, final test, delivery and installation.

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

AWP and Low Payout Markets

United Kingdom

We established a manufacturing, sales, marketing, distribution, engineering and game development operation in Manchester, England with our acquisition of Barcrest Limited in March 1998. Barcrest manufactures and sells low-payout AWP machines and top box products. An AWP machine is a game for amusement that is limited to low payout cash prizes, typically under $45. Barcrest is a leading UK manufacturer of AWP games, selling to both the UK and continental European markets.

Our success in this market is built around access to three separate design centers that focus on new products in the UK, along with a design center in The Netherlands that provides game design for other European markets. Barcrest’s markets are primarily replacement driven, dominated by pubs and licensed betting offices that demand regular releases of new machines. The installed base of AWP machines is approximately 250,000 units. To meet this demand, new products are launched in the UK every four to six weeks.

Proposed changes to modernize the 1968 Gaming Act in the UK may provide increased opportunities for IGT. The most significant proposed change, if made, would allow for an increase in the number of casinos and the number of machines in casinos. In order to prepare for this opportunity, we established a separate IGT-UK Casino group with offices in the Midlands region. In addition, Barcrest has recently increased the size of its manufacturing and distribution facility, with the acquisition of new land, to support additional capacity should the UK gaming legislation come into force. The UK government is presently discussing the potential measures and legislation could be proposed during 2005.

Japan

We established an office in 1990 that serves the Japanese market with engineering, development, sales, and administration from our head office in Tokyo and a logistics office in Nagano. During fiscal 2004, we entered into a manufacturing agreement with Sammy Corporation. We expect this agreement will help position our company to be a more competitive and consistent performer in the Japanese pachisuro marketplace. The installed base of pachisuro machines is estimated at over 1.6 million units. The short product lifecycle of these machines causes them to turn over approximately every two years on average.

COMPETITION

The market for gaming machines and systems is intensely competitive. The principal method of competition is product development. We believe our diverse library of strong performing games and intellectual property is a competitive advantage. Other ways we remain competitive include the quality and breadth of our sales and service organizations, our financial strength, as a manufacturer, and pricing.

US and foreign manufacturers that compete with IGT in gaming markets include, but are not limited to: Ainsworth Gaming Technology; Aristocrat Leisure Limited (Aristocrat); Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. (Alliance); Gauselmann Group (Atronics); Aruze, (formerly known as Universal); Cirsa Group; Franco Gaming, Ltd., a division of Recreativos Franco; Konami Co. Ltd. (Konami); Novomatic Industries; Mikohn; Sierra Design Group, acquired by Alliance; Spielo, acquired by GTECH; Stargames; Universal Distributing, Inc.; WMS Industries (WMS); Multimedia Gaming Inc. (MGAM); and Rocket Gaming Systems. All have developed casino products and are either authorized to sell products or are in the licensing process in many US and foreign gaming jurisdictions.

We provide substantial marketing and advertising support for our gaming products and compete on the basis of our extensive infrastructure, popular brand names, product appeal, jackpot awards, player loyalty, technical expertise and marketing experience.

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

During fiscal 2004, our domestic operations received ISO 9001.2000 certification covering manufacturing, engineering, systems development, game development and customer service. Our Reno facility has 736,000 square feet devoted to manufacturing, warehousing, shipping and receiving. During fiscal 2004, we began major construction projects in Reno and Las Vegas. The Reno project includes additional office space and a new data center that will be ready for occupancy in early 2005. In Las Vegas we are developing a central campus to consolidate various leased facilities, estimated for completion in 2007.

We generally carry a significant amount of inventory due to the broad range of products we manufacture and to facilitate our capacity to fill customer orders on a timely basis. Our product sales backlog orders totaled approximately $328.6 million at October 31, 2004 and $430.7 million at October 31, 2003. Our backlog orders for proprietary games totaled approximately 5,400 units at October 31, 2004 and 10,400 units at October 31, 2003. We reasonably expect to fill our backlog within fiscal 2005.

Sales and Distribution

Our products and services are sold to gaming operators and governmental entities that conduct gaming operations. We market our products and proprietary systems through our internal sales staff, agents and distributors. We employ approximately 300 sales personnel in various North America and international locations.

IGT uses distributors for sales to specific markets including Canada, the Caribbean, France, Germany, Japan, South Korea, Louisiana, New Jersey, New Mexico, New Zealand, Peru, Spain and The Netherlands. IGT’s agreements with distributors do not specify minimum purchases but generally provide that IGT may terminate the distribution agreement if certain performance standards have not been satisfied.

Customer Service

We consider customer service an important aspect of our overall marketing strategy and a key factor differentiating us from our competitors. Customers are provided product delivery and installation services, warranty services, after-market technical services and new product support services. Equipment spare parts, product retrofit and game conversion services are also provided. We typically provide a 90-day service and parts warranty program in North America and up to a 180-day warranty service internationally for our gaming machines. We employ more than 900 trained customer service personnel in 30 customer service support centers in all major North American gaming jurisdictions and internationally in Argentina, Australia, Japan, New Zealand, South Africa, The Netherlands and the UK.

We also provide extensive customer education and service through customer product and employee training, technical employee certification programs, videotaped instruction, a 24-hour customer service hotline, newsletters, our website (www.IGT.com), and the Global Support Center (GSC). The GSC is a fully staffed facility providing 24-hour telephone support to all types of casino system customers. The GSC has access to a range of field support engineering resources to resolve technical issues. Through these extensive resources, IGT provides a direct link for two-way communication between the customer and IGT and access to product information 24 hours a day, seven days a week.

Regulatory Compliance

Our product and regulatory compliance efforts are designed to ensure that each gaming product or system we develop meets the requirements set forth in all gaming jurisdictions worldwide. These efforts also ensure we obtain the necessary approvals and licenses. Through our efforts we are able to successfully sell and market our products worldwide, and provide our customers with the assurance that our products work properly and meet jurisdictional requirements. We hold over 390 gaming licenses worldwide.

Information Systems

In fiscal 2004, we expanded our Enterprise Resource Planning (ERP) solution to support Native American operations and are in the process of implementing this technology in our new IGT Systems group. The Project Systems module was successfully implemented within our Engineering departments to track project resources, timelines and costs.

EMPLOYEES

As of September 30, 2004, we have approximately 4,900 total employees, including approximately 4,100 in North American operations and 800 internationally. We believe we have favorable relationships with our employees.

RESPONSIBLE GAMING

We continue to be an industry leader in addressing and attempting to minimize problem gambling. We partner with other companies in the gaming industry to raise awareness of problem gaming, and work to educate the public and our employees about its symptoms and consequences. To stress our commitment to raising an awareness of this problem, we dedicate internal resources to coordinate with the industry and its trade groups to organize awareness events, distribute educational materials and organize contributions for the research of problem gaming. In virtually every casino in the US and Canada, there are posted advisories and telephone numbers for patrons to call if they or someone they know needs help, as well as literature for patrons to read about problem gaming.

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

Under certain circumstances, an institutional investor, as this term is defined in the Nevada gaming regulations, acquiring more than 10% but not more than 15% of our voting securities, may apply to the Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business. Our voting securities must not be acquired for the purpose of causing, directly or indirectly (i) the election of a majority of our board of directors, (ii) any change in our corporate charter, bylaws, management, policies or operations, or (iii) any other action the Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Commission considers voting on all matters voted on by stockholders and the making of financial and other informational inquiries of the type normally made by securities analysts, to be consistent with investment intent.

The Commission has the power to investigate any person who holds our debt or equity securities. The Clark County Liquor and Gaming Licensing Board, with jurisdiction over gaming in the Las Vegas area, may similarly require a finding of suitability of a security holder. The applicant stockholder is required to pay all costs of such investigation. Our bylaws provide for us to pay these costs that are related to our officers, directors or employees.

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

We are required to maintain a current stock ledger in Nevada, subject to examination by the Commission at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power at any time to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws and the regulations of the Commission. To date, the Commission has not imposed this requirement on us.

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

In July 2003, the Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (referred to as a shelf approval). The chairman of the GCB may rescind the shelf approval for good cause without prior notice upon the issuance of an interlocutory stop order. The shelf approval does not constitute a finding, recommendation, or approval by the Commission or the GCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Native American Gaming Regulation

Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. The IGRA provides the framework for federal and state control over all gaming on Native American lands and is administered by the NIGC and the Secretary of the US Department of the Interior. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. The IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on Indian lands. Indian tribes are sovereign in their own government systems, with primary regulatory authority over gaming on land within the tribes’ jurisdiction. IGT distributes gaming equipment to Native American tribes who have negotiated compacts with their states and have received federal approval.

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

We manufacture and supply gaming equipment to various international markets including Australia, Europe, Japan, Latin America, New Zealand, Africa, and the UK. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.

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

ª	expectations about our ability to introduce new games and systems to stimulate the replacement market

ª	estimates of our market share of the installed base

ª	estimates about the installed base in North America

ª	expectations about gaming expansion in North America and International markets

ª	judgements and assumptions related to our critical accounting estimates

ª	estimates about our interest expense savings

ª	estimates about our tax exposure and tax rates

ª	estimates of expected gross profit margins

ª	estimates that the replacement market will continue at certain paces

ª	expectations that our available capital resources will be sufficient to fund our capital expenditures and operating requirements

ª	don’t expect any material losses from off-balance sheet arrangements

ª	don’t expect any material foreign exchange rate gain and losses

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:

ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations including TITO technology

Demand for our products would be adversely affected by:

ª	a reduction in the growth rate of new and existing markets

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	a decline in public acceptance of gaming

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:

ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

Our intellectual property rights are subject to risks, including:

ª	potential inability to obtain and maintain patents, trademarks and copyrights to competitively protect our newly developed games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively

Our business is vulnerable to changing economic conditions, including:

ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in state taxation laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures

Our outstanding debt obligations subject us to certain additional risks, including:

ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness

Our business operations are subject to other risks, including:

ª	the loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of existing litigation related to legal actions pending against IGT

ª	our ability to timely and cost effectively integrate into our operations the companies that we acquire

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk

ª	acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 2. Properties

We believe that the following properties are suitable to our business and adequate for our current and near-term needs.

Corporate Headquarters

Our largest manufacturing facility and corporate headquarters is located in Reno, Nevada, where we built a facility of more than 1.2 million square feet to house our manufacturing, cabinet production, silkscreen, engineering, sales and administrative personnel. This facility supports production for all North America markets as well as our other international markets, except the UK and Japan. We are in the process of completing an expansion of our Reno facility adding more than 100,000 square feet. We also maintain leased warehousing facilities in Reno totaling 204,000 square feet.

North America Sales and Service

Our largest sales and service office is located in Las Vegas, Nevada, where we lease approximately 383,000 square feet in warehousing, sales and administration facilities. These operating leases expire between July 2006 and December 2007. In fiscal 2004, we purchased land and began construction of a new 600,000 square foot Las Vegas campus primarily to consolidate several leased facilities that is scheduled for completion in 2007. Additionally, we lease approximately 292,000 square feet of warehousing and sales and service properties throughout the US to support each significant gaming market. We own a 94,000 square foot building in Rapid City, South Dakota, which supports our Native American gaming markets.

International

Our most significant international properties include facilities in the UK and Australia. We own 149,000 square feet and lease 39,000 square feet under leases expiring between March 2007 and December 2009, to support manufacturing, sales and administrative functions in the UK. We lease 88,000 square feet in New South Wales, Australia under leases expiring between October 2004 and April 2008, for subassembly, sales and administration. All other properties used for international operations total 189,000 square feet, mostly under leases expiring through June 2009.

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

Fiscal 2004	High	Low
First Quarter	$36.96	$28.09
Second Quarter	45.78	34.65
Third Quarter	46.82	33.45
Fourth Quarter	38.17	28.72

Fiscal 2003	High	Low
First Quarter	$19.82	$16.31
Second Quarter	21.80	18.52
Third Quarter	25.38	19.68
Fourth Quarter	28.87	24.50

There were approximately 2,970 record holders of IGT’s common stock and the closing price was $35.48 as of December 1, 2004.

We declared quarterly cash dividends of $0.075 per share in June 2003, $0.10 per share in September 2003, December 2003, March 2004, and June 2004, and $0.12 per share in September 2004. No other dividends were declared during the last two fiscal years.

IGT’s transfer agent and registrar is:	The Bank of New York
63 Madison Avenue, 8th Floor
New York, NY 10016
(212) 503-4279.

Stock Repurchases

Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 35.8 million at September 30, 2004. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. Restricted shares forfeited after issuance are also included in shares repurchased at the original grant price. There is no expiration date specified for this plan. Our fourth quarter repurchases are summarized below.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Periods	Purchased	per Share	Announced Plan	the Plan
July 4 – July 31, 2004	1,375,375	$31.24	1,375,375	37,865,302
August 1 – August 28, 2004	2,026,800	30.85	2,026,800	35,838,502
August 29 – October 2, 2004	700	35.70	700	35,837,802

Total	3,402,875	31.01	3,402,875

Item 6. Selected Financial Data

The following should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Consolidated Financial Statements.

FINANCIAL HIGHLIGHTS

Years ended September 30,	2004	2003(1)	2002(1)	2001	2000
(In millions, except per share amounts)
Revenues	$2,484.8	$2,128.1	$1,728.5	$1,199.2	$898.4
Gross profit	1,319.2	1,094.9	842.9	534.9	397.8
Earnings of unconsolidated affiliates(1)	—	—	32.5	142.6	106.0
Operating income	814.3	665.9	516.5	395.3	267.5
Income from continuing operations, net of tax(2,3,4,5)	429.8	375.3	254.7	213.9	156.8
Discontinued operations, net of tax(6)	58.9	15.4	16.5	—	—
Net income(2,3,6)	488.7	390.7	271.2	213.9	156.8
Basic earnings per share(7)
Continuing operations	$1.24	$1.09	$0.75	$0.72	$0.51
Discontinued operations	0.17	0.05	0.05	—	—
Net income	1.41	1.14	0.80	0.72	0.51
Diluted earnings per share(7)
Continuing operations	$1.18	$1.07	$0.74	$0.70	$0.50
Discontinued operations	0.16	0.04	0.05	—	—
Net income	1.34	1.11	0.79	0.70	0.50
Weighted average shares outstanding(7)
Basic	346.8	344.0	338.4	295.4	306.3
Diluted	370.9	351.3	344.2	306.1	312.9
Cash dividends declared per share(7)	$0.42	$0.175	$—	$—	$—
Cash from operations	$623.6	$408.6	$589.1	$273.6	$121.0
Cash (used for) from investing	(48.3)	69.2	51.2	(122.7)	(2.3)
Cash (used for) from financing(8)	(1,121.8)	420.7	(589.2)	(32.6)	(303.6)
Capital expenditures(9)	210.9	128.6	116.2	103.7	39.1
Share repurchases	129.8	161.5	214.0	100.7	318.5
Cash and short-term investments(8)	$766.6	$1,315.6	$430.2	$377.3	$266.4
Working capital	949.7	1,133.1	750.6	596.8	555.2
Total assets	3,873.0	4,185.2	3,315.8	1,923.4	1,623.7
Notes payable, net(8,10)	792.0	1,552.9	972.0	989.8	996.1
Jackpot liabilities(11)	719.3	541.1	577.7	343.6	323.9
Stockholders’ equity	1,976.6	1,687.5	1,433.1	296.1	96.6
Shares outstanding(7)	346.1	345.5	347.3	291.7	290.3

(1)	The results of Anchor and the consolidation of the JV following the acquisition of Anchor on December 30, 2001 were included for nine months in fiscal 2002 and the full year in fiscal 2003. Prior to the Anchor acquisition, our share of the JV was reflected net of expenses in earnings of unconsolidated affiliates.

(2)	Fiscal 2002 included pretax reductions of: $20.2 million ($12.6 million after tax or $0.03 per diluted share) related to certain litigation settlements; and $21.2 million ($13.2 million after tax or $0.04 per diluted share) for losses on early retirement of debt.

(3)	Fiscal 2000 included pretax gains of: $27.0 million ($17.3 million after tax or $0.05 per diluted share) related to a legal settlement; and $3.2 million ($2.0 million after tax or $0.01 per diluted share) on the sale of Barcrest’s Japanese subsidiary.

(4)	Fiscal 2004 includes pretax reductions of: $127.9 million ($81.4 million after tax or $0.22 per diluted share) for losses on early retirement of debt.

(5)	Fiscal 2004 includes a $13.9 million reduction to the provision for income taxes due to the utilization of foreign income tax credits resulting in an increase of $0.04 per diluted share.

(6)	Certain operations acquired with Anchor were sold or held for sale, and therefore reclassified, including gain/loss on sale, to discontinued operations for all periods presented. Fiscal 2004 includes gain on sale of $56.8 million after tax.

(7)	Shares and per share amounts for all periods presented have been adjusted to reflect the four-for-one stock split effective June 18, 2003.

(8)	Fiscal 2004 includes $969.6 million of principal debt reduction.

(9)	Capital spending has increased progressively since fiscal 2000 predominantly due to additional investments in gaming operations equipment.

(10)	Notes payable is presented net of unamortized discount for all years and interest rate swap fair value adjustments in fiscal 2003.

(11)	Fiscal 2004 jackpot liabilities included an additional $165.2 million related to VIE consolidations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

Business Segments

We design, develop, manufacture, distribute and sell computerized gaming machines and system products in all jurisdictions where gaming is legal. Our two primary revenue sources are product sales and gaming operations. We strive to maintain a diversified business strategy with our presence in most worldwide gaming markets and the breadth of our product offerings.

During the fourth quarter of fiscal 2004, we finalized changes to our organizational structure and management responsibilities to cover all products in distinct geographical areas. This reorganization included an evolving realignment of our sales organization, which began with the appointment of our new CEO in October 2003. The new structure shifted our focus to managing the business by customer regions encompassing all sources and types of revenues. Operating results reviewed by our chief decision makers encompass all sources of revenues within specific regions.

We currently view our business in two operating segments, each incorporating all relevant revenues from product sales and gaming operations:

ª	The North America Division encompasses our operations in the US and Canada, including the IGT Systems group

ª	The International Division oversees our efforts abroad in Australia, New Zealand, Europe, Latin America, South Africa, the UK and Japan

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit the other segments. We continually evaluate the alignment of our business development and sales organizations for reporting purposes, which may result in changes to segment allocations. Prior year amounts have been reclassified to conform to the current management view and presentation.

The Corporate Division manages certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions, such as human resources, information systems, and legal. The Corporate Division includes all debt related costs, including interest and losses on early retirements, as well as interest income and gains or losses on investment securities, hedging instruments and other corporate assets. See Note 18 of our Consolidated Financial Statements for revenues and financial results of our business segments.

Capital Deployment

Our fiscal 2004 capital deployment initiatives included:

ª	the early redemption of $969.6 million of our outstanding fixed rate senior notes

ª	cash dividends paid of $138.9 million

ª	the repurchase of 4.1 million shares for an aggregate price of $129.8 million

ª	initiation of construction projects for a new Las Vegas campus consolidating several leased facilities and expansion of the Reno facility

We increased our liquidity by nearly $500.0 million as a result of entering into a new $1.5 billion senior credit facility and the subsequent redemption of our senior notes.

Recent Developments

Acres Acquisition

On October 27, 2003, we completed the acquisition of Acres, a systems software development company serving the gaming industry worldwide. Acres provides bonusing and cashless gaming products, as well as a full suite of integrated casino management systems, with patented technology designed to enable casino operators to increase patron loyalty. This strategic business combination provides us the ability to:

ª	utilize the Acres technology in developing more integrated gaming systems products

ª	increase our competitive marketing capacity

ª	position IGT as a leading provider of gaming systems products

During fiscal 2004, we completed the integration of the IGT Systems group with Acres, combining all development efforts, sales, service and operational organizations related to software systems.

Effects of Recently Issued Accounting Standards

As the result of adopting Financial Accounting Standards Board Interpretation (FIN) 46, Consolidation of Variable Interest Entities, we consolidated the New Jersey and Iowa progressive trust VIEs. See Note 1 of our Consolidated Financial Statements for information about the adoption of FIN 46. For the last six months of fiscal 2004, we consolidated $23.8 million in revenues and $24.1 million in related expenses of the VIEs, as well as $186.6 million in total assets and liabilities, primarily consisting of jackpot liabilities and related assets. Although the VIE consolidations had no material impact to gross profit or net income, our quarterly gaming operations gross margin was reduced by approximately 2 percentage points (pp).

With the adoption of Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EPS), in our quarter ending December 31, 2004, we will include our outstanding contingently convertible debenture shares in diluted EPS regardless of whether the market price trigger has occurred, as well as restate comparative prior period diluted EPS, to include the effect of our debenture shares since the beginning of our second quarter of fiscal 2003.

These restatements will reduce diluted EPS by approximately $0.01 per diluted share in each quarter, resulting in a reduction of approximately $0.03 for fiscal year 2003 and a reduction of approximately $0.01 for fiscal 2004. Fiscal 2004 diluted EPS was already reduced by $0.03 since our debentures met the conversion criteria for application of the if-converted method under existing accounting rules. See Note 1 of our Consolidated Financial Statements for a discussion of recently issued accounting standards.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts and related disclosures. Actual results may differ from initial estimates.

Critical accounting estimates require IGT’s management to make material subjective or complex judgments about matters that are highly uncertain or variable to determine appropriate estimates and assumptions to be used for recording certain financial transactions. These areas of our accounting estimates are also the most sensitive to change from external factors. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

Jackpot Liabilities and Expenses

We estimate our jackpot liability based on the jackpot life cycle, volume of slot play and jackpots won on each system. We also defer jackpot expense for the initial progressive meter liability on a new system. The deferred amounts are subsequently amortized to jackpot expense as the future contribution revenues are generated from the coin-in or slot play.

Our jackpot liabilities totaled $719.3 million at September 30, 2004, including $165.2 million for our VIEs, and $541.1 million at September 30, 2003. We maintain available cash and investments at sufficient levels to fund our jackpot liabilities. We use current market rates weighted according to the historical pattern of winners’ payment elections to calculate the present value of our outstanding progressive jackpot liabilities. We believe this calculation provides the best estimate of our cost to fund future jackpots.

Our jackpot expense totaled $292.0 million for fiscal 2004, including $23.2 million for our VIEs over the last six months, and $259.3 million in fiscal 2003. The majority of material changes to jackpot expense relate to the volume of slot play and market interest rate trends (see Item 7a, Market Risk). Changes in our estimates and assumptions regarding the number of jackpot winners who may elect single-payments in the future could also impact jackpot expense, as well as the estimated current and non-current portions of our jackpot liabilities. See Note 1 of our Consolidated Financial Statements for additional disclosure on our accounting policies.

Intangible Assets, including Goodwill and Prepaid Royalties

We review goodwill and other intangible assets for impairment annually, and whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with the Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We determine the fair value of our reporting units using a combination of the market approach and the income approach. Under the market approach, we estimate the fair value based on review and application of market multiples related to revenues and earnings of similar public companies. Under the income approach, we perform a discounted cash flow analysis to estimate the fair value of each reporting unit using our forecasted future cash flows and application of an appropriate discount rate.

Our forecasted future cash flows used to test the recoverability or determine the fair value of intangibles are based on assumptions that are consistent with plans used to manage the underlying business. Factors used in our evaluations of potential impairment and fair value require significant judgments about respective estimated useful lives, risk rates, forecasted growth rates, brand history, expected market growth, competitive environment, market share, future business prospects and success of our products. Changes in these estimates and assumptions could materially affect the determination of recoverability or fair value. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values.

Our goodwill and intangible assets totaled $1.3 billion at September 30, 2004 and $1.2 billion at September 30, 2003. If the estimated fair value or useful lives of our intangible assets were to decrease, the most significant impact would be an increase to amortization expense and/or impairment, thereby decreasing our results of operations. We recorded no goodwill impairment charges in fiscal years 2004, 2003, or 2002.

We also regularly evaluate the estimated future benefit of prepaid royalties, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our games. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record additional charges. The carrying value of our prepaid and deferred royalties totaled $130.1 million at September 30, 2004 and $50.9 million at September 30, 2003.

Income Taxes

Determination of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. We adjust deferred taxes based on the changes in the difference between the book and tax basis of our assets and liabilities, measured by future tax rates we estimate will be applicable when these differences are expected to reverse. This process involves estimating our current tax position in each federal, state, and foreign jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We establish a valuation allowance to the extent recovery of deferred tax assets is not likely, based on our estimation of future taxable income in each jurisdiction.

The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize potential tax liabilities for anticipated tax audit issues in the US and other jurisdictions based on our estimate of the extent to which additional taxes will be due. If payment of these amounts proves to be unnecessary, the reversal of liabilities could result in the recognition of a future tax benefit. If our tax liabilities are understated, a charge to our tax provision would result. Changes in current tax laws, enacted tax rates, geographic mix or the estimated level of annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our effective tax rate and tax provision.

Our net deferred tax assets totaled $85.0 million at September 30, 2004 and $124.7 million at September 30, 2003. Our accrued income taxes totaled $7.5 million at September 30, 2004 and $31.9 million at September 30, 2003.

Bad Debt Expense

We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Changes in our assumptions and estimates could change our estimated provision for bad debt, thereby impacting our operating income. Our allowances for doubtful accounts, notes, and contracts receivable totaled $68.4 million at September 30, 2004 and $55.0 million at September 30, 2003.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If our demand forecast for specific products is greater than actual demand and we fail to adjust manufacturing output accordingly, we may need to record additional charges for inventory obsolescence, which would have a negative impact on our gross profit.

If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Our inventories totaled $165.6 million at September 30, 2004 and $147.1 million at September 30, 2003.

CONSOLIDATED OPERATING RESULTS

				Increase (Decrease)
	2004	2003	2002	04 vs 03			03 vs 02
(Dollars in millions, except ARPU & earnings per share; * = not meaningful)
Revenues	$2,484.8	$2,128.1	$1,728.5	$356.6		17%	$399.6		23%
Product sales	1,321.3	1,068.6	846.1	252.7		24%	222.5		26%
Gaming operations	1,163.4	1,059.5	882.4	103.9		10%	177.1		20%
Gross profit	$1,319.2	$1,094.9	$842.9	$224.3		20%	$252.0		30%
Product sales	690.2	523.1	363.6	167.0		32%	159.6		44%
Gaming operations	629.1	571.8	479.3	57.3		10%	92.5		19%
Gross margin	53%	51%	49%	2	pp	4%	2	pp	4%
Product sales	52%	49%	43%	3	pp	6%	6	pp	14%
Gaming operations	54%	54%	54%	—		—	—		—
Earnings of unconsolidated affiliates	$—	$—	$32	$—		—	$(32)		*
Operating income	$814.3	$665.9	$516.5	$148.4		22%	$149.5		29%
Margin	33%	31%	30%	2	pp	6%	1	pp	3%
Income from continuing operations	$429.8	$375.3	$254.7	$54.5		15%	$120.6		47%
Discontinued operations	58.9	15.4	16.5	43.5		282%	(1.1)		(6%)
Net income	488.7	390.7	271.2	98.0		25%	119.5		44%
Diluted earnings per share:
Continuing operations	$1.18	$1.07	$0.74	$0.11		10%	$0.33		45%
Discontinued operations	0.16	0.04	0.05	0.12		300%	(0.01)		(20%)
Net income	1.34	1.11	0.79	0.23		21%	0.32		41%
Units shipped	159,200	134,800	123,900	24,400		18%	10,900		9%
Average revenue per unit (ARPU)	$8,300	$7,900	$6,800	$400		5%	$1,100		16%
Installed base units (IGT owned)	37,200	34,000	32,100	3,200		9%	1,900		6%

Fiscal 2004 vs Fiscal 2003

IGT achieved record financial results in the past twelve months on the strength of our development efforts for games, platforms and systems. Fiscal 2004 showed growth in every measure of our business, including record revenues, machines sold, game placements, operating income and earnings per share. In fiscal 2004 earnings per share increased 21%, we declared dividends of $0.42 per share and repurchased 4.1 million shares.

The increase in worldwide product sales revenues and gross profit in fiscal 2004 was attributed to:

ª	higher volumes in both North America and International markets

ª	a favorable shift in product mix

ª	improved pricing realization related to the breadth and depth of our product offerings

ª	contributions from Acres of $56.0 million in revenues and $32.6 million in gross profit

Additionally, product sales gross profit and margin improved during the current fiscal year as a result of lower material costs coupled with operational efficiencies in our Reno manufacturing facility.

Consolidated gaming operations revenues and gross profit grew in fiscal 2004 primarily due to increases in our North America installed base and improvements in the game placement mix leading to higher yields per game placed. One additional week in the current year related to the timing of our 52/53-week accounting year added approximately $19.9 million to revenues and $11.1 million to gross profit.

Significant items affecting comparability of income from continuing operations and related EPS in fiscal 2004 versus the prior year included:

ª	a loss on the early redemption of our senior notes due May 2009 totaling $77.0 million after tax, or $0.21 per diluted share

ª	a reduction to our income tax provision primarily related to the utilization of foreign income tax credits totaling $13.9 million or $0.04 per diluted share

ª	a reduction of $0.03 per diluted share in the current year related to the effect of applying the if-converted method of accounting for our debentures since first meeting the conversion criteria in the second quarter

Discontinued operations related to various Anchor operations divested subsequent to acquisition. See Note 2 of our Consolidated Financial Statements for information about divestitures and discontinued operations.

Fiscal 2003 vs Fiscal 2002

IGT also achieved record financial results in fiscal 2003 compared to fiscal 2002, posting revenue growth in both product sales and gaming operations as a result of:

ª	growth in worldwide product sales driven by increased replacement shipments in North America and greater sales of new and expansion machines

ª	the inclusion of Anchor and the consolidation of the JV for three additional months in fiscal 2003 compared to fiscal 2002

Improvements in our consolidated product sales gross margin in fiscal 2003 versus fiscal 2002 were a result of:

ª	operational efficiencies at our Reno manufacturing facility

ª	a greater mix of North America units

ª	increased ARPU

Significant fiscal 2002 items affecting comparability of income from continuing operations and related EPS in fiscal 2003 compared to fiscal 2002 included:

ª	losses on early debt retirement of $13.2 million, net of tax, or $0.04 per diluted share

ª	charges of $12.6 million, net of tax, or $0.03 per diluted share related to certain litigation settlements

Operating Expenses

				Increase (Decrease)
	2004	2003	2002	04 vs 03		03 vs 02
(In millions)
Selling, general and administrative	$293.1	$272.8	$221.7	$20.4	7%	$51.1	23%
Depreciation and amortization	64.3	46.7	41.3	17.6	38%	5.4	13%
Research and development	129.3	94.9	77.9	34.3	36%	17.0	22%
Provision for bad debts	18.2	14.6	18.0	3.6	25%	(3.4)	(19%)

Total	$504.9	$429.0	$358.9	$76.0	18%	$70.1	20%

Percent of revenues	20%	20%	21%	—	—	—	—

Operating expenses as a percent of revenues remained constant in fiscal 2004 versus 2003 and improved over fiscal 2002.

Fiscal 2004 vs Fiscal 2003

Operating expenses for fiscal 2004 increased over fiscal 2003 primarily due to:

ª	the inclusion of Acres which added $32.2 million in operating expenses, including $10.7 million in amortization expense on acquired intangibles

ª	additional R&D costs to support our commitment to develop innovative games, platforms and systems, as well as our entry into central determination markets

ª	higher international selling, general and administrative expenses

ª	changes in foreign currency exchange rates

Fiscal 2004 also included approximately $8.0 million in additional operating expenses as a result of the extra week in the first quarter related to the timing of our 52/53-week accounting year.

Recoveries of Latin America receivables reduced bad debt expense in fiscal 2003.

Fiscal 2003 vs Fiscal 2002

Fiscal 2003 operating expenses increased over 2002 primarily as the result of:

ª	the inclusion of Anchor’s operations for twelve months in fiscal 2003 versus nine months in fiscal 2002 which increased all operating expense categories except bad debt

ª	increased salaries, wages and employee benefit costs including group insurance and performance based incentives

ª	severance costs of $3.6 million associated with the closing of a former Anchor facility in Bozeman, Montana and staffing reductions in Australia

ª	our ongoing investment in R&D

Other Income (Expense) and Taxes

				Increase (Decrease)
	2004	2003	2002	04 vs 03			03 vs 02
(In millions; * = not meaningful)
Interest income	$59.8	$52.9	$50.4	$6.9		13%	$2.5		5%
Interest expense	(90.5)	(116.9)	(116.0)	26.3		23%	(0.8)		(1%)
Loss on redemption of debt	(127.9)	(1.1)	(21.2)	(126.9)		*	20.1		95%
Other	(2.2)	(2.4)	(20.8)	0.2		7%	18.4		86%

Other expense, net	$(160.9)	$(67.4)	$(107.6)	$(93.5)		(139%)	$40.2		37%

Provision for income taxes	$223.7	$223.3	$154.1	$0.4			$69.1
Tax rate	34.2%	37.3%	37.7%	(3.1	)pp		(0.4	)pp

Fiscal 2004 vs Fiscal 2003

Other expense, net, for fiscal 2004 increased over the prior year due to:

ª	a pretax loss of $121.0 million on the early redemption of our 2009 senior notes including corresponding interest rate swaps, partially offset by pretax interest savings of $10.6 million

ª	a pretax loss of $6.9 million on the early redemption of our 2004 senior notes offset by pretax interest savings of $8.2 million

We expect savings of approximately $22.0 million to $26.0 million in fiscal 2005 as the result of the 2009 senior notes early redemption, net of the costs related to the new $200.0 million five-year term loan and the interest income foregone on excess cash invested.

Interest income related to our WAP systems operations totaled $29.8 million in fiscal 2004, $25.7 million in fiscal 2003 and $25.1 million in fiscal 2002. Interest expense related to our WAP systems operations totaled $26.1 million in fiscal 2004, $23.2 million in fiscal 2003 and $21.7 million in fiscal 2002.

Fiscal 2004 results included a $13.9 million reduction to the provision for income taxes primarily due to the utilization of foreign income tax credits resulting from changes to the geographic mix of estimated annual taxable income. Excluding the $13.9 million reduction, our fiscal 2004 annual tax rate on continuing operations was 36.4%. We currently estimate our income tax rate for fiscal 2005 at 36.5%.

Fiscal 2003 vs Fiscal 2002

Other expense, net, decreased in fiscal 2003 compared to fiscal 2002 due to:

ª	losses on additional early debt redemptions in fiscal 2002, mainly due to the repurchase of Anchor’s senior notes in July 2002

ª	legal settlement charges of $20.2 million in “other” expenses in fiscal 2002, primarily related to a dispute with a former gaming machine distributor

BUSINESS SEGMENT RESULTS

IGT’s operating segments’ profit reflects income from continuing operations before tax, including applicable operating expenses, and other income and expense. Prior year amounts have been reclassified to conform to the current management view and presentation. See Note 18 of our Consolidated Financial Statements for revenues and financial results of our business segments.

North America Division

				Increase (Decrease)
	2004	2003	2002	04 vs 03			03 vs 02
(Dollars in millions, except ARPU)
Revenues	$2,137.1	$1,890.1	$1,487.0	$247.0		13%	$403.1		27%
Product sales	991.1	842.9	614.8	148.2		18%	228.0		37%
Gaming operations	1,146.0	1,047.2	872.1	98.8		9%	175.1		20%
Gross profit	$1,153.3	$985.3	$751.1	$168.0		17%	$234.2		31%
Product sales	538.2	422.7	279.3	115.5		27%	143.4		51%
Gaming operations	615.1	562.6	471.8	52.5		9%	90.8		19%
Gross margin	54%	52%	51%	2	pp	4%	1	pp	2%
Product sales	54%	50%	45%	4	pp	8%	5	pp	11%
Gaming operations	54%	54%	54%	—		—	—		—
Earnings of unconsolidated affiliates	$—	$—	$32.5	$—		—	$(32.5)		—
Operating income	$838.3	$722.1	$584.5	$116.1		16%	$137.7		24%
Margin	39%	38%	39%	1	pp	3%	(1	)pp	(3%)
Segment profit	$859.6	$740.8	$600.4	$118.7		16%	$140.4		23%
Margin	40%	39%	40%	1	pp	3%	(1	)pp	(3%)
Units shipped	92,500	83,900	63,500	8,600		10%	20,400		32%
ARPU	$10,700	$10,000	$9,700	$700		7%	$300		3%
Installed base units (IGT owned)	36,400	33,200	31,400	3,200		10%	1,800		6%

Fiscal 2004 vs Fiscal 2003

Fiscal 2004 North America product sales revenues, ARPUs and gross profit improved due to:

ª	increased replacement units

ª	increased higher-margin gaming systems related revenues, largely related to Acres, which added $56.0 million in revenues and $32.6 million in gross profit

ª	stronger pricing realization for machines and parts, including theme conversions and retrofits

Additionally, North America product sales gross profit and margin also increased during the current fiscal year as a result of lower material costs coupled with operational efficiencies due to higher volumes.

Total units shipped in fiscal 2004 increased over fiscal 2003 as a result of:

ª	continued implementation of our EZ Pay™ TITO technology

ª	our extensive game theme library spanning spinning reel, video reel and video poker product lines

ª	large shipments in Nevada, Atlantic City and eastern region casinos, including 13,700 units to multiple Harrah’s properties under existing purchase agreements

These unit increases were partially offset by fewer units shipped into the Canadian provinces of Quebec and Saskatchewan.

North America Division segment profit margin improved in fiscal 2004 compared to fiscal 2003 primarily due to increased gross profit margins and operational efficiencies.

We expect North America product sales gross profit margin to run approximately 55% to 57% in fiscal 2005, on the continued strength of stronger price realization, a greater mix of non-machine related revenues and continued material cost reductions and benefits from expansion within existing gaming markets.

At the end of fiscal 2004, we estimated 230,000 machines in the market remained ready candidates for TITO technology. We expect replacement demand in North America to continue over the next few years. However, we expect that the record pace experienced in the current fiscal year will slow down, due in large part to the fact that our largest casino customers have already converted approximately 70% of their slot floors, on average, to cashless gaming machines. Additionally, most Canadian provinces have now fulfilled their replacement programs. We anticipate shipments to new and expanding properties will strengthen in fiscal 2005 as a result of planned new property openings and expansions. See Item 1, Business, for a discussion of our product markets.

Fiscal 2004 North America gaming operations revenues and gross profit increased over fiscal 2003 as a result of:

ª	growth in our installed base

ª	improvements in our game placement mix toward more WAP and instant winner games which carry better yields

ª	increased play levels on WAP games across the majority of the North America gaming markets, resulting from new game introductions and a more favorable jurisdictional mix

Our installed base grew in fiscal 2004 compared to fiscal 2003 as a result of:

ª	entry into several new markets including New York, Alabama, Oklahoma, and Florida

ª	growth in the casino market due to placements across various Class II and Class III Native American markets, up 1,500 over the prior year

ª	1,700 additional racino units placed, largely related to the commencement of video lottery operations at four racetracks in New York, as well as increased placements in Rhode Island and Delaware as a result of strong game performance

While the growth of our North America installed base is dependent on growth in the gaming industry, we also continue to focus on strategies to improve revenue yields centered on managing the types of games and jurisdictions where they are placed. Our installed base of higher yielding WAP games increased 1,000 machines compared to the prior year.

The VIE consolidations increased revenues and expenses for the last six months of fiscal 2004 by $23.8 million and reduced quarterly gross margin by approximately 2 pp. The VIE consolidations had no material impact on gross profit dollars or net income.

Additionally, the extra week in the first quarter of fiscal 2004 contributed approximately $19.9 million in revenues and $11.1 million in gross profit.

We expect our consolidated gaming operations gross margin to fluctuate between 53% and 54% for fiscal 2005 depending on the jurisdictional mix and types of games placed, as well as movements in interest rates.

Fiscal 2003 vs Fiscal 2002

Fiscal 2003 North America ARPUs improved over fiscal 2002 related to:

ª	increased non-machine revenues related to gaming systems installations and related parts, game conversion and content fees

ª	increased EZ Pay™ related royalty and license fees

ª	the realization of price increases

Fiscal 2003 North America unit shipments increased compared to fiscal 2002 due to strong growth in replacement sales, which increased to 58,000 machines. Shipments of machines to new or expanding properties were also up 14% to 25,900 units in fiscal 2003 versus fiscal 2002. These volume improvements related to:

ª	continued demand for our EZ Pay™ TITO technology across all major North America markets

ª	popularity of IGT games, including spinning reel, video poker and video-simulated spinning reel games

ª	strong replacement sales in the government-operated public gaming markets, namely the Canadian provinces of Quebec and Saskatchewan

ª	greater sales of new and expansion machines into a majority of casino markets, most significantly in California, New York, Arizona, Nevada and New Jersey

Fiscal 2003 improvements in North America gaming operations revenues and gross profit compared to fiscal 2002 were driven by:

ª	contributions of Anchor and the consolidation of the JV included for three additional months in fiscal 2003

ª	increased WAP play levels and enhanced yields per game resulting from new game introductions and a more favorable jurisdictional mix

ª	decreased jackpot expense related to interest rate increases in the fourth quarter partially offsetting increased costs related to royalties, preventative maintenance, and other direct operating expenses

The growth in our installed base in fiscal 2003 versus fiscal 2002 was driven by:

ª	increased casino placements concentrated in California, Arizona, New York and Atlantic City

ª	increased racino placements in Delaware and Rhode Island

ª	improvements in our game placement mix toward more WAP and instant winner games which carry better yields

The decline in the North America Division segment profit margin was primarily due to the consolidation of the JV gross revenues for the full fiscal year 2003, and nine months in fiscal 2002. In the first quarter of 2002, the JV revenues were recorded net of expenses in earnings of unconsolidated affiliates.

International Division

				Increase (Decrease)
	2004	2003	2002	04 vs 03			03 vs 02
(Dollars in millions, except units and ARPU)
Revenues	$347.7	$238.0	$241.6	$109.6		46%	$(3.5)		(1%)
Product Sales	330.3	225.7	231.3	104.5		46%	(5.5)		(2%)
Gaming Operations	17.4	12.3	10.3	5.1		41%	2.0		19%
Gross profit	$166.0	$109.6	$91.8	$56.4		51%	$17.8		19%
Gross margin	48%	46%	38%	2	pp	4%	8	pp	21%
Operating income	$81.2	$50.0	$24.8	$31.2		62%	$25.2		102%
Segment profit	83.4	55.9	25.8	27.5		49%	30.1		117%
Margin	24%	23%	11%	1	pp	4%	12	pp	109%
Units shipped	66,700	50,900	60,400	15,800		31%	(9,500)		(16%)
ARPU	$5,000	$4,400	$3,800	$600		14%	$600		16%
Installed base units (IGT owned)	800	800	700	—		—	100		14%

Fiscal 2004 vs Fiscal 2003

Fiscal 2004 international product sales revenues, ARPU, gross profit and margin increased compared to fiscal 2003 primarily due to:

ª	increased volumes in Japan and Latin America

ª	increased volumes in Europe, with shipments to new and expanding casinos in Russia, Slovenia, and Greece

ª	favorable foreign currency exchange rates

ª	greater mix of higher margin sales in casino markets

ª	higher software, conversions and parts sales in Australia

The fiscal 2004 growth in international machine shipments was attributable to strong replacement shipments in Japan and increased sales in Latin America and the European casino markets. In Japan, NobunagaTM was our highest selling pachisuro game ever at 18,000 units. These increases were offset by fewer shipments in the UK and Australia.

We expect game introductions on new platforms in Japan during fiscal 2005 as a result of our new partnership with the Sammy Corporation, a manufacturer in the pachisuro market. During fiscal 2004 we entered the expanding Russian market and anticipate that our efforts will gain momentum during fiscal 2005. Over the next five years we also foresee other opportunities for international gaming expansion, including the UK, the Asia Pacific regions (including Macau) and Eastern Europe.

International gaming operations revenues are generated primarily from stand alone recurring revenue units. Fiscal 2004 international gaming operations revenues improved over fiscal 2003 primarily due to increased play levels on increased machine placements in Europe and Latin America and favorable foreign currency exchange rates.

Fiscal 2003 vs Fiscal 2002

Fiscal 2003 international machine shipments declined from fiscal 2002 due primarily to lower sales in Australia and Japan, both impacted by restrictive gaming regulations. These declines were partially offset by:

ª	increased sales in Europe, with shipments to new or expanding casinos in Holland, Ukraine, Sweden and Portugal

ª	increased sales in the UK, due to the popularity of new games

ª	machines shipped into the new gaming market in South Korea

Fiscal 2003 gross profit and margin from international product sales was up over fiscal 2002 despite fewer shipments reflecting:

ª	increased sales in the higher margin European casino markets

ª	increased parts and conversion sales in Australia

ª	favorable foreign currency exchange rates

Fiscal 2003 growth in gaming operations revenues and gross margin over fiscal 2002 were a result of the growth in our installed base and favorable exchange rates.

Fiscal 2002 gross profit and margin included foreign currency exchange rate losses and additional bad debt provisions recorded for Argentina receivables due to the economic instability and currency devaluation in that country.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our principal source of liquidity is cash generated from our operating activities allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities.

We expect that our available capital resources will be sufficient to fund our capital expenditures and operating requirements, payments for scheduled debt, dividends, interest and income tax obligations.

Our working capital decreased to $0.9 billion at September 30, 2004 from $1.1 billion at September 30, 2003, predominantly related to cash used for early debt redemptions. Our working capital statistics for fiscal 2004 compared to the prior year included:

ª	average days sales outstanding improved to 74 days from 100 days, primarily due to significant note and contract payoffs in the current year

ª	inventory turns increased to 3.8 from 3.7

Cash Flows Summary

				Increase (Decrease)
Years ended September 30,	2004	2003	2002	04 vs 03	03 vs 02
(In millions)
Operations	$623.6	$408.6	$589.1	$214.9	$(180.5)
Investing	(48.3)	69.2	51.2	(117.4)	18.0
Financing	(1,121.8)	420.7	(589.2)	(1,542.4)	1,010.0
Effect of exchange rates	(0.1)	(3.7)	1.4	3.6	(5.1)

Net change	$(546.5)	$894.9	$52.5	$(1,441.4)	$842.4

Cash Flows From Operations

Cash generated from operations in fiscal 2004 improved over the prior year primarily as a result of increased net income and the timing of receivable collections, including several customer payoffs of contract financing in fiscal 2004. Fiscal 2004 payments to extend our relationship with Sony Pictures Television Inc. for exclusive rights to licensed properties through 2014 partially offset these increases. Fluctuations in payment timing for income taxes offset payment timing for accounts payable and accrued liabilities.

Fiscal year 2003 cash flows from operating activities declined over fiscal 2002 due to:

ª	payment timing in receivables, related to higher sales volumes and increased contract financing arrangements with new casinos in New York, Nevada, California, Washington and New Mexico

ª	increased inventories related to increased product demand

ª	significantly higher tax payments as the result of increased profits, timing of the Anchor acquisition and sales of discontinued operations

ª	payments to jackpot winners in excess of collections to fund jackpot liabilities

Cash flows related to jackpot liabilities consist of collections to fund and payments of jackpots for all WAP systems. Payments to winners include both installment based and single payments. In fiscal 2004, we reclassified all periods to present cash flows related to funding jackpots from financing activities to operating activities. See Note 1 of our Consolidated Financial Statements for additional information on these reclassifications and how we account for jackpot liabilities.

Net cash flows related to jackpot liabilities represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpots reflect variations in the timing of the jackpot life cycles, the pattern of winners’ payment elections, and the volume of slot play across all of our progressive systems games.

The consolidation of the progressive systems trust VIEs in Iowa and New Jersey also contributed to the increased cash flow volumes related to jackpot investments and liabilities in fiscal 2004.

Cash Flows From Investing

The fluctuation in net cash flows from investing activities in fiscal 2004 versus fiscal 2003 was primarily related to:

ª	net cash used to acquire Acres of $109.7 million

ª	additional capital expenditures

ª	increased cash advances related to new casino development financing

ª	initial cash consolidation for VIEs of $47.5 million

ª	receipt of $46.4 million on the Pala note acquired with Anchor

The fluctuation in net cash from investing activities in fiscal 2003 versus fiscal 2002 was primarily due to:

ª	fiscal 2003 proceeds from the sale of discontinued operations

ª	cash balances acquired with Anchor in fiscal 2002

ª	increased loan advances in fiscal 2003 related to new casino properties in New York and California

ª	additional capital expenditures in fiscal 2003

Investments to fund jackpots relates only to installment based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment based payments. Proceeds occur as the investments mature, in equal annual installments over a 20 to 26 year period.

Capital Expenditures

				Increase (Decrease)
	2004	2003	2002	04 vs 03	03 vs 02
(In millions)
Property, plant and equipment	$48.9	$30.8	$29.7	$18.1	$1.1
Gaming operations equipment	132.3	88.9	76.7	43.4	12.2
Intellectual property	29.7	8.9	9.8	20.8	(0.9)

Total capital expenditures	$210.9	$128.6	$116.2	$82.3	$12.4

North America	97%	96%	98%
International	3%	4%	2%

Investment in property, plant and equipment increased in fiscal 2004 over 2003, primarily due to the commencement of construction on our new Las Vegas campus consolidating several leased facilities and expansion of our Reno facility. Spending in fiscal 2004 totaled $22.1 million related to these two projects and we plan to invest an additional $96.1 million over the next three years. We invested $3.8 million in fiscal 2004, $4.5 million in fiscal 2003 and $6.0 million in fiscal 2002 to update our internal software systems with an ERP solution.

Our investment in gaming operations equipment increased in the current twelve months compared to fiscal 2003 due to growth in our installed base and leased units, primarily in various Class III Native American markets, as well as growing markets in Florida, New York, Delaware and Alabama. The recent introduction of our AVP™, also contributed to additional costs in gaming operations equipment.

Fiscal 2004 investment in intellectual property increased over fiscal 2003 primarily due to additional purchased patents related to our ongoing commitment to the development of innovative games, platforms and systems. The comparative prior years were revised to reflect the fiscal 2004 presentation, which classifies investment in intellectual property in investing cash flows.

Cash Flows From Financing

The fluctuation in net cash flows used by financing activities in fiscal 2004 compared to fiscal 2003 was primarily the result of:

ª	the early redemption of our senior notes due May 2004 and May 2009

ª	three additional quarters of dividend payments in fiscal 2004

ª	proceeds of $200.0 million for a new term loan in fiscal 2004 versus the proceeds of $575.0 million from the issuance of our debentures in fiscal 2003

ª	reduced share repurchases in our fiscal 2004

Fiscal 2003 net cash provided by financing activities increased over fiscal 2002 related primarily to:

ª	proceeds of $575.0 million from our issuance of zero-coupon convertible debentures in January 2003

ª	reduced share repurchases in fiscal 2003

ª	early redemption of senior notes used $368.4 million in fiscal 2002

Stock Repurchase Plan

Our Board of Directors authorized IGT’s common stock repurchase plan in 1990. The stock repurchase authorization is used to return value to our stockholders and reduce the number of shares outstanding. Our remaining share repurchase authorization, as amended, totaled 35.8 million shares as of September 30, 2004.

We repurchased 4.1 million shares for an aggregate price of $129.8 million in fiscal 2004, 8.4 million shares for an aggregate price of $161.5 million in fiscal 2003, and 14.6 million shares for an aggregate price of $214.0 million in fiscal 2002. The expected timing and amount of our future share repurchases will vary based upon market conditions, securities law limitations and other factors. See Item 5 Part II for additional information regarding these share repurchases.

Credit Facilities and Indebtedness (See Note 8 of our Consolidated Financial Statements)

Senior Credit Facility

IGT entered into a new $1.5 billion senior credit facility (credit facility) with a syndicate of banks on July 1, 2004, replacing the previous credit facility of $260.0 million. The credit facility is structured in two components both with five year maturities:

ª	a $1.3 billion revolver, of which $4.0 million was reserved for letters of credit at the end of the current fiscal year

ª	a $200.0 million term loan, funded on July 15, 2004 in conjunction with the early redemption of our 2009 senior notes

The interest rates applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially these rates were set at LIBOR plus 60.0 basis points (bps) for both the revolver and the term loan. A facility fee of 15.0 bps applies to the entire credit facility. The effective interest rate on the term loan equaled 2.2 percent at September 30, 2004, and reset to 2.67 percent on October 15, 2004.

Financial covenants for the credit facility, as defined in the agreement, include a maximum leverage ratio of 4:1 and a minimum interest coverage ratio of 3:1. The credit facility agreement also includes certain restrictions on our ability to incur new indebtedness, issue guarantees, make acquisitions or grant liens on our assets.

If IGT is not in compliance with the required covenant ratios, an event of default would occur. If not cured, the default event could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, as well as trigger cross default provisions to other debt issues. We were in compliance with all applicable covenants at September 30, 2004.

Foreign Credit Facilities

Our available foreign revolving credit facilities totaled $24.0 million at September 30, 2004 and are subject to annual renewals in January and July.

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

Senior Notes

In February 2004, we redeemed our $400.0 million senior notes due May 2004. On July 16, 2004, we redeemed the $569.6 million principal amount outstanding of our 2009 senior notes. Including the cancellation of corresponding interest rate swaps in fiscal 2004, we recognized losses of approximately $127.9 million or $81.4 million, net of tax, on these early debt retirements.

Anchor’s Long-Term Debt

In fiscal 2002, we retired Anchor’s long-term debt of approximately $337.0 million, net of discount and fully repaid and terminated Anchor’s senior credit facility of $89.5 million. We also repurchased all but $103,000 of Anchor’s 9.875% senior subordinated notes due 2008, primarily in a cash tender offer, recognizing a loss of $20.0 million. The remaining Anchor notes were paid off on October 18, 2004.

FINANCIAL CONDITION

			Increase (Decrease)
September 30,	2004	2003	04 vs 03
(In millions)
Total assets	$3,873.0	$4,185.2	$(312.3)	(7%)
Total liabilities	1,896.3	2,497.8	(601.5)	(24%)
Total stockholders’ equity	1,976.6	1,687.5	289.2	17%

Total assets decreased during fiscal 2004 mainly due to early redemption of debt. This decline was partially offset by:

ª	operating cash flows

ª	the additions from the consolidation of the VIEs

ª	the Acres acquisition

The change in total liabilities during the year ended September 30, 2004 primarily related to:

ª	debt redemption

ª	decreases in accrued income taxes related to payment timing

ª	increases from the VIEs consolidation

Total stockholders’ equity grew during fiscal 2004 predominantly as the result of increased net income and proceeds from employee stock plans, partially offset by additional dividends and share repurchases.

Arrangements With Off-Balance Sheet Risks

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations. See Note 13 of our Consolidated Financial Statements for additional disclosures of arrangements with off-balance sheet risk.

Contractual Obligations and Commitments

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2004 with the expected effect on our future liquidity and cash flows.

	2005	2006	2007	2008	2009	Thereafter	Total
(In millions)
Senior credit facility	$—	$—	$—	$—	$200.0	$—	$200.0
Interest on credit facility	5.3	5.3	5.3	5.3	2.7	—	23.9
Anchor notes	0.1	—	—	—	—	—	0.1
Debentures, net	—	591.8	—	—	—	—	591.8
Previous winner payments	72.8	62.2	60.0	59.8	59.3	462.0	776.1
Future winner payments	146.1	19.2	1.5	1.5	1.5	22.8	192.6
Licenses and royalties	9.2	10.5	9.9	1.7	0.3	—	31.6
Community reinvestment	2.3	1.9	1.4	1.1	—	—	6.7
Marketing agreements	2.9	—	—	—	—	—	2.9
Letters of credit	4.0	—	—	—	—	—	4.0
Construction commitments	36.5	48.1	11.5	—	—	—	96.1
Operating leases	11.7	9.7	5.7	2.6	1.0	0.4	31.1
Open purchase orders	149.9	1.0	1.0	1.0	—	—	152.9
Unfunded loans	10.7	—	—	—	—	—	10.7

Total	$451.5	$749.7	$96.3	$73.0	$264.8	$485.2	$2,120.5

Our Anchor notes and credit facility represent the principal amount due at maturity. The credit facility quarterly reset interest was accruing at 2.2% at September 30, 2004 and reset to 2.67% on October 15, 2004.

The Debentures are presented net of unamortized discount at September 30, 2004. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value, plus accrued and unpaid cash interest, if any, on January 29, 2006, 2008, 2013, 2018, 2023 and 2028. The accreted value will be $605.6 million at January 29, 2006, $627.1 million at January 29, 2008, and $969.8 million at maturity on January 29, 2033. See Note 8 of our Consolidated Financial Statements for additional information related to our long-term debt.

Winner payments represent the gross amounts due for jackpots. The timing of expected future winner payments for jackpots are estimated based on historical patterns of winners’ elections. We maintain cash and investments at sufficient levels to fund our jackpot liabilities and winner payments. See Note 1 and 10 of our Consolidated Financial Statements for additional information related to jackpot liabilities.

Our letters of credit are issued under our line of credit to insure our payment to certain vendors and governmental agencies.

Certain unconditional amounts payable for royalties and community reinvestments were recorded as liabilities at September 30, 2004. Royalties contingent on future game sales or placements were not included in the table above. See Note 9 of our Consolidated Financial Statements for further information about these and other commitments.

Unfunded loans represent amounts available under development financing arrangements with select customers to finance new or expanding gaming facilities. See Note 5 of our Consolidated Financial Statements for additional information regarding our facility notes.

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

Hedging

At September 30, 2004, our net foreign currency exposure of $53.1 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $43.8 million in forward currency contracts. Our net foreign currency exposure of $39.7 million relative to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts at September 30, 2003.

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

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $1.6 million at September 30, 2004 versus $2.2 million at September 30, 2003. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

We estimate interest rate risk as the potential change in the fair value of our debt or earnings resulting from a hypothetical 100 bps adverse change in interest rates.

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit by approximately $26.4 million in fiscal year 2004 and $27.5 million in fiscal 2003. We do not currently manage this exposure with derivative financial instruments.

Senior Notes and Related Swaps

We use various techniques to mitigate the risk associated with future changes in interest rates, including interest rate swaps. In the fourth quarter of 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. These swaps were cancelled on July 9, 2004 in conjunction with the early redemption of our remaining $569.6 million principal outstanding 2009 senior notes. See Note 8 of our Consolidated Financial Statements for additional disclosures related to debt.

Convertible Debentures Price Risk

The fair value of our debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our convertible debentures by $60.2 million. Assuming our stock price is held constant, we estimate a 100 bps increase in interest rates would decrease the fair value of our convertible debentures by $2.1 million.

Item 8.Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of International Game Technology:

We have audited the accompanying consolidated balance sheets of International Game Technology and Subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended September 30, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
December 6, 2004

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

Years ended September 30,	2004	2003	2002
Revenues
Product sales	$1,321,336	$1,068,598	$846,080
Gaming operations	1,163,416	1,059,539	882,432

Total revenues	2,484,752	2,128,137	1,728,512

Costs and operating expenses
Cost of product sales	631,161	545,453	482,490
Cost of gaming operations	534,342	487,779	403,129
Selling, general and administrative	293,144	272,757	221,673
Depreciation and amortization	64,333	46,700	41,287
Research and development	129,273	94,932	77,921
Provision for bad debts	18,175	14,574	18,032

Total costs and operating expenses	1,670,428	1,462,195	1,244,532

Earnings of unconsolidated affiliates	—	—	32,470

Operating income	814,324	665,942	516,450

Other income (expense)
Interest income	59,783	52,908	50,423
Interest expense	(90,534)	(116,854)	(116,021)
Loss on redemption of debt	(127,939)	(1,057)	(21,176)
Other	(2,218)	(2,395)	(20,827)

Other expense, net	(160,908)	(67,398)	(107,601)

Income from continuing operations before tax	653,416	598,544	408,849
Provision for income taxes	223,663	223,257	154,136

Income from continuing operations	429,753	375,287	254,713
Discontinued operations, net of tax of $35,312, $9,186 and $9,956	58,924	15,440	16,452

Net income	$488,677	$390,727	$271,165

Basic earnings per share
Continuing operations	$1.24	$1.09	$0.75
Discontinued operations	0.17	0.05	0.05

Net income	$1.41	$1.14	$0.80

Diluted earnings per share
Continuing operations	$1.18	$1.07	$0.74
Discontinued operations	0.16	0.04	0.05

Net income	$1.34	$1.11	$0.79

Weighted average shares outstanding
Basic	346,785	344,041	338,371
Diluted	370,892	351,316	344,195

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

September 30,	2004	2003
Assets
Current assets
Cash and cash equivalents (restricted $142,667 and $85,479)	$765,051	$1,311,558
Investment securities, at market value	1,572	4,013
Accounts receivable, net of allowances for doubtful accounts of $26,064 and $20,945	359,714	351,062
Current maturities of long-term notes and contracts receivable, net	55,202	83,752
Inventories	165,601	147,066
Investments to fund liabilities to jackpot winners	50,191	41,502
Deferred income taxes	35,944	29,743
Prepaid expenses and other	76,429	35,044
Assets of discontinued operations held for sale	—	69,967
Other assets held for sale	—	4,521

Total current assets	1,509,704	2,078,228

Long-term notes and contracts receivable, net	87,284	133,039
Property, plant and equipment, net	329,058	261,620
Investments to fund liabilities to jackpot winners	468,238	333,454
Deferred income taxes	49,056	94,918
Intangible assets, net	258,169	218,184
Goodwill, net	1,035,589	980,427
Other assets	135,866	85,361

	$3,872,964	$4,185,231

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of long-term notes payable	$103	$406,147
Accounts payable	85,692	65,259
Jackpot liabilities	209,205	164,089
Accrued employee benefit plan liabilities	59,071	57,771
Dividends payable	41,531	34,554
Accrued interest	3,838	29,988
Accrued income taxes	7,537	31,928
Other accrued liabilities	153,032	137,769
Liabilities of discontinued operations	—	17,576

Total current liabilities	560,009	945,081
Long-term notes payable, net of current maturities	791,848	1,146,759
Long-term jackpot liabilities	510,057	377,043
Other liabilities	34,401	28,870

	1,896,315	2,497,753

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares authorized; 707,972,543 and 703,348,533 shares issued	111	110
Additional paid-in capital	1,607,717	1,537,111
Treasury stock: 361,881,722 and 357,806,048 shares, at cost	(1,821,770)	(1,691,959)
Deferred compensation	(11,822)	(12,697)
Retained earnings	2,201,436	1,858,658
Accumulated other comprehensive income (loss)	977	(3,745)

	1,976,649	1,687,478

	$3,872,964	$4,185,231

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years ended September 30,	2004	2003	2002
Operations
Net income	$488,677	$390,727	$271,165
Adjustments:
Depreciation and amortization	149,809	133,987	131,489
Discounts, premiums and deferred offering costs	17,844	12,655	1,197
Stock-based compensation	1,970	4,361	3,348
Provision for bad debts	18,175	14,574	18,032
Provision for inventory obsolescence	10,038	15,687	16,853
Loss on sale of assets	228	298	192
Loss on redemption of debt	127,939	1,057	21,176
(Gain) loss on sale of discontinued operations	(90,819)	13,943	—
Changes in operating assets and liabilities, net of acquisitions and initial VIE consolidations:
Receivables	21,882	(105,427)	5,557
Inventories	(22,923)	(21,634)	16,824
Accounts payable and accrued liabilities	(30,706)	18,567	(10,700)
Jackpot liabilities	(28,629)	(29,640)	16,311
Income taxes payable and deferred, net of employee stock plan tax benefits	39,645	(20,119)	46,628
Other current assets	(30,948)	10,407	36,687
Other non-current assets	(48,598)	(30,795)	3,459
Earnings of unconsolidated affiliates less than distributions	—	—	10,881

Net cash from operations	623,584	408,648	589,099

Investing
Capital expenditures	(210,888)	(128,594)	(116,165)
Proceeds from sale of assets	6,284	406	15,394
Proceeds from sale of discontinued operations	151,548	155,078	—
Net proceeds from (purchases of) investment securities	2,500	10,000	(4,685)
Net proceeds from investments to fund jackpots	26,561	17,890	17,738
Cash advanced on loans receivable	(24,278)	(11,260)	(5,869)
Payments received on loans receivable	62,223	25,658	21,766
Investment in unconsolidated affiliates	—	—	(1,040)
Acquisition of businesses	(109,717)	—	124,060
Initial VIE consolidations	47,511	—	—

Net cash (used for) from investing	(48,256)	69,178	51,199

Financing
Repayments on borrowings	(982,595)	(5,265)	(368,414)
Proceeds from borrowings	197,479	564,973	1,974
Premium paid on early debt redemption	(120,217)	(980)	(46,279)
Proceeds from employee stock plans	52,179	49,083	72,762
Dividends paid	(138,922)	(25,799)	—
Share repurchases	(129,678)	(161,321)	(249,270)

Net cash (used for) from financing	(1,121,754)	420,691	(589,227)

Effect of foreign exchange rates on cash	(81)	(3,666)	1,402

Net change in cash and equivalents	(546,507)	894,851	52,473
Beginning cash and equivalents	1,311,558	416,707	364,234

Ending cash and equivalents	$765,051	$1,311,558	$416,707

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Cash Flows Information

Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

Years ended September 30,	2004	2003	2002
(In thousands)
Investment Securities
Purchases of investment securities	$—	$—	$(12,715)
Proceeds from the sale of investment securities	2,500	10,000	8,030

Net proceeds from (purchases of) investment securities	$2,500	$10,000	$(4,685)

Net cash flows to fund jackpots
Collections to fund jackpots	$279,943	$257,758	$203,942
Payments to winners	(308,572)	(287,398)	(187,631)

Net change in jackpot liabilities	(28,629)	(29,640)	16,311

Purchases of investments to fund jackpots	(25,088)	(21,691)	(18,454)
Proceeds from investments to fund jackpots	51,649	39,581	36,192

Net proceeds from investments to fund jackpots	26,561	17,890	17,738

Net cash flows to fund jackpots	$(2,068)	$(11,750)	$34,049

Capital expenditures
Investment in property, plant and equipment	$(48,916)	$(30,785)	$(29,651)
Investment in gaming operations equipment	(132,318)	(88,945)	(76,718)
Investment in intellectual property	(29,654)	(8,864)	(9,796)

Total capital expenditures	$(210,888)	$(128,594)	$(116,165)

Payments
Interest	$73,872	$81,052	$99,603
Income taxes	227,982	250,180	114,685
Non-cash items
Tax benefit of employee stock plans	15,043	28,329	33,735
Treasury stock acquired for stock awards exercised or forfeited	133	203	—
Interest accretion for investments to fund jackpots	26,127	23,157	21,682
Interest accretion on zero-coupon convertible debentures	10,229	6,626	—
Increase in notes receivable from sale of Pala management contract	—	—	63,000
Acquisitions, including purchase price adjustments
Fair value of assets acquired	149,919	(1,892)	1,559,597
Fair value of liabilities assumed	40,202	1,892	714,280
Fair value of net equity issued	—	—	969,377
Initial consolidation of VIEs
Fair value of assets	137,733	—	—
Fair value of liabilities	185,244	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Years ended September 30,	2004	2003	2002
Common stock
Beginning balance:
703,349; 696,668; and 626,532 shares	$110	$109	$98
Employee stock plans:
4,624; 6,681; and 10,528 shares	1	1	2
Anchor acquisition: 59,608 shares in 2002	—	—	9

Ending balance: 707,973 shares at 2004	$111	$110	$109

Additional paid-in capital
Beginning balance	$1,537,111	$1,451,385	$365,233
Employee stock plans shares issued	52,250	49,286	72,760
Tax benefit of employee stock plans	15,043	28,329	33,735
Stock-based compensation	3,313	8,111	123
Anchor acquisition shares issued	—	—	979,534

Ending balance	$1,607,717	$1,537,111	$1,451,385

Treasury stock
Beginning balance	$(1,691,959)	$(1,530,434)	$(1,316,444)
Share repurchases	(129,811)	(161,525)	(213,990)

Ending balance	$(1,821,770)	$(1,691,959)	$(1,530,434)

Deferred stock-based compensation
Beginning balance	$(12,697)	$(10,748)	$—
Stock-based compensation	875	(1,949)	3,225
Anchor acquisition	—	—	(13,973)

Ending balance	$(11,822)	$(12,697)	$(10,748)

Retained earnings
Beginning balance	$1,858,658	$1,528,284	$1,257,119
Dividends declared	(145,899)	(60,353)	—
Net income	488,677	390,727	271,165

Ending balance	$2,201,436	$1,858,658	$1,528,284

Accumulated comprehensive income (loss)
Beginning balance	$(3,745)	$(5,452)	$(9,893)
Other comprehensive income	4,722	1,707	4,441

Ending balance	$977	$(3,745)	$(5,452)

Comprehensive income
Net income	$488,677	$390,727	$271,165
Other comprehensive income	4,722	1,707	4,441

Total comprehensive income	$493,399	$392,434	$275,606

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

We reclassified cash flows related to jackpot liabilities from financing activities to operating activities, which decreased operating cash flows and increased financing cash flows by $29.6 million in fiscal 2003, and increased operating cash flows and decreased financing cash flows by $16.3 million in 2002. Additionally, we reclassified investments in intellectual property to investment activities, increasing operating cash flows and decreasing investing cash flows by $8.4 million in fiscal 2003 and $9.8 million in fiscal 2002.

Our consolidated financial statements include the accounts of International Game Technology and all majority owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 in each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all fiscal periods are presented as ending on the calendar month end. The results of operations for fiscal 2004 contain 53 weeks versus 52 weeks in fiscal 2003 and 2002.

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

Revenue Recognition

We recognize revenue when:

ª	persuasive evidence of an arrangement exists

ª	the price to the customer is fixed and determinable

ª	delivery has occurred and any acceptance terms have been fulfilled

ª	no significant contractual obligations remain

ª	collection is reasonably assured

Product Sales

Our product sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, intellectual property royalty and license fees, equipment and services. Revenues are reported net of incentive rebates or discounts. Revenues related to customized R&D contracts are recognized as the related work is delivered. We recognize license fee revenues from business affiliates over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenues. Our sales credit terms are normally 120 days or less. Occasionally, our credit terms may extend up to two years. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to three years with interest recognized at prevailing rates.

For our revenue arrangements with multiple deliverables, we apply the guidance in EITF 00-21 for dividing deliverables into separate units of accounting if:

ª	each item has value to the customer on a stand-alone basis

ª	we have objective and reliable evidence of the fair value of the undelivered items

ª	delivery of any undelivered item is considered probable and substantially in our control

The majority of our multiple element contracts are for some combination of machines, systems software, license fees and maintenance. The contracts separately state pricing for each deliverable based on our standard price list (the price charged for the deliverable when it is sold separately) less a specified discount. The terms of performance, cancellation, termination, or refund provisions in our multiple element contracts are similar to those in a contract or sales order for an individual stand-alone deliverable. Each deliverable is accompanied by a fully executed sales order signed by the customer and revenues are recognized when delivery has occurred.

Our services for initial installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the product is delivered. If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until the installation is complete.

License and/or warranty maintenance agreements with customer support terms that extend beyond the standard period included in the sale of the product are recognized ratably over the term of the service period. Revenues generated for additional training and education classes are recognized when the services are performed. When software systems require significant customization specific to the individual customer, we defer recognition of revenues until the software system product is successfully installed, fully operational, and accepted by the customer.

Gaming Operations

Gaming operations revenues are of a recurring nature based on the use of our gaming machines and equipment distributed under a variety of pricing arrangements including:

ª	WAP systems

ª	stand alone participation and flat fee

ª	equipment leasing and rental

WAP systems games differ from stand-alone games in that they are electronically linked, inter-casino systems that connect gaming machines to a central computer, allowing the system to build a progressive jackpot with every wager until a player hits the top award winning combination. WAP contribution revenues are recognized based on a percentage of coin-in generated by the game. Revenues from stand-alone games are recognized based on a percentage of the net win that the game generates or on a flat fee basis with the passage of time. The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. Participating casinos pay a percentage of the coin-in either directly to IGT or a trust to oversee and fund the progressive jackpot. Funding of the jackpots also differs by jurisdiction but is generally administered by IGT.

In both Iowa and New Jersey, IGT licenses WAP systems to the trusts and casino members (trustees) that are responsible for the funding of the progressive jackpots. In Iowa, all linked WAP systems are operated under a single trust, administered by IGT, and IGT receives a fee equal to the net profit of the trust. In New Jersey, each WAP system is operated under an individual trust, administered by IGT or other representatives of the casino members, and IGT receives a flat fee per machine per day.

Prior to consolidation of the progressive systems trusts’ income statements for the last six months of fiscal 2004 under FIN 46 requirements, we recognized revenues from the trusts per the contractual arrangements between IGT and the trusts. In accordance with SEC Staff Accounting Bulletin 101, we recognized revenues when earned and collectibility from the trusts was reasonably assured.

The trusts collect contribution fees from participating casinos members based on a percentage of coin-in generated by the gaming machines. The contribution fees collected by the trusts fund all jackpots (both won and not yet won) first. When the trusts’ historical activities in volume of coin-in and frequency of jackpots indicate that the remaining contribution fees are not sufficient to fund IGT’s fees, the trusts may defer payment of IGT’s fees. Accordingly, we would refrain from recognizing revenue until such time as the trusts’ cash flows indicated that collectibility was reasonably assured.

Earnings of Unconsolidated Affiliates

IGT and Anchor were 50% partners in our largest joint venture, The Spin For Cash Joint Venture (JV). Subsequent to the acquisition of Anchor on December 30, 2001, the activities of the JV have been consolidated. Because our joint venture operations were an integral part of our business and the nature of the products and management were the same, our earnings of unconsolidated affiliates were included as a component of income from operations.

Advertising Costs

IGT expenses advertising costs as incurred, except long term outdoor billboards that are capitalized and amortized over the contract life. Advertising expenses totaled $19.4 million in fiscal 2004, $19.7 million in fiscal 2003 and $16.8 million in fiscal 2002.

Research and Development

Our products reach technological feasibility shortly before the products are released to manufacturing and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs. R&D performed for specific customers is charged to cost of product sales when the related sale is recorded.

Earnings Per Share

We compute EPS using the weighted average number of common and potential shares outstanding. See Note 12.

Pro forma Stock Based Compensation Expense

On October 1, 1996, we adopted SFAS 123, Accounting for Stock Based Compensation, which establishes a fair value based method of accounting for stock compensation plans with employees and others. As permitted by SFAS 123, we continue to account for stock based compensation plans in accordance with Accounting Principles Board (APB) 25, which determines the compensation cost of stock options issued for non-variable plans such as ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock based compensation plans are predominantly plans where the option price is equal to or greater than the price the stock would be in an offer to all shareholders and therefore, no compensation cost is recorded. Compensation cost is incurred with restricted stock awards or when the terms of outstanding unvested options are modified or assumed in an acquisition.

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

Years ended September 30,	2004	2003	2002
(In thousands, except per share amounts and assumptions)
Reported net income	$488,677	$390,727	$271,165
Reported stock compensation, net of tax	1,254	2,734	2,085
Pro forma stock compensation, net of tax	(27,727)	(21,343)	(18,560)

Pro forma net income	462,204	372,118	254,690
After-tax interest expense on convertible debentures	6,992	—	—

Pro forma diluted EPS numerator	$469,196	$372,118	$254,690

Basic EPS
As reported	$1.41	$1.14	$0.80
Pro forma	1.33	1.08	0.75
Diluted EPS
As reported	$1.34	$1.11	$0.79
Pro forma	1.27	1.06	0.74
Weighted average fair value per share of options granted during the year	$7.11	$5.72	$5.68
Weighted average assumptions:
Interest rates	2.61%	1.79%	2.98%
Dividend yields	1.14%	0.24%	—
Expected volatility	0.29	0.38	0.42
Expected life (years)	3.08	3.18	3.43

Cash and Equivalents

Cash and equivalents include both operating cash and restricted cash. We are required by gaming regulations to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to progressive systems jackpot winners. The restricted amounts are based primarily on the levels of the progressive systems’ primary jackpot meters (those displayed to slot players) and vary by jurisdiction. Compliance with restricted cash requirements is reported to the gaming authorities in various jurisdictions.

All cash, including restricted cash, in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash equivalents. Such investments are stated at cost, which approximates market.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts on our accounts, notes and contracts receivable that we have deemed to have a high risk of collectibility. We also evaluate specifically reserved notes for placement on non-interest-accrual status. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

September 30,	2004	2003
(In thousands)
Raw materials	$80,510	$71,263
Work-in-process	4,535	7,622
Finished goods	80,556	68,181

Total inventories	$165,601	$147,066

Investments to Fund Liabilities to Jackpot Winners

These investments represent discounted US treasury or agency securities purchased to meet obligations for annual payments to progressive systems jackpot winners. We have both the intent and ability to hold these investments to maturity and, therefore, classify them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security. Many jurisdictions require us to obtain regulatory approval on any liquidation of annuity investments to fund jackpot liabilities.

Property, Plant and Equipment

We depreciate our property, plant and equipment down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred, improvements are capitalized, and gains or losses on disposal are included in other income and expense.

			Useful lives
September 30,	2004	2003	in years
(In thousands)
Land	$19,979	$20,112
Buildings	89,958	83,870	30-40
Gaming operations equipment	392,036	296,288	2-4
Manufacturing machinery and equipment	206,499	168,317	2-15
Leasehold improvements	8,141	7,973	lease term
Construction in process	25,813	24,030

Total	742,426	600,590
Less accumulated depreciation	(413,368)	(338,970)

Property, plant and equipment, net	$329,058	$261,620

Intangible Assets and Goodwill

We amortize our finite lived intangible assets to reflect the pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues over one to 18 years. We amortize intangible assets with an increasing revenue stream using the straight-line method and those with a declining revenue stream on an accelerated basis. We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. See Note 7.

We evaluate the carrying value of our intangible assets and goodwill for impairment at least annually in August or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets, and is recognized as a component of income from operations. We recognized no impairment in fiscal 2004, 2003 or 2002.

Other Assets

Other assets are primarily comprised of prepaid or deferred royalty costs, deferred debt offering costs, and deposits.

Prepaid and deferred royalties

Prepaid and deferred royalties consist primarily of royalty and license fees paid for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. We have classified prepaid and deferred royalty costs as current and non-current assets based on the period of expected consumption related to projected revenues. We amortize royalties to cost of product sales or cost of gaming operations over the estimated period of expected consumption based on forecasted sales and placement schedules. If a pattern cannot be reliably determined, we use the straight-line method over the contract life.

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

Additionally, we may hedge significant firm sales commitments denominated in foreign currency with forward exchange contracts to protect the US dollar value of the revenues. These forward exchange contracts are designated as fair value hedges under SFAS 133 and related gains or losses are recorded as a component of the hedged transaction in other income or expense. Time value is excluded from effectiveness testing.

Interest Rate Management

We have used interest rate swap agreements to strategically diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each interest rate swap agreement was matched with all or a portion of the then outstanding principal balance and remaining term of a specific debt obligation. The agreements involved the exchange of fixed interest rates for variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change was accrued and recognized as an adjustment of interest expense related to the debt. Our interest rate swap agreements qualified for the short cut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. We recorded an asset or liability for the change in the fair value of the swap instruments, with an offsetting adjustment to the carrying value of the related debt. We had no interest rate swaps outstanding at September 30, 2004.

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

The most recent history pattern indicates that approximately 85% of winners will elect the single payment option. We fund jackpot installment payments through qualifying US government or agency securities. To calculate the present value of our outstanding progressive jackpot liabilities, we use current market prime, treasury, and/or agency rates weighted based on the historical single-payment election ratio. Additionally, we estimate our current liabilities for jackpots not yet won based on our historical experience with winners’ payment elections, in conjunction with the theoretical projected number of jackpots expected to hit within one year.

WAP Systems Interest

The operation of our WAP systems games results in interest income accretion on investments purchased to fund installment jackpot payments and interest expense on related jackpot liabilities that typically accrues at the same rate as the interest income on the investments. Therefore, interest income and expense related to funding installment-based jackpot payments are similar and increase at approximately the same rate based on the growth in total jackpot winners electing installment payments. Our WAP operations also hold a significant amount of cash investments on which we earn interest income.

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

Recently Issued Accounting Standards

FIN 46

In January 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, and requires disclosures about significant unconsolidated VIEs. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003 and to older entities as of the end of the first period that ends after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003.

In both Iowa and New Jersey, IGT licenses WAP systems to the trusts and casino members (trustees) that are responsible for the funding of the progressive jackpots. In Iowa, all linked WAP systems are operated under a single trust, administered by IGT, and IGT receives a fee equal to the net profit of the trust. In New Jersey, each WAP system is operated under an individual trust, administered by IGT or representatives of the casino members, and IGT receives a flat fee per machine per day.

IGT, as the primary beneficiary, is required to consolidate these trust VIEs under the FIN 46 requirements. During the last half of fiscal 2004, we consolidated $23.8 million in revenues and $24.1 million in related expenses of the trusts, as well as $186.6 million in total assets and liabilities, primarily consisting of jackpot liabilities and related assets. The consolidation of the trust VIEs had no material impact to our financial condition or results of operations.

EITF 04-8

In September 2004, FASB reached unanimous consensus on EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF 04-8 will require IGT to include our outstanding contingently convertible debenture shares in the diluted EPS computation regardless of whether the market price trigger has been met, effective for our first quarter ending December 31, 2004. EITF 04-8 will require restatement of all prior periods presented, which for IGT will include the last three quarters of fiscal 2003 and the first quarter of fiscal 2004. The effect of these restatements will be a reduction of approximately $0.01 per diluted share in each quarter, resulting in a reduction of approximately $0.03 in fiscal year 2003 and a reduction of approximately $0.01 in fiscal 2004.

2. Acquisitions, Divestitures and Discontinued Operations

Acquisitions

Acres

On October 27, 2003, IGT completed the acquisition of Acres, which specializes in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty. This business combination will provide us the ability to work more closely with the Acres gaming systems technology to develop more integrated gaming systems products, as well as increase our competitive marketing capacity.

We paid $11.50 in cash for each outstanding share of Acres common stock for an aggregate purchase price of approximately $134.0 million. We have substantially completed our purchase price allocation as follows:

ª	$44.7 million in current assets, including $24.3 million in cash, and $5.2 million in other non-current assets

ª	$47.2 million of identifiable intangibles, $1.8 million of in-process R&D, and $75.3 million in goodwill

ª	$22.5 million in current liabilities and $17.7 million in non-current liabilities

The in-process R&D, which had no future alternative use, was charged to expense immediately and the goodwill is not deductible for tax purposes. See Note 7 for the classes of identifiable intangibles. As Acres was not material to our consolidated results, we have not provided pro forma financial information.

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

The aggregate purchase price paid for Anchor was $986.9 million, plus the assumption of Anchor’s outstanding debt of $337.0 million, net of discount. The purchase price included 59.6 million shares of IGT common stock valued at $14.88 per share (adjusted for the four-for-one stock split) exchanged for Anchor common stock, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the acquisition, and $3.5 million of transaction costs.

We finalized the purchase price allocation in December 2002, including the resulting JV consolidation, as follows:

ª	total assets of $1.7 billion, including $288.8 million of identifiable intangibles and $853.6 million of goodwill

ª	total liabilities of $702.3 million

ª	total equity of $969.4 million, including deferred stock compensation of $14.0 million

Divestitures and Discontinued Operations

As we determined certain operations acquired with Anchor were not a strategic fit with our core business strategy and committed to a plan to divest, they were reclassified to discontinued operations and assets held for sale for all periods presented. We ceased depreciation and amortization for discontinued operations upon committing to the divestiture plans.

ª	In February 2003, we sold the assets of the Anchor Coin Nevada slot route operations for a cash price of $60.5 million. In April 2003, we sold the two Colorado casinos for total cash proceeds of $82.3 million. Collectively, we recognized a gain of $184,000 on these divestitures in fiscal 2003.

ª	In September 2003, we sold the pari-mutuel wagering business, UT for a cash price of $12.3 million and recorded a loss on sale of $8.9 million, net of tax.

ª	In November 2003, we sold IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc., collectively referred to as OES for cash proceeds of $151.5 million resulting in a gain of $56.8 million, net of tax.

The results of our discontinued operations are summarized below:

Years ended September 30,	2004	2003	2002
(In thousands)
Net revenue	$13,558	$226,287	$207,996

Income before tax	$3,416	$38,569	$26,408
Provision for income taxes	(1,254)	(14,386)	(9,956)

Income, net of tax	2,162	24,183	16,452

Gain (loss) on sale before tax	90,820	(13,943)	—
Benefit (provision) for income taxes	(34,058)	5,200	—

Gain (loss) on sale, net of tax	56,762	(8,743)	—

Discontinued operations, net of tax	$58,924	$15,440	$16,452

Assets of discontinued operations held for sale at September 30, 2003 included $21.2 million of current assets, mostly cash and accounts receivable, and $48.8 million in non-current assets, primarily equipment and intangibles. Additionally, $2.2 million of deferred compensation and $7.8 million of deferred tax liabilities related to discontinued operations at September 30, 2003.

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

3. Investment Securities Available for Sale

Our investment securities consisted of equity securities available for sale.

		Gross Unrealized
	Net			Market
September 30,	Cost	Gains	Losses	Value
(In thousands)
2004	$1,267	$305	$—	$1,572

2003	$3,767	$246	$—	$4,013

Below is a summary of sales of available-for-sale securities:

Years ended September 30,	2004	2003	2002
(In thousands)
Proceeds from sales	$2,500	$10,000	$8,030
Losses on sales	—	—	(15)

4. Investments to Fund Jackpots

Investments to fund jackpots are comprised of US Treasury and Agency securities held to maturity and recorded at cost plus interest accretion to date.

		Gross Unrealized
	Book			Market
September 30,	Value	Gains	Losses	Value
(In thousands)
2004	$518,429	$63,875	$(3,607)	$578,697

2003	$374,956	$53,205	$(753)	$427,408

Future maturities of these securities through 2029, including the accreted interest through maturity, totaled:

	Within	2-5	6-10
September 30,	1 year	years	years	Thereafter	Total
(In thousands)
2004	$60,080	$281,103	$250,469	$169,275	$760,927

5. Notes and Contracts Receivable

Equipment Financing Contracts

IGT grants extended payment terms to qualifying customers under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

Facility Notes

IGT provides development financing loans to select customers for new or expanding gaming facilities, generally under terms of one to ten years with interest at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its floor space for the placement of IGT proprietary games, which may be reduced if the machines do not meet certain performance standards. These agreements typically call for IGT to receive a portion of the net win on these proprietary games as repayment for some or all of the amounts financed. Unfunded development financing loan commitments totaled $10.7 million at September 30, 2004.

Pala Note

Subsequent to the Anchor acquisition, we completed the sale of the Pala Band of Mission Indians management agreement, which was classified as an asset held for sale in the purchase price allocation. The sale included a subordinated secured promissory note for $63.0 million, requiring monthly principal payments of $875,000 plus accrued interest. The note was paid off in fiscal 2004.

Our notes and contracts receivable are presented net of unearned interest income and deferred loan fees totaling $3.3 million at September 30, 2004 and $7.8 million at September 30, 2003. The following table summarizes our allowances for doubtful notes and contracts.

September 30,	2004	2003
(In thousands)
Notes
Current	$1,351	$—
Long-term	6,427	3,637

	$7,778	$3,637

Contracts
Current	$22,520	$20,393
Long-term	12,080	10,008

	$34,600	$30,401

Total
Current	$23,871	$20,393
Long-term	18,507	13,645

	$42,378	$34,038

The following table presents our estimated future collections of notes and contracts receivable, net of allowances, unearned interest income and deferred loan fees.

Fiscal Year	Notes	Contracts	Total
(in thousands)
2005	$4,325	$50,877	$55,202
2006	3,868	19,603	23,471
2007	3,869	7,983	11,852
2008	3,203	1,573	4,776
2009	3,507	1,244	4,751
Thereafter	36,535	5,899	42,434

	$55,307	$87,179	$142,486

6. Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash balances at several financial institutions in amounts that may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. We had no sales to a single customer that exceeded 10% of revenues during 2004, 2003 or 2002. The table below shows the composition of our accounts, contracts, and notes receivable at September 30, 2004.

North America Regions
Nevada	25%
California	22
Eastern region	9
New Jersey	5
Canada	5
Other (3% or less individually)	19

Total North America	85%

International Regions
Europe	8
Other (3% or less individually)	7

Total international	15%

7. Intangible Assets and Goodwill

The tables below include our Acres purchase price allocation to identifiable intangibles and goodwill. Other patent additions included purchased patents and capitalized legal costs for patent applications.

			Weighted
	Acres	Other	Average
Year ended September 30, 2004	Acquisition	Additions	Life (years)
(In thousands, except life)
Additions to finite lived intangibles:
Patents	$12,600	$23,321	12
Contracts	—	4,598	4
Trademarks	800	1,735	5
Developed technology	21,900	—	13
Customer relationships	5,800	—	13
Backlog	6,100	—	1

Total	$47,200	$29,654

Intangible Balances

	2004			2003
		Accumulated			Accumulated
September 30,	Cost	Amortization	Net	Cost	Amortization	Net
(In thousands)
Finite Lived Intangible Assets
Patents	$286,733	$64,825	$221,908	$251,076	$40,281	$210,795
Contracts	8,094	2,341	5,753	3,500	738	2,762
Trademarks	9,828	5,969	3,859	7,293	4,092	3,201
Developed Technology	24,218	3,717	20,501	2,318	892	1,426
Customer relationships	5,800	160	5,640	—	—	—
Backlog	6,100	5,592	508	—	—	—

Net Carrying Amount	$340,773	$82,604	$258,169	$264,187	$46,003	$218,184

Amortization of Intangibles

Our aggregate amortization expense totaled $36.6 million in fiscal 2004, $25.0 million in 2003, and $21.5 million in 2002, excluding any amounts classified in discontinued operations. Our estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization
(In thousands)
2005	$34,903
2006	31,844
2007	29,562
2008	27,242
2009	25,577

Goodwill Changes and Balances by Segment

	North America	International
	Division	Division	Total
(In thousands)
Fiscal Year 2002
Beginning balance	$106,036	$33,522	$139,558
Anchor acquisition	825,953	—	825,953
Foreign currency translation adjustment	—	1,913	1,913

Ending balance	931,989	35,435	967,424
Fiscal Year 2003
Anchor purchase price adjustments	10,683	—	10,683
Foreign currency translation adjustment	—	2,320	2,320

Ending balance	942,672	37,755	980,427
Fiscal Year 2004
Acres acquisition	75,314	—	75,314
Tax benefit of Anchor options exercised	(23,300)	—	(23,300)
Foreign currency translation adjustment	—	3,148	3,148

Ending balance	$994,686	$40,903	$1,035,589

In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, we have adjusted goodwill for the tax benefit of Anchor options exercised subsequent to acquisition.

8. Debt

Outstanding balance at September 30,	2004	2003
(In thousands)
Senior credit facility	$200,000	$6,787
Senior convertible debentures, net of unamortized discount	591,848	581,622
Senior notes	103	964,497

Total	791,951	1,552,906
Less current maturities	(103)	(406,147)

Long-term notes payable, net of current maturities	$791,848	$1,146,759

Future debt obligations as of September 30, 2004:

	Principal	Unamortized	Notes
	Payments	Discount	Payable, net
(In thousands)
2005	$103	$—	$103
2006	969,787	(377,939)	591,848
2007	—	—	—
2008	—	—	—
2009	200,000	—	200,000
Thereafter	—	—	—

Total	$1,169,890	$(377,939)	$791,951

Senior Credit Facility

IGT entered into a new $1.5 billion senior credit facility (credit facility) with a syndicate of banks on July 1, 2004, replacing the previous credit facility of $260.0 million. The credit facility is structured in two components both with five year maturities:

ª	a $1.3 billion revolver, of which $4.0 million was reserved for letters of credit at the end of the current quarter

ª	a $200.0 million term loan funded on July 15, 2004 in conjunction with the early redemption of our 2009 senior notes

The interest rates applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially these rates were set at LIBOR plus 60.0 bps for both the revolver and the term loan. A facility fee of 15.0 bps applies to the entire credit facility. The quarterly reset interest rate on the term loan was 2.2% at September 30, 2004 and reset to 2.67% on October 15, 2004.

Financial covenants for the credit facility, as defined in the agreement, include a maximum leverage ratio of 4:1 and a minimum interest coverage ratio of 3:1. The credit facility agreement also includes certain restrictions on our ability to incur new indebtedness, issue guarantees, make acquisitions or grant liens on our assets.

If IGT is not in compliance with the required covenant ratios, an event of default would occur. If not cured, the default event could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, as well as trigger cross default provisions to other debt issues. We were in compliance with all applicable covenants at September 30, 2004.

Foreign Credit Facilities

Our available foreign credit facilities totaled $24.0 million at September 30, 2004 and are subject to annual renewals in January and July.

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

The Debentures are convertible into 21.1704 shares of our common stock per $1,000 principal amount at maturity under any of the following circumstances:

(i)	during specified conversion periods, if the closing sale prices of our common stock is more than 120% of the accreted conversion price on the first day of such conversion period for at least 20 of the 30 consecutive trading days ending on the first day of such conversion period (for example, the Debentures were convertible during the conversion period beginning January 20, 2004 through April 19, 2004, because the closing price of our common stock was more than $34.18 per share for at least 20 of the 30 consecutive trading days ending on January 20, 2004)

(ii)	during specified periods, if the average trading price for a Debenture is less than 95% of the average closing sale price of our common stock multiplied by the conversion rate for a specified period

(iii)	during any period that our long term senior debt ratings (or the ratings on the Debentures, if rated) are reduced to below Ba2 by Moody’s and below BB by Standard & Poor’s or our long-term senior debt (or the Debentures, if rated) cease to be rated by both rating agencies

(iv)	the Debentures have been called for redemption

(v)	upon the occurrence and continuance of specified corporate transactions

The market price condition for convertibility of our debentures was met during the conversion periods ended January 20, April 20, and July 20, 2004. On or after January 29, 2006, IGT may repurchase the Debentures for cash equal to their accreted value plus accrued and unpaid cash interest, if any. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value plus accrued and unpaid cash interest, if any, on January 29, 2006, 2008, 2013, 2018, 2023 and 2028. IGT must settle any repurchases on January 29, 2006 in cash. Based upon holders’ rights to redemption on January 29, 2006, we will reclassify the Debentures to current liabilities effective January 2005. On any subsequent repurchase dates, IGT may elect to settle in cash or shares of common stock or a combination thereof.

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

Senior Notes

In February 2004, we redeemed our $400.0 million senior notes due May 2004. On July 16, 2004, we redeemed the $569.6 million principal amount outstanding of our 2009 senior notes. Including the cancellation of corresponding interest rate swaps in fiscal 2004, we recognized losses of approximately $127.9 million or $81.4 million, net of tax, on these early debt retirements.

Anchor’s Senior Subordinated Notes

In fiscal 2002, we repurchased all but $103,000 of Anchor’s 9.875% senior subordinated notes due 2008, primarily in a cash tender offer. The remaining Anchor notes were paid off on October 18, 2004.

9. Commitments

The following table summarizes our minimum non-cancelable contractual obligations and commercial commitments at September 30, 2004, with the anticipated effect on future liquidity and cash flows.

	2005	2006	2007	2008	2009	Thereafter	Total
(In thousands)
Licenses or royalties	$9,215	$10,475	$9,914	$1,712	$303	$—	$31,619
Marketing agreements	2,939	—	—	—	—	—	2,939
Community reinvestment	2,258	1,854	1,420	1,120	—	—	6,652
Construction commitments	36,521	48,106	11,480	—	—	—	96,107
Operating leases	11,690	9,734	5,677	2,626	973	369	31,069

Totals	$62,623	$70,169	$28,491	$5,458	$1,276	$369	$168,386

We commit to certain license or royalty and marketing agreements that contain provisions for minimum guarantee payments. Royalties contingent on future game sales or placements were not included in the table above. Unconditional minimum royalty payments due at the beginning of future contract periods totaling $12.0 million were recorded as liabilities at September 30, 2004.

Certain unconditional community reinvestment commitments of $4.0 million were recorded as liabilities at September 30, 2004.

Construction commitments reflect amounts we plan to invest to consolidate various leased operations in Las Vegas and expand our Reno facility.

We lease certain of our facilities and equipment under various agreements for periods through December 2013. Certain facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For leased properties no longer used by us, we have accrued for lease payments, net of anticipated sublease receipts.

Rental expense in continuing operations totaled $11.5 million for fiscal 2004, $9.4 million for fiscal 2003, and $9.7 million for fiscal 2002. Rental expense in discontinued operations totaled $520,000 for fiscal 2004, $17.4 million for fiscal 2003 and $17.9 million for fiscal 2002.

10. Jackpot Liabilities

Jackpot liabilities include the discounted value of jackpot payments due to previous winners, as well as an accrual for the estimated cost of jackpots payments due future winners as follows:

September 30,	2004	2003
(In thousands)
Payments due previous winners	$776,069	$573,788
Payments due future winners	192,631	167,850
Unamortized discounts	(249,438)	(200,506)

Total net jackpot liabilities	719,262	541,132
Less current portion	209,205	164,089

Non-current portion	$510,057	$377,043

	2005	2006	2007	2008	2009	Thereafter	Total
(In thousands)
Future payments due
Previous winners	$72,827	$62,218	$59,944	$59,833	$59,246	$462,001	$776,069
Future winners	146,124	19,205	1,517	1,517	1,517	22,751	192,631

Interest expense on jackpot liabilities totaled $26.1 million in fiscal 2004, $23.2 million in fiscal 2003, and $21.7 million in fiscal 2002.

11. Financial Instruments

The carrying amount reflected in our consolidated balance sheets for cash equivalents and receivables approximates their respective fair values. All foreign currency and interest rate derivatives are recorded at fair value. The fair value of investments to fund jackpot liabilities, jackpot liabilities, and notes payable are based on quoted market prices. The following financial instruments were not carried at fair value as of:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
September 30,	Amount	Fair Value	Amount	Fair Value
(In thousands)
Investments to fund jackpot payments	$518,429	$578,697	$374,956	$427,408
Jackpot liabilities	719,262	776,699	541,132	593,583
Notes payable	791,951	859,558	1,552,906	1,752,316

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

At September 30, 2004, our net foreign currency exposure of $ 53.1 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $ 43.8 million in forward currency contracts. At September 30, 2003, our net foreign currency exposure of $39.7 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $28.1 million in forward contracts.

Interest Rate Management

In the fourth quarter of fiscal 2003, we entered into four interest rate swap agreements with a combined notional amount of $350.0 million, primarily to diversify a portion of our debt portfolio between fixed and variable rate instruments. These swaps were cancelled on July 9, 2004 in conjunction with the early redemption of our 2009 senior notes on July 16, 2004. See Note 8.

Under the terms of the interest rate swaps, we made payments based on a specific spread over six-month LIBOR and received payments equal to the interest rate on our fixed rate senior notes. These interest rate swaps were fair value hedges, which qualified for the shortcut method of accounting under SFAS 133, allowing for an assumption of no ineffectiveness in the hedging relationship. Accordingly, we recorded the change in the fair value of the swap instruments as non-current assets or liabilities with an offsetting adjustment to the carrying value of the related debt.

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

12. Earnings Per Share

The reconciliation of basic to diluted EPS from continuing operations below reflects the if-converted method of accounting for our convertible debentures since first meeting the conversion criteria in the second quarter of 2004.

Years ended September 30,	2004	2003	2002
(In thousands, except per share amounts)
Income from continuing operations	$429,753	$375,287	$254,713
After-tax interest expense on convertible debentures	6,992	—	—

Diluted EPS Numerator	$436,745	$375,287	$254,713

Weighted average common shares outstanding:
Basic	346,785	344,041	338,371
Dilutive effect of stock awards	8,999	7,275	5,824
Dilutive effect of debentures	15,108	—	—

Diluted EPS Denominator	370,892	351,316	344,195

Basic earnings per share	$1.24	$1.09	$0.75
Diluted earnings per share	$1.18	$1.07	$0.74
Common stock awards excluded from diluted EPS because the effect was antidilutive	626	868	6,048
Common shares excluded from diluted EPS because the conversion event for our debentures had not occurred	—	20,531	—

There were no transactions since the end of fiscal 2004 that would have materially changed the number of common shares or potential common shares outstanding.

With the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our quarter ending December 31, 2004, we will include our outstanding debenture shares in diluted EPS regardless of whether the conversion event has occurred, as well as restate comparative prior period diluted EPS to include the effect of our debenture shares since the beginning of our second quarter of fiscal 2003.

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

IGT filed motions for post-trial relief that were denied by the trial court. IGT timely filed its Notice of Appeal. In May 2002, Collins filed a Motion to Dismiss the IGT appeal. Oral arguments on the motion were held in August 2002 and in September 2002, the Motion to Dismiss was granted by a three-judge panel of the Court. IGT timely filed a Petition for Rehearing en banc. Rather than consider the Petition, the South Carolina Court of Appeals requested that the South Carolina Supreme Court take the case on certification. On February 7, 2003, IGT filed its Petition For A Writ Of Certiorari with the South Carolina Supreme Court, which was denied on April 24, 2003. On April 29, 2003, IGT filed a Petition with the South Carolina Court of Appeals seeking further relief that was denied on May 12, 2003. As a result, on June 11, 2003, IGT filed a second Petition For A Writ Of Certiorari with the South Carolina Supreme Court that was dismissed by that Court on June 25, 2003. On July 22, 2003, IGT filed its first Petition For A Writ Of Certiorari with the US Supreme Court that was denied on October 6, 2003. A second Petition For A Writ Of Certiorari with the US Supreme was timely filed and denied on December 8, 2003. The judgment plus accrued interest was paid on April 2, 2004 and a Satisfaction of Judgment recorded. IGT is continuing to dispute in South Carolina the amount of interest paid because it exceeds the present statutory amount.

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

Kraft

In July 2001, an individual, Mary Kraft, filed a complaint against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation. In September 2001, IGT filed a motion to intervene as a party defendant. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, the plaintiff alleged that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of payouts. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asked for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney’s fees. The Michigan Gaming Control Board, the administrative agency responsible for regulating the Detroit casinos, approved the machines and their programs for use. In April 2002, the Court granted the Summary Disposition filed by IGT and Anchor and dismissed the Plaintiff’s complaint. On April 13, 2004 the Michigan Court of Appeals affirmed dismissal of the complaint.

Miller

In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al., (Case No. 470016). The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a temporary restraining order (TRO) to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendant’s motion to dismiss the second amended complaint. On May 12, 2004 the State Court issued an order denying defendants motion to dismiss. Pursuant to stipulation of the parties on August 13, 2004, plaintiff filed a third amended complaint.

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

The Attorney General and IGT both filed motions to dismiss the complaint in January 2004, and the Court unsealed the action in February 2004. The Court denied both motions to dismiss the complaint on July 1, 2004. A Petition for Writ of Mandamus was filed with the Nevada Supreme Court in September 2004. The Court granted the petition and a stay of the lower court proceedings was filed in the trial court in September 2004.

In October 2004, the Nevada Department of Taxation (Department) advised IGT that it had a good-faith legal basis for its position that no sales tax was payable on royalties received, but also advised IGT that the Department believed that sales tax may be payable on some amount of the royalties. IGT disagrees with the Department’s position that sales tax may be payable on any part of the royalties and continues to correspond with the Department on this issue.

OSHA Matter

On July 8, 2004, two former employees filed a complaint with the US Department of Labor, Occupational Safety and Health Administration, alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor’s patents in connection with IGT’s acquisition of Anchor in 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of the Board of Directors, reviewed the allegations and found them to be entirely without merit.

In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at September 30, 2004 totaled $124.4 million, with a remaining life of approximately 12 years. On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed in the US District Court for Nevada alleging substantially the same claims raised by the employees in their OSHA complaint regarding the value of the above-mentioned Anchor patents, and also alleging tortuous discharge, intentional interference with contractual relations, and, for one of the employees, intentional infliction of emotional distress. IGT believes that the allegations are without merit and intends to vigorously defend this matter.

Poulos

Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants’ motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. All briefings were completed and oral arguments were heard in January 2004. On August 10, 2004, a three-judge panel of the Ninth Circuit Court of Appeals upheld US District Court Judge Roger Hunt in his denial of class certification. The class plaintiffs did not appeal the decision and are proceeding with only their individual claims.

Siena

In November 2001, Wild Games NG, LLC, owner and operator of the Siena Hotel Spa Casino filed suit against Acres Gaming in Washoe County Nevada District Court. Siena alleges Acres failed to perform obligations under an Equipment Sale Agreement and seeks consequential damages largely comprised of lost profits. Acres believes that Siena’s claims are unfounded and not permitted by the Equipment Sales Agreement. Acres has filed a counterclaim seeking payments due from Siena. All discovery has been completed and a jury trial is scheduled to commence on or about March 14, 2005.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Our performance bonds outstanding related to our gaming operation totaled $5.4 million at September 30, 2004 and $55.5 million, including $46.5 million for our discontinued lottery operations at September 30, 2003. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

Our outstanding letters of credit issued under our line of credit to insure our payment to certain vendors and governmental agencies totaled $4.0 million at September 30, 2004 and $6.4 million at September 30, 2003.

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

September 30,	2004	2003
(In thousands)
Balance at beginning of year	$6,104	$3,332
Reduction for payments made	(4,039)	(2,549)
Accrual for new warranties issued	5,276	5,711
Adjustments for pre-existing warranties	(402)	(390)

Balance at end of period	$6,939	$6,104

Self-Insurance

We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, electronic errors and omissions liability, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates of claims incurred but not reported.

State and Federal Taxes

We are subject to sales, use, income and other tax audits and administrative proceedings in various federal, state, and local jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

14.    Income Taxes

Income from continuing operations pretax consisted of the following:

September 30,	2004	2003	2002
(In thousands)
US	$612,483	$576,223	$391,334
Non – US	40,933	22,321	17,515

Income from continuing operations pretax	$653,416	$598,544	$408,849

The effective income tax rates differ from the statutory US federal income tax rates as follows:

Years ended September 30,	2004		2003		2002
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Taxes at federal statutory rate	$228,696	35.0%	$209,491	35.0%	$143,097	35.0%
Foreign subsidiaries tax, net	(2,002)	(0.3)	6,057	1.0	3,151	0.8
State income tax, net	19,941	3.0	14,434	2.4	9,404	2.3
Prior years foreign tax credits	(16,279)	(2.5)	—	—	—	—
Other, net	(6,693)	(1.0)	(6,725)	(1.1)	(1,516)	(0.4)

Provision for income taxes	$223,663	34.2%	$223,257	37.3%	$154,136	37.7%

Components of our provision for income taxes on continuing operations were as follows:

Years ended September 30,	2004	2003	2002
(In thousands)
Current
Federal	$163,358	$205,360	$165,620
State	28,647	21,862	13,209
Foreign	10,318	6,214	4,744

Total current	202,323	233,436	183,573

Deferred
Federal	20,089	(9,837)	(24,951)
State	1,720	(646)	(4,589)
Foreign	(469)	304	103

Total deferred	21,340	(10,179)	(29,437)

Provision for income taxes	$223,663	$223,257	$154,136

Significant components of our deferred tax assets and liabilities are presented below. Our valuation allowance was established due to uncertainty regarding realization of deferred tax assets related to our operations in Australia.

September 30,	2004	2003
(In thousands)
Current deferred tax assets
Reserves not currently deductible	$38,159	$32,422
Unrealized loss on currency translation adjustments	—	2,103
Other	868	3,058

	39,027	37,583

Current deferred tax liabilities
Acquired assets held for sale	—	(7,840)
Unrealized gain on currency translation adjustments	(167)	—
Prepaid expenses currently deductible	(2,916)	—

	(3,083)	(7,840)

Net current deferred tax assets	35,944	29,743

Non-current deferred tax assets
Jackpot payment timing difference	138,017	140,905
Foreign subsidiaries	15,791	15,532
State income taxes	5,730	12,803
Goodwill and intangibles	15,896	19,333
Net operating loss carry forwards	9,873	11,075
Other	276	5,894

	185,583	205,542

Non-current deferred tax liabilities
Difference between book and tax basis of property	(39,388)	(30,280)
Acquisition related intangibles	(58,833)	(54,090)
Interest expense on convertible debt	(18,322)	(6,928)
Patents	(4,966)	(4,097)
Valuation allowance	(15,018)	(15,229)

	(136,527)	(110,624)

Net non-current deferred tax assets	49,056	94,918

Net deferred tax assets	$85,000	$124,661

We have not provided for US deferred income taxes or foreign withholding taxes on approximately $23.0 million of our cumulative undistributed earnings for certain non-US subsidiaries. We intend for these earnings to be permanently reinvested in operations outside the United States.

15.    Other Comprehensive Income

The components of IGT’s other comprehensive income were as follows:

	Pretax	Tax	After tax
Years ended September 30,	Amount	Expense	Amount
(In thousands)
2004
Unrealized holding gains	$50	$18	$32
Foreign currency translation adjustments	7,386	2,696	4,690

Other comprehensive income	$7,436	$2,714	$4,722

2003
Unrealized holding gains	$520	$182	$338
Foreign currency translation adjustments	2,106	737	1,369

Other comprehensive income	$2,626	$919	$1,707

2002
Unrealized holding gains	$1,289	$451	$838
Reclassification adjustment to net income	15	5	10

Net unrealized gains	1,304	456	848
Foreign currency translation adjustments	5,528	1,935	3,593

Other comprehensive income	$6,832	$2,391	$4,441

Accumulated other comprehensive income (loss) was comprised of the following:

	Unrealized	Foreign	Accumulated Other
	Gains (Losses)	Currency	Comprehensive
September 30,	on Securities	Translation	Income (Loss)
(In thousands)
2002	$(177)	$(5,275)	$(5,452)
Annual net change	338	1,369	1,707

2003	161	(3,906)	(3,745)
Annual net change	32	4,690	4,722

2004	$193	$784	$977

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

Total annual contributions from operating profits for these plans totaled $81.0 million in fiscal 2004, $83.4 million in fiscal 2003, and $64.7 million in fiscal 2002.

Stock-Based Compensation Plans
Employee Stock Purchase Plan
We maintain a qualified Employee Stock Purchase Plan (ESPP) under which each eligible employee may be granted an option to purchase shares of IGT’s common stock. The term of each option is 12 months and the exercise date is the last day of the option period. Employees who have completed 90 days of service prior to the beginning of the plan year are eligible. Employees who are 5% or more shareholders and employees of certain subsidiaries are excluded. Employees may participate in this plan through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to 85% of the market value of the common stock on the date of grant or on the date of exercise, whichever is less. As of September 30, 2004 an aggregate of 12.6 million shares have been authorized under our ESPP plan, of which 3.5 million shares remained available for future grants at September 30, 2004. Based on payroll contributions through September 2004, we expect to issue approximately 231,000 shares in fiscal 2005.

In January 1999, we made 1.2 million shares of common stock available under the Barcrest Savings Related Share Option Scheme (ShareSave). Eligible employees may enroll in ShareSave each year and must elect to vest over three, five, or seven years. The option price is equal to 80% of the fair market value of the common stock on the date of grant. Employees may contribute up to £3,000 (approximately $5,400) annually. At September 30, 2004 there were approximately 759,000 shares available for grant under this plan. Based on enrollment through September 2004, we expect to issue approximately 66,600 shares in fiscal 2005.

Stock Incentive Plan
Under the International Game Technology 2002 Stock Incentive Plan (SIP), our eligible employees and non-employee directors may be granted non-qualified and incentive options to purchase shares of common stock, stock appreciation rights, restricted stock awards, or performance based share awards and stock bonuses.

An employee option grant typically vests ratably over five years and allows the option holder to purchase stock over specified periods of time, generally 10 years from the date of grant, at a fixed price equal to the market value at the date of grant. At the date of acquisition, 8.8 million outstanding stock option shares under Anchor’s stock option plans were converted into options for IGT’s common stock at the same terms and conditions as originally granted. The fair value of all converted options were included in the purchase price allocation and deferred compensation for the unvested portion was amortized over the remaining average 3-year service period. No options for additional shares may be granted under Anchor plans and any options cancelled under the Anchor plans may not be reissued.

Non-cash compensation for restricted stock awards, option modifications, and deferred compensation related to Anchor’s converted options totaled $2.0 million in fiscal 2004, $4.4 million in fiscal 2003 and $3.3 million in fiscal 2002.

A summary of SIP activity for the last three years is presented below.

	Number	Weighted Average	Shares
	of Option Shares	Exercise Price	Available for
	Outstanding	(per share)	Grant
Outstanding at September 30, 2001	18,931,636	$8.07	3,458,800
Additional shares authorized	—	—	19,600,000
Granted options	6,510,800	16.58	(6,510,800)
Anchor acquisition options assumed	8,850,332	7.00	—
Forfeited	(269,080)	8.64	269,080
Expired with new 2002 SIP	—	—	(817,080)
Exercised	(10,166,676)	6.82	—

Outstanding at September 30, 2002	23,857,012	10.53	16,000,000
Granted options	5,188,600	20.09	(5,188,600)
Granted restricted stock awards	420,000	—	(420,000)
Forfeited	(39,200)	6.87	39,200
Expired	(625,808)	—	—
Exercised	(5,870,677)	7.56	—

Outstanding at September 30, 2003	22,929,927	13.37	10,430,600
Granted options	7,245,900	34.58	(7,245,900)
Granted restricted stock awards	155,600	—	(155,600)
Forfeited	(89,500)	23.48	89,500
Expired	(153,148)	—	—
Exercised	(4,182,549)	11.25	—

Outstanding at September 30, 2004	25,906,230	$19.54	3,118,600

Options exercisable at September 30:
2002	6,135,100	$6.35
2003	5,285,377	9.65
2004	6,985,594	12.14

The following table summarizes information for stock options outstanding and exercisable at September 30, 2004, assessing the number and timing of shares that may be issued and the cash that may be received as a result of options exercised.

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 0.00	—	$11.25	6,280,316	4.91	$7.53	4,005,816	$8.80
11.28	—	17.08	5,496,515	6.71	13.86	1,405,918	14.02
17.16	—	26.86	6,947,999	7.94	19.25	1,541,960	18.79
27.33	—	46.82	7,181,400	9.29	34.67	31,900	28.53

$ 0.00	—	$46.82	25,906,230	7.32	$19.54	6,985,594	$12.14

17.    Related Party Transactions

Joint Ventures
We have placed certain recurring revenue games under joint venture agreements with various gaming companies. Subsequent to the Anchor acquisition, we consolidated our largest joint venture, Spin for Cash (JV). Prior to consolidation, we recorded the JV activities under the equity method. As of and for the three months ended December 2002, JV revenues totaled $127.1 million, expenses totaled $60.1 million, assets totaled $303.4 million and liabilities totaled $173.9 million.

We recorded the following transactions with unconsolidated joint ventures as of and for the years ended:

September 30,	2004	2003	2002
(In thousands)
Net earnings of unconsolidated affiliates	$—	$—	$32,470
Asset and expense transfers	—	152	9,109
Capital contributions	—	400	1,040
Accounts receivable	—	219	67
Largest amount receivable during the year	—	856	5,584

Other Related Parties
Our progressive jackpot systems in Iowa and New Jersey were included in fiscal 2002 and 2003, prior to consolidation as VIEs in fiscal 2004 under FIN 46.

During fiscal 2004, 2003 and 2002, a member of our board was a partner in a law firm that we retained as outside counsel. Two members of our board were also board members for certain IGT customers. We also design games under an expense sharing agreement with a distributor in the UK. We recorded the following transactions with these related parties:

Years ended September 30,	2004	2003	2002
(In thousands)
Revenues	$4,249	$63,963	$73,046
Expenses	858	1,198	754
Accounts receivable, net of payables	164	10,176	15,538
Largest net receivable during the year	1,468	18,999	18,458

18.    Business Segments

We design, develop, manufacture, distribute and sell computerized gaming machines and system products in all jurisdictions where gaming is legal. Our two primary revenue sources are product sales and gaming operations. We strive to maintain a diversified business strategy with our presence in most worldwide gaming markets and the breadth of our product offerings.

During the fourth quarter of fiscal 2004, we finalized changes to our organizational structure and management responsibilities to cover all products in distinct geographical areas. This reorganization included an evolving realignment of our sales organization, which began with the appointment of our new CEO in October 2003. The new structure shifted our focus to managing the business by customer regions encompassing all sources and types of revenues. Operating results reviewed by our chief decision makers encompass all sources of revenues within specific regions.

We currently view our business in two operating segments, each incorporating all relevant revenues from product sales and gaming operations:

ª	The North America Division encompasses our operations in the US and Canada, including the IGT Systems group

ª	The International Division oversees our efforts abroad in Australia, New Zealand, Europe, Latin America, South Africa, the UK and Japan

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit the other segments. We continually evaluate the alignment of our business development and sales organizations for reporting purposes, which may result in changes to segment allocations. Prior year amounts have been reclassified to conform to the current management view and presentation.

The Corporate Division manages certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions, such as human resources, information systems, and legal. The Corporate Division includes all debt related costs, including interest and losses on early retirements, as well as interest income and gains or losses on investment securities, hedging instruments and other corporate assets.

On a consolidated basis we do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. IGT’s segment profit reflects income from continuing operations before tax. Segment depreciation and amortization reflects the total amount presented on the statements of cash flows.

	Divisions
Years ended September 30,	North America	International	Corporate	Consolidated
(in thousands)
2004
Revenues	$2,137,098	$347,654	$—	$2,484,752
Product sales	991,081	330,255	—	1,321,336
Gaming operations	1,146,017	17,399	—	1,163,416
Inter-company revenues	108,936	1,745	—	110,681
Gross Profit	1,153,292	165,957	—	1,319,249
Product sales	538,226	151,949	—	690,175
Gaming operations	615,066	14,008	—	629,074
Operating income (loss)	838,257	81,236	(105,169)	814,324
Segment profit (loss)	859,550	83,407	(289,541)	653,416
Segment profit margin	40%	24%	na	26%
Interest income	46,454	1,449	11,880	59,783
Product sales	16,687	1,449	—	18,136
Gaming operations	29,767	—	—	29,767
Unallocated	—	—	11,880	11,880
Interest expense	26,267	238	64,029	90,534
Product sales	140	238	—	378
Gaming operations	26,127	—	—	26,127
Unallocated	—	—	64,029	64,029
Depreciation and amortization	132,739	4,475	12,595	149,809
Cost of product sales	2,732	518	—	3,250
Cost of gaming operations	80,393	1,833	—	82,226
Operating expenses	49,614	2,124	12,595	64,333
Total assets	2,923,744	224,440	724,780	3,872,964
Additions to long-lived assets	203,942	6,946	—	210,888

	Divisions
Years ended September 30,	North America	International	Corporate	Consolidated
(in thousands)
2003
Revenues	$1,890,094	$238,043	$—	$2,128,137
Product sales	842,857	225,741	—	1,068,598
Gaming operations	1,047,237	12,302	—	1,059,539
Inter-company revenues	169,904	504	—	170,408
Gross Profit	985,318	109,587	—	1,094,905
Product sales	422,725	100,420	—	523,145
Gaming operations	562,593	9,167	—	571,760
Operating income (loss)	722,142	50,035	(106,235)	665,942
Segment profit (loss)	740,826	55,867	(198,149)	598,544
Segment profit margin	39%	23%	na	28%
Interest income	39,008	1,000	12,900	52,908
Product sales	13,274	1,000	—	14,274
Gaming operations	25,734	—	—	25,734
Unallocated	—	—	12,900	12,900
Interest expense	23,598	180	93,076	116,854
Product sales	646	180	—	826
Gaming operations	22,952	—	—	22,952
Unallocated	—	—	93,076	93,076
Depreciation and amortization	119,418	4,824	9,745	133,987
Cost of product sales	2,923	1,321	—	4,244
Cost of gaming operations	82,195	848	—	83,043
Operating expenses	34,300	2,655	9,745	46,700
Total assets	2,628,846	163,456	1,392,929	4,185,231
Additions to long-lived assets	125,486	3,108	—	128,594
2002
Revenues	$1,486,954	$241,558	$—	$1,728,512
Product sales	614,818	231,262	—	846,080
Gaming operations	872,136	10,296	—	882,432
Inter-company revenues	106,509	1,774	—	108,283
Gross Profit	751,140	91,753	—	842,893
Product sales	279,322	84,268	—	363,590
Gaming operations	471,818	7,485	—	479,303
Earnings of unconsolidated affiliates	32,470	—	—	32,470
Operating income (loss)	584,467	24,825	(92,842)	516,450
Segment profit (loss)	600,422	25,785	(217,358)	408,849
Segment profit margin	40%	11%	na	24%
Interest income	39,959	1,994	8,470	50,423
Product sales	14,859	1,994	—	16,853
Gaming operations	25,100	—	—	25,100
Unallocated	—	—	8,470	8,470
Interest expense	21,969	143	93,909	116,021
Product sales	287	143	—	430
Gaming operations	21,682	—	—	21,682
Unallocated	—	—	93,909	93,909
Depreciation and amortization	117,503	4,629	9,357	131,489
Cost of product sales	3,120	885	—	4,005
Cost of gaming operations	85,059	1,138	—	86,197
Operating expenses	29,324	2,606	9,357	41,287
Total assets	2,605,506	154,515	555,797	3,315,818
Additions to long-lived assets	113,833	2,332	—	116,165

19.    Selected Quarterly Financial Data (Unaudited)

Years ended September 30,	First	Second	Third	Fourth
(In thousands, except per share amount and stock prices)
2004
Total revenues	$608,061	$636,084	$618,887	$621,720
Gross profit	321,066	339,109	338,257	320,817
Operating income	202,243	206,012	211,082	194,987
Income from continuing operations	116,658	117,684	141,102	54,309
Net income	176,324	116,942	141,102	54,309
Diluted earnings per share	$0.50	$0.32	$0.38	$0.15
Stock price
High	$36.96	$45.78	$46.82	$38.17
Low	$28.09	$34.65	$33.45	$28.72
2003(2)
Total revenues	$489,632	$529,088	$561,921	$547,496
Gross profit	247,331	269,943	279,043	298,588
Operating income	150,054	160,052	173,563	182,273
Income from continuing operations	84,747	89,020	99,886	101,639
Net income	91,587	87,114	103,685	108,341
Diluted earnings per share(1)	$0.26	$0.25	$0.30	$0.31
Stock price(1)
High	$19.82	$21.80	$25.38	$28.87
Low	$16.31	$18.52	$19.68	$24.50
2002 (2)
Total revenues	$301,493	$461,286	$483,619	$482,114
Gross profit	136,402	227,902	235,990	242,599
Earnings (losses) of unconsolidated affiliates	33,865	(748)	(345)	(302)
Operating income	97,790	132,015	142,771	143,874
Income from continuing operations	51,790	70,328	78,420	54,174
Net income	51,790	73,900	82,628	62,847
Diluted earnings per share(1)	$0.18	$0.20	$0.23	$0.18
Stock price(1)
High	$17.76	$17.52	$16.11	$17.52
Low	$10.28	$15.20	$13.44	$12.39

(1)	Stock price and per share amounts for all periods presented have been adjusted to reflect the four-for-one stock split effected June 18, 2003.

(2)	Certain operations acquired with Anchor that were not a strategic fit with IGT’s core business strategy were sold or held for sale, and therefore reclassified to discontinued operations for all periods presented.

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

Item 9B.    Other Information

On November 9, 2004, the Compensation Committee of our Board of Directors approved a discretionary Management Bonus Plan amount in which executive officers of the Company may participate. The award formulae are generally based on overall operating income growth and individual performance goals. A summary description of the plan is filed as Exhibit 10.20 of this report.

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

Item 11.    Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity compensation plans approved and not approved by shareholders as of September 30, 2004

			Number of securities
	Number of securities to	Weighted average	remaining available for
	be issued upon exercise	exercised price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants and rights	plans
Equity compensation plans approved by shareholders (1)	25,906,230	$19.54	6,613,271
Equity compensation plans not approved by shareholders (2)	196,726	16.57	759,026

Total	26,102,956	$19.52	7,372,297

(1)	Includes the International Game Technology 2002 Stock Incentive Plan and 964,647 shares under the 1987 Qualified Employee Stock Purchase Plan.

(2)	Includes shares available under the Barcrest Savings Related Share Option Scheme (ShareSave) established in January 1999. ShareSave is a broad-based employee stock purchase program available to certain UK employees, designed to satisfy certain tax requirements under applicable UK tax law. ShareSave is generally intended to replicate for our UK employees the same incentives that are made available to our US employees through our Employee Stock Purchase Plan. Shareholder approval for ShareSave was not required.

Item 13.    Certain Relationships and Related Transactions

Item 14.     Principal Accountant Fees and Services

Part IV

Item 15.    Exhibits and Financial Statement Schedules

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

Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)	Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 1995)

3.2	First amendment to Bylaws of International Game Technology dated May 5, 1998 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002)

3.2A	Second amendment to Second Restated Code of Bylaws of International Game Technology, dated March 4, 2002 (incorporated by reference to Exhibit 3.2 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002)

4.1	Indenture, dated as of May 19, 1999 by and between International Game Technology and The Bank of New York (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-81257, Form S-4 filed by Registrant)

4.2	Registration Rights Agreement, dated as of May 11, 1999, by and among International Game Technology, Salomon Smith Barney Inc., BNY Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-81257, Form S-4 filed by Registrant)

4.3	Indenture dated as of January 29, 2003 between IGT, any subsidiary that becomes a party thereto, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

4.4	Form of Zero-Coupon Convertible Debentures (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

4.5	Registration Rights Agreement dated as of January 29, 2003 between IGT and Goldman, Sachs & Co., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

10.1*	Stock Option Plan for Key Employees of International Game Technology, as amended (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-12610 filed by Registrant)

10.2*	Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Shareholders)

10.3*	Employment Agreement with Robert A. Bittman, Executive Vice President, Product Development dated March 12, 1996 (incorporated by reference to Exhibit 10.9 to Registrants Report on Form 10-K for the year ended September 30, 1996)

10.4*	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrants Report on Form 10-K for the year ended September 30, 1996)

10.5	Amended and Restated Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated August 10, 2001 (incorporated by reference to Exhibit 10.5E to Registrant’s Report on Form 10K for the year ended September 30, 2001)

10.6	Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998)

10.7	Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999 (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10-K for the year ended October 2, 1999)

10.8	Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000)

10.9*	IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000)

10.10*	International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I)(incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10Q/A for the quarter ended March 31, 2001)

10.11*	International Game Technology 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002)

10.12*	IGT Profit Sharing Plan (As Amended and Restated as of April 1, 2002) (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002)

10.13*	Employment Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated January 27, 2003 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 29, 2003)

10.14	Agreement and Plan of Merger, dated as of June 29, 2003, by and among International Game Technology, NWAC Corporation, and Acres Gaming (incorporated by reference to Exhibit 2.1 to Form 8-K, File number 001-10684, filing date June 29, 2003)

10.15*	Employment Agreement with G. Thomas Baker, Chairman of the Board of Directors, dated October 27, 2003 (incorporated by reference to Exhibit 10.16 to Registrant’s Report on Form 10-K for the year ended September 30, 2003)

10.16*	Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated October 27, 2003 (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2003)

10.17*	IGT 2002 Stock Incentive Plan Agreement Forms: Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement

10.18*	Employee Stock Purchase Plan (Amended and Restated effective as of March 1, 1999) (Composite Plan Document Reflecting July 2003 Stock Split and December 2003 Amendment) (incorporated by reference to Exhibit A to the Proxy Statement for the 2004 Annual Meeting of Shareholders)

10.19	Credit agreement by and among International Game Technology, Wells Fargo Bank, N.A., Bank of America, N.A. and other banks dated July 1, 2004 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10Q for the quarter ended June 30, 2004)

10.20*	Summary of IGT Management Bonus Plan

21	Subsidiaries

23	Independent Auditors’ Consent

24	Power of Attorney (see page 81 hereof)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

POWER OF ATTORNEY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of December 2004.

International Game Technology
By:	/s/ Maureen T. Mullarkey
Maureen T. Mullarkey
Executive Vice President, Chief Financial Officer, Treasurer

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

Signature	Title	Date

/s/ G. Thomas Baker G. Thomas Baker	Chairman of the Board of Directors	December 10, 2004

/s/ Thomas J. Matthews	Chief Executive Officer and Director	December 10, 2004
Thomas J. Matthews

/s/ Maureen T. Mullarkey Maureen T. Mullarkey	Chief Financial Officer, Executive Vice President, Finance (Principal Financial and Accounting Officer), and Treasurer	December 10, 2004

/s/ Neil Barsky	Director	December 10, 2004
Neil Barsky

/s/ Robert A. Bittman	Director	December 10, 2004
Robert A. Bittman

/s/ Richard Burt	Director	December 10, 2004
Richard Burt

/s/ Leslie Heisz Leslie Heisz	Director	December 10, 2004

/s/ Robert A. Mathewson Robert A. Mathewson	Director	December 10, 2004

/s/ Robert Miller Robert Miller	Director	December 10, 2004

/s/ Frederick Rentschler Frederick Rentschler	Director	December 10, 2004

SCHEDULE II — Consolidated Valuation and Qualifying Accounts

			Net change
	Beginning		in unrealized	Ending
	Balance	Provisions	gain / loss	Balance
(In thousands)
Valuation allowance for unrealized gain (loss) on investment securities:
Year ended 09/30/02	$(1,578)	$—	$1,304	$(274)

Year ended 09/30/03	$(274)	$—	$520	$246

Year ended 09/30/04	$246	$—	$59	$305

			Write-offs
	Beginning		Net of	Ending
	Balance	Provisions	Recoveries	Balance
(In thousands)
Allowance for doubtful accounts:
Year ended 09/30/02	$15,944	$94	$2,034	$18,072

Year ended 09/30/03	$18,072	$8,960	$(6,087)	$20,945

Year ended 09/30/04	$20,945	$10,590	$(5,471)	$26,064

Allowance for doubtful notes and contracts receivable:
Year ended 09/30/02	$26,941	$17,938	$(7,751)	$37,128

Year ended 09/30/03	$37,128	$5,614	$(8,704)	$34,038

Year ended 09/30/04	$34,038	$7,585	$755	$42,378

Exhibit Index

10.17*	IGT 2002 Stock Incentive Plan Agreement Forms: Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement

10.20*	Summary of IGT Management Bonus Plan

21	Subsidiaries

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement