Form 10-Q
period 2004-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2005-02-09
CIK 353944

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission File Number 001-10684

International Game Technology

(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	88-0173041 (I.R.S. Employer Identification No.)

9295 Prototype Drive
Reno, Nevada 89521
(Address of principal executive offices)

(775) 448-7777
(Registrant’s telephone number, including area code)

www.IGT.com
(Registrant’s website)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2005
Common Stock
par value $.00015625 per share	345,042,532

International Game Technology

i

ABBREVIATIONS LISTING

Certain abbreviations or acronyms used in this Form 10-Q have the following meanings:

Abbreviation	Definition
Acres	Acres Gaming Incorporated

Anchor	Anchor Gaming

APB	Accounting Principles Board

ARB	Accounting Research Bulletin

ARPU	average revenue per unit

CCSC	Colorado Central Station Casino

CDS	central determination system

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

EPS	earnings per share

ERP	enterprise resource planning

FASB	Financial Accounting Standards Board

Friendly Matrix	Friendly Matrix Internet Company LLC

Hi-Tech	Hi-Tech Gaming

MDA	management’s discussion & analysis

NDT	The Nevada Department of Taxation

OES	OnLine Entertainment Systems

OSHA	Occupational Safety & Health Administration

pp	percentage points

R&D	research and development

SBG	server based gaming

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standard

TITO	ticket-in/ticket-out

TRO	temporary restraining order

UK	United Kingdom

US	United States

VIE	variable interest entity

VLT	video lottery terminal

WAP	wide area progressive

*	not meaningful (in tables)

 ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended
	December 31,
	2004	2003

(In thousands, except per share amounts)
Revenues
Product sales	$354,277	$330,483
Gaming operations	286,928	277,578

Total revenues	641,205	608,061

Costs and operating expenses
Cost of product sales	190,708	164,253
Cost of gaming operations	137,474	122,742
Selling, general and administrative	74,335	67,706
Depreciation and amortization	16,585	13,805
Research and development	31,713	31,707
Provision for bad debts	667	5,605

Total costs and operating expenses	451,482	405,818

Operating income	189,723	202,243

Other income (expense)
Interest income	15,391	14,658
Interest expense	(14,891)	(29,996)
Other	1,096	(252)

Other income (expense), net	1,596	(15,590)

Income from continuing operations before tax	191,319	186,653
Provision for income taxes	68,875	69,995

Income from continuing operations	122,444	116,658
Discontinued operations, net of tax of $35,800	—	59,666

Net income	$122,444	$176,324

Basic earnings per share
Continuing operations	$0.35	$0.34
Discontinued operations	—	0.17

Net income	$0.35	$0.51

Diluted earnings per share
Continuing operations	$0.33	$0.32
Discontinued operations	—	0.16

Net income	$0.33	$0.48

Weighted average shares outstanding
Basic	345,856	345,408
Diluted	374,103	375,141

Cash dividends declared per share	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004

(In thousands, except shares and par value)
Assets
Current assets
Cash and cash equivalents (restricted $135,730 and $142,667)	$876,108	$765,051
Investment securities, at market value	1,471	1,572
Accounts receivable, net of allowances for doubtful accounts of $23,610 and $26,064	382,357	359,714
Current maturities of long-term notes and contracts receivable, net	65,384	55,202
Inventories	171,627	165,601
Investments to fund liabilities to jackpot winners	50,948	50,191
Deferred income taxes	35,882	35,944
Prepaid expenses and other	78,812	76,429

Total current assets	1,662,589	1,509,704

Long-term notes and contracts receivable, net	95,897	87,284
Property, plant and equipment, net	338,350	329,058
Investments to fund liabilities to jackpot winners	474,818	468,238
Deferred income taxes	20,089	49,056
Intangible assets, net	257,234	258,169
Goodwill, net	1,038,101	1,035,589
Other assets	122,330	135,866

	$4,009,408	$3,872,964

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of long-term notes payable	$32,634	$103
Accounts payable	73,063	85,692
Jackpot liabilities	211,194	209,205
Accrued employee benefit plan liabilities	20,088	59,071
Dividends payable	41,637	41,531
Accrued interest	5,087	3,838
Accrued income taxes	29,819	7,537
Other accrued liabilities	176,631	153,032

Total current liabilities	590,153	560,009
Long-term notes payable, net of current maturities	794,402	791,848
Long-term jackpot liabilities	511,333	510,057
Other liabilities	34,693	34,401

	1,930,581	1,896,315

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares authorized; 708,861,107 and 707,972,543 shares issued	111	111
Additional paid-in capital	1,627,096	1,607,717
Treasury stock: 361,883,061 and 361,881,722 shares, at cost	(1,821,817)	(1,821,770)
Deferred compensation	(14,152)	(11,822)
Retained earnings	2,282,237	2,201,436
Accumulated other comprehensive income	5,352	977

	2,078,827	1,976,649

	$4,009,408	$3,872,964

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CASH FLOWS STATEMENTS

	Quarters Ended
	December 31,
	2004	2003

(In thousands)
Operations
Net income	$122,444	$176,324
Adjustments:
Depreciation and amortization	42,482	35,187
Discounts, premiums and deferred offering costs	4,101	4,900
Stock-based compensation	1,110	1,246
Provision for bad debts	667	5,605
Provision for inventory obsolescence	6,751	3,542
(Gain) loss on sale of assets and debt redemption	(14)	564
Gain on sale of discontinued operations	—	(92,050)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(40,392)	(8,933)
Inventories	(9,219)	(20,166)
Accounts payable and accrued liabilities	(33,661)	(52,902)
Jackpot liabilities	(1,821)	2,945
Income taxes payable and deferred, net of employee stock plan tax benefits	53,727	74,555
Other current assets	(5,531)	(1,452)
Other non-current assets	13,092	4,992

Net cash from operations	153,736	134,357

Investing
Capital expenditures	(44,367)	(37,867)
Proceeds from sale of assets	22	664
Proceeds from sale of discontinued operations	—	143,000
Net proceeds from (purchases of) investments to fund jackpots	491	(1,683)
Payments received on loans receivable	752	11,344
Business acquisitions	(3,550)	(109,653)

Net cash (used for) from investing	(46,652)	5,805

Financing
Net proceeds from borrowings	32,290	4,048
Proceeds from employee stock plans	10,316	11,692
Dividends paid	(41,537)	(69,183)

Net cash from (used for) financing	1,069	(53,443)

Effect of foreign exchange rates on cash	2,904	1,688

Net change in cash and equivalents	111,057	88,407

Beginning cash and equivalents	765,051	1,311,558

Ending cash and equivalents	$876,108	$1,399,965

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Cash Flows Information

Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of income, plus depreciation that is classified as a component of cost of product sales and cost of gaming operations.

	Quarters Ended
	December 31,
	2004	2003

(In thousands)
Net cash flows to fund jackpots
Collections to fund jackpots	$65,160	$64,003
Payments to winners	(66,981)	(61,058)

Net change in jackpot liabilities	(1,821)	2,945

Purchases of investments to fund jackpots	(12,122)	(11,144)
Proceeds from investments to fund jackpots	12,613	9,461

Net proceeds from (purchases of) investments to fund jackpots	491	(1,683)

Net cash flows for funding jackpots	$(1,330)	$1,262

Capital expenditures
Investment in property, plant and equipment	$(15,249)	$(7,099)
Investment in gaming operations equipment	(26,435)	(29,338)
Investment in intellectual property	(2,683)	(1,430)

Total capital expenditures	$(44,367)	$(37,867)

Payments
Interest	$2,140	$38,025
Income taxes	15,728	33,390

Non-cash items
Tax benefit of employee stock plans	5,576	4,892
Treasury stock acquired for stock awards exercised or forfeited	47	—
Interest accretion for investments to fund jackpots	7,836	5,758
Interest accretion on zero-coupon convertible debentures	2,554	2,604

Acquisitions
Fair value of assets acquired	5,168	149,833
Fair value of liabilities assumed	1,618	40,180

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and include all adjustments necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for the full year. This quarterly report should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2004. Certain prior period amounts have been reclassified to be consistent with the presentation used in the current period.

Our consolidated financial statements include the accounts of International Game Technology and all majority owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all fiscal periods are presented as ending on the calendar month end. The results of operations for fiscal 2005 will contain 52 weeks versus 53 weeks in fiscal 2004. The results of operations for the quarter ended December 31, 2004 contained 13 weeks versus 14 weeks in the prior year quarter.

Recently Issued Accounting Standards

EITF 04-8

In December 2004, the FASB issued and we adopted EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. We restated the first quarter of fiscal 2004 to reduce diluted EPS from continuing operations by $0.01 related to an additional 20.5 million outstanding debenture shares previously excluded because the conversion event had not occurred. IGT will also be required to restate diluted EPS from continuing operations for the last three quarters of fiscal 2003, resulting in a reduction of approximately $0.03 in fiscal year 2003.

SFAS 123(R)

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, replacing SFAS 123, Accounting for Stock-Based Compensation, and superseding APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires recognition of share-based compensation in the financial statements. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 and will be adopted by IGT in the fourth quarter of fiscal 2005. We continue to evaluate our compensation practices, as well as other available valuation models for valuing our stock options. See Note 2.

SFAS 151

In November 2004, the FASB issued SFAS 151, Inventory Costs, amending ARB 43 Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. Unallocated overhead costs must be expensed in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, IGT’s fiscal 2006. We anticipate no material impact on our results of operations or financial position as a result of adopting this statement.

SFAS 153

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, amending APB 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be adopted by IGT in the fourth quarter of fiscal 2005. We anticipate no material impact on our results of operations or financial position as a result of adopting this statement.

2. Stock Based Compensation

As permitted by SFAS 123, we continue to account for stock based compensation plans in accordance with APB 25 which determines the compensation cost of stock options issued for non-variable plans like ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock-based compensation plans are predominantly plans where the option price is equal to or greater than the price the stock would be in an offer to all shareholders and therefore, no compensation cost is recorded. We do record stock-based compensation for the intrinsic value of restricted shares issued and when terms of an outstanding option are modified or converted in an acquisition.

The following pro forma financial information reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation costs that would have been recorded if the SFAS 123 fair value method had been applied to all awards granted, modified, or settled since the beginning of fiscal 1996.

	Quarters Ended
	December 31,
	2004	2003

(In thousands, except per share amounts)
Reported net income	$122,444	$176,324
Reported stock compensation, net of tax	710	779
Pro forma stock compensation, net of tax	(7,171)	(7,814)

Pro forma net income	115,983	169,289
After-tax interest expense on convertible debentures	2,352	2,328

Pro forma diluted EPS numerator	$118,335	$171,617

Basic earnings per share
As reported	$0.35	$0.51
Pro forma	0.34	0.49
Diluted earnings per share
As reported	$0.33	$0.48
Pro forma	0.32	0.46

3. Inventories

Inventories consisted of the following:

	December 31,	September 30,
	2004	2004

(In thousands)
Raw materials	$88,498	$80,510
Work-in-process	3,747	4,535
Finished goods	79,382	80,556

Total inventories	$171,627	$165,601

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	September 30,
	2004	2004

(In thousands)
Land	$20,056	$19,979
Buildings	87,482	89,958
Gaming operations equipment	408,601	392,036
Manufacturing machinery and equipment	214,975	206,499
Leasehold improvements	11,390	8,141
Construction in process	32,680	25,813

Total	775,184	742,426

Less accumulated depreciation	(436,834)	(413,368)

Property, plant and equipment, net	$338,350	$329,058

Construction in process includes $30.5 million at December 31, 2004 and $22.1 million at September 30, 2004 related to new facilities under construction in Las Vegas and Reno.

5. Acquisitions, Divestitures and Discontinued Operations

We have not provided pro forma financial information for the following acquisitions, as they were not material to our consolidated results.

Friendly Matrix

On December 16, 2004, IGT acquired substantially all assets of Friendly Matrix, with several products that will enhance our IGT Advantage™ systems functionality and extend our reach into key markets. Total purchase consideration of $1.5 million was preliminarily allocated mostly to developed technology.

Hi-Tech

On December 31, 2004, IGT agreed to acquire substantially all of the assets of Hi-Tech, our former distributor of gaming equipment and services in Canada. This asset acquisition will allow us to further develop our Canadian customer relationships, integrating Hi-Tech’s employees with IGT’s resources. Total preliminary purchase consideration of $11.2 million has been allocated to accounts receivable, inventories, and intangibles. The final purchase consideration is subject to adjustment based on the net book value of assets acquired.

Acres

On October 27, 2003, we completed the acquisition of Acres, specializing in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty. This business combination provided IGT the ability to work more closely with the Acres gaming systems technology to develop more integrated gaming systems products, as well as increasing our competitive marketing capacity. The aggregate purchase price of $134.0 million was allocated to net tangible assets of $9.7 million, identifiable intangibles and goodwill of $122.5 million, and in-process R&D of $1.8 million charged immediately to expense.

Divestitures and Discontinued Operations

Subsequent to the completion of the Anchor acquisition on December 30, 2001, we divested certain acquired operations inconsistent with IGT’s core business strategy. In fiscal 2004, we completed the sale of IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc., collectively referred to as OES, for total cash proceeds of $151.5 million resulting in a gain of $56.8 million, net of tax. The gain in discontinued operations for the first quarter of fiscal 2004, summarized below, reflected a preliminary estimated receivable for the working capital settlement finalized in the third quarter of fiscal 2004.

December 31,
2003
(In thousands)
Net revenue	$13,558

Income before tax	$3,416
Provision for income taxes	(1,281)

Income, net of tax	2,135

Gain on sale before tax	92,050
Provision for income taxes	(34,519)

Gain on sale, net of tax	57,531

Discontinued operations, net of tax	$59,666

6. Notes and Contracts Receivable

Allowances for doubtful notes and contracts:

	December 31,	September 30,
	2004	2004

(In thousands)
Current	$24,991	$23,871
Long-term	19,502	18,507

	$44,493	$42,378

7. Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents and receivables. We maintain cash balances at several financial institutions in amounts, which may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. The table below shows the composition of our accounts, contracts, and notes receivable at December 31, 2004.

Domestic Regions
Nevada	31%
California	9
Louisiana	6
Mississippi	4
Eastern region	4
Canada	3
Other US regions, 3% or less individually	17

Total domestic	74%

International Regions
Japan	11
Europe	8
Other international, 3% or less individually	7

Total international	26%

8. Intangibles and Goodwill

The additions below include $4.1 million of contracts and customer relationships acquired from Hi-Tech and $1.4 million of developed technology acquired from Friendly Matrix. Patent additions include purchased patents and capitalized legal costs for patent applications.

		Weighted
		Average
Three months ended December 31, 2004	Additions	Life (years)

(In thousands, except life)
Finite lived intangibles:
Patents	$2,683	6
Contracts	3,662	3
Developed technology	1,415	10
Customer relationships	417	2

Total	$8,177

Intangible Balances

	December 31, 2004			September 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

(In thousands)
Finite lived intangible assets:
Patents	$289,416	$71,473	$217,943	$286,733	$64,825	$221,908
Contracts	11,759	2,778	8,981	8,094	2,341	5,753
Trademarks	9,943	6,491	3,452	9,828	5,969	3,859
Developed technology	25,633	4,635	20,998	24,218	3,717	20,501
Customer relationships	6,217	357	5,860	5,800	160	5,640
Backlog	6,100	6,100	—	6,100	5,592	508

Net carrying amount	$349,068	$91,834	$257,234	$340,773	$82,604	$258,169

Amortization of Intangibles

Our aggregate amortization expense totaled $9.2 million in the current quarter and $7.8 million in the comparable prior year quarter.

	2005	2006	2007	2008	2009

(in millions)
Estimated annual amortization	$36.5	$33.9	$31.0	$27.9	$26.0

Goodwill Changes and Balances by Segment

	North America	International
	Division	Division	Total
(In thousands)
Balance at beginning of year	$994,686	$40,903	$1,035,589
Tax benefit of Anchor options exercised	(197)	—	(197)
Foreign currency translation adjustment	—	2,709	2,709

Balance at December 31, 2004	$994,489	$43,612	$1,038,101

9. Debt

	December 31,	September 30,
Outstanding Balance	2004	2004
(In thousands)
Senior credit facility – term loan	$200,000	$200,000
Foreign credit facilities	32,634	—
Senior convertible debentures, net of unamortized discount	594,402	591,848
Senior notes	—	103

Total	827,036	791,951
Less current maturities	(32,634)	(103)

Long-term notes payable, net of current maturities	$794,402	$791,848

We continue to be in full compliance with all covenants contained in all debt agreements at December 31, 2004.

Senior Credit Facility

The interest rate on the $200.0 million term loan was 2.2% at September 30, 2004, reset to 2.67% on October 15, 2004, and reset to 3.26% on January 18, 2005. Of the $1.3 billion revolver portion of the credit facility, $4.0 million was reserved for letters of credit at December 31, 2004.

Foreign Credit Facilities

Our foreign credit facilities totaled $56.8 million, with $32.6 million borrowed at interest rates ranging from 1.82% to 1.83% and $24.2 million available at December 31, 2004. Renewals occur annually in January and July.

Senior Convertible Debentures

The market price condition for convertibility of our debentures was not met during the measurement periods ended October 18, 2004 and January 18, 2005. With the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share in the first quarter of 2005, we included all outstanding debenture shares in diluted EPS. See Note 10.

10. Earnings Per Share

The reconciliation of basic to diluted EPS from continuing operations below reflects the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our first quarter of 2005. Accordingly, as of December 31, 2004, our outstanding debenture shares have been included in diluted EPS for all periods presented. Since the end of the current period through February 8, 2005, we repurchased 2.0 million additional common shares or approximately 1% of outstanding shares. There were no other transactions in the same period that would have materially changed the number of basic or diluted shares outstanding.

	Quarters Ended
	December 31,
	2004	2003
(In thousands, except per share amounts)
Income from continuing operations	$122,444	$116,658
After-tax interest expense on convertible debentures	2,352	2,328

Diluted EPS Numerator	$124,796	$118,986

Weighted average common shares outstanding:
Basic	345,856	345,408
Dilutive effect of stock awards	7,716	9,202
Dilutive effect of debentures	20,531	20,531

Diluted EPS Denominator	374,103	375,141

Basic earnings per share	$0.35	$0.34
Diluted earnings per share	$0.33	$0.32

Weighted average antidilutive stock award shares excluded from diluted EPS	4,136	233

11. Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

12. Comprehensive Income

	Quarters Ended
	December 31,
	2004	2003
(In thousands)
Net income	$122,444	$176,324
Currency translation adjustments	4,438	4,188
Unrealized gains (losses) on investment securities	(63)	7

Comprehensive income	$126,819	$180,519

13. Commitments and Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Alliance

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada (Case No. CV-S-04-1676-RCJ-RJJ), alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT including US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer to IGT’s complaint that raised various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents and for intentional interference with prospective business advantage.

Environmental Matters

CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against current and prior owners and operators of properties located within the site for remediation and response costs associated with their properties and with the entire site. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. We have applied the guidance in Statement of Position 96-1 “Environmental Remediation Liabilities” and determined that a liability has not been incurred.

Miller

In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al., (Case No. 470016). The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a TRO to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendant’s motion to dismiss the second amended complaint. On May 12, 2004 the Court issued an order denying defendants motion to dismiss. Pursuant to stipulation of the parties on August 13, 2004, plaintiff filed a third amended complaint. Defendants have filed a motion to dismiss the third amended complaint. The Court has not yet ruled on this motion.

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

The Attorney General and IGT both filed motions to dismiss the complaint in January 2004, and the Court unsealed the action in February 2004. The Court denied both motions to dismiss the complaint on July 1, 2004. A Petition for Writ of Mandamus was filed with the Nevada Supreme Court in September 2004. The Court granted the petition. A stay of the lower court proceedings was granted by the trial court in September 2004.

In October 2004, NDT advised IGT that it had a good-faith legal basis for its position that no sales tax was payable on royalties received, but also advised IGT that NDT believed that sales tax may be payable on some amount of the royalties. IGT disagrees with NDT’s position that sales tax may be payable on any part of the royalties and continues to correspond with NDT on this issue.

OSHA Matter

On July 8, 2004, two former employees filed a complaint with the US Department of Labor, OSHA, alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor’s patents in connection with IGT’s acquisition of Anchor in 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of the Board of Directors, reviewed the allegations and found them to be entirely without merit.

In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at December 31, 2004 totaled $120.8 million, with a remaining life of approximately 11 years. On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada. IGT believes that the allegations are without merit and intends to vigorously defend this matter.

Poulos

Along with a number of other public gaming corporations, IGT is a defendant in three class action lawsuits: one filed in the US District Court of Nevada, entitled Larry Schreier v. Caesars World, Inc., et al, and two filed in the US District Court of Florida, entitled Poulos v. Caesars World, Inc., et al. and Ahern v. Caesars World, Inc., et al., which have been consolidated into a single action. The Court granted the defendants’ motion to transfer venue of the consolidated action to Las Vegas. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act, and also give rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars. In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. The defendants filed their consolidated answer to the Consolidated Amended Complaint in February 1998. In March 2002, the Court directed that certain merits discovery could proceed. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. All briefings were completed and oral arguments were heard in January 2004. On August 10, 2004, a three-judge panel of the Ninth Circuit Court of Appeals upheld US District Court Judge Roger Hunt in his denial of class certification. The class plaintiffs did not appeal the decision and are proceeding with only their individual claims. A jury trial has been set for September 12, 2005.

Siena

In November 2001, Wild Games NG, LLC, owner and operator of the Siena Hotel Spa Casino, filed suit against Acres in Washoe County Nevada District Court. Siena alleges Acres failed to perform obligations under an Equipment Sale Agreement and seeks consequential damages largely comprised of lost profits. Acres believes that Siena’s claims are unfounded and not permitted by the Equipment Sales Agreement. Acres has filed a counterclaim seeking payments due from Siena. All discovery has been completed. A jury trial has been set for March 14, 2005.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements, and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to our gaming operations totaled $6.8 million at December 31, 2004. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.0 million at December 31, 2004.

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

Reconciliation of product warranty liability

(In thousands)
Balance at beginning of year	$6,939
Reduction for payments made	(2,650)
Accrual for new warranties issued	2,980
Adjustments for pre-existing warranties	(1,518)

Balance at December 31, 2004	$5,751

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

14. Derivatives

We recognize all derivatives as either assets or liabilities at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program, as defined in our corporate risk management policy, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. The counterparties to these instruments are major commercial banks and we believe that losses related to credit risk are remote. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Hedging

We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currency. Fluctuations in the value of these derivative instruments are generally offset by the value of underlying exposures. Our forward currency contracts are not designated FAS 133 hedging instruments and resulting gains or losses are recognized in current earnings. At December 31, 2004, we hedged $36.6 million of net foreign currency exposure with $32.6 million in forward currency contracts compared to $53.1 million of exposure hedged with $43.8 million in forward contracts at September 30, 2004.

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

Debentures Yield Adjustment

The yield adjustment feature of our debentures requires contingent cash interest payments that are triggered by our stock price and is considered a FAS 133 embedded derivative requiring bifurcation. However, since IGT could exercise its redemption right in anticipation of an upward adjustment, we expect that an investor would attribute no economic value to this feature. Accordingly, we have ascribed no value and recorded no derivative asset or liability for this embedded derivative.

15. Business Segments

We currently view our business in two regional operating segments, each incorporating all relevant revenues from product sales and gaming operations:

ª	The North America Division encompasses our operations in the US and Canada, including the IGT Systems group

ª	The International Division with offices in Asia, Australia, New Zealand, Europe, Latin America, South Africa, the UK and Japan

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

The Corporate Division manages certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions such as human resources, information systems, and legal. The Corporate Division includes all income and expenses related to debt, investment securities, hedging and other corporate assets.

On a consolidated basis we do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. IGT’s segment profit reflects income from continuing operations before tax.

	Quarters Ended
	December 31,
	2004	2003
(In thousands)
North America Division
Revenues	$463,423	$510,605
Product sales	182,102	236,883
Gaming operations	281,321	273,722

Inter-company revenues	28,888	29,074

Segment profit	167,768	202,152
International Division
Revenues	$177,782	$97,456
Product sales	172,175	93,600
Gaming operations	5,607	3,856

Inter-company revenues	322	3

Segment profit	48,699	27,369
Corporate Division
Segment loss	$(25,148)	$(42,868)

Consolidated
Revenues	$641,205	$608,061
Product sales	354,277	330,483
Gaming operations	286,928	277,578

Inter-company revenues	29,210	29,077

Segment profit	191,319	186,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of changes in the financial condition and results of operations of International Game Technology. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2004. Throughout this section, the tables are presented with dollars in millions, except ARPU and EPS and variance amounts may not cross foot due to rounding.

Unless the context indicates otherwise, reference throughout this report to “International Game Technology,” “IGT,” “we,” “our,” “management” or “the Company” includes International Game Technology and its consolidated subsidiaries and VIEs. Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

Our MDA is organized into the following sections:

ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	CONSOLIDATED OPERATING RESULTS — a first quarter year-over-year comparative analysis of income from continuing operations

ª	BUSINESS SEGMENT RESULTS — a first quarter year-over-year comparative analysis of business segment results

ª	LIQUIDITY AND CAPITAL RESOURCES — a first quarter year-over-year comparative analysis of cash flows and capital resources

ª	FINANCIAL CONDITION –- analysis of significant changes in our financial position

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	FORWARD LOOKING STATEMENTS AND RISK FACTORS — cautionary information about forward looking statements and a description of certain risks and uncertainties associated with our business

OUR BUSINESS

International Game Technology is a global company specializing in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products. We strive to maintain a diverse portfolio of gaming products that span a wide range of categories and target customer markets with a variety of games, platforms and systems offered across a continuously expanding network of gaming jurisdictions worldwide.

We are a Standard and Poor’s 500 company with annual revenues of $2.5 billion in fiscal 2004. We derive our revenues in two ways, either from sales of our products (product sales) or from recurring revenues based on customer usage of our products (gaming operations). We currently view our business in two regional operating segments:

ª	North America, encompassing the US and Canada

ª	International, with offices in Asia, Australia, New Zealand, Europe, Latin America, South Africa, the UK and Japan

Additionally, our Corporate Division administers certain unallocated income and expenses related to company-wide initiatives. See the BUSINESS SEGMENT RESULTS below and Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information and financial results.

OUR FOCUS

Product Demand

Demand for our products is driven principally by:

ª	technological innovations that create new, more sophisticated games and customer cost savings

ª	new or expanding gaming properties

ª	establishment or expansion of legalized gaming jurisdictions

ª	entertainment value to the player

Following several consecutive years of record growth, largely related to the TITO accelerated replacement cycle, we expect fiscal 2005 will be a transitional year. However, we estimate that 200,000 machines remain unconverted in the market and are potential TITO replacement candidates. Offsetting the decline in machine demand from the maturing of the TITO replacement market in North America, we anticipate:

ª	increased profit contribution from our international markets

ª	margin expansion generated by a diversified product mix

ª	increased revenues from non-machine or non-box products

However, we still remain dependent upon gaming market expansion for growth, and opportunities have been slower to materialize than previously expected.

Product Development

Our business can be explained as the creation of game content and the delivery of these games to the consumer via platforms and systems. We are a prominent designer of games, platforms and systems in the gaming industry. We accomplish this by anticipating client needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our product development efforts are supported by a considerable emphasis and investment in research and development, which has enabled us to maintain a leadership position in the industry.

We continue to move forward in developing gaming products of the future, including system-centric SBG. To date, we have introduced a number of casino-wide integrated products that enhance the players’ gaming experience and provide operational efficiencies for our customers. We are now leveraging on this experience and our CDS technology in developing SBG products. SBG developments under way for the rest of 2005 will bring new applications for more active casino floor management, “games-on-demand”, player-shared interactive games, as well as provide us with tools to better manage customer pricing. As the market shifts toward a more system-centric gaming environment, we expect a growing portion of our business will come from non-box revenues.

We anticipate additional fiscal 2005 growth in our casino market gaming operations installed base through new video game introductions, including Fort Knox©, a multi-level progressive game, along with Star Wars©, and Video Megabucks©. Additionally, we expect to realize the benefit of expansion into non-traditional gaming markets, given the current outstanding orders for over 1,500 CDS gaming operations units. We also continue our strategy to improve gaming operations revenues by managing the types of games and jurisdictions where games are placed.

Market Opportunities

We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue additional opportunities in international areas. The opportunities, challenges and our successes, vary across these jurisdictions.

We continue to monitor expanding and emerging markets in North America, including California, Oklahoma and New York. We also track gaming legislation in potential new markets, such as Ohio, Maryland, and Massachusetts, all facing fiscal budget needs with previous legislative activity surrounding the legalization of machine gaming. Gaming expansion is ongoing in Pennsylvania and numerous CDS markets nationwide, including our new direct sales initiatives in Florida and the state of Washington.

Over the next few years, we anticipate growing international market expansion opportunities in Russia, numerous jurisdictions in Asia and the UK. We are concentrating an increasing level of management and development resources toward product localization, so that we export a US manufactured product that has been customized for local cultures into foreign countries.

Competition

We maintain a global competitive advantage with our abilities to:

ª	offer a dynamic and diverse library of innovative, strong performing games

ª	develop and protect our extensive collection of intellectual properties

ª	provide the highest levels of customer service and support

We also have the added benefit of our:

ª	financial strength to aggressively research and develop new products

ª	extensive and well established infrastructure of sales and manufacturing

ª	worldwide recognition and geographic diversity

Our market share in spinning reel and video poker machines remains stable, but we expect increased competitive pressures in the video spinning reel gaming machine markets, especially in North America.

Sales of our IGT AdvantageTM systems is successfully capturing additional market share with its value added technology offerings. With a number of significant new IGT AdvantageTM systems contracts, including Pinnacle Entertainment, six Isle of Capri properties, Hard Rock in Biloxi and three southern Nevada Harrah’s properties, we now have systems contracts with most major gaming operators.

Capital Deployment

We continued to generate substantial operating cash flows in the current quarter, affording us the flexibility to reinvest in our business through capital expenditures and business acquisitions, as well as generate returns to our shareholders through dividends and share repurchases. We use cash available from operations after capital expenditures for our share repurchase plan, dividends to our shareholders, and strategic business acquisitions. See the LIQUIDITY section that follows for current share repurchase and dividend activity.

Strategic Business Acquisitions and Alliances are part of our ongoing efforts to create shareholder value designed to complement our internal resources. In keeping with efforts to diversify and expand, we entered into agreements for the following strategic business acquisitions during the first quarter of 2005:

ª	Friendly Matrix, with several products that will enhance functionality in our IGT AdvantageTM systems and extend our reach into key markets

ª	Hi-Tech, our former distributor and supplier of gaming equipment and services in Canada

We expect these business acquisitions will facilitate incremental future growth and eventual economies of scale, although they were not material and are not expected to produce near-term earnings accretion. See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional financial details of these acquisitions.

Additionally, on January 14, 2005, IGT agreed to formalize terms with Scientific Games Corporation for a worldwide, long-term strategic alliance to jointly develop gaming systems products. In the near term, we will cooperate in a Louisiana procurement submission for a central monitoring system featuring a comprehensive combined solution to fit the needs of the Louisiana market.

CONSOLIDATED OPERATING RESULTS

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount		%
(Dollars in millions, except ARPU & earnings per share)
Revenues	$641.2	$608.1	$33.1		5%
Product sales	354.3	330.5	23.8		7%
Gaming operations	286.9	277.6	9.4		3%

Gross profit	$313.0	$321.1	$(8.0)		(3%)
Product sales	163.6	166.2	(2.7)		(2%)
Gaming operations	149.5	154.8	(5.4)		(3%)

Gross margin	49%	53%	(4	)pp	(8%)
Product sales	46%	50%	(4	)pp	(8%)
Gaming operations	52%	56%	(4	)pp	(7%)

Operating income	$189.7	$202.2	$(12.5)		(6%)
Margin	30%	33%	(3	)pp	(9%)

Income from continuing operations	$122.4	$116.7	$5.8		5%
Discontinued operations	—	59.7	(59.7)		*
Net income	122.4	176.3	(53.9)		(31%)

Diluted earnings per share:
Continuing operations	$0.33	$0.32	$0.01		3%
Discontinued operations	—	0.16	(0.16)		*
Net income	0.33	0.48	(0.15)		(31%)

Units shipped	55,300	46,100	9,200		20%
ARPU	$6,400	$7,200	$(800)		(11%)

Installed base units	37,000	34,400	2,600		7%

Quarter Ended December 31, 2004 vs Quarter Ended December 31, 2003

IGT improved financial results in the first quarter of 2005, attributable to record international revenues and shipments. International improvements were driven by the success of our latest pachisuro game in Japan, The Terminator™. This accomplishment demonstrates the strength of our geographic diversity compensating for the slowing replacement demand in North America.

Consolidated gaming operations revenues grew in the first quarter of fiscal 2005 primarily due to the increase in our installed base of machines and improvements in the game placement mix leading to higher yields per game placed. The consolidation of the VIE operations beginning in the third quarter of fiscal 2004 also increased revenues and expenses in the current quarter by $10.7 million over the prior year quarter. The VIE consolidations had no material impact to gross profit dollars or net income.

As a result of our 52/53-week accounting year, the current quarter contained 13 weeks versus 14 weeks in the comparable prior year quarter. The additional week in the prior year quarter primarily benefited gaming operations and increased our operating expenses. Excluding the extra week in the prior year quarter and the effect of the VIE consolidations in the current quarter, gaming operations revenues would have grown by 7% and gross profit by 4%.

Income and EPS from continuing operations grew in the current year quarter in spite of the additional week in the prior year quarter. Consolidated ARPUs decreased in the current quarter compared to the prior year quarter due to the increased volume of lower priced pachisuro machines.

In the current quarter, we declared cash dividends of $0.12 per share to be paid in January 2005 and paid out $41.5 million for dividends declared in September 2004.

Discontinued operations in the prior year quarter related to certain Anchor operations divested subsequent to acquisition. See Note 5 of our Unaudited Condensed Consolidated Financial Statements.

In the current quarter, we adopted EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, requiring that convertible shares be included in diluted earnings per share regardless of whether the market price trigger has occurred. Accordingly, we restated the prior year quarter EPS to include the impact of an additional 20.5 million shares related to our outstanding convertible debentures, previously excluded because the conversion event had not occurred.

Operating Expenses

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount	%
(In millions)
Selling, general and administrative	$74.3	$67.7	$6.6	10%
Depreciation and amortization	16.6	13.8	2.8	20%
Research and development	31.7	31.7	—	—
Provision for bad debts	0.7	5.6	(4.9)	(88%)

Total	$123.3	$118.8	$4.5	4%

Percent of revenue	19%	20%	—	—

Quarter Ended December 31, 2004 vs Quarter Ended December 31, 2003

Current quarter operating expenses increased over the prior year quarter as a result of the following:

ª	an additional month of Acres operating costs included in the current quarter

ª	higher international selling, general and administrative expenses consistent with increased international revenues

ª	changes in foreign currency exchange rates

ª	higher intellectual property amortization and increased depreciation related to our ERP implementations

These increases were partially offset by decreased provisions for bad debt required to maintain our bad debt allowance and a higher mix of international receivables. Increased receivables in Japan carry lower collections risk as they are secured by promissory notes.

Additionally, the prior year quarter included approximately $8.0 million in additional operating expense as a result of an extra week related to the timing of our 52/53-week accounting year.

Other Income (Expense) and Taxes

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount		%
(In millions)
Interest income	$15.4	$14.7	$0.7		5%
Interest expense	(14.9)	(30.0)	15.1		50%
Other	1.1	(0.3)	1.3		*

Other income (expense), net	$1.6	$(15.6)	$17.2		110%

Provision for income taxes	$68.9	$70.0	$(1.1)

Tax rate	36.0%	37.5%	(1.5	)pp

Quarter Ended December 31, 2004 vs Quarter Ended December 31, 2003

Total other income (expense), net, improved in the current quarter as a result of reduced interest expense relating to the early redemption in fiscal 2004 of our 2004 and 2009 senior notes that were outstanding in the prior year quarter.

Interest income and expense related to the operation of our WAP systems are similar and increase at approximately the same rate based on the growth in total jackpot winners electing installment payments. Our WAP operations also hold a significant amount of cash investments on which we earn interest income. Interest income related to our WAP systems operations totaled $9.1 million in the current quarter and $6.3 million in the prior year quarter. Interest expense related to our WAP systems operations totaled $7.8 million in the current quarter and $5.8 million in the prior year quarter. The increases in WAP interest were related primarily to the consolidation of the progressive system trust VIEs.

Our effective tax rate decreased to 36.0% in the current quarter compared to 37.5% in the prior year quarter based on changes to the geographic mix of estimated annual taxable income and higher R&D tax credits.

BUSINESS SEGMENT RESULTS

IGT’s operating segments’ profit reflects income from continuing operations before tax, including applicable operating expenses, and other income and expense. Prior year amounts have been reclassified to conform to the current management view and presentation. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information about our business segments.

North America Division

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount		%
(Dollars in millions, except ARPU)
Revenues	$463.4	$510.6	$(47.2)		(9%)
Product sales	182.1	236.9	(54.8)		(23%)
Gaming operations	281.3	273.7	7.6		3%

Gross profit	$244.2	$276.4	$(32.2)		(12%)
Product sales	99.3	124.7	(25.4)		(20%)
Gaming operations	145.0	151.8	(6.8)		(4%)

Gross margin	53%	54%	(1	)pp	(2%)
Product sales	55%	53%	2	pp	4%
Gaming operations	52%	55%	(3	)pp	(5%)

Operating income	$162.9	$198.7	$(35.8)		(18%)
Margin	35%	39%	(4	)pp	(10%)

Segment profit	$167.8	$202.2	$(34.4)		(17%)
Margin	36%	40%	(4	)pp	(10%)

Units shipped	14,700	22,600	(7,900)		(35%)
ARPU	$12,400	$10,500	$1,900		18%

Installed base units	36,200	33,600	2,600		8%

Quarter Ended December 31, 2004 vs Quarter Ended December 31, 2003

North America product sales revenues and gross profit decreased during the current quarter as a result of a reduced demand for TITO related replacement machines, offset by higher pricing realization.

Improvements in product sales gross margin and ARPUs in the current quarter were a result of the following in order of decreasing significance:

ª	unit price increases that were effective in the current quarter

ª	lower material costs coupled with operational efficiencies

ª	an increase in the mix of higher margin IGT Advantage™ systems

ª	additional intellectual property revenues

North America product sales include our mix of non-machine related revenues totaling $50.2 million in the current quarter and $49.3 million in the prior year quarter. Margins on non-machine related revenues range from 10 to 30 pp higher than machine margins.

We expect North America product sales gross profit margin to run approximately 54% to 56% for the remainder of fiscal 2005 on the continued strength of stronger price realization, greater mix of systems related revenues, game conversions and machine retrofits.

The most recent replacement cycle that arose from the demand for cashless enabled gaming machines is now slowing. We expect this demand to remain below the levels experienced in fiscal 2004. Also, we remain dependent upon gaming market expansion for growth, which has been slower to materialize than expected.

North America gaming operations revenues increased in the current quarter compared to the prior year quarter primarily as a result of:

ª	growth in our installed base, including racino and CDS units

ª	increased play levels on WAP games across majority of North America markets, resulting from new game introductions and a more favorable jurisdictional mix

ª	an additional $10.7 million related to the VIEs consolidated in the current quarter

Excluding the extra week of operations which contributed $19.9 million to the prior year quarter and the additional revenue contributed as a result of the VIE consolidations in the current quarter, gaming operations revenues would have grown by 7%.

North America gaming operations gross profit decreased in the current quarter compared to the prior year quarter as a result of:

ª	the extra week in the first quarter of fiscal 2004 which added $11.1 million in gross profit

ª	an increase in the current installed base of lower yielding racino and CDS games

ª	additional expenses related to the managed removal of lower performing games and obsolescence

Partially offsetting the factors which resulted in lower gaming operations gross profit were improvements over the prior year in additional contributions from higher yielding WAP units and reduced jackpot expense as a result of favorable interest rates.

Current quarter gross margin from North America gaming operations declined primarily due to the consolidation of our VIEs, which reduced margins by 2 pp, and the additional expenses related to the managed removal of lower performing games that reduced margins an additional 2 pp.

Our installed base grew compared to the prior year quarter as a result of an additional 1,700 game placements in the racino markets of New York, Delaware, and Rhode Island. We also experienced growth of 900 games in the emerging CDS markets of Alabama and the Native American markets of Florida and Oklahoma.

Looking forward, we anticipate further growth in our installed base during the remainder of fiscal 2005, as we introduce several new games and realize the benefit of expansion into non-traditional gaming markets including Alabama, Oklahoma, Florida and Washington. We see opportunity to grow our installed base of games for these markets given the current outstanding orders for over 1,500 CDS gaming operations units.

While growth in our installed base is dependent on gaming industry expansion, we continue to focus on strategies to improve revenue yields centered on managing the types of games and jurisdictions where they are placed. This includes placing our highest yielding games on casino floors and managing removals of lower performing games.

Depending on the direction of interest rates, we expect our consolidated gaming operations gross margin to fluctuate between 52% and 55% for the remainder of fiscal 2005.

International Division

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount		%
(Dollars in millions, except ARPU)
Revenues	$177.8	$97.5	$80.3		82%
Product sales	172.2	93.6	78.6		84%
Gaming operations	5.6	3.9	1.7		45%

Gross profit	$68.8	$44.7	$24.1		54%
Gross margin	39%	46%	(7	)pp	(15%)

Operating income	$47.4	$25.4	$22.0		86%
Margin	27%	26%	1	pp	4%

Segment profit	48.7	27.4	21.3		78%
Margin	27%	28%	(1	)pp	(4%)

Units shipped	40,600	23,500	17,100		72%
ARPU	$4,200	$4,000	$200		5%

Installed base units	800	800	—		—

Quarter Ended December 31, 2004 vs Quarter Ended December 31, 2003

First quarter international product sales revenues, gross profit and ARPU increased compared to the prior year quarter primarily due to:

ª	Japan shipments of 29,600 units related to the success of The Terminator™, increased revenues by $69.5 million

ª	favorable foreign currency exchange rates

ª	higher conversions and parts sales in Australia

Current quarter gross margin from international product sales declined, primarily due to the increased sales of lower margin Japanese pachisuro games. The margin on the Japanese pachisuro games was approximately 32% during the current quarter.

The current quarter growth in international machine shipments was attributable to strong replacement shipments in Japan and increased sales in South Africa and the European casino markets. In Japan, The Terminator ™ pachisuro game was the inaugural game released in conjunction with our new partnership with Sega Sammy Holdings, Inc. and was our most successful Japan game model to date. Our next game in Japan is scheduled for release in June 2005. Although the Japanese market is cyclical and we do not expect to continually repeat this level of sales volume, this unique low-payout market offers a market base of approximately 1.6 million machines, of which over 50% are replaced annually.

We anticipate international margins will continue to fluctuate depending upon the geographic mix of games, especially related to Japan’s pachisuro machines which carry lower sales prices and margins. As a result, continued success in Japan can contribute significantly to operating income, but reduces gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our principal source of liquidity is cash generated from our operating activities allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities.

We expect that our available capital resources are sufficient to fund our capital expenditures and operating requirements, payments for scheduled debt, dividends, interest and income tax obligations.

Our working capital increased to $1.1 billion at December 31, 2004 from $0.9 billion at September 30, 2004, primarily related to cash generated from operations. Our working capital statistics for the trailing twelve months ended December 31, 2004 compared to the prior year period included:

ª	average days sales outstanding improved to 79 days from 94 days, primarily due to significant note and contract payoffs in the current period

ª	inventory turns increased to 3.8 from 3.4

Cash Flows Summary

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount	%
(In millions)
Operations	$153.7	$134.4	$19.4	14%
Investing	(46.7)	5.8	(52.5)	*
Financing	1.1	(53.4)	54.5	102%
Effect of exchange rates	2.9	1.7	1.2	72%

Net change	$111.1	$88.4	$22.7	26%

Cash Flows From Operations

Fluctuations in net cash flows from operations in the current quarter versus the prior year quarter were primarily related to:

ª	increased income from continuing operations

ª	decreased cash used for inventories

ª	higher receivable balances in the current quarter related to the increased sales volumes in Japan

ª	higher interest payments in the prior year quarter related to our 2004 and 2009 senior notes that were outstanding in the prior year quarter

ª	timing of income tax payments

Cash flows related to jackpot liabilities consist of collections to fund and payments of jackpots for all WAP systems. Payments to winners include both installment based and single payments. Net cash flows related to jackpots represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpots reflect variations in the timing of the jackpot life cycles, the pattern of winners’ payment elections, and the volume of slot play across all of our progressive systems games.

The consolidation of the progressive systems trust VIEs in Iowa and New Jersey also contributed to the increased cash flow volumes related to jackpot investments and liabilities in the first quarter of fiscal 2005.

Cash Flows From Investing

The fluctuation in net cash flows related to investing activities in the current quarter versus the prior year quarter was primarily related to:

ª	proceeds from the sale of our discontinued OES operations of $143.0 million in the prior year

ª	higher collections in the prior year on loans receivable of $10.6 million

ª	additional capital expenditures of $6.5 million in the current quarter, as discussed below

ª	reduction of $106.1 million in cash used for business acquisitions, primarily due to the prior year Acres acquisition

Investments to fund jackpots relate only to installment based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment based payments. Proceeds occur as the investments mature, in equal annual installments over the life of the annuity.

Capital Expenditures

	Quarters Ended
	December 31,		Increase (Decrease)
	2004	2003	Amount	%
(In millions)
Property, plant and equipment	$15.2	$7.1	$8.2	115%
Gaming operations equipment	26.4	29.3	(2.9)	(10%)
Intellectual property	2.7	1.4	1.3	88%

Total capital expenditures	$44.4	$37.9	$6.5	17%

North America	92%	96%
International	8%	4%

Investment in property, plant and equipment increased in the current quarter primarily due to the construction on our new Las Vegas campus and expansion of our Reno facility. Spending in the first quarter of fiscal 2005 totaled $8.4 million related to these two projects.

Our investment in gaming operations equipment decreased in the current quarter due to fewer new installed units compared to the prior year quarter. We installed 1,100 fewer units during the current quarter than in the comparable prior year quarter. On average, we install approximately 3,000 to 4,000 new games each quarter.

During the current quarter, our investment in intellectual property increased over the prior year quarter due to additional purchased patents related to our ongoing commitment to the development of innovative games, platforms and systems.

Cash Flows From Financing

Net financing cash flows improved in the current quarter compared to the prior year quarter, primarily related to foreign credit borrowings in Japan and the timing of dividends paid in the prior year for the two quarters ended September 2003 and December 2003.

Stock Repurchase Plan

The stock repurchase plan authorized by our Board of Directors in 1990 is used to return value to our stockholders and reduce the number of shares outstanding. Our remaining share repurchase authorization, as amended, totaled 35.8 million shares as of December 31, 2004. We repurchased an additional 2.0 million shares since December 31, 2004 for an aggregate price of $60.8 million.

Credit Facilities and Indebtedness

We continue to be in full compliance with all covenants contained in all debt agreements at December 31, 2004. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information.

Senior Credit Facility

The interest rate on the $200.0 million term loan was 2.2% at September 30, 2004, reset to 2.67% on October 15, 2004, and reset to 3.26% on January 18, 2005. Of the $1.3 billion revolver portion of the credit facility, $4.0 million was reserved for letters of credit at December 31, 2004.

Foreign Credit Facilities

Our foreign credit facilities totaled $56.8 million, with $32.6 million borrowed and $24.2 million available at December 31, 2004. Renewals occur annually in January and July.

Senior Convertible Debentures

The market price condition for convertibility of our debentures was not met during the measurement periods ended October 18, 2004 and January 18, 2005. With the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share in the first quarter of 2005, we included all outstanding debenture shares in diluted EPS. See Note 10 of our Unaudited Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

	December 31,	September 30,	Increase (Decrease)
	2004	2004	Amount	%
(In millions)
Total assets	$4,009.4	$3,873.0	$136.4	4%
Total liabilities	1,930.6	1,896.3	34.3	2%
Total stockholders’ equity	2,078.8	1,976.6	102.2	5%

Total assets grew during the current quarter mainly due to cash generated from operations and increased receivables related to sales volumes in Japan.

Total liabilities increased during the current quarter primarily related to borrowings from foreign credit facilities, increased income tax liabilities, partially offset by payments of employee incentives.

Total stockholders’ equity increased during the current quarter primarily as the result of net income and proceeds from employee stock plans, partially offset by dividends declared.

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

CRITICAL ACCOUNTING ESTIMATES

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

Critical accounting estimates require IGT’s management to make material subjective or complex judgments about matters that are highly uncertain or variable related to estimates and assumptions used for our jackpot liabilities and expenses, intangible assets, goodwill and prepaid royalties, income taxes, bad debt expense and inventory. These areas of our accounting estimates are the most sensitive to change from external factors.

For a discussion of our critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended September 30, 2004. We have made no significant changes to our accounting estimates since September 30, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

IGT keeps abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

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

ª	expectations about our ability to introduce new products and stimulate replacement demand

ª	estimates of our market share

ª	estimates about the total market installed base

ª	expectations about gaming expansion

ª	judgments and assumptions related to our critical accounting estimates

ª	estimates about our interest expense savings

ª	estimates about our tax exposure and tax rates

ª	estimates of expected gross profit margins

ª	estimates that the replacement market will continue at certain paces

ª	expectations that our available capital resources will be sufficient to fund our capital expenditures and operating requirements

ª	expectations about losses from off-balance sheet arrangements

ª	expectations about foreign exchange rate gain and losses

ª	expectations about incremental future growth through acquisitions

ª	expectations about opportunities to increase profit contribution

ª	expectations about future gaming product developments

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:

ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations including TITO technology

Demand for our products would be adversely affected by:

ª	a reduction in the growth rate of new and existing markets

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	a decline in public acceptance of gaming

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:

ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

Our intellectual property rights are subject to risks, including:

ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively

Our business is vulnerable to changing economic conditions, including:

ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in tax laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures

Our outstanding debt obligations subject us to certain additional risks, including:

ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness

Our business operations are subject to other risks, including:

ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of existing litigation related to legal actions pending against IGT

ª	our ability to timely and cost effectively integrate into our operations the companies that we acquire

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native American jurisdictions which may subject us to sovereign immunity risk

ª	acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that IGT’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 35.8 million at December 31, 2004. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. Shares purchased in the table below also include non-cash employee stock transactions for treasury shares acquired due to restricted stock awards forfeited at the original grant price or options exercised in exchange for shares at market price on the date of exercise. The activity of our first quarter below was entirely the result of non-cash employee stock transactions.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Periods	Purchased	per Share	Announced Plan	the Plan
October 3 – October 30, 2004	—	—	—	35,837,802

October 31 – November 27, 2004	—	—	—	35,837,802

November 28, 2004 – January 1, 2005	1,339	$35.56	1,339	35,836,463

Total	1,339	35.56	1,339

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2005

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Maureen Mullarkey
Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and
Treasurer

Exhibit Index

            Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.