Form 10-Q
period 2005-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2005-05-10
CIK 353944

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005

Common Stock par value $.00015625 per share	343,772,106

INTERNATIONAL GAME TECHNOLOGY

As of and for the periods ended March 31, 2005 and 2004

i

DEFINITIONS

Certain abbreviations or acronyms used in this Form 10-Q have the following meanings:

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Act	American Jobs Creation Act of 2004
Anchor	Anchor Gaming
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARPU	average revenue per unit
ARS	Auction Rate Securities
AVP ®	Advanced Video Platform
CCSC	Colorado Central Station Casino
CDS	central determination system
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
Friendly Matrix	Friendly Matrix Internet Company LLC
Hi-Tech	Hi-Tech Gaming
MDA	management’s discussion & analysis
NDT	The Nevada Department of Taxation
OES	IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc. collectively
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SAB	Staff Accounting Bulletin
SBG	server-based gaming
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standard
SG&A	selling, general and administrative
TITO	ticket-in/ticket-out
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
VLT	video lottery terminal
WAP	wide area progressive
*	not meaningful (in tables)

IGT, we, our, management, the Company	International Game Technology and its consolidated subsidiaries and VIEs unless the context indicates otherwise

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Revenues
Product sales	$252,150	$362,354	$606,426	$692,837
Gaming operations	298,855	273,730	585,784	551,308

Total revenues	551,005	636,084	1,192,210	1,244,145

Costs and operating expenses
Cost of product sales	124,233	170,562	314,941	334,815
Cost of gaming operations	153,063	126,413	290,537	249,155
Selling, general and administrative	75,868	79,513	150,204	147,218
Depreciation and amortization	17,014	16,721	33,598	30,525
Research and development	36,356	31,185	68,069	62,893
Provision for bad debts	(1,695)	5,678	(1,028)	11,284

Total costs and operating expenses	404,839	430,072	856,321	835,890

Operating income	146,166	206,012	335,889	408,255

Other income (expense)
Interest income	16,140	13,518	31,531	28,176
Interest expense	(14,386)	(24,179)	(29,278)	(54,175)
Loss on debt redemption	—	(6,891)	(5)	(6,891)
Other	(1,776)	(3,141)	(675)	(3,394)

Total other income (expense)	(22)	(20,693)	1,573	(36,284)

Income from continuing operations before tax	146,144	185,319	337,462	371,971
Provision for income taxes	52,217	67,635	121,091	137,629

Income from continuing operations	93,927	117,684	216,371	234,342

Discontinued operations, net of tax of $(488) and $35,312	—	(742)	—	58,924

Net income	$93,927	$116,942	$216,371	$293,266

Basic earnings per share
Continuing operations	$0.27	$0.34	$0.63	$0.68
Discontinued operations	—	—	—	0.17

Net income	$0.27	$0.34	$0.63	$0.85

Diluted earnings per share
Continuing operations	$0.26	$0.32	$0.59	$0.63
Discontinued operations	—	—	—	0.16

Net income	$0.26	$0.32	$0.59	$0.79

Weighted average shares outstanding
Basic	345,188	346,906	345,517	346,187
Diluted	372,358	377,649	373,278	376,416

Cash dividends declared per share	$0.12	$0.10	$0.24	$0.20

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
(In thousands, except shares and par value)
Assets
Current assets
Cash and cash equivalents (restricted $64,011 and $49,313)	$358,165	$393,523
Investment securities, at market value (restricted $68,492 and $93,354)	472,221	373,100
Accounts receivable, net of allowances for doubtful accounts of $24,593 and $26,064	333,840	359,714
Current maturities of long-term notes and contracts receivable, net	78,714	55,202
Inventories	164,618	165,601
Investments to fund jackpots to winners	51,183	50,191
Deferred income taxes	35,456	35,944
Prepaid expenses and other	77,660	76,429

Total current assets	1,571,857	1,509,704

Long-term notes and contracts receivable, net	75,769	87,284
Property, plant and equipment, net	346,808	329,058
Investments to fund jackpots to winners	470,309	468,238
Deferred income taxes	27,095	49,056
Intangible assets, net	251,818	258,169
Goodwill, net	1,037,248	1,035,589
Other assets	116,352	135,866

	$3,897,256	$3,872,964

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of long-term notes payable	$596,997	$103
Accounts payable	79,117	85,692
Jackpot liabilities	206,673	209,205
Accrued employee benefit plan liabilities	29,793	59,071
Dividends payable	—	41,531
Accrued interest	4,327	3,838
Accrued income taxes	4,902	7,537
Other accrued liabilities	164,679	153,032

Total current liabilities	1,086,488	560,009
Long-term notes payable, net of current maturities	200,000	791,848
Long-term jackpot liabilities	506,256	510,057
Other liabilities	33,116	34,401

	1,825,860	1,896,315

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000,000 shares authorized; 710,873,818 and 707,972,543 shares issued	111	111
Additional paid-in capital	1,665,200	1,607,717
Treasury stock at cost: 365,165,791 and 361,881,722 shares	(1,918,895)	(1,821,770)
Deferred compensation	(13,266)	(11,822)
Retained earnings	2,334,806	2,201,436
Accumulated other comprehensive income	3,440	977

	2,071,396	1,976,649

	$3,897,256	$3,872,964

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

	Six Months Ended
	March 31,
	2005	2004
(In thousands)
Operations
Net income	$216,371	$293,266
Adjustments:
Depreciation, amortization, and asset charges	100,392	74,927
Net discounts and deferred offering costs	8,243	9,144
Stock-based compensation	1,989	2,641
Provision for bad debts	(1,028)	11,284
Provision for inventory obsolescence	8,843	6,439
(Gain) loss on assets sold	(80)	525
Loss on debt redemption	5	6,891
Gain on sale of discontinued operations	—	(90,820)
Changes in operating assets and liabilities, net of acquisitions and VIE consolidations:
Receivables	15,477	(17,707)
Inventories	(6,260)	(3,279)
Accounts payable and accrued liabilities	(28,930)	(49,905)
Jackpot liabilities	(24,606)	(16,344)
Income taxes payable and deferred, net of employee stock plan tax benefits	34,703	19,095
Other current assets	676	(43,140)
Other non-current assets	17,413	(54,884)

Net cash from operations	343,208	148,133

Investing
Capital expenditures	(105,077)	(93,254)
Proceeds from sale of assets	173	1,211
Proceeds from sale of discontinued operations	—	143,013
Investment securities proceeds (purchases), net	(99,221)	360,537
Jackpots funding proceeds (purchases), net	12,569	6,987
Cash advanced on loans receivable	—	(20,563)
Payments received on loans receivable	1,533	55,979
Business acquisitions	(3,961)	(109,697)
Initial VIE consolidations	—	47,511

Net cash (used for) from investing	(193,984)	391,724

Financing
Debt proceeds (repayments), net	494	(407,068)
Debt redemption premium	(5)	(6,368)
Employee stock plan proceeds	37,273	36,995
Dividends paid	(124,532)	(104,027)
Share repurchases	(96,973)	—

Net cash used for financing	(183,743)	(480,468)

Effect of foreign exchange rates on cash	(839)	1,468

Net change in cash and equivalents	(35,358)	60,857

Beginning cash and equivalents	393,523	475,803

Ending cash and equivalents	$358,165	$536,660

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization and asset charges reflected in the cash flows statements is comprised of amounts presented separately on the income statements, plus depreciation and asset charges included in cost of product sales and cost of gaming operations.

	Six Months Ended
	March 31,
	2005	2004
(In thousands)
Investment securities
Purchases	$(409,653)	$(684,485)
Proceeds from sales	310,432	1,045,022

Net proceeds (purchases)	$(99,221)	$360,537

Jackpot funding
Collections to fund jackpots	$117,177	$132,000
Payments to winners	(141,783)	(148,344)

Net change in jackpot liabilities	(24,606)	(16,344)

Purchases of jackpot funding investments	(11,827)	(13,112)
Proceeds from jackpot funding investments	24,396	20,099

Jackpot funding proceeds (purchases), net	12,569	6,987

Net jackpot funding cash flows	$(12,037)	$(9,357)

Capital expenditures
Investment in property, plant and equipment	$(25,580)	$(15,270)
Investment in gaming operations equipment	(73,476)	(65,661)
Investment in intellectual property	(6,021)	(12,323)

Total capital expenditures	$(105,077)	$(93,254)

Payments
Interest	$5,287	$46,351
Income taxes	87,068	174,300

Non-cash items
Tax benefit of employee stock plans	16,843	25,285
Treasury stock acquired for stock awards exercised or forfeited	152	108
Interest accretion for jackpot funding investments	15,652	11,547
Interest accretion on zero-coupon convertible debentures	5,148	5,112

Acquisitions
Fair value of assets	5,151	149,877
Fair value of liabilities	1,190	40,180

Initial consolidation of VIEs
Fair value of assets	—	137,733
Fair value of liabilities	—	185,244

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

In conjunction with the preparation of this quarterly report for the period ended March 2005, we determined it appropriate to classify our Auction Rate Securities (ARS) as short-term investments. Although ARS have an underlying long-term maturity, they are traded and interest rates reset through a modified Dutch auction at predetermined short-term intervals, usually 7, 28, or 35 days. We previously classified ARS as cash equivalents based on the period from purchase to first auction date.

We reclassified ARS totaling $371.5 million at September 30, 2004 from cash equivalents to short-term investments. Additionally, we reclassified cash flows related to ARS purchases of $684.5 million and proceeds of $1.0 billion, increasing investing cash flows and net change in cash equivalents by $360.5 million for the six months ended March 31, 2004. For the six months just ended March 31, 2005, ARS purchases totaled $409.6 million, proceeds totaled $310.4 million, and the ending balance totaled $470.8 million.

Our consolidated financial statements include the accounts of International Game Technology and all majority owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity of presentation, all fiscal periods are presented as ending on the calendar month end. The results of operations for fiscal 2005 will contain 52 weeks versus 53 weeks in fiscal 2004. The results of operations for the six months ended March 31, 2005 contained 26 weeks versus 27 weeks for the six months ended March 31, 2004. The results of operations for the quarters ended March 31, 2005 and 2004 both contained 13 weeks.

Recently Issued Accounting Standards

EITF 04-8

In December 2004, the FASB issued and we adopted EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. We restated the first quarter of fiscal 2004 to reduce diluted EPS from continuing operations by $0.01 related to an additional 20.5 million outstanding debenture shares previously excluded because the conversion event had not occurred. EPS for the six months ended March 31, 2004 was also recalculated to reflect the additional debentures shares outstanding for the first quarter of fiscal 2004.

SFAS 123R

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, replacing SFAS 123, Accounting for Stock-Based Compensation, and superseding APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R will be effective for the first annual reporting period that begins after June 15, 2005, which will be IGT’s first quarter of fiscal 2006. We expect to continue using the Black-Scholes valuation model and restate comparative prior period earnings under the modified retrospective method to reflect stock compensation as presented in prior pro forma disclosures. We estimate the adoption of FAS123R will reduce earnings comparable to our pro forma disclosures. See Note 2.

SAB 107

In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on FAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation will impact our cost of product sales, cost of gaming operations, research and development, as well as selling, general and administrative expenses.

SFAS 151

In November 2004, the FASB issued SFAS 151, Inventory Costs, amending ARB 43 Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. Unallocated overhead costs must be expensed in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which will be IGT’s fiscal year 2006. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.

SFAS 153

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, amending APB 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which will be IGT’s fourth quarter of fiscal 2005. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.

SFAS 109-1

In December 2004, the FASB issued SFAS 109-1, Applications of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. SFAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. This statement is effective immediately. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.

SFAS 109-2

In December 2004, the FASB issued SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS 109-2 allows enterprises time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. This statement is effective immediately. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.

FIN 47

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, and Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005, which will be IGT’s fiscal year 2006. We continue to evaluate the impact of FIN 47 on our results of operations, financial position or cash flows.

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

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Reported net income	$93,927	$116,942	$216,371	$293,266
Reported stock compensation, net of tax	563	886	1,273	1,664
Pro forma stock compensation, net of tax	(7,338)	(7,181)	(15,027)	(15,001)

Pro forma net income	87,152	110,647	202,617	279,929
Interest expense on convertible debentures, net of tax	2,378	2,286	4,730	4,633

Pro forma diluted EPS numerator	$89,530	$112,933	$207,347	$284,562

Basic earnings per share
As reported	$0.27	$0.34	$0.63	$0.85
Pro forma	0.25	0.32	0.59	0.81
Diluted earnings per share
As reported	$0.26	$0.32	$0.59	$0.79
Pro forma	0.24	0.30	0.56	0.76

3. Inventories

Inventories consisted of the following:

	March 31,	September 30,
	2005	2004
(In thousands)
Raw materials	$74,466	$80,510
Work-in-process	4,597	4,535
Finished goods	85,555	80,556

Total inventories	$164,618	$165,601

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	September 30,
	2005	2004
(In thousands)
Land	$20,033	$19,979
Buildings	102,600	89,958
Gaming operations equipment	415,107	392,036
Manufacturing machinery and equipment	220,508	206,499
Leasehold improvements	11,826	8,141
Construction in process	20,701	25,813

Total	790,775	742,426
Less accumulated depreciation	(443,967)	(413,368)

Property, plant and equipment, net	$346,808	$329,058

Construction in process included $20.3 million at March 31, 2005 and $22.1 million at September 30, 2004 related to new facilities under construction in Las Vegas and Reno. During the six months ended March 31, 2005, we reclassified $17.7 million related to the Reno expansion from construction in process to buildings and equipment.

5. Acquisitions, Divestitures and Discontinued Operations

We have not provided pro forma financial information for the following acquisitions, as they were not material to our consolidated results.

Friendly Matrix

On December 16, 2004, IGT acquired substantially all the assets of Friendly Matrix, including several products that will enhance our IGT Advantage™ systems functionality and extend our reach into key markets. The total purchase consideration of $1.6 million was allocated primarily to developed technology.

Hi-Tech

On December 31, 2004, IGT acquired substantially all of the assets of Hi-Tech, our former distributor of gaming equipment and services in Canada. This asset acquisition will allow us to further develop our Canadian customer relationships, integrating Hi-Tech’s employees with IGT’s resources. The total purchase consideration of $10.3 million was allocated to accounts receivable, inventories, and intangibles.

Acres

On October 27, 2003, we completed the acquisition of Acres, specializing in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty. This business combination enables us to utilize the Acres gaming systems technology to develop more integrated gaming systems products, as well as increases our competitive marketing capacity. The aggregate purchase price of $134.0 million was allocated to net tangible assets of $9.7 million, identifiable intangibles and goodwill of $122.5 million, and in-process R&D of $1.8 million charged immediately to expense.

Divestitures and Discontinued Operations

Subsequent to the completion of the Anchor acquisition on December 30, 2001, we divested certain acquired operations inconsistent with IGT’s core business strategy. In fiscal 2004, we completed the sale of IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc., collectively referred to as OES, for total cash proceeds of $151.5 million resulting in a gain of $56.8 million, net of tax. The gain in discontinued operations for the first half of fiscal 2004, summarized below, reflected a preliminary estimated receivable for the working capital adjustment settled in the third quarter of fiscal 2004.

	Quarter Ended	Six Months Ended
	March 31,	March 31,
	2004	2004
(In thousands)
Net revenue	$—	$13,558

Income before tax	$—	$3,416
Provision for income taxes	—	(1,254)

Income after tax	—	2,162

Gain (loss) on sale before tax	(1,230)	90,820
Benefit (provision) for income taxes	488	(34,058)

Gain (loss) on sale after tax	(742)	56,762

Discontinued operations after tax	$(742)	$58,924

6. Notes and Contracts Receivable

Allowances for doubtful notes and contracts:

	March 31,	September 30,
	2005	2004
(In thousands)
Current	$23,588	$23,871
Long-term	17,868	18,507

	$41,456	$42,378

7. Concentrations of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents, short-term investments and receivables. We invest our excess cash in both deposits with major banks throughout the world and other high quality money market instruments. Certain cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

We place short-term investments in high credit quality financial institutions or in short duration high quality securities. With the exception of US Government and Agency securities, our investment policy limits the amount of credit exposure in any one financial institution, industry group or type of instrument.

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. Collection of our receivables may be affected by changes in economic trends or other industry conditions. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The table below shows the composition of our total net receivables at March 31, 2005.

Domestic Regions
Nevada	36%
California	10
Eastern region	7
New Mexico	5
Louisiana	4
Canada	4
Other US regions, 3% or less individually	16

Total domestic	82%

International Regions
Europe	9%
Other international, 3% or less individually	9

Total international	18%

8. Intangibles and Goodwill

The additions below include $4.6 million of contracts and customer relationships acquired from Hi-Tech and $1.4 million of developed technology acquired from Friendly Matrix. Patent additions include purchased patents and capitalized legal costs for patent applications.

		Weighted
		Average
Six months ended March 31, 2005	Additions	Life (years)
(In thousands, except life)
Finite lived intangibles:
Patents	$6,021	7
Contracts	3,662	2
Developed technology	1,444	10
Customer relationships	888	2

Total	$12,015

Intangible Balances

	March 31, 2005			September 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
(In thousands)
Finite lived intangible assets:
Patents	$292,731	$78,206	$214,525	$286,733	$64,825	$221,908
Contracts	11,732	3,555	8,177	8,094	2,341	5,753
Trademarks	9,908	6,925	2,983	9,828	5,969	3,859
Developed technology	25,662	5,589	20,073	24,218	3,717	20,501
Customer relationships	6,677	617	6,060	5,800	160	5,640
Backlog	6,100	6,100	—	6,100	5,592	508

Net carrying amount	$352,810	$100,992	$251,818	$340,773	$82,604	$258,169

Amortization of Intangibles

Our aggregate amortization expense totaled $9.2 million and $9.9 million for the current and prior year quarters and $18.4 million and $17.7 million for the current and prior six month periods.

	2005	2006	2007	2008	2009
(in millions)
Estimated annual amortization	$36.7	$34.2	$31.3	$28.4	$26.3

Goodwill Changes and Balances by Segment

	North America	International
Six months ended March 31, 2005	Division	Division	Total
(In thousands)
Beginning balance	$994,686	$40,903	$1,035,589
Tax benefit of Anchor options exercised	(218)	—	(218)
Foreign currency translation adjustment	—	1,877	1,877

Ending balance	$994,468	$42,780	$1,037,248

9. Debt

	March 31,	September 30,
Outstanding Balance	2005	2004
(In thousands)
Senior credit facility – term loan	$200,000	$200,000
Foreign credit facilities	—	—
Senior convertible debentures, net of unamortized discount	596,997	591,848
Senior notes	—	103

Total debt	796,997	791,951
Less current maturities	(596,997)	(103)

Long-term notes payable, net of current maturities	$200,000	$791,848

We continue to be in full compliance with all covenants contained in all debt agreements at March 31, 2005.

Senior Credit Facility

The interest rate on the $200.0 million term loan reset to 3.26% on January 18, 2005 and 3.75% on April 18, 2005. The reserve for letters of credit against the available $1.3 billion revolver totaled $4.0 million.

Foreign Credit Facilities

Our available foreign credit facilities totaled $54.2 million at March 31, 2005. Renewals occur annually in January and July.

Senior Convertible Debentures

Our convertible debentures were reclassified as current in January 2005 because the debenture holders will have the right to require IGT to redeem the debentures for cash on January 29, 2006. The market price condition for convertibility was not met during the measurement periods ended January 18, 2005 and April 18, 2005. With the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in the first quarter of 2005, we included all outstanding debenture shares in diluted EPS. See Note 10.

10. Earnings Per Share

The reconciliation of basic to diluted EPS from continuing operations below reflects the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our first quarter of 2005. Accordingly our outstanding debenture shares have been included in diluted EPS for all periods presented.

From March 31, 2005 through May 10, 2005, we repurchased 2.4 million additional common shares or approximately 1% of outstanding shares. There were no other transactions in the same period that would have materially changed the number of basic or diluted shares outstanding.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Income from continuing operations	$93,927	$117,684	$216,371	$234,342
After-tax interest expense on convertible debentures	2,378	2,286	4,730	4,633

Diluted EPS numerator	$96,305	$119,970	$221,101	$238,975

Weighted average common shares outstanding:
Basic	345,188	346,906	345,517	346,187
Dilutive effect of stock awards	6,639	10,212	7,230	9,698
Dilutive effect of debentures	20,531	20,531	20,531	20,531

Diluted EPS denominator	372,358	377,649	373,278	376,416

Basic earnings per share	$0.27	$0.34	$0.63	$0.68
Diluted earnings per share	$0.26	$0.32	$0.59	$0.63

Weighted average antidilutive stock award shares excluded from diluted EPS	3,216	213	2,179	114

11. Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

12. Comprehensive Income

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In thousands)
Net income	$93,927	$116,942	$216,371	$293,266
Currency translation adjustments	(1,912)	986	2,526	5,174
Investment securities unrealized gains (losses)	—	86	(63)	93

Comprehensive income	$92,015	$118,014	$218,834	$298,533

13. Commitments and Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Alliance

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer to IGT’s complaint raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations and for intentional interference with prospective business advantage.

Environmental Matters

CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against current and prior owners and operators of properties located within the site for remediation and response costs associated with their properties and with the entire site. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. We have applied the guidance in Statement of Position 96-1 “Environmental Remediation Liabilities” and determined that a liability has not yet been incurred.

Miller

In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al. The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a TRO to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendant’s motion to dismiss the second amended complaint. On May 12, 2004 the Court issued an order denying defendants motion to dismiss. Pursuant to stipulation of the parties on August 13, 2004, plaintiff filed a third amended complaint. Defendants have filed a motion to dismiss the third amended complaint. The Court has not yet ruled on this motion.

Nevada Sales/Use Tax Matter

In February 2003, an IGT employee, presently on administrative leave, filed a sealed complaint under Nevada’s False Claims Act (State of Nevada ex rel. James McAndrews v. International Game Technology, Anchor Coin and Spin for Cash Wide Area Progressive) alleging that IGT failed to pay requisite Nevada sales/use taxes on certain Wheel of Fortune® games placed in Nevada since 1997 and in connection with royalties received under intellectual property licensing agreements related to the placement of Action Gaming games in Nevada since 1997.

The Attorney General and IGT both filed motions to dismiss the complaint in January 2004, and the Court unsealed the action in February 2004. The Court denied both motions to dismiss the complaint on July 1, 2004. A Petition for Writ of Mandamus was filed with the Nevada Supreme Court in September 2004. The Court granted the petition. A stay of the lower court proceedings pending action by the Nevada Supreme Court was granted by the trial court in September 2004.

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

In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at March 31, 2005 totaled $117.2 million, with a remaining life of approximately 11 years. On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada. IGT believes that the allegations are without merit and intends to vigorously defend this matter.

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

Siena

In November 2001, Wild Games NG, LLC, owner and operator of the Siena Hotel Spa Casino, filed suit against Acres in Washoe County Nevada District Court. Siena alleged Acres failed to perform obligations under an Equipment Sale Agreement and sought consequential damages largely comprised of lost profits. Acres believes that Siena’s claims are unfounded and not permitted by the Equipment Sales Agreement. Acres filed a counterclaim seeking payments due from Siena.

On March 24, 2005, a jury verdict for $1.7 million was returned in favor of Siena and this amount was accrued in the quarter ended March 31, 2005. Acres has filed several post-trial motions regarding the form and substance of the proposed final judgment. Upon judgment being entered, Acres will consider other forms of available relief.

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

Performance Bonds

Performance bonds outstanding related to our gaming operations totaled $7.4 million at March 31, 2005. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.0 million at March 31, 2005.

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

Six months ended March 31,	2005	2004
(In thousands)
Balance at beginning of year	$6,939	$6,104
Reduction for payments made	(3,516)	(1,507)
Accrual for new warranties issued	3,603	2,306
Adjustments for pre-existing warranties	(1,940)	(132)

Balance at end of period	$5,086	$6,771

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

Foreign Currency Hedging

We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currency. Fluctuations in the value of these derivative instruments are generally offset by the value of underlying exposures. Our forward currency contracts are not designated FAS 133 hedging instruments and resulting gains or losses are recognized in current earnings. At March 31, 2005, we hedged $38.7 million of net foreign currency exposure with $35.0 million in forward currency contracts compared to $53.1 million of exposure hedged with $43.8 million in forward contracts at September 30, 2004.

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

ª The North America Division encompasses our operations in the US and Canada

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

The Corporate Division manages certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions such as human resources, information systems, and legal. The Corporate Division includes all income and expenses related to debt, certain investment securities, hedging and other corporate assets.

On a consolidated basis we do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. IGT’s segment profit reflects income from continuing operations before tax.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In thousands)
North America Division
Revenues	$475,920	$545,315	$939,343	$1,055,920
Product sales	183,886	275,690	365,988	512,573
Gaming operations	292,034	269,625	573,355	543,347

Inter-company revenues	33,628	32,916	62,517	61,990

Segment profit	158,971	220,389	326,573	422,541

International Division
Revenues	$75,085	$90,769	$252,867	$188,225
Product sales	68,264	86,664	240,438	180,264
Gaming operations	6,821	4,105	12,429	7,961

Inter-company revenues	22	502	344	505

Segment profit	10,279	22,114	58,978	49,483

Corporate Division
Segment loss	$(23,106)	$(57,184)	$(48,089)	$(100,053)

Consolidated
Revenues	$551,005	$636,084	$1,192,210	$1,244,145
Product sales	252,150	362,354	606,426	692,837
Gaming operations	298,855	273,730	585,784	551,308

Inter-company revenues	33,650	33,418	62,861	62,495

Segment profit	146,144	185,319	337,462	371,971

Item 2.	Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of changes in the financial condition and results of operations of International Game Technology. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2004. Throughout this section, the tables are presented with dollars in millions, except ARPU and EPS, and variance amounts may not cross foot due to rounding.

Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

Our MDA is organized into the following sections:

ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	CONSOLIDATED OPERATING RESULTS — a year-over-year comparative analysis of income from continuing operations for the second quarter and first half of fiscal 2005

ª	BUSINESS SEGMENT RESULTS — a year-over-year comparative analysis of business segment results for the second quarter and first half of fiscal 2005

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the first half of fiscal 2005

ª	FINANCIAL CONDITION — analysis of significant changes in our financial position

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	FORWARD LOOKING STATEMENTS AND RISK FACTORS — cautionary information about forward looking statements and a description of certain risks and uncertainties associated with our business

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

We had annual revenues of $2.5 billion in fiscal 2004. We derive our revenues in two ways, either from sales of our products (product sales) or from recurring revenues from the use of our products, services and/or intellectual property (gaming operations). We currently view our business in two regional operating segments:

ª	North America, encompassing the US and Canada

ª	International, with offices in Asia, Australia, New Zealand, Europe, Latin America, South Africa, the UK and Japan

Additionally, our Corporate Division administers certain unallocated income and expenses related to company-wide initiatives. See the BUSINESS SEGMENT RESULTS below and Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and financial results.

OUR FOCUS

Product Demand

Demand for our products is driven principally by:

ª	technological innovations that create new, more sophisticated games and/or customer cost savings

ª	new or expanding gaming properties

ª	establishment or expansion of legalized gaming jurisdictions

ª	entertainment value to the player

Following several consecutive years of record growth, largely related to the TITO replacement cycle, fiscal 2005 has been, and we expect will continue to be a transitional year. We estimate that just under 200,000 machines remain unconverted in the marketplace that are potential TITO replacement candidates. Offsetting the decline in machine demand in North America, we anticipate:

ª	increased contribution from our international market operations

ª	margin expansion generated by an increasing mix of non-machine sales, including systems, parts, conversions and royalties

ª	our significant share of the installed market base will provide increased non-machine sales opportunities

Notwithstanding these factors, we remain dependent upon gaming market expansion for growth. Expansion of new markets have been slower to materialize than we previously expected due to delays in legislative actions and/or regulatory approvals.

Product Development

Our business can be explained as the creation of game content and the delivery of these games to the consumer via platforms and systems. We are a prominent designer of games, platforms and systems for the gaming industry. We accomplish this by anticipating client needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our product development efforts are supported by a considerable emphasis and investment in research and development, which we expect will enable us to maintain a leadership position in the industry.

We anticipate continued growth in our casino market gaming operations installed base through new video game introductions. During the second quarter of fiscal 2005, we introduced and placed new units of:

ª	Fort Knox®, a multi-level mystery progressive penny game

ª	Video Megabucks®, a penny game on our AVP® platform with a $10 million starting jackpot

ª	Star Wars™, offered with a $1 million fixed top award in a linked penny progressive configuration

These new game themes have generated high levels of customer acceptance resulting in a growing backlog. We also maintain our strategy to improve gaming operations revenues by managing the types of games and jurisdictions where games are placed.

During the current quarter, we initiated a reorganization of our North America sales and service groups into regional areas, moving IGT closer to and further enhancing responsiveness to our regional customer base.

To date, we have introduced a number of casino-wide integrated products that enhance the players’ gaming experience and provide operational efficiencies for our customers. We are now leveraging on this experience and our CDS technology to move forward in developing gaming products of the future that incorporate innovative features, including server based gaming. Developments under way will bring new applications for more active casino floor management, “games-on-demand”, player-shared interactive games, as well as provide us with tools to better manage customer pricing. As the market shifts toward a more system-centric gaming environment, we expect a greater portion of our business will come from non-box revenues.

Market Opportunities

We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue additional opportunities in international markets. The opportunities, challenges and our successes, vary across these jurisdictions.

We previously estimated that new North America and International markets would materialize during fiscal 2006, but current market dynamics suggest that significant expansion could be delayed until our fiscal 2007. Although the timing has been delayed and remains uncertain, we do expect that opportunities will eventually come from new jurisdictions and expansion of existing markets.

We continue to monitor expanding and emerging markets in North America, including California, Pennsylvania, Florida, Washington, Oklahoma, Maine and Texas. We also track gaming legislation in potential new markets, such as Ohio, Maryland, and Massachusetts, all facing fiscal budget needs with previous legislative activity surrounding the legalization of machine gaming. We anticipate the future opening of new racinos at Yonkers and Aqueduct with revised legislation in New York.

Gaming expansion is ongoing in numerous CDS markets nationwide, including Florida, Alabama and Washington. In the coming months, we anticipate placements of our CDS units into the Washington market under new IGT agreements. This represents a new direct sales market for IGT as previous units were sold through a third party distributor.

Over the next few years, we expect to benefit from international market expansion opportunities in Russia, numerous jurisdictions in Asia and the UK. We are concentrating on increasing the level of management and development resources toward product localization, so we export a US manufactured product customized for local cultures.

Competition

Our competition in the gaming machines marketplace has further intensified. The principal method of competition lies in new product development. We maintain a global competitive advantage through our abilities to:

ª	offer a dynamic and diverse library of innovative, strong performing games

ª	develop and protect our extensive collection of intellectual properties

ª	provide the highest levels of customer service and support

We also hold the added benefits of our:

ª	financial strength to aggressively research and develop new products

ª	extensive and well established infrastructure of sales and manufacturing

ª	worldwide recognition and geographic diversity

We currently hold a significant share of the total gaming devices on North America casino floors. Within that population, our market share in spinning reel and video poker machines remains stable, but we are experiencing increased competitive pressures in the video spinning reel gaming machine market. However, for North America casinos scheduled to open during the next twelve months, we have received orders ranging from 60% to 100% of the total gaming devices on the respective casino floors. We expect to maintain a leading share of the installed market base over the long-term horizon, despite quarterly fluctuations that will occur from time to time.

The marketplace for recurring revenue units is competitive. We expect that our ability to develop exciting new themes enables us to maintain a leading market share. The rollout of our new game themes continues to drive improvement in our daily yields per machine placed on casino floors, which in turn generates higher revenues for both our customers and our gaming operations business. We also continue to proactively manage our proprietary installed base in order to offer the strongest performing games placed on casino floors.

Sales of our IGT Advantage™ systems are successfully capturing additional market share with its value added technology offerings. With a number of significant new IGT Advantage™ systems contracts, we now have systems relationships with most major gaming operators. At March 31, 2005, 445 IGT slot systems were installed worldwide connecting approximately 260,300 machines versus 357 slot systems connecting 237,500 machines at March 31, 2004.

Capital Deployment

We continued to generate substantial operating cash flows in the first six months of fiscal 2005, affording us the flexibility to reinvest in our business through capital expenditures and business acquisitions, as well as generate returns to our shareholders through dividends and share repurchases. We use cash available from operations after capital expenditures for our share repurchase plan, dividends to our shareholders, and strategic business acquisitions. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase and dividend activity.

We enter into strategic business acquisitions and alliances as part of our ongoing efforts to create shareholder value designed to complement our internal resources. In keeping with efforts to diversify and expand, we entered into agreements for the following strategic business acquisitions during the first half of fiscal 2005:

ª	Friendly Matrix, with several products that will enhance functionality in our IGT Advantage™ systems and extend our reach into key markets

ª	Hi-Tech, our former distributor and supplier of gaming equipment and services in Canada

We expect these business acquisitions will facilitate incremental future growth and eventual economies of scale, although they were not material and are not expected to produce near-term earnings accretion. See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional financial details of these acquisitions.

CONSOLIDATED OPERATING RESULTS

	Quarters Ended				Six Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
(Dollars in millions, except units, ARPU & earnings per share)
Total
Revenues	$551.0	$636.1	$(85.1)	(13%)	$1,192.2	$1,244.1	$(51.9)	(4%)
Gross profit	273.7	339.1	(65.4)	(19%)	586.7	660.2	(73.4)	(11%)
Gross margin	50%	53%	(3)pp	(6%)	49%	53%	(4)pp	(8%)

Operating income	$146.2	$206.0	$(59.8)	(29%)	$335.9	$408.3	$(72.4)	(18%)
Operating margin	27%	32%	(5)pp	(16%)	28%	33%	(5)pp	(15%)

Income from continuing operations	$93.9	$117.7	$(23.8)	(20%)	$216.4	$234.3	$(18.0)	(8%)
Discontinued operations	—	(0.7)	0.7	*	—	58.9	(58.9)	*
Net income	93.9	116.9	(23.0)	(20%)	216.4	293.3	(76.9)	(26%)

Diluted earnings per share:
Continuing operations	$0.26	$0.32	$(0.06)	(19%)	$0.59	$0.63	$(0.04)	(6%)
Discontinued operations	—	—	—	—	—	0.16	(0.16)	*
Net income	0.26	0.32	(0.06)	(19%)	0.59	0.79	(0.20)	(25%)

Product sales
Machines	$176.1	$296.5	$(120.4)	(41%)	$466.5	$568.3	$(101.8)	(18%)
Systems, parts and conversions	76.1	65.9	10.2	15%	139.9	124.5	15.4	12%
Total product sales	252.2	362.4	(110.2)	(30%)	606.4	692.8	(86.4)	(12%)

Gross profit	$127.9	$191.8	$(63.9)	(33%)	$291.5	$358.0	$(66.5)	(19%)
Gross margin	51%	53%	(2)pp	(4%)	48%	52%	(4)pp	(8%)

Units sold	22,600	45,400	(22,800)	(50%)	77,900	91,500	(13,600)	(15%)
ARPU	$11,100	$8,000	$3,100	39%	$7,800	$7,600	$200	3%

Gaming operations
Revenues	$298.9	$273.7	$25.1	9%	$585.8	$551.3	$34.5	6%
Gross profit	145.8	147.3	(1.5)	(1%)	295.2	302.2	(6.9)	(2%)
Gross margin	49%	54%	(5)pp	(9%)	50%	55%	(5)pp	(9%)

Installed base units	37,900	35,500	2,400	7%	37,900	35,500	2,400	7%

Decreased income and EPS from continuing operations in the second quarter and first half of fiscal 2005 were driven by declining product sales volumes in both the North America and International Divisions. Diluted EPS for the six months ended March 31, 2004 was recalculated to reflect the additional convertible debenture shares outstanding for the first quarter of fiscal 2004, in keeping with the adoption of EITF 04-8. See the Recently Issued Accounting Standards section of Note 1 of our Unaudited Condensed Consolidated Financial Statements.

Improved operating cash flows enabled us to continue our capital deployment strategy of returning value to our shareholders through dividends and share repurchases. We declared and paid cash dividends of $0.12 per share and repurchased 3.3 million shares in the current quarter.

As a result of our 52/53-week accounting year, the current six-month period contained 26 weeks versus 27 weeks in the comparative prior year period. The additional week primarily increased gaming operations activities and operating expenses in the prior year.

Discontinued operations in the prior year related to certain Anchor operations divested subsequent to acquisition. See Note 5 of our Unaudited Condensed Consolidated Financial Statements.

Consolidated product sales for the current quarter and first six months of fiscal 2005 were and continue to be adversely affected by the anticipated slowdown in demand for TITO related replacement machines, as well as fewer new marketplace opportunities. We estimate our consolidated product sales gross margin will run approximately 50% for the remainder of fiscal 2005 depending on the geographical mix of product sales. Current ARPUs improved over the prior year, primarily due to better pricing realization and increasing non-machine revenues.

Consolidated gaming operations revenues grew in the second quarter and first six months of fiscal 2005, primarily due to increases in our installed base of machines and improvements in the game placement mix leading to higher yields per game placed. The second quarter was negatively impacted by charges recorded for technical obsolescence of certain gaming operations assets in response to shifting market demand toward newer IGT products that incorporate more innovative features. The consolidation of VIE operations beginning in April 2004 increased current revenues and expenses by $12.6 million in the quarter and $23.2 million in the six months compared to the prior year periods. The VIE consolidations had no material impact to gross profit dollars or net income. Partially dependent on the direction of interest rates, we expect our quarterly gaming operations gross margin to fluctuate between 54% and 57% for the remainder of fiscal 2005.

Operating Expenses

	Quarters Ended				Six Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
(In millions)
Selling, general and administrative	$75.9	$79.5	$(3.6)	(5%)	$150.2	$147.2	$3.0	2%
Depreciation and amortization	17.0	16.7	0.3	2%	33.6	30.5	3.1	10%
Research and development	36.4	31.2	5.2	17%	68.1	62.9	5.2	8%
Provision for bad debts	(1.7)	5.7	(7.4)	(130%)	(1.0)	11.3	(12.3)	(109%)

Total	$127.5	$133.1	$(5.6)	(4%)	$250.8	$251.9	$(1.1)	—

Percent of revenue	23%	21%	—	—	21%	20%	—	—

Current operating expenses decreased over the comparable prior year periods, primarily due to reduced bad debt provisions required to maintain reserves, based on our assessment of an improved customer collections risk profile and lower receivable balances. The prior half year period also included approximately $8.0 million in additional operating expenses as a result of the extra week related to the timing of our 52/53-week accounting year. These decreases were partially offset by additional costs in several SG&A categories, including personnel, gaming licences and professional fees, as well as increased R&D costs, supporting our development of innovative games, platforms and systems.

During the current quarter, we implemented several operational efficiency initiatives involving international operations and a regional reorganization of our North America sales and service groups. As a result, we recognized operational charges principally consisting of severance totaling $1.9 million in the second quarter. We also expect to incur an additional $7-8 million of similar costs related to these initiatives in the second half of fiscal 2005.

Other Income (Expense) and Taxes

	Quarters Ended				Six Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
(In millions)
Interest income	$16.1	$13.5	$2.6	19%	$31.5	$28.2	$3.4	12%
Interest expense	(14.4)	(24.2)	(9.8)	(41%)	(29.3)	(54.2)	(24.9)	(46%)
Loss on redemption of debt	—	(6.9)	(6.9)	*	—	(6.9)	(6.9)	*
Other	(1.8)	(3.1)	(1.3)	(42%)	(0.7)	(3.4)	(2.7)	(79%)

Other income (expense), net	$—	$(20.7)			$1.6	$(36.3)

Total other income (expense), net, improved in the current quarter and first six months of fiscal 2005 as a result of reduced interest expense related to the prior year early redemptions of our senior notes. The prior year quarter also included $6.9 million of loss on early redemption.

Interest income related to our WAP systems operations totaled $8.9 million in the current quarter versus $6.3 million in the prior year quarter and $17.9 million in the current six months versus $12.5 million in the prior year period. Interest expense related to our WAP systems operations totaled $7.8 million in the current quarter versus $5.8 million in the prior year quarter and $15.7 million in the first half of fiscal 2005 compared to $11.5 million in the prior year. WAP interest increased during the current periods primarily due to the additional VIE consolidations.

The operation of our WAP systems games results in interest income on investments to fund installment jackpot payments and interest expense for related jackpot liability that accretes at approximately the same rate. The amount of this interest will vary depending on the amount of jackpots won and the number of winners electing installment payments. Our WAP operations also hold a significant amount of cash and short-term investments on which we earn interest income.

Our effective tax rate decreased to 36.0% in the current six months compared to 37.0% in the prior year based on changes to the geographic mix of estimated annual taxable income and higher R&D tax credits.

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

North America Division

	Quarters Ended				Six Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
(Dollars in millions, except units & ARPU)
Total segment
Revenues	$475.9	$545.3	$(69.4)	(13%)	$939.3	$1,055.9	$(116.6)	(11%)
Gross profit	237.8	296.2	(58.4)	(20%)	482.0	572.6	(90.6)	(16%)
Gross margin	50%	54%	(4)pp	(7%)	51%	54%	(3)pp	(6%)

Operating income	$156.2	$218.5	$(62.3)	(29%)	$318.9	$417.2	$(98.3)	(24%)
Operating margin	33%	40%	(7)pp	(18%)	34%	40%	(6)pp	(15%)

Segment profit	$159.0	$220.4	$(61.4)	(28%)	$326.6	$422.5	$(96.0)	(23%)
Segment profit margin	33%	40%	(7)pp	(18%)	35%	40%	(5)pp	(13%)

Product sales
Revenues	$183.9	$275.7	$(91.8)	(33%)	$366.0	$512.6	$(146.6)	(29%)
Gross profit	97.5	152.2	(54.7)	(36%)	196.8	276.8	(80.0)	(29%)
Gross margin	53%	55%	(2)pp	(4%)	54%	54%	—	—

Units sold	13,300	27,200	(13,900)	(51%)	28,000	49,800	(21,800)	(44%)
ARPU	$13,800	$10,100	$3,700	37%	$13,100	$10,300	$2,800	27%

Gaming operations
Revenues	$292.0	$269.6	$22.4	8%	$573.4	$543.3	$30.0	6%
Gross profit	140.3	144.0	(3.7)	(3%)	285.3	295.8	(10.5)	(4%)
Gross margin	48%	53%	(5)pp	(9%)	50%	54%	(4)pp	(7%)

Installed base units	36,900	34,700	2,200	6%	36,900	34,700	2,200	6%

Our North America Division segment profit and segment margin declines in the second quarter and first half of fiscal 2005 compared to the prior year periods were attributed primarily to lower product sales volumes and technological obsolescence charges in gaming operations.

North America machine sales were down in the current quarter and six months compared to the prior year as a result of decelerated TITO replacement demand and fewer new market opportunities. The most recent replacement cycle that arose from the demand for cashless enabled gaming machines continues to slow and as a result we expect this demand to remain below fiscal 2004 levels.

Decreasing machine demand in the current quarter and half year period versus the prior year was partially offset by improving ARPU driven by:

ª	increased pricing realization for machines and parts

ª	a higher mix of systems, parts and conversion revenues

ª	additional intellectual property revenues

The decline in North America product sales gross margin in the current quarter and six months related primarily to the allocation of fixed costs across lower sales volumes, as well as increased conversion and retrofit costs.

Gaming operations revenues increased in the second quarter and first six months of fiscal 2005 over the prior year as a result of:

ª	growth in our installed base of video lottery, racino and CDS units

ª	increased play levels ensuing from new game introductions and removal of lower performing units

ª	VIE consolidations not included in the prior year period

The additional VIE revenues of $12.6 million in the current quarter and $23.2 million in the first six months was offset by the extra week contributing revenues of approximately $19.9 million in the prior half year period.

The decrease in gaming operations gross profit in the second quarter and first six months of fiscal 2005 compared to the prior year was primarily due to:

ª	current quarter charges of $19.9 million related to technological obsolescence of certain gaming operations assets resulting from the transition in demand toward our newer, more innovative products

ª	an increase in the installed base of lower yielding racino and CDS units

ª	the extra week adding gross profit of approximately $11.1 million in the first six months of the prior year

ª	VIE consolidations reducing gross margin by approximately 2 pp in the current year periods

ª	partially offset by reduced jackpot expense in the current year periods as a result of favorable interest rates

The growth in our installed base of proprietary games was primarily related to additional placements in:

ª	Native America markets in Florida and Oklahoma

ª	the charitable video bingo market in Alabama

ª	video lottery markets in New York, Delaware, and Rhode Island

While growth in our installed base is dependent on gaming industry expansion, we continue to focus on strategies to improve revenue yields centered on managing the types of games and jurisdictions where they are placed. This includes placing our highest yielding games on casino floors and managing removals of lower performing games. As the marketplace for recurring revenue machines becomes increasingly more competitive, new game introductions continue to drive improvement in our yields per machine placed.

International Division

	Quarters Ended				Six Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

(Dollars in millions, except units & ARPU)
Total segment
Revenues	$75.1	$90.8	$(15.7)	(17%)	$252.9	$188.2	$64.6	34%
Gross profit	35.9	42.9	(7.0)	(16%)	104.7	87.6	17.1	20%
Gross margin	48%	47%	1pp	2%	41%	47%	(6)pp	(13%)

Operating income	$10.5	$22.1	$(11.6)	(53%)	$57.9	$47.6	$10.3	22%
Operating margin	14%	24%	(10)pp	(42%)	23%	25%	(2)pp	(8%)

Segment profit	$10.3	$22.1	$(11.8)	(53%)	$59.0	$49.5	$9.5	19%
Segment profit margin	14%	24%	(10)pp	(42%)	23%	26%	(3)pp	(12%)

Product sales
Revenues	$68.3	$86.7	$(18.4)	(21%)	$240.4	$180.3	$60.2	33%
Units sold	9,300	18,200	(8,900)	(49%)	49,900	41,700	8,200	20%
ARPU	$7,300	$4,800	$2,500	52%	$4,800	$4,300	$500	12%

Gaming operations
Revenues	$6.8	$4.1	$2.7	66%	$12.4	$8.0	$4.5	56%
Installed base units	1,000	800	200	25%	1,000	800	200	25%

Decreased segment profit and margins in our International Division for the current quarter was attributable to decreased sales volume, as well as increased SG&A, which includes severance, and R&D costs. Segment margins in the current six months also declined due to the heavier mix of lower gross margin Japanese pachisuro game sales.

International product sales revenues and gross profit declined in the current quarter compared to the prior year quarter, primarily due to reduced sales in Japan. During the second quarter of fiscal 2004, international product sales were boosted by sales of the pachisuro game Nobunaga™. The current quarter ARPU increase is attributable primarily to the reduced sales of lower priced Japan units.

Product sales revenues and gross profit grew in the first six months of 2005 compared to the same period last year, primarily due to:

ª	the current year success of The Terminator™ pachisuro game in Japan, selling 29,600 units versus 18,000 Nobunaga™ units in the prior year

ª	increased casino market sales in Europe and South Africa

ª	higher conversions and parts sales in Australia

ª	favorable foreign exchange

The decline in gross margin for the first half of fiscal 2005 compared to the prior year was primarily due to a larger mix of lower margin pachisuro games. The increase in international ARPU for the first half of fiscal 2005 over the prior year was predominantly due to:

ª	better pricing realized on our pachisuro games

ª	higher conversions and parts sales in Australia

ª	favorable foreign exchange

The Terminator™, the inaugural game released under our agreement with Sega Sammy Holdings, Inc., was our most successful Japan game model to date. Our next game in Japan is scheduled for release in the second half of fiscal 2005. Although our recent level of success with The Terminator™ may not always be repeated, this unique and cyclical market comprises approximately 1.7 million machines, over half of which are replaced annually.

Successes in Japan can contribute significantly to our gross profit and operating income, but these lower priced pachisuro games reduce gross margin. We anticipate international margins will continue to fluctuate depending upon the geographic mix of product sales.

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

Our working capital decreased to $485.4 million at March 31, 2005 from $949.7 million at September 30, 2004, primarily due to the reclassification of our Debentures to current liabilities. See Note 9 of our Unaudited Condensed Consolidated Financial Statements. Our working capital statistics for the trailing twelve months ended March 31, 2005 compared to the prior year period included:

ª	average days sales outstanding, which improved to 73 days from 85 days, largely related to significant note and contract payoffs in the current period

ª	inventory turns, which decreased to 3.7 from 4.1

Cash Flows Summary

	Six Months Ended
	March 31,		Increase (Decrease)
	2005	2004	Amount	%

(In millions)
Operations	$343.2	$148.1	$195.1	132%
Investing	(194.0)	391.7	(585.7)	(150%)
Financing	(183.7)	(480.5)	296.7	62%

Cash Flows From Operations

Fluctuations in net cash flows from operations for the first half of fiscal 2005 versus the comparative prior year period were primarily related to:

ª	additional cash used in the prior year period to extend exclusive rights to licensed properties

ª	timing of receivable collections

ª	higher interest payments in the prior half year on our senior notes subsequently redeemed

ª	timing of income tax payments

Cash flows related to jackpot liabilities consist of collections to fund jackpots and payments to winners for all WAP systems. Payments to winners include both installment based and single payments. Net cash flows related to jackpots represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpots reflect variations in the timing of the jackpot life cycles, the pattern of winners’ payment elections, and the volume of slot play across all of our progressive systems games.

Cash Flows From Investing

The fluctuation in net investing cash flows in the current six months compared to the prior year period was primarily attributed to:

ª	decreased net proceeds from ARS investment securities of $459.8 million

ª	prior year proceeds of $143.0 million from the sale of discontinued OES operations

ª	$105.8 million additional cash used for prior year business acquisitions

ª	decreased loan collections, net of advances, totaling $33.8 million

ª	prior year initial VIE cash consolidated of $47.5 million

See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information related to the reclassification of our investments in ARS for all periods presented from cash equivalents to investment securities in the current quarter.

See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional details related to current and prior year acquisitions.

Investments to fund jackpots relate only to installment based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment based payments. Proceeds occur as the investments mature, in equal annual installments over the life of the annuity.

Capital Expenditures

	Six Months Ended
	March 31,		Increase (Decrease)
	2005	2004	Amount	%

(In millions)
Property, plant and equipment	$25.6	$15.3	$10.3	68%
Gaming operations equipment	73.5	65.7	7.8	12%
Intellectual property	6.0	12.3	(6.3)	(51%)

Total capital expenditures	$105.1	$93.3	$11.8	13%

North America	95%	97%
International	5%	3%

Capital expenditures in the current half year period increased predominantly related to construction costs for our new Las Vegas campus and Reno facility expansion totaling $13.6 million. Additional gaming operations equipment spending in the current period related primarily to deployment of new products incorporating more innovative features and our new penny progressive format. Intellectual property investments in the prior year included certain assets purchased in conjunction with the dissolution of our business alliance with Shuffle Master.

Cash Flows From Financing

Net financing cash flows improved in the current six months versus the comparable prior year period, primarily as a result of the prior year redemption of senior notes, partially offset by additional current period share repurchases and dividends paid.

Stock Repurchase Plan

The stock repurchase plan authorized by our Board of Directors in 1990 is used to return value to our stockholders and reduce the number of shares outstanding. Our remaining share repurchase authorization, as amended, totaled 32.6 million shares as of March 31, 2005.

During the first six months of fiscal 2005, we repurchased 3.3 million shares for an aggregate price of $97.0 million. We repurchased an additional 2.4 million shares from March 31, 2005 through May 10, 2005 for an aggregate price of $66.2 million. The expected timing and amount of our future share repurchases will vary depending on market conditions, securities law limitations and other factors. See Part II, Item 2 for additional share repurchase information.

Credit Facilities and Indebtedness

We continue to be in full compliance with all covenants contained in all debt agreements at March 31, 2005. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

	March 31,	September 30,	Increase (Decrease)
	2005	2004	Amount	%

(In millions)
Total assets	$3,897.3	$3,873.0	$24.3	1%
Total liabilities	1,825.9	1,896.3	(70.5)	(4%)
Total stockholders’ equity	2,071.4	1,976.6	94.7	5%

Total assets grew during the current half year period mainly due to increased investment securities, partially offset by decreases in cash and equivalents, deferred taxes, prepaid royalties and receivables. Total liabilities decreased during the six months just ended primarily related to payments of employee incentives and dividends.

Total stockholders’ equity increased during the current year period predominantly as the result of:

ª	net income generated during the current period

ª	proceeds from employee stock plans

ª	partially offset by dividends declared and share repurchases

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

ª	expectations about our ability to introduce new products and stimulate replacement demand

ª	estimates of our market share and competitive advantage

ª	estimates about the total market installed base

ª	expectations about gaming expansion and new markets

ª	judgments and assumptions related to our critical accounting estimates

ª	estimates about our interest expense savings

ª	estimates about our tax exposure and tax rates

ª	estimates of expected gross profit margins

ª	estimates that the replacement market will continue at certain paces

ª	expectations that our available capital resources will be sufficient to fund our capital expenditures and operating requirements

ª	expectations about losses from off-balance sheet arrangements

ª	expectations about foreign exchange rate gain and losses

ª	expectations about incremental future growth through acquisitions

ª	expectations about opportunities to increase profit contribution

ª	expectations about future gaming product developments

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

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:

ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations

Demand for our products would be adversely affected by:

ª	a reduction in the growth rate of new and existing markets

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	a decline in public acceptance of gaming

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:

ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in legislative actions and/or approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

Our intellectual property rights are subject to risks, including:

ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively

Our business is vulnerable to changing economic conditions, including:

ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in tax laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures

Our outstanding debt obligations subject us to certain additional risks, including:

ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness

Our business operations are subject to other risks, including:

ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of existing litigation related to legal actions pending against IGT

ª	our ability to timely and cost effectively integrate into our operations the companies that we acquire

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native America jurisdictions which may subject us to sovereign immunity risk

ª	acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 32.6 million at March 31, 2005. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors.

Shares purchased in the table below exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased an additional 2.4 million shares from March 31, 2005 through May 10, 2005 at $27.03 average price per share.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Periods	Purchased	per Share	Announced Plan	the Plan

January 02 – January 29, 2005	2,022,800	$30.01	2,022,800	33,827,025

January 30 – February 26, 2005	—	—	—	33,827,025

February 27 – April 02, 2005	1,257,000	$28.78	1,257,000	32,570,025

Total	3,279,800	$29.54	3,279,800

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On March 1, 2005, IGT held its annual meeting of stockholders.

(b)	The following directors were elected to serve until the next annual meeting: Neil Barsky, Robert A. Bittman, Richard R. Burt, Leslie S. Heisz, Robert A. Mathewson, Thomas J. Matthews, Robert Miller and Frederick B. Rentschler. These directors constitute all of the directors of IGT.

(c)	Voting for the directors was as follows:

	Number of	Number of
	Shares Voted for	Shares Withheld

Neil Barsky	288,342,020	15,086,465
Robert A. Bittman	289,972,572	13,455,913
Richard R. Burt	288,329,765	15,098,720
Leslie S. Heisz	288,370,242	15,058,243
Robert A. Mathewson	294,032,919	9,395,566
Thomas J. Matthews	290,159,022	13,269,463
Robert Miller	181,407,944	122,020,541
Frederick B. Rentschler	290,516,867	12,911,618

At the meeting, stockholders also approved an amendment to the International Game Technology 2002 Stock Incentive Plan to increase by 9,000,000 the number of shares of common stock authorized to be issued under the plan. The number of shares voted for the plan amendment totaled 199,515,078 with 38,572,873 shares withheld, 2,823,798 shares abstaining and 62,516,736 broker non-votes.

In addition, stockholders ratified the appointment of Deloitte & Touche LLP as IGT’s independent auditors for the fiscal year ending September 30, 2005. The number of shares voted for the appointment totaled 269,391,838 with 30,119,977 shares withheld, and 3,916,670 shares abstaining.

Item 5. Other Information

On March 31, 2005, IGT accepted the resignation of Ward Chilton, Senior Vice President, North America Sales, a named executive officer, concurrently with the execution of a Separation, Transition and General Release Agreement. Mr. Chilton was an at-will employee. The Separation Agreement provides for Mr. Chilton to receive the following compensation as a non-officer employee for future services related to the transition of his previous responsibilities and/or special projects as assigned:

ª	Base salary of $25,000 per month, including general employee welfare benefits, from March 31, 2005 through March 31, 2006

ª	Continued vesting of previously granted outstanding unvested stock awards through March 31, 2006

ª	Payments for up to 18 months of COBRA continuing medical and dental coverage following March 31, 2006

Under the terms of the Separation Agreement, Mr. Chilton also agreed not to engage in activities that would be in competition with the business of IGT through March 31, 2008.

Item 6. Exhibits

(a)	Exhibits

10.1*	International Game Technology 2002 Stock Incentive Plan, as amended March 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K, File number 001-10684, filed by Registrant on March 4, 2005)

10.2*	Summary of Named Executive Officer Compensation Arrangements at March 31, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Maureen Mullarkey

Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1*	International Game Technology 2002 Stock Incentive Plan, as amended March 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K, File number 001-10684, filed by Registrant on March 4, 2005)

10.2*	Summary of Named Executive Officer Compensation Arrangements at March 31, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement