Form 10-Q
period 2005-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2005-08-11
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2005

Common Stock par value $.00015625 per share	341,068,550

INTERNATIONAL GAME TECHNOLOGY

As of and for the periods ended June 30, 2005 and 2004

i

DEFINITIONS
Certain abbreviations or acronyms used in this Form 10-Q have the following meanings:

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Act	American Jobs Creation Act of 2004
Anchor	Anchor Gaming
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARPU	average product sales revenue per unit
ARS	Auction Rate Securities
ASP	average sales price per machine
AVP®	Advanced Video Platform
CCSC	Colorado Central Station Casino
CDS	central determination system
CIP	construction-in-process
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ERP	enterprise resource planning
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FSP	FASB Statement of Position
Friendly Matrix	Friendly Matrix Internet Company LLC
Hi-Tech	Hi-Tech Gaming.com, Ltd.
MDA	management’s discussion & analysis
NDT	The Nevada Department of Taxation
OES	IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc. collectively
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International
pp	percentage points
R&D	research and development
RFID	radio frequency identification
SAB	Staff Accounting Bulletin
SBG	server-based gaming
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SMI	Shuffle Master, Inc.
SG&A	selling, general and administrative
TITO	ticket-in/ticket-out
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
VLT	video lottery terminal
WagerWorks	WagerWorks, Inc.
WAP	wide area progressive
*	not meaningful (in tables)
IGT, we, our, management, the Company	International Game Technology and its consolidated subsidiaries and VIEs unless the context indicates otherwise

ii

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)

Revenues
Product sales	$274,452	$315,582	$880,878	$1,008,419
Gaming operations	305,104	303,305	890,888	854,613

Total revenues	579,556	618,887	1,771,766	1,863,032

Costs and operating expenses
Cost of product sales	130,751	143,787	445,691	478,603
Cost of gaming operations	140,624	136,843	431,162	385,997
Selling, general and administrative	86,339	72,938	236,543	220,157
Depreciation and amortization	17,157	16,633	50,755	47,158
Research and development	35,759	32,843	103,828	95,736
Provision for bad debts	1,516	4,761	488	16,044

Total costs and operating expenses	412,146	407,805	1,268,467	1,243,695

Operating income	167,410	211,082	503,299	619,337

Other income (expense)
Interest income	28,520	15,656	60,051	43,831
Interest expense	(13,922)	(22,649)	(43,200)	(76,824)
Loss on debt redemption	—	—	(5)	(6,891)
Other	(2,013)	(1,030)	(2,688)	(4,423)

Total other income (expense)	12,585	(8,023)	14,158	(44,307)

Income from continuing operations before tax	179,995	203,059	517,457	575,030
Provision for income taxes	65,251	61,957	186,342	199,586

Income from continuing operations	114,744	141,102	331,115	375,444
Discontinued operations, net of $35,312 tax	—	—	—	58,924

Net income	$114,744	$141,102	$331,115	$434,368

Basic earnings per share
Continuing operations	$0.33	$0.40	$0.96	$1.08
Discontinued operations	—	—	—	0.17

Net income	$0.33	$0.40	$0.96	$1.25

Diluted earnings per share
Continuing operations	$0.32	$0.38	$0.91	$1.01
Discontinued operations	—	—	—	0.16

Net income	$0.32	$0.38	$0.91	$1.17

Weighted average shares outstanding
Basic	343,474	348,426	344,828	346,921
Diluted	369,279	378,482	371,907	377,104

Cash dividends declared per share	$0.12	$0.10	$0.36	$0.30
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
(In thousands, except par value)

Assets
Current assets
Cash and equivalents	$302,862	$306,980
Investment securities, at market value	486,689	316,976
Restricted cash and investments	133,348	142,667
Accounts receivable, net of allowances for doubtful accounts of $22,630 and $26,064	309,694	359,714
Current maturities of notes and contracts receivable, net	87,270	55,202
Inventories	180,213	165,601
Investments to fund jackpots to winners	52,013	50,191
Deferred income taxes	38,324	35,944
Prepaid expenses and other	75,785	76,429

Total current assets	1,666,198	1,509,704

Notes and contracts receivable, net	49,805	87,284
Property, plant and equipment, net	354,695	329,058
Investments to fund jackpots to winners	473,959	468,238
Deferred income taxes	47,709	49,056
Intangible assets, net	260,158	258,169
Goodwill, net	1,035,026	1,035,589
Other assets	104,835	135,866

	$3,992,385	$3,872,964

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$599,616	$103
Accounts payable	86,161	85,692
Jackpot liabilities	210,263	209,205
Accrued employee benefit plan liabilities	43,004	59,071
Dividends payable	41,198	41,531
Accrued interest	4,510	3,838
Accrued income taxes	28,009	7,537
Other accrued liabilities	176,054	153,032

Total current liabilities	1,188,815	560,009
Notes payable, net of current maturities	200,000	791,848
Non-current jackpot liabilities	502,681	510,057
Other liabilities	39,106	34,401

	1,930,602	1,896,315

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280,000 shares authorized; 712,263 and 707,973 shares issued	111	111
Additional paid-in capital	1,687,725	1,607,717
Treasury stock at cost: 368,947 and 361,882 shares	(2,022,026)	(1,821,770)
Deferred compensation	(12,381)	(11,822)
Retained earnings	2,408,263	2,201,436
Accumulated other comprehensive income	91	977

	2,061,783	1,976,649

	$3,992,385	$3,872,964

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

	Nine Months Ended
	June 30,
	2005	2004
(In thousands)

Operations
Net income	$331,115	$434,368
Adjustments:
Depreciation, amortization, and asset charges	150,318	115,686
Debt discounts and deferred offering costs	12,413	14,000
Stock-based compensation	2,872	4,063
Provision for bad debts	488	16,044
Provision for inventory obsolescence	13,697	7,530
(Gain) loss on assets sold	(61)	675
Loss on debt redemption	5	6,891
Gain on sale of discontinued operations	—	(90,820)
Changes in operating assets and liabilities, net of acquisitions and VIE consolidations:
Receivables	28,323	1,160
Inventories	(28,621)	(20,442)
Accounts payable and accrued liabilities	7,392	(54,168)
Jackpot liabilities	(30,062)	(29,534)
Income taxes, net of employee stock plans	47,241	33,320
Other current assets	(18)	(25,778)
Other non-current assets	27,239	(42,062)

Net cash from operations	562,341	370,933

Investing
Capital expenditures	(166,197)	(141,308)
Restricted cash	26,485	(234)
Investment securities proceeds (purchases), net	(186,966)	196,351
Jackpot annuity investments proceeds (purchases), net	15,900	11,305
Loans receivable cash advanced	(500)	(20,563)
Loans receivable payments received	26,280	61,604
Proceeds from assets sold	332	5,164
Proceeds from discontinued operations sold	—	151,548
Business acquisitions	(3,961)	(109,711)

Net cash (to) from investing	(288,627)	154,156

Financing
Debt proceeds (repayments), net	494	(415,337)
Debt redemption premium	(5)	(6,368)
Employee stock plan proceeds	48,993	46,300
Dividends paid	(124,621)	(104,027)
Share repurchases	(200,020)	(24,054)

Net cash to financing	(275,159)	(503,486)

Foreign exchange rates effect on cash	(2,673)	3,013

Net change in cash and equivalents	(4,118)	24,616

Beginning cash and equivalents	306,980	440,410

Ending cash and equivalents	$302,862	$465,026

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization and asset charges reflected in the cash flows statements is comprised of amounts presented separately on the income statements, plus depreciation and asset charges included in cost of product sales and cost of gaming operations.

	Nine Months Ended
	June 30,
	2005	2004
(In thousands)

Investment securities
Purchases	$(572,849)	$(1,354,668)
Proceeds from sales	385,883	1,551,019

Net (purchases) proceeds	$(186,966)	$196,351

Jackpot funding
Collections to fund jackpots	$187,226	$204,884
Payments to winners	(217,288)	(234,418)

Net change in jackpot liabilities	(30,062)	(29,534)

Purchases of jackpot annuity investments	(27,606)	(24,542)
Proceeds from jackpot annuity investments	43,506	35,847

Net jackpot annuity investments	15,900	11,305

Net jackpot funding cash flows	$(14,162)	$(18,229)

Capital expenditures
Property, plant and equipment	$(34,823)	$(24,359)
Gaming operations equipment	(113,226)	(94,207)
Intellectual property	(18,148)	(22,742)

Total capital expenditures	$(166,197)	$(141,308)

Payments
Interest	$6,820	$73,733
Income taxes	145,908	207,541

Non-cash investing and financing items:
Tax benefit of employee stock plans	27,760	33,208
Treasury stock acquired for stock awards exercised or forfeited	236	108
Interest accretion for jackpot funding investments	23,472	19,465
Interest accretion on zero-coupon convertible debentures	7,768	7,671
Accruals for capital purchases	5,875	—

Acquisitions
Fair value of assets	5,151	149,891
Fair value of liabilities	1,190	40,180

Initial VIE consolidations
Fair value of assets	—	185,244
Fair value of liabilities	—	185,244
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
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated. We account for investments in 50% or less owned joint ventures using the equity method.
Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Consistent with this practice, the current quarter ended July 2, 2005 is presented as ended June 30, 2005, the prior year quarter ended July 3, 2004 is presented as ended June 30, 2004, and the prior fiscal year ended October 2, 2004 is presented as ended September 30, 2004. The results of operations for fiscal 2005 will contain 52 weeks versus 53 weeks in fiscal 2004. The results of operations for the nine months ended June 30, 2005 contained 39 weeks versus 40 weeks for the nine months ended June 30, 2004. The results of operations for the quarters ended June 30, 2005 and 2004 both contained 13 weeks.
Certain prior period amounts have been reclassified to be consistent with the presentation used in the current period, specifically with respect to the presentation of restricted cash and Auction Rate Securities (ARS) in our balance sheets and cash flows statements.
Restricted cash
In conjunction with the preparation of this quarterly report for the period ended June 30, 2005, we determined it appropriate to classify restricted cash separately from cash and equivalents on our balance sheets. We are required by gaming regulators to maintain sufficient reserves in restricted accounts for the purpose of funding payments to progressive jackpot winners.
Restricted cash totaling $60.1 million at June 30, 2005 and $86.5 million at September 30, 2004 has been presented separately on our balance sheets as a component of restricted cash and investments. The net change in restricted cash is reflected as an increase in investing cash flows of $26.5 million for the nine months ended June 30, 2005 and a decrease of $234,000 for the nine months ended June 30, 2004, rather than as a component of net change in cash as presented previously. Restricted cash provided from our initial VIE consolidations at March 30, 2004 was also reclassified, reducing investing cash flows and net change in cash by $47.5 million for the nine months ended June 30, 2004, and included in supplemental disclosures for non-cash fair value of assets. These reclassifications had no impact on operating cash flows.
ARS
In conjunction with the preparation of the quarterly report for the period ended March 31, 2005, we determined it appropriate to classify our ARS as short-term investments. Although ARS have an underlying long-term maturity, they are traded and interest rates reset through a modified Dutch auction at predetermined short-term intervals, usually 7, 28, or 35 days. We previously classified ARS as cash equivalents based on the period from purchase to first auction date.
We reclassified ARS totaling $371.5 million (including restricted amount of $56.2 million) at September 30, 2004 from cash equivalents to short-term investments. Additionally, we reclassified ARS purchases of $1.4 billion and proceeds of $1.6 billion for the nine months ended June 30, 2004, increasing investing cash flows, as well as net change in cash and equivalents, by $196.4 million. As of and for the nine months ended June 30, 2005, ARS purchases totaled $572.8 million, proceeds totaled $385.9 million, and the ending balance totaled $558.5 million (including restricted amount of $73.2 million).

Recently Issued Accounting Standards
FSP FAS143-1
In June 2005, the FASB issued final FSP FAS143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP FAS143-1 only addresses accounting for historical waste and is required to be applied the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable European Union member country. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this FSP.
SFAS 154
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors made in fiscal years beginning after December 15, 2005, which will be IGT’s fiscal year 2007. Although we have no current application for this statement, the adoption of this statement may impact our future results of operations, financial position or cash flows.
FIN 47
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005, which will be IGT’s fiscal year 2006. We continue to evaluate the impact of FIN 47 on our results of operations, financial position or cash flows.
SFAS 109-1
In December 2004, the FASB issued SFAS 109-1, Applications of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. SFAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. This statement is effective immediately. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.
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
EITF 04-8
In December 2004, the FASB issued and we adopted EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. We restated the first quarter of fiscal 2004 to reduce diluted EPS from continuing operations by $0.01, related to an additional 20.5 million outstanding debenture shares previously excluded because the conversion event had not occurred. EPS for the nine months ended June 30, 2004 was also recalculated to reflect the additional debentures shares outstanding for the first quarter of fiscal 2004.

SFAS 123R and SAB 107
In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, replacing SFAS 123, Accounting for Stock-Based Compensation, and superseding APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R will be effective for the first annual reporting period that begins after June 15, 2005, which will be IGT’s first quarter of fiscal 2006. We continue to evaluate our stock-based compensation policies and currently expect to continue using the Black-Scholes valuation model. We estimate the adoption of FAS123R will reduce earnings consistent with our pro forma disclosures presented in Note 2.
In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on FAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation will impact our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses.
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
The following pro forma financial information reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation costs that would have been recorded if the SFAS 123 fair value method had been applied to all awards granted, modified, or settled since the beginning of fiscal 1996. The current quarter pro forma stock compensation includes the recapture of previously recognized expense related to unvested options forfeited by certain retiring key executives.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Reported net income	$114,744	$141,102	$331,115	$434,368
Reported stock compensation, net of tax	565	903	1,838	2,580
Pro forma stock compensation, net of tax	(2,933)	(7,278)	(17,441)	(22,399)

Pro forma net income	112,376	134,727	315,512	414,549
Interest expense on convertible debentures, net of tax	2,394	2,337	7,123	7,007

Pro forma diluted EPS numerator	$114,770	$137,064	$322,635	$421,556

Basic earnings per share
As reported	$0.33	$0.40	$0.96	$1.25
Pro forma	0.33	0.39	0.91	1.19
Diluted earnings per share
As reported	$0.32	$0.38	$0.91	$1.17
Pro forma	0.31	0.36	0.87	1.12
3. Inventories

	June 30,	September 30,
	2005	2004
(In thousands)
Raw materials	$80,036	$84,486
Work-in-process	6,568	4,535
Finished goods	93,609	76,580

Total inventories	$180,213	$165,601

4. Property, Plant and Equipment

	June 30,	September 30,
	2005	2004
(In thousands)
Land	$19,979	$19,979
Buildings	103,469	89,958
Gaming operations equipment	440,265	392,036
Manufacturing machinery and equipment	223,548	206,499
Leasehold improvements	12,138	8,141
Construction-in-process (CIP)	22,273	25,813

Total	821,672	742,426
Less accumulated depreciation and amortization	(466,977)	(413,368)

Property, plant and equipment, net	$354,695	$329,058

CIP included $19.4 million at June 30, 2005 and $22.1 million at September 30, 2004 related to our new facilities under construction in Las Vegas and Reno. We reclassified $18.8 million of CIP for the Reno expansion to buildings and equipment when it was placed in service during fiscal 2005.
5. Acquisitions, Divestitures and Discontinued Operations
WagerWorks
On July 26, 2005, we entered into a definitive agreement to acquire WagerWorks, Inc. for total cash consideration of approximately $90.0 million, subject to a working capital adjustment. Consummation of the merger, expected in our fourth quarter, is contingent upon customary closing conditions and regulatory approvals. IGT deposited $4.5 million with WagerWorks to be credited against the purchase price at closing. In the event the merger agreement is terminated, IGT would forfeit the deposit unless the decision to terminate is mutual or due to breach or failure by WagerWorks to satisfy certain closing conditions.
WagerWorks is a provider of internet gaming technology, content and services, with a content portfolio and a strict policy of not conducting business with operators who knowingly process gambling transactions from the United States. We expect this business combination will enable us to expand the distribution of IGT game content across new channels and mediums, including internet, mobile devices, and interactive television.
Friendly Matrix
On December 16, 2004, IGT acquired substantially all the assets of Friendly Matrix, including several products that will enhance our IGT Advantage™ systems functionality and extend our reach into key markets. The total purchase consideration of $1.6 million was allocated primarily to developed technology.
Hi-Tech
On December 31, 2004, IGT acquired substantially all of the assets of Hi-Tech, our former distributor of gaming equipment and services in Canada. This asset acquisition is allowing us to further develop our Canadian customer relationships, integrating Hi-Tech’s employees with IGT’s resources. The total purchase consideration of $10.3 million was allocated to accounts receivable, inventories, as well as contract and customer relationship intangibles of $4.6 million.
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
We have not provided pro forma financial information for these acquisitions, as they were not material to our consolidated results.

Divestitures and Discontinued Operations
Subsequent to the completion of the Anchor acquisition on December 30, 2001, we divested certain acquired operations inconsistent with IGT’s core business strategy. In fiscal 2004, we completed the sale of OES for total cash proceeds of $151.5 million, resulting in a gain of $56.8 million, net of tax.

Nine months ended June 30, 2004
(In thousands)
Net revenue	$13,558

Income before tax	$3,416
Provision for income taxes	1,254

Income after tax	2,162

Gain on sale before tax	90,820
Provision for income taxes	34,058

Gain on sale after tax	56,762

Discontinued operations after tax	$58,924

6. Allowances for Doubtful Notes and Contracts Receivable

	June 30,	September 30,
	2005	2004
(In thousands)
Current	$24,233	$23,871
Long-term	18,672	18,507

	$42,905	$42,378

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
Our revenues and resulting receivables are concentrated in specific legalized gaming regions. Collection of our receivables may be affected by changes in economic trends or other industry conditions. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The table below shows the composition of our total net receivables at June 30, 2005.

North America
Nevada	24%
California	13
New Mexico	5
Louisiana	5
New Jersey	4
Mississippi	4
Canada	4
Other US regions, 3% or less individually	19

Total North America	78%

International
Europe	11%
Other international, 3% or less individually	11

Total international	22%

8. Intangibles and Goodwill
Intangible additions below are comprised of cash expenditures of $18.1 million, $6.0 million of acquisitions in business combinations described in Note 5, and other accruals of $5.9 million. Current quarter additions include $15.4 million for a 50% interest in the SMI portfolio of RFID and optical bet recognition patents. Our patents category also includes capitalized legal costs for patent applications.

		Weighted
		Average
Nine months ended June 30, 2005	Additions	Life (years)
(In thousands, except life)
Finite lived intangibles:
Patents	$24,023	6
Contracts	3,662	2
Developed technology	1,444	10
Customer relationships	888	2

Total	$30,017

Intangible Balances

	June 30, 2005			September 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
(In thousands)
Finite lived intangible assets:
Patents	$310,722	$85,112	$225,610	$286,733	$64,825	$221,908
Contracts	11,712	4,367	7,344	8,094	2,341	5,753
Trademarks	9,822	7,350	2,472	9,828	5,969	3,859
Developed technology	25,662	6,543	19,120	24,218	3,717	20,501
Customer relationships	6,671	1,059	5,612	5,800	160	5,640
Backlog	6,100	6,100	—	6,100	5,592	508

Net carrying amount	$370,689	$110,531	$260,158	$340,773	$82,604	$258,169

Amortization of Intangibles
Our aggregate amortization expense totaled $9.5 million in the current quarter versus $9.2 million in the prior year quarter and $27.9 million in the nine months just ended versus $26.9 million in the prior year period.

	2005	2006	2007	2008	2009
(in millions)
Estimated annual amortization	$37.4	$36.0	$33.0	$29.8	$27.9
Goodwill Changes and Balances by Segment

	North America	International
Nine months ended June 30, 2005	Division	Division	Total
(In thousands)
Beginning balance	$994,686	$40,903	$1,035,589
Tax benefit of Anchor options exercised	(413)	—	(413)
Foreign currency translation adjustment	—	(150)	(150)

Ending balance	$994,273	$40,753	$1,035,026

9. Debt

	June 30,	September 30,
Outstanding Balance	2005	2004
(In thousands)
Senior credit facility – term loan	$200,000	$200,000
Senior convertible debentures, net of unamortized discount	599,616	591,848
Senior notes	—	103

Total debt	799,616	791,951
Less current maturities	(599,616)	(103)

Notes payable, net of current maturities	$200,000	$791,848

We continue to be in compliance with all applicable debt covenants at June 30, 2005.
Senior Credit Facility
The interest rate on the $200.0 million term loan reset to 3.26% on January 18, 2005, 3.75% on April 18, 2005, and 4.21% on July 18, 2005. The reserve for letters of credit against the available $1.3 billion revolver totaled $4.0 million.
Foreign Credit Facilities
Our available foreign credit facilities totaled $52.6 million at June 30, 2005. Renewals occur annually in January and July.
Senior Convertible Debentures
Our convertible debentures were reclassified as current in January 2005 because the debenture holders will have the right to require IGT to redeem the debentures for cash on January 29, 2006. The market price condition for convertibility was not met during the measurement period ended July 19, 2005.
10. Earnings Per Share
The calculation of diluted EPS from continuing operations below reflects our outstanding debenture shares for all periods presented, in conjunction with the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our first quarter of fiscal 2005.
From the end of our third quarter just ended through August 11, 2005, we repurchased 2.5 million additional common shares or approximately 1% of outstanding shares. There were no other transactions during this period that would have materially changed the number of basic or diluted shares outstanding.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Income from continuing operations	$114,744	$141,102	$331,115	$375,444
After-tax interest expense on convertible debentures	2,394	2,337	7,123	7,007

Diluted EPS numerator	$117,138	$143,439	$338,238	$382,451

Weighted average common shares outstanding:
Basic	343,474	348,426	344,828	346,921
Dilutive effect of stock awards	5,274	9,525	6,548	9,652
Dilutive effect of debentures	20,531	20,531	20,531	20,531

Diluted EPS denominator	369,279	378,482	371,907	377,104

Basic earnings per share	$0.33	$0.40	$0.96	$1.08
Diluted earnings per share	$0.32	$0.38	$0.91	$1.01

Weighted average antidilutive stock award shares excluded from diluted EPS	10,176	699	8,342	318

11. Income Taxes
Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.
12. Comprehensive Income

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands)
Net income	$114,744	$141,102	$331,115	$434,368
Currency translation adjustments	(3,357)	(29)	(831)	5,145
Investment securities unrealized gains (losses)	8	(99)	(55)	(6)

Comprehensive income	$111,395	$140,974	$330,229	$439,507

13. Commitments and Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.
Alliance
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer to IGT’s complaint raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations and for intentional interference with prospective business advantage. IGT denies these allegations. In addition, IGT has filed a motion to strike portions of defendants’ answer and affirmative defenses and to dismiss certain of defendants’ counterclaims. Discovery is ongoing.
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
In October 2004 and again in July 2005, NDT advised us that we had a good-faith legal basis for our position that no sales tax was payable on royalties received, but that NDT believed that sales tax may be payable on some amount of the royalties. IGT disagrees with NDT’s position that sales tax may be payable on any part of the royalties and continues to correspond with NDT on this issue.
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
The carrying value of the patents at June 30, 2005 totaled $113.5 million, with a remaining life of approximately 11 years. On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada. IGT filed a motion to dismiss the complaint in December 2004. The court denied the motion on May 2, 2005. IGT has appealed this denial to the US Court of Appeals for the Ninth Circuit. IGT believes that the allegations are without merit and intends to vigorously defend this matter.
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
We have made an accrual to reflect a jury verdict of $1.7 million returned on March 24, 2005 in favor of Siena, along with related interest and legal costs. Acres subsequently filed several post-trial motions that resulted in the verdict amount being affirmed, but costs and fees were reduced. The time for either party to file notice of appeal is thirty days from July 17, 2005.
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
Performance Bonds
Performance bonds outstanding related to our gaming operations totaled $4.7 million at June 30, 2005. We are liable to reimburse the bond issuer in the event the bonds are exercised as a result of our nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.0 million at June 30, 2005.
IGT Licensor Arrangements
Our sales agreements that include software and intellectual property licensing arrangements may provide a clause whereby IGT indemnifies the third party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant costs due to infringement claims. As we consider the likelihood of recurring future costs to be remote, no liability has been recorded.
Product Warranties
We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activities related to our product warranty liability.

Nine months ended June 30,	2005	2004
(In thousands)
Balance at beginning of year	$6,939	$6,104
Reduction for payments made	(3,611)	(2,587)
Accrual for new warranties issued	4,285	3,050
Adjustments for pre-existing warranties	(2,486)	(361)

Balance at end of period	$5,127	$6,206

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
Foreign Currency Hedging
We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currency. Fluctuations in the value of these derivative instruments are generally offset by the value of underlying exposures. Our forward currency contracts are not designated FAS 133 hedging instruments and resulting gains or losses are recognized in current earnings. At June 30, 2005, we hedged $49.1 million of net foreign currency exposure with $37.3 million in forward currency contracts compared to $53.1 million of exposure hedged with $43.8 million in forward contracts at September 30, 2004.
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

15. Business Segments
We currently view our business in two regional operating segments, each incorporating all relevant revenues from product sales and gaming operations:

ª	The North America Division aggregates our operations in the US and Canada, including the IGT Systems Group

ª	The International Division aggregates our operations in Asia, Australia, New Zealand, Europe, Japan, Latin America, South Africa, and the UK
Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit another segment. We continually evaluate the alignment of our business development and sales organizations for reporting purposes, which may result in changes to segment allocations. Prior year amounts have been reclassified to conform to the current management view and presentation.
The Corporate Division manages certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions such as human resources, information systems, and legal counsel. The Corporate Division includes all income and expenses related to debt, certain investment securities, hedging and other corporate assets.
On a consolidated basis we do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. IGT’s segment profit reflects income from continuing operations before tax.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands)
North America Division
Revenues	$480,740	$541,862	$1,420,083	$1,597,781
Product sales	182,590	243,093	548,577	755,665
Gaming operations	298,150	298,769	871,506	842,116

Inter-company revenues	47,960	21,775	110,477	83,765

Segment profit	187,873	230,402	517,580	653,925

International Division
Revenues	$98,816	$77,025	$351,683	$265,251
Product sales	91,862	72,489	332,301	252,754
Gaming operations	6,954	4,536	19,382	12,497

Inter-company revenues	92	772	436	1,277

Segment profit	23,543	17,759	82,522	67,243

Corporate Division
Segment loss	$(31,421)	$(45,102)	$(82,645)	$(146,138)

Consolidated
Revenues	$579,556	$618,887	$1,771,766	$1,863,032
Product sales	274,452	315,582	880,878	1,008,419
Gaming operations	305,104	303,305	890,888	854,613

Inter-company revenues	48,052	22,547	110,913	85,042

Segment profit	179,995	203,059	517,457	575,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following MDA is intended to enhance the reader’s understanding of changes in the financial condition and results of operations of International Game Technology. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2004. Throughout this section, table amounts are presented in millions, except units, ASP, ARPU and EPS, and may not foot due to rounding.
Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.
Our MDA is organized into the following sections:

ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	CONSOLIDATED OPERATING RESULTS — a year-over-year comparative analysis of income from continuing operations for the third quarter and nine months of fiscal 2005

ª	BUSINESS SEGMENT RESULTS — a year-over-year comparative analysis of business segment results for the third quarter and nine months of fiscal 2005

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the first nine months of fiscal 2005

ª	FINANCIAL CONDITION –- analysis of significant changes in our financial position

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	FORWARD LOOKING STATEMENTS AND RISK FACTORS — cautionary information about forward looking statements and a description of certain risks and uncertainties associated with our business
OUR BUSINESS
International Game Technology is a global company specializing in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products. We strive to maintain a diverse portfolio of gaming products that span a wide range of categories and target customer markets with a variety of games, platforms and systems offered across gaming jurisdictions worldwide.
We had annual revenues of $2.5 billion in fiscal 2004. We derive our revenues in two ways, either from sales of our products (product sales) or from recurring revenues from the use of our products, services and/or intellectual property (gaming operations). We currently view our business in two regional operating segments:

ª	North America, encompassing the US and Canada

ª	International, with offices in Asia, Australia, New Zealand, Europe, Russia, Latin America, South Africa, the UK and Japan
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
Following several consecutive years of record growth, largely related to the TITO replacement cycle, fiscal 2005 has been, and we expect will continue to be, a transitional year. At the end of the current quarter, we estimate that there are approximately 195,000 total machines that remain unconverted in the market place. Offsetting the decline in North America machine demand, we anticipate growing contributions from international operations, as well as increased non-machine sales, in part, enabled by our significant share of total gaming devices currently installed on casino floors. Non-machine sales include systems, parts, conversions, and royalties or licensing fees.
Notwithstanding these factors, we remain dependent upon gaming market expansion for growth. Expansion of new markets has been slower to materialize than we previously expected due to delays in legislative actions and/or regulatory approvals. Our business strategies remain focused on:

ª	the development and expansion of our product offerings

ª	capitalizing on new and expanding market opportunities

ª	gaining access to important intellectual property

ª	strategic acquisitions and alliances to enable development of leading gaming technology

ª	ensuring access to new distribution channels.
Product Development
Our business can be explained as the creation of game content and the delivery of these games to the consumer via platforms and systems. We are a prominent designer of games, platforms and systems for the gaming industry. We accomplish this by anticipating consumer needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our product development efforts are supported by a considerable emphasis and investment in research and development, which we expect will enable us to maintain a leadership position in the industry.
We anticipate continued installations into our casino market gaming operations installed base through new video game introductions. During fiscal 2005, we introduced and placed new units of:

ª	Fort Knox®, a multi-level mystery progressive penny game

ª	Video Megabucks®, a penny game on our AVP® platform with a $10 million starting jackpot

ª	Star Wars™, offered with a $1 million fixed top award in a linked penny progressive configuration
Demand for these new game themes remains strong and we continue to observe high levels of customer acceptance. We also maintain our strategy to improve gaming operations revenues by managing the types of games and jurisdictions where games are placed.
During the second quarter of the current fiscal year, we initiated a reorganization of our North America sales and service groups into regional areas, moving IGT closer to and further enhancing responsiveness to our regional customer base.
To date, we have introduced a number of casino-wide integrated products that enhance the players’ gaming experience and provide operational efficiencies for our customers. We are now leveraging on this experience and our CDS technology to move forward in developing gaming products of the future that incorporate innovative features, including server based gaming. Developments under way will bring new applications for more active casino floor management, “games-on-demand”, player-shared interactive games, as well as provide us with tools to better manage customer pricing. As the market shifts toward a more system-centric gaming environment, we expect a greater portion of our business will come from non-machine revenues.

During the current quarter, we entered into a worldwide product integration agreement with PGIC and SMI to create a comprehensive, automated table management system that we will market as the Intelligent Table Solution or ITS, combining complementary capabilities, technologies, and resources of the three companies. A well-implemented casino management and patron loyalty system offers strategic and competitive value to a casino’s slot operations. We view the extension of this technology into the table games area as the next logical phase in the expansion of these products.
On July 26, 2005, we entered into a definitive agreement to acquire WagerWorks, a provider of internet gaming technology, content and services, with a content portfolio and a strict policy of not conducting business with operators who knowingly process gambling transactions from the United States. We expect this business combination will enable us to expand the distribution of IGT game content across new channels and mediums, including the internet, mobile devices, and interactive television.
Market Opportunities
We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue additional opportunities in international markets. The opportunities and challenges, and the extent of our successes, vary across these jurisdictions.
We previously estimated that new North America and international markets would materialize during fiscal 2006, but current market dynamics suggest that significant expansion could be delayed until fiscal 2007. Although the timing has been delayed and remains uncertain, we do expect that opportunities will eventually come from new jurisdictions and expansion of existing markets.
We continue to monitor expanding and emerging markets in North America, including California, Pennsylvania, Florida, Washington, Oklahoma, Maine, New York and Texas. We also track gaming legislation in potential new markets, such as Ohio, Maryland, Massachusetts, Wyoming and Rhode Island, all facing fiscal budget needs with previous legislative activity surrounding the legalization of machine gaming. We anticipate future racino openings in Yonkers and Aqueduct in New York.
Gaming expansion is ongoing in numerous CDS markets nationwide, including Florida and Washington. During the current quarter, we placed CDS units into the Washington market under new IGT agreements. This represents a new direct sales market for IGT as previous units were sold through a third party distributor.
Over the next few years, we expect to benefit from international market expansion opportunities in Russia, Asia, Latin America and the UK. We are concentrating our management and development resources toward product localization, so we export a US manufactured product customized for local cultures.
Competition
Our competition in the gaming machines marketplace has further intensified. The principal method of competition lies in new product development. We maintain a global competitive advantage through our ability to:

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
We currently hold a significant share of the total gaming devices on North America casino floors. Within that population, our share in spinning reel and video poker machines remains stable, but we are experiencing increased competitive pressures in the video spinning reel gaming machines business. We expect to maintain a leading share of the total population of gaming devices installed over the long-term horizon, despite quarterly fluctuations that will occur from time to time.
The marketplace for recurring revenue units is competitive. We expect our ability to develop exciting new themes to enable us to maintain a leading market share. We also continue to proactively manage our proprietary installed base in order to offer the strongest performing games placed on casino floors.
Sales of our IGT Advantage™ systems are successfully capturing additional market share with its value added technology offerings. With a number of significant new IGT Advantage™ systems contracts, we now have systems relationships with most major gaming operators. At June 30, 2005, 481 IGT slot systems were installed worldwide connecting approximately 273,000 machines versus 390 slot systems connecting 243,000 machines at June 30, 2004.

Capital Deployment
We continued to generate substantial operating cash flows in the current nine months of fiscal 2005, affording us the flexibility to reinvest in our business through capital expenditures and business acquisitions, as well as generate returns to our shareholders through dividends and share repurchases. We use cash available from operations after capital expenditures for our share repurchase plan, dividends to our shareholders, and strategic business acquisitions. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase and dividend activity.
We enter into strategic business acquisitions and alliances as part of our ongoing efforts to create shareholder value designed to complement our internal resources. In keeping with efforts to diversify and expand, we entered into agreements for the following strategic business relationships and acquisitions during fiscal 2005:

ª	WagerWorks, a provider of internet gaming technology, content and services

ª	PGIC and SMI, gaming suppliers that will collaborate with IGT to sell, market, distribute and integrate our individual technologies to develop the next generation table management system

ª	Friendly Matrix, with several products that will enhance functionality in our IGT Advantage™ systems and extend our reach into key markets

ª	Hi-Tech, our former distributor and supplier of gaming equipment and services in Canada
We expect these business relationships and acquisitions will facilitate incremental future growth and eventual economies of scale, although they were not material and are not expected to produce near-term earnings accretion. Pending final purchase accounting adjustments, including amortization of intangibles and in-process R&D, we estimate the WagerWorks acquisition will be approximately $0.02 dilutive to earnings in both fiscal 2005 and 2006. See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional financial details of the acquisitions.

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

	Quarters Ended					Nine Months Ended
	June 30,		Increase (Decrease)			June 30,		Increase (Decrease)
	2005	2004	Amount		%	2005	2004	Amount		%
(In millions, except units, ASP, ARPU & EPS)
Total
Revenues	$579.6	$618.9	$(39.3)		(6%)	$1,771.8	$1,863.0	$(91.3)		(5%)
Gross profit	308.2	338.3	(30.1)		(9%)	894.9	998.4	(103.5)		(10%)
Gross margin	53%	55%	(2	)pp	(4%)	51%	54%	(3	)pp	(6%)
Operating income	$167.4	$211.1	$(43.7)		(21%)	$503.3	$619.3	$(116.0)		(19%)
Operating margin	29%	34%	(5	)pp	(15%)	28%	33%	(5	)pp	(15%)

Income from continuing operations	$114.7	$141.1	$(26.4)		(19%)	$331.1	$375.4	$(44.3)		(12%)
Discontinued operations	—	—	—		*	—	58.9	(58.9)		*
Net income	114.7	141.1	(26.4)		(19%)	331.1	434.4	(103.3)		(24%)

Diluted earnings per share:
Continuing operations	$0.32	$0.38	$(0.06)		(16%)	$0.91	$1.01	$(0.10)		(10%)
Discontinued operations	—	—	—		—	—	0.16	(0.16)		*
Net income	0.32	0.38	(0.06)		(16%)	0.91	1.17	(0.26)		(22%)

Product sales
Machines	$185.8	$254.8	$(69.1)		(27%)	$652.2	$823.2	$(171.0)		(21%)
Systems, parts and conversions	88.7	60.8	28.0		46%	228.7	185.2	43.5		23%
Total product sales	274.5	315.6	(41.1)		(13%)	880.9	1,008.4	(127.5)		(13%)

Gross profit	$143.7	$171.8	$(28.1)		(16%)	$435.2	$529.8	$(94.6)		(18%)
Gross margin	52%	54%	(2	)pp	(4%)	49%	53%	(4	)pp	(8%)

Units sold	24,100	35,100	(11,000)		(31%)	102,000	126,600	(24,600)		(19%)
ASP	$7,700	$7,300	$400		5%	$6,400	$6,500	$(100)		(2%)
ARPU	11,400	9,000	2,400		27%	8,600	8,000	600		8%

Gaming operations
Revenues	$305.1	$303.3	$1.8		1%	$890.9	$854.6	$36.3		4%
Gross profit	164.5	166.5	(2.0)		(1%)	459.7	468.6	(8.9)		(2%)
Gross margin	54%	55%	(1	)pp	(2%)	52%	55%	(3	)pp	(5%)
Installed base units	38,500	36,400	2,100		6%	38,500	36,400	2,100		6%
Decreased income and EPS from continuing operations in the current quarter and nine months of fiscal 2005 were driven by declining product sales volumes in the North America Division. Diluted EPS for the nine months ended June 30, 2004 was recalculated to reflect the additional convertible debenture shares outstanding for the first quarter of fiscal 2004, in keeping with the adoption of EITF 04-8. See the Recently Issued Accounting Standards section of Note 1 of our Unaudited Condensed Consolidated Financial Statements.
Improved operating cash flows enabled us to continue our capital deployment strategy of returning value to our shareholders through dividends and share repurchases. We declared cash dividends of $0.12 per share and repurchased 3.8 million shares of our common stock in the current quarter.
Significant items affecting comparability of income from continuing operations for the nine month periods included:

ª	additional interest income of $6.9 million after-tax in the current year, related to financing fees realized on early loan repayments

ª	a reduction of $3.9 million after-tax for severance costs incurred in the current year associated with several operational reorganization initiatives

ª	the prior year income tax provisions reduction of $10.3 million, primarily due to utilization of foreign income tax credits

ª	the prior year loss on early debt redemption of $4.3 million after-tax

ª	the additional week in the prior year related to our 52/53-week fiscal year, primarily affecting gaming operations and operating expenses
See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional information concerning the prior year discontinued operations related to certain Anchor operations divested subsequent to acquisition.

Consolidated product sales for the current quarter and nine months of fiscal 2005 were and continue to be adversely affected by the slowdown in demand for TITO related replacement machines, as well as fewer new marketplace opportunities. ASPs declined in the current nine months due to a higher mix of lower priced international machine sales. Current ARPUs improved over the prior year, primarily due to better pricing realization and increasing non-machine revenues. Decreased consolidated gross margins in the current quarter were primarily due to a larger mix of international sales and the allocation of fixed costs across lower domestic sales volumes. We anticipate an increased mix of lower margin sales from Japan in the fourth quarter that while contributing to gross profits will reduce our consolidated product sales gross margin.
Consolidated gaming operations revenues grew in the third quarter and nine months of fiscal 2005, primarily due to increases in our installed base. Gross profit for the current nine months was negatively impacted by charges recorded for technical obsolescence of certain gaming operations assets in response to shifting market demand toward newer IGT products that incorporate more innovative features. Additionally, we began the VIE consolidations in April 2004, causing the current year nine months to include an additional six months of VIE revenues and expenses, but no material impact to gross profit. Partially dependent on the direction of interest rates, we expect our quarterly gaming operations gross margin to fluctuate between 54% and 57% for the remainder of fiscal 2005.

Operating Expenses

	Quarters Ended				Nine Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

(In millions)
Selling, general and administrative	$86.3	$72.9	$13.4	18%	$236.5	$220.2	$16.4	7%
Depreciation and amortization	17.2	16.6	0.5	3%	50.8	47.2	3.6	8%
Research and development	35.8	32.8	3.0	9%	103.8	95.7	8.1	8%
Provision for bad debts	1.5	4.8	(3.2)	(68%)	0.5	16.0	(15.6)	(97%)

Total	$140.8	$127.2	$13.6	11%	$391.6	$379.1	$12.5	3%

Percent of revenue	24%	21%	—	—	22%	20%	—	—
Operating expenses increased in the current quarter and nine months primarily due to additional costs in several SG&A categories, including legal and compliance fees and additional severance costs. R&D also increased as we continued to make additional investments to support our industry-leading R&D efforts. These increases were partially offset by reduced bad debt provisions required to maintain reserves, based on our assessment of an improved customer collections risk profile and lower receivable balances. The prior nine month period included approximately $8.0 million in additional operating expenses as a result of the extra week related to the timing of our 52/53-week accounting year.
During the second quarter of fiscal 2005, we initiated several operational efficiency initiatives involving international operations and a regional reorganization of our North America sales and service groups. As a result, we recognized operational charges principally consisting of severance totaling $4.1 million in the current quarter and $6.0 million for the nine months of fiscal 2005. We also expect to incur an additional $3-4 million of similar costs related to these initiatives in the fourth quarter of fiscal 2005.
Other Income (Expense) and Taxes

	Quarters Ended				Nine Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

(In millions)
Interest income	$28.5	$15.7	$12.9	82%	$60.1	$43.8	$16.2	37%
Interest expense	(13.9)	(22.6)	(8.7)	(39%)	(43.2)	(76.8)	(33.6)	(44%)
Loss on redemption of debt	—	—	—	—	—	(6.9)	(6.9)	*
Other	(2.0)	(1.0)	1.0	100%	(2.7)	(4.4)	(1.7)	(39%)

Other income (expense), net	$12.6	$(8.0)			$14.2	$(44.3)

Total other income (expense), net, improved in the current quarter and nine months as a result of reduced interest expense related to the prior year early redemption of our senior notes. Additionally, interest income in the current quarter included $10.2 million in financing fees realized on early loan repayments. The prior nine month period also included $6.9 million of loss on early debt redemption.
Interest income related to our WAP systems operations for the current quarter and nine months totaled $9.1 million and $26.9 million versus $8.5 million and $21.0 million in the same prior year periods. Interest expense related to our WAP systems operations for the current quarter and nine months totaled $7.8 million and $23.5 million versus $7.9 million and $19.5 million in the same prior year periods. WAP interest increased during the current nine month period primarily due to the VIE consolidations.
The operation of our WAP systems games results in interest income on investments to fund installment jackpot payments and interest expense for related jackpot liabilities that accretes at approximately the same rate. The amount of this interest will vary depending on the amount of jackpots won and the number of winners electing installment payments. Our WAP operations also hold a significant amount of cash and short-term investments on which we earn interest income.
Our effective tax rate decreased to 36.0% in the current nine months compared to 36.5% in the prior year based on changes to the geographic mix of estimated annual taxable income and higher R&D tax credits.

BUSINESS SEGMENT RESULTS — A Year Over Year Comparative Analysis
IGT’s operating segments’ profit reflects income from continuing operations before tax, including applicable operating expenses, and other income and expense. Prior year amounts have been reclassified to conform to the current management view and presentation. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information about our business segments.
North America Division

	Quarters Ended				Nine Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

(In millions, except units & ARPU)
Total segment
Revenues	$480.7	$541.9	$(61.1)	(11%)	$1,420.1	$1,597.8	$(177.7)	(11%)
Gross profit	258.8	299.5	(40.7)	(14%)	740.8	872.1	(131.3)	(15%)
Gross margin	54%	55%	(1)pp	(2%)	52%	55%	(3)pp	(5%)

Operating income	$173.7	$223.2	$(49.5)	(22%)	$495.7	$641.4	$(145.7)	(23%)
Operating margin	36%	41%	(5)pp	(12%)	35%	40%	(5)pp	(13%)

Segment profit	$187.9	$230.4	$(42.5)	(18%)	$517.6	$653.9	$(136.3)	(21%)
Segment profit margin	39%	43%	(4)pp	(9%)	36%	41%	(5)pp	(12%)

Product sales
Revenues	$182.6	$243.1	$(60.5)	(25%)	$548.6	$755.7	$(207.1)	(27%)
Gross profit	99.7	136.6	(36.9)	(27%)	296.5	413.4	(116.9)	(28%)
Gross margin	55%	56%	(1)pp	(2%)	54%	55%	(1)pp	(2%)

Units sold	12,300	22,500	(10,200)	(45%)	40,300	72,300	(32,000)	(44%)
ARPU	$14,800	$10,800	$4,000	37%	$13,600	$10,500	$3,100	30%

Gaming operations
Revenues	$298.2	$298.8	$(0.6)	—	$871.5	$842.1	$29.4	3%
Gross profit	159.1	162.9	(3.8)	(2%)	444.3	458.7	(14.4)	(3%)
Gross margin	53%	55%	(2)pp	(4%)	51%	54%	(3)pp	(6%)

Installed base units	37,400	35,600	1,800	5%	37,400	35,600	1,800	5%
North America machine sales were down in the current quarter and nine months as a result of decelerated TITO replacement demand and fewer new market opportunities. The most recent replacement cycle that arose from the demand for cashless enabled gaming machines continues to slow and as a result we expect this demand to remain below fiscal 2004 levels.
Despite lower machine volumes in the current quarter and nine month period, ARPUs improved as a result of:

ª	increased pricing realization for machines and parts

ª	a higher mix of systems, parts and conversion revenues

ª	additional intellectual property revenues
North America product sales gross margin declined slightly in the current quarter and nine months related primarily to the allocation of fixed costs across lower sales volumes, as well as increased component costs.
Gaming operations revenues were comparable in the current quarter, as increases in our installed base came primarily from lower yielding racino and CDS units. The current quarter decline in gross margin was primarily due to interest rate fluctuations.
Gaming operations revenues increased in the current nine months as a result of:

ª	growth in our installed base

ª	increased play levels ensuing from new game introductions and removal of lower performing units

ª	VIE consolidations included for nine months in the current period versus three months in the prior year
The additional six months of VIE revenues of $23.2 million in the current nine month period was offset by the extra week which contributed revenues of approximately $19.9 million in the prior year period.

The decrease in gaming operations gross profit and margin in the current nine months was primarily due to:

ª	technological obsolescence charges related to certain gaming operations assets resulting from the transition in demand toward our newer, more innovative products

ª	increases in the installed base of lower yielding racino and CDS units

ª	the extra week which added gross profit of approximately $11.1 million in the first nine months of the prior year

ª	VIE consolidations reducing gross margin

ª	partially offset by increased play levels ensuing from new game introductions and removal of lower performing units
The growth in our installed base of proprietary games was primarily related to additional placements in:

ª	Native America markets in Florida, Oklahoma and Washington

ª	the charitable video bingo market in Alabama

ª	video lottery markets in New York, Delaware, and Rhode Island
While growth in our installed base is dependent on gaming industry expansion, we continue to focus on strategies to improve revenue yields centered on managing the types of games and jurisdictions where they are placed. This includes placing our higher yielding games on casino floors and managing removals of lower performing games.

International Division

	Quarters Ended				Nine Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

(In millions, except units & ARPU)
Total segment
Revenues	$98.8	$77.0	$21.8	28%	$351.7	$265.3	$86.4	33%
Gross profit	49.4	38.8	10.6	27%	154.1	126.3	27.8	22%
Gross margin	50%	50%	—	—	44%	48%	(4)pp	(8%)

Operating income	$23.7	$17.7	$6.0	34%	$81.6	$65.2	$16.4	25%
Operating margin	24%	23%	1pp	4%	23%	25%	(2)pp	(8%)

Segment profit	$23.5	$17.8	$5.8	33%	$82.5	$67.2	$15.3	23%
Segment profit margin	24%	23%	1pp	4%	23%	25%	(2)pp	(8%)

Product sales
Revenues	$91.9	$72.5	$19.4	27%	$332.3	$252.8	$79.5	31%
Units sold	11,800	12,600	(800)	(6%)	61,700	54,300	7,400	14%
ARPU	$7,800	$5,700	$2,100	37%	$5,400	$4,700	$700	16%

Gaming operations
Revenues	$7.0	$4.5	$2.5	56%	$19.4	$12.5	$6.9	55%
Installed base units	1,100	800	300	38%	1,100	800	300	38%
International revenues, gross profit and ARPU improved in the current quarter despite lower volumes as a result of a more favorable product sales mix that included machine replacement sales and systems sales in Latin America, as well as improved premium priced product sales in Australia.
Revenues and gross profit grew in the current nine months primarily due to:

ª	the current year success of The Terminator™ pachisuro game in Japan, selling 29,600 units versus 18,000 Nobunaga™ units in the prior year

ª	strong mix of premium products and parts sales in Australia

ª	increased casino market sales in South Africa

ª	increased machine and systems sales in Latin America

ª	favorable foreign exchange

ª	increase in gaming operations installed base
The decline in gross margin for the current nine months was primarily due to a larger mix of lower margin pachisuro games. The increase in international ARPU for the current nine months was predominantly due to:

ª	increased price realization

ª	a more favorable mix of systems and other non-machine revenues

ª	favorable foreign exchange
The Terminator™, released in the first quarter of fiscal 2005, was our most successful Japan game model to date. Our next game in Japan is scheduled for release in the fourth quarter of fiscal 2005. Although our recent level of success with The Terminator™ may or may not be repeated, this unique and cyclical market is comprised of approximately 1.9 million machines, of which about half are replaced annually.
Successes in Japan can contribute significantly to our gross profit and operating income, but these lower priced pachisuro games reduce gross margin. We anticipate international margins will continue to fluctuate depending upon the geographic mix of product sales.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from our operating activities, allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities. We expect that our available capital resources are sufficient to fund our capital expenditures and operating requirements, payments for scheduled debt, dividends, interest and income tax obligations.
On July 26, 2005, we entered into a definitive agreement to acquire WagerWorks, Inc. for total cash consideration of approximately $90.0 million, subject to a working capital adjustment. We expect the transaction to be completed in our fourth quarter. See Note 5 of our Unaudited Condensed Consolidated Financial Statements.
Our working capital decreased to $477.4 million at June 30, 2005 from $949.7 million at September 30, 2004, primarily as the result of the reclassification of our Debentures to current liabilities. See Note 9 of our Unaudited Condensed Consolidated Financial Statements. Our working capital statistics for the trailing twelve months ended June 30, 2005 compared to the prior year period included:

ª	average days sales outstanding, which improved to 68 days from 79 days, largely related to significant note and contract payoffs in the current period

ª	inventory turns, which decreased to 3.3 from 3.7, primarily related to Japan’s build up for fourth quarter sales
Cash Flows Summary

	Nine Months Ended
	June 30,		Increase (Decrease)
	2005	2004	Amount	%

(In millions)
Operations	$562.3	$370.9	$191.4	$52%
Investing	(288.6)	154.2	(442.8)	(287%)
Financing	(275.2)	(503.5)	228.3	45%
Cash Flows From Operations
Fluctuations in net cash flows from operations for the current nine month period were primarily related to:

ª	additional cash used in the prior year period to extend exclusive rights to licensed properties

ª	higher interest payments in the nine months of the prior year on our senior notes subsequently redeemed

ª	timing of receivable collections

ª	timing of income tax payments
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
Cash Flows From Investing
The fluctuation in net investing cash flows in the current nine months was primarily attributed to:

ª	available cash utilized for investment securities in the current period

ª	prior year proceeds of $151.5 million from the sale of discontinued OES operations

ª	$105.8 million additional cash used in the prior year for business acquisitions
See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information related to certain prior period amounts that have been reclassified to be consistent with the presentation used in the current period, specifically with respect to Auction Rate Securities (ARS) and restricted cash. See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional details related to current and prior year acquisitions.
Jackpot annuity investments relate only to installment based payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects installment based payments. Proceeds occur as the investments mature, in equal annual installments over the life of the annuity.

Capital Expenditures

	Nine Months Ended
	June 30,		Increase (Decrease)
	2005	2004	Amount	%

(In millions)
Property, plant and equipment	$34.8	$24.4	$10.5	43%
Gaming operations equipment	113.2	94.2	19.0	20%
Intellectual property	18.1	22.7	(4.6)	(20%)

Total capital expenditures	$166.2	$141.3	$24.9	18%

North America	96%	97%
International	4%	3%
Capital expenditures increased in the current nine months primarily related to gaming operations equipment spending associated with the deployment of new products incorporating more innovative features and our new penny progressive format. Additionally, construction costs related to our new Las Vegas campus and Reno facility expansion totaled $16.1 million during the current nine months.
Cash Flows From Financing
Net financing cash flows improved in the current nine months primarily as a result of the prior year redemption of senior notes, partially offset by additional current period share repurchases and dividends paid.
Stock Repurchase Plan
The stock repurchase plan authorized by our Board of Directors in 1990 is used to return value to our stockholders and reduce the number of shares outstanding. Our remaining share repurchase authorization, as amended, totaled 28.8 million shares as of June 30, 2005.
During the first nine months of fiscal 2005, we repurchased 7.1 million shares for an aggregate price of $200.0 million. We repurchased an additional 2.5 million shares from June 30, 2005 through August 11, 2005 for an aggregate price of $67.5 million. The expected timing and amount of our future share repurchases will vary depending on market conditions, securities law limitations and other factors. See Part II, Item 2 for additional share repurchase information.
Credit Facilities and Indebtedness
See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

	June 30,	September 30,	Increase (Decrease)
	2005	2004	Amount	%

(In millions)
Total assets	$3,992.4	$3,873.0	$119.4	3%
Total liabilities	1,930.6	1,896.3	34.4	2%
Total stockholders’ equity	2,061.8	1,976.6	85.1	4%
Total assets grew during the current nine month period mainly due to increased investment securities, partially offset by decreases in receivables and prepaid royalties. Total liabilities increased during the nine months just ended primarily related to payment timing of accrued liabilities.
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

ª	expectations about our ability to introduce new products and stimulate replacement demand

ª	estimates of our market share and competitive advantage

ª	estimates about the total market installed base

ª	expectations about gaming expansion and new markets

ª	judgments and assumptions related to our critical accounting estimates

ª	estimates about our interest expense savings

ª	estimates about our tax exposure and tax rates

ª	estimates of expected gross profit margins

ª	estimates that the replacement market will continue at certain paces

ª	expectations that our available capital resources will be sufficient to fund our capital expenditures and operating requirements

ª	expectations about losses from off-balance sheet arrangements

ª	expectations about foreign exchange rate gain and losses

ª	expectations about incremental future growth through acquisitions

ª	expectations about opportunities to increase profit contribution

ª	expectations about future gaming product developments

ª	expectations about capitalizing on new and expanding market opportunities

ª	expectations about ensuring access to new distribution channels

ª	expectations about gaining access to important intellectual property
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
We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:
Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:

ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations
Demand for our products would be adversely affected by:

ª	reduced growth or continued delays of new market openings and/or existing market expansions

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	uncertain timing for technology upgrades

ª	loss of casino floor space to table games

ª	casino operators designing and developing slot machine content

ª	casino operators developing strategic alliances with competitors

ª	a decline in public acceptance of gaming

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:

ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in legislative actions and/or approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

ª	customers’ inability to repay IGT development financing loans due to unfavorable legislation, regulation, or regulatory interpretation that impairs their ability to conduct planned gaming operations
Our intellectual property rights are subject to risks, including:

ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively
Our business is vulnerable to changing economic conditions, including:

ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in tax laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures
Our outstanding debt obligations subject us to certain additional risks, including:

ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness
Our business operations are subject to other risks, including:

ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of existing litigation related to legal actions pending against IGT

ª	the timely and cost effective integration of acquired companies into our operations

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native America jurisdictions which may subject us to sovereign immunity risk

ª	acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

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
Issuer Purchases of Equity Securities
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 28.8 million at June 30, 2005. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors.
Shares purchased in the table below exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased an additional 2.5 million shares from the end of our third quarter just ended through August 11, 2005 at an average price of $27.48 per share.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Periods	Purchased	per Share	Announced Plan	the Plan

April 3 - April 30, 2005	1,158,500	$26.30	1,158,500	31,411,525
May 1 - May 28, 2005	2,157,700	$27.51	2,157,700	29,253,825
May 29 - July 2, 2005	462,700	$28.32	462,700	28,791,125

Total	3,778,900	$27.24	3,778,900

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
Date: August 11, 2005

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