Form 10-K
period 2005-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2005-12-13
CIK 353944

FORM 10-K
United States Securities and Exchange Commission
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-Known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005:
$9,159,968,750
The number of shares outstanding of each of the registrant’s classes of common stock, as of December 9, 2005:
336,951,055 shares of Common Stock, $.00015625 Par Value [Open Item]

INTERNATIONAL GAME TECHNOLOGY

i

DEFINITIONS
Certain abbreviations or acronyms used in this Form 10-K have the following meanings:

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARDU	average revenue per day per unit
ARPU	average revenue per unit
ARS	Auction Rate Securities
ASP	average sales price per machine
AVP®	Advanced Video Platform
AWP	Amusement with Prize
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CD	compact disk
CDS	central determination system
CIP	construction-in-process
Commission	Nevada Gaming Commission
Debentures	Senior Convertible Debentures due January 29, 2033
DVD	digital video disk
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ERP	enterprise resource planning
ESPP	Employee Stock Purchase Plan
EU	European Union
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretations
FSP	FASB Statement of Position
Friendly Matrix	Friendly Matrix Internet Company LLC
GCB	State Gaming Control Board
GSC	Global Support Center
Hi-Tech	Hi-Tech Gaming.com, Ltd.
JV	Spin For Cash Joint Venture
ITS™	Intelligent Table System™
LCD	liquid crystal display
MDA	management's discussion & analysis
MLP	Multi level progressive
NDT	The Nevada Department of Taxation
OES	IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc., collectively
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International Corporation
pp	percentage points
R&D	research and development
RSA	restricted stock award
RFID	radio frequency identification
RFP	request for proposal
SAB	Staff Accounting Bulletin
SB™	Server Based
SEC	Securities and Exchange Commission
Sega Sammy	Sega Sammy Holdings
SFAS	Statement of Financial Accounting Standards
SMI	Shuffle Master, Inc.
SG&A	selling, general and administrative
TITO	ticket-in/ticket-out
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
VLT	video lottery terminal
WW or WagerWorks	WagerWorks, Inc.
WAM	Wide Area Marketing
WAP	wide area progressive
*	not meaningful (in tables)

ii

PART I
Item 1. Business
GENERAL
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
International Game Technology principally served the US gaming industry when founded in 1980, expanding into jurisdictions outside of the US in 1986. In addition to our US production facility in Reno, Nevada, we also manufacture our products in the UK and through a third party manufacturer in Japan. We currently maintain sales offices in various locations across the US, Asia, Australia, Canada, Europe, Japan, Latin America, New Zealand, Russia, South Africa and the UK.
International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. In addition to our 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned operating subsidiaries:
ª Acres Gaming Incorporated

ª I.G.T. — Argentina S.A.

ª I.G.T. (Australia) Pty. Limited

ª International Game Technology (NZ) Limited

ª IGT Asia, Lda.

ª IGT do Brasil LTDA.

ª IGT — Canada Inc.

ª IGT — Europe B.V.

ª IGT — Iceland Ltd.

ª IGT Japan, K.K.

ª IGT — Maine, Inc.

ª IGT — Mexicana de Juegos, S. de R.L. de C.V.

ª IGT — UK Holdings Limited (Barcrest)

ª International Game Technology — Africa (Pty) Ltd.

ª International Game Technology S.R. Ltda.

ª Silicon Gaming, Inc.

ª VLC, Inc.

ª WagerWorks, Inc.
Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and our wholly-owned subsidiaries and their subsidiaries. The meanings of certain abbreviations or acronyms used throughout this report are listed for your reference on page ii.
In this document, italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website.
IGT’s principal corporate executive offices are located at:
9295 Prototype Drive
Reno, Nevada 89521
Telephone: (775) IGT-7777
Website: www.IGT.com
Through the Investor Relations link on our website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Our corporate governance guidelines and charters for our Audit, Compensation, Nominating and Corporate Governance Committees are also available on our website. This information will be mailed in print form to any shareholder upon request.

BUSINESS SEGMENTS
We derive our revenues in two ways, either from the sale (product sales) or placement (gaming operations) of our gaming products, services and/or intellectual properties. Operating results reviewed by our chief decision makers encompass all revenue sources within each geographical customer region. We currently view our business in two regional operating segments, each incorporating all types of revenues:
ª	The North America Division encompasses our operations in the US and Canada, including the IGT Systems group. North America comprised 79% of consolidated revenues in fiscal 2005, 86% in 2004, and 89% in 2003.

ª	The International Division oversees our efforts abroad in Asia, Australia, New Zealand, Europe, Japan Latin America, Russia, South Africa, and the UK. International comprised 21% of consolidated revenues in fiscal 2005, 14% in 2004, and 11% in 2003.
Additionally, our Corporate Division administers certain unallocated income and expenses related to company-wide initiatives. See the BUSINESS SEGMENT RESULTS in our MDA and Note 18 of our Consolidated Financial Statements for additional segment and financial information.
REVENUES
In North America, we manufacture a broad range of gaming machines, consisting of traditional casino style spinning reel slot machines, video gaming machines, government sponsored terminals and other video gaming devices. Internationally, we target the casino style, private club, gaming hall, government sponsored video, AWP, and pachisuro machine markets. We sell or place hundreds of recognized game themes to customers, directly or through distributors, and provide equipment contract financing to qualified customers. We also provide financing loans to select customers for the development of new or expanding gaming facilities.
In addition to slot machines, we offer a variety of gaming systems products and services directed towards enhancing the players’ gaming experience and providing operational efficiencies for our customers. Our IGT Advantage™ Systems products encompass casino, video lottery, Class II or electronic bingo, central determination and game server applications.

Product Sales
Product sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, licenses and royalties, equipment and services. Product sales comprised 50% of consolidated revenues in 2005 and 2003, versus 53% in 2004.
As our gaming products become more systems centric in nature, an increasing portion of our product sales is derived from non-machine or non-box products, including systems installations, parts, hardware upgrades and game theme conversions, and royalties or licensing fees.

Product Sales Composition	2005	2004	2003
Machines:
Video & Spinning Reel	54%	71%	74%
AWP & Low Payout	20%	10%	9%

	74%	81%	83%

Non-machine:
Gaming Systems	10%	9%	6%
Parts & Conversions	14%	9%	10%
Other fees & services	2%	1%	1%

	26%	19%	17%
Gaming Operations
Gaming operations revenues are generated from providing customers with our proprietary gaming products, services, and/or intellectual properties under recurring revenue arrangements. This revenue stream comprised 50% of consolidated revenues in fiscal 2005, 47% in 2004, and 50% in 2003. The North America Division provides over 97% of consolidated gaming operations revenues. See Note 1 of our Consolidated Financial Statements for additional information regarding pricing arrangements and revenue recognition.
Growth in gaming operations revenues and gross margin are influenced by a number of factors, including the number of machines placed, the geographic mix and variations in pricing arrangements. Gaming operations expenses include the cost of funding jackpot payments to winners, which is subject to interest rate volatility. We strive to continually add innovation and enhanced player appeal to our proprietary games. In monitoring the productive life cycle of our proprietary games, we systematically replace units experiencing declining play levels with newer games and extensions of existing brands.
We place games under recurring revenue arrangements in 50 different North America jurisdictions, including 22 Native American tribal districts, and 18 international locations. IGT owned units in the table below are reflected in our balance sheet under the property, plant and equipment line item. Casino operations units include traditional casino, Tribal Class III and Class II, CDS, and other higher yielding gaming machines. Lease operations units include racino, VLT, and other lower yielding gaming machines. Casino owned units are machines sold that also carry an ongoing recurring royalty fee.

September 30,	2005	2004	2003

Gaming operations machines
IGT owned or proprietary units
Casino operations	32,000	30,800	29,400
Lease operations	6,800	6,400	4,600

IGT installed base	38,800	37,200	34,000

Casino owned units	17,300	18,000	18,800

Grand total	56,100	55,200	52,800

PRODUCT DEMAND
Demand for our products is driven by a number of factors:
ª The replacement of older or obsolete machines due to technological innovations
The replacement cycle in all gaming jurisdictions represents a significant portion of sales in any given year. It is driven primarily by competition in each market to provide players with more entertaining and sophisticated games. As new machines are installed, the earnings disparity and casino operator’s efficiencies between the older and newer units on casino floors widen and the replacement cycle is further stimulated. We anticipate the introduction of new, more sophisticated interactive games and systems combined with the cost savings, convenience, and other benefits of our advanced platforms will continue to stimulate demand for replacement machines. The willingness and ability of operators to invest in new or additional machines is also a factor.
ª Casino expansion or new casino openings within existing gaming regions
The construction of new casino properties generates product demand for the new casinos, as well as spurring replacement machines at neighboring casinos, which tend to upgrade in order to remain competitive.
ª The establishment of new gaming jurisdictions
Over the past decade, significant increases in the market installed base of gaming machines were driven by the growth in the number of jurisdictions with legalized gaming and the increasing popularity of large theme-based casinos. We believe that our manufacturing capabilities along with our innovative products provide a competitive advantage in providing new casinos with large numbers of machines.
ª Player appeal, price, service, operator efficiencies, technical capability
Entertainment value to the player is the most important feature of our products. Machine design, hardware, software, game features and ease of play also contribute to the earnings power of our gaming machines. All of these features are designed to collectively improve our customers’ return on investment.
ª Manufacturer’s reputation and reliability
A reputable history with customers and brand name recognition, combined with financial strength and extensive infrastructure, encourages operators to select one manufacturer’s product over another.

STRATEGIC ACQUISITIONS
As part of our ongoing efforts to create shareholder value, we complement our internal resources through strategic acquisitions of businesses that:
ª offer opportunities to diversify our geographic reach

ª expand our product lines and customer base

ª leverage our technological and manufacturing infrastructure to increase our rates of return
The acquisition costs in the table below represent the purchase consideration including debt assumed.

Company Acquired	Date	Cost
		(In millions)
WagerWorks, Inc.	August 2005	$88.1
Hi-Tech Gaming.com, Ltd.	December 2004	10.3
Acres Gaming Incorporated	October 2003	134.0
Anchor Gaming	December 2001	1,323.9
Silicon Gaming, Inc.	March 2001	47.4
Sodak Gaming, Inc.	September 1999	198.9
Barcrest Limited	March 1998	72.9
Olympic Amusement Pty. Limited	March 1998	108.9
WagerWorks
On August 25, 2005, in an all cash merger, we acquired WagerWorks, a provider of internet gaming technology, content and services. WW brings a content portfolio and a strict policy of not conducting business with operators who knowingly process gambling transactions from the US. We anticipate this business combination will enable us to expand the distribution of our game content across new channels and mediums, including the internet, mobile devices, and interactive television.
Hi-Tech
On December 31, 2004, we acquired substantially all of the assets of Hi-Tech, our former distributor of gaming equipment and services in Canada. This acquisition allows us to further develop our Canadian customer relationships, integrating Hi-Tech employees with IGT resources.
Acres
We completed the acquisition of Acres, a software company specializing in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty, on October 27, 2003. This business combination gave us access to the Acres suite of integrated casino management systems products offered under Acres Bonusing™, Acres Cashless™ and Acres Advantage™, as well as enabling us to:
ª utilize the Acres gaming systems technology to develop more integrated gaming systems products

ª increase our competitive marketing capability

ª position IGT as a leading global provider of casino gaming systems
During fiscal 2004, we integrated Acres with the IGT Systems group, inclusive of development, sales, service and operations related to all systems products.
Anchor
On December 30, 2001, we completed the acquisition of Anchor, our JV partner since 1996. We have successfully integrated the two entities, assimilating personnel and physical resources to improve our mix of game design, productivity, and customer service. Certain Anchor operations divested and sold for cash subsequent to acquisition have been reclassified as discontinued operations for all periods presented. See Note 2 of our Consolidated Financial Statements for additional financial information related to these divestitures.

PRODUCT DEVELOPMENT
IGT’s standing as a leader in the global gaming market is built largely on the ability to develop, design, and deliver games that people find entertaining and want to play. This game development strategy combined with our integrated casino management systems work together to improve casino operations and profitability.
Our emphasis and investment in R&D helps us maintain our leadership position in the industry. In addition to our primary development facilities located in Nevada, we have several design centers worldwide. These strategically located centers provide a local presence and access to our customers, allowing us to quickly respond to market needs and preferences. In fiscal 2005, we established a new R&D group with dedicated resources focusing on development of our next generation platforms, games and systems.
We have dedicated over 1,200 employees worldwide to product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. Our investment in R&D totaled $138.4 million in fiscal 2005, $129.3 million in fiscal 2004, and $94.9 million in fiscal 2003.
Our business can be explained as the creation of game content and the delivery of these games to the consumer via platforms and systems. We are a prominent designer of games, platforms and systems in the gaming industry. We accomplish this by anticipating client needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our timeline of technology introductions demonstrates these development efforts.
Our product development process is not complete until our Compliance teams ensure that each game, product or system meets all of the requirements in each jurisdiction. IGT conducts business in over 280 jurisdictions worldwide, as well as over 100 international jurisdictions not requiring licensure, with over 80 people dedicated to regulatory and product compliance. During fiscal 2005, we presented over 35,000 product submissions worldwide.
Games
We combine the elements of art, math, sound, play mechanics and technological advancements with our entertainment license library and patented intellectual property to provide gaming machines with a high degree of player appeal. Our continued commitment to the development of industry leading games helps maintain our market share and profitability.
Our games are developed either by employee designers and artists or independent third party developer arrangements, some of which include advanced funding against subsequent royalties to be earned upon the sale or placement of products. Although we are not materially dependent upon third party developers, these relationships provide additional sources of creative ideas and games.
In fiscal 2005, we introduced 172 new game themes for spinning reel, video and video poker in North America. In addition, we modified these games to comply with the guidelines, rules, and regulations for Class II, CDS, international and lottery markets, resulting in over 300 additional game introductions. We remain the North America market leader in traditional spinning reel and video poker games, however, competition is more intense in video games with fewer barriers to entry and the relative ease of creation. We plan to aggressively address the competitive nature of video game development and continue designing innovative spinning reel and poker games.

We successfully introduced multi level progressive games and themes, such as Fort Knox and Party Time!® during the year. MLP games offer players the opportunity to win lower level progressive jackpots with a higher hit frequency. We plan to expand our MLP accomplishments by adding a WAP feature, creating a mystery mega progressive system. We continually add innovation and enhanced player appeal into our proprietary games. With new games and enhancements, we continue to support our flagship themes, including Wheel of Fortune®, Megabucks®, The Price is Right® and more recently, Star Wars™. We also plan to introduce a “community play” or multi player gaming concept with such games as Wheel of Fortune® Special Edition™ Super Spin™ and Ancient Chinese Secret™.
Using our WAM computerized testing and monitoring system, we evaluate and forecast acceptance of new products in order to quickly identify the more popular gaming concepts. The WAM test uses a central computer to monitor the performance of games placed in a representative sample of casinos in key North America gaming jurisdictions. There are approximately 35 test locations that provide us with the best possible sampling of game performance. The WAM test program allows us to test games in a relatively short time span, resulting in a quicker release of higher performing games.
Our international strategy responds to developing markets with community presence, customized products, and local production where feasible or required. Two separate design teams in Australia create innovative games for the club and casino markets. In conjunction with a manufacturing arrangement with Sega Sammy, our engineering and game development team in Japan designs IGT pachisuro games on a Sammy platform. As well as designing AWP games for the UK and continental Europe, our Barcrest UK facility infrastructure supports the newly created UK casino business. Additionally, our Barcrest USA design team develops games with interactive top boxes for North America casino markets.
Platforms
Platforms are one method to deliver our game content, and we support several in order to maximize this distribution. As gaming laws evolve allowing for the implementation of new solutions, we strive to serve new markets with the strength and flexibility of our distinct platforms.
By adapting our platforms and systems technologies, we have directly entered several new CDS video bingo or lottery markets over the past 24 months. CDS machines are connected to a central server that determines the game outcome versus traditional casino games where the outcome is determined within the machine itself. The development of our CDS systems, combined with our library of games, allows IGT access to several new domestic and international jurisdictions. With this experience and our extensive game library, we are confident in our ability to take advantage of anticipated further growth in both domestic and international CDS markets.
Server based gaming development progressed throughout the year from a prototype demonstration system to a market ready product. Our current server based products include capabilities to download games, change game set configurations, create reports, as well as manage users, devices, and wireless communications. The system works seamlessly with both our Intel-based 80960 platform and AVP®. We also began development on the first phase of online game ordering, allowing customers to order games via CD or DVD directly from the IGT website.
We anticipate field trials of our SB™ product during the latter half of fiscal 2006 at several properties. During fiscal 2007, we plan to focus development efforts on integrating existing casino system products with SB™ technology. Ultimately, we believe our SB™ products will not only allow our customers to modify, add and delete games and configurations, but will also provide direct player marketing and communication, create a dynamic floor management system, and offer the next generation of game play features.
AVP® is designed to support our next generation of further enhanced video games. This platform provides improved graphic capabilities such as full screen live streaming videos and animations with vivid colors along with an enhanced stereo sound system. AVP® also greatly expands storage capacity, allowing for complex bonusing features. Our library of AVP® games continues to grow as it transcends into our standard development platform.
Platforms utilizing the 80960 processor include our:
ª	Game King® video platform, offering a single or multi-game format, a touch screen monitor, and interactive video slot games with animated graphics and secondary bonusing features

ª	S2000™ spinning reel platform, which combines one of our broadest game libraries with upgraded processor boards and an enhanced sound package

Multi-line, multi-coin video games are currently among the most popular games on the casino floor. In response to this trend, our products employ advanced technology to enhance entertainment and communication features, while retaining many of the familiar and popular features of legacy games. In fiscal 2005, we updated processor boards in Game King® and S2000™ platforms, improving the overall system performance, graphics resolution, and color spectrum. Additionally, we also added Ethernet support for high-speed networking, enabling future game downloading. The updated S2000™ processor board also allows for additional reels.
The VLC 8800™ platform continues to hold a significant market share in the government sponsored public gaming or video lottery markets, as governments replace their older equipment. The 8800s can connect to all the major North America video lottery control systems. We continue working with our customers in transitioning from the 8800 to our 80960 platform.
Cabinets
Our delivery of platforms is supported by the cabinets or hardware that we manufacture for our customers. As our products continue to evolve, cabinets must follow suit in order to provide players with a quality gaming experience. We expect to launch our new TrimLine cabinet powered by AVP® in fiscal 2006. This next generation cabinet provides enhanced player ergonomics and a reduced machine footprint, enabling operators to optimize machine placements.
Our Reel Touch® cabinet incorporates an LCD and corresponding touchscreen for player interactivity and game bonusing. This cabinet includes our EZ Play™ selectable multi-denominational touchpad allowing players to change the game’s denomination at the touch of a button. The Video Reel Touch® cabinet has become the cornerstone of our CDS and Class II games and terminals.
Systems
Our IGT Systems group is the result of the integration of Acres with IGT Gaming Systems. Machines and systems continue to converge, as markets increasingly require that systems and games are linked in order to satisfy regulations, and operators rely more on systems to manage machine performance. The IGT Systems group develops integrated gaming systems and adapts IGT technologies to fit new markets.
Our IGT Advantage™ Casino System is a suite of traditional casino management software products providing operators with real-time information in the areas of slot machine performance, patron management, reporting and analysis for table games, along with credit and banking data. Built on the Microsoft Windows SQL platform, this system suite includes many functional features.
ª	EZ Pay™ Ticket Systems give slot machines the ability to use tickets, enabling players to move from one machine to another without the inconvenience of handling coins. Ticket systems have improved traditional slot floor operations by reducing or eliminating coin hopper fills, simplifying hand pays, promoting selectable-denomination gaming, and ultimately increasing play time and customer service.

ª	BonusingTM applications are designed to improve game play and manage promotional expenses with rewards and incentives automatically delivered to players at the slot machines during play.

ª	NexGen™ touchscreen display provides operators the ability to communicate with their customers, using the latest multimedia technology to display player and game activity, as well as promotions for special events and amenities.

ª	Loyalty Game™ combines the growing popularity of player clubs with a multi-line, multi-coin game, where players can use their club cards to activate unique bonus rounds. This multi-session game functionality provides players with added incentive to return to the property or family of related properties.
We have also developed systems for central determination market games. Our CDS and Class II systems provide features that include cross property bingo draws, game software downloading, remote game configuration, full accounting and performance reports, virtual private networks and cashless TITO compatibility.
We are currently developing an automated table management solution, known as Intelligent Table System™, in conjunction with SMI and PGIC. IGT will provide the system infrastructure that includes player tracking, cage systems interface, patron management, and bonusing. SMI will provide the automatic card shuffler shoes that read cards, plus chip sorters and verifiers. PGIC will contribute the RFID technology for bet recognition and chip tracking. We expect ITS™ to be available for market in late fiscal 2006.

Intellectual Property, Copyrights, Patents and Trademarks
Our intellectual property rights, patents, trademarks and copyrights are significant assets. We seek to protect our investment in R&D and the unique and distinctive features of our products and services by perfecting and maintaining our intellectual property rights. We obtain patent rights protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio contains approximately 1,000 active domestic and foreign patents. The subject matter of these patents and patent applications includes game designs, bonus and secondary game features, gaming device components, gaming systems, and a variety of other aspects of video and electronic slot machines and associated equipment. We cannot ensure that our intellectual property rights will not be infringed upon or that others will not develop products in violation of our intellectual property rights. Additionally, we cannot be sure that our pending applications for additional intellectual property rights will be granted.
Most of our products are sold under trademarks and copyrights that provide product recognition and promote widespread acceptance. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, or storylines. We design, manufacture, produce, operate, use, and/or otherwise have permission to exploit certain gaming machines utilizing materials under license from third party licensors. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable.
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

MARKET REGIONS
We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue expanding international markets. The opportunities, challenges and our successes vary across these jurisdictions.
North America
Gaming continues to be a popular leisure activity in North America and continued development of newer, more innovative gaming devices fuels this demand. We expect continued opportunities for gaming growth and expansion, as we have witnessed since Midwest riverboat gaming introductions in the early 1990s, more recently with tribal casino expansion, and growth in non-casino venues such as race tracks or racinos and bingo parlors. The emergence of central determination and Class II markets has spurred new growth opportunities in areas IGT was previously unable to capitalize upon due to regulatory uncertainties. We have now developed new CDS and Class II products, opened sales and service facilities in Oklahoma, and established a commercial presence in Alabama.
Despite a more challenging competitive environment in 2005, we continued to hold a leading share of the North America market installed base as a result of our:
ª	commitment to innovation, game design, and technological advances in our games and systems

ª	extensive patent and theme library

ª	manufacturing capacity

ª	combined team efforts in Compliance, Sales and Customer Service
The market installed base of gaming machines has increased from approximately 184,000 machines in 1991 to 829,000 machines in 2005. Based on internal data and information provided by various gaming agencies, we compiled the following table of the estimated market base of gaming machines installed in North America. Native America includes both Class II and Class III gaming machines. “Traditional” gaming machines below is comprised of non-tribal casino-style installations, including riverboats and cruise ships.

	Estimated Market Base
September 30,	2005	2004

Traditional	220,000	221,000
Native America Tribal	110,000	102,000
Racino/Lottery	33,000	28,000

US Western Region	363,000	351,000

Traditional	127,000	126,000
Native America Tribal	98,000	94,000
Racino/Lottery	23,000	23,000

US Central Region	248,000	243,000

Traditional	66,000	65,000
Native America Tribal	33,000	28,000
Racino/Lottery	34,000	32,000

US Eastern Region	133,000	125,000

Traditional	46,000	44,000
Racino/Lottery	39,000	39,000

Canadian Region	85,000	83,000

Total North America	829,000	802,000

Gaming Expansion
We anticipate expansion of legalized gambling previously forecasted for 2005 and early 2006 will occur in late 2006 through 2008. With recent legislative action and voter referendums, we expect to see new markets opening in both Florida and Pennsylvania in late calendar 2006. We see strong potential for further growth in California due to the popularity of gaming, as well as prospective new and renegotiated tribal state compacts. We anticipate both California and Washington will provide additional opportunities for CDS and Class II expansion, and that Florida and Oklahoma will provide Class II growth. Further expansion in Class II markets may be impacted by the issuance of additional clarification as to what constitutes a Class II device, pending US Department of Justice rulings, and federal legislation currently under consideration.
We continue monitoring gaming legislation under consideration in a number of other states that currently do not allow gaming machines, including Kansas, Maryland, Massachusetts, Ohio and Texas. With our leadership position in traditional Class III gaming markets and expanded CDS and Class II product lines, we believe IGT will be the supplier of choice in any of these potential new markets.

Sales and Service Regions
During the second quarter of fiscal 2005, we organized our North America sales and service groups into regional areas, moving us closer, and further improving responsiveness, to our customers.
US Western Region
With a market installed base of approximately 363,000 gaming machines across 11 states, the western region comprises over 40% of the North America market. Nevada continues to dominate this region as the largest and most established gaming market in the world, with an installed market base of approximately 204,000 machines in 260 casinos.
Nevada’s largest concentration of gaming is located in and around Las Vegas. A major impetus for expansion in Las Vegas occurred with the opening of Wynn Las Vegas in April 2005. The Las Vegas off-Strip or locals market is expected to expand in 2006 with the scheduled openings of Boyd’s South Coast Casino and Station’s Red Rock Station Casino. With extensive restaurant and hotel operations, these two new casinos will be major attractions for Las Vegas locals.
Northern Nevada is also showing signs of expansion. Station Casinos announced plans for two new properties in the Reno area. In addition the Peppermill Casino in Reno announced a major expansion and the possibility of a new property north of Reno.
The competitive landscape in Nevada casinos intensified in 2005. The completed mergers of Harrah’s with Caesars and the MGM Grand with Mandalay Bay resulted in two major casino operators on the Las Vegas Strip. Because of our extensive game library, commitment to R&D, breadth of products, manufacturing capacity, and financial strength, we are confident that IGT will be able to provide the level of service these new mega-operators will demand from a supplier.
During 2005, we completed our first large installation of CDS and Class II games at the San Pablo Casino at Lytton Rancheria in the San Francisco/Oakland area. With no significant new or renegotiated compact tribal growth in fiscal 2005, we only sold approximately 2,000 machines in California as properties grew to their full compacted number of units or replaced older, poorer performing games.
We placed our first CDS games in Washington and also entered the Wyoming market in 2005 with our first Class II installation in this state. We expect that over 5,000 new lottery machines will be placed during 2006 in Oregon, as they replace a majority of their current games and expand their installed base with the introduction of video reel games.

US Central Region
Representing approximately 30% or 248,000 gaming devices in the North America market, the central region spans15 states and encompasses riverboat-style gaming, land-based casino gaming, compacted Class III tribal gaming, Class II tribal gaming and VLT gaming.
The largest concentration of machines is within the so-called riverboat jurisdictions following the course of the Mississippi and Missouri rivers in Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi and Missouri with approximately 127,000 machines in 91 locations. This total includes approximately 16,000 machines at properties along the Mississippi Gulf Coast that were destroyed by hurricane Katrina in August 2005. While there is still uncertainty regarding plans to rebuild, legislation passed in October 2005 will allow land based gaming within 800 feet of the Mississippi coastline. Most major operators with impacted properties have announced plans for reopening in either rebuilt or temporary facilities in 2006. Several other operators are announcing plans for new facilities in 2007 and 2008.
In 2005, we saw some expansion in the gulf coast region with the opening of Pinnacle Entertainment’s new property, L’Auberge du lac in Lake Charles, Louisiana. The property opened with 1,600 units in May 2005. Another new property, the Hard Rock in Biloxi, Mississippi, was scheduled to open with 1,660 units in August 2005, but the casino was destroyed by hurricane Katrina.
Near-term expansion opportunities include four additional licenses granted by the Iowa Racing Commission in May 2005. The new casino sites are expected to add just over 3,000 units to the total market installed base beginning in 2006 and continuing into 2007.
Approximately 72,000 Class III and Class II gaming devices are installed at 108 tribal casino properties in Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, North Dakota, South Dakota, and Wisconsin. We foresee opportunities for continued TITO conversions and replacement of older legacy products in these locations.
In June 2004, we began distributing Class II devices into Oklahoma, which has a current installed market base of approximately 25,000 gaming machines. Legislation was passed in November 2004 allowing poker and instant bingo for tribes that enter into compacts with the state. Still in the early stages of product introduction at the end of fiscal 2005, IGT had placed 655 CDS units and 375 poker games under revenue sharing arrangements. Due to ambiguous Class II regulation, Oklahoma growth has been slower than originally expected. Higher tax rates recently authorized have also inhibited the introduction of video poker in this market.
Other near-term opportunities in the central region include VLT replacements in Louisiana and South Dakota. In 2007 and beyond, additional opportunities may arise in Arkansas, Kansas and Texas.
US Eastern Region
Comprised of approximately 133,000 gaming machines or approximately 17% of the North America installed base, the eastern region accounted for 20% of North America sales. This region includes:
ª traditional casino gaming markets in Atlantic City, New Jersey and cruise ships

ª Native American Class III casinos in Connecticut, New York, and North Carolina

ª facilities in Delaware, Maine, New York, Rhode Island, and West Virginia monitored by central control systems

ª Class II/CDS facilities in Alabama and Florida

ª Pennsylvania when its program starts in 2006 or 2007
Atlantic City remains the region’s largest single market with approximately 42,000 machines. This market is becoming more competitive as casino ownership concentrates due to mergers, properties update their floors to include more table games and non-gaming amenities, and the replacement cycle brought on by TITO is completed. Announced expansion plans include additional slot machines at the Borgata and Harrah’s in 2006. Cruise ships, each carrying approximately 200 machines, expanded with six new ships added in 2005 and another four ships expected to launch in 2006.
In Class III markets, Seneca Niagara casino in New York and Foxwoods in Connecticut are in the midst of Class III machine expansions. Seneca Niagara is adding 900 machines to its floor in late calendar 2005 and Foxwoods’ 1,500 machine expansion is expected to open in late 2006. Seneca is also adding a new hotel to its Seneca Allegany property and planning a new facility in Buffalo, New York.

In racino markets, the New York program continued to expand with the addition of Batavia in 2005. The anticipated opening of facilities at the Yonkers and Aqueduct tracks in late fiscal 2006 and early fiscal 2007 will bring this program to a total of approximately 15,000 machines. IGT gained market share in New York and Rhode Island in 2005 at existing facilities through the reallocation process based on machine performance. Rhode Island racinos both announced expansion plans recently, expecting to add 2,500 machines over the next several years. In both New York and Rhode Island, IGT has long-term revenue sharing agreements in place. IGT installed machines in Penn National’s temporary facility in Maine when it opened in November 2005. The permanent facility with 1,500 machines is expected to open in late 2006.
In the Class II/CDS markets, we continued to replace competitors’ products at Native American properties in Florida and installed our first machines at the new 500 machine Riverside Entertainment Center in Alabama. We expect an 850 machine expansion in the Alabama tribal market in 2006. The Alabama charitable bingo market grew in 2005 with expansions at two facilities.
Broward County, Florida voters have passed a referendum allowing gaming at racetracks. Court decisions have upheld the referendum and several operators have announced plans to install new games as soon as new regulations are finalized. The Florida legislature is convening a December 2005 special session with gaming regulation for slots at tracks on the agenda.
The outcome of ongoing Florida tribal state compact negotiations will determine whether tribal casinos will be allowed to offer Class III machines. Once regulations are promulgated and assuming new compacts are negotiated with the Seminole tribes, we estimate the Florida market could increase by as much as 20,000 games.
The Pennsylvania gaming program, which authorized 61,000 machines at 14 gaming locations across the state, now appears to be a 2007 event. We estimate approximately 40,000 games will initially be installed from 2007 through 2010. The Pennsylvania Gaming Control Board has approved regulations governing facilities and expects to award the first licenses in mid-2006. To date, only one track has announced opening a temporary facility.
Canadian Region
During fiscal 2004, we acquired substantially all of the assets of Hi-Tech, our former distributor of gaming equipment and services in Canada. We now provide direct sales, as well as technical and parts support, for the Canadian Gaming Industry from four Canadian facilities.
Every province within Canada has some form of gaming. Casinos, racinos and public gaming combine for a total installed market base of approximately 85,000 gaming devices or just under 10% of the North America installed base. VLT programs are operated by government lottery corporations in Alberta, Manitoba, Quebec, Saskatchewan, and the four Atlantic provinces.
In 2005, we provided machines for casino openings in Alberta, British Columbia, and Manitoba. Additionally, the Atlantic Lottery Corporation opened its first racino in Charlottetown, Prince Edward Island. While overall growth in Canadian markets has stabilized, replacements combined with ongoing expansions provide for steady machine sales and opportunities in VLT game software.
International
IGT’s presence in the international gaming markets began in 1986, and we continue to pursue growth in this area. Our goal is to further capitalize on our design and manufacturing experiences in North America, while addressing each international locale’s unique customer and regulatory environment. Our International Division headquarters, located in the Netherlands, oversees all international operations servicing:
ª casino markets in Asia, Europe, Latin America, Russia and South Africa

ª club markets in Australia and New Zealand

ª AWP markets in the UK and mainland Europe

ª pachisuro market in Japan
Casino and club gaming machines are fabricated, in whole or kit form, at our Reno facility. AWP and pachisuro machines provide lower game economics for all suppliers due to the associated laws and regulations. These unique markets generally require numerous game introductions and short product life cycles and carry lower average sales prices. Certain sales to military bases and other legal gaming markets around the world not directly supported by an international office are supported from our Nevada facilities.

Gaming Expansion
Prospects continue for gaming in various new international jurisdictions. Countries around the world are showing increased support for legalized casinos as a means of increasing tourism. We anticipate increased financial contributions from our international operations, as these markets continue to grow in significance over the next several years.
ª	The UK government passed new legislation in April 2005 increasing the permitted number of casinos, number of machines per casino, and maximum stakes and prizes per machine.

ª	Macau opened its first Las Vegas style casinos in 2004 and further growth is anticipated.

ª	Russia gaming is also projected to develop further in coming years.

ª	Singapore approved gaming legislation and expects to grant the first operator license in late spring 2006. RFP processes are slated to begin at the end of November 2005 and properties are expected to be operational in 2009.

ª	Gaming legalization is still under consideration in Taiwan and Thailand.
Europe
Our office in the Netherlands was opened in 1992 to service casino markets in continental Europe, the Middle East and North Africa. Casinos and slot halls in these markets compete with non-casino environments such as pubs and arcades. We anticipate moderate growth in the Europe market installed base. Our sales to this market are expected to consist of a mix of new and replacement units, the latter being increasingly driven by cashless solutions such as TITO. Focusing on further development of new business in Russia and the Commonwealth of Independent States (former Soviet bloc countries), we opened our Moscow office in December 2004.
Latin America
With offices in Argentina and Mexico, we sell and place casino style gaming equipment in several legalized gaming jurisdictions in Latin America. During fiscal 2005, we established an office in Mexico in conjunction with a significant agreement with a leading live-entertainment company for the distribution of CDS Video Bingo games, which began shipping in the fourth quarter. We plan to develop additional CDS business in other Latin America jurisdictions.
South Africa
Our office in Midrand, Gauteng, South Africa, services the gaming markets located in Africa, Sub-Saharan Africa and the Indian Ocean islands. Casino gaming in South Africa is governed under their National Gambling Act, allowing for the allocation of 40 casino licenses between nine provinces in 1996. We also pursue other Africa opportunities outside of South Africa from this office.
Asia
Our Macau office was established in fiscal 2005 to service the Asia region. Rapid growth is projected in Macau and the surrounding Asia region in the next few years, as countries such as Korea, the Philippines, Singapore, Thailand and Vietnam consider and implement further gaming expansion and development.
Australia and New Zealand
Australia is one of the largest and most established markets for video gaming products outside of North America. Our offices in Australia and New Zealand provide sales and customer service for casino, club, and hotel gaming. Base or neuter machines manufactured in Reno are shipped to Australia for completion with necessary game development, programming, testing, delivery and installation.
Problem gaming and “harm minimization” continues to be an important political issue for governments in Australia and New Zealand. Proposed measures related to further restrictions on the allowable number of gaming machines have created uncertainty for operators and may adversely impact demand in this region.
United Kingdom
We established a manufacturing, sales, marketing, distribution, engineering and game development operation in Manchester, England with the acquisition of Barcrest Limited in March 1998. Barcrest is a leading UK manufacturer of AWP games and top box products, servicing markets in both the UK and continental Europe. An AWP machine is a game for amusement that is limited to low payout cash prizes, typically under $45.
Our success in this market is built around three design centers focusing on UK products, along with a design center in the Netherlands focused on products for continental Europe. Barcrest markets are primarily replacement driven, dominated by pubs and licensed betting offices that demand regular releases of new machines. The market installed base of AWP machines is approximately 240,000 units. To meet this demand, new products are launched in the UK every four to six weeks.

Additionally, we have established separate new offices in the Midlands region and increased our UK manufacturing capacity in preparation for the implementation of requirements under the new UK Gambling Act.
Japan
We established an office in 1990 that serves the Japan market with engineering, development, sales, and administration from our head office in Tokyo and a logistics office in Nagano. During fiscal 2004, we entered into a manufacturing arrangement with Sega Sammy, which has helped position our company as a more competitive and consistent performer in the pachisuro marketplace. The market installed base of pachisuro machines is estimated at over 1.8 million units. The short product life cycle of these machines causes them to be replaced approximately every two years on average.
Internet Gaming
We acquired WagerWorks in August 2005 to capitalize on the expanding internet gaming market. WW develops, markets and operates an internet gaming solution designed to enable established consumer oriented companies to leverage their operating expertise and brand equity online. Recognizing that the legality of online gambling is unsettled in the United States, WW adheres to a strict operating policy of not conducting business with customers who knowingly process gambling transactions from the US. WW customer relations are based in the UK and Ireland. We anticipate remote gaming will continue to mature in a regulated manner and WW will facilitate the distribution of our game content across new channels and mediums including the internet, mobile devices, and interactive television.
COMPETITION
The market for gaming machines and systems is intensely competitive. The principal method of competition is product development. We are confident that our diverse library of strong performing games and intellectual property provides a strong competitive advantage. Other ways we remain competitive include the quality and breadth of our sales and service organizations, our financial strength as a manufacturer, and pricing. We provide substantial marketing and advertising support for our gaming products and compete on the basis of our extensive infrastructure, popular brand names, product appeal, jackpot awards, player loyalty, technical expertise and marketing experience.
Our competitors include, but are not limited to, the following manufacturers that have developed casino products and are either authorized to sell products or are in the licensing process in many US and foreign gaming jurisdictions:
ª Ainsworth Gaming Technology

ª Alliance Gaming Corp (Bally Gaming)

ª Aristocrat Leisure Limited

ª Aruze, formerly known as Universal

ª Cirsa Group

ª GTech

ª Gauselmann Group (Atronics)

ª Franco Gaming, Ltd., a division of Recreativos Franco

ª Konami Co. Ltd.

ª Multimedia Gaming Inc.

ª Novomatic Industries

ª Progressive Gaming International Corporation

ª Rocket Gaming Systems

ª Scientific Games Corporation

ª Shuffle Master Inc.

ª Stargames

ª Video Game Technologies

ª WMS Industries

OPERATIONAL OVERVIEW
Manufacturing and Suppliers
In addition to our US production facility in Reno, Nevada, we also manufacture our products in the UK and through a third party manufacturer in Japan. Our manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate facilities for cabinet manufacturing, silkscreen, and digital design in the US. We have a broad base of material suppliers and utilize multi-sourcing practices to ensure component availability.
Our Reno facility has 787,000 square feet currently devoted to manufacturing, warehousing, shipping and receiving. Construction initiated in fiscal 2004 to enlarge our Reno facility with additional space for offices, manufacturing, and a new data center was completed in fiscal 2005. We began the process of consolidating various Las Vegas leased facilities and approximately 800 employees into a new 37-acre IGT central campus in fiscal 2004 and estimate completion in 2007.
During fiscal 2005, our Reno facility maintained the ISO 9001.2000 manufacturing industry certification demonstrating that our quality management is held to the highest industry standards. The ISO standards represent an international consensus with respect to the design and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.
We generally carry a significant amount of inventory due to the broad range of products we manufacture and to facilitate our capacity to fill customer orders on a timely basis. Our product sales backlog orders totaled approximately $442.1 million at October 31, 2005 and $328.6 million at October 31, 2004. Our backlog orders for proprietary games totaled approximately 8,800 units at October 31, 2005 and 5,400 units at October 31, 2004. We reasonably expect to fill our backlog within fiscal 2006.
Sales and Distribution
Our products and services are sold to gaming operators and governmental entities that conduct gaming operations. We market our products and proprietary systems through our internal sales staff, agents and distributors. We employ approximately 250 sales personnel in various North America and international locations.
We use third party distributors and agents for sales and placements in certain markets. Our distributor agreements do not specify minimum purchases, but generally provide that we may terminate the distribution agreement if certain performance standards have not been satisfied.
Customer Service
We consider customer service an important aspect of our overall marketing strategy and a key factor differentiating us from our competitors. Customers are provided product delivery and installation services, warranty services, after-market technical services and new product support services. Equipment spare parts, product retrofit and game conversion services are also provided. We typically provide a 90-day service and parts warranty program in North America and up to a 180-day warranty service internationally for our gaming machines. We employ more than 900 trained customer service personnel in 34 customer service support centers in all major North America gaming jurisdictions and internationally in Argentina, Australia, Japan, New Zealand, South Africa, the Netherlands and the UK.
We also provide extensive customer education and service through customer product and employee training, technical employee certification programs, videotaped instruction, a 24-hour customer service hotline, newsletters, our website (www.IGT.com), and the Global Support Center. The GSC is a fully staffed facility providing 24-hour telephone support to all types of casino system customers. The GSC has access to a range of field support engineering resources to resolve technical issues. Through these extensive resources, IGT provides a direct link for two-way communication between the customer and IGT and access to product information 24 hours a day, seven days a week.
Regulatory Compliance
Our product and regulatory compliance efforts are designed to ensure that each gaming product or system we develop meets the requirements set forth in all gaming jurisdictions worldwide. These efforts also ensure we obtain the necessary approvals and licenses. Through our efforts we are able to successfully sell and market our products worldwide, and provide our customers with the assurance that our products work properly and meet jurisdictional requirements. We hold over 330 gaming licenses worldwide.

Information Systems
In fiscal 2005, we expanded our ERP solution for the IGT Systems group operations and are in the process of implementing the customer online ordering system to support Server Based Gaming. We also successfully completed the design, construction and move into a new advanced technology data center.
Total Employees
As of September 30, 2005, we employed approximately 5,000 individuals worldwide, including 4,100 in North America and 900 internationally. We believe we have favorable relationships with our employees.
RESPONSIBLE GAMING
Social responsibility is a cornerstone of IGT’s business philosophy. We are the only gaming equipment manufacturer to implement a formal responsible gaming program that strives to provide protection for vulnerable populations while helping to ensure the future of our business. As our markets continue to expand internationally we have extended our responsible gaming efforts into those jurisdictions. We partner with both gaming stakeholders and the problem gambling community to raise awareness of problem gambling, promote education and research as well as provide funding for treatment. IGT works closely with public policy makers to formulate sound responsible gaming policies. It is our goal to provide the best gaming entertainment in the world for our customers while endeavoring to create the most effective safety net possible for those individuals who may be adversely affected.
GOVERNMENT REGULATION
General
We operate in most legal casino gaming jurisdictions worldwide, as well as in a significant number of legalized lottery jurisdictions. The manufacture and distribution of gaming equipment and related software and the operation of casinos is subject to regulation in these jurisdictions by various regulators at all levels from city and tribal officials along with federal regulatory agencies, with the majority of oversight being provided by each individual state’s gaming regulators. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require:
ª licenses and/or permits

ª findings of suitability

ª documentation of qualification including evidence of financial stability

ª other required approvals for companies who manufacture and distribute gaming equipment

ª individual suitability of officers, directors, major stockholders and key employees
Various gaming regulatory agencies have issued licenses allowing us to manufacture and distribute our gaming machines and systems. IGT and our key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary to maintain compliance with all regulatory agency requirements. Many of the regulations at each level are similar or overlapping; however, we are required to satisfy all conditions individually for each jurisdiction. Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. In the jurisdictions where we operate gaming machines, the oversight additionally ensures that the local authorities receive the appropriate amount of tax revenues. As such, our operations’ financial systems and reporting functions must demonstrate high levels of detail and integrity.
In some jurisdictions, regulators not only govern the activities that take place in their particular jurisdiction, but they also oversee activities that occur in other jurisdictions to ensure that the company is in compliance with local standards on a worldwide basis. As a Nevada corporation, we are held responsible by our state regulatory authorities to maintain Nevada standards for all of our operations worldwide. For this reason, in a number of jurisdictions, we employ community staff members and legal resources familiar with local customs to assist in keeping us compliant with applicable regulations worldwide.
The nature of the industry and our worldwide operations make this process very time consuming and requires extensive resources. Through this process we seek to assure both regulators and investors that all our operations maintain the highest levels of integrity and avoid any appearance of improprieties. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.

Nevada Regulation
The manufacture, sale and distribution of gaming devices in Nevada or for use outside Nevada are subject to extensive state and local laws, regulations and ordinances of the Nevada Gaming Commission, the State Gaming Control Board, and various county and municipal regulatory authorities (collectively referred to as the Nevada gaming authorities). These laws, regulations and ordinances primarily cover the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations.
The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada gaming authorities seek to:
(i)	prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity

(ii)	establish and maintain responsible accounting practices and procedures

(iii)	maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities

(iv)	prevent cheating and fraudulent practices, and

(v)	provide a source of state and local revenues through taxation and licensing fees.
Changes in these laws, regulations, procedures, and judicial or regulatory interpretations could have an adverse effect on our gaming operations.
Our subsidiaries conducting the manufacture, sale, and distribution of gaming devices in Nevada or for use outside Nevada, as well as the operation of slot machine routes and other gaming activities in Nevada, are each required to be licensed by the Nevada gaming authorities. Our licenses must be renewed periodically and the Nevada gaming authorities have broad discretion regarding such renewals. Licenses are not transferable. Each type of machine we sell in Nevada must first be approved by the Commission and may require subsequent machine modification. Our gaming subsidiaries licensed in Nevada must also report substantially all loans, leases, and sales of securities and similar financing transactions of a material nature to the GCB and/or have them approved by the Commission. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada.
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
Under certain circumstances, an institutional investor, as this term is defined in the Nevada gaming regulations, acquiring more than 10% but not more than 15% of our voting securities, may apply to the Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business. Our voting securities must not be acquired for the purpose of causing, directly or indirectly,
(i)	the election of a majority of our board of directors,

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
We are subject to disciplinary action and possible loss of our approvals if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our licensed gaming subsidiaries, we:
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
In July 2005, the Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (referred to as a shelf approval). The chairman of the GCB may rescind the shelf approval for good cause without prior notice upon the issuance of an interlocutory stop order. The shelf approval does not constitute a finding, recommendation, or approval by the Commission or the GCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.
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
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to guard against the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:
(i)	assure the financial stability of corporate gaming operators and their affiliates

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

Federal Registration
The Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the Attorney General of the US Department of Justice. In addition, gambling device identification and record keeping requirements are imposed by this act. Violation of this act may result in seizure and forfeiture of the equipment, as well as other penalties. Entities involved in the manufacture and transportation of gaming devices are required to register annually. We are confident that we have complied with the registration requirements of this act.
Native American Gaming Regulation
Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. The Indian Gaming Regulatory Act of 1988 provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the US Department of the Interior. The commission has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The act is subject to interpretation by the commission and may be subject to judicial and legislative clarification or amendment.
The act requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on Indian lands. Indian tribes are sovereign in their own government systems, with primary regulatory authority over gaming on land within the tribes’ jurisdiction. IGT distributes gaming equipment to Native American tribes who have negotiated compacts with their states and/or have received federal approval where required.
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
We manufacture and supply gaming equipment to various international markets including Africa, Asia, Australia, Europe, Japan, Latin America, New Zealand, and the UK. We have obtained the required licenses to manufacture and distribute our products in the various foreign jurisdictions where we do business.
Internet Gaming Regulatory Environment
With the acquisition of WagerWorks in August 2005, we now provide online gaming content and services for certain jurisdictions. This sector is highly regulated, principally with respect to the operation of online casinos, but impacts product development and offering as well. In order to comply with regulations, WW has developed an extensive operational control structure spanning the software and game development process, computer operations, consumer cash handling, and identity checking.
The legality of online gaming in the US is unsettled and therefore, while many competitors take bets from US citizens, WW does not. While it is legal to take bets online from UK citizens the UK does not provide a regulatory framework from which to operate online. WW therefore, operates its online casinos from Alderney in the British Channel Islands, regulated by the Alderney Gaming Control Commission.

FORWARD LOOKING STATEMENTS AND RISK FACTORS
Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Throughout this Annual Report on Form 10-K we make some “forward looking” statements which do not relate to historical or current facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:
ª expectations about our ability to introduce new products and stimulate replacement demand

ª estimates of our market share and competitive advantage

ª estimates about the total market installed base

ª expectations about gaming expansion and new market opportunities

ª judgments and assumptions related to our critical accounting estimates

ª estimates about our tax exposure and tax rates

ª estimates of expected gross profit margins

ª estimates about replacement market trends

ª expectations about our available capital resources

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

ª expectations about future gaming product developments

ª expectations about capitalizing on new and expanding market opportunities

ª expectations about ensuring access to new distribution channels

ª expectations about gaining access to important intellectual property

ª expectations regarding impacts to future EPS

ª expectations regarding regulatory developments
Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.
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

ª political or economic instability in international markets

ª changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª fluctuations in foreign exchange rates, tariffs and other trade barriers

ª an inability to effectively hedge our foreign currency exposures

Demand for our products would be adversely affected by:
ª	reduced growth or continued delays of new market openings and/or existing market expansions

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	uncertain timing for technology upgrades

ª	loss of casino floor space to table games

ª	casino operators designing and developing slot machine content

ª	casino operators developing strategic alliances with competitors

ª	a decline in public acceptance of gaming
We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:
ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in legislative actions and/or approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

ª	customers’ inability to repay IGT development financing loans due to unfavorable legislation, regulation, or regulatory interpretation that impairs their ability to conduct planned gaming operations
Our intellectual property rights are subject to risks, including:
ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively
Our outstanding debt obligations subject us to certain additional risks, including:
ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness
Our business operations are subject to other risks, including:
ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of existing litigation related to legal actions pending against IGT

ª	the timely and cost effective integration of acquired companies into our operations

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native America jurisdictions which may subject us to sovereign immunity risk

ª	acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 2. Properties
We expect our current properties will be adequate for our near-term business needs.
Corporate Headquarters
Our largest manufacturing facility and corporate headquarters are located in Reno, Nevada, where we built a facility of more than 1.2 million square feet to house our manufacturing, cabinet production, silkscreen, engineering, sales and corporate administrative functions. This facility supports production for North America and all international markets, except Japan and the UK. In fiscal 2005, we completed an expansion of our Reno facility adding more than 100,000 square feet. We also maintain leased warehousing facilities in Reno totaling 204,000 square feet.
North America Sales and Service
Our largest sales and service office is located in Las Vegas, Nevada, where we lease approximately 364,000 square feet in warehousing, sales and administration facilities. These operating leases expire between July 2006 and December 2007. In fiscal 2004, we purchased land and began construction of a new 600,000 square foot Las Vegas campus, primarily to consolidate several leased facilities, that is scheduled for completion in 2007. Additionally, we lease approximately 411,100 square feet of warehousing, sales and service facilities throughout the US and Canada to support local market needs. We also own a 94,000 square foot building in Rapid City, South Dakota, which formerly supported Native American gaming markets. With a majority of the Rapid City functions redistributed during 2005, we decided to list this property for sale in the first quarter of fiscal 2006.
International
Our most significant international facilities are located in the UK and Australia. We own 149,000 square feet and lease 42,000 square feet under leases expiring between March 2007 and December 2009, which support manufacturing, sales and administrative functions in the UK. We own 12,000 square feet in New Zealand and lease 138,000 square feet in Australia under leases expiring between October 2006 and April 2008, for subassembly, sales and administration. All other properties used for international operations total 191,000 square feet, mostly under leases expiring between January 2006 and May 2012.
Item 3. Legal Proceedings
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material adverse effect on our financial position or results of operations. For a description of certain of these matters, see Note 13 of our Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “IGT.” The following table presents the high and low closing prices of our common stock as traded on the NYSE and quarterly cash dividends declared for the last two fiscal years.

	Stock Price	Stock Price	Dividends
	High	Low	Declared
Fiscal 2005
First Quarter	$36.67	$31.23	$0.120
Second Quarter	33.87	26.23	0.120
Third Quarter	30.21	24.22	0.120
Fourth Quarter	29.43	26.49	0.125

Fiscal 2004
First Quarter	$36.96	$28.09	$0.100
Second Quarter	45.78	34.65	0.100
Third Quarter	46.82	33.45	0.100
Fourth Quarter	38.17	28.72	0.120
There were approximately 2,863 record holders of IGT’s common stock and the closing price was $29.70 as of December 1, 2005.

IGT’s transfer agent and registrar is:	The Bank of New York
63 Madison Avenue, 8th Floor
New York, NY 10016
(212) 503-4279
Stock Repurchases
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 23.1 million at September 30, 2005. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. There is no expiration date specified for this plan. Our fourth quarter repurchases are summarized below.
Shares purchased in the table below exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased an additional 1.9 million shares between the period October 2, 2005 and December 9, 2005.

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares Still
	Number of	Average	Part of a	Available for
	Shares	Price Paid	Publicly	Purchase Under
Periods	Purchased	per Share	Announced Plan	the Plan

July 3, 2005 — July 30, 2005	582,500	$27.80	582,500	28,208,625
July 31, 2005 — August 27, 2005	3,827,400	27.06	3,827,400	24,381,225
August 28, 2005 — October 1, 2005	1,289,100	26.96	1,289,100	23,092,125

Total	5,699,000	27.12	5,699,000

Item 6. Selected Financial Data
The following should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Consolidated Financial Statements.
FINANCIAL HIGHLIGHTS

Years ended September 30,	2005	2004	2003(1)	2002(1)	2001
(In millions, except per share amounts)
Revenues	$2,379.4	$2,484.7	$2,128.1	$1,728.5	$1,199.2
Gross profit	1,190.7	1,319.2	1,094.8	842.9	534.9
Earnings of unconsolidated affiliates(1)	—	—	—	32.5	142.6
Operating income	663.7	814.3	665.9	516.5	395.3
Income from continuing operations, net of tax(2,3)	436.5	429.8	375.3	254.7	213.9
Discontinued operations, net of tax(4)	—	58.9	15.4	16.5	—
Net income(2,4)	436.5	488.7	390.7	271.2	213.9

Basic earnings per share(5)
Continuing operations	$1.27	$1.24	$1.09	$0.75	$0.72
Discontinued operations	—	0.17	0.05	0.05	—
Net income	1.27	1.41	1.14	0.80	0.72

Diluted earnings per share(5)
Continuing operations	$1.20	$1.17	$1.04	$0.74	$0.70
Discontinued operations	—	0.15	0.04	0.05	—
Net income	1.20	1.32	1.08	0.79	0.70

Weighted average shares outstanding(5)
Basic	343.7	346.8	344.0	338.4	295.4
Diluted(6)	370.2	376.3	366.7	344.2	306.1

Cash dividends declared per share(5)	$0.485	$0.420	$0.175	$—	$—

Cash from operations	$726.4	$623.6	$408.7	$589.1	$273.6
Cash from investing	(215.8)	364.8	(597.5)	105.1	(280.1)
Cash from financing(7)	(525.6)	(1,121.7)	420.7	(589.2)	(32.6)
Capital expenditures(8)	238.6	210.9	128.6	116.2	103.7
Cash used for share repurchases	354.7	129.8	161.3	249.3	62.8

Cash and short-term investments(7,11)	$688.1	$766.7	$1,315.6	$430.2	$377.3
Working capital	219.6	949.7	1,133.1	750.6	596.8
Total assets	3,864.4	3,873.0	4,185.2	3,315.8	1,923.4
Notes payable, net(7,9)	811.0	791.9	1,552.9	972.0	989.8
Jackpot liabilities(10)	705.8	719.3	541.1	577.7	343.6
Stockholders’ equity	1,905.7	1,976.6	1,687.5	1,433.1	296.1
Shares outstanding(5)	338.2	346.1	345.5	347.3	291.7

(1)	The results of Anchor and the consolidation of the JV following the acquisition of Anchor on December 30, 2001 were included for nine months in fiscal 2002 and the full year thereafter. Prior to the Anchor acquisition, our share of the JV was reflected net of expenses in earnings of unconsolidated affiliates.

(2)	Fiscal 2002 included pretax reductions of: $20.2 million ($12.6 million after tax or $0.03 per diluted share) related to certain litigation settlements; and $21.2 million ($13.2 million after tax or $0.04 per diluted share) for losses on early retirement of debt.

(3)	Fiscal 2004 includes pretax reductions of: $127.9 million ($81.4 million after tax or $0.22 per diluted share) for losses on early retirement of debt.

(4)	Certain operations acquired with Anchor were sold or held for sale, and therefore reclassified, including gain/loss on sale, to discontinued operations for all periods presented. Fiscal 2004 includes gain on sale of $56.8 million after tax.

(5)	Shares and per share amounts for all periods presented have been adjusted to reflect the four-for-one stock split effective June 18, 2003.

(6)	Diluted weighted average shares outstanding reflect inclusion of outstanding convertible debenture shares for all periods presented in conjunction with adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted EPS, adopted in our first quarter ended December 31, 2004.

(7)	Fiscal 2004 includes $969.6 million of principal debt reduction. Fiscal 2003 includes the proceeds of $575.0 million from the issuance of our debentures.

(8)	Capital spending has increased progressively since fiscal 2001 predominantly due to additional investments in gaming operations equipment.

(9)	Notes payable is presented net of unamortized discount.

(10)	Jackpot liabilities included an additional $149.9 million at September 30, 2005 and $165.2 million at September 30, 2004 from VIE consolidations.

(11)	Includes restricted amounts.

Item 7. Management’s Discussion and Analysis
COMPANY OVERVIEW
The following MDA is intended to enhance the reader’s understanding of International Game Technology, our operations and our present business environment. MDA is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes. Throughout this section, table amounts are presented in millions, except units, ASP, ARPU, ARDU, and EPS.
Our MDA is organized into the following sections:
ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	CONSOLIDATED OPERATING RESULTS — a comparative analysis of income from continuing operations for the three fiscal years presented in our consolidated financial statements

ª	BUSINESS SEGMENT RESULTS — a comparative analysis of business segment results for the three fiscal years presented in our consolidated financial statements

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the three fiscal years presented in our consolidated financial statements

ª	FINANCIAL CONDITION –- analysis of significant changes in our financial position
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
We had annual revenues of $2.4 billion in fiscal 2005. We derive our revenues in two ways, either from the sale (product sales) or placement (gaming operations) of our gaming products, services and/or intellectual property. Operating results reviewed by our chief decision makers encompass all revenue sources within each geographical customer region. We currently view our business segments in two primary operating divisions, each incorporating all types of revenues:
ª	The North America Division, encompasses our operations in the US and Canada, including the IGT Systems group

ª	The International Division oversees our efforts abroad in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK
Additionally, our Corporate Division administers certain unallocated income and expenses related to company-wide initiatives. See the BUSINESS SEGMENT RESULTS below and Note 18 of our Consolidated Financial Statements for additional segment information and financial results.
OUR FOCUS
Product Demand
Demand for our products is driven principally by:
ª	technological innovations that create new, more sophisticated games and/or customer cost savings

ª	new or expanding gaming properties

ª	establishment or expansion of legalized gaming jurisdictions

ª	entertainment value to the player

ª	manufacturer’s reputation and reliability

Following several consecutive years of record growth, largely related to the TITO replacement cycle, fiscal 2005 was a transitional year. At the end of the current fiscal year, we estimate there were approximately 175,000 total machines that remained unconverted in the marketplace. As we move into fiscal 2006 and beyond the number of replacement units that are sold as a direct result of TITO are anticipated to further decline. We expect that future replacement sales will be driven more by customer desire to update their floor with new games and technology, rather than to replace non-TITO machines. We anticipate an acceleration of this trend as we transition to SB™ technology.
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
Notwithstanding these factors, we remain dependent upon gaming market expansion for growth. Expansion of new markets has been slower to materialize than we previously expected due to delays in legislative actions and/or regulatory approvals. Our business strategies remain focused on:
ª	the development and expansion of our product offerings

ª	capitalizing on new and expanding market opportunities

ª	gaining access to important intellectual property

ª	strategic acquisitions and alliances to enable development of leading gaming technology

ª	ensuring access to new distribution channels
Product Development
Our business model is the creation of game content and the delivery to consumers via our platforms and systems. We are a prominent designer of games, platforms and systems for the gaming industry. We accomplish this by anticipating consumer needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our product development efforts are supported by a considerable emphasis and investment in research and development, which we expect will enable us to maintain a leadership position in the industry.
We continue to expand our for sale game library emphasizing development of games to address changing consumer preferences and other market trends. We strive to develop games that incorporate innovative and entertaining graphics and appealing sound. We added themes for spinning reel, video poker and incorporated the popular multi-line multi-coin configuration to our video reels. Fiscal 2005 top selling video themes included:
ª	Carnival of Mystery™ Multiway

ª	Alien®

ª	Mystical Mermaid®
We anticipate continued installations into our casino market gaming operations installed base through new video game introductions. We continually add innovation and enhanced player appeal to our proprietary games. This includes introducing new multi level progressives games in addition to new games and enhancements to our flagship themes such as Wheel of Fortune®, Megabucks®, and The Price is Right®. During fiscal 2005, we introduced and placed new units of:
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
To date, we have introduced a number of casino-wide integrated products that enhance the players’ gaming experience and provide operational efficiencies for our customers. We are now leveraging off this experience and our CDS technology to move forward in developing gaming products of the future that incorporate innovative features, including server based gaming. We continue to make progress with our server-based gaming initiatives and have commenced the regulatory approval process and anticipate the start of commercial field trials in the near future. As the market shifts toward a more system centric gaming environment, we expect a greater portion of our business will come from non-machine revenues.

During the current fiscal year, we entered into a worldwide product integration agreement with PGIC and SMI to develop a comprehensive, automated table management system known as the ITS™, combining complementary capabilities, technologies, and resources of the three companies. A well-implemented casino management and patron loyalty system offers strategic and competitive value to a casino’s slot operations. We view the extension of this technology into the table games area as the next logical phase in the expansion of these products.
In August 2005, we acquired WagerWorks, a provider of internet gaming technology, content and services to capitalize on the expanding internet gaming market. WW adheres to a strict compliance policy designed to ensure that operators offer the company’s products and services to end users in a responsible manner. We anticipate this business combination will facilitate the distribution of our game content across new channels and mediums, including the internet, mobile devices, and interactive television.
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
We continue to monitor expanding and emerging markets in North America, including California where the potential for new and renegotiated tribal state compacts could spur further expansion. We anticipate major expansion of legalized gambling previously forecasted for 2005 and early 2006 will occur in late 2006 and 2007. With recent legislative action and voter referendums, we expect to see new markets opening in both Florida and Pennsylvania in late calendar 2006. We also monitor gaming legislation in potential new markets in the states of Arkansas, Kansas, Ohio, Maryland, Massachusetts and Texas all showing interest in some form of legalized gaming.
Gaming expansion is ongoing in numerous CDS and Class II markets nationwide. Racino markets in Maine, New York and Rhode Island continue to grow. New York continues to expand their program with anticipated future openings in Yonkers and Aqueduct scheduled for late fiscal 2006 and early fiscal 2007. Our market share of lease operation machines in New York and Rhode Island grew in 2005 through a reallocation process based on our product performance.
The outlook for international market expansion continues to improve with opportunities in Asia, Latin America, Russia, and the UK. We are concentrating our management and development resources toward product localization, so we export a US manufactured product customized for local cultures. With the prospects of new international jurisdictions we anticipate our international markets will continue to grow in significance over the next several years and increase their share of overall contribution.
Competition
The market for gaming machines and systems is intensely competitive principally through new product development. We maintain a global competitive advantage because of our ability to:
ª	offer a dynamic and diverse library of innovative and strong performing games

ª	develop and protect our extensive collection of intellectual properties

ª	provide the highest levels of customer service and support
We also competitively benefit from our:
ª	financial strength which allows us to aggressively research and develop new products, as well as invest in strategic acquisitions and alliances

ª	extensive and well established infrastructure of sales, and manufacturing

ª	worldwide recognition and geographic diversity
We currently hold a significant share of the total gaming devices on North America casino floors. Within that population, our share in spinning reel and video poker machines remains stable, but we are experiencing increased competitive pressure within the video spinning reel gaming machines business. We expect to maintain a leading share of the total population of gaming devices installed over the long-term, despite quarterly fluctuations that will occur from time to time.

The marketplace for recurring revenue units is competitive. We continue to proactively manage our proprietary installed base in order to offer the strongest performing games placed on casino floors. We expect our ability to develop exciting new themes should enable us to maintain a leading market share.
Sales of our IGT Advantage™ systems are successfully capturing market share because of its value added technology offerings. With a number of significant new IGT Advantage™ systems contracts, we now have systems relationships with most major gaming operators. At September 30, 2005, 510 IGT slot systems were installed worldwide connecting approximately 272,000 machines, versus 403 systems connecting 246,000 machines at September 30, 2004, and 331 systems connecting 218,000 machines at September 30, 2003.
Capital Deployment
We generated substantial operating cash flows in fiscal 2005, which allowed us to reinvest in our business through capital expenditures and business acquisitions, as well as generate returns to our shareholders through dividends and share repurchases. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase and dividend activity.
We enter into strategic business acquisitions and alliances as part of our ongoing effort to create shareholder value designed to complement our internal resources. We consider businesses that:
ª	offer opportunities to diversify our geographic reach

ª	expand our product lines and customer base

ª	leverage our technological and manufacturing infrastructure to increase our rates of return
In keeping with efforts to diversify and expand, we entered into the following strategic business relationships and acquisitions during fiscal 2005:
ª	the acquisition of WagerWorks, a provider of internet gaming technology, content and services

ª	a collaboration with PGIC and SMI for the development and marketing of an automated table management solution, known as Intelligent Table System

ª	the asset purchase of Friendly Matrix, with several products that we anticipate will enhance functionality in our IGT Advantage™ systems

ª	the asset purchase of Hi-Tech, our former distributor and supplier of gaming equipment and services in Canada
We anticipate these business relationships and acquisitions will facilitate incremental future growth and eventual economies of scale, although they were not material and are not expected to produce near-term earnings accretion. Including amortization of intangibles and in-process R&D, WagerWorks reduced diluted EPS by approximately $0.01 in fiscal 2005 and is expected to be approximately $0.02 dilutive in fiscal 2006. See Note 2 of our Consolidated Financial Statements for additional financial details of the acquisitions.
Hurricane Impact
We suffered damages and losses to our US gulf coast operations in the wake of hurricanes Katrina in August 2005 and Rita in September 2005. Approximately 1,800 gaming operations machines were affected, of which 700 were destroyed or rendered inoperable and 1,100 temporarily shut down, in part due to WAP monitoring sites disabled for a short time. At September 30, 2005, 750 of these gaming operations machines remain out of service.
No determination has been made as to the total amount or timing of insurance payments. We carry comprehensive business interruption and property damage insurance. We are working closely with our insurance carriers, claims adjustors, and consultants to ascertain the full amount of insurance proceeds due to IGT as a result of the damages and losses suffered in the hurricanes. Business interruption insurance recoveries for lost earnings and any property insurance reimbursements over book value will be recorded when realized and all contingencies have been resolved, which may result in future period fluctuations affecting comparability.
RECENTLY ISSUED ACCOUNTING STANDARDS
With the adoption of SFAS 123R, Share-Based Payment, in our quarter ending December 31, 2005, we will recognize share-based compensation in our financial statements. Additionally, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on the interaction of SFAS 123R with existing SEC guidance. SAB 107 requires the classification of stock compensation expense to the same financial statement line as cash compensation. We estimate the impact of adopting SFAS 123R will be approximately $0.02 dilutive to quarterly earnings in fiscal 2006 and will impact our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses. See Note 1 of our Consolidated Financial Statements for additional information regarding recently issued accounting standards.

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
Jackpot Liabilities and Expenses
Changes to our estimates for jackpot liabilities and resulting expense primarily relate to variations in the jackpot life cycle, volume of slot play, timing of jackpots won, and market interest rate trends (see Item 7a, Market Risk). The initial progressive meter liability on a new system is deferred and subsequently amortized to jackpot expense as future contribution revenues are generated from slot play. Current and non-current portions of jackpot liabilities, as well as jackpot expense, may also be impacted by changes in our estimates and assumptions regarding the number of future winners who may elect lump sum payout.
Our jackpot liabilities totaled $705.8 million at September 30, 2005 and $719.3 million at September 30, 2004. Jackpot expense totaled $258.5 million for fiscal 2005 and $292.0 million in fiscal 2004. See Note 1 of our Consolidated Financial Statements for additional accounting policies related to jackpot liabilities and expense.
Intangible Assets, including Goodwill and Prepaid Royalties
We review goodwill and other intangible assets for impairment annually, and whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with the SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets.
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
Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We determine the fair value of our reporting units using the discounted cash flow method, and compared the implied valuation multiples to a group of guideline public companies under the Market approach to test the reasonableness of the discounted cash flow results.
Our goodwill and intangible assets totaled $1.4 billion at September 30, 2005 and $1.3 billion at September 30, 2004. If the estimated fair value or useful lives of our intangible assets were to decrease, the most significant impact would be an increase to amortization expense and/or impairment, thereby decreasing our results of operations. We recorded no goodwill impairment charges in fiscal years 2005, 2004 or 2003.
We also regularly evaluate the estimated future benefit of prepaid royalties, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our games. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record additional charges. The carrying value of our prepaid and deferred royalties totaled $99.4 million at September 30, 2005 and $130.1 million at September 30, 2004.

Income Taxes
Determination of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. We adjust deferred taxes based on the changes in the difference between the book and tax basis of our assets and liabilities, measured by future tax rates we estimate will be applicable when these differences are expected to reverse. This process involves estimating our current tax position in each federal, state, and foreign jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We establish a valuation allowance to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.
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
Our net deferred tax assets totaled $93.2 million at September 30, 2005 and $85.0 million at September 30, 2004. Our accrued income taxes totaled $14.5 million at September 30, 2005 and $7.5 million at September 30, 2004.
Bad Debt Expense
We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Changes in our assumptions and estimates could change our estimated provision for bad debt, thereby impacting our operating income. Our allowances for doubtful accounts, notes, and contracts receivable totaled $63.2 million at September 30, 2005 and $68.5 million at September 30, 2004.
Inventory and Gaming Operations Equipment
The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our inventories totaled $142.3 million at September 30, 2005 and $165.6 million at September 30, 2004.
We are also required to estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges, which would have a negative impact on gross profit. In fiscal 2005, our assessment of estimated salvage values resulted in adjustments due to expected future releases of more advanced cabinet and game designs. We recorded $41.6 million or $26.6 million after-tax to cost of gaming operations related to technological obsolescence and salvage value adjustments in fiscal 2005.

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2005	2004	2003	05 vs 04			04 vs 03
(In millions, except units, ASP, ARPU, ARDU & EPS)
Total
Revenues	$2,379.4	$2,484.7	$2,128.1		$(105.3)	(4%)	$356.6		17%
Gross profit	1,190.7	1,319.2	1,094.8		(128.5)	(10%)	224.4		20%
Gross margin	50%	53%	51%	(3	) pp	(6%)	2	pp	4%

Operating income	$663.7	$814.3	$665.9		$(150.6)	(18%)	$148.4		22%
Operating margin	28%	33%	31%	(5	) pp	(15%)	2	pp	6%

Income from continuing operations	$436.5	$429.8	$375.3		$6.7	2%	$54.5		15%
Discontinued operations	—	58.9	15.4		(58.9)	*	43.5		282%
Net income	436.5	488.7	390.7		(52.2)	(11%)	98.0		25%

Diluted earnings per share:
Continuing operations	$1.20	$1.17	$1.04		$0.03	3%	$0.13		13%
Discontinued operations	—	0.15	0.04		(0.15)	*	0.11		275%
Net income	1.20	1.32	1.08		(0.12)	(9%)	0.24		22%

Product Sales
Machines	$867.9	$1,065.3	$888.8		$(197.4)	(19%)	$176.5		20%
Systems, parts and conversions	313.0	256.0	179.8		57.0	22%	76.2		42%
Total product sales	1,180.9	1,321.3	1,068.6		(140.4)	(11%)	252.7		24%

Gross profit	$576.6	$690.1	$523.1		$(113.5)	(16%)	$167.0		32%
Gross margin	49%	52%	49%	(3	) pp	(6%)	3	pp	6%

Units sold	141,900	159,200	134,800		(17,300)	(11%)	24,400		18%
ASP	$6,100	$6,700	$6,600		$(600)	(9%)	$100		2%
ARPU	8,300	8,300	7,900		—	—	400		5%

Gaming operations
Revenues	$1,198.5	$1,163.4	$1,059.5		$35.1	3%	$103.9		10%
Gross profit	614.1	629.1	571.7		(15.0)	(2%)	57.4		10%
Gross margin	51%	54%	54%	(3	) pp	(6%)	—		—

Installed base units	38,800	37,200	34,000		1,600	4%	3,200		9%
ARDU	$87.00	$88.00	$88.00		$(1.00)	(1%)	—		—
Fiscal 2005 vs Fiscal 2004
Fiscal 2005 income and EPS from continuing operations grew slightly despite declining product sales volumes in the North America division. Our consolidated results include record international revenues and shipments as a result of the success of the two Japanese pachisuro games released in the current fiscal year and a strong mix of premium products and parts sales in Australia. Additionally, a favorable mix of revenues from systems, parts and game theme conversions and increased gaming operations revenues contributed to current year results. Improved international sales demonstrate our geographic diversity and has compensated for the slowing replacement demand in North America.
Improved operating cash flows enabled us to continue our capital deployment strategy of returning value to our shareholders through dividends and share repurchases. In fiscal 2005 we declared cash dividends of $0.485 per share and repurchased 12.8 million shares.
Significant items affecting comparability of income from continuing operations for the fiscal years included:
ª	the current year salvage value adjustments and technological obsolescence charges of $26.6 million, after-tax

ª	the negative impact to earnings from hurricanes Katrina and Rita consisting of approximately $3.2 million, after-tax, of hurricane related expenses and $6.3 million, after-tax, in lost business activity in fiscal 2005

ª	$6.7 million after-tax for severance costs incurred in the current fiscal year associated with several operational reorganization initiatives

ª	additional interest income of $6.0 million after-tax in the current year, related to financing fees realized on early loan repayments

ª	the prior year loss on early redemption of our senior notes due May 2009 totaling $77.0 million, after-tax

ª	the prior year income tax provisions reduction of $13.9 million, primarily due to utilization of foreign income tax credits

ª	the additional week in the prior year related to our 52/53-week fiscal year, primarily affecting gaming operations and operating expenses

We incurred considerable damages to our US gulf coast operations as a result of hurricanes Katrina and Rita in August and September 2005. The subsequent closure of gulf coast casinos negatively impacted our operating income results by approximately $14.9 million, pre-tax, comprised of a $9.4 million reduction in gross profit due to lost business activity, $2.8 million for the carrying value of gaming operations assets destroyed, net of minimum insurance recoveries and $2.7 million in additional operating expenses. These charges reduced diluted EPS by approximately $0.026.
Future lost earnings will vary depending on the number of machines that remain out of service and the staggered pace of casino property re-openings. No determination has been made as to the total amount or timing of insurance payments. Business interruption insurance recoveries for lost earnings and any property insurance reimbursements over book value will be recorded when realized and all contingencies have been resolved, which may result in future period fluctuations affecting comparability.
See Note 2 of our Consolidated Financial Statements for additional information concerning the prior year discontinued operations related to certain Anchor operations divested subsequent to acquisition.
Consolidated product sales in fiscal 2005 were and continue to be adversely affected by the slowdown in demand for TITO related replacement machines, as well as fewer new marketplace opportunities. ASPs declined in the current fiscal year due to a higher mix of Japan’s pachisuro machines, which carry lower sales prices and gross margins. Additionally, the allocation of fixed costs across lower domestic sales volumes also contributed to the decrease in consolidated gross margins in the current fiscal year. We estimate our consolidated product sales gross margin will fluctuate between 47% and 51% in fiscal 2006 depending on the geographical mix of product sales.
Consolidated gaming operations revenues grew in the current fiscal year primarily due to increases in our installed base as well as increased play levels resulting from new game introductions and removal of lower performing units. Gross margin in fiscal 2005 was negatively impacted by charges recorded for technical obsolescence, including adjustments to salvage values, of certain gaming operations assets in response to shifting market demand toward newer IGT products that incorporate more innovative features. The decline in ARDU in the current year was primarily due to the increase mix of lower yielding CDS and Class II lease operations units, partially offset by increased play levels.
Additionally, we began the VIE consolidations in April 2004, causing the current year to include an additional six months of VIE revenues and expenses, but no material impact to gross profit. We expect our consolidated gaming operations gross margin will fluctuate between 54% and 56% for fiscal 2006, depending on the jurisdictional mix and types of games placed, as well as movements in interest rates and seasonality.
Fiscal 2004 vs Fiscal 2003
IGT achieved record financial results in fiscal 2004 compared to fiscal 2003, posting revenue growth in both product sales and gaming operations.
The increase in worldwide product sales revenues and gross profit in fiscal 2004 over fiscal 2003 was attributed to:
ª	higher volumes in both North America and international markets

ª	a favorable shift in product mix

ª	improved pricing realization

ª	contributions from Acres of $56.0 million in revenues and $32.6 million in gross profit
Additionally, product sales gross profit and margin improved during fiscal 2004 as a result of lower material costs coupled with operational efficiencies in our Reno manufacturing facility.
Consolidated gaming operations revenues and gross profit grew in fiscal 2004 compared to fiscal 2003 primarily due to increases in our North America installed base and improvements in the game placement mix leading to higher yields per game placed. One additional week in fiscal 2004 related to the timing of our 52/53-week accounting year added approximately $19.9 million to revenues and $11.1 million to gross profit.
Significant fiscal 2004 items affecting comparability of income from continuing operations in fiscal 2004 versus fiscal 2003 included:
ª	a loss on the early redemption of our senior notes due May 2009 totaling $77.0 million after tax

ª	a reduction to our income tax provision primarily related to the utilization of foreign income tax credits totaling $13.9 million

Operating Expenses

				Favorable (Unfavorable)
	2005	2004	2003	05 vs 04		04 vs 03
(In millions)
Selling, general and administrative	$318.6	$293.1	$272.7	$(25.5	) (9%)	$(20.4	) (7% )
Depreciation and amortization	69.9	64.3	46.7	(5.6	) (9%)	(17.6	) (38%)
Research and development	138.4	129.3	94.9	(9.1	) (7%)	(34.4	) (36%)
Provision for bad debts	0.1	18.2	14.6	18.1	99%	(3.6	) (25%)

Total	$527.0	$504.9	$428.9	$(22.1	) (4%)	$(76.0	) (18%)

Percent of revenues	22%	20%	20%	—	—	—	—
Fiscal 2005 vs Fiscal 2004
Operating expenses increased in the current fiscal year primarily due to:
ª	additional costs in several SG&A categories, including legal and compliance fees and additional severance costs

ª	higher R&D costs to support our commitment to develop innovative games, platforms and systems

ª	partially offset by reduced bad debt provisions required to maintain reserves, as a result of a more favorable risk profile on outstanding receivables, better collections than expected and lower domestic sales volumes
During the second quarter of fiscal 2005, we initiated several efficiency initiatives involving international operations and a regional reorganization of our North America sales and service groups. As a result, we recognized charges principally consisting of SG&A severance totaling $10.0 million in fiscal 2005.
Fiscal 2004 vs Fiscal 2003
Operating expenses for fiscal 2004 increased over fiscal 2003 primarily due to:
ª	the inclusion of Acres which added $32.2 million in operating expenses, including $10.7 million in amortization expense on acquired intangibles

ª	our ongoing investment in R&D which included our entry into central determination markets

ª	higher international selling, general and administrative expenses

ª	changes in foreign currency exchange rates
Fiscal 2004 also included approximately $8.0 million in additional operating expenses as a result of the extra week in the first quarter related to the timing of our 52/53-week accounting year.
Recoveries of Latin America receivables reduced bad debt expense in fiscal 2003.
Other Income (Expense) and Taxes

				Favorable (Unfavorable)
	2005	2004	2003	05 vs 04			04 vs 03
(In millions)
Interest income	$77.9	$59.8	$52.9		$18.1	30%		$6.9	13%
Interest expense	(58.1)	(90.5)	(116.8)		32.4	36%		26.3	23%
Loss on redemption of debt	—	(127.9)	(1.1)		127.9	*		(126.8)	*
Other	(2.3)	(2.2)	(2.3)		(0.1)	*		0.1	*

Other income (expense), net	$17.5	$(160.8)	$(67.3)

Provision for income taxes	$244.7	$223.7	$223.3		$(21.0)			$(0.4)
Tax rate	35.9%	34.2%	37.3%	(1.7	)pp		3.1	pp
Fiscal 2005 vs Fiscal 2004
Total other income (expense), net, improved in the current fiscal year as a result of losses on early debt redemption of our 2009 and 2004 senior notes totaling $127.9 million included in fiscal 2004. The prior year early debt redemption also resulted in decreased interest expense in the current fiscal year. Additionally, interest income in 2005 included $10.2 million in financing fees realized on early loan repayments.

Interest income related to our WAP systems operations totaled $36.1 million in fiscal 2005, $29.8 million in fiscal 2004 and $25.7 million in fiscal 2003. Interest expense related to our WAP systems operations totaled $31.3 million in fiscal 2005, $26.1 million in fiscal 2004 and $23.2 million in fiscal 2003.
Fiscal 2004 results included a $13.9 million reduction to the provision for income taxes primarily due to the utilization of foreign income tax credits resulting from changes in the geographic mix of annual taxable income. Excluding the $13.9 million reduction, our fiscal 2005 annual tax rate decreased to 35.9% from 36.4% in fiscal 2004. We anticipate a range of 36% to 37% for our annual tax rate in fiscal 2006, depending on the geographic mix of operating income.
Fiscal 2004 vs Fiscal 2003
Other expense, net, for fiscal 2004 increased over 2003 due to a pretax loss of $127.9 million on the early redemption of our 2009 and 2004 senior notes, partially offset by pretax interest savings of $18.8 million.
BUSINESS SEGMENT RESULTS — A Year Over Year Comparative Analysis
Operating income for each division below reflects applicable operating expenses. See Note 18 of our Consolidated Financial Statements for additional information related to our business segments.
North America Division

				Favorable (Unfavorable)
	2005	2004	2003	05 vs 04			04 vs 03
(In millions, except units, ASP & ARPU)
Total segment
Revenues	$1,878.9	$2,137.1	$1,890.1		$(258.2)	(12%)	$247.0		13%
Gross profit	972.4	1,153.2	985.3		(180.8)	(16%)	167.9		17%
Gross margin	52%	54%	52%	(2	) pp	(4%)	2	pp	4%

Operating income	$639.1	$842.9	$722.1		$(203.8)	(24%)	$120.8		17%
Operating margin	34%	39%	38%	(5	) pp	(13%)	1	pp	3%

Product sales
Machines	$456.9	$777.7	$691.5		$(320.8)	(41%)	$86.2		12%
Systems, parts and conversions	252.0	213.4	151.4		38.6	18%	62.0		41%
Total product sales	708.9	991.1	842.9		(282.2)	(28%)	148.2		18%

Gross profit	$380.3	$538.2	$422.7		(157.9)	(29%)	115.5		27%
Gross margin	54%	54%	50%		—	—	4	pp	8%

Units sold	50,500	92,500	83,900		(42,000)	(45%)	8,600		10%
ASP	$9,100	$8,400	$8,200		$700	8%	$200		2%
ARPU	14,100	10,700	10,000		3,400	32%	700		7%

Gaming operations
Revenues	$1,170.0	$1,146.0	$1,047.2		$24.0	2%	$98.8		9%
Gross profit	592.1	615.0	562.6		(22.9)	(4%)	52.4		9%
Gross margin	51%	54%	54%	(3	) pp	(6%)	—		—

Installed base units	37,300	36,400	33,200		900	2%	3,200		10%
Fiscal 2005 vs Fiscal 2004
North America machine sales were down in the current fiscal year as a result of lower replacement demand and fewer new market opportunities. The most recent replacement cycle that arose from the demand for cashless enabled gaming machines continues to slow and as a result this demand remained below fiscal 2004 levels.
Despite lower machine volumes in the current fiscal year we maintained our product sales gross margins and improved ARPUs as a result of:
ª	increased pricing realization for machines and parts

ª	a more favorable mix of systems and game theme conversions

ª	additional intellectual property revenues
We anticipate North America product sales gross profit margins to run approximately 54% to 56% in fiscal 2006, on the continued strength of stronger price realization and a favorable mix of non-machine related revenues.

Gaming operations revenues increased in the current fiscal year despite the interruption of gulf coast business activity in the wake of hurricanes Katrina and Rita. Revenue growth can be attributed to:
ª	growth in our installed base

ª	increased play levels ensuing from new game introductions and removal of lower performing units

ª	VIE consolidations included for twelve months in the current year versus six months in the prior year
The additional six months of VIE revenues of $23.2 million in the current fiscal year was offset by the extra week which contributed revenues of approximately $19.9 million in fiscal 2004.
The decrease in gaming operations gross profit in the current fiscal year was primarily due to:
ª	technological obsolescence charges, including adjustments to salvage values, related to certain gaming operations assets resulting from the transition in demand toward our newer, more innovative products

ª	the extra week which added gross profit of approximately $11.1 million in fiscal 2004

ª	partially offset by increased play levels ensuing from new game introductions and removal of lower performing units
The decline in gaming operations gross margins was also due to the consolidation of our VIEs that commenced in the third quarter of fiscal 2004 and increases in the installed base of lower yielding lease operations and CDS/Class II units.
The growth in our installed base of proprietary games was primarily related to additional placements in:
ª	casino operation markets in Alabama, California, Florida and Washington

ª	lease operation markets in New York, Rhode Island, and Delaware
While growth in our installed base is dependent on gaming industry expansion, we continually focus on strategies to improve yields, centered on managing the:
ª	types of games and jurisdictions

ª	replacement of underperforming games with higher yielding games

ª	pace of new game introductions

ª	size of initial progressive jackpots
We anticipate our North America gaming operations gross margin will fluctuate between 54% and 57% for fiscal 2006, depending on fluctuations in the:
ª	mix of systems and games placed

ª	volume of slot play and timing of jackpot hits

ª	market interest rate trends
Fiscal 2004 vs Fiscal 2003
Fiscal 2004 North America product sales revenues, ARPUs and gross profit improved over fiscal 2003 due to:
ª	increased replacement units

ª	increased higher-margin gaming systems related revenues, largely related to Acres, which added $56.0 million in revenues and $32.6 million in gross profit

ª	stronger pricing realization for machines and parts, including theme conversions and retrofits
Additionally, North America product sales gross profit and margin also increased during fiscal 2004 as a result of lower material costs coupled with operational efficiencies due to higher volumes.
Total units shipped in fiscal 2004 increased over 2003 as a result of:
ª	continued implementation of our EZ Pay™ TITO technology

ª	our extensive game theme library spanning spinning reel, video reel and video poker product lines

ª	large shipments in Nevada, Atlantic City and eastern region casinos, including 13,700 units to multiple Harrah’s properties under existing purchase agreements
These unit increases were partially offset by fewer units shipped into the Canadian provinces of Quebec and Saskatchewan.
Fiscal 2004 North America gaming operations revenues and gross profit increased over fiscal 2003 as a result of:
ª	growth in our installed base

ª	improvements in our game placement mix toward more WAP and instant winner games which carry better yields

ª	increased play levels on WAP games across the majority of the North America gaming markets, resulting from new game introductions and a more favorable jurisdictional mix

Our installed base grew in fiscal 2004 compared to fiscal 2003 as a result of:
ª	entry into several new markets including New York, Oklahoma, Alabama and Florida

ª	growth in the casino market due to placements across various Class II and Class III Native American markets

ª	additional lease operation units placed, largely related to the commencement of operations at four racetracks in New York, as well as increased placements in Rhode Island and Delaware
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
International Division

				Favorable (Unfavorable)
	2005	2004	2003	05 vs 04			04 vs 03
(In millions, except units, ASP & ARPU)
Total segment
Revenues	$500.5	$347.6	$238.0	$152.9		44%	$109.6		46%
Gross profit	218.3	166.0	109.5	52.3		32%	56.5		52%
Gross margin	44%	48%	46%	(4	)pp	(8%)	2	pp	4%

Operating income	$115.0	$81.2	$50.0	$33.8		42%	$31.2		62%
Operating margin	23%	23%	21%	—		—	2	pp	10%

Product sales
Machines	$411.0	$287.6	$197.3	$123.4		43%	$90.3		46%
Systems, parts and conversions	61.0	42.6	28.4	18.4		43%	14.2		50%
Total product sales	472.0	330.2	225.7	141.8		43%	104.5		46%

Gross profit	$196.3	$151.9	$100.4	$44.4		29%	$51.5		51%
Gross margin	42%	46%	45%	(4	)pp	(9%)	1	pp	2%

Units sold	91,400	66,700	50,900	24,700		37%	15,800		31%
ASP	$4,500	$4,300	$3,900	$200		5%	$400		10%
ARPU	5,200	5,000	4,400	200		4%	600		14%

Gaming operations
Revenues	$28.5	$17.4	$12.3	$11.1		64%	$5.1		41%
Installed base units	1,500	800	800	700		88%	—		—
Fiscal 2005 vs Fiscal 2004
Revenues and gross profit improved in the current fiscal year primarily due to:
ª	the current year success of The TerminatorTM and Winning PostTM pachisuro games in Japan, which combined sold 48,100 units versus 18,000 NobunagaTM units in the prior year

ª	strong mix of premium products and parts sales in Australia

ª	increased casino market sales in Europe and South Africa

ª	increased machine and systems sales in Latin America

ª	favorable foreign exchange

ª	increase in gaming operations installed base
The decline in product sales gross margins in the current fiscal year was primarily due to a greater volume of lower margin pachisuro games. The increase in international ARPU for the current year was predominately due to:
ª	increased price realization

ª	a more favorable mix of systems and other non-machine revenues

ª	favorable foreign exchange
The TerminatorTM, released in the first quarter of fiscal 2005, was our most successful Japan game model to date selling 29,600 units. Winning PostTM was released in the fourth quarter of 2005 and sold 18,500 units in fiscal 2005. Although our recent level of success with The TerminatorTM may or may not be repeated, this unique and cyclical market is comprised of over 1.8 million machines, of which about half are replaced annually.

Successes in Japan can contribute significantly to our gross profit and operating income, but these lower priced pachisuro games reduce gross margin. We anticipate international margins will continue to fluctuate depending upon the geographic mix of product sales.
During fiscal 2005, we established an office in Mexico with 500 initial placements of video bingo games commencing a significant breakthrough in international lease operations. We also set up an office in Macau to service anticipated growth projected in Asia over the next few years. We anticipate our international markets will continue to grow in significance over the next several years and increase their share of overall contribution.
Fiscal 2004 vs Fiscal 2003
Fiscal 2004 international product sales revenues, ARPU, gross profit and margin increased compared to fiscal 2003 primarily due to:
ª	Japan shipments of 18,000 units related to the success of NobunagaTM pachisuro game

ª	increased sales in Latin America and the European casino markets

ª	favorable foreign currency exchange rates

ª	greater mix of higher margin sales in casino markets

ª	higher conversions and parts sales in Australia
International gaming operations revenues are generated primarily from stand alone recurring revenue units. Fiscal 2004 international gaming operations revenues improved over fiscal 2003 primarily due to increased play levels on increased machine placements in Europe and Latin America and favorable foreign currency exchange rates.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from our operating activities allowing us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities. We expect that our available capital resources will be sufficient to fund our current capital expenditures and operating requirements, payments for scheduled debt, dividends, interest and income tax obligations.
Our working capital decreased to $219.6 million at September 30, 2005 from $949.7 million at September 30, 2004, primarily as the result of the classification of our Debentures to current liabilities. See Note 8 of our Consolidated Financial Statements. Our working capital statistics for fiscal 2005 compared to the prior year included:
ª	average days sales outstanding remained consistent with the prior year at 74 days

ª	inventory turns increased to 4.2 from 3.8
We estimate inventory turns will trend approximately 3.5 in fiscal 2006 depending on sales volume and game operation units placed.
Cash Flows Summary

				Favorable (Unfavorable)
Years ended September 30,	2005	2004	2003	05 vs 04	04 vs 03
(In millions)
Operations	$726.4	$623.6	$408.7	$102.8	$214.9
Investing	(215.8)	364.8	(597.5)	(580.6)	962.3
Financing	(525.6)	(1,121.7)	420.7	596.1	(1,542.4)
Cash Flows From Operations
Fluctuations in net cash flows from operations for the current fiscal year were primarily related to:
ª	additional cash used in the prior year to extend exclusive rights to licensed properties

ª	higher interest payments in the prior year on our senior notes subsequently redeemed

ª	timing of receivable collections

ª	payments to jackpot winners in excess of collections to fund jackpot liabilities

ª	lower inventory balances

ª	timing of income tax payments

Fluctuations in net cash flows from operations in fiscal 2004 over fiscal 2003 were due to:
ª	increased net income

ª	timing of receivable collections, including several customer payoffs of contract financings

ª	fiscal 2004 payments to extend exclusive rights to licensed properties

ª	fluctuations in payment timing for income taxes offset payment timing for accounts payable and accrued liabilities
Cash flows related to jackpot liabilities consist of collections to fund jackpots and payments to winners for all WAP systems. Payments to winners include both periodic and lump sum payments. Net cash flows related to jackpots represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpots reflect variations in the timing of the jackpot life cycles, the pattern of winners’ payment elections, and the volume of slot play across all of our progressive systems games. See Note 1 of our Consolidated Financial Statements for additional information on how we account for jackpot liabilities.
The consolidation of the progressive systems trust VIEs in Iowa and New Jersey also contributed to the increased cash flow volumes related to jackpot investments and liabilities in fiscal 2005 and 2004.
Cash Flows From Investing
The fluctuation in net investing cash flows in the current year was primarily attributed to:
ª	prior year proceeds of $151.5 million from the sale of discontinued OES operations

ª	less cash provided from net investment securities proceeds

ª	receipt of $46.4 million in the prior year on the Pala note acquired with Anchor

ª	additional capital expenditures
The fluctuation in net investing cash flows in fiscal 2004 versus fiscal 2003 was primarily related to:
ª	less available cash in fiscal 2004 utilized for investment securities

ª	net cash used to acquire Acres of $109.7 million

ª	additional capital expenditures

ª	receipt of $46.4 million on the Pala note acquired with Anchor
See Note 1 of our Consolidated Financial Statements for additional information related to certain prior period amounts that have been reclassified to be consistent with the presentation used in the current year, specifically with respect to auction rate securities and restricted cash. See Note 2 of our Consolidated Financial Statements for additional details related to current and prior year acquisitions.
Jackpot annuity investments relate only to periodic payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects periodic payments. Proceeds occur as the investments mature, in equal annual installments over the life of the annuity.
Capital Expenditures

				Increase (Decrease)
	2005	2004	2003	05 vs 04	04 vs 03
(In millions)
Property, plant and equipment	$48.5	$48.9	$30.8	$(0.4)	$18.1
Gaming operations equipment	170.8	132.3	88.9	38.5	43.4
Intellectual property	19.3	29.7	8.9	(10.4)	20.8

Total capital expenditures	$238.6	$210.9	$128.6	$27.7	$82.3

North America	92%	97%	96%
International	8%	3%	4%
In fiscal 2004, we began construction for our new Las Vegas campus, consolidating several leased facilities, and expansion of our Reno facility. Spending related to these two projects totaled $18.9 million in fiscal 2005 and $22.1 million in fiscal 2004. We plan to invest an additional $77.4 million over the next two years in on-going construction for Las Vegas.
Our investment in gaming operations equipment increased in the current fiscal year due to growth in our installed base and spending associated with the deployment of new products incorporating more innovative features and our new penny progressive format. Increased spending in fiscal 2004 over fiscal 2003 was due to growth in our installed base and leased units, primarily in various Class III Native American markets, as well as growing markets in New York, Alabama, Delaware and Florida. The introduction of our AVP™ in fiscal 2004 also contributed to additional costs in gaming operations equipment.
The increased investment in intellectual property in fiscal 2004 was primarily related to additional purchased patents for ongoing product development.
Cash Flows From Financing
Net financing cash flows improved in the current fiscal year primarily as a result of the prior year redemption of senior notes, partially offset by additional current year share repurchases, including our structured share repurchase, and dividends paid.
The fluctuation in net cash flows used by financing activities in fiscal 2004 compared to fiscal 2003 was primarily the result of:
ª	the early redemption of our senior notes due May 2004 and 2009

ª	three additional quarters of dividend payments in fiscal 2004

ª	proceeds of $200.0 million for a new term loan in fiscal 2004 versus the proceeds of $575.0 million from the issuance of our debentures in fiscal 2003

ª	reduced share repurchases in our fiscal 2004
Stock Repurchase Plan
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 23.1 million at September 30, 2005. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. There is no expiration date specified for this plan.
We repurchased 12.8 million shares on the open market for an aggregate price of $354.7 million in fiscal 2005, 4.1 million shares for an aggregate price of $129.7 million in fiscal 2004, and 8.4 million shares for an aggregate price of $161.3 million in fiscal 2003. We repurchased an additional 1.9 million shares from the end of fiscal 2005 through December 9, 2005 for an aggregate price of $54.6 million.
In September 2005, we prepaid $74.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares on November 15, 2005. Since our stock price was above $27.40 per share on November 15, 2005, we received $77.8 million in cash. The results of this transaction are reflected in shareholder’s equity. We may incorporate structured share repurchase transactions in the future as part of our normal share repurchase strategy.
Credit Facilities and Indebtedness (See Note 8 of our Consolidated Financial Statements)
Senior Credit Facility
IGT entered into a $1.5 billion senior credit facility (credit facility) with a syndicate of banks on July 1, 2004, replacing the previous credit facility of $260.0 million. The credit facility is structured in two components both with five year maturities:
ª	a $1.3 billion revolver, of which $4.2 million was reserved for letters of credit at the end of the current fiscal year

ª	a $200.0 million term loan, funded on July 15, 2004 in conjunction with the early redemption of our 2009 senior notes
The interest rates applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially these rates were set at LIBOR plus 60.0 basis points (bps) for both the revolver and the term loan. A facility fee of 15.0 bps applies to the entire credit facility. The effective interest rate on the term loan equaled 4.21% at September 30, 2005, and reset to 4.58% on October 18, 2005.
Financial covenants for the credit facility, as defined in the agreement, include a maximum leverage ratio of 4:1 and a minimum interest coverage ratio of 3:1. The credit facility agreement also includes certain restrictions on our ability to incur new indebtedness, issue guarantees, make acquisitions or grant liens on our assets.

Absence of compliance with required covenant ratios would cause an event of default to occur. If not cured, the default event could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, as well as trigger cross default provisions to other debt issues. We continue to be in compliance with all applicable covenants at September 30, 2005.
We plan to amend and restate our existing $1.5 billion credit facility with a $2.0 billion five-year credit facility on or before December 31, 2005. The proposed terms also include the right to accept incremental commitments increasing the revolving credit facility by up to $500.0 million. The ultimate size and our completion of the new credit facility is subject to market and customary closing conditions.
Foreign Credit Facilities
Our available foreign revolving credit facilities totaled $42.8 million at September 30, 2005 and are subject to annual renewals in January and July.
Senior Convertible Debentures
In the second quarter of fiscal 2003, we issued $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 for gross proceeds of $575.0 million. Absent a yield adjustment, the Debentures have a yield to maturity of 1.75%. Because the holders have the right to require IGT to redeem the bonds at accreted value on January 29, 2006, the debentures are classified as a current liability. IGT also has the right to call the debentures for redemption at accreted value anytime on or after January 29, 2006. If IGT calls the debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date and will have the right to convert prior to redemption.
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
FINANCIAL CONDITION

			Increase (Decrease)
September 30,	2005	2004	05 vs 04
(In millions)
Total assets	$3,864.4	$3,873.0	$(8.6)	*
Total liabilities	1,958.7	1,896.4	62.3	3%
Total stockholders’ equity	1,905.7	1,976.6	(70.9)	(4%)
Total assets remained relatively flat for the current fiscal year. Changes in total liabilities in fiscal 2005 primarily related to payment timing of accrued liabilities.
Total stockholders equity decreased during fiscal 2005 predominantly as the result of:
ª	increased share repurchases

ª	dividends declared

ª	partially offset by net income and proceeds from employee stock plans

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
Contractual Obligations and Commitments
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2005 with the expected effect on our future liquidity and cash flows.

	2006	2007	2008	2009	2010	Thereafter	Total
(In millions)
Senior Credit Facility	$8.8	$—	$—	$200.0	$—	$—	$208.8
Credit Facility interest	10.6	10.8	10.9	5.3	—	—	37.6
Letters of credit	4.2	—	—	—	—	—	4.2
Debentures, net	602.2	—	—	—	—	—	602.2
Previous winner payments	77.5	65.0	62.3	61.7	60.7	440.1	767.3
Future winner payments	135.1	12.0	1.6	1.6	1.6	24.4	176.3
Licenses, royalties & IP rights	9.6	15.2	1.8	0.6	0.3	1.8	29.3
Community reinvestment	1.9	1.5	1.1	—	—	—	4.5
Marketing agreements	3.8	—	—	—	—	—	3.8
Construction commitments	50.8	26.6	—	—	—	—	77.4
Operating leases	11.6	6.8	3.4	2.0	1.4	0.4	25.6
Open purchase orders	136.5	1.0	1.0	—	—	—	138.5
Unfunded loans	11.8	—	—	—	—	—	11.8

Totals	$1,064.4	$138.9	$82.1	$271.2	$64.0	$466.7	$2,087.3

Our credit facility represents the principal amount due at maturity. Credit facility interest resets quarterly and is estimated using current rates. Our letters of credit are issued under our credit facility line of credit to insure our payment to certain vendors and governmental agencies.
The Debentures are presented net of unamortized discount at September 30, 2005. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value, plus accrued and unpaid cash interest, if any, on January 29, 2006, 2008, 2013, 2018, 2023 and 2028. The accreted value will be $605.6 million at January 29, 2006, $627.1 million at January 29, 2008, and $969.8 million at maturity on January 29, 2033. See Note 8 of our Consolidated Financial Statements for additional information related to long-term debt.
Winner payments represent the gross amounts due for jackpots. The timing and amount of expected future winner payments are estimated based on historical patterns of winners’ lump sum payment elections. We maintain cash and investments at sufficient levels to fund our jackpot liabilities and winner payments. See Notes 1 and 10 of our Consolidated Financial Statements for additional information related to jackpot liabilities.
Unconditional amounts payable for licenses, royalties, intellectual property and community reinvestments were recorded as liabilities at September 30, 2005. Royalties contingent on future game sales or placements are not included in the table above. Construction commitments relate to construction projects for Las Vegas. See Note 9 of our Consolidated Financial Statements for additional information regarding operating leases.
Unfunded loans represent amounts available under development financing arrangements with select customers to finance new or expanding gaming facilities. See Note 1 of our Consolidated Financial Statements for additional information regarding facility notes.

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
Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currency of our operations. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.
Hedging
At September 30, 2005, our net foreign currency exposure of $138.8 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $127.2 million in forward currency contracts. Our net foreign currency exposure of $53.1 million relative to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $43.8 million in forward contracts at September 30, 2004.
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
Translation
As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included the Australian dollar, the British pound, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $5.0 million at September 30, 2005 versus $1.6 million at September 30, 2004. This increase is largely related to the acquisition of WagerWorks, Inc. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.
Interest Rate Risk
We estimate interest rate risk as the potential change in the fair value of our debt or earnings resulting from a hypothetical 100 bps adverse change in interest rates.
Costs to fund jackpot liabilities
Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit by approximately $24.2 million in fiscal year 2005 and $26.4 million in fiscal 2004. We do not currently manage this exposure with derivative financial instruments.
Convertible Debentures Price Risk
The fair value of our debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would have decreased the fair value of our convertible debentures by approximately $12.9 million at September 30, 2005. Assuming a constant stock price, we estimate a 100 bps increase in interest rates would have decreased the fair value of our convertible debentures by $1.5 million at September 30, 2005. See Note 8 of our Consolidated Financial Statements for additional information regarding certain put and call rights that will become effective of January 29, 2006.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of International Game Technology:
We have audited the accompanying consolidated balance sheets of International Game Technology and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended September 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Reno, Nevada
December 12, 2005

CONSOLIDATED INCOME STATEMENTS

Years ended September 30,	2005	2004	2003
(In millions, except per share amounts)
Revenues
Product sales	$1,180.9	$1,321.3	$1,068.6
Gaming operations	1,198.5	1,163.4	1,059.5

Total revenues	2,379.4	2,484.7	2,128.1

Costs and operating expenses
Cost of product sales	604.3	631.2	545.5
Cost of gaming operations	584.4	534.3	487.8
Selling, general and administrative	318.6	293.1	272.7
Depreciation and amortization	69.9	64.3	46.7
Research and development	138.4	129.3	94.9
Provision for bad debts	0.1	18.2	14.6

Total costs and operating expenses	1,715.7	1,670.4	1,462.2

Operating income	663.7	814.3	665.9

Other income (expense)
Interest income	77.9	59.8	52.9
Interest expense	(58.1)	(90.5)	(116.8)
Loss on debt redemption	—	(127.9)	(1.1)
Other	(2.3)	(2.2)	(2.3)

Total other income (expense)	17.5	(160.8)	(67.3)

Income from continuing operations before tax	681.2	653.5	598.6
Provision for income taxes	244.7	223.7	223.3

Income from continuing operations	436.5	429.8	375.3
Discontinued operations, net of tax of $35.3 and $9.3	—	58.9	15.4

Net income	$436.5	$488.7	$390.7

Basic earnings per share
Continuing operations	$1.27	$1.24	$1.09
Discontinued operations	—	0.17	0.05

Net income	$1.27	$1.41	$1.14

Diluted earnings per share
Continuing operations	$1.20	$1.17	$1.04
Discontinued operations	—	0.15	0.04

Net income	$1.20	$1.32	$1.08

Cash dividends declared per share	$0.485	$0.420	$0.175

Weighted average shares outstanding
Basic	343.7	346.8	344.0
Diluted	370.2	376.3	366.7
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

September 30,	2005	2004
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$288.9	$307.0
Investment securities, at market value	268.3	317.0
Restricted cash and investments	130.9	142.7
Accounts receivable, net of allowances for doubtful accounts of $20.4 and $26.1	327.8	359.7
Current maturities of notes and contracts receivable, net	98.2	55.2
Inventories	142.3	165.6
Jackpot annuity investments	52.2	50.2
Deferred income taxes	50.0	35.9
Prepaid expenses and other	78.6	76.4

Total current assets	1,437.2	1,509.7

Notes and contracts receivable, net	49.3	87.3
Property, plant and equipment, net	385.2	329.1
Jackpot annuity investments	469.4	468.2
Deferred income taxes	43.2	49.1
Intangible assets, net	286.3	258.2
Goodwill, net	1,090.9	1,035.6
Other assets	102.9	135.8

	$3,864.4	$3,873.0

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$611.0	$0.1
Accounts payable	96.7	85.7
Jackpot liabilities	203.9	209.2
Accrued employee benefit plan liabilities	60.2	59.1
Dividends payable	42.6	41.5
Accrued interest	4.8	3.8
Accrued income taxes	14.5	7.5
Other accrued liabilities	183.9	153.1

Total current liabilities	1,217.6	560.0
Notes payable, net of current maturities	200.0	791.8
Non-current jackpot liabilities	501.9	510.1
Other liabilities	39.2	34.5

	1,958.7	1,896.4

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280 shares authorized; 712.8 and 708.0 shares issued	0.1	0.1
Additional paid-in capital	1,623.6	1,607.7
Treasury stock at cost: 374.6 and 361.9 shares	(2,176.9)	(1,821.8)
Deferred compensation	(11.4)	(11.8)
Retained earnings	2,471.1	2,201.4
Accumulated other comprehensive income (loss)	(0.8)	1.0

	1,905.7	1,976.6

	$3,864.4	$3,873.0

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

Years ended September 30,	2005	2004	2003
(In millions)
Operations
Net Income	$436.5	$488.7	$390.7
Adjustments:
Depreciation, amortization, and asset charges	222.2	149.8	134.0
Debt discounts and deferred offering costs	16.6	17.8	12.7
Stock-based compensation	3.7	2.0	4.4
Provision for bad debts	0.1	18.2	14.6
Provision for inventory obsolescence	17.9	10.0	15.7
(Gain) loss on assets sold	(0.1)	0.2	0.3
Loss on debt redemption	—	127.9	1.1
(Gain) loss on sale of discontinued operations	—	(90.8)	13.9
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations:
Receivables	3.9	21.9	(105.4)
Inventories	(10.2)	(22.9)	(21.6)
Accounts payable and accrued liabilities	27.6	(30.7)	18.5
Jackpot liabilities	(41.0)	(28.6)	(29.6)
Income taxes, net of employee stock plans	25.2	39.6	(20.1)
Other current assets	(5.3)	(30.9)	10.3
Other non-current assets	29.3	(48.6)	(30.8)

Net cash from operations	726.4	623.6	408.7

Investing
Capital expenditures	(238.6)	(210.9)	(128.6)
Restricted cash	11.4	4.6	11.2
Investment securities, proceeds (purchases), net	49.7	458.5	(667.9)
Jackpot annuity investments, net	28.1	26.6	17.9
Loans receivable cash advanced	(3.9)	(24.3)	(11.3)
Loans receivable payments received	26.6	62.2	25.7
Proceeds from assets sold	1.5	6.3	0.4
Proceeds from discontinued operations sold	—	151.5	155.1
Acquisitions	(90.6)	(109.7)	—

Net cash from investing	(215.8)	364.8	(597.5)

Financing
Debt repayments	(31.9)	(982.6)	(5.3)
Debt proceeds	41.3	197.5	565.0
Debt redemption premium	—	(120.2)	(1.0)
Employee stock plan proceeds	59.5	52.3	49.1
Dividends paid	(165.8)	(138.9)	(25.8)
Share repurchases	(354.7)	(129.8)	(161.3)
Structured share repurchase	(74.0)	—	—

Net cash from financing	(525.6)	(1,121.7)	420.7

Foreign exchange rates effect on cash	(3.1)	(0.1)	(3.7)

Net change in cash and equivalents	(18.1)	(133.4)	228.2
Beginning cash and equivalents	307.0	440.4	212.2

Ending cash and equivalents	$288.9	$307.0	$440.4

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization, and asset charges reflected in the cash flows statements includes the amounts presented separately on the income statements, plus amounts classified as a component of cost of product sales and cost of gaming operations.

Years ended September 30,	2005	2004	2003
(In millions)
Investment securities
Purchases	$(656.0)	$(1,529.0)	$(1,591.8)
Proceeds from sales	705.7	1,987.5	923.9

Net proceeds (purchases)	$49.7	$458.5	$(667.9)

Jackpot funding
Collections to fund jackpots	$242.1	$279.9	$257.8
Payments to winners	(283.1)	(308.5)	(287.4)

Net change in jackpot liabilities	(41.0)	(28.6)	(29.6)

Jackpot annuity purchases	(32.2)	(25.1)	(21.7)
Jackpot annuity proceeds	60.3	51.7	39.6

Net change in jackpot annuity investments	28.1	26.6	17.9

Net jackpot funding cash flows	$(12.9)	$(2.0)	$(11.7)

Capital expenditures
Property, plant and equipment	$(48.5)	$(48.9)	$(30.8)
Gaming operations equipment	(170.8)	(132.3)	(88.9)
Intellectual property	(19.3)	(29.7)	(8.9)

Total capital expenditures	$(238.6)	$(210.9)	$(128.6)

Payments
Interest	$9.7	$73.9	$81.1
Income taxes	218.2	228.0	250.2

Non-cash investing and financing items:
Tax benefit of employee stock plans	26.6	15.0	28.3
Treasury stock acquired for stock awards exercised or forfeited	0.4	0.1	0.2
Capital expenditure accruals	11.5	—	—

Acquisitions
Fair value of assets	102.3	149.9	(1.9)
Fair value of liabilities	11.7	40.2	1.9

Initial VIE consolidations
Fair value of assets	—	185.2	—
Fair value of liabilities	—	185.2	—
See accompanying notes.

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

Years ended September 30,	2005	2004	2003
(In millions)
Common stock
Shares
Beginning Balance	708.0	703.3	696.7
Employee stock plans	4.8	4.7	6.6

Ending Balance	712.8	708.0	703.3

Ending Balance	$0.1	$0.1	$0.1

Additional paid-in capital
Beginning balance	$1,607.7	$1,537.1	$1,451.4
Employee stock plans shares issued	59.6	52.3	49.3
Tax benefit of employee stock plans	26.6	15.0	28.3
Stock-based compensation	3.7	3.3	8.1
Structured share repurchase	(74.0)	—	—

Ending balance	$1,623.6	$1,607.7	$1,537.1

Treasury stock
Beginning balance	$(1,821.8)	$(1,691.9)	$(1,530.4)
Treasury shares acquired	(355.1)	(129.9)	(161.5)

Ending balance	$(2,176.9)	$(1,821.8)	$(1,691.9)

Deferred stock-based compensation
Beginning balance	$(11.8)	$(12.6)	$(10.7)
Stock-based compensation	0.4	0.8	(1.9)

Ending balance	$(11.4)	$(11.8)	$(12.6)

Retained earnings
Beginning balance	$2,201.4	$1,858.6	$1,528.3
Dividends declared	(166.8)	(145.9)	(60.4)
Net income	436.5	488.7	390.7

Ending balance	$2,471.1	$2,201.4	$1,858.6

Accumulated other comprehensive income (loss)
Beginning balance	$1.0	$(3.7)	$(5.4)
Other comprehensive income	(1.8)	4.7	1.7

Ending balance	$(0.8)	$1.0	$(3.7)

Comprehensive income (loss)
Net income	$436.5	$488.7	$390.7
Other comprehensive income (loss)	(1.8)	4.7	1.7

Total comprehensive income	$434.7	$493.4	$392.4

See accompanying notes.

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
Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Consistent with this practice, the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003 are all presented as ended on September 30 of the relevant year. The results of operations for fiscal 2005 and 2003 contain 52 weeks versus 53 weeks in fiscal 2004.
Certain prior period amounts have been reclassified to be consistent with the presentation used in the current fiscal year, specifically with respect to the presentation of restricted cash, and auction rate securities in our balance sheets and cash flows statements.
Use of Estimates
Our consolidated financial statements have been prepared in conformity with US GAAP. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, revenue recognition, product returns, bad debts, inventory obsolescence, investments, long-lived assets, jackpot liabilities, prepaid and deferred royalties, income taxes, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.
Revenue Recognition
We recognize revenue when all of the following have been satisfied:
ª persuasive evidence of an arrangement exists

ª the price to the customer is fixed and determinable

ª delivery has occurred and any acceptance terms have been fulfilled

ª no significant contractual obligations remain

ª collection is reasonably assured
Product Sales
Our product sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, intellectual property royalty and license fees, equipment and services. Revenues are reported net of incentive rebates or discounts. Revenues related to customized R&D contracts are recognized as the related work is delivered. We recognize license fee revenues from business affiliates over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.
Our sales credit terms are predominately 90 days or less. In certain jurisdictions and in limited circumstances, we may extend credit terms up to two years. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to three years with interest recognized at prevailing rates.

For sales arrangements with multiple deliverables, we apply the guidance from SOP 97-2, Software Revenue Recognition, as amended, and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Deliverables are divided into separate units of accounting if:
ª each item has value to the customer on a stand alone basis

ª we have objective and reliable evidence of the fair value of the undelivered items

ª delivery of any undelivered item is considered probable and substantially in our control
The majority of our multiple element contracts are for some combination of machines, systems software, license fees and maintenance. The contracts separately state pricing for each deliverable based on our standard price list (the price charged for the deliverable when it is sold separately) less a specified discount. The terms of performance, cancellation, termination, or refund provisions in our multiple element contracts are similar to those in a contract or sales order for an individual stand alone deliverable. Each deliverable is accompanied by a fully executed sales order signed by the customer and revenues are recognized when delivery has occurred.
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
Gaming Operations
Gaming operations revenues are generated from providing customers with our proprietary gaming products, services, and/or intellectual properties under a variety of recurring revenue arrangements, including:
ª WAP systems

ª central determination systems

ª stand alone participation and flat fee

ª equipment leasing and rental

ª online gaming solutions
WAP systems entail a configuration of numerous electronically linked slot machines located in multiple casino properties, connecting to an IGT central computer system via a network of communications equipment. WAP systems games differ from stand alone units in that they build a progressive jackpot with every wager until a player hits the top award winning combination. WAP contribution revenues are recognized based on a percentage of coin-in generated by the game. Participating casinos pay a percentage of the coin-in either directly to IGT or a trust for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding.
Unlike WAP systems where the game outcome is determined within the slot machine itself, central determination systems determine and deliver game outcomes to the linked machines. CDS, stand alone, and other equipment leasing or rentals are recognized based on our participation percentage of the net win or on a flat fee basis with the passage of time.
Online gaming solutions encompass online casino gaming software and content licensing, as well as back office operational support services. All online gaming solutions are provided under revenue sharing arrangements based on net gaming revenues.
WAP Trust VIE Consolidations
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

As a result of the issuance of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, we were required to consolidate the progressive trusts as of March 31, 2004. Prior to consolidation, we recognized revenues from the trusts based on the contractual fee arrangements. Consolidated trust assets equal liabilities and relate primarily to jackpot funding. These VIE consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income. Consolidated trust VIE assets totaled $165.3 million at September 30, 2005 and $186.6 at September 30, 2004. Trust VIE consolidations contributed revenues of $44.2 million in fiscal 2005 and $23.8 million during the last half of fiscal 2004.
NJ gaming regulation changes permit IGT the opportunity to maintain direct responsibility for progressive jackpot system operations, including the funding of future winner payments held under the control of a separate trust administrator. Effective November 2005, IGT assumed responsibility for future winner payments. The existing NJ trusts will continue the administration of past winner payments and relieve IGT of any related obligations. With this change, we will no longer be required to consolidate approximately $129 million in assets and liabilities of the existing NJ trusts related to past winners. We anticipate no material impact to future consolidated gaming operations revenues or expenses as a result of this deconsolidation.
Pro forma Stock Based Compensation Expense
As permitted by SFAS 123, Accounting for Stock Based Compensation, we continued through fiscal 2005 to account for stock based compensation plans in accordance with APB 25, Accounting for Stock Issued to Employees, which determines the compensation cost of stock options issued for non-variable plans like ours as the difference between the quoted market value at the measurement date and the amount, if any, required to be paid by employees. Our stock based compensation plans are predominantly plans where the option price is equal to or greater than the stock price would be in an offer to all shareholders and therefore, no compensation cost is recorded. We do record stock-based compensation for the intrinsic value of restricted stock awards and when terms of outstanding unvested options are modified or converted in an acquisition.
The following pro forma financial information reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation costs that would have been recorded had the SFAS 123 fair value method been applied to all awards granted, modified, or settled since the beginning of fiscal 1996, using a Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. The fiscal 2005 pro forma stock compensation includes the recapture of approximately $3.3 million after-tax of previously recognized expense related to unvested options forfeited by retiring key executives.

Years ended September 30,	2005	2004	2003
(In millions, except per share amounts and assumptions)
Reported net income	$436.5	$488.7	$390.7
Reported stock compensation, net of tax	2.3	1.3	2.7
Pro forma stock compensation, net of tax	(23.8)	(27.7)	(21.3)

Pro forma net income	415.0	462.3	372.1
After-tax interest expense on convertible debentures	9.5	9.3	6.0

Pro forma diluted EPS numerator	$424.5	$471.6	$378.1

Basic EPS
As reported	$1.27	$1.41	$1.14
Pro forma	1.21	1.33	1.08

Diluted EPS
As reported	$1.20	$1.32	$1.08
Pro forma	1.15	1.25	1.03

Options weighted average grant date fair value
Per share granted	$7.95	$7.11	$5.72

Assumptions:
Interest rates	3.42%	2.61%	1.79%
Dividend yields	1.57%	1.14%	0.24%
Expected volatility	0.34	0.29	0.38
Expected life (years)	3.52	3.08	3.18

Advertising Costs
IGT expenses advertising costs as incurred, except long term outdoor billboards that are capitalized and amortized over the contract life. Advertising expenses totaled $19.5 million in fiscal 2005, $19.4 million in fiscal 2004 and $19.7 million in fiscal 2003.
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
Cash and Equivalents
Cash and equivalents consist primarily of deposits held at major banks, commercial paper, and other money market securities with original maturities of 90 days or less.
Restricted Cash and Investments
We are required by gaming regulations to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to progressive systems jackpot winners. The restricted amounts (comprised of cash and short-term investments) are based primarily on the levels of the progressive systems’ primary jackpot meters (those displayed to slot players) and vary by jurisdiction. Compliance with restricted cash requirements is reported to the gaming authorities in various jurisdictions.
Restricted cash of $78.4 million and investments of $64.3 million at September 2004 are now presented separately. The net change in restricted cash is currently reflected as an increase in investing cash flows rather than as a component of net change in cash on the cash flows statements as previously presented.
Restricted cash provided from our initial VIE consolidations in fiscal 2004 was also reclassified, reducing investing cash flows and net change in cash by $47.5 million, and included in supplemental disclosures for non-cash fair value of assets. These reclassifications had no impact on operating cash flows.
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
In the second quarter of fiscal 2005, we determined it appropriate to classify our ARS as short-term investments. Although ARS have an underlying long-term maturity, they are traded and interest rates reset through a modified Dutch auction at predetermined short-term intervals, usually 7, 28, or 35 days. We previously classified ARS as cash equivalents based on the period from purchase to first auction date.
We reclassified ARS totaling $379.7 million (including restricted amount of $64.3 million) at September 30, 2004 from cash equivalents to short-term investments. Additionally, we reclassified ARS purchases of $1.5 billion and proceeds of $2.0 billion in fiscal 2004, increasing investing cash flows, as well as net change in cash and equivalents, by $456.0 million. In fiscal 2003, we reclassified ARS purchases of $1.6 billion and proceeds of $913.9 million, decreasing investing cash flows by $677.9 million. During fiscal 2005, ARS purchases totaled $656.0 million, proceeds totaled $705.7 million, and the ending balance totaled $330.0 million (including restricted amount of $63.1 million). These reclassifications had no impact on operating cash flows.
Receivables
The carrying amount reflected in our consolidated balance sheet for receivables approximates fair value.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts on our accounts, notes and contracts receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. We also evaluate specifically reserved notes for placement on non-interest-accrual status.

Equipment Financing Contracts
IGT grants extended payment terms to qualifying customers under contracts of sale. These contracts are generally for terms of one to five years, with interest recognized at prevailing rates, and secured by the related equipment sold.
Facility Notes
IGT provides development financing loans to select customers for new or expanding gaming facilities, generally under terms of one to ten years with interest at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its floor space for the placement of IGT proprietary games, which may be reduced if the machines do not meet certain performance standards. These agreements may call for IGT to receive a portion of the net win on these proprietary games as repayment for some or all of the amounts financed. Unfunded development financing loans totaled $11.8 million at September 30, 2005.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

September 30,	2005	2004
(In millions)
Raw materials	$69.8	$84.5
Work-in-process	4.6	4.5
Finished goods	67.9	76.6

Total inventories	$142.3	$165.6

Jackpot Annuity Investments
These investments represent discounted qualifying US treasury or agency securities purchased and held to maturity to fund annual jackpot payments due previous winners. We have both the intent and ability to hold these investments to maturity and, therefore, classify them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for interest accretion over the term of the security. Many jurisdictions require regulatory approval for liquidation of these annuity investments.
Property, Plant and Equipment
We depreciate our property, plant and equipment down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Disposal gains or losses are included in other income and expense, except for charges related to gaming operations equipment which are recorded to cost of gaming operations.

			Useful lives
September 30,	2005	2004	in years
(In millions)
Land	$20.7	$20.0
Buildings	102.4	90.0	30-40
Gaming operations equipment	483.2	392.0	1-3
Manufacturing machinery and equipment	220.1	206.5	2-15
Leasehold improvements	10.5	8.1	lease term
Construction in process	39.3	25.8

Total	876.2	742.4
Less accumulated depreciation	(491.0)	(413.3)

Property, plant and equipment, net	$385.2	$329.1

CIP included $25.1 million at September 30, 2005 and $22.1 million at September 2004 related to new facilities under construction in Las Vegas and Reno. Capitalized interest relative to these projects totaled $0.9 million at September 30, 2005. We reclassified $18.9 million of CIP for the Reno expansion to buildings and equipment when it was placed in service during fiscal 2005. Estimated costs to complete projects under construction totaled approximately $77.4 million at September 30, 2005.
Intangible Assets and Goodwill
We amortize our finite lived intangible assets to reflect the pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues over one to 18 years. We determine amortization periods generally reflecting useful lives and the cash flow streams associated with them. When the pattern in which economic benefit of asset consumption is undeterminable, we amortize using the straight-line method.

We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. See Note 7.
We evaluate the carrying value of our intangible assets and goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets, and is recognized as a component of income from operations. We recognized no material impairment in fiscal 2005, 2004 or 2003.
Other Assets
Other assets are primarily comprised of prepaid or deferred royalty costs, deferred debt offering costs, and refundable deposits.
Royalties
We pay royalty and license fees for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. We have classified prepaid and deferred royalty costs as current and non-current assets based on the period of expected consumption related to projected revenues. We amortize prepaid and deferred royalties to cost of product sales or cost of gaming operations over the estimated period of expected consumption based on forecasted sales and placement schedules. If a pattern cannot be reliably determined, we use the straight-line method over the contract life. We also contract with certain parties for intellectual property rights where future payments are contingent upon revenues generated.
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
Deferred Income Taxes
We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. We determine the net current and non-current deferred tax assets or liabilities separately for federal, state, and foreign jurisdictions.
Derivatives
We recognize all derivatives as either assets or liabilities at the fair value of the instruments. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program is to minimize the impact to our earnings resulting from exchange rate changes. The counter parties to our agreements are major commercial banks and we expect losses related to credit risk will be remote. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.
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
Interest Rate Management
We have used interest rate swap agreements to strategically diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each interest rate swap agreement was matched with all or a portion of the then outstanding principal balance and remaining term of a specific debt obligation. The agreements involved the exchange of fixed interest rates for variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change was accrued and recognized as an adjustment of interest expense related to the debt. Our interest rate swap agreements qualified for the short cut method of accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, allowing for an assumption of no ineffectiveness in the hedging relationship. We recorded an asset or liability for the change in the fair value of the swap instruments, with an offsetting adjustment to the carrying value of the related debt. We had no interest rate swaps outstanding at September 30, 2005.

Jackpot Liabilities and Expense
WAP systems jackpots are generally payable in equal installments over a 20 to 26 year period or immediately in the case of our instant win progressive jackpots. Winners may elect to receive a lump sum payment for the present value of the jackpot discounted at applicable interest rates in lieu of periodic annual installments. Discount rates eligible for use in the lump sum payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.
Jackpot liabilities are comprised of payments due previous winners, as well as amounts due future winners of progressive jackpots not yet won. Previous winner liabilities for periodic payments are carried at the amortized cost of the jackpot annuity investments used to fund future periodic payments. Liabilities due future winners are carried at the present value of the amount carried on progressive jackpot meters for jackpots not yet won. Jackpot expense for the cost to fund jackpots is subject to changes in the discount or interest rate used to present value progressive jackpot liabilities due future winners.
We estimate the present value of progressive jackpot liabilities due future winners using current market prime, treasury, or agency rates weighted with historical lump sum payout election ratios. The most recent historical patterns indicate that approximately 85% of winners will elect the lump sum payment option. Additionally, we estimate current liabilities for jackpots not yet won based on our historical experience with winner payment elections, in conjunction with the theoretical projected number of jackpots expected to hit within one year.
WAP Systems Interest
Interest income accretion on jackpot annuity investments used to fund periodic payments is offset by interest expense accretion for the accompanying jackpot liabilities for payments due previous winners. The interest income and expense accrete at approximately the same rate and vary depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems interest expense totaled $31.3 million in fiscal 2005, $26.1 million in 2004, and $23.2 million in 2003.
We also hold a significant amount of cash and short-term investments related to our WAP operations on which we earn interest income.
Other Liabilities
Other liabilities are primarily comprised of accrued unconditional minimum license and royalty arrangements, deferred compensation, minority interest, and customer deposits.
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
Hurricane Damages
We suffered damages and losses to our US gulf coast operations in the wake of hurricanes Katrina in August 2005 and Rita in September 2005, affecting:
ª	1,800 gaming operations machines (700 destroyed or rendered inoperable and 1,100 temporarily shutdown)

ª	two WAP monitoring rooms rendered temporarily non-operational until reestablished at an alternative site

ª	100 employees

ª	500 machine sales orders pending delivery

ª	three AdvantageTM Systems installations canceled or delayed
As a result, we recorded $5.5 million pre-tax of hurricane related expenses in September 2005, including $2.8 million for the carrying value of assets destroyed, net of minimum insurance recoveries, $1.7 million in other operating costs, and $1.0 million for disaster relief programs.
No determination has been made as to the total amount or timing of insurance payments. We carry comprehensive business interruption and property damage insurance. We are working closely with our insurance carriers, claims adjustors, and consultants to ascertain the full amount of insurance proceeds due to IGT as a result of the damages and losses suffered in the hurricanes. Business interruption insurance recoveries for lost earnings and any property insurance reimbursements over book value will be recorded when realized and all contingencies have been resolved, which may result in future period fluctuations affecting comparability.

Recently Issued Accounting Standards
FSP FAS13-1
In October 2005, the FASB issued final FSP FAS13-1, Accounting for Rental Costs Incurred during a Construction Period, stipulating that rental costs associated with operating leases should be: (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to guidance in FAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, which will be IGT’s second quarter of fiscal 2006. We have no current application for this statement and anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this FSP.
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
SFAS 154
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting charges and corrections of errors made in fiscal years beginning after December 15, 2005, which will be IGT’s fiscal year 2007. The adoption of this statement may impact our future results of operations, financial position or cash flows.
FIN 47
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005, which will be IGT’s fiscal year 2006. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this interpretation.
SFAS 109-1
In December 2004, the FASB issued SFAS 109-1, Applications of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. SFAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. This statement was effective immediately. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.
SFAS 109-2
In December 2004, the FASB issued SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. SFAS 109-2 allows enterprises time beyond the financial reporting period of enactment to evaluate the effect on plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. This statement was effective upon issue. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.
EITF 04-8
In December 2004, the FASB issued and we adopted EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger had occurred. Resulting restatements reduced diluted EPS from continuing operations by approximately $0.01 in each of the last three quarters of fiscal 2003 and the first quarter of fiscal 2004.

SFAS 123R and SAB 107
In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, replacing SFAS 123, Accounting for Stock-Based Compensation, and superseding APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R will be effective for the first annual reporting period that begins after June 15, 2005, which will be IGT’s first quarter of fiscal 2006. We currently expect to continue using the Black-Scholes valuation model and restate comparative prior period earnings under the modified retrospective method. We estimate the adoption of SFAS123R will reduce earnings consistent with our ‘Pro forma Stock Based Compensation Expense’ disclosures above.
In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation will impact our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses.
SFAS 153
In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, amending APB 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which was IGT’s fourth quarter of fiscal 2005. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.
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

2.	Acquisitions, Divestitures and Discontinued Operations
Acquisitions
We have not provided pro forma financial information for the following acquisitions, as they were not material to our consolidated results.
WagerWorks
On August 25, 2005, we completed the acquisition of WagerWorks, a provider of internet gaming technology, content and services. We anticipate this business combination will enable us to expand the distribution of IGT game content across new channels and mediums, including internet, mobile devices, and interactive television.
As the business valuation is not yet complete and the final consideration amount is subject to a working capital adjustment, the purchase price allocation is preliminary. As of September 30, 2005, we allocated the aggregate purchase price of $88.1 million to:
ª	tangible assets of $5.9 million, including $2.2 million in cash

ª	liabilities of $10.5 million

ª	identifiable intangibles of $34.8 million, including $10.0 million in patents, $11.6 million in contracts, and $13.2 million in developed technology

ª	$1.3 million of in-process R&D with no future alternative use charged immediately to expense

ª	$56.6 million in goodwill not deductible for tax purposes
Friendly Matrix
On December 16, 2004, IGT acquired substantially all the assets of Friendly Matrix, including several products we anticipate will enhance our IGT Advantage™ systems functionality. The total purchase consideration of $1.6 million was allocated primarily to developed technology.

Hi-Tech
On December 31, 2004, IGT acquired substantially all the assets of Hi-Tech, our former distributor of gaming equipment and services in Canada. This asset acquisition is allowing us to further develop our Canadian customer relationships, integrating Hi-Tech’s employees with IGT’s resources. The total purchase consideration of $10.3 million was allocated to accounts receivable, inventories, as well as contract and customer relationship intangibles of $4.6 million.
Acres
On October 27, 2003, we completed the acquisition of Acres, specializing in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty. This business combination enabled us to utilize the Acres gaming systems technology in developing more integrated gaming systems products, and increased our competitive marketing capacity. The aggregate purchase price of $134.0 million was allocated to net tangible assets of $9.7 million, identifiable intangibles and non-deductible goodwill of $122.5 million, and in-process R&D of $1.8 million charged immediately to expense.
Divestitures and Discontinued Operations
Subsequent to the completion of the Anchor acquisition on December 30, 2001, we divested certain acquired operations inconsistent with IGT’s core business strategy. They were reclassified as discontinued operations and assets held for sale for all periods presented. We ceased depreciation and amortization for discontinued operations upon committing to the divestiture plans.
ª	During fiscal 2003, the assets of the Anchor Coin Nevada slot route operations were sold for $60.5 million and two Colorado casinos were sold for $82.3 million, for a collective after-tax gain of $184,000.

ª	In September 2003, we sold the United Tote (UT) pari-mutuel wagering business for $12.3 million, recording an after-tax loss on sale of $8.9 million.

ª	IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc. were sold in November 2003 for $151.5 million, resulting in an after-tax gain of $56.8 million.
The results of our discontinued operations are summarized below:

Years ended September 30,	2004	2003
(In millions)
Net revenue	$13.6	$226.3

Income before tax	$3.4	$38.6
Provision for income taxes	(1.2)	(14.4)

Income, net of tax	2.2	24.2

Gain (loss) on sale before tax	90.8	(13.9)
Benefit (provision) for income taxes	(34.1)	5.1

Gain (loss) on sale, net of tax	56.7	(8.8)

Discontinued operations, net of tax	$58.9	$15.4

3.	Investment Securities
Our portfolio of investment securities is available for sale and comprised primarily of ARS. See Note 1 regarding prior year ARS reclassifications. Our portfolio included restricted ARS of $63.1 million and $64.3 million, as well as equity securities at cost of $1.2 million and $1.3 million, as of September 30, 2005 and 2004, respectively.

	Net	Gross Unrealized		Market
September 30,	Cost	Gains	Losses	Value
(In millions)
2005	$331.2	$.2	$—	$331.4

2004	$381.0	$.3	$—	$381.3

We buy and sell ARS regularly as a means of effective cash management. Proceeds from the sales of investment securities, primarily ARS, totaled $705.7 million in fiscal 2005, $2.0 billion in 2004, and $923.9 million in 2003. We recorded no gains or losses during these years.

4.	Jackpot Annuity Investments

	Book	Gross Unrealized		Market
September 30,	Value	Gains	Losses	Value
(In millions)
2005	$521.6	$46.1	$(2.8)	$564.9

2004	$518.4	$63.9	$(3.6)	$578.7

Future maturities of these securities through 2030, including the accreted interest at maturity, totaled:

	Within	2-5	6-10
September 30,	1 year	years	years	Thereafter	Total
(In millions)
2005	$62.5	$290.2	$244.1	$154.3	$751.1

5.	Notes and Contracts Receivable
Our notes and contracts receivable are presented net of unearned interest income and deferred loan fees totaling $4.0 million at September 30, 2005 and $3.3 million at September 30, 2004, and net of allowances for doubtful accounts below.

September 30,	2005	2004
(In millions)
Notes allowance
Current	$1.9	$1.4
Non-current	7.1	6.4

	$9.0	$7.8

Contracts allowance
Current	$25.7	$22.5
Non-current	8.1	12.1

	$33.8	$34.6

Total allowance
Current	$27.6	$23.9
Non-current	15.2	18.5

	$42.8	$42.4

Estimated future collections of notes and contracts, net, as of September 30, 2005:

Fiscal Year	Notes	Contracts	Total
(in millions)
2006	$28.4	$69.8	$98.2
2007	1.4	25.7	27.1
2008	.6	11.5	12.1
2009	.2	4.1	4.3
2010	1.0	2.5	3.5
Thereafter	1.3	1.0	2.3

	$32.9	$114.6	$147.5

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
We place short-term investments in high credit quality financial institutions or in short duration high quality securities. With the exception of US Government and Agency securities, our investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment.
Our revenues and resulting receivables are concentrated in specific legalized gaming regions. We had no sales to a single customer that exceeded 10% of revenues during 2005, 2004 or 2003. The table below shows the composition of our accounts, contracts, and notes receivable at September 30, 2005.

North America Regions
Nevada	26%
California	12
New Jersey	5
Louisiana	4
Mississippi	4
New Mexico	4
Canada	4
Other (states 3% or less individually)
Eastern region	6
Central region	6
Western region	4

Total North America	75%

International Regions
Europe	10%
Australia	4
Japan	4
Latin America	3
Other (3% or less individually)	4

Total International	25%

7.	Intangible Assets and Goodwill
Other patent additions below include $15.4 million for a half interest in SMI’s portfolio of RFID and optical bet recognition patents, as well as capitalized patent application legal costs. The purchase price allocation for WagerWorks intangible assets is preliminary. See Note 2.

			Weighted
		Other	Average
Year ended September 30, 2005	Acquisitions	Additions	Life (years)
(In millions, except life)
Finite lived intangibles:
Patents	$10.0	$26.8	7
Contracts	15.3	—	7
Developed technology	14.6	—	7
Customer relationships	.9	—	1

Total	$40.8	$26.8

Intangible Balances at Fiscal Year End

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite Lived Intangible Assets
Patents	$323.3	$92.7	$230.6	$286.7	$64.7	$222.0
Contracts	23.4	5.6	17.8	8.1	2.3	5.8
Trademarks	9.8	8.5	1.3	9.8	6.0	3.8
Developed Technology	38.9	7.7	31.2	24.2	3.7	20.5
Customer relationships	6.7	1.3	5.4	5.8	.2	5.6
Backlog	6.1	6.1	—	6.1	5.6	.5

Net Carrying Amount	$408.2	$121.9	$286.3	$340.7	$82.5	$258.2

Amortization of Intangibles
Our aggregate amortization expense totaled $39.4 million in fiscal 2005, $36.6 million in 2004, and $25.0 million in 2003, excluding any amounts classified in discontinued operations.

	2006	2007	2008	2009	2010
(In millions)
Estimated annual amortization for next 5 years	$43.6	$41.1	$37.1	$33.9	$30.8
Goodwill Activity by Segment

	North America	International	Total
(In millions)
Fiscal Year 2003
Beginning balance	$932.0	$35.4	$967.4
Anchor purchase price adjustments	10.7	—	10.7
Foreign currency translation adjustments	—	2.3	2.3

Ending balance	942.7	37.7	980.4

Fiscal Year 2004
Acres acquisition	75.3	—	75.3
Tax benefit of Anchor options exercised	(23.3)	—	(23.3)
Foreign currency translation adjustments	—	3.2	3.2

Ending balance	994.7	40.9	1,035.6

Fiscal Year 2005
WagerWorks acquisition	—	56.6	56.6
Tax benefit of Anchor options exercised	(.4)	—	(.4)
Foreign currency translation adjustments	—	(.9)	(.9)

Ending balance	$994.3	$96.6	$1,090.9

In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.

8.	Credit Facilities and Indebtedness

Outstanding balance at September 30,	2005	2004
(In millions)
Senior credit facility	$208.8	$200.0
Senior convertible debentures, net of unamortized discount	602.2	591.8
Senior Notes	—	.1

Total Notes Payable, net	$811.0	$791.9

Estimated fair value based on quoted market prices	$827.1	$859.6
Future debt obligations as of September 30, 2005:

	Principal	Unamortized	Notes
	Payments	Discount	Payable, net
(In millions)
2006	$978.6	$(367.6)	$611.0
2007	—	—	—
2008	—	—	—
2009	200.0	—	200.0
2010	—	—	—
Thereafter	—	—	—

Total	$1,178.6	$(367.6)	$811.0

We continue to be in compliance with all applicable covenants at September 30, 2005.
Senior Credit Facility
IGT entered into a new $1.5 billion senior credit facility (credit facility) with a syndicate of banks on July 1, 2004, replacing the previous credit facility of $260.0 million. The credit facility is structured in two components both with five year maturities:
ª	a $1.3 billion revolver, of which $4.2 million was reserved for letters of credit at September 30, 2005

ª	a $200.0 million term loan funded on July 15, 2004 in conjunction with the early redemption of our 2009 senior notes
The interest rates applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially these rates were set at LIBOR plus 60.0 bps for both the revolver and the term loan. A facility fee of 15.0 bps applies to the entire credit facility. The interest rate on the term loan was 4.21% at September 30, 2005 and reset to 4.58% on October 15, 2005.
Financial covenants for the credit facility, as defined in the agreement, include a maximum leverage ratio of 4:1 and a minimum interest coverage ratio of 3:1. The credit facility agreement also includes certain restrictions on our ability to incur new indebtedness, issue guarantees, make acquisitions or grant liens on our assets.
Absence of compliance with required covenant ratios would cause an event of default to occur. If not cured, the default event could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, as well as trigger cross default provisions to other debt issues.
Foreign Credit Facilities
Our foreign credit facilities totaled $51.6 million, with $42.8 million available at September 30, 2005. Renewals occur annually in January and July.
Senior Convertible Debentures
In a private offering on January 29, 2003 and February 5, 2003, we issued approximately $969.8 million principal amount at maturity of zero-coupon senior convertible debentures due January 29, 2033 for gross proceeds of approximately $575.0 million. Because the holders have the right to require IGT to redeem the bonds for cash at accreted value on January 29, 2006, the debentures are classified as a current liability. IGT also has the right to call the debentures for redemption at accreted value anytime on or after January 29, 2006. If IGT calls the debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date and will have the right to convert prior to redemption.

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

(iv)	the Debentures have been called for redemption

(v)	upon the occurrence and continuance of specified corporate transactions
The market price for convertibility was not met during the measurement period ended October 17, 2005.
We may also be required to repurchase the Debentures upon the occurrence of specified change of control events at the accreted value plus accrued and unpaid cash interest, if any. Upon a change of control, we may elect to settle the repurchase price in cash or common stock valued at 95% of its average closing sale price for the five day trading period ending on the third trading day prior to the repurchase date. Our right to pay the repurchase price for Debentures in common stock upon a repurchase date or upon a change of control is subject to certain conditions, including the registration under applicable federal and state securities laws of the shares of common stock to be issued.
We entered into a registration rights agreement for the benefit of the holders of the Debentures agreeing to file and keep effective a registration statement covering the resale of the Debentures and underlying common stock by the holders for specified periods of time. Our registration statement on Form S-3 relating to the resale of our Zero-Coupon Convertible Debentures due January 29, 2033 became effective with the SEC on June 16, 2003. If we fail to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, we will be required to pay certain additional cash interest as liquidated damages until the default under the registration rights agreement is cured. Such liquidated damages range from 0.25% to 0.50% of the accreted value of the Debentures plus accrued and unpaid cash interest, if any.
Senior Notes
In February 2004, we redeemed our $400.0 million senior notes due May 2004. On July 16, 2004, we redeemed the $569.6 million principal amount outstanding of our 2009 senior notes. Including the cancellation of corresponding interest rate swaps, we recognized fiscal 2004 losses of $127.9 million or $81.4 million, after-tax, on these early debt retirements.
Anchor’s Senior Subordinated Notes
In fiscal 2002, we repurchased all but $103,000 of Anchor’s 9.875% senior subordinated notes due 2008, primarily in a cash tender offer. The remaining Anchor notes were paid off on October 18, 2004.

9.	Commitments
We lease certain of our facilities and equipment under various agreements for periods through December 2013. The following table shows future minimum payments required under these leases that have initial or remaining non-cancelable lease terms as of September 30, 2005. Certain facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments, net of anticipated sublease receipts.

	2006	2007	2008	2009	2010	Thereafter	Total
(In millions)
Operating leases	$11.6	$6.8	$3.4	$2.0	$1.4	$0.4	$25.6
Rental expense in continuing operations totaled $12.7 million for fiscal 2005, $11.5 million for fiscal 2004, and $9.4 million for fiscal 2003. Rental expense in discontinued operations totaled $520,000 for fiscal 2004 and $17.4 million for fiscal 2003.

10.	Jackpot Liabilities

September 30,	2005	2004
(In millions)
Payments due previous winners	$767.3	$776.1
Payments due future winners	176.3	192.6
Unamortized discounts	(237.8)	(249.4)

Total jackpot liabilities	$705.8	$719.3

Estimated fair value based on quoted market prices	$750.3	$776.7

Future payments due	2006	2007	2008	2009	2010	Thereafter	Total
(In millions)
Previous winners	$77.5	$65.0	$62.3	$61.7	$60.7	$440.1	$767.3
Future winners	135.1	12.0	1.6	1.6	1.6	24.4	176.3

11.	Derivatives
Foreign Currency Hedging
At September 30, 2005, our net foreign currency exposure of $ 142.5 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $ 127.2 million in forward currency contracts. At September 30, 2004, our net foreign currency exposure of $53.1 million related to our monetary assets and liabilities denominated in nonfunctional currency was hedged with $43.8 million in forward contracts.
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

Years ended September 30,	2005	2004	2003
(In millions, except per share amounts)
Income from continuing operations	$436.5	$429.8	$375.3
After-tax interest expense on convertible debentures	9.5	9.3	6.0

Diluted EPS Numerator	$446.0	$439.1	$381.3

Weighted average common shares outstanding:
Basic	343.7	346.8	344.0
Dilutive effect of stock awards	6.0	9.0	7.3
Dilutive effect of debentures	20.5	20.5	15.4

Diluted EPS Denominator	370.2	376.3	366.7

Basic earnings per share	$1.27	$1.24	$1.09
Diluted earnings per share	$1.20	$1.17	$1.04

Weighted average antidilutive stock award shares excluded from diluted EPS	8.9	.6	.9
From the end of fiscal 2005 through December 9, 2005, we repurchased an additional 1.9 million common shares or less than 1% of outstanding shares. There were no other transactions during this period that would have materially changed the number of basic or diluted shares outstanding.
In September 2005, we prepaid $74.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares on November 15, 2005. Since our stock price was above $27.40 per share on November 15, 2005, we received $77.8 million in cash. This transaction is reflected in shareholder’s equity. Had this written put option not been prepaid, we would have recorded a liability adjusted to market value through earnings.

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
Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003 in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec is scheduled to file its Plea in Defense in the main action in February 2006. VLC’s Plea in Defense in the warranty action is due in April 2006. The Court has scheduled trial of the entire action against Loto Quebec to commence in early 2007.
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
The Attorney General and IGT both filed motions to dismiss the complaint in January 2004, and the Court unsealed the action in February 2004. The Court denied both motions to dismiss the complaint on July 1, 2004. A Petition for Writ of Mandamus was filed with the Nevada Supreme Court in September 2004. The Court granted the petition. A stay of the lower court proceedings pending action by the Nevada Supreme Court was granted by the trial court in September 2004. The matter was argued and submitted to the Nevada Supreme Court in June 2005.
In October 2004 and again in July 2005, NDT advised us that we had a good-faith legal basis for our position that no sales tax was payable on royalties received, but that NDT believed that sales tax may be payable on some amount of the royalties. IGT disagrees with NDT’s position that sales tax may be payable on any part of the royalties and continues to correspond with NDT on this issue.
OSHA Matter
On July 8, 2004, two former employees filed a complaint with the US Department of Labor, OSHA, alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor’s patents in connection with IGT’s acquisition of Anchor in 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of our Board of Directors, reviewed the allegations and found them to be entirely without merit.

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
In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at September 30, 2005 totaled $109.9 million, with a remaining life of approximately 10.5 years.
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
On August 10, 2004, a three-judge panel of the Ninth Circuit Court of Appeals upheld US District Court Judge Roger Hunt in his denial of class certification. The class plaintiffs did not appeal the decision and are proceeding with only their individual claims. Prior to the scheduled trial date, on September 7, 2005, US District Court Judge Roger Hunt granted pending Motions for Summary Judgment deciding that as a matter of law the defendants were entitled to judgment in their favor on all issues. The plaintiffs timely filed a Notice of Appeal to the US Ninth Circuit Court.
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
We accrued the jury verdict of $1.7 million returned on March 24, 2005 in favor of Siena, along with related interest and legal costs. Acres subsequently filed several post-trial motions that resulted in the verdict amount being affirmed, but costs and fees were reduced. On November 18, 2005, IGT paid $2.4 million, including interest and court awarded fees, and received a Satisfaction of Judgment.
Arrangements with Off-Balance Sheet Risks
In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We do not expect any material losses to result from these arrangements, and we are not dependent on off-balance sheet financing arrangements to fund our operations.
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $28.7 million at September 30, 2005. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.2 million at September 30, 2005.

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
Product Warranties
Our warranty costs in the table below are accrued based on historical trends in product failure rates and expected costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year.

September 30,	2005	2004
(In millions)
Balance at beginning of year	$6.9	$6.1
Reduction for payments made	(4.3)	(4.0)
Accrual for new warranties issued	5.7	5.3
Adjustments for pre-existing warranties	(2.3)	(.5)

Ending balance	$6.0	$6.9

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

14.	Income Taxes
Income from continuing operations before tax consisted of:

Years ended September 30,	2005	2004	2003
(In millions)
US	$570.1	$612.5	$576.3
Non — US	111.1	41.0	22.3

Income from continuing operations before tax	$681.2	$653.5	$598.6

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended September 30,	2005		2004		2003
(In millions)	Amount	Rate	Amount	Rate	Amount	Rate
Taxes at federal statutory rate	$238.4	35.0%	$228.7	35.0%	$209.5	35.0%
Foreign subsidiaries tax, net	(.9)	(0.1)	(2.0)	(0.3)	6.1	1.0
State income tax, net	15.4	2.2	20.0	3.0	14.4	2.4
Prior years foreign tax credits	—	—	(16.3)	(2.5)	—	—
Other, net	(8.2)	(1.2)	(6.7)	(1.0)	(6.7)	(1.1)

Provision for income taxes	$244.7	35.9%	$223.7	34.2%	$223.3	37.3%

Components of our provision for income taxes on continuing operations:

Years ended September 30,	2005	2004	2003
(In millions)
Current
Federal	$213.5	$163.4	$205.3
State	14.4	28.6	21.9
Foreign	25.7	10.3	6.2

Total current	253.6	202.3	233.4

Deferred
Federal	(4.0)	20.1	(9.8)
State	.9	1.7	(.6)
Foreign	(5.8)	(.4)	.3

Total deferred	(8.9)	21.4	(10.1)

Provision for income taxes	$244.7	$223.7	$223.3

Significant components of our deferred income tax assets and liabilities are presented in the table below.

September 30,	2005	2004
(In millions)
Current deferred tax assets
Reserves not currently deductible	$40.7	$38.2
Current portion of net operating loss carry forwards	4.2	—
State income taxes	2.5	—
Other	4.0	.8

	51.4	39.0

Current deferred tax liabilities
Unrealized gain on currency translation adjustments	—	(.2)
Prepaid expenses currently deductible	(1.4)	(2.9)

	(1.4)	(3.1)

Net current deferred tax assets	50.0	35.9

Non-current deferred tax assets
Jackpot payment timing difference	115.1	138.0
Foreign subsidiaries	24.7	15.8
Difference between book and tax basis of property	2.6	—
State income taxes	2.5	5.7
Goodwill and intangibles	12.8	15.9
Net operating loss carry forwards	14.4	9.9
Other	4.9	.3

	177.0	185.6

Non-current deferred tax liabilities
Difference between book and tax basis of property	—	(39.4)
Intangibles	(83.2)	(58.8)
Interest expense on convertible debt	(29.6)	(18.3)
Other	(2.9)	(5.0)
Valuation allowance	(18.1)	(15.0)

	(133.8)	(136.5)

Net non-current deferred tax assets	43.2	49.1

Net deferred tax assets	$93.2	$85.0

Our US net operating loss carry forwards in the amount of $53.2 million at September 30, 2005, will expire in tax years ending 2018 through 2024. The valuation allowance relates to net operating losses and deferred tax assets from our operations in Australia. We have not recognized potential tax benefits, as we currently consider it unlikely these benefits will be realized.
Income taxes payable for federal, state, and foreign purposes have been reduced by tax benefits from employee stock options exercised. We receive an income tax benefit based on the difference between the market price of the stock issued at the time of exercise and the option price. The net tax benefits from employee stock options totaled $26.6 million, $15.0 million, and $28.3 million for fiscal 2005, 2004, and 2003, respectively, and were reflected as an increase to additional paid in capital.
We have not provided for US deferred income taxes or foreign withholding taxes on approximately $26.4 million in cumulative undistributed earnings of certain non-US subsidiaries as of September 30, 2005, which we expect to be permanently reinvested in operations outside the US.
15. Other Comprehensive Income
Components of other comprehensive income included:

	Pretax	Tax Expense	After tax
Years ended September 30,	Amount	(Benefit)	Amount
(In millions)
2005
Unrealized holding losses	$(.1)	$(.1)	$—
Foreign currency translation adjustments	(2.5)	(.7)	(1.8)

Other comprehensive loss	$(2.6)	$(.8)	$(1.8)

2004
Foreign currency translation adjustments	$7.4	$2.7	$4.7

Other comprehensive income	$7.4	$2.7	$4.7

2003
Unrealized holding gains	$.5	$.2	$.3
Foreign currency translation adjustments	2.1	.7	1.4

Other comprehensive income	$2.6	$.9	$1.7

Accumulated other comprehensive income (loss) was comprised of:

	Unrealized	Foreign	Accumulated Other
	Gains	Currency	Comprehensive
September 30,	on Securities	Translation	Income (Loss)
(In millions)
2003	$.2	$(3.9)	$(3.7)
Annual net change	—	4.7	4.7

2004	.2	.8	1.0
Annual net change	—	(1.8)	(1.8)

2005	$.2	$(1.0)	$(.8)

16. Employee Benefit Plans
We have established a variety of employee benefit programs to attract, retain and motivate our employees.
Employee Incentive Plans
Our profit sharing and 401(k) plan was adopted for US employees. IGT matches 100% of an employee’s contributions up to $750 per year. Participants immediately vest in their contributions and IGT’s matching contributions. Additionally, IGT contributes a portion of profits to eligible employees, which vest over a seven-year period. Cash sharing is distributed semi-annually to all eligible employees and management bonuses are paid annually to selected employees.

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
Total annual contributions from operating profits for these plans totaled $66.7 million in fiscal 2005, $81.0 million in fiscal 2004, and $83.4 million in fiscal 2003.
Stock-Based Compensation Plans
Employee Stock Purchase Plan
We maintain a qualified Employee Stock Purchase Plan under which each eligible employee may be granted an option with a 12-month term to purchase shares of IGT’s common stock, exercisable the last day in February each year. Employees who have completed 90 days of service prior to the beginning of the plan year are eligible. Employees who are 5% or more shareholders and employees of certain subsidiaries are excluded. Employees may participate in this plan through payroll deductions up to a maximum of 10% of their base pay. The option price is equal to 85% of the market value of the common stock on the date of grant or on the date of exercise, whichever is less. As of September 30, 2005, 12.6 million shares were authorized under our ESPP plan, of which 3.2 million shares remain available for future grants. Based on payroll contributions through September 2005, we expect to issue approximately 256,800 shares in fiscal 2006.
In January 1999, we made 1.2 million shares of common stock available under the Barcrest Savings Related Share Option Scheme. Eligible employees may enroll in this plan each year, electing to vest over three, five, or seven years. The option price is equal to 80% of the fair market value of the common stock on the date of grant. Employees may contribute up to £3,000 (approximately $5,400) annually. At September 30, 2005, approximately 707,220 shares remain available for grant under this plan. Based on enrollment through September 2005, we expect to issue approximately 50,500 shares in fiscal 2006.
Stock Incentive Plan
Under the IGT Stock Incentive Plan, our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, or performance based share awards and stock bonuses. Stock-based compensation, inclusive of restricted stock awards, option modifications, and converted Anchor options, totaled $3.7 million in fiscal 2005, $2.0 million in 2004, $4.4 million in 2003.
An employee option grant typically vests ratably over five years and allows the option holder to purchase stock over specified periods of time, generally 10 years from the date of grant, at a fixed price equal to the market value at the date of grant. At the date of acquisition, 8.8 million outstanding Anchor stock option shares were converted into IGT stock options at the original terms and conditions. The fair value of all converted options were included in the purchase price allocation and deferred compensation for the unvested portion was amortized over the remaining average 3-year service period. No options for additional shares may be granted under Anchor plans and any options cancelled under the Anchor plans may not be reissued.
In the table below of our stock awards as of September 30, 2005, the aggregate intrinsic value is based on our closing stock price of $27.00. Exercisable in-the-money options totaled 7.3 million at September 30, 2005.

	Outstanding				Exercisable
		Weighted Average		Aggregate		Weighted	Aggregate
		Remaining		Intrinsic		Average	Intrinsic
Range of	Award	Contractual	Exercise	Value	Award	Exercise	Value
Exercise Prices	Shares	Life	Price	(thousands)	Shares	Price	(thousands)
$00.00 — $11.61	5,159,412	5.35	$7.97	$98,184	3,404,332	$7.91	$64,989
11.66 — 18.98	6,299,171	6.45	17.18	$61,858	3,023,763	16.90	$30,540
19.01 — 26.92	2,647,068	7.66	21.01	$15,856	905,814	21.24	$5,217
27.02 — 33.40	3,526,850	8.91	31.51	—	346,900	30.78	—
33.57 — 46.82	5,655,400	8.65	36.26	—	781,773	37.29	—

$00.00 — $46.82	23,287,901	7.25	$22.38	$175,898	8,462,582	$16.20	$100,746

Forfeited and expired award shares in the table below may include awards from prior cancelled plans under which shares are no longer available for grant.

		Weighted Average	Shares
	Stock Award	Exercise Price	Available for
Stock Incentive Plan Activity	Shares	(per share)	Grant
(In millions except share exercise amounts)
Outstanding at September 30, 2002	23.8	$10.53	16.0
Granted options	5.2	20.09	(5.2)
Granted restricted stock awards	.4	—	(.4)
Expired	(.6)	—	—
Options exercised	(5.9)	7.56	—

Outstanding at September 30, 2003	22.9	13.37	10.4
Granted options	7.2	34.58	(7.2)
Granted restricted stock awards	.2	—	(.2)
Forfeited	(.1)	23.48	.1
Expired	(.2)	—	—
Options exercised	(4.1)	11.25	—

Outstanding at September 30, 2004	25.9	19.54	3.1
Additional shares authorized			9.0
Granted options	4.0	31.87	(4.0)
Granted restricted stock awards	.1	—	(.1)
Forfeited	(1.9)	28.30	1.7
Expired	(.2)	31.95	.2
Options exercised	(4.5)	11.83	—
Vested restricted stock awards	(.1)	—	—

Outstanding at September 30, 2005	23.3	$22.38	9.9

17. Related Party Transactions
During fiscal 2005, 2004, and 2003, two IGT board members were also board members for certain IGT customers. During fiscal 2004 and 2003, a member of our board was also a partner in a law firm that we retained as outside counsel. We continue to place gaming products under revenue sharing or joint venture arrangements in alliance with various gaming companies and design games under expense sharing arrangements with certain distributors. Our progressive systems trusts in Iowa and New Jersey were included as related parties prior to VIE consolidation under FIN 46 in fiscal 2004.
Transactions recorded with related parties included:

Years ended September 30,	2005	2004	2003
(In millions)
Revenues	$56.0	$4.2	$64.0
Expenses	.6	.9	1.2
Accounts receivable, net of payables	8.2	.2	10.2
Largest net receivable during the year	15.5	1.5	19.0
18. Business Segments
We view our business in two regional operating segments, each incorporating all types of revenues:
ª The North America Division aggregates our operations in the US and Canada, including the IGT Systems Group.
ª The International Division aggregates our operations in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK.
Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations. Prior year amounts have been reclassified to conform to the current management view and presentation.

The Corporate Division administers certain unallocated income and expenses related to company-wide initiatives, including capital deployment, treasury and cash management, as well as administrative and oversight functions such as human resources, information systems, and legal counsel. The Corporate Division includes all income and expenses related to debt, certain investment securities, hedging and other corporate assets.
We do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. The North America Division includes revenues from Canada totaling $84.0 million in fiscal 2005, $137.2 million in 2004 and $60.8 million in 2003. IGT’s segment profit reflects income from continuing operations before tax.

Years ended September 30,	2005	2004	2003
(In millions)
North America Division
Revenues	$1,878.9	$2,137.1	$1,890.1
Product sales	708.9	991.1	842.9
Gaming operations	1,170.0	1,146.0	1,047.2

Segment profit	665.9	864.2	740.8

Interest income	60.4	46.5	39.0
Interest expense	31.4	26.3	23.6
Depreciation and amortization	202.6	132.7	119.4

Total assets	2,709.3	2,923.7	2,628.8
Additions to long-lived assets	218.8	204.0	125.5

International Division
Revenues	$500.5	$347.6	$238.0
Product sales	472.0	330.2	225.7
Gaming operations	28.5	17.4	12.3

Segment profit	116.3	83.4	55.9

Interest income	2.1	1.4	1.0
Interest expense	0.2	0.2	0.2
Depreciation and amortization	8.1	4.5	4.8

Total assets	411.9	224.4	163.5
Additions to long-lived assets	19.8	6.9	3.1

Corporate Division
Segment loss	$(101.0)	$(294.1)	$(198.1)

Interest income	15.4	11.9	12.9
Interest expense	26.5	64.0	93.0
Depreciation and amortization	11.5	12.6	9.8

Total assets	743.2	724.9	1,392.9

Consolidated
Revenues	$2,379.4	$2,484.7	$2,128.1
Product sales	1,180.9	1,321.3	1,068.6
Gaming operations	1,198.5	1,163.4	1,059.5

Segment profit	681.2	653.5	598.6

Interest income	77.9	59.8	52.9
Interest expense	58.1	90.5	116.8
Depreciation and amortization	222.2	149.8	134.0

Total assets	3,864.4	3,873.0	4,185.2
Additions to long-lived assets	238.6	210.9	128.6

19. Selected Quarterly Financial Data (Unaudited)

September 30,	First	Second	Third	Fourth
(In millions, except per share amount and stock prices)
2005
Total revenues	$641.2	$551.0	$579.6	$607.6
Gross profit	313.1	273.7	308.2	295.7
Operating income	189.7	146.2	167.4	160.4
Income from continuing operations	122.5	93.9	114.7	105.4
Net income	122.5	93.9	114.7	105.4

Diluted EPS (1)	0.33	0.26	0.32	0.30

Stock price
High	36.67	33.87	30.21	29.43
Low	31.23	26.23	24.22	26.49

2004 (2)
Total revenues	$608.1	$636.1	$618.9	$621.7
Gross profit	321.0	339.1	338.3	320.8
Operating income	202.2	206.0	211.1	195.0
Income from continuing operations (3)	116.7	117.7	141.1	54.3
Net income	176.4	116.9	141.1	54.3

Diluted EPS (1,3)	0.48	0.32	0.38	0.15

Stock price
High	36.96	45.78	46.82	38.17
Low	28.09	34.65	33.45	28.72

(1) Diluted EPS has been adjusted to include outstanding convertible debenture shares for all periods presented in conjunction with adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted EPS, adopted in our first quarter ended December 31, 2004.

(2) Certain operations acquired with Anchor that were not a strategic fit with IGT’s core business strategy were sold or held for sale, and therefore reclassified to discontinued operations for all periods presented.

(3) Our fourth quarter 2004 includes pretax reductions of $127.9 million ($81.4 million after tax or $0.22 per diluted share) for losses on early retirement of debt.

Item 9. Changes in and Disagreements with Accountants
Not applicable
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
Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2005. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes WagerWorks, Inc., acquired by us on August 25, 2005. WagerWorks contributed approximately .06% of our total revenue and 2.6% of our total assets at September 30, 2005.
Deloitte and Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report follows this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of International Game Technology:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that International Game Technology and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at WagerWorks, Inc., which was acquired on August 25, 2005 and whose financial statements reflect total assets and revenues constituting 2.6% and .06%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at WagerWorks, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2005 of the Company and our report dated December 12, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Reno, Nevada
December 12, 2005

Item 9B. Other Information
Not applicable
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
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Equity compensation plans approved and not approved by shareholders as of September 30, 2005:

			Number of securities
	Number of securities to	Weighted average	remaining available for
	be issued upon exercise	exercised price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants, and rights	warrants and rights	plans
Equity compensation plans approved by shareholders (1)	23,287,901	$22.38	13,155,087

Equity compensation plans not approved by shareholders (2)	191,261	19.98	707,220

Total	23,479,162	$22.27	13,862,307

(1)	Includes shares under the International Game Technology Stock Incentive Plan and Qualified Employee Stock Purchase Plan.

(2)	Includes shares available under the Barcrest Savings Related Share Option Scheme established in January 1999. This plan is a broad-based employee stock purchase program available to certain UK employees, designed to satisfy certain tax requirements under applicable UK tax law. The program is generally intended to replicate for our UK employees the same incentives that are made available to our US employees through our Employee Stock Purchase Plan. Shareholder approval for this plan was not required.
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

Part IV
Item 15. Exhibits and Financial Statement Schedule
(a)(1)	Consolidated Financial Statements:

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)	Consolidated Financial Statement Schedule:	Page

	II Valuation and Qualifying Accounts	84
Other financial statement schedules are either not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

Parent Company Financial Statements — Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3) Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 1995)

3.2	Third Restated Code of Bylaws of International Game Technology, dated June 23, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, File number 001-10684, filing date June 29, 2005)

4.1	Indenture, dated as of May 19, 1999 by and between International Game Technology and The Bank of New York (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-81257, Form S-4 filed by Registrant)

4.2	Registration Rights Agreement, dated as of May 11, 1999, by and among International Game Technology, Salomon Smith Barney Inc., BNY Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-81257, Form S-4 filed by Registrant)

4.3	Indenture dated as of January 29, 2003 between IGT, any subsidiary that becomes a party thereto, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

4.4	Form of Zero-Coupon Convertible Debentures (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

4.5	Registration Rights Agreement dated as of January 29, 2003 between IGT and Goldman, Sachs & Co., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

10.1*	Stock Option Plan for Key Employees of International Game Technology, as amended (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-12610 filed by Registrant)

10.2*	Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Shareholders)

10.3*	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrants Report on Form 10-K for the year ended September 30, 1996)

10.4	Amended and Restated Credit Agreement by and among International Game Technology, The Bank of New York, Wells Fargo and other banks, dated August 10, 2001 (incorporated by reference to Exhibit 10.5E to Registrant’s Report on Form 10K for the year ended September 30, 2001)

10.5	Facility Agreement between I.G.T. (Australia) Pty. Limited and National Australia Bank Limited, dated March 18, 1998; guarantee from International Game Technology to National Australia Bank Limited, dated March 18, 1998 (incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998)

10.6	Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999 (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10-K for the year ended October 2, 1999)

10.7	Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000)

10.8*	IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000)

10.9*	International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I)(incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10Q/A for the quarter ended March 31, 2001)

10.10*	International Game Technology 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 30, 2002)

10.11*	IGT Profit Sharing Plan (As Amended and Restated as of April 1, 2002) (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002)

10.12*	Amended Employment Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated January 27, 2003 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 29, 2003), and Exhibit “A” referenced therein (incorporated by reference to Exhibit 10.16 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001)

10.13	Agreement and Plan of Merger, dated as of June 29, 2003, by and among International Game Technology, NWAC Corporation, and Acres Gaming (incorporated by reference to Exhibit 2.1 to Form 8-K, File number 001-10684, filing date June 29, 2003)

10.14*	Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated October 27, 2003 (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2003)

10.15*	IGT 2002 Stock Incentive Plan Agreement Forms: Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement

10.16*	Employee Stock Purchase Plan (Amended and Restated effective as of March 1, 1999) (Composite Plan Document Reflecting July 2003 Stock Split and December 2003 Amendment) (incorporated by reference to Exhibit A to the Proxy Statement for the 2004 Annual Meeting of Shareholders)

10.17	Credit agreement by and among International Game Technology, Wells Fargo Bank, N.A., Bank of America, N.A. and other banks dated July 1, 2004 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10Q for the quarter ended June 30, 2004)

10.18*	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.19*	Amendments to the International Game Technology 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File number 001-10684, filing date March 4, 2005)

10.20*	Summary of Named Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10Q for the quarter ended March 31, 2005)

10.21	Agreement and Plan of Merger, dated July 26, 2005, by and among International Game Technology, and Winter Subsidiary, Inc., and WagerWorks, Inc., and Carl Berg and DDJ Capital Management, LLC.

21	Subsidiaries

23	Independent Auditors’ Consent

24	Power of Attorney (see page 83)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Power of Attorney Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of December 2005.

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

Signature	Title	Date
/s/ Thomas J. Matthews Thomas J. Matthews	Chairman of the Board of Directors and Chief Executive Officer	December 13, 2005

/s/ Maureen T. Mullarkey Maureen T. Mullarkey	Chief Financial Officer, Executive Vice President, Finance (Principal Financial and Accounting Officer), and Treasurer	December 13, 2005

/s/ Neil Barsky Neil Barsky	Director	December 13, 2005

/s/ Robert A. Bittman Robert A. Bittman	Director	December 13, 2005

/s/ Richard Burt Richard Burt	Director	December 13, 2005

/s/ Leslie Heisz Leslie Heisz	Director	December 13, 2005

/s/ Robert A. Mathewson Robert A. Mathewson	Director	December 13, 2005

/s/ Robert Miller Robert Miller	Director	December 13, 2005

/s/ Frederick Rentschler Frederick Rentschler	Director	December 13, 2005

SCHEDULE II — Consolidated Valuation and Qualifying Accounts

			Write-offs
	Beginning		Net of	Ending
	Balance	Provisions	Recoveries	Balance
(In millions)
Allowance for doubtful accounts:
Year ended 09/30/03	$18.1	$9.0	$(6.1)	$21.0

Year ended 09/30/04	$21.0	$10.6	$(5.5)	$26.1

Year ended 09/30/05	$26.1	$(.7)	$(5.0)	$20.4

Allowance for doubtful notes and contracts receivable:
Year ended 09/30/03	$37.1	$5.6	$(8.7)	$34.0

Year ended 09/30/04	$34.0	$7.6	$.8	$42.4

Year ended 09/30/05	$42.4	$.7	$(.3)	$42.8

Exhibit No.	Description
10.21	Agreement and Plan of Merger, dated July 26, 2005, by and among International Game Technology, and Winter Subsidiary, Inc., and WagerWorks, Inc., and Carl Berg and DDJ Capital Management, LLC.

21	Subsidiaries

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002