Form 10-Q
period 2005-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2006-02-03
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 001-10684
International Game Technology
(Exact name of registrant as specified in its charter)

Nevada	88-0173041
(State of Incorporation)	(I.R.S. Employer Identification No.)
9295 Prototype Drive
Reno, Nevada 89521
(Address of principal executive offices)
(775) 448-7777
(Registrant’s telephone number, including area code)
www.IGT.com
(Registrant’s website)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2006

Common Stock
par value $.00015625 per share	337,181,710

INTERNATIONAL GAME TECHNOLOGY

 i

DEFINITIONS

Abbreviation or acronym	Meaning as used in this report
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARDU	average revenue per day per unit
ARPU	average revenue per unit
ARS	Auction Rate Securities
ASP	average sales price per machine
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Debentures	Senior Convertible Debentures due January 29, 2033
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ERP	enterprise resource planning
ESPP	Employee Stock Purchase Plan
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretations
FSP	FASB Staff Position
NDT	The Nevada Department of Taxation
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International Corporation
pp	percentage points
R&D	research and development
RFID	radio frequency identification
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SIP	Stock Incentive Plan
SMI	Shuffle Master, Inc.
SG&A	selling, general and administrative
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
WW or WagerWorks	WagerWorks, Inc.
WAP	wide area progressive
*	not meaningful (in tables)
IGT, we our, management, Company	International Game Technology, consolidated

ii

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

Quarters ended December 31,	2005	2004
(In millions, except per share amounts)

Revenues
Product sales	$324.5	$354.3
Gaming operations	291.7	286.9

Total revenues	616.2	641.2

Costs and operating expenses
Cost of product sales	158.0	190.7
Cost of gaming operations	126.2	137.5
Selling, general and administrative	84.4	74.3
Depreciation and amortization	20.4	16.6
Research and development	41.2	31.7
Bad debt provisions	0.2	0.7

Total costs and operating expenses	430.4	451.5

Operating income	185.8	189.7

Other income (expense)
Interest income	15.8	15.4
Interest expense	(13.6)	(14.9)
Other	0.5	1.1

Total other income (expense)	2.7	1.6

Income before tax	188.5	191.3
Income tax provisions	67.9	68.9

Net income	$120.6	$122.4

Basic earnings per share	$0.36	$0.35

Diluted earnings per share	$0.34	$0.33

Cash dividends declared per share	$0.125	$0.120

Weighted average shares outstanding
Basic	337.1	345.9
Diluted	362.7	374.1
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
(In millions, except par value)

Assets
Current assets
Cash and equivalents	$411.4	$288.9
Investment securities, at market value	198.2	268.3
Restricted cash and investments	116.7	130.9
Accounts receivable, net of allowances for doubtful accounts of $18.0 and $20.4	346.0	327.8
Current maturities of notes and contracts receivable, net	86.3	98.2
Inventories	137.8	142.3
Jackpot annuity investments	46.1	52.2
Deferred income taxes	54.1	50.0
Prepaid expenses and other	88.2	78.6

Total current assets	1,484.8	1,437.2
Notes and contracts receivable, net	68.0	49.3
Property, plant and equipment, net	404.1	385.2
Jackpot annuity investments	347.3	469.4
Deferred income taxes	40.3	43.2
Intangible assets, net	274.3	286.3
Goodwill, net	1,091.8	1,090.9
Other assets	93.2	102.9

	$3,803.8	$3,864.4

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$605.0	$611.0
Accounts payable	96.6	96.7
Jackpot liabilities	189.0	203.9
Accrued employee benefit plan liabilities	22.6	60.2
Dividends payable	42.1	42.6
Accrued income taxes	55.1	14.5
Other accrued liabilities	161.6	188.7

Total current liabilities	1,172.0	1,217.6
Notes payable, net of current maturities	200.0	200.0
Non-current jackpot liabilities	382.3	501.9
Other liabilities	39.5	39.2

	1,793.8	1,958.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 713.6 and 712.8 shares issued	0.1	0.1
Additional paid-in capital	1,710.8	1,623.6
Treasury stock at cost: 377.1 and 374.6 shares	(2,250.0)	(2,176.9)
Deferred compensation	—	(11.4)
Retained earnings	2,550.0	2,471.1
Accumulated other comprehensive loss	(0.9)	(0.8)

	2,010.0	1,905.7

	$3,803.8	$3,864.4

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

Quarters ended December 31,	2005	2004
(In millions)

Operations
Net income	$120.6	$122.4
Adjustments:
Depreciation, amortization, and asset charges	55.9	42.5
Debt discounts and deferred offering costs	4.0	4.1
Share-based compensation	9.5	1.1
Bad debt provisions	0.2	0.7
Inventory obsolescence provisions	3.4	6.8
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(25.7)	(40.4)
Inventories	2.8	(9.2)
Accounts payable and accrued liabilities	(50.2)	(33.7)
Jackpot liabilities	(12.4)	(1.8)
Income taxes, net of employee stock plans	40.9	53.7
Other current assets	(4.3)	(5.5)
Other non-current assets	14.3	13.1

Cash from operations	159.0	153.8

Investing
Capital expenditures	(75.2)	(44.4)
Restricted cash	8.9	(13.3)
Investment securities, net	63.3	(59.9)
Jackpot annuity investments, net	4.7	0.5
Loans receivable cash advanced	(0.8)	—
Loans receivable payments received	1.5	0.8
Proceeds from assets sold	0.3	—
Business acquisitions	—	(3.6)

Cash from investing	2.7	(119.9)

Financing
Debt proceeds (repayments), net	(12.6)	32.3
Employee stock plan proceeds	9.2	10.3
Excess tax benefits from employee stock plans	1.3	—
Dividends paid	(42.3)	(41.5)
Share repurchases	(73.1)	—
Structured share repurchase plan	77.8	—

Cash from financing	(39.7)	1.1

Foreign exchange rates effect on cash	0.5	2.9

Net change in cash and equivalents	122.5	37.9

Beginning cash and equivalents	288.9	307.0

Ending cash and equivalents	$411.4	$344.9

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization and asset charges reflected in the cash flows statements is comprised of amounts presented separately on the income statements, plus depreciation and asset charges included in cost of product sales and cost of gaming operations.

Quarters ended December 31,	2005	2004
(In millions)

Investment securities
Purchases	$(142.6)	$(158.5)
Proceeds from sales	205.9	98.6

Net	$63.3	$(59.9)

Jackpot funding
Collections to fund jackpots	$34.7	$65.2
Payments to winners	(47.1)	(67.0)

Net change in jackpot liabilities	(12.4)	(1.8)

Jackpot annuity purchases	(5.0)	(12.1)
Jackpot annuity proceeds	9.7	12.6

Net change in jackpot annuity investments	4.7	0.5

Net jackpot funding cash flows	$(7.7)	$(1.3)

Capital expenditures
Property, plant and equipment	$(14.8)	$(15.3)
Gaming operations equipment	(56.1)	(26.4)
Intellectual property	(4.3)	(2.7)

Total capital expenditures	$(75.2)	$(44.4)

Payments
Interest	$4.9	$2.1
Income taxes	27.1	15.7

Non-cash investing and financing items:
Tax benefit of employee stock plans	$2.6	$5.6
Capital expenditure accruals	(1.6)	—

Acquisitions
Fair value of assets	$—	$5.2
Fair value of liabilities	—	1.6

VIE deconsolidations
Fair value of assets	$139.2	$—
Fair value of liabilities	139.2	—
See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
We prepare our consolidated financial statements in accordance with SEC requirements and include all adjustments necessary to fairly present consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.
Our fiscal accounting periods end on the Saturday nearest the last day of the quarter end month. For simplicity, we present all fiscal period endings as the calendar month end date. Accordingly, this report presents the following periods:

Period End
	Actual	Presented as
Current quarter	December 31, 2005	December 31, 2005
Prior year quarter	January 1, 2005	December 31, 2004
Prior fiscal year end	October 1, 2005	September 30, 2005
We reclassified certain prior period amounts to be consistent with the current period presentation, specifically with respect to restricted cash and Auction Rate Securities (ARS) investments in our cash flows statements.
Restricted Cash
Gaming regulations require us to maintain sufficient reserves in restricted accounts for funding payments to progressive jackpot winners. The net change in restricted cash is reflected as a decrease in investing cash flows of $13.3 million for the quarter ended December 31, 2004, rather than as a component of net change in cash as presented previously. This reclassification had no impact on operating cash flows.
ARS Investments
In the second quarter of fiscal 2005, we determined it appropriate to classify our ARS as short-term investments rather than cash equivalents as previously presented. The reclassification of ARS purchases and proceeds decreased the prior year quarter investing cash flows and net change in cash and equivalents by $59.9 million. This reclassification had no impact on operating cash flows.
WAP Trust VIE Consolidations
We have consolidated our WAP trusts in Iowa and New Jersey since March 31, 2004 under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. Consolidated trust assets equal liabilities and relate primarily to jackpot funding.
On November 4, 2005, because of an earlier change in gaming regulations, IGT assumed direct responsibility for New Jersey WAP jackpot system operations previously under the control of a separate trust administrator, including casino collections and future winner payments. The administration of past winner payments remains the responsibility of the existing separate New Jersey trusts, and IGT has no remaining obligations related to past winner payments. Accordingly, we deconsolidated approximately $139.2 million of New Jersey VIE assets and liabilities related to past winners during the first quarter of fiscal 2006. This deconsolidation had no material impact on consolidated gaming operations revenues or expenses.
We continue to consolidate the Iowa Trust VIEs, with assets and liabilities totaling $4.0 million at December 31, 2005. IGT, as trustee and administrator, will establish and consolidate any future New Jersey WAP trusts required only for periodic payments to winners who decline lump sum payout.
Hurricane Damages
We suffered damages and losses to our US gulf coast operations from the hurricanes Katrina in August 2005 and Rita in September 2005, primarily affecting gaming operations machines destroyed or temporarily shutdown. At December 31, 2005, 600 gaming operations machines remain offline at damaged casinos.
No determination has been made as to the total amount or timing of insurance payments. We carry comprehensive business interruption and property damage insurance. We are working closely with our insurance carriers, claims adjustors, and consultants to ascertain the full amount of insurance proceeds due to IGT because of the damages and losses suffered in the hurricanes. We will record any business interruption insurance recoveries for lost earnings and any property insurance reimbursements over book value when realized and all contingencies are resolved. This may result in periodic fluctuations affecting comparability.
Recently Issued Accounting Standards
SFAS 154
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors made in fiscal years beginning after December 15, 2005, which will be IGT’s fiscal year 2007. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position or cash flows.
FIN 47
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if we can reasonably estimate the fair value of the liability. When sufficient information exists, we should factor uncertainty about the amount and/or timing of future settlement into the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005, which is IGT’s fiscal year 2006. We anticipate no material impact on our results of operations, financial position or cash flows from the adoption of FIN 47.
SFAS 123R and SAB 107
In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, replacing and superseding both SFAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional accounting and disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements.
In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses.
SFAS 123R is effective for the first annual reporting period that begins after June 15, 2005. Adoption of SFAS 123R in our first quarter ended December 31, 2005 reduced earnings consistent with past pro forma stock based compensation disclosures. See Note 2 for additional information.
SFAS 151
In November 2004, the FASB issued SFAS 151, Inventory Costs, amending ARB 43 Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. We must expense unallocated overhead costs in the period incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is IGT’s fiscal year 2006. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.
2. Share-based Compensation
Our share-based payment arrangements are designed to attract and retain employees. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New shares are issued upon option exercise or restricted share grants.
Stock Incentive Plan (SIP)
Under the IGT SIP, our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, nonvested shares (also known as restricted shares), or stock appreciation rights. SIP grants may vest over time of service or based on performance. We generally grant stock options at an exercise price equal to the market price at the date of grant, with a 10-year contractual term. Our share-based compensation arrangements typically vest ratably over five years of continuous service. At December 31, 2005, 9.0 million shares remain available for grant under the IGT SIP.
Current year stock options activity as of and for the quarter ended December 31, 2005

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	22,774	$22.80
Granted	932	28.46
Exercised	(777)	11.81
Forfeited	(52)	26.02
Expired	(10)	22.68

Outstanding at end of period	22,867	$23.39	7.2	$202.1

Exercisable at end of period	10,240	$18.66	6.3	$133.6

Current year restricted shares activity as of and for the quarter ended December 31, 2005

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Contractual	Instrinsic
Restricted Shares	Shares	Fair Value	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	514	$26.78
Granted	—	—
Vested	(49)	35.70
Forfeited	(2)	35.70

Outstanding at end of period	463	$25.80	3.8	$14.3

Employee Stock Purchase Plan (ESPP)
Under the IGT qualified ESPP, eligible employees may be granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees participate in this plan through payroll deductions up to the lesser of 10% of base pay or $21,250. The option price is equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. No ESPP plan shares were issued during the first quarter of fiscal 2006 or 2005. At December 31, 2005, 3.2 million shares were available for future grants. Based on expected payroll contributions as of December 31, 2005, we expect to issue approximately 247,000 shares in February 2006 under this plan.
Additionally, eligible UK employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. No shares were issued during the first quarters of fiscal 2006 or 2005 under this plan and approximately 707,200 shares were available for grant at December 31, 2005. Based on enrollment through December 2005, we expect to issue approximately 51,000 shares under this plan.
Expense Measurement and Recognition
On October 1, 2005, IGT adopted the provisions of SFAS 123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method and adjusted previously recorded deferred compensation back to additional paid-in capital.
Accordingly, for the quarter ended December 31, 2005, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification or acquisition of outstanding unvested options. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.
With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the accelerated approach to the straight-line approach for all new awards granted. We anticipate the straight-line method will provide a more meaningful measure of costs incurred. Compensation for share-based awards granted prior to the beginning of fiscal 2006 will continue being recognized under the accelerated method. Unrecognized costs related to all share-based awards outstanding at December 31, 2005 totaled $52.6 million and is expected to be recognized over a weighted average period of 1.83 years.
We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material. Prior to adopting SFAS 123R, we reduced stock-based compensation expense when forfeitures occurred.
The fair value of restricted share awards is based on the grant date market price of IGT stock. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical IGT stock factors. Expected term represents the estimated weighted average time between grant and employee exercise. Risk free rate is based on US Treasury rates appropriate for the expected term.

Quarters ended December 31,	2005	2004
(In millions, except assumptions, years, and per share amounts)
Option valuation assumptions:
Expected volatility	0.29	0.34
Expected dividends	1.62%	1.43%
Expected term (in years)	4.5	3.2
Risk free rate	4.37%	3.15%

Weighted average grant date fair value per share:
Options granted	$7.54	$8.27
Restricted shares granted	—	$35.70

Total intrinsic value of options exercised	$13.6	$16.7
Total fair value of restricted shares vested	1.4	0.9

Exercises under all share-based payment arrangements:
Cash received	$9.2	$10.3
Tax benefit realized for tax return deductions	3.1	6.0

Reported share-based compensation was classified as follows:

Quarters ended December 31,	2005	2004
(In millions, except per share amounts)
Cost of product sales	$0.2	$—
Cost of gaming operations	0.3	—
Selling, general and administrative	6.7	1.1
Research and development	2.3	—

Total share-based compensation	9.5	1.1
Tax benefit	(3.4)	(0.4)

Total share-based compensation, net of tax	$6.1	$0.7

The following table compares net income reflecting SFAS 123R share-based compensation of $6.1 million reported in the current quarter to prior year pro forma SFAS 123 fair value compensation of $7.2 million and reported APB 25 intrinsic value compensation of $0.7 million.

Quarters ended December 31,	2005	2004
(In millions, except per share amounts)	Actual	Pro forma
Reported net income	$120.6	$122.4
Additional proforma shared-based compensation, net of tax	—	(6.5)

Comparative net income	$120.6	$115.9

Basic EPS as reported	$0.36	$0.35
Basic EPS (prior year pro forma)	$0.36	$0.34

Diluted EPS as reported	$0.34	$0.33
Diluted EPS (prior year pro forma)	$0.34	$0.32
3. Inventories

	December 31, 2005	September 30, 2005
(In millions)
Raw materials	$73.2	$69.8
Work-in-process	5.5	4.6
Finished goods	59.1	67.9

Total inventories	$137.8	$142.3

4. Property, Plant and Equipment

	December 31, 2005	September 30, 2005
(In millions)
Land	$20.3	$20.7
Buildings	97.9	102.4
Gaming operations equipment	520.8	483.2
Manufacturing machinery and equipment	221.7	220.1
Leasehold improvements	11.3	10.5
Construction in process	47.4	39.3

Total	919.4	876.2
Less accumulated depreciation and amortization	(515.3)	(491.0)

Property, plant and equipment, net	$404.1	$385.2

Las Vegas facilities under construction totaled $34.6 million at December 31, 2005 and $25.1 million at September 30, 2005. During the current quarter, we listed our facilities in Rapid City, South Dakota for sale and reclassified net book value of $5.2 million to other assets held for sale.
5. Acquisition
On August 25, 2005, we completed the acquisition of WagerWorks, a provider of internet gaming technology, content and services. We anticipate this business combination will enable us to expand the distribution of IGT game content across remote channels and mediums, including the internet, and interactive television. We have not provided pro forma financial information for this acquisition, as it was not material to our consolidated results.
As the business valuation is not yet complete and the final consideration amount is subject to a working capital adjustment, the purchase price allocation is preliminary. As of December 31, 2005, we allocated the aggregate purchase price of $88.1 million to:

ª	tangible assets of $5.6 million, including $1.4 million in cash

ª	liabilities of $8.9 million

ª	identifiable intangibles of $31.0 million, including $10.1 million in patents, $7.0 million in contracts, and $13.9 million in developed technology

ª	$1.8 million of in-process R&D with no future alternative use, charged to R&D expense

ª	$58.6 million in goodwill not deductible for tax purposes
6. Allowances for Doubtful Notes and Contracts Receivable

	December 31, 2005	September 30, 2005
(In millions)
Current	$25.5	$27.6
Long-term	15.5	15.2

	$41.0	$42.8

7. Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents, short-term investments, and receivables. We place short-term investments in high credit quality financial institutions or in short duration high quality securities. With the exception of US Government and Agency securities, our investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits.
Our revenues and resulting receivables are concentrated in specific legalized gaming regions. The composition of our accounts, contracts, and notes receivable at December 31, 2005 was:

Nevada	21%
California	11
Mississippi	6
Other (5% or less individually)	35

Total North America	73%

Europe	12%
Other (5% or less individually)	15

Total International	27%

Consolidated	100%

8. Intangible Assets and Goodwill
Intangible additions
Patent additions during the current quarter, including capitalized legal costs, totaled $3.2 million with a weighted average life of 5 years.
Intangible Balances

	December 31, 2005			September 30, 2005
	Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$322.7	$96.8	$225.9	$323.3	$92.7	$230.6
Contracts	18.8	6.7	12.1	23.4	5.6	17.8
Trademarks	5.0	4.1	0.9	9.8	8.5	1.3
Developed technology	39.6	9.4	30.2	38.9	7.7	31.2
Customer relationships	6.7	1.5	5.2	6.7	1.3	5.4
Backlog	—	—	—	6.1	6.1	—

Net carrying amount	$392.8	$118.5	$274.3	$408.2	$121.9	$286.3

Intangible Amortization
Our aggregate amortization expense totaled $11.3 million in the current quarter versus $9.2 million in the comparable prior year quarter.

	2006	2007	2008	2009	2010
(In millions)
Estimated annual amortization	$44.5	$41.2	$37.3	$34.1	$30.6
Goodwill Activity by Segment

Quarter ended December 31, 2005	North America	International	Total
(In millions)
Beginning balance	$994.3	$96.6	$1,090.9
WagerWorks purchase price adjustments	—	2.0	2.0
Tax benefit of Anchor options exercised	(0.3)	—	(0.3)
Foreign currency translation adjustment	—	(0.8)	(0.8)

Ending balance	$994.0	$97.8	$1,091.8

In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.

9. Credit Facilities & Indebtedness

	December 31,	September 30,
Outstanding Balance	2005	2004
(In millions)
Senior credit facility	$200.0	$208.8
Senior convertible debentures, net of unamortized discount	605.0	602.2

Total notes payable, net	$805.0	$811.0

We continue to be in compliance with all applicable debt covenants at December 31, 2005.
Senior Credit Facility
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. The new five-year credit facility provides a $2.5 billion revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline (same day funds) borrowing. Borrowings outstanding totaled $200.0 million at December 31, 2005 and $4.2 million was reserved for letters of credit.
Interest rates and facility fees applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Initially, the interest rate is LIBOR plus 37.5 bps with a facility fee of 12.5 bps. The revolver interest rate was 4.88% at December 31, 2005.
Financial covenants (as defined in the new facility agreement) include a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of Debt to EBITDA. Absence of compliance with required covenants causes an event of default that, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable.
The new credit facility agreement also includes certain restrictions on our ability to:

ª	incur additional debt, guarantee debt, or enter into swap agreements

ª	incur liens

ª	enter into business combinations, liquidate, or dissolve

ª	sell, transfer, lease or dispose of substantially all assets

ª	change the nature of the business
Foreign Credit Facilities
Our foreign credit facilities totaled $41.3 million, with no borrowings at December 31, 2005. Renewals occur annually in January and July.
Senior Convertible Debentures
The market price condition for convertibility was not met during the measurement period ended January 18, 2006. Based on holders’ rights to redemption on January 29, 2006, we classified the debentures in current liabilities at December 31, 2005. On January 29, 2006, 75 debentures were put to IGT for cash redemption. We will reclassify the Debentures to non-current liabilities in the second quarter of fiscal 2006, because the remaining holders are not able to put debentures to IGT for redemption again until January 29, 2008.
Holders have the right to require IGT to redeem the Debentures for an amount equal to accreted value plus accrued and unpaid cash interest, if any, on January 29, 2008, 2013, 2018, 2023 and 2028. On or after January 29, 2006, IGT may call the Debentures for redemption in cash equal to accreted value plus accrued and unpaid cash interest, if any. If IGT calls the debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date and will have the right to convert prior to redemption.

10. Earnings Per Share
The calculation of diluted EPS from continuing operations below reflects our outstanding debenture shares for all periods presented, in conjunction with the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our first quarter of fiscal 2005.

	Quarters Ended
	December 31,
	2005	2004
(In millions, except per share amounts)
Income from continuing operations	$120.6	$122.4
After-tax interest expense on convertible debentures	2.4	2.4

Diluted EPS Numerator	$123.0	$124.8

Weighted average common shares outstanding:
Basic	337.1	345.9
Dilutive effect of stock awards	5.1	7.7
Dilutive effect of debentures	20.5	20.5

Diluted EPS Denominator	362.7	374.1

Basic earnings per share	$0.36	$0.35
Diluted earnings per share	$0.34	$0.33

Weighted average antidilutive stock award shares excluded from diluted EPS	9.1	4.1
From the end of our first quarter through February 2, 2006, we repurchased 0.9 million additional common shares or approximately less than 1% of outstanding shares. There were no other transactions during this period that would have materially changed the number of basic or diluted shares outstanding.
11. Income Taxes
Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.
12. Comprehensive Income

	Quarters Ended
	December 31,
	2005	2004
(In millions)
Net income	$120.6	$122.4
Currency translation adjustments	(0.1)	4.4

Comprehensive income	$120.5	$126.8

13. Commitments and Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Alliance

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer to IGT’s complaint raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations and for intentional interference with prospective business advantage. IGT denies these allegations. In addition, IGT filed motions to strike portions of defendants’ answers and affirmative defenses and to dismiss certain of defendants’ counterclaims which were denied in January 2006. Discovery is ongoing.
Aristocrat

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The Complaint was served on IGT on December 13, 2005. Aristocrat alleges that IGT has willfully infringed U.S. Patent No. 6,093,102. Aristocrat contends that the patent covers its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit seeks unspecified damages and an injunction. IGT believes that the patent is invalid and not infringed and intends to vigorously defend the lawsuit.
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
In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at December 31, 2005 totaled $106.3 million, with a remaining life of approximately 10.25 years.
Poulos

Along with a number of other public gaming corporations, IGT was a defendant in three class action lawsuits, later consolidated into a single action. Plaintiffs alleged that the defendants engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines, based on false beliefs concerning how the machines operate and the extent to which there is an opportunity to win on a given play. The amended complaint alleges that the defendants’ acts constituted violations of the Racketeer Influenced and Corrupt Organizations Act, giving rise to claims for common law fraud and unjust enrichment, and seeks compensatory, special, incidental and punitive damages of several billion dollars.
In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. The class plaintiffs did not appeal the decision and proceeded with only their individual claims. Prior to the scheduled trial date on September 7, 2005, the US District Court of Nevada granted the defendants’ pending motions for summary judgment. The plaintiffs timely filed a Notice of Appeal to the US Ninth Circuit Court.
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

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $29.1 million at December 31, 2005. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.2 million at December 31, 2005.
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

Quarters ended December 31,	2005	2004
(In millions)
Balance at beginning of year	$6.0	$6.9
Reduction for payments made	(1.6)	(2.6)
Accrual for new warranties issued	3.5	3.0
Adjustments for pre-existing warranties	(0.3)	(1.5)

Balance at end of period	$7.6	$5.8

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
14. Derivatives
Foreign Currency Hedging

At December 31, 2005, we hedged $139.4 million of net foreign currency exposure with $129.8 million in forward currency contracts versus $138.8 million of exposure hedged with $127.2 million in forward currency contracts at September 30, 2005.
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
Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations. Prior year amounts are reclassified to conform to the current management view and presentation.
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
We do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. The North America Division includes revenues from Canada totaling $18.7 million in the first quarter of fiscal 2006, versus $17.6 million in comparable prior period. IGT’s segment profit reflects income before tax.

	Quarters Ended
	December 31,
	2005	2004
(In millions)
North America Division
Revenues	$483.5	$463.4
Product sales	206.7	182.1
Gaming operations	276.8	281.3

Segment profit	184.8	169.3

International Division
Revenues	$132.7	$177.8
Product sales	117.8	172.2
Gaming operations	14.9	5.6

Segment profit	32.4	48.7

Corporate Division
Segment profit	$(28.7)	$(26.7)

Consolidated
Revenues	$616.2	$641.2
Product sales	324.5	354.3
Gaming operations	291.7	286.9

Segment profit	188.5	191.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
COMPANY OVERVIEW
The following discussion is intended to enhance the reader’s understanding of changes in the financial condition and results of operations of International Game Technology. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2005. Throughout this section, table amounts are presented in millions, except units, ASP, ARPU, ARDU, and EPS.
Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.
Our management’s discussion and analysis is organized into the following sections:
ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	CONSOLIDATED OPERATING RESULTS — a first quarter year-over-year comparative analysis of net income

ª	BUSINESS SEGMENT RESULTS — a first quarter year-over-year comparative analysis of business segment results

ª	LIQUIDITY AND CAPITAL RESOURCES — a first quarter year-over-year comparative analysis of cash flows and capital resources

ª	FINANCIAL CONDITION –- analysis of significant changes in our financial position
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
Our product demand can fluctuate based on a number of variables and particularly the timing of product shipments and play levels of our gaming operations machines. We expect that future replacement sales of our machines will be driven by customer desire to update their floor with new games and technology. We anticipate an acceleration of this trend as we transition to server-based technology.
We see opportunities to grow our business through increased profit contributions from our international operations, new domestic markets and through growth in the installed base of our gaming operation machines. We also see margin expansion opportunities generated by our diversified product mix and increased revenues from non-machine products. Non-machine sales include systems, parts, conversions, and royalties or licensing fees.
Notwithstanding these factors, we remain dependent upon gaming market expansion for growth. Expansion of new markets has been slower to materialize than we previously expected due to delays in legislative actions and/or regulatory approvals. Meaningful growth in new or expanding markets does not appear likely until 2007 or beyond. In spite of these delays our business strategies remain focused on:
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
We continue to expand our for-sale game library, emphasizing development of games to address changing consumer preferences and other market trends. We strive to develop games that incorporate innovative and entertaining graphics and appealing sound. We added themes for spinning reel slots and video poker incorporating the popular multi-line multi-coin configuration to our video reels.
We anticipate additional fiscal 2006 growth in our gaming operations installed base through new video game introductions, including Party Time!®, Star Wars™, and Fort Knox®. We continually add innovation and enhanced player appeal to our proprietary games, and remain focused on improving gaming operations revenues by managing the types of games and jurisdictions where games are placed. We are also experiencing expansion in our international gaming operations with the commencement of operations in Mexico.
We remain focused on our server-based initiatives. During the current quarter, we commenced the first commercial field trials of the system and are progressing with the regulatory approval process. This is the first step in a long process of submittals, development and live testing in jurisdictions throughout the world. We continue the development efforts to refine the product and define the business model. As markets shift toward a more system-centric gaming environment, we expect a greater portion of our business will eventually come from non-machine revenues.
We continue our product integration efforts with PGIC and SMI to create a comprehensive automated table management system to be known as the Intelligent Table System™, combining complementary capabilities, technologies, and resources of the three companies. A Nevada customer has begun testing the product’s player tracking capabilities and ability to track real-time bets on a table game using RFID technology provided by PGIC.

The second phase of the integration and testing will incorporate the card tracking capabilities using the technology provided by SMI. A well-implemented casino management and patron loyalty system offers strategic and competitive value to a casino’s slot operations. We view the extension of this technology into the table games area as the next logical phase in the expansion of these products.
In August 2005, we acquired WagerWorks, a provider of internet gaming technology, content and services to capitalize on the expanding internet gaming market. WW adheres to a strict compliance policy designed to ensure that operators offer the company’s products and services to end users in a responsible manner. We anticipate this business combination will facilitate the distribution of our game content across remote channels and mediums, including the internet, and interactive television.
Market Opportunities

We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue opportunities in international markets. The opportunities and challenges, and the extent of our successes, vary across these jurisdictions.
We previously estimated that new North America and international markets would materialize during fiscal 2006, but current market dynamics suggest that significant expansion could be delayed until fiscal 2007 and beyond. Although the timing has been delayed and remains uncertain, we do expect that opportunities will eventually come from new jurisdictions and expansion of existing markets.
We continue to monitor expanding and emerging markets in North America, including California where the potential for new and renegotiated tribal state compacts could spur further expansion. With recent legislative action and voter referendums, we anticipate new markets opening in Florida, Pennsylvania, and Arkansas as early as late calendar 2006. We are also monitoring gaming legislation in potential new markets in the states of Kansas, Ohio, Maryland, Massachusetts and Texas all showing interest in some form of legalized gaming.
Gaming expansion is ongoing in numerous CDS and Class II markets nationwide. Racino markets in Maine, New York and Rhode Island continue to grow. New York continues to expand its program with anticipated future openings in Yonkers and Aqueduct scheduled for late fiscal 2006 and early fiscal 2007. We gained incremental market share of lease operation machines in New York and Rhode Island in the current quarter through a reallocation process based on our product performance.
The outlook for international market expansion continues to improve with opportunities in Asia, Latin America, Russia, and the UK. We are concentrating our management and development resources toward product localization, so we export a US manufactured product customized for local cultures. With the prospects of new international jurisdictions, we anticipate our international markets will continue to grow in significance over the next several years and increase their share of overall contribution.
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
We currently hold a significant share of the total gaming devices on North America casino floors. Within that population, our share in spinning reel and video poker machines remains stable, but we are experiencing increased competitive pressure within the video spinning reel gaming machines business. However, we do expect to maintain a leading share of the total population of gaming devices installed over the long-term, despite quarterly fluctuations that will occur from time to time.
The marketplace for recurring revenue units is also competitive. We continue to proactively manage our proprietary installed base in order to offer the strongest performing games placed on casino floors. We expect our ability to develop exciting new themes and expand our installed base should enable us to maintain a leading market share.

Sales of our IGT Advantage™ systems continue to capture market share because of its value added technology offerings. With a number of significant new IGT Advantage™ systems contracts, we now have systems relationships with most major gaming operators. At December 31, 2005, 525 IGT slot systems were installed worldwide connecting approximately 265,000 machines, versus 421 systems connecting 257,000 machines at December 31, 2004.
Capital Deployment

We generated substantial operating cash flows during the current quarter, which allowed us to reinvest in our business through capital expenditures, as well as generate returns to our shareholders through dividends and share repurchases. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase and dividend activity.
Hurricane Impact

We suffered damages and losses to our US gulf coast operations in the wake of hurricanes Katrina in August 2005 and Rita in September 2005. At December 31, 2005, approximately 600 gaming operations machines remain out of service.
No determination has been made as to the total amount or timing of insurance payments. We carry comprehensive business interruption and property damage insurance. We are working closely with our insurance carriers, claims adjustors, and consultants to ascertain the full amount of insurance proceeds due to IGT as a result of the damages and losses suffered in the hurricanes. Business interruption insurance recoveries for lost earnings and any property insurance reimbursements over book value will be recorded when realized and all contingencies are resolved, which may result in future period fluctuations affecting comparability.
RECENTLY ISSUED ACCOUNTING STANDARDS

In the current quarter we adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation in our financial statements. See the CONSOLIDATED OPERATING RESULTS section that follows for a discussion of the impact to current quarter’s operating results and Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.
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
Critical accounting estimates require IGT’s management to make material subjective or complex judgments about matters that are highly uncertain or variable related to estimates and assumptions used for our share-based compensation, jackpot liabilities and expenses, intangible assets, goodwill and prepaid royalties, income taxes, bad debt expense, inventory and gaming operations equipment. These areas of our accounting estimates are the most sensitive to change from external factors. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.
For a discussion of our other critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended September 30, 2005. Except for the addition of share-based compensation, we have made no significant changes to our accounting estimates since September 30, 2005.
Share-based Compensation

We began accounting for share-based compensation in accordance with the provisions of SFAS 123R in the first quarter of fiscal 2006. Under the fair value recognition provisions of this statement, share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense over the vesting period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected term that options remain outstanding. Actual results, and future estimates, may differ substantially from our current estimates. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2005	2004	Amount		%
(In millions, except units, ASP, ARPU, ARDU & EPS)
Total
Revenues	$616.2	$641.2	$(25.0)		-4%
Gross profit	332.0	313.0	19.0		6%
Gross margin	54%	49%	5.0	pp	10%

Operating income	$185.8	$189.7	$(3.9)		-2%
Operating margin	30%	30%	—		—

Net income	$120.6	$122.4	$(1.8)		-1%

Diluted EPS	$0.34	$0.33	$0.01		3%

Product Sales
Machines	$231.5	$290.5	$(59.0)		-20%
Non-machine	93.0	63.8	29.2		46%
Total product sales	324.5	354.3	(29.8)		-8%

Gross profit	$166.4	$163.6	$2.8		2%
Gross margin	51%	46%	5.0	pp	11%

Units sold	29,100	55,300	(26,200)		-47%
ASP	$8,000	$5,300	$2,700		51%
ARPU	$11,200	$6,400	$4,800		75%

Gaming operations
Revenues	$291.7	$286.9	$4.8		2%
Gross profit	165.5	149.4	16.1		11%
Gross margin	57%	52%	5.0	pp	10%

Installed base units	43,300	37,000	6,300		17%
ARDU	$78.00	$85.00	$(7.00)		-8%
Quarter Ended December 31, 2005 vs Quarter Ended December 31, 2004

First quarter consolidated results included improved gross profit, comparable net income and improved EPS versus the prior year that included significant machines sales in Japan. Despite declines in machine sales revenues, we recognized positive operating results during the current quarter as a result of increased non-machine and gaming operations revenues and improved gross margins. The current quarter also benefited from strong results from our international operations in Australia, Europe, the UK and Latin America.
Consolidated product sales revenues declined in the current quarter due to a lower mix of international sales partially offset by growth in non-machine related revenues and growth in other international markets. The current quarter did not include any material unit sales in Japan, while the prior year included 29,600 units of Japan’s record-breaking release of The Terminator™ pachisuro game.
Consolidated product sales gross margins and ARPU in the current quarter improved primarily due to the absence of lower-margin pachisuro product releases in Japan and the growth in non-machine related revenues. Consolidated product sales gross margins will fluctuate depending on the geographical mix of and types of products sold.
Consolidated gaming operations revenues grew in the current quarter primarily due to increases in our installed base of recurring revenue machines and more favorable play levels in several markets. Improvements to gross margins resulted from effective yield and cost management, volume of play and timing of jackpot hits, a more favorable product mix in the installed base, and favorable shifts in interest rates. The installed base included a greater mix of non-WAP games which carry lower revenue yields while providing higher gross margins, primarily due to the lack of jackpot expenses. Consolidated gaming operations gross margins will vary depending on the jurisdictional mix and types of games placed, as well as movements in interest rates and play levels.
Net income in the current quarter included share-based compensation expense of $6.1 million, after tax, or $0.02 per diluted share related to the required adoption of SFAS 123R. EPS improved slightly due to the reduced number of diluted shares outstanding as a result of our share repurchase plan.

Improved operating cash flows enabled us to continue our capital deployment strategy of returning value to our shareholders through dividends and share repurchases. We declared cash dividends of $0.125 per share and repurchased 2.5 million shares of our common stock in the current quarter.
Operating Expenses

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2005	2004	Amount	%
(In millions)
Selling, general and administrative	$84.4	$74.3	$(10.1)	-14%
Depreciation and amortization	20.4	16.6	(3.8)	-23%
Research and development	41.2	31.7	(9.5)	-30%
Bad debt provisions	0.2	0.7	0.5	71%

Total	$146.2	$123.3	$(22.9)	-19%

Percent of revenues	24%	19%
Quarter Ended December 31, 2005 vs Quarter Ended December 31, 2004

Operating expenses increased in the current quarter primarily due to:
ª	increased SG&A costs, inclusive of $6.7 million in share-based compensation expense due to the adoption of SFAS 123R, and higher legal and compliance related professional fees

ª	additional investments in R&D, inclusive of $2.3 million in share-based compensation expense due to the adoption of SFAS 123R

ª	additional amortization expense associated with the acquisition of WagerWorks
Other Income (Expense) and Taxes

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2005	2004	Amount	%
(In millions)
Interest income	$15.8	$15.4	$0.4	3%
Interest expense	(13.6)	(14.9)	1.3	9%
Other	0.5	1.1	(0.6)	-55%

Other income (expense), net	$2.7	$1.6	$1.1	69%

Income tax provisions	$67.9	$68.9	$1.0
Tax rate	36.0%	36.0%
Quarter Ended December 31, 2005 vs Quarter Ended December 31, 2004

Total other income (expense), net, improved in the current quarter primarily due to higher investment yields.
Interest income related to our WAP systems operations totaled $7.2 million in the current quarter and $9.0 million in the prior year quarter. Interest expense related to our WAP systems operations totaled $5.8 million in the current quarter and $7.8 million in the prior year quarter. WAP interest income and interest expense both decreased approximately $2.0 million in the current quarter, primarily due to the deconsolidation of the NJ trusts. This deconsolidation had no material impact to net income. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for further information about the NJ trusts deconsolidation.
Our effective tax rate was 36.0% for the first quarter of fiscal 2006, comparable to the prior year quarter.

BUSINESS SEGMENT RESULTS — A Year Over Year Comparative Analysis
Operating income for each division below reflects applicable operating expenses. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information related to our business segments.
North America Division

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2005	2004	Amount		%
(In millions, except units, ASP, ARPU)
Total segment
Revenues	$483.5	$463.4	$20.1		4%
Gross profit	267.4	244.2	23.2		10%
Gross margin	55%	53%	2.0	pp	4%

Operating income	$179.8	$164.4	$15.4		9%
Operating margin	37%	35%	2.0	pp	6%

Product Sales
Machines	$133.3	$131.9	$1.4		1%
Non-machine	73.4	50.2	23.2		46%
Total product sales	206.7	182.1	24.6		14%

Gross profit	$111.8	$99.3	$12.5		13%
Gross margin	54%	55%	(1.0	)pp	-2%

Units sold	14,300	14,700	(400)		-3%
ASP	$9,400	$9,000	$400		4%
ARPU	$14,500	$12,400	$2,100		17%

Gaming operations
Revenues	$276.8	$281.3	$(4.5)		-2%
Gross profit	155.5	145.0	10.5		7%
Gross margin	56%	52%	4.0	pp	8%

Installed base units	39,100	36,200	2,900		8%
Quarter Ended December 31, 2005 vs Quarter Ended December 31, 2004

The North America division achieved higher revenues, gross profit and margins, and operating income as a result of increased non-machine (systems, parts, and conversions) revenues, increases in the installed base of recurring revenue machines, and improved efficiencies of our gaming operations business.
North America machines sales revenues remained comparable in the current quarter as a result of the maturation of the cashless replacement cycle, while non-machine related revenues experienced significant growth in the current quarter. The favorable mix of systems and game theme conversions also contributed to gross profit growth and improvements in ARPU.
Gaming operations revenues declined slightly in the current quarter as we experienced significant increases in our installed base of games which carry lower revenue yields but provide higher contributions to gross margins. Improvements in gross margins in the current quarter were primarily due to:
ª	effective yield and cost management

ª	volume of slot play and timing of jackpot hits

ª	a more favorable product mix in the installed base, primarily non-jackpot bearing games

ª	favorable shifts in interest rates
The growth in our installed base of proprietary games was primarily related to additional placements in:
ª	casino operations markets in California, Alabama, Florida, Washington and Oklahoma

ª	lease operation markets in New York and Rhode Island
While growth in our installed base is dependent on gaming industry expansion, we continually focus on strategies to improve yields. This includes managing the types of games and jurisdictions, replacement of underperforming games with higher yielding games, pace of new game introductions, and the size of initial progressive jackpots.

International Division

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2005	2004	Amount		%
(In millions, except units, ASP, ARPU)
Total segment
Revenues	$132.7	$177.8	$(45.1)		-25%
Gross profit	64.6	68.8	(4.2)		-6%
Gross margin	49%	39%	10.0	pp	26%

Operating income	$34.2	$47.4	$(13.2)		-28%
Operating margin	26%	27%	(1.0	)pp	-4%

Product Sales
Machines	$98.2	$158.6	$(60.4)		-38%
Non-machine	19.6	13.6	6.0		44%
Total product sales	117.8	172.2	(54.4)		-32%

Gross profit	$54.6	$64.3	$(9.7)		-15%
Gross margin	46%	37%	9.0	pp	24%

Units sold	14,800	40,600	(25,800)		-64%
ASP	$6,600	$3,900	$2,700		69%
ARPU	$7,900	$4,200	$3,700		88%

Gaming operations
Revenues	$14.9	$5.6	$9.3		166%
Installed base units	4,200	800	3,400		425%
Quarter Ended December 31, 2005 vs Quarter Ended December 31, 2004

International product sales revenues and gross profit declined in the current quarter primarily due to reduced sales volumes in Japan. The first quarter of fiscal 2005 included Japan’s record-breaking release of The Terminator™ pachisuro game, while the current quarter did not include a game release in Japan. Despite the absence of material unit sales in Japan, we achieved strong results during the quarter from our international operations, notably in Australia, Europe, the UK and Latin America.
The increase in product sales gross margins and ARPU in the current quarter was primarily due to:
ª	the absence of lower margin Japanese pachisuro games

ª	a strong mix of premium products and parts sales in Australia

ª	a more favorable mix of systems and other non-machine revenues
We anticipate international margins will continue to fluctuate depending upon the geographic mix of product sales, especially related to Japan’s pachisuro machines. Successes in Japan can contribute significantly to our gross profit and operating income, but these lower priced pachisuro games reduce gross margin.
Gaming operations revenues increased in the current quarter as a result of growth in the installed base. In the current quarter we placed an additional 2,200 leased units in Mexico as well as expanded our casino installed base with the introduction of WAP units in South Africa.
International operating income and margins were also impacted in the current quarter due to increased operating costs, inclusive of $1.0 million in share-based compensation expense due to the adoption of SFA 123R, and the results of operations for WagerWorks.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources

Our principal source of liquidity is cash generated from operating activities which allows us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities. We expect that our available capital resources will be sufficient to fund our current capital expenditures and operating requirements, scheduled debt repayments, dividends, interest and income tax obligations.
Our working capital increased to $312.8 million at December 31, 2005 from $219.6 million at September 30, 2005, primarily related to cash generated from operations. Our working capital statistics for the trailing twelve months ended December 31, 2005 compared to the prior year period included:
ª	average days sales outstanding remained consistent with the prior year at 78 days

ª	inventory turns increased to 4.1 from 3.8
Cash Flows Summary

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2005	2004	Amount	%
(In millions)
Operations	$159.0	$153.8	$5.2	3%
Investing	2.7	(119.9)	122.6	102%
Financing	(39.7)	1.1	(40.8)	*
Effects of exchange rates	0.5	2.9	(2.4)	-83%

Net change	$122.5	$37.9	$84.6	*

Cash Flows From Operations
Fluctuations in net cash flows from operations for the current quarter were primarily related to:
ª	timing of receivable collections

ª	lower inventory balances

ª	payment timing for accounts payable and accrued liabilities

ª	timing of income tax payments

ª	payments to jackpot winners in excess of collections to fund jackpot liabilities
Cash flows related to jackpot liabilities consist of collections to fund jackpots and payments to winners for all WAP systems. Payments to winners include both periodic and lump sum payments. Net cash flows related to jackpots represent timing differences between the growth in liabilities for progressive jackpots and the actual payments to the winners during the period. Fluctuations in net cash flows to fund jackpots reflect variations in the timing of the jackpot life cycles, the pattern of winners’ payment elections, and the volume of slot play across all of our progressive systems games. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information on how we account for jackpot liabilities.
The deconsolidation of the progressive systems trust VIE in New Jersey also contributed to the decreased cash flow volumes related to jackpot investments and liabilities in the current quarter. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information related to the deconsolidation of the NJ Trust.
Cash Flows From Investing
The fluctuation in net investing cash flows in the current quarter was primarily attributed to:
ª	cash provided from net investment securities proceeds

ª	additional capital expenditures
See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information related to certain prior period amounts that are reclassified to be consistent with the presentation used in the current quarter, specifically with respect to auction rate securities and restricted cash.
Jackpot annuity investments relate only to periodic payments to winners. Purchases of these investments occur for the present value of a jackpot when the player wins and elects periodic payments. Proceeds occur as the investments mature, in equal annual installments over the life of the annuity.

Capital Expenditures

	Quarters Ended		Increase
	December 31,		(Decrease)
	2005	2004	Amount	%
(In millions)
Property, plant and equipment	$14.8	$15.3	$(0.5)	-3%
Gaming operations equipment	56.1	26.4	29.7	113%
Intellectual property	4.3	2.7	1.6	59%

Total capital expenditures	$75.2	$44.4	$30.8	69%

North America	75%	92%
International	25%	8%
Our investment in gaming operations equipment increased in the current quarter consistent with the growth in our installed base, primarily as a result of expansion into new domestic Class II and CDS markets that include California, Alabama, Florida, Washington and Oklahoma. It also included additional units installed in Mexico and the introduction of WAP units in South Africa during the current quarter.
The increased investment in intellectual property in the current quarter was primarily related to additional purchased patents for ongoing product development.
Cash Flows From Financing

Net financing cash flows decreased in the current quarter primarily related to the prior year foreign credit borrowings in Japan. Cash used for current quarter share repurchases was offset by the structured share repurchase proceeds discussed below.
Stock Repurchase Plan

Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 20.6 million at December 31, 2005. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. There is no expiration date specified for this plan.
We repurchased 2.5 million shares on the open market for an aggregate price of $73.1 million in the first quarter of fiscal 2006. We repurchased an additional 0.9 million shares from December 31, 2005 through February 2, 2006 for an aggregate price of $31.6 million.
In September 2005, we prepaid $74.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares on November 15, 2005. Since our stock price was above $27.40 per share on November 15, 2005, we received $77.8 million in cash. The results of this transaction are reflected in shareholder’s equity. We may continue to use structured share repurchases in the future.
Credit Facilities and Indebtedness
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. We continue to be in full compliance with all covenants contained in all debt agreements at December 31, 2005. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

	December 31,	September 30,	Increase (Decrease)
	2005	2005	Amount	%
(In millions)
Total assets	$3,803.8	$3,864.4	$(60.6)	-2%
Total liabilities	1,793.8	1,958.7	(164.9)	-8%
Total stockholders’ equity	2,010.0	1,905.7	104.3	5%
Total assets and liabilities decreased in the current quarter primarily due to the deconsolidation of the NJ trust which approximated $139.2 million in assets and liabilities related to past jackpot winners that we are no longer required to consolidate. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information on the deconsolidation of the NJ trust.
The decrease in total assets was partially offset by net increases in cash and investment securities and increases in receivables from current period operations. Payments of employee incentives also contributed to the decrease in total liabilities during the current quarter.
Total stockholders equity increased during current quarter primarily as the result of net income and proceeds from employee stock plans partially offset by dividends declared.
Arrangements With Off-Balance Sheet Risks
In the normal course of business, we are a party to financial instruments with off-balance sheet risk such as performance bonds and other guarantees not reflected in our balance sheet. We do not expect any material losses to result from these off-balance sheet arrangements and we are not dependent on off-balance sheet financing arrangements to fund our operations. See Note 13 of our Unaudited Condensed Consolidated Financial Statements for additional disclosures of arrangements with off-balance sheet risk.
FORWARD LOOKING STATEMENTS AND RISK FACTORS
Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Throughout this Quarterly Report on Form 10-Q we make some “forward looking” statements which do not relate to historical or current facts, but are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, feel, or the negative or other variations thereof, and other similar terms and phrases, including references to assumptions, and include but are not limited to the following:
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
We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:
Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:
ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations
Our business is vulnerable to changing economic conditions, including:
ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in tax laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures
Demand for our products would be adversely affected by:
ª	reduced growth or continued delays of new market openings and/or existing market expansions

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, “jackpot fatigue,” or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	uncertain timing for technology upgrades

ª	product anomalies and/or fraudulent manipulation of our gaming products

ª	loss of casino floor space to table games

ª	casino operators designing and developing slot machine content

ª	casino operators developing strategic alliances with competitors

ª	a decline in public acceptance of gaming
We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:
ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in legislative actions and/or approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

ª	customers’ inability to repay IGT development financing loans due to unfavorable legislation, regulation, or regulatory interpretation that impairs their ability to conduct planned gaming operations
Our intellectual property rights are subject to risks, including:
ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively

Our outstanding debt obligations subject us to certain additional risks, including:
ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	requiring a substantial portion of our cash flows from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness
Our business operations are subject to other risks, including:
ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of litigation related to legal actions pending against IGT

ª	the timely and cost effective integration of acquired companies into our operations

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native America jurisdictions which may subject us to sovereign immunity risk

ª	natural disasters, acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2005.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information is recorded, processed, summarized and reported in accordance with SEC requirements, accumulated and communicated to appropriate management, including the Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding disclosures. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.
As of the end of the period covered by this report, with the supervision and participation of management, including the CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our evaluation excludes WagerWorks, Inc., acquired on August 25, 2005, comprising 0.7% of consolidated revenues and 2.5% of consolidated assets as of and for the quarter ended December 31, 2005.
Changes in Internal Control over Financial Reporting
As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No other changes occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
Issuer Purchases of Equity Securities
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 20.6 million at December 31, 2005. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors.
Shares purchased in the table below exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased an additional 0.9 million shares from the end of our first quarter through February 2, 2006 at an average price of $35.69 per share.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares Still
	Total		as part of a	Available for
	Number of	Average	Publicly	Purchase
	Shares	Price Paid	Announced	Under the
Periods	Purchased	Per Share	Plan	Plan

October 2 - October 29, 2005	—	$—	—	23,092,125
October 30 - November 26, 2005	865,000	$28.81	865,000	22,227,125
November 27 - December 31, 2005	1,609,700	$29.88	1,609,700	20,617,425

Balance at end of period	2,474,700	$29.50	2,474,700

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
10.1	Amended and Restated Credit Agreement, dated as of December 20, 2005, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC, Wachovia Bank, National Association, and Mizuho Corporate Bank, Ltd. as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and The Royal Bank of Scotland PLC as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 22, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 3, 2006

INTERNATIONAL GAME TECHNOLOGY
By:	/s/ Maureen Mullarkey
Maureen T. Mullarkey
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index
10.1	Amended and Restated Credit Agreement, dated as of December 20, 2005, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC, Wachovia Bank, National Association, and Mizuho Corporate Bank, Ltd. as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and The Royal Bank of Scotland PLC as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 22, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002