Form 10-Q
period 2006-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2006-05-05
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
www.IGT.com
(Registrant’s website)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2006

Common Stock
par value $.00015625 per share	339,087,285

INTERNATIONAL GAME TECHNOLOGY

i

DEFINITIONS

Abbreviation or acronym	Meaning as used in this report
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
APIC	Additional paid-in capital
ARB	Accounting Research Bulletin
ARDU	average revenue per day per unit
ARPU	average revenue per unit
ARS	Auction Rate Securities
ASP	average sales price per machine
CAD	$Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Debentures	Senior Convertible Debentures due January 29, 2033
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ERP	enterprise resource planning
ESPP	Employee Stock Purchase Plan
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretations
FSP	FASB Staff Position
NDT	The Nevada Department of Taxation
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International Corporation
pp	percentage points
R&D	research and development
RFID	radio frequency identification
RoHS	Restriction of Certain Hazardous Substances
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SIP	Stock Incentive Plan
SMI	Shuffle Master, Inc.
SG&A	selling, general and administrative
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
WW or WagerWorks	WagerWorks, Inc.
WAP	wide area progressive
*	not meaningful (in tables)
IGT, we, our, management, Company	International Game Technology, consolidated

ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

(In millions, except per share amounts)

Revenues
Product sales	$333.2	$252.2	$657.7	$606.4
Gaming operations	311.2	298.9	602.9	585.8

Total revenues	644.4	551.1	1,260.6	1,192.2

Costs and operating expenses
Cost of product sales	166.9	124.2	325.0	314.9
Cost of gaming operations	127.3	153.1	253.5	290.5
Selling, general and administrative	92.9	75.9	177.3	150.2
Depreciation and amortization	20.0	17.0	40.4	33.6
Research and development	44.4	36.4	85.5	68.1
Bad debt provisions	0.2	(1.7)	0.4	(1.0)

Total costs and operating expenses	451.7	404.9	882.1	856.3

Operating income	192.7	146.2	378.5	335.9

Other income (expense)
Interest income	15.9	16.1	31.6	31.5
Interest expense	(11.3)	(14.4)	(24.9)	(29.3)
Other	0.7	(1.8)	1.2	(0.6)

Total other income (expense)	5.3	(0.1)	7.9	1.6

Income before tax	198.0	146.1	386.4	337.5
Income tax provisions	74.0	52.2	141.8	121.1

Net income	$124.0	$93.9	$244.6	$216.4

Basic earnings per share	$0.37	$0.27	$0.73	$0.63

Diluted earnings per share	$0.35	$0.26	$0.69	$0.59

Cash dividends declared per share	$0.125	$0.120	$0.250	$0.240

Weighted average shares outstanding
Basic	336.4	345.2	336.8	345.5
Diluted	361.9	372.4	362.3	373.3
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005

(In millions, except par value)

Assets
Current assets
Cash and equivalents	$279.2	$288.9
Investment securities, at market value	202.1	268.3
Restricted cash and investments	116.5	130.9
Accounts receivable, net of allowances for doubtful accounts of $15.9 and $20.4	400.7	327.8
Current maturities of notes and contracts receivable, net	77.0	98.2
Inventories	140.3	142.3
Jackpot annuity investments	46.4	52.2
Deferred income taxes	54.8	50.0
Prepaid expenses and other	98.5	78.6

Total current assets	1,415.5	1,437.2
Notes and contracts receivable, net	57.6	49.3
Property, plant and equipment, net	410.8	385.2
Jackpot annuity investments	343.4	469.4
Deferred income taxes	57.9	43.2
Intangible assets, net	271.4	286.3
Goodwill, net	1,093.2	1,090.9
Other assets	205.1	102.9

	$3,854.9	$3,864.4

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$8.5	$611.0
Accounts payable	93.2	96.7
Jackpot liabilities	187.8	203.9
Accrued employee benefit plan liabilities	43.6	60.2
Dividends payable	42.1	42.6
Accrued income taxes	11.2	14.5
Other accrued liabilities	174.1	188.7

Total current liabilities	560.5	1,217.6
Notes payable, net of current maturities	807.6	200.0
Non-current jackpot liabilities	379.9	501.9
Other liabilities	38.1	39.2

	1,786.1	1,958.7

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 717.0 and 712.8 shares issued	0.1	0.1
Additional paid-in capital	1,786.5	1,623.6
Treasury stock at cost: 379.9 and 374.6 shares	(2,350.0)	(2,176.9)
Deferred compensation	—	(11.4)
Retained earnings	2,631.9	2,471.1
Accumulated other comprehensive income (loss)	0.3	(0.8)

	2,068.8	1,905.7

	$3,854.9	$3,864.4

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

	Six Months Ended
	March 31,
	2006	2005

(In millions)

Operations
Net income	$244.6	$216.4
Adjustments:
Depreciation, amortization and asset charges	112.7	100.3
Debt discounts and deferred offering costs	7.8	8.2
Share-based compensation	17.5	2.0
Bad debt provisions	0.4	(1.0)
Inventory obsolescence provisions	7.7	8.8
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(62.8)	15.5
Inventories	2.5	(6.3)
Accounts payable and accrued liabilities	(29.3)	(28.9)
Jackpot liabilities	(19.3)	(24.6)
Income taxes, net of employee stock plans	(31.3)	34.7
Other current assets	(3.5)	0.7
Other non-current assets	(42.2)	17.4

Cash from operations	204.8	343.2

Investing
Capital expenditures	(134.5)	(105.1)
Investment securities, net	52.9	(99.2)
Jackpot annuity investments, net	14.1	12.6
Loans receivable cash advanced	(0.8)	—
Loans receivable payments received	5.4	1.5
Proceeds from assets sold	0.8	0.2
Change in restricted cash	15.5	14.3
Investment in unconsolidated affiliate	(56.0)	—
Business acquisitions	(3.9)	(4.0)

Cash from investing	(106.5)	(179.7)

Financing
Debt (repayments) proceeds, net	(5.2)	0.5
Employee stock plan proceeds	54.0	37.3
Excess tax benefits from employee stock plans	21.1	—
Dividends paid	(84.3)	(124.5)
Share repurchases	(173.1)	(97.0)
Structured share repurchase plan	77.8	—

Cash from financing	(109.7)	(183.7)

Foreign exchange rates effect on cash	1.7	(0.8)

Net change in cash and equivalents	(9.7)	(21.0)

Beginning cash and equivalents	288.9	307.0

Ending cash and equivalents	$279.2	$286.0

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization and asset charges reflected in the cash flows statements is comprised of amounts presented separately on the income statements, plus depreciation and asset charges included in cost of product sales and cost of gaming operations.

	Six Months Ended
	March 31,
	2006	2005

(In millions)

Investment securities
Purchases	$(271.5)	$(409.6)
Proceeds from sales	324.4	310.4

Net	$52.9	$(99.2)

Jackpot funding
Collections to fund jackpots	$72.5	$117.2
Payments to winners	(91.8)	(141.8)

Net change in jackpot liabilities	(19.3)	(24.6)

Jackpot annuity purchases	(8.3)	(11.8)
Jackpot annuity proceeds	22.4	24.4

Net change in jackpot annuity investments	14.1	12.6

Net jackpot funding cash flows	$(5.2)	$(12.0)

Capital expenditures
Property, plant and equipment	$(27.0)	$(25.6)
Gaming operations equipment	(101.7)	(73.5)
Intellectual property	(5.8)	(6.0)

Total capital expenditures	$(134.5)	$(105.1)

Payments
Interest	$9.0	$5.3
Income taxes	148.7	87.1

Non-cash investing and financing items:
Capital expenditure accruals	$3.8	$—

Acquisitions
Fair value of assets	$2.8	$5.2
Fair value of liabilities	(1.1)	1.2

VIE deconsolidations
Fair value of assets	$139.2	$—
Fair value of liabilities	139.2	—
See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

Our fiscal accounting periods end on the Saturday nearest the last day of the quarter end month. For simplicity, we present all fiscal period endings as the calendar month end date. Accordingly, this report presents the following periods:

Period End
	Actual	Presented as
Current quarter	April 1, 2006	March 31, 2006
Prior year quarter	April 2, 2005	March 31, 2005
Prior fiscal year end	October 1, 2005	September 30, 2005
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
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated. We use the equity method to account for investments in unconsolidated affiliates when we exercise significant influence, but do not control the affiliate and when we are not the primary beneficiary of a variable interest entity.
Unconsolidated Affiliate
In February 2006, IGT paid $56.0 million for a 10% equity interest in Casino IP Holdings, LLC (LLC), a variable interest entity formed to hold, develop, and license Walker Digital’s intellectual property identified for gambling use. IGT agreed to cooperatively develop and market products, expected to be integral to our operations, using certain LLC innovations. We are not the primary beneficiary of the LLC and apply the equity method of accounting. Our maximum exposure to loss at March 31, 2006, is our net investment in the LLC of $55.2 million, included in other non-current assets. Our portion of LLC losses totaling $0.8 million is not material and presented as a component of SG&A expense.
WAP Trust VIE Consolidations
We have consolidated our WAP trusts in Iowa and New Jersey since March 31, 2004, under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. Consolidated trust assets equal liabilities and relate primarily to jackpot funding.
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
We continue to consolidate the Iowa Trust VIEs, with assets and liabilities totaling $4.3 million at March 31, 2006. IGT, as trustee and administrator, will establish and consolidate any future New Jersey WAP trusts required only for periodic payments to winners who decline lump sum payout.
Restricted Cash
To be consistent with the current period presentation, we reclassified the $14.3 million decrease in restricted cash for the six months ended March 31, 2005, in investing cash flows rather than net change in cash as previously presented. This reclassification had no impact on operating cash flows.
Hurricane Damages
We suffered damages and losses to our US gulf coast operations from the hurricanes in August and September 2005, primarily affecting gaming operations machines destroyed or temporarily shutdown. At March 31, 2006, approximately 500 gaming operations machines remain offline at damaged casinos.

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
Recently Issued Accounting Standards
SFAS 156
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, amending various accounting guidance for servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, which will be IGT’s fiscal year 2007. We do not anticipate a significant impact on our results of operations, financial position or cash flows from the adoption of this statement.
SFAS 155
In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, allowing companies to elect fair value measurement for instruments in their entirety in cases otherwise requiring a derivative to be bifurcated. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which will be IGT’s fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.
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
SFAS 123R (including FSP’s) and SAB 107
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
SFAS 123R is effective for the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R resulted in a reduction to earnings for the first half of 2006 consistent with past pro forma stock based compensation disclosures. See Note 2 for additional information.
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
Stock Incentive Plan
Under the IGT SIP, our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, non-vested shares (also known as restricted shares), or stock appreciation rights. SIP grants may vest over time of service or based on performance. We generally grant stock options at an exercise price equal to the market price at the date of grant, with a 10-year contractual term. Our share-based compensation arrangements typically vest ratably over five years of continuous service. At March 31, 2006, 17.6 million shares remain available for grant under the IGT SIP. Each restricted share granted counts as four shares against this allowance.
Current year stock options activity as of and for the six months ended March 31, 2006

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)

Outstanding at beginning of year	22,774	$22.80
Granted	1,296	29.92
Exercised	(3,702)	12.86
Forfeited	(158)	27.79
Expired	(28)	19.84

Outstanding at end of period	20,182	$25.04	7.2	$212.9

Exercisable at end of period	9,316	$20.34	6.2	$141.5

Current year restricted shares activity as of and for the six months ended March 31, 2006

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Contractual	Instrinsic
Restricted Shares	Shares	Fair Value	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	514	$26.78
Granted	236	31.45
Vested	(109)	32.34
Forfeited	(3)	34.71

Outstanding at end of period	638	$28.41	3.9	$22.5

Employee Stock Purchase Plan
Under the IGT qualified ESPP, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price is currently equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. Approximately 248,000 shares were issued in February 2006 under this plan. Based on expected payroll contributions as of March 31, 2006, we expect to issue approximately 244,000 shares in February 2007 under this plan. At March 31, 2006, 3.0 million shares were available for future grants.
Additionally, eligible UK employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. Approximately 2,000 shares were issued during the first six months of fiscal 2006 under this plan and approximately 707,000 shares were available for grant at March 31, 2006. Based on enrollment through March 2006, we expect to issue approximately 151,000 shares under this plan over the next seven years.
Expense Measurement and Recognition
On October 1, 2005, IGT adopted the provisions of SFAS 123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method and adjusted previously recorded deferred compensation back to additional paid-in capital. We continue to evaluate the provisions of SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” and have not yet elected the alternative method for establishing the APIC pool or determined the impact on cash flows.
For the six months ended March 31, 2006, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification or acquisition of outstanding unvested options. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.
With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the accelerated approach to the straight-line approach for future service based awards granted. We anticipate the straight-line method will provide a more meaningful measure of costs incurred. Compensation for share-based awards granted prior to the beginning of fiscal 2006 will continue to be recognized under the accelerated method. Unrecognized costs related to all share-based awards outstanding at March 31, 2006 totaled $57.3 million and is expected to be recognized over a weighted average period of 1.90 years.
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
Option Valuation Assumptions

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Expected volatility	0.28	0.35	0.29	0.34
Expected dividends	1.43%	1.69%	1.57%	1.53%
Expected term (in years)	4.3	3.7	4.4	3.4
Risk free rate	4.55%	3.70%	4.42%	3.35%

Additional Share-based Compensation Information

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

(In millions, except per share amounts)

Reported Share-based Compensation
Pre-tax share-based compensation	$8.0	$0.9	$17.5	$2.0
Tax benefit	(2.3)	(0.3)	(5.1)	(0.7)

After-tax share-based compensation	$5.7	$0.6	$12.4	$1.3

Pro Forma Net Income Comparison
Reported net income	$124.0	$93.9	$244.6	$216.4
Additional after-tax proforma share-based compensation	—	(6.8)	—	(13.8)

Comparative net income (prior year pro forma)	$124.0	$87.1	$244.6	$202.6

Basic EPS as reported	$0.37	$0.27	$0.73	$0.63
Basic EPS (prior year pro forma)	$0.37	$0.25	$0.73	$0.59

Diluted EPS as reported	$0.35	$0.26	$0.69	$0.59
Diluted EPS (prior year pro forma)	$0.35	$0.24	$0.69	$0.56

Other Share-based Compensation Information
Weighted average grant date fair value per share:
Options granted	$8.30	$7.83	$7.42	$8.12
Restricted shares granted	$31.45	$0.00	$31.45	$35.70

Total intrinsic value of options exercised	$66.2	$30.7	$79.8	$47.4
Total fair value of restricted shares vested	2.1	1.6	3.5	2.5

Exercises under all share-based payment arrangements:
Cash received	$44.8	$27.0	$54.0	$37.3
Tax benefit realized for tax return deductions	23.7	11.1	26.8	17.1
3. Inventories

	March 31,	September 30,
	2006	2005

(In millions)
Raw materials	$74.9	$69.8
Work-in-process	5.8	4.6
Finished goods	59.6	67.9

Total inventories	$140.3	$142.3

4. Property, Plant and Equipment

	March 31,	September 30,
	2006	2005

(In millions)
Land	$20.3	$20.7
Buildings	98.8	102.4
Gaming operations equipment	537.2	483.2
Manufacturing machinery and equipment	233.1	220.1
Leasehold improvements	11.9	10.5
Construction in process	47.7	39.3

Total	949.0	876.2
Less accumulated depreciation and amortization	(538.2)	(491.0)

Property, plant and equipment, net	$410.8	$385.2

Las Vegas facilities under construction totaled $36.8 million at March 31, 2006 and $25.1 million at September 30, 2005. During the first quarter of fiscal 2006, we listed our facilities in Rapid City, South Dakota for sale and reclassified them to other assets held for sale. As of March 31, 2006, the remaining net book value of these held for sale assets is $4.6 million.
5. Acquisitions
On August 25, 2005, we completed the acquisition of WagerWorks, a provider of internet gaming technology, content and services. We anticipate this business combination will facilitate the distribution of our game content across remote channels and mediums, including the internet and interactive television. Pro forma financial information is not provided as this acquisition is not material to our consolidated results.
As the business valuation is not yet complete, the purchase price allocation is preliminary. As of March 31, 2006, we allocated the aggregate purchase price of $89.1 million to:
ª	tangible assets of $5.7 million, including $1.4 million in cash

ª	current liabilities of $8.1 million

ª	identifiable intangibles of $31.1 million, including $10.1 million in patents, $7.0 million in contracts, and $14.0 million in developed technology

ª	$1.8 million of in-process R&D with no future alternative use, charged to R&D expense

ª	$58.6 million in goodwill not deductible for tax purposes
6. Allowances for Doubtful Notes and Contracts Receivable

	March 31,	September 30,
	2005	2005

(In millions)
Current	$26.6	$27.6
Long-term	16.3	15.2

	$42.9	$42.8

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

Our revenues and resulting receivables are concentrated in specific legalized gaming regions. The composition of our accounts, contracts, and notes receivable at March 31, 2006 was:

Nevada	27%
California	11
Other (5% or less individually)	36

Total North America	74%

Europe	14%
Other (5% or less individually)	12

Total International	26%

Consolidated	100%

8. Intangible Assets and Goodwill
Intangible Additions
Patent additions in the following table include capitalized legal costs. See Note 5 for additional information regarding acquisitions and valuation adjustments.

	Acquisitions and		Weighted Average Life
Six months ended March 31, 2006	Valuation Adjustments	Other Additions	(Years)

(In millions, except life)
Finite lived intangibles:
Patents	$0.1	$5.9	6
Contracts	(3.9)	—	8
Developed technology	0.8	4.5	7

Total	$(3.0)	$10.4

Intangible Balances

	March 31, 2006			September 30, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

(In millions)
Finite lived intangible assets
Patents	$325.4	$104.7	$220.7	$323.3	$92.7	$230.6
Contracts	19.5	7.5	12.0	23.4	5.6	17.8
Trademarks	5.0	4.3	0.7	9.8	8.5	1.3
Developed technology	44.2	11.1	33.1	38.9	7.7	31.2
Customer relationships	6.7	1.8	4.9	6.7	1.3	5.4
Backlog	—	—	—	6.1	6.1	—

Net carrying amount	$400.8	$129.4	$271.4	$408.2	$121.9	$286.3

Intangible Amortization
Our aggregate amortization expense totaled $11.1 million in the current quarter versus $9.2 million in the prior year quarter and $22.4 million in the six months ended March 31, 2006 versus $18.4 million for the same prior year period.

	2006	2007	2008	2009	2010

(In millions)
Estimated annual amortization	$45.3	$42.6	$38.2	$35.0	$31.1

Goodwill Activity by Segment

Six months ended March 31, 2005	North America	International	Total

(In millions)
Beginning balance	$994.3	$96.6	$1,090.9
Business acquisition	—	2.4	2.4
WagerWorks purchase price adjustments	—	2.0	2.0
Tax benefit of Anchor options exercised	(1.5)	—	(1.5)
Foreign currency translation adjustment	—	(0.6)	(0.6)

Ending balance	$992.8	$100.4	$1,093.2

In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.
9. Credit Facilities & Indebtedness

	March 31,	September 30,
Outstanding Balance	2006	2005

(In millions)
Senior credit facility	$200.0	$200.0
Foreign credit facilities	8.5	8.8
Senior convertible debentures, net of unamortized discount	607.6	602.2

Total notes payable, net	$816.1	$811.0

We continue to be in compliance with all applicable debt covenants at March 31, 2006.
Senior Credit Facility
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. The new five-year credit facility provides a $2.5 billion revolving line of credit; of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline (same day funds) borrowing. Borrowings outstanding totaled $200.0 million at March 31, 2006 and $4.2 million was reserved for letters of credit.
Interest rates and facility fees applicable to the credit facility are based on our public credit ratings and debt to capitalization ratio. Currently, the interest rate is LIBOR plus 37.5 bps with a facility fee of 12.5 bps. The revolver interest rate was 5.315% at March 31, 2006.
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
Foreign Credit Facilities
Our foreign credit facilities totaled $49.7 million, with $41.2 million available at March 31, 2006. Renewals occur annually in January and July.
Senior Convertible Debentures
On April 4, 2006, IGT entered into a new indenture as the result of exchanging our old Debentures for an equal aggregate principal amount at maturity of new Debentures and an exchange fee of $2.51 per Debenture. In the aggregate, $964.8 million, or 99.5%, of the old Debentures principal amount at maturity were tendered and accepted for exchange. The terms of the new Debentures are substantially similar to the old Debentures, except that the new Debentures include a net share settlement feature requiring us to satisfy our conversion obligation to holders in cash up to the accreted principal amount and in common shares for any remaining conversion value. Except for the exchange fee, there will be no impact on interest expense as a result of the exchange.
This exchange will reduce share dilution associated with the Debentures by enabling us to apply the treasury stock method for calculating diluted EPS related to contingently issuable shares. After the holders’ redemption right expired on January 29, 2006, we reclassified the Debentures to non-current liabilities.
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

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

(In millions, except per share amounts)
Income from continuing operations	$124.0	$93.9	$244.6	$216.4
After-tax interest expense on convertible debentures	1.9	2.4	4.2	4.7

Diluted EPS Numerator	$125.9	$96.3	$248.8	$221.1

Weighted average common shares outstanding:
Basic	336.4	345.2	336.8	345.5
Dilutive effect of stock awards	5.0	6.7	5.0	7.3
Dilutive effect of debentures	20.5	20.5	20.5	20.5

Diluted EPS Denominator	361.9	372.4	362.3	373.3

Basic earnings per share	$0.37	$0.27	$0.73	$0.63
Diluted earnings per share	$0.35	$0.26	$0.69	$0.59

Weighted average antidilutive stock award shares excluded from diluted EPS	7.6	8.9	9.2	5.6
On April 4, 2006, we issued new Debentures to holders who had properly tendered their old Debentures. This exchange will reduce share dilution associated with the Debentures by enabling us to apply the treasury stock method for calculating diluted EPS related to contingently issuable shares. Had the exchange occurred at the beginning of the second quarter, diluted weighted average shares outstanding would have been reduced by approximately 17.0 million shares, thereby increasing diluted EPS by $0.01 for the quarter. See Note 9 for additional information about the exchange. There were no other transactions between March 31, 2006 and May 4, 2006 that would have materially changed the number of basic or diluted shares outstanding.
11. Income Taxes
Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

12. Comprehensive Income

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

(In millions)
Net income	$124.0	$93.9	$244.6	$216.4
Currency translation adjustments	1.3	(1.9)	1.2	2.5
Investment securities unrealized losses	(0.1)	—	(0.1)	(0.1)

Comprehensive income	$125.2	$92.0	$245.7	$218.8

13. Commitments and Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations .
Alliance/Bally
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer to IGT’s complaint raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations and for intentional interference with prospective business advantage. IGT denies these allegations. In addition, IGT filed motions to strike portions of defendants’ answers and affirmative defenses and to dismiss certain of defendants’ counterclaims, which were denied in January 2006. Discovery is ongoing.
On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT, US Patent numbers RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction.
Aristocrat
On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The Complaint was served on IGT on December 13, 2005. Aristocrat alleges that IGT has willfully infringed U.S. Patent No. 6,093,102. Aristocrat contends that the patent covers its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit seeks unspecified damages and an injunction. IGT believes that the patent is invalid and not infringed and intends to vigorously defend the lawsuit. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On January 19, 2006, IGT filed its Answer to the First Amended Complaint. Discovery is ongoing.
Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. VLC filed its Plea in Defense in the warranty action in April 2006. The Court has scheduled trial of the entire action against Loto Quebec to commence in early 2007.
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

Miller
In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al. The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a TRO to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendants’ motion to dismiss the second amended complaint. On May 12, 2004, the Court issued an order denying defendants’ motion to dismiss. Pursuant to stipulation of the parties on August 13, 2004, plaintiff filed a third amended complaint. The Court denied defendants’ motion to dismiss the third amended complaint. On April 7, 2006 defendant filed a Notice of Removal to United States District Court, D. Nev. (Las Vegas), where proceedings will continue.
Nevada Sales/Use Tax Matter
In February 2003, an IGT employee, subsequently placed on administrative leave, filed a complaint under Nevada’s False Claims Act (State of Nevada ex rel. James McAndrews v. International Game Technology, Anchor Coin and Spin for Cash Wide Area Progressive) alleging that IGT failed to pay requisite Nevada sales/use taxes on certain Wheel of Fortune® games placed in Nevada since 1997 and in connection with royalties received under intellectual property licensing agreements related to the placement of Action Gaming games in Nevada since 1997. In February 2006, the Nevada Supreme Court ordered the case dismissed and in March 2006 the trial court entered an order of dismissal. Mr. McAndrews is no longer an IGT employee.
In October 2004 and again in July 2005, NDT advised us that we had a good-faith legal basis for our position that no sales tax was payable on royalties received, but that NDT believed that sales tax may be payable on some amount of the royalties. We disagreed with NDT’s position that sales tax may be payable on any part of the royalties. In February 2006, the audit of our sales/use tax returns by NDT for the years April 2000 through March 2003 was completed. The audit assessment was immaterial to our operating results, financial position and cash flows.
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
On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada. IGT filed a motion to dismiss the complaint in December 2004. The court denied the motion on May 2, 2005. IGT appealed this denial to the US Court of Appeals for the Ninth Circuit. The Ninth Circuit Court of Appeals denied our appeal in March 2006. Discovery is ongoing. IGT believes that the allegations are without merit and intends to vigorously defend this matter.
In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at March 31, 2006 totaled $102.7 million, with a remaining life of approximately 10 years.
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

In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. On August 10, 2004, the Ninth Circuit Court of Appeals upheld the US District court’s denial of class certification. The class plaintiffs did not appeal the decision and proceeded with only their individual claims. Prior to the scheduled trial date on September 7, 2005, the US District Court of Nevada granted the defendants’ pending motions for summary judgment. The plaintiffs timely filed a Notice of Appeal to the US Ninth Circuit Court.
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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $29.1 million at March 31, 2006. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.2 million at March 31, 2006.
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

Six months ended March 31,	2006	2005

(In millions)
Balance at beginning of year	$6.0	$6.9
Reduction for payments made	(2.7)	(3.5)
Accrual for new warranties issued	6.6	3.6
Adjustments for pre-existing warranties	(0.4)	(1.9)

Balance at end of period	$9.5	$5.1

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

14. Derivatives
Foreign Currency Hedging
At March 31, 2006, we hedged $139.5 million of net foreign currency exposure with $125.9 million in forward currency contracts versus $138.8 million of exposure hedged with $127.2 million in forward currency contracts at September 30, 2005.
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
15. Business Segments
We view our business in two regional operating segments, each incorporating all types of revenues:
ª	The North America Division aggregates our operations in the US and Canada

ª	The International Division aggregates our operations in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK.
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
We do not recognize inter-company revenues or expenses upon the transfer of gaming products between divisions. IGT’s segment profit reflects income before tax.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

(In millions)
North America Division
Revenues	$494.9	$476.0	$978.4	$939.4
Product sales	201.3	183.9	408.0	366.0
Gaming operations	293.6	292.1	570.4	573.4

Segment profit	198.5	161.2	385.4	330.5

International Division
Revenues	$149.5	$75.1	$282.2	$252.8
Product sales	131.9	68.3	249.7	240.4
Gaming operations	17.6	6.8	32.5	12.4

Segment profit	34.1	10.3	66.4	59.0

Corporate Division
Segment profit	$(34.6)	$(25.4)	$(65.4)	$(52.0)

Consolidated
Revenues	$644.4	$551.1	$1,260.6	$1,192.2
Product sales	333.2	252.2	657.7	606.4
Gaming operations	311.2	298.9	602.9	585.8

Segment profit	198.0	146.1	386.4	337.5

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
Our management’s discussion and analysis is organized into the following sections:
ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	CONSOLIDATED OPERATING RESULTS — a year-over-year comparative analysis of net income for the second quarter and first half of fiscal 2006

ª	BUSINESS SEGMENT RESULTS — a year-over-year comparative analysis of business segment results for the second quarter and first half of fiscal 2006

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the first half of fiscal 2006

ª	FINANCIAL CONDITION -— analysis of significant changes in our financial position
OUR BUSINESS
International Game Technology is a global company specializing in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products. We strive to maintain a diverse portfolio of gaming products that span a wide range of categories and target customer markets with a variety of games, platforms and systems offered to gaming jurisdictions worldwide.
We generated annual revenues of $2.4 billion in fiscal 2005. We derive our revenues in two ways, either from the sale (product sales) or placement (gaming operations) of our gaming products, services and/or intellectual property. Operating results reviewed by our chief decision makers encompass all revenue sources within each geographical customer region. We view our business in two regional operating segments, each incorporating all types of revenues:
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

We see opportunities to grow our business through increased profit contributions from our international operations, new North America markets and growth in the installed base of our gaming operation machines. We expect that future replacement sales of our machines will be driven by customer desire to update their floor with new games and technology. We anticipate an acceleration of this trend as we transition to server-based technology. We also see margin expansion opportunities generated by our diversified product mix and increased revenues from non-machine products. Non-machine sales include systems, parts, conversions, and royalties or licensing fees.
Notwithstanding these factors, we remain dependent upon gaming market expansion for growth. Expansion of new markets has been slower to materialize than we previously expected due to delays in legislative actions and/or regulatory approvals. Meaningful growth in new or expanding markets does not appear likely until 2007 and beyond. In spite of these delays, our business strategies remain focused on:
ª	the development and expansion of our product offerings

ª	capitalizing on new and expanding market opportunities

ª	gaining access to important intellectual property

ª	strategic acquisitions and alliances to enable development of leading gaming technology

ª	ensuring access to new distribution channels
Product Development
Our business model is the creation of game content and the delivery to consumers through our platforms and systems. We are a prominent designer of games, platforms and systems for the gaming industry. We accomplish this by anticipating consumer needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and reliable systems solutions. Our product development efforts are supported by a considerable emphasis and investment in research and development of future technology, which we expect will enable us to maintain a leadership position in the industry.
We continue to expand our for-sale game library, emphasizing development of games to address changing consumer preferences and other market trends. We strive to develop games that incorporate exciting winning combinations, innovative and entertaining bonus events and appealing graphics and sound. During the year, we have added themes for video reel slots and video poker and incorporated the popular multi-line multi-coin configuration to our spinning reels. In addition, during the current quarter, we began selling machines on our new AVP® TrimLine platform, generating a strong backlog, and increased sales of hardware conversion kits that upgrade the spinning reel from 3 to 5 reels.
We anticipate additional fiscal 2006 growth in our gaming operations installed base through new video game introductions. During the quarter, we introduced our first communal gaming device, the Wheel of Fortune® Super Spin™, in the North America and international markets. We continue to add themes to our multi-level, mystery progressive brands, that include Party Time!®, Fort Knox®, and our newest brand Jackpot Hunter™. We continually add innovation and enhanced player appeal to our proprietary games, and remain focused on improving gaming operations revenues through yield management strategies that enhance both the product and jurisdictional mix of our installed base. We continue to expand our international gaming operations with placements in the emerging Mexico market.
We remain focused on server-based initiatives, commencing our second commercial field trials and progressing through regulatory approvals during the second quarter. We are proceeding with the necessary steps in a long process of submittals, development and live testing in jurisdictions throughout the world. During the current quarter, we also entered into agreements for facilitating the development and introduction of certain Walker Digital casino innovations into our server-based gaming product line, providing access to an intellectual property portfolio focused on the creative use of casino networks, particularly for player preferences. We continue development efforts to refine our product and business model definition. As markets shift toward a more system-centric gaming environment, we expect a greater portion of our business will eventually come from non-machine revenues.
We continue our product integration efforts with PGIC and SMI to create a comprehensive automated table management system to be known as the Intelligent Table System™, combining complementary capabilities, technologies, and resources of the three companies. We have begun testing the product’s player and real-time bet tracking capabilities using RFID technology provided by PGIC with one Nevada customer. The second phase of integration and testing will incorporate the card tracking capabilities using technology provided by SMI. We anticipate introducing the product in our fiscal 2006 fourth quarter. A well-implemented casino management and patron loyalty system offers strategic and competitive value to a casino’s slot operations. We view the extension of this technology into the table games area as the next logical phase in the expansion of these products.

Market Opportunities
We market our gaming products to legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue opportunities in international markets. The opportunities and challenges, and the extent of our successes, vary across these jurisdictions.
We previously estimated that new North America and international markets would materialize during fiscal 2006, but current market dynamics suggest that significant expansion could be delayed until fiscal 2007 and beyond. Although the timing remains uncertain, we do expect that opportunities will eventually come from new jurisdictions and expansion of existing markets.
We continue to monitor expanding and emerging markets in North America as states consider some form of legalized gaming. The new markets in Florida, Pennsylvania, and Arkansas continue with the regulatory process and we anticipate expansion in these markets in fiscal 2007. In California, there is the potential for new and renegotiated tribal state compacts that could spur further expansion in fiscal 2007. We are also monitoring gaming legislation in potential new markets in the states of Kansas, Ohio, Maryland, Massachusetts and Texas, all showing interest in some form of legalized gaming.
Gaming expansion is ongoing in numerous CDS and Class II markets nationwide, including Alabama, California, and Florida. In Oklahoma, the market recently expanded to include Class III compacted gaming in addition to CDS and Class II gaming. Racino markets in Maine, New York and Rhode Island continue to grow. New York continues to expand its program with anticipated future openings in Yonkers and Aqueduct scheduled for late fiscal 2006 and early fiscal 2007. We gained incremental market share of lease operation machines in New York, Rhode Island, and Delaware in the current quarter.
The outlook for international market expansion continues to improve as we focus on opportunities in Asia and Latin America. We are concentrating our management and development resources toward product localization, so we export a US manufactured product customized for local cultures. With the prospects of new international jurisdictions, we anticipate our international markets will continue to grow in significance over the next several years and increase their share of overall contribution.
Competition
The market for gaming machines and systems is intensely competitive principally through new product development. We maintain a global competitive advantage because of our ability to:
ª	offer a dynamic and diverse library of innovative and strong performing games

ª	develop and protect our extensive collection of intellectual properties

ª	provide the highest levels of customer service and support
We also competitively benefit from our:
ª	financial strength to aggressively research and develop new products, as well as invest in strategic acquisitions and alliances

ª	extensive and well established infrastructure of sales and manufacturing

ª	worldwide recognition and geographic diversity
We currently hold a significant share of the total gaming devices on North America casino floors. Within that population, our share of spinning reel and video poker machines remains stable, but we are experiencing increased competitive pressure within the video spinning reel gaming machines business. We expect to maintain a leading share of the total population of gaming devices installed over the long-term, despite quarterly fluctuations that will occur from time to time.
The marketplace for recurring revenue units is also competitive. We proactively manage our proprietary installed base in order to offer the strongest performing games placed on casino floors. We expect our ability to develop exciting new themes and expand our installed base should enable us to maintain a leading market share.
Sales of our IGT Advantage™ systems continue to capture market share because of its value added technology offerings. With a number of significant new IGT Advantage™ systems contracts, we now have systems relationships with most major gaming operators. At March 31, 2006, 550 IGT slot systems were installed worldwide versus 450 systems at March 31, 2005.
Capital Deployment
We continued to generate operating cash flows in the current six months of fiscal 2006, affording us the flexibility to reinvest in our business through capital expenditures and business alliances, as well as to provide returns to our shareholders through dividends and share repurchases. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase and dividend activity.
We enter into strategic business alliances as part of our ongoing efforts to create shareholder value designed to complement our internal resources. In keeping with efforts to diversify and expand, during the second quarter we purchased a minority equity interest in Walker Digital’s gaming subsidiary, Casino IP Holdings, LLC, and executed agreements for cooperative product development and marketing.
Hurricane Impact
We suffered damages and losses to our US gulf coast operations in the wake of hurricanes in August and September 2005. At March 31, 2006, approximately 500 gaming operations machines remain out of service.
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
RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of fiscal 2006, we adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation in our financial statements. See the CONSOLIDATED OPERATING RESULTS section that follows for a discussion of the impact to the current quarter and six months operating results and Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.
CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US, which require us to make assumptions and estimates about future events and apply judgment that affect reported amounts and disclosures. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and those differences could be material. Our estimates are based on historical experience, current trends in our company, and the industry as a whole, and other factors management considers relevant at the time our consolidated financial statements were prepared.
We consider the following accounting estimates to be the most critical to aid in fully understanding and evaluating our reported financial results and they require us to make difficult, subjective or complex judgments about matters that are inherently uncertain or variable. Senior management has discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the Audit Committee of our Board of Directors.
ª	Share-based compensation

ª	Jackpot liabilities and expenses

ª	Intangible assets, goodwill and prepaid royalties

ª	Income taxes

ª	Bad debt expense

ª	Inventory and gaming operations equipment
Except for the addition of share-based compensation below, we have made no significant changes to our critical accounting estimates since those presented in our Annual Report on Form 10-K for the year ended September 30, 2005.
Share-based Compensation
We began accounting for share-based compensation in accordance with SFAS 123R in the first quarter of fiscal 2006. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions, except units, ASP, ARPU, ARDU & EPS)
Total
Revenues	$644.4	$551.1	$93.3		17%	$1,260.6	$1,192.2	$68.4		6%
Gross profit	350.2	273.8	76.4		28%	682.1	586.8	95.3		16%
Gross margin	54%	50%	4	pp	8%	54%	49%	5	pp	10%

Operating income	$192.7	$146.2	$46.5		32%	$378.5	$335.9	$42.6		13%
Operating margin	30%	27%	3	pp	11%	30%	28%	2	pp	7%

Net income	$124.0	$93.9	$30.1		32%	$244.6	$216.4	$28.2		13%

Diluted EPS	$0.35	$0.26	$0.09		35%	$0.69	$0.59	$0.10		17%

Product Sales
Machines	$244.7	$176.1	$68.6		39%	$476.2	$466.5	$9.7		2%
Non-machine	88.5	76.1	12.4		16%	181.5	139.9	41.6		30%
Total product sales	333.2	252.2	81.0		32%	657.7	606.4	51.3		8%

Gross profit	$166.3	$128.0	$38.3		30%	$332.7	$291.5	$41.2		14%
Gross margin	50%	51%	(1)	pp	-2%	51%	48%	3	pp	6%

Units sold	36,900	22,600	14,300		63%	66,000	77,900	(11,900)		-15%
ASP	$6,600	$7,800	$(1,200)		-15%	$7,200	$6,000	$1,200		20%
ARPU	$9,000	$11,100	$(2,100)		-19%	$10,000	$7,800	$2,200		28%

Gaming operations
Revenues	$311.2	$298.9	$12.3		4%	$602.9	$585.8	$17.1		3%
Gross profit	183.9	145.8	38.1		26%	349.4	295.3	54.1		18%
Gross margin	59%	49%	10	pp	20%	58%	50%	8	pp	16%

Installed base units	44,400	37,900	6,500		17%	44,400	37,900	6,500		17%
ARDU	$78.00	$88.00	$(10.00)		-11%	$78.00	$86.00	$(8.00)		-9%
Operating income improved over the prior year, notwithstanding a decrease in North America units sold, primarily due to:
ª	increasing game placements and operating efficiencies in gaming operations

ª	strong broad-based international operating results

ª	growing contributions from non-machine and newer North America platform product sales
EPS was positively impacted by share repurchases. The exchange of our old Debentures for new Debentures with a net settlement feature on April 4, 2006 is expected to further reduce future share dilution benefiting diluted EPS by approximately $0.01 per quarter. See Note 9 and 10 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this exchange.
Product Sales
Revenues and gross profits grew in the current periods driven by:
ª	broad-based improvements across international markets, especially sales in Japan of our latest pachisuro game release

ª	newer platform sales

ª	increasing non-machine sales of gaming systems and game theme conversions
Gross margins and ARPU in the current quarter declined due to the greater mix of lower-margin Japanese pachisuro games, offset by stronger North America margins on new platform sales and other international product sales. We estimate our consolidated product sales gross margins will fluctuate between 47% and 50% depending on the geographical mix and types of products sold.
Gaming Operations
Revenue growth in the current quarter and first half of fiscal 2006 is attributable to installed base growth in both casino and lease operations markets and stronger game play performance.
Prior year gross profits were negatively affected by asset obsolescence charges of $19.9 million as a result of demand transitioning toward newer products and cabinet styles.

Gross margin expansion year over year was also driven by:
ª	a greater mix of CDS and Class II market games carrying lower revenue yields, but higher margins

ª	success with our low-denomination and multi-level progressive games

ª	lower jackpot expenses related to effective yield and cost management strategies, as well as favorable shifts in interest rates
We estimate our consolidated gaming operations gross margin will trend between 57% and 59% for the remainder of fiscal 2006, depending on the mix of game placements, movements in interest rates and play levels.
Operating Expenses

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions)
Selling, general and administrative	$92.9	$75.9	$(17.0)		-22%	$177.3	$150.2	$(27.1)		-18%
Depreciation and amortization	20.0	17.0	(3.0)		-18%	40.4	33.6	(6.8)		-20%
Research and development	44.4	36.4	(8.0)		-22%	85.5	68.1	(17.4)		-26%
Bad debt provisions	0.2	(1.7)	(1.9)		-112%	0.4	(1.0)	(1.4)		-140%

Total	$157.5	$127.6	$(29.9)		-23%	$303.6	$250.9	$(52.7)		-21%

Percent of revenues	24%	23%	(1	) pp	-4%	24%	21%	(3	) pp	-14%
Operating expenses increased during the current periods primarily due to:
ª	higher legal and compliance costs in SG&A

ª	additional investment in R&D to support next generation technologies

ª	current SFAS 123R share-based compensation of $7.6 million for the quarter and $16.6 million for the six months in SG&A and R&D

ª	additional WagerWorks operating expenses of $6.1 million for the quarter and $11.6 million for the half year period, including amortization of acquired intangibles

ª	prior year bad debt provisions benefiting from an improved collection risk profile
Other Income (Expense) and Taxes

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2006	2005	Amount	%	2006	2005	Amount	%

(In millions)
Interest income	$15.9	$16.1	$(0.2)	-1%	$31.6	$31.5	$0.1	*
Interest expense:	(11.3)	(14.4)	3.1	22%	(24.9)	(29.3)	4.4	15%
Other	0.7	(1.8)	2.5	*	1.2	(0.6)	1.8	*

Total other income (expense)	$5.3	$(0.1)	$5.4	*	$7.9	$1.6	$6.3	*

Income tax provisions	$74.0	$52.2	$(21.8)		$141.8	$121.1	$(20.7)
Tax rate	37.4%	35.7%			36.7%	35.9%
Interest income decreased primarily due to the deconsolidation of the NJ trust substantially offset by higher interest yields on investments and receivables. The deconsolidation of the NJ trust also resulted in lower interest expense. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for further information about the NJ trusts deconsolidation. Other improved as a result of legal settlement charges in the prior year quarter.
Our effective tax rate increased during the current quarter due to the expiration of R&D credits and non-deductible amortized share-based compensation. We anticipate our effective tax rate will range between 36.5% and 37.0% for the remainder of fiscal 2006, partially dependent on potential extension of the R&D credit.

BUSINESS SEGMENT RESULTS — A Year Over Year Comparative Analysis
Operating income for each division below reflects applicable operating expenses. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information related to our business segments.
North America Division

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions, except units, ASP, ARPU)
Total segment
Revenues	$494.9	$476.0	$18.9		4%	$978.4	$939.4	$39.0		4%
Gross profit	282.1	237.8	44.3		19%	549.5	482.0	67.5		14%
Gross margin	57%	50%	7	pp	14%	56%	51%	5	pp	10%

Operating income	$192.8	$158.5	$34.3		22%	$374.7	$322.9	$51.8		16%
Operating margin	39%	33%	6	pp	18%	38%	34%	4	pp	12%

Product Sales
Machines	$130.5	$120.7	$9.8		8%	$263.8	$252.6	$11.2		4%
Non-machine	70.8	63.2	7.6		12%	144.2	113.4	30.8		27%
Total product sales	201.3	183.9	17.4		9%	408.0	366.0	42.0		11%

Gross profit	$110.4	$97.5	$12.9		13%	$222.2	$196.8	$25.4		13%
Gross margin	55%	53%	2	pp	4%	54%	54%	—	pp	—

Units sold	12,900	13,300	(400)		-3%	27,200	28,000	(800)		-3%
ASP	$10,100	$9,100	$1,000		11%	$9,700	$9,000	$700		8%
ARPU	$15,600	$13,800	$1,800		13%	$15,000	$13,100	$1,900		15%

Gaming operations
Revenues	$293.6	$292.1	$1.5		1%	$570.4	$573.4	$(3.0)		-1%
Gross profit	171.7	140.3	31.4		22%	327.3	285.2	42.1		15%
Gross margin	58%	48%	10	pp	21%	57%	50%	7	pp	14%

Installed base units	39,200	36,900	2,300		6%	39,200	36,900	2,300		6%
The North America division achieved increased revenues, gross profit and margins, and operating income in the current quarter and first six months of fiscal 2006, as a result of an improved machine product mix, higher non-machine (systems, parts, and conversions) sales, growth in our installed base of recurring revenue machines, and improved efficiencies of our gaming operations business.
Product sales revenues, ASP and ARPUs increased in the current quarter and first half of fiscal 2006 despite lower volumes as a result of a stronger product mix that included sales of our new AVP® TrimLine product and increased non-machine related revenues.
Gaming operations revenues grew in the current quarter and declined slightly in the first six months of fiscal 2006 as we experienced significant increases in our installed base of games that carry lower revenue yields but provide higher contributions to gross margins. Improvements in gross margins in the current quarter and first six months of fiscal 2006 were primarily due to:
ª	a more favorable product mix in the installed base

ª	success of our low-denomination and multi-level progressive games

ª	effective yield and cost management

ª	volume of slot play

ª	favorable shifts in interest rates
Additionally, gross margins in the prior year periods were adversely affected by asset obsolescence charges of $19.9 million as demand transitioned toward our innovative new gaming operations products and cabinet styles.
The growth in our installed base of proprietary games included:
ª	additional casino operation placements in CDS and Class II markets in California, Florida, Alabama, and expansion of our Instant Bingo and poker products in Oklahoma

ª	incremental leased operation market placements in New York, Rhode Island, and Delaware
While growth in our installed base is dependent on gaming industry expansion, we continually focus on strategies to improve yields. This includes managing the types of games and jurisdictions, replacement of underperforming games with higher yielding games, pace of new game introductions, and the size of initial progressive jackpots.
International Division

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2006	2005	Amount	%	2006	2005	Amount	%

(In millions, except units, ASP, ARPU)
Total segment
Revenues	$149.5	$75.1	$74.4	99%	$282.2	$252.8	$29.4	12%
Gross profit	68.1	36.0	32.1	89%	132.6	104.8	27.8	27%
Gross margin	46%	48%	(2) pp	-4%	47%	41%	6 pp	15%

Operating income	$34.4	$10.5	$23.9	228%	$68.6	$57.9	$10.7	18%
Operating margin	23%	14%	9 pp	64%	24%	23%	1 pp	4%

Product Sales
Machines	$114.2	$55.4	$58.8	106%	$212.4	$213.9	$(1.5)	-1%
Non-machine	17.7	12.9	4.8	37%	37.3	26.5	10.8	41%
Total product sales	131.9	68.3	63.6	93%	249.7	240.4	9.3	4%

Gross profit	$55.9	$30.5	$25.4	83%	$110.5	$94.7	$15.8	17%
Gross margin	42%	45%	(3) pp	-7%	44%	39%	5 pp	13%

Units sold	24,000	9,300	14,700	158%	38,800	49,900	(11,100)	-22%
ASP	$4,800	$5,900	$(1,100)	-19%	$5,500	$4,300	$1,200	28%
ARPU	$5,500	$7,300	$(1,800)	-25%	$6,400	$4,800	$1,600	33%

Gaming operations
Revenues	$17.6	$6.8	$10.8	159%	$32.5	$12.4	$20.1	162%
Installed base units	5,200	1,000	4,200	420%	5,200	1,000	4,200	420%
International product sales revenue grew in the current quarter primarily due to increased volumes that included the release of the Nobunaga 2™ Japanese pachisuro game, our first game developed under Japan’s new more restrictive Regulation 5 requirements. We sold 11,700 Nobunaga 2™ games in the current quarter, while the prior year quarter did not include any material unit sales in Japan. During the current quarter, we also realized broad-based international improvements most notably in the UK, Europe, Latin America, and Australia.
Current quarter product sales gross margins and ARPU declined due to the greater mix of lower-margin pachisuro sales in Japan.
Product sales revenues grew despite fewer Japanese units sold in the first half of fiscal 2006, as a result of strong results posted across other international markets. Additionally, gross margins and ARPU improved in the current six months primarily due to:
ª	fewer lower-margin Japanese pachisuro games sold in the current period compared to 29,600 The Terminator™ games in the prior year

ª	a more favorable mix of systems and other non-machine revenues

ª	a strong mix of premium products in Australia
We anticipate international margins will continue to fluctuate depending upon the geographic mix of product sales, especially related to Japan’s pachisuro machines. Successes in Japan can contribute significantly to our gross profit and operating income, but these lower priced pachisuro games reduce gross margin.
Additionally, other factors that may influence fluctuations in our international results for the remainder of fiscal 2006 include:
ª	transitions in Japan’s regulatory environment

ª	benefits of UK early freedom regulations not expected to repeat in the second half

ª	additional environmental requirements resulting from compliance with RoHS Directive in the European Union
Gaming operations revenues increased in the current quarter and first six months of fiscal 2006 as a result of growth in the installed base. Increases in the installed base were driven by additional lease operation units in the emerging Mexico market as well as the introduction of WAP units in South Africa.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from operations, which allows us to reinvest in our business. Other sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facility and the issuance of equity securities. We expect our available capital resources will sufficiently fund current capital expenditures and operating requirements, scheduled debt repayments, dividends, interest and income tax obligations.
Our working capital increased to $855.0 million at March 31, 2006 from $219.6 million at September 30, 2005, primarily due to the reclassification of our Debentures to non-current with the expiration of holders’ rights to cash redemption on January 29, 2006. Working capital statistics for the trailing twelve months ended March 31, 2006 compared to the prior year period as follows:
ª	average days sales outstanding increased to 80 days versus 73 days

ª	inventory turns increased to 4.4 compared to 3.7
Cash Flows Summary

	Six Months Ended		Favorable
	March 31,		(Unfavorable)
	2006	2005	Amount	%

(In millions)
Operations	$204.8	$343.2	$(138.4)	-40%
Investing	(106.5)	(179.7)	73.2	41%
Financing	(109.7)	(183.7)	74.0	40%
Effects of exchange rates	1.7	(0.8)	2.5	313%

Net change	$(9.7)	$(21.0)	$11.3	54%

Operations
Operating cash flows for the first half of fiscal 2006 decreased over the prior year period primarily due to:
ª	trade receivables consistent with the growth in product sales

ª	income tax payment timing

ª	prepayments for the extension of exclusive rights to licensed properties
Fluctuations in net cash flows related to WAP jackpot liabilities reflect timing variations in jackpot life cycles, slot play volumes, and winner payments. The deconsolidation of New Jersey’s past winner liabilities is also reducing amounts of winner payments, as well as investing cash flows from jackpot annuity proceeds. See Note 1 of our Consolidated Financial Statements in our most recent Form 10-K for additional information about accounting for jackpot liabilities.
Investing
Additional investing cash flows provided in the current six months compared to last year is predominantly due to net investment securities proceeds, offset by our equity investment in Casino IP Holdings, LLC and additional capital expenditures. Increased spending for gaming operations equipment is consistent with the growth in our installed base (refer to OPERATING RESULTS discussion above).

	Six Months Ended		Increase
	March 31,		(Decrease)
Capital Expenditures	2006	2005	Amount	%

(In millions)
Property, plant and equipment	$27.0	$25.6	$1.4	5%
Gaming operations equipment	101.7	73.5	28.2	38%
Intellectual property	5.8	6.0	(0.2)	-3%

Total capital expenditures	$134.5	$105.1	$29.4	28%

North America	71%	95%
International	29%	5%
Financing
Fluctuations in financing cash flows are attributable to additional current period proceeds from employee stock plans, including excess tax benefits realized, and timing differences in dividend payments.

Stock Repurchase Plan
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 17.8 million at March 31, 2006. We repurchase shares in open market or privately negotiated transactions, depending on market conditions and other factors, to return value to shareholders and reduce outstanding share dilution. We repurchased 5.3 million shares for an aggregate price of $173.1 million in the first half of fiscal 2006. There is no expiration date specified for this plan.
In September 2005, we prepaid $74.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares on November 15, 2005. Since our stock price was above $27.40 per share on November 15, 2005, we received $77.8 million in cash. The result of this transaction is reflected in stockholders’ equity. We may use structured share repurchases again in the future.
Credit Facilities and Indebtedness
On April 4, 2006, we completed the exchange of 99.5% or $964.8 million aggregate principal amount at maturity of our old Debentures for new Debentures with a net share settlement feature, which requires us to settle the conversion obligation to holders in cash up to the accreted principal amount and in common shares for any remaining conversion value. All other terms of the new debentures are substantially the same. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding redemption and conversion rights.
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. We continue to be in full compliance with all covenants contained in all debt agreements at March 31, 2006.
FINANCIAL CONDITION

			Increase
	March 31,	September 30,	(Decrease)
	2006	2005	Amount	%

(In millions)
Total assets	$3,854.9	$3,864.4	$(9.5)	0%
Total liabilities	1,786.1	1,958.7	(172.6)	-9%
Total stockholders’ equity	2,068.8	1,905.7	163.1	9%
Total assets and liabilities decreased by $139.2 million during the current period with the deconsolidation of our NJ trust VIEs as explained in Note 1 of our Unaudited Condensed Consolidated Financial Statements. This decrease to total assets was offset by increases in:
ª	receivables related to sales timing

ª	other assets related to prepaid licensing rights and intellectual property investments

ª	gaming operations equipment
Total liabilities also decreased due to employee incentives and taxes paid during the current period.
Total stockholders’ equity increased during the first half of fiscal 2006 primarily as the result of:
ª	earnings

ª	proceeds from employee stock plans

ª	partially offset by dividends declared and share repurchases
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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains statements which do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	our market share and competitive advantage

ª	the total market installed base

ª	capitalizing on gaming expansion and new market opportunities

ª	critical accounting estimates

ª	tax exposure and tax rates

ª	future gross margins or EPS

ª	replacement market trends

ª	available capital resources

ª	possible losses from off-balance sheet arrangements

ª	incremental future growth through acquisitions

ª	opportunities to increase profit contribution

ª	future gaming product developments

ª	ensuring access to new distribution channels

ª	gaining access to important intellectual property

ª	regulatory developments
Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those expressed or implied. The forward looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.
We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:
Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:
ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations
Our business is vulnerable to changing economic conditions, including:
ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in tax laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures

Demand for our products would be adversely affected by:
ª	reduced growth or continued delays of new market openings and/or existing market expansions

ª	delays of scheduled openings of newly constructed or planned casinos

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, jackpot fatigue (declining interest in smaller jackpots) or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	uncertain timing for technology upgrades

ª	product anomalies and/or fraudulent manipulation of our gaming products

ª	loss of casino floor space to table games

ª	casino operators designing and developing slot machine content

ª	casino operators developing strategic alliances with competitors

ª	a decline in public acceptance of gaming
We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:
ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in legislative actions and/or approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

ª	customers’ inability to repay IGT development financing loans due to unfavorable legislation, regulation, or regulatory interpretation that impairs their ability to conduct planned gaming operations
Our intellectual property rights are subject to risks, including:
ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively
Our outstanding debt obligations subject us to certain additional risks, including:
ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry

ª	disadvantaging us compared to competitors with less indebtedness
Our business operations are subject to other risks, including:
ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of litigation related to legal actions pending against IGT

ª	the timely and cost effective integration of acquired companies into our operations

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native America jurisdictions which may subject us to sovereign immunity risk

ª	natural disasters, acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Except for the changes to Convertible Debentures Price Risk below, there have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2005.
Convertible Debentures Price Risk
The fair value of our Debentures is sensitive to changes in both our stock price and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would have decreased the fair value of our Debentures by approximately $67.3 million at March 31, 2006 compared to $12.9 million at September 30, 2005. Assuming a constant stock price, we estimate a 100 bps increase in interest rates would not have decreased the fair value of our Debentures at March 31, 2006 compared to a decrease of $1.5 million at September 30, 2005.
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
As of the end of the period covered by this report, with the supervision and participation of management, including the CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our evaluation excludes WagerWorks, Inc., acquired on August 25, 2005, comprising less than 1.0% of consolidated revenues for the six months ended March 31, 2006 and 2.5% of consolidated assets as of March 31, 2006.
Changes in Internal Control over Financial Reporting
As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Convertible Debenture Exchange
On March 29, 2006, IGT’s offer to exchange up to $969.7 million in aggregate principal amount at maturity of its outstanding convertible Debentures expired. In the aggregate, $964.8 million principal amount at maturity of the old Debentures, representing approximately 99.5% of the outstanding principal amount at maturity of the old Debentures, were tendered and accepted for exchange. The terms of the new Debentures are substantially similar to the old Debentures, except that the new Debentures include a net share settlement feature, which requires us to satisfy our conversion obligation to holders in cash up to the accreted principal amount and in common shares for the remaining conversion value.
On April 4, 2006, the new Debentures were issued to holders who had properly tendered their old Debentures along with an exchange fee of $2.51 for each $1,000 in aggregate principal amount at maturity of old Debentures exchanged.
For additional information, including registration exemption and terms of conversion, refer to our Form 8-K filed on April 5, 2006 and exhibit 4.1 included in Item 6 of this report.
Issuer Purchases of Equity Securities
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 17.8 million at March 31, 2006. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors.
Shares purchased in the table below exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. There were no additional share repurchases from March 31, 2006 through May 4, 2006.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares Still
	Total		as part of a	Available for
	Number of	Average	Publicly	Purchase
	Shares	Price Paid	Announced	Under the
Periods	Purchased	Per Share	Plan	Plan

(In millions, except per share amounts)
January 1 - January 28, 2006	0.5	$35.56	0.5	20.1
January 29 - February 25, 2006	1.7	$36.07	1.7	18.4
February 26 - April 1, 2006	0.6	$35.61	0.6	17.8

Balance at end of period	2.8	$35.89	2.8

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On March 7, 2006, IGT held its annual meeting of stockholders.

(b)	The following directors were elected to serve until the next annual meeting: Neil Barsky, Robert A. Bittman, Richard R. Burt, Leslie S. Heisz, Robert A. Mathewson, Thomas J. Matthews, Robert Miller and Frederick B. Rentschler. These directors constitute all of the directors of IGT.

(c)	Voting for the directors was as follows:

	Number of	Number of
	Shares Voted for	Shares Withheld

Neil Barsky	278,396,270	29,185,997
Robert A. Bittman	301,754,679	5,827,588
Richard R. Burt	302,830,488	4,751,779
Leslie S. Heisz	302,904,234	4,678,033
Robert A. Mathewson	292,616,547	14,965,720
Thomas J. Matthews	301,877,340	5,704,927
Robert Miller	284,963,108	22,619,159
Frederick B. Rentschler	300,798,926	6,783,341
At the meeting, stockholders also approved an amendment to the International Game Technology 2002 Stock Incentive Plan to increase by 9,000,000 the number of shares of common stock authorized to be issued under the plan. The number of shares voted for the plan amendment totaled 178,713,533 with 71,578,383 shares against, 2,350,872 shares abstaining and 54,939,479 broker non-votes.

Stockholders also approved the following amendments to our ESPP with 247,745,417 share voting for the plan amendments, 2,633,946 against, 2,264,526 shares abstaining and 54,938,378 broker non-votes.
ª	Discretion to Set Exercise Price. The amended and restated ESPP allows management the flexibility to establish the exercise price of an ESPP option granted by applying a discount of up to 15% to:
(1)	the fair market value of our common stock on the first day of an Offering Period,
(2)	the fair market value of our common stock on the last day of an Offering Period, or
(3)	the lesser of the fair market value of our common stock on the first or last day of an Offering Period.
ª	Extension of Plan Term. As amended and restated, the ESPP extends the term of the plan until February 28, 2015.
In addition, stockholders ratified the appointment of Deloitte & Touche LLP as IGT’s independent auditors for the fiscal year ending September 30, 2006. The number of shares voted for the appointment totaled 302,888,509 with 2,653,658 shares against, and 2,040,098 shares abstaining.
Item 5. Other Information
None.

Item 6. Exhibits

4.1		Indenture, dated as of April 4, 2006, between the Company and The Bank of New York, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed April 5, 2006)

10.1	*	International Game Technology 2002 Stock Incentive Plan, as amended March 7, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 13, 2006)

10.2	*	International Game Technology Employee Stock Purchase Plan, amended and restated effective as of December 8, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed March 13, 2006)

10.3	*	Summary of Named Executive Officer Compensation Arrangements at March 31, 2006

31.1		Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	*	Management contract or compensatory plan or arrangement

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2006

INTERNATIONAL GAME TECHNOLOGY
By:	/s/ Maureen Mullarkey
Maureen T. Mullarkey
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

10.3	*	Summary of Named Executive Officer Compensation Arrangements at March 31, 2006

31.1		Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	*	Management contract or compensatory plan or arrangement