Form 10-Q
period 2006-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2006-08-08
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
www.IGT.com
(Registrant’s website)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2006

Common Stock par value $.00015625 per share	339,408,216

INTERNATIONAL GAME TECHNOLOGY

i

DEFINITIONS

Abbreviation or acronym	Meaning as used in this report
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
APIC	Additional paid-in capital
ARB	Accounting Research Bulletin
ARDU	average revenue per day per unit
ARPU	average revenue per unit
ARS	Auction Rate Securities
ASP	average sales price per machine
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Debentures	Senior Convertible Debentures due January 29, 2033
EBITDA	earnings before interest, taxes, depreciation and amortization
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ERP	enterprise resource planning
ESPP	Employee Stock Purchase Plan
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretations
FSP	FASB Staff Position
MLP	multi-level progressive
NDT	The Nevada Department of Taxation
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International Corporation
pp	percentage points
R&D	research and development
RFID	radio frequency identification
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SIP	Stock Incentive Plan
SMI	Shuffle Master, Inc.
SG&A	selling, general and administrative
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
WW or WagerWorks	WagerWorks, Inc.
WAP	wide area progressive
*	not meaningful (in tables)
IGT, we, our, management, Company	International Game Technology, consolidated
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions, except per share amounts)
Revenues
Product sales	$297.6	$274.5	$955.3	$880.9
Gaming operations	314.8	305.1	917.7	890.9

Total revenues	612.4	579.6	1,873.0	1,771.8

Costs and operating expenses
Cost of product sales	148.7	130.8	473.7	445.7
Cost of gaming operations	131.2	140.6	384.7	431.2
Selling, general and administrative	92.9	86.3	270.2	236.5
Research and development	44.2	35.8	129.7	103.8
Depreciation and amortization	22.4	17.2	62.9	50.8
Bad debt provisions	1.4	1.5	1.8	0.5

Total costs and operating expenses	440.8	412.2	1,323.0	1,268.5

Operating income	171.6	167.4	550.0	503.3

Other income (expense)
Interest income	16.4	28.5	48.0	60.1
Interest expense	(13.0)	(13.9)	(37.9)	(43.2)
Other	(0.4)	(2.0)	1.0	(2.8)

Total other income (expense)	3.0	12.6	11.1	14.1

Income before tax	174.6	180.0	561.1	517.4
Income tax provisions	60.5	65.3	202.3	186.3

Net income	$114.1	$114.7	$358.8	$331.1

Basic earnings per share	$0.34	$0.33	$1.06	$0.96

Diluted earnings per share	$0.33	$0.32	$1.02	$0.91

Cash dividends declared per share	$0.125	$0.120	$0.375	$0.360

Weighted average shares outstanding
Basic	338.0	343.5	337.0	344.8
Diluted	346.9	369.3	356.8	371.9
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$356.3	$288.9
Investment securities, at market value	124.8	268.3
Restricted cash and investments	97.9	130.9
Accounts receivable, net of allowances for doubtful accounts of $20.2 and $20.4	360.4	327.8
Current maturities of notes and contracts receivable, net	88.4	98.2
Inventories	162.2	142.3
Jackpot annuity investments	46.9	52.2
Deferred income taxes	56.3	50.0
Prepaid expenses and other	194.0	78.6

Total current assets	1,487.2	1,437.2
Notes and contracts receivable, net	59.5	49.3
Property, plant and equipment, net	427.7	385.2
Jackpot annuity investments	343.1	469.4
Deferred income taxes	76.3	43.2
Intangible assets, net	262.5	286.3
Goodwill, net	1,095.5	1,090.9
Other assets	194.4	102.9

	$3,946.2	$3,864.4

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$—	$611.0
Accounts payable	100.2	96.7
Jackpot liabilities	170.1	203.9
Accrued employee benefit plan liabilities	54.6	60.2
Dividends payable	42.4	42.6
Accrued income taxes	2.7	14.5
Other accrued liabilities	166.5	188.7

Total current liabilities	536.5	1,217.6
Notes payable, net of current maturities	810.3	200.0
Non-current jackpot liabilities	376.4	501.9
Other liabilities	33.6	39.2

	1,756.8	1,958.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 719.5 and 712.8 shares issued	0.1	0.1
Additional paid-in capital	1,835.2	1,623.6
Treasury stock at cost: 380.0 and 374.6 shares	(2,353.0)	(2,176.9)
Deferred compensation	—	(11.4)
Retained earnings	2,703.5	2,471.1
Accumulated other comprehensive income (loss)	3.6	(0.8)

	2,189.4	1,905.7

	$3,946.2	$3,864.4

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

	Nine Months Ended
	June 30,
	2006	2005
(In millions)
Operations
Net income	$358.8	$331.1
Adjustments:
Depreciation, amortization and asset charges	174.1	150.3
Debt discounts and deferred offering costs	11.4	12.4
Share-based compensation	25.9	2.9
Bad debt provisions	1.8	0.5
Inventory obsolescence provisions	11.1	13.7
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(33.6)	28.3
Inventories	(14.2)	(28.6)
Accounts payable and accrued liabilities	(19.9)	7.4
Jackpot liabilities	(44.0)	(30.1)
Income taxes, net of employee stock plans	(20.3)	47.2
Excess tax benefits from employee stock plans	(33.2)	—
Other current assets	(4.8)	—
Other non-current assets	(30.6)	27.2

Cash from operations	382.5	562.3

Investing
Capital expenditures	(216.7)	(166.2)
Investment securities, net	141.2	(187.0)
Jackpot annuity investments, net	19.6	15.9
Loans receivable cash advanced	(3.3)	(0.5)
Loans receivable payments received	8.1	26.4
Proceeds from assets sold	1.1	0.3
Change in restricted cash	23.0	26.5
Investment in unconsolidated affiliate	(56.0)	—
Business acquisitions	(3.9)	(4.0)

Cash from investing	(86.9)	(288.6)

Financing
Debt (repayments) proceeds, net	(16.4)	0.5
Employee stock plan proceeds	79.8	49.0
Excess tax benefits from employee stock plans	33.2	—
Dividends paid	(126.5)	(124.6)
Share repurchases	(176.1)	(200.0)
Structured share repurchase plans, net	(22.2)	—

Cash from financing	(228.2)	(275.1)

Foreign exchange rates effect on cash	—	(2.7)

Net change in cash and equivalents	67.4	(4.1)

Beginning cash and equivalents	288.9	307.0

Ending cash and equivalents	$356.3	$302.9

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization and asset charges reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus depreciation and asset charges included in cost of product sales and cost of gaming operations.

	Nine Months Ended
	June 30,
	2006	2005
(In millions)
Investment securities
Purchases	$(402.2)	$(572.9)
Proceeds from sales	543.4	385.9

Net	$141.2	$(187.0)

Jackpot funding
Collections to fund jackpots	$104.2	$187.2
Payments to winners	(148.2)	(217.3)

Net change in jackpot liabilities	(44.0)	(30.1)

Jackpot annuity purchases	(14.3)	(27.6)
Jackpot annuity proceeds	33.9	43.5

Net change in jackpot annuity investments	19.6	15.9

Net jackpot funding cash flows	$(24.4)	$(14.2)

Capital expenditures
Property, plant and equipment	$(48.7)	$(34.8)
Gaming operations equipment	(153.2)	(113.2)
Intellectual property	(14.8)	(18.2)

Total capital expenditures	$(216.7)	$(166.2)

Payments
Interest	$11.8	$6.8
Income taxes	219.2	145.9

Non-cash investing and financing items:
Net change in capital expenditure accruals	$(0.2)	$5.9
Accrued other current asset for structured share repurchase settlement	101.1	—

Acquisitions
Fair value of assets	$2.8	$5.2
Fair value of liabilities	(1.1)	1.2

VIE deconsolidations
Fair value of assets	$139.2	$—
Fair value of liabilities	139.2	—
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

Period End
	Actual	Presented as
Current quarter	July 1, 2006	June 30, 2006
Prior year quarter	July 2, 2005	June 30, 2005
Prior fiscal year end	October 1, 2005	September 30, 2005
We prepare our consolidated financial statements in accordance with SEC requirements and include all adjustments of a normal recurring nature that are necessary to fairly present consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.
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
Unconsolidated Affiliate
In February 2006, IGT paid $56.0 million for a 10% equity interest in Casino IP Holdings, LLC (LLC), a variable interest entity formed to hold, develop, and license Walker Digital’s intellectual property identified for gambling use. IGT agreed to cooperatively develop and market products, expected to be integral to our operations, using certain LLC innovations. We are not the primary beneficiary of the LLC and apply the equity method of accounting. Our maximum exposure to loss at June 30, 2006, is our net investment in the LLC of $54.0 million, included in other non-current assets. Our portion of the LLC losses for the nine months ended June 30, 2006 totaling $2.0 million is not material and is presented as a component of SG&A expense.
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
We continue to consolidate the Iowa Trust VIE, with assets and liabilities totaling $4.0 million at June 30, 2006. IGT, as trustee and administrator, will establish and consolidate any future New Jersey WAP trusts required only for periodic payments to winners who decline lump sum payout.
Hurricane Damages
We suffered damages and losses to our US gulf coast operations from the hurricanes in August and September 2005, primarily affecting gaming operations machines destroyed or temporarily shutdown. At June 30, 2006, approximately 500 gaming operations machines remain offline at damaged casinos.
No determination has been made as to the total amount or timing of insurance recoveries. We carry comprehensive business interruption and property damage insurance. Negotiations with our insurance carriers are ongoing, and we continue to work closely with consultants to ascertain the full amount of insurance proceeds due to IGT because of the damages and losses suffered in the hurricanes. We will record any business interruption insurance recoveries for lost earnings and any property insurance reimbursements over book value when realized and all contingencies are resolved. This may result in periodic fluctuations affecting comparability.
Recently Issued Accounting Standards
FIN 48
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006, which will be IGT’s fiscal year 2008. At this time, we have not determined the impact of adopting this interpretation on our financial statements.
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
FIN 47
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if we can reasonably estimate the fair value of the liability. When sufficient information exists, we should factor uncertainty about the amount and/or timing of future settlement into the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005, which is IGT’s fiscal year 2006. There was no material impact on our results of operations, financial position or cash flows from the adoption of FIN 47.
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
SFAS 123R is effective for the first annual reporting period that begins after June 15, 2005. We adopted the provisions of SFAS 123R and SAB 107 in our first quarter of fiscal 2006. See Note 2 for additional information.

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
2. Share-based Compensation
Our share-based payment arrangements are designed to attract and retain employees. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New IGT shares are issued upon option exercise or restricted share grants. IGT’s restricted share awards (referred to in SFAS 123R as non-vested share awards), are earned over the employee’s service (vesting) period, and hold no further restrictions upon vesting.
Stock Incentive Plan
Under the IGT SIP, our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest over time of service or based on performance. We generally grant stock options at an exercise price equal to the market price at the date of grant, with a 10-year contractual term. Our share-based compensation arrangements typically vest ratably over five years of continuous service. At June 30, 2006, 14.6 million shares remain available for grant under the IGT SIP. Each restricted share granted counts as four shares against this allowance.
Current year stock options activity as of and for the nine months ended June 30, 2006

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	22,774	$22.80
Granted	1,387	30.32
Exercised	(5,461)	13.46
Forfeited	(358)	29.42
Expired	(35)	21.96

Outstanding at end of period	18,307	$26.05	7.1	$220.8

Exercisable at end of period	7,867	$21.87	6.2	$127.9

Current year restricted shares activity as of and for the nine months ended June 30, 2006

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Instrinsic
Restricted Shares	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	514	$26.78
Granted	997	34.77
Vested	(113)	27.61
Forfeited	(7)	34.85

Outstanding at end of period	1,391	$32.40	4.3	$52.8

Employee Stock Purchase Plan
Under the IGT qualified ESPP, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price is currently equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. Approximately 248,000 shares were issued in February 2006 under this plan. Based on expected payroll contributions as of June 30, 2006, we expect to issue approximately 242,000 shares in February 2007 under this plan. At June 30, 2006, 3.0 million shares were available for future grants.
Additionally, eligible UK employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. Approximately 35,000 shares were issued during the first nine months of fiscal 2006 under this plan and approximately 798,000 shares were available for grant at June 30, 2006. Based on enrollment through June 2006, we expect to issue approximately 84,000 shares under this plan over the next seven years.
Expense Measurement and Recognition
On October 1, 2005, IGT adopted the provisions of SFAS 123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method and adjusted previously recorded deferred compensation back to additional paid-in capital. We continue to evaluate the provisions of SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” and have not yet elected the alternative method for establishing and accounting for the APIC pool.
For the nine months ended June 30, 2006, we recognized compensation expense for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification or acquisition of outstanding unvested options. Prior period financial statements have not been adjusted to reflect fair value share-based compensation under SFAS 123R.
With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the accelerated approach to the straight-line approach for future service based awards granted. We anticipate the straight-line method will provide a more meaningful measure of costs incurred. Compensation for share-based awards granted prior to the beginning of fiscal 2006 will continue to be recognized under the accelerated method. Unrecognized costs related to all share-based awards outstanding at June 30, 2006 totaled $75.9 million and is expected to be recognized over a weighted average period of 2.2 years.
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
Option Valuation Assumptions

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected volatility	0.28	0.32	0.29	0.34
Expected dividends	1.41%	1.71%	1.56%	1.55%
Expected term (in years)	4.2	4.1	4.4	3.5
Risk free rate	4.93%	3.79%	4.45%	3.39%

Reported Share-based Compensation

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(In millions)
Pre-tax	$8.3	$0.9	$25.9	$2.9
Tax benefit	(2.4)	(0.3)	(7.5)	(1.1)

After-tax	$5.9	$0.6	$18.4	$1.8

Pro Forma Net Income Comparison

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(In millions, except per share amounts)
Reported net income	$114.1	$114.7	$358.8	$331.1
Incremental after-tax pro forma share-based compensation	—	(2.3)	—	(15.6)

Comparative net income (prior year pro forma)	$114.1	$112.4	$358.8	$315.5

Basic EPS as reported	$0.34	$0.33	$1.06	$0.96
Basic EPS (prior year pro forma)	$0.34	$0.33	$1.06	$0.91

Diluted EPS as reported	$0.33	$0.32	$1.02	$0.91
Diluted EPS (prior year pro forma)	$0.33	$0.31	$1.02	$0.87
Other Share-based Compensation Information

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(In millions except per share amounts)
Weighted average grant date fair value per share:
Options granted	$8.98	$7.21	$7.53	$8.01
Restricted shares granted	$35.80	$25.70	$34.77	$35.51

Total intrinsic value of options exercised	$40.0	$23.5	$119.8	$70.9
Total fair value of restricted shares vested	0.2	0.2	3.7	2.7

Cash received for options exercised	$25.8	$11.7	$79.8	$49.0
Tax benefit realized for tax return deductions	15.4	8.3	42.2	25.4

3.	Inventories

	June 30,	September 30,
	2006	2005

(In millions)
Raw materials	$84.6	$69.8
Work-in-process	6.0	4.6
Finished goods	71.6	67.9

Total inventories	$162.2	$142.3

4.	Property, Plant and Equipment

	June 30,	September 30,
	2006	2005

(In millions)
Land	$21.7	$20.7
Buildings	104.3	102.4
Gaming operations equipment	568.3	483.2
Manufacturing machinery and equipment	219.4	220.1
Leasehold improvements	12.7	10.5
Construction in process	59.9	39.3

Total	986.3	876.2
Less accumulated depreciation and amortization	(558.6)	(491.0)

Property, plant and equipment, net	$427.7	$385.2

Las Vegas facilities under construction totaled $41.8 million at June 30, 2006 and $25.1 million at September 30, 2005. During the first quarter of fiscal 2006, we listed our facilities in Rapid City, South Dakota for sale and reclassified them to other assets held for sale. The net book value of assets held for sale was $6.4 million as of June 30, 2006.
5.	Acquisitions
On August 25, 2005, we completed the acquisition of WagerWorks, a provider of internet gaming technology, content and services. We anticipate this business combination will facilitate the distribution of our game content across remote channels and mediums, including the internet and interactive television. Pro forma financial information is not provided, as this acquisition is not material to our consolidated results.
As the business valuation is not yet complete, the purchase price allocation is preliminary. As of June 30, 2006, we allocated the aggregate purchase price of $89.1 million to:
ª	tangible assets of $5.7 million, including $1.4 million in cash

ª	total liabilities of $8.1 million

ª	identifiable intangibles of $31.1 million, including $10.1 million in patents, $7.0 million in contracts, and $14.0 million in developed technology

ª	$1.8 million of in-process R&D with no future alternative use, charged to R&D expense

ª	$58.6 million in goodwill not deductible for tax purposes

6.	Allowances for Doubtful Notes and Contracts Receivable

	June 30,	September 30,
	2006	2005

(In millions)
Current	$23.2	$27.6
Long-term	16.6	15.2

	$39.8	$42.8

7.	Concentrations of Credit Risk
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
Our revenues and resulting receivables are concentrated in specific legalized gaming regions. Our accounts, contracts, and notes receivable at June 30, 2006 were comprised of the following jurisdictions:

Nevada	25%
California	9
Mississippi	9
Other (5% or less individually)	33

Total North America	76%

Europe	13%
Other (5% or less individually)	11

Total International	24%

Consolidated	100%

8.	Intangible Assets and Goodwill
Intangible Additions
Patent additions in the following table include capitalized legal costs. See Note 5 for additional information regarding acquisitions and valuation adjustments.

	Acquisitions and		Weighted Average Life
Nine months ended June 30, 2006	Valuation Adjustments	Other Additions	(Years)

(In millions, except life)
Finite lived intangibles:
Patents	$0.1	$8.2	6
Contracts	(3.9)	—	8
Developed technology	0.8	4.5	7

Total	$(3.0)	$12.7

Intangible Balances

	June 30, 2006			September 30, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

(In millions)
Finite lived intangible assets
Patents	$327.6	$112.5	$215.1	$323.3	$92.7	$230.6
Contracts	19.6	8.5	11.1	23.4	5.6	17.8
Trademarks	5.1	4.7	0.4	9.8	8.5	1.3
Developed technology	44.2	13.0	31.2	38.9	7.7	31.2
Customer relationships	6.8	2.1	4.7	6.7	1.3	5.4

Net carrying amount	$403.3	$140.8	$262.5	$402.1	$115.8	$286.3

Intangible Amortization
Our aggregate amortization expense totaled $11.3 million in the current quarter versus $9.5 million in the prior year quarter and $33.7 million in the nine months ended June 30, 2006 versus $27.9 million for the same prior year period.

	2006	2007	2008	2009	2010

(In millions)
Estimated annual amortization	$44.5	$42.2	$38.3	$35.2	$31.7
Goodwill Activity by Segment

Nine months ended June 30, 2006	North America	International	Total

(In millions)
Beginning balance	$994.3	$96.6	$1,090.9
Business acquisition	—	2.4	2.4
WagerWorks purchase price adjustments	—	2.0	2.0
Tax benefit of Anchor options exercised	(1.9)	—	(1.9)
Foreign currency translation adjustment	—	2.1	2.1

Ending balance	$992.4	$103.1	$1,095.5

In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.

9.	Credit Facilities & Indebtedness

	June 30,	September 30,
Outstanding Balance	2006	2005

(In millions)
Senior credit facility	$200.0	$200.0
Foreign credit facilities	—	8.8
Senior convertible debentures, net of unamortized discount	610.3	602.2

Total notes payable, net	$810.3	$811.0

We continue to be in compliance with all applicable debt covenants at June 30, 2006.
Senior Credit Facility
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. The new five-year credit facility provides a $2.5 billion revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline (same day funds) borrowing. Borrowings outstanding totaled $200.0 million at June 30, 2006 and $4.2 million was reserved for letters of credit.
Interest rates and facility fees applicable to the credit facility are based on our public credit ratings and/or debt to capitalization ratio. At issuance, the interest rate was LIBOR plus 37.5 bps with a facility fee of 12.5 bps. The revolver interest rate was 5.82375% at June 30, 2006.
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
Foreign Credit Facilities
Our available foreign credit facilities totaled $77.0 million at June 30, 2006. Renewals occur annually in January and July.
Senior Convertible Debentures
On April 4, 2006, IGT entered into a new indenture as a result of exchanging our old Debentures for an equal aggregate principal amount at maturity of new Debentures and an exchange fee of $2.51 per Debenture. In the aggregate, $964.8 million, or 99.5%, of the old Debentures principal amount at maturity were tendered and accepted for exchange. The terms of the new Debentures are substantially similar to the old Debentures, except that the new Debentures include a net share settlement feature requiring us to satisfy our conversion obligation to holders in cash, per the terms of the indenture up to the accreted principal amount and in common shares for any remaining conversion value.
Except for the exchange fee, there is no impact on interest expense as a result of the exchange. This exchange reduced share dilution associated with the Debentures by enabling us to apply the treasury stock method rather than the if-converted method for calculating diluted EPS related to contingently issuable shares.
Because the market price condition for convertibility was satisfied for the conversion period July 18, 2006 through October 13, 2006, the Debentures will be classified in current liabilities for our fourth quarter. Holders have the right to require IGT to redeem the Debentures for an amount equal to accreted value plus accrued and unpaid cash interest, if any, on January 29, 2008, 2013, 2018, 2023 and 2028. IGT may call the Debentures for redemption in cash equal to accreted value plus accrued and unpaid cash interest, if any. If IGT calls the Debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date and will have the right to convert prior to redemption.

10. Earnings Per Share
The calculation of diluted EPS from continuing operations below reflects our outstanding old Debenture shares for all periods presented, in accordance with the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our first quarter of fiscal 2005.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(In millions, except per share amounts)
Income from continuing operations	$114.1	$114.7	$358.8	$331.1
After-tax interest expense on convertible debentures	0.1	2.4	4.3	7.1

Diluted EPS Numerator	$114.2	$117.1	$363.1	$338.2

Weighted average common shares outstanding:
Basic	338.0	343.5	337.0	344.8
Dilutive effect of stock-based awards	4.2	5.3	4.6	6.6
Dilutive effect of debentures	4.7	20.5	15.2	20.5

Diluted EPS Denominator	346.9	369.3	356.8	371.9

Basic earnings per share	$0.34	$0.33	$1.06	$0.96
Diluted earnings per share	$0.33	$0.32	$1.02	$0.91

Weighted average antidilutive stock-based awards excluded from diluted EPS	2.4	10.2	8.4	8.3
On April 4, 2006, we issued new Debentures to holders who had properly tendered their old Debentures. This exchange reduced share dilution associated with the Debentures by enabling us to apply the treasury stock method for calculating diluted EPS related to contingently issuable shares. See Note 9 for additional information about the exchange.
From the end of our third quarter through August 3, 2006, we repurchased an additional 0.3 million common shares or less than 1% of outstanding shares. There were no other transactions during this period that would have materially changed the number of basic or diluted shares outstanding.
During the quarter, IGT prepaid $100.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares based on the closing stock price on June 29, 2006. Since the closing price of our stock was above the predetermined threshold price of $35.50 per share, we received cash of $101.1 million upon settlement in July.
11. Income Taxes
Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.
12. Comprehensive Income

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(In millions)
Net income	$114.1	$114.7	$358.8	$331.1
Currency translation adjustments	3.3	(3.3)	4.5	(0.8)
Investment securities unrealized losses	—	—	(0.1)	(0.1)

Comprehensive income	$117.4	$111.4	$363.2	$330.2

13. Commitments and Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations .
Alliance/Bally
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT denies these allegations and discovery is ongoing.
On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT, US Patent numbers RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations, and has filed a motion to dismiss certain of defendants’ counterclaims, which is currently pending. Discovery is ongoing.
Aristocrat
On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The Complaint was served on IGT on December 13, 2005. Aristocrat alleges that IGT has willfully infringed US Patent No. 6,093,102. Aristocrat contends that the patent covers its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit seeks unspecified damages and an injunction. IGT believes that the patent is invalid and not infringed and intends to vigorously defend the lawsuit. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On January 19, 2006, IGT filed its Answer to the First Amended Complaint. Discovery is ongoing
On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleges that IGT has willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006. The IGT products named in the complaint are the Fort Knox® mystery progressive slot machines. IGT believes that the patent is invalid and not infringed and intends to vigorously defend the lawsuit.
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
Miller
In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al. The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a TRO to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendants’ motion to dismiss the second amended complaint. On May 12, 2004, the Court issued an order denying defendants’ motion to dismiss. Pursuant to stipulation of the parties on August 13, 2004, plaintiff filed a third amended complaint. The Court denied defendants’ motion to dismiss the third amended complaint. On April 7, 2006 defendant filed a Notice of Removal to United States District Court, D. Nev. (Las Vegas). Plaintiff sought to remand this action to state court, which was granted in July 2006.
Nevada Sales & Use Tax / Wrongful Termination Matter
In February 2003, an IGT employee, subsequently placed on administrative leave, filed a complaint under Nevada’s False Claims Act (State of Nevada ex rel. James McAndrews v. International Game Technology, Anchor Coin and Spin for Cash® Wide Area Progressive) alleging that IGT failed to pay requisite Nevada sales/use taxes on certain Wheel of Fortune® games placed in Nevada since 1997 and in connection with royalties received under intellectual property licensing agreements related to the placement of Action Gaming games in Nevada since 1997.
In February 2006, the Nevada Supreme Court ordered the case dismissed and in March 2006, the trial court entered an order of dismissal. McAndrews, no longer an IGT employee, filed a separate complaint alleging employment retaliation in June 2006.
In October 2004 and again in July 2005, NDT advised us that we had a good-faith legal basis for our position that no sales tax was payable on royalties received, but that NDT believed that sales tax may be payable on some amount of the royalties. We disagreed with NDT’s position that sales tax may be payable on any part of the royalties. In February 2006, the audit of our sales/use tax returns by NDT for the years April 2000 through March 2003 was completed, and the resulting audit assessment was immaterial to our operating results, financial position or cash flows.
OSHA / Wrongful Termination Matter
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
In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at June 30, 2006 totaled $99.1 million, with a remaining life of approximately 10 years.
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
In December 1997, the Court denied the motions that would have dismissed the Consolidated Amended Complaint or that would have stayed the action pending Nevada gaming regulatory action. In June 2002, the Court denied the plaintiffs’ motion for class certification. An appeal of that denial was filed timely with the US Court of Appeals for the Ninth Circuit. On August 10, 2004, the Ninth Circuit Court of Appeals upheld the US District court’s denial of class certification. The class plaintiffs did not appeal the decision and proceeded with only their individual claims. Prior to the scheduled trial date on September 7, 2005, the US District Court of Nevada granted the defendants’ pending motions for summary judgment. The plaintiffs timely filed a Notice of Appeal to the US Ninth Circuit Court. In June 2006, all parties stipulated to dismiss, with prejudice, this appeal.
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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $29.1 million at June 30, 2006. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.2 million at June 30, 2006.
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

Nine months ended June 30,	2006	2005

(In millions)
Balance at beginning of year	$6.0	$6.9
Reduction for payments made	(5.3)	(3.6)
Accrual for new warranties issued	8.6	4.3
Adjustments for pre-existing warranties	0.3	(2.5)

Balance at end of period	$9.6	$5.1

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

14. Derivatives
Foreign Currency Hedging
At June 30, 2006, we hedged $184.9 million of net foreign currency exposure with $176.5 million in forward currency contracts versus $138.8 million of exposure hedged with $127.2 million in forward currency contracts at September 30, 2005.
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

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(In millions)
North America Division
Revenues	$481.3	$480.7	$1,459.8	$1,420.1
Product sales	187.2	182.6	595.3	548.6
Gaming operations	294.1	298.1	864.5	871.5
Segment profit	181.5	188.2	566.9	518.8

International Division
Revenues	$131.1	$98.9	$413.2	$351.7
Product sales	110.4	91.9	360.0	332.3
Gaming operations	20.7	7.0	53.2	19.4
Segment profit	30.6	23.5	97.0	82.5

Corporate Division
Segment profit	$(37.5)	$(31.7)	$(102.8)	$(83.9)

Consolidated
Revenues	$612.4	$579.6	$1,873.0	$1,771.8
Product sales	297.6	274.5	955.3	880.9
Gaming operations	314.8	305.1	917.7	890.9
Segment profit	174.6	180.0	561.1	517.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks or registered trademarks of IGT or its licensors in the US and/or other countries. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.
Our management’s discussion and analysis is organized into the following sections:
ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	CONSOLIDATED OPERATING RESULTS — a year-over-year comparative analysis of net income for the third quarter and nine months of fiscal 2006

ª	BUSINESS SEGMENT RESULTS — a year-over-year comparative analysis of business segment results for the third quarter and nine months of fiscal 2006

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the first nine months of fiscal 2006

ª	FINANCIAL CONDITION –- analysis of significant changes in our financial position
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
OUR FOCUS
Our business strategies remain focused on:
ª	the development and expansion of our product offerings

ª	capitalizing on new and expanding market opportunities

ª	developing or acquiring access to important intellectual property

ª	strategic acquisitions and alliances to enable development of leading gaming technology

ª	ensuring access to new distribution channels

Product Demand
Demand for our products is driven by:
ª	technological innovations that enhance the gaming player’s experience and which add casino operational efficiencies

ª	new or expanding gaming properties and markets

ª	our reputation for providing reliable products, as well as excellent customer service and support
We expect future machine replacement sales will be driven by customer desires to update their floor with newer games and technologies. We anticipate an acceleration of this trend as we transition to server-based technology. We also see margin expansion opportunities generated by our diversified product mix, including contribution from non-machine products, including systems, parts, conversions, royalties and licensing fees.
Product Development
Our business model involves the creation and delivery of game content through machine platforms and integrated systems solutions. We accomplish this by anticipating consumer needs, responding to feedback and marketing trends, and pioneering innovative gaming machines and integrated systems applications. Our product development efforts are supported by a considerable emphasis and investment in research and development of future technology, which we believe will enable IGT to maintain a leadership position in our industry.
Game Libraries
We continue to expand our for-sale and proprietary game libraries, emphasizing development of games to address changing consumer preferences and other market trends. We strive to develop games that incorporate exciting winning combinations, innovative and entertaining bonus events, and appealing graphics and sound. We are actively creating new themes for video reel and video poker products, as well as incorporating the popular multi-line multi-coin configuration into our spinning reel products. The current year introduction of our first communal gaming device, Wheel of Fortune® Super Spin™, our new AVP® Trimline product, and Instant Bingo product for Oklahoma continue to be well-received by both customers and player alike, and are generating a sound backlog of orders. We apply strategies for improving gaming operations yields by enhancing the mix of products and jurisdictions of our installed base, as well as expanding proprietary themes for our multi-level progressive brands, including Party Time!®, Fort Knox®, and Jackpot Hunter™.
Server-based Initiatives
We continue to invest significantly in new technologies for the future, particularly our server-based initiatives. We are focused on providing operators with server-based tools to more efficiently manage their slot floors and deliver exciting new gaming experiences to the players. We recently commenced the third commercial field trial of our server-based system, marking another milestone in a long process of regulatory submittals, development and live testing in several jurisdictions. Over the next 18 to 24 months, we will continue refining and enhancing the core technology, as well as identifying customer needs and pursuing development efforts critical to game applications that will run on the server-based system. We will also work to obtain necessary regulatory approvals to offer the technology on a commercial basis, most likely beginning in 2008 and becoming more meaningful in 2009.
Table Management System
We continue our product integration efforts with PGIC and SMI to create a comprehensive automated table management system, the Table iD™ (formerly known as Intelligent Table System™), combining complementary capabilities, technologies, and resources of the three companies. The first tier of the three-tier development process features upgraded player tracking and table game accounting functions. The second and third tiers will include RFID automated bet recognition, enhanced game tracking and complete game and player analysis. We began testing the product with one Nevada customer and anticipate commercial introduction in 2007. We expect a well-implemented casino management and patron loyalty system will offer strategic and competitive value to a casino’s slot operations. We view the extension of this technology into the table games area as the next logical phase in the expansion of these products.
Market Opportunities
We remain largely dependent on gaming market expansion for growth, which has been slower than expected with delays surrounding legislative actions and regulatory approvals. Although the timing remains uncertain, we do expect that opportunities will eventually come from new jurisdictions and expansion of existing markets. Meaningful growth in new or expanding North America markets does not appear likely until 2007 and beyond. Current year market growth has been primarily attributable to greater contributions from international operations.

The outlook for international market expansion continues to improve, as we focus on opportunities in Asia and Latin America. Japan’s transition from Regulation Four to Regulation Five will require replacement of approximately 1.5 million pachisuro machines by September 2007. We anticipate introducing at least one game per quarter commencing next quarter and throughout fiscal 2007. In Latin America, Mexico’s CDS market continues to expand and is a primary current year driver of growth in our proprietary installed base. We estimate our Mexico installed base will reach 5,000 games by September 2006 and 7,000 games by September 2007.
Around the world we are concentrating our development resources toward product localization, so we export a product customized for local cultures. With the prospects of new international jurisdictions, we anticipate our international markets will continue to grow in significance over the next several years and increase their share of overall contribution.
We continue to monitor expanding and emerging markets in North America as states consider some form of legalized gaming. Regulatory developments made during our third quarter from which we anticipate fiscal 2007 expansion include:
ª	Florida granted IGT the first manufacturer’s license for placement of gaming devices in Broward County

ª	Pennsylvania regulators resolved a distributorship matter and are now reviewing applications for operator licenses

ª	Arkansas regulators are finalizing regulations to allow electronic games of skill, such as video poker, at racetracks
There is the potential for new and renegotiated tribal state compacts in California that could spur further expansion in fiscal 2007. The Oklahoma market recently expanded to include Class III compacted gaming in addition to CDS and Class II gaming. New York continues to expand its program with anticipated future racino openings in Yonkers for late fiscal 2006 and Aqueduct in late calendar 2007. We gained incremental market share in New York and Rhode Island in the current quarter through a reallocation process based on our product performance.
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
We currently hold a significant share of the total gaming devices on North America casino floors. Within that population, our share of spinning reel and video poker machines remains stable, but we are experiencing increased competitive pressure within the video spinning reel gaming machines business. We expect to maintain a leading share of the total population of gaming devices and systems installed over the long-term, despite quarterly fluctuations that will occur from time to time. With our IGT Advantage™ systems, we continue to capture market share, maintaining relationships with most major gaming operators. We have installed 596 IGT slot systems worldwide at June 30, 2006 versus 481 systems at June 30, 2005.
Capital Deployment
We continue to generate substantial operating cash flows, affording us the flexibility to reinvest in our business through capital expenditures and business alliances, as well as to provide returns to our shareholders through dividends and share repurchases. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for additional information, including current share repurchases and dividends paid.
We build strategic business alliances as part of our ongoing efforts to create shareholder value designed to complement our internal resources. During fiscal 2006, we purchased a minority equity interest in Walker Digital’s gaming subsidiary, Casino IP Holdings, LLC, and executed agreements for cooperative product development and marketing. This relationship is providing access to an intellectual property portfolio focused on the creative use of casino networks, particularly for player preferences, which we expect will facilitate our server-based product line.

Hurricane Impact
We suffered damages and losses to our US gulf coast operations in the wake of hurricanes in August and September 2005. At June 30, 2006, approximately 500 gaming operations machines remain out of service. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information.
RECENTLY ISSUED ACCOUNTING STANDARDS
In the first quarter of fiscal 2006, we adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation in our financial statements. See the CONSOLIDATED OPERATING RESULTS section that follows for a discussion of the impact to operating results for the current quarter and nine months and Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R .
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US, which require us to make assumptions and estimates about future events and apply judgments that affect reported amounts and disclosures. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and those differences could be material. We base our estimates on historical experience, current trends in our company, and the industry as a whole, and other factors management considers relevant when preparing our consolidated financial statements.
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

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions except units, ASP, ARPU, ARDU & EPS)
Total
Revenues	$612.4	$579.6	$32.8		6%	$1,873.0	$1,771.8	$101.2		6%
Gross profit	332.5	308.2	24.3		8%	1,014.6	894.9	119.7		13%
Gross margin	54%	53%	1	pp	2%	54%	51%	3	pp	6%
Operating income	$171.6	$167.4	$4.2		3%	$550.0	$503.3	$46.7		9%
Operating margin	28%	29%	(1	)pp	-3%	29%	28%	1	pp	4%
Net income	$114.1	$114.7	$(0.6)		-1%	$358.8	$331.1	$27.7		8%
Diluted EPS	$0.33	$0.32	$0.01		3%	$1.02	$0.91	$0.11		12%

Product Sales
Machines	$209.1	$185.8	$23.3		13%	$685.3	$652.2	$33.1		5%
Non-machine	88.5	88.7	(0.2)		—	270.0	228.7	41.3		18%
Total product sales	297.6	274.5	23.1		8%	955.3	880.9	74.4		8%
Gross profit	$148.9	$143.7	$5.2		4%	$481.6	$435.2	$46.4		11%
Gross margin	50%	52%	(2	)pp	-4%	50%	49%	1	pp	2%
Units sold	23,500	24,100	(600)		-2%	89,500	102,000	(12,500)		-12%
ASP	$8,900	$7,700	$1,200		16%	$7,700	$6,400	$1,300		20%
ARPU	$12,600	$11,400	$1,200		11%	$10,700	$8,600	$2,100		24%

Gaming operations
Revenues	$314.8	$305.1	$9.7		3%	$917.7	$890.9	$26.8		3%
Gross profit	183.6	164.5	19.1		12%	533.0	459.7	73.3		16%
Gross margin	58%	54%	4	pp	7%	58%	52%	6	pp	12%
Installed base units	46,200	38,500	7,700		20%	46,200	38,500	7,700		20%
ARDU	$76.00	$88.00	$(12.00)		-14%	$77.00	$87.00	$(10.00)		-11%
Consolidated operating results improved over the prior year periods, notwithstanding a decrease in consolidated units sold, primarily due to:
ª	increasing game placements and operating efficiencies in gaming operations

ª	strong broad-based international operating results

ª	a favorable mix of premium products including newer North America platform product sales
EPS was positively impacted by share repurchases and the April 4, 2006 exchange of our old Debentures for new Debentures with a net settlement feature. See Notes 9 and 10 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this exchange.
Consolidated Product Sales
Revenues and gross profits grew in the current periods driven by improvements across most international markets and an increasing mix of premium products, including our AVP® Trimline machines. Growing contributions from non-machine sales of gaming systems, parts and game theme conversions contributed to increased revenues and gross profits in the current nine-month period.
Gross margins in the current quarter declined due to a slightly lower mix of North America non-machine revenues coupled with higher international shi pp ing costs. We estimate our consolidated product sales gross margins will fluctuate between 48% and 50% for the remainder of fiscal 2006 and into fiscal 2007 depending on the geographical mix and types of products sold.
ARPU improved in the current periods primarily due to a favorable mix of premium products, increased international non-machine revenues and fewer lower-margin pachisuro games in the nine-month period.

Consolidated Gaming Operations
Revenue growth in the current quarter and nine months of fiscal 2006 is primarily attributable to installed base growth in both casino and lease operations and stronger performance in North America WAP, MLP and CDS games. Drivers of gross margin and profit expansion year over year included:
ª	lower jackpot expenses related to effective yield management strategies, and favorable shifts in interest rates

ª	success with our low-denomination and multi-level progressive (MLP) games

ª	increased contribution from MLP, CDS, and lease operations games providing lower yields, but higher margins

ª	additional asset obsolescence charges in North America during the prior year nine months
We estimate our consolidated gaming operations gross margin will trend between 57% and 59% for the remainder of fiscal 2006, depending on the mix of game placements, movements in interest rates and play levels.
Operating Expenses

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions)
Selling, general and administrative	$92.9	$86.3	$(6.6)		-8%	$270.2	$236.5	$(33.7)		-14%
Research and development	44.2	35.8	(8.4)		-23%	129.7	103.8	(25.9)		-25%
Depreciation and amortization	22.4	17.2	(5.2)		-30%	62.9	50.8	(12.1)		-24%
Bad debt provisions	1.4	1.5	0.1		7%	1.8	0.5	(1.3)		-260%

Total	$160.9	$140.8	$(20.1)		-14%	$464.6	$391.6	$(73.0)		-19%

Percent of revenues	26%	24%	(2	)pp	-8%	25%	22%	(3	)pp	-14%
Operating expenses increased over the prior year periods primarily due to:
ª	legal and compliance costs related to intellectual property acquisition and protection, as well as regulatory requirements for new products

ª	additional investment in R&D to support next generation technologies

ª	current SFAS 123R share-based compensation of $7.9 million for the quarter and $24.5 million for the nine months

ª	additional WagerWorks operating expenses of $7.2 million for the quarter and $18.7 million for the nine months, including amortization of acquired intangibles
Other Income (Expense) and Taxes

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2006	2005	Amount	%	2006	2005	Amount	%

(In millions)
Interest income	$16.4	$28.5	$(12.1)	-42%	$48.0	$60.1	$(12.1)	-20%
Interest expense	(13.0)	(13.9)	0.9	6%	(37.9)	(43.2)	5.3	12%
Other	(0.4)	(2.0)	1.6	*	1.0	(2.8)	3.8	*

Total other income (expense)	$3.0	$12.6	$(9.6)	*	$11.1	$14.1	$(3.0)	*

Income tax provisions	$60.5	$65.3	$4.8		$202.3	$186.3	$(16.0)
Tax rate	34.6%	36.3%			36.1%	36.0%
Interest income decreased in the current periods primarily due to the prior year realization of financing fees on early customer loan repayments totaling $10.2 million. The deconsolidation of the NJ trust also resulted in lower interest income and interest expense. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for further information about the NJ trusts deconsolidation. Other improved as a result of legal settlement charges in the prior year periods.
Our current third quarter tax provision and rate was reduced primarily due to one-time adjustments of $2.7 million. We anticipate our effective tax rate will range between 36% and 37% for the remainder of fiscal 2006 and into fiscal 2007, exclusive of one-time items.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis
Operating income for each division reflects a pplicable operating expenses. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.
North America Division

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions, except units, ASP, ARPU)
Total segment
Revenues	$481.3	$480.7	$0.6		—	$1,459.8	$1,420.1	$39.7		3%
Gross profit	269.7	258.8	10.9		4%	819.2	740.8	78.4		11%
Gross margin	56%	54%	2	pp	4%	56%	52%	4	pp	8%

Operating income	$175.8	$174.1	$1.7		1%	$550.5	$497.0	$53.5		11%
Operating margin	37%	36%	1	pp	3%	38%	35%	3	pp	9%

Product Sales
Machines	$123.9	$111.9	$12.0		11%	$387.8	$364.4	$23.4		6%
Non-machine	63.3	70.7	(7.4)		-10%	207.5	184.2	23.3		13%
Total product sales	187.2	182.6	4.6		3%	595.3	548.6	46.7		9%

Gross profit	$99.6	$99.7	$(0.1)		—	$321.8	$296.5	$25.3		9%
Gross margin	53%	55%	(2	)pp	-4%	54%	54%	—	pp	—

Units sold	12,200	12,300	(100)		-1%	39,400	40,300	(900)		-2%
ASP	$10,100	$9,100	$1,000		11%	$9,800	$9,000	$800		9%
ARPU	$15,300	$14,800	$500		3%	$15,100	$13,600	$1,500		11%

Gaming operations
Revenues	$294.1	$298.1	$(4.0)		-1%	$864.5	$871.5	$(7.0)		-1%
Gross profit	170.1	159.1	11.0		7%	497.4	444.3	53.1		12%
Gross margin	58%	53%	5	pp	9%	58%	51%	7	pp	14%

Installed base units	40,400	37,400	3,000		8%	40,400	37,400	3,000		8%
The North America division posted improved operating results in the current quarter and nine months from the combined performance in product sales and gaming operations.
North America Product Sales
Product sales revenues, ASP and ARPU increased in the current quarter and nine months of fiscal 2006 despite slightly lower unit volumes due to an improved premium product mix that included our new AVP® Trimline machines. The third quarter margin decline is attributable to the lower contribution from higher margin non-machine revenues, primarily due to decreases in parts and conversions sales.
North America Gaming Operations
Gaming operations revenues declined slightly in the current periods, as our installed base growth is increasingly comprised of MLP, CDS and lease operations games that provide lower per unit revenues but higher gross margins. Gross profit and margin improvements are primarily attributable to:
ª	lower jackpot expenses related to effective yield management strategies, and favorable shifts in interest rates

ª	increased contribution from MLP, CDS, and lease operations games

ª	additional asset obsolescence charges during the first nine months of fiscal 2005 related to demand transitioning toward our newer platform games
The growth in our installed base resulted primarily from placements of:
ª	Instant Bingo and poker products in Oklahoma

ª	CDS and Class II units in California, Alabama, and Florida

ª	lease operations games in New York and Rhode Island
While growth in our installed base is largely dependent on gaming industry expansion, we continually focus on strategies to improve yields, including managing the types of games and jurisdictions, replacement of underperforming games with higher yielding games, the pace of new game introductions, and the size of initial progressive jackpots.

International Division

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2006	2005	Amount		%	2006	2005	Amount		%

(In millions, except units, ASP, ARPU)
Total segment
Revenues	$131.1	$98.9	$32.2		33%	$413.2	$351.7	$61.5		17%
Gross profit	62.8	49.4	13.4		27%	195.4	154.1	41.3		27%
Gross margin	48%	50%	(2	) pp	-4%	47%	44%	3	pp	7%
Operating income	$26.0	$23.7	$2.3		10%	$94.6	$81.6	$13.0		16%
Operating margin	20%	24%	(4	) pp	-17%	23%	23%	—	pp	—

Product Sales
Machines	$85.2	$73.9	$11.3		15%	$297.5	$287.8	$9.7		3%
Non-machine	25.2	18.0	7.2		40%	62.5	44.5	18.0		40%
Total product sales	110.4	91.9	18.5		20%	360.0	332.3	27.7		8%

Gross profit	$49.3	$44.0	$5.3		12%	$159.8	$138.7	$21.1		15%
Gross margin	45%	48%	(3	) pp	-6%	44%	42%	2	pp	5%

Units sold	11,300	11,800	(500)		-4%	50,100	61,700	(11,600)		-19%
ASP	$7,500	$6,300	$1,200		19%	$5,900	$4,700	$1,200		26%
ARPU	$9,800	$7,800	$2,000		26%	$7,200	$5,400	$1,800		33%

Gaming operations
Revenues	$20.7	$7.0	$13.7		196%	$53.2	$19.4	$33.8		174%
Installed base units	5,800	1,100	4,700		427%	5,800	1,100	4,700		427%
International division improvements for the current quarter and nine months are the result of growth in both product sales and gaming operations.
Growth in international product sales, gross profit and ARPU during the current periods reflects increases in the UK, Europe, Australia and Asia, mostly related to greater contributions from premium products and non-machine revenues. Latin America also improved product sales during the nine-month period.
International product sales gross margin declined in the current quarter primarily due to higher shipping costs. Margin improvement for the nine-month period is primarily due to fewer low margin pachisuro machines in Japan and increasing contributions from high margin non-machine revenues. The first nine months of fiscal 2006 includes second quarter sales of 11,800 Nobunaga 2™ games, our first pachisuro game developed under Japan’s new, more restrictive Regulation Five requirements.
International margins will fluctuate depending upon the geographic mix of product sales, especially related to contributions from Japan. Successes in Japan can add incrementally to gross profit and operating income, but lower priced pachisuro games provide reduced gross margins. Future operating results may be impacted by transitions in Japan regulations affecting the timing of new sales, as well as additional environmental compliance efforts related to European Union RoHS (Restriction on Certain Hazardous Substances) Directives for the elimination of lead and other heavy metals in electronic products.
International gaming operations revenue improvements are attributable to installed base growth, driven by CDS placements in Mexico’s growing market, as well as the introduction of WAP games in South Africa.

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
Our working capital increased to $950.7 million at June 30, 2006 from $219.6 million at September 30, 2005, primarily due to the classification of our Debentures to non-current with the expiration of holders’ rights to cash redemption on January 29, 2006. Because the market price condition for convertibility of our Debentures was satisfied for the July 18, 2006 through October 13, 2006 conversion period the new Debentures will be classified as current liabilities during the fourth quarter. Working capital statistics for the trailing twelve months ended June 30, 2006 compared to the prior year period as follows:
ª	average days sales outstanding increased to 75 days versus 68 days

ª	inventory turns increased to 3.9 compared to 3.3
Cash Flows Summary

	Nine Months Ended		Favorable
	June 30,		(Unfavorable)
	2006	2005	Amount	%
(In millions)
Operations	$382.5	$562.3	$(179.8)	-32%
Investing	(86.9)	(288.6)	201.7	70%
Financing	(228.2)	(275.1)	46.9	17%
Effects of exchange rates	—	(2.7)	2.7	100%

Net change	$67.4	$(4.1)	$71.5	1744%

Operations
Operating cash flows for the first nine months of fiscal 2006 decreased from the prior year period primarily due to:
ª	increased receivables consistent with growth in product sales

ª	additional prepayments to secure long-term licensing rights

ª	income tax payment timing

ª	current year classification of excess tax benefits from employee stock plans in financing cash flows as a result of SFAS 123R accounting changes
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
Investing
Additional investing cash flows provided in the current nine months compared to last year is predominantly due to net investment securities proceeds, offset by our equity investment in Casino IP Holdings, LLC and additional capital expenditures. Current year capital investments include ongoing construction of our new Las Vegas campus and gaming operations equipment additions consistent with installed base growth (refer to OPERATING RESULTS discussion above).
Capital Expenditures

	Nine Months Ended		Increase
	June 30,		(Decrease)
	2006	2005	Amount	%
(In millions)
Property, plant and equipment	$48.7	$34.8	$13.9	40%
Gaming operations equipment	153.2	113.2	40.0	35%
Intellectual property	14.8	18.2	(3.4)	-19%

Total capital expenditures	$216.7	$166.2	$50.5	30%

North America	77%	96%
International	23%	4%

Financing
Fluctuations in financing cash flows are primarily due to additional current period proceeds from employee stock plans, including excess tax benefits realized, offset by additional debt payments.
Stock Repurchase Plan
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 17.7 million at June 30, 2006. We repurchase shares in open market or privately negotiated transactions, depending on market conditions and other factors, to return value to shareholders and reduce outstanding share dilution. We repurchased 5.4 million shares for an aggregate price of $176.1 million in the first nine months of fiscal 2006. We repurchased an additional 0.3 million shares after June 30, 2006 through August 3, 2006 for an aggregate price of $11.9 million.
During the current quarter, we prepaid $100.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares based on the closing stock price on June 29, 2006. Since the closing price of our stock was above the predetermined threshold price of $35.50 per share, we received cash of $101.1 million upon settlement in July. In September 2005, we prepaid $74.0 million in a similar structured share repurchase transaction, which resulted in cash received of $77.8 million because our stock price was above the predetermined threshold price of $27.40 per share on November 15, 2005. The results of these transactions are reflected in stockholders’ equity. We may use structured share repurchases again in the future.
Credit Facilities and Indebtedness (See Note 9 of our Unaudited Condensed Consolidated Financial Statements)
On April 4, 2006, we completed the exchange of 99.5% or $964.8 million aggregate principal amount at maturity of our old Debentures for new Debentures with a net share settlement feature, which requires us to settle the conversion obligation to holders in cash up to the accreted principal amount and in common shares for any remaining conversion value. All other terms of the new Debentures are substantially the same.
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. We continue to be in full compliance with all covenants contained in all debt agreements at June 30, 2006.
FINANCIAL CONDITION

			Increase
	June 30,	September 30,	(Decrease)
	2006	2005	Amount	%
(In millions)
Total assets	$3,946.2	$3,864.4	$81.8	2%
Total liabilities	1,756.8	1,958.7	(201.9)	-10%
Total stockholders’ equity	2,189.4	1,905.7	283.7	15%
Total assets and liabilities decreased by $139.2 million during the current period with the deconsolidation of our NJ trust VIEs as explained in Note 1 of our Unaudited Condensed Consolidated Financial Statements. This decrease to total assets was offset by increases in:
ª	receivables related to sales timing

ª	other assets related to prepaid licensing rights, intellectual property investments, and an outstanding prepaid structured share repurchase transaction

ª	property, plant and equipment
Total liabilities also decreased due to employee incentives and taxes paid during the current period.
Total stockholders’ equity increased during the first nine months of fiscal 2006 primarily as the result of:
ª	earnings

ª	proceeds from employee stock plans

ª	partially offset by dividends declared and share repurchases
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
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	the timing of new product introductions

ª	our market share, competitive advantage, and leadership position

ª	the advantages offered to our customers by our products

ª	the total market installed base

ª	gaming expansion and new market opportunities

ª	critical accounting estimates

ª	tax exposure and tax rates

ª	future gross margins

ª	available capital resources

ª	possible losses from off-balance sheet arrangements

ª	increasing growth or contributions

ª	future gaming product developments

ª	ensuring access to new distribution channels

ª	developing or acquiring access to important intellectual property

ª	regulatory developments
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
We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:
Our success in the gaming industry depends in large part on our ability to develop innovative products and systems and would be adversely affected by:
ª	a decline in the popularity of our gaming products with players

ª	a lack of success in developing new products

ª	an inability to roll out new games on schedule

ª	an increase in the popularity of competitors’ games

ª	a negative change in the trend of consumer acceptance of our newest systems innovations
Our business is vulnerable to changing economic conditions, including:
ª	unfavorable changes in economic conditions including those that affect the relative health of the gaming industry

ª	unfavorable changes in tax laws or application of such laws that could reduce our profitability

ª	political or economic instability in international markets

ª	changes in interest rates causing a reduction of investment income or in the value of market rate sensitive instruments

ª	fluctuations in foreign exchange rates, tariffs and other trade barriers

ª	an inability to effectively hedge our foreign currency exposures

Demand for our products would be adversely affected by:
ª	reduced growth or continued delays of new market openings and/or existing market expansions

ª	delays of planned or scheduled openings of new casinos or property expansions

ª	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity, jackpot fatigue (declining interest in smaller jackpots) or customer capital expenditures

ª	a decrease in the desire of established gaming properties to upgrade machines, resulting in a decline in the demand for replacement machines

ª	uncertain timing for technology upgrades

ª	product anomalies and/or fraudulent manipulation of our gaming products

ª	loss of casino floor space to table games

ª	casino operators designing and developing slot machine content

ª	casino operators developing strategic alliances with competitors

ª	a decline in public acceptance of gaming
We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be adversely affected by:
ª	unfavorable public referendums or anti-gaming legislation

ª	unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes

ª	environmental protection measures which may restrict our ability to sell or place our products in certain jurisdictions

ª	adverse changes in or findings of non-compliance with applicable governmental gaming regulations

ª	delays in legislative actions and/or approvals from regulatory agencies

ª	a limitation, conditioning, suspension or revocation of any of our gaming licenses

ª	unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees

ª	customers’ inability to repay IGT development financing loans due to unfavorable legislation, regulation, or regulatory interpretation that impairs their ability to conduct planned gaming operations
Our intellectual property rights are subject to risks, including:
ª	potential inability to obtain, maintain and protect our patents, trademarks, copyrights or theme licensing rights used competitively in development of our games and technology

ª	competitors’ infringement upon our existing trademarks, patents and copyrights

ª	approval of competitors’ patent applications that may restrict our ability to compete effectively
Our outstanding debt obligations subject us to certain additional risks, including:
ª	increasing our vulnerability to general adverse economic and industry conditions

ª	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements

ª	limiting our flexibility in planning for, or reacting to, changes in our business and the industry
Our business operations are subject to other risks, including:
ª	loss or retirement of our key executives or other key employees

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

ª	the discovery of facts or determinations by judges, juries or other finders of facts not presently known to us or not in accordance with our evaluation of possible liability or the outcome of litigation related to legal actions brought by or pending against IGT

ª	the timely and cost effective integration of acquired companies into our operations

ª	increased costs due to reliance on third party suppliers and contract manufacturers

ª	agreements with casinos in Native America jurisdictions with sovereign immunity

ª	natural disasters, acts of war or terrorist incidents

ª	continued work through several implementation phases of our company-wide ERP solution for computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Except for the changes to Convertible Debentures Price Risk below, there have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2005.
Convertible Debentures Price Risk
The fair value of our Debentures is affected by changes in the price of IGT stock and changes in interest rates. The Debentures fair value will typically increase as our stock price increases and decrease if our stock price decreases. In general, the fair value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of the Debentures, but do not affect our financial position, cash flows or results of operations. The fair value based on quoted market prices totaled $782.5 million as of June 30, 2006 and $615.2 million as of September 30, 2005. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding holder conversion rights.
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
As of the end of the period covered by this report, with the supervision and participation of management, including the CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our evaluation excludes WagerWorks, Inc., acquired on August 25, 2005, comprising less than 1.0% of consolidated revenues for the nine months ended June 30, 2006 and 2.5% of consolidated assets as of June 30, 2006.
Changes in Internal Control over Financial Reporting
As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 13 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Convertible Debentures Exchange
On April 4, 2006, IGT entered into a new indenture as a result of exchanging our old Debentures for an equal aggregate principal amount at maturity of new Debentures and an exchange fee of $2.51 per Debenture. In the aggregate, $964.8 million, or 99.5%, of the old Debentures principal amount at maturity were tendered and accepted for exchange. The terms of the new Debentures are substantially similar to the old Debentures, except that the new Debentures include a net share settlement feature requiring us to satisfy our conversion obligation to holders in cash, per the terms of the indenture up to the accreted principal amount and in common shares for any remaining conversion value. For additional information, including registration exemption and terms of conversion, refer to our Form 8-K filed on April 5, 2006.
Issuer Purchases of Equity Securities
Under the 1990 IGT common stock repurchase plan, as amended and adjusted for stock splits, our remaining share repurchase authorization totaled 17.7 million at June 30, 2006. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors.
Shares purchased in the table below exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased an additional 0.3 million shares from the end of our third quarter through August 3, 2006 at an average price of $38.24 per share.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares Still
	Total		as part of a	Available for
	Number of	Average	Publicly	Purchase
	Shares	Price Paid	Announced	Under the
Periods	Purchased	Per Share	Plan	Plan
(In millions, except per share amounts)
April 2 – April 29, 2006	—	$—	—	17.8

April 30 – May 27, 2006	0.1	$35.81	0.1	17.7

May 28 – July 1, 2006	—	$—	—	17.7

Balance at end of period	0.1	$35.81	0.1

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
Date: August 8, 2006
INTERNATIONAL GAME TECHNOLOGY
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