Form 10-K
period 2006-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2006-12-13
CIK 353944

FORM 10-K
United States Securities and Exchange Commission
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-10684
International Game Technology

Nevada (State of Incorporation)	88-0173041 (I.R.S. Employer Identification No.)
9295 Prototype Drive, Reno, Nevada 89521
(Address of principal executive offices)
Registrant’s telephone number, including area code: (775) 448-7777
Registrant’s website: www.IGT.com
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, Par Value $.00015625	Name of Each Exchange on Which Registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if registrant is a well known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2) of the Exchange Act: Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2006: $11,759,822,192
The number of shares outstanding of each of the registrant’s classes of common stock, as of
December 8, 2006:
335,322,243 shares of common stock at $.00015625 par value
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our Proxy Statement relating to the 2007 annual shareholders meeting are incorporated by reference in Part III

INTERNATIONAL GAME TECHNOLOGY

i

DEFINITIONS, abbreviations or acronyms as used in this Form 10-K

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
ARS	Auction Rate Securities
AVP®	Advanced Video Platform
AWP	Amusement with Prize
bps	basis points
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
Commission	Nevada Gaming Commission
Debentures	Senior Convertible Debentures due January 29, 2033
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
ESPP FAS	Employee Stock Purchase Plan Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	generally accepted accounting principles
GCB	State Gaming Control Board
JV	Spin For Cash Joint Venture
MDA	management’s discussion & analysis
MLP	multi level progressive
MPS	multi player station
NDT	The Nevada Department of Taxation
NJ	New Jersey
OES	IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc. collectively
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International Corporation
pp	percentage points
R&D	research and development
Reg	Regulation
RFID	radio frequency identification
SAB	Staff Accounting Bulletin
sb™	server based
SEC	Securities and Exchange Commission
Sega Sammy	Sega Sammy Holdings
SFAS	Statement of Financial Accounting Standards
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
SMI	Shuffle Master, Inc.
TITO	ticket-in/ticket-out
TRO	temporary restraining order
UK	United Kingdom
US	United States
VIE	variable interest entity
VLT	video lottery terminal
WW or WagerWorks	WagerWorks, Inc.
WAP	wide area progressive
*	not meaningful (in tables)

ii

Forward Looking Statements
This Annual Report on Form 10-K contains statements which do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	the timing and expected success of new product introductions

ª	future gaming product developments

ª	developing or acquiring access to important intellectual property

ª	our access to new distribution channels

ª	our market share, competitive advantage, and leadership position

ª	the advantages offered to our customers by our products

ª	the current or future installed base in certain markets or overall

ª	gaming expansion and new market opportunities

ª	future gross margins

ª	increasing growth or contributions

ª	regulatory developments

ª	critical accounting estimates

ª	tax exposure and tax rates

ª	available capital resources

ª	possible losses from off-balance sheet arrangements
Although we believe as of today that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Item 1A, Risk Factors, for a discussion of these and other risks and uncertainties. You should not assume later in the year or next year that the forward looking statements in this Annual Report on Form 10-K are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

PART I
Item 1. Business
GENERAL
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, systems and services. Our vision is to be the preeminent supplier of gaming products to the world. We strive to maintain a wide array of entertainment inspired gaming product lines, targeting gaming markets in all legal jurisdictions worldwide. We are committed to providing quality gaming products at competitive prices, designed to increase the potential for improving operator profits by serving players better.
International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. Principally serving the US gaming markets when founded, we expanded into jurisdictions outside the US in 1986. In addition to our main US production facilities in Nevada, we manufacture gaming products in the UK and through a third party manufacturer in Japan. We currently maintain sales offices in various gaming jurisdictions around the world.
In addition to our 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned operating subsidiaries:
ª	Acres Gaming Incorporated

ª	I.G.T. — Argentina S.A.

ª	I.G.T. (Australia) Pty. Limited

ª	International Game Technology (NZ) Limited

ª	IGT Asia, Lda.

ª	IGT do Brasil LTDA.

ª	IGT — Canada Inc.

ª	IGT — Europe B.V.

ª	IGT — Iceland Ltd.

ª	IGT — Japan, K.K.

ª	IGT — Maine, Inc.

ª	IGT — Mexicana de Juegos, S. de R.L. de C.V.

ª	IGT — UK Holdings Limited (Barcrest)

ª	International Game Technology — Africa (Pty) Ltd.

ª	WagerWorks, Inc.
Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and our wholly owned subsidiaries and their subsidiaries. The meanings of certain abbreviations or acronyms used throughout this report are listed for your reference on page ii. Italicized text in this document with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For more information about our trademark and copyright ownership information, please visit our website.
IGT’s principal corporate executive offices are located at:
9295 Prototype Drive
Reno, Nevada 89521
Telephone: (775) IGT-7777
Website: www.IGT.com
Through the Investor Relations link on our website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Our corporate governance guidelines and charters for our Audit, Compensation, and Nominating and Corporate Governance Committees are also available on our website. This information will be mailed in print form free of charge to any shareholder upon request.

BUSINESS SEGMENTS
We derive our revenues in two ways, either from the sale (product sales) or placement (gaming operations) of our gaming products, services or intellectual properties. Operating results reviewed by our chief decision maker encompass all revenue sources within each geographical customer region. We currently view our business in two regional operating segments, each incorporating all types of revenues.
ª	North America includes our operations in the US and Canada. North America comprised 79% of consolidated revenues in fiscal 2006, 79% in 2005, and 86% in 2004.

ª	International encompasses our efforts abroad in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK. International comprised 21% of consolidated revenues in fiscal 2006, 21% in 2005, and 14% in 2004.
Additionally, certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment. Additional segment and financial information is contained in BUSINESS SEGMENT RESULTS of our MDA and Note 18 of our Consolidated Financial Statements and is incorporated herein by this reference.
PRODUCTS
We sell or place a broad range of gaming equipment, as well as related parts, conversions, licenses, systems and services.
ª	Traditional casino-style slot machines determine the game play outcome at the machine, encompassing:
s	classic physical reel slots

s	video poker slots

s	video reel slots

s	Class III, a tribal distinction for a traditional casino-style slot machine
ª	Wide area progressive (WAP) jackpot systems link machines across several casinos within a designated jurisdiction.

ª	Central determination system (CDS) machines are connected to a central server which determines the game outcome, including:
s	video lottery terminals (VLT) for government sponsored applications

s	electronic or video bingo machines

s	Class II, a tribal distinction for electronic bingo systems
ª	Amusement With Prize (AWP) games, popular in Europe, incorporate limited payouts with complex features that allow players to exercise an element of skill and strategy.

ª	Pachisuro machines or pachislots distributed in Japan are a smaller, simpler variation of American slots, featuring skill stop reels and low payouts.
ª	The IGT Advantage™ Casino System is a suite of fully integrated casino management solutions for:
s	machine accounting

s	patron management

s	cage and table accounting

s	ticket in/ticket out

s	bonusing (jackpots and promotions)

s	table game automation
ª	Strategic Marketing Services offer consultation on a variety of casino promotion strategies.
We supply our gaming products directly to the customer or through distributors in certain jurisdictions. We also offer equipment contract financing for qualified customers and development financing loans to select customers for new or expanding gaming facilities.

REVENUE STREAMS
Product Sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, licenses and royalties, equipment and services. Product sales comprised 50% of consolidated revenues in 2006 and 2005, and 53% in 2004. As our gaming products become more systems centric in nature, an increasing portion of our product sales is derived from non-machine or non-box products, including systems installations, parts, game theme conversions, and royalties or licensing fees.

Product Sales Composition	2006	2005	2004

Machines
Video & Spinning Reel	60%	54%	71%
AWP & Pachisuro	11%	20%	10%

	71%	74%	81%

Non-machine
Gaming Systems	13%	10%	9%
Parts & Conversions	14%	14%	9%
Other fees & services	2%	2%	1%

	29%	26%	19%
Gaming operations revenues are generated from providing customers with our proprietary gaming products, services or intellectual properties under recurring revenue arrangements. This revenue stream comprised 50% of consolidated revenues in fiscal 2006 and 2005, and 47% in 2004. See Note 1 of our Consolidated Financial Statements for additional information regarding pricing arrangements and revenue recognition.
Gaming Operations revenues and gross margin are influenced by a number of factors, including the number and geographic mix of machines placed, play levels and variations in pricing arrangements. Expenses include the cost of funding jackpot payments to winners and this cost is subject to interest rate volatility. In monitoring the productive life cycle of our proprietary games, we systematically replace units experiencing declining play levels with newer games.
We place games under recurring revenue arrangements in over 70 gaming jurisdictions worldwide. IGT owned units below are reflected in our balance sheet as part of property, plant and equipment. Casino operations units include traditional casino, Class III, Class II, and other higher yielding gaming machines. Lease operations units include VLT and other lower yielding gaming machines. Casino owned units are machines sold that also carry an ongoing recurring royalty fee.

September 30,	2006	2005	2004

Gaming operations machines
IGT owned units
Casino operations	36,000	32,000	30,800
Lease operations	13,600	6,800	6,400

IGT installed base	49,600	38,800	37,200
Casino owned units	17,500	17,300	18,000

Total	67,100	56,100	55,200

PRODUCT DEMAND
Demand for our products is driven by a number of factors:
ª	The replacement of older or obsolete machines

The replacement cycle in all gaming jurisdictions represents a significant portion of sales in any given year. It is driven primarily by competition in each market to provide players with more entertaining and sophisticated games. We expect future machine replacement sales will be driven by customer strategies to upgrade casino floors with newer games and technologies that combine higher yields with cost savings, convenience, and other benefits. The willingness and ability of operators to invest in new or additional machines is also a factor.

ª	Casino expansion or new casino openings

The construction of new casino properties generates product demand, and stimulates replacement machines demand at neighboring casinos, as these casinos may upgrade in order to remain competitive.

ª	New gaming jurisdictions

Over the past decade, significant increases in the market installed base of gaming machines were driven by growth in the number of jurisdictions with legalized gaming and the increasing popularity of large theme-based casinos.

ª	Manufacturer’s reputation and reliability

Consistent delivery and support of quality products encourages operators to select certain gaming equipment suppliers over others.
STRATEGIC ACQUISITIONS
As part of our ongoing efforts to create shareholder value, we complement our internal resources through strategic alliances and business acquisitions that:
ª	offer opportunities to diversify our geographic reach

ª	expand our product lines and customer base

ª	leverage our technological and manufacturing infrastructure to increase our rates of return

Our more recent business acquisitions include:

Company Acquired	Date	Cost
		(In millions)
WagerWorks, Inc.	August 2005	$89.1
Assets of Hi-Tech Gaming.com, Ltd.	December 2004	10.3
Acres Gaming Incorporated	October 2003	134.0
Anchor Gaming	December 2001	1,323.9
WagerWorks
We acquired WagerWorks in August 2005 to capitalize on expanding remote gaming opportunities and facilitate the distribution of IGT game content across new channels and mediums such as the internet, mobile devices, and interactive television. WW provides internet gaming technology, content and services designed to enable established consumer oriented companies to leverage their operating expertise and brand equity online. WW does not provide internet gaming services in jurisdictions where it is illegal to do so.
Acres
We completed the acquisition of Acres, a software company specializing in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty, on October 27, 2003. This business combination gave us access to the Acres suite of integrated casino management systems products, enabling us to position IGT as a leading global provider of casino gaming systems.

PRODUCT DEVELOPMENT
The vision of IGT product development centers on serving players better by utilizing the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability. Our business model is built on the creation and delivery of game content through integrated casino systems solutions to machine platforms. We pioneer innovation by anticipating consumer needs, responding to customer feedback and marketing trends.
Our product development efforts are supported by a considerable emphasis and investment in research and development of future technology, which we believe will enable IGT to maintain a leadership position in the industry. We dedicate over 1,300 employees worldwide to product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. Our investment in R&D totaled $188.5 million in fiscal 2006, $138.4 million in fiscal 2005, and $129.3 million in fiscal 2004.
Our primary development facilities are located in Nevada and we have several design centers strategically located worldwide allowing us to quickly respond to unique market needs and local player preferences. IGT global design centers provide local community presence, customized products, and regional production where beneficial or required.
ª	Our Barcrest facility designs AWP games for the UK and continental Europe, configures UK casino games, and partners with Barcrest USA to develop interactive top boxes for North America casino games.

ª	Our Japan team designs IGT pachisuro games, in conjunction with our Sega Sammy manufacturing arrangement.

ª	Two teams in Australia design club and casino market products.
IGT Labs is a Corporate sponsored strategic R&D group established in 2005, dedicated to assisting in our efforts to maintain a leading position in technologies critical to our future by developing evolutionary next generation products and establishing strategic partnerships with key technology providers. Significant initiatives focus on:
ª	investigating software and technology solutions

ª	reducing product costs while increasing operator efficiencies and player appeal

ª	increasing IGT intellectual property values

Games
We combine the elements of math, play mechanics, sound, art and technological advancements with our entertainment license library and patented intellectual property with the goal of providing gaming products with a high degree of player appeal. We continue to expand our game libraries, emphasizing development of game content to address changing consumer preferences and other market trends. We strive to develop games that incorporate exciting winning combinations, and appealing graphics and sound. Additionally in fiscal 2006, we adopted development standards focused on creating more consistent game play, graphics, and sound features in our games intended to expedite time to market.
We actively develop new themes for video reel and video poker, as well as enhancing our classic spinning reel products with popular multi-line multi-coin configurations. We make ongoing efforts to upgrade and optimize our proprietary flagship theme games, such as Wheel of Fortune®, Megabucks®, Star Wars® and The Price is Right®, with theme refreshers and innovative features to enhance play. Our games are invented primarily by employee designers and artists. Although not materially dependent on third party developers, we find they can provide added sources of creative ideas and game content.
Using our Product Performance Testing system, we evaluate and forecast acceptance of new products to quickly identify the more popular gaming concepts. A central computer monitors the performance of games placed in 35 key casino locations that provide a representative sampling. This system results in a quicker release of higher performing games.
Fiscal 2006 highlights
We introduced 190 new games for traditional gaming environments in North America. We also released 260 unique versions of our games to meet the needs of non-traditional video lottery, CDS, Class II and international markets. We remain the North America market leader in spinning reel and video poker games. With fewer barriers to entry and the relative ease of creation, competition remains intense in video games. We are competing vigorously in video game development and continue designing innovative spinning reel and poker games.
We launched our first group play product offering community rounds where multiple players can participate in the same bonus for added multi-player game action and big player attraction. Wheel of Fortune® Special Edition™ Super Spin™ is a linked progressive game combining the popular theme with nine video slots surrounding a giant bonus wheel. Each player station features an extra wide seat so players can sit with a friend. We plan to further expand game development based on this group play concept.
We expanded on our winning MLP games, which provide a higher hit frequency on lower level progressive jackpots. We recently released our newly designed 5-reel MLP, Red Hot Jackpots™, in Nevada and Native American markets. This game allows players to buy-up to different bonus levels, a feature designed to increase the average wager. We plan to continue our future MLP offerings, adding WAP features and group play options.
We initiated development of our first interactive “multi-player station” series of gaming products. This product, which is comprised of several individual terminals or stations connected to a central control device, is available in numerous modular configurations based on operator preferences. We expect that multi-player and electronic table games will become increasingly important, with plans to introduce Baccarat and Roulette in the MP Series™ in fiscal 2007 and additional game themes in the future.
Under arrangements to facilitate development of Walker Digital casino innovations, we initiated our first product collaboration with Guaranteed Play™, a creative new method of wagering game play. Instead of one wager at a time, Guaranteed Play™ patrons have the option of purchasing several hands of poker or spins of slot play at a fixed price in advance. We plan to introduce Guaranteed Play™ Poker during fiscal 2007. We anticipate future product offerings will integrate Guaranteed Play™ through our sb™ network to give operators the ability to package slot play with other promotional offerings.
Our Barcrest facility supports over 150 AWP game designs per year and new products are launched every four to six weeks. Current year engineering projects focused on the development of video game content and a new European PC based video cabinet set to launch in fiscal 2007.
In Japan, we developed and released two pachisuro games compliant with new Reg-5 requirements. The Reg-5 models, not as popular as less restrictive Reg-4 units, will be required by the end of September 2007, and we are targeting at least one new release per quarter in fiscal 2007.

Networks
Games and networked systems continue to converge, as markets increasingly require this linkage for regulatory purposes, and operators rely more and more on systems to manage game performance and player preferences. As we develop and integrate gaming systems, adapting technologies to fit new markets and player preferences, we recognize networks have the power to dramatically change the appearance and improve the usefulness of gaming systems. Limited gaming networks currently include IGT Advantage™ casino management systems, EZ Pay® ticket systems, CDS, and WAP systems.
Our most recent focus is on providing operators with server based tools to more efficiently manage their slot floors and deliver exciting new gaming experiences to the players. Four commercial field trials of our server based system are currently underway in California, Nevada, Michigan and Missouri. Over the next 18 to 24 months, we intend to continue refining and enhancing the core technology, identifying customer needs, and pursuing development efforts critical to server based game applications, including necessary regulatory approvals.
We continue to support and enhance our IGT Advantage™ Casino System, a suite of traditional casino management software products providing operators with real-time information in the areas of slot machine performance, patron management, table game reporting and analysis, along with cage and credit data. This system suite features EZ Pay® Ticketing, as well as direct player marketing systems such as BonusingTM and NexGen® interactive multi-media displays.
We continue our product integration efforts with PGIC and SMI to create a comprehensive automated table management system, Table iDTM (formerly known as Intelligent Table SystemTM) and extend the value of slot management systems. The first tier marketed as Table Manager™ features upgraded player tracking and table game accounting functions and has been installed in US casinos. The second tier marketed as Chip Manager™, includes RFID automated bet recognition and its first casino installation was in October 2006. The third tier marketed as Game Manager™ adds enhanced game tracking with complete game and player analysis and is planned for commercial introduction in 2007.
Over the past three years, we have introduced IGT game content in several new video or lottery markets by adapting our traditional casino games where the machine determines the outcome to CDS games where the central server determines the outcome. Our CDS features include cross property bingo draws, game software downloading, remote game configuration, full accounting and performance reports, virtual private networks and TITO compatibility. With our extensive game library, we anticipate continued CDS market penetration.
Platforms
Platforms are the means by which players interact with the games, and we support several in order to maximize our game distribution reach. The challenge in platform development is in determining how to effectively use a wide range of technology to satisfy global markets with the right features, cost points, and delivery dates. The ultimate goal is to ensure that our content can be deployed through a number of different channels, including traditional gaming platforms, as well as wireless networks, and the internet.
We strive to serve evolving gaming markets with the strength and flexibility of our distinct platforms. Multi-line, multi-coin video games are currently among the most popular games on the casino floor. In response to this trend, our products employ advanced technology to enhance entertainment and communication features, while retaining many of the familiar and popular features of legacy games.
Our Advanced Video Platform® is designed to support the next generation of video games. This platform provides improved graphic capabilities such as:
ª	full screen live streaming videos

ª	animations with vivid colors

ª	enhanced stereo sound

ª	expanded storage capacity, allowing for complex bonus features
To facilitate future server-based gaming applications, the AVP® incorporates networking capable of supporting Gaming Standards Association communication standards important for the integration of open, casino wide networks and video capabilities to support a service window. Our next generation TrimLine™ cabinet, first sold with AVP® machines in fiscal 2006, also provides enhanced player ergonomics within a reduced machine footprint, enabling operators to better optimize operator floor space.

Our library of games continues to grow as AVP® transitions to become our standard development platform. We also continue to support traditional platforms including our:
ª	Game King® video platform using the 80960 processor, offering a single or multi-game format, a touch screen monitor, and interactive video slot games with animated graphics and secondary bonusing features

ª	S2000® and Reel Touch® 80960 spinning reel platform, which combines one of our broadest game libraries with upgraded processor boards and an enhanced sound package

ª	VLC 8800™ platform which remains widely used in government sponsored markets, with the ability to connect with most major North America video lottery control systems

ª	Blue Chip platform used in Australia and New Zealand markets

ª	Barcrest MPU5 AWP platform produced in the UK

ª	Pachisuro platform used in Japan
Expanding Delivery Channels
We are developing a wireless slot system for play on fully mobile computer tablets within a casino property in response to Nevada legislation passed during fiscal 2006 to allow gaming on portable hand held devices. Recently approved by the Nevada Gaming Commission, we anticipate a casino field trial in fiscal 2007 and product release in fiscal 2008.
During fiscal 2006, we entered the UK interactive television market with the first two games, Elvis® and CashinoTM, designed by Barcrest. We also launched seventeen new or updated games on the WagerWorks internet casino platform including premium branded games generating significantly more play than non-branded games. We plan to leverage our collective design facilities worldwide in developing future internet game content, as well as networking technology for remote game management and downloading. We will not, however, provide internet gaming services in jurisdictions where they are not legal.
Intellectual Property
Our patents, trademarks, copyrights and other intellectual property rights are significant assets. We seek to protect our investment in R&D and the unique, distinctive features of our products by perfecting and maintaining our intellectual property rights. We obtain patent protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio contains a significant number of domestic and foreign patents related to a variety of video and electronic gaming equipment and systems, including game designs, bonus and secondary game features, and gaming device components.
Most of our products are marketed under trademarks and copyrights that provide product recognition and promote widespread acceptance. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, or storylines. We design, manufacture, produce, operate, use, and/or otherwise have permission to exploit certain gaming machines utilizing materials under license from third party licensors. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable.
We cannot ensure that:
ª	others will not infringe upon or develop products in violation of our intellectual property rights

ª	pending applications for additional intellectual property rights will be granted
Our ability to enforce and maintain patents, copyrights, trademarks and other intellectual property rights is subject to general litigation risks. We are often presented with various defenses when we seek to enforce our rights, including assertions that our intellectual property right being asserted is invalid. In addition, our declaration of intellectual property rights often results in the other party seeking to claim alleged intellectual property rights of its own against us. We describe certain intellectual property litigation in Note 15 of our Consolidated Financial Statements.

MARKET REGIONS
We market our gaming products in legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue expanding international markets. Opportunities, challenges and our successes vary across these jurisdictions. In the following discussion, we describe various regional development expectations about market size, timing, and government actions. There can be no assurance that these expectations will be realized or the extent to which IGT will benefit if they are realized.
North America
As an industry leader, we have participated in the growth of North America gaming, beginning in the early 1990’s with Midwest riverboats, through the spread of tribal casinos, and into non-traditional venues such as racetracks (also known as racinos) and bingo parlors. We estimate the market base of gaming machines installed has increased from 184,000 machines in 1991 to 836,000 machines in 2006. Our estimate of the market base of gaming machines installed in North America below is based on internal data and information provided by various gaming agencies.

	Estimated Market Base
September 30,	2006	2005

Traditional	224,000	220,000
Native America Tribal	114,000	110,000
Racino/Lottery	33,000	33,000

US Western	371,000	363,000

Traditional	112,000	127,000
Native America Tribal	103,000	98,000
Racino/Lottery	22,000	23,000

US Central	237,000	248,000

Traditional	62,000	66,000
Native America Tribal	40,000	33,000
Racino/Lottery	37,000	34,000

US Eastern	139,000	133,000

Traditional	51,000	46,000
Racino/Lottery	38,000	39,000

Canadian	89,000	85,000

Total North America	836,000	829,000

Gaming continues to grow in popularity as a leisure activity in North America. This growth is encouraged by the development of newer, more innovative gaming devices, as well as governments looking for new ways to support public operations. Over the past three years, we established a commercial presence in most CDS and Class II markets where we had previously not operated because of regulatory uncertainties. We expect to benefit from further expansion of legalized gambling jurisdictions in fiscal 2007 and 2008. Legislative actions and voter referendums are providing new market opportunities for IGT in:
ª	Florida and Pennsylvania, from which we have firm orders expected to ship in the first quarter of fiscal 2007

ª	Washington and California CDS and Class II products

ª	California with pending tribal state compact negotiations

ª	Oklahoma with approvals for Instant Bingo games
We continue monitoring gaming legislation under consideration in several other states, including Kansas, Maryland, Massachusetts, New Hampshire and Texas. With our leadership position in traditional and Class III gaming markets and growing presence in CDS and Class II markets, we are well positioned to be a supplier of choice in any potential new markets.

Sales and Service Regions
Our North America sales and service offices are organized into four regions, to better respond to customer needs.
US Western
Representing approximately 44% of gaming devices in the North America market, the western region spans 11 states, including:
ª	Traditional casino markets in Nevada and Colorado

ª	Class II and class III markets in California, Arizona, Colorado, Idaho, Oregon, Wyoming and New Mexico

ª	CDS markets in Washington

ª	VLT markets in Oregon, Montana and New Mexico
Nevada continues to dominate this region as the largest and most established gaming market in the world, with approximately 195,000 machines in over 250 casinos.
ª	Las Vegas, Nevada’s largest concentration of gaming, initiated a new wave of expansion in 2005 with the opening of Wynn Las Vegas. This was followed by the Venetian expansion project scheduled to open in 2007, the June 2006 ground breaking of the MGM City Center complex and Wynn’s Encore expansion expected in 2010. Boyd Gaming also announced redevelopment plans for the Stardust property to be known as Echelon Place expected to begin in 2007.

ª	The Las Vegas off-Strip or locals market experienced new growth in 2006 with the opening of Boyd’s South Coast and Station’s Red Rock Station Casino, as well the Station’s Green Valley Ranch expansion. Other upcoming projects announced include property expansions in North Las Vegas and a major facility in the Southern Hill’s master planned community.

ª	Northern Nevada continued to show signs of expansion in 2006. In Reno, Station Casinos is progressing with new property plans and the Atlantis Casino Resort is considering adding properties as well as expanding their existing casino property. Additionally, the Reno Peppermill Casino received zoning approval for a new property north of Sparks in Spanish Springs.

California tribal properties continued installation of CDS Class II games in 2006, including a significant expansion at the San Pablo Casino at Lytton Rancheria in the San Francisco Bay Area. In 2006, the Governor of California announced the renegotiation of several tribal state compacts now pending legislative approval. We anticipate approval of these compacts in early 2007 and it may cause other tribes to consider compact renegotiations for facility expansions.
Washington continues with IGT game placements and we anticipate further market expansion in 2007 with seven properties that have applied to open new or expand existing facilities.
Oregon lottery continues with the installation of over 5,000 IGT machines under two contracts awarded in 2006, which are expected to be completed during 2007.
US Central
Spanning 18 states and approximately 28% of North America gaming devices, the central region encompasses:
ª	riverboats in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri

ª	land based casinos in Michigan and Louisiana

ª	Class III casinos in Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, North Dakota, South Dakota, and Wisconsin

ª	Class II and Class III markets in Oklahoma

ª	racinos in Arkansas

ª	VLT markets in Louisiana and South Dakota
The largest concentration is in the riverboat jurisdictions and land based casinos with approximately 112,000 machines in 98 locations. The Mississippi Gulf Coast lost 16,000 machines destroyed by hurricane Katrina in August 2005. To date, 10 casinos have reopened with an aggregate of 12,000 machines, while most other affected operators and new operators are expecting to build new facilities over the next two years.
The Iowa Racing Commission granted four additional gaming licenses in May 2005. New openings include:
ª	the Riverside Casino and Golf Resort in 2006 with 1,100 units

ª	the Wild Rose Casino in 2006 with 500 units

ª	two properties scheduled to open in 2007 with 1,500 units
Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, North Dakota, South Dakota, and Wisconsin comprise 126 tribal casino properties with approximately 74,000 Class III gaming devices, with continuing opportunities for TITO conversions and legacy product replacements.
Oklahoma currently contains approximately 35,000 gaming machines. We initiated Class III game installations in fiscal 2005 and our installed base grew from 1,000 to 5,400 units during fiscal 2006. Oklahoma also became the 19th state to join the IGT Native American Progressive Systems links in 2006 with198 WAP and 66 stand-alone games currently installed.
Arkansas regulations for games of skill were approved by the Racing Commission in August 2006. We expect to begin installing units by the end of calendar 2006 at:
ª	Southland Park in West Memphis, opening their expanded facility with 800 units

ª	Oaklawn Park in Hot Springs with an initial 130 units and plans for a larger facility to open 2008
Louisiana and South Dakota anticipate VLT replacements in the near term, while Nebraska, Kansas, and Texas may generate additional opportunities in 2007 and beyond.
US Eastern
Comprising approximately 17% of the North America installed base, the eastern region includes:
ª	traditional casino markets in Atlantic City, New Jersey and cruise ships

ª	tribal Class III casinos in Connecticut, New York, and North Carolina

ª	centrally monitored facilities in Delaware, Maine, New York, Rhode Island, and West Virginia

ª	Class II CDS facilities in Alabama and Florida

ª	Pennsylvania when its program starts in fiscal 2007

Atlantic City remains the region’s largest market with approximately 39,000 machines. This market is becoming more competitive as casino ownership concentrates due to mergers and properties update their floors to include more table games and non-gaming amenities. Pinnacle Entertainment recently purchased The Sands, which closed in November 2006 to make way for a major resort casino.
Six new cruise ships were added in fiscal 2006 and nine more are expected to launch in 2007. Each ship carries approximately 200 gaming machines.
New York and Connecticut casinos are in the midst of Class III expansions. New York’s Seneca added 900 machines during fiscal 2006 to its Niagara Casino, is adding a new hotel to its Allegany property and planning a new facility in Buffalo, New York. Foxwoods in Connecticut is expected to open its 1,500 machine expansion in 2008.
New York, Rhode Island, Maine and West Virginia racino markets continue to grow.
ª	In New York and Rhode Island, we have long-term revenue sharing arrangements in place and continue achieving market share gains at existing facilities through the reallocation process based on quality game performance.

ª	New York’s addition of Tioga Downs and Yonkers in 2006 and the anticipated opening of Vernon Downs in early fiscal 2007 will bring this market up to approximately 10,000 machines. The New York Aqueduct track opening is not expected until 2008.

ª	In Rhode Island, we expect the Lincoln Park 1,400 machine expansion to open in April 2007.

ª	In Maine, we expect the permanent Penn National facility to open in mid 2008. Our machines were installed at the temporary facility in November 2005.

ª	In West Virginia, we anticipate Charles Town will complete its 800 to 1000 unit expansion in early 2007.
Alabama CDS charitable bingo markets grew in 2006 with expansions at two facilities.
Florida tribal properties continue replacing competitor products with IGT Class II CDS machines. Ongoing Florida tribal compact negotiations will determine if Class III machines will be allowed in this market. If Class III machines are allowed, we anticipate the Florida market could increase by as many as 15,000 units and gradually replace Class II machines. With court decisions upholding the Broward County voter referendum allowing gaming at racetracks, operators announced plans to install 6,000 new games at four facilities beginning early in 2007.
Pennsylvania Gaming Control Board approved regulations and awarded the first five conditional gaming licenses in September 2006 for the 61,000 slot machines in 14 racetrack venues statewide legalized in July 2004. In December, the gaming board is expected to consider whether to distribute seven additional licenses. With IGT shipments in October 2006 and the first casino opening in November 2006, we anticipate approximately 40,000 games will be installed in this market through fiscal 2010.
Canada
Every Canadian province has some form of gaming, which we service with four sales and technical support facilities in Canada. Casinos, racinos and public gaming in Canada make up 11% of the North America market installed base. VLT programs are operated by government lottery corporations in Alberta, Manitoba, Quebec, Saskatchewan, and the four Atlantic provinces. While Canadian markets have stabilized, replacements and expansions provide steady machine, parts, and game software sales.

International
Our International sales and service offices are located to better serve customer needs, address specific regulatory environments, and pursue new and expanding market opportunities outside of North America.
IGT’s presence in international gaming markets commenced in 1986, and we continue to pursue growth opportunities outside of North America. Our goal is to further capitalize on the design and manufacturing experience in North America, while customizing products for unique local and regulatory environments. Our International headquarters, located in the Netherlands, oversees all international operations servicing:
ª	casino markets in Asia, Europe, Latin America, Russia and South Africa

ª	club markets in Australia and New Zealand

ª	AWP markets in the UK and continental Europe

ª	pachisuro markets in Japan

ª	US military bases overseas
The outlook for international market expansion continues to improve as support increases for legalized casinos as a means of promoting tourism revenue. We anticipate increased financial contributions from our international operations as these markets continue to grow in significance.
Europe
Our Netherlands office opened in 1992 to service casino markets in continental Europe, the Middle East and North Africa. Casinos and slot halls in these markets compete with non-casino environments such as pubs and arcades. We anticipate moderate growth in Europe’s installed unit base. Replacement units in this market are increasingly driven by cashless solutions such as TITO.
In 2004, we opened a representative office in Moscow to explore market opportunities in Russia and the Commonwealth of Independent States (former Soviet bloc countries). Commercial outlook for fiscal 2007 in Russia is uncertain due to the impact of unfavorable legislative changes.
Latin America
With offices in Argentina, Mexico, and Brazil, we market gaming equipment in several legalized gaming jurisdictions in Latin America. Our office in Mexico was established in conjunction with our entry into the CDS Video Bingo market beginning in fiscal 2005. Mexico’s CDS market continues to expand and we anticipate further CDS development in other Latin America jurisdictions.

South Africa
Our office in Midrand, Gauteng services the gaming markets located in Africa, Sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under its 1996 National Gambling Act, allowing for the allocation of up to 40 casino licenses in nine provinces. We introduced WAP games in South Africa during fiscal 2006.
Asia
Our Macau office was established in fiscal 2005 to service the Asia region. Rapid growth is projected in Macau and the surrounding region over the next few years, as countries such as the Philippines, Singapore, Vietnam, and Cambodia consider and implement further gaming expansion and development.
Australia and New Zealand
Australia is one of the largest and most established markets for video gaming products outside of North America. Our offices in Australia and New Zealand provide sales and customer service for casino, club, and hotel gaming. Base or neuter machines manufactured in Reno are shipped to Australia for completion with necessary game development, programming, testing, delivery and installation. Although “harm minimization” continues to be an important political issue in this region, most of the more restrictive gaming measures are fully implemented and our experience indicates operator confidence is returning to the market.
United Kingdom
We established full scale operations in Manchester, England with the acquisition of Barcrest Limited in March 1998. Barcrest is a leading UK manufacturer of AWP games and top box products, servicing markets in both the UK and continental Europe. We added facilities in the Midlands region during fiscal 2002 for casino gaming implementations under the new UK Gambling Act.
Barcrest markets are primarily replacement driven, dominated by pubs, licensed betting offices, bingo halls and arcades that demand regular releases of new machines. Our efforts in this market are built around three design centers focusing on UK products, and one design center focused on products for continental Europe. The UK market installed base is approximately 240,000 units and new games are launched every four to six weeks.
Japan
We have served the gaming market in Japan since 1990 with engineering, development, sales, and administration from our head office in Tokyo and a logistics office in Nagano. Our manufacturing arrangement with Sega Sammy, a Japanese pachislots maker, originated in 2004 is helping to position our company as a more competitive and consistent performer in the pachisuro marketplace. During 2006, Japan began the transition from Reg-4 games to the more restrictive Reg-5 games. All Reg-4 pachisuro machines are required to be removed from the market by the end of September 2007. The market installed base of pachisuro machines is estimated at over 1.8 million units with an estimated 50% average annual turnover.
Internet Gaming
Our internet customer relations are concentrated in the UK and Ireland. We do not provide internet gaming services in jurisdictions where they are not legal.
COMPETITION
The market for gaming machines and systems is highly competitive, constantly evolving and subject to rapid technological change. New product development is a significant driver of competition. Principal competitive factors include:
ª	product functionality and features

ª	product architecture and technological innovations

ª	availability and quality of support

ª	ease and speed of product implementation

ª	vendor and product reputation

ª	knowledge of gaming industry practice

ª	customer acceptance and player preference

We think we have a global competitive advantage attributable to:
ª	broad alliances and long history with customers

ª	the breadth of our gaming products

ª	a dynamic and diverse library of innovative and strong performing games

ª	developing systems that enhance operator profitability

ª	an extensive collection of intellectual properties

ª	the highest levels of customer service and support

ª	the financial strength to aggressively invest in research and development

ª	an extensive, well established infrastructure of sales and manufacturing

ª	worldwide recognition and geographic diversity
Our competitors include, but are not limited to, the following manufacturers that have developed casino-style gaming products and are either authorized to sell products or are in the licensing process in many US and foreign gaming jurisdictions:
ª	Ainsworth Gaming Technology

ª	Aristocrat Leisure Limited

ª	Aruze, formerly known as Universal

ª	Bally Technologies, Inc. (formerly Alliance)

ª	Franco Gaming, Ltd., a division of Recreativos Franco

ª	Gauselmann Group (Atronics)

ª	Konami Co. Ltd.

ª	Lottomatica, (acquired GTech in 2006)

ª	Multimedia Gaming Inc.

ª	Novomatic Industries

ª	Progressive Gaming International Corporation

ª	Rocket Gaming Systems

ª	Scientific Games Corporation

ª	Shuffle Master Inc.

ª	Unidesa (part of the Cirsa Group)

ª	Video Game Technologies

ª	WMS Industries
OPERATIONAL OVERVIEW
Manufacturing and Suppliers
In addition to our main production facility in Reno, Nevada, we manufacture AWP and UK casino products in the UK and pachisuro machines through a third party manufacturer in Japan. AWP and pachisuro machines provide lower game yields due to associated regulatory restrictions and generally have shorter product life cycles. International casino and club gaming machines are fabricated, whole or in kit form, at our Reno facility.
Our manufacturing operations primarily involve the assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate facilities for cabinet manufacturing, silkscreen, and digital design. We have a broad base of material suppliers and utilize multi-sourcing practices to ensure component availability.
Our Reno facility currently devotes approximately 889,000 square feet to product development, manufacturing, warehousing, shipping and receiving. We enlarged our Reno facility with additional space for offices, manufacturing, and a new data center in fiscal 2005. The consolidation of various Las Vegas leased facilities and 830 employees into a new 37-acre central campus began in fiscal 2004 and is estimated to be completed in 2007.
During fiscal 2006, our ISO 9001.2000 manufacturing industry certification was maintained for our Nevada and UK facilities demonstrating our commitment to quality management. The ISO standards represent an international consensus with respect to the design and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.
We generally carry a significant amount of inventory due to the broad range of products we manufacture. Our production backlog totaled approximately $353.9 million at October 31, 2006 and $442.1 million at October 31, 2005. We reasonably expect to fill this backlog within the next fiscal year.

Sales and Distribution
Our products and services are sold to gaming operators and governmental entities that conduct gaming operations. We market our products through our worldwide network of approximately 290 sales associates. We use third party distributors and agents in certain markets under arrangements that generally do not specify minimum purchases and provide for termination if certain performance standards are not maintained.
Customer Service
We consider customer service an important aspect of our overall marketing strategy and a key factor differentiating us from our competitors. We provide product delivery and services for installation, warranty, after-market technical support, new product training and support, supplemental equipment and spare parts, product retrofit, game conversions, as well as WAP networks and internet casino operations. We employ approximately 1,000 trained personnel in over 50 customer service centers worldwide.
IGT provides access to product information and a direct link for two-way communication between the customer and IGT 24 hours a day, seven days a week. We also offer customers a variety of classes through the IGT Training University to ensure their employees can successfully use our products to their full potential. We provide 24-hour customer support through our website (www.IGT.com) and a fully staffed Global Support Center telephone hotline, with access to a full range of field support engineering resources to resolve technical issues.
Regulatory Compliance
We dedicate over 90 people to regulatory compliance worldwide in order to ensure that IGT products meet requirements in each gaming jurisdiction and that we obtain the necessary approvals and licenses. IGT holds over 340 gaming licenses in over 290 licensed jurisdictions worldwide, as well as 100 or more international jurisdictions not requiring licensure. We submitted almost 47,000 products for regulatory approval during fiscal 2006.
Employees
As of September 30, 2006, we employed approximately 5,200 individuals worldwide, including 4,200 in North America and 1,000 internationally. We believe we have favorable relationships with our employees. IGT is committed to providing employees a stable and rewarding work environment, the opportunity to grow based on their talents, and the opportunity to share in the success of the company, which they make possible.
GOVERNMENT GAMING REGULATION
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
ª	licenses and/or permits

ª	findings of suitability

ª	documentation of qualification including evidence of financial stability

ª	other required approvals for companies that manufacture and distribute gaming equipment

ª	individual suitability of officers, directors, major stockholders and key employees
Various gaming regulatory agencies have issued licenses allowing us to manufacture and distribute our gaming machines and systems. IGT and our key personnel have obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary to maintain compliance with all regulatory agency requirements. Many of the regulations at each level are similar or overlapping; however, we are required to satisfy all conditions individually for each jurisdiction. Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. In the jurisdictions where we operate gaming machines, regulatory oversight additionally ensures that the local authorities receive the appropriate amount of tax revenues. As such, our operations’ financial systems and reporting functions must demonstrate high levels of detail and integrity.
In some jurisdictions, regulators not only govern the activities that take place in their particular jurisdiction, but they also oversee activities that occur in other jurisdictions to ensure that the company is in compliance with local standards on a worldwide basis. As a Nevada corporation, we are held responsible by our state regulatory authorities to maintain Nevada standards for all of our operations worldwide. For this reason, in a number of jurisdictions, we employ community staff members and legal resources familiar with local customs who regularly report to our compliance department to assist in keeping us compliant with applicable regulations worldwide.

The nature of the industry and our worldwide operations make this process very time consuming and requires extensive resources. Through this process, we seek to assure both regulators and investors that all our operations maintain the highest levels of integrity and avoid any appearance of improprieties. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.
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
Responsible Gaming
Social responsibility is a cornerstone of IGT’s business philosophy. Our Corporate Responsible Gaming Program continues to gain positive recognition in the US and internationally. New gaming jurisdictions are becoming more cognizant of the importance of social protections as a critical part of any new or expanding gaming initiatives. We dedicate a full time position to the implementation of a formal responsible gaming program that strives to provide protection for vulnerable populations while helping to ensure the future of our business.
We partner with both gaming stakeholders and the community to raise awareness of problem gambling, promote education and research, as well as provide funding for treatment. IGT works closely with public policy makers to formulate sound responsible gaming policies. It is our goal to provide the best gaming entertainment in the world for our customers while endeavoring to create the most effective safety net possible for those individuals who may be adversely affected.
Nevada
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
In addition, anyone having a material relationship or involvement with us or any of our licensed gaming subsidiaries may be required to be found suitable or licensed and to pay to the GCB all of its investigation costs and fees. The Commission may deny an application for licensure or finding of suitability for any cause deemed reasonable. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough background investigation. We must report changes in licensed positions to the Commission. The Commission may disapprove any change in position by one of our officers, directors, or key employees, or require us to suspend or dismiss officers, directors or other key employees and sever relationships with other persons who refuse to file appropriate applications, or whom the Nevada gaming authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
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
Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management, can be consummated. Nevada’s gaming laws and regulations also require prior approval by the Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our stockholders for the purpose of acquiring control of us.
License fees and taxes are imposed by the Nevada gaming authorities and are payable either quarterly or annually. The fees and taxes are computed in various ways depending on the type of activity involved by our subsidiaries and the cities and counties where our subsidiaries conduct operations. Annual fees are payable to the GCB to renew our licenses as a manufacturer, distributor, and operator of a slot machine route. Nevada law also requires persons providing gaming machines in Nevada to casino customers on a revenue participation basis to pay their proportionate share of the taxes imposed on gaming revenues generated by the participation gaming machines.
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
Native America
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
The act requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, many Native American tribes, to regulate gaming-related activity on Indian lands, have established tribal gaming commissions. Indian tribes are sovereign in their own government systems, with primary regulatory authority over gaming on land within the tribes’ jurisdictions. IGT distributes gaming equipment to Native American tribes that have negotiated compacts with their states and/or have received federal approval where required.
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

Internet Gaming
With the acquisition of WagerWorks in August 2005, we provide online gaming content and services for certain jurisdictions. We provide online casino software and services from Alderney in the British Channel Islands, which has a substantial regulatory structure for internet based wagering under the Alderney Gaming Control Commission. Recognizing the legal uncertainties and recent legislative initiatives regarding online gaming in the US, we do not accept wagers from US citizens. We have extensive operational control structures for regulatory compliance encompassing software and game development, computer operations, consumer cash handling, and identity checking.
Item 1A. Risk Factors
We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:
Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations or problems with obtaining needed licenses or approvals.
We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:
ª	licenses and/or permits

ª	findings of suitability

ª	documentation of qualifications, including evidence of financial stability

ª	other required approvals for companies who manufacture or distribute gaming equipment and services

ª	individual suitability of officers, directors, major stockholders and key employees
Any delays in obtaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. Further, changes in existing gaming regulations may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, can have a negative impact on our operations.
Slow growth in the number of new casinos or the rate of replacement of existing gaming machines could limit or reduce our future profits.
Demand for our products is driven substantially by the replacement of existing gaming machines, the establishment of new gaming jurisdictions, and the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on or even prohibitions of gaming operations in any jurisdiction. In addition, the rate of growth in the North American marketplace has diminished. A continued reduction in growth or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce the demand for our products.
Demand for our products could be adversely affected by changes in player and operator preferences.
As a supplier of gaming machines, we must offer themes and products that appeal to gaming operators and players. If we are unable to anticipate or timely react to any significant changes in player preferences, such as a negative change in the trend of acceptance of our newest systems innovations or jackpot fatigue (declining play levels on smaller jackpots), the demand for our gaming products could decline. Further, our products could suffer a loss of floor space to table games and operators may reduce revenue sharing arrangements, each of which would harm our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity and redirection of entertainment dollars to other venues, could result in reduced demand for our products.
Our business is vulnerable to changing economic conditions.
Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. Such a decline in the relative health of the gaming industry would likely result in a decline in the amount of resources our customers have to purchase our products and services. This may also result in reduced play levels, which could cause our cash flows and revenues from revenue sharing products to decline. Our operating results may be negatively impacted by a decrease in interest rates causing an increase in jackpot expense and a reduction of investment income.

Our success in the competitive gaming industry depends in large part on our ability to develop and manage frequent introductions of innovative products.
The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no guarantee that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new games on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us.
Failure to attract, retain and motivate key employees may adversely affect our ability to compete.
Our success depends largely on recruiting and retaining talented employees. The market for qualified executives and highly skilled, technical workers is intensely competitive. The loss of key employees or an inability to hire a sufficient number of technical staff could limit our ability to develop successful products and cause delays in getting new products to market.
We may be unable to protect our intellectual property.
A significant portion of our revenues is generated from products using certain intellectual property rights, and our operating results would be negatively impacted if we were unsuccessful in protecting these rights from infringement. In addition, some of our most popular games and features are based on trademarks, patents and other intellectual property licensed from third parties. The continued success of these games may depend upon our ability to retain or expand these licenses with reasonable terms. We also depend on trade secret law to protect certain proprietary knowledge and have entered into confidentiality agreements with those of our employees who have access to this information. However, there can be no guarantees that our employees will not breach these agreements, and if these agreements are breached it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered.
We may be subject to claims of intellectual property infringement or invalidity.
Periodically we receive notification from others claiming that we are infringing their patent, trademark or other intellectual property rights. Regardless of their merit, such claims may cause us to incur significant costs. Responding to these claims could also require us to stop selling or to redesign our products, to pay significant amounts in damages or enter into agreements to pay significant licensing fees or royalties. Additionally, if any of these claims prove successful, it could limit our ability to bring new products to market in the future.
Our gaming machines and online operations may experience losses due to fraudulent activities.
We incorporate security features into the design of our gaming machines and other systems, including those responsible for our online operations, designed to prevent us and our patrons from being defrauded. However, there can be no guarantee that such security features will continue to be effective in the future. If our security systems fail to prevent fraud, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud our patrons, the public may lose confidence in our gaming machines and operations.
Our outstanding debt obligations subject us to additional risks.
Our Debentures are currently convertible through mid January 2007. Due to the net settlement feature of our new Debentures, our liquidity could be impacted if a significant number of Debentures are converted. Additionally, our Senior Credit Facility subjects us to a number of financial covenants which could result in an event of default if not complied with. The Senior Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.
The risks related to operations outside of traditional US law could negatively affect our results.
We operate in many countries outside of the US and tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks including:
ª	political or economic instability in international markets

ª	additional costs of compliance with international laws

ª	tariffs and other trade barriers

ª	fluctuations in foreign exchange rates

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We expect our current properties will be adequate for our near-term business needs.
Corporate Headquarters
Our largest manufacturing facility and corporate headquarters are located in Reno, Nevada, where we built our own 1.2 million square foot facility to house our manufacturing, cabinet production, silkscreen, engineering, sales and corporate administrative functions. This facility supports production for North America and all international markets, except Japan and the UK. In fiscal 2005, we completed an expansion of our Reno facility adding more than 100,000 square feet. We also maintain warehousing facilities in Reno totaling 191,000 square feet.
North America
Our largest sales and service office is located in Las Vegas, Nevada, where we lease approximately 448,000 square feet in warehousing, sales and administration facilities. The operating leases for the facilities expire between March 2007 and June 2008. In fiscal 2004, we purchased land and began construction of a new 600,000 square foot Las Vegas campus, primarily to consolidate several leased facilities. This facility is scheduled for completion in 2007. Additionally, we lease approximately 395,000 square feet of warehousing, sales and service facilities throughout the US and Canada to support local market needs.
International
Our most significant international facilities are located in the UK and Australia. We own 149,000 square feet and lease 30,000 square feet under leases expiring through September 2010, which support manufacturing, sales and administrative functions in the UK. We own 12,000 square feet in New Zealand and lease 121,000 square feet in Australia under leases expiring through November 2009, for subassembly, sales and administration. All other properties used for international operations total 263,000 square feet under leases expiring through April 2012.
Item 3. Legal Proceedings
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material adverse effect on our financial position or results of operations. A description of certain of these matters is contained in Note 15 of our Consolidated Financial Statements and is incorporated herein by this reference.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “IGT.” The following table presents the high and low closing prices of our common stock as traded on the NYSE and quarterly cash dividends declared for the last two fiscal years.

	Stock Price	Stock Price	Dividends
	High	Low	Declared

Fiscal 2006
First Quarter	$31.29	$25.44	$0.125
Second Quarter	37.18	30.12	0.125
Third Quarter	39.39	34.71	0.125
Fourth Quarter	42.34	35.48	0.130

Fiscal 2005
First Quarter	$36.67	$31.23	$0.120
Second Quarter	33.87	26.23	0.120
Third Quarter	30.21	24.22	0.120
Fourth Quarter	29.43	26.49	0.125
There were approximately 2,400 record holders of IGT’s common stock and the closing price was $43.75 as of December 1, 2006.

IGT’s transfer agent and registrar is:	The Bank of New York Investor Relations Department PO Box 11258 Church Street Station New York, NY 10286 (800) 524-4458
Share Repurchases
The purpose of our 1990 common stock repurchase authorization, as amended, is to return value to our shareholders and reduce the number of shares outstanding. We may repurchase shares in the open market, in privately negotiated transactions, or under Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date.
Our fourth quarter repurchases and remaining authorization is summarized below. Shares purchased exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased no additional shares after September 30, 2006 through December 8, 2006.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares Still
	Number of	Price	as part of a	Available for
	Shares	Paid Per	Publicly	Purchase Under
Periods	Purchased	Share	Announced Plan	the Plan
(In millions, except per share amounts)
July 2 - July 29, 2006	0.2	$38.02	0.2	17.5
July 30 - August 26, 2006	2.3	$37.39	2.3	15.2
August 27 - September 30, 2006	3.8	$40.84	3.8	11.4

Period total	6.3	$39.49	6.3

Item 6. Selected Financial Data
     The following should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.
FINANCIAL HIGHLIGHTS

As of and for Years ended September 30,	2006	2005	2004	2003	2002(1)
(In millions, except per share amounts)
Revenues (1)	$2,511.7	$2,379.4	$2,484.7	$2,128.1	$1,728.5
Gross profit	1,371.7	1,190.7	1,319.2	1,094.8	842.9
Earnings of unconsolidated affiliates (1)	—	—	—	—	32.5
Operating income	725.1	663.7	814.3	665.9	516.5
Income from continuing operations, net of tax (2,3)	473.6	436.5	429.8	375.3	254.7
Discontinued operations, net of tax (4)	—	—	58.9	15.4	16.5
Net income (2,3,4)	473.6	436.5	488.7	390.7	271.2

Basic earnings per share (2,3)
Continuing operations	$1.41	$1.27	$1.24	$1.09	$0.75
Discontinued operations	—	—	0.17	0.05	0.05
Net income	1.41	1.27	1.41	1.14	0.80

Diluted earnings per share (2,3)
Continuing operations	$1.34	$1.20	$1.17	$1.04	$0.74
Discontinued operations	—	—	0.15	0.04	0.05
Net income	1.34	1.20	1.32	1.08	0.79

Weighted average shares outstanding
Basic	336.8	343.7	346.8	344.0	338.4
Diluted	355.8	370.2	376.3	366.7	344.2

Cash dividends declared per share	$0.505	$0.485	$0.420	$0.175	$—

Cash from operations	$624.1	$726.4	$623.6	$408.7	$589.1
Cash from investing	(234.0)	(215.8)	364.8	(597.5)	105.1
Cash from financing (5)	(386.9)	(525.6)	(1,121.7)	420.7	(589.2)
Capital expenditures (6)	310.5	238.6	210.9	128.6	116.2
Cash used for share repurchases	426.7	354.7	129.8	161.3	249.3

Cash and investment securities (5,8)	$589.1	$688.1	$766.7	$1,315.6	$430.2
Working capital	129.1	219.6	949.7	1,133.1	750.6
Total assets	3,902.7	3,864.4	3,873.0	4,185.2	3,315.8
Notes payable, net (current and non-current)(5)	832.4	811.0	791.9	1,552.9	972.0
Jackpot liabilities (current and non-current)(7)	546.7	705.8	719.3	541.1	577.7
Non-current liabilities	614.1	741.1	1,336.4	1,552.7	1,369.4
Stockholders’ equity	2,042.0	1,905.7	1,976.6	1,687.5	1,433.1

(1)	The results of Anchor and the consolidation of the JV following the acquisition of Anchor on December 30, 2001 were included for nine months in fiscal 2002 and the full year thereafter. Prior to the Anchor acquisition, our share of the JV was reflected net of expenses in earnings of unconsolidated affiliates.

(2)	Fiscal 2002 earnings were reduced by: $20.2 million ($12.6 million after tax or $0.03 per diluted share) related to litigation settlements; and $21.2 million pretax ($13.2 million after tax or $0.04 per diluted share) for losses on early debt retirement.

(3)	Fiscal 2004 includes $127.9 million pretax ($81.4 million after tax or $0.22 per diluted share) for losses on early debt redemption.

(4)	Certain discontinued Anchor operations were reclassified and sold subsequent to acquisition. Fiscal 2004 includes related gain on sale of $56.7 million after tax.

(5)	Fiscal 2004 includes $969.6 million of principal debt reduction. Fiscal 2003 includes proceeds of $575.0 million from debentures issued.

(6)	Capital spending increases relate primarily to additional investments in gaming operations equipment. Additionally, fiscal 2005 and 2006 includes spending for our new Las Vegas campus and Reno expansion.

(7)	Jackpot liabilities increased in fiscal 2004 due to VIE’s consolidated and decreased in fiscal 2006 due to VIE’s deconsolidated.

(8)	Cash and investment securities include restricted amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
COMPANY OVERVIEW
The following MDA is intended to enhance the reader’s understanding of International Game Technology, our operations and our present business environment. MDA is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes. Throughout this section, table amounts are presented in millions, except units, and EPS.
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
OUR BUSINESS
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, systems and services. Our vision is to be the preeminent supplier of gaming products to the world. We strive to maintain a wide array of entertainment inspired gaming product lines, targeting gaming markets in all legal jurisdictions worldwide. We are committed to providing quality products at competitive prices, designed to increase the potential for operator profits by serving players better.
Our annual revenues totaled $2.5 billion in fiscal 2006. We derive our revenues in two ways, either from the sale (product sales) and the placement (gaming operations) of gaming products, services or intellectual properties. Operating results reviewed by our chief decision maker encompass all revenue sources within each geographical customer region. We currently view our business in two regional operating segments, each incorporating all types of revenues.
ª	North America includes our operations in the US and Canada.

ª	International encompasses our efforts abroad in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK.
Additionally, certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment. See the BUSINESS SEGMENT RESULTS below and Note 18 of our Consolidated Financial Statements for additional segment information and financial results.
OUR FOCUS
We remain dedicated to generating financial growth by continuing to focus on the three cornerstones of our success: product development; market development; and capital deployment.
Product Development
The driving force behind our success is the ability to offer the best games, platforms and systems through dedicated product development efforts and superior customer service. Our surveys indicate we invest a great deal more in product development than our competitors and expect this advantage will help us to deliver the broadest product lines across most markets. We pioneer innovation centered on serving players better by utilizing the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability.

Our game libraries are perpetually evolving to meet changing player preferences and fit the needs of a variety of global gaming markets. During the year just ended, we introduced the concept of group play with Wheel of Fortune® Super Spin™ on our AVP® TrimLine™ platform. We plan to further this concept with other multi-player interactive games in the upcoming year. Expansion of low-denomination and MLP games continues to drive incremental growth in our gaming operations installed base. Recently, we have been intensifying our efforts to expand our video game offerings and reducing time to market.
Our server-based design efforts have shifted toward a more comprehensive vision of enterprise-wide casino applications with features beyond operational efficiencies as part of our commitment to lead the industry in the networked gaming transformation. We believe that our applications will help differentiate our products in this area and offer the operator new ways to engage and interact with their players, as well as market cross-functional products and player conveniences. With four commercial field trials under way and our first large scale installation anticipated in fiscal 2008, we expect sb™ technology will become more significant in 2009 and 2010.
Our slot systems market share continues to grow, with installations up 23% in fiscal 2006 to finish the year at 627 systems installed worldwide. We expect to bring the third tier of our Table iD™ product to market in fiscal 2007. This product was developed in cooperation with PGIC and ShuffleMaster. Table iD™ will extend IGT’s product reach into the table games area of the casino floor, with the automation of accounting functions, player tracking, and added bonus features.
We continue building our intellectual property portfolio, capitalizing $21.8 million of additions this year. Substantiating the strength of our patents, original IGT patents are frequently cited in later patent applications and applied in other industries. See the Product Development section of Item I. Business for further discussion of our product development efforts.
Market Development
IGT maintains a significant market share and is dependent in part on new market opportunities to generate growth. With industry analysts projecting a modest average annual growth rate through 2010, we have several initiatives directed at enhancing this growth rate and accommodating entry into new areas of gaming. We continue expanding our presence in non-traditional CDS and Class II markets, most significantly in Mexico, as well as Oklahoma, California, Florida, Washington, Alabama, South Africa, and Malta. During fiscal 2006, we more than tripled our CDS installed base to over 14,300 units, up 10,000 from last year.
After a relatively quiet period for new market opportunities in North America, we look forward with cautious optimism to several new markets opening in 2007. Pennsylvania and Arkansas overcame legislative hurdles this year. Two new tracks are scheduled to open in New York, and Florida is expected to expand with race tracks in Broward County and growth in tribal facilities.
Prospects for growth in international markets are favorable. We will continue expanding our presence in Mexico. We expect to realize the benefits of a level playing field in Japan as the market fully transitions to a Reg-5 environment in fiscal 2007. Already an active provider of gaming systems solutions in Macau, we are focused on customized product development to improve our market position.
As has been the case over the past 10 to 15 years, we believe additional US states will continue to evaluate gaming as a viable means for promoting tourism, adding jobs to local economies, and raising tax revenues. Trends appear positive in terms of the public’s acceptance of gaming as a form of entertainment. Similarly, gaming continues expanding in a number of foreign countries, where competition for tourism spending and the need for additional government revenues make gaming a compelling option. See the Regional Markets section of Item I. Business for further discussion of our market development efforts.
Capital Deployment
We generated substantial operating cash flows in fiscal 2006, allowing us to reinvest in our business through capital expenditures and business alliances, as well as generate returns to our shareholders through dividends and share repurchases. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase activity.
We enter into strategic business acquisitions and alliances as part of our ongoing effort to create shareholder value designed to complement our internal resources. We consider businesses that:
ª	offer opportunities to diversify our geographic reach

ª	expand our product lines and customer base

ª	leverage our technological and manufacturing infrastructure to increase our rates of return

During fiscal 2006, we purchased a minority equity interest in Walker Digital’s gaming subsidiary, Casino IP Holdings, LLC, and executed agreements for cooperative product development and marketing. This relationship provides access to an intellectual property portfolio focused on the creative use of casino networks, particularly for player preferences, which we expect will facilitate our server-based product line.
Additionally, we signed an agreement that will permit us to acquire Venture Catalyst Incorporated (VCAT) for an estimated purchase price of $22.0 million. We expect VCAT’s Mariposa software will enhance our ability to provide leading technology and services for casino customer relationship management. The transaction is expected to close in the first half of fiscal 2007 subject to regulatory approvals and VCAT shareholder approval.
RECENTLY ISSUED ACCOUNTING STANDARDS
In the first quarter of fiscal 2006, we adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation in our financial statements. See the CONSOLIDATED OPERATING RESULTS section that follows for a discussion of the impact to operating results for the year and Note 3 of our Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R . See Note 1 of our Consolidated Financial Statements for additional information regarding recently issued accounting standards.
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
Intangible Assets, including Goodwill and Prepaid Royalties
We review goodwill and other intangible assets for impairment annually, and whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets.
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
Our goodwill and intangible assets totaled $1.4 billion at September 30, 2006 and September 30, 2005. If the estimated fair value or useful lives of our intangible assets were to decrease, the most significant impact would be an increase to amortization expense and/or impairment, thereby decreasing our results of operations. We recorded no goodwill impairment charges in fiscal years 2006, 2005 or 2004.
We also regularly evaluate the estimated future benefit of prepaid royalties, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our games. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record additional charges. The carrying value of our prepaid and deferred royalties totaled $136.5 million at September 30, 2006 and $99.4 million at September 30, 2005.

Jackpot Liabilities and Expenses
Changes to our estimates for jackpot liabilities and resulting expense primarily relate to variations in the jackpot life cycle, volume of slot play, timing of jackpots won, and market interest rate trends (see Item 7A, Market Risk). The initial progressive meter liability on a new system is deferred and subsequently amortized to jackpot expense as future contribution revenues are generated from slot play. Current and non-current portions of jackpot liabilities, as well as jackpot expense, may also be impacted by changes in our estimates and assumptions regarding the number of future winners who may elect lump sum payout .
Our jackpot liabilities totaled $546.7 million at September 30, 2006 and $705.8 million at September 30, 2005. Jackpot expense totaled $184.9 million for fiscal 2006, $258.5 million in fiscal 2005 and $292.0 million in fiscal 2004. See Note 1 of our Consolidated Financial Statements for additional accounting policies related to jackpot liabilities and expense.
Inventory and Gaming Operations Equipment
The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our inventories totaled $162.1 million at September 30, 2006 and $142.3 million at September 30, 2005.
We are also required to estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges, which would have a negative impact on gross profit. In fiscal 2005, our assessment of estimated salvage values resulted in technological obsolescence charges of $41.6 million to cost of gaming operations due to expected future releases of more advanced cabinet and game designs.
Share-based Compensation
We began accounting for share-based compensation in accordance with SFAS 123R in the first quarter of fiscal 2006. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Note 3 of our Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.
Income Taxes
Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, as well as income tax payment timing. We adjust deferred taxes based on the changes in the difference between the book and tax basis of our assets and liabilities, measured by future tax rates we estimate will apply when these differences are expected to reverse. This process involves estimating our current tax position in each federal, state, and foreign jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We establish a valuation allowance to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.
The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize potential tax liabilities for anticipated tax audit issues in the US and other jurisdictions based on our estimate of the extent to which additional taxes will be due. If payment of these amounts proves to be unnecessary, the reversal of liabilities could result in the recognition of a future tax benefit. If our tax liabilities are understated, a charge to our tax provision would result. Changes in current tax laws, enacted tax rates, geographic mix or the estimated level of annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our effective tax rate and tax provision. Additionally, we are currently evaluating the impact of the guidance issued in June 2006 under FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, effective for IGT at the beginning of fiscal year 2008.
Net deferred tax assets totaled $136.6 million at September 30, 2006 and $93.2 million at September 30, 2005 and accrued income taxes totaled $36.1 million at September 30, 2006 and $14.5 million at September 30, 2005.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2006	2005	2004	06 vs 05			05 vs 04
(In millions except units & EPS)
Total
Revenues	$2,511.7	$2,379.4	$2,484.7	$132.3		6%	$(105.3)		-4%
Gross profit	1,371.7	1,190.7	1,319.2	181.0		15%	(128.5)		-10%
Gross margin	55%	50%	53%	5	pp	10%	(3)	pp	-6%

Operating income	$725.1	$663.7	$814.3	$61.4		9%	$(150.6)		-18%
Operating margin	29%	28%	33%	1	pp	4%	(5)	pp	-15%

Income from continuing operations	$473.6	$436.5	$429.8	$37.1		8%	$6.7		2%
Discontinued operations	—	—	58.9	—		—	(58.9)		*
Net income	473.6	436.5	488.7	37.1		8%	(52.2)		-11%

Diluted earnings per share:
Continuing operations	$1.34	$1.20	$1.17	$0.14		12%	$0.03		3%
Discontinued operations	—	—	0.15	—		—	(0.15)		*
Net income	1.34	1.20	1.32	0.14		12%	(0.12)		-9%

Product sales
Machines	$896.8	$867.9	$1,065.3	$28.9		3%	$(197.4)		-19%
Non-machine	363.5	313.0	256.0	50.5		16%	57.0		22%
Total product sales	1,260.3	1,180.9	1,321.3	79.4		7%	(140.4)		-11%

Gross profit	$641.7	$576.6	$690.1	$65.1		11%	$(113.5)		-16%
Gross margin	51%	49%	52%	2	pp	4%	(3)	pp	-6%

Units sold	112,000	141,900	159,200	(29,900)		-21%	(17,300)		-11%

Gaming operations
Revenues	$1,251.4	$1,198.5	$1,163.4	$52.9		4%	$35.1		3%
Gross profit	730.0	614.1	629.1	115.9		19%	(15.0)		-2%
Gross margin	58%	51%	54%	7	pp	14%	(3)	pp	-6%

Installed base units	49,600	38,800	37,200	10,800		28%	1,600		4%
Fiscal 2006 vs Fiscal 2005
Consolidated operating results improved over the prior year primarily due to a more favorable product sales mix and growth in our gaming operations installed base. EPS was also positively impacted by share repurchases and the exchange of our old Debentures for new Debentures with a net settlement feature in April 2006. See Notes 10 and 14 of our Consolidated Financial Statements for additional information regarding this exchange and the impact on our EPS calculation.
Significant items affecting the comparability of fiscal 2006 to fiscal 2005 included:
ª	current year R&D charges of $7.2 million after tax related to the buyout of a third party development contract

ª	prior year salvage value and asset obsolescence charges of $26.6 million after tax

ª	prior year Gulf Coast hurricane charges of $3.2 million after tax and estimated lost earnings of $6.3 million after tax

ª	prior year reorganization severance costs of $6.7 million after tax

ª	prior year income of $6.0 million after tax realized on early loan payoffs

Consolidated Product Sales
Revenues and gross profits grew in the current year driven by an improved mix of premium priced products, including our AVP® Trimline machines, and record non-machine sales including a 47% increase in gaming systems. Gross margin also increased due to fewer lower margin pachisuro machine sales. We estimate product sales margins will fluctuate between 49% and 51% for fiscal 2007, depending on the geographical mix and types of products sold.
Consolidated Gaming Operations
Current year revenue improvement is attributable to our installed base reaching an all time high, with growth in casino and lease operations units, as well as additions from Wager Works. Our expansion into the central determination and Class II markets of Mexico, California, Alabama, Florida, New York, Washington, and South Africa, as well as the emerging instant bingo and poker markets of Oklahoma, is a principal factor in our installed base growth. Gross profit and margin increases are primarily due to lower jackpot expenses and prior year obsolescence charges. Overall performance was strengthened by the continuing success of our low-denomination and MLP games, as well as the more recent community play installations of Wheel of Fortune® Super Spin™. We estimate gaming operations margins will trend between 57% and 59% next year, depending on installed base mix, play levels, and interest rate movements. Continued decline in average revenue per device is primarily due to the increasing mix of lower revenue central determination and Class II units.
Fiscal 2005 vs Fiscal 2004
Fiscal 2005 income and EPS from continuing operations grew slightly despite declining unit volumes. Year over year earnings improvements were attributable to increased international contributions, growth in gaming operations revenues and non-machine sales.
In addition to fiscal 2005 items noted above, significant items in fiscal 2004 affecting comparability included:
ª	early debt redemption losses of $77.0 million after tax

ª	income tax provision reductions of $13.9 million, primarily related to foreign tax credits

ª	an additional week related to our 52/53-week fiscal year, primarily affecting gaming operations and operating expenses
Fiscal 2004 discontinued operations related to certain Anchor operations divested subsequent to acquisition are discussed further in Note 4 of our Consolidated Financial Statements.
Consolidated Product Sales
Fiscal 2005 sales were adversely affected by the slowdown in demand for TITO related replacement machines, as well as fewer new market opportunities. Average machine prices declined in fiscal 2005 due to a higher mix of lower priced pachisuro machines. The allocation of fixed costs across lower unit sales volumes also contributed to the fiscal 2005 gross margin decline.
Consolidated Gaming Operations
Revenues improved in fiscal 2005 primarily due to installed base growth, as well as increased play levels resulting from new game introductions and removal of lower performing units. The decrease in fiscal 2005 gross profit is primarily due to technical obsolescence charges related to demand transitions toward our newer platform games and the extra week in 2004. Gross margin decline in 2005 was also attributable to an increasing mix of lower yielding CDS and Class II games, as well as an additional six months of VIE trust revenues and expenses with no gross profit impact.
Operating Expenses

				Favorable (Unfavorable)
	2006	2005	2004	06 vs 05		05 vs 04
(In millions)
Selling, general and administrative	$375.5	$318.7	$311.3	$(56.8)	-18%	$(7.4)	-2%
Research and development	188.5	138.4	129.3	(50.1)	-36%	(9.1)	-7%
Depreciation and amortization	82.6	69.9	64.3	(12.7)	-18%	(5.6)	-9%

Total	$646.6	$527.0	$504.9	$(119.6)	-23%	$(22.1)	-4%

Percent of revenues	26%	22%	20%

Operating expenses are increasing as we prepare for anticipated growing markets and pursue developing new technology. Consolidated operating expenses increased in fiscal 2006 compared to 2005 mainly due to:
ª	additional legal and compliance costs of $17.0 million primarily related to obtaining and protecting intellectual property, as well as regulatory requirements for new products

ª	additional investment in R&D to support next generation technologies, including $11.3 million related to the buyout of a third party development contract

ª	SFAS 123R share-based compensation of $35.3 million

ª	additional WagerWorks operating expenses of $25.0 million, including amortization of acquired intangibles
The increase in consolidated operating expenses in fiscal 2005 over fiscal 2004 is principally the result of:
ª	higher legal and compliance costs

ª	additional severance costs of $10.0 million related to several operational reorganization initiatives

ª	higher R&D costs supporting our commitment to the development of innovative games, platforms and systems

ª	partially offset by reduced bad debt provisions required to maintain reserves, as a result of a more favorable risk profile on outstanding receivables
Other Income (Expense) and Taxes

				Favorable (Unfavorable)
	2006	2005	2004	06 vs 05			05 vs 04
(In millions)
Interest income	$65.4	$77.9	$59.8	$(12.5)		-16%	$18.1		30%
Interest expense	(50.8)	(58.1)	(90.5)	7.3		13%	32.4		36%
Loss on debt redemption	—	—	(127.9)	—		—	127.9		*
Other	7.2	(2.3)	(2.2)	9.5		*	(0.1)		*

Total other income (expense)	$21.8	$17.5	$(160.8)	$4.3		*	$178.3		*

Income tax provisions	$273.3	$244.7	$223.7	$(28.6)			$(21.0)
Tax rate	36.6%	35.9%	34.2%	(0.7)	pp		(1.7)	pp
Fiscal 2005 interest income included $10.2 million in financing fees realized on an early loan payoff. Other income (expense) included a favorable legal settlement of $3.9 million and a $2.1 million gain on the sale of our Rapid City, South Dakota facility in fiscal 2006 versus unfavorable legal settlements in the prior year. The deconsolidation of our NJ VIE trusts in November 2005 also decreased interest income and expense related to jackpot annuities. See Note 1 of our Consolidated Financial Statements for further discussion on the NJ VIE trusts deconsolidation. The fiscal 2004 early debt redemption related to our 2009 and 2004 senior notes reduced interest costs in subsequent years.
Our current year tax rate increased primarily due to the expiration of R&D tax credits and changes in the geographic mix of taxable income. We anticipate an effective tax rate between 36% and 37% in fiscal 2007, depending on potential reinstatement of R&D tax credits and variations in geographic mix. The 2004 tax provision was reduced $13.9 million primarily due to the utilization of foreign income tax credits as a result of changes in our geographic mix of taxable income.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis
Operating income for each division reflects applicable operating expenses. See Note 18 of our Consolidated Financial Statements for additional business segment information.
North America

				Favorable (Unfavorable)
	2006	2005	2004	06 vs 05			05 vs 04
(In millions, except units)
Total segment
Revenues	$1,978.2	$1,878.9	$2,137.1	$99.3		5%	$(258.2)		-12%
Gross profit	1,122.3	972.4	1,153.2	149.9		15%	(180.8)		-16%
Gross margin	57%	52%	54%	5	pp	10%	(2)	pp	-4%

Operating income	$747.7	$639.1	$842.9	$108.6		17%	$(203.8)		-24%
Operating margin	38%	34%	39%	4	pp	12%	(5)	pp	-13%

Product sales
Machines	$521.2	$456.9	$777.7	$64.3		14%	$(320.8)		-41%
Non-machine	283.2	252.0	213.4	31.2		12%	38.6		18%
Total product sales	804.4	708.9	991.1	95.5		13%	(282.2)		-28%

Gross profit	$441.2	$380.3	$538.2	$60.9		16%	$(157.9)		-29%
Gross margin	55%	54%	54%	1	pp	2%	—	pp	—

Units sold	51,100	50,500	92,500	600		1%	(42,000)		-45%

Gaming operations
Revenues	$1,173.8	$1,170.0	$1,146.0	$3.8		—	$24.0		2%
Gross profit	681.1	592.1	615.0	89.0		15%	(22.9)		-4%
Gross margin	58%	51%	54%	7	pp	14%	(3)	pp	-6%
Installed base units	42,600	37,300	36,400	5,300		14%	900		2%
Fiscal 2006 vs Fiscal 2005
The North America operating segment posted improved operating results in the current year from the combined performance of product sales and gaming operations.
North America Product Sales
With units up just slightly, a more favorable mix of premium priced products, including our new AVP® TrimLine™ machines, was the primary driver of improvements in all product sales measures. Growing non-machine sales included additional IGT Advantage™ systems installations, increased game theme conversions and intellectual property revenues.
North America Gaming Operations
Growth in our installed base, as well as game play performance, is driving improved gaming operations revenues. Gross profit and margin improvements in fiscal 2006 are primarily attributable to:
ª	lower jackpot expenses related to effective yield management strategies

ª	technological obsolescence charges in fiscal 2005 related to demand transitioning toward newer platform games

ª	increased contribution from higher margin MLP, CDS, and lease operations games
The growth in our installed base resulted primarily from placements of:
ª	Instant Bingo and poker products in Oklahoma

ª	CDS and Class II units in California, Alabama, and Florida

ª	lease operations games in New York and Delaware
While growth in our installed base is largely dependent on gaming industry expansion, we continually focus on strategies to improve yields, including:
ª	managing the types of games and jurisdictions

ª	replacement of underperforming games with higher yielding games

ª	the pace of new game introductions

ª	the size of initial progressive jackpots and related pricing.

Fiscal 2005 vs Fiscal 2004
North America Product Sales
Machine sales were down in fiscal 2005 as a result of lower replacement demand and fewer new market opportunities. Despite lower machine volumes in fiscal 2005, we maintained gross margins as a result of increased pricing realization and a growing contribution from non-machine revenues.
North America Gaming Operations
Revenues improved in fiscal 2005, despite interruptions from hurricanes Katrina and Rita, attributable to:
ª	growth in our installed base

ª	increased play levels

ª	VIE consolidations included for an additional six months in fiscal 2005
Gross profit decline in fiscal 2005 was primarily due to:
ª	salvage and asset obsolescence charges related to transitioning demand toward newer games

ª	the extra week adding approximately $11.1 million in fiscal 2004

ª	partially offset by increased play levels
Gross margin also declined related to the additional six months of VIE trust revenues and expenses with no gross profit.
The growth in our installed base of proprietary games was primarily related to additional placements in:
ª	casino operation markets in Alabama, California, Florida and Washington

ª	lease operation markets in New York, Rhode Island, and Delaware
International

				Favorable (Unfavorable)
	2006	2005	2004	06 vs 05			05 vs 04
(In millions, except units)
Total segment
Revenues	$533.5	$500.5	$347.6	$33.0		7%	$152.9		44%
Gross profit	249.4	218.3	166.0	31.1		14%	52.3		32%
Gross margin	47%	44%	48%	3	pp	7%	(4)	pp	-8%

Operating income	$111.2	$115.0	$81.2	$(3.8)		-3%	$33.8		42%
Operating margin	21%	23%	23%	(2)	pp	-9%	—	pp	—

Product sales
Machines	$375.6	$411.0	$287.6	$(35.4)		-9%	$123.4		43%
Non-machine	80.3	61.0	42.6	19.3		32%	18.4		43%
Total product sales	455.9	472.0	330.2	(16.1)		-3%	141.8		43%

Gross profit	$200.5	$196.3	$151.9	$4.2		2%	$44.4		29%
Gross margin	44%	42%	46%	2	pp	5%	(4)	pp	-9%

Units sold	60,900	91,400	66,700	(30,500)		-33%	24,700		37%

Gaming operations
Revenues	$77.6	$28.5	$17.4	$49.1		172%	$11.1		64%
Installed base units	7,000	1,500	800	5,500		367%	700		88%
Fiscal 2006 vs Fiscal 2005
Overall international improvements for the current year are substantially due to growth in gaming operations. Stronger operating results achieved most notably in Australia, Latin America and the UK offset a difficult year in Japan due to regulatory transitions and additional operating costs from WagerWorks.
International product sales were down in fiscal 2006 due to Japan’s market transition from Reg-4 to the more restrictive Reg-5 games. Other international markets reflected improved units shipped. Gross margin improvement was attributable to fewer lower margin pachisuro games, as well as greater contributions from premium products and non-machine revenues.

International margins will fluctuate depending upon the geographic mix of product sales, especially related to the timing of contributions from Japan. Successful pachisuro game releases in Japan add incrementally to gross profit and operating income, but lower prices provide reduced gross margins. During fiscal 2006 we worked to position ourselves as a leading Reg-5 supplier in Japan, but these less volatile games were not as popular in the marketplace competing against the less restrictive Reg-4 product. We expect to benefit in the upcoming year when all products available for sale must be Reg-5 compliant.
The increase in gaming operations revenues is primarily the result of increased placements in Mexico’s growing CDS Video Bingo market, as well as the addition of WagerWorks acquired in August 2005. Our installed base in Mexico grew to over 5,100 games from the initial 500 units placed last year. Additionally, we introduced WAP games in South Africa during fiscal 2006.
Fiscal 2005 vs Fiscal 2004
International revenues and gross profit improved in fiscal 2005 primarily due to:
ª	the success of The Terminator® and Winning Post™ pachisuro games in Japan, with combined sales of 48,100 units versus 18,000 Nobunaga™ units in fiscal 2004

ª	a strong mix of premium products and parts sales in Australia

ª	increased casino market sales in Europe and South Africa

ª	increased machine and systems sales in Latin America

ª	favorable foreign exchange

ª	gaming operations installed base growth
The decline in product sales gross margins in fiscal 2005 was primarily due to a greater volume of lower margin pachisuro games.
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
Our working capital decreased to $129.1 million at September 30, 2006 from $219.6 million at September 30, 2005, primarily due to reductions in cash and investments, as well as additional foreign borrowings and increased accrued liabilities. Working capital statistics for fiscal 2006 compared to the prior year included:
ª	average days sales outstanding remained consistent with the prior year at 74 days

ª	inventory turns decreased to 3.8 compared to 4.2
Cash Flows Summary

				Favorable (Unfavorable)
Years ended September 30,	2006	2005	2004	06 vs 05	05 vs 04
(In millions)
Operations	$624.1	$726.4	$623.6	$(102.3)	$102.8
Investing	(234.0)	(215.8)	364.8	(18.2)	(580.6)
Financing	(386.9)	(525.6)	(1,121.7)	138.7	596.1
Operations Operating cash flows decreased in fiscal 2006 primarily due to:
ª	increased receivables consistent with growth in product sales

ª	additional prepayments to secure long-term licensing rights

ª	timing of income tax payments

ª	current year classification of excess tax benefits from employee stock plans in financing cash flows as a result of SFAS 123R accounting changes

Fluctuations in net cash flows from operations in fiscal 2005 over fiscal 2004 were primarily related to:
ª	additional cash used in fiscal 2004 to extend exclusive rights to licensed properties

ª	higher interest payments in fiscal 2004 on our senior notes subsequently redeemed

ª	timing of receivable collections

ª	payments to jackpot winners in excess of collections to fund jackpot liabilities

ª	timing of income tax payments
Fluctuations in net cash flows related to WAP jackpot liabilities reflect timing variations in jackpot life cycles, slot play volumes, and winner payments.
Investing
Fluctuation in net investing cash flows in fiscal 2006 versus 2005 is predominantly due to:
ª	additional capital expenditures

ª	equity investment in Casino IP Holdings, LLC,

ª	offset by net investment securities proceeds

ª	$86.7 million additional cash used in the prior year for business acquisitions
Fluctuation in net investing cash flows in fiscal 2005 compared to 2004 was primarily attributed to:
ª	fiscal 2004 proceeds of $151.5 million from the sale of discontinued OES operations

ª	less cash provided from net investment securities proceeds

ª	receipt of $46.4 million in fiscal 2004 on the Pala note acquired with Anchor

ª	additional capital expenditures
The deconsolidation of New Jersey’s past winner liabilities reduced investing cash flows for winner payments and jackpot annuity proceeds. See Note 1 of our Consolidated Financial Statements for additional information about accounting for jackpot liabilities.
Current year capital investments include ongoing construction of our new Las Vegas campus and gaming operations equipment additions consistent with installed base growth, largely in Mexico (refer to OPERATING RESULTS discussion above). Estimated costs to complete Las Vegas construction totaled $30.6 million at September 30, 2006. We also plan to initiate new construction in Reno for a cost of $75.0 million over the next two years. The increase in spending on gaming operations equipment in fiscal 2005 over fiscal 2004 also included spending associated with the deployment of new products incorporating more innovative features.
Capital Expenditures

				Increase (Decrease)
	2006	2005	2004	06 vs 05	05 vs 04
(In millions)
Property, plant and equipment	$83.1	$48.5	$48.9	$34.6	$(0.4)
Gaming operations equipment	202.9	170.8	132.3	32.1	38.5
Intellectual property	24.5	19.3	29.7	5.2	(10.4)

Total capital expenditures	$310.5	$238.6	$210.9	$71.9	$27.7

North America	80%	92%	97%
International	20%	8%	3%
Financing
The fluctuation in net financing cash flows in fiscal 2006 is primarily the result of current year proceeds from employee stock plans, including excess tax benefits realized and current year share repurchases, including a structured share repurchase.
Net financing cash flows improved in fiscal 2005 versus 2004 primarily as a result of the 2004 redemption of senior notes, partially offset by additional fiscal 2005 share repurchases, including a structured share repurchase, and dividends paid.

Stock Repurchases
Under our ongoing share repurchase authorization we may repurchase an additional 11.4 million shares of IGT common stock as of September 30, 2006. We repurchase shares in open market or privately negotiated transactions, depending on market conditions and other factors, to return value to shareholders and reduce outstanding share dilution.
We repurchased 11.7 million shares for an aggregate price of $426.7 million in fiscal 2006, 12.8 million shares for an aggregate price of $354.7 million in fiscal 2005 and 4.1 million shares for an aggregate price of $129.9 million in fiscal 2004. We repurchased no additional shares after September 30, 2006 through December 8, 2006.
In September 2006, we bought 3.7 million shares through an accelerated share repurchase transaction for an initial value of $150.0 million or $40.97 per share. The initial price paid under the agreement was subject to a purchase price adjustment based on the weighted average price of our stock through November 3, 2006, subject to a specified collar. Because our weighted average stock price during the contract period was above the cap price of $40.97, we settled this transaction in November 2006 with no additional cash or shares delivered by either party. The results of this transaction are reflected in the treasury stock component of stockholders’ equity.
During the third quarter, we prepaid $100.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares based on the closing stock price on June 29, 2006. Since the closing price of our stock was above the predetermined threshold price of $35.50 per share, we received cash of $101.1 million upon settlement in July. In September 2005, we prepaid $74.0 million in a similar structured share repurchase transaction, which resulted in cash received of $77.8 million because our stock price was above the predetermined threshold price of $27.40 per share on November 15, 2005. The results of these transactions are reflected in stockholders’ equity. We may use structured share repurchases in the future as part of our normal share repurchase strategy.
Credit Facilities and Indebtedness (See Note 10 of our Consolidated Financial Statements)
On April 4, 2006, we completed the exchange of 99.5% or $964.8 million aggregate principal amount at maturity of our old Debentures for new Debentures with a net share settlement feature, which requires us to settle the conversion obligation to holders in cash up to the accreted principal amount and in common shares for any remaining conversion value. All other terms of the new Debentures are substantially the same. Our Debentures are currently convertible through mid January 2007.
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. We continue to be in full compliance with all covenants contained in all debt agreements at September 30, 2006.
FINANCIAL CONDITION

			Increase (Decrease)
September 30,	2006	2005	06 vs 05
(In millions)
Total assets	$3,902.7	$3,864.4	$38.3	1%
Total liabilities	1,860.7	1,958.7	(98.0)	-5%
Total stockholders’ equity	2,042.0	1,905.7	136.3	7%
Total assets and liabilities decreased by $139.2 million during the current year with the deconsolidation of our NJ trust VIEs as explained in Note 1 of our Consolidated Financial Statements. This decrease to total assets was offset by increases in:
ª	other assets related to prepaid licensing rights and intellectual property investments

ª	property, plant and equipment

ª	receivables related to sales timing
The decrease in total liabilities was partially offset by increased borrowing on foreign credit facilities and payment timing of liabilities.
Total stockholders’ equity increased during fiscal 2006 primarily as the result of:
ª	earnings

ª	proceeds from employee stock plans

ª	partially offset by dividends declared and share repurchases

Contractual Obligations and Commercial Commitments
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2006 with the expected effect on our future liquidity and cash flows.

	Payments due by period
		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years
(in millions)
Senior credit facility	$200.0	$—	$—	$200.0	$—
Foreign credit facilities	21.3	21.3	—	—	—
Credit facility interest and fees	56.3	14.1	26.8	15.4	—
Letters of credit	4.4	4.4	—	—	—
Debentures, net	611.1	611.1	—	—	—
Previous winner payments	567.2	56.6	95.2	89.6	325.8
Future winner payments	161.4	113.4	16.1	3.8	28.1
Licenses, royalties & IP rights	16.2	7.1	5.8	2.0	1.3
Community reinvestment	2.6	1.5	1.1	—	—
Marketing agreements	3.5	3.5	—	—	—
Construction commitments	105.6	68.1	37.5	—	—
Operating leases	31.7	11.6	12.4	6.1	1.6
Open purchase orders	161.2	159.9	1.3	—	—
Unfunded loans	17.8	17.8	—	—	—

Totals	$1,960.3	$1,090.4	$196.2	$316.9	$356.8

Our credit facility represents the principal amount due at maturity. Credit facility interest resets quarterly and is estimated using current rates. Our letters of credit are issued under our credit facility line of credit to insure our payment to certain vendors and governmental agencies.
The Debentures are presented net of unamortized discount at September 30, 2006. Holders have the right to require IGT to redeem the Debentures for an amount equal to their accreted value, plus accrued and unpaid cash interest, if any, on January 29, 2008, 2013, 2018, 2023 and 2028. The accreted value will be $625.0 million at January 29, 2008, and $966.1 million at maturity on January 29, 2033. See Note 10 of our Consolidated Financial Statements for additional information related to long-term debt.
Winner payments represent the gross amounts due for jackpots. The timing and amount of expected future winner payments are estimated based on historical patterns of winners’ lump sum payment elections. We maintain cash and investments at sufficient levels to fund our jackpot liabilities and winner payments. See Notes 1 and 12 of our Consolidated Financial Statements for additional information related to jackpot liabilities.
Unconditional amounts payable for licenses, royalties, intellectual property and community reinvestments were recorded as liabilities at September 30, 2006. Royalties contingent on future game sales or placements are not included in the table above. Construction commitments relate to construction projects for Las Vegas and Reno. See Note 11 of our Consolidated Financial Statements for additional information regarding operating leases.
Unfunded loans represent amounts available under development financing arrangements with select customers to finance new or expanding gaming facilities. See Note 1 of our Consolidated Financial Statements for additional information regarding facility notes.

Arrangements With Off-Balance Sheet Risks
In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet. We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:
ª	out of our breach of agreements with those parties

ª	from services to be provided by us

ª	from intellectual property infringement claims made by third parties
Additionally, we have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances.
It is not possible to determine the maximum potential obligations under these indemnification undertakings due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification undertakings may not be subject to maximum loss clauses. Historically, we have not incurred material costs related to indemnification obligations.
We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations. We describe additional off-balance sheet arrangements in Note 15 of our Consolidated Financial Statements.

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
Hedging
Our net foreign currency exposure related to our monetary assets and liabilities totaled $151.0 million at September 30, 2006 and $138.8 million at September 30, 2005. The market value of foreign currency contracts hedging this exposure totaled $148.7 million at September 30, 2006 and $126.8 million at September 30, 2005.
Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains or losses from unhedged foreign currency exposures.
Translation
As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include the British pound, the Australian dollar, the Japanese yen and the Euro. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $10.0 million at September 30, 2006 versus $5.0 million at September 30, 2005. This increase is consistent with our international growth. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.
Interest Rate Risk
We estimate interest rate risk as the potential change in earnings resulting from a hypothetical 100 bps adverse change in interest rates.
Costs to fund jackpot liabilities
Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit by approximately $14.5 million in fiscal year 2006 and $24.2 million in fiscal 2005. We do not currently manage this exposure with derivative financial instruments.
Convertible Debentures Price Risk
The fair value of our Debentures is affected by changes in the price of IGT stock and changes in interest rates. The Debentures fair value will typically increase as our stock price increases and decrease if our stock price decreases. In general, the fair value of an investment in a fixed interest rate debt instrument increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of the Debentures, but do not affect our financial position, cash flows or results of operations. The fair value based on quoted market prices totaled $854.4 million as of September 30, 2006 and $615.2 million as of September 30, 2005. See Note 10 of our Consolidated Financial Statements for additional information regarding holder conversion rights.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
International Game Technology
Reno, Nevada:
We have audited the accompanying consolidated balance sheets of International Game Technology and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 3 to the consolidated financial statements, on October 1, 2005, the Company adopted SFAS 123R, Share-Based Payment, which changed its method of accounting for share-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
December 11, 2006

CONSOLIDATED INCOME STATEMENTS

Years ended September 30,	2006	2005	2004
(In millions, except per share amounts)
Revenues
Product sales	$1,260.3	$1,180.9	$1,321.3
Gaming operations	1,251.4	1,198.5	1,163.4

Total revenues	2,511.7	2,379.4	2,484.7

Costs and operating expenses
Cost of product sales	618.6	604.3	631.2
Cost of gaming operations	521.4	584.4	534.3
Selling, general and administrative	375.5	318.7	311.3
Research and development	188.5	138.4	129.3
Depreciation and amortization	82.6	69.9	64.3

Total costs and operating expenses	1,786.6	1,715.7	1,670.4

Operating income	725.1	663.7	814.3

Other income (expense)
Interest income	65.4	77.9	59.8
Interest expense	(50.8)	(58.1)	(90.5)
Loss on debt redemption	—	—	(127.9)
Other	7.2	(2.3)	(2.2)

Total other income (expense)	21.8	17.5	(160.8)

Income from continuing operations before tax	746.9	681.2	653.5
Provision for income taxes	273.3	244.7	223.7

Income from continuing operations	473.6	436.5	429.8
Discontinued operations, net of tax of $35.3	—	—	58.9

Net income	$473.6	$436.5	$488.7

Basic earnings per share
Continuing operations	$1.41	$1.27	$1.24
Discontinued operations	—	—	0.17

Net income	$1.41	$1.27	$1.41

Diluted earnings per share
Continuing operations	$1.34	$1.20	$1.17
Discontinued operations	—	—	0.15

Net income	$1.34	$1.20	$1.32

Cash dividends declared per share	$0.505	$0.485	$0.420

Weighted average shares outstanding
Basic	336.8	343.7	346.8
Diluted	355.8	370.2	376.3
See accompanying notes

CONSOLIDATED BALANCE SHEETS

September 30,	2006	2005
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$294.6	$288.9
Investment securities, at market value	191.7	268.3
Restricted cash and investments	102.8	130.9
Accounts receivable, net	353.1	327.8
Current maturities of notes and contracts receivable, net	93.7	98.2
Inventories	162.1	142.3
Jackpot annuity investments	47.2	52.2
Deferred income taxes	19.7	50.0
Prepaid expenses and other	110.8	78.6

Total current assets	1,375.7	1,437.2
Notes and contracts receivable, net	63.1	49.3
Property, plant and equipment, net	469.8	385.2
Jackpot annuity investments	340.2	469.4
Deferred income taxes	116.9	43.2
Intangible assets, net	257.0	286.3
Goodwill, net	1,095.1	1,090.9
Other assets	184.9	102.9

	$3,902.7	$3,864.4

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$632.4	$611.0
Accounts payable	115.5	96.7
Jackpot liabilities	170.0	203.9
Accrued employee benefit plan liabilities	75.9	60.2
Dividends payable	43.4	42.6
Accrued interest	2.0	4.8
Accrued income taxes	36.1	14.5
Other accrued liabilities	171.3	183.9

Total current liabilities	1,246.6	1,217.6
Notes payable, net of current maturities	200.0	200.0
Non-current jackpot liabilities	376.7	501.9
Other liabilities	37.4	39.2

	1,860.7	1,958.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280 shares authorized; 720.5 and 712.8 shares issued	0.1	0.1
Additional paid-in capital	1,864.2	1,623.6
Treasury stock at cost: 386.3 and 374.6 shares	(2,603.6)	(2,176.9)
Deferred compensation	—	(11.4)
Retained earnings	2,774.9	2,471.1
Accumulated other comprehensive income (loss)	6.4	(0.8)

	2,042.0	1,905.7

	$3,902.7	$3,864.4

See accompanying notes

CONSOLIDATED CASH FLOWS STATEMENTS

Years ended September 30,	2006	2005	2004
(In millions)
Operations
Net Income	$473.6	$436.5	$488.7
Adjustments:
Depreciation, amortization, and asset charges	235.4	222.2	149.8
Debt discounts and deferred offering costs	14.7	16.6	17.8
Share-based compensation	37.0	3.7	2.0
Bad debt provisions	(0.5)	0.1	18.2
Inventory obsolescence	19.5	17.9	10.0
(Gain) loss on assets sold	(2.4)	(0.1)	0.2
Loss on debt redemption	—	—	127.9
Gain on sale of discontinued operations	—	—	(90.8)
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/ deconsolidations:
Receivables	(44.5)	3.9	21.9
Inventories	(21.3)	(10.2)	(22.9)
Accounts payable and accrued liabilities	21.4	27.6	(30.7)
Jackpot liabilities	(49.4)	(41.0)	(28.6)
Income taxes, net of employee stock plans	13.6	25.2	39.6
Excess tax benefits from employee stock plans	(33.6)	—	—
Other current assets	(24.9)	(5.3)	(30.9)
Other non-current assets	(14.5)	29.3	(48.6)

Cash from operations	624.1	726.4	623.6

Investing
Capital expenditures	(310.5)	(238.6)	(210.9)
Investment securities, net	74.8	49.7	458.5
Jackpot annuity investments, net	27.8	28.1	26.6
Loans receivable cash advanced	(3.9)	(3.9)	(24.3)
Loans receivable payments received	11.2	26.6	62.2
Proceeds from assets sold	8.9	1.5	6.3
Changes in restricted cash	17.6	11.4	4.6
Proceeds from discontinued operations sold	—	—	151.5
Investment in unconsolidated affiliates	(56.0)	—	—
Business acquisitions	(3.9)	(90.6)	(109.7)

Cash from investing	(234.0)	(215.8)	364.8

Financing
Debt repayments	(34.4)	(31.9)	(982.6)
Debt proceeds	46.8	41.3	197.5
Debt issuance costs and redemption premium	(7.6)	—	(120.2)
Employee stock plan proceeds	91.4	59.5	52.3
Excess tax benefits from employee stock plans	33.6	—	—
Dividends paid	(168.9)	(165.8)	(138.9)
Share repurchases	(426.7)	(354.7)	(129.8)
Structured share repurchase transactions	78.9	(74.0)	—

Cash from financing	(386.9)	(525.6)	(1,121.7)

Foreign exchange rates effect on cash	2.5	(3.1)	(0.1)

Net change in cash and equivalents	5.7	(18.1)	(133.4)
Beginning cash and equivalents	288.9	307.0	440.4

Ending cash and equivalents	$294.6	$288.9	$307.0

See accompanying notes

Consolidated Supplemental Cash Flows Information
Depreciation, amortization, and asset charges reflected in the cash flows statements are comprised of the amounts presented separately on the income statements, plus amounts classified as a component of cost of product sales and cost of gaming operations.

Years ended September 30,	2006	2005	2004
(In millions)
Investment securities
Purchases	$(674.0)	$(656.0)	$(1,529.0)
Proceeds from sales	748.8	705.7	1,987.5

Net	$74.8	$49.7	$458.5

Jackpot funding
Collections to fund jackpots	$143.1	$242.1	$279.9
Payments to winners	(192.5)	(283.1)	(308.5)

Net change in jackpot liabilities	(49.4)	(41.0)	(28.6)

Jackpot annuity purchases	(18.3)	(32.2)	(25.1)
Jackpot annuity proceeds	46.1	60.3	51.7

Net change in jackpot annuity investments	27.8	28.1	26.6

Net jackpot funding cash flows	$(21.6)	$(12.9)	$(2.0)

Capital expenditures
Property, plant and equipment	$(83.1)	$(48.5)	$(48.9)
Gaming operations equipment	(202.9)	(170.8)	(132.3)
Intellectual property	(24.5)	(19.3)	(29.7)

Total capital expenditures	$(310.5)	$(238.6)	$(210.9)

Payments
Interest	$15.4	$9.7	$73.9
Income taxes	262.3	218.2	228.0

Non-cash investing and financing items:
Net change in capital expenditure accruals	$6.2	$11.5	$—
Interest accretion for jackpot annuity investments	30.3	31.2	27.3

Acquisitions
Fair value of assets	$2.8	$102.3	$149.9
Fair value of liabilities	(1.1)	11.7	40.2

Initial VIE consolidations
Fair value of assets	$—	$—	$185.2
Fair value of liabilities	—	—	185.2

VIE deconsolidations
Fair value of assets	$(139.2)	$—	$—
Fair value of liabilities	(139.2)	—	—
See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30,	2006	2005	2004
(In millions)
Common stock
Shares
Beginning shares	712.8	708.0	703.3
Employee stock plans	7.6	4.8	4.7
Debentures converted	0.1	—	—

Ending shares	720.5	712.8	708.0

Ending balance	$0.1	$0.1	$0.1

Additional paid-in capital
Beginning balance	$1,623.6	$1,607.7	$1,537.1
Employee stock plans shares issued	91.4	59.6	52.3
Tax benefit of employee stock plans	43.1	26.6	15.0
Share-based compensation	37.0	3.7	3.3
FAS 123R adoption adjustment	(11.4)	—	—
Structured share repurchase transactions	78.9	(74.0)	—
Debentures converted	1.6	—	—

Ending balance	$1,864.2	$1,623.6	$1,607.7

Treasury stock
Beginning balance	$(2,176.9)	$(1,821.8)	$(1,691.9)
Treasury shares acquired	(426.7)	(355.1)	(129.9)

Ending balance	$(2,603.6)	$(2,176.9)	$(1,821.8)

Deferred compensation
Beginning balance	$(11.4)	$(11.8)	$(12.6)
Share-based compensation	—	0.4	0.8
FAS 123R adoption adjustment	11.4	—	—

Ending balance	$—	$(11.4)	$(11.8)

Retained earnings
Beginning balance	$2,471.1	$2,201.4	$1,858.6
Dividends declared	(169.8)	(166.8)	(145.9)
Net income	473.6	436.5	488.7

Ending balance	$2,774.9	$2,471.1	$2,201.4

Accumulated other comprehensive income (loss)
Beginning balance	$(0.8)	$1.0	$(3.7)
Other comprehensive income (loss)	7.2	(1.8)	4.7

Ending balance	$6.4	$(0.8)	$1.0

Unrealized gains on securities	$—	$0.2	$0.2
Foreign currency translation	$6.4	$(1.0)	$0.8

Comprehensive income (loss)
Net income	$473.6	$436.5	$488.7
Other comprehensive income (loss)
Unrealized holding losses	(0.2)	(0.1)	—
Foreign currency translation	7.9	(2.5)	7.4
Income tax (provision)benefit	(0.5)	0.8	(2.7)

Total comprehensive income	$480.8	$434.7	$493.4

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented.
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities of which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated. We use the equity method to account for 50% or less owned joint ventures, as well as investments in unconsolidated affiliates when we exercise significant influence, but do not control the affiliate and when we are not the primary beneficiary of a variable interest entity.
Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Consistent with this practice, the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004 are all presented as ended on September 30 of the relevant year. The results of operations for fiscal 2006 and 2005 contain 52 weeks versus 53 weeks in fiscal 2004.
Unconsolidated Affiliate
In February 2006, IGT paid $56.0 million for a 10% equity interest in Casino IP Holdings, LLC (LLC), a variable interest entity formed to hold, develop, and license Walker Digital’s intellectual property identified for gambling use. IGT agreed to cooperatively develop and market products, expected to be integral to our operations, using certain LLC innovations. We are not the primary beneficiary of the LLC and apply the equity method of accounting. Our maximum exposure to loss at September 30, 2006, is our net investment in the LLC of $52.8 million, included in other non-current assets. Our portion of the LLC losses for the year ended September 30, 2006 totaling $3.2 million is not material and presented as a component of SG&A expense.
WAP Trust VIE Consolidations
We consolidated our WAP trusts in Iowa and NJ beginning March 31, 2004, under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. Prior to consolidation, we recognized revenues from the trusts based on contractual fee arrangements. Consolidated trust assets equal liabilities and relate primarily to jackpot funding. These VIE consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income.
On November 4, 2005, because of an earlier change in gaming regulations, we assumed direct responsibility for NJ WAP jackpot system operations previously under the control of a separate trust administrator, including casino contribution revenues and future winner payments. The gaming operations revenues and costs related to these NJ systems continue to be reflected in our consolidated and North America operating results. IGT, as trustee and administrator, will establish and consolidate any future NJ WAP trusts only for periodic payments to winners who decline lump sum payout. The administration of past winner payments remained the responsibility of the existing NJ trusts, which continued to be administered by the third party through November 2006. Accordingly, we deconsolidated approximately $139.2 million of NJ VIE assets and liabilities related to past winners during the first quarter of fiscal 2006.
Effective November 2006, IGT received approval from the NJ gaming authorities and entered into agreement with the trustees to assume administration of the trusts related to past winners. As a result of this new agreement, IGT will again consolidate jackpot assets and liabilities of these trusts in the first quarter of fiscal 2007. This consolidation will increase our interest income and expense, but will have no incremental impact on revenues or costs of gaming operations.
We continue to consolidate the Iowa trust VIE with assets of $4.1 million and revenues of $2.2 million, as of and for the year ended September 30, 2006. Consolidated trust VIE assets, inclusive of Iowa and NJ, were $165.3 million at September 30, 2005. Trust VIE consolidations contributed revenues of $44.2 million in fiscal 2005 and $23.8 million during the last half of fiscal 2004.

Use of Estimates
Our consolidated financial statements have been prepared in conformity with US GAAP. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, revenue recognition, product returns, long-lived assets, prepaid and deferred royalties, jackpot liabilities, inventory obsolescence, share-based compensation, income taxes, bad debts, investments, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.
Revenue Recognition
We recognize revenue when all of the following have been satisfied:
ª	persuasive evidence of an arrangement exists

ª	the price to the customer is fixed and determinable

ª	delivery has occurred and any acceptance terms have been fulfilled

ª	no significant contractual obligations remain

ª	collection is reasonably assured
Product Sales
Our product sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, intellectual property royalty and license fees, equipment and services. Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. Revenues related to customized R&D contracts are recognized as the related work is delivered. We recognize license fee revenues from business affiliates over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.
Our sales credit terms are predominately 90 days or less. In certain jurisdictions and in limited circumstances, we may extend credit terms up to two years. We also grant extended payment terms under contracts of sale secured by the related equipment sold, generally for terms of one to four years with interest recognized at prevailing rates.
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
Share-based Compensation
On October 1, 2005, IGT adopted the provisions of SFAS 123R and SAB 107, collectively Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method and adjusted previously recorded deferred compensation back to additional paid-in capital. We have elected not to use the alternate method for establishing and accounting for the APIC pool provided for in FSP FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.
For the year ended September 30, 2006, we recognized compensation expense for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification or acquisition of outstanding unvested options. Prior period financial statements have not been adjusted to reflect fair value share-based compensation under SFAS 123R.
With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the accelerated approach to the straight-line approach for future service based awards granted. We anticipate the straight-line method will provide a more meaningful measure of costs incurred for service based awards. We use the accelerated method to expense our outstanding performance-based awards, as defined in SFAS 123R. Compensation for share-based awards granted prior to the beginning of fiscal 2006 will continue to be recognized under the accelerated method.
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
The fair value of restricted share awards is based on the grant date market price of IGT stock. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical IGT stock factors. Expected term represents the estimated weighted average time between grant and employee exercise. Risk free rate is based on US Treasury rates appropriate for the expected term. See Note 3 for more information on our share-based compensation plans.

Advertising Costs
IGT expenses advertising costs as incurred, except long term outdoor billboards that are capitalized and amortized over the contract life. Advertising expenses totaled $17.5 million in fiscal 2006, $19.5 million in fiscal 2005 and $19.4 million in fiscal 2004.
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
Accrued income taxes are reduced by the tax benefits from employee stock options exercised. We receive an income tax benefit on the difference between the market price of the stock issued at the time of exercise and the option price.
Earnings Per Share
We compute EPS using the weighted average number of common and potential shares outstanding. See Note 14.
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
Equipment Financing Contracts
IGT grants extended payment terms to qualifying customers under contracts of sale. These contracts are generally for terms of one to four years, with interest recognized at prevailing rates, and secured by the related equipment sold.
Facility Notes
IGT provides development financing loans to select customers for new or expanding gaming facilities, generally under terms of one to ten years with interest at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its floor space for the placement of IGT proprietary games, which may be reduced if the machines do not meet certain performance standards. These agreements may call for IGT to receive a portion of the net win on these proprietary games as repayment for some or all of the amounts financed. Unfunded development financing loans totaled $17.8 million at September 30, 2006.

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
Property, Plant and Equipment
We depreciate our property, plant and equipment down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Asset charges related to gaming operations equipment are recorded to cost of gaming operations.
Goodwill and Other Intangible Assets
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
We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors. See Note 9.
We evaluate the carrying value of our goodwill and other intangible assets for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets, and is recognized as a component of income from operations. We recognized no material impairment of goodwill and other intangible assets in fiscal 2006, 2005 or 2004.
Other Assets
Other assets are primarily comprised of prepaid or deferred royalty costs, investments in unconsolidated affiliates, deferred debt offering costs, and deposits.
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
Derivatives
We recognize all derivatives as either assets or liabilities at the fair value of the instruments based on current market rates. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program is to minimize the impact to our earnings resulting from exchange rate changes. The counter parties to our agreements are major commercial banks and we expect losses related to credit risk will be remote. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

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
WAP Systems Interest
Interest income accretion on jackpot annuity investments used to fund periodic payments is offset by interest expense accretion for the accompanying jackpot liabilities for payments due previous winners. The interest income and expense accrete at approximately the same rate and vary depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems interest expense totaled $23.2 million in fiscal 2006, $31.3 million in fiscal 2005 and $26.1 million in 2004.
We also hold a significant amount of cash and short-term investments related to our WAP operations on which we earn interest income.
Other Liabilities
Other liabilities are primarily comprised of accrued license and royalty fees, deferred compensation, minority interest, and customer deposits.
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
As a result, we recorded $5.5 million pre-tax of hurricane related expenses in September 2005, including $2.8 million for the carrying value of assets destroyed, net of minimum insurance recoveries, $1.7 million in other operating costs, and $1.0 million for disaster relief programs. During the fourth quarter of fiscal 2006, we received a $5.0 million advance on existing receivables. The advance did not affect our operating results or working capital.
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

Recently Issued Accounting Standards
SFAS 157
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in October 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.
SAB 108
In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.
FIN 48
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in October 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows.
SFAS 154
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning in October 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position or cash flows.
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
In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006. See Note 3 for additional information.
2. Balance Sheet Components
Inventories

September 30,	2006	2005
(In millions)
Raw materials	$79.9	$69.8
Work-in-process	4.6	4.6
Finished goods	77.6	67.9

Total inventories	$162.1	$142.3

Property, Plant and Equipment

			Useful lives
September 30,	2006	2005	in years
(In millions)
Land	$35.4	$20.7
Buildings	104.6	102.4	30 - 40
Gaming operations equipment	608.8	483.2	1- 3
Manufacturing machinery and equipment	194.1	220.1	2 - 15
Leasehold improvements	14.0	10.5	lease term
Construction in process	82.6	39.3

Total	1,039.5	876.2
Less accumulated depreciation	(569.7)	(491.0)

Property, plant and equipment, net	$469.8	$385.2

Las Vegas facilities under construction totaled $57.7 million at September 30, 2006 and $25.1 million at September 30, 2005. Interest capitalized during fiscal 2006 totaled $1.3 million and $0.9 million during fiscal 2005.
During the first quarter of fiscal 2006, we listed our facilities in Rapid City, South Dakota for sale and reclassified them to other assets held for sale. The property sold in September 2006 for a total gain of $4.4 million. Because we retained 50% use of the property under leaseback provisions, $2.3 million of the gain is deferred and will be amortized over the 5-year lease. The net book value of assets held for sale totaled $1.8 million at September 30, 2006.
3. Employee Benefit Plans
We have established a variety of employee benefit programs to attract, retain and motivate our employees.
Cash Incentives
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
Total annual contributions from operating profits for these plans totaled $88.4 million in fiscal 2006, $66.7 million in fiscal 2005, and $81.0 million in fiscal 2004.
Share-based Compensation
Our share-based payment arrangements are designed to attract and retain employees. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New IGT shares are issued upon option exercise or restricted share grant. IGT’s restricted share awards (referred to in SFAS 123R as non-vested share awards), are earned over the employee’s service (vesting) period, and hold no further restrictions upon vesting. Unrecognized costs related to all share-based awards outstanding at September 30, 2006 totaled $74.9 million and are expected to be recognized over a weighted average period of 2.3 years.
Stock Incentive Plan
Under the IGT SIP, our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest over time of service or based on performance. We generally grant stock options at an exercise price equal to the market price at the date of grant, with a 10-year contractual term. Our share-based compensation arrangements typically vest ratably over five years of continuous service. At September 30, 2006, 13.6 million shares remain available for grant under the IGT SIP. Each restricted share granted counts as four shares against this allowance.

Current year stock options activity as of and for the year ended September 30, 2006

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	22,774	$22.80
Granted	1,395	30.37
Exercised	(6,130)	13.67
Forfeited	(440)	29.23
Expired	(46)	23.22

Outstanding at end of period	17,553	$26.45	6.9	$264.1

Exercisable at end of period	7,538	$22.65	6.1	$142.4

Current year restricted shares activity as of and for the year ended September 30, 2006

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	514	$26.78
Granted	1,252	36.14
Vested	(187)	33.12
Forfeited	(9)	34.67

Outstanding at end of period	1,570	$33.45	4.1	$65.2

Employee Stock Purchase Plan
Under the IGT qualified ESPP, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price is currently equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. Approximately 248,000 shares were issued in February 2006 under this plan. Based on expected payroll contributions as of September 30, 2006, we expect to issue approximately 231,000 shares in February 2007 under this plan. At September 30, 2006, 3.0 million shares were available for future grants.
Additionally, eligible UK employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. Approximately 31,000 shares were issued during fiscal 2006 under this plan and approximately 688,000 shares were available for grant at September 30, 2006. Based on enrollment through September 2006, we expect to issue approximately 87,000 shares under this plan over the next seven years.
Option Valuation Assumptions

Years Ended September 30,	2006	2005	2004
Expected volatility	0.29	0.34	0.29
Expected dividends	1.55%	1.57%	1.14%
Expected term (in years)	4.4	3.5	3.1
Risk free rate	4.45%	3.42%	2.61%

Reported Share-based Compensation

Years Ended September 30,	2006	2005	2004
(In millions)
Pre-tax	$37.0	$3.7	$2.0
Tax benefit	(11.1)	(1.4)	(0.7)

After-tax	$25.9	$2.3	$1.3

Pro Forma Net Income Comparison

Years Ended September 30,	2006	2005	2004
(In millions)
Reported net income	$473.6	$436.5	$488.7
Incremental after-tax pro forma share-based compensation	—	(21.5)	(26.4)

Comparative net income (prior year pro forma)	$473.6	$415.0	$462.3

Basic EPS as reported	$1.41	$1.27	$1.41
Basic EPS (prior year pro forma)	$1.41	$1.21	$1.33

Diluted EPS as reported	$1.34	$1.20	$1.32
Diluted EPS (prior year pro forma)	$1.34	$1.15	$1.25
Other Share-based Compensation Information

Years Ended September 30,	2006	2005	2004
(In millions except per share amounts)
Weighted average grant date fair value per share:
Options granted	$7.65	$7.95	$7.11
Restricted shares granted	$36.14	$35.51	$36.48
Total intrinsic value of options exercised	$135.6	$79.5	$113.0
Total fair value of restricted shares vested	6.7	2.7	2.7
Tax benefit realized for tax return deductions	50.8	26.6	15.0
4. Acquisitions, Divestitures and Discontinued Operations
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
WagerWorks
On August 25, 2005, we completed the acquisition of WagerWorks, a provider of internet gaming technology, content and services. We anticipate this business combination will facilitate the distribution of our game content across remote channels and mediums, including the internet and interactive television. We allocated the aggregate purchase price of $89.1 million to:
ª	tangible assets of $5.6 million, including $1.4 million in cash

ª	total liabilities of $7.4 million

ª	identifiable intangibles of $31.1 million, including $10.1 million in patents, $7.0 million in contracts, and $14.0 million in developed technology

ª	$1.8 million of in-process R&D with no future alternative use, charged to R&D expense

ª	$58.0 million in goodwill not deductible for tax purposes
Acres
On October 27, 2003, we completed the acquisition of Acres, specializing in the development of gaming systems technology designed to assist casino operators in increasing patron loyalty. This business combination enabled us to utilize the Acres gaming systems technology in developing more integrated gaming systems products. The aggregate purchase price of $134.0 million was allocated to net tangible assets of $9.7 million, identifiable intangibles and non-deductible goodwill of $122.5 million, and in-process R&D of $1.8 million charged immediately to expense.

Divestitures and Discontinued Operations
Subsequent to the completion of the Anchor acquisition on December 30, 2001, we divested certain acquired operations inconsistent with IGT’s core business strategy. IGT OnLine Entertainment Systems, Inc. and the lottery systems business of VLC, Inc. were sold in November 2003 for $151.5 million, resulting in a net gain of $56.7 million after tax of $34.1 million. The results of these discontinued operations during 2004 also provided revenues of $13.6 million and income before tax of $3.4 million.

5.	Investment Securities
Our portfolio of investment securities is available for sale and comprised primarily of interest bearing auction rate securities. We buy and sell ARS regularly as a means of effective cash management. Our portfolio included restricted ARS of $64.8 million at September 30, 2006 compared to $63.1 million in restricted ARS and equity securities of $1.2 million at September 30, 2005.
Book value approximates fair value and there were no material unrealized gains or losses at September 30, 2006 and 2005. We recorded no gains or losses during these years.

6.	Jackpot Annuity Investments

	Book	Gross Unrealized		Market
September 30,	Value	Gains	Losses	Value
(In millions)
2006	$387.4	$26.2	$(3.6)	$410.0

2005	$521.6	$46.1	$(2.8)	$564.9

Future maturities of these securities through 2031, including the accreted interest at maturity, totaled:

	Within 1	2-5	6-10
September 30,	year	years	years	Thereafter	Total
(In millions)
2006	$47.2	$183.1	$168.7	$156.8	$555.8

7.	Receivables
Our notes and contracts receivable are presented net of unearned interest income and deferred loan fees totaling $3.3 million at September 30, 2006 and $4.0 million at September 30, 2005, and net of allowances for doubtful accounts below.

September 30,	2006	2005	2004
(In millions)
Allowance for doubtful accounts:
Beginning balance	$20.4	$26.1	$21.0
Provisions	3.1	(0.7)	10.6
Write-offs net of recoveries	(5.3)	(5.0)	(5.5)

Ending balance	$18.2	$20.4	$26.1

Allowance for doubtful notes and contracts:
Beginning balance	$42.8	$42.4	$34.0
Provisions	(3.6)	0.7	7.6
Write-offs net of recoveries	(0.2)	(0.3)	0.8

Ending balance	$39.0	$42.8	$42.4

Current	$21.5	$27.6
Non-current	17.5	15.2

Estimated future collections below, as of September 30, 2006 are net of allowances for notes of $9.9 million and contracts of $29.1 million:

	2007	2008	2009	2010	2011	Thereafter	Total
(In millions)
Notes	$19.7	$11.3	$2.2	$1.3	$1.3	$1.1	$36.9
Contracts	74.0	31.3	11.4	2.7	0.5	—	119.9

	$93.7	$42.6	$13.6	$4.0	$1.8	$1.1	$156.8

8.	Concentrations of Credit Risk
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
Our revenues and resulting receivables are concentrated in specific legalized gaming regions. We had no sales to a single customer that exceeded 10% of revenues during 2006, 2005, or 2004. Our net receivables at September 30, 2006 were concentrated in Nevada—28%, California—9%, Europe—9%, and all other jurisdictions 5% or less individually—41% in North America and 13% International.

9.	Goodwill and Other Intangibles
Goodwill Activity by Segment
The tax benefit of Anchor options exercised subsequent to acquisition in the table below was recorded in accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44.

	North America	International	Total
(In millions)
Fiscal Year 2005
Beginning balance	$994.7	$40.9	$1,035.6
WagerWorks acquisition	—	56.6	56.6
Tax benefit of Anchor options exercised	(0.4)	—	(0.4)
Foreign currency translation adjustment	—	(0.9)	(0.9)

Ending balance	994.3	96.6	1,090.9

Fiscal Year 2006
Business acquisition	—	2.4	2.4
WagerWorks purchase price adjustments	—	1.5	1.5
Tax benefit of Anchor options exercised	(2.2)	—	(2.2)
Foreign currency translation adjustment	—	2.5	2.5

Ending balance	$992.1	$103.0	$1,095.1

Intangible Balances

	2006			2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangibles
Patents	$332.1	$119.4	$212.7	$323.3	$92.7	$230.6
Contracts	19.6	9.4	10.2	23.4	5.6	17.8
Trademarks	5.1	4.7	0.4	9.8	8.5	1.3
Developed technology	44.2	14.9	29.3	38.9	7.7	31.2
Customer relationships	6.8	2.4	4.4	6.7	1.3	5.4

Net carrying amount	$407.8	$150.8	$257.0	$402.1	$115.8	$286.3

Intangible Additions
Patent additions in the following table include capitalized legal costs.

	Acquisitions and		Weighted
	Valuation	Other	Average Life
Year ended September 30, 2006	Adjustments	Additions	(Years)
(In millions, except life)
Finite lived intangibles:
Patents	$0.1	$17.3	4
Contracts	(3.9)	—	8
Developed technology	0.8	4.5	9

Total	$(3.0)	$21.8

Intangible Amortization
Aggregate amortization expense totaled $44.6 million in fiscal 2006, $39.4 million in 2005 and $36.6 million in 2004.

	2007	2008	2009	2010	2011
(In millions)
Estimated annual amortization	$43.1	$37.7	$34.8	$31.2	$27.3

10.	Credit Facilities and Indebtedness

Outstanding Balance at September 30,	2006	2005
(In millions)
Senior credit facility	$200.0	$200.0
Foreign credit facilities	21.3	8.8
Senior convertible debentures, net of unamortized discount	611.1	602.2

Total notes payable, net	$832.4	$811.0

Book value approximates fair value for our credit facilities. The aggregate fair value of our Debentures based on quoted market prices was $854.4 million as of September 30, 2006 and $615.2 million as of September 30, 2005. Future debt obligations totaled $632.4 million, net of unamortized discount of $355.7, due in 2007 and $200.0 million due in 2011. We continue to be in compliance with all applicable covenants at September 30, 2006.

Senior Credit Facility
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks, replacing the previous credit facility of $1.5 billion. The new five-year credit facility provides a $2.5 billion revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline (same day funds) borrowing. Borrowings outstanding totaled $200.0 million at September 30, 2006 and $4.4 million was reserved for letters of credit.
Interest rates and facility fees applicable to the credit facility may fluctuate based on our public credit ratings and/or debt to capitalization ratio. At September 30, 2006, the interest rate was LIBOR plus 37.5 bps or 5.66375% with a facility fee of 12.5 bps.
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
Foreign Credit Facilities
Our foreign credit facilities totaled $50.0 million at September 30, 2006. Of this amount, $21.3 million was drawn with a weighted average interest rate of 1.52%. Renewals on these facilities occur annually.
Senior Convertible Debentures
In a private offering on January 29, 2003 and February 5, 2003, we issued approximately $969.8 million principal amount at maturity of zero-coupon senior convertible debentures (old Debentures) due January 29, 2033 for gross proceeds of approximately $575.0 million. The old Debentures are convertible into 21.1704 shares of our common stock per $1,000 principal amount at maturity.
On April 4, 2006, IGT entered into a new indenture as a result of exchanging our old Debentures for an equal aggregate principal amount at maturity of new Debentures and an exchange fee of $2.51 per Debenture. In the aggregate, $964.8 million principal amount at maturity, or 99.5%, of the old Debentures were tendered and accepted for exchange. The terms of the new Debentures are substantially similar to the old Debentures, except that the new Debentures include a net share settlement feature requiring us to satisfy our conversion obligation to holders in cash, per the terms of the indenture, up to the accreted principal amount and in common shares for any remaining conversion value.
Except for the exchange fee, there is no impact on interest expense as a result of the exchange. This exchange reduced share dilution associated with the Debentures by enabling us to apply the treasury stock method rather than the if-converted method for calculating diluted EPS related to contingently issuable shares.
During the fourth quarter of fiscal 2006, approximately 2,900 Debentures were converted, resulting in 56,000 shares issued and $0.2 million cash paid. The Debentures were classified in current liabilities at September 30, 2006 and remain convertible through January 16, 2007.
Debenture Terms
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

The Debentures are convertible under any of the following circumstances:
(i)	during specified conversion periods, if the closing sales price of our common stock is more than 120% of the accreted conversion price on the first day of such conversion period for at least 20 of the 30 consecutive trading days ending on the first day of such conversion period (for example, the Debentures were convertible during the conversion period beginning July 18, 2006 through October 13, 2006, because the closing price of our common stock was more than $35.70 per share for at least 20 of the 30 consecutive trading days ending on July 18, 2006)

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
Senior Notes
In February 2004, we redeemed our $400.0 million senior notes due May 2004. On July 16, 2004, we redeemed the $569.6 million principal amount outstanding of our 2009 senior notes. We recognized aggregate losses of $127.9 million on these early debt retirements.

11.	Commitments
We lease certain of our facilities and equipment under various agreements for periods through April 2012. The following table shows future minimum payments required under these leases that have initial or remaining non-cancelable lease terms as of September 30, 2006. Certain facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments, net of anticipated sublease receipts.

	2007	2008	2009	2010	2011	Thereafter	Total
(In millions)
Operating leases	$11.6	$7.5	$4.9	$3.7	$2.4	$1.6	$31.7
Rental expense in continuing operations totaled $14.3 million for fiscal 2006, $12.7 million for fiscal 2005, and $11.5 million for fiscal 2004. Rental expense in discontinued operations totaled $520,000 for fiscal 2004.

12.	Jackpot Liabilities

September 30,	2006	2005
(in millions)
Payments due previous winners	$567.2	$767.3
Payments due future winners	161.4	176.3
Unamortized discounts	(181.9)	(237.8)

Total jackpot liabilities	$546.7	$705.8

Estimated fair value based on quoted market prices	$569.0	$750.3

Future jackpot payments due	2007	2008	2009	2010	2011	Thereafter	Total
(In millions)
Previous winners	$56.6	$48.7	$46.5	$45.5	$44.1	$325.8	$567.2
Future winners	113.4	14.2	1.9	1.9	1.9	28.1	161.4

13.	Derivatives
Foreign Currency Hedging
Our net foreign currency exposure related to our monetary assets and liabilities totaled $151.0 million at September 30, 2006 and $138.8 million at September 30, 2005. The fair value of foreign currency contracts hedging this exposure totaled $148.7 million at September 30, 2006 and $126.8 million at September 30, 2005.
Debentures Yield Adjustment
The yield adjustment feature of our debentures requires contingent cash interest payments that are triggered by our stock price and is thus considered an embedded derivative requiring bifurcation under SFAS 133. In anticipation of a potential adjustment, IGT may exercise its redemption right. Therefore, an investor would be expected to attribute no economic value to the yield adjustment feature. Accordingly, we have ascribed no value and recorded no derivative asset or liability for this embedded derivative.

14.	Earnings Per Share
The calculation of diluted EPS from continuing operations below reflects our outstanding old Debenture shares for all periods presented, in accordance with the adoption of EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, in our first quarter of fiscal 2005.

Years Ended September 30,	2006	2005	2004
(In millions, except per share amounts)
Income from continuing operations	$473.6	$436.5	$429.8
After-tax interest expense on convertible debentures	4.3	9.5	9.3

Diluted EPS Numerator	$477.9	$446.0	$439.1

Weighted average common shares outstanding:
Basic	336.8	343.7	346.8
Dilutive effect of stock-based awards	4.4	6.0	9.0
Dilutive effect of debentures	14.6	20.5	20.5

Diluted EPS Denominator	355.8	370.2	376.3

Basic earnings per share	$1.41	$1.27	$1.24
Diluted earnings per share	$1.34	$1.20	$1.17

Weighted average antidilutive stock-based awards excluded from diluted EPS	7.1	8.9	0.6
In September 2006, we acquired 3.7 million shares through a structured accelerated share repurchase for an initial value of $150.0 million or $40.97 per share. The initial price paid under the accelerated share repurchase agreement was subject to a future purchase price adjustment based on the weighted average price of our stock through November 3, 2006, subject to a specified collar. Because our weighted average stock price during the contract period was above the cap price of $40.97, we settled this transaction in November 2006 with no additional cash or shares delivered by either party. The results of this transaction are reflected in the treasury stock component of shareholders equity.
During the third quarter, we prepaid $100.0 million in a structured share repurchase transaction designed to settle in cash or IGT shares based on the closing stock price on June 29, 2006. Since the closing price of our stock was above the predetermined threshold price of $35.50 per share, we received cash of $101.1 million upon settlement in July. In September 2005, we prepaid $74.0 million in a similar structured share repurchase transaction, which resulted in cash received of $77.8 million because our stock price was above the predetermined threshold price of $27.40 per share on November 15, 2005. Because these transactions settled in cash, they did not impact earnings per share.

On April 4, 2006, we issued new Debentures to holders who had properly tendered their old Debentures. This exchange reduced share dilution associated with the Debentures by enabling us to apply the treasury stock method for calculating diluted EPS related to contingently issuable shares. See Note 10 for additional information about the exchange.
There were no transactions from the end of fiscal 2006 through December 8, 2006 that would have materially changed the number of basic or diluted shares outstanding.

15.	Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations .
Bally
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
On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT, US Patent numbers RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations, and discovery is ongoing.
On September 5, 2006, Bally filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.” The products named in the Complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold™, The Addams Family™, American Bandstand™, The Apprentice™, Dilbert Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy®, Indiana Jones: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks with Morgan Fairchild®, Regis On the Town™, Sinatra™ and Twilight Zone® gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. IGT intends to vigorously defend this lawsuit. Discovery is ongoing.
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

Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. VLC filed its Plea in Defense in the warranty action in April 2006. The Court has scheduled trial of the entire action against Loto Quebec to commence in mid-2007.
Environmental Matters
CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against current and prior owners and operators of properties located within the site for remediation and response costs associated with their properties and with the entire site. CCSC is located within the drainage basin of North Clear Creek, Colorado and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. We have applied the guidance in Statement of Position 96-1 “Environmental Remediation Liabilities” and determined that a liability has not yet been incurred.
Miller
In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al. The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a TRO to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The plaintiff’s action also seeks damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On April 29, 2004, the Court issued a ruling denying defendants’ motion to dismiss the second amended complaint. On May 12, 2004, the Court issued an order denying defendants’ motion to dismiss. Pursuant to stipulation of the parties on August 13, 2004, plaintiff filed a third amended complaint. The Court denied defendants’ motion to dismiss the third amended complaint. On April 7, 2006 defendant filed a Notice of Removal to United States District Court, D. Nev. (Las Vegas). Plaintiff sought to remand this action to state court, which was granted in August 2006.
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
In the purchase price allocation, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million, which is being amortized over the useful economic life. The carrying value of the patents at September 30, 2006 totaled $95.5 million, with a remaining life of approximately 10 years.
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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $29.7 million at September 30, 2006. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.4 million at September 30, 2006.
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

Product Warranties
Our warranty costs in the table below are accrued based on historical trends in product failure rates and expected costs to provide warranty services. We typically provide 90-day product warranties and up to one year for certain products and jurisdictions.

September 30,	2006	2005
(In millions)
Balance at beginning of year	$6.0	$6.9
Reduction for payments made	(7.9)	(4.3)
Accrual for new warranties issued	10.4	5.7
Adjustments for pre-existing warranties	(0.2)	(2.3)

Balance at end of period	$8.3	$6.0

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

16.	Income Taxes
Income from continuing operations before tax consisted of:

Years Ended September 30,	2006	2005	2004
(In millions)
U.S.	$658.6	$570.1	$612.5
Non — U.S.	88.3	111.1	41.0

Income from continuing operations before tax	$746.9	$681.2	$653.5

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended September 30,	2006	2005	2004
Federal statutory tax	35.0%	35.0%	35.0%
Foreign subsidiaries tax, net	(0.4)	(0.1)	(0.3)
State income tax, net	2.0	2.2	3.0
Prior years foreign tax credits	—	—	(2.5)
Other, net	—	(1.2)	(1.0)

Provision for income taxes	36.6%	35.9%	34.2%

Components of our provision for income taxes on income from continuing operations:

Years ended September 30,	2006	2005	2004
(In millions)
Federal	$261.9	$213.5	$163.4
State	20.5	14.4	28.6
Foreign	30.6	25.7	10.3

Total current	313.0	253.6	202.3

Federal	(25.8)	(4.0)	20.1
State	(1.6)	0.9	1.7
Foreign	(12.3)	(5.8)	(0.4)

Total deferred	(39.7)	(8.9)	21.4

Provision for income taxes	$273.3	$244.7	$223.7

Significant components of our deferred income tax assets and liabilities are presented in the table below.

September 30,	2006	2005
(In millions)
Reserves	$40.3	$40.7
Share-based compensation	1.3	—
Net operating loss carry forwards	7.8	4.2
State income taxes — net	2.4	2.5
Foreign	24.6	—
Other	1.2	4.0

Current deferred tax assets	77.6	51.4

Prepaid expenses	(6.0)	(1.4)
Interest expense on convertible debt	(41.8)	—
Other	(1.0)	—
Valuation allowance	(9.1)	—

Current deferred tax liabilities	(57.9)	(1.4)

Net current deferred tax assets	19.7	50.0

Jackpot payment timing difference	129.0	115.1
Share-based compensation	6.0	—
Foreign	3.5	24.7
Property, plant and equipment	25.9	2.6
State income taxes — net	3.7	2.5
Goodwill and intangibles	16.8	12.8
Net operating loss carry forwards	11.8	14.4
Other	1.4	4.9

Non-current deferred tax assets	198.1	177.0

Intangibles	(74.5)	(83.2)
Interest expense on convertible debt	—	(29.6)
Other	(6.7)	(2.9)
Valuation allowance	—	(18.1)

Non-current deferred tax liabilities	(81.2)	(133.8)

Non-current deferred tax asset	116.9	43.2

Net deferred tax asset	$136.6	$93.2

Our U.S. net operating loss carry forwards in the amount of $56.1 million at September 30, 2006, will expire in tax years ending 2018 through 2024. The valuation allowance relates to net operating losses and deferred tax assets from our operations in Australia. We have not recognized potential tax benefits, as we currently consider it unlikely these benefits will be realized.
We have not provided for US deferred income taxes or foreign withholding taxes on approximately $92.6 million in cumulative undistributed earnings of certain non-US subsidiaries as of September 30, 2006, which we expect to be permanently reinvested in operations outside the US.
17. Related Party Transactions
During fiscal 2006, 2005, and 2004, two IGT board members were also board members for certain IGT customers. During fiscal 2004, a member of our board was also a partner in a law firm that we retained as outside counsel. We continue to place gaming products under revenue sharing or joint venture arrangements in alliance with various gaming companies and design games under expense sharing arrangements with certain distributors.
Transactions recorded with related parties included:

Years Ended September 30,	2006	2005	2004
(In millions)
Revenues	$15.3	$56.0	$4.2
Expenses	0.6	0.6	0.9
Accounts receivable, net of payables	2.5	8.2	0.2
Largest net receivable during the year	7.1	15.5	1.5

18.	Business Segments
We view our business in two regional operating segments, each incorporating all types of revenues:
ª	North America includes our operations in the US and Canada

ª	International encompasses our efforts in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK.
Additionally, certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment.
Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations. Prior year amounts are reclassified to conform to the current management view and presentation. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between our operating segments. North America includes revenues from Canada totaling $127.5 million in fiscal 2006, $84.0 million in 2005 and $137.2 million in 2004. IGT’s segment profit reflects income before tax.

Segments for Years ended September 30,	2006	2005	2004
(In millions)
North America
Revenues	$1,978.2	$1,878.9	$2,137.1
Product sales	804.4	708.9	991.1
Gaming operations	1,173.8	1,170.0	1,146.0

Gross profit	1,122.3	972.4	1,153.2
Product sales	441.2	380.3	538.2
Gaming operations	681.1	592.1	615.0
Segment profit	772.3	665.9	864.2

Interest income	45.8	60.4	46.5
Interest expense	23.5	31.4	26.3
Depreciation and amortization	199.9	202.6	132.7
Long-lived assets	476.3	491.2	472.4

Additions to long-lived assets	208.7	179.9	176.3
Total assets	2,558.9	2,709.3	2,923.7

International
Revenues	$533.5	$500.5	$347.6
Product sales	455.9	472.0	330.2
Gaming operations	77.6	28.5	17.4

Gross profit	249.4	218.3	166.0
Product sales	200.5	196.3	151.9
Gaming operations	48.9	22.0	14.1
Segment profit	113.4	116.3	83.4

Interest income	3.7	2.1	1.4
Interest expense	0.2	0.2	0.2
Depreciation and amortization	26.3	8.1	4.5
Long-lived assets	88.8	60.3	13.7

Additions to long-lived assets	59.8	19.8	6.9
Total assets	512.4	411.9	224.4

Segments for Years ended September 30,	2006	2005	2004
(In millions)
Corporate
Net unallocated expenses	$(138.8)	$(101.0)	$(294.1)
Interest income	15.9	15.4	11.9
Interest expense	27.1	26.5	64.0
Depreciation and amortization	9.2	11.5	12.6
Long-lived assets	161.7	120.0	101.1
Additions to long-lived assets	44.7	38.9	27.7

Total assets	831.4	743.2	724.9

Consolidated
Revenues	$2,511.7	$2,379.4	$2,484.7
Product sales	1,260.3	1,180.9	1,321.3
Gaming operations	1,251.4	1,198.5	1,163.4

Gross profit	1,371.7	1,190.7	1,319.2
Product sales	641.7	576.6	690.1
Gaming operations	730.0	614.1	629.1
Segment profit	746.9	681.2	653.5

Interest income	65.4	77.9	59.8
Interest expense	50.8	58.1	90.5
Depreciation and amortization	235.4	222.2	149.8
Long-lived assets	726.8	671.5	587.2

Additions to long-lived assets	313.2	238.6	210.9
Total assets	3,902.7	3,864.4	3,873.0

19.	Selected Quarterly Financial Data (Unaudited)

September 30,	First	Second	Third	Fourth
(In millions, except per share amounts)
2006
Total revenues	$616.2	$644.4	$612.4	$638.7
Gross profit	332.0	350.2	332.5	357.0
Operating income	185.8	192.7	171.6	175.0
Net income	120.6	124.0	114.1	114.9

Diluted EPS	0.34	0.35	0.33	0.33

2005
Total revenues	$641.2	$551.0	$579.6	$607.6
Gross profit	313.1	273.7	308.2	295.7
Operating income	189.7	146.2	167.4	160.4
Net income	122.5	93.9	114.7	105.4

Diluted EPS	0.33	0.26	0.32	0.30

Item 9. Changes in and Disagreements with Accountants
None
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
We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2006. This evaluation was performed using the Internal Control — Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.
The attestation report issued by Deloitte & Touche LLP on management’s assessment of internal control over financial reporting follows below Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
International Game Technology
Reno, Nevada:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that International Game Technology and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 11, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of SFAS 123R, Share-Based Payment.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
December 11, 2006

Item 9B. Other Information
None
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
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity compensation plans approved and not approved by shareholders as of September 30, 2006:

			Number of securities
	Number of securities to	Weighted average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options	equity compensation
Plan category	warrants and rights	warrants and rights	plans
(In millions, except per share amounts)
Equity compensation plans approved by shareholders (1)	19.1	$24.28	16.6

Equity compensation plans not approved by shareholders(2)	0.1	$28.27	0.7

Total	19.2	$24.30	17.3

(1)	Includes shares under the International Game Technology Stock Incentive Plan and Qualified Employee Stock Purchase Plan. ESPP shares are not included in securities to be issued until exercised each year in February.

(2)	Includes shares available under the Barcrest Savings Related Share Option Scheme, a broad-based UK employee stock purchase program established in January 1999 to satisfy certain UK tax requirements. This program is generally intended to provide UK employees the same benefits available under the US Employee Stock Purchase Plan. Shareholder approval was not required for this plan.
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements:

Reference is made to the Index and Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)	Consolidated Financial Statement Schedules

Financial statement schedules are either not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

Parent Company Financial Statements — Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)	Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended

3.2	Third Restated Code of Bylaws of International Game Technology, dated June 23, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, File number 001-10684, filing date June 29, 2005)

4.1	Indenture dated as of January 29, 2003 between IGT, any subsidiary that becomes a party thereto, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-103339, Form S-3 filed by Registrant on February 20, 2003)

4.2	Form of Zero-Coupon Convertible Debentures (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 333-103339), as filed by Registrant on February 20, 2003)

4.3	Indenture, dated as of April 4, 2006, between IGT and The Bank of New York, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed April 5, 2006)

10.1*	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrants Report on Form 10-K for the year ended September 30, 1996)

10.2	Amendment Notes between Silver Club and CMS-El Capitan and International Game Technology dated November 5, 1999 (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10-K for the year ended October 2, 1999)

10.3	Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000)

10.4*	IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000)

10.5*	International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I)(incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10Q/A for the quarter ended March 31, 2001)

10.6*	International Game Technology 2002 Stock Incentive Plan, as amended March 7, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 13, 2006)

10.7*	IGT Profit Sharing Plan (as amended and restated as of April 1, 2002)(incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002)

10.8*	Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005

10.9*	Amended Employment Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated January 27, 2003 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 29, 2003), and Exhibit “A” referenced therein (incorporated by reference to Exhibit 10.16 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001)

10.10	Agreement and Plan of Merger, dated as of June 29, 2003, by and among International Game Technology, NWAC Corporation, and Acres Gaming (incorporated by reference to Exhibit 2.1 to Form 8-K, File number 001-10684, filing date June 29, 2003)

10.11*	Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated October 27, 2003 (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2003)

10.12*	Amendment No. 1 to Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.13*	Restricted Stock Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.14*	Performance Share Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.15*	IGT 2002 Stock Incentive Plan Agreement Forms: Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement (incorporated by reference to Exhibit 10.17 to Registrant’s Report on form 10-K for the year ended September 30, 2004)

10.16*	International Game Technology Employee Stock Purchase Plan, amended and restated effective as of December 8, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed March 13, 2006)

10.17*	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.18*	Summary of Named Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006)

10.19	Agreement and Plan of Merger, dated July 26, 2005, by and among International Game Technology, and Winter Subsidiary, Inc., and WagerWorks, Inc., and Carl Berg and DDJ Capital Management, LLC (incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K for the year ended September 30, 2005)

10.20	Amended and Restated Credit Agreement, dated as of December 20, 2005, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC, Wachovia Bank, National Association, and Mizuho Corporate Bank, Ltd. as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and The Royal Bank of Scotland PLC as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 22, 2005)

21	Subsidiaries

23	Independent Auditors’ Consent

24	Power of Attorney (see next page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Power of Attorney Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December 2006.

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

Signature	Title	Date
/s/ Thomas J. Matthews Thomas J. Matthews	Chairman of the Board of Directors and Chief Executive Officer	December 12, 2006

/s/ Maureen T. Mullarkey Maureen T. Mullarkey	Chief Financial Officer, Executive Vice President, Finance (Principal Financial and Accounting Officer) and Treasurer	December 12, 2006

/s/ Neil Barsky Neil Barsky	Director	December 12, 2006

/s/ Robert A. Bittman Robert A. Bittman	Director	December 12, 2006

/s/ Richard Burt Richard Burt	Director	December 12, 2006

/s/ Patti Hart Patti Hart	Director	December 12, 2006

/s/ Leslie Heisz Leslie Heisz	Director	December 12, 2006

/s/ Robert A. Mathewson Robert A. Mathewson	Director	December 12, 2006

/s/ Robert Miller Robert Miller	Director	December 12, 2006

/s/ Frederick Rentschler Frederick Rentschler	Director	December 12, 2006

Exhibit No.	Description
3.1	Articles of Incorporation of International Game Technology, as amended

10.8*	Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005

21	Subsidiaries

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement