Form 10-Q
period 2006-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2007-02-01
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
www.IGT.com
(Registrant’s website)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2007:
338,273,464 shares of common stock at $.00015625 par value

INTERNATIONAL GAME TECHNOLOGY

i

DEFINITIONS, abbreviations or acronyms as used in this Form 10-Q

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APIC	Additional paid-in capital
AVP®	Advanced Video Platform
bps	basis points
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CRM	customer relationship management
Commission	Nevada Gaming Commission
1.75% Debentures	1.75% Zero-coupon Senior Convertible Debentures
2.6% Debentures	2.6% Senior Convertible Debentures
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
GAAP	generally accepted accounting principles
JV	Spin For Cash Joint Venture
MDA	management’s discussion & analysis
MLP	multi level progressive
NJ	New Jersey
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
Reg	Regulation
SAB	Staff Accounting Bulletin
sb™	server based
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
TRO	temporary restraining order
UK	United Kingdom
US	United States
VCAT	Venture Catalyst Incorporated
VIE	variable interest entity
WW or WagerWorks	WagerWorks, Inc.
WAP	wide area progressive
*	not meaningful (in tables)

ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

Quarters ended December 31,	2006	2005
(In millions, except per share amounts)
Revenues
Product sales	$317.4	$324.5
Gaming operations	324.9	291.7

Total revenues	642.3	616.2

Costs and operating expenses
Cost of product sales	152.1	158.0
Cost of gaming operations	138.2	126.2
Selling, general and administrative	98.4	84.6
Research and development	49.3	41.2
Depreciation and amortization	19.1	20.4

Total costs and operating expenses	457.1	430.4

Operating income	185.2	185.8

Other income (expense)
Interest income	19.9	15.8
Interest expense	(16.1)	(13.6)
Other	0.7	0.5

Total other income (expense)	4.5	2.7

Income before tax	189.7	188.5
Provision for income taxes	68.7	67.9

Net income	$121.0	$120.6

Basic earnings per share	$0.36	$0.36

Diluted earnings per share	$0.35	$0.34

Cash dividends declared per share	$0.130	$0.125

Weighted average shares outstanding
Basic	332.5	337.1
Diluted	343.9	362.7
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$691.9	$294.6
Investment securities, at market value	499.2	191.7
Restricted cash and investments	105.4	102.8
Accounts receivable, net	367.6	353.1
Current maturities of notes and contracts receivable, net	104.0	93.7
Inventories	148.9	162.1
Jackpot annuity investments	64.8	47.2
Deferred income taxes	42.8	19.7
Prepaid expenses and other	98.7	110.8

Total current assets	2,123.3	1,375.7
Notes and contracts receivable, net	63.3	63.1
Property, plant and equipment, net	515.3	469.8
Jackpot annuity investments	449.9	340.2
Deferred income taxes	136.3	116.9
Intangible assets, net	259.8	257.0
Goodwill, net	1,106.5	1,095.1
Other assets	198.2	184.9

	$4,852.6	$3,902.7

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$366.1	$632.4
Accrued Debenture settlements	250.2	—
Accounts payable	111.7	115.5
Jackpot liabilities	193.7	170.0
Accrued employee benefit plan liabilities	24.7	75.9
Dividends payable	43.8	43.4
Accrued income taxes	88.1	36.1
Other accrued liabilities	192.6	173.3

Total current liabilities	1,270.9	1,246.6
Notes payable, net of current maturities	1,100.0	200.0
Non-current jackpot liabilities	482.7	376.7
Other liabilities	39.7	37.4

	2,893.3	1,860.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 724.7 and 720.5 shares issued	0.1	0.1
Additional paid-in capital	1,926.5	1,864.2
Treasury stock at cost: 391.3 and 386.3 shares	(2,829.0)	(2,603.6)
Retained earnings	2,852.1	2,774.9
Accumulated other comprehensive income	9.6	6.4

	1,959.3	2,042.0

	$4,852.6	$3,902.7

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

Quarters ended December 31,	2006	2005
(In millions)
Operations
Net income	$121.0	$120.6
Adjustments:
Depreciation, amortization, and asset charges	65.3	55.9
Debt discounts and deferred issuance costs	5.2	4.0
Share-based compensation	9.4	9.5
Bad debt provisions	(1.1)	0.2
Inventory obsolescence	3.7	3.4
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(3.8)	(25.7)
Inventories	11.9	2.8
Accounts payable and accrued liabilities	(45.1)	(50.2)
Jackpot liabilities	6.4	(12.4)
Income taxes, net of employee stock plans	53.9	42.2
Excess tax benefits from employee stock plans	(5.4)	(1.3)
Other current assets	5.6	(4.3)
Other non-current assets	(3.5)	14.3

Cash from operations	223.5	159.0

Investing
Capital expenditures	(103.8)	(75.2)
Investment securities, net	(305.6)	63.3
Jackpot annuity investments, net	(1.1)	4.7
Loans receivable cash advanced	(17.3)	(0.8)
Loans receivable payments received	2.2	1.5
Proceeds from assets sold	0.2	0.3
Changes in restricted cash	0.5	8.9
Business acquisitions	(18.3)	—

Cash from investing	(443.2)	2.7

Financing
Debt proceeds (repayments), net	866.1	(12.6)
Employee stock plan proceeds	18.1	9.2
Excess tax benefits from employee stock plans	5.4	1.3
Dividends paid	(43.5)	(42.3)
Share repurchases	(225.4)	(73.1)
Structured share repurchase transactions	—	77.8

Cash from financing	620.7	(39.7)

Foreign exchange rates effect on cash	(3.7)	0.5

Net change in cash and equivalents	397.3	122.5

Beginning cash and equivalents	294.6	288.9

Ending cash and equivalents	$691.9	$411.4

See accompanying notes.

Supplemental Cash Flows Information
Depreciation, amortization and asset charges reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus depreciation and asset charges included in cost of product sales and cost of gaming operations.

Quarters ended December 31,	2006	2005
(In millions)
Investment securities
Purchases	$(474.5)	$(142.6)
Proceeds from sales	168.9	205.9

Net	$(305.6)	$63.3

Jackpot funding
Collections to fund jackpots	$46.5	$34.7
Payments to winners	(40.1)	(47.1)

Net change in jackpot liabilities	6.4	(12.4)

Jackpot annuity purchases	(12.9)	(5.0)
Jackpot annuity proceeds	11.8	9.7

Net change in jackpot annuity investments	(1.1)	4.7

Net jackpot funding cash flows	$5.3	$(7.7)

Capital expenditures
Property, plant and equipment	$(52.2)	$(14.8)
Gaming operations equipment	(45.8)	(56.1)
Intellectual property	(5.8)	(4.3)

Total	$(103.8)	$(75.2)

Payments
Interest	$3.5	$4.9
Income taxes	16.3	27.1

Non-cash investing and financing items:
Net change in capital expenditure accruals	$1.0	$(1.6)
Interest accretion for jackpot annuity investments	7.5	5.8

Business acquisitions
Fair value of assets	$21.1	$—
Fair value of liabilities	2.8	—

VIE deconsolidations
Fair value of assets	$—	$139.2
Fair value of liabilities	—	139.2

VIE reconsolidations
Fair value of assets	$122.8	$—
Fair value of liabilities	122.8	—

1.75 % Debentures converted
Common stock issued including APIC	$1.0	$—
Accrued settlements	250.2	—
Deferred tax liabilities adjusted to APIC	23.5	—
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

Period End
	Actual	Presented as
Current quarter	December 30, 2006	December 31, 2006
Prior year quarter	December 31, 2005	December 31, 2005
Prior fiscal year end	September 30, 2006	September 30, 2006
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
Unconsolidated Affiliate
In February 2006, IGT paid $56.0 million for a 10% equity interest in Casino IP Holdings, LLC (LLC), a variable interest entity formed to hold, develop, and license Walker Digital’s intellectual property identified for gambling use. IGT agreed to cooperatively develop and market products expected to be integral to our operations, using certain LLC innovations. We are not the primary beneficiary of the LLC and apply the equity method of accounting. Our maximum exposure to loss at December 31, 2006, is our net investment in the LLC of $51.6 million, included in other non-current assets. For the quarter ended December 31, 2006, we recognized a loss of $1.2 million for the LLC, primarily related to amortization of intangibles. As the loss is not material to our consolidation, it is presented as a component of SG&A expense.
Consolidated WAP Trust VIEs
We initially consolidated our WAP trusts in Iowa and NJ beginning March 31, 2004 under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. Prior to consolidation, we recognized revenues from the trusts based on contractual fee arrangements. Consolidated trust assets equal liabilities and relate primarily to jackpot funding. These VIE trust consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income.
In November 2005, IGT assumed direct responsibility for current and future NJ WAP jackpot system operations previously under the control of a third party trust administrator. At this time, IGT was relieved of its contractual guarantee obligation related to the third party administration of past winner payments. Accordingly, we deconsolidated approximately $139.2 million of NJ VIE assets and liabilities related to past winners during the first quarter of fiscal 2006.
In November 2006, IGT executed an agreement with casino trustees to assume responsibility for and administration of the NJ past winner payments formerly under the control of a third party administrator. The resulting reconsolidation of these VIE past winner trusts initially added assets and offsetting liabilities of $122.8 million, as well as increasing interest income and interest expense by $1.8 million during the first quarter of fiscal 2007.
Consolidated trust VIE assets and offsetting liabilities, inclusive of Iowa and NJ, totaled $127.2 million at December 31, 2006 and $4.1 million at September 30, 2006. Trust VIE consolidations contributed revenues of $0.4 million for the current quarter and $1.3 million in the prior year quarter.

Recently Issued Accounting Standards
SFAS 157
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in October 2008. We are evaluating whether adoption of this statement will result in changes to our fair value measurements.
SAB 108
In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment effective for our fiscal year ending September 30, 2007. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.
FIN 48
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. This interpretation is effective for us beginning in October 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows.
SFAS 154
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement was effective for us beginning in October 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position or cash flows.

2. Balance Sheet Components
    Inventories

	December 31,	September 30,
	2006	2006

(In millions)
Raw materials	$86.6	$79.9
Work-in-process	5.6	4.6
Finished goods	56.7	77.6

Total inventories	$148.9	$162.1

Property, Plant and Equipment

	December 31,	September 30,
	2006	2006

(In millions)
Land	$35.5	$35.4
Buildings	105.0	104.6
Gaming operations equipment	644.0	608.8
Manufacturing machinery and equipment	199.5	194.1
Leasehold improvements	15.5	14.0
Construction in process	124.6	82.6

Total	1,124.1	1,039.5
Less accumulated depreciation	(608.8)	(569.7)

Property, plant and equipment, net	$515.3	$469.8

Construction in process includes $88.8 million at December 31, 2006 and $57.7 million at September 30, 2006 related to our new facilities under construction in Las Vegas.
3. Share-based Compensation
At December 31, 2006:
ª	11.0 million shares remain available for grant under the IGT SIP

ª	unrecognized share-based compensation costs totaled $94.0 million with an expected weighted average life of 2.2 years
We evaluate and revise our option valuation assumptions as necessary to reflect changes in market conditions and experience. New SIP grants in fiscal 2007 began vesting ratably over four years and activity is reflected below as of and for the quarter ended December 31, 2006.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,553	$26.45
Granted	1,480	42.72
Exercised	(872)	20.68
Forfeited	(150)	31.56
Expired	(1)	35.70

Outstanding at end of period	18,010	$28.03	7.0	$327.3

Exercisable at end of period	7,925	$23.20	5.9	$182.3

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value

	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,570	$33.45
Granted	336	42.73
Vested	(93)	33.58
Forfeited	(6)	35.52

Outstanding at end of period	1,807	$35.16	3.9	$83.5

4. Acquisitions
On December 21, 2006, we completed the acquisition of Venture Catalyst Incorporated (VCAT), provider of the Mariposa suite of gaming software products. Following the acquisition, VCAT’s name changed to Mariposa Software, Inc. We anticipate VCAT’s Mariposa CRM software will enhance and complement our upcoming sb™ technology platform and casino systems applications for customer relationship management. We have not provided pro forma financial information for this acquisition, as it was not material to our consolidated results.
At December 31, 2006, with the business valuation not yet complete, we preliminarily allocated the purchase price of $21.8 million to:
ª	tangible assets of $6.6 million, including $3.5 million in cash
ª	total liabilities of $2.8 million
ª	identifiable intangibles of $8.6 million
ª	$9.4 million in goodwill not deductible for tax purposes
5. Allowances for Receivables

	December 31,	September 30,
	2006	2006

(In millions)
Allowance for doubtful accounts	$17.7	$18.2

Allowance for doubtful notes and contracts
Current	$21.2	$21.5
Long-term	16.6	17.5

	$37.8	$39.0

6. Concentrations of Credit Risk
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
Our revenues and resulting receivables are concentrated in specific legalized gaming regions. At December 31, 2006, jurisdictions where our net receivable concentrations were greater than 5% individually included Nevada—22%, Europe—9%, California—8%, and Pennsylvania—7%. The remaining jurisdictions, less than 5% individually, aggregate to North America—41% and International—13%.

7. Goodwill and Other Intangibles
Goodwill

Activity by Segment for the Quarter Ended	North
December 31, 2006	America	International	Total

(In millions)
Beginning balance	$992.1	$103.0	$1,095.1
VCAT- Mariposa acquisition	9.4	—	9.4
Tax benefit of Anchor options exercised (1)	(0.2)	—	(0.2)
Foreign currency translation adjustment	—	2.2	2.2

Ending balance	$1,001.3	$105.2	$1,106.5

(1)	Per EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill is adjusted for the tax benefit of Anchor options exercised subsequent to acquisition
Other Intangibles

Additions for the Quarter Ended	Business(2)	Other	Weighted
December 31, 2006	Combinations	Additions	Average Life

(In millions, except life)			(Years)
Finite lived intangibles:
Patents(1)	$0.7	$5.3	12
Contracts	0.6	—	12
Developed technology	2.9	—	8
Customer relationships	3.8	—	2

	8.0	5.3
Indefinite lived trademarks	0.6	—

Total other intangibles	$8.6	$5.3

(1)  Patent additions include capitalized legal costs.
(2)  Includes valuation adjustments subsequent to acquisition.

	December 31, 2006			September 30, 2006
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net

(In millions)
Finite lived intangible assets
Patents	$338.1	$127.3	$210.8	$332.1	$119.4	$212.7
Contracts	20.2	10.4	9.8	19.6	9.4	10.2
Trademarks	1.9	1.5	0.4	5.1	4.7	0.4
Developed technology	47.0	16.6	30.4	44.2	14.9	29.3
Customer relationships	10.5	2.7	7.8	6.8	2.4	4.4

Total	417.7	158.5	259.2	407.8	150.8	257.0

Indefinite lived trademarks	0.6	—	0.6	—	—	—

Net carrying amount	$418.3	$158.5	$259.8	$407.8	$150.8	$257.0

Amortization expense totaled $11.1 million in the first quarter of fiscal 2007 versus $11.3 million in the comparable prior year quarter.

	2007	2008	2009	2010	2011

(In millions)
Estimated annual amortization	$36.2	$39.5	$36.1	$31.6	$27.3

8. Credit Facilities & Indebtedness

	December 31,	September 30,
Outstanding Balance	2006	2006

(In millions)
Senior credit facility	$200.0	$200.0
Foreign credit facilities	4.2	21.3
1.75% Convertible Debentures, net of unamortized discount	361.9	611.1
2.6% Convertible Debentures	900.0	—

Total notes payable, net	$1,466.1	$832.4

We continue to be in compliance with all applicable covenants at December 31, 2006.
Senior Credit Facility
Borrowings outstanding under our unsecured $2.5 billion revolving line of credit totaled $200.0 million at December 31, 2006, with $4.4 million reserved for letters of credit. Interest rates and facility fees applicable to the credit facility may fluctuate based on our public credit ratings and/or debt to capitalization ratio. At December 31, 2006, the interest rate was LIBOR plus 37.5 bps or 5.74% with a facility fee of 12.5 bps.
Foreign Credit Facilities
Our foreign credit facilities totaled $66.7 million at December 31, 2006. Of this amount, $4.2 million was drawn with an interest rate of 1.8%. Renewals on these facilities occur annually.
New 2.6% Senior Convertible Debentures
On December 20, 2006, we issued $900.0 million principal amount of 2.6% Senior Convertible Debentures due December 15, 2036 in a private placement. We will pay interest on the Debentures semiannually on June 15 and December 15 of each year, beginning June 15, 2007.
We may also pay contingent interest for the period commencing December 20, 2009 through June 14, 2010 and any six month period thereafter, if the average trading price (as defined in the indenture) per $1,000 principal amount Debenture for the five trading day measuring period ending on the third trading day immediately preceding the first day of the interest period equals 120% or more of an equal principal amount of Debentures. The amount of contingent interest will equal 0.25% per annum of the average trading price of $1,000 principal amount of Debentures during the five trading day measuring period used to determine whether contingent interest must be paid.
Under certain circumstances, each $1,000 principal amount of the Debentures will initially be convertible into 16.1875 shares of IGT Common Stock, representing a stock price of $61.78 or a 35% conversion premium over the market price at issuance. Upon conversion, for each $1,000 principal amount of Debentures, a holder will receive cash up to $1,000 and shares for any excess conversion value determined in a manner set forth in the indenture. We will adjust the conversion rate upon the occurrence of certain events as defined in the indenture.
The Debentures are convertible under any of the following circumstances:
ª	during any fiscal quarter ending after March 31, 2007 if the closing price of our common stock is more than 130% of the conversion price during any measurement period of the preceding fiscal quarter

ª	if the Debentures are called for redemption

ª	if specified corporate transactions occur

ª	during the last three months prior to maturity
IGT may redeem some or all of the Debentures for cash on or after December 20, 2009, at 100% of their principal amount plus accrued and unpaid interest, if any. If IGT redeems the Debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date.
Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026 and 2031.
Under the Debentures Registration Rights Agreement, we agreed to file and keep effective a shelf registration statement with respect to the resale of Debentures and shares of our common stock issuable upon conversion of the Debentures (collectively the Registrable Securities) for specified periods of time. If we fail to comply with our obligations to register the Registrable Securities, we will be required to pay additional interest as liquidated damages ranging from 0.25% to 0.50% of the principal amount to Debenture holders until any default under the Registration Rights Agreement is cured.

In evaluating all features of our 2.6% Debentures for SFAS 133 embedded derivative accounting requirements, we determined the contingent interest feature is an embedded derivative requiring bifurcation. The estimated value of this derivative is not material at December 31, 2006, as such, we recorded no related derivative asset or liability at December 31, 2006.
Old 1.75% Zero-Coupon Debentures
On December 26, 2006, we called for the redemption of our outstanding 1.75% Debentures on January 10, 2007. The call of these Debentures gave holders the right to convert their Debentures before January 10, 2007, and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and conversion, we will have recorded the following transactions through January 31,2007:

	First Quarter	Second Quarter	Total Fiscal 2007

(In millions)
Cash paid	$0.2	$612.5	$612.7
Net change in accrued Debenture settlements	250.2	(250.2)	—
Deferred tax adjustment to APIC	23.5	24.2	47.7
Number of shares issued (first quarter estimated as of conversion request date)	2.9	4.4	7.3	(1)

(1)	Diluted EPS at December 31, 2006 included 6.4 million shares related to the 1.75% debentures.
9. Earnings Per Share Reconciliation

	Quarters Ended
	December 31,
	2006	2005

(In millions, except per share amounts)
Net Income	$121.0	$120.6
After-tax interest expense on 1.75% Debentures	—	2.4

Diluted EPS Numerator	$121.0	$123.0

Weighted average common shares outstanding:
Basic	332.5	337.1
Dilutive effect of stock awards	5.0	5.1
Dilutive effect of 1.75% Debentures	6.4	20.5

Diluted EPS Denominator	343.9	362.7

Basic earnings per share	$0.36	$0.36
Diluted earnings per share	$0.35	$0.34

Weighted average antidilutive stock award shares excluded from diluted EPS	1.2	9.1
We issued 4.4 million shares or 1% of outstanding shares in conjunction with the 1.75% Debenture conversions in January 2007. There were no other transactions between December 31, 2006 and January 31, 2007 that would have materially changed outstanding shares.
10. Income Taxes
Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

11. Comprehensive Income

	Quarters Ended
	December 31,
	2006	2005

(In millions)
Net income	$121.0	$120.6
Currency translation adjustments	3.2	(0.1)

Comprehensive income	$124.2	$120.5

12. Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.
Bally
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698 and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT denies these allegations and discovery is ongoing.
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
On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.” The products named in the Complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold™, The Addams Family™, American Bandstand™, The Apprentice™, Dilbert Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy®, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks with Morgan Fairchild®, Regis On the Town™, Sinatra™ and The Twilight Zone® gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. IGT intends to vigorously defend this lawsuit. Discovery is ongoing.
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

Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. VLC filed its Plea in Defense in the warranty action in April 2006. The Court scheduled trial of the entire action against Loto Quebec to commence in 2007.
Environmental Matters
CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as a superfund site as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against current and prior owners and operators of properties located within the site for remediation and response costs associated with their properties and with the entire site. CCSC is located within the drainage basin of North Clear Creek, Colorado and is therefore subjected to potentially contaminated surface and ground water from upstream mining related sources. Soil and ground water samples on the site indicate that several contaminants exist in concentrations exceeding drinking water standards. Under the guidance in Statement of Position 96-1 “Environmental Remediation Liabilities”, we determined no liability has been incurred.
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
On November 5, 2003, the plaintiff amended his complaint to recover damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted. On May 7, 2004, the Court issued an order denying defendants’ motion to dismiss.
Pursuant to stipulation of the parties, plaintiff filed a third amended complaint on September 9, 2004. Defendants filed a motion to dismiss the third amended complaint on September 14, 2004. On March 15, 2006, the Court issued an order denying defendants motion to dismiss the third complaint. On April 7, 2006, defendant filed a Notice of Removal to United States District Court, D. Nev. (Las Vegas). Plaintiff filed a motion to remand the action to state court, which was granted by order dated August 15, 2006. On November 30, 2006, the case was transferred to business court and discovery continues.
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
On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint, which is currently pending before the US District Court. IGT believes that the allegations are without merit and intends to vigorously defend this matter.
Related to the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2006 totaled $92.0 million, with a remaining life of approximately 10 years.

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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $28.7 million at December 31, 2006. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.4 million at December 31, 2006.
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
Historically, we have not incurred any significant costs due to infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been recorded.
Product Warranties
Our warranty costs in the table below are accrued based on historical trends in product failure rates and expected costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year.

Quarters ended December 31,	2006	2005
(In millions)
Balance at beginning of year	$8.3	$6.0
Reduction for payments made	(1.4)	(1.6)
Accrual for new warranties issued	3.0	3.5
Adjustments for pre-existing warranties	(0.7)	(0.3)

Balance at end of period	$9.2	$7.6

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
13. Foreign Currency Derivatives
Our net foreign currency exposure related to our monetary assets and liabilities totaled $105.5 million at December 31, 2006 and $151.0 million at September 30, 2006. The fair value of foreign currency contracts hedging this exposure totaled $101.8 million at December 31, 2006 and $148.7 million at September 30, 2006.

14. Business Segments
We view our business in two regional operating segments, each incorporating all types of revenues:
ª	North America consists of our operations in the US and Canada.

ª	International encompasses our efforts in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK.
Additionally, certain income and expense is managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between our operating segments. Segment profit reflects income before tax.
Our business segments are designed to allocate resources within a framework of management responsibility. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations. Prior year amounts are reclassified to conform to the current management view and presentation.

	Quarters Ended
	December 31,
	2006	2005
(In millions)
NORTH AMERICA
Revenues	$504.9	$483.5
Product sales	207.3	206.7
Gaming operations	297.6	276.8

Gross profit	284.3	267.4
Product sales	114.8	111.9
Gaming operations	169.5	155.5
Segment profit	191.0	186.9

INTERNATIONAL
Revenues	$137.4	$132.7
Product sales	110.1	117.8
Gaming operations	27.3	14.9

Gross profit	67.7	64.6
Product sales	50.5	54.6
Gaming operations	17.2	10.0
Segment profit	39.5	32.4

CORPORATE
Net unallocated expenses	$(40.8)	$(30.8)

CONSOLIDATED
Revenues	$642.3	$616.2
Product sales	317.4	324.5
Gaming operations	324.9	291.7

Gross profit	352.0	332.0
Product sales	165.3	166.5
Gaming operations	186.7	165.5
Segment profit	189.7	188.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
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
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	the timing and expected success of new product introductions

ª	future gaming product developments

ª	our ability to acquire, develop or protect intellectual property

ª	our market share, competitive advantage, and leadership position

ª	the advantages offered to our customers by our products

ª	gaming expansion and new market opportunities

ª	our ability to effectively integrate and utilize acquired businesses

ª	future gross margins and tax rates

ª	increasing growth or contributions

ª	legislative and regulatory developments

ª	available capital resources to fund future operations

ª	expectations regarding losses from off-balance sheet arrangements
Although we believe as of today that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those expressed or implied. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Item 1A, Risk Factors, in this report for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this Quarterly Report on Form 10-Q are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.
COMPANY OVERVIEW
The following MDA is intended to enhance the reader’s understanding of our company operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2006.
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

OUR BUSINESS
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, systems and services. Our goal is to be the preeminent supplier of gaming products to the world. We strive to maintain a wide array of entertainment inspired gaming product lines, targeting gaming markets in all legal jurisdictions worldwide. We are committed to providing quality products at competitive prices, designed to increase the potential for operator profits by serving players better.
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
ª	North America consists of our operations in the US and Canada.

ª	International encompasses our efforts abroad in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, South Africa, and the UK.
Additionally, certain income and expenses related to company-wide initiatives are managed at the corporate level and are not allocated to an operating segment. See the BUSINESS SEGMENT RESULTS below and Note 14 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and financial results.
OUR FOCUS
We remain dedicated to generating financial growth by continuing to focus on the three cornerstones of our success: product development, market development and capital deployment.
Product Development
We consider the driving force behind our success to be the ability to offer the best games, platforms and systems through dedicated product development efforts and superior customer service. In our view, we invest a great deal more in product development than our competitors and believe this will help us deliver the broadest product lines across the most markets. We continue pioneering innovation centered on serving players better by utilizing the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability.
We continuously update our game libraries to address changing player preferences and other market trends. We strive to develop games that incorporate exciting winning combinations and appealing graphics and sound while keeping within our development standards intended to expedite time to market. In spite of intense competition in video games, we expect to maintain a leading share of the total population of gaming devices on North America casino floors over the long-term.
Given the favorable player reaction to the introduction of Wheel of Fortune® Super Spin™, we plan further multi-player interactive game development with the introduction of our M-P Series™ of multi-player products in 2007 based on player favorites including baccarat and roulette. Popularity of our MLP games continues to be a driver of incremental growth in our gaming operations installed base with strong performance by our newest MLP brand, Red Hot Jackpots™ , and the continued strength of Fort Knox®, our MLP flagship brand.
During fiscal 2007, we plan to introduce Guaranteed Play™ Poker, providing players a new option for purchasing game play and is our first product developed in collaboration with Walker Digital. We anticipate future product offerings incorporating this feature will give operators the ability to package slot play with other promotional offerings.
Our share of gaming systems in the marketplace continues to grow. At December 31, 2006, 642 IGT slot systems were installed worldwide, compared to 525 this time last year. Our Table iD™ products continue gaining momentum in the market, further extending our reach into table games.
Our ongoing server-based development continues to focus on comprehensive enterprise-wide solutions designed to enhance the player experience and improve operator efficiencies. As part of our commitment to lead the industry through the networked gaming transformation, we are intent on developing server-based systems that will offer customers a seamless interface with a variety of hardware platforms. We believe our applications will differentiate our products in this area and offer the operator new ways to engage and interact with their players, as well as market cross-functional products and player conveniences. With four commercial field trials in progress and our first large scale test installation anticipated in fiscal 2008, we expect sb™ technology will become more significant in 2009 and 2010.

Market Development
We are dependent in part on new market opportunities to generate growth. We continue with initiatives directed at enhancing this growth rate and accommodating entry into new areas of gaming.
After a relatively quiet period for new market opportunities in North America, we realized the first shipments into Pennsylvania, Florida racetracks and Arkansas during the current quarter and expect future development of these new markets. In addition, we continue expanding our installed base in non-traditional markets, most significantly in Oklahoma, New York and California.
In our view, the addition of machines at Florida racetracks may result in tribes expanding their slot operations to include Class III machines generating significant replacements in that market. We also believe potential remains for new tribal compacts in California, further increasing the number of Class III machines allowed in the state. Although the timing of these opportunities is uncertain, we anticipate developments over the next couple of years.
Prospects for growth in international markets are favorable. We continue expanding our presence in Mexico with increased CDS placements. We continue to prepare for the mandated replacement of approximately 1.5 million pachisuro machines in Japan as the market fully transitions to a Reg-5 environment by the end of fiscal 2007. Recent efforts to prove ourselves as a leading Reg-5 provider have been successful and we are well positioned to capitalize on the replacement demand expected to accelerate during the June to September timeframe.
Capital Deployment
We continue to generate substantial operating cash flows, enabling us to reinvest in our business and generate returns to our shareholders through dividends and share repurchases. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for current share repurchase and dividend activity.
We enter into strategic business combinations and alliances to complement our internal resources. We consider businesses that offer opportunities to expand our geographic reach, product lines and customer base, as well as prospects that may leverage our existing infrastructure through economies of scale. During the first quarter of 2007, we invested $21.8 million in the acquisition of Venture Catalyst Incorporated (VCAT), renamed Mariposa Software Inc. We anticipate VCAT’s Mariposa software will enhance our position as a leading provider of integrated solutions for casino customer relationship management. See Note 4 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition.
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
ª	intangible assets including goodwill and prepaid royalties

ª	jackpot liabilities and expenses

ª	inventory and gaming operations equipment

ª	share-based compensation

ª	income taxes
For a discussion of our critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended September 30, 2006. We have made no significant changes to our accounting estimates since September 30, 2006.

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2006	2005	Amount		%
(In millions, except units & EPS)
Total
Revenues	$642.3	$616.2	$26.1		4%
Gross profit	352.0	332.0	20.0		6%
Gross margin	55%	54%	1	pp	2%
Operating income	$185.2	$185.8	$(0.6)		—
Operating margin	29%	30%	(1)	pp	-3%
Net income	$121.0	$120.6	$0.4		—
Diluted EPS	$0.35	$0.34	$0.01		3%

Product sales
Machines	$232.6	$231.5	$1.1		—
Non-machine	84.8	93.0	(8.2)		-9%
Total product sales	317.4	324.5	(7.1)		-2%
Gross profit	$165.3	$166.5	$(1.2)		-1%
Gross margin	52%	51%	1	pp	2%
Units sold	26,800	29,100	(2,300)		-8%

Gaming operations
Revenues	$324.9	$291.7	$33.2		11%
Gross profit	186.7	165.5	21.2		13%
Gross margin	57%	57%	—	pp	—
Installed base units	53,100	43,300	9,800		23%
First quarter consolidated results included improved total revenues and gross profit, comparable net income and improved EPS versus the prior year. Continued growth in our gaming operations sector offset lower product sales.
Consolidated Product Sales
Despite lower volumes, quarterly machine revenues were comparable to the prior year as a result of the North America product mix. Reduced revenues and gross profits during the current quarter are attributable to lower non-machine sales. Higher license fees partially offset fewer gaming systems installations during the current quarter. Gross margin improvement is related to variations in product mix. We estimate product sales margins will fluctuate between 49% and 51% for the remainder of fiscal 2007, depending on the geographical mix and types of products sold.
Consolidated Gaming Operations
Growth in our installed base of recurring revenue machines is the driving factor behind current quarter revenue and gross profit improvements. Year-over-year casino operations placements grew most significantly in Oklahoma, California, Florida and Alabama, and lease operations units grew primarily in Mexico, New York and Delaware. Continuing expansion into CDS and Class II markets is increasing our mix of lower yielding units and reducing average revenues per device.
First quarter gross margins remain consistent with the prior year. We estimate gaming operations margins will trend between 57% and 59% for the rest of fiscal 2007, depending on installed base mix, play levels, interest rate movement and the timing of jackpots.

Operating Expenses

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2006	2005	Amount	%
(In millions)
Selling, general and administrative	$98.4	$84.6	$(13.8)	-16%
Research and development	49.3	41.2	(8.1)	-20%
Depreciation and amortization	19.1	20.4	1.3	6%

Total	$166.8	$146.2	$(20.6)	-14%

Percent of revenues	26%	24%
Increasing operating expenses are primarily due to:
ª	additional staffing costs of $11.7 million in support of business growth

ª	rising legal and compliance fees of $6.4 million, largely related to intellectual property protection and the growing complexity of product submissions

ª	additional investments in R&D supporting development of new technology and products
Other Income (Expense) and Taxes

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2006	2005	Amount		%
(In millions)
Interest income	$19.9	$15.8	$4.1		26%
Interest expense	(16.1)	(13.6)	(2.5)		-18%
Other	0.7	0.5	0.2		*

Other income (expense), net	$4.5	$2.7	$1.8		*

Income tax provisions	$68.7	$67.9	$(0.8)
Tax rate, net of one-time items	36.2%	36.0%	(0.2	) pp
Interest income improvement in the current quarter is primarily due to higher investment and receivables balances. The reconsolidation of our NJ trusts also contributed to increases in WAP interest income and interest expense in the current quarter. This reconsolidation will have no material impact to net income. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for further information about the NJ trusts reconsolidation.
Our effective tax rate, before net one-time items of $1.7 million, increased to 37.1% from 36.7% in the prior year quarter, mainly due to changes in our forecasted geographical mix of taxable income. We estimate our tax rate (exclusive of one-time items) for the remainder of fiscal 2007 will range between 36.5% and 37.5% depending on variations in the geographic mix of taxable income.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis
Operating income for each division below reflects applicable operating expenses. See Note 14 of our Unaudited Condensed Consolidated Financial Statements for additional information related to our business segments.
North America

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2006	2005	Amount		%
(In millions, except units)
Total segment
Revenues	$504.9	$483.5	$21.4		4%
Gross profit	284.3	267.4	16.9		6%
Gross margin	56%	55%	1	pp	2%

Operating income	$184.6	$181.9	$2.7		1%
Operating margin	37%	38%	(1	) pp	-3%

Product sales
Machines	$138.1	$133.3	$4.8		4%
Non-machine	69.2	73.4	(4.2)		-6%
Total product sales	207.3	206.7	0.6		—

Gross profit	$114.8	$111.9	$2.9		3%
Gross margin	55%	54%	1	pp	2%

Units sold	12,200	14,300	(2,100)		-15%

Gaming operations
Revenues	$297.6	$276.8	$20.8		8%
Gross profit	169.5	155.5	14.0		9%
Gross margin	57%	56%	1	pp	2%

Installed base units	45,300	39,100	6,200		16%
Current quarter improvements in North America operating results are primarily the result of continued increases in our installed base of recurring revenue games.
North America Product Sales
With units and non-machine revenues down compared to the prior year, an increasing mix of new AVP® platform sales is the primary driver of improvements in all product sales measures. AVP® machines carry higher average prices and comprised one-third of current quarter shipments. The decline in non-machine revenues is mainly due to lower gaming system sales partially offset by increases in parts, conversions, and license fees.
North America Gaming Operations
Improvements in gaming operations revenues and gross profit are mainly attributable to growth in our installed base, as well as game play performance. Lower royalty costs also contributed to gross margin improvement. The growth in our installed base resulted primarily from placements of:
ª	Instant Bingo and poker products in Oklahoma

ª	CDS and Class II units in California, Florida, and Alabama

ª	lease operations games in New York and Delaware
While growth in our installed base is largely dependent on gaming industry expansion, we also focus on yield improvement strategies, including:
ª	managing the types of games and jurisdictions

ª	replacement of underperforming games with higher yielding games

ª	the pace of new game introductions

ª	the size of initial progressive jackpots and related pricing

International

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2006	2005	Amount		%
(In millions, except units)
Total segment
Revenues	$137.4	$132.7	$4.7		4%
Gross profit	67.7	64.6	3.1		5%
Gross margin	49%	49%	-	pp	—
Operating income	$33.1	$34.2	$(1.1)		-3%
Operating margin	24%	26%	(2	) pp	-8%

Product sales
Machines	$94.5	$98.2	$(3.7)		-4%
Non-machine	15.6	19.6	(4.0)		-20%
Total product sales	110.1	117.8	(7.7)		-7%

Gross profit	$50.5	$54.6	$(4.1)		-8%
Gross margin	46%	46%	-	pp	—

Units sold	14,600	14,800	(200)		-1%

Gaming operations
Revenues	$27.3	$14.9	$12.4		83%
Gross profit	17.2	10.0	7.2		72%
Gross margin	63%	67%	(4	) pp	-6%
Installed base units	7,800	4,200	3,600		86%
Improvements in total international revenues and gross profit for the first quarter are principally due to continuing growth in gaming operations.
International product sales decline in the current quarter is primarily due to lower shipments in the UK, Australia and Europe. Japan shipments increased by 6,500 Reg-5 pachisuro games in the current quarter, partially offsetting reductions in other jurisdictions. We expect to continue to benefit during the current year from our 2006 efforts to position ourselves as a leading Reg-5 supplier in Japan. All existing Reg-4 pachisuro machines in the marketplace are required to be replaced with the new Reg-5 models by the end of September 2007.
Product sales margins were consistent with the prior year; however, we anticipate fluctuation depending on geographic and product mix, especially related to Japan’s contribution. Successes in Japan can contribute significantly to gross profits and operating income, but lower priced pachisuro games reduce gross margin.
Improving gaming operations revenues and gross profit is the result of a growing international installed base of recurring revenue games. Year-over-year placements increased in all international jurisdictions, most significantly in Mexico reaching an installed base of 5,800 CDS units at December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from operations, which allows us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facilities and the issuance of equity securities. We expect our available capital resources to be sufficient to fund our operating requirements, current capital expenditures, scheduled debt repayments, dividends, interest and income tax obligations.

Our working capital increased to $852.4 million at December 31, 2006 from $129.1 million at September 30, 2006, primarily related to the timing of the issuance of 2.6% Debentures in December 2006 and the redemption or conversion of our outstanding 1.75% Debentures in January 2007. Activity ratios for the trailing twelve months ended December 31, 2006 remained consistent with the same prior year period, with:
ª	average days sales outstanding at 77 days

ª	inventory turns at 4.1
Cash Flows Summary

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2006	2005	Amount
(In millions)
Operations	$223.5	$159.0	$64.5
Investing	(443.2)	2.7	(445.9)
Financing	620.7	(39.7)	660.4
Effects of exchange rates	(3.7)	0.5	(4.2)

Net change	$397.3	$122.5	$274.8

Operations
Increased operating cash flows in the first quarter of fiscal 2007 are mainly related to:
ª	timing of receivable collections

ª	collections to fund jackpot liabilities in excess of payments to jackpot winners

ª	lower inventory balances
Fluctuations in net cash flows related to WAP jackpot liabilities reflect timing variations in jackpot life cycles, slot play volumes, and winner payments. See Note 1 of our Consolidated Financial Statements in our most recent Form 10-K for additional information about accounting for jackpot liabilities.
Investing
The additional use of investing cash in the current quarter is primarily attributed to:
ª	increased purchases of investment securities due to timing of the Debentures transactions

ª	additional capital expenditures

ª	cash used for the business acquisition of VCAT-Mariposa
Capital Expenditures
Current year capital investments in property, plant and equipment include ongoing construction of our new Las Vegas campus and updated transportation equipment. Capital expenditures for gaming operations equipment are consistent with installed base growth. We estimate it will require an additional $40.8 million to complete the Las Vegas campus construction.

	Quarters Ended		Increase
	December 31,		(Decrease)
	2006	2005	Amount
(In millions)
Property, plant and equipment	$52.2	$14.8	$37.4
Gaming operations equipment	45.8	56.1	(10.3)
Intellectual property	5.8	4.3	1.5

Total capital expenditures	$103.8	$75.2	$28.6

North America	91%	75%
International	9%	25%
Financing
Net financing cash flows increased in the current quarter primarily related to proceeds from the issuance of the 2.6% Debentures offset by increased share repurchases compared to the first quarter of 2006.

Stock Repurchases
Under our ongoing share repurchase authorization, we may repurchase an additional 6.5 million shares of IGT common stock as of December 31, 2006. We repurchase shares in open market or privately negotiated transactions, depending on market conditions and other factors, to return value to shareholders and reduce outstanding share dilution.
We repurchased 4.9 million shares for an aggregate price of $225.4 million in the first quarter of 2007 in conjunction with the issuance of the 2.6% Debentures. We repurchased no additional shares between December 31, 2006 and January 31, 2007.
Credit Facilities and Indebtedness (See Note 8 of our Unaudited Condensed Consolidated Financial Statements)
On December 20, 2006, we issued $900.0 million principal amount of 2.6% Convertible Debentures due 2036 in a private placement. Under certain circumstances, the 2.6% Debentures are convertible into cash up to the outstanding principal amount and shares for any excess conversion value. The initial conversion rate is 16.1875 shares per $1,000 principal, for a conversion price of $61.78 per share. The Debentures will pay cash interest semi-annually in June and December at a rate of 2.6% per year.
On December 26, 2006, our outstanding 1.75% Debentures were called for redemption on January 10, 2007. The call of the Debentures gave holders the right to convert their Debentures before January 10, 2007 and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In the first quarter of 2007, we paid out $0.2 million and issued 2.9 million shares for converted Debentures. In conjunction with the redemption and related conversions, we paid holders $612.5 million and issued 4.4 million shares in January 2007.
FINANCIAL CONDITION

			Increase
	December 31,	September 30,	(Decrease)
	2006	2006	Amount
(In millions)
Total assets	$4,852.6	$3,902.7	$949.9
Total liabilities	2,893.3	1,860.7	1,032.6
Total stockholders’ equity	1,959.3	2,042.0	(82.7)
Assets and liabilities increased in the first quarter of 2007 primarily due to the issuance of $900.0 million 2.6% Debentures in December 2006. The reconsolidation of the NJ trust VIEs in November 2006 also increased assets and liabilities related to past jackpot winners by $122.8 million. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information on the reconsolidation of the NJ trusts. Stockholders’ equity decreased during current period primarily as a result of share repurchases and dividends paid, partially offset by current period earnings and APIC adjustments related to the 1.75 % Debenture conversions.
Arrangements With Off-Balance Sheet Risks
In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet. We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations. Additional off-balance sheet arrangements are described in Note 12 of our Unaudited Condensed Consolidated Financial Statements.
We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:
ª	out of our breach of agreements with those parties

ª	from services to be provided by us

ª	from intellectual property infringement claims made by third parties
Additionally, we have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise because of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, covering our indemnification obligations in certain circumstances.
It is not possible to determine our maximum potential indemnification obligations due to the limited history of prior claims and the unique facts and circumstances involved in each particular agreement. Such indemnification undertakings may not be subject to maximum loss clauses. Historically, we have not incurred material costs related to indemnification obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Except for the changes to Convertible Debentures Price Risk below, there have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2006.
The fair value of our Debentures is affected by changes in the price of IGT stock and changes in interest rates, typically increasing and decreasing with stock price. In general, the fair value of an investment in a fixed interest rate debt instrument increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of our Debentures, however these changes currently have no material affect on our financial position, cash flows or results of operations.
The estimated fair value of the 2.6% Debentures was $887.6 million at December 31, 2006. Due to the redemption announced December 20, 2006, there was nominal stock price risk associated with our 1.75% Debentures as of December 31, 2006. See Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding holder conversion rights.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.
As of the end of the period covered by this report, with the supervision and participation of management, including the CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 1A. Risk Factors
With the exception of the addition of the first risk factor below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2006. For convenience, our updated risk factors are included below in this Item 1A.
Our outstanding 2.6 % Debentures subject us to additional risks.
Our 2.6% Debentures issued in December 2006 contain a net settlement feature which could impact liquidity if a significant number of Debentures convert or are otherwise redeemed.
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
Our outstanding credit facility subjects us to additional risks.
Our Senior Credit Facility subjects us to a number of financial covenants, which could result in an event of default if not complied with. The Senior Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

The risks related to operations outside of traditional US law could negatively affect our results.
We operate in many countries outside of the US and tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks including:
ª	political or economic instability in international markets

ª	additional costs of compliance with international laws

ª	tariffs and other trade barriers

ª	fluctuations in foreign exchange rates adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As discussed in this Quarterly Report on Form 10-Q, and previously reported on our Current Report on Form 8-K filed December 20, 2006, on December 20, 2006 we sold $900.0 million principal amount of 2.6% Debentures. There were no other unregistered sales of equity securities.
Issuer Purchases of Equity Securities
The purpose of our 1990 common stock repurchase authorization, as amended, is to return value to our shareholders and reduce the number of shares outstanding. We may repurchase shares in the open market, in privately negotiated transactions, or under Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date.
Our first quarter repurchases and remaining authorization are summarized below. Shares purchased exclude treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised. We repurchased no additional shares after December 31, 2006 through January 31, 2007.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares Still
	Total		as part of a	Available for
	Number of	Average	Publicly	Purchase
	Shares	Price Paid	Announced	Under the
Periods	Purchased	Per Share	Plan	Plan
(In millions, except per share amounts)
October 1 - October 28, 2006	—	$—	—	11.4

October 29 - November 25, 2006	—	$—	—	11.4

November 26 - December 30, 2006	4.9	$45.76	4.9	6.5

Total	4.9	$45.76	4.9

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
4.1	Indenture, dated as of December 20, 2006, between IGT and Wells Fargo Bank, National Association, as Trustee, relating to the 2.60% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed December 20, 2006)

4.2	Form of 2.60% Convertible Debenture due December 15, 2036. (Incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed December 20, 2006.)

4.3	Registration Rights Agreement, dated as of December 20, 2006, between IGT and the initial purchasers named therein, relating to the 2.60% Convertible Debentures due December 15, 2036. (Incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed December 20, 2006.)

10.1	Purchase Agreement dated as of December 14, 2006, between IGT and the Initial Purchasers, relating to the 2.60% Convertible Debentures due December 15, 2036. (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 20, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 1, 2007
INTERNATIONAL GAME TECHNOLOGY
By:
/s/ Maureen Mullarkey
Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and Treasurer
International Game Technology

EXHIBIT INDEX

Exhibit
No.	Description
4.1	Indenture, dated as of December 20, 2006, between IGT and Wells Fargo Bank, National Association, as Trustee, relating to the 2.60% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed December 20, 2006)

4.2	Form of 2.60% Convertible Debenture due December 15, 2036. (Incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed December 20, 2006.)

4.3	Registration Rights Agreement, dated as of December 20, 2006, between IGT and the initial purchasers named therein, relating to the 2.60% Convertible Debentures due December 15, 2036. (Incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed December 20, 2006.)

10.1	Purchase Agreement dated as of December 14, 2006, between IGT and the Initial Purchasers, relating to the 2.60% Convertible Debentures due December 15, 2036. (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 20, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002