Form 10-Q
period 2007-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2007-05-07
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2007:
332,441,945 shares of common stock at $.00015625 par value

INTERNATIONAL GAME TECHNOLOGY

i

DEFINITIONS, abbreviations or acronyms as used in this Form 10-Q

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
APIC	Additional paid-in capital
AVP®	Advanced Video Platform
bps	basis points
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
1.75% Debentures	1.75% Zero-coupon Senior Convertible Debentures
2.6% Debentures	2.6% Senior Convertible Debentures
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
GAAP	generally accepted accounting principles
MDA	management’s discussion & analysis
MLP	multi level progressive
M-P	multi-player
NJ	New Jersey
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
Reg	Regulation
SAB	Staff Accounting Bulletin
sb™	server based
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
TRO	temporary restraining order
UK	United Kingdom
US	United States
VCAT	Venture Catalyst Incorporated
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in table)

ii

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(In millions, except per share amounts)
Revenues
Product sales	$268.6	$333.2	$586.0	$657.7
Gaming operations	341.1	311.2	666.0	602.9

Total revenues	609.7	644.4	1,252.0	1,260.6

Costs and operating expenses
Cost of product sales	123.1	166.9	275.2	325.0
Cost of gaming operations	130.1	127.3	268.3	253.5
Selling, general and administrative	87.2	93.1	185.5	177.7
Research and development	47.8	44.4	97.1	85.5
Depreciation and amortization	19.3	20.0	38.4	40.4

Total costs and operating expenses	407.5	451.7	864.5	882.1

Operating income	202.2	192.7	387.5	378.5

Other income (expense)
Interest income	21.6	15.9	41.5	31.6
Interest expense	(19.3)	(11.3)	(35.4)	(24.9)
Other	—	0.7	0.6	1.2

Total other income (expense)	2.3	5.3	6.7	7.9

Income before tax	204.5	198.0	394.2	386.4
Income tax provisions	76.3	74.0	145.0	141.8

Net income	$128.2	$124.0	$249.2	$244.6

Basic earnings per share	$0.38	$0.37	$0.75	$0.73

Diluted earnings per share	$0.38	$0.35	$0.73	$0.69

Cash dividends declared per share	$0.130	$0.125	$0.260	$0.250

Weighted average shares outstanding
Basic	335.2	336.4	333.9	336.8
Diluted	340.2	361.9	342.4	362.3
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$335.3	$294.6
Investment securities, at market value	197.0	191.7
Restricted cash and investments	90.8	102.8
Accounts receivable, net	354.8	353.1
Current maturities of notes and contracts receivable, net	97.1	93.7
Inventories	158.5	162.1
Jackpot annuity investments	65.5	47.2
Deferred income taxes	66.1	19.7
Prepaid expenses and other	88.6	110.8

Total current assets	1,453.7	1,375.7
Notes and contracts receivable, net	63.4	63.1
Property, plant and equipment, net	530.8	469.8
Jackpot annuity investments	447.1	340.2
Deferred income taxes	142.4	116.9
Intangible assets, net	252.3	257.0
Goodwill, net	1,106.7	1,095.1
Other assets	190.2	184.9

	$4,186.6	$3,902.7

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$—	$632.4
Accounts payable	118.9	115.5
Jackpot liabilities	181.6	170.0
Accrued employee benefit plan liabilities	45.2	75.9
Dividends payable	43.7	43.4
Accrued income taxes	22.9	36.1
Other accrued liabilities	183.8	173.3

Total current liabilities	596.1	1,246.6
Notes payable, net of current maturities	1,100.0	200.0
Non-current jackpot liabilities	478.2	376.7
Other liabilities	38.5	37.4

	2,212.8	1,860.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 730.2 and 720.5 shares issued	0.1	0.1
Additional paid-in capital	1,993.3	1,864.2
Treasury stock at cost: 394.6 and 386.3 shares	(2,966.4)	(2,603.6)
Retained earnings	2,936.6	2,774.9
Accumulated other comprehensive income	10.2	6.4

	1,973.8	2,042.0

	$4,186.6	$3,902.7

See accompanying notes.

CONSOLIDATED CASH FLOWS STATEMENTS

	Six Months Ended
	March 31,
	2007	2006
(In millions)
Operations
Net income	$249.2	$244.6
Adjustments:
Depreciation, amortization, and asset charges	131.5	113.0
Debt discounts and deferred issuance costs	7.7	7.8
Share-based compensation	17.8	17.5
Bad debt provisions	(5.6)	0.4
Inventory obsolescence	3.1	7.7
(Gain) loss on assets sold	(5.7)	(0.3)
Property insurance gains	(5.0)	—
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	15.5	(62.8)
Inventories	0.7	2.5
Accounts payable and accrued liabilities	(22.3)	(29.3)
Jackpot liabilities	(15.3)	(19.3)
Income taxes, net of employee stock plans	(10.2)	(10.2)
Excess tax benefits from employee stock plans	(11.1)	(21.1)
Other current assets	13.1	(3.5)
Other non-current assets	3.1	(42.2)

Cash from operations	366.5	204.8

Investing
Capital expenditures	(181.9)	(134.5)
Investment securities, net	7.1	52.9
Jackpot annuity investments, net	8.5	14.1
Loans receivable cash advanced	(18.5)	(0.8)
Loans receivable payments received	6.3	5.4
Proceeds from assets sold	8.2	0.8
Property insurance proceeds	6.0	—
Changes in restricted cash	4.6	15.5
Investment in unconsolidated affiliate	—	(56.0)
Business acquisitions	(18.3)	(3.9)

Cash from investing	(178.0)	(106.5)

Financing
Debt repayments	(638.0)	(25.6)
Debt proceeds	886.7	20.4
Employee stock plan proceeds	43.7	54.0
Excess tax benefits from employee stock plans	11.1	21.1
Dividends paid	(87.2)	(84.3)
Share repurchases	(362.7)	(173.1)
Structured share repurchase transactions	—	77.8

Cash from financing	(146.4)	(109.7)

Foreign exchange rates effect on cash	(1.4)	1.7

Net change in cash and equivalents	40.7	(9.7)
Beginning cash and equivalents	294.6	288.9

Ending cash and equivalents	$335.3	$279.2

See accompanying notes.

Supplemental Cash Flows Information
“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of product sales and cost of gaming operations.

	Six Months Ended
	March 31,
	2007	2006
(In millions)
Investment securities
Purchases	$(673.6)	$(271.5)
Proceeds from sales	680.7	324.4

Net	$7.1	$52.9

Jackpot funding
Collections to fund jackpots	$87.1	$72.5
Payments to winners	(102.4)	(91.8)

Net change in jackpot liabilities	(15.3)	(19.3)

Jackpot annuity purchases	(19.7)	(8.3)
Jackpot annuity proceeds	28.2	22.4

Net change in jackpot annuity investments	8.5	14.1

Net jackpot funding cash flows	$(6.8)	$(5.2)

Capital expenditures
Property, plant and equipment	$(77.2)	$(27.0)
Gaming operations equipment	(95.3)	(101.7)
Intellectual property	(9.4)	(5.8)

Total	$(181.9)	$(134.5)

Payments
Interest	$6.8	$9.0
Income taxes	156.0	148.7

Non-cash investing and financing items:
Net change in capital expenditure accruals	$(4.5)	$3.8
Interest accretion for jackpot annuity investments	15.0	11.5

Business acquisitions
Fair value of assets	$21.1	$2.8
Fair value of liabilities	2.8	(1.1)

VIE deconsolidations
Fair value of assets	$—	$139.2
Fair value of liabilities	—	139.2

VIE reconsolidations
Fair value of assets	$122.8	$—
Fair value of liabilities	122.8	—

1.75% Debentures converted
Common stock issued including APIC	$1.2	$—
Deferred tax liabilities adjusted to APIC	47.3	—
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

Period End
	Actual	Presented as
Current quarter	March 31, 2007	March 31, 2007
Prior year quarter	April 1, 2006	March 31, 2006
Prior fiscal year end	September 30, 2006	September 30, 2006
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
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated. For investments in unconsolidated affiliates where we exercise significant influence, we use the equity method of accounting.
Unconsolidated Affiliate
In February 2006, IGT paid $56.0 million for a 10% equity interest in Casino IP Holdings, LLC (LLC), a variable interest entity formed to hold, develop, and license Walker Digital’s intellectual property identified for gambling use. IGT agreed to cooperatively develop and market products expected to be integral to our operations, using certain LLC innovations. We are not the primary beneficiary of the LLC and apply the equity method of accounting. Our net investment in the LLC of $50.3 million is included in other non-current assets and represents our maximum exposure to loss at March 31, 2007. We recognized a loss of $2.5 million for the six months ended March 31, 2007, primarily related to the amortization of intangibles. As the loss is not material to our financial statements, it is presented as a component of SG&A expense.
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
In November 2005, IGT assumed direct responsibility for current and future NJ WAP jackpot system operations previously under the control of a third party trust administrator. At that time, IGT was relieved of its contractual guarantee obligation related to the third party administration of past winner payments. Accordingly, we ceased to consolidate approximately $139.2 million of NJ VIE assets and liabilities related to past winners during the first quarter of fiscal 2006.
In November 2006, IGT executed an agreement with casino trustees to assume responsibility for and administration of the NJ past winner payments formerly under the control of a third party administrator. The resulting reconsolidation of these VIE past winner trusts initially added assets and equivalent liabilities of $122.8 million. Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $121.6 million at March 31, 2007 and $4.1 million at September 30, 2006. Consolidated VIE trust revenues for the six months ended March 31, 2007 and 2006 comprised less than 0.1% of total revenues.

Hurricane Damage
We suffered damages and losses to our US Gulf Coast operations from the hurricanes in August and September 2005, primarily affecting gaming operations machines destroyed or temporarily shutdown. In March 2007, we negotiated a final insurance settlement totaling $18.0 million, recovering $6.0 million for gaming operations equipment damages and $12.0 million for business interruption. We received a final payment of $13.0 million, net of a $5.0 million advance previously received in our fiscal 2006 fourth quarter. We recorded a property insurance gain of $5.0 million to cost of gaming operations, net of $1.0 million in insurance receivables previously accrued, and a $12.0 million business insurance gain included in SG&A.
Recently Issued Accounting Standards
SFAS 159
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. This statement is effective for us beginning in October 2008. We are evaluating the potential impact of adopting this statement that will depend on the nature and extent of eligible items elected for fair value measurement.
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
2. Balance Sheet Components
Inventories

	March 31,	September 30,
	2007	2006
(In millions)
Raw materials	$87.5	$79.9
Work-in-process	5.7	4.6
Finished goods	65.3	77.6

Total inventories	$158.5	$162.1

Property, Plant and Equipment

	March 31,	September 30,
	2007	2006
(In millions)
Land	$35.5	$35.4
Buildings	106.3	104.6
Leasehold improvements	14.3	14.0
Machinery, furniture and equipment	227.0	194.1
Gaming operations equipment	678.8	608.8
Construction in process	114.3	82.6

Total	1,176.2	1,039.5
Less accumulated depreciation	(645.4)	(569.7)

Property, plant and equipment, net	$530.8	$469.8

Construction in process includes $101.0 million at March 31, 2007 and $57.7 million at September 30, 2006 related to our new facilities under construction in Las Vegas.
In March 2007, IGT sold a company airplane for $7.8 million to a limited liability company owned by Chuck Mathewson, a former director and executive officer of IGT, and the father of Robert Mathewson, a current IGT director. Robert Mathewson has no interest in the limited liability company or in the airplane itself. IGT recognized a $5.8 million gain on sale, less $1.3 million in repairs and maintenance required as a condition of the sale, for a realized net benefit of $4.5 million.
3. Share-based Compensation
Shares available for grant under the IGT Stock Incentive Plan totaled 10.8 million at March 31, 2007 and unrecognized share-based compensation costs totaled $88.2 million with an expected weighted average life of 2.1 years. SIP grants in fiscal 2007 began vesting ratably over four years and activity is reflected below as of and for the six months ended March 31, 2007.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,553	$26.45
Granted	1,654	42.43
Exercised	(1,810)	20.33
Forfeited	(216)	31.09
Expired	(1)	35.70

Outstanding at end of period	17,180	$28.58	6.8	$207.6

Exercisable at end of period	9,182	$24.55	5.9	$146.3

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,570	$33.45
Granted	347	42.61
Vested	(106)	32.98
Forfeited	(14)	36.20

Outstanding at end of period	1,797	$35.17	3.6	$72.6

4. Acquisitions
On December 21, 2006, we purchased Venture Catalyst Incorporated (VCAT), with the Mariposa suite of gaming software products for $21.8 million. We anticipate the Mariposa casino systems applications for customer relationship management will enhance our server-based initiatives. We are not providing pro forma financial information for this acquisition, as it was not material to our consolidated results. At March 31, 2007, the business valuation is not yet complete and we preliminarily allocated the purchase price to:
ª	tangible assets of $6.5 million, including cash of $3.5 million

ª	identifiable intangibles of $8.4 million

ª	in-process R&D of $0.1 million with no future alternative use, immediately charged to R&D expense

ª	goodwill of $9.6 million, not deductible for tax purposes

ª	liabilities of $2.8 million
5. Allowances for Receivables

	March 31,	September 30,
	2007	2006
(In millions)
Allowance for doubtful accounts	$15.9	$18.2

Allowance for doubtful notes and contracts
Current	$18.3	$21.5
Long-term	16.3	17.5

	$34.6	$39.0

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
Our revenues and resulting receivables are concentrated in specific legalized gaming regions as follows at March 31, 2007:
ª	North America: Nevada—20%, California—11%, Oklahoma—6%, jurisdictions under 5% individually—41%

ª	International: Europe—10%, Latin America—5%, jurisdictions under 5% individually—7%
Subsequent to March 31, 2007, IGT agreed to provide up to $120.0 million in equipment notes and development financing loans to gaming operators in Argentina. We also committed to fund approximately $103.0 million in equity investments and convertible notes in a strategic business partner for expansion in the Chinese video lottery market, subject to customary closing conditions.

7. Goodwill and Other Intangibles
Goodwill
In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.

Activity by Segment for the Six Months	North
Ended March 31, 2007	America	International	Total
(In millions)
Beginning balance	$992.1	$103.0	$1,095.1
VCAT- Mariposa acquisition	9.6	—	9.6
Tax benefit of Anchor options exercised	(0.3)	—	(0.3)
Foreign currency translation adjustment	—	2.3	2.3

Ending balance	$1,001.4	$105.3	$1,106.7

Other Intangibles
Patent additions in the following table include capitalized legal costs. Business combination additions include valuation adjustments subsequent to acquisition.

Additions for the Six Months	Business	Other	Weighted
Ended March 31, 2007	Combinations	Additions	Average Life
(In millions, except life)			(Years)
Finite lived intangibles:
Patents	$0.7	$9.5	10
Contracts	4.2	—	3
Developed technology	2.9	—	8

	7.8	9.5

Indefinite lived trademarks	0.6	—

Total other intangibles	$8.4	$9.5

	March 31, 2007			September 30, 2006
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$342.3	$135.4	$206.9	$332.1	$119.4	$212.7
Contracts	22.0	9.8	12.2	19.6	9.4	10.2
Trademarks	1.9	1.6	0.3	5.1	4.7	0.4
Developed technology	47.1	18.6	28.5	44.2	14.9	29.3
Customer relationships	6.7	2.9	3.8	6.8	2.4	4.4

Total	420.0	168.3	251.7	407.8	150.8	257.0

Indefinite lived trademarks	0.6	—	0.6	—	—	—

Net carrying amount	$420.6	$168.3	$252.3	$407.8	$150.8	$257.0

Amortization expense totaled $11.3 million in the current quarter versus $11.1 million in the prior year quarter and $22.4 million in the six months ended March 31, 2007 and 2006.

	2007	2008	2009	2010	2011
(In millions)
Estimated annual amortization	$46.0	$42.8	$40.1	$37.1	$35.1

8. Credit Facilities & Indebtedness

	March 31,	September 30,
Outstanding Balance	2007	2006
(In millions)
Senior credit facility	$200.0	$200.0
Foreign credit facilities	—	21.3
1.75% Convertible Debentures, net of unamortized discount	—	611.1
2.6% Convertible Debentures	900.0	—

Total notes payable, net	$1,100.0	$832.4

We continue to be in compliance with all applicable covenants at March 31, 2007.
Senior Credit Facility
Borrowings outstanding under our unsecured $2.5 billion revolving line of credit totaled $200.0 million at March 31, 2007, with $4.1 million reserved for letters of credit. Interest rates and facility fees applicable to the credit facility may fluctuate based on our public credit ratings and/or debt to capitalization ratio. At March 31, 2007, the interest rate was LIBOR plus 37.5 bps or 5.72% with a facility fee of 12.5 bps.
Foreign Credit Facilities
Our available foreign credit facilities totaled $101.6 million with a weighted average interest rate of 1.9% at March 31, 2007. Renewals on these facilities occur annually.
New 2.6% Senior Convertible Debentures
On December 20, 2006, we issued $900.0 million principal amount of 2.6% Senior Convertible Debentures due December 15, 2036 in a private placement. We will pay interest on the Debentures semiannually on June 15 and December 15 of each year, beginning June 15, 2007.
We may also pay contingent interest for the period commencing December 20, 2009 through June 14, 2010 and any six month period thereafter, if the average trading price (as defined in the indenture) per $1,000 Debenture for the five trading day measurement period ending on the third trading day immediately preceding the first day of the interest period equals 120% or more of an equal principal amount of Debentures. The amount of contingent interest will equal 0.25% per annum of the average trading price per $1,000 Debenture during the five trading day measurement period used to determine whether contingent interest must be paid.
Under certain circumstances, each $1,000 Debenture will initially be convertible into 16.1875 shares of IGT Common Stock, representing a stock price of $61.78 or a 35% conversion premium over the market price at issuance. Upon conversion, for each $1,000 Debenture, a holder will receive cash up to $1,000 and shares for any excess conversion value determined in a manner set forth in the indenture. We will adjust the conversion rate upon the occurrence of certain events as defined in the indenture.
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
Under the Debenture Registration Rights Agreement, we agreed to file and keep effective a shelf registration statement covering the resale of the Debentures and underlying common stock issuable upon conversion for specified periods. Our registration statement on Form S-3 became effective on March 9, 2007. If we fail to maintain an effective registration statement for the time periods specified, subject to permitted exceptions, we will be required to pay additional interest as liquidated damages ranging from 0.25% to 0.50% of the principal amount to Debenture holders until any default under the Registration Rights Agreement is cured.

In evaluating all features of our 2.6% Debentures for SFAS 133 embedded derivatives, we determined the contingent interest feature represents an embedded derivative requiring bifurcation as it is based on the market price of the debentures. The value of this derivative was nominal at issuance and March 31, 2007, as such, we recorded no related derivative asset or liability at March 31, 2007. Any derivative value would be recorded as a liability and adjusted through interest expense for changes in fair value.
Old 1.75% Zero-Coupon Debentures
On December 26, 2006, our outstanding 1.75% Debentures were called for redemption. The call of the Debentures gave holders the right to convert their Debentures before January 10, 2007, and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and related conversions, we paid holders $612.7 million, issued 7.3 million shares and recorded a deferred tax adjustment to APIC for $47.3 million.
9. Earnings Per Share Reconciliation

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(In millions, except per share amounts)
Net income	$128.2	$124.0	$249.2	$244.6
After-tax interest expense on 1.75% Debentures	—	1.9	—	4.2

Diluted EPS Numerator	$128.2	$125.9	$249.2	$248.8

Weighted average common shares outstanding:
Basic	335.2	336.4	333.9	336.8
Dilutive effect of stock awards	4.6	5.0	4.8	5.0
Dilutive effect of 1.75% Debentures	0.4	20.5	3.7	20.5

Diluted EPS Denominator	340.2	361.9	342.4	362.3

Basic earnings per share	$0.38	$0.37	$0.75	$0.73
Diluted earnings per share	$0.38	$0.35	$0.73	$0.69

Weighted average antidilutive stock award shares excluded from diluted EPS	1.7	7.6	1.6	9.2
We repurchased 3.5 million additional shares or 1% of outstanding shares between March 31, 2007 and May 3, 2007.
10. Income Taxes
Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.
11. Comprehensive Income

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(In millions)
Net income	$128.2	$124.0	$249.2	$244.6
Currency translation adjustments	0.5	1.3	3.8	1.2
Investment securities unrealized losses	—	(0.1)	—	(0.1)

Comprehensive income	$128.7	$125.2	$253.0	$245.7

12. Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.
Bally
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698 and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations, and discovery is ongoing.
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
On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.” The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold™, The Addams Family™, American Bandstand™, The Apprentice™, Dilbert Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy®, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone® gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. IGT intends to vigorously defend this lawsuit. Discovery is ongoing.
Aristocrat
On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The Complaint was served on IGT on December 13, 2005. Aristocrat alleges that IGT has willfully infringed US Patent No. 6,093,102. Aristocrat contends that the patent covers its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit seeks unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On January 19, 2006, IGT filed its Answer to the First Amended Complaint. On April 20, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT and declaring the Aristocrat patent invalid. Summary judgment was entered for IGT on April 23, 2007. On May 1, 2007, Aristocrat requested the US Court alter or amend the summary judgment to make finality clear so that Aristocrat can appeal the decision to the US Court of Appeals for the Federal Circuit.
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
Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. The Court scheduled trial of the entire action against Loto Quebec to commence later in 2007.
Environmental Matters
CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as an active superfund site because of contamination from historic mining activity in the area. In order for Anchor Coin, an entity we acquired in December 2001, to develop the CCSC site, it voluntarily entered into an administrative order on consent with the EPA to conduct soil removal and analysis (a requirement imposed on similarly situated property developers within the region) in conjunction with re-routing mine drainage. The work and obligations contemplated by the agreement were completed by Anchor in June 1998, and the EPA subsequently issued a termination of the order.
The EPA, together with other property developers excluding the CCSC, continue remediation activities at the site. While we believe our remediation obligations are complete, it is possible that additional contamination may be identified and we could be obligated to participate in remediation efforts. Under the guidance in Statement of Position 96-1, Environmental Remediation Liabilities, we determined the incurrence of additional remediation costs is neither probable nor reasonably estimable and no liability is recorded at this time.
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
Pursuant to stipulation of the parties, plaintiff filed a third amended complaint on September 9, 2004. Defendants filed a motion to dismiss the third amended complaint on September 14, 2004. On March 15, 2006, the Court issued an order denying defendants’ motion to dismiss the third complaint. On April 7, 2006, defendant filed a Notice of Removal to United States District Court, D. Nev. (Las Vegas). Plaintiff filed a motion to remand the action to state court, which was granted by order dated August 15, 2006. On November 30, 2006, the case was transferred to business court and discovery continues.
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
On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint, which is currently pending before the US District Court, D. Nev. (Reno). IGT believes that the allegations are without merit and intends to vigorously defend this matter.
Related to the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at March 31, 2007 totaled $88.5 million, with a remaining life of approximately 9 years.

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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $28.7 million at March 31, 2007. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at March 31, 2007.
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

Six months ended March 31,	2007	2006
(In millions)
Balance at beginning of year	$8.3	$6.0
Reduction for payments made	(3.4)	(2.7)
Accrual for new warranties issued	5.1	6.6
Adjustments for pre-existing warranties	(1.3)	(0.4)

Balance at end of period	$8.7	$9.5

Self-Insurance
We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, and electronic errors and omissions liability, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates of claims incurred but not reported.
State and Federal Taxes
We are subject to sales, use, income and other tax audits and administrative proceedings in various federal, state, and local jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.
13. Foreign Currency Derivatives
Our net foreign currency exposure related to monetary assets and liabilities totaled $75.2 million at March 31, 2007 and $151.0 million at September 30, 2006. The fair value of foreign currency contracts hedging this exposure totaled $70.5 million at March 31, 2007 and $148.7 million at September 30, 2006. These forward exchange contracts are not designated as hedging instruments under SFAS 133 and resulting gains or losses are recognized in current earnings. The change in exposure relates to the reduction in inter-company loans denominated in nonfunctional foreign currency of our operations.

14. Business Segments
We view our business in two regional operating segments, each incorporating all types of revenues:
ª	North America consists of our operations in the US and Canada.

ª	International encompasses our efforts in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, Africa, and the UK.
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

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(In millions)
NORTH AMERICA
Revenues	$491.6	$494.9	$996.6	$978.4
Product sales	180.6	201.3	388.0	408.0
Gaming operations	311.0	293.6	608.6	570.4

Gross profit	290.7	282.1	575.1	549.5
Product sales	99.5	110.4	214.4	222.2
Gaming operations	191.2	171.7	360.7	327.3

Segment profit	211.4	198.5	402.4	385.4

INTERNATIONAL
Revenues	$118.1	$149.5	$255.4	$282.2
Product sales	88.0	131.9	198.0	249.7
Gaming operations	30.1	17.6	57.4	32.5

Gross profit	65.8	68.1	133.4	132.6
Product sales	46.0	55.9	96.4	110.5
Gaming operations	19.8	12.2	37.0	22.1

Segment profit	31.1	34.1	70.6	66.4

CORPORATE
Net unallocated expenses	$(38.0)	$(34.6)	$(78.8)	$(65.4)

CONSOLIDATED
Revenues	$609.7	$644.4	$1,252.0	$1,260.6
Product sales	268.6	333.2	586.0	657.7
Gaming operations	341.1	311.2	666.0	602.9

Gross profit	356.5	350.2	708.5	682.1
Product sales	145.5	166.3	310.8	332.7
Gaming operations	211.0	183.9	397.7	349.4

Segment profit	204.5	198.0	394.2	386.4

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
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	the timing and expected success of new product introductions

ª	the timing of the introduction of and revenues from server-based systems

ª	benefits from research and development efforts

ª	our ability to acquire, develop or protect intellectual property

ª	our market share, competitive advantage, and leadership position

ª	the advantages offered to customers by our products and product features

ª	gaming expansion and new market opportunities

ª	our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª	investments in other entities and improved position in related markets

ª	factors impacting future gross margins and tax rates

ª	increasing growth or contributions related to non-machine products and services

ª	increasing machine sales and placements

ª	legislative and regulatory developments and related market opportunities

ª	available capital resources to fund future operations and other obligations

ª	timing and quantity of future repurchases of IGT common stock

ª	expectations regarding losses from off-balance sheet arrangements
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
Our MDA is organized into the following sections:
ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	CONSOLIDATED OPERATING RESULTS — a year-over-year comparative analysis of net income for the second quarter and first half of fiscal 2007

ª	BUSINESS SEGMENT RESULTS — a year-over-year comparative analysis of business segment results for the second quarter and first half of fiscal 2007

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the second quarter and first half of fiscal 2007

ª	FINANCIAL CONDITION –- analysis of significant changes in our financial position
OUR BUSINESS
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, systems and services. Our ultimate goal is to grow our business through a well-diversified base of profit contributors. We strive to be the preeminent supplier of gaming products to the world by maintaining a wide array of entertainment inspired gaming product lines and targeting gaming markets in all legal jurisdictions worldwide. We are committed to providing quality products at competitive prices, designed to increase the potential for operator profits by serving players better.
Our annual revenues totaled $2.5 billion in fiscal 2006 and $1.3 billion for the first half of fiscal 2007. We derive our revenues in two ways, either from the sale (product sales) or placement (gaming operations) of our gaming products, services and/or intellectual property. Operating results reviewed by our chief decision makers encompass all revenue sources within each geographical customer region. We currently view our business in two regional operating segments, each incorporating all types of revenues.
ª	North America consists of our operations in the US and Canada.

ª	International encompasses our efforts abroad in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, Africa, and the UK.
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
Product Development
We consider the driving force behind our success to be the ability to offer high quality games, platforms and systems through dedicated product development efforts and superior customer service. We continue pioneering innovation centered on serving players better by utilizing the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability. We invest a great deal more in product development than any of our principal competitors and believe this helps us deliver the broadest product lines across the most markets.
We are constantly updating our game libraries to address changing player preferences and other market trends. We strive to develop games that incorporate exciting winning combinations and appealing graphics and sound while adhering to our development standards intended to ensure quality and expedite time to market. With the favorable player reaction to the introduction of communal gaming with Wheel of Fortune® Super Spin™, we plan further multi-player interactive game releases with the introduction of our M-P Series™ products in 2007. Initial M-P Series™ products are based on traditional player favorites including baccarat and roulette. In the second half of fiscal 2007, our expected release of Ancient Chinese Secret™ will allow multiple players to enter into a bonus round at the same time.
The popularity of our MLP games continues to drive incremental growth in IGT’s gaming operations installed base, with our newest MLP release, Soul Train™ , and the continuing strength of Red Hot Jackpots™ and our MLP flagship, Fort Knox®. During the next six months, we also anticipate the release of our Indiana Jones™ MLP featuring the AVP® Widescreen. This new game will incorporate both MLP features as well as the group play concept allowing multiple players to enter the same bonus round.

During fiscal 2007, we plan to introduce Guaranteed Play™ Poker, our first product developed in collaboration with Walker Digital, providing players a new option for purchasing blocks of maximum bet poker hands for a set price. We anticipate future product offerings incorporating this feature will give operators the ability to package slot play with other promotional offerings.
In spite of challenging macro-trends for domestic machine replacements and increasing competition, we have established a diverse revenue base through our continuing efforts to expand our business model beyond machine sales as we move toward a more system-centric, networked gaming environment. Our share of gaming systems in the marketplace continues to grow. At March 31, 2007, 660 IGT systems were installed worldwide, compared to 550 this time last year. Our Table iD™ products continue gaining momentum in the market, further extending our reach into table games.
Our ongoing server-based development continues to focus on comprehensive enterprise-wide solutions designed to enhance the player experience and improve operator efficiencies. As part of our commitment to lead the industry through the networked gaming transformation, we are intent on developing server-based systems that will offer customers a seamless interface with a variety of hardware platforms. We believe our applications will differentiate our products in this area and offer operators new ways to engage and interact with their players, as well as market cross-functional products and player conveniences. With five commercial field trials in progress, we expect to begin generating revenues from sb™ in 2009.
Market Development
We are dependent, in part, on new market opportunities to generate growth. We continue with initiatives directed at enhancing this growth rate and accommodating entry into new areas of gaming. After a relatively quiet period for new market opportunities in North America, we realized the first shipments into Pennsylvania, Florida racetracks and Arkansas during the first half of fiscal 2007 and expect further developments in these markets. We also continue expanding our installed base into non-traditional markets, most significantly in New York, Oklahoma and California.
We expect recent legislation in Kansas and compact developments in Washington State may allow for a combined total of approximately 20,000 additional machines. Other legislative activity in Florida may result in tribes expanding their slot operations to include Class III machines generating replacements in that market. The recent approval of new tribal compacts by the California Senate indicates strong potential for an increase of over 20,000 additional Class III machines in the state. Although the timing of these opportunities remains uncertain, we anticipate developments within the next few years.
Prospects for growth in international markets remain favorable. We continue expanding our presence in Mexico with increased CDS placements and expect to add another 1,000 recurring revenue units by the end of fiscal 2007. We anticipate increasing IGT shipments in Japan related to the mandated market replacement of 1.2 to 1.5 million pachisuro machines as it fully transitions to a Reg-5 environment by the end of fiscal 2007. We are well positioned to capitalize on the accelerated replacement demand expected between June and September with our latest game, Sangokushi, scheduled for release in the third quarter and other game releases planned for the remainder of fiscal 2007. We also expect to sell or place additional machines in Argentina over the next five years in connection with the financing agreements discussed below. In addition, we plan to develop new business in the Chinese video lottery market through our recent partnership discussed below.
Capital Deployment
We continue to generate substantial operating cash flows, enabling us to reinvest in our business and return value to our shareholders through dividends and share repurchases. We anticipate an increase in share repurchase activity over the next three years. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for recent share repurchase and dividend activity.
We enter into strategic business combinations and alliances to complement our internal resources. We consider businesses that offer opportunities to expand our geographic reach, product lines and customer base, as well as prospects that may leverage our existing infrastructure through economies of scale. During the first quarter of 2007, we invested $21.8 million in the acquisition of VCAT, renamed Mariposa Software Inc. We anticipate VCAT’s Mariposa software will enhance our position as a leading provider of integrated solutions for casino customer relationship management. See Note 4 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition.

In order to capitalize on international growth opportunities, we may provide financing to customers for the expansion or construction of gaming locations to reduce the time required to develop these markets. In April 2007, IGT agreed to provide up to $120.0 million in equipment notes and development financing loans to gaming operators in Argentina. In May 2007, we also committed to fund equity investments and convertible notes of approximately $103.0 million in a strategic business partner in China, subject to customary closing conditions.
RECENTLY ISSUED ACCOUNTING STANDARDS
IGT stays abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards that may materially affect our financial results are described in Note 1 of our Unaudited Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in the financial statements and actual results may differ from initial estimates.
We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the Audit Committee of our Board of Directors.
Goodwill, Other Intangible Assets, and Royalties
Goodwill is measured and tested for impairment using the two-step approach under SFAS 142, Goodwill and Other Intangible Assets, at least annually or more frequently when events or changes in circumstances indicate the asset may be impaired. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. Our goodwill totaled $1.1 billion at March 31, 2007 and September 30, 2006. The last three annual goodwill impairment tests indicate the fair value of each reporting unit is substantially in excess of its carrying value.
In determining the fair value of our reporting units, we apply the income approach using the discounted cash flow (DCF) method. We then compare the implied valuation multiples of a group of comparable competitor gaming companies under the market approach to test the reasonableness of our DCF results. The DCF analysis is based on the present value of two components: the sum of our five year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows are derived from the weighted average cost of capital of a set of comparable gaming companies, considering the size and specific risks of each reporting unit.
Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or requires a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles totaled $252.3 million at March 31, 2007 and $257.0 million at September 30, 2006. We recorded no related material impairment charges during the six months ended March 31, 2007 or 2006.
If an event or change occurs, we estimate cash flows directly associated with the use of the intangible to test recoverability and remaining useful lives based on the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding changes in legal factors, related industry climate, regulatory actions, contractual factors, operational performance and the company’s strategic business plans, as well as the effects of obsolescence, demand, competition, and other market conditions. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of a lived intangible asset or asset group, we then compare the carrying amount to its current fair value. We estimate the fair value using prices for similar assets, if available, or more typically using a DCF model. An impairment loss is recognized if the carrying amount is not recoverable and exceeds its fair value.

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $125.4 million at March 31, 2007 and $136.5 million at September 30, 2006.
Application of the impairment test to goodwill, other intangibles, and royalties requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.
Jackpot Liabilities and Expenses
IGT’s gaming operations encompass a variety of recurring revenue arrangements. Wide area progressive systems games are the only recurring revenue arrangements incorporating an IGT paid progressive jackpot for which we recognize corresponding jackpot liabilities and expense. Changes in our estimated amounts for jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of the following factors:
ª	variations in slot play (i.e. jackpot life cycles and slot play patterns)

ª	volume (i.e. number of WAP units in service and coin-in per unit)

ª	interest rate movements

ª	the size of base jackpots (i.e. initial amount of the progressive jackpots displayed to players)
Interest rates applicable to jackpot funding vary by jurisdiction and are impacted by market forces, as well as winner elections to receive a lump sum payment in lieu of periodic annual payments. Current and non-current portions of jackpot liabilities, as well as jackpot expense, may also be impacted by changes in our estimates and assumptions regarding the expected number of future winners who may elect a lump sum payout.
Our jackpot liabilities totaled $659.8 million at March 31, 2007 and $546.7 million at September 30, 2006. A more detailed discussion of jackpot accounting and market interest rate risk related to our cost to fund jackpot liabilities is available in our Annual Report on Form 10-K for the year ended September 30, 2006 in the following sections:
ª	Note 1 of the Consolidated Financial Statements—Summary of Significant Accounting Policies—Jackpot Liabilities and Expense

ª	Item 7A, Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk—Cost to Fund Jackpot Liabilities
Inventory and Gaming Operations Equipment
The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our inventories totaled $158.5 million at March 31, 2007 and $162.1 million at September 30, 2006.
We are also required to estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges, which would have a negative impact on gross profit.
Share-based Compensation
We account for share-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Notes 1 and 3 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2006 for additional information regarding these assumptions.

Income Taxes
Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, as well as income tax payment timing. We adjust deferred taxes based on the changes in the difference between the book and tax basis of our assets and liabilities, measured by future tax rates we estimate will apply when these differences are expected to reverse. This process involves estimating our current tax position in each federal, state, and foreign jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized based on our estimation of future taxable income in each jurisdiction.
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
Net deferred tax assets totaled $208.5 million at March 31, 2007 and $136.6 million at September 30, 2006 and accrued income taxes totaled $22.9 million at March 31, 2007 and $36.1 million at September 30, 2006.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%
(In millions except units & EPS)
Total
Revenues	$609.7	$644.4		$(34.7)	-5%	$1,252.0	$1,260.6		$(8.6)	-1%
Gross profit	356.5	350.2		6.3	2%	708.5	682.1		26.4	4%
Gross margin	58%	54%	4	pp	7%	57%	54%	3	pp	6%

Operating income	$202.2	$192.7		$9.5	5%	$387.5	$378.5		$9.0	2%
Operating margin	33%	30%	3	pp	10%	31%	30%	1	pp	3%

Net income	$128.2	$124.0		$4.2	3%	$249.2	$244.6		$4.6	2%

Diluted EPS	$0.38	$0.35		$0.03	9%	$0.73	$0.69		$0.04	6%

Product Sales
Machines	$178.8	$244.7		$(65.9)	-27%	$411.5	$476.2		$(64.7)	-14%
Non-machine	89.8	88.5		1.3	1%	174.5	181.5		(7.0)	-4%
Total product sales	268.6	333.2		(64.6)	-19%	586.0	657.7		(71.7)	-11%

Gross profit	$145.5	$166.3		$(20.8)	-13%	$310.8	$332.7		$(21.9)	-7%
Gross margin	54%	50%	4	pp	8%	53%	51%	2	pp	4%

Units sold	18,800	36,900		(18,100)	-49%	45,600	66,000		(20,400)	-31%

Gaming operations
Revenues	$341.1	$311.2		$29.9	10%	$666.0	$602.9		$63.1	10%
Gross profit	211.0	183.9		27.1	15%	397.7	349.4		48.3	14%
Gross margin	62%	59%	3	pp	5%	60%	58%	2	pp	3%

Installed base units	54,800	44,400		10,400	23%	54,800	44,400		10,400	23%
Consolidated total revenues for the quarter and six months ended March 31, 2007 declined due to lower product sales partially offset by continuing growth in our gaming operations. Improvement in gaming operations increased total gross profit compared to the prior year periods. Our ability to generate increasing gross profits with declining machine sales is, to some extent, reflective of our diverse product offerings. Total gross margin increase is the combined result of a greater mix of gaming operations, as well as margin improvements in both product sales and gaming operations discussed further below.
Significant items affecting comparability in the second quarter and first half of fiscal 2007 include:
ª	a current quarter gain of $17.0 million from our Gulf Coast hurricane business interruption and property damage insurance settlement

ª	a $4.5 million net benefit from the sale of a company airplane
Consolidated Product Sales
Revenues and gross profit for the quarter and six months were down on lower volumes due to soft demand for domestic machine replacements, combined with lower international shipments. Gross margin improvement is attributable to the greater mix of higher margin non-machine sales and reduced mix of low-margin international machine sales. Consolidated product sales margins fluctuate depending on the geographical mix and types of products sold, and we anticipate a downward trend due to an increasing mix of lower margin international units.
Consolidated Gaming Operations
Growth in our installed base of recurring revenue machines is the primary reason for current quarter revenue and gross profit improvements. Year-over-year lease operations units grew primarily in Mexico, New York, Delaware and Rhode Island while casino operations placements grew most significantly in Oklahoma, California and Florida.
Gross profit and margin also improved due to decreased jackpot expense and hurricane insurance gains in North America (see Business Segment Results below). Gaming operations margins vary depending on our installed base mix, variations in slot play, as well as interest rate movements. We are projecting a trend of 57% to 60% for the second half of fiscal 2007.

Operating Expenses

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2007	2006	Amount	%	2007	2006	Amount	%
(In millions)
Selling, general and administrative	$87.2	$93.1	$5.9	6%	$185.5	$177.7	$(7.8)	-4%
Research and development	47.8	44.4	(3.4)	-8%	97.1	85.5	(11.6)	-14%
Depreciation and amortization	19.3	20.0	0.7	4%	38.4	40.4	2.0	5%

Total	$154.3	$157.5	$3.2	2%	$321.0	$303.6	$(17.4)	-6%

Percent of revenue	25%	24%			26%	24%
SG&A increases during the periods included:
ª	additional staffing costs of $8.2 million for the quarter and $15.0 million year-to-date in support of business growth initiatives

ª	rising legal and compliance fees of $3.8 million for the quarter and $9.7 million year to date, largely related to intellectual property protection and the growing number of product submissions
The increases in SG&A were offset by:
ª	Gulf Coast hurricane business interruption insurance gains of $12.0 million

ª	a $5.8 million gain on the sale of a company airplane to a related party, less $1.3 million in repairs and maintenance required as a condition of the sale, for a realized net benefit of $4.5 million.

ª	favorable bad debt provisions of $4.4 million for the quarter and $5.6 million for the first six months, resulting from improving trends in receivables quality and collections
R&D increases are primarily due to additional staffing costs of $4.4 million for the quarter and $9.3 million for the first half, supporting development of new technology and products.
Other Income (Expense) and Taxes

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%
(In millions)
Interest income	$21.6	$15.9	$5.7		36%	$41.5	$31.6	$9.9		31%
Interest expense:	(19.3)	(11.3)	(8.0)		-71%	(35.4)	(24.9)	(10.5)		-42%
Other	—	0.7	(0.7)		*	0.6	1.2	(0.6)		*

Total other income (expense)	$2.3	$5.3	$(3.0)		*	$6.7	$7.9	$(1.2)		*

Income tax provisions	$76.3	$74.0	$(2.3)			$145.0	$141.8	$(3.2)
Tax rate, including one time items	37.3%	37.4%	0.1	pp		36.8%	36.7%	(0.1	)pp
Interest income improved primarily due to higher earnings on investments and receivables. Interest expense increased mainly because of higher debt balances and related interest rates, mostly due to the issuance of our 2.6% Debentures in December 2006. See Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional information about our credit facilities and indebtedness.
The reconsolidation of our NJ WAP trust VIEs in the first quarter of 2007 is also contributing to increases in interest income and interest expense. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for further information about the NJ trust VIE reconsolidations.
Our annual tax rate (excluding one-time items) increased to 37.3% as of March 31, 2007 compared to 36.8% in the prior year period mainly due to changes in the forecasted geographical mix of taxable income for the fiscal year. We currently anticipate no significant change in this rate for the remainder of fiscal 2007.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis
Operating income for each division below reflects applicable operating expenses. See Note 14 of our Unaudited Condensed Consolidated Financial Statements for additional information related to our business segments.
North America

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%
(In millions, except units)
Total segment
Revenues	$491.6	$494.9		$(3.3)	-1%	$996.6	$978.4		$18.2	2%
Gross profit	290.7	282.1		8.6	3%	575.1	549.5		25.6	5%
Gross margin	59%	57%	2	pp	4%	58%	56%	2	pp	4%

Operating income	$205.1	$192.8		$12.3	6%	$389.8	$374.7		$15.1	4%
Operating margin	42%	39%	3	pp	8%	39%	38%	1	pp	3%

Product Sales
Machines	$109.8	$130.5		$(20.7)	-16%	$248.0	$263.8		$(15.8)	-6%
Non-machine	70.8	70.8		—	—	140.0	144.2		(4.2)	-3%
Total product sales	180.6	201.3		(20.7)	-10%	388.0	408.0		(20.0)	-5%

Gross profit	$99.5	$110.4		$(10.9)	-10%	$214.4	$222.2		$(7.8)	-4%
Gross margin	55%	55%	—	pp	—	55%	54%	1	pp	2%

Units sold	9,700	12,900		(3,200)	-25%	21,900	27,200		(5,300)	-19%

Gaming operations
Revenues	$311.0	$293.6		$17.4	6%	$608.6	$570.4		$38.2	7%
Gross profit	191.2	171.7		19.5	11%	360.7	327.3		33.4	10%
Gross margin	61%	58%	3	pp	5%	59%	57%	2	pp	4%

Installed base units	46,900	39,200		7,700	20%	46,900	39,200		7,700	20%
North America realized increased total revenues for the first half of fiscal 2007, as well as increased total gross profit and margins for the quarter and six months ended March 31, 2007. Improvements are primarily the result of continued growth in our installed base of recurring revenue games, offsetting the decline in machine sales.
North America Product Sales
Higher pricing and a greater mix of higher margin non-machine sales partially offset lower machine shipments in the current quarter and six months. Machine shipments are down because of fewer replacement opportunities due to the young age of most domestic machines in the market following the cashless replacement cycle coupled with the anticipation of upcoming technological developments related to server-based gaming. The timing of market expansion opportunities also affects machine shipments. Fewer gaming systems, parts, and conversions, partially offset by increases in license fees, are reflected in the decreased non-machine revenues in the first half of fiscal 2007.
North America Gaming Operations
Improvements in gaming operations revenues and gross profit are mainly attributable to growth in our installed base. The growth in our installed base resulted primarily from incremental placements of:
ª	lease operations games in New York, Delaware and Rhode Island

ª	Class III, Instant Bingo and poker products in Oklahoma

ª	CDS and Class II units in California, Florida, and Alabama
Gross profit and margin also improved due to lower jackpot expense, as well as a gain of $5.0 million from our hurricane property damage insurance settlement. Jackpot expense decreased $8.1 million for the quarter, substantially as a result of variations in slot play. For the half-year period, jackpot expense was down $4.6 million, with $9.4 million attributable to variations in slot play, offset by $4.3 million due to favorable interest rate movements.

International

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%
(In millions, except units)
Total segment
Revenues	$118.1	$149.5		$(31.4)	-21%	$255.4	$282.2		$(26.8)	-9%
Gross profit	65.8	68.1		(2.3)	-3%	133.4	132.6		0.8	1%
Gross margin	56%	46%	10	pp	22%	52%	47%	5	pp	11%

Operating income	$29.4	$34.4		$(5.0)	-15%	$62.5	$68.6		$(6.1)	-9%
Operating margin	25%	23%	2	pp	9%	24%	24%	—	pp	—

Product Sales
Machines	$69.0	$114.2		$(45.2)	-40%	$163.5	$212.4		$(48.9)	-23%
Non-machine	19.0	17.7		1.3	7%	34.5	37.3		(2.8)	-8%
Total product sales	88.0	131.9		(43.9)	-33%	198.0	249.7		(51.7)	-21%

Gross profit	$46.0	$55.9		$(9.9)	-18%	$96.4	$110.5		$(14.1)	-13%
Gross margin	52%	42%	10	pp	24%	49%	44%	5	pp	11%
Units sold	9,100	24,000		(14,900)	-62%	23,700	38,800		(15,100)	-39%

Gaming operations
Revenues	$30.1	$17.6		$12.5	71%	$57.4	$32.5		$24.9	77%
Gross profit	19.8	12.2		7.6	62%	37.0	22.1		14.9	67%
Gross margin	66%	69%	(3	)pp	-4%	64%	68%	(4	)pp	-6%
Installed base units	7,900	5,200		2,700	52%	7,900	5,200		2,700	52%
Declines in total international revenues during the current periods are principally due to fewer machine sales partially offset by continuing growth in gaming operations. Increases in total gross margins resulted from the change in product sales mix as well as the increased contribution from gaming operations.
The decline in international product sales and gross profit during the current periods is primarily due to fewer machine sales in Japan and the UK. Japan sales decreased by 10,500 units in the current quarter and 4,100 units for the first six months of 2007 related to the timing of pachislot releases and customer purchases in anticipation of the market transition to a Reg-5 gaming environment required by September 30, 2007. UK sales declined largely due to prior year sales benefiting from a limited regulatory window of opportunity. Improvements in product sales gross margin are due to the lower mix of Japan and UK sales.
International product sales margins fluctuate depending on geographic and product mix, especially related to Japan’s contribution. Successes in Japan can contribute significantly to gross profits and operating income, but lower priced pachisuro games reduce gross margin. We expect an escalation of Reg-5 sales in Japan during the second half of fiscal 2007, as all existing Reg-4 pachislots in the marketplace must be replaced by September 30, 2007. Through mid-April, we received orders for 16,000 units of our latest game scheduled for release during the third quarter.
Improving gaming operations revenues and gross profit are the result of a growing international installed base of recurring revenue games. Year-over-year placements increased most significantly in Mexico reaching an installed base of 5,900 CDS units at March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from operations, which allows us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank borrowings under our credit facilities and the issuance of equity securities. We expect our available capital resources to be sufficient to fund our operating requirements, current capital expenditures, scheduled debt repayments, share repurchases, dividends, interest and income tax obligations.

Our working capital increased to $857.6 million at March 31, 2007 from $129.1 million at September 30, 2006, primarily related to the redemption of our 1.75% Debentures previously classified in current liabilities at September 30, 2006. Activity ratios for the trailing twelve months ended March 31, 2007 compared to the same prior year period include:
ª	average days sales outstanding decreased to 75 days versus 80 days

ª	inventory turns declined to 3.6 compared to 4.4
Cash Flows Summary

	Six Months Ended		Favorable
	March 31,		(Unfavorable)
	2007	2006	Amount
(In millions)
Operations	$366.5	$204.8	$161.7
Investing	(178.0)	(106.5)	(71.5)
Financing	(146.4)	(109.7)	(36.7)
Effects of exchange rates	(1.4)	1.7	(3.1)

Net change	$40.7	$(9.7)	$50.4

Operations
Increased operating cash flows in the first half of fiscal 2007 are mainly related to timing of receivable collections, as well as prepayments for exclusive licensing rights in the prior half year.
Fluctuations in net cash flows related to WAP jackpot liabilities reflect timing variations in jackpot life cycles, slot play volumes, and winner payments. See Note 1 of our Consolidated Financial Statements in our most recent Form 10-K for additional information about accounting for jackpot liabilities.
Investing
The most significant fluctuations in cash used for investing include:
ª	additional capital expenditures of $47.4 million

ª	$45.8 million in reduced net proceeds from investment securities

ª	$14.4 million of increased business acquisitions

ª	the equity investment of $56.0 million in Casino IP Holdings, LLC during the prior year
Capital Expenditures
Current year capital investments in property, plant and equipment include ongoing construction of our new Las Vegas campus and updated transportation equipment. Capital expenditures for gaming operations equipment are consistent with installed base growth. We expect to spend an additional $36.4 million to complete the Las Vegas campus construction.

	Six Months Ended		Increase
	March 31,		(Decrease)
	2007	2006	Amount
(In millions)
Property, plant and equipment	$77.2	$27.0	$50.2
Gaming operations equipment	95.3	101.7	(6.4)
Intellectual property	9.4	5.8	3.6

Total capital expenditures	$181.9	$134.5	$47.4

North America	91%	71%
International	9%	29%
Financing
Net cash used for financing activities increased in the current six months primarily related to increased expenditures for share repurchases and repayment of the 1.75% Debentures, offset by proceeds from the issuance of the 2.6% Debentures.
Stock Repurchases
We repurchase shares to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases and prepaid structured share repurchases, depending on market conditions and other factors, to achieve our timing, cost and volume objectives.

We repurchased 8.3 million shares in open market transactions for an aggregate cost of $362.7 million in the first half of 2007. We repurchased 3.5 million additional shares in open market transactions for an aggregate cost of $138.3 million between March 31, 2007 and May 3, 2007. In April 2007, the board approved an increase of 50 million shares to our ongoing share repurchase authorization. Our remaining share repurchase authorization totaled 49.6 million as of May 3, 2007.
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
On December 26, 2006, our outstanding 1.75% Debentures were called for redemption. The call of the Debentures gave holders the right to convert their Debentures before January 10, 2007 and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and related conversions, we paid holders $612.7 million and issued 7.3 million shares in the first six months of 2007.
FINANCIAL CONDITION

			Increase
	March 31,	September 30,	(Decrease)
	2007	2006	Amount
(In millions)
Total assets	$4,186.6	$3,902.7	$283.9
Total liabilities	2,212.8	1,860.7	352.1
Total stockholders’ equity	1,973.8	2,042.0	(68.2)
Assets and liabilities related to past jackpot winners increased by $117.5 million in the current period due to the reconsolidation of the NJ trust VIEs in November 2006. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information on the reconsolidation of the NJ trusts.
Additionally, property, plant and equipment assets increased $61.0 million mainly due to our Las Vegas campus construction, and deferred tax assets increased $71.9 million largely due to the elimination of $47.3 million in deferred tax liabilities adjusted to APIC for the 1.75% Debenture conversions.
Liabilities also increased $288.9 million related to the refinancing of our convertible debentures in December 2006. See Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional information about our debt.
Stockholders’ equity decreased during the current period primarily as a result of share repurchases and dividends paid, partially offset by current period earnings and APIC adjustments related to the 1.75% Debenture conversions.
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
We estimate the fair value of our newly issued 2.6% Debentures at March 31, 2007 totaled $877.7 million versus $887.6 million at issuance. See Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional information about the new 2.6% Debentures issued in December 2006 and the redemption of our old 1.75% Debentures in January 2007.
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
Item 1A. Risk Factors
With the exception of the addition of the first three risk factors below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2006. For convenience, our updated risk factors are included below in this Item 1A.
Investments and development financing loans could adversely impact liquidity.
We may invest in and/or provide financing for expansion or construction of gaming locations and other business purposes. Such financing subjects us to increased concentrations of credit risk, as well as other inherent risks such as political or economic instability in related markets. Our liquidity or financial position may be negatively impacted if we are unable to collect on these loans or benefit from these investments.
Current environmental laws, or those enacted in the future could result in additional liabilities and costs.
Manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. Compliance with these laws could increase our costs and impact the availability of components required to manufacture our product. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.
Our outstanding 2.6% Debentures subject us to additional risks.
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
Our quarterly share repurchases are summarized below, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards or shares exchanged for options exercised.

				Maximum Number
			Total Number of	of Shares Still
	Total Number	Average Price	Shares Purchased	Available for
	of Shares	Paid Per	as part of a Publicly	Purchase Under
Periods	Purchased	Share	Announced Plan	the Plan
(In millions, except per share amounts)
December 31, 2006 - January 27, 2007	—	$—	—	6.5
January 28 - February 24, 2007	1.3	43.22	1.3	5.2
February 25 - March 31, 2007	2.1	39.49	2.1	3.1

Total	3.4	$40.91	3.4

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	IGT held its annual meeting of stockholders on March 6, 2007.
(b)	The following directors were elected to serve until the next annual meeting and constitute all of the directors of IGT.

Voting was as follows:

	Number of Shares	Number of Shares
Director	Voted for	Withheld
Neil Barsky	291,439,183	14,880,061
Robert A. Bittman	301,617,965	4,701,280
Richard R. Burt	301,898,566	4,420,679
Patti S. Hart	301,906,470	4,412,774
Leslie S. Heisz	301,920,828	4,398,417
Robert A. Mathewson	301,830,490	4,488,755
Thomas J. Matthews	291,868,231	14,451,014
Robert Miller	301,410,674	4,908,571
Frederick B. Rentschler	290,569,687	15,749,557
(c)	At the meeting, stockholders also ratified the appointment of Deloitte & Touche LLP as IGT’s independent auditors for the fiscal year ending September 30, 2007. The number of shares voted for the appointment totaled 288,502,786 with 14,711,689 shares against, 3,104,769 shares abstaining and no broker non-votes.
Item 5. Other Information
None.
Item 6.Exhibits

10.1*	Retirement Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed February 22, 2007)

10.2*	Summary of Named Executive Officer and Director Compensation Arrangements at March 31, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 4, 2007
INTERNATIONAL GAME TECHNOLOGY

By: /s/ Maureen Mullarkey Maureen T. Mullarkey
Executive Vice President,
Chief Financial Officer and Treasurer
International Game Technology

Exhibit Index

10.1*	Retirement Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed February 22, 2007)

10.2*	Summary of Named Executive Officer and Director Compensation Arrangements at March 31, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement