Form 10-Q
period 2007-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2007-08-06
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
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
Yes ☐ No ☑
At August 3, 2007, there were 325,469,103 shares of our $.00015625 par value common stock outstanding.

INTERNATIONAL GAME TECHNOLOGY

 i

DEFINITIONS, abbreviations or acronyms as used in this Form 10-Q

Abbreviation	Definition
Acres	Acres Gaming Incorporated
Anchor	Anchor Gaming
APB	Accounting Principles Board
APIC	Additional paid-in capital
AVP®	Advanced Video Platform
bps	basis points
CAD$	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CIH	Casino IP Holdings, LLC
CLS	China LotSynergy Holdings, Ltd.
CRM	customer relationship management
Digideal	Digideal Corporation
1.75% Debentures	1.75% Zero-coupon Senior Convertible Debentures
2.6% Debentures	2.6% Senior Convertible Debentures
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
GAAP	generally accepted accounting principles
MDA	management’s discussion & analysis
MLP	multi level progressive
M-P	multi-player
NJ	New Jersey
OSHA	Occupational Safety & Health Administration
pp	percentage points
PFO	Principal Financial Officer
R&D	research and development
Reg	Regulation
SAB	Staff Accounting Bulletin
sb™	server based
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
UK	United Kingdom
US	United States
VCAT	Venture Catalyst Incorporated
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in table)
 ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In millions, except per share amounts)

Revenues
Product sales	$364.6	$297.6	$950.7	$955.3
Gaming operations	341.9	314.8	1,007.9	917.7

Total revenues	706.5	612.4	1,958.6	1,873.0

Costs and operating expenses
Cost of product sales	178.6	148.7	453.8	473.7
Cost of gaming operations	131.3	131.2	399.6	384.7
Selling, general and administrative	106.9	94.3	292.4	272.0
Research and development	51.4	44.2	148.5	129.7
Depreciation and amortization	22.0	22.4	60.4	62.9

Total costs and operating expenses	490.2	440.8	1,354.7	1,323.0

Operating income	216.3	171.6	603.9	550.0

Other income (expense)
Interest income	19.1	16.4	60.7	48.0
Interest expense	(19.9)	(13.0)	(55.3)	(37.9)
Other	0.9	(0.4)	1.3	1.0

Total other income	0.1	3.0	6.7	11.1

Income before tax	216.4	174.6	610.6	561.1
Income tax provisions	80.0	60.5	225.0	202.3

Net income	$136.4	$114.1	$385.6	$358.8

Basic earnings per share	$0.41	$0.34	$1.16	$1.06

Diluted earnings per share	$0.41	$0.33	$1.14	$1.02

Cash dividends declared per share	$0.130	$0.125	$0.390	$0.375

Weighted average shares outstanding
Basic	330.8	338.0	332.9	337.0
Diluted	334.5	346.9	339.7	356.8

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006

(In millions, except par value)
Assets
Current assets
Cash and equivalents	$224.1	$294.6
Investment securities, at market value	43.5	191.7
Restricted cash and investments	93.8	102.8
Accounts receivable, net	405.5	353.1
Current maturities of notes and contracts receivable, net	101.9	93.7
Inventories	147.3	162.1
Jackpot annuity investments	66.0	47.2
Deferred income taxes	65.2	19.7
Prepaid expenses and other	89.6	110.8

Total current assets	1,236.9	1,375.7
Notes and contracts receivable, net	58.0	63.1
Property, plant and equipment, net	548.1	469.8
Jackpot annuity investments	445.0	340.2
Deferred income taxes	144.4	116.9
Intangible assets, net	254.3	257.0
Goodwill, net	1,118.8	1,095.1
Other assets	287.0	184.9

	$4,092.5	$3,902.7

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$16.2	$632.4
Accounts payable	125.8	115.5
Jackpot liabilities	169.6	170.0
Accrued employee benefit plan liabilities	56.0	75.9
Dividends payable	42.9	43.4
Accrued income taxes	27.2	36.1
Other accrued liabilities	193.9	173.3

Total current liabilities	631.6	1,246.6
Notes payable, net of current maturities	1,100.0	200.0
Non-current jackpot liabilities	473.1	376.7
Other liabilities	37.7	37.4

	2,242.4	1,860.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 730.9 and 720.5 shares issued; 329.9 and 334.2 outstanding	0.1	0.1
Additional paid-in capital	2,020.6	1,864.2
Treasury stock at cost: 401.0 and 386.3 shares	(3,215.1)	(2,603.6)
Retained earnings	3,030.2	2,774.9
Accumulated other comprehensive income	14.3	6.4

	1,850.1	2,042.0

	$4,092.5	$3,902.7

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2007	2006

(In millions)
Operations
Net income	$385.6	$358.8
Adjustments:
Depreciation, amortization, and asset charges	198.6	173.9
Discounts and deferred offering costs	9.4	11.4
Share-based compensation	26.8	25.9
Bad debt provisions	(7.5)	1.8
Inventory obsolescence	6.2	11.1
(Gain) loss on assets sold	(5.8)	0.2
Property insurance gains	(5.0)	—
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(25.4)	(33.6)
Inventories	18.3	(14.2)
Accounts payable and accrued liabilities	0.9	(19.9)
Jackpot liabilities	(40.7)	(44.0)
Income taxes, net of employee stock plans	(7.1)	(20.3)
Excess tax benefits from employee stock plans	(14.9)	(33.2)
Other current assets	13.6	(4.8)
Other non-current assets	11.9	(30.6)

Cash from operations	564.9	382.5

Investing
Capital expenditures	(260.1)	(216.7)
Investments, net	154.6	141.2
Jackpot annuity investments, net	18.8	19.6
Loans receivable cash advanced	(28.9)	(3.3)
Loans receivable payments received	9.7	8.1
Proceeds from assets sold	9.0	1.1
Property insurance proceeds	6.0	—
Changes in restricted cash	7.7	23.0
Investments in unconsolidated affiliates	(104.8)	(56.0)
Business acquisitions	(36.8)	(3.9)

Cash from investing	(224.8)	(86.9)

Financing
Debt repayments	(671.6)	(34.4)
Debt proceeds	936.2	18.0
Employee stock plan proceeds	56.8	79.8
Excess tax benefits from employee stock plans	14.9	33.2
Dividends paid	(130.9)	(126.5)
Share repurchases	(611.5)	(176.1)
Structured share repurchase transactions	—	(22.2)

Cash from financing	(406.1)	(228.2)

Foreign exchange rates effect on cash	(4.5)	—

Net change in cash and equivalents	(70.5)	67.4
Beginning cash and equivalents	294.6	288.9

Ending cash and equivalents	$224.1	$356.3

See accompanying notes.

Supplemental Cash Flows Information
“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of product sales and cost of gaming operations.

	Nine Months Ended
	June 30,
	2007	2006

(In millions)
Investments
Purchases	$(725.7)	$(402.2)
Proceeds from sales	880.3	543.4

Net	$154.6	$141.2

Jackpot funding
Change in jackpot liabilities	$(40.7)	$(44.0)

Jackpot annuity purchases	(27.7)	(14.3)
Jackpot annuity proceeds	46.5	33.9

Net change in jackpot annuity investments	18.8	19.6

Net jackpot funding cash flows	$(21.9)	$(24.4)

Capital expenditures
Property, plant and equipment	$(103.6)	$(48.7)
Gaming operations equipment	(144.3)	(153.2)
Intellectual property	(12.2)	(14.8)

Total	$(260.1)	$(216.7)

Payments
Interest	$22.8	$11.8
Income taxes	231.5	219.2

Non-cash investing and financing items:
Accrued capital asset additions	$12.4	$8.7
Interest accretion for jackpot annuity investments	23.6	17.5
Accrued other current asset for structured share repurchase settlement	—	101.1

Business acquisitions
Fair value of assets	$49.1	$2.8
Fair value of liabilities	12.3	(1.1)

VIE deconsolidations
Fair value of assets	$—	$139.2
Fair value of liabilities	—	139.2

VIE reconsolidations
Fair value of assets	$122.8	$—
Fair value of liabilities	122.8	—

1.75% Debentures converted
Common stock issued including APIC	$1.2	$—
Deferred tax liabilities adjusted to APIC	47.9	—

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

Period End
	Actual	Presented as
Current quarter	June 30, 2007	June 30, 2007
Prior year quarter	July 1, 2006	June 30, 2006
Prior fiscal year end	September 30, 2006	September 30, 2006
We prepare our consolidated financial statements in accordance with SEC requirements and include all adjustments of a normal recurring nature that are necessary to fairly present consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated. Investments in certain companies over which we exercise significant influence, but do not control the financial and operating decisions, are accounted for under the equity method.
Hurricane Damage Insurance Recoveries
We suffered damages and losses to our US Gulf Coast operations from the hurricanes in August and September 2005, primarily affecting gaming operations machines destroyed or temporarily shut down. In March 2007, we negotiated a final insurance settlement totaling $18.0 million, recovering $6.0 million for gaming operations equipment damages and $12.0 million for business interruption. We received a final payment of $13.0 million, net of a $5.0 million advance previously received in our fiscal 2006 fourth quarter. We recorded a property insurance gain of $5.0 million to cost of gaming operations, net of $1.0 million in insurance receivables previously accrued, and a $12.0 million business insurance gain included in SG&A in the nine months ended June 30, 2007.
Recently Issued Accounting Standards
SFAS 159
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We are required to adopt this statement in October 2008 and we continue evaluating the potential impact to our future results of operations, financial position or cash flows, which will depend on the extent we elect fair value measurement for eligible items.
SFAS 157
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement in October 2008 and we continue evaluating to what extent it will impact our future results of operations, financial position or cash flows.

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
FIN 48
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. This interpretation is effective for us beginning in October 2007, and we continue evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows.
2. Variable Interest Entities and Investments in Unconsolidated Affiliates
Consolidated WAP Trusts
We initially consolidated the WAP trusts in Iowa and NJ beginning June 30, 2004 under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. Prior to consolidation, we recognized revenues from the trusts based on contractual fee arrangements. Consolidated trust assets equal liabilities and relate primarily to jackpot funding. These VIE trust consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income.
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
In November 2006, IGT executed an agreement with casino trustees to assume responsibility for and administration of the NJ past winner payments formerly under the control of a third party administrator. The resulting reconsolidation of these VIE past winner trusts initially added assets and equivalent liabilities of $122.8 million. Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $119.2 million at June 30, 2007 and $4.1 million at September 30, 2006. Consolidated VIE trust revenues for the nine months ended June 30, 2007 and 2006 comprised less than 0.1% of total revenues.
Casino IP Holdings, LLC (CIH)
In February 2006, IGT paid $56.0 million for a 10% equity interest in Casino IP Holdings, LLC, a variable interest entity formed to hold, develop, and license Walker Digital’s intellectual property identified for gambling use. This relationship facilitates the development, introduction, and integration of certain CIH innovations into IGT product lines. We are not the primary beneficiary of the CIH and apply the equity method of accounting. Our net investment in CIH of $49.0 million at June 30, 2007 represents our maximum exposure to loss. We recognized a loss of $3.9 million for the nine months ended June 30, 2007, primarily comprised of the amortization of intangibles. As the loss is not material to our financial statements, it is presented as a component of SG&A expense.
China LotSynergy Holdings, Ltd. (CLS)
In May 2007, we entered into strategic business arrangements with China LotSynergy Holdings, Ltd., a company involved in the development of the China lottery market and other related activities. We invested $32.9 million, including transaction costs, in 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange. We record this equity investment under the cost method and recognize our portion of net accumulated earnings in CLS only to the extent distributed through dividends.
We also invested $71.9 million, including transaction costs, in a 4% zero-coupon unsecured convertible note of CLS due May 31, 2015, which becomes partially or wholly convertible after three years. CLS may call the note for redemption in full at accreted value under certain circumstances on or after May 31, 2012. IGT may require

CLS to repay some or all of the note at accreted value on May 31, 2012. This investment is classified as available-for-sale and carried at its estimated fair value of $76.1 million at June 30, 2007. Unrealized gains and losses are recorded in other comprehensive income, except those hedged with foreign currency derivatives as described in Note 14. Our evaluation of the convertible note terms determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at June 30, 2007.
Additionally, IGT entered into a Technical Cooperation Agreement to provide consulting services to CLS and exclusively explore opportunities for providing products and services to the China Welfare Lottery. IGT is restricted from selling or transferring any shares or the convertible note for three years, after which either party may terminate the exclusivity provision in the Technical Cooperation Agreement allowing for the securities to be sold or transferred. These investments are presented as a component of other non-current assets.
3. Balance Sheet Components
Inventories

	June 30,	September 30,
	2007	2006

(In millions)
Raw materials	$89.3	$79.9
Work-in-process	6.1	4.6
Finished goods	51.9	77.6

Total inventories	$147.3	$162.1

Property, Plant and Equipment

	June 30,	September 30,
	2007	2006

(In millions)
Land	$57.8	$35.4
Buildings	139.2	104.6
Leasehold improvements	12.6	14.0
Machinery, furniture and equipment	231.1	194.1
Gaming operations equipment	710.8	608.8
Construction in process	71.1	82.6

Total	1,222.6	1,039.5
Less accumulated depreciation	(674.5)	(569.7)

Property, plant and equipment, net	$548.1	$469.8

Construction in process includes $55.6 million at June 30, 2007 and $57.7 million at September 30, 2006 related to our new facilities under construction in Las Vegas. During the nine months ended June 30, 2007, we reclassified $56.0 million related to the Las Vegas facility from construction in process to land, buildings and equipment as it was placed in service.
In March 2007, IGT sold a company airplane for $7.8 million to a limited liability company owned by Chuck Mathewson, a former director and executive officer of IGT, and the father of Robert Mathewson, a current IGT director. Robert Mathewson has no interest in the limited liability company or in the airplane itself. IGT recognized a $5.8 million gain on the sale.
Other assets

	June 30,	September 30,
	2007	2006

(In millions)
Investments in unconsolidated affiliates	$158.3	$53.0
Prepaid or deferred expenses	100.3	105.7
Miscellaneous	28.4	26.2

Total other assets	$287.0	$184.9

4. Share-based Compensation
Shares available for grant under the IGT Stock Incentive Plan totaled 9.4 million at June 30, 2007 and unrecognized share-based compensation costs totaled $93.0 million with an expected weighted average life of 2.1 years. SIP grants in fiscal 2007 began vesting ratably over four years, and activity is reflected below as of and for the nine months ended June 30, 2007.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,553	$26.45
Granted	3,245	40.70
Exercised	(2,480)	20.05
Forfeited	(351)	31.63
Expired	(26)	42.17

Outstanding at end of period	17,941	$29.79	6.9	$183.9

Exercisable at end of period	8,803	$25.02	5.8	$130.4

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/ Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,570	$33.45
Granted	349	42.59
Vested	(320)	31.98
Forfeited	(29)	36.15

Outstanding at end of period	1,570	$35.66	3.1	$62.3

5. Acquisitions
We have not provided pro forma financial information for these acquisitions as they are not material to our consolidated results.
Digideal
In June 2007, we acquired a 58% controlling interest in Digideal, a gaming technology company based in Spokane, Washington, for $30.9 million. IGT received both voting convertible preferred stock and common stock of Digideal, and its financial results are consolidated into our financial results as of June 22, 2007. This investment will provide IGT access to Digideal’s intellectual property portfolio, and we anticipate working jointly with Digideal to expand their game content library and electronic table game products. Also, five-year agreements with Digideal include exclusive manufacturing and distribution rights for their products and a fixed-price option to purchase all remaining outstanding shares.
With the business valuation not yet complete at June 30, 2007, we preliminarily allocated the purchase price to:
ª	tangible assets of $14.9 million, including cash of $12.4 million

ª	identifiable intangibles of $13.8 million

ª	in-process R&D of $0.5 million with no future alternative use, immediately charged to R&D expense

ª	goodwill of $11.2 million, not deductible for tax purposes

ª	liabilities of $9.5 million

VCAT
On December 21, 2006, we purchased VCAT, renamed Mariposa Software Inc., for $21.8 million. We anticipate VCAT’s Mariposa casino systems applications for CRM will enhance our server-based initiatives. At June 30, 2007, the business valuation is not yet complete, and we preliminarily allocated the purchase price to:
ª	tangible assets of $6.5 million, including cash of $3.5 million

ª	identifiable intangibles of $8.4 million

ª	in-process R&D of $0.1 million with no future alternative use, immediately charged to R&D expense

ª	goodwill of $9.6 million, not deductible for tax purposes

ª	liabilities of $2.8 million
6. Allowances for Receivables

	June 30,	September 30,
	2007	2006

(In millions)
Allowance for doubtful accounts	$15.6	$18.2

Allowance for doubtful notes and contracts
Current	$16.7	$21.5
Long-term	15.4	17.5

	$32.1	$39.0

7. Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash or equivalents, investments, and receivables. We place short-term investments in high credit quality financial institutions or in short-duration high-quality securities. With the exception of US Government and Agency securities, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits.
Our receivables are concentrated in the following legalized gaming regions at June 30, 2007:

North America		International
Nevada	18%	Europe	9%
California	7	Japan	5
Mississippi	7	Other (less than 5% individually)	11
Oklahoma	6		25%
Michigan	5
Other (less than 5% individually)	32

	75%
In April 2007, IGT agreed to provide up to $120.0 million in equipment and development financing to Argentina gaming operators, Casino Club South America (CCSA) and Hipodromo Argentina De Palermo South America (HAPSA), and their new joint venture, Compania Inversiones de Entretenimiento (CIESA). The agreement consists of a fully collateralized development credit facility of $80.0 million to CIESA and the remaining $40.0 million for the acquisition of gaming equipment by CIESA and CCSA. CIESA is a VIE created for the improvement, expansion, and new construction of casino facilities on behalf of CCSA and HAPSA. IGT is not the primary beneficiary of CIESA and our maximum exposure to loss will be the development loan, when funded, and interest accrued on outstanding advances. As of June 30, 2007, IGT has not funded any amounts under the agreements.
Additionally, we invested $104.8 million in equity and convertible note securities of China LotSynergy Holdings, Ltd, in conjunction with a strategic business alliance in China. See Note 2.

8. Goodwill and Other Intangibles
Goodwill
In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.

Activity by Segment for the Nine Months	North
Ended June 30, 2007	America	International	Total

(In millions)
Beginning balance	$992.1	$103.0	$1,095.1
Acquisitions	20.8	—	20.8
Foreign currency and tax benefit adjustments	(0.3)	3.2	2.9

Ending balance	$1,012.6	$106.2	$1,118.8

Other Intangibles
Patent additions in the following tables include capitalized legal costs. Business combination additions include valuation adjustments subsequent to acquisition.

Additions for the Nine Months	Business	Other	Weighted
Ended June 30, 2007	Combinations	Additions	Average Life

(In millions, except life)			(Years)
Finite lived intangibles
Patents	$13.4	$11.5	12
Contracts	4.4	—	3
Developed technology	3.7	—	8
Trademarks	0.1	—	4

	21.6	11.5
Indefinite lived trademarks	0.6	—

Total	$22.2	$11.5

	June 30, 2007			September 30, 2006
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net

(In millions)
Finite lived intangible assets
Patents	$354.5	$143.4	$211.1	$332.1	$119.4	$212.7
Contracts	22.5	11.3	11.2	19.6	9.4	10.2
Trademarks	2.0	1.7	0.3	5.1	4.7	0.4
Developed technology	47.9	20.5	27.4	44.2	14.9	29.3
Customer relationships	6.8	3.1	3.7	6.8	2.4	4.4

	433.7	180.0	253.7	407.8	150.8	257.0
Indefinite lived trademarks	0.6	—	0.6	—	—	—

Net carrying amount	$434.3	$180.0	$254.3	$407.8	$150.8	$257.0

Amortization expense totaled $14.3 million in the current quarter versus $11.3 million in the prior year quarter and $36.7 million in the nine months ended June 30, 2007 versus $33.7 million for the same prior year period.

	2007	2008	2009	2010	2011

(In millions)
Estimated annual amortization	$46.5	$43.8	$40.9	$37.9	$36.0

9. Credit Facilities & Indebtedness

	June 30,	September 30,
Outstanding Balance	2007	2006

(In millions)
Senior credit facility	$200.0	$200.0
Foreign credit facilities	16.2	21.3
1.75% Convertible Debentures, net of unamortized discount	—	611.1
2.6% Convertible Debentures	900.0	—

Total notes payable, net	$1,116.2	$832.4

We continue to be in compliance with all applicable covenants at June 30, 2007.
Senior Credit Facility
Borrowings outstanding under our unsecured $2.5 billion revolving line of credit totaled $200.0 million at June 30, 2007, with $4.1 million reserved for letters of credit. Interest rates and facility fees applicable to the credit facility may fluctuate based on our public credit ratings and/or debt to capitalization ratio. At June 30, 2007, the interest rate was London Inter-Bank Offering Rate (LIBOR) plus 37.5 bps or 5.74% with a facility fee of 12.5 bps.
Foreign Credit Facilities
Our available foreign credit facilities totaled $130.0 million with a weighted average interest rate of 1.9% at June 30, 2007. Of this amount, $16.2 million was drawn with an interest rate of 1.4%. Renewals on these facilities occur annually.
New 2.6% Senior Convertible Debentures
On December 20, 2006, we issued $900.0 million principal amount of 2.6% Senior Convertible Debentures due December 15, 2036 in a private placement. Interest on the Debentures is paid semiannually on June 15 and December 15 of each year.
We may also pay contingent interest for the period commencing December 20, 2009 through June 14, 2010 and any six-month period thereafter, if the average trading price (as defined in the indenture) per $1,000 Debenture for the five trading day measurement period ending on the third trading day immediately preceding the first day of the interest period equals 120% or more of an equal principal amount of Debentures. The amount of contingent interest will equal 0.25% per annum of the average trading price per $1,000 Debenture during the five trading day measurement period used to determine whether contingent interest must be paid.
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
In evaluating all features of our 2.6% Debentures for SFAS 133 embedded derivatives, we determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at issuance and June 30, 2007, and no related derivative asset or liability is recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.
Redeemed 1.75% Zero-Coupon Debentures
On December 26, 2006, our outstanding 1.75% Debentures were called for redemption. The call of the Debentures gave holders the right to convert their Debentures before January 10, 2007, and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and related conversions, we paid holders $612.7 million, issued 7.3 million shares and recorded a deferred tax adjustment to APIC for $47.9 million.
10. Earnings Per Share Reconciliation

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In millions, except per share amounts)
Net income	$136.4	$114.1	$385.6	$358.8
After-tax interest expense on 1.75% Debentures	—	0.1	—	4.3

Diluted EPS Numerator	$136.4	$114.2	$385.6	$363.1

Weighted average common shares outstanding:
Basic	330.8	338.0	332.9	337.0
Dilutive effect of stock awards	3.7	4.2	4.4	4.6
Dilutive effect of 1.75% Debentures	—	4.7	2.4	15.2

Diluted EPS Denominator	334.5	346.9	339.7	356.8

Basic earnings per share	$0.41	$0.34	$1.16	$1.06
Diluted earnings per share	$0.41	$0.33	$1.14	$1.02

Weighted average antidilutive stock award shares excluded from diluted EPS	3.5	2.4	2.4	8.4
We repurchased 4.7 million additional shares or approximately 1% of outstanding shares between June 30, 2007 and August 3, 2007.
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
12. Comprehensive Income

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In millions)
Net income	$136.4	$114.1	$385.6	$358.8
Currency translation adjustments	0.2	3.3	4.0	4.5
Investment securities unrealized gains (losses)	3.9	—	3.9	(0.1)

Comprehensive income	$140.5	$117.4	$393.5	$363.2

13. Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.
Bally
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698 and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. Fact discovery closed on July 30, 2007, and expert discovery is ongoing.
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
Aristocrat
On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The Complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid.

Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. The Superior Court has adjourned the trial date scheduled for late 2007 pending a decision by the Court of Appeals of the Superior Court’s ruling regarding the class action time period.
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
Miller
In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al. The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a temporary restraining order to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the temporary restraining order and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003.
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
On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was filed on June 22, 2007 and is still pending.
Related to the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2007 totaled $85.0 million, with a remaining life of approximately 9 years.
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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $28.6 million at June 30, 2007. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at June 30, 2007.
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

Nine months ended June 30,	2007	2006

(In millions)
Balance at beginning of year	$8.3	$6.0
Reduction for payments made	(6.8)	(5.3)
Accrual for new warranties issued	9.3	8.6
Adjustments for pre-existing warranties	(1.5)	0.3

Balance at end of period	$9.3	$9.6

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

14. Foreign Currency Derivatives
Net foreign currency exposure related to monetary assets and liabilities decreased to $79.0 million at June 30, 2007 from $151.0 million at September 30, 2006, primarily due to reduced inter-company loans denominated in nonfunctional currency. The fair value of foreign currency contracts hedging this exposure totaled $66.0 million at June 30, 2007 and $148.7 million at September 30, 2006. These forward exchange contracts are not designated as hedging instruments under SFAS 133 and resulting gains or losses are recognized in current earnings within other income (expense).
Additionally, during the third quarter of fiscal 2007 we executed 5-year forward contracts designated as FAS 133 foreign currency fair value hedges to protect 70% of the US dollar value of our foreign investment in the CLS convertible note (See Note 2). The fair value of the foreign currency contracts hedging this exposure totaled $50.1 million at June 30, 2007. These derivative gains and losses are recognized in current earnings within other income (expense) together with the offsetting gains or losses on the change in the investment’s fair value attributable to foreign exchange rates. We excluded losses from changes in time value from our assessment of hedge effectiveness. No ineffectiveness was recorded for the quarter ended June 30, 2007.

15. Business Segments
We view our business in two regional operating segments, each incorporating all types of revenues based on customer location:
ª	North America consists of our operations in the US and Canada.

ª	International encompasses our efforts in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, Africa, and the UK.
Additionally, certain income and expense is managed at the corporate level and not allocated to an operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit reflects income before tax.
Our business segments are designed to allocate resources within a framework of management responsibility. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations. Prior year amounts are reclassified to conform to the current management view and presentation.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In millions)
NORTH AMERICA
Revenues	$522.1	$481.3	$1,518.7	$1,459.8
Product sales	212.6	187.2	600.6	595.3
Gaming operations	309.5	294.1	918.1	864.5

Gross profit	306.6	269.7	881.7	819.2
Product sales	116.6	99.6	331.0	321.8
Gaming operations	190.0	170.1	550.7	497.4

Segment profit	205.1	180.5	607.5	565.0

INTERNATIONAL
Revenues	$184.4	$131.1	$439.9	$413.2
Product sales	152.0	110.4	350.1	360.0
Gaming operations	32.4	20.7	89.8	53.2

Gross profit	90.0	62.8	223.5	195.4
Product sales	69.4	49.3	165.9	159.8
Gaming operations	20.6	13.5	57.6	35.6

Segment profit	54.9	30.6	125.5	97.0

CORPORATE
Net unallocated expenses	$(43.6)	$(36.5)	$(122.4)	$(100.9)

CONSOLIDATED
Revenues	$706.5	$612.4	$1,958.6	$1,873.0
Product sales	364.6	297.6	950.7	955.3
Gaming operations	341.9	314.8	1,007.9	917.7

Gross profit	396.6	332.5	1,105.2	1,014.6
Product sales	186.0	148.9	496.9	481.6
Gaming operations	210.6	183.6	608.3	533.0

Segment profit	216.4	174.6	610.6	561.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	the timing, features, benefits, and expected success of new product introductions

ª	the timing of the introduction of and revenues from server-based systems

ª	benefits from research and development efforts

ª	results of our collaboration with the Gaming Standards Association

ª	our ability to acquire, develop or protect intellectual property

ª	our market share, competitive advantage, and leadership position

ª	the advantages offered to customers by our products and product features

ª	gaming growth, expansion, and new market opportunities

ª	our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª	investments in other entities and improved position in related markets

ª	factors impacting future gross margins and tax rates

ª	increasing growth or contributions from certain non-machine products and services

ª	increasing machine sales or placements

ª	legislative or regulatory developments and related market opportunities

ª	available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª	timing and amount of future share repurchases

ª	expectations regarding losses from off-balance sheet arrangements
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
Our MDA is organized into the following sections:
ª	OUR BUSINESS — a general description of our business and operating segments

ª	OUR FOCUS — a summary of our strategies and opportunities

ª	RECENTLY ISSUED ACCOUNTING STANDARDS — a discussion of recently issued accounting standards with significance to our business

ª	CRITICAL ACCOUNTING ESTIMATES — a discussion of accounting policies that require critical judgments and estimates

ª	CONSOLIDATED OPERATING RESULTS — a year-over-year comparative analysis of net income for the third quarter and first nine months of fiscal 2007

ª	BUSINESS SEGMENT RESULTS — a year-over-year comparative analysis of business segment results for the third quarter and first nine months of fiscal 2007

ª	LIQUIDITY AND CAPITAL RESOURCES — a year-over-year comparative analysis of cash flows and capital resources for the first nine months of fiscal 2007

ª	FINANCIAL CONDITION -— analysis of significant changes in our financial position
OUR BUSINESS
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, systems and services. Our goal is to grow our business through a well-diversified base of profit contributors. We strive to be the preeminent supplier of gaming products to the world by maintaining a wide array of entertainment inspired gaming product lines and targeting gaming markets in all legal jurisdictions worldwide. We are committed to providing quality products at competitive prices, designed to increase the potential for operator profits by serving players better.
Our annual revenues total $2.5 billion for fiscal 2006 and $2.0 billion for the first nine months of fiscal 2007. We derive our revenues from the sale of or placement of electronic gaming machines and software. We also provide related services and licensing of intellectual property. Operating results reviewed by our chief decision makers encompass all revenue sources within each geographical customer region. We currently view our business in two regional operating segments, each incorporating all types of revenues:

ª	North America consists of our operations in the US and Canada

ª	International encompasses our efforts abroad in Asia, Australia, New Zealand, Europe, Japan, Latin America, Russia, Africa, and the UK.
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
Product Development
We consider the driving force behind our success to be the ability to offer high quality games, platforms and systems through dedicated product development efforts and superior customer service. We continue pioneering innovation centered on serving players better by utilizing the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability. We invest more in product development than any of our principal competitors and believe this helps us deliver the broadest product lines across the most markets.
We are constantly updating our game libraries to address changing player preferences. We strive to develop games that offer exciting winning combinations and appealing graphics and sound, while adhering to standards intended to ensure quality and expedite time to market.
Our popular MLP games continue to drive growth in IGT’s gaming operations installed base. We are seeing continued strength in our Red Hot Jackpots™ and Fort Knox® products. Our MLP product family continues expanding with the recent introduction of Wheel of Fortune® on AVP® Widescreen, featuring our first widescreen format and player incentives to “bet up”.
We have received favorable player reaction to our introduction of communal or group play gaming and plan to further development multi-station interactive product innovations. Our M-P Series™ is an electronic form of communal gaming in which several players can play baccarat, roulette, and other non-traditional communal style games against a centralized random number generator (RNG). We expect to launch initial M-P Series™ products in late calendar 2007.
Our fiscal 2007 third quarter releases included Ancient Chinese Secret™, a MLP with a group play concept allowing multiple players to enter into a bonus round simultaneously. Other anticipated game releases over the next six to nine months include:
ª	World Poker Tour®, a 5-reel MLP in the popular 20-line configuration, where the player can see the likelihood of a winning hand as seen on TV

ª	Indiana Jones™ on AVP® Widescreen, a MLP incorporating the group play concept by allowing multiple players to enter the same bonus round, and providing an added twist where the progressives are guaranteed to hit before reaching an upper limit conspicuously displayed to the player

ª	Diamond Jackpots™, a 3-reel MLP, targeted for quarter, dollar, and five dollar denominations and configurable in both 5-line or 9-line formats

ª	eBay™ Multiplayer, featuring a community bonus event where a single free spin is shared with up to 10 players concurrently
Guaranteed Play™ Poker, our first product developed in collaboration with Walker Digital, will provide players a new option for purchasing blocks of maximum bet poker hands for a set price. We installed our initial Iowa field trial in July 2007 and expect Nevada to follow in late calendar 2007, pending regulatory approvals.
In the face of challenging domestic machine replacement trends and increasing competition, we endeavor to diversify our revenue base. This includes the expansion of our business model beyond machine sales toward a more system-centric, networked gaming environment. Our gaming systems in the marketplace continue to grow. As of June 30, 2007, IGT has approximately 700 systems installations worldwide compared to 590 this time last year. Additionally, internet systems products under development for release in the next six months include Remote Game Server™, which facilitates deployment of our games to various different platforms, and online versions of IGT MegaJackpot® games.
We believe our server-based applications will differentiate IGT gaming products, offering operators new ways to engage and interact with players, as well as market cross-functional products and player conveniences. IGT sb™ products will combine the power of an open network with gaming content and systems, casino transactional systems, CRM applications and business intelligence analysis. Our AVP ® provides the hardware technology to support and deliver these new gaming experiences and transactions at the machine level. With five commercial field trials in progress, we anticipate initial sb™ revenues in 2009.

Our ongoing server-based development continues to focus on comprehensive enterprise-wide solutions designed to enhance the player experience and improve operator efficiencies. We believe widespread adoption of server-based gaming will require implementation of an open architecture that allows the distribution of features and applications across multiple manufacturers’ devices. As part of our commitment to lead the networked gaming transformation, we are collaborating with the Gaming Standards Association to support and implement industry standard protocols that will offer customers a seamless interface with a variety of hardware platforms.
Market Development
We are dependent, in part, on new market opportunities to generate growth. We continue with initiatives directed at enhancing this growth rate and gaining entry into new areas of gaming. The first nine months of fiscal 2007 included our first shipments into Pennsylvania, Florida racetracks and Arkansas, and we anticipate further developments in these markets. We also continue expanding our gaming operations installed base into new markets, most significantly in New York, Oklahoma, Florida and California.
The passage of recent legislation in Kansas legalizes gaming machines at three racetracks and four casinos, allowing for 10,000 to 12,000 machines. Florida tribes continue adding Class II machines while awaiting the outcome of compact negotiations with the state. We expect compact resolutions before the end of calendar 2007. With the success of Class II machines, we anticipate Florida Class III replacements will be a gradual process. The California Assembly approved four new tribal compacts in June 2007, allowing for an incremental 17,000 machines in the state. Although timing remains uncertain, we anticipate these opportunities will develop over the course of the next few years.
Prospects for growth in international markets remain favorable. We are developing strategic business alliances with CLS, an established leader in the fast-growing China video lottery market, investing $104.8 million in its equity and convertible debt securities during our fiscal 2007 third quarter. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this new business relationship. We also expect to sell or place approximately 7,000 machines in Argentina over the next five years in connection with the financing agreements discussed below. Shipments into Macau are up during the third quarter just ended. We anticipate additional opportunities in Asia as gaming continues to grow with five new and three expansion projects scheduled over the next two years.
We continue expanding our presence in Mexico, adding 2,300 CDS placements during the first nine months of fiscal 2007, and expecting an additional 700 units by the end of fiscal 2007. We expect Pachisuro shipments in Japan to continue as the September 30, 2007 Reg-5 mandate draws closer. Replacement demand is lengthening into fiscal 2008 as parlors delay replacements in some cases until well after the last Reg-4 games have left the floor. Additionally, the market base is shrinking as parlors close due to reduced profitability available on Reg-5 games. We are ready to meet the mandated market replacement demand with new game releases; however, customer acceptance and timing are uncertain.
Capital Deployment
We continue to generate substantial operating cash flows, enabling us to reinvest in our business and return value to our shareholders through dividends and share repurchases. With an additional 50 million shares authorized in April 2007, we anticipate an increase in share repurchases over the next three years. See the LIQUIDITY AND CAPITAL RESOURCES section that follows for recent share repurchase and dividend activity.
We enter into strategic business combinations, investments, and alliances to complement our internal resources. We consider businesses that offer opportunities to expand our geographic reach, product lines and customer base, as well as prospects that may leverage our existing infrastructure through economies of scale. See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding acquisitions noted below.
As of June 2007 with our investment of $30.9 million, we hold a 58% controlling interest in Digideal Corporation, a gaming technology company based in Spokane, Washington. IGT will gain access to Digideal’s intellectual property portfolio with a five-year term of exclusive manufacturing and distribution rights for their products, as well as fixed-price options to purchase all remaining outstanding shares within five years. We anticipate working jointly with Digideal to expand their game content library and electronic table game products.

Current year business acquisitions also include VCAT, renamed Mariposa Software Inc., in December 2006 for $21.8 million. We anticipate VCAT’s Mariposa software will enhance our position as a leading provider of integrated casino CRM solutions.
In efforts to expedite market development opportunities, we provide financing to customers for the expansion or construction of gaming facilities. In arrangements executed in April 2007, IGT will provide up to $120.0 million for equipment and development financing over the next five years to gaming operators in Argentina. We expect advances to begin in the fourth quarter of fiscal 2007. In May 2007, in conjunction with an exclusive Technical Cooperation Agreement, we invested $104.8 million in equity and convertible debt securities of CLS, a strategic business partner and leader in the China lottery market. See Note 2 and 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about these investments.
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
Goodwill, Other Intangible Assets, and Royalties
We measure and test goodwill for impairment using the two-step approach under SFAS 142, Goodwill and Other Intangible Assets, at least annually or more often if there are indicators of impairment. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. Our goodwill totaled $1.1 billion at June 30, 2007 and September 30, 2006. The last three annual goodwill impairment tests indicate the fair value of each reporting unit is substantially in excess of its carrying value.
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
Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or requires a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles total $254.3 million at June 30, 2007 and $257.0 million at September 30, 2006.
If an event or change occurs, we estimate cash flows directly associated with the use of the intangible to test recoverability and remaining useful lives based on the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding changes in legal factors, related industry climate, regulatory actions, contractual factors, operational performance and the company’s strategic business plans, as well as the effects of obsolescence, demand, competition, and other market conditions. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of a lived intangible asset or asset group, we then compare the carrying amount to its current fair value. We estimate the fair value using prices for similar assets, if available, or more typically using a DCF model. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.
We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties total $111.6 million at June 30, 2007 and $136.5 million at September 30, 2006.
Impairment testing for goodwill, other intangibles, and royalties requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.
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
Our jackpot liabilities total $642.7 million at June 30, 2007 and $546.7 million at September 30, 2006. A more detailed discussion of jackpot accounting and market interest rate risk related to our cost to fund jackpot liabilities is available in our Annual Report on Form 10-K for the year ended September 30, 2006 in the following sections:
ª	Note 1 of the Consolidated Financial Statements—Summary of Significant Accounting Policies—Jackpot Liabilities and Expense

ª	Item 7A, Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk—Cost to Fund Jackpot Liabilities
Inventory and Gaming Operations Equipment
The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally, one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our inventories total $147.3 million at June 30, 2007 and $162.1 million at September 30, 2006.
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
Net deferred tax assets total $209.6 million at June 30, 2007 and $136.6 million at September 30, 2006 and accrued income taxes total $27.2 million at June 30, 2007 and $36.1 million at September 30, 2006.

CONSOLIDATED OPERATING RESULTS — A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%

(In millions except units & EPS)
Total
Revenues	$706.5	$612.4	$94.1		15%	$1,958.6	$1,873.0	$85.6		5%
Gross profit	396.6	332.5	64.1		19%	1,105.2	1,014.6	90.6		9%
Gross margin	56%	54%	2	pp	4%	56%	54%	2	pp	4%
Operating income	$216.3	$171.6	$44.7		26%	$603.9	$550.0	$53.9		10%
Operating margin	31%	28%	3	pp	11%	31%	29%	2	pp	7%
Net income	$136.4	$114.1	$22.3		20%	$385.6	$358.8	$26.8		7%
Diluted EPS	$0.41	$0.33	$0.08		24%	$1.14	$1.02	$0.12		12%
Product Sales
Machines	$273.0	$209.1	$63.9		31%	$684.6	$685.3	$(0.7)		—
Non-machine	91.6	88.5	3.1		4%	266.1	270.0	(3.9)		-1%
Total product sales	364.6	297.6	67.0		23%	950.7	955.3	(4.6)		—
Gross profit	$186.0	$148.9	$37.1		25%	$496.9	$481.6	$15.3		3%
Gross margin	51%	50%	1	pp	2%	52%	50%	2	pp	4%
Units sold	36,900	23,500	13,400		57%	82,500	89,500	(7,000)		-8%
Gaming operations
Revenues	$341.9	$314.8	$27.1		9%	$1,007.9	$917.7	$90.2		10%
Gross profit	210.6	183.6	27.0		15%	608.3	533.0	75.3		14%
Gross margin	62%	58%	4	pp	7%	60%	58%	2	pp	3%
Installed base units	58,200	46,200	12,000		26%	58,200	46,200	12,000		26%
Improved total consolidated results for the third quarter and nine months ended June 30, 2007 are predominantly due to continuing growth in gaming operations, combined with stronger product sales in the quarter. Total gross margin increases are the combined result of a greater mix of gaming operations, as well as margin improvements in both lines discussed further below.
Significant gains affecting comparability in the first nine months of fiscal 2007 include $17.0 million from our Gulf Coast hurricane insurance settlement and $5.8 million from the sale of a company airplane.
Consolidated Product Sales
Higher revenues and gross profit for the quarter are driven mainly by improved machine sales both internationally and domestically, combined with an enhanced product mix including a greater portion of AVP® machines. Gross profit and margin increases for the nine months are due to overall improvements in product and geographic mix, offsetting higher sales of lower margin units in Japan. Consolidated product sales margins may fluctuate depending on the geographical mix and types of products sold.
Consolidated Gaming Operations
Improved revenues and gross profits for both the quarter and nine months are primarily the result of growth in our installed base of recurring revenue machines. Year-over-year lease operations units grew primarily in Mexico and New York while casino operations placements grew most significantly in Oklahoma, Florida and California.
Gross margin improvements are primarily due to decreased jackpot expense and shifts in the composition of our installed base toward a lesser share of WAP units and a growing population of stand-alone lease, CDS, and International units. Stand-alone units carry lower revenues and costs, resulting in higher margins. Gaming operations margins vary depending on our installed base mix and variations in slot play, as well as interest rate movements. (See Business Segment Results below).

Operating Expenses

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2007	2006	Amount	%	2007	2006	Amount	%

(In millions)
Selling, general and administrative	$106.9	$94.3	$(12.6)	-13%	$292.4	$272.0	$(20.4)	-7%
Research and development	51.4	44.2	(7.2)	-16%	148.5	129.7	(18.8)	-14%
Depreciation and amortization	22.0	22.4	0.4	2%	60.4	62.9	2.5	4%

Total	$180.3	$160.9	$(19.4)	-12%	$501.3	$464.6	$(36.7)	-8%

Percent of revenues	26%	26%			26%	25%
SG&A increases during the periods are attributable to:
ª	additional staffing costs of $9.3 million for the quarter and $24.3 million year-to-date in support of business growth initiatives
ª	higher professional fees of $5.5 million in the quarter and $19.0 million in the nine months, largely related to intellectual property protection and growing product submissions
These increases in SG&A are offset by:
ª	favorable bad debt provisions of $2.0 million for the quarter and $7.5 million for the first nine months, resulting from improving trends in receivables quality and collections
ª	Gulf Coast hurricane business interruption insurance gains of $12.0 million during the nine months

ª	a $5.8 million gain on the sale of a company airplane to a related party in the nine month period
R&D increases are primarily due to additional staffing costs of $5.3 million for the quarter and $14.6 million for the first nine months, supporting development of new technology and products.
Other Income (Expense) and Taxes

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%

(In millions)
Interest income	$19.1	$16.4	$2.7		16%	$60.7	$48.0	$12.7		26%
Interest expense	(19.9)	(13.0)	(6.9)		-53%	(55.3)	(37.9)	(17.4)		-46%
Other	0.9	(0.4)	1.3		*	1.3	1.0	0.3		*

Total other income (expense)	$0.1	$3.0	$(2.9)		*	$6.7	$11.1	$(4.4)		*

Income tax provisions	$80.0	$60.5	$(19.5)			$225.0	$202.3	$(22.7)
Tax rate, including one time items	37.0%	34.6%	(2.4	)pp		36.8%	36.1%	(0.7	)pp
The decrease in other income, net, in both the quarter and nine months is primarily attributable to greater interest expense related to higher costs on our 2.6% Debentures issued in December 2006. Higher earnings on investments and receivables in the first nine months of fiscal 2007 are partially offsetting increased debenture interest expense. The reconsolidation of our NJ WAP trust VIEs beginning in November 2006 is also contributing to additional interest income and interest expense. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for further information about this reconsolidation.
Our estimated annual tax rate (excluding one-time items) is 37.6% as of June 30, 2007 versus 36.6% in the prior year period. Adjustments in our tax rate are mainly due to changes in the forecasted geographical mix of annual taxable income.

BUSINESS SEGMENT RESULTS — A Year Over Year Comparative Analysis
Operating income for each division below reflects applicable operating expenses. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information related to our business segments.
North America

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%

(In millions, except units)
Total segment
Revenues	$522.1	$481.3	$40.8		8%	$1,518.7	$1,459.8	$58.9		4%
Gross profit	306.6	269.7	36.9		14%	881.7	819.2	62.5		8%
Gross margin	59%	56%	3	pp	5%	58%	56%	2	pp	4%
Operating income	$199.0	$174.8	$24.2		14%	$588.8	$548.5	$40.3		7%
Operating margin	38%	36%	2	pp	6%	39%	38%	1	pp	3%
Product Sales
Machines	$144.5	$123.9	$20.6		17%	$392.5	$387.8	$4.7		1%
Non-machine	68.1	63.3	4.8		8%	208.1	207.5	0.6		—
Total product sales	212.6	187.2	25.4		14%	600.6	595.3	5.3		1%
Gross profit	$116.6	$99.6	$17.0		17%	$331.0	$321.8	$9.2		3%
Gross margin	55%	53%	2	pp	4%	55%	54%	1	pp	2%
Units sold	12,800	12,200	600		5%	34,700	39,400	(4,700)		-12%
Gaming operations
Revenues	$309.5	$294.1	$15.4		5%	$918.1	$864.5	$53.6		6%
Gross profit	190.0	170.1	19.9		12%	550.7	497.4	53.3		11%
Gross margin	61%	58%	3	pp	5%	60%	58%	2	pp	3%
Installed base units	48,500	40,400	8,100		20%	48,500	40,400	8,100		20%
Improved operating results in North America for the current quarter and nine months ended June 30, 2007 are attributable to the combined performance in gaming operations and product sales.
North America product sales improvements to revenues, gross profit, and gross margins over the prior year periods are primarily due to a more favorable product mix and greater realization of price increases. The product mix reflects higher contributions from AVP® platform machines, as well as gaming systems maintenance and royalties.
Decreased unit sales during the first nine months of fiscal 2007 reflect reduced demand following the cashless replacement cycle and the anticipation of new technology offerings related to server-based gaming. Current quarter replacement sales of 6,400 units compare to 9,500 units in fiscal 2006 and 17,900 replacement units in the nine-month period compare to 28,300 units in the same period last year. New unit sales total 6,400 in the current quarter versus 2,700 in the prior year, and 16,800 new units for the first nine months of fiscal 2007 versus 11,100 in fiscal 2006.
Improvements in North America gaming operations revenues and gross profit are mainly attributable to growth in our installed base. The growth in our installed base is primarily the result of incremental placements of:
ª	lease operations games in New York

ª	Class III, Instant Bingo and poker machines in Oklahoma

ª	Class II units in Florida and California
Gaming operations gross margins in North America for both the quarter and nine months are also improved due to lower WAP jackpot expense and changes in the installed base mix toward more non-WAP units. These non-WAP units typically provide lower earnings and higher margins because they don’t provide an IGT sponsored jackpot. Jackpot expense decreased $11.6 million for the quarter, substantially because of variations in slot play. For the nine months, jackpot expense is down $16.2 million, primarily due to variations in slot play, partially offset by interest rate movements. Gross margin during the first nine months of fiscal 2007 is also benefiting from a $5.0 million hurricane property insurance gain.
International

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2007	2006	Amount		%	2007	2006	Amount		%

(In millions, except units)
Total segment
Revenues	$184.4	$131.1	$53.3		41%	$439.9	$413.2	$26.7		6%
Gross profit	90.0	62.8	27.2		43%	223.5	195.4	28.1		14%
Gross margin	49%	48%	1	pp	2%	51%	47%	4	pp	9%
Operating income	$51.7	$26.0	$25.7		99%	$114.1	$94.6	$19.5		21%
Operating margin	28%	20%	8	pp	40%	26%	23%	3	pp	13%
Product Sales
Machines	$128.5	$85.2	$43.3		51%	$292.1	$297.5	$(5.4)		-2%
Non-machine	23.5	25.2	(1.7)		-7%	58.0	62.5	(4.5)		-7%
Total product sales	152.0	110.4	41.6		38%	350.1	360.0	(9.9)		-3%
Gross profit	$69.4	$49.3	$20.1		41%	$165.9	$159.8	$6.1		4%
Gross margin	46%	45%	1	pp	2%	47%	44%	3	pp	7%
Units sold	24,100	11,300	12,800		113%	47,800	50,100	(2,300)		-5%
Gaming operations
Revenues	$32.4	$20.7	$11.7		57%	$89.8	$53.2	$36.6		69%
Gross profit	20.6	13.5	7.1		53%	57.6	35.6	22.0		62%
Gross margin	64%	65%	(1	)pp	-2%	64%	67%	(3	)pp	-4%
Installed base units	9,700	5,800	3,900		67%	9,700	5,800	3,900		67%
International division improvements during the current quarter are due to growth in both machine sales and gaming operations. Total segment improvements for the first nine months of fiscal 2007 are primarily due to increases in gaming operations.
Growth in current third quarter international product sales and gross profit is primarily due to14,800 additional machines sold in Japan related to the market transition to a Reg-5 gaming environment. Product sales and unit shipments for the first nine months of fiscal 2007 are down over the prior year primarily due to fewer UK machine sales, offset by increased sales in Japan, Asia, and Europe.
International product sales margins fluctuate depending on geographic and product mix, especially related to the contribution from lower priced, lower margin pachisuro games in Japan. Product sales margins during the quarter and year-to-date periods show improvement because of increased contributions from higher yielding markets including Asia and Europe offsetting lower margin sales in Japan.
Improving gaming operations revenues and gross profit are the result of a growing international installed base of recurring revenue games. Year-over-year placement increases are most significant in Mexico, reaching an installed base of 7,300 CDS units at June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from operations, which allows us to reinvest in our business. Our sources of capital also include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity securities. We believe available capital resources will be sufficient to fund all operating requirements, capital expenditures, payment obligations, and share repurchases.
The increase in working capital to $605.3 million at June 30, 2007 from $129.1 million at September 30, 2006 is primarily due to our Debentures classified as current and subsequently redeemed in January 2007 (See Credit Facilities discussed below). On a trailing twelve-month basis, average days sales outstanding at June 30, 2007 increased to 79 days versus 75 days last year, and inventory turns increased to 4.1 versus 3.9 at June 30, 2006. These ratio changes reflect late third quarter sales in Japan.
Cash Flows Summary

	Nine Months Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Amount

(In millions)
Operations	$564.9	$382.5	$182.4
Investing	(224.8)	(86.9)	(137.9)
Financing	(406.1)	(228.2)	(177.9)
Effects of exchange rates	(4.5)	—	(4.5)

Net change	$(70.5)	$67.4	$(137.9)

Operations
We attribute increased operating cash flows in the first nine months of fiscal 2007 mainly to prior year prepayments for exclusive licensing rights, as well as payment timing in inventories, receivables, and taxes. Cash flows related to jackpot liabilities fluctuate based on the timing of winner payments and a number of variables described above under CRITICAL ACCOUNTING ESTIMATES.
Investing
Higher investing cash used in the current nine months is primarily due to investments in CLS of $104.8 million, as well as the business acquisitions of Digideal for $30.9 million and VCAT for $21.8 million, partially offset by increased net proceeds from short term securities. The prior year period includes an equity investment of $56.0 million in Casino IP Holdings, LLC. Current year capital expenditures are up $43.4 million and development financing advances are higher by $25.6 million. Current year investments in property, plant and equipment include ongoing construction of our new Las Vegas campus and updated transportation equipment.

	Nine Months Ended		Increase
	June 30,		(Decrease)
Capital Expenditures	2007	2006	Amount

(In millions)
Property, plant and equipment	$103.6	$48.7	$54.9
Gaming operations equipment	144.3	153.2	(8.9)
Intellectual property	12.2	14.8	(2.6)

Total capital expenditures	$260.1	$216.7	$43.4

North America	87%	77%
International	13%	23%
Financing
Additional net cash used for financing activities in the current nine months is primarily due to increased share repurchases, partially offset by net proceeds from the refinancing of our convertible debentures discussed below.

Share Repurchases
We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases and prepaid structured share repurchases, depending on market conditions and other factors, to achieve our timing, cost and volume objectives.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
Common Stock Repurchases	2007	2006	2007	2006

(In millions)
Shares	6.4	0.1	14.6	5.4
Aggregate cost	$248.8	$3.1	$611.5	$176.1
Additional repurchases between June 30, 2007 and August 3, 2007 total 4.7 million shares in open market transactions for an aggregate cost of $169.2 million. Our remaining repurchase authorization totals 42.0 million shares as of August 3, 2007.
Credit Facilities and Indebtedness (See Note 9 of our Unaudited Condensed Consolidated Financial Statements)
On December 20, 2006, we issued $900.0 million principal amount of 2.6% Convertible Debentures due 2036 in a private placement. Our registration statement on Form S-3 related to the resale of these Debentures became effective with the SEC on March 9, 2007. Under certain circumstances, the Debentures are convertible into cash up to the outstanding principal amount and shares for any excess conversion value. The initial conversion rate is 16.1875 shares per $1,000 principal, for a conversion price of $61.78 per share. The debentures pay interest semi-annually in June and December.
On December 26, 2006, we called our outstanding 1.75% Debentures for redemption. The call gave holders the right to convert their Debentures before January 10, 2007 and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and related conversions, we paid holders $612.7 million and issued 7.3 million shares in the first nine months of 2007.
FINANCIAL CONDITION

			Increase
	June 30,	September 30,	(Decrease)
	2007	2006	Amount

(In millions)
Total assets	$4,092.5	$3,902.7	$189.8
Total liabilities	2,242.4	1,860.7	381.7
Total stockholders’ equity	1,850.1	2,042.0	(191.9)
The reconsolidation of the NJ VIEs beginning in November 2006 is increasing assets and liabilities by $114.6 million related to past jackpot winners at June 30, 2007. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information on the reconsolidation of the NJ trusts.
Additional asset growth is due to investments of $104.8 million in CLS, $30.9 million in Digideal, and $21.8 million in VCAT during fiscal 2007, offset by reductions in cash and short term investments. Other significant asset increases include:

ª	net property, plant and equipment, up $78.3 million mainly due to ongoing Las Vegas campus construction

ª	deferred tax assets, up $73.0 million largely due to the elimination of deferred tax liabilities adjusted to APIC for the 1.75% Debenture conversions

ª	receivables, up $55.5 million with additional current quarter sales
An increase of $288.9 million in liabilities is related to the refinancing of our convertible debentures in December 2006. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our debt.

The most significant increases to Stockholders’ equity during the current nine months are due to share repurchases and dividends paid, partially offset by current period earnings and APIC adjustments for employee stock plans and Debenture conversion deferred tax liabilities.
Arrangements With Off-Balance Sheet Risks
In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet. We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations. Additional off-balance sheet arrangements are described in Note 13 of our Unaudited Condensed Consolidated Financial Statements.
We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:

ª	out of our breach of agreements with those parties

ª	from services to be provided by us

ª	from intellectual property infringement claims made by third parties
Additionally, we have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise because of their status or service as directors or officers. We also agree to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, covering our indemnification obligations in certain circumstances.
It is not possible to determine our maximum potential indemnification obligations due to the limited history of prior claims and the unique facts and circumstances involved in each particular agreement. Such indemnification undertakings may not be subject to maximum loss clauses. Historically, we have not incurred material costs related to indemnification obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Except for the changes described below, there are no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2006.
Convertible Debentures
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
We estimate the fair value of our recently issued 2.6% Debentures at June 30, 2007 totaled $878.0 million versus $887.6 million at issuance in December 2006. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about the new 2.6% Debentures and the redemption of our old 1.75% Debentures.
CLS
The value of our CLS investments are affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The estimated market value of our investment in CLS stock is approximately $42.4 million at June 30, 2007 versus $32.3 million for our initial investment in May 2007.
Additionally, our investment in the CLS 4% convertible note is subject to interest rate risk and volatility in CLS stock prices. Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise. The fair value of convertible notes increases as stock price volatility increases. The CLS note has an estimated fair value of $76.1 million at June 30, 2007 versus our initial investment of $70.3 million in May 2007. We are using 5-year forward contracts with a fair value of $50.1 million at June 30, 2007 to mitigate foreign currency risk on 70% of the note. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about our CLS investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and PFO, as appropriate to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.
As of the end of the period covered by this report, with the supervision and participation of management, including the CEO and PFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and PFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.
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

				Maximum Number
	Total		Total Number of	of Shares Still
	Number of	Average	Shares Purchased	Available for
	Shares	Price Paid	as part of a Publicly	Purchase Under
Periods	Purchased	Per Share	Announced Plan	the Plan

(In millions, except per share amounts)
April 1 - April 28, 2007	2.7	$39.08	2.7	50.4
April 29 - May 26, 2007	2.1	39.05	2.1	48.3
May 27 - June 30, 2007	1.6	39.24	1.6	46.7

Total	6.4	$39.11	6.4

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.
Item 6. Exhibits

10.1*	Summary of Named Executive Officer and Director Compensation Arrangements at June 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2007
INTERNATIONAL GAME TECHNOLOGY
By: /s/ Daniel R. Siciliano
Daniel R. Siciliano
Chief Accounting Officer, Treasurer
and Principal Financial Officer
International Game Technology

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Summary of Named Executive Officer and Director Compensation Arrangements at June 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement