Form 10-K
period 2007-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2007-11-28
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2) of the Exchange Act: Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2007 was approximately $13.5 billion
The number of shares outstanding of each of the registrant’s classes of common stock, as of
November 26, 2007:
315.4 million shares of common stock at $.00015625 par value
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our Proxy Statement relating to the 2008 annual shareholders meeting are incorporated by reference in Part III

INTERNATIONAL GAME TECHNOLOGY

i

FORWARD LOOKING STATEMENTS
This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.
Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
ª	our ability to introduce new products and stimulate replacement demand

ª	the timing, features, benefits, and expected success of new product introductions

ª	the timing of the introduction of and revenues from server-based systems

ª	benefits from research and development efforts

ª	results of our collaboration with the Gaming Standards Association

ª	our ability to acquire, develop or protect intellectual property

ª	our market share, competitive advantage, and leadership position

ª	the advantages offered to customers by our products and product features

ª	gaming growth, expansion, and new market opportunities

ª	our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª	investments in other entities and improved position in related markets

ª	factors impacting future gross margins and tax rates

ª	increasing growth or contributions from certain non-machine products and services

ª	increasing machine sales or placements

ª	legislative or regulatory developments and related market opportunities

ª	available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª	timing and amount of future share repurchases and dividends

ª	expectations regarding losses from off-balance sheet arrangements
Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Item 1A, Risk Factors, in this report for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

PART I
Item 1. Business
GENERAL
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, network systems, licensing and services. We are a preeminent supplier of gaming products to the world, maintaining a wide array of entertainment inspired gaming product lines and targeting gaming markets in all legal jurisdictions worldwide. We are committed to providing quality gaming products at competitive prices, designed to increase the potential for operator profits by serving players better.
International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. Principally serving the United States (US) gaming markets when founded, we expanded into jurisdictions outside the US in 1986. In addition to our main US production facilities in Nevada, we manufacture gaming products in the United Kingdom (UK) and through a third party manufacturer in Japan. We currently maintain sales offices in various gaming jurisdictions around the world.
In addition to our 100% ownership of IGT, International Game Technology has the following directly or indirectly wholly-owned or controlled and consolidated operating subsidiaries:

ª	Acres Gaming Incorporated

ª	Digideal Corporation

ª	I.G.T. — Argentina S.A.

ª	I.G.T. (Australia) Pty. Limited

ª	International Game Technology (NZ) Limited

ª	IGT Asia, Lda.

ª	IGT do Brasil LTDA.

ª	IGT — Canada Inc.

ª	IGT — China, Inc.

ª	IGT — Europe B.V.

ª	IGT — Iceland Ltd.

ª	IGT — Hong Kong Limited

ª	IGT — Japan, K.K.

ª	IGT — Latvia SIA

ª	IGT — Maine, Inc.

ª	IGT — Mexicana de Juegos, S. de R.L. de C.V.

ª	IGT — UK Holdings Limited (Barcrest)

ª	International Game Technology — Africa (Pty) Ltd.

ª	Mariposa Software, Inc.

ª	WagerWorks, Inc.

Unless the context indicates otherwise, references to “International Game Technology,” “IGT,” “we,” “our,” or “the Company” includes International Game Technology and its consolidated subsidiaries and variable interest entities (VIEs). Italicized text in this document with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For more information about our trademark and copyright ownership information, please visit our website, www.IGT.com.
IGT’s principal corporate executive offices are located at:
9295 Prototype Drive
Reno, Nevada 89521
Telephone: (775) IGT-7777
Through the Investor Relations link on our website, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission (SEC), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act and proxy statements on Schedule 14A. Our corporate governance guidelines and charters for our Audit, Compensation, and Nominating and Corporate Governance Committees are also available on our website. This information will be mailed in print form free of charge to any shareholder upon request.

BUSINESS SEGMENTS
We derive our revenues from the distribution of electronic gaming equipment and network systems, related services and licensing of intellectual property (IP). Operating results reviewed by our chief decision maker encompass all revenue sources within each geographical customer region. We currently view our business in two operating segments, each incorporating all types of revenues.
ª	North America consists of our operations in the US and Canada, comprising 77% of consolidated revenues in fiscal 2007 and 79% in 2006 and 2005.

ª	International encompasses all other IGT operations worldwide, comprising 23% of consolidated revenues in fiscal 2007 and 21% in 2006 and 2005.
Additionally, certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment. Other segment and financial information contained in BUSINESS SEGMENT RESULTS of our management discussion and analysis (MDA) and Note 18 of our Consolidated Financial Statements is incorporated here by this reference.
PRODUCTS
We provide a broad range of electronic gaming equipment and network systems, as well as related services, parts, game theme conversions, and IP licensing.
ª	Traditional casino-style slot machines determine the game play outcome at the machine, encompassing:
s	classic physical reel slots

s	video poker slots

s	video reel slots
s	Class III, a regulatory classification for a traditional casino-style slot machine used in tribal jurisdictions
ª	Wide area progressive (WAP) jackpot systems link machines across several casinos within a designated jurisdiction

ª	Central determination system (CDS) machines are connected to a central server which determines the game outcome, including:
s	video lottery terminals (VLT) for government sponsored applications

s	electronic or video bingo machines

s	Class II, a regulatory classification for electronic bingo systems used in tribal jurisdictions
ª	Amusement With Prize (AWP) games, popular in Europe, incorporate limited payouts with features that allow players to exercise an element of skill and strategy
ª	Pachisuro machines or pachislots distributed in Japan are a smaller, simpler variation of American slots, featuring low payouts
ª	The IGT Advantage™ Casino System is a suite of fully integrated casino management solutions for:
s	machine accounting

s	patron management

s	cage and table accounting
s	ticket in/ticket out

s	bonusing (jackpots and promotions)

s	table game automation

ª	IGT Mariposa™ integrated casino customer relationship management (CRM) solutions feature fully integrated marketing and business intelligence systems which provide analytical, predictive, and management tools to maximize casino operational effectiveness

ª	MP Series™ Multi-Player suite provides community-style gaming on a common display, especially useful in jurisdictions where live table games, such as roulette or baccarat, are not allowed

ª	Digideal™ electronic table games include live dealer hosted configurations with digital cards and live chips or virtual chips/electronic credits, as well as a fully virtual platform that can be approved as a slot game, providing table-like gaming for slot only or limited table jurisdictions
We supply our gaming products directly to the customer or through distributors in certain jurisdictions. We also offer equipment contract financing for qualified customers and development financing loans to select customers for new or expanding gaming facilities.

REVENUE STREAMS
We have two revenue streams — gaming operations and product sales.
Gaming operations generate recurring revenues by providing customers with our proprietary gaming products, services or IP under a variety of participation or fixed daily/monthly fee billing arrangements. Gaming operations comprised 52% of consolidated revenues in fiscal 2007 and 50% in 2006 and 2005. See Note 1 of our Consolidated Financial Statements for additional information regarding pricing arrangements and revenue recognition.
A number of factors influence gaming operations revenues and gross margins, including the number and type of machines in service, levels of play (which are somewhat dependent on casino seasonal trends), and variations in pricing arrangements. Gross margins also include the cost of funding progressive jackpot payments to winners, which is subject to interest rate volatility. We monitor the productive life cycle of our proprietary games and systematically replace units experiencing declining play levels with newer games.
We place games under recurring revenue arrangements in over 100 gaming jurisdictions worldwide. The IGT installed base of gaming machines recorded on our balance sheet as part of property, plant and equipment includes casino operations and lease operations units. IGT casino operations units are comprised of traditional casino, Class III, Class II, and other higher yielding gaming machines. IGT lease operations units consist of VLT and other lower yielding gaming machines. Casino owned units are machines sold that also provide a recurring royalty fee.
GAMING OPERATIONS MACHINES
Product Sales include the sale of gaming machines, network systems, parts, game theme conversion kits, related equipment, services, and IP licensing. Product sales comprised 48% of consolidated revenues in 2007 and 50% in 2006 and 2005. As our gaming products become more systems-centric in nature, we anticipate a growing portion of sales from non-machine products. Non-machine revenues (including network systems with related licensing fees, parts and conversions, as well as other miscellaneous royalty fees and services) collectively comprised 30% of product sales in fiscal 2007, 29% in 2006, and 26% in 2005.
PRODUCT SALES COMPOSITION

PRODUCT DEMAND
A number of factors drive demand for our gaming products.
We believe customer strategies to upgrade casino floors with newer games and technologies that combine higher yields with cost savings, convenience, and other benefits drive replacement sales. New or emerging technology that provides operators with a favorable return on investment has the ability to accelerate a machine replacement cycle. This technology may come in the form of new gaming machine cabinets with more processing power or new features having a positive impact on player appeal and/or operator profits.
Casino expansion or new casino openings generate new product demand and stimulate replacement demand at neighboring casinos, which upgrade in order to remain competitive. New jurisdictions establishing legalized gaming also create product demand, contributing to significant growth in the installed base of gaming machines during the past few decades. Finally, a gaming equipment supplier’s reputation for consistently delivering and supporting quality products will encourage operators to select them over others.
STRATEGIC ACQUISITIONS
As part of our ongoing efforts to create shareholder value, we complement our internal resources through strategic alliances and business acquisitions that:
ª	offer opportunities to diversify our geographic reach

ª	expand our product lines and customer base

ª	leverage our technological and manufacturing infrastructure to increase our rates of return
Our significant business acquisitions include:

Company Acquired	Date	Cost
(in millions)
Digideal Corporation	June 2007	$31.2
Venture Catalyst Incorporated (VCAT)	December 2006	21.9
WagerWorks, Inc.	August 2005	89.1
Acres Gaming Incorporated	October 2003	134.0
Anchor Gaming	December 2001	1,323.9
Additional information about current year acquisitions is contained in Note 5 of our Consolidated Financial Statements. WagerWorks provided additional opportunities to expand the distribution of content across new channels and mediums. Acres Gaming further positioned us as a leading global provider of casino gaming systems. Anchor Gaming helped to grow our business presence by allowing us to consolidate all activities of the Spin For Cash Joint Venture and afforded us opportunities to further integrate complementary resources, most significantly the Wheel of Fortune® brand and patents.

PRODUCT DEVELOPMENT
The vision behind IGT product development is to serve players better by utilizing the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability. The foundation of our business model is built on the creation and delivery of game content through integrated casino systems solutions to machine platforms. Our product innovation reflects the anticipation of consumer needs, as well as customer feedback and market trends.
We support our product development efforts through a considerable emphasis and investment in research and development (R&D) of future technology, which we believe enables IGT to maintain a leadership position in the industry. We dedicate over 1,500 employees worldwide to product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. Our investment in R&D totaled $202.2 million in fiscal 2007, $188.5 million in 2006, and $138.4 million in 2005.
Our primary development facilities are located in Nevada, and we have several design centers strategically located worldwide, allowing us to quickly respond to unique market needs and local player preferences. IGT global design centers provide local community presence, customized products, and regional production where beneficial or required. Our UK facility designs and configures AWP and casino games. Our Japan team designs IGT pachisuro games in conjunction with a third party manufacturer. Two teams in Australia design club and casino products. In addition, our corporate R&D group, IGT Labs, is also dedicated to establishing strategic partnerships with key technology providers.
During fiscal 2007, we began a World Game Platform initiative to unify and standardize our technology, design, and development across all global markets. We anticipate reducing time and cost to market by having standardized development worldwide enabling content delivery through uniform technologies. We believe this initiative will facilitate development and deployment of games into any combination of gaming markets, including both thick (processing at the machine) and thin (processing at the server) client-server environments.

Games
We combine the elements of math, play mechanics, sound, art and technological advancements with our library of entertainment licenses and patented IP to provide gaming products with a high degree of player appeal. We continue to expand our game libraries, emphasizing development of game content to address changing consumer preferences and other market trends. Our objective is to develop games that incorporate exciting winning combinations, and appealing graphics and sound.
We actively develop new themes for video reel and video poker, as well as enhance our classic spinning reel products with popular multi-line, multi-coin configurations. We make ongoing efforts to upgrade and optimize our proprietary flagship theme games, such as Wheel of Fortune®, Megabucks®, and Star Wars™, with theme refreshers and innovative features to enhance play. Our games are invented primarily by employee designers and artists. Although not materially dependent on third party developers, we find they can provide added sources of creative ideas and game content.
Using our Product Performance Testing system, we evaluate and forecast the acceptance of new products to quickly identify the more popular gaming concepts. A central computer monitors the performance of games placed in several key casino locations that provide a representative sampling. This system results in a quicker release of higher performing games incorporating market-tested concepts.
Fiscal 2007 highlights
Through our global design facilities, we developed just under 1,000 game themes, including those for traditional gaming environments and unique versions customized for video lottery, CDS, Class II, and international markets. We remain a leader in spinning reel and video poker games in North America, but competition is intense in all categories. We are vigorously competing in video game development and continue designing innovative spinning reel and poker games.
We launched additional group play products offering community rounds where multiple players can participate in the same bonus for added player interaction and high-stakes player attraction. Group player offerings introduced in fiscal 2007 include Indiana Jones™ and Ancient Chinese Secret™. In fiscal 2008, we plan to introduce Wheel of Fortune® Super Spin™ Five-Station™ , a smaller version of our popular Wheel of Fortune® Super Spin™, eBay™ and The Price is Right® Multi-Station™.
We continued the expansion of our winning multi-level progressive (MLP) games that provide more frequent lower level progressive jackpots. The recent introduction of our 5-reel Wheel of Fortune® MLP in Nevada and Native America jurisdictions has been well received. This game allows players to buy-up to different bonus levels, a feature designed to increase the average wager. We plan to continue developing future MLP products, adding WAP features and group play options.
We further developed our MP Series™ of interactive, multi-player station gaming products. The MP Series™ product is comprised of several individual stations connected to a central control device and is available in numerous modular configurations based on operator preferences. We also expanded the MP Series™ product suite this year with the addition of Digideal™ electronic table games. We expect multi-player and electronic table games will become increasingly important, especially in jurisdictions that do not allow live versions of table games. We plan to introduce Baccarat and Roulette themes in the MP Series™ during the first half of fiscal 2008 and anticipate other game themes to follow in the future.
Under arrangements to facilitate development of Walker Digital casino innovations, we initiated our first product collaboration with Guaranteed Play™, a creative new method of wagering game play. Instead of one wager at a time, Guaranteed Play™ patrons have the option of purchasing multiple hands of poker or spins of slot play at a fixed price in advance. We introduced Guaranteed Play™ Poker in limited markets during the latter half of fiscal 2007 and expect a wider release to follow in early fiscal 2008. We anticipate future product offerings will integrate Guaranteed Play™ through our server-based network (sb™) to give operators the ability to package slot play with other promotional offerings.

Network Systems
Games and network systems continue to converge as markets increasingly require this synergy for regulatory purposes, and operators rely more and more on systems to manage game performance and player preferences. As we develop and integrate gaming systems, we recognize networks have the power to dramatically change the appearance and improve the usefulness of gaming systems. Limited gaming networks currently include IGT Advantage™ casino management systems, EZ Pay® ticket systems, CDS, and WAP systems.
Focusing on a more comprehensive enterprise-wide network systems solution, our ongoing server-based gaming (sb™) development is designed to provide IGT customers with tools to more efficiently manage the casino floors and deliver exciting new gaming experiences to players. We believe widespread adoption of sb™ will require implementation of an open architecture that allows distribution of features and applications across multiple gaming manufacturers’ platforms and devices. We are committed to leading the networked gaming transformation through collaboration with the Gaming Standards Association (GSA) to support and implement industry standard protocols enabling a seamless interface with a variety of platforms. In January 2008, we plan to open the IGT Global Technology Center and Interoperability Center, a facility open to manufacturers, strategic partners, and system integrators for compatibility and performance testing of their GSA protocol products, with an emphasis on third-party interface integration assessments.
At the same time, we are focusing significant development efforts on network applications and features providing an enhanced player experience at the machine. Our customers indicate it is important for sb™ to have features beyond operational efficiencies and game download functionality. We believe the acceptance of server-based gaming also depends on its ability to change the player’s experience on the casino floor and offer new ways for casinos to market to their players. In our view, applications that help casinos retain players and create additional revenue opportunities will motivate the operator to implement sb™ enterprise-wide. We are engineering these features now, and expect to demonstrate for operators and regulators the security, efficiency and revolutionary player and casino marketing features this technology can provide.
Our business partners at sb™ pilot properties are testing the initial operational aspects of IGT’s sb™ system and providing valuable feedback to ensure we design products that meet their business needs and regulatory requirements. Five commercial field trials of our server-based system are currently underway in California, Nevada, Michigan and Missouri. The information gathered in the past year from these pilots has enabled IGT to identify issues associated with integration of different machine platforms, slot accounting and player tracking systems. During the first half of fiscal 2008, we plan to upgrade our field trials to the next phase with GSA protocols.
We will continue combining the power of the network with server-based applications, casino transactional systems, and business intelligence software, and unique new gaming products. Toward these efforts, we acquired the Mariposa software, which provides IGT with data mining technology and predictive modeling. This tool is designed to enable the casino to improve profitability by managing and targeting its activities according to projected customer behaviors.
Additionally, we continue supporting and enhancing our IGT Advantage™ Casino System, a suite of traditional casino management software providing operators with real-time information in the areas of slot machine performance, patron management, table game reporting and analysis, along with cage and credit data. This system suite features EZ Pay® Ticketing, as well as direct player marketing systems such as Bonusing™ and NexGen® interactive multi-media displays.
We continually adapt game content for video lottery CDS. Our CDS features include cross property bingo draws, game software downloading, remote game configuration, full accounting and performance reports, virtual private networks and ticket-in/ticket-out (TITO) compatibility.
Platforms
Platforms are the means by which players interact with the games, and we support several in order to maximize our game distribution reach. The challenge of platform development is in determining how to effectively use a wide range of technologies to satisfy global markets with the right features, cost points, and delivery dates. The ultimate goal is ensuring that our content can be deployed through a number of different channels, including traditional gaming platforms, as well as wireless networks, and the internet.
We serve evolving gaming markets with strength and flexibility. Multi-line, multi-coin video games are currently among the most popular games on the casino floor. In response to this trend, our products employ advanced technology enhancing entertainment and communication features, while retaining many of the familiar and popular features of legacy games.

Our Advanced Video Platform® or AVP® is designed to support the next generation of video games. This platform provides improved graphic capabilities such as:
ª	full screen live streaming videos

ª	animations with vivid colors

ª	enhanced stereo and surround sound

ª	expanded storage capacity, allowing for complex bonus features
To facilitate future server-based gaming applications, our AVP® is capable of supporting GSA communication standards necessary for the integration of open, casino wide networks in addition to video capabilities required to support a service window. We are further diversifying the AVP® cabinet library in fiscal 2008 with liquid crystal display widescreens and a consistent full featured set of products available in all major configurations. Additionally, we expect to introduce an innovative new multi-layered display providing a crisp 3-D representation of spinning reels, appealing to video and reel players alike.
Our library of games continues to grow with AVP® as our standard development platform. We also continue to support traditional platforms, including our:
ª	Game King® video platform using the 80960 processor, offering a single or multi-game format, a touch screen monitor, and interactive video slot games with animated graphics and secondary bonusing features

ª	S2000® and Reel Touch® 80960 spinning reel platform, which combines one of our broadest game libraries with upgraded processor boards and an enhanced sound package

ª	VLC 8800™ platform widely used in government sponsored jurisdictions, with the ability to connect with most major North America video lottery control systems

ª	Blue Chip platform used in Australia and New Zealand

ª	Barcrest MPU5 AWP platform produced in the UK

ª	Pachisuro platform used in Japan
We continue leveraging our collective design facilities worldwide in developing game content for delivery through third party platforms, interactive digital TV, cell phones, the internet, and other mobile gaming outlets, as well as networking technology for remote game management and downloading. Our fiscal 2007 efforts to bring premium branded games to the internet casino platform resulted in the development and certification of an online version of IGT Megabucks® expected to release in fiscal 2008. Internet versions of other popular Megajackpots® themes are expected to follow. Additionally, we created rgs™ or remote game server, which will facilitate deployment of our games to various platforms. During fiscal 2007, we also developed a new Barcrest Triple-7 video cabinet for European personal computer game content.
Intellectual Property
Our patents, trademarks, copyrights and other IP rights are significant assets. We seek to protect our investment in R&D and the unique, distinctive features of our products by perfecting and maintaining our IP rights. We obtain patent protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio contains a significant number of domestic and foreign patents related to a variety of video and electronic gaming equipment and systems, including game designs, bonus and secondary game features, and gaming device components.
We market most of our products under trademarks and copyrights that provide product recognition and promote widespread acceptance. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, or storylines. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable.
Others may infringe upon or develop products in violation of our IP rights, and the issue of patents under pending applications is not a certainty. We are subject to general litigation risk related to our ability to enforce and maintain patents, copyrights, trademarks and other IP rights. Seeking enforcement of or declaring our IP rights often results in other parties asserting that our rights are invalid or alleging rights of their own against us. We describe certain IP litigation in Note 16 of our Consolidated Financial Statements.

MARKET REGIONS
We market our gaming products in legalized gaming jurisdictions around the world. While our most significant markets are in North America, we continue to pursue expanding international markets. Opportunities, challenges and our successes vary across these jurisdictions. In the following, we describe various regional development expectations about market size, timing, and government actions. We cannot be certain these expectations will be realized or the extent to which IGT will benefit if they are realized.
North America
As an industry leader, we have participated in the growth of North America gaming, beginning in the early 1990s with Midwest riverboats, through the spread of tribal casinos, and into non-traditional venues such as racetracks (also known as racinos) and bingo parlors. We estimate the base of gaming machines installed in North America has increased from 184,000 machines in 1991 to 889,000 machines in 2007. Our estimate of the installed base of gaming machines in North America below is based on internal data and information provided by various gaming agencies.

	Estimated Market Base
September 30,	2007	2006

Traditional	219,000	224,000
Native America Tribal	123,000	114,000
Racino/Lottery	36,000	33,000

US Western	378,000	371,000

Traditional	125,000	112,000
Native America Tribal	117,000	103,000
Racino/Lottery	22,000	22,000

US Central	264,000	237,000

Traditional	59,000	62,000
Native America Tribal	38,000	36,000
Racino/Lottery	60,000	41,000

US Eastern	157,000	139,000

Traditional	52,000	51,000
Racino/Lottery	38,000	38,000

Canadian	90,000	89,000

Total North America	889,000	836,000

Gaming continues to grow in popularity as a leisure activity in North America. This growth is facilitated by the development of newer, more innovative gaming devices, as well as by the legalization of gambling in jurisdictions where governments are looking for new ways to support public operations. We expect to benefit from further expansion of legalized gambling jurisdictions in fiscal 2008. Legislative actions and the passage of voter referendums are providing new and expanding opportunities in Florida, Pennsylvania, Kansas, Indiana, Washington and California. We continue monitoring gaming legislation in several other states, including Maryland, Massachusetts, Illinois, and Texas. With our leadership position in traditional and Class III gaming products and our growing presence in CDS and Class II products, we believe we are well positioned to be a supplier of choice in any new or expanding jurisdictions.

Sales and Service Regions
Our North America offices are organized into four regions to better respond to customer needs.
US Western
Legalized gaming established in 10 of the 11 western states represents approximately 43% of gaming devices in North America, including:
ª	Traditional casinos in Nevada and Colorado

ª	Class II and Class III casinos in California, Arizona, Colorado, Idaho, Oregon, Wyoming and New Mexico

ª	CDS facilities in Washington

ª	VLT facilities in Oregon, Montana and New Mexico
Nevada holds the largest share of traditional gaming machines in this region with approximately 202,000 machines in more than 280 casinos statewide, with Las Vegas having the highest concentration and continuing to grow. Current casino projects approved or under construction will provide further growth opportunities over the next three years.
California Native America properties have the second largest number of machines and the highest concentration of Class II gaming within the region. The California legislature approved five new tribal compacts in June 2007, allowing for an incremental 22,500 machines in the state. Opponents of four compacts have gathered signatures for a referendum to disallow the compacts and the addition of 17,000 of the approved incremental machines. Although the number and timing of incremental machines remains uncertain, we anticipate opportunities will develop over the course of the next few years.
We continue to increase our share of machines in Washington State through competitive pricing and a steady supply of CDS game titles. We expect future opportunities in Arizona, Colorado, New Mexico and Idaho will provide both replacement and expansion growth.
US Central
Spanning 18 states and approximately 30% of North America gaming devices, the central region encompasses:
ª	riverboats in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri

ª	land based casinos in Michigan and Louisiana

ª	Class III casinos in Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, North Dakota, South Dakota, and Wisconsin

ª	Class II and Class III properties in Oklahoma

ª	racinos in Arkansas

ª	VLT facilities in Louisiana and South Dakota

The largest concentration of gaming devices in this region is in the riverboat jurisdictions and land-based casinos with approximately 125,000 machines in 96 locations. Tribal properties in Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, North Dakota, South Dakota, and Wisconsin include 125 casinos having approximately 73,000 Class III gaming devices, with continuing opportunities for TITO conversions and legacy product replacements.
Oklahoma currently contains approximately 42,000 gaming machines. We initiated Class III game installations in the state during fiscal 2005, and our installed base continues to grow. Oklahoma also became the 19th state to join the IGT Native American Progressive Systems links in 2006.
Kansas legislation passed in March 2007 permits four destination casinos and slots at two racetracks. The casinos will be owned by the state lottery and managed by private companies. Indiana also passed legislation allowing slots at two racetracks during fiscal 2007, and we anticipate Louisiana and South Dakota VLT replacements in the near term.
US Eastern
Comprising approximately 17% of the North America installed base, the eastern region includes:
ª	traditional casinos in Atlantic City, New Jersey and cruise ships

ª	Class III tribal casinos in Connecticut, New York, and North Carolina

ª	centrally monitored facilities in Delaware, Florida, Maine, New York, Pennsylvania, Rhode Island, and West Virginia

ª	Class II and/or CDS facilities in Alabama and Florida
Atlantic City has the largest number of machines in the region with approximately 36,000 machines. Pennsylvania slot parlor openings in 2007 are adding new competitive pressures to this region, along with mergers concentrating casino ownership, which may have some impact on growth. However, we anticipate openings of new Atlantic City casinos in 2011 will provide additional gaming expansion opportunities.
New York and Connecticut casinos continue expanding their Class III facilities. Connecticut tribes announced two new hotel casinos, and at least one New York tribe announced a new hotel/casino expansion during fiscal 2007.
Delaware, New York, and Rhode Island are centrally monitored states with games distributed under long-term revenue sharing arrangements. We continue growing our share of machines installed at existing facilities through the reallocation process based on the quality of game performance.
Pennsylvania opened five gaming properties in fiscal 2007 with 10,000 machines. Two more facilities are expected to open in fiscal 2008 with up to 14 total properties open by the end of 2010. We are limited by regulation to 50% of each casino floor for 30 months following each casino opening.
Alabama CDS facilities plan future expansions in at least two locations. We provide machines and systems to this jurisdiction through revenue sharing arrangements, installing their first IGT Advantage system in 2007.
Florida’s tribal compact negotiations are ongoing to determine when Class III machines will be allowed in the state. We anticipate this action could increase the Florida tribal machine count by as many as 15,000 units, gradually replacing Class II machines altogether. Additionally, three Florida racinos opened in Broward County during 2007. A Miami-Dade County local option vote is scheduled for January 2008, which if passed, will allow for the installation of up to 2,000 gaming machines at each of the three eligible pari-mutuel facilities in the county.
Canada
Every Canadian province has some form of gaming, which we service with four facilities in Canada providing sales and technical support. Casinos, racinos and public gaming in Canada make up 10% of the North America installed base. Government corporations in Alberta, Manitoba, Quebec, Saskatchewan, and the four Atlantic provinces operate video lottery programs. While demand in Canada has stabilized, replacements and expansions provide steady machine, parts, and game software sales.

International
IGT offices are located internationally to better serve customer needs and address local regulatory issues.
Our pursuit of international growth opportunities outside of North America began in 1986. Our international strategy capitalizes on our North America experience, while customizing products for unique local and regulatory environments. International headquarters located in the Netherlands oversees operations servicing:
ª	casinos in Asia, Europe, Latin America, Russia and South Africa

ª	clubs and casinos in Australia and New Zealand

ª	AWP facilities and casinos in the UK and continental Europe

ª	pachisuro parlors in Japan

ª	US military bases overseas
The outlook for international market expansion continues to improve as support increases for legalized casinos as a means of promoting tourism revenue. We anticipate increasing financial contributions from our international operations as these markets continue growing.
Europe
Our Netherlands office opened in 1992 to service casino markets in continental Europe, the Middle East and North Africa. Casinos and slot halls in these regions compete with non-casino environments such as pubs and arcades. We anticipate moderate growth in Europe’s installed base of gaming machines, and cashless solutions continue driving replacement units.
Latin America
With offices in Argentina, Mexico, and Brazil, we market gaming equipment in several legalized gaming jurisdictions in Latin America. In fiscal 2005 we established an office and began placing CDS Video Bingo units in Mexico. Mexico growth continues, with an installed base of approximately 7,500 units at September 30, 2007. We also anticipate further CDS development in other Latin America jurisdictions.
South Africa
Our office in Midrand, Gauteng services the gaming markets located in Africa, Sub-Saharan Africa and the Indian Ocean Islands. Casino gaming in South Africa is governed under its 1996 National Gambling Act, allowing for the allocation of up to 40 casino licenses in nine provinces. We introduced WAP games in South Africa during fiscal 2006. Limited-payout machines are also providing new expansion opportunities in this jurisdiction.
Asia
Our Macau office began servicing the Asia region in fiscal 2005. We expect continuing growth in Macau and the surrounding region, as countries such as Singapore, Vietnam, Taiwan, South Korea and Cambodia consider and implement further gaming expansion and development. During fiscal 2007, we established a sales office in the Philippines and a representative office in Beijing to pursue opportunities in China.

Australia and New Zealand
Australia is one of the largest and most established markets for video gaming products outside of North America. Our offices in Australia and New Zealand provide sales and customer service for casino, club, and hotel gaming. New South Wales, Australia’s largest jurisdiction, recently approved TITO cashless technology.
Although “harm minimization” continues to be an important political issue in this region, most of the more restrictive gaming measures are fully implemented, and our experience indicates operator confidence is returning to the market. Major Australian operators are expanding their gaming operations outside Australia providing additional expansion opportunities.
United Kingdom
We established full-scale operations in Manchester with the acquisition of Barcrest Limited in March 1998. Facilities were added in the Midlands region during fiscal 2002 for casino gaming implementations under the UK Gambling Act. Barcrest is a leading manufacturer of AWP games and top box products, servicing customers in the UK and continental Europe. AWP games generally provide lower yields and have shorter product life cycles. Demand in UK markets is primarily replacement driven, dominated by pubs, licensed betting offices (LBO), bingo halls and arcades that expect frequent new releases. The UK installed base is approximately 240,000 units.
Barcrest efforts encompass three design centers focusing on UK products and one design center focused on products for continental Europe. In addition to AWP games, Barcrest is increasingly focused on video content, systems, and remote gaming products. During fiscal 2007, video game content supply agreements were secured with major UK LBO chains and Kerchingcasino.com, an online casino, was launched.
Japan
We have served the gaming market in Japan since 1990 with engineering, development, sales, and administration from our head office in Tokyo and a logistics office in Nagano. Our third-party manufacturing relationship with Sega Sammy is helping us be a more competitive and consistent performer in the pachisuro marketplace.
Japan began transitioning from Regulation-4 (Reg-4) to Regulation-5 (Reg-5) games during 2006, and the removal of all Reg-4 units was required by September 30, 2007. Reg-5 games are restrictive in nature and less appealing to players. As customers are taking time to adjust to this transition, the overall installed base contracted during fiscal 2007 to a current estimate of 1.2 million units.
Internet
We provide online casino services from Alderney in the British Channel Islands. We provide internet gaming services only in jurisdictions where online gaming is legal.

COMPETITION
The market for gaming machines and network systems is highly competitive, constantly evolving and subject to rapid technological change. Competition is a significant driver of new product development. Principal competitive factors include:
ª	product functionality and features

ª	product architecture and technological innovations

ª	availability and quality of support

ª	ease and speed of product implementation

ª	vendor and product reputation

ª	knowledge of gaming industry practices

ª	customer acceptance and player preference
We believe IGT has a global competitive advantage as a result of:
ª	broad alliances and a long history with customers

ª	the breadth of our gaming products

ª	a dynamic and diverse library of innovative and strong performing games

ª	the development of systems that enhance operator profitability

ª	an extensive collection of intellectual properties

ª	high levels of customer service and support

ª	the financial strength to aggressively invest in R&D

ª	an extensive, well established infrastructure of sales and manufacturing

ª	worldwide recognition and geographic diversity
Our competitors include, but are not limited to, the following manufacturers that have developed casino-style gaming products and are either authorized to sell products or are in the licensing process in many US and foreign gaming jurisdictions:
ª	Ainsworth Gaming Technology

ª	Aristocrat Leisure Limited

ª	Aruze (formerly known as Universal)

ª	Bally Technologies, Inc. (formerly Alliance)

ª	Franco Gaming, Ltd. (a division of Recreativos Franco)

ª	Gauselmann Group (Atronic)

ª	Konami Co. Ltd.

ª	Lottomatica S.p.A. (acquired GTech in 2006)

ª	Multimedia Gaming Inc.
ª	Novomatic Industries

ª	Progressive Gaming International Corporation (formerly Mikohn)

ª	Rocket Gaming Systems

ª	Scientific Games Corporation

ª	Shuffle Master, Inc.

ª	Unidesa (part of the Cirsa Group)

ª	Video Game Technologies

ª	WMS Industries, Inc.

OPERATIONAL OVERVIEW
Manufacturing and Suppliers
In addition to our main production facility in Reno, Nevada, we manufacture AWP and UK casino products in the UK and pachisuro machines through a third party manufacturer in Japan. International casino and club gaming machines are fabricated, whole or in kit form, at our Reno facility. Our manufacturing operations primarily involve the configuration and assembly of electronic components, cables, harnesses, video monitors and prefabricated parts purchased from outside sources. We also operate facilities for cabinet manufacturing, silkscreen, and digital design. We have a broad base of material suppliers and utilize multi-sourcing practices to ensure component availability.
Our Reno facility currently devotes more than 850,000 square feet to product development, manufacturing, warehousing, shipping and receiving. During the current year, we consolidated several Las Vegas leased facilities into our newly constructed 37-acre central campus to be completed in fiscal 2008. Maintaining our commitment to quality during fiscal 2007, we renewed our ISO 9001.2000 industry certification at all of our manufacturing facilities. ISO standards represent an international consensus with respect to the design and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.
We generally carry a significant amount of inventory related to the breadth of our product lines. We reasonably expect to fill our order backlog within the next fiscal year, totaling approximately $327.6 million at October 31, 2007 and $353.9 million at October 31, 2006.

Sales and Distribution
We provide products and services to private and governmental gaming operators. We promote our products through a worldwide network of sales associates. We use third party distributors and agents in certain markets under arrangements that generally do not specify minimum purchases and provide for termination if certain performance standards are not maintained.
Customer Service
We consider customer service an important aspect of our overall marketing strategy and a key factor differentiating us from our competitors. We provide product delivery and services for installation, warranty, after-market technical support, new product training and support, supplemental equipment and spare parts, product retrofit and game conversions, as well as WAP jackpot network systems and internet casino operations. We employ trained personnel in over 50 customer service centers worldwide.
IGT provides access to product information and customer service 24 hours a day, seven days a week. We also offer customers a variety of classes through the IGT Training University to ensure their employees can successfully use our products to their full potential. We provide 24-hour customer support through our website (www.IGT.com) and a fully staffed Global Support Center telephone hotline, with access to a full range of field support engineering resources to resolve technical issues.
Regulatory Compliance
IGT is dedicated to regulatory compliance worldwide in order to ensure that our products meet requirements in each gaming jurisdiction and that we obtain the necessary approvals and licenses. We conduct business in most jurisdictions where gaming is legal and hold licenses where required. We submitted over 51,000 products for regulatory approval during fiscal 2007.
Employees
As of September 30, 2007, we employed approximately 5,400 individuals worldwide, including 4,400 in North America and 1,000 internationally. We believe we have favorable relationships with our employees. IGT is committed to providing employees a stable and rewarding work environment, with opportunities to grow their talents and share in company successes, which they make possible. See Note 4 of our Consolidated Financial Statements about our employee benefit plans.

GOVERNMENT GAMING REGULATION
We operate in most legal casino gaming jurisdictions worldwide, as well as in a significant number of legalized lottery jurisdictions. The manufacture and distribution of gaming equipment, systems, and services, as well as the operation of casinos, is subject to regulation by a variety of local and federal agencies, with the majority of oversight provided by individual state gaming control boards. While the regulatory requirements vary from jurisdiction to jurisdiction, most require:
ª	licenses and/or permits

ª	findings of suitability for the company, as well as individual officers, directors, major stockholders and key employees

ª	documentation of qualification, including evidence of financial stability

ª	specific approvals for gaming equipment manufacturers and distributors
Our operating entities and key personnel have obtained or applied for all required government licenses, permits, registrations, findings of suitability and approvals necessary to manufacture and distribute gaming products in all jurisdictions where we do business. Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction.
Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues. As such, our financial systems and reporting functions must demonstrate high levels of detail and integrity.
Certain regulators not only govern the activities within their jurisdiction, but also oversee activities that occur in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada corporation, state regulatory authorities require us to maintain Nevada standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99 of this Annual Report on Form 10-K, incorporated herein by reference.
The nature of the industry and our worldwide operations make this process very time consuming and require extensive resources. We employ additional community staff members and legal resources familiar with local customs in certain jurisdictions to assist in keeping us compliant with applicable regulations worldwide. Through this process, we seek to assure both regulators and investors that all our operations maintain the highest levels of integrity and avoid any appearance of impropriety. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.
Responsible Gaming
Fiscal 2007 marks the 10th anniversary of the IGT Responsible Gaming (RG) Program.  Corporate social responsibility has taken on a new dimension since the inception of our program ten years ago.  Gaming jurisdictions can suffer negative public backlash due to lack of attention to the issue of problem gambling.  As our markets expand internationally, so must our understanding of social protections and responsible gaming in different cultures.  IGT works closely with new gaming jurisdictions to develop sound responsible gaming policies and guidelines to help ensure programs remain viable over the long term.
As a technology provider to the gaming industry, our approach to responsible gaming differs only slightly from that of the gaming operator, and the objectives are the same:
ª	raise awareness of the issue

ª	collaborate with customers and public policy makers in developing RG practices and programs

ª	educate our employees

ª	support research and treatment
Our experience has taught us that corporate social responsibility must be a cornerstone of any sound gaming program and is vital to sustaining our industry.  We support our commitment to RG with funding for numerous federal, state and local organizations, conferences and events, including:
ª	Problem Gambling Center

ª	Responsible Gaming Education Week

ª	Problem Gambling Awareness Week
ª	National Center for Responsible Gaming (NCRG)

ª	National Council on Problem Gambling (NCPG)

ª	National Problem Gambling Helpline

Item 1A. Risk Factors
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
Any delays in obtaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. Further, changes in existing gaming regulations may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.
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
The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no guarantee that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us.
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
We may be unable to protect our IP.
A significant portion of our revenues is generated from products using certain IP rights, and our operating results would be negatively impacted if we were unsuccessful in protecting these rights from infringement. In addition, some of our most popular games and features are based on trademarks, patents and other IP licensed from third parties. The continued success of these games may depend upon our ability to retain or expand these licenses with reasonable terms. We also depend on trade secret law to protect certain proprietary knowledge and have entered into confidentiality agreements with those of our employees who have access to this information. However, there can be no guarantees that our employees will not breach these agreements, and if these agreements are breached it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered.
We may be subject to claims of IP infringement or invalidity.
Periodically we receive notification from others claiming that we are infringing their patent, trademark or other IP rights. Regardless of their merit, such claims may cause us to incur significant costs. Responding to these claims could also require us to stop selling or to redesign our products, to pay significant amounts in damages or enter into agreements to pay significant licensing fees or royalties. Additionally, if any of these claims prove successful, it could limit our ability to bring new products to market in the future.
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
Our outstanding Senior Convertible Debentures subject us to additional risks.
Our 2.6% Debentures issued in December 2006 contain a net settlement feature. This feature entitles holders of Debentures to receive cash up to $1,000 and shares for any excess conversion value determined in a manner in the indenture governing the Debentures. Consequently, if a significant number of Debentures are converted or redeemed, we would be required to make significant cash payments to the holders who convert their Debentures.
Our outstanding credit facility subjects us to additional risks.
Our Senior Credit Facility subjects us to a number of financial covenants, which could result in an event of default if not complied with. The Senior Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.
Investments and development financing loans could adversely impact liquidity.
We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes. Such financing subjects us to increased credit risk in certain regions, as well as other inherent risks such as political or economic instability in related markets. Our liquidity or financial position may be negatively impacted if we are unable to collect on these loans or benefit from these investments.
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

The risks related to operations outside of traditional US law could negatively affect our results.
We operate in many countries outside of the US and tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks including:
ª	political or economic instability

ª	additional costs of compliance

ª	tariffs and other trade barriers

ª	fluctuations in foreign exchange rates outside the US

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We expect our current properties will be adequate for our near-term business needs.
North America
Our largest manufacturing facility and corporate offices are located in Reno, Nevada, where we own a 1.2 million square foot facility that houses our manufacturing, cabinet production, silkscreen, engineering, sales and corporate administrative functions. This facility supports production for all of North America and all international markets, except Japan and the UK. We also lease 147,000 square feet of additional warehousing facilities in Reno under agreements expiring through June 2008.
We expect to complete construction in fiscal 2008 of our new 618,000 square foot Las Vegas campus consolidating several leased facilities. This new facility will house our largest sales and service force as well as warehousing and administrative functions. At September 30, 2007, we lease approximately 292,000 square feet of warehousing, sales and administration facilities in Las Vegas under agreements expiring between December 2007 and June 2008. Additionally, we lease approximately 366,000 square feet of warehousing, sales and service facilities throughout the US and Canada supporting local market needs under leases expiring between December 2007 and January 2016.
International
We own 149,000 square feet and lease 30,000 square feet under leases expiring through September 2010, which support manufacturing, sales and administrative functions in the UK. We own 12,000 square feet in New Zealand and lease 121,000 square feet in Australia under leases expiring through December 2011, for subassembly, sales and administration. All other international facilities total 227,000 square feet under leases expiring through April 2012.
Item 3. Legal Proceedings
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material adverse effect on our financial position or results of operations. A description of certain of these matters is contained in Note 16 of our Consolidated Financial Statements and is incorporated herein by this reference.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “IGT.” The following table presents the high and low prices of our common stock as traded on the NYSE and quarterly cash dividends declared for the last two fiscal years.

	Stock Price	Stock Price	Dividends
	High	Low	Declared

Fiscal 2007
First Quarter	$46.76	$40.49	$0.130
Second Quarter	48.79	37.89	0.130
Third Quarter	42.00	36.80	0.130
Fourth Quarter	43.34	33.57	0.140

Fiscal 2006
First Quarter	$31.29	$25.44	$0.125
Second Quarter	37.18	30.12	0.125
Third Quarter	39.39	34.71	0.125
Fourth Quarter	42.34	35.48	0.130
There were approximately 2,900 record holders of IGT’s common stock and the closing price was $41.13 as of
November 26, 2007.

IGT’s transfer agent and registrar is:	Wells Fargo Shareowner Services
Manager of Account Administration
161 North Concord Exchange
South St. Paul, MN 55075-1139
(800) 689-8788
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
Our fourth quarter repurchases and remaining authorization are summarized below. Shares purchased exclude treasury shares acquired in non-cash transactions related to forfeited stock awards, shares exchanged for options exercised, and shares withheld to satisfy employee tax obligations. We repurchased 2.3 million additional shares between September 30, 2007 and November 26, 2007.

				Maximum Number
	Total		Total Number of	of Shares Still
	Number of	Average	Shares Purchased	Available for
	Shares	Price Paid	as part of a Publicly	Purchase Under
Periods	Purchased	Per Share	Announced Plan	the Plan

(In millions, except per share amounts)
July 1 - July 28, 2007	2.7	$36.77	2.7	44.0
July 29 - August 25, 2007	5.6	34.89	5.6	38.4
August 26 - September 29, 2007	5.2	40.62	5.2	33.2

Total	13.5	$37.47	13.5

Performance Graph
The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period for our fiscal years ended September 30, 2002 through 2007 in comparison to the Standard and Poor’s 500 Composite Index and our peer group. Our peer group consists of Bally Technologies, Inc., Progressive Gaming International Corporation, Scientific Games Corp., Shuffle Master, Inc. and WMS Industries, Inc. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among International Game Technology, The S&P 500 Index and A Peer Group

	2002	2003	2004	2005	2006	2007
International Game Technology	$100.00	$163.89	$210.99	$160.97	$251.38	$264.37
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
Peer Group	100.00	149.13	189.47	239.34	254.54	321.79

Item 6.	Selected Financial Data
The following should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.
FINANCIAL HIGHLIGHTS

As of and for Years ended September 30,	2007	2006	2005	2004	2003

(In millions, except per share amounts)
Revenues	$2,621.4	$2,511.7	$2,379.4	$2,484.7	$2,128.1
Gross profit	1,480.8	1,371.7	1,190.7	1,319.2	1,094.8
Operating income	800.3	725.1	663.7	814.3	665.9
Income from continuing operations, net of tax (1)	508.2	473.6	436.5	429.8	375.3
Discontinued operations, net of tax (2)	—	—	—	58.9	15.4
Net income (1, 2)	508.2	473.6	436.5	488.7	390.7

Basic earnings per share (1)
Continuing operations	$1.54	$1.41	$1.27	$1.24	$1.09
Discontinued operations (2)	—	—	—	0.17	0.05
Net income	1.54	1.41	1.27	1.41	1.14

Diluted earnings per share (1)
Continuing operations	$1.51	$1.34	$1.20	$1.17	$1.04
Discontinued operations (2)	—	—	—	0.15	0.04
Net income	1.51	1.34	1.20	1.32	1.08

Weighted average shares outstanding
Basic	330.1	336.8	343.7	346.8	344.0
Diluted	336.1	355.8	370.2	376.3	366.7

Cash dividends declared per share	$0.530	$0.505	$0.485	$0.420	$0.175

Cash from operations	$821.5	$624.1	$726.4	$623.6	$408.7
Cash from investing	(296.7)	(234.0)	(215.8)	364.8	(597.5)
Cash from financing (3)	(556.5)	(386.9)	(525.6)	(1,121.7)	420.7
Capital expenditures (4)	344.3	310.5	238.6	210.9	128.6
Cash used for share repurchases	1,118.3	426.7	354.7	129.8	161.3

Cash and investment securities (3, 6)	$400.7	$589.1	$688.1	$766.7	$1,315.6
Working capital (7)	595.5	129.1	219.6	949.7	1,133.1
Total assets	4,167.5	3,902.7	3,864.4	3,873.0	4,185.2
Notes payable, net (current and non-current) (3)	1,508.6	832.4	811.0	791.9	1,552.9
Jackpot liabilities (current and non-current) (5)	643.1	546.7	705.8	719.3	541.1
Non-current liabilities	2,023.3	614.1	741.1	1,336.4	1,552.7
Stockholders’ equity	1,452.7	2,042.0	1,905.7	1,976.6	1,687.5

(1)	Fiscal 2004 includes $127.9 million pretax ($81.4 million after tax or $0.22 per diluted share) for losses on early debt redemption.

(2)	Certain discontinued Anchor operations were reclassified and sold subsequent to acquisition. Fiscal 2004 includes related gain on sale of $56.7 million after tax.

(3)	Fiscal 2004 includes $969.6 million of principal debt reduction. Fiscal 2003 includes proceeds of $575.0 million from debentures issued.

(4)	Capital spending increases relate to additional investments in gaming operations equipment, as well as spending for our new Las Vegas campus construction and Reno facilities expansion in fiscal 2005, 2006 and 2007.

(5)	Jackpot liabilities increased in fiscal 2007 and 2004 due to VIE consolidations and decreased in fiscal 2006 due to VIE deconsolidations.

(6)	Cash and investment securities include restricted amounts.

(7)	Fiscal 2006 includes $611.1 million of convertible debentures classified in current liabilities because our common stock met the conversion price threshold. Fiscal 2005 includes $602.2 million of debentures classified as current due to holders’ redemption rights.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following MDA is intended to enhance the reader’s understanding of our company operations and current business environment. MDA is provided as a supplement to and should be read in conjunction with our Item 1, Business, and Item 8, Financial Statements and Supplementary Data.
International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, network systems, licensing and services. We are a leading supplier of gaming products to the world, providing a well-diversified offering of quality products and services at competitive prices that are designed to increase the potential for operator profits by serving players better.
In fiscal 2007 we achieved the highest annual revenues in company history at $2.6 billion, largely attributable to growth in our gaming operations installed base reaching a record 59,200 machines in service at September 30, 2007. We operate in two segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. International operations continue to be a growing contributor with operating income up 44% in fiscal 2007. See the BUSINESS SEGMENT RESULTS below and Note 18 of our Consolidated Financial Statements for additional segment information and financial results.
We are dedicated to generating financial growth by continuing to focus on the three cornerstones of our success: product development, market development and capital deployment. We invest more in product development than any of our principal competitors and believe this helps us deliver the broadest gaming product lines across the most markets. Our current development efforts reflect our forward thinking and will support the near term evolution of the gaming floor. This includes the expansion of our business model beyond machine sales toward a more systems-centric, networked gaming environment. Our new World Game Platform initiative, started in fiscal 2007, will unify and standardize our development efforts worldwide. We believe our sb™ applications will be commercially available beginning in 2009 and will further differentiate IGT gaming products by offering operators new ways to engage and interact with players, as well as the ability to market cross-functional products and player conveniences.
We are dependent, in part, on new market opportunities to generate growth. Some of these opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism. We continue to expand our footprint globally, especially in emerging markets in Asia and Latin America. Our ongoing initiatives to enhance growth in new areas of gaming include financing customer construction or expansion. In April 2007 we agreed to provide $80.0 million in development financing and $40.0 million in equipment financing over the next five years to gaming operators in Argentina.
We are able to return value to our shareholders and reinvest in our business because of our ability to generate substantial operating cash flows, the highest ever in fiscal 2007 at $821.5 million. During fiscal 2007 we returned $1.3 billion to our shareholders through dividends and share repurchases. We consider strategic business combinations, investments, and alliances to expand our geographic reach, product lines and customer base. During fiscal 2007, we invested $105.6 million in China LotSynergy Holdings, Ltd. (CLS) for developing opportunities in the China lottery, $31.2 million in electronic table games with Digideal and $21.9 million in VCAT for the Mariposa CRM software. See Notes 2 and 5 of our Consolidated Financial Statements for additional information about these investments.
While domestic replacement sales are expected to remain at historically low levels in the upcoming year, we anticipate benefiting from growth in new or expanding domestic markets beginning in the second half of fiscal 2008. We also anticipate revenues will be driven by our growing gaming operations installed base, network systems sales, and machine sales as casino operators begin to upgrade platforms to capitalize on networked functionality and new features. We also expect to benefit from further gaming expansion outside of North America and new content distribution channels enabled by network systems and table gaming initiatives. We will continue server-based gaming development, working with our competitors and customers to ensure the future is powered by an open network that enables products from multiple suppliers to work together without the need for additional programming or interfaces.

RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2007, the Financial Accounting Standards Board (FASB) proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). If approved, FSP APB 14-a will require IGT, as an issuer of convertible debt that may be wholly or partially settled in cash, to separately account for the liability and equity components of the convertible debt instrument and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for IGT’s fiscal 2009 and will require retrospective application. We are currently evaluating the proposed FSP and it may result in higher interest expense related to our Debentures for all periods presented.
We adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, in fiscal 2006 and recognized share-based compensation in our financial statements. See CONSOLIDATED OPERATING RESULTS below for a discussion of the impact to operating results in fiscal 2006, as well as Notes 1 and 4 of our Consolidated Financial Statements for additional information regarding our share-based compensation.
See Note 1 of our Consolidated Financial Statements for information regarding recently issued accounting standards that may impact IGT upon adoption.
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
Goodwill, Other Intangible Assets, and Royalties
We measure and test goodwill for impairment using the two-step approach under SFAS 142, Goodwill and Other Intangible Assets, at least annually or more often if there are indicators of impairment. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. Our goodwill totaled $1.1 billion at September 30, 2007 and September 30, 2006. The last three annual goodwill impairment tests indicate the fair value of each reporting unit is substantially in excess of its carrying value.
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
Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles totaled $245.5 million at September 30, 2007 and $257.0 million at September 30, 2006.
If an event or change occurs, we estimate cash flows directly associated with the use of the intangible to test recoverability and remaining useful lives based on the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding changes in legal factors, related industry climate, regulatory actions, contractual factors, operational performance and the company’s strategic business plans, as well as the effects of obsolescence, demand, competition, and other market conditions. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of a finite-lived intangible asset or asset group, we then compare the carrying amount to its current fair value. We estimate the fair value using prices for similar assets, if available, or more typically using a DCF model. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.
We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $104.6 million at September 30, 2007 and $136.5 million at September 30, 2006.
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
Jackpot Liabilities and Expenses
Only a portion of our recurring revenue arrangements incorporate an IGT paid WAP jackpot for which we recognize corresponding jackpot liabilities and expense. Changes in our estimated amounts for jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of the following factors:
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
Our jackpot liabilities increased to $643.1 million at September 30, 2007 compared to $546.7 million at September 30, 2006 primarily due to trust reconsolidations (see Note 2 of our Consolidated Financial Statements for additional information about the trusts). Jackpot expense totaled $164.7 million for fiscal 2007, $184.9 million for fiscal 2006 and $258.5 million in fiscal 2005. Fluctuations in fiscal 2007 and 2006 resulted from variations in slot play, fewer WAP units in service and interest rate movements. Additionally, jackpot expense declined significantly during fiscal 2006 due the implementation of lower base jackpot systems as discussed in BUSINESS SEGMENT RESULTS later. See Note 1 of our Consolidated Financial Statements for additional accounting policies related to jackpot liabilities and expense.
Inventory and Gaming Operations Equipment
The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our inventories totaled $144.8 million at September 30, 2007 and $162.1 million at September 30, 2006.
We are also required to estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges, which would have a negative impact on gross profit. In fiscal 2005, our assessment of estimated salvage values resulted in technological obsolescence charges of $41.6 million in cost of gaming operations due to expected future releases of more advanced cabinet and game designs.
Share-based Compensation
We account for share-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Notes 1 and 4 of our Consolidated Financial Statements for additional information regarding these assumptions.
Income Taxes
Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, as well as income tax payment timing. We adjust deferred taxes based on changes in the difference between the book and tax basis of our assets and liabilities, measured by future tax rates we estimate will apply when these differences are expected to reverse. This process involves estimating our current tax position in each federal, state, and foreign jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully recover any deferred tax assets. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized based on our estimation of future taxable income in each jurisdiction. Changes in tax laws, enacted tax rates, geographic mix or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision.
The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We accrue reserves for potential tax contingencies quarterly based on a comprehensive review of our global tax positions. These reserves are adjusted as necessary and released after matters are resolved with certain tax authorities or upon the closure of tax years subject to tax audit. Reserves for these tax matters are included on our balance sheet as a component of accrued income taxes. If payment of these amounts proves to be unnecessary, the reversal of liabilities could result in the recognition of a future tax benefit. If our tax liabilities are understated, a charge to our tax provision would result.
Additionally, we are currently evaluating the impact of the guidance issued in June 2006 under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, effective for IGT at the beginning of fiscal year 2008.
Net deferred tax assets totaled $208.8 million at September 30, 2007 and $136.6 million at September 30, 2006 and accrued income taxes totaled $49.5 million at September 30, 2007 and $36.1 million at September 30, 2006.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2007	2006	2005	07 vs 06			06 vs 05

(In millions except units & EPS; pp = percentage point)
Total
Revenues	$2,621.4	$2,511.7	$2,379.4	$109.7		4%	$132.3		6%
Gross profit	1,480.8	1,371.7	1,190.7	109.1		8%	181.0		15%
Gross margin	56%	55%	50%	1	pp	2%	5	pp	10%

Operating income	$800.3	$725.1	$663.7	$75.2		10%	$61.4		9%
Operating margin	31%	29%	28%	2	pp	7%	1	pp	4%

Net income	$508.2	$473.6	$436.5	$34.6		7%	$37.1		8%

Diluted EPS	$1.51	$1.34	$1.20	$0.17		13%	$0.14		12%

Gaming operations
Revenues	$1,361.2	$1,251.4	$1,198.5	$109.8		9%	$52.9		4%
Gross profit	823.0	730.0	614.1	93.0		13%	115.9		19%
Gross margin	60%	58%	51%	2	pp	3%	7	pp	14%

Installed base units	59,200	49,600	38,800	9,600		19%	10,800		28%

Product sales
Machines	$876.0	$896.8	$867.9	$(20.8)		-2%	$28.9		3%
Non-machine	384.2	363.5	313.0	20.7		6%	50.5		16%
Total product sales	1,260.2	1,260.3	1,180.9	(0.1)		—	79.4		7%

Gross profit	$657.8	$641.7	$576.6	$16.1		3%	$65.1		11%
Gross margin	52%	51%	49%	1	pp	2%	2	pp	4%

Units sold	105,900	112,000	141,900	(6,100)		-5%	(29,900)		-21%
Fiscal 2007 vs Fiscal 2006
Consolidated total revenue and gross profit improvements over the prior year are predominantly due to continuing growth in gaming operations. Total gross profit also benefited from a more favorable product sales mix. Total gross margin increases are the combined result of a greater mix of gaming operations, as well as margin improvements in gaming operations and product sales discussed below. Additionally, earnings per share (EPS) was positively impacted by share repurchases.
Significant items affecting comparability include:
ª	current year gains of $17.0 million from our Gulf Coast hurricane insurance settlement and $5.8 million from the sale of a company airplane

ª	prior year R&D charges of $11.3 million related to the buyout of a third party development contract
Consolidated Gaming Operations
Improved revenues and gross profit are primarily the result of growth in our installed base of recurring revenue machines. Year-over-year lease operations units grew primarily in Mexico and New York, while casino operations placements grew most significantly in Florida, Oklahoma and California.
Gross margin improvements are mainly due to shifts in the composition of our installed base toward a lesser share of WAP units, reduced jackpot expense due to variations in slot play and a growing population of stand-alone lease and CDS units. Stand-alone units generate lower revenues and gross profit per unit with no jackpot expense, typically resulting in higher margins. Gaming operations margins may also vary with changes in interest rates affecting jackpot expense. (See BUSINESS SEGMENT RESULTS below).
Consolidated Product Sales
Total product sales revenues are comparable to the prior year with North America declines offset by international sales growth, primarily in Japan. Gross profit and margin improvement is due to a greater mix of higher margin non-machine revenues, mostly from machine systems sales which increased 14% over the prior year. During fiscal 2007, IGT systems installations increased by approximately 100, with over 720 systems worldwide. Product sales margins fluctuate depending on the geographical mix and types of products sold.

Fiscal 2006 vs Fiscal 2005
Fiscal 2006 consolidated operating results improvement was primarily due to growth in gaming operations installed base and a more favorable product sales mix.
In addition to the development contract buyout charges in fiscal 2006 noted above, comparability is affected by the following fiscal 2005 items:
ª	salvage value and asset obsolescence charges of $41.6 million

ª	Gulf Coast hurricane charges of $5.5 million and estimated lost earnings of $9.4 million

ª	income of $10.2 million realized on early loan payoff

ª	reorganization severance costs of $10.0 million
Consolidated Gaming Operations
Revenue improvement was attributable to installed base growth, with substantial increases in the CDS and Class II markets of Mexico, Oklahoma, California, Alabama, Florida and New York. Overall performance was also strengthened by the success of our low-denomination and MLP games, as well as the introduction of community play with installations of Wheel of Fortune® Super Spin™. Gross profit and margin increases were primarily due to lower jackpot expense and prior year obsolescence charges.
Consolidated Product Sales
Revenues and gross profits grew as a result of an improved mix of premium priced products and increased non-machine sales including a 47% increase in gaming systems. Gross margin improvement was due to fewer lower margin pachisuro machine sales.
Operating Expenses

				Favorable (Unfavorable)
	2007	2006	2005	07 vs 06		06 vs 05

(In millions)
Selling, general and administrative	$397.9	$375.5	$318.7	$(22.4)	-6%	$(56.8)	-18%
Research and development	202.2	188.5	138.4	(13.7)	-7%	(50.1)	-36%
Depreciation and amortization	80.4	82.6	69.9	2.2	3%	(12.7)	-18%

Total	$680.5	$646.6	$527.0	$(33.9)	-5%	$(119.6)	-23%

Percent of revenues	26%	26%	22%
Fiscal 2007 selling, general and administrative (SG&A) increases were attributable to additional staffing costs of $32.8 million in support of business growth initiatives and higher professional fees of $15.0 million, largely related to IP protection and regulatory compliance.
These increases in SG&A were offset by:
ª	Gulf Coast hurricane business interruption insurance gains of $12.0 million

ª	favorable bad debt provisions of $6.0 million due to improving trends in receivables quality and collections

ª	a $5.8 million gain on the sale of a company airplane
R&D increased in fiscal 2007 primarily due to additional staffing costs of $19.0 million and higher costs for licensing and parts related to our continuing development of new technology and products. Fiscal 2006 included a charge of $11.3 million related to the buyout of a development contract, which partially offset the 2007 increases.
The increase in operating expenses in fiscal 2006 over fiscal 2005 was principally the result of:
ª	SG&A increases of $17.0 million for legal and compliance costs primarily related to obtaining and protecting IP

ª	additional investment in R&D to support next generation technologies, including $11.3 million related to the buyout of a third party development contract

ª	SFAS 123R share-based compensation of $35.3 million

ª	additional WagerWorks operating expenses of $25.0 million, including amortization of acquired intangibles

Other Income (Expense) and Taxes

				Favorable (Unfavorable)
	2007	2006	2005		07 vs 06		06 vs 05

(In millions; * = not meaningful)
Interest income	$82.0	$65.4	$77.9	$16.6		25%	$(12.5)		-16%
Interest expense	(77.6)	(50.8)	(58.1)	(26.8)		-53%	7.3		13%
Other	0.1	7.2	(2.3)	(7.1)		*	9.5		*

Total other income (expense)	$4.5	$21.8	$17.5	$(17.3)		*	$4.3		*

Income tax provisions	$296.6	$273.3	$244.7	$(23.3)			$(28.6)
Tax rate	36.9%	36.6%	35.9%	(0.3)	pp		(0.7)	pp
The fiscal 2007 decrease in other income was primarily attributable to higher interest costs on our 2.6% Debentures issued in December 2006 and increased line of credit borrowings, partially offset by higher interest income on receivables and investments. Interest income in fiscal 2006 was down from the prior year due to $10.2 million from financing fees realized on an early loan payoff in fiscal 2005.
Our New Jersey (NJ) WAP VIE trusts also contributed to fluctuations in interest income and interest expense, causing increases in fiscal 2007 due to reconsolidation following the deconsolidation in fiscal 2006. Note 2 of our Consolidated Financial Statements provides further information on these trusts.
Fluctuations in our tax rate are mainly due to changes in the geographical mix of annual taxable income.
BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis
Operating income for each division reflects applicable operating expenses. See Note 18 of our Consolidated Financial Statements for additional business segment information.
North America

				Favorable (Unfavorable)
	2007	2006	2005	07 vs 06			06 vs 05

(In millions, except units)
Total segment
Revenues	$2,021.7	$1,978.2	$1,878.9	$43.5		2%	$99.3		5%
Gross profit	1,172.5	1,122.3	972.4	50.2		4%	149.9		15%
Gross margin	58%	57%	52%	1	pp	2%	5	pp	10%

Operating income	$769.7	$744.3	$639.1	$25.4		3%	$105.2		16%
Operating margin	38%	38%	34%	—	pp	—	4	pp	12%

Gaming operations
Revenues	$1,235.0	$1,173.8	$1,170.0	$61.2		5%	$3.8		—
Gross profit	740.7	681.1	592.1	59.6		9%	89.0		15%
Gross margin	60%	58%	51%	2	pp	3%	7	pp	14%

Installed base units	49,000	42,600	37,300	6,400		15%	5,300		14%

Product sales
Machines	$491.6	$521.2	$456.9	$(29.6)		-6%	$64.3		14%
Non-machine	295.1	283.2	252.0	11.9		4%	31.2		12%
Total product sales	786.7	804.4	708.9	(17.7)		-2%	95.5		13%

Gross profit	$431.8	$441.2	$380.3	$(9.4)		-2%	$60.9		16%
Gross margin	55%	55%	54%	—	pp	—	1	pp	2%

Units sold	43,000	51,100	50,500	(8,100)		-16%	600		1%
Fiscal 2007 vs Fiscal 2006
Improved operating results in North America for the current year were mainly attributable to the continued growth in our installed base of recurring revenue games, offsetting fewer machine sales.

North America Gaming Operations
Improvements in North America gaming operations revenues and gross profit were primarily the result of growth in our installed base. Significant incremental placements include:
ª	casino operations Class II units in Florida and California, as well as Class III Instant Bingo and poker machines in Oklahoma

ª	lease operations games in New York and Rhode Island
Gaming operations gross margins in North America also improved due to lower WAP jackpot expense and changes in the installed base mix toward more non-WAP units. These non-WAP units typically provide lower revenues and gross profit per unit with no jackpot expense resulting in higher margins. Jackpot expense decreased $20.2 million due to a decline of $23.9 million in slot play variations and to a lesser extent fewer WAP units. These decreases were partially offset by interest rate movements. Gross profit and margin during fiscal 2007 also benefited from a $5.0 million hurricane property insurance gain.
North America Product Sales
Product sales declined in fiscal 2007 as a result of fewer unit sales, but were partially offset by higher pricing, including for our new AVP® machines, and a greater mix of higher margin non-machine sales. The product mix included higher contributions from our AVP® model, as well as increased gaming systems and license fees. Declining unit sales are reflective of reduced demand following the cashless replacement cycle coupled with the anticipation of new technology offerings related to server-based gaming. The timing of market expansion opportunities also affects machine shipments. Current year replacement units totaled 22,500 units versus 36,200 units last year, and 20,500 new units in fiscal 2007 compared to 14,900 in the prior year.
Fiscal 2006 vs Fiscal 2005
North America operating results in fiscal 2006 improved over fiscal 2005 due to the combined performance of product sales and gaming operations.
North America Gaming Operations
Growth in our installed base, as well as game play performance, drove improved gaming operations gross profit in fiscal 2006. Gross margin improvements were primarily attributable to:
ª	lower jackpot expenses

ª	technological obsolescence charges in fiscal 2005 related to demand transitioning toward newer platform games

ª	increased contribution from higher margin MLP, CDS, and lease operations games
Jackpot expense in fiscal 2006 declined $73.6 million most significantly due to $26.8 million from lower base jackpots and $17.6 million related to variations in slot play. To a lesser extent, fewer WAP units in service and interest rate movements also contributed to the decrease in jackpot expense.
Fiscal 2006 growth in our installed base was primarily from placements of:
ª	Instant Bingo and poker products in Oklahoma

ª	CDS and Class II units in California, Alabama, and Florida

ª	lease operations games in New York and Delaware
North America Product Sales
A more favorable mix of premium priced products was the primary driver of improvements in all product sales measures in fiscal 2006. Growing non-machine sales including additional IGT Advantage™ systems installations, game theme conversions and IP fees also contributed to overall product sales improvements.

International

				Favorable (Unfavorable)
	2007	2006	2005	07 vs 06			06 vs 05

(In millions, except units)
Total segment
Revenues	$599.7	$533.5	$500.5	$66.2		12%	$33.0		7%
Gross profit	308.3	249.4	218.3	58.9		24%	31.1		14%
Gross margin	51%	47%	44%	4	pp	9%	3	pp	7%

Operating income	$159.8	$111.2	$115.0	$48.6		44%	$(3.8)		-3%
Operating margin	27%	21%	23%	6	pp	29%	(2)	pp	-9%

Gaming operations
Revenues	$126.2	$77.6	$28.5	$48.6		63%	$49.1		172%
Gross profit	82.3	48.9	22.0	33.4		68%	26.9		122%
Gross margin	65%	63%	77%	2	pp	3%	(14)	pp	-18%

Installed base units	10,200	7,000	1,500	3,200		46%	5,500		367%

Product sales
Machines	$384.4	$375.6	$411.0	$8.8		2%	$(35.4)		-9%
Non-machine	89.1	80.3	61.0	8.8		11%	19.3		32%
Total product sales	473.5	455.9	472.0	17.6		4%	(16.1)		-3%

Gross profit	$226.0	$200.5	$196.3	$25.5		13%	$4.2		2%
Gross margin	48%	44%	42%	4	pp	9%	2	pp	5%

Units sold	62,900	60,900	91,400	2,000		3%	(30,500)		-33%
Fiscal 2007 vs Fiscal 2006
International division improvements during the current year were due to growth in gaming operations, as well as product sales.
Improving gaming operations revenues and gross profit were the result of a growing international installed base of recurring revenue games. Year-over-year placement increases were most significant in Mexico, reaching an installed base of 7,500 CDS units at September 30, 2007 compared to 5,100 at September 30, 2006.
Growth in fiscal 2007 product sales revenues and gross profit was primarily due to additional machines sold in Japan and Asia, as well as increased systems sales and conversions, partially offset by fewer UK machine sales. We sold an additional 16,000 machines in Japan related to the market transition to Reg-5 gaming required by September 30, 2007. Gross profit also improved due to reduced costs, most significantly in Europe.
Product sales gross margin during fiscal 2007 improved because of increased contributions from higher yielding markets, mostly Europe, offsetting lower margin sales in Japan. International product sales margins fluctuate depending on geographic and product mix, especially related to the contribution from lower priced, lower margin pachisuro games in Japan.
Fiscal 2006 vs Fiscal 2005
Overall, international improvements in fiscal 2006 were substantially due to growth in gaming operations. Stronger operating results achieved most notably in Australia, Latin America and the UK offset a difficult year in Japan due to regulatory transitions and additional operating costs from WagerWorks.
The increase in gaming operations revenues and gross profit was primarily the result of increased CDS placements in Mexico, as well as the addition of WagerWorks acquired in August 2005. The decline in gaming operations gross margin compared to fiscal 2005 related to the additional mix of lower margin CDS machines.
International product sales were down in fiscal 2006 due to Japan’s market transition from Reg-4 to Reg-5 games. Gross margin improvement was attributable to fewer lower margin pachisuro games, as well as greater contributions from premium products and non-machine revenues.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Our principal source of liquidity is cash generated from operations, which allows us to reinvest in our business. Other sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity securities. We expect available capital resources will be sufficient to fund all operating requirements, capital expenditures, payment obligations, and share repurchases.
Working capital increased to $595.5 million at September 30, 2007 from $129.1 million at September 30, 2006 primarily due to our 1.75% Debentures classified as current liabilities that were subsequently redeemed in January 2007 (See Credit Facilities discussed below). On a trailing twelve-month basis, average days sales outstanding at September 30, 2007 increased to 79 days versus 74 days last year, and inventory turns increased to 4.2 versus 3.8 at September 30, 2006.
Cash Flows Summary

				Favorable (Unfavorable)
	2007	2006	2005	07 vs 06	06 vs 05

(In millions)
Operations	$821.5	$624.1	$726.4	$197.4	$(102.3)
Investing	(296.7)	(234.0)	(215.8)	(62.7)	(18.2)
Financing	(556.5)	(386.9)	(525.6)	(169.6)	138.7
Effects of exchange rates	(1.6)	2.5	(3.1)	(4.1)	5.6

Net Change	$(33.3)	$5.7	$(18.1)	$(39.0)	$23.8

Operations
Operating cash flows improvement in fiscal 2007 was primarily due to lower pre-payments for licensing rights and reduced inventory levels, as well as improved net income.
Decreased cash flows from operations in fiscal 2006 compared to fiscal 2005 were mainly attributable to increased receivables consistent with growth in product sales and additional prepayments to secure long-term licensing rights. The adoption of SFAS 123R also contributed to lower cash from operations in fiscal 2006 compared to fiscal 2005 with excess tax benefits from employee stock plans classified as financing cash flows as a result of the accounting change.
Cash flows related to jackpot liabilities fluctuate based on the timing of winner payments and a number of variables described above under CRITICAL ACCOUNTING ESTIMATES.
Investing
Higher investing cash used in the current year was primarily due to investments in CLS of $105.6 million, as well as the business acquisitions of Digideal for $31.2 million and VCAT for $21.9 million, partially offset by increased net proceeds from short term securities. The prior year included an equity investment of $56.0 million in Walker Digital Gaming, LLC (WDG). Additionally, current year capital expenditures were up $33.8 million and development financing advances were higher by $33.6 million. Current year investments in property, plant and equipment include ongoing construction of our new Las Vegas campus and the purchase of a corporate airplane.
Increases in cash used for investing in fiscal 2006 versus 2005 resulted from additional capital expenditures related to the construction of our new Las Vegas campus and gaming operations equipment additions and the equity investment in WDG, partially offset by net investment securities proceeds and the purchase of WagerWorks in fiscal 2005.

				Increase (Decrease)
Capital Expenditures	2007	2006	2005	07 vs 06	06 vs 05

(In millions)
Property, plant and equipment	$134.1	$83.1	$48.5	$51.0	$34.6
Gaming operations equipment	194.4	202.9	170.8	(8.5)	32.1
Intellectual property	15.8	24.5	19.3	(8.7)	5.2

Total capital expenditures	$344.3	$310.5	$238.6	$33.8	$71.9

Financing
Increased net cash used for financing activities in fiscal 2007 was primarily due to additional share repurchases. Fiscal 2006 included proceeds from the cash settlement of a structured share repurchase (SSR) prepaid in fiscal 2005. Net proceeds from our convertible debt refinancing and senior credit facility borrowings partially offset additional share repurchases in fiscal 2007.
Improvement in net financing cash flows in fiscal 2006 versus 2005 was primarily the result of share repurchase activity, including SSRs and proceeds from employee stock plans, including excess tax benefits realized. See Notes 1 and 15 of our Consolidated Financial Statements for additional details of our negotiated share repurchase transactions, including the underlying terms.
Share Repurchases
We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases (ASRs) and SSRs, depending on market conditions and other factors, to achieve our timing, cost and volume objectives.

Common Stock Repurchases	2007	2006	2005

(In millions)
Shares	28.2	11.7	12.8
Aggregate cost	$1,118.5	$426.7	$354.7
In September 2007, we bought 4.2 million shares through an ASR for an aggregate cost of $175.0 million or $41.28 per share. In September 2006, we bought 3.7 million shares through an ASR for an aggregate cost of $150.0 million or $40.97 per share.
Additional repurchases between September 30, 2007 and November 26, 2007 totaled 2.3 million shares in open market transactions for an aggregate cost of $99.6 million. Our remaining repurchase authorization totaled 30.9 million shares as of November 26, 2007.
Credit Facilities and Indebtedness (See Note 11 of our Consolidated Financial Statements)
During the fourth quarter, we drew an additional $400.0 million on our revolving line of credit, largely for the purpose of repurchasing IGT common stock. This draw increased the total borrowings under our Senior Credit Facility to $600.0 million.
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
On December 26, 2006, we called our outstanding 1.75% Debentures for redemption. The call gave holders the right to convert their Debentures before January 10, 2007 and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and related conversions, we paid holders $612.7 million and issued 7.3 million shares in fiscal 2007.
FINANCIAL CONDITION

September 30,	2007	2006	Increase (Decrease)
(In millions)
Total assets	$4,167.5	$3,902.7	$264.8	7%
Total liabilities	2,714.8	1,860.7	854.1	46%
Total stockholders’ equity	1,452.7	2,042.0	(589.3)	-29%

Current year fluctuations in total assets are primarily due to:
ª	our collective investment of $158.7 million in CLS, Digideal and VCAT

ª	net property, plant and equipment, up $97.6 million due to increased capital spending as discussed above

ª	deferred tax assets, up $72.2 million largely due to the adjustment of deferred tax liabilities to equity for the 1.75% Debenture conversions

ª	receivables, up $56.8 million with additional current period sales

ª	reductions in cash and short-term investments
The reconsolidation of the NJ VIE’s beginning in November 2006 increased assets and liabilities by $111.5 million related to past jackpot winners at September 30, 2007. See Note 2 of our Consolidated Financial Statements for additional information on the reconsolidation of the NJ trusts.
An increase of $688.9 million in liabilities is related to the net effect of issuing new convertible debentures in December 2006 and increased borrowings under our Senior Credit Facility. See Note 11 of our Consolidated Financial Statements for additional information about our debt.
Stockholders’ equity decreased during fiscal 2007 due to share repurchases and dividends paid, partially offset by current year earnings and additional paid-in capital increases for employee stock plans and debenture conversions.
Contractual Obligations and Commercial Commitments
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2007 with the expected effect on our future liquidity and cash flows.

	Payments due by period
		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years

(In millions)
Senior credit facility (1)	$600.0	$—	$—	$600.0	$—
Foreign credit facilities (1)	5.2	5.2	—	—	—
Credit facilities interest and fees (1)	121.3	37.3	74.6	9.4	—
Letters of credit (1)	4.1	4.1	—	—	—
2.6% Convertible Debentures (1)	900.0	—	900.0	—	—
Convertible Debentures interest (1)	51.8	23.4	28.4	—	—
Installment purchase contract (1)	3.8	0.4	2.3	1.1	—
Previous winner payments (2)	715.3	69.4	131.0	122.1	392.8
Future winner payments (2)	138.2	101.3	12.2	2.8	21.9
Licenses, royalties & IP rights (3)	11.3	5.1	4.3	1.0	0.9
Community reinvestment (3)	1.1	1.1	—	—	—
Marketing agreements	4.3	4.3	—	—	—
Construction commitments (3)	14.0	14.0	—	—	—
Operating leases (3)	36.5	12.5	15.4	6.9	1.7
Open purchase orders	128.2	116.2	12.0	—	—
IGT Synergy Holding Ltd. (4)	14.5	7.3	7.2	—	—
Unfunded loans (5)	88.0	88.0	—	—	—

Totals	$2,837.6	$489.6	$1,187.4	$743.3	$417.3

(1)	Our credit facility represents the principal amount due at maturity. Credit facility interest resets periodically and is estimated using current rates. Our letters of credit are issued under our credit facility line of credit to insure our payment to certain vendors and governmental agencies. Holders of our Debentures have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026 and 2031. Additional interest expense on the Debentures could total $632.7 million if held to full maturity. The installment purchase contract includes principal and interest. See Note 11 of our Consolidated Financial Statements for additional information related to long-term debt.

(2)	Winner payments represent amounts payable to jackpot winners. The timing and amount of expected future winner payments are estimated based on historical patterns of winners’ lump sum payment elections. We maintain cash and investments at sufficient levels to fund our jackpot liabilities and winner payments. See Notes 1 and 13 of our Consolidated Financial Statements for additional information related to jackpot liabilities.

(3)	Unconditional amounts payable for licenses, royalties, IP, and community reinvestments were recorded as liabilities at September 30, 2007. Royalties contingent on future game sales or placements are not included in the table above. Construction commitments relate to construction projects for Las Vegas. See Note 12 of our Consolidated Financial Statements for additional information regarding operating leases.

(4)	IGT Synergy Holding Ltd., represents our unconditional commitment to contribute capital in our investment in the unconsolidated affiliate. See Note 2 of our Consolidated Financial Statements for additional information related to our joint venture with CLS.

(5)	Unfunded loans represent amounts available under development financing arrangements with select customers to finance new or expanding gaming facilities. See Note 1 and 9 of our Consolidated Financial Statements for additional information regarding facility notes.
Arrangements With Off-Balance Sheet Risks
In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet. We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:
ª	out of our breach of agreements with those parties

ª	from services to be provided by us

ª	from IP infringement claims made by third parties
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
We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations. We describe additional off-balance sheet arrangements in Note 16 of our Consolidated Financial Statements.
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
Foreign Currency Risk
We routinely use forward exchange contracts to hedge our net exposures, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.
Hedging
Excluding our investment in CLS discussed below, our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency totaled $73.9 million at September 30, 2007 and $151.0 million at September 30, 2006. The notional amount of foreign currency contracts hedging this exposure totaled $63.6 million at September 30, 2007 and $149.2 million at September 30, 2006.

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
Translation
As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include the British pound, Australian dollar, Japanese yen, Euro, South African Rand, and Canadian dollar. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $21.3 million at September 30, 2007 versus $10.0 million at September 30, 2006. This increase is consistent with our international growth. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.
Interest Rate Risk
We define interest rate risk as the potential change in earnings resulting from a hypothetical 100 basis points (bps) adverse change in applicable interest rates.
Costs to fund jackpot liabilities
Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit by approximately $15.0 million in fiscal 2007 and $14.5 million in fiscal 2006. We do not currently manage this exposure with derivative financial instruments.
Senior Credit Facility
Fluctuations in LIBOR due to changes in market and other economic conditions directly impact our interest expense on our senior credit facility. We estimate that a hypothetical increase of 100 bps in interest rates would have increased our interest expense by approximately $6.0 million in fiscal 2007 and $2.0 million in fiscal 2006. We do not currently manage this exposure with derivative financial instruments. See Note 11 of our Consolidated Financial Statements for additional information about our senior credit facility.
Convertible Debentures
The fair value of our Debentures is affected by changes in the price of IGT stock and changes in interest rates. Typically the fair value of our Debentures increases and decreases directionally with like movements in our stock price. In general, the fair value of an investment in a fixed interest rate debt instrument increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of our Debentures, however these changes currently have no material affect on our financial position, cash flows or results of operations.
We estimate the fair value of our 2.6% Debentures at September 30, 2007 totaled $895.5 million versus $887.6 million at issuance in December 2006. See Note 11 of our Consolidated Financial Statements for additional information about our 2.6% Debentures and the redemption of our 1.75% Debentures.
Investment in CLS
The value of our CLS investments are affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The estimated market value of our equity investment in CLS stock was approximately $43.4 million at September 30, 2007 versus $32.9 million for our initial investments during fiscal 2007.
Additionally, our investment in the CLS 4% convertible note is subject to interest rate risk and volatility in CLS stock prices. Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise. The fair value of convertible notes increases as stock price volatility increases. The CLS note had an estimated fair value of $78.0 million at September 30, 2007 versus our initial investment of $70.3 million in May 2007. We are using 5-year forward contracts with an aggregate notional amount of $49.9 million at September 30, 2007 to mitigate foreign currency risk on approximately 70% of the note. See Note 2 of our Consolidated Financial Statements for additional information about our CLS investments.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
International Game Technology
Reno, Nevada:
We have audited the accompanying consolidated balance sheets of International Game Technology and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Game Technology and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 4 to the consolidated financial statements, on October 1, 2005, the Company adopted SFAS 123R, Share-Based Payment, which changed its method of accounting for share-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
November 27, 2007

CONSOLIDATED INCOME STATEMENTS

Years ended September 30,	2007	2006	2005
(In millions, except per share amounts)
Revenues
Gaming operations	$1,361.2	$1,251.4	$1,198.5
Product sales	1,260.2	1,260.3	1,180.9

Total revenues	2,621.4	2,511.7	2,379.4

Costs and operating expenses
Cost of gaming operations	538.2	521.4	584.4
Cost of product sales	602.4	618.6	604.3
Selling, general and administrative	397.9	375.5	318.7
Research and development	202.2	188.5	138.4
Depreciation and amortization	80.4	82.6	69.9

Total costs and operating expenses	1,821.1	1,786.6	1,715.7

Operating income	800.3	725.1	663.7

Other income (expense)
Interest income	82.0	65.4	77.9
Interest expense	(77.6)	(50.8)	(58.1)
Other	0.1	7.2	(2.3)

Total other income	4.5	21.8	17.5

Income before tax	804.8	746.9	681.2
Income tax provisions	296.6	273.3	244.7

Net income	$508.2	$473.6	$436.5

Basic earnings per share	$1.54	$1.41	$1.27

Diluted earnings per share	$1.51	$1.34	$1.20

Cash dividends declared per share	$0.530	$0.505	$0.485

Weighted average shares outstanding
Basic	330.1	336.8	343.7
Diluted	336.1	355.8	370.2
See accompanying notes

CONSOLIDATED BALANCE SHEETS

September 30,	2007	2006
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$261.3	$294.6
Investment securities, at market value	51.3	191.7
Restricted cash and investments	88.1	102.8
Accounts receivable, net	412.1	353.1
Current maturities of notes and contracts receivable, net	91.0	93.7
Inventories	144.8	162.1
Jackpot annuity investments	66.5	47.2
Deferred income taxes	58.2	19.7
Prepaid expenses and other	113.7	110.8

Total current assets	1,287.0	1,375.7
Notes and contracts receivable, net	63.6	63.1
Property, plant and equipment, net	567.4	469.8
Jackpot annuity investments	441.5	340.2
Intangible assets, net	245.5	257.0
Goodwill	1,116.6	1,095.1
Deferred income taxes	150.6	116.9
Other assets	295.3	184.9

	$4,167.5	$3,902.7

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$5.6	$632.4
Accounts payable	121.1	115.5
Jackpot liabilities	170.7	170.0
Accrued income taxes	49.5	36.1
Dividends payable	44.4	43.4
Accrued employee benefits	81.6	75.9
Other accrued liabilities	218.6	173.3

Total current liabilities	691.5	1,246.6
Notes payable, net of current maturities	1,503.0	200.0
Non-current jackpot liabilities	472.4	376.7
Other liabilities	47.9	37.4

	2,714.8	1,860.7

Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 731.4 and 720.5 issued; 316.9 and 334.2 outstanding	0.1	0.1
Additional paid-in capital	2,040.3	1,864.2
Treasury stock at cost: 414.5 and 386.3 shares	(3,722.1)	(2,603.6)
Retained earnings	3,108.4	2,774.9
Accumulated other comprehensive income	26.0	6.4

	1,452.7	2,042.0

	$4,167.5	$3,902.7

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30,	2007	2006	2005
(In millions)
Operations
Net income	$508.2	$473.6	$436.5
Adjustments:
Depreciation, amortization, and asset charges	265.5	235.4	222.2
Discounts and deferred issuance costs	10.5	14.7	16.6
Share-based compensation	35.7	37.0	3.7
Bad debt provisions	(6.0)	(0.5)	0.1
Inventory obsolescence	10.1	19.5	17.9
Gain on assets sold	(6.5)	(2.4)	(0.1)
Property insurance gains	(5.0)	—	—
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(22.8)	(44.5)	3.9
Inventories	23.2	(21.3)	(10.2)
Accounts payable and accrued liabilities	36.6	21.4	27.6
Jackpot liabilities	(47.2)	(49.4)	(41.0)
Income taxes, net of employee stock plans	10.8	13.6	25.2
Excess tax benefits from employee stock plans	(17.2)	(33.6)	—
Other current assets	3.2	(24.9)	(5.3)
Other non-current assets	22.4	(14.5)	29.3

Cash from operations	821.5	624.1	726.4

Investing
Capital expenditures	(344.3)	(310.5)	(238.6)
Investment securities, net	147.6	74.8	49.7
Jackpot annuity investments, net	29.4	27.8	28.1
Changes in restricted cash	12.4	17.6	11.4
Loans receivable cash advanced	(37.5)	(3.9)	(3.9)
Loans receivable payments received	18.8	11.2	26.6
Investments in unconsolidated affiliates	(105.6)	(56.0)	—
Business acquisitions	(37.2)	(3.9)	(90.6)
Proceeds from assets sold	13.7	8.9	1.5
Property insurance proceeds	6.0	—	—

Cash from investing	(296.7)	(234.0)	(215.8)

Financing
Debt repayments	(792.7)	(34.4)	(31.9)
Debt proceeds	1,463.1	46.8	41.3
Debt issuance costs	(17.5)	(7.6)	—
Employee stock plan proceeds	65.5	91.4	59.5
Excess tax benefits from employee stock plans	17.2	33.6	—
Dividends paid	(173.8)	(168.9)	(165.8)
Share repurchases	(1,118.3)	(426.7)	(354.7)
Structured share repurchase transactions	—	78.9	(74.0)

Cash from financing	(556.5)	(386.9)	(525.6)

Foreign exchange rates effect on cash	(1.6)	2.5	(3.1)

Net change in cash and equivalents	(33.3)	5.7	(18.1)
Beginning cash and equivalents	294.6	288.9	307.0

Ending cash and equivalents	$261.3	$294.6	$288.9

See accompanying notes

Supplemental Cash Flows Information
“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of product sales and cost of gaming operations.

Years ended September 30,	2007	2006	2005
(In millions)
Investment securities
Purchases	$(838.5)	$(674.0)	$(656.0)
Proceeds from sales	986.1	748.8	705.7

Net	$147.6	$74.8	$49.7

Jackpot funding
Change in jackpot liabilities	$(47.2)	$(49.4)	$(41.0)

Jackpot annuity purchases	(35.6)	(18.3)	(32.2)
Jackpot annuity proceeds	65.0	46.1	60.3

Net change in jackpot annuity investments	29.4	27.8	28.1

Net jackpot funding	$(17.8)	$(21.6)	$(12.9)

Capital expenditures
Property, plant and equipment	$(134.1)	$(83.1)	$(48.5)
Gaming operations equipment	(194.4)	(202.9)	(170.8)
Intellectual property	(15.8)	(24.5)	(19.3)

Total	$(344.3)	$(310.5)	$(238.6)

Payments
Interest	$26.7	$15.4	$9.7
Income taxes	287.6	262.3	218.2

Non-cash investing and financing items:
Accrued capital asset additions	$9.0	$20.0	$13.8

Business acquisitions
Fair value of assets	$45.8	$2.8	$102.3
Fair value of liabilities	8.6	(1.1)	11.7
See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30,	2007	2006	2005
(In millions)
Common stock
Shares issued
Beginning shares	720.5	712.8	708.0
Employee stock plans	3.6	7.6	4.8
Debentures converted	7.3	0.1	—

Ending shares	731.4	720.5	712.8

Ending balance	$0.1	$0.1	$0.1

Additional paid-in capital
Beginning balance	$1,864.2	$1,623.6	$1,607.7
Employee stock plans
Proceeds	65.5	91.4	59.6
Share-based compensation	35.7	37.0	3.7
Tax benefit	26.2	43.1	26.6
FAS 123R adoption adjustment	—	(11.4)	—
Structured share repurchase transactions	—	78.9	(74.0)
Debentures converted	48.7	1.6	—

Ending balance	$2,040.3	$1,864.2	$1,623.6

Treasury stock
Beginning balance	$(2,603.6)	$(2,176.9)	$(1,821.8)
Treasury shares acquired	(1,118.5)	(426.7)	(355.1)

Ending balance	$(3,722.1)	$(2,603.6)	$(2,176.9)

Deferred compensation
Beginning balance	$—	$(11.4)	$(11.8)
Share-based compensation	—	—	0.4
FAS 123R adoption adjustment	—	11.4	—

Ending balance	$—	$—	$(11.4)

Retained earnings
Beginning balance	$2,774.9	$2,471.1	$2,201.4
Dividends declared	(174.7)	(169.8)	(166.8)
Net income	508.2	473.6	436.5

Ending balance	$3,108.4	$2,774.9	$2,471.1

Accumulated other comprehensive income (loss)
Beginning balance	$6.4	$(0.8)	$1.0
Other comprehensive income (loss)	19.6	7.2	(1.8)

Ending balance	$26.0	$6.4	$(0.8)

Unrealized gains on securities	$3.9	$—	$0.2
Foreign currency translation	$22.1	$6.4	$(1.0)

Comprehensive income (loss)
Net income	$508.2	$473.6	$436.5
Other comprehensive income (loss)
Unrealized holding gain (loss)	6.3	(0.2)	(0.1)
Income tax (provision) benefit	(2.4)	—	—
Foreign currency translation	15.7	7.9	(2.5)
Income tax (provision) benefit	—	(0.5)	0.8

Total comprehensive income	$527.8	$480.8	$434.7

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented.
Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities (VIEs) of which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.
Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Accordingly, this report presents the following periods:

Fiscal Year End
Actual	Presented as
September 29, 2007	September 30, 2007
September 30, 2006	September 30, 2006
October 1, 2005	September 30, 2005
Use of Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates, including those related to customer programs and incentives, revenue recognition, product returns, long-lived assets, prepaid and deferred royalties, jackpot liabilities, inventory obsolescence, share-based compensation, income taxes, bad debts, investments, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.
Revenue Recognition
We recognize revenue when all of the following have been satisfied:
ª	persuasive evidence of an arrangement exists

ª	the price to the customer is fixed and determinable

ª	delivery has occurred and any acceptance terms have been fulfilled

ª	no significant contractual obligations remain

ª	collection is reasonably assured
Gaming Operations
Gaming operations revenues are generated from providing customers with our proprietary gaming products, services, and/or intellectual property (IP) under a variety of recurring revenue arrangements, including:
ª	wide area progressive (WAP) systems

ª	central determination systems (CDS)

ª	stand alone participation and flat fee

ª	equipment leasing and rental

ª	online gaming solutions
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

Unlike WAP systems where the game outcome is determined within the slot machine itself, CDS determine and deliver game outcomes to the linked machines. CDS, stand alone, and other equipment leasing or rentals are recognized based on our participation percentage of the net win or on a flat fee basis with the passage of time.
Online gaming solutions encompass online casino gaming software and content licensing, as well as back office operational support services. All online gaming solutions are provided under revenue sharing arrangements based on net gaming revenues.
Product Sales
Our product sales revenues are generated from the sale of gaming machines, systems, parts, conversion kits, content fees, equipment, services, IP royalty and license fees. Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. Revenues relating to customized research and development (R&D) contracts are recognized as the related work is delivered. We recognize license fee revenues from business affiliates over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.
Our sales credit terms are predominately 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold.
For sales arrangements with multiple deliverables, we apply the guidance from Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. Deliverables are divided into separate units of accounting if:
ª	each item has value to the customer on a stand alone basis

ª	we have objective and reliable evidence of the fair value of the undelivered items as evidenced by vendor-specific objective evidence or third-party evidence of the price at which the undelivered item is regularly sold on a standalone basis

ª	delivery of any undelivered item is considered probable and substantially in our control
The majority of our multiple element contracts are for some combination of machines, systems software, license fees, maintenance, training, and other services. The contracts separately state pricing for each deliverable based on our standard price list (the price charged for the deliverable when it is sold separately) less a specified discount. The terms of performance, cancellation, termination, or refund provisions in our multiple element contracts are similar to those in a contract or sales order for an individual stand alone deliverable. Each deliverable is accompanied by a fully executed sales order signed by the customer and revenues are recognized when delivery and/or customer acceptance has occurred.
For multiple element contracts considered a single unit of accounting, (where all of the criteria for separation have not been met), we recognize revenues based on the method appropriate for the last delivered item.
Our services for initial installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the product is delivered. If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until the installation is complete.
License and/or warranty maintenance agreements with customer support terms that extend beyond the standard period included in the sale of the product are recognized ratably over the term of the service period. Revenues generated for additional training and education classes are recognized when the services are performed. When software systems require significant customization specific to the individual customer, we defer recognition of revenues until the system is successfully installed, fully operational, and accepted by the customer.
Share-based Compensation
On October 1, 2005, IGT adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R and Staff Accounting Bulletin (SAB) 107, collectively Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method and adjusted previously recorded deferred compensation back to additional paid-in capital. We have elected not to use the alternate method for establishing and accounting for the additional paid-in capital (APIC) pool provided for in Financial Accounting Standards Board Staff Position (FSP) FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.
For the year ended September 30, 2006, we recognized compensation expense for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the Accounting Principles Board (APB) 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification or acquisition of outstanding unvested options. Prior period financial statements have not been adjusted to reflect fair value share-based compensation under SFAS 123R.
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
We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material. Prior to adopting SFAS 123R, we reduced share-based compensation expense when forfeitures occurred.
The fair value of restricted share awards is based on the grant date market price of IGT stock. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical IGT stock factors. Expected term represents the estimated weighted average time between grant and employee exercise. Risk free rate is based on US Treasury rates appropriate for the expected term. See Note 4 for more information on our share-based compensation plans.
Advertising Costs
IGT expenses advertising costs as incurred, except long term outdoor billboards that are capitalized and amortized over the contract life. Advertising expense totaled $19.9 million in fiscal 2007, $17.5 million in fiscal 2006 and $19.5 million in fiscal 2005.
Research and Development
Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs. R&D performed for specific customers is charged to cost of product sales when the related sale is recorded.
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
Accrued income taxes are reduced by the tax benefits from employee stock options exercised. We receive an income tax benefit on the difference between the market price of the stock issued at the time of exercise and the option price. Our provision for income taxes includes interest, penalties and reserves for uncertain tax positions.
Earnings Per Share
We compute earnings per share (EPS) using the weighted average number of common and potential shares outstanding. See Note 15.
Cash and Equivalents
Cash and equivalents consist primarily of deposits held at major banks, commercial paper, and other marketable securities with original maturities of 90 days or less.

Restricted Cash and Investments
We are required by gaming regulations to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to progressive jackpot winners. Restricted amounts are based primarily on the jackpot meters displayed to slot players and vary by jurisdiction. Compliance with restricted cash and investments requirements is reported to the gaming authorities in various jurisdictions.
Investment Securities
Our portfolio of short-term investment securities is available-for-sale and stated at market value. Unrealized gains and losses after tax are recorded in accumulated other comprehensive income. Market value is based on the trading price at the end of the period and realized gains or losses are determined on the specific identification cost method.
Auction rate securities (ARS) comprise a significant portion of our portfolio, which we buy and sell regularly as a means of effective cash management. ARS have an underlying long-term maturity, but we consider our ARS of a short-term duration because we trade and reset interest rates through the modified Dutch auction process at predetermined short-term intervals, usually 7, 28, or 35 days.
Receivables
The carrying amount reflected in our consolidated balance sheet for receivables approximates fair value.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts on our trade, notes and contracts receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. We also evaluate specifically reserved notes for placement on non-interest-accrual status.
Equipment Financing Contracts
IGT grants extended payment terms to qualifying customers under contracts of sale. These contracts are generally for terms of one to four years, with interest recognized at prevailing rates, and secured by the related equipment sold.
Facility Notes
IGT provides development financing loans to select customers for new or expanding gaming facilities, generally under terms of one to seven years with interest at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its floor space for the placement of IGT proprietary games, which may be reduced if the machines do not meet certain performance standards. These agreements may call for IGT to receive a portion of the net win on these proprietary games as repayment for some or all of the amounts financed.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand.
Jackpot Annuity Investments
These investments represent discounted qualifying US treasury or agency securities purchased and held to maturity to fund annual jackpot payments due previous winners. We have both the intent and ability to hold these investments to maturity. Accordingly, these investments are stated at cost, plus interest accreted over the term of the security. Certain jurisdictions require regulatory approval for liquidation of these annuity investments.
Property, Plant and Equipment
We depreciate our property, plant and equipment down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Asset charges related to gaming operations equipment are recorded to cost of gaming operations.

Goodwill and Other Intangible Assets
We amortize our finite lived intangible assets to reflect the pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues over one to 17 years. We determine amortization periods generally reflecting useful lives and the cash flow streams associated with them. When the pattern of economic benefit is undeterminable, we amortize using the straight-line method. We consider certain factors when assigning useful lives such as legal, regulatory and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors.
We measure and test goodwill and other intangible assets not subject to amortization for impairment at least annually or more often if there are indicators of impairment. We regularly evaluate our portfolio of finite-lived intangibles to determine if changes or circumstances indicate the carrying values may not be recoverable. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets, and is recognized as a component of income from operations.
Other Assets
Other assets are primarily comprised of investments in unconsolidated affiliates (see Note 2), prepaid or deferred expenses and deposits.
Royalties
We pay royalty and license fees for the use of third party trade names, celebrity likenesses, content, and other IP rights. We classify prepaid and deferred fees as current and non-current assets and amortize costs based on the estimated period of expected consumption related to forecasted distribution schedules. If a pattern cannot be reliably determined, we use the straight-line method over the contract life. We also contract with certain parties for IP rights where future payments are contingent upon revenues generated.
Prepaid fees deemed unrealizable after the related product is released for distribution are charged to cost of product sales or gaming operations. Prepaid fees deemed unlikely to be realized before the related product is released are charged to R&D.
Investments in Unconsolidated Affiliates
We apply the equity method of accounting for investments in unconsolidated affiliates when we exercise significant influence, but do not control the financial and operating decisions. Equity earnings of our unconsolidated affiliates are included in operating income because they are integral to our business operations. Equity method earnings not material to our financial statements are presented as a component of SG&A.
Investment securities in strategic unconsolidated affiliates are presented separately from investment securities held for a return. Equity investments in unconsolidated affiliates not accounted for under the equity method and restricted for more than one year are recorded under the cost method. All other investments in unconsolidated affiliates not accounted for under the equity method are available-for-sale securities carried at fair value. Unrealized holding gains or losses are recorded in other comprehensive income, except those hedged with FAS 133 foreign currency derivatives which are recognized in other income (expense).
Derivatives
We recognize all derivatives as either assets or liabilities at the fair value of the instruments based on current market rates. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our economic hedging program is to minimize the impact to our earnings resulting from foreign exchange rate changes. Counter parties to our agreements are major commercial banks, thus our exposure to credit risk is remote. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Hedging
Subsidiary Operations
We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in non-functional foreign currency. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. These forward exchange contracts are generally not designated as SFAS 133 hedges and resulting gains or losses are recognized in other income (expense).
Investment in Unconsolidated Affiliates
Additionally, we hedge significant investments denominated in foreign currency with forward exchange contracts to protect the US dollar value of our investment. These forward exchange contracts are designated as SFAS 133 fair value hedges and related gains or losses are recorded as a component of the hedged transaction in other income (expense) together with the offsetting gains or losses on the change in the investment’s fair value attributable to foreign exchange rates. Time value is excluded from effectiveness testing.
Negotiated Share Repurchase Transactions
As part of our capital deployment activities, we conduct share repurchases to return capital to our shareholders and to reduce outstanding share count dilution. We use open market and negotiated share repurchases to achieve our timing, cost and volume objectives. Our negotiated share repurchase transactions may consist of accelerated share repurchases (ASR) or structured share repurchases (SSR) that permit us to repurchase a large number of shares at certain prices or price ranges.
Our ASR is a transaction that allows us to purchase a targeted number of shares immediately with the final purchase price of those shares determined by their average market price over a fixed measurement period. It is intended to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market share repurchase program. An ASR also guarantees repurchase of a large number of shares while limiting our price risk through the use of a floor and cap feature. The result of this transaction is reflected in the treasury stock component of shareholders equity.
Our SSR transaction requires that we prepay a specified amount of cash in exchange for the right to receive shares at a discount to the current market price or cash with an above market return, depending on the closing share price on a specified date in the future. The form of this transaction allows us to either meet our cost objectives regarding share repurchases or earn an above market yield on the cash investment. The pre-payment amount is recorded as a reduction to APIC with final settlement recorded as either an increase to APIC if we receive cash or an increase in treasury stock if shares are delivered, depending on the closing share price on the specified date.
In accordance with EITF 99-7, Accounting for an Accelerated Share Repurchase Program, ASR transactions are accounted for as an immediate reduction of outstanding shares for basic and diluted earnings per share. Additionally, our ASR and SSR contracts qualify for equity classification in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, as settlement is based on our stock price and we are not required to deliver additional shares or pay additional cash upon settlement.
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
Jackpot liabilities are comprised of payments due previous winners, as well as amounts due future winners of progressive jackpots not yet won. Previous winner liabilities for periodic payments are carried at the amortized cost of jackpot annuity investments in qualifying US government or agency securities used to fund future periodic payments. Liabilities due future winners are carried at the present value of the amount carried on progressive jackpot meters for jackpots not yet won. Jackpot expense represents the estimated cost to fund jackpots and is subject to changes in the discount or interest rate used to present value progressive jackpot liabilities due future winners.
We estimate the present value of progressive jackpot liabilities due future winners using current market prime, treasury, or agency rates weighted with historical lump sum payout election ratios. The most recent historical patterns indicate that approximately 85% of winners will elect the lump sum payment option. Additionally, we estimate current liabilities for jackpots not yet won based on historical experience with winner payment elections, in conjunction with the theoretical projected number of jackpots expected to hit within one year.
WAP Systems Interest
Interest income accretion on jackpot annuity investments used to fund periodic payments is offset by interest expense accretion on related jackpot liabilities for payments due previous winners. The interest income and expense accrete at approximately the same rate and vary depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems annuity interest accretion totaled $31.3 million in fiscal 2007, $23.2 million in fiscal 2006 and $31.3 million in fiscal 2005.
We also hold a significant amount of cash and short-term investments related to our WAP operations on which we earn interest income.
Other Liabilities
Other liabilities are primarily comprised of customer deposits, accrued expenses, deferred compensation, deferred revenue, and minority interest.
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
Hurricane Damage Insurance Recoveries
In March 2007, we negotiated a final insurance settlement of $18.0 million related to 2005 US Gulf Coast hurricane damages which destroyed or temporarily shut down our gaming operations machines. We recorded $5.5 million of hurricane related losses in September 2005. We received a final payment of $13.0 million, net of $5.0 million advanced in fiscal 2006. We recorded insurance gains of $5.0 million, net of $1.0 million previously accrued, for property damages in cost of gaming operations, and $12.0 million for business interruption in selling, general and administrative (SG&A).
Recently Issued Accounting Standards
SFAS 159
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We are required to adopt this statement in October 2008 and we continue evaluating the potential impact to our future results of operations, financial position or cash flows, which will depend on the extent we elect fair value measurement for eligible items.
SFAS 157
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement in October 2008 and we continue evaluating to what extent it will impact our future results of operations, financial position or cash flows.
FASB Interpretation (FIN) 48
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. This interpretation is effective for us beginning in the first quarter of 2008, and we continue evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows.

2. Variable Interest Entities and Investments in Unconsolidated Affiliates
Variable Interest Entities
Consolidated WAP Trusts
We initially consolidated the WAP trusts in Iowa and New Jersey (NJ) beginning June 30, 2004 under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. Consolidated trust assets and equivalent liabilities relate primarily to jackpot funding. These VIE trust consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income.
In November 2005, IGT assumed direct responsibility for current and future NJ WAP jackpot system operations previously under the control of a third party trust administrator. At that time, IGT was relieved of its contractual guarantee obligation related to the third party administration of past winner payments. Accordingly, we ceased to consolidate approximately $139.2 million of NJ VIE assets and equivalent liabilities related to past winners during the first quarter of fiscal 2006.
In November 2006, IGT executed an agreement with casino trustees to assume responsibility for and administration of the NJ past winner payments formerly under the control of a third party administrator. The resulting reconsolidation of these VIE past winner trusts initially added assets and equivalent liabilities of $122.8 million. Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $116.5 million at September 30, 2007 and $4.1 million at September 30, 2006. Consolidated VIE trusts comprised less than 0.1% of total revenues for the years ended September 30, 2007 and 2006, and less than 2% in 2005.
Investments in Unconsolidated Affiliates
Walker Digital Gaming, LLC (WDG)
In February 2006, IGT paid $56.0 million for a 10% equity interest in WDG (formerly known as Casino IP Holdings, LLC), a VIE formed to hold, develop, and license WDG IP identified for gambling use. This relationship facilitates the development, introduction, and integration of certain WDG innovations into IGT product lines. We are not the primary beneficiary of WDG and apply the equity method of accounting. Our net investment of $47.5 million at September 30, 2007 represents our maximum exposure to loss. We recognized losses of $5.3 million in fiscal 2007 and $3.2 million in fiscal 2006, primarily comprised of intangibles amortization.
China LotSynergy Holdings, Ltd. (CLS)
In May 2007, we entered into strategic business arrangements with China LotSynergy Holdings, Ltd., a company involved in the development of the China lottery market and other related activities. As of September 30, 2007, our investment totaled $33.6 million, including transaction costs, in 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange. Our investment includes the purchase of additional shares of CLS to maintain our 5% ownership position. We record this equity investment under the cost method and recognize our portion of net accumulated earnings in CLS only to the extent distributed through dividends. The estimated market value of our CLS stock was approximately $43.4 million at September 30, 2007.
In May 2007, we also invested $72.0 million, including transaction costs, in a 4% zero-coupon unsecured convertible note of CLS due May 31, 2015, which becomes partially or wholly convertible after three years at an initial conversion price of HK$3.82 per share or HK$0.96 per share split-adjusted. CLS may call the note for redemption in full at accreted value under certain circumstances on or after May 31, 2012. IGT may require CLS to repay some or all of the note at accreted value on May 31, 2012.
The convertible note is available-for-sale and carried at its estimated market value of $78.0 million at September 30, 2007. Unrealized holding gains totaled $6.4 million at September 30, 2007. Our evaluation of the convertible note terms determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at September 30, 2007.
Additionally, IGT entered into a Technical Cooperation Agreement (TCA) to provide technical support, assistance and consulting services to CLS and exclusively explore opportunities for providing products and services in connection with the China welfare lottery. IGT is restricted from selling or transferring any of its shares in CLS or the convertible note for three years, after which either party may terminate the exclusivity provision in the TCA allowing IGT to sell or transfer its shares in CLS or the convertible note. In September 2007, we established a 50/50 joint venture, IGT Synergy Holding Ltd., to explore opportunities in connection with the China welfare lottery. We accrued $14.5 million at September 30, 2007, for our unconditional commitment to contribute capital in installments over the next two years. We will apply the equity method of accounting for our investment in IGT Synergy.

All CLS related investments above are presented as a component of other non-current assets.
3. Balance Sheet Components
Inventories

September 30,	2007	2006

(In millions)
Raw materials	$78.4	$79.9
Work-in-process	4.5	4.6
Finished goods	61.9	77.6

Total inventories	$144.8	$162.1

Property, Plant and Equipment

			Useful lives
September 30,	2007	2006	in years

(In millions)
Land	$58.0	$35.4
Buildings	139.7	104.6	30-40
Leasehold improvements	13.1	14.0	lease term
Machinery, furniture and equipment	242.6	194.1	2-15
Gaming operations equipment	737.8	608.8	1-3
Construction in process	80.3	82.6

Total	1,271.5	1,039.5
Less accumulated depreciation	(704.1)	(569.7)

Property, plant and equipment, net	$567.4	$469.8

Construction in process includes $64.0 million at September 30, 2007 and $57.7 million at September 30, 2006 related to our new facilities under construction in Las Vegas. Interest capitalized during fiscal 2007 totaled $2.3 million and $1.3 million during fiscal 2006. During the year ended September 30, 2007, we reclassified $59.6 million related to the Las Vegas facilities from construction in process to land, buildings and equipment as it was placed in service.
In March 2007, IGT sold a company airplane for $7.8 million to a limited liability company owned by Chuck Mathewson, a former director and executive officer of IGT, and the father of Robert Mathewson, a current IGT director. Robert Mathewson has no interest in the limited liability company or in the airplane itself. IGT recognized $5.8 million in gain on the sale.
Other Assets

September 30,	2007	2006

(In millions)
Investments in unconsolidated affiliates	$175.3	$53.0
Prepaid or deferred expenses	91.8	105.7
Miscellaneous	28.2	26.2

Total other assets	$295.3	$184.9

See Note 2 for additional information about investments in unconsolidated affiliates.

4. Employee Benefit Plans
We have established a variety of employee benefit programs to attract, retain and motivate our employees.
Cash Incentives
Our profit sharing and 401(k) plan was adopted for US employees. IGT matches 100% of an employee’s contributions up to $750 per year. Participants immediately vest in their contributions and IGT’s matching contributions. Additionally, IGT contributes a portion of profits to eligible employees, which vest over a six-year period. Cash sharing is distributed semi-annually to all eligible employees and management bonuses are paid annually to selected employees.
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
Total annual contributions from operating profits for these plans totaled $93.6 million in fiscal 2007, $88.4 million in fiscal 2006 and $66.7 million in fiscal 2005.
Share-based Compensation
The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New IGT shares are issued upon option exercises or restricted share grants. IGT restricted or performance share awards (referred to in SFAS 123R as non-vested share awards) are earned over the employee’s service (vesting) period, and hold no further restrictions upon vesting. Unrecognized costs related to all share-based awards outstanding at September 30, 2007 total $83.5 million and are expected to be recognized over a weighted average period of 2.0 years.
Stock Incentive Plan
Under the IGT Stock Incentive Plan (SIP), our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest over time of service or based on performance. We generally grant stock options at an exercise price equal to the market price at the date of grant, with a 10-year contractual term. SIP grants in fiscal 2007 began vesting ratably over four years of continuous service. At September 30, 2007, 9.5 million shares remain available for grant under the IGT SIP. Each restricted share granted counts as four shares against this allowance.
Current year stock options activity as of and for the year ended September 30, 2007

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,553	$26.45
Granted	3,256	40.69
Exercised	(2,940)	19.82
Forfeited	(389)	32.04
Expired	(26)	42.09

Outstanding at end of period	17,454	$30.08	6.7	$227.5

Vested and expected to vest	16,830	$30.02	6.7	$220.4

Exercisable at end of period	8,668	$25.46	5.6	$153.0

Current year restricted shares activity as of and for the year ended September 30, 2007

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value

	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,570	$33.45
Granted	351	42.56
Vested	(320)	32.29
Forfeited	(33)	36.33

Outstanding at end of period	1,568	$35.65	3.1	$67.6

Expected to vest	1,510	$35.64	3.1	$65.1

Employee Stock Purchase Plan
Under the IGT qualified employee stock purchase plan, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price is equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. Approximately 226,000 shares were issued in February 2007 under this plan. Based on enrollment through September 30, 2007, we expect to issue approximately 234,000 shares in February 2008 under this plan. At September 30, 2007, 2.8 million shares were available for future grants.
Additionally, eligible United Kingdom (UK) employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. Approximately 14,000 shares were issued during fiscal 2007 under this plan and approximately 668,000 shares were available for grant at September 30, 2007. Based on enrollment through September 2007, we expect to issue approximately 65,000 shares under this plan over the next seven years.
Option Valuation Assumptions

Years Ended September 30,	2007	2006	2005

Expected volatility	0.26	0.29	0.34
Expected dividends	1.26%	1.55%	1.57%
Expected term (in years)	4.2	4.4	3.5
Risk free rate	4.57%	4.45%	3.42%
Reported Share-based Compensation

Years Ended September 30,	2007	2006	2005

(In millions)
Pre-tax	$35.7	$37.0	$3.7
Tax benefit	(10.3)	(11.1)	(1.4)

After-tax	$25.4	$25.9	$2.3

Pro Forma Net Income Comparison

Years Ended September 30,	2007	2006	2005

(In millions)
Reported net income	$508.2	$473.6	$436.5
Incremental after-tax pro forma share-based compensation	—	—	(21.5)

Comparative net income (2005 pro forma)	$508.2	$473.6	$415.0

Basic EPS as reported	$1.54	$1.41	$1.27
Basic EPS (2005 pro forma)			$1.21

Diluted EPS as reported	$1.51	$1.34	$1.20
Diluted EPS (2005 pro forma)			$1.15
Other Share-based Compensation Information

Years Ended September 30,	2007	2006	2005

(In millions except per share amounts)
Weighted average grant date fair value per share:
Options granted	$9.50	$7.65	$7.95
Restricted shares granted	$42.56	$36.14	$35.51

Total intrinsic value of options exercised	$66.3	$135.6	$79.5
Total fair value of restricted shares vested	13.1	6.7	2.7
Tax benefit realized for tax return deductions	26.9	50.8	26.6
5. Acquisitions
Pro forma financial information is not provided, as these acquisitions are not material to our consolidated financial statements.
Digideal
In June 2007, we invested $31.2 million in voting convertible preferred and common stock of Digideal, a Spokane, Washington gaming technology firm. Acquiring a 58% controlling interest, Digideal’s results are consolidated in our financial statements beginning June 22, 2007. We gain access to the Digideal IP portfolio and plan to work jointly in expanding game content and electronic table game products. Additional five-year agreements provide IGT exclusive manufacturing and distribution rights, as well as a fixed-price option to purchase all remaining outstanding shares.
With the business valuation not yet complete at September 30, 2007, we preliminarily allocated the purchase price to:
ª	tangible assets of $14.9 million, including cash of $12.4 million

ª	identifiable intangibles of $13.8 million

ª	in-process R&D of $0.5 million with no future alternative use, immediately charged to R&D

ª	goodwill of $6.3 million, not deductible for tax purposes

ª	liabilities of $4.3 million
Venture Catalyst Incorporated (VCAT)
In December 2006, we purchased VCAT, renamed Mariposa Software Inc., for $21.9 million. We anticipate the Mariposa casino systems applications for customer relationship management will enhance our server-based initiatives. At September 30, 2007, the business valuation is not yet complete, and we preliminarily allocated the purchase price to:
ª	tangible assets of $6.8 million, including cash of $3.5 million

ª	identifiable intangibles of $8.2 million

ª	in-process R&D of $0.1 million with no future alternative use, immediately charged to R&D

ª	goodwill of $11.1 million, not deductible for tax purposes

ª	liabilities of $4.3 million

WagerWorks
In August 2005, we completed the acquisition of WagerWorks, a provider of internet gaming technology, content and services. We anticipate this business combination will facilitate the distribution of our game content across remote channels and mediums, including the internet and interactive television. We allocated the aggregate purchase price of $89.1 million to:
ª	tangible assets of $5.6 million, including cash of $1.4 million

ª	identifiable intangibles of $31.1 million

ª	in-process R&D of $1.8 million with no future alternative use, immediately charged to R&D

ª	goodwill of $58.0 million, not deductible for tax purposes

ª	liabilities of $7.4 million
6. Investment Securities
Our portfolio of investment securities is available for sale and includes restricted ARS of $57.4 million at September 30, 2007 and $64.8 million at September 30, 2006. We realized no gains or losses during the last three fiscal years.

	Net	Gross Unrealized		Market
September 30,	Cost	Gains	Losses	Value

(In millions)
2007
ARS	$103.3	$—	$—	$103.3
Equity securities	5.1	—	(0.1)	5.0
Mutual funds	0.4	—	—	0.4

Total	$108.8	$—	$(0.1)	$108.7

2006
ARS	$256.5	$—	$—	$256.5

7. Jackpot Annuity Investments

	Book	Gross Unrealized		Market
September 30,	Value	Gains	Losses	Value

(In millions)
2007	$508.0	$34.6	$(5.4)	$537.2

2006	$387.4	$26.2	$(3.6)	$410.0

Future maturities of these securities through 2032, including the accreted interest at maturity, totaled:

	Within 1
September 30,	year	2-5 years	6-10 years	Thereafter	Total

(In millions)
2007	$66.5	$253.1	$208.2	$184.8	$712.6

8. Receivables
Our notes and contracts receivable are presented net of unearned interest income and deferred loan fees totaling $2.3 million at September 30, 2007 and $3.3 million at September 30, 2006, and net of allowances for doubtful accounts below.

September 30,	2007	2006	2005

(In millions)
Allowance for doubtful accounts:
Beginning balance	$18.2	$20.4	$26.1
Provisions	4.0	3.1	(0.7)
Write-offs net of recoveries	(1.3)	(5.3)	(5.0)

Ending balance	$20.9	$18.2	$20.4

Allowance for doubtful notes and contracts:
Beginning balance	$39.0	$42.8	$42.4
Provisions	(10.0)	(3.6)	0.7
Write-offs net of recoveries	(3.9)	(0.2)	(0.3)

Ending balance	$25.1	$39.0	$42.8

Current	$12.5	$21.5	$27.6
Non-current	$12.6	$17.5	$15.2
Estimated future collections below, as of September 30, 2007 are net of allowances for notes of $4.2 million and contracts of $20.9 million:

	2008	2009	2010	2011	2012	Thereafter	Total

(In millions)
Notes	$31.7	$26.8	$9.1	$1.2	$—	$—	$68.8
Contracts	59.3	21.2	4.0	0.5	0.3	0.5	85.8

	$91.0	$48.0	$13.1	$1.7	$0.3	$0.5	$154.6

9. Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, investments, and receivables. We place short-term investments in high credit quality financial institutions or in short-duration high-quality securities, most significantly in ARS. With the exception of US Government and Agency securities, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits.
Our receivables are concentrated in the following legalized gaming regions at September 30, 2007:

North America		International
Nevada	15%	UK	6%
Mississippi	7	Europe	5
Oklahoma	7	Other (less than 5% individually)	15

California	6		26%

Pennsylvania	5
New Jersey	5
Other (less than 5% individually)	29

	74%

In April 2007, IGT agreed to provide up to $120.0 million in equipment and development financing to Argentina gaming operators, Casino Club South America (CCSA) and Hipodromo Argentina De Palermo South America (HAPSA), and their new joint venture, Compania Inversiones de Entretenimiento (CIESA). The agreement consists of a fully collateralized development credit facility of $80.0 million to CIESA and the remaining $40.0 million for the acquisition of gaming equipment by CIESA and CCSA. CIESA is a VIE created for the improvement, expansion, and new construction of casino facilities on behalf of CCSA and HAPSA. IGT is not the primary beneficiary of CIESA and our maximum exposure to loss will be the amounts financed, when funded, and interest accrued on outstanding advances. As of September 30, 2007, IGT has not funded any amounts under the agreements.
Unfunded development financing loans totaled $88.0 million at of September 30, 2007.
10. Goodwill and Other Intangibles
Goodwill
In accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, goodwill was adjusted for the tax benefit of Anchor options exercised subsequent to acquisition.

	North
	America	International	Total

(In millions)
Fiscal Year 2006
Beginning balance	$994.3	$96.6	$1,090.9
Acquisitions	—	3.9	3.9
Foreign currency and tax benefit adjustments	(2.2)	2.5	0.3

Ending balance	992.1	103.0	1,095.1

Fiscal Year 2007
Acquisitions	17.4	—	17.4
Foreign currency and tax benefit adjustments	(0.3)	4.4	4.1

Ending balance	$1,009.2	$107.4	$1,116.6

Other Intangibles
Patent additions in the following tables include capitalized legal costs. Business combination additions include purchase price valuation adjustments during the first year subsequent to acquisition.

Additions for the year	Business	Other	Weighted
ended September 30, 2007	Combinations	Additions	Average Life

(In millions, except life)			(Years)
Finite lived intangibles
Patents	$13.4	$15.5	12
Contracts	4.3	—	3
Developed technology	3.5	—	8
Trademarks	0.1	—	4

	21.3	15.5
Indefinite lived trademarks	0.7	—

Total	$22.0	$15.5

	September 30, 2007			September 30, 2006
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$358.3	$151.7	$206.6	$332.1	$119.4	$212.7
Contracts	21.4	11.7	9.7	19.6	9.4	10.2
Trademarks	2.0	1.8	0.2	5.1	4.7	0.4
Developed technology	47.2	22.4	24.8	44.2	14.9	29.3
Customer relationships	6.9	3.4	3.5	6.8	2.4	4.4

	435.8	191.0	244.8	407.8	150.8	257.0
Indefinite lived trademarks	0.7	—	0.7	—	—	—

Net carrying amount	$436.5	$191.0	$245.5	$407.8	$150.8	$257.0

Aggregate amortization expense totaled $49.1 million in fiscal 2007, $44.6 million in 2006, and $39.4 million in 2005.

	2008	2009	2010	2011	2012
(In millions)
Estimated future annual amortization	$43.9	$41.1	$37.4	$35.5	$34.3
11. Credit Facilities & Indebtedness

Outstanding balance September 30,	2007	2006
(In millions)
Senior credit facility	$600.0	$200.0
Foreign credit facilities	5.2	21.3
1.75% Convertible Debentures, net of unamortized discount	—	611.1
2.6% Convertible Debentures	900.0	—
Installment purchase contract	3.4	—

Total notes payable, net	$1,508.6	$832.4

Book value approximates fair value for our credit facilities and installment purchase contract. The aggregate fair value of our Debentures based on quoted market prices was $895.5 million as of September 30, 2007 and $854.4 million as of September 30, 2006. We continue to be in compliance with all applicable covenants at September 30, 2007.
The table below reflects our future debt obligations as of September 30, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
(In millions)
Principal payments	$5.6	$0.9	$901.0	$601.1	—	—	$1,508.6
Senior Credit Facility
On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks. The five-year credit facility provides a $2.5 billion revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline (same day funds) borrowing. Borrowings outstanding totaled $600.0 million at September 30, 2007, with a weighted average interest rate of 5.7%, and $4.1 million reserved for letters of credit.
Interest rates and facility fees applicable to the credit facility may fluctuate based on our public credit ratings and/or debt to capitalization ratio. At September 30, 2007, the facility fee was 12.5 basis points (bps) and the interest rate was LIBOR (London Inter-Bank Offering Rate) plus 37.5 bps. At our discretion we can borrow for 1, 2, 3, or 6 month durations.

Financial covenants (as defined in the facility agreement) include a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of Debt to EBITDA. Absence of compliance with required covenants causes an event of default that, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable.
The senior credit facility agreement also includes certain restrictions on our ability to:
ª	incur additional debt, guarantee debt, or enter into swap agreements

ª	incur liens

ª	enter into business combinations, liquidate, or dissolve

ª	sell, transfer, lease or dispose of substantially all assets

ª	change the nature of the business
Foreign Credit Facilities
Our available foreign credit facilities totaled $130.4 million with a weighted average interest rate of 1.9% at September 30, 2007. Of this amount, $5.2 million was drawn with a weighted average interest rate of 1.5%. Renewals on these facilities occur annually. The parent company, International Game Technology, guarantees all foreign credit facilities executed by its subsidiaries.
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
Under certain circumstances, each $1,000 Debenture will initially be convertible into 16.1875 shares of IGT Common Stock, representing a stock price of $61.78 or a 35% conversion premium over the market price at issuance. Upon conversion, for each $1,000 Debenture, a holder will receive cash up to $1,000, plus accrued and unpaid interest, if any, and shares for any excess conversion value determined in a manner set forth in the indenture. We will adjust the conversion rate upon the occurrence of certain events as defined in the indenture.
The Debentures are convertible under any of the following circumstances:
ª	during any fiscal quarter ending after March 31, 2007 if the closing price of our common stock is more than 130% of the conversion price during the measurement period of the preceding fiscal quarter

ª	if the Debentures are called for redemption

ª	if specified corporate transactions occur

ª	during the last three months prior to maturity
IGT may redeem some or all of the Debentures for cash on or after December 20, 2009, at 100% of their principal amount plus accrued and unpaid interest, if any, up to the redemption date. If IGT redeems the Debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026 and 2031.
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
In evaluating all features of our 2.6% Debentures for SFAS 133 embedded derivatives, we determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at issuance and at September 30, 2007, and no related derivative liability is recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

Redeemed 1.75% Zero-Coupon Senior Convertible Debentures
On December 26, 2006, all of our outstanding 1.75% Debentures were called for redemption. The call of the Debentures gave holders the right to convert their Debentures before January 10, 2007, and receive aggregate consideration comprised of shares and cash under the terms of the applicable indentures. In conjunction with the redemption and related conversions, we paid holders $612.7 million. This redemption resulted in non-cash increases to APIC of $1.2 million for 7.3 million shares issued and $47.5 million for related deferred tax liability.
12. Commitments
We lease certain of our facilities and equipment under various agreements for periods through January 2016. The following table shows future minimum payments required under these leases that have initial or remaining non-cancelable lease terms as of September 30, 2007. Certain facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments, net of anticipated sublease receipts.

	2008	2009	2010	2011	2012	Thereafter	Total
(In millions)
Operating leases	$12.5	$8.6	$6.8	$5.0	$1.9	$1.7	$36.5
Rental expense totaled $14.7 million for fiscal 2007, $14.3 million for fiscal 2006, and $12.7 million for fiscal 2005.
13. Jackpot Liabilities

September 30,	2007	2006
(In millions)
Payments due previous winners	$715.3	$567.2
Payments due future winners	138.2	161.4
Unamortized discounts	(210.4)	(181.9)

Total jackpot liabilities	$643.1	$546.7

Estimated fair value	$669.7	$569.0

Future jackpot payments due	2008	2009	2010	2011	2012	Thereafter	Total
(In millions)
Previous winners	$69.4	$66.4	$64.6	$62.2	$59.9	$392.8	$715.3
Future winners	101.3	10.8	1.4	1.4	1.4	21.9	138.2
14. Foreign Currency Derivatives
Subsidiary Operations
Net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency decreased to $73.9 million at September 30, 2007 from $151.0 million at September 30, 2006, primarily due to reduced inter-company loans. The notional amount of foreign currency contracts hedging this exposure totaled $63.6 per million at September 30, 2007 and $149.2 million at September 30, 2006. At September 30, 2007, these forward contracts were recorded as a fair value liability of $3.3 million. At September 30, 2006, the fair value of these contracts was recorded as a $1.7 million asset and a $1.2 million liability.
Investment in CLS
Additionally, during the third quarter of fiscal 2007 we executed 5-year forward contracts designated as FAS 133 foreign currency fair value hedges to protect 70% of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million at September 30, 2007, recorded at a fair value asset of $0.2 million. There was no significant ineffectiveness for fiscal 2007.

15. Earnings Per Share

Years Ended September 30,	2007	2006	2005
(In millions, except per share amounts)
Net income	$508.2	$473.6	$436.5
After-tax interest expense on 1.75% Debentures	—	4.3	9.5

Diluted EPS Numerator	$508.2	$477.9	$446.0

Weighted average common shares outstanding:
Basic	330.1	336.8	343.7
Dilutive effect of stock awards	4.1	4.4	6.0
Dilutive effect of 1.75% Debentures	1.9	14.6	20.5

Diluted EPS Denominator	336.1	355.8	370.2

Basic earnings per share	$1.54	$1.41	$1.27
Diluted earnings per share	$1.51	$1.34	$1.20
Weighted average antidilutive stock award shares excluded from diluted EPS	3.2	7.1	8.9
We repurchased 2.3 million shares between September 30, 2007 and November 26, 2007.
Negotiated Share Repurchase Transactions
On September 6, 2007, we acquired 4.2 million shares through an ASR for an aggregate cost of $175.0 million or $41.28 per share subject to a future purchase price adjustment based on our weighted average stock price through October 3, 2007, subject to a specified collar. On September 7, 2006, we acquired 3.7 million shares through a similar ASR for an initial payment of $150.0 million or $40.97 per share, subject to a future purchase price adjustment based on our weighted average stock price through November 3, 2006, subject to a specified collar. We settled both transactions with no additional cash or shares delivered by either party because our weighted average stock price was above the initial cap price.
On June 6, 2006, we prepaid $100.0 million in a SSR designed to settle in cash or IGT shares based on the closing stock price on June 29, 2006. We received cash of $101.1 million upon settlement in July 2006 because our stock price was above the predetermined threshold price of $35.50 per share. In September 2005, we prepaid $74.0 million in a similar SSR, and received $77.8 million in cash because our stock price was above the predetermined threshold price of $27.40 per share on November 15, 2005. No shares were acquired in either SSR transaction because they settled in cash.
16. Contingencies
Litigation
IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.
Bally
On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698 and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. Discovery is closed and trial is scheduled for May 2008.
On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT, US Patent numbers RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™”

technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations, and discovery is ongoing. Trial is scheduled for November 2008.
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
Aristocrat
On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit and the parties completed their appellate briefing on October 15, 2007.
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
Brochu v. Loto Quebec
Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, plaintiff seeks to recover on behalf of the class damages of approximately $578.7 million Canadian dollars (CAD), representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. The Superior Court has adjourned the trial date scheduled for late 2007 pending a decision by the Court of Appeals of the Superior Court’s ruling regarding the class action time period.
Environmental Matters
Colorado Central Station Casino (CCSC), a casino operation sold by IGT in April 2003, is located in an area that has been designated by the Environmental Protection Agency (EPA) as an active superfund site because of contamination from historic mining activity in the area.  In order for Anchor Coin, an entity we acquired in December 2001, to develop the CCSC site, it voluntarily entered into an administrative order of consent with the EPA to conduct soil removal and analysis (a requirement imposed on similarly situated property developers within the region) in conjunction with re-routing mine drainage.  The work and obligations contemplated by the agreement were completed by Anchor in June 1998, and the EPA subsequently issued a termination of the order.

The EPA, together with other property developers excluding CCSC, continues remediation activities at the site. While we believe our remediation obligations are complete, it is possible that additional contamination may be identified and we could be obligated to participate in remediation efforts. Under the guidance in Statement of Position 96-1, Environmental Remediation Liabilities, we determined the incurrence of additional remediation costs is neither probable nor reasonably estimable and no liability is recorded at this time.
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
OSHA / Wrongful Termination Matter
On July 8, 2004, two former employees filed a complaint with the US Department of Labor, Occupational Safety and Health Administration (OSHA), alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor’s patents in connection with IGT’s acquisition of Anchor in December 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of our Board of Directors, reviewed the allegations and found them to be entirely without merit.
On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs filed a notice of appeal to the US Court of Appeals for the Ninth Circuit.
Related to the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at September 30, 2007 totaled $81.4 million, with a remaining life of approximately 9 years.
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
Performance Bonds
Performance bonds outstanding related to gaming operations totaled $28.7 million at September 30, 2007. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.
Letters of Credit
Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at September 30, 2007.

IGT Licensor Arrangements
Our sales agreements that include software and IP licensing arrangements may provide a clause whereby IGT indemnifies the third party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant costs due to infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been recorded.
Product Warranties
Our warranty costs in the table below are accrued based on historical trends in product failure rates and expected costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year.

Years ended September 30,	2007	2006	2005

(In millions)
Balance at beginning of year	$8.3	$6.0	$6.9
Reduction for payments made	(8.9)	(7.9)	(4.3)
Accrual for new warranties issued	10.6	10.4	5.7
Adjustments for pre-existing warranties	(1.3)	(0.2)	(2.3)

Balance at end of period	$8.7	$8.3	$6.0

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
17. Income Taxes

Years ended September 30,	2007	2006	2005

(In millions)
Income before tax:
US	$670.2	$658.6	$570.1
Non — US	134.6	88.3	111.1

Total	$804.8	$746.9	$681.2

Effective income tax rates:
Federal statutory tax	35.0%	35.0%	35.0%
State income tax, net	2.0%	2.0%	2.2%
Foreign subsidiaries tax, net	-0.4%	-0.4%	-0.1%
Other, net	0.3%	0.0%	-1.2%

Total	36.9%	36.6%	35.9%

Income tax provisions components:
Federal	$251.8	$261.9	$213.5
State	28.1	20.5	14.4
Foreign	44.3	30.6	25.7

Total current	324.2	313.0	253.6

Federal	(20.6)	(25.8)	(4.0)
State	(2.8)	(1.6)	0.9
Foreign	(4.2)	(12.3)	(5.8)

Total deferred	(27.6)	(39.7)	(8.9)

Total income tax provisions	$296.6	$273.3	$244.7

Significant components of our deferred income taxes:

September 30,	2007	2006

(In millions)
Reserves	$49.2	$40.3
Jackpot payment timing difference	131.5	129.0
Share-based compensation	15.6	7.3
Net operating loss carry forwards	19.6	19.6
State income taxes, net	12.3	6.1
Foreign	13.3	28.1
Property, plant and equipment	42.8	25.9
Goodwill and intangibles	19.0	16.8
Other	5.4	2.6

Deferred income tax assets	308.7	275.7
Valuation allowance	(1.6)	(9.1)

Deferred income tax assets, net	307.1	266.6

Prepaid expenses	(4.2)	(6.0)
Interest expense on convertible debt	(8.0)	(41.8)
Foreign	(0.1)	—
Intangibles	(79.2)	(74.5)
Other	(6.8)	(7.7)

Deferred income tax liabilities	(98.3)	(130.0)

Net deferred income tax asset	$208.8	$136.6

Current	$58.2	$19.7
Non-current	$150.6	$116.9
Our US net operating loss carry forwards totaled $56.0 million at September 30, 2007 and will expire in tax years 2020 through 2027. At September 30, 2007, our valuation allowance of $1.6 million related to business acquisitions. Our valuation allowance at September 30, 2006 totaled $9.1 million related to net operating losses and net deferred income tax assets of our Australia operations and was fully released in fiscal 2007.
We have not provided for US deferred income taxes or foreign withholding taxes on $100.5 million in unrecognized temporary differences related to the basis of our investments in foreign subsidiaries as of September 30, 2007, which we expect to be permanently reinvested in operations outside the US.
We accrue reserves for potential tax contingencies quarterly based on a comprehensive review of our global tax positions. These reserves are adjusted as necessary and released after matters are resolved with certain tax authorities or upon the closure of tax years subject to tax audit. Reserves for these tax matters are included on our balance sheet as a component of accrued income taxes.

18. Business Segments
We view our business in two operating segments, each incorporating all types of revenues:
ª	North America includes our operations in the US and Canada

ª	International encompasses our efforts in all other jurisdictions worldwide
North America includes revenues from Canada that totaled $101.1 million in fiscal 2007, $127.5 million in 2006 and $84.0 million in 2005. Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit reflects income before tax.
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

Segments for Years ended September 30,	2007	2006	2005

(In millions)
NORTH AMERICA
Revenues	$2,021.7	$1,978.2	$1,878.9
Gaming operations	1,235.0	1,173.8	1,170.0
Product sales	786.7	804.4	708.9

Gross profit	1,172.5	1,122.3	972.4
Gaming operations	740.7	681.1	592.1
Product sales	431.8	441.2	380.3

Segment profit	793.0	768.9	665.9

Interest income	56.0	45.8	60.4
Interest expense	31.5	23.5	31.4
Depreciation and amortization	214.6	199.9	202.6

Long-lived assets	495.6	476.3	491.2
Additions to long-lived assets	213.1	208.7	179.9
Total assets	2,640.6	2,558.9	2,709.3

INTERNATIONAL
Revenues	$599.7	$533.5	$500.5
Gaming operations	126.2	77.6	28.5
Product sales	473.5	455.9	472.0

Gross profit	308.3	249.4	218.3
Gaming operations	82.3	48.9	22.0
Product sales	226.0	200.5	196.3

Segment profit	175.8	113.4	116.3

Interest income	6.4	3.7	2.1
Interest expense	0.2	0.2	0.2
Depreciation and amortization	41.3	26.3	8.1

Long-lived assets	92.5	88.8	60.3
Additions to long-lived assets	45.5	59.8	19.8
Total assets	717.7	512.4	411.9

Segments for Years ended September 30,	2007	2006	2005

(In millions)
CORPORATE
Net unallocated expenses	$(164.0)	$(135.4)	$(101.0)
Interest income	19.6	15.9	15.4
Interest expense	45.9	27.1	26.5
Depreciation and amortization	9.6	9.2	11.5

Long-lived assets	224.8	161.7	120.0
Additions to long-lived assets	78.5	44.7	38.9
Total assets	809.2	831.4	743.2

CONSOLIDATED
Revenues	$2,621.4	$2,511.7	$2,379.4
Gaming operations	1,361.2	1,251.4	1,198.5
Product sales	1,260.2	1,260.3	1,180.9

Gross profit	1,480.8	1,371.7	1,190.7
Gaming operations	823.0	730.0	614.1
Product sales	657.8	641.7	576.6

Segment profit	804.8	746.9	681.2

Interest income	82.0	65.4	77.9
Interest expense	77.6	50.8	58.1
Depreciation and amortization	265.5	235.4	222.2

Long-lived assets	812.9	726.8	671.5
Additions to long-lived assets	337.1	313.2	238.6
Total assets	4,167.5	3,902.7	3,864.4
19. Selected Quarterly Financial Data (Unaudited)

September 30,	First	Second	Third	Fourth

(In millions, except per share amounts)
2007
Total revenues	$642.3	$609.7	$706.5	$662.9
Gross profit	352.0	356.5	396.6	375.7
Operating income	185.2	202.2	216.3	196.6
Net income	121.0	128.2	136.4	122.6

Diluted EPS	0.35	0.38	0.41	0.38

2006
Total revenues	$616.2	$644.4	$612.4	$638.7
Gross profit	332.0	350.2	332.5	357.0
Operating income	185.8	192.7	171.6	175.0
Net income	120.6	124.0	114.1	114.9

Diluted EPS	0.34	0.35	0.33	0.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.
As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and PFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and PFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO and PFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2007. This evaluation was performed using the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The attestation report issued by Deloitte & Touche LLP on our internal control over financial reporting follows below Item 9A.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
International Game Technology
Reno, Nevada:
We have audited the internal control over financial reporting of International Game Technology and subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated November 27, 2007 expressed an unqualified opinion on those financial statements.
/s/DELOITTE & TOUCHE LLP
Los Angeles, California
November 27, 2007

Item 9B. Other Information
None
PART III
The information required by Items 10, 11, 12, 13 and 14, except as provided below, is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted the “Code of Ethics for Principal Executive Officer and Senior Financial Officers of International Game Technology” (Finance Code of Ethics), a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or any persons performing similar functions (together, the “Covered Officers”). The Finance Code of Ethics is publicly available on our website at www.IGT.com. If we make any substantive amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of the Covered Officers, we will disclose the nature of such amendment or waiver on our website.
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity compensation plans approved and not approved by shareholders as of September 30, 2007:

			Number of securities
	Number of securities to	Weighted average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options	equity compensation
Plan category	warrants and rights	warrants and rights	plans
(In millions, except per share amounts)
Equity compensation plans approved by shareholders (1)	19.0	$27.60	12.3

Equity compensation plans not approved by shareholders(2)	0.1	$32.30	0.7

Total	19.1	$27.62	13.0

(1)	Includes shares under the International Game Technology Stock Incentive Plan and Qualified Employee Stock Purchase Plan. ESPP shares are not included in securities to be issued until exercised each year in February.

(2)	Includes shares available under the Barcrest Savings Related Share Option Scheme, a broad-based UK employee stock purchase program established in January 1999 to satisfy certain UK tax requirements. This program is generally intended to provide UK employees the same benefits available under the US Employee Stock Purchase Plan. Shareholder approval was not required for this plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
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

Parent Company Financial Statements — Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)	Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

3.2	Third Restated Code of Bylaws of International Game Technology, dated June 23, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, File number 001-10684, filing date June 29, 2005)

4.1	Indenture, dated as of December 20, 2006, between IGT and Wells Fargo Bank, National Association, as Trustee, relating to the 2.60% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed December 20, 2006)

4.2	Form of 2.60% Convertible Debenture due December 15, 2036 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed December 20, 2006)

4.3	Registration Rights Agreement, dated as of December 20, 2006, between IGT and the initial purchasers named therein, relating to the 2.60% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed December 20, 2006)

10.1*	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Report on Form 10-K for the year ended September 30, 1996)

10.2*	Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000)

10.3*	IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000)

10.4*	International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I) (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10Q/A for the quarter ended March 31, 2001)

10.5*	International Game Technology 2002 Stock Incentive Plan, as amended March 7, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 13, 2006)

10.6*	IGT Profit Sharing Plan (as amended and restated as of April 1, 2002) (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002)

10.7*	Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.8*	Amendment 2006-I to IGT Profit Sharing Plan effective as of January 1, 2006

10.9*	Amended Employment Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated January 27, 2003 (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 29, 2003), and Exhibit “A” referenced therein (incorporated by reference to Exhibit 10.16 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001)

10.10*	Retirement Agreement with Maureen Mullarkey, Executive Vice President, Chief Financial Officer dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed February 22, 2007)

10.11*	Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated October 27, 2003 (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2003)

10.12*	Amendment No. 1 to Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.13*	Restricted Stock Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.14*	Performance Share Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.15*	IGT 2002 Stock Incentive Plan Agreement Forms: Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.16*	International Game Technology Employee Stock Purchase Plan, amended and restated effective as of December 8, 2005, as subsequently amended

10.17*	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.18*	Summary of Named Executive Officer and Director Compensation Arrangements at September 30, 2007

10.19	Agreement and Plan of Merger, dated July 26, 2005, by and among International Game Technology, and Winter Subsidiary, Inc., and WagerWorks, Inc., and Carl Berg and DDJ Capital Management, LLC (incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K for the year ended September 30, 2005)

10.20	Amended and Restated Credit Agreement, dated as of December 20, 2005, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC, Wachovia Bank, National Association, and Mizuho Corporate Bank, Ltd. as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and The Royal Bank of Scotland PLC as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 22, 2005)

10.21	Purchase Agreement dated as of December 14, 2006, between IGT and the Initial Purchasers, relating to the 2.6% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 20, 2006)

21	Subsidiaries

23	Independent Auditors’ Consent

24	Power of Attorney (see next page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99	Government Gaming Regulation

*	Management contract or compensatory plan or arrangement

Power of Attorney Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of November 2007.

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Daniel R. Siciliano

Daniel R. Siciliano
Chief Accounting Officer, Treasurer
and Principal Financial Officer
International Game Technology
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below hereby authorizes Thomas J. Matthews and Daniel R. Siciliano, or either of them, as attorneys-in-fact to sign on their behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date
/s/ Thomas J. Matthews	Chairman of the Board of Directors	November 28, 2007
Thomas J. Matthews	and Chief Executive Officer

/s/ Daniel R. Siciliano	Chief Accounting Officer, Treasurer and	November 28, 2007
Daniel R. Siciliano	Principal Financial Officer

/s/ Robert A. Bittman	Director	November 28, 2007
Robert A. Bittman

/s/ Richard Burt	Director	November 28, 2007
Richard Burt

/s/ Patti Hart	Director	November 28, 2007
Patti Hart

/s/ Leslie Heisz	Director	November 28, 2007
Leslie Heisz

/s/ Robert A. Mathewson	Director	November 28, 2007
Robert A. Mathewson

/s/ Robert Miller	Director	November 28, 2007
Robert Miller

/s/ Frederick Rentschler	Director	November 28, 2007
Frederick Rentschler

Exhibit Index

Exhibit No.	Description
10.8*	Amendment 2006-I to IGT Profit Sharing Plan effective as of January 1, 2006

10.16*	International Game Technology Employee Stock Purchase Plan, amended and restated effective as of December 8, 2005, as subsequently amended

10.18*	Summary of Named Executive Officer and Director Compensation Arrangements at September 30, 2007

21	Subsidiaries

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99	Government Gaming Regulation

*	Management contract or compensatory plan or arrangement