Form 10-Q
period 2007-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2008-02-06
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At February 1, 2008, there were 312.8 million shares of our $.00015625 par value common stock outstanding.

INTERNATIONAL GAME TECHNOLOGY

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

Item 1. Unaudited Condensed Consolidated Financial Statements

1

CONSOLIDATED INCOME STATEMENTS

1

CONSOLIDATED BALANCE SHEETS

2

CONSOLIDATED STATEMENTS OF CASH FLOWS

3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5

Item 2.

Management’s Discussion and Analysis

18

Item 3. Quantitative and Qualitative Disclosures about Market Risk

27

Item 4. Controls and Procedures

27

PART II – OTHER INFORMATION

28

Item 1. Legal Proceedings

28

Item 1A. Risk Factors

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3. Defaults Upon Senior Securities

31

Item 4. Submission of Matters to a Vote of Security Holders

31

Item 5. Other Information

31

Item 6. Exhibits

31

Signature

32

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended December 31,
	2007	2006
(In millions, except per share amounts)
Revenues
Gaming operations	$332.3	$324.9
Product sales	313.5	317.4
Total revenues	645.8	642.3

Costs and operating expenses
Cost of gaming operations	132.9	138.2
Cost of product sales	146.4	152.1
Selling, general and administrative	100.3	98.4
Research and development	51.3	49.3
Depreciation and amortization	19.2	19.1
Total costs and operating expenses	450.1	457.1

Operating income	195.7	185.2

Other income (expense)
Interest income	17.3	19.9
Interest expense	(24.8)	(16.1)
Other	(0.1)	0.7
Total other income (expense)	(7.6)	4.5

Income before tax	188.1	189.7
Income tax provision	74.4	68.7

Net income	$113.7	$121.0

Basic earnings per share	$0.36	$0.36

Diluted earnings per share	$0.36	$0.35

Cash dividends declared per share	$0.14	$0.13

Weighted average shares outstanding
Basic	314.4	332.5
Diluted	318.4	343.9

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$285.9	$261.3
Investment securities, at market value	31.1	51.3
Restricted cash and investments	98.8	88.1
Accounts receivable, net	391.1	412.1
Current maturities of notes and contracts receivable, net	96.4	91.0
Inventories	140.1	144.8
Jackpot annuity investments	66.8	66.5
Deferred income taxes	88.9	58.2
Prepaid expenses and other	107.5	113.7
Total current assets	1,306.6	1,287.0
Notes and contracts receivable, net	74.5	63.6
Property, plant and equipment, net	564.7	567.4
Jackpot annuity investments	439.9	441.5
Intangible assets, net	238.8	245.5
Goodwill	1,115.2	1,116.6
Deferred income taxes	179.3	150.6
Other assets	361.7	295.3
	$4,280.7	$4,167.5
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$9.8	$5.6
Accounts payable	96.6	121.1
Jackpot liabilities	181.6	170.7
Accrued income taxes	51.7	49.5
Dividends payable	44.0	44.4
Accrued employee benefits	26.3	81.6
Other accrued liabilities	198.9	218.6
Total current liabilities	608.9	691.5

Notes payable, net of current maturities	1,617.1	1,503.0
Non-current jackpot liabilities	468.8	472.4
Other liabilities	206.2	47.9
	2,901.0	2,714.8
Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 332.6 and 731.4 issued; 314.6 and 316.9 outstanding	0.1	0.1
Additional paid-in capital	1,176.8	2,040.3
Treasury stock at cost: 18.0 and 414.5 shares	(166.9)	(3,722.1)
Retained earnings	344.9	3,108.4
Accumulated other comprehensive income	24.8	26.0
	1,379.7	1,452.7
	$4,280.7	$4,167.5

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,	2007	2006
(In millions)
Operations
Net income	$113.7	$121.0
Adjustments:
Depreciation, amortization, and asset charges	69.3	65.3
Discounts and deferred issuance costs	1.9	5.2
Share-based compensation	9.3	9.4
Bad debt provisions	(4.6)	(1.1)
Inventory obsolescence	2.5	3.7
Gain on assets sold	(0.2)	—
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	22.4	(3.8)
Inventories	3.2	11.9
Accounts payable and accrued liabilities	(103.6)	(45.1)
Jackpot liabilities	(3.5)	6.4
Income taxes, net of employee stock plans	56.2	53.9
Excess tax benefits from employee stock plans	(7.5)	(5.4)
Other current assets	7.1	5.6
Other non-current assets	(46.0)	(3.5)
Cash from operations	120.2	223.5
Investing
Capital expenditures	(62.7)	(103.8)
Investment securities, net	15.0	(305.6)
Jackpot annuity investments, net	8.6	(1.1)
Changes in restricted cash	(5.3)	0.5
Loans receivable cash advanced	(12.1)	(17.3)
Loans receivable payments received	4.1	2.2
Business acquisitions, net of cash acquired	—	(18.3)
Proceeds from assets sold	1.2	0.2
Cash from investing	(51.2)	(443.2)
Financing
Debt repayments	(104.6)	(22.4)
Debt proceeds	222.8	904.2
Debt issuance costs	—	(15.7)
Employee stock plan proceeds	23.0	18.1
Excess tax benefits from employee stock plans	7.5	5.4
Dividends paid	(44.4)	(43.5)
Share repurchases	(149.2)	(225.4)
Cash from financing	(44.9)	620.7
Foreign exchange rates effect on cash	0.5	(3.7)
Net change in cash and equivalents	24.6	397.3
Beginning cash and equivalents	261.3	294.6
Ending cash and equivalents	$285.9	$691.9

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Three Months Ended December 31,	2007	2006
(In millions)
Investment securities
Purchases	$(18.7)	$(474.5)
Proceeds from sales	33.7	168.9
Net	$15.0	$(305.6)

Jackpot funding
Change in jackpot liabilities	$(3.5)	$6.4
Jackpot annuity purchases	(4.3)	(12.9)
Jackpot annuity proceeds	12.9	11.8
Net change in jackpot annuity investments	8.6	(1.1)
Net jackpot funding	$5.1	$5.3

Capital expenditures
Property, plant and equipment	$(23.1)	$(52.2)
Gaming operations equipment	(35.4)	(45.8)
Intellectual property	(4.2)	(5.8)
Total	$(62.7)	$(103.8)

Payments
Interest	$21.4	$3.5
Income taxes	19.2	16.3

Non-cash investing and financing items:
Accrued capital asset additions	$7.8	$17.1
Interest accretion for jackpot annuity investments	7.2	7.5
Business acquisitions/purchase price adjustments
Fair value of assets	$(0.2)	$21.1
Fair value of liabilities	(0.2)	2.8

1.75% Debentures converted
Common stock issued including APIC	$—	$1.0
Accrued settlements	—	250.2
Deferred tax liabilities adjusted to APIC	—	23.5

See accompanying notes

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

We prepare our consolidated financial statements in accordance with Securities and Exchange Commission requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and variable interest entities (VIEs) for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Accordingly, this report presents the following periods:

Period End
	Actual	Presented as
Current quarter	December 29, 2007	December 31, 2007
Prior year quarter	December 30, 2006	December 31, 2006
Prior fiscal year end	September 29, 2007	September 30, 2007

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates regularly, including those related to customer programs and incentives, revenue recognition, product returns, long-lived assets, prepaid and deferred royalties, jackpot liabilities, inventory obsolescence, share-based compensation, income taxes, bad debts, investments, warranty obligations, long-term contracts, contingencies and litigation. Actual results may differ from initial estimates.

Recently Issued Accounting Standards

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. These statements will change the way companies account for business combinations and noncontrolling interests (i.e. minority interests), requiring more assets and liabilities to be measured at fair value as of the acquisition date. Contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

Both statements provide for prospective application in fiscal years beginning on or after December 15, 2008, which is IGT’s fiscal year 2010 beginning October 2009, and earlier application is prohibited. SFAS 141(R) applies only to business combinations consummated after fiscal years beginning on or after the effective date, with the exception of income taxes. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense in accordance with SFAS 141(R), rather than adjusted through goodwill. SFAS 160 requires retrospective application for presentation and disclosures in comparative financial statements presented after the effective date (i.e. reclassifying noncontrolling interests to appear in equity).

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We are required to adopt this statement in fiscal 2009 and continue evaluating the potential impact to our future results of operations, financial position or cash flows, which depends on the extent to which we elect fair value measurement for eligible items.

SFAS 157

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, which is fiscal 2009 for IGT, and we continue evaluating to what extent it will impact our future results of operations, financial position or cash flows.

2.

Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

We initially consolidated the wide area progressive (WAP) trusts in Iowa and New Jersey (NJ) beginning June 30, 2004 under FASB Interpretation (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities. Consolidated trust assets and equivalent liabilities relate primarily to jackpot funding. These VIE trust consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income.

In November 2005, IGT assumed direct responsibility for current and future NJ WAP jackpot system operations previously under the control of a third party trust administrator. At that time, IGT was relieved of its contractual guarantee obligation related to the third party administration of past winner payments and we ceased to consolidate the NJ VIE assets and equivalent liabilities related to past winners during the first quarter of fiscal 2006. In November 2006, IGT executed an agreement with casino trustees to assume responsibility for and administration of the NJ past winner payments formerly under the control of a third party administrator. The resulting reconsolidation of these VIE past winner trusts initially added assets and equivalent liabilities of $122.8 million during the first quarter of fiscal 2007.

Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $114.1 million at December 31, 2007 and $116.5 million at September 30, 2007. Consolidated VIE trusts comprised less than 0.1% of total revenues for the quarters ended December 31, 2007 and 2006.

Investments in Unconsolidated Affiliates

Walker Digital Gaming, LLC (WDG)

In February 2006, IGT paid $56.0 million for a 10% equity interest in WDG (formerly known as Casino IP Holdings, LLC), a VIE formed with our involvement to hold, develop, and license WDG intellectual property (IP) identified for gambling use. This relationship facilitates the development, introduction, and integration of certain WDG innovations into IGT product lines. We are not the primary beneficiary of WDG and apply the equity method of accounting. Our net investment of $46.1 million at December 31, 2007 represents our maximum exposure to loss. We recognized a loss of $1.4 million in the current quarter and $1.2 million in the prior year quarter primarily comprised of intangibles amortization. As the loss is not material to our financial statements, it is presented as a component of selling, general and administrative expenses.

In January 2008, we invested $14.0 million in WDG for an additional 2% equity interest, bringing our total equity interest to 12%. At the same time, we also advanced the first of four $15.0 million annual funding commitments under a new global license and development agreement. These annual advances will be applied to future IGT royalty obligations due WDG. The new arrangement provides IGT exclusive license to WDG’s intellectual property portfolio, excluding certain pre-existing third party licenses, for 12 years with an option to extend to 20 years.

China LotSynergy Holdings, Ltd. (CLS)

In May 2007, we entered into strategic business arrangements with China LotSynergy Holdings, Ltd., a company involved in the development of the China lottery market and other related activities. As of December 31, 2007, our investment totaled $33.6 million, including transaction costs, in 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange. We record this equity investment under the cost method and recognize our portion of net accumulated earnings in CLS only to the extent distributed through dividends.

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

At December 31, 2007, the convertible note is classified as available-for-sale for accounting purposes and carried at its estimated market value of $78.2 million with unrealized holding gains of $6.2 million. Our evaluation of the convertible note terms determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at December 31, 2007. See Note 14 for related foreign currency derivatives.

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

In September 2007, we established a 50/50 joint venture, IGT Synergy Holding Ltd., to explore opportunities in connection with the China welfare lottery. During the first quarter of fiscal 2008, we funded $1.0 million of the $14.5 million accrued at September 2007 for our unconditional commitment to contribute capital in installments over two years. We account for IGT Synergy Holding Ltd under the equity method and it had no earnings or losses during the first quarter of fiscal 2008.

3.

Balance Sheet Components

Inventories

	December 31, 2007	September 30, 2007
(In millions)
Raw materials	$85.3	$78.4
Work-in-process	4.4	4.5
Finished goods	50.4	61.9
Total inventories	$140.1	$144.8

Property, Plant and Equipment

	December 31, 2007	September 30, 2007
(In millions)
Land	$58.0	$58.0
Buildings	141.2	139.7
Leasehold improvements	14.5	13.1
Machinery, furniture and equipment	247.2	242.6
Gaming operations equipment	748.6	737.8
Construction in process	90.1	80.3
Total	1,299.6	1,271.5
Less accumulated depreciation	(734.9)	(704.1)
Property, plant and equipment, net	$564.7	$567.4

Construction in process includes $73.6 million at December 31, 2007 and $64.0 million at September 30, 2007 related to our Las Vegas facility construction.

Other Assets

	December 31, 2007	September 30, 2007
(In millions)
Investments in unconsolidated affiliates	$173.9	$175.3
Prepaid or deferred expenses	135.2	91.8
Miscellaneous	52.6	28.2
Total other assets	$361.7	$295.3

See Note 2 for additional information about investments in unconsolidated affiliates. Miscellaneous other assets at December 31, 2007 include amounts related to uncertain tax positions under FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, see Note 11.

4.

Share-based Compensation

Shares available for grant under the IGT Stock Incentive Plan (SIP) totaled 9.4 million at December 31, 2007 and unrecognized share-based compensation costs totaled $76.2 million expected to be recognized over a weighted average period of 1.9 years. SIP activity is reflected below as of and for the three months ended December 31, 2007.

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,454	$30.08
Granted	73	44.20
Exercised	(1,168)	19.43
Forfeited	(35)	32.67
Outstanding at end of period	16,324	$30.90	6.6	$215.8

Vested and expected to vest	15,734	$30.84	6.6	$208.9

Exercisable at end of period	8,256	$27.29	5.7	$138.9

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value

	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,568	$35.65
Granted	11	44.09
Vested	(201)	38.46
Forfeited	(3)	39.61
Outstanding at end of period	1,375	$35.30	2.9	$60.7

Expected to vest	1,321	$35.28	2.9	$58.3

5.

Acquisitions

Pro forma financial information is not provided, as these acquisitions are not material to our consolidated financial statements.

Digideal

In June 2007, we invested $31.2 million in voting convertible preferred and common stock of Digideal, a Spokane, Washington gaming technology firm. We acquired a 58% controlling interest and Digideal’s results were consolidated in our financial statements beginning June 22, 2007. In addition to gaining access to Digideal’s IP portfolio, we plan to work jointly in expanding game content and electronic table game products. Additional five-year agreements provide IGT exclusive manufacturing and distribution rights, as well as a fixed-price option to purchase all remaining outstanding shares.

With the business valuation not yet complete at December 31, 2007, we preliminarily allocated the purchase price to:

ª

tangible assets of $14.9 million, including cash of $12.4 million

ª

identifiable intangibles of $13.8 million

ª

in-process research and development (R&D) of $0.5 million with no future alternative use, immediately charged to R&D

ª

goodwill of $6.3 million, not deductible for tax purposes

ª

liabilities of $4.3 million

Venture Catalyst Incorporated (VCAT)

In December 2006, we completed the acquisition of VCAT, renamed Mariposa Software Inc. We anticipate the Mariposa casino systems applications for customer relationship management will enhance our server-based initiatives. We allocated the aggregate purchase price of $21.9 million to:

ª

tangible assets of $6.8 million, including cash of $3.5 million

ª

identifiable intangibles of $8.2 million

ª

in-process R&D of $0.1 million with no future alternative use, immediately charged to R&D

ª

goodwill of $10.9 million, not deductible for tax purposes

ª

liabilities of $4.1 million

6.

Allowances for Receivables

	December 31, 2007	September 30, 2007
(In millions)
Allowance for doubtful accounts	$16.5	$20.9
Allowance for doubtful notes and contracts	$14.0	$12.5
Current	10.6	12.6
Non-current	$24.6	$25.1

7.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, investments, and receivables. We place short-term investments in high credit quality financial institutions and in short-duration high-quality securities, most significantly in auction rate securities (ARS). We are aware of current negative conditions in global credit markets and only invest in AAA rated ARS. With the exception of US Government and Agency securities, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits.

Our receivables are concentrated in the following legalized gaming regions at December 31, 2007:

North America	70%	International	30%

Nevada	16%	Latin America	6%
California	6	Europe	6
Mississippi	6	UK	5
Oklahoma	6	Other (less than 5% individually)	13
New Jersey	5
Other (less than 5% individually)	31

In April 2007, IGT agreed to provide up to $120.0 million in equipment and development financing to Argentina gaming operators, Casino Club South America (CCSA) and Hipodromo Argentina De Palermo South America (HAPSA), and their new joint venture, Compania Inversiones de Entretenimiento (CIESA). The agreement consists of a fully collateralized development credit facility of $80.0 million to CIESA and the remaining $40.0 million for the acquisition of gaming equipment by CIESA and CCSA. CIESA is a VIE created for the improvement, expansion, and new construction of casino facilities on behalf of CCSA and HAPSA. IGT is not the primary beneficiary of CIESA and our maximum exposure to loss will be the amounts financed, when funded, and interest accrued on outstanding advances. As of December 31, 2007, IGT has not funded any amounts under the agreements.

During the current quarter, we agreed to provide up to $75.0 million in construction and development financing to a charitable gaming property in Alabama, of which $11.0 million was funded at December 31, 2007. Our total unfunded development financing loans totaled $146.5 million at December 31, 2007.

8.

Goodwill and Other Intangibles

Goodwill

Activity by segment for the three months ended December 31, 2007	North America	International	Total
(In millions)
Beginning balance	$1,009.2	$107.4	$1,116.6
Acquisitions/purchase price adjustments	(0.2)	—	(0.2)
Foreign currency	—	(1.2)	(1.2)
Ending balance	$1,009.0	$106.2	$1,115.2

Other Intangibles

During the three months ended December 31, 2007, we added $4.2 million in patents, including capitalized legal and registration fees, with a weighted average life of 8.1 years.

Balances	December 31, 2007			September 30, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$362.2	$159.6	$202.6	$358.3	$151.7	$206.6
Contracts	21.5	12.8	8.7	21.4	11.7	9.7
Trademarks	2.7	1.8	0.9	2.0	1.8	0.2
Developed technology	47.2	24.0	23.2	47.2	22.4	24.8
Customer relationships	6.9	3.5	3.4	6.9	3.4	3.5
	440.5	201.7	238.8	435.8	191.0	244.8
Indefinite lived trademarks	—	—	—	0.7	—	0.7
Net carrying amount	$440.5	$201.7	$238.8	$436.5	$191.0	$245.5

Aggregate amortization expense totaled $11.0 million in the first quarter of fiscal 2008 versus $11.1 million in the prior year quarter.

	2008	2009	2010	2011	2012
(In millions)
Estimated future annual amortization	$45.2	$38.3	$32.9	$29.5	$25.6

9.

Credit Facilities & Indebtedness

Outstanding	December 31, 2007	September 30, 2007
(In millions)
Senior credit facility	$715.0	$600.0
Foreign credit facilities	8.9	5.2
2.6% Convertible Debentures	900.0	900.0
Installment purchase contract	3.0	3.4
Total notes payable, net	$1,626.9	$1,508.6

We continue to be in compliance with all applicable covenants at December 31, 2007.

Senior Credit Facility

Borrowings outstanding under our unsecured $2.5 billion revolving credit facility totaled $715.0 million at December 31, 2007, with a 5.45% weighted average interest rate, and $4.1 million reserved for letters of credit. Interest rates and facility fees applicable to the credit facility may fluctuate based on our public credit ratings and/or debt to capitalization ratio. At December 31, 2007, the facility fee was 12.5 basis points (bps) and the interest rate was LIBOR (London Inter-Bank Offering Rate) plus 37.5 bps. We can borrow at rates for one, two, three or six month durations at our discretion and other durations with bank group approval.

Foreign Credit Facilities

Our available foreign credit facilities totaled $93.3 million with a weighted average interest rate of 2.1% at December 31, 2007. Of this amount, $8.9 million was drawn with a weighted average interest rate of 1.5%. Renewals on these facilities occur annually. The parent company, International Game Technology, guarantees all foreign credit facilities executed by its subsidiaries.

2.6% Senior Convertible Debentures issued December 20, 2006

The market price condition for convertibility of our 2.6% Debentures has not yet been met.

We evaluated all features of the Debentures for SFAS 133 embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at issuance and at December 31, 2007, and no related derivative liability was recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

Redeemed 1.75% Zero-Coupon Senior Convertible Debentures

On December 26, 2006, we called our outstanding 1.75% Debentures for redemption, giving holders the right to convert before January 10, 2007 for aggregate consideration comprised of shares and cash under the terms of the applicable indentures. The call resulted in payments to holders of $612.7 million, as well as non-cash increases to additional paid-in capital (APIC) of $1.2 million for 7.3 million shares issued and $47.5 million for related deferred tax liabilities during fiscal 2007.

10.

Earnings Per Share

	Quarters Ended December 31,
	2007	2006
(In millions, except per share amounts)
Net income	$113.7	$121.0
Weighted average shares outstanding:
Basic	314.4	332.5
Dilutive effect of stock awards	4.0	5.0
Dilutive effect of 1.75% Debentures	—	6.4
Diluted EPS Denominator	318.4	343.9
Basic earnings per share	$0.36	$0.36
Diluted earnings per share	$0.36	$0.35
Weighted average antidilutive stock award shares
excluded from diluted EPS	3.4	1.2

We repurchased 1.9 million shares from December 31, 2007 through February 1, 2008.

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

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, during the first quarter of fiscal 2008. FIN 48 requires financial statement recognition of an uncertain tax position taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further requires us to presume that tax authorities evaluate the technical merits of transactions individually and with full knowledge of all facts and circumstances surrounding the issue. A recognized tax position is recorded in the financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also requires that changes in judgment resulting in subsequent recognition, de-recognition or change in the measurement of a tax position taken in a prior annual period, including any related interest and penalties, be recognized as a discrete item during the period in which the change occurs.

The implementation of FIN 48 as of the beginning of fiscal 2008 increased our unrecognized tax benefits by $89.9 million, increased deferred tax assets by $55.4 million, and decreased retained earnings by $34.5 million. As of October 1, 2007, our net unrecognized tax benefits totaled $131.6 million, comprised of a $153.5 million liability, net of a $21.9 million asset, and included accrued interest and penalties of $39.4 million. Unrecognized tax benefits of $76.2 million as of October 1, 2007 would impact the effective tax rate if recognized. Upon the adoption of FIN 48, we reclassified our reserves for uncertain tax positions from accrued income taxes to other non-current liabilities.

Interest and penalties related to unrecognized tax benefits are included in our income tax provisions and this policy did not change as a result of the adoption of FIN 48. At December 31, 2007, our net unrecognized tax benefits increased to $135.2 million, primarily related to additional interest and penalties.

We conduct business globally and file US federal, state, local and foreign income tax returns. With few exceptions, we are no longer subject to US federal, state, local or non-US income tax examinations for fiscal years before 2000. While we believe we adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. We do not believe our total unrecognized tax benefits will change significantly during the next twelve months.

12.

Stockholders’ Equity

Treasury Stock

We repurchased 3.5 million shares of our common stock during the first quarter of fiscal 2008 for a total cost of $149.2 million. In December 2007, we retired 400.0 million shares held as treasury stock. As a result of the retirement, we decreased treasury stock by $3,704.3 million, APIC by $905.6 million and retained earnings by $2,798.7 million.

Other Comprehensive Income

	Quarters Ended December 31,
	2007	2006
(In millions)
Net income	$113.7	$121.0
Currency translation adjustments	(1.1)	3.2
Investment securities unrealized gains (losses)	(0.1)	—
Comprehensive income	$112.5	$124.2

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

Aristocrat

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit and the parties completed their appellate briefing on October 15, 2007. Oral argument was heard on January 8, 2008. We are awaiting a ruling on the appeal.

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. Aristocrat filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Appellate briefing is ongoing.

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

Environmental Matters

Colorado Central Station Casino (CCSC), a casino operation sold by IGT in April 2003, is located in an area that has been designated by the Environmental Protection Agency (EPA) as an active superfund site because of contamination from historic mining activity in the area. In order for Anchor Coin, an entity IGT acquired in December 2001, to develop the CCSC site, it voluntarily entered into an administrative order of consent with the EPA to conduct soil removal and analysis (a requirement imposed on similarly situated property developers within the region) in conjunction with re-routing mine drainage. The work and obligations contemplated by the agreement were completed by Anchor in June 1998, and the EPA subsequently issued a termination of the order.

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

Pursuant to stipulation of the parties, plaintiff filed a third amended complaint on September 9, 2004. Defendants filed a motion to dismiss the third amended complaint on September 14, 2004. On March 15, 2006, the Court issued an order denying defendants’ motion to dismiss the third complaint. On April 7, 2006, defendant filed a Notice of Removal to United States District Court, D. Nev. (Las Vegas). Plaintiff filed a motion to remand the action to state court, which was granted by order dated August 15, 2006. On November 30, 2006, the case was transferred to business court and discovery continues. Plaintiff filed a motion for class certification on October 5, 2007, which was denied by decision dated December 4, 2007.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint.  On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs have filed a notice of appeal to the US Court of Appeals for the Ninth Circuit. Appellate briefing is ongoing.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2007 totaled $78.0 million, with a remaining life of approximately 9 years.

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

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $6.9 million at December 31, 2007. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at December 31, 2007.

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

Quarters Ended December 31,	2007	2006
(In millions)
Balance at beginning of year	$8.7	$8.3
Reduction for payments made	(1.8)	(1.4)
Accrual for new warranties issued	3.1	3.0
Adjustments for pre-existing warranties	(0.2)	(0.7)
Balance at end of period	$9.8	$9.2

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

Taxes

We are subject to sales, use, income and other tax audits and administrative proceedings in various US federal, state, local and foreign jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

14.

Foreign Currency Derivatives

Subsidiary Operations

Net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency decreased to $56.7 million at December 31, 2007 from $73.9 million at September 30, 2007 primarily due to reduced inter-company liabilities. The notional amount of foreign currency contracts hedging this exposure totaled $32.0 million at December 31, 2007 and $63.6 million at September 30, 2007. At December 31, 2007, these forward contracts were recorded as a fair value liability of $1.3 million. At September 30, 2007, the fair value of these contracts was recorded as a fair value liability of $3.3 million.

Investment in CLS

Additionally, during the third quarter of fiscal 2007 we executed 5-year forward contracts designated as SFAS 133 foreign currency fair value hedges to protect 70% of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million at December 31, 2007, recorded as a fair value liability of $0.7 million. At September 30, 2007, the fair value of these contracts was recorded as a fair value asset of $0.2 million. There was no significant ineffectiveness during the quarter ended December 31, 2007.

15.

Business Segments

We view our business in two operating segments, each incorporating all types of revenues:

ª

North America includes our operations in the US and Canada

ª

International encompasses our efforts in all other jurisdictions worldwide

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations.

	Quarters Ended December 31,
	2007	2006
(In millions)
NORTH AMERICA
Revenues	$462.1	$504.9
Gaming operations	295.2	297.6
Product sales	166.9	207.3
Gross profit	265.8	284.3
Gaming operations	175.5	169.5
Product sales	90.3	114.8
Income before tax	171.6	191.0

INTERNATIONAL
Revenues	$183.7	$137.4
Gaming operations	37.1	27.3
Product sales	146.6	110.1
Gross profit	100.7	67.7
Gaming operations	23.9	17.2
Product sales	76.8	50.5
Income before tax	62.0	39.5

CORPORATE
Net unallocated expenses	$(45.5)	$(40.8)

CONSOLIDATED
Revenues	$645.8	$642.3
Gaming operations	332.3	324.9
Product sales	313.5	317.4
Gross profit	366.5	352.0
Gaming operations	199.4	186.7
Product sales	167.1	165.3
Income before tax	188.1	189.7

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª

our ability to introduce new products and their impact on replacement demand

ª

the timing, features, benefits, and expected success of new product introductions

ª

growth of our business through technology and intellectual property (IP) acquisition

ª

our leadership position in the market

ª

the advantages offered to customers by our existing or anticipated products and product features

ª

gaming growth, expansion, and new market opportunities

ª

factors impacting future gross margins and tax rates

ª

increasing growth or contributions from certain non-machine products and services

ª

increasing machine sales or placements

ª

legislative or regulatory developments and related market opportunities

ª

available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª

timing and amount of future share repurchases

ª

expectations regarding losses from off-balance sheet arrangements

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

OVERVIEW

The following Management’s Discussion and Analysis (MDA) is intended to enhance the reader’s understanding of our company operations and current business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2007.

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

Our annual revenues totaled $2.6 billion in fiscal 2007. We operate in two segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. International operations continue to be a growing contributor with operating income up 44% in fiscal 2007. See the BUSINESS SEGMENT RESULTS below and Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and current quarter financial results.

While we are currently operating in a challenging environment for domestic machine sales, our operating results remain favorable as we continue to expand globally and concentrate on product development, market development and capital deployment. Our current development efforts reflect our commitment to the future of the gaming industry as our business model continues to evolve toward a more systems-centric, networked gaming environment. New market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism. We intend to be prudent in our deployment of capital as we explore ways to grow our business through acquisitions of important technologies and IP.

Although domestic replacement sales are at historically low levels, we expect to benefit from growth in new or expanding domestic markets and new product releases beginning in the second half of fiscal 2008. In addition, we anticipate the contribution from our gaming operations business will continue to increase with new market opportunities. We also expect to benefit from further gaming expansion outside of North America and new content distribution channels enabled by network systems and table gaming initiatives. We expect the first floor-wide deployment of our server-based (sb™ ) applications in 2009, which will further differentiate IGT gaming products by offering operators new ways to engage and interact with players.

RECENTLY ISSUED ACCOUNTING STANDARDS

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, during the first quarter of fiscal 2008. See CRITICAL ACCOUNTING ESTIMATES below and Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about FIN 48 and the impact of adoption.

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

See Note 1 of our Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting standards that may impact IGT upon adoption.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in the financial statements and actual results may differ from initial estimates.

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

ª

Goodwill, Other Intangible Assets, and Royalties

ª

Jackpot Liabilities and Expenses

ª

Inventory and Gaming Operations Equipment

ª

Share-based Compensation

ª

Income Taxes

For a discussion of our critical accounting estimates, please refer to MDA in our Annual Report on Form 10-K for the year ended September 30, 2007. Except for income tax estimates related to the adoption of FIN 48 described below, we have made no significant changes to our critical accounting estimates since September 30, 2007.

We adopted the provisions of FIN 48 during the first quarter of fiscal 2008. This pronouncement provides a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Under FIN 48, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. The implementation of FIN 48 as of the beginning of fiscal 2008 increased our unrecognized tax benefits by $89.9 million, increased deferred tax assets by $55.4 million and decreased retained earnings by $34.5 million. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about FIN 48 and the impact of adoption.

We exercise significant judgment when evaluating our uncertain tax positions and the related tax benefits. Although we believe our assumptions are reasonable, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our historical income tax provisions and accruals. We adjust our reserves for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of October 1, 2007 our net unrecognized tax benefits totaled $131.6 million, $76.2 million of which would impact the effective tax rate if recognized.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended December 31,		Favorable (Unfavorable)
	2007	2006	Amount		%
(In millions except units & EPS; pp = percentage point)
Revenues	$645.8	$642.3	$3.5		1%
Gaming operations	332.3	324.9	7.4		2%
Product sales	313.5	317.4	(3.9)		-1%
Machines	214.2	232.6	(18.4)		-8%
Non-machine	99.3	84.8	14.5		17%
Gross profit	$366.5	$352.0	$14.5		4%
Gaming operations	199.4	186.7	12.7		7%
Product sales	167.1	165.3	1.8		1%
Gross margin	57%	55%	2	pp	4%
Gaming operations	60%	57%	3	pp	5%
Product sales	53%	52%	1	pp	2%
Units
Gaming operations installed base	58,800	53,100	5,700		11%
Machines sold	20,200	26,800	(6,600)		-25%
Operating income	$195.7	$185.2	$10.5		6%
Operating margin	30%	29%	1	pp	3%
Net income	$113.7	$121.0	$(7.3)		-6%
Diluted EPS	$0.36	$0.35	$0.01		3%

Consolidated revenue and gross profit increased over the prior year predominantly due to continued growth in gaming operations. Total gross margin increases are the combined result of a greater mix of gaming operations, as well as margin improvements in gaming operations and product sales discussed below. Additionally, earnings per share was positively impacted by share repurchases.

Consolidated Gaming Operations

Revenues and gross profit improved primarily due to growth in our installed base of recurring revenue machines. International revenue improvements more than offset declines in North America reflecting the increased geographic diversity in gaming operations. Year-over-year lease operations units grew primarily in Mexico and New York, while casino operations placements grew most significantly in Oklahoma and Florida. Gross profit also increased due to reduced jackpot expense compared to the prior year quarter.

Gross margin improvements were mainly due to reduced jackpot expense. Our installed base growth is increasingly from additional stand-alone lease and central determination system (CDS) units which do not carry IGT sponsored jackpot expense. See BUSINESS SEGMENT RESULTS—North America Gaming Operations below and MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses in our Annual Report on Form 10-K for the year ended September 30, 2007 for additional details regarding the factors affecting jackpot expense.

Consolidated Product Sales

Total product sales revenues were comparable to the prior year as improvements in most international markets nearly offset continued declines in North America. Gross profit and margin improvements were due to a greater mix of higher-margin international machine sales combined with increased non-machine revenues, mostly from gaming systems sales, which increased 32%. IGT increased systems installations from the prior year quarter by nearly 90, with 730 systems installed worldwide as of December 31, 2007. Product sales margins will continue to fluctuate depending on the geographic mix and types of products sold.

Operating Expenses

	Quarters Ended December 31,		Favorable (Unfavorable)
	2007	2006	Amount	%
(In millions)
Selling, general and administrative	$100.3	$98.4	$(1.9)	-2%
Research and development	51.3	49.3	(2.0)	-4%
Depreciation and amortization	19.2	19.1	(0.1)	-1%
Total	$170.8	$166.8	$(4.0)	-2%
Percent of revenues	26%	26%

Operating expenses increased slightly compared to the prior year quarter primarily due to $10.9 million for additional staffing costs in support of business initiatives including research and development efforts. This increase was partially offset by a decrease of $3.5 million in bad debt provisions, as well as other individually less significant departmental cost savings.

Other Income (Expense) and Taxes

	Quarters Ended December 31,		Favorable (Unfavorable)
	2007	2006	Amount	%
(In millions; * = not meaningful)
Interest income	$17.3	$19.9	$(2.6)		-13%
Interest expense	(24.8)	(16.1)	(8.7)		-54%
Other	(0.1)	0.7	(0.8)		*
Total other income (expense)	$(7.6)	$4.5	$(12.1)		*
Income tax provision	$74.4	$68.7	$(5.7)
Tax rate	39.6%	36.2%	(3.4)	pp

The fluctuation in other income (expense) was primarily attributable to higher interest expense resulting from increased borrowings under our credit facility, as well as our 2.6% Senior Convertible Debentures issued in December 2006. A decrease in interest income related to lower cash and investment balances also contributed to the decline.

Our current year tax provision includes additional amounts related to unrecognized tax benefits in connection with the adoption of FIN 48. Our future effective tax rates may be more volatile due to changes in uncertain tax positions.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each division reflects applicable operating expenses. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended December 31,		Favorable (Unfavorable)
	2007	2006	Amount		%
(In millions except units)
Revenues	$462.1	$504.9	$(42.8)		-8%
Gaming operations	295.2	297.6	(2.4)		-1%
Product sales	166.9	207.3	(40.4)		-19%
Machines	90.8	138.1	(47.3)		-34%
Non-machine	76.1	69.2	6.9		10%
Gross profit	$265.8	$284.3	$(18.5)		-7%
Gaming operations	175.5	169.5	6.0		4%
Product sales	90.3	114.8	(24.5)		-21%
Gross margin	58%	56%	2	pp	4%
Gaming operations	59%	57%	2	pp	4%
Product sales	54%	55%	(1)	pp	-2%
Units
Gaming operations installed base	48,900	45,300	3,600		8%
Machines sold	7,300	12,200	(4,900)		-40%
Operating income	$162.5	$184.6	$(22.1)		-12%
Operating margin	35%	37%	(2)	pp	-5%

North America operating results declined during the current quarter primarily due to reduced machine sales. An increase in gaming operations gross profit partially offset decreased product sales results. Total gross margin increased due to improved gaming operations margin, as well as its greater contribution relative to product sales.

North America Gaming Operations

Gaming operations revenues declined slightly from the prior year as our installed base continued to shift away from wide area progressive (WAP) units and as Wheel of Fortune® Super Spin™ play normalized from high introductory levels last year. These declines were partially offset by increased revenues related to our installed base growth of stand-alone lease and CDS units, most significantly in Oklahoma and Florida. These non-WAP units generally provide lower revenue per unit but result in higher margins because they carry no IGT sponsored jackpot expense.

Gaming operations gross profit and margin improvements are primarily due to lower WAP jackpot expense of $10.0 million related to the shift in our installed base. The decrease in jackpot expense consisted of $5.9 million related to fewer WAP units and $5.2 million from variations in slot play, partially offset by interest rate movements.

North America Product Sales

Product sales revenues and gross profit were down due to fewer unit shipments on lower replacement demand and limited new market opportunities, partially offset by increased systems sales. Shipments during the current period included 3,100 replacement units compared to 5,100 in the prior year, and 4,200 new units compared to 7,100 in the first quarter of fiscal 2007. The decline in product sales gross margin is primarily due to the mix of machine sales.

We expect replacement demand to remain low in advance of the release of new technology offerings. We anticipate new unit demand to improve as market opportunities and expansions occur.

International

	Quarters Ended December 31,		Favorable (Unfavorable)
	2007	2006	Amount		%
(In millions except units)
Revenues	$183.7	$137.4	$46.3		34%
Gaming operations	37.1	27.3	9.8		36%
Product sales	146.6	110.1	36.5		33%
Machines	123.4	94.5	28.9		31%
Non-machine	23.2	15.6	7.6		49%
Gross profit	$100.7	$67.7	$33.0		49%
Gaming operations	23.9	17.2	6.7		39%
Product sales	76.8	50.5	26.3		52%
Gross margin	55%	49%	6	pp	12%
Gaming operations	64%	63%	1	pp	2%
Product sales	52%	46%	6	pp	13%
Units
Gaming operations installed base	9,900	7,800	2,100		27%
Machines sold	12,900	14,600	(1,700)		-12%
Operating income	$62.2	$33.1	$29.1		88%
Operating margin	34%	24%	10	pp	42%

Stronger international results were substantially due to improvements in product sales, as well as continued growth in our gaming operations. Total gross margin was up primarily due to a more favorable mix of product sales. International results also benefited during the quarter from favorable exchange rates.

Improved gaming operations revenues and gross profit were primarily the result of a growing international installed base of recurring revenue games, as well as increased Japan rentals. Year-over-year installed base increased most significantly in Mexico, Africa and Europe.

We realized improvements in all product sales measures compared to the prior year as increased sales volume in our higher-priced, higher-margin casino markets more than offset a decline in unit shipments in the lower-priced, lower-margin markets of Japan and the United Kingdom. Additionally, non-machine sales increased substantially over the first quarter of fiscal 2007 mainly due to increased systems sales, as well as sales of electronic table games in Asia.

Although our international first quarter results were favorable, they remain primarily dependent upon machine sales and, as a result, may be volatile from quarter to quarter. We do not currently expect the first quarter levels to be sustained for the remainder of fiscal 2008.

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

Working capital increased to $697.7 million at December 31, 2007 from $595.5 million at September 30, 2007 primarily due to reductions in payables and other liabilities. On a trailing twelve-month basis, average days sales outstanding at December 31, 2007 increased to 78 days versus 77 days last year, and inventory turns increased to 4.3 versus 4.1 at December 31, 2006.

Cash Flows Summary

	Three Months Ended December 31,		Favorable (Unfavorable)
	2007	2006	Amount
(In millions)
Operations	$120.2	$223.5	$(103.3)
Investing	(51.2)	(443.2)	392.0
Financing	(44.9)	620.7	(665.6)
Effects of exchange rates	0.5	(3.7)	4.2
Net Change	$24.6	$397.3	$(372.7)

Operations

Operating cash flows decreased in the first quarter of fiscal 2008 versus the prior year period, primarily due to additional pre-payments to secure long-term licensing rights and liability payments, partially offset by increased receivable collections.

Cash flows related to jackpot liabilities fluctuate based on the timing of winner payments and a number of variables described in Note 1 of our Consolidated Financial Statements in our most recent Form 10-K.

Investing

Decreased cash used for investing is primarily due to higher purchases of investment securities in the prior year due to timing of the Debentures transactions and cash used for the acquisition of VCAT-Mariposa. Investments in property, plant and equipment were lower in the current quarter due to the purchase of a corporate airplane in the prior year and lower construction expenditures on our new Las Vegas campus. The construction of our Las Vegas campus is nearing completion. Capital expenditures for gaming operations equipment are consistent with installed base growth.

	Three Months Ended December 31,		Increase (Decrease)
Capital Expenditures	2007	2006	Amount
(In millions)
Property, plant and equipment	$23.1	$52.2	$(29.1)
Gaming operations equipment	35.4	45.8	(10.4)
Intellectual property	4.2	5.8	(1.6)
Total capital expenditures	$62.7	$103.8	$(41.1)

Financing

Net financing cash flows decreased in the current quarter primarily related to proceeds from the issuance of the 2.6% Debentures in the prior year partially offset by net proceeds of $118.7 million from our credit facilities and reduced share repurchases in the current quarter.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, depending on market conditions and other factors, to achieve our timing, cost and volume objectives.

	Quarters Ended December 31,
Common Stock Repurchases	2007	2006
(In millions)
Shares	3.5	4.9
Aggregate cost	$149.2	$225.4

Additional repurchases from December 31, 2007 through February 1, 2008 totaled 1.9 million shares in open market transactions for an aggregate cost of $75.6 million. Our remaining repurchase authorization totaled 27.9 million shares as of February 1, 2008.

Credit Facilities and Indebtedness (See Note 9 of our Unaudited Condensed Consolidated Financial Statements)

During the first quarter, we increased the outstanding balance on our revolving line of credit by $115.0 million, largely for the purpose of repurchasing IGT common stock. This draw increased the total borrowings under our Senior Credit Facility to $715.0 million.

FINANCIAL CONDITION

	December 31,	September 30,	Increase
	2007	2007	(Decrease)
(In millions)
Total assets	$4,280.7	$4,167.5	$113.2
Total liabilities	2,901.0	2,714.8	186.2
Total stockholders’ equity	1,379.7	1,452.7	(73.0)

Current quarter fluctuations in total assets are primarily due to additional pre-payments to secure long-term licensing rights and tax asset increases related to the adoption of FIN 48. Current quarter liabilities increased primarily as a result of additional net borrowings as discussed above and the adoption of FIN 48, partially offset by payments of employee incentives and other accrued liabilities. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of FIN 48.

Stockholders’ equity decreased during the current period due to share repurchases, dividends paid and the adoption of FIN 48, partially offset by current period earnings and additional paid-in capital (APIC) increases for employee stock plans. Although total stockholders’ equity was unaffected by 400.0 million treasury shares retired in December 2007, it decreased treasury stock by $3.7 billion, APIC by $905.6 million and retained earnings by $2.8 billion.

Contractual Obligations and Commercial Commitments

Except for the items described below, our contractual obligations and commercial commitments have not changed materially since those presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

As described above under CRITICAL ACCOUNTING ESTIMATES and in Note 11 of our Unaudited Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 during the first quarter of fiscal 2008. At this time, we are not able to reasonably estimate the timing of cash settlements with taxing authorities related to liabilities for unrecognized tax benefits.

We increased the net borrowings on our revolving line of credit by an additional $115.0 million for an outstanding balance of $715.0 million at December 31, 2007, due December 2011. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our debt.

Outstanding unfunded loan commitments for customer development financing increased from $88.0 million at September 30, 2007 to $146.5 million at December 31, 2007. We expect to fund $82.0 million in the remainder of fiscal 2008 and $64.5 million in fiscal 2009. See Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about our unfunded loans.

In January 2008, we committed to pay Walker Digital Gaming $15.0 million annually over the next four years for licensing rights. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information.

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

We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations. We describe additional off-balance sheet arrangements in Note 13 of our Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

Changes in Internal Control Over Financial Reporting

As described in Note 11 of our Unaudited Condensed Consolidated Financial Statements, during the first quarter of fiscal 2008, we adopted FIN 48, which resulted in changes in internal controls over how tax positions are measured, recognized and disclosed. There have been no other changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 13 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A. Risk Factors

There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2007. For convenience, our updated risk factors are included below.

Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations or problems with obtaining needed licenses or approvals.

We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by United States (US) federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

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

Demand for our products is driven substantially by the replacement of existing gaming machines, the establishment of new gaming jurisdictions, and the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on or even prohibitions of gaming operations in any jurisdiction. In addition, machine replacements and the rate of gaming growth in North America have diminished. Continued declines in replacements, in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce the demand for our products.

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

Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. Such a decline in the relative health of the gaming industry would likely result in a decline in the amount of resources our customers have to purchase our products and services. This may also result in reduced play levels, which could cause our cash flows and revenues from revenue sharing products to decline. Our results may be negatively impacted by a decrease in interest rates causing an increase in jackpot expense and a reduction of investment income.

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

We may be unable to protect our IP.

A significant portion of our revenues is generated from products using certain IP rights, and our operating results would be negatively impacted if we are unsuccessful in protecting these rights from infringement. In addition, some of our most popular games and features are based on trademarks, patents and other IP licensed from third parties. The continued success of these games may depend upon our ability to retain or expand these licenses with reasonable terms. We also depend on trade secret law to protect certain proprietary knowledge and have entered into confidentiality agreements with those of our employees who have access to this information. However, there can be no guarantees that our employees will not breach these agreements, and if these agreements are breached it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered.

We may be subject to claims of IP infringement or invalidity.

Periodically, we receive notification from others claiming that we are infringing their patent, trademark or other IP rights. Regardless of their merit, such claims may cause us to incur significant costs. Responding to these claims could also require us to stop selling or to redesign our products, to pay significant amounts in damages or enter into agreements to pay significant licensing fees or royalties. Additionally, if any of these claims prove successful, it could limit our ability to bring new products to market in the future.

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

Our Senior Credit Facility subjects us to a number of financial covenants, which could result in an event of default if we do not comply with these covenants. The Senior Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

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

Our quarterly share repurchases are summarized below, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Maximum Number of Shares Still Available for Purchase Under the Plan
(In millions, except per share amounts)
September 30 - October 27, 2007	—	$—	—	33.3
October 28 - November 24, 2007	2.2	42.73	2.2	31.1
November 25 - December 29, 2007	1.3	43.11	1.3	29.8
Total	3.5	$42.87	3.5

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.2

Fourth Restated Code of Bylaws of International Game Technology, dated December 10, 2007

10.1*

Summary of Named Executive Officer and Director Compensation Arrangements at December 31, 2007

31.1

Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial Officer pursuant to Rule 13(a) – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Principal Financial Officer pursuant to Rule 13(a) – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2008

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ DANIEL R. SICILIANO
Daniel R. Siciliano
Chief Accounting Officer, Treasurer
and Principal Financial Officer
International Game Technology