Form 10-Q
period 2008-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2008-05-08
CIK 353944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

International Game Technology

(Exact name of registrant as specified in its charter)

———————

Nevada	001-10684	88-0173041
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

9295 Prototype Drive, Reno, Nevada 89521

(Address of Principal Executive Office) (Zip Code)

(775) 448-7777

(Registrant’s telephone number, including area code)

www.IGT.com

(Registrant’s website)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes	X	No

At May 7, 2008, there were 309.6 million shares of our $.00015625 par value common stock outstanding.

INTERNATIONAL GAME TECHNOLOGY

PART I – FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
(In millions, except per share amounts)
Revenues
Gaming operations	$341.0	$341.1	$673.4	$666.0
Product sales	232.2	268.6	545.8	586.0
Total revenues	573.2	609.7	1,219.2	1,252.0
Costs and operating expenses
Cost of gaming operations	157.1	130.1	290.0	268.3
Cost of product sales	105.6	123.1	252.0	275.2
Selling, general and administrative	111.5	87.2	211.8	185.5
Research and development	53.8	47.8	105.1	97.1
Depreciation and amortization	18.6	19.3	37.8	38.4
Total costs and operating expenses	446.6	407.5	896.7	864.5
Operating income	126.6	202.2	322.5	387.5
Other income (expense)
Interest income	17.0	21.6	34.3	41.5
Interest expense	(25.1)	(19.3)	(49.9)	(35.4)
Other	(0.7)	-	(1.0)	0.6
Total other income (expense)	(8.8)	2.3	(16.6)	6.7
Income before tax	117.8	204.5	305.9	394.2
Income tax provision	49.4	76.3	123.8	145.0
Net income	$68.4	$128.2	$182.1	$249.2

Basic earnings per share	$0.22	$0.38	$0.58	$0.75

Diluted earnings per share	$0.22	$0.38	$0.57	$0.73

Cash dividends declared per share	$0.14	$0.13	$0.28	$0.26

Weighted average shares outstanding
Basic	312.3	335.2	313.4	333.9
Diluted	315.9	340.2	317.2	342.4

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$252.0	$261.3
Investment securities, at market value	5.2	51.3
Restricted cash and investments	101.3	88.1
Accounts receivable, net	361.9	412.1
Current maturities of notes and contracts receivable, net	96.5	91.0
Inventories	180.7	144.8
Jackpot annuity investments	67.4	66.5
Deferred income taxes	83.4	58.2
Prepaid expenses and other	175.3	113.7
Total current assets	1,323.7	1,287.0
Notes and contracts receivable, net	75.3	63.6
Property, plant and equipment, net	582.4	567.4
Jackpot annuity investments	438.5	441.5
Intangible assets, net	225.7	245.5
Goodwill	1,122.2	1,116.6
Deferred income taxes	178.8	150.6
Other assets	418.0	295.3
	$4,364.6	$4,167.5
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current maturities of notes payable	$0.9	$5.6
Accounts payable	108.2	121.1
Jackpot liabilities	190.6	170.7
Accrued income taxes	17.0	49.5
Dividends payable	43.9	44.4
Accrued employee benefits	38.2	81.6
Other accrued liabilities	206.5	218.6
Total current liabilities	605.3	691.5
Notes payable, net of current maturities	1,692.1	1,503.0
Non-current jackpot liabilities	468.6	472.4
Other liabilities	228.7	47.9
	2,994.7	2,714.8
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 334.2 and 731.4 issued; 313.8 and 316.9 outstanding	0.1	0.1
Additional paid-in capital	1,238.0	2,040.3
Treasury stock at cost: 20.4 and 414.5 shares	(262.8)	(3,722.1)
Retained earnings	369.4	3,108.4
Accumulated other comprehensive income	25.2	26.0
	1,369.9	1,452.7
	$4,364.6	$4,167.5

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,	2008	2007
(In millions)
Operations
Net income	$182.1	$249.2
Adjustments:
Depreciation, amortization, and asset charges	146.4	131.5
Discounts and deferred issuance costs	3.0	7.7
Share-based compensation	17.3	17.8
Bad debt provisions	1.2	(5.6)
Inventory obsolescence	8.3	3.1
Gain on assets sold	(0.4)	(5.7)
Property insurance gains	-	(5.0)
Changes in operating assets and liabilities, excluding
acquisitions and VIE consolidations/deconsolidations:
Receivables	49.7	15.5
Inventories	(39.0)	0.7
Accounts payable and accrued liabilities	(94.9)	(22.3)
Jackpot liabilities	0.1	(15.3)
Income taxes, net of employee stock plans	(15.4)	(10.2)
Excess tax benefits from employee stock plans	(14.4)	(11.1)
Other current assets	7.5	13.1
Other non-current assets	(56.5)	3.1
Cash from operations	195.0	366.5
Investing
Capital expenditures	(150.2)	(181.9)
Investment securities, net	82.1	7.1
Jackpot annuity investments, net	16.6	8.5
Changes in restricted cash	(70.5)	4.6
Loans receivable cash advanced	(18.1)	(18.5)
Loans receivable payments received	8.2	6.3
Investments in unconsolidated affiliates	(15.0)	-
Business acquisitions, net of cash acquired	(3.0)	(18.3)
Proceeds from assets sold	3.9	8.2
Property insurance proceeds	-	6.0
Cash from investing	(146.0)	(178.0)
Financing
Debt repayments	(223.3)	(638.0)
Debt proceeds	407.4	904.2
Debt issuance costs	-	(17.5)
Employee stock plan proceeds	67.3	43.7
Excess tax benefits from employee stock plans	14.4	11.1
Dividends paid	(88.4)	(87.2)
Share repurchases	(245.0)	(362.7)
Cash from financing	(67.6)	(146.4)
Foreign exchange rates effect on cash	9.3	(1.4)
Net change in cash and equivalents	(9.3)	40.7
Beginning cash and equivalents	261.3	294.6
Ending cash and equivalents	$252.0	$335.3

See accompanying notes.

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Six Months Ended March 31,	2008	2007
(In millions)
Investment securities
Purchases	$(30.1)	$(673.6)
Proceeds from sales	112.2	680.7
Net	$82.1	$7.1
Jackpot funding
Change in jackpot liabilities	$0.1	$(15.3)

Jackpot annuity purchases	(14.6)	(19.7)
Jackpot annuity proceeds	31.2	28.2
Net change in jackpot annuity investments	16.6	8.5
Net jackpot funding	$16.7	$(6.8)
Capital expenditures
Property, plant and equipment	$(52.4)	$(77.2)
Gaming operations equipment	(91.9)	(95.3)
Intellectual property	(5.9)	(9.4)
Total	$(150.2)	$(181.9)
Payments
Interest	$32.0	$6.8
Income taxes	137.0	156.0
Non-cash investing and financing items:
Accrued capital asset additions	$13.4	$11.6
Interest accretion for jackpot annuity investments	14.6	15.0

Business acquisitions/purchase price adjustments
Fair value of assets	$2.3	$21.1
Fair value of liabilities	(0.7)	2.8

1.75% Debentures converted
Common stock issued including APIC	$-	$1.2
Deferred tax liabilities adjusted to APIC	-	47.3

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

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year.  Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month.  For simplicity, all fiscal periods are presented as ending on the calendar month end. Accordingly, this report presents the following periods.

Period End
	Actual	Presented as
Current quarter	March 29, 2008	March 31, 2008
Prior year quarter	March 31, 2007	March 31, 2007
Prior fiscal year end	September 29, 2007	September 30, 2007

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

Recently Issued Accounting Standards

SFAS 161

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance and cash flows.  This statement is effective for fiscal years beginning after November 15, 2008, which is IGT’s fiscal year 2010.  We are currently assessing the potential impact of adopting this statement on our future disclosures.

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  These statements will change the way companies account for business combinations and noncontrolling interests (i.e. minority interests), requiring more assets and liabilities to be measured at fair value as of the acquisition date.  Contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period.  Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price.  Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

Both statements provide for prospective application in fiscal years beginning on or after December 15, 2008, which is IGT’s fiscal year 2010, and earlier application is prohibited.  SFAS 141(R) applies only to business combinations consummated after fiscal years beginning on or after the effective date, with the exception of income taxes.  For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense in accordance with SFAS 141(R), rather than adjusted through goodwill.  SFAS 160 requires retrospective application for presentation and disclosures in comparative financial statements presented after the effective date (i.e. reclassifying noncontrolling interests to appear in equity).

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

SFAS 157 (including FSPs)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This standard is effective for fiscal years beginning after November 15, 2007, which is fiscal 2009 for IGT.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No.157, delaying the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, which is fiscal 2010 for IGT.  We continue evaluating to what extent it will impact our future results of operations, financial position or cash flows.

2.

Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidated the wide area progressive (WAP) trusts in Iowa and New Jersey (NJ) beginning June 30, 2004 under FASB Interpretation (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities.  In both Iowa and New Jersey, IGT licenses WAP systems to the trusts and casino members that are responsible for the funding of the progressive jackpots.  Consolidated trust assets and equivalent liabilities relate primarily to jackpot funding.  These VIE trust consolidations increase gaming operations revenues and costs by approximately the same amount, resulting in no material impact to gross profit or net income.

Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $112.6 million at March 31, 2008 and $116.5 million at September 30, 2007.  Consolidated VIE trusts comprised less than 0.1% of total revenues for the quarters and six month periods ended March 31, 2008 and 2007.

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

Additionally in January 2008, we advanced the first of four $15.0 million annual funding commitments under a new global license and development agreement.  These annual advances will be applied to future IGT royalty obligations due WDG.  The new arrangement provides IGT exclusive license to and fixed pricing for WDG’s intellectual property portfolio, excluding certain pre-existing third party licenses, for 12 years with an option to extend to 20 years for a fifth payment of $15.0 million.

At March 31, 2008, our net equity investment of $58.2 million plus the $60 million in annual royalty advances represents our maximum exposure to loss.  We recognized a loss of $3.3 million in the current six months and $2.5 million in the first half of fiscal 2007, primarily comprised of amortization expense on certain intangible assets.  As the loss is not material to our financial statements, it is presented as a component of selling, general and administrative expenses.

China LotSynergy Holdings, Ltd. (CLS)

In May 2007, we entered into strategic business arrangements with China LotSynergy Holdings, Ltd., a company involved in the development of the China lottery market and other related activities.  As part of this arrangement, we invested $33.6 million, including transaction costs, for approximately 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange.  We record this equity investment under the cost method and recognize our portion of net accumulated earnings in CLS only to the extent distributed through dividends.

At March 31, 2008, the estimated market value of our investment in CLS stock was approximately $19.7 million.  As a result of the decline, we reviewed our investment for impairment and determined our CLS stock is temporarily impaired, and accordingly no impairment loss was recorded at March 31, 2008.  Although the fair value is down approximately 40% from cost, the duration of the decline has been short.  We believe the decline is a temporary weakness partially related to localized market conditions surrounding new regulations which we expect to be resolved as new games are approved.  Additionally, because this is a strategic investment we have the intent and ability to retain our investment for a period of time sufficient to allow for a recovery of market value.  We will continue to monitor this investment and reassess for impairment on a quarterly basis until the fair value recovers or an impairment loss is recorded.

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

At March 31, 2008, the convertible note is classified as available-for-sale for accounting purposes and carried at its estimated market value of $74.2 million with unrealized holding gains of $1.2 million.  Our evaluation of the convertible note terms determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at March 31, 2008.  See Note 14 for related foreign currency derivatives.

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

In September 2007, we established a 50/50 joint venture, IGT Synergy Holding Ltd., to explore opportunities in connection with the China welfare lottery.  During the first half of fiscal 2008, we funded $1.0 million of the $14.5 million accrued at September 2007 for our unconditional commitment to contribute capital in installments over two years.  We account for IGT Synergy Holding Ltd. under the equity method and it had no earnings or losses during the first six months of fiscal 2008.

3.

Balance Sheet Components

	March 31,	September 30,
	2008	2007
(In millions)
Inventories
Raw materials	$91.4	$78.4
Work-in-process	7.1	4.5
Finished goods	82.2	61.9
Total	$180.7	$144.8

Property, Plant and Equipment
Land	$63.1	$58.0
Buildings	143.7	139.7
Leasehold improvements	15.2	13.1
Machinery, furniture and equipment	258.8	242.6
Gaming operations equipment	766.9	737.8
Construction in process, Las Vegas construction	83.4	64.0
Construction in process, Other	19.2	16.3
Total Cost	1,350.3	1,271.5
Accumulated depreciation	(767.9)	(704.1)
Net	$582.4	$567.4

Other Assets
Investments in unconsolidated affiliates (see Note 2)	$181.8	$175.3
Licensing rights and other deferred expenses	178.1	91.8
Auction rate securities (see Note 7)	20.5	-
Uncertain tax positions (see Note 11)	22.6	-
Miscellaneous	15.0	28.2
Total	$418.0	$295.3

4.

Share-based Compensation

Shares available for grant under the IGT Stock Incentive Plan (SIP) totaled 18.7 million at March 31, 2008 and unrecognized share-based compensation costs totaled $71.5 million expected to be recognized over a weighted average period of 1.7 years.  SIP activity is reflected below as of and for the six months ended March 31, 2008.

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,454	$30.08
Granted	143	45.66
Exercised	(2,561)	22.99
Forfeited	(271)	37.32
Expired	(42)	24.03
Outstanding at end of period	14,723	$31.35	6.5	$133.4

Vested and expected to vest	14,282	$31.35	6.5	$129.4

Exercisable at end of period	8,579	$27.93	5.6	$105.6

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,568	$35.65
Granted	29	45.97
Vested	(208)	38.42
Forfeited	(64)	36.48
Outstanding at end of period	1,325	$35.40	2.7	$53.0

Expected to vest	1,300	$35.41	2.7	$52.0

5.

Acquisitions

Pro forma financial information is not provided, as these acquisitions are not material to our consolidated financial statements.

Digideal

In June 2007, we invested $31.2 million in voting convertible preferred and common stock of Digideal, a Spokane, Washington gaming technology firm.  We acquired a 58% controlling interest and Digideal’s results were consolidated in our financial statements beginning June 22, 2007.  In addition to gaining access to Digideal’s IP portfolio, we plan to work jointly to expand game content and electronic table game products.  Additional five-year agreements provide IGT exclusive manufacturing and distribution rights, as well as a fixed-price option to purchase all remaining outstanding shares.

With the business valuation not yet complete at March 31, 2008, our preliminary purchase price allocation was:

ª

tangible assets of $14.9 million, including cash of $12.4 million

ª

identifiable intangibles of $9.0 million

ª

in-process research and development (R&D) of $0.5 million with no future alternative use, immediately charged to R&D

ª

goodwill of $11.1 million, not deductible for tax purposes

ª

liabilities of $4.3 million

During the second quarter of fiscal 2008, we increased our investment in Digideal by $3.0 million, with a preliminary allocation of $2.1 million to goodwill and $0.4 million to identifiable intangibles.

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

ª

liabilities of $4.1 million

6.

Allowances for Receivables

	March 31, 2008	September 30, 2007
(In millions)
Allowance for doubtful accounts	$16.7	$20.9

Allowance for doubtful notes and contracts
Current	$20.8	$12.5
Non-current	5.3	12.6
	$26.1	$25.1

7.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, investments, and receivables.  We place short-term investments in high credit quality financial institutions and in short-duration high-quality securities.  With the exception of US Government and Agency securities, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment.  Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits.

Our receivables are concentrated in the following legalized gaming regions at March 31, 2008:

North America	72%	International	28%
Nevada	17	Europe	11
California	6	Latin America	7
Oklahoma	6	Other (less than 5% individually)	10
Mississippi	5
Other (less than 5% individually)	38

Our unfunded development financing loans totaled $145.0 million at March 31, 2008.  During the first half of 2008, IGT agreed to provide up to $75.0 million in development financing to a charitable gaming property in Alabama, with $15.0 million funded through March 31, 2008.  Subsequent to the current quarter end, in April 2008, IGT agreed to provide up to $140.0 million in new financing to a consortium of Argentina gaming operators, canceling previous arrangements executed in April 2007.  The new agreements include a fully collateralized $100.0 million development credit facility and $40.0 million in gaming equipment financing.

Auction Rate Securities (ARS)

IGT held $21.6 million (par value) of “available-for-sale” ARS at March 31, 2008.  These instruments are fixed rate debt securities with underlying long-term maturities, designed to reset to market rates when traded through a modified Dutch auction process at predetermined short-term intervals, typically 7, 28, or 35 days.  These debt securities have historically traded at par.

Our ARS consist of AAA rated issuances, collateralized by student loans guaranteed by the US government under the Federal Family Education Loan Program.  The issuers additionally provide certain credit enhancements, such as over-collateralization, reserve accounts, insurance, and excess spread to further secure the value of the debt.  The issuers provide a third party guarantee, such that if a student loan defaults, the guarantor is obligated to pay the issuer 100% of the outstanding principal and interest.  The guarantor is then able to submit a claim to the Federal Department of Education, which guarantees payment of 97%-100% of the outstanding amounts to the guarantor.

With global credit and capital market uncertainties, investment banks and brokers were unwilling to purchase ARS when investor demand fell short and auctions for student loan ARS began failing in February 2008.  The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rates generally reset to a maximum auction interest rate.  As a result of the failed auctions, our ARS currently lack liquidity and were reclassified from current to non-current assets.  We may not be able to access these funds prior to maturity without a loss of principal until a future auction is successful or the issuer calls the security.

With insufficient observable ARS market information available at March 31, 2008, we used market participant assumptions, such as credit quality, discounted cash flows, the probability of an issuer call before the stated maturity, and the impact of extended periods of maximum auction rates, to estimate their fair value.  Based on our analysis, we recorded a temporary impairment of $1.1 million to other comprehensive income.  We believe this temporary impairment is primarily attributable to the limited liquidity.  We continue to receive ARS interest payments and have no reason to believe any of the underlying issuers are at risk of default.  We have the ability and intent to hold our ARS throughout the estimated recovery period.  We expect to realize our investments’ par value without significant loss primarily due to the underlying collateral security.

8.

Goodwill and Other Intangibles

Goodwill

Activity by Segment	North
Six Months Ended March 31, 2008	America	International	Total
(In millions)
Beginning balance	$1,009.2	$107.4	$1,116.6
Acquisitions/purchase price adjustments	6.7	-	6.7
Foreign currency	-	(1.1)	(1.1)
Ending balance	$1,015.9	$106.3	$1,122.2

Other Intangibles

During the six months ended March 31, 2008, we added $6.3 million in patents, including capitalized legal and registration fees, with a weighted average life of 8.5 years.  Additionally, business combination valuation adjustments subsequent to acquisition include reductions to patents of $4.7 million and developed technology of $0.1 million.

	March 31, 2008			September 30, 2007
Balances	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$359.9	$168.0	$191.9	$358.3	$151.7	$206.6
Contracts	21.4	13.5	7.9	21.4	11.7	9.7
Trademarks	2.7	1.9	0.8	2.0	1.8	0.2
Developed technology	44.8	23.0	21.8	47.2	22.4	24.8
Customer relationships	6.9	3.6	3.3	6.9	3.4	3.5
	435.7	210.0	225.7	435.8	191.0	244.8
Indefinite lived trademarks	-	-	-	0.7	-	0.7
Net carrying amount	$435.7	$210.0	$225.7	$436.5	$191.0	$245.5

Aggregate amortization expense totaled $10.9 million in the current quarter versus $11.3 million in the prior year quarter and $21.9 million in the six months ended March 31, 2008 versus $22.4 million for the same prior year period.

	2008	2009	2010	2011	2012
(In millions)
Estimated future annual amortization	$42.9	$38.7	$34.1	$30.6	$26.6

9.

Credit Facilities and Indebtedness

Outstanding	March 31, 2008	September 30, 2007
(In millions)
Senior credit facility	$790.0	$600.0
Foreign credit facilities	-	5.2
2.6% Convertible Debentures	900.0	900.0
Installment purchase contract	3.0	3.4
Notes payable, net	$1,693.0	$1,508.6

We continue to be in compliance with all applicable covenants at March 31, 2008.

Senior Credit Facility

As of March 31, 2008, outstanding borrowings under our $2.5 billion unsecured revolving credit facility carried a weighted average interest rate of 3.91% and $4.1 million was reserved for letters of credit.  Applicable interest rates and facility fees may fluctuate based on our public credit ratings and/or debt to capitalization ratio.  At March 31, 2008, the facility fee was 12.5 basis points (bps) and the interest rate was LIBOR (London Inter-Bank Offering Rate) plus 37.5 bps.  We can borrow at rates for one, two, three or six month durations at our discretion and other durations with bank group approval.  One, three and six month LIBOR rates at March 31, 2008 were 2.70%, 2.69% and 2.61%, respectively.

Foreign Credit Facilities

Our available foreign credit facilities totaled $105.1 million with a weighted average interest rate of 2.0% at March 31, 2008.  Renewals on these facilities occur annually.  The parent company, International Game Technology, guarantees all foreign credit facilities executed by its subsidiaries.

2.6% Senior Convertible Debentures issued December 20, 2006

The market price condition for convertibility of our 2.6% Debentures has not yet been met.

We evaluated all features of the Debentures for SFAS 133 embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation.  The value of this derivative was nominal at issuance and at March 31, 2008, and no related derivative liability was recorded.  Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

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

10.

Earnings Per Share

	Quarters Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
(In millions, except per share amounts)
Net income	$68.4	$128.2	$182.1	$249.2
Weighted average shares outstanding:
Basic	312.3	335.2	313.4	333.9
Dilutive effect of stock awards	3.6	4.6	3.8	4.8
Dilutive effect of 1.75% Debentures	-	0.4	-	3.7
Diluted EPS Denominator	315.9	340.2	317.2	342.4
Basic earnings per share	$0.22	$0.38	$0.58	$0.75
Diluted earnings per share	$0.22	$0.38	$0.57	$0.73
Weighted average antidilutive stock award shares
excluded from diluted EPS	3.3	1.7	3.3	1.6

We repurchased 4.3 million shares from March 31, 2008 through May 7, 2008.

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

Interest and penalties related to unrecognized tax benefits are included in our income tax provisions and this policy did not change as a result of the adoption of FIN 48.  At March 31, 2008, our net unrecognized tax benefits increased to $138.4 million, primarily related to additional interest and penalties.  Unrecognized tax benefits of $84.5 million as of March 31, 2008 would impact the effective tax rate if recognized.

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

12.

Stockholders’ Equity

Treasury Stock

We repurchased 5.8 million shares of our common stock during the first half of fiscal 2008 for a total cost of $245.0 million.  In December 2007, we retired 400.0 million shares held as treasury stock.  As a result of the retirement, we decreased treasury stock by $3,704.3 million, APIC by $905.6 million and retained earnings by $2,798.7 million.

Other Comprehensive Income

	Quarters Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
(In million)
Net income	$68.4	$128.2	$182.1	$249.2
Currency translation adjustments	4.8	0.5	3.7	3.8
Investment securities unrealized gains (losses)	(4.4)	-	(4.5)	-
Comprehensive income	$68.8	$128.7	$181.3	$253.0

13.

Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business.  We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Bally

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT, US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698 and 6,722,985.  On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims.  Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage.  IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market.  IGT denies the remaining allegations.  On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims.  Trial is scheduled for December 2008.

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT, US Patent numbers RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046.  The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents.  The lawsuit seeks monetary damages and an injunction.  On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims.  Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage.  IGT denies these allegations.  On February 25, 2008, pursuant to a stipulation by the parties, the court dismissed without prejudice all claims, counterclaims and affirmative defenses related to US Patent numbers 6,832,958, 6,319,125, 6,244,958, 6,565,434, and 6,620,046.  Fact discovery has closed, and expert discovery is ongoing.  Trial is scheduled for November 2008.

On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.”  The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold™, The Addams Family™, American Bandstand™, The Apprentice™,  Dilbert Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy®, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone®  gaming machines.  The lawsuit seeks unspecified monetary damages and an injunction.  On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed.  IGT intends to vigorously defend this lawsuit.  Expert discovery is ongoing.

Aristocrat

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT.  The complaint was served on IGT on December 13, 2005.  Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102.  Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games.  The lawsuit sought unspecified damages and an injunction.  On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff.  On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid.  Summary judgment was entered in favor of IGT on April 23, 2007.  Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit.  The Federal Circuit affirmed the judgment in IGT’s favor on March 28, 2008.  Aristocrat has requested a rehearing.

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006.  On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006.  The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines.  On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. Aristocrat appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  Oral argument is pending.

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

Environmental Matters

Colorado Central Station Casino (CCSC), a casino operation sold by IGT in April 2003, is located in an area that has been designated by the Environmental Protection Agency (EPA) as an active superfund site because of contamination from historic mining activity in the area.  In order for Anchor Coin, an entity IGT acquired in December 2001, to develop the CCSC site, it voluntarily entered into an administrative order of consent with the EPA to conduct soil removal and analysis (a requirement imposed on similarly situated property developers within the region) in conjunction with re-routing mine drainage.  The work and obligations contemplated by the agreement were completed by Anchor Gaming (Anchor) in June 1998, and the EPA subsequently issued a termination of the order.

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

OSHA / Wrongful Termination Matter

On July 8, 2004, two former employees filed a complaint with the US Department of Labor, Occupational Safety and Health Administration (OSHA), alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002.  The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor's patents in connection with IGT's acquisition of Anchor in December 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT.  Outside counsel, retained by an independent committee of our Board of Directors, reviewed the allegations and found them to be entirely without merit.

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court.  On December 1, 2004, a complaint was filed under seal in the US District Court for Nevada, based on the same facts set forth above regarding their OSHA complaint.  IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint.  On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice.  Plaintiffs’ motion for reconsideration of the District Court’s decision was denied.  Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit.  Appellate briefing has been completed.  Oral argument has not been scheduled.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million.  The carrying value of the patents at March 31, 2008 totaled $74.6 million, with a remaining life of approximately 8 years.

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

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $6.6 million at March 31, 2008.  We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at March 31, 2008.

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

Product Warranties

The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year.  We estimate accrued warranty costs in the table below based on historical trends in product failure rates and expected costs to provide warranty services.

Six months ended March 31,	2008	2007
(In millions)
Balance at beginning of fiscal year	$8.7	$8.3
Reduction for payments made	(4.0)	(3.4)
Accrual for new warranties issued	5.0	5.1
Adjustments for pre-existing warranties	(0.5)	(1.3)
Ending balance	$9.2	$8.7

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

Taxes

We are subject to sales, use, income, gaming and other tax audits and administrative proceedings in various US federal, state, local and foreign jurisdictions.  While we believe we have properly reported our tax liabilities in each jurisdiction, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

14.

Foreign Currency Derivatives

Subsidiary Operations

Net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency decreased to $28.3 million at March 31, 2008 from $73.9 million at September 30, 2007 primarily due to reduced inter-company liabilities.  The notional amount of foreign currency contracts hedging this exposure totaled $24.7 million at March 31, 2008 and $63.6 million at September 30, 2007.  These forward contracts were recorded as a fair value liability of $1.0 million at March 31, 2008 and $3.3 million at September 30, 2007.

Investment in CLS

Additionally, during the third quarter of fiscal 2007 we executed 5-year forward contracts designated as SFAS 133 foreign currency fair value hedges to protect 70% of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2).  The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million.  We recorded a fair value asset that was nominal at March 31, 2008 and $0.2 million at September 30, 2007.  There was no ineffectiveness during the six months ended March 31, 2008.

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

	Quarters Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
(In millions)
NORTH AMERICA
Revenues	$451.3	$491.6	$913.4	$996.6
Gaming operations	302.9	311.0	598.1	608.6
Product sales	148.4	180.6	315.3	388.0
Gross profit	247.3	290.7	513.2	575.1
Gaming operations	166.0	191.2	341.6	360.7
Product sales	81.3	99.5	171.6	214.4
Income before tax	133.4	211.4	305.0	402.4
INTERNATIONAL
Revenues	$121.9	$118.1	$305.8	$255.4
Gaming operations	38.1	30.1	75.3	57.4
Product sales	83.8	88.0	230.5	198.0
Gross profit	63.2	65.8	164.0	133.4
Gaming operations	17.9	19.8	41.8	37.0
Product sales	45.3	46.0	122.2	96.4
Income before tax	28.8	31.1	90.8	70.6
CORPORATE
Net unallocated expenses	$(44.4)	$(38.0)	$(89.9)	$(78.8)
CONSOLIDATED
Revenues	$573.2	$609.7	$1,219.2	$1,252.0
Gaming operations	341.0	341.1	673.4	666.0
Product sales	232.2	268.6	545.8	586.0
Gross profit	310.5	356.5	677.2	708.5
Gaming operations	183.9	211.0	383.4	397.7
Product sales	126.6	145.5	293.8	310.8
Income before tax	117.8	204.5	305.9	394.2

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª

our ability to introduce new products and their impact on replacement demand

ª

the timing, features, benefits, and expected success of new product introductions

ª

growth of our business through technology and intellectual property (IP) acquisition

ª

our leadership position in the market

ª

the advantages offered to customers by our existing or anticipated products and product features

ª

gaming growth, expansion, and new market opportunities

ª

fluctuations in future gross margins and tax rates

ª

increasing machine sales or placements

ª

legislative or regulatory developments and related market opportunities

ª

available capital resources to fund future operating requirements, capital expenditures, payment  obligations, and share repurchases

ª

timing and amount of future share repurchases

ª

expectations regarding losses from off-balance sheet arrangements

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

We are currently operating in a difficult environment domestically. The combination of limited new opportunities, lower replacement demand, improved competition and the recent economic downturn has negatively impacted our North America results.  Our gaming operations business has also been affected by lower interest rates, which increase jackpot funding costs.  In the face of these challenges, we remain focused on strategic initiatives that will maintain our status as a leading provider of innovative gaming products and services.

Our current product development efforts reflect our commitment to the future of gaming industry technology as our business model continues to evolve toward a more systems-centric, networked gaming environment.  In support of the networked gaming environment, we expect to release new products during the second half of fiscal 2008.  The timing of revenues from these releases remains dependent on regulatory approvals.  We remain on track for initial deployment of our server-based (sb™ ) applications in 2009, and expect this to further differentiate IGT gaming products by offering operators new ways to engage and interact with players.

We believe market opportunities may arise as operators expand in existing markets and from political action as governments look to gaming to provide tax revenues in support of public programs.  During the quarter, California voters approved new tribal compacts for 17,000 additional slot machines and Florida voters approved an additional 6,000 machines for three pari-mutuel facilities in Miami-Dade County.  We anticipate expansion in a number of domestic jurisdictions during the second half of 2008 including Indiana, Oklahoma and Kansas.  We also expect to benefit from further gaming expansion in international markets, especially in Southeast Asia.

Our deployment of capital will continue to focus on strategic objectives including expansion of our gaming operations installed base and growth of our business through acquisitions of important technologies and IP.  We also expect to be prudent and opportunistic in utilizing our available liquidity to return value to our shareholders through continued share repurchases and dividends.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 of our Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting standards that may materially impact IGT upon adoption.  In addition, we may be affected by the following proposed accounting standard:

In August 2007, the Financial Accounting Standards Board (FASB) proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  If approved, FSP APB 14-a will require IGT, as an issuer of convertible debt that may be wholly or partially settled in cash, to separately account for the liability and equity components of the convertible debt instrument and recognize additional interest expense at our nonconvertible debt borrowing rate.  The FSP is expected to be effective for IGT’s fiscal 2010 and require retrospective application.  We are currently evaluating the proposed FSP and it may result in higher interest expense related to our Debentures for all periods presented.

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

We exercise significant judgment when evaluating our uncertain tax positions and the related tax benefits.  Although we believe our assumptions are reasonable, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our historical income tax provisions and accruals.  We adjust our reserves for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates.  Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded.  As of March 31, 2008 our net unrecognized tax benefits totaled $138.4 million, $84.5 million of which would impact the effective tax rate if recognized.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended March 31,		Favorable (Unfavorable)			Six Months Ended March 31,		Favorable (Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions except units & EPS; pp = percentage point)
Revenues	$573.2	$609.7	$(36.5)		-6%	$1,219.2	$1,252.0	$(32.8)		-3%
Gaming operations	341.0	341.1	(0.1)		-	673.4	666.0	7.4		1%
Product sales	232.2	268.6	(36.4)		-14%	545.8	586.0	(40.2)		-7%
Machines	145.1	178.8	(33.7)		-19%	359.3	411.5	(52.2)		-13%
Non-machine	87.1	89.8	(2.7)		-3%	186.5	174.5	12.0		7%
Gross profit	$310.5	$356.5	$(46.0)		-13%	$677.2	$708.5	$(31.3)		-4%
Gaming operations	183.9	211.0	(27.1)		-13%	383.4	397.7	(14.3)		-4%
Product sales	126.6	145.5	(18.9)		-13%	293.8	310.8	(17.0)		-5%
Gross margin	54%	58%	(4)	pp	-7%	56%	57%	(1)	pp	-2%
Gaming operations	54%	62%	(8)	pp	-13%	57%	60%	(3)	pp	-5%
Product sales	55%	54%	1	pp	2%	54%	53%	1	pp	2%
Units
Gaming operations installed base	58,700	54,800	3,900		7%	58,700	54,800	3,900		7%
Machines sold	12,100	18,800	(6,700)		-36%	32,400	45,600	(13,200)		-29%
Operating income	$126.6	$202.2	$(75.6)		-37%	$322.5	$387.5	$(65.0)		-17%
Operating margin	22%	33%	(11)	pp	-33%	26%	31%	(5)	pp	-16%
Net income	$68.4	$128.2	$(59.8)		-47%	$182.1	$249.2	$(67.1)		-27%
Diluted EPS	$0.22	$0.38	$(0.16)		-42%	$0.57	$0.73	$(0.16)		-22%

Consolidated results decreased during the current periods compared to the same periods in fiscal 2007 primarily due to a decline in product sales revenues and several significant items which negatively impacted the cost of gaming operations and operating expenses.  Total gross margin decreases are related to declines in gaming operations discussed below.

Significant items affecting comparability in the second quarter and first half of fiscal 2008 included:

ª

prior year gains of $17.0 million from Gulf Coast hurricane insurance settlements and $5.8 million from the sale of a company airplane

ª

a decline in interest rates during the current quarter which increased jackpot expense by $12.3 million

Consolidated Gaming Operations

Despite continued growth in our installed base of recurring revenue machines, revenues were comparable relative to the prior year periods due to lower play levels in North America.  Additionally, our installed base growth is increasingly from stand-alone lease and central determination system (CDS) units which generally provide lower revenues and gross profit per unit.  International revenue improvements offset declines in North America reflecting the increased geographic diversity in gaming operations.

Gross profit and margin declines were primarily due to increased jackpot expense resulting from lower interest rates, technological obsolescence charges of $8.0 million related to the transition toward new products and the prior year hurricane property insurance gain of $5.0 million.

See BUSINESS SEGMENT RESULTS—North America Gaming Operations below and MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses in our Annual Report on Form 10-K for the year ended September 30, 2007 for additional details regarding the factors affecting jackpot expense.

Consolidated Product Sales

Total product sales revenues and gross profit were down from the same prior year periods primarily due to fewer machine shipments across all markets.  Gross margin improvements were due to a favorable product and jurisdictional mix, including a greater contribution from non-machine sales. IGT increased systems installations from the prior year quarter by nearly 100, with 760 systems installed worldwide as of March 31, 2008.  Product sales margins are expected to continue to fluctuate depending on the geographic mix and types of products sold.

Operating Expenses

	Quarters Ended March 31,		Favorable (Unfavorable)		Six Months Ended March 31,		Favorable (Unfavorable)
	2008	2007	Amount	%	2008	2007	Amount	%
(In millions)
Selling, general and administrative	$111.5	$87.2	$(24.3)	-28%	$211.8	$185.5	$(26.3)	-14%
Research and development	53.8	47.8	(6.0)	-13%	105.1	97.1	(8.0)	-8%
Depreciation and amortization	18.6	19.3	0.7	4%	37.8	38.4	0.6	2%
Total	$183.9	$154.3	$(29.6)	-19%	$354.7	$321.0	$(33.7)	-10%
Percent of revenues	32%	25%			29%	26%

Operating expenses compared to the prior year periods were impacted by:

ª

prior year gains of $12.0 million from Gulf Coast hurricane business interruption insurance settlement and $5.8 million from the sale of a company airplane

ª

unfavorable fluctuations in bad debt provisions of $10.2 million for the quarter and $6.8 million for the first six months of fiscal 2008 related to credit concerns on certain notes and contracts

ª

increased investment in research and development for future product innovations

ª

lower incentives commensurate with lower operating income

Other Income (Expense) and Taxes

	Quarters Ended March 31,		Favorable (Unfavorable)			Six Months Ended March 31,		Favorable (Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions *=not meaningful)
Interest income	$17.0	$21.6	$(4.6)		-21%	$34.3	$41.5	$(7.2)		-17%
Interest expense	(25.1)	(19.3)	(5.8)		-30%	(49.9)	(35.4)	(14.5)		-41%
Other	(0.7)	-	(0.7)		*	(1.0)	0.6	(1.6)		*
Total other income (expense)	$(8.8)	$2.3	$(11.1)		*	$(16.6)	$6.7	$(23.3)		*
Income tax provision	$49.4	$76.3	$26.9			$123.8	$145.0	$21.2
Tax rate	41.9%	37.3%	(4.6)	pp		40.5%	36.8%	(3.7)	pp

The fluctuation in other income (expense) was primarily attributable to higher interest expense resulting from increased borrowings under our credit facility.  A decrease in interest income related to lower investments and interest rates also contributed to the decline.

Our current year tax provision includes additional amounts related to unrecognized tax benefits in connection with the adoption of FIN 48, as well as discrete items affecting the rate.  Our future effective tax rates may continue to be volatile due to changes in uncertain tax positions.  We expect our quarterly tax rate to be 38.5%-39.5% for the remainder of fiscal 2008.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each division reflects applicable operating expenses.  See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended March 31,		Favorable (Unfavorable)			Six Months Ended March 31,		Favorable (Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions except units)
Revenues	$451.3	$491.6	$(40.3)		-8%	$913.4	$996.6	$(83.2)		-8%
Gaming operations	302.9	311.0	(8.1)		-3%	598.1	608.6	(10.5)		-2%
Product sales	148.4	180.6	(32.2)		-18%	315.3	388.0	(72.7)		-19%
Machines	81.7	109.8	(28.1)		-26%	172.4	248.0	(75.6)		-30%
Non-machine	66.7	70.8	(4.1)		-6%	142.9	140.0	2.9		2%
Gross profit	$247.3	$290.7	$(43.4)		-15%	$513.3	$575.1	$(61.9)		-11%
Gaming operations	166.0	191.2	(25.2)		-13%	341.6	360.7	(19.1)		-5%
Product sales	81.3	99.5	(18.2)		-18%	171.6	214.4	(42.8)		-20%
Gross margin	55%	59%	(4)	pp	-7%	56%	58%	(2)	pp	-3%
Gaming operations	55%	61%	(6)	pp	-10%	57%	59%	(2)	pp	-3%
Product sales	55%	55%	-	pp	-	54%	55%	(1)	pp	2%
Units
Gaming operations installed base	48,500	46,900	1,600		3%	48,500	46,900	1,600		3%
Machines sold	6,500	9,700	(3,200)		-33%	13,900	21,900	(8,000)		-37%
Operating income	$126.6	$205.1	$(78.5)		-38%	$289.2	$389.8	$(100.6)		-26%
Operating margin	28%	42%	(14)	pp	-33%	32%	39%	(7)	pp	-18%

North America operating results declined during the quarter and six months ended March 31, 2008 as gaming operations and machine sales were negatively impacted by the current operating environment.  Total gross margin decreased on lower gaming operations margins, while product sales gross margin was comparable to the prior year.  Operating income was also down due to the prior year property insurance gain and unfavorable fluctuations in bad debt provisions as previously discussed.

North America Gaming Operations

Gaming operations revenues declined from the prior year periods on lower play levels, which we attribute largely to challenging economic conditions, as well as the increasing mix of stand-alone lease and CDS units compared to wide area progressive (WAP) units in our installed base.   These non-WAP units provide lower revenues and gross profit mainly because they carry no IGT sponsored jackpots.  Our installed base growth over the prior year was most significant in Oklahoma and Florida.

Gaming operations gross profit and margin declines also reflect increased costs to fund jackpots and $2.9 million in technological obsolescence charges, as well as the prior year gain of $5.0 million from hurricane property insurance.  Jackpot expense was negatively impacted compared to the prior year periods by $16.1 million for the second quarter and $17.2 million for the first half of fiscal 2008 due to declining interest rates.  This year over year impact includes $12.3 million related to the revaluation of beginning jackpot liabilities, most significantly influenced by the 200 basis point decline in the prime rate during the current quarter.  The additional cost due to interest rates was partially offset by fewer WAP units and variations in slot play, for a net increase to jackpot expense of $11.9 million over the second quarter last year and $1.9 million for the six month period.

North America Product Sales

Product sales revenues and gross profit were down due to fewer unit shipments on continued low replacement demand and limited new market opportunities.  Replacement sales consisted of 4,300 units during the current quarter compared to 6,400 in the second quarter of fiscal 2007 and 7,400 during the first half of fiscal 2008 compared to 11,500 in the same prior year period.  New unit shipments were 2,200 during the second quarter of fiscal 2008 compared to 3,300 in the prior year quarter and 6,500 during the first six months of fiscal 2008 versus 10,400 in fiscal 2007.  New unit shipments in the prior year benefited from the commencement of gaming in Pennsylvania and at racetracks in Florida’s Broward County.

International

	Quarters Ended March 31,		Favorable (Unfavorable)			Six Months Ended March 31,		Favorable (Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions except units)
Revenues	$121.9	$118.1	$3.8		3%	$305.8	$255.4	$50.4		20%
Gaming operations	38.1	30.1	8.0		27%	75.3	57.4	17.9		31%
Product sales	83.8	88.0	(4.2)		-5%	230.5	198.0	32.5		16%
Machines	63.4	69.0	(5.6)		-8%	186.9	163.5	23.4		14%
Non-machine	20.4	19.0	1.4		7%	43.6	34.5	9.1		26%
Gross profit	$63.2	$65.8	$(2.6)		-4%	$164.0	$133.4	$30.6		23%
Gaming operations	17.9	19.8	(1.9)		-10%	41.8	37.0	4.8		13%
Product sales	45.3	46.0	(0.7)		-2%	122.2	96.4	25.8		27%
Gross margin	52%	56%	(4)	pp	-7%	54%	52%	2	pp	4%
Gaming operations	47%	66%	(19)	pp	-29%	56%	64%	(8)	pp	-13%
Product sales	54%	52%	2	pp	4%	53%	49%	4	pp	8%
Units
Gaming operations installed base	10,200	7,900	2,300		29%	10,200	7,900	2,300		29%
Machines sold	5,600	9,100	(3,500)		-38%	18,500	23,700	(5,200)		-22%
Operating income	$25.0	$29.4	$(4.4)		-15%	$87.3	$62.5	$24.8		40%
Operating margin	21%	25%	(4)	pp	-16%	29%	24%	5	pp	21%

Declines in International operating income for the quarter were substantially due to technological obsolescence charges in gaming operations and a decline in product sales revenues on fewer unit sales.  Total gross margin was down during the quarter as gaming operations declines outweighed improvements in product sales.

International results improved for the six months ended March 31, 2008 with growth in the gaming operations installed base and a favorable mix of product sales.  International results also benefited during the current quarter and six months from favorable exchange rates.

Improved gaming operations revenues during the current periods were primarily the result of a growing international installed base, as well as increased Japan rentals.  Installed base growth was most significant in Mexico, Africa and Europe.  Gaming operations gross profit and margins were negatively impacted by $5.1 million in technological obsolescence charges, as well as a higher contribution from units with lower revenue and gross profit yields.

Product sales revenues and gross profit were down during the quarter due to fewer unit shipments, primarily in the UK and Japan.  Margin improvement was attributable to fewer low margin units in the UK and Japan for the quarter.  During the first half of fiscal 2008, we realized improvements in all product sales measures compared to the prior year as increased sales volume in our higher-priced, higher-margin casino markets more than offset declines in unit shipments in the lower-priced, lower-margin markets of Japan and the UK.  Additionally, non-machine sales increased substantially as compared to the first six months of fiscal 2007 mainly due to increased sales of parts, systems and electronic table games.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our principal source of liquidity is cash generated from operations, which allows us to reinvest in our business.  Other sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity securities.  We expect available capital resources will be sufficient to fund all operating requirements, capital expenditures, payment obligations, and share repurchases for at least the next twelve months.

Working capital increased to $718.4 million at March 31, 2008 from $595.5 million at September 30, 2007, primarily due to reductions in accrued liabilities and increased inventory.  On a trailing twelve-month basis, average days sales outstanding at March 31, 2008 were comparable to 75 days last year, and inventory turns decreased to 3.2 versus 3.6 at March 31, 2007.

Cash Flows Summary

	Six Months Ended March 31,		Favorable
	2008	2007	(Unfavorable)
(In millions)
Operations	$195.0	$366.5	$(171.5)
Investing	(146.0)	(178.0)	32.0
Financing	(67.6)	(146.4)	78.8
Effects of exchange rates	9.3	(1.4)	10.7
Net Change in cash	$(9.3)	$40.7	$(50.0)

Operations

Operating cash flows decreased in the first half of fiscal 2008 versus the same prior year period, primarily due to lower net income, additional prepayments to secure long-term licensing rights, reduced liabilities, and increased inventories.  These decreases were partially offset by a favorable net change in receivables and jackpot liabilities.  Cash flows related to jackpot liabilities fluctuate based on the timing of winner payments and a number of variables described in Note 1 of our Consolidated Financial Statements in our most recent Form 10-K.

Investing

Less investing cash used during the first six months of fiscal 2008 was mostly related to the purchase of a corporate airplane in the prior year.  With the construction of our Las Vegas campus nearing completion, we expect lower capital expenditures for property, plant and equipment going forward. Cash used for restricted cash requirements was offset by net cash provided by investment securities.

	Six Months Ended March 31,		Increase
Capital Expenditures	2008	2007	(Decrease)
(In millions)
Property, plant and equipment	$52.4	$77.2	$(24.8)
Gaming operations equipment	91.9	95.3	(3.4)
Intellectual property	5.9	9.4	(3.5)
Total	$150.2	$181.9	$(31.7)

Financing

Reduced cash used for financing during the current six months was primarily due to fewer share repurchases, as well as greater employee stock plan proceeds. These items were partially offset by less cash provided from net debt proceeds.  Debt repayments and proceeds reflect line of credit borrowings on our senior credit facility during the current half year and Debenture refinancing transactions in the prior year period.  During the first half of fiscal 2008, we increased the outstanding balance on our revolving lines of credit by $184.8 million, largely for the purpose of repurchasing IGT common stock.  See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our credit facilities.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution.  We use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or under Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost and volume objectives.

	Quarters Ended March 31,		Six Months Ended March 31,
Share Repurchases	2008	2007	2008	2007
(In millions)
Shares	2.3	3.4	5.8	8.3
Aggregate cost	$95.8	$137.3	$245.0	$362.7

Additional repurchases from March 31, 2008 through May 7, 2008 totaled 4.3 million shares in open market transactions for an aggregate cost of $147.3 million.  Our remaining repurchase authorization totaled 23.2 million shares as of May 7, 2008.

FINANCIAL CONDITION

	March 31, 2008	September 30, 2007	Increase (Decrease)
(In millions)
Assets	$4,364.6	$4,167.5	$197.1
Liabilities	2,994.7	2,714.8	279.9
Stockholders’ equity	1,369.9	1,452.7	(82.8)

Assets increased primarily due to additional long-term licensing arrangements and tax asset increases related to the adoption of FIN 48.  Liabilities increased primarily as a result of additional net borrowings discussed above and the adoption of FIN 48, partially offset by reductions in accrued liabilities.  See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about the adoption of FIN 48.

Stockholders’ equity decreased during the first half of fiscal 2008 due to share repurchases, dividends paid and the adoption of FIN 48, partially offset by current period earnings and additions to paid-in capital (APIC) related to employee stock plans.  Although total stockholders’ equity was unaffected by 400.0 million treasury shares retired in December 2007, it decreased treasury stock by $3.7 billion, APIC by $905.6 million and retained earnings by $2.8 billion.

Contractual Obligations and Commercial Commitments

Except for the items described below, our contractual obligations and commercial commitments have not changed materially since those presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

As described above under CRITICAL ACCOUNTING ESTIMATES and in Note 11 of our Unaudited Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 during the first quarter of fiscal 2008.  At this time, we cannot reasonably estimate the timing of cash settlements with taxing authorities related to our net liability for unrecognized tax benefits of $138.4 million at March 31, 2008.

We increased the net borrowings on our revolving lines of credit by $184.8 million for an outstanding balance of $790.0 million at March 31, 2008. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our credit facilities.

Our unfunded loan commitments for customer development financing increased from $88.0 million at September 30, 2007 to $145.0 million at March 31, 2008.  We expect to fund $80.5 million in the remainder of fiscal 2008 and $64.5 million in fiscal 2009.  See Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about unfunded loans.

In January 2008, we committed to pay Walker Digital Gaming an additional $15.0 million annually over the next three years for licensing rights.  See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about this arrangement.

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

We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations.  See also Note 13 of our Unaudited Condensed Consolidated Financial Statements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Except for the changes to auction rate securities and investment in CLS below, there have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2007.

Auction Rate Securities (ARS)

The fair value of our investments in ARS is affected by changes in interest rates and credit markets.  With recent global credit and capital market uncertainties, in February 2008 investment banks and brokers were unwilling to purchase ARS when investor demand fell short causing the ARS auctions to fail.  The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate generally resets to a maximum auction rate.

As a result, our ARS currently lack liquidity and we may be unable to liquidate these investments without a loss of principal prior to the underlying long-term debt maturity, unless a future auction is successful or the issuer calls the security.   We estimated the fair value of our $21.6 million par value ARS portfolio at $20.5 million as of March 31, 2008.  See Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about our ARS.

Investment in CLS

The value of our CLS investments are affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock.  The market value of our equity investment in CLS stock was $19.7 million at March 31, 2008 versus $43.4 million at September 30, 2007.

Additionally, our investment in the CLS 4% convertible note is subject to interest rate risk and volatility in CLS stock prices.  Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise.  The fair value of convertible notes increases as stock price volatility increases.  The CLS note had an estimated fair value of $74.2 million at March 31, 2008 versus $78.0 million at September 30, 2007.  We executed 5-year forward contracts with an aggregate notional amount of $49.9 million during the third quarter of fiscal 2007 to mitigate foreign currency risk on approximately 70% of the note.  See Notes 2 and 14 of our Unaudited Condensed Consolidated Financial Statements for additional information about our CLS investments and related foreign currency derivatives.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

For a description of our legal proceedings, see Note 13 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A.

Risk Factors

With the exception of the first risk factor below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2007.  For convenience, our updated risk factors are included below.

New products require regulatory approval and may be subject to complex revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with generally accepted accounting principles.  These transactions may include multi-element arrangements and/or software components. As our products and transactions change, applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period.

Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations or problems with obtaining or maintaining needed licenses or approvals.

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

Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth.  Further, changes in existing gaming regulations may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results.  In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos and declines in the rate of replacement for existing gaming machines could limit or reduce our future profits.

Demand for our products is driven substantially by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction.  In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing.  The rate of gaming growth in North America has diminished and machine replacements are at historically low levels.  Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements could reduce the demand for our products and our future profits.

Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences.

As a supplier of gaming machines, we must offer themes and products that appeal to gaming operators and players.  If we are unable to anticipate or timely react to any significant changes in player preferences, such as a negative change in the trend of acceptance of our newest systems innovations or jackpot fatigue (declining play levels on smaller jackpots), the demand for our gaming products and the level of play of our gaming products could decline.  Further, our products could suffer a loss of floor space to table games and operators may reduce revenue sharing arrangements, each of which would harm our sales and financial results.  In addition, general changes in consumer behavior, such as reduced travel activity and redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.

Our business is vulnerable to changing economic conditions and unfavorable economic conditions could reduce our product sales and the play levels of our participation games.

Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos.  A decline in the relative health of the gaming industry would likely result in a decline in the amount of resources our customers have to purchase our products and services.  This may also result in reduced play levels, which would cause our cash flows and revenues from revenue sharing products to decline.  Our results are also negatively impacted by decreases in interest rates, as lower interest rates cause an increase in our jackpot expense and a reduction of our investment income.

Our success in the competitive gaming industry depends in large part on our ability to develop and manage frequent introductions of innovative products.

The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products.  Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand.  Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products.  There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences.  In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us.

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

We may be subject to claims of IP infringement or invalidity and adverse outcomes of litigaton could adversely affect our operating results.

Periodically, we receive notification from others claiming that we are infringing their patent, trademark or other IP rights.  Regardless of their merit, such claims may cause us to incur significant costs.  Responding to these claims could also require us to stop selling or to redesign our products, to pay significant amounts in damages or enter into agreements to pay significant licensing fees or royalties. Additionally, if any of these claims prove successful, it could limit our ability to bring new products to market in the future. Our assessment of current IP litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or others that do not accord with our evaluation of the possible liability or outcome of such litigation.

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

Our outstanding credit facility subjects us to financial covenants which may limit our flexibility.

Our Senior Credit Facility subjects us to a number of financial covenants, which could result in an event of default if we do not comply with these covenants.  The Senior Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

Investments and development financing loans could adversely impact liquidity or cause us to incur loan losses.

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, including locations abroad.  Such financing subjects us to increased credit risk in certain regions, as well as other inherent risks such as political or economic instability in related markets.  We may incur losses on these loans and our liquidity or financial position may be negatively impacted if we are unable to collect on these loans or benefit from these investments.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

Manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. Compliance with these laws could increase our costs and impact the availability of components required to manufacture our products.  Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

The risks related to operations outside of traditional US law could negatively affect our results.

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks including:

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

Issuer Purchases of Equity Securities

The purpose of our 1990 common stock repurchase authorization, as amended, is to return value to our shareholders and reduce the number of shares outstanding.  We may repurchase shares in the open market, in privately negotiated transactions, or under Rule 10b5-1 trading plans, depending on market conditions and other factors.  The authorization does not specify an expiration date.  Our quarterly share repurchases are summarized below, excluding 0.1 million treasury shares acquired in non-cash transactions related to forfeited stock awards.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Maximum Number of Shares Still Available for Purchase Under the Plan
(In millions, except per share amounts)
December 30, 2007 – January 26, 2008	1.4	$39.25	1.4	28.3
January 27 – February 23, 2008	0.9	43.33	0.9	27.4
February 24 – March 29, 2008	-	-	-	27.4
Total	2.3	$40.87	2.3

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

IGT held its annual meeting of stockholders on February 27, 2008.

(b)

The following directors were elected to serve until the next annual meeting and constitute all of the directors of IGT. Voting was as follows:

Director	Number of Shares Voted for	Number of Shares Withheld

Robert A. Bittman	272,751,441	6,841,419
Richard R. Burt	275,350,003	4,242,856
Patti S. Hart	274,267,361	5,325,499
Leslie S. Heisz	275,443,136	4,149,623
Robert A. Mathewson	275,276,823	4,316,036
Thomas J. Matthews	272,601,456	6,991,404
Robert Miller	271,364,751	8,228,108
Frederick B. Rentschler	271,438,488	8,109,372

(c)

At the meeting, stockholders also approved amendments to the International Game Technology 2002 Stock Incentive Plan (SIP) to increase by 9.0 million the number of shares of common stock to be issued under the plan to 43.0 million shares.  The SIP previously had separate award limits for awards granted to directors who are not also employed by IGT or one of its subsidiaries (“non-employee directors”) and awards granted to other grantees.  As amended, these separate limits have been eliminated and the 43.0 million share limit applies to all awards.

One feature of the SIP is a program of automatic award grants to non-employee directors.  This program was revised as follows:

ª

the number of shares of IGT common stock subject to the annual stock option grant for continuing non-employee directors was decreased from 24,000 to 11,000

ª

the number of shares of IGT common stock subject to the stock option grant for any newly elected or appointed non-employee director was decreased from 40,000 to 20,000

ª

each year, continuing non-employee directors will be granted 2,750 shares of restricted IGT common stock

ª

newly elected or appointed non-employee directors will be granted 5,000 shares of restricted IGT common stock

Discretionary award grants to non-employee directors may also be made under the SIP.

The term of the SIP was extended to December 17, 2013.  In addition, the performance-based award feature of the SIP was extended through the first annual meeting of IGT shareholders that occurs in 2013.  The number of shares voted for the plan amendments totaled 185,663,826 with 47,901,679 shares against, 2,691,325 shares abstaining and 43,336,030 broker non-votes.

(d)

At the meeting, stockholders also ratified the appointment of Deloitte & Touche LLP as IGT’s independent auditors for the fiscal year ending September 30, 2008.  The number of shares voted for the appointment totaled 271,380,003 with 5,629,503 shares against, 2,583,353 shares abstaining and no broker non-votes.

Item 5.

Other Information

None.

Item 6.

Exhibits

10.1*

International Game Technology 2002 Stock Incentive Plan, as amended February 27, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 3, 2008)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Principal Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 8, 2008

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Daniel R. Siciliano
Daniel R. Siciliano
Chief Accounting Officer, Treasurer and Principal Financial Officer International Game Technology