Form 10-Q
period 2008-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2008-08-07
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

At August 5, 2008, there were 296.9 million shares of our $.00015625 par value common stock outstanding.

INTERNATIONAL GAME TECHNOLOGY

i

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except per share amounts)
Revenues
Gaming operations	$333.6	$341.9	$1,006.9	$1,007.9
Product sales	343.8	364.6	889.6	950.7
Total revenues	677.4	706.5	1,896.5	1,958.6

Costs and operating expenses
Cost of gaming operations	131.5	131.3	421.5	399.6
Cost of product sales	158.2	178.6	410.2	453.8
Selling, general and administrative	123.4	106.9	335.2	292.4
Research and development	58.4	51.4	163.5	148.5
Depreciation and amortization	18.9	22.0	56.7	60.4
Total costs and operating expenses	490.4	490.2	1,387.1	1,354.7
Operating income	187.0	216.3	509.4	603.9
Other income (expense)
Interest income	16.7	19.1	51.0	60.7
Interest expense	(23.2)	(19.9)	(73.0)	(55.3)
Other	1.2	0.9	0.3	1.3
Total other income (expense)	(5.3)	0.1	(21.7)	6.7
Income before tax	181.7	216.4	487.7	610.6
Income tax provision	73.4	80.0	197.2	225.0
Net income	$108.3	$136.4	$290.5	$385.6

Basic earnings per share	$ 0.35	$ 0.41	$ 0.93	$ 1.16

Diluted earnings per share	$ 0.35	$ 0.41	$ 0.92	$ 1.14

Cash dividends declared per share	$ 0.14	$ 0.13	$ 0.42	$ 0.39

Weighted average shares outstanding
Basic	309.1	330.8	311.9	332.9
Diluted	311.1	334.5	315.1	339.7

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$274.3	$261.3
Investment securities, at market value	–	51.3
Restricted cash and investments	107.8	88.1
Accounts receivable, net	375.3	412.1
Current maturities of notes and contracts receivable, net	97.8	91.0
Inventories	193.4	144.8
Jackpot annuity investments	67.5	66.5
Deferred income taxes	87.6	58.2
Prepaid expenses and other	237.7	113.7
Total current assets	1,441.4	1,287.0
Notes and contracts receivable, net	124.7	63.6
Property, plant and equipment, net	592.2	567.4
Jackpot annuity investments	433.4	441.5
Intangible assets, net	225.5	245.5
Goodwill	1,124.8	1,116.6
Deferred income taxes	169.2	150.6
Other assets	404.8	295.3
	$4,516.0	$4,167.5
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Current maturities of notes payable	$6.6	$5.6
Accounts payable	101.0	121.1
Jackpot liabilities	188.2	170.7
Accrued income taxes	15.8	49.5
Dividends payable	43.3	44.4
Accrued employee benefits	47.0	81.6
Other accrued liabilities	260.5	218.6
Total current liabilities	662.4	691.5
Notes payable, net of current maturities	1,977.1	1,503.0
Non-current jackpot liabilities	465.8	472.4
Other liabilities	229.7	47.9
	3,335.0	2,714.8
Commitments and Contingencies

Stockholders’ Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 334.9 and 731.4 issued; 306.4 and 316.9 outstanding	0.1	0.1
Additional paid-in capital	1,252.0	2,040.3
Treasury stock at cost: 28.5 and 414.5 shares	(529.7)	(3,722.1)
Retained earnings	434.4	3,108.4
Accumulated other comprehensive income	24.2	26.0
	1,181.0	1,452.7
	$4,516.0	$4,167.5

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,	2008	2007
(In millions)
Operations
Net income	$290.5	$385.6
Adjustments:
Depreciation, amortization, and asset charges	210.4	198.6
Discounts and deferred issuance costs	4.6	9.4
Share-based compensation	27.5	26.8
Bad debt provisions	5.5	(7.5)
Inventory obsolescence	15.3	6.2
Gain on assets sold	0.5	(5.8)
Property insurance gains	-	(5.0)
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	(11.5)	(25.4)
Inventories	(48.2)	18.3
Accounts payable and accrued liabilities	(78.2)	0.9
Jackpot liabilities	(11.2)	(40.7)
Income taxes, net of employee stock plans	8.2	(7.1)
Excess tax benefits from employee stock plans	(15.3)	(14.9)
Other current assets	7.7	13.6
Other non-current assets	(45.1)	11.9

Cash from operations	360.7	564.9

Investing
Capital expenditures	(221.6)	(260.1)
Investment securities, net	87.3	154.6
Jackpot annuity investments, net	28.6	18.8
Changes in restricted cash	(77.0)	7.7
Loans receivable cash advanced	(38.6)	(28.9)
Loans receivable payments received	18.5	9.7
Investments in unconsolidated affiliates	(15.0)	(104.8)
Business acquisitions, net of cash acquired	(12.6)	(36.8)
Proceeds from assets sold	3.9	9.0
Property insurance proceeds	-	6.0

Cash from investing	(226.5)	(224.8)

Financing
Debt repayments	(303.3)	(671.6)
Debt proceeds	698.0	953.7
Debt issuance costs	-	(17.5)
Employee stock plan proceeds	70.7	56.8
Excess tax benefits from employee stock plans	15.3	14.9
Dividends paid	(132.3)	(130.9)
Share repurchases	(474.0)	(611.5)

Cash from financing	(125.6)	(406.1)

Foreign exchange rates effect on cash	4.4	(4.5)

Net change in cash and equivalents	13.0	(70.5)

Beginning cash and equivalents	261.3	294.6

Ending cash and equivalents	$274.3	$224.1

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Nine Months Ended June 30,	2008	2007
(In millions)
Investment securities
Purchases	$(30.1)	$(725.7)
Proceeds from sales	117.4	880.3
Net	$87.3	$154.6

Jackpot funding
Change in jackpot liabilities	$(11.2)	$(40.7)

Jackpot annuity purchases	(19.5)	(27.7)
Jackpot annuity proceeds	48.1	46.5
Net change in jackpot annuity investments	28.6	18.8
Net jackpot funding	$17.4	$(21.9)

Capital expenditures
Property, plant and equipment	$(78.4)	$(103.6)
Gaming operations equipment	(134.1)	(144.3)
Intellectual property	(9.1)	(12.2)
Total	$(221.6)	$(260.1)

Payments
Interest	$52.4	$22.8
Income taxes	186.8	231.5

Non-cash investing and financing items:
Accrued capital asset additions	$13.3	$12.4
Interest accretion for jackpot annuity investments	21.7	23.6

Business acquisitions/purchase price adjustments
Fair value of assets	$14.9	$49.1
Fair value of liabilities	2.3	12.3

1.75% Debentures converted
Common stock issued including APIC	$-	$1.2
Deferred tax liabilities adjusted to APIC	-	47.9

Accrued share repurchases	$36.9	$-

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

Our consolidated financial statements include the accounts of International Game Technology (IGT, we, our, or the Company), including all majority-owned or controlled subsidiaries and variable interest entities (VIEs) for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Accordingly, this report presents the following periods:

Period End
	Actual	Presented as
Current quarter	June 28, 2008	June 30, 2008
Prior year quarter	June 30, 2007	June 30, 2007
Prior fiscal year end	September 29, 2007	September 30, 2007

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (US). Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from initial estimates.

Recently Issued Accounting Standards

FSP EITF 03-6-1

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share (EPS) pursuant to the two-class method. This change will become effective for fiscal years beginning after December 15, 2008, or the first quarter of IGT’s fiscal 2010, and requires retrospective application for all periods presented. We estimate the computation under the two-class method incorporating unvested restricted stock awards as participating securities will reduce our annual diluted EPS by approximately $0.01 per share.

EITF 07-5

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the first quarter of IGT’s fiscal 2010. EITF 07-5 may simplify share repurchase transactions and we do not expect the adoption of this issue will have a material impact on our results of operations, financial position or cash flows.

FSP APB 14-1

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (APB) 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity’s borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective restatement of all periods presented. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and continue evaluating the extent to which it will increase interest expense related to our convertible debentures and reduce diluted EPS.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. This statement is effective for periods beginning after November 15, 2008, which is IGT’s second quarter of fiscal 2009. We expect the adoption of this statement will expand our future disclosures.

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51. These statements will change the way companies account for business combinations and noncontrolling interests (i.e. minority interests), requiring more assets and liabilities to be measured at fair value as of the acquisition date. Contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

Both statements provide for prospective application in fiscal years beginning on or after December 15, 2008, which is IGT’s fiscal 2010, and earlier application is prohibited. SFAS 141(R) applies only to business combinations consummated after fiscal years beginning on or after the effective date, with the exception of income taxes. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense in accordance with SFAS 141(R), rather than adjusted through goodwill. SFAS 160 requires retrospective application for presentation and disclosures in comparative financial statements presented after the effective date (i.e. reclassifying noncontrolling interests to appear in equity).

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

SFAS 157 (including FSPs)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This standard is effective for fiscal years beginning after November 15, 2007, which is fiscal 2009 for IGT. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No.157, delaying the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, which is fiscal 2010 for IGT. We continue evaluating to what extent it will impact our future results of operations, financial position or cash flows.

2.        Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidated the wide area progressive (WAP) trusts in Iowa and New Jersey (NJ) beginning June 30, 2004 under FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities. In both Iowa and New Jersey, IGT licenses WAP systems to the trusts and casino members that are responsible for the funding of the progressive jackpots. Consolidated trust assets and equivalent liabilities relate primarily to jackpot funding. The consolidation of these VIE trusts increases gaming operations revenues and interest income, which are offset by equivalent gaming operations costs and interest expense, resulting in no material impact to gross profit or net income.

Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $111.5 million at June 30, 2008 and $116.5 million at September 30, 2007. Consolidated VIE trusts comprised less than 0.1% of total revenues for the quarters and nine month periods ended June 30, 2008 and 2007.

Investments in Unconsolidated Affiliates

Walker Digital Gaming, LLC

In February 2006, IGT paid $56.0 million for a 10% equity interest in Walker Digital Gaming, LLC (WDG) (formerly known as Casino IP Holdings, LLC), a VIE formed with our involvement to hold, develop, and license WDG intellectual property (IP) identified for gambling use. In January 2008, we invested $14.0 million in WDG for an additional 2% equity interest, bringing our total equity interest to 12%. This relationship facilitates the development, introduction, and integration of certain WDG innovations into IGT product lines. We are not the primary beneficiary of WDG and apply the equity method of accounting.

Additionally in January 2008, we advanced the first of four $15.0 million annual funding commitments under a new global license and development agreement. These annual advances will be applied to future IGT royalty obligations due WDG. The new arrangement provides IGT exclusive license to and fixed pricing for WDG’s IP portfolio, excluding certain pre-existing third party licenses, for 12 years with an option to extend to 20 years for a fifth payment of $15.0 million.

At June 30, 2008, our net equity investment of $57.0 million plus the $60.0 million in annual royalty advances represents our maximum exposure to loss. We recognized a loss of $4.5 million in the current nine months and $3.9 million in the first nine months of fiscal 2007, primarily comprised of amortization expense on certain intangible assets. As the loss is not material to our financial statements, it is presented as a component of selling, general and administrative expense.

China LotSynergy Holdings, Ltd.

In May 2007, we entered into strategic business arrangements with China LotSynergy Holdings, Ltd. (CLS), a company involved in the development of the China lottery market and other related activities. As part of this arrangement, we invested $33.6 million, including transaction costs, for approximately 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange. We record this equity investment under the cost method and recognize our portion of net accumulated earnings in CLS only to the extent distributed through dividends.

At June 30, 2008, the estimated market value of our investment in CLS stock was approximately $13.6 million. As a result of the decline, we reviewed our investment for impairment and determined our CLS stock is temporarily impaired, and accordingly no impairment loss was recorded at June 30, 2008. Although the fair value is down from cost, the duration of the decline has been short. We believe the decline is a temporary weakness partially related to localized market conditions surrounding new regulations which we expect to be resolved as new games are approved. Additionally, because this is a strategic investment, we have the intent and ability to retain our investment for a period of time sufficient to allow for a recovery of market value. We will continue to monitor this investment and reassess it for impairment on a quarterly basis until the fair value recovers or an impairment loss is recorded.

In May 2007, we also invested $72.0 million, including transaction costs, in a 4% zero-coupon unsecured convertible note of CLS due May 31, 2015, which becomes partially or wholly convertible after three years at a split-adjusted initial conversion price of HK$0.96 per share. CLS may call the note for redemption in full at accreted value under certain circumstances on or after May 31, 2012. IGT may require CLS to repay some or all of the note at accreted value on May 31, 2012.

At June 30, 2008, the convertible note is classified as available-for-sale for accounting purposes and carried at its estimated market value of $73.9 million with unrealized holding gains of $0.4 million. Our evaluation of the convertible note terms determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at June 30, 2008. See Note 14 for related foreign currency derivatives.

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

In September 2007, we established a 50/50 joint venture, IGT Synergy Holding Ltd., to explore opportunities in connection with the China Welfare Lottery. During the first nine months of fiscal 2008, we funded $1.0 million of the $14.5 million accrued at September 2007 for our unconditional commitment to contribute capital in installments over two years. We account for IGT Synergy Holding Ltd. under the equity method and it had no earnings or losses during the first nine months of fiscal 2008.

3.        Balance Sheet Components

	June 30,	September 30,
	2008	2007
(In millions)
Inventories
Raw materials	$98.8	$78.4
Work-in-process	11.0	4.5
Finished goods	83.6	61.9
Total	$193.4	$144.8

Property, Plant and Equipment
Land	$63.1	$58.0
Buildings	216.6	139.7
Leasehold improvements	15.5	13.1
Machinery, furniture and equipment	280.1	242.6
Gaming operations equipment	783.4	737.8
Construction in process, Las Vegas construction	10.6	64.0
Construction in process, other	16.2	16.3
Total cost	1,385.5	1,271.5
Accumulated depreciation	(793.3)	(704.1)
Net	$592.2	$567.4

Other Assets
Investments in unconsolidated affiliates (see Note 2)	$180.1	$175.3
Licensing rights and other deferred expenses	166.9	91.8
Auction rate securities (see Note 7)	20.5	-
Uncertain tax positions (see Note 11)	23.0	-
Miscellaneous	14.3	28.2
Total	$404.8	$295.3

4.        Share-based Compensation

Shares available for grant under the IGT Stock Incentive Plan (SIP) totaled 14.2 million at June 30, 2008 and unrecognized share-based compensation costs totaled $103.7 million expected to be recognized over a weighted average period of 1.8 years. SIP activity is reflected below as of and for the nine months ended June 30, 2008.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,454	$30.08
Granted	2,623	35.83
Exercised	(2,698)	22.84
Forfeited	(420)	36.87
Expired	(57)	27.25
Outstanding at end of period	16,902	$32.11	6.8	$24.3

Vested and expected to vest	16,395	$32.11	6.8	$23.6

Exercisable at end of period	9,052	$28.58	5.5	$24.3

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,568	$35.65
Granted	608	35.79
Vested	(409)	34.89
Forfeited	(86)	36.79
Outstanding at end of period	1,681	$35.83	2.7	$41.9

Expected to vest	1,628	$35.76	2.7	$40.6

5.        Acquisitions

Pro forma financial information is not provided, as these acquisitions are not material to our consolidated financial statements.

Cyberview Technology, Inc.

On July 8, 2008, we paid approximately $76.0 million for substantially all of the assets of Cyberview Technology, Inc. (Cyberview), a group of companies that develop, produce and implement innovative, integrated gaming systems solutions. We simultaneously entered into a separate license agreement providing rights to certain additional Cyberview patents for a one-time fee of approximately $9.0 million. We anticipate this purchase will enable more immediate access to the fixed odds betting terminal (FOBT) market in the United Kingdom (UK), as well as further strengthen our IP portfolio and enhance our server based initiatives.

Million-2-1

In June 2008, we completed the acquisition of Million-2-1 (M-2-1), a mobile gaming company based in Manchester, UK, for approximately $10.2 million. Additionally, we committed to pay earn-out consideration up to a maximum of approximately $14.8 million payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. If paid, a portion will be recorded as additional purchase price and a portion as compensation expense ratably over the service period through June 2011. In addition to gaining access to M-2-1’s IP, we anticipate this business combination will enable us to establish new markets and channels for IGT’s game content.

With the business valuation not yet complete at June 30, 2008, we preliminarily allocated the purchase price to:

ª              tangible assets of $1.7 million, including cash of $0.6 million

ª              identifiable intangible assets of $8.3 million

ª              goodwill of $3.1 million, may be deductible for tax purposes

ª              liabilities of $2.9 million

Digideal

In June 2007, we invested $31.2 million in voting convertible preferred and common stock of Digideal Corporation (Digideal), a Spokane, Washington gaming technology firm. We acquired a 58% controlling interest and Digideal’s results were consolidated in our financial statements beginning June 22, 2007. In addition to gaining access to Digideal’s IP portfolio, we plan to work jointly to expand game content and electronic table game products. Additional five-year agreements provide IGT exclusive manufacturing and distribution rights, as well as a fixed-price option to purchase all remaining outstanding shares.

We allocated the aggregate purchase to:

ª              tangible assets of $14.9 million, including cash of $12.4 million

ª              identifiable intangible assets of $9.0 million

ª              in-process research and development (R&D) of $0.5 million with no future alternative use, immediately charged to R&D expense

ª              goodwill of $11.1 million, not deductible for tax purposes

ª              liabilities of $4.3 million

During the second quarter of fiscal 2008, we increased our investment in Digideal by approximately 5% for $3.0 million, with an allocation of $2.2 million to goodwill and $0.4 million to identifiable intangibles.

Venture Catalyst Incorporated

In December 2006, we completed the acquisition of Venture Catalyst Incorporated (VCAT), renamed Mariposa Software, Inc. (Mariposa). We anticipate the Mariposa casino systems applications for customer relationship management will enhance our server-based initiatives. We allocated the aggregate purchase price of $21.9 million to:

ª              tangible assets of $6.8 million, including cash of $3.5 million

ª              identifiable intangible assets of $8.2 million

ª              in-process R&D of $0.1 million with no future alternative use, immediately charged to R&D expense

ª              goodwill of $10.9 million, not deductible for tax purposes

ª              liabilities of $4.1 million

6.        Allowances for Receivables

	June 30,	September 30,
	2008	2007
(In millions)
Allowance for doubtful accounts	$17.6	$20.9

Allowance for doubtful notes and contracts
Current	$20.9	$12.5
Non-current	7.0	12.6
	$27.9	$25.1

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

Our receivables are concentrated in the following legalized gaming regions at June 30, 2008:

North America	69%	International	31%
Nevada	13	Latin America	11
Oklahoma	8	Europe	10
California	5	Other (less than 5% individually)	10
Indiana	5
Mississippi	5
Other (less than 5% individually)	33

Our unfunded development financing loans totaled $141.0 million at June 30, 2008. During the first quarter of 2008, IGT agreed to provide up to $75.0 million in development financing to a charitable gaming property in Alabama, with $15.0 million funded through June 30, 2008. In April 2008, IGT agreed to provide up to $140.0 million in new financing to a consortium of Argentina gaming operators, canceling previous arrangements executed in April 2007. The new agreements include a fully collateralized $100.0 million development credit facility and $40.0 million in gaming equipment financing, with $19.0 million funded through June 30, 2008.

Auction Rate Securities

IGT held $21.6 million (par value) of “available-for-sale” auction rate securities (ARS) at June 30, 2008. These instruments are fixed rate debt securities with underlying long-term maturities, designed to reset to market rates when traded through a modified Dutch auction process at predetermined short-term intervals, typically 7, 28 or 35 days. These debt securities have historically traded at par.

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

With insufficient observable ARS market information available at June 30, 2008, we used market participant assumptions, such as credit quality, discounted cash flows, the probability of an issuer call before the stated maturity, and the impact of extended periods of maximum auction rates, to estimate their fair value. Based on our analysis, we recorded a temporary impairment of $1.1 million to other comprehensive income. We believe this temporary impairment is primarily attributable to the limited liquidity. We continue to receive ARS interest payments and have no reason to believe any of the underlying issuers are at risk of default. We have the ability and intent to hold our ARS throughout the estimated recovery period. We expect to realize our investments’ par value without significant loss primarily due to the underlying collateral security.

8.        Goodwill and Other Intangibles

Goodwill

Activity by Segment	North
Nine Months Ended June 30, 2008	America	International	Total
(In millions)
Beginning balance	$1,009.2	$107.4	$1,116.6
Acquisitions/purchase price adjustments	6.8	3.1	9.9
Foreign currency and tax benefit adjustments	(0.9)	(0.8)	(1.7)
Ending balance	$1,015.1	$109.7	$1,124.8

Other Intangibles

Patent additions in the following table include capitalized legal costs. Business combination additions include purchase price valuation adjustments during the first year subsequent to acquisition.

	Business	Other	Weighted
Nine Months Ended June 30, 2008	Combinations	Additions	Average Life
(In millions, except life)			(Years)
Finite lived additions
Patents	$(4.4)	$8.8	8
Contracts	0.9	-	5
Trademarks	0.2	-	7
Developed technology	7.0	-	9
Customer relationships	0.2	-	3
Total	$3.9	$8.8

	June 30, 2008			September 30, 2007
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$362.2	$175.7	$186.5	$358.3	$151.7	$206.6
Contracts	22.3	14.6	7.7	21.4	11.7	9.7
Trademarks	2.9	2.0	0.9	2.0	1.8	0.2
Developed technology	51.9	24.8	27.1	47.2	22.4	24.8
Customer relationships	7.1	3.8	3.3	6.9	3.4	3.5
	446.4	220.9	225.5	435.8	191.0	244.8
Indefinite lived trademarks	-	-	-	0.7	-	0.7
Total	$446.4	$220.9	$225.5	$436.5	$191.0	$245.5

Aggregate amortization expense totaled $11.0 million in the current quarter versus $14.3 million in the prior year quarter and $32.9 million in the nine months ended June 30, 2008 versus $36.7 million for the same prior year period.

	2008	2009	2010	2011	2012
(In millions)
Estimated future annual amortization	$43.4	$40.9	$36.5	$32.6	$27.6

9.        Credit Facilities and Indebtedness

	June 30,	September 30,
Outstanding	2008	2007
(In millions)
Senior credit facility	$1,075.0	$600.0
Foreign credit facilities	5.6	5.2
2.6% Debentures	900.0	900.0
Installment purchase contract	3.1	3.4
Notes payable, net	$1,983.7	$1,508.6

We continue to be in compliance with all applicable covenants at June 30, 2008.

Senior Credit Facility

As of June 30, 2008, $1.4 billion was available under our $2.5 billion unsecured revolving credit facility, $4.1 million was reserved for letters of credit, and outstanding borrowings carried a 3.43% weighted average interest rate. The outstanding amount at June 30, 2008 included an $80.0 million draw requested and not yet funded with the related receivable included in other current assets.

Applicable interest rates and facility fees may fluctuate based on our public credit ratings or debt to capitalization ratio. At June 30, 2008, the facility fee was 12.5 basis points (bps) and the interest rate was LIBOR (London Inter-Bank Offering Rate) plus 37.5 bps. We can borrow at rates for one, two, three or six month durations at our discretion and other durations with bank group approval. One, three and six month LIBOR rates at the end of the period were 2.47%, 2.79% and 3.15%, respectively.

Foreign Credit Facilities

Our available foreign credit facilities at June 30, 2008 totaled $46.3 million with a 2.56% weighted average interest rate. The $5.6 million outstanding carried a 1.39% weighted average interest rate. These subsidiary credit facilities renew annually and are guaranteed by the parent company, International Game Technology.

2.6% Senior Convertible Debentures issued December 20, 2006

The market price condition for convertibility of our 2.6% Debentures has not yet been met.

We evaluated all features of the Debentures for SFAS 133 embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at June 30, 2008 and September 30, 2007, and no related derivative liability was recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

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

10.      Earnings Per Share

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except per share amounts)
Net income	$108.3	$136.4	$290.5	$385.6
Weighted average shares outstanding:
Basic	309.1	330.8	311.9	332.9
Dilutive effect of stock awards	2.0	3.7	3.2	4.4
Dilutive effect of 1.75% Debentures	-	-	-	2.4
Diluted EPS Denominator	311.1	334.5	315.1	339.7
Basic earnings per share	$ 0.35	$ 0.41	$ 0.93	$ 1.16
Diluted earnings per share	$ 0.35	$ 0.41	$ 0.92	$ 1.14

Weighted average antidilutive stock award shares excluded from diluted EPS	7.9	3.5	4.4	2.4

We repurchased 9.4 million additional shares or 3% of outstanding shares from the end of the quarter through August 5, 2008.

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

Interest and penalties related to unrecognized tax benefits are included in our income tax provisions and this policy did not change as a result of the adoption of FIN 48. At June 30, 2008, our net unrecognized tax benefits increased to $138.1 million, primarily related to additional interest and penalties. Unrecognized tax benefits of $90.5 million as of June 30, 2008 would impact the effective tax rate if recognized.

We conduct business globally and file US federal, state, local and foreign income tax returns. With few exceptions, we are no longer subject to US federal, state, local or non-US income tax examinations for fiscal years before 2000. While we believe we adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. We believe it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months as a result of the potential closure of the IRS audits for the periods 2000 and 2001.  An estimate of the range cannot be made at this time.

12.      Stockholders’ Equity

Treasury Stock

We repurchased 13.9 million shares of our common stock during the first nine months of fiscal 2008 for a total cost of $510.9 million. In December 2007, we retired 400.0 million treasury shares which decreased treasury stock by $3.7 billion, APIC by $0.9 billion and retained earnings by $2.8 billion.

Other Comprehensive Income

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)
Net income	$108.3	$136.4	$290.5	$385.6
Currency translation adjustments	(0.8)	0.2	2.9	4.0
Investment securities unrealized gains (losses)	(0.2)	3.9	(4.7)	3.9
Comprehensive income	$107.3	$140.5	$288.7	$393.5

13.      Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Bally

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent numbers 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698 and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. Trial is scheduled for October 2008.

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int’l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent numbers RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. On February 25, 2008, pursuant to a stipulation by the parties, the court dismissed without prejudice all claims, counterclaims and affirmative defenses related to US Patent numbers 6,832,958, 6,319,125, 6,244,958, 6,565,434, and 6,620,046.  Trial is scheduled for May 2009.

On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.”  The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold®, The Addams Family™, American Bandstand®, The Apprentice™,  Dilbert’s™ Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie™, I Love Lucy™, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone®  gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. IGT intends to vigorously defend this lawsuit. Discovery is closed. Both parties have filed summary judgment motions.

Aristocrat

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the judgment in IGT’s favor on March 28, 2008. Aristocrat requested a rehearing en banc, which was denied. The deadline for Aristocrat to file a petition for certiorari in the United States Supreme Court is currently September 18, 2008.

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. Aristocrat appealed to the US Court of Appeals for the Federal Circuit. A decision is pending.

Brochu v. Loto Quebec

Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, the plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. The Superior Court adjourned the trial date scheduled for late 2007 pending a decision by the Court of Appeals of the Superior Court’s ruling regarding the class action time period. The Superior Court scheduled the trial to commence on September 15, 2008. On August 1, 2008, Loto Quebec filed a discontinuance of the action in warranty against VLC. Notwithstanding the discontinuance, Loto Quebec may still pursue the claims it asserted, or could have asserted, in the action in warranty through arbitration against VLC.

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

Miller

In June 2003, a class action lawsuit was filed in Clark County, Nevada, District Court against Acres Gaming Inc. (Acres) and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al. The complaint alleged that Acres directors breached their fiduciary duties to their stockholders in connection with the approval of the merger transaction between Acres and IGT and sought to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the Court denied plaintiff’s motion for a temporary restraining order to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the temporary restraining order and to enjoin Acres from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003.

On November 5, 2003, the plaintiff amended his complaint to recover damages. On December 23, 2003, defendants filed a motion to dismiss plaintiff’s second amended complaint for failure to state a claim on which relief may be granted.  On May 7, 2004, the Court issued an order denying defendants’ motion to dismiss.

Pursuant to stipulation of the parties, plaintiff filed a third amended complaint on September 9, 2004. Defendants filed a motion to dismiss the third amended complaint on September 14, 2004. On March 15, 2006, the Court issued an order denying defendants’ motion to dismiss the third complaint. On April 7, 2006, defendant filed a Notice of Removal to US District Court for the District of Nevada (Las Vegas). Plaintiff filed a motion to remand the action to state court, which was granted by order dated August 15, 2006. On November 30, 2006, the case was transferred to business court and discovery continues. Plaintiff filed a motion for class certification on October 5, 2007, which was denied by decision dated December 4, 2007.  Plaintiff filed a petition for Writ of Mandamus, or in the alternative, prohibition in March, 2008 seeking to have the Nevada Supreme Court vacate the District Court’s order denying class certification.  On May 9, 2008, the Nevada Supreme Court denied plaintiff’s petition. In August 2008, the parties to this action entered into a Stipulation for Dismissal with Prejudice as to All Parties.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2008 totaled $71.2 million, with a remaining life of approximately 8 years.

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

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $6.5 million at June 30, 2008. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at June 30, 2008.

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

Nine Months Ended June 30,	2008	2007
(In millions)
Balance at beginning of fiscal year	$8.7	$8.3
Reduction for payments made	(6.9)	(6.8)
Accrual for new warranties issued	8.5	9.3
Adjustments for pre-existing warranties	(0.7)	(1.5)
Ending balance	$9.6	$9.3

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

14.      Foreign Currency Derivatives

Subsidiary Operations

Net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency decreased to $44.2 million at June 30, 2008 from $73.9 million at September 30, 2007 primarily due to reduced inter-company liabilities. The notional amount of foreign currency contracts hedging this exposure totaled $37.6 million at June 30, 2008 and $63.6 million at September 30, 2007. These forward contracts were recorded as a fair value asset of $0.8 million at June 30, 2008 and a fair value liability of $3.3 million at September 30, 2007.

Investment in CLS

Additionally, during the third quarter of fiscal 2007 we executed 5-year forward contracts designated as SFAS 133 foreign currency fair value hedges to protect most of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million. We recorded a fair value asset of $0.5 million at June 30, 2008 and $0.2 million at September 30, 2007. There was no ineffectiveness during the nine months ended June 30, 2008.

15.      Business Segments

We view our business in two operating segments, each incorporating all types of revenues:

ª              North America includes our operations in the US and Canada

ª              International encompasses our efforts in all other jurisdictions worldwide

We measure segment profit on the basis of operating income.  Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)
NORTH AMERICA
Revenues	$528.6	$522.1	$1,441.9	$1,518.7
Gaming operations	295.9	309.5	893.9	918.1
Product sales	232.7	212.6	548.0	600.6

Gross profit	303.5	306.6	816.7	881.7
Gaming operations	179.2	190.0	520.7	550.7
Product sales	124.3	116.6	296.0	331.0

Operating income	181.2	199.0	470.2	588.8

Income before tax	186.9	205.1	491.7	607.5

INTERNATIONAL
Revenues	$148.8	$184.4	$454.6	$439.9
Gaming operations	37.7	32.4	113.0	89.8
Product sales	111.1	152.0	341.6	350.1

Gross profit	84.2	90.0	248.1	223.5
Gaming operations	22.9	20.6	64.7	57.6
Product sales	61.3	69.4	183.4	165.9

Operating income	41.3	51.7	128.5	114.1

Income before tax	45.5	54.9	136.3	125.5

CORPORATE
Net unallocated operating expenses	$(35.5)	$(34.4)	$(89.3)	$(99.0)
Net unallocated expenses	(50.7)	(43.6)	(140.3)	(122.4)

CONSOLIDATED
Revenues	$677.4	$706.5	$1,896.5	$1,958.6
Gaming operations	333.6	341.9	1,006.9	1,007.9
Product sales	343.8	364.6	889.6	950.7

Gross profit	387.7	396.6	1,064.8	1,105.2
Gaming operations	202.1	210.6	585.4	608.3
Product sales	185.6	186.0	479.4	496.9

Operating income	187.0	216.3	509.4	603.9

Income before tax	181.7	216.4	487.7	610.6

Item 2.

Management’s Discussion and Analysis

Of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning outlined in the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª              our ability to introduce new products and their impact on replacement demand

ª              the timing, features, benefits, and expected success of new product introductions

ª              growth of our business through technology and intellectual property (IP) acquisition

ª              our leadership position in the market

ª              the advantages offered to customers by our anticipated products and product features

ª              gaming growth, expansion, and new market opportunities

ª              fluctuations in future gross margins and tax rates

ª              increasing product sales or machine placements

ª              legislative or regulatory developments and related market opportunities

ª              available capital resources to fund future operating requirements, capital expenditures, payment  obligations, and share repurchases

ª              timing and amount of future share repurchases and dividends

ª              expectations regarding losses from off-balance sheet arrangements

ª              financial returns to shareholders related to management of our costs

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

OVERVIEW

The following Management’s Discussion and Analysis (MDA) is intended to enhance the reader’s understanding of our operations and current business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2007.

Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, network systems, licensing and services. We are a leading supplier of gaming products to the world, providing a diverse offering of quality products and services at competitive prices that are designed to increase the potential for operator profits by serving players better.

Our annual revenues totaled $2.6 billion in fiscal 2007. We operate in two segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. International continues to be a growing contributor, constituting 20% of operating income in fiscal 2007. See BUSINESS SEGMENT RESULTS below and Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and current quarter financial results.

We are currently operating in a difficult domestic environment. The combination of limited opportunities from new or expanding properties, lower replacement demand, improved competition and economic uncertainty has negatively impacted our North America results. Our gaming operations business has also been affected by lower interest rates, which increase jackpot funding costs. In the face of these challenges, we remain focused on strategic initiatives that we believe will maintain our status as a leading provider of innovative gaming products and services.

Our current product development efforts reflect our commitment to the future of gaming industry technology as our business model continues to evolve toward a more systems-centric, networked gaming environment. In support of the networked gaming environment we released several new machine models during the current quarter, and expect to see more new releases in the fourth quarter of fiscal 2008. The timing of revenues from these releases remains dependent, in part, on our customers’ capital spending, which may be adversely impacted by current economic conditions. We remain on track for initial deployment of our server-based (sb™ ) applications in 2009, and expect to realize a meaningful financial benefit from sb™ technology beginning in fiscal 2010 as we further differentiate IGT gaming products by offering operators new ways to engage and interact with players.

We believe market opportunities may arise as operators expand in existing markets and from political action as governments continue to look to gaming to provide tax revenues in support of public programs. In the third quarter, we saw new openings or expansions in a number of domestic jurisdictions including Indiana, Oklahoma and Nevada. During the first half of the year, California voters approved new tribal compacts for 17,000 additional slot machines, and Florida voters approved an additional 6,000 machines for three pari-mutuel facilities in Miami-Dade County. In November, voters in Maryland will have the opportunity to vote on a ballot proposal to legalize up to 15,000 gaming machines at five locations in that state. We also expect to benefit from further gaming expansion in international markets, especially in Southeast Asia.

We continue to utilize our capital for strategic business combinations and acquisitions of important technologies and IP. We anticipate our acquisition of Million-2-1 may establish new markets and channels for our game content in the mobile gaming business. Additionally, we believe the July 2008 Cyberview Technologies, Inc. (Cyberview) asset purchase and license agreement will enable more immediate access to the fixed odds betting market in the United Kingdom (UK), further strengthen our IP portfolio and enhance our sb™ initiatives. We also remain focused on other capital deployment objectives including investments and alliances to expand our geographic reach, product lines and customer base. We also expect to be prudent and opportunistic in using our available liquidity to return value to our shareholders through continued share repurchases and dividends.

As we move forward in this challenging operating environment, we intend to manage our costs at a level that enables us to deliver innovative products while maximizing financial returns to shareholders.

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

We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the Audit Committee of our Board of Directors:

ª              goodwill, other intangible assets, and royalties

ª              jackpot liabilities and expenses

ª              inventory and gaming operations equipment

ª              share-based compensation

ª              income taxes

For a discussion of our critical accounting estimates, please refer to MDA in our Annual Report on Form 10-K for the year ended September 30, 2007. Except for income tax estimates related to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 described below, we have made no significant changes to our critical accounting estimates since September 30, 2007.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, during the first quarter of fiscal 2008. This pronouncement provides a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Under FIN 48, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. The implementation of FIN 48 as of the beginning of fiscal 2008 increased our unrecognized tax benefits by $89.9 million, increased deferred tax assets by $55.4 million and decreased retained earnings by $34.5 million. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about FIN 48 and the impact of adoption.

We exercise significant judgment when evaluating our uncertain tax positions and the related tax benefits. Although we believe our assumptions are reasonable, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our historical income tax provisions and accruals. We adjust our reserves for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2008, our net unrecognized tax benefits totaled $138.1 million, $90.5 million of which would impact the effective tax rate if recognized.

CONSOLIDATED OPERATING RESULTS - A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions except units & EPS; pp = percentage point)
Revenues	$677.4	$706.5	$(29.1)		-4%	$1,896.5	$1,958.6	$(62.1)		-3%
Gaming operations	333.6	341.9	(8.3)		-2%	1,006.9	1,007.9	(1.0)		-
Product sales	343.8	364.6	(20.8)		-6%	889.6	950.7	(61.1)		-6%
Machines	228.5	273.0	(44.5)		-16%	587.8	684.6	(96.8)		-14%
Non-machine	115.3	91.6	23.7		26%	301.8	266.1	35.7		13%

Gross profit	$387.7	$396.6	$(8.9)		-2%	$1,064.8	$1,105.2	$(40.4)		-4%
Gaming operations	202.1	210.6	(8.5)		-4%	585.4	608.3	(22.9)		-4%
Product sales	185.6	186.0	(0.4)		-	479.4	496.9	(17.5)		-4%

Gross margin	57%	56%	1	pp	2%	56%	56%	-	pp	-
Gaming operations	61%	62%	(1)	pp	-2%	58%	60%	(2)	pp	-3%
Product sales	54%	51%	3	pp	6%	54%	52%	2	pp	4%

Units
Gaming operations installed base	59,200	58,200	1,000		2%	59,200	58,200	1,000		2%
Machines sold	20,200	36,900	(16,700)		-45%	52,600	82,500	(29,900)		-36%

Operating income	$187.0	$216.3	$(29.3)		-14%	$509.4	$603.9	$(94.5)		-16%

Operating margin	28%	31%	(3)	pp	-10%	27%	31%	(4)	pp	-13%

Net income	$108.3	$136.4	$(28.1)		-21%	$290.5	$385.6	$(95.1)		-25%

Diluted EPS	$ 0.35	$ 0.41	$ (0.06)		-15%	$ 0.92	$ 1.14	$ (0.22)		-19%

Consolidated results decreased during the current periods compared to the same periods in fiscal 2007 due to weak North America replacement sales demand and lower gaming operations play levels amid unfavorable economic conditions. Comparability for the first nine months was also significantly affected by:

ª              prior year gains from hurricane insurance settlements and an airplane sale

ª              interest rate declines impacting jackpot expense

ª              favorable foreign currency exchange rates

Consolidated Gaming Operations

Despite continued growth in our installed base of recurring revenue machines, revenues were down compared to the prior year primarily due to lower play levels in North America. Additionally, our installed base growth is increasingly from stand-alone lease and central determination system (CDS) units which generally provide lower revenues and gross profit per unit compared to wide area progressive (WAP) units. International revenue and gross profit improvements partially offset declines in North America reflecting the increasing geographic footprint of our gaming operations.

In addition, year to date gross profit and margin were adversely affected by technological obsolescence charges of $10.4 million related to the transition toward new products, as well as the prior year hurricane property insurance gain of $5.0 million.

Consolidated Product Sales

Total product sales revenues and gross profit were down from the same prior year periods primarily due to fewer machine shipments across most markets. Gross margin improvements were due to a favorable product and jurisdictional mix, including a greater contribution from non-machine sales. IGT increased systems installations from the prior year quarter by nearly 100, with 790 systems installed worldwide as of June 30, 2008. Product sales margins are expected to continue to fluctuate depending on the geographic mix and types of products sold.

Operating Expenses

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2008	2007	Amount	%	2008	2007	Amount	%
(In millions)
Selling, general and administrative	$123.4	$106.9	$(16.5)	-15%	$335.2	$292.4	$(42.8)	-15%

Research and development	58.4	51.4	(7.0)	-14%	163.5	148.5	(15.0)	-10%

Depreciation and amortization	18.9	22.0	3.1	14%	56.7	60.4	3.7	6%

Total	$200.7	$180.3	$(20.4)	-11%	$555.4	$501.3	$(54.1)	-11%

Percent of revenues	30%	26%			29%	26%

Operating expenses were impacted during the periods by:

ª              additional staffing costs of $9.1 million during the quarter and $18.2 million year to date in support of sales and development initiatives

ª              unfavorable fluctuations in bad debt provisions of $6.4 million for the quarter and $13.0 million for the first nine months related to credit concerns on certain notes and contracts

Comparability for the nine months was also affected by prior year gains of $12.0 million from the Gulf Coast hurricane business interruption insurance settlement and $5.8 million from the sale of a company airplane.

Other Income (Expense) and Taxes

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2008	2007	Amount	%	2008	2007	Amount	%
(In millions; * = not meaningful)

Interest Income	$16.7	$19.1	$(2.4)	-13%	$51.0	$60.7	$(9.7)	-16%
WAP	7.7	10.0	(2.3)	-23%	24.7	28.1	(3.4)	-12%
Other	9.0	9.1	(0.1)	-1%	26.3	32.6	(6.3)	-19%

Interest Expense	(23.2)	(19.9)	(3.3)	-17%	(73.0)	(55.3)	(17.7)	-32%
WAP	(7.1)	(8.7)	1.6	18%	(21.7)	(23.6)	1.9	8%
Other	(16.1)	(11.2)	(4.9)	-44%	(51.3)	(31.7)	(19.6)	-62%

Other	1.2	0.9	0.3	*	0.3	1.3	(1.0)	*

Total other income (expense)	$(5.3)	$0.1	$(5.4)	*	$(21.7)	$6.7	$(28.4)	*

Income tax provision	$73.4	$80.0	$6.6		$197.2	$225.0	$27.8

Tax rate	40.4%	37.0%	(3.4)	pp	40.4%	36.8%	(3.6)	pp

WAP interest income and expense related to previous jackpot winners accrete at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

The fluctuation in other income (expense) for the quarter and year to date period was primarily attributable to higher interest expense resulting from increased borrowings under our credit facility compared to fiscal 2007. In addition, interest income was down for the year to date period due to lower investment balances and interest rates compared to the same period of fiscal 2007.

Our current year tax provision includes additional amounts related to unrecognized tax benefits in connection with the adoption of FIN 48, as well as discrete items affecting the rate. Our future effective tax rates may continue to be volatile due to changes in uncertain tax positions.

BUSINESS SEGMENT RESULTS - A Year Over Year Comparative Analysis

Operating income for each division reflects applicable operating expenses. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions except units)
Revenues	$ 528.6	$ 522.1	$ 6.5		1%	$1,441.9	$1,518.7	$ (76.8)		-5%
Gaming operations	295.9	309.5	(13.6)		-4%	893.9	918.1	(24.2)		-3%
Product sales	232.7	212.6	20.1		9%	548.0	600.6	(52.6)		-9%
Machines	145.7	144.5	1.2		1%	318.1	392.5	(74.4)		-19%
Non-machine	87.0	68.1	18.9		28%	229.9	208.1	21.8		10%

Gross profit	$ 303.5	$ 306.6	$ (3.1)		-1%	$ 816.7	$ 881.7	$ (65.0)		-7%
Gaming operations	179.2	190.0	(10.8)		-6%	520.7	550.7	(30.0)		-5%
Product sales	124.3	116.6	7.7		7%	296.0	331.0	(35.0)		-11%

Gross margin	57%	59%	(2)	pp	-3%	57%	58%	(1)	pp	-2%
Gaming operations	61%	61%	-	pp	-	58%	60%	(2)	pp	-3%
Product sales	53%	55%	(2)	pp	-4%	54%	55%	(1)	pp	-2%

Units
Gaming operations installed base	48,400	48,500	(100)		-	48,400	48,500	(100)		-
Machines sold	12,200	12,800	(600)		-5%	26,100	34,700	(8,600)		-25%

Operating income	$ 181.2	$ 199.0	$ (17.8)		-9%	$ 470.2	$ 588.8	$ (118.6)		-20%

Operating margin	34%	38%	(4)	pp	-11%	33%	39%	(6)	pp	-15%

North America operating results during the current periods were unfavorably affected by lower gaming operations play levels and interest rate declines in the midst of the current economic downturn, as well as continued softness in replacement demand. Operating income was also down compared to the prior year periods due to higher operating expenses as previously discussed.

North America Gaming Operations

Gaming operations revenues and gross profit declined from the prior year periods due to lower play levels, as well as the continued shift in our installed base. With 80% of our installed base made up of variable fee units, a significant portion of our revenues fluctuate directly with casino play levels. Thus, the declines in gaming revenue reported for many US gaming markets adversely affected our gaming operations. In addition, our increasing mix of stand-alone lease and CDS units compared to WAP units also contributed to the decline in revenues. These non-WAP units generally provide lower revenues and gross profit mainly because they carry no IGT sponsored jackpots.

Year to date gaming operations gross profit and margin also declined due to technological obsolescence charges of $5.3 million and increased costs to fund jackpots, as well as the prior year gain of $5.0 million from hurricane property insurance. These increases were partially offset by lower royalties.

Jackpot expense was negatively impacted compared to the prior year periods by $6.0 million during the quarter and $22.8 million for the first nine months of fiscal 2008 due to declining interest rates. This year-over-year impact includes $13.4 million related to the revaluation of future winner liabilities, most significantly influenced by the 200 basis point decline in the prime rate during the second quarter. The additional cost due to interest rates was substantially offset by fewer WAP units and variations in slot play, for a net increase to jackpot expense of $1.0 million over the third quarter last year and $3.0 million for the nine month period.

See MDA–CRITICAL ACCOUNTING ESTIMATES–Jackpot Liabilities and Expenses in our Annual Report on Form 10-K for the year ended September 30, 2007 for additional details regarding the factors affecting jackpot expense.

North America Product Sales

Product sales revenues and gross profit improved during the quarter mainly due to increased systems and IP royalties. Machine revenues reflect an increase in the mix of our premium-priced Advanced Video Platform (AVP®), which offset the effect of fewer units sold compared to the third quarter of fiscal 2007. The decline in gross margin for the quarter is primarily attributable to the increased share of AVP® machines which provide higher gross profit, but lower margins.

Product sales revenues and gross profit were down year to date primarily due to fewer units on low replacement demand, partially offset by higher IP royalties and systems sales. The decline in gross margin relates to a higher mix of AVP® sales.

Unit shipments continued to be affected by low replacement demand, but new unit shipments increased during the quarter due to new and expanded casinos in several jurisdictions. New unit shipments were 8,600 during the third quarter of fiscal 2008 compared to 6,400 in the prior year quarter and 15,000 during the first nine months of fiscal 2008 versus 16,800 in fiscal 2007. Replacement sales consisted of 3,600 units during the current quarter compared to 6,400 in the third quarter of fiscal 2007 and 11,100 during the first nine months of fiscal 2008 compared to 17,900 in the same prior year period.

International

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2008	2007	Amount		%	2008	2007	Amount		%
(In millions except units)

Revenues	$ 148.8	$ 184.4	$ (35.6)		-19%	$ 454.6	$ 439.9	$ 14.7		3%
Gaming operations	37.7	32.4	5.3		16%	113.0	89.8	23.2		26%
Product sales	111.1	152.0	(40.9)		-27%	341.6	350.1	(8.5)		-2%
Machines	82.8	128.5	(45.7)		-36%	269.7	292.1	(22.4)		-8%
Non-machine	28.3	23.5	4.8		20%	71.9	58.0	13.9		24%

Gross profit	$ 84.2	$ 90.0	$ (5.8)		-6%	$ 248.1	$ 223.5	$ 24.6		11%
Gaming operations	22.9	20.6	2.3		11%	64.7	57.6	7.1		12%
Product sales	61.3	69.4	(8.1)		-12%	183.4	165.9	17.5		11%

Gross margin	57%	49%	8	pp	16%	55%	51%	4	pp	8%
Gaming operations	61%	64%	(3)	pp	-5%	57%	64%	(7)	pp	-11%
Product sales	55%	46%	9	pp	20%	54%	47%	7	pp	15%

Units
Gaming operations installed base	10,800	9,700	1,100		11%	10,800	9,700	1,100		11%
Machines sold	8,000	24,100	(16,100)		-67%	26,500	47,800	(21,300)		-45%

Operating income	$ 41.3	$ 51.7	$ (10.4)		-20%	$ 128.5	$ 114.1	$ 14.4		13%

Operating margin	28%	28%	-	pp	-	28%	26%	2	pp	8%

International operating results declined for the quarter as a result of fewer unit sales. Declines in Japan and the UK during the current nine months were offset by a favorable mix of product sales and continued growth in gaming operations. Revenues significantly benefited during the current quarter and nine months from favorable exchange rates. Total gross margin increased during the periods as improvements in product sales outweighed gaming operations declines. Operating income for the current periods included higher operating expenses, primarily staffing costs and bad debt provisions.

Improved gaming operations revenues during the current periods were primarily the result of increased internet gaming revenues and a growing international installed base. Gaming operations gross profit and margins were negatively impacted by a higher contribution from units with lower revenue and gross profit yields, as well as $5.1 million in technological obsolescence charges during the nine month period.

Product sales revenues and gross profit were down during the quarter due to fewer unit shipments, primarily in Japan. During the first nine months of fiscal 2008, we realized improvements in product sales gross profit compared to the prior year as increased sales volume and improved product mix in our higher-priced, higher-margin casino markets more than offset declines in unit shipments in the lower-priced, lower-margin markets of Japan and the UK. Additionally, non-machine sales increased substantially as compared to the first nine months of fiscal 2007 with increased sales of parts and systems. Margin improvement was attributable to the favorable mix of non-machine sales, as well as fewer low margin units sold in Japan.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At June 30, 2008, our principal sources of liquidity were cash and equivalents and cash from operations. Other sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity securities. Based on past performance and current expectations, we believe our cash and equivalents, cash from operations and available bank credit facilities will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments are amounts available only for funding jackpot winner payments. Unrestricted cash and equivalents and marketable securities are summarized below.

Unrestricted Cash/Equivalents and Investment Securities	June 30, 2008	September 30, 2007	Increase (Decrease)
(In millions)

Cash and equivalents	$274.3	$261.3	$13.0

Short-term investment securities	-	51.3	(51.3)

Long-term investment securities	20.5	-	20.5

Total	$294.8	$312.6	$(17.8)

The decrease in total unrestricted cash and investments at June 30, 2008 was primarily the result of lower cash from operations described below. Working capital increased to $779.0 million at June 30, 2008 from $595.5 million at September 30, 2007, primarily due to the accrual of an $80.0 million senior credit facility draw requested and not yet funded, and increased prepaid licensing rights and inventories.

Our long-term investment securities at June 30, 2008 were AAA rated auction rate securities (ARS), collateralized by student loans guaranteed by the US government. As a result of auction failures in early 2008, these investments are not currently trading and have no readily determinable market value. There has been no interruption in interest receipts on these investments and we have the ability to hold them until the market recovers. Based on our assessment of fair value, we have recorded a temporary impairment of $1.1 million to other comprehensive income. See Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about our ARS.

Cash Flows Summary

			Favorable
Nine Months Ended June 30,	2008	2007	(Unfavorable)
(In millions)

Operations	$360.7	$564.9	$(204.2)

Investing	(226.5)	(224.8)	(1.7)

Financing	(125.6)	(406.1)	280.5

Effects of exchange rates	4.4	(4.5)	8.9

Net change in cash	$13.0	$(70.5)	$83.5

Operating cash flows

Reduced operating cash flows during the first nine months of fiscal 2008 compared to the same period last year were primarily the result of lower net income, additional prepayments to secure long-term licensing rights, increased inventories and reduced liabilities. These reductions were partially offset by lesser net changes in operating receivables and jackpot liabilities.

The increase in operating receivables resulted in a reduction to operating cash flows of $11.5 million since the end of fiscal 2007. Average days sales outstanding for the trailing twelve months at June 30, 2008 increased to 85 days from 79 days last year, primarily due to the issuance of additional long-term customer contract and loan financing.

The increase in inventory resulted in a $48.2 million reduction to operating cash flows during the nine months ended June 30, 2008. Inventory turns for the trailing twelve months at June 30, 2008 decreased to 2.9 versus 4.1 at June 30, 2007, impacted mostly by inventory build-up for the release of newer and more costly platforms and cabinets, as well as the continued support of legacy platforms.

Decreased accounts payable and accrued liabilities caused a reduction to operating cash flows of $78.2 million during the first nine months of fiscal 2008 and included $52.4 million of interest paid. Accrued interest payable totaled $6.9 million at June 30, 2008 versus $12.2 million at September 30, 2007.

Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements in our most recent Form 10-K.

Investing cash flows

Reduced capital expenditures, summarized below, during the first nine months of fiscal 2008 are primarily attributable to the completion of our Las Vegas campus construction project, as well as fewer additions to our gaming operations installed base.

			Increase
Nine Months Ended June 30,	2008	2007	(Decrease )
(In millions)

Property, plant and equipment	$78.4	$103.6	$(25.2)

Gaming operations equipment	134.1	144.3	(10.2)

Intellectual property	9.1	12.2	(3.1)

Total	$221.6	$260.1	$(38.5)

Net proceeds from the sale of investment securities during the first nine months of fiscal 2008 were mostly offset by restricted cash requirements. During the same period, we further invested in gaming technologies with payments of:

ª              $15.0 million for additional equity interests in Walker Digital and our CLS joint venture

ª              $3.0 million to acquire additional equity in Digideal

ª              $9.6 million, net of cash acquired, to purchase the UK based mobile gaming firm of Million-2-1

Additionally, we paid approximately $85.0 million in July 2008 to acquire substantially all of the assets and licensing rights to certain IP of Cyberview, a UK based provider of server-based downloadable gaming systems.

Financing cash flows

The reduction in cash used for financing during the current nine months was primarily due to fewer share repurchases and greater net debt proceeds with increased line of credit borrowings on our senior credit facility. During the first nine months of fiscal 2008, we increased the outstanding balance on our revolving lines of credit by $475.4 million, largely for the purpose of repurchasing IGT common stock. We have $1.4 billion available on our senior credit facility and $46.3 million available on foreign credit facilities. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our credit facilities.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost and volume objectives.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
Share Repurchases	2008	2007	2008	2007
(In millions)

Shares	8.1	6.4	13.9	14.6

Aggregate cost	$265.9	$248.8	$510.9	$611.5

Additional repurchases from June 30, 2008 through August 5, 2008 totaled 9.4 million shares for an aggregate cost of $222.4 million. Our remaining repurchase authorization totaled 9.9 million shares as of August 5, 2008.

Financial Condition

	June 30,	September 30,	Increase
	2008	2007	(Decrease)
(In millions)

Assets	$4,516.0	$4,167.5	$348.5

Liabilities	3,335.0	2,714.8	620.2

Stockholders’ equity	1,181.0	1,452.7	(271.7)

Assets increased primarily due to additional long-term licensing arrangements, the draw on our credit facility, and tax asset increases related to the adoption of FIN 48. Liabilities increased primarily as a result of additional net borrowings discussed above and the adoption of FIN 48, partially offset by reductions in accrued liabilities. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about the adoption of FIN 48.

Stockholders’ equity decreased during the first nine months of fiscal 2008 due to share repurchases, dividends paid and the adoption of FIN 48, partially offset by current period earnings and additional paid-in capital (APIC) related to employee stock plans. Although total stockholders’ equity was unaffected by 400.0 million treasury shares retired in December 2007, it decreased treasury stock by $3.7 billion, APIC by $0.9 billion and retained earnings by $2.8 billion.

Contractual Obligations and Commercial Commitments

Except for the items described below, our contractual obligations and commercial commitments have not changed materially since those presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

As described above under CRITICAL ACCOUNTING ESTIMATES and in Note 11 of our Unaudited Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 during the first quarter of fiscal 2008. At this time, we cannot reasonably estimate the timing of cash settlements with taxing authorities related to our net liability for unrecognized tax benefits of $138.1 million at June 30, 2008.

We increased the net borrowings on our revolving lines of credit by $475.4 million for an outstanding balance of $1.1 billion at June 30, 2008. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our credit facilities.

Our unfunded loan commitments for customer development financing increased from $88.0 million at September 30, 2007 to $141.0 million at June 30, 2008. We expect to fund $33.5 million in the remainder of fiscal 2008 and $107.5 million in fiscal 2009. See Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about unfunded loans.

In January 2008, we committed to pay Walker Digital Gaming, LLC an additional $15.0 million annually over the next three years for licensing rights. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about this arrangement.

In connection with our acquisition of Million-2-1 (M-2-1) in June 2008, we committed to pay earn-out consideration up to a maximum of approximately $14.8 million payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. See Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional information about this acquisition.

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

We do not expect any material losses from, nor are we dependent on, off-balance sheet arrangements to fund our operations. See also Note 13 of our Unaudited Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Except for the changes to our investments in ARS and China LotSynergy Holdings, Ltd. (CLS) below, there have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, for the fiscal year ended September 30, 2007.

ARS

The fair value of our investments in ARS is affected by changes in interest rates and credit markets. With recent global credit and capital market uncertainties, in February 2008 investment banks and brokers were unwilling to purchase ARS when investor demand fell short, causing the ARS auctions to fail. The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate generally resets to a maximum auction rate.

As a result, our ARS currently lack liquidity and we may be unable to liquidate these investments without a loss of principal prior to the underlying long-term debt maturity, unless a future auction is successful or the issuer calls the security. We estimated the fair value of our $21.6 million par value ARS portfolio at $20.5 million as of June 30, 2008. See Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional information about our ARS.

Investment in CLS

The value of our CLS investments are affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The market value of our equity investment in CLS stock was $13.6 million at June 30, 2008 versus $43.4 million at September 30, 2007.

Additionally, our investment in the CLS 4% convertible note is subject to interest rate risk and volatility in CLS stock prices. Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise. The fair value of convertible notes increases as stock price volatility increases. The CLS note had an estimated fair value of $73.9 million at June 30, 2008 versus $78.0 million at September 30, 2007. We executed 5-year forward contracts with an aggregate notional amount of $49.9 million during the third quarter of fiscal 2007 to mitigate foreign currency risk on most of the note. See Notes 2 and 14 of our Unaudited Condensed Consolidated Financial Statements for additional information about our CLS investments and related foreign currency derivatives.

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

As a supplier of gaming machines, we must offer themes and products that appeal to gaming operators and players. If we are unable to anticipate or react timely to any significant changes in player preferences, such as a negative change in the trend of acceptance of our newest systems innovations or jackpot fatigue (declining play levels on smaller jackpots), the demand for our gaming products and the level of play of our gaming products could decline. Further, our products could suffer a loss of floor space to table games and operators may reduce revenue sharing arrangements, each of which would harm our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity or redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.

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

The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Increased competition has negatively impacted, and may continue to negatively impact, our results. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us.

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

We may be unable to protect our IP.

A significant portion of our revenues is generated from products using certain IP rights and our operating results would be negatively impacted if we are unsuccessful in protecting these rights from infringement. In addition, some of our most popular games and features are based on trademarks, patents and other IP licensed from third parties. The continued success of these games may depend upon our ability to retain or expand these licenses with reasonable terms. We also depend on trade secret law to protect certain proprietary knowledge and have entered into confidentiality agreements with those of our employees who have access to this information. However, there can be no guarantees that our employees will not breach these agreements, and if these agreements are breached it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered.

We may be subject to claims of IP infringement or invalidity and adverse outcomes of litigation could unfavorably affect our operating results.

Periodically, we receive notification from others claiming that we are infringing upon their patent, trademark or other IP rights. Regardless of their merit, such claims may cause us to incur significant costs. Responding to these claims could also require us to stop selling or to redesign our products, to pay significant amounts in damages or enter into agreements to pay significant licensing fees or royalties. Additionally, if any of these claims prove successful, it could limit our ability to bring new products to market in the future. Our assessment of current IP litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or others that do not accord with our evaluation of the possible liability or outcome of such litigation.

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

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, including locations abroad. Such investment and financing activities subject us to increased credit risk in certain regions, as well as other inherent risks such as political or economic instability in related markets. For example, we have investments in CLS, a portion of which have declined in value as described in Note 2 of our Unaudited Condensed Consolidated Financial Statements. Although we have not to date realized any losses associated with our CLS investments, we are monitoring them and will reassess impairment on a quarterly basis. We have in the past and may in the future incur losses on these types of investments and loans. Our results of operations, liquidity or financial position may be negatively impacted if we are unable to collect on loans or benefit from investments we make.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. Compliance with these laws could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

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

Issuer Purchases of Equity Securities

The purpose of our 1990 common stock repurchase authorization, as amended, is to return value to our shareholders and reduce the number of shares outstanding. We use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date. Our quarterly share repurchases are summarized below.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Maximum Number of Shares Still Available for Purchase Under the Plan
(In millions, except per share amounts)
March 30 - April 26, 2008	2.4	$34.45	2.4	25.1
April 27 - May 24, 2008	2.2	34.68	2.2	22.9
May 25 - June 28, 2008	3.5	30.81	3.5	19.4
Total	8.1	$32.96	8.1

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1*	Summary of Named Executive Officer and Director Compensation Arrangements at June 30, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 7, 2008

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Daniel R. Siciliano
Daniel R. Siciliano
Chief Accounting Officer, Treasurer
and Principal Financial Officer
International Game Technology