Form 10-K
period 2008-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2008-11-26
CIK 353944

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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

Indicate by check mark if the registrant is a well known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [X] No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2008 was approximately $12.5 billion.

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 24, 2008:

294.7 million shares of common stock at $.00015625 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our Proxy Statement relating to the 2009 annual shareholders meeting are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2008.

INTERNATIONAL GAME TECHNOLOGY

i

GLOSSARY OF TERMS AND ABBREVIATIONS, as used in this Form 10-K

Acronym	Terminology
Acres	Acres Gaming, Inc.
AICPA	American Institute of Certified Public Accountants
Anchor	Anchor Gaming
APB	Accounting Principles Board Opinion
APIC	additional paid-in capital
ARS	auction rate securities
ASR	accelerated share repurchase
AVP®	Advanced Video Platform®
AWP	Amusement with Prize
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CLS	China LotSynergy Holdings, Ltd.
CMB	configurable max bet
CRM	customer relationship management
Cyberview	Cyberview Technology, Inc.
DCF	discounted cash flow
DigiDeal	DigiDeal Corporation
1.75% Debentures	1.75% Zero-coupon Senior Convertible Debentures
2.6% Debentures	2.6% Senior Convertible Debentures
EBITDA	earnings before interest, tax, depreciation, and amortization
EITF	Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
EPA	Environmental Protection Agency
EPS	earnings per share
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
G2S	Game-to-System
GCB	Gaming Control Board
GSA	Gaming Standards Association
IGT	International Game Technology
IP	intellectual property
LIBOR	London Inter-Bank Offering Rate
M-2-1	Million-2-1
Mariposa	Mariposa Software, Inc.
MDA	management’s discussion and analysis
MLD®	Multi-Layer Display
MLP	multi level progressive
M-P	multi-player
NJ	New Jersey

ii

NYSE	New York Stock Exchange
OSHA	Occupational Safety & Health Administration
pp	percentage points
PFO	Principal Financial Officer
PGIC	Progressive Gaming International Corporation
R&D	research and development
RG	responsible gaming
S2S	System-to-System
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
SOP	Statement of Position
SSR	structured share repurchase
TCA	Technical Cooperation Agreement
UK	United Kingdom
US	United States
VCAT	Venture Catalyst Incorporated
VIE	variable interest entity
VLT	video lottery terminal
VSOE	vender-specific objective evidence
WAP	wide area progressive
WDG	Walker Digital Gaming, LLC
*	not meaningful (in table)

iii

FORWARD LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª

our ability to introduce new products and stimulate replacement demand

ª

the timing, features, benefits, and expected success of new product introductions

ª

the timing of the introduction of and revenues from server-based systems

ª

a growing portion of our product sales coming from non-machine products

ª

benefits from research and development efforts

ª

results of our collaboration with the Gaming Standards Association

ª

our ability to acquire, develop, or protect intellectual property

ª

our market share, competitive advantage, and leadership position

ª

the advantages offered to customers by our products and product features

ª

the timing and estimated costs related to our company-wide strategic review and workforce reduction

ª

gaming growth, expansion, and new market opportunities

ª

our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª

investments in other entities, expanding our product lines, and improving our position in related markets

ª

factors impacting future gross margins and tax rates

ª

increasing growth or contributions from certain non-machine products and services

ª

increasing machine sales or placements

ª

legislative or regulatory developments and related market opportunities

ª

available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª

timing and amount of future share or debenture repurchases and dividends

ª

expectations regarding losses from off-balance sheet arrangements

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

PART I

Item 1.

Business

GENERAL

International Game Technology is a global gaming company specializing in the design, manufacture, and marketing of electronic gaming equipment and network systems, as well as licensing and services. As a leading supplier of gaming products to the world, we maintain a wide array of entertainment-inspired gaming product lines and target gaming markets in all legal jurisdictions worldwide. We are committed to providing quality gaming products at competitive prices, designed to increase the potential for operator profits by serving players better.

Unless the context indicates otherwise, International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities. Italicized text in this document with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. For more information about our trademark and copyright ownership, please visit our website at www.IGT.com.

International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. Principally serving the US gaming markets when founded, we expanded into jurisdictions outside the US in 1986. In addition to our main US production facilities in Nevada, we manufacture gaming products in the UK and through a third-party manufacturer in Japan.

We currently maintain sales offices in various gaming jurisdictions around the world. In addition to our operations in the US and Canada, we have significant international operating centers located in the following areas:

ª Argentina	ª Mexico
ª Australia	ª The Netherlands
ª China	ª New Zealand
ª Japan	ª South Africa
ª Macau	ª The United Kingdom

BUSINESS SEGMENTS

We derive our revenues from the distribution of electronic gaming equipment and network systems, as well as licensing and services. Operating results reviewed by our chief decision maker encompass all revenue sources within each geographical customer region. We currently view our business in two operating segments, each incorporating all types of revenues.

ª

North America consists of our operations in the US and Canada, comprising 76% of consolidated revenues in fiscal 2008, 77% in 2007, and 79% in 2006.

ª

International encompasses our efforts in all other jurisdictions worldwide, comprising 24% of consolidated revenues in fiscal 2008, 23% in 2007, and 21% in 2006.

We measure segment profit on the basis of operating income. Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment. Other segment and financial information contained in BUSINESS SEGMENT RESULTS of our MDA and Note 18 of our Consolidated Financial Statements is incorporated here by this reference.

REVENUE STREAMS

We have two revenue streams within each business segment -- gaming operations and product sales.

Gaming operations generate recurring revenues by providing customers with our proprietary gaming equipment and network systems, as well as licensing, services, and component parts. Gaming operations comprised 53% of consolidated revenues in fiscal 2008, 52% in 2007, and 50% in 2006.

Our pricing arrangements are largely variable fees whereby casinos pay service fees to IGT based on a percentage of the game’s coin-in (amounts wagered) where the arrangement includes linkage to an IGT sponsored WAP jackpot system, and are otherwise based on a percentage of the game’s net win. Fixed fee pricing arrangements are typically based on a daily or monthly fee. We incur and accrue related jackpot liabilities with every wager on a WAP connected device. A portion of the casino fee paid to IGT is used for the funding and administration of WAP jackpot payments. The cost of funding WAP jackpot payments to winners is subject to interest rate volatility. See Note 1 of our Consolidated Financial Statements and MDA—CRITICAL

ACCOUNTING ESTIMATES for additional information about gaming operations revenues and jackpot liability accounting.

A number of factors influence gaming operations revenues and gross margins, including the number and type of machines in service, levels of play (i.e. amounts wagered), and variations in pricing arrangements. Levels of play are dependent on game popularity, casino seasonality trends, economic conditions, and other player preferences. We monitor the productive life cycle of our gaming operations machines and systematically replace units experiencing declining play levels with newer games.

The IGT installed base of gaming devices recorded on our balance sheet as part of our property, plant and equipment includes both variable fee and fixed fee machines. Based on a change in management’s installed base criteria, the IGT installed base has been revised to reflect additional international units previously excluded, increasing 2008 and 2007 by 900 units and 2006 by 1,600 units. Casino owned units are machines sold that also provide a recurring royalty fee. In addition to the units reflected in the table below, gaming operations revenues also include recurring fees for internet gaming, content, and other gaming equipment rentals and leasing.

GAMING OPERATIONS MACHINES at September 30,

Product sales include the sale of gaming equipment and network systems, as well as licensing, services, and component parts. Product sales comprised 47% of consolidated revenues in 2008, 48% in 2007, and 50% in 2006. As our gaming products become more systems-centric in nature, we anticipate a growing portion of sales from non-machine products. Non-machine revenues (including network systems with licensing fees, parts, and conversions, as well as other miscellaneous royalty fees and services) collectively comprised 33% of product sales in fiscal 2008, 30% in 2007, and 29% in 2006.

PRODUCT SALES COMPOSITION

STRATEGIC BUSINESS ARRANGEMENTS

As part of our ongoing efforts to create shareholder value, we complement our internal resources through strategic alliances, investments, and business acquisitions that:

ª

offer opportunities to diversify our geographic reach

ª

expand our product lines and customer base

ª

leverage our technological and manufacturing infrastructure to increase our rates of return

Our most significant acquisition was the purchase of Anchor in December 2001. This acquisition significantly increased the size of our business and enabled us to consolidate all activities of the Spin For Cash Joint Venture and afforded us opportunities to further integrate complementary resources, primarily the Wheel of Fortune® brand and patents.

Over the last five years, we also completed a number of smaller acquisitions, including Acres, WagerWorks and Cyberview. Acres further positioned us as a leading global provider of casino gaming systems, while WagerWorks and Cyberview provided additional opportunities to expand the distribution of content across new channels and mediums.

In addition to acquisitions, we have invested in several companies which we anticipate will further expand our international footprint and/or product lines. Our investments over the last five years included: CLS to use our gaming technology to assist or participate in the development and marketing of products and services to the market in China for lottery related products and services; WDG for access to an expansive portfolio of gaming application concepts; and DigiDeal to expedite access to the market for electronic table games.

PRODUCTS

We provide a broad range of electronic gaming equipment and network systems, as well as licensing, services, and component parts that may be sold or placed under recurring revenue arrangements.  Most of our electronic gaming equipment is increasingly driven by its software components.

Gaming Equipment

We offer our customers a wide variety of video and physical reel slot machines that may be tailored to meet specific needs. Customers can choose from an extensive library of games combined with several new machine cabinet models designed to maximize functionality, flexibility, and player comfort. Additionally, IGT’s AVP® machines are designed to support server-based gaming networks. Machine configurations vary by jurisdiction and may include:

ª

Stand-alone casino-style slot machines which determine the game play outcome at the machine, known as Class III in tribal jurisdictions

ª

WAP jackpot systems with linked machines across several casinos

ª

CDS machines connected to a central server which determines the game outcome, encompassing VLT’s used primarily in government-sponsored applications, and electronic aids to the play of bingo machines known as Class II in tribal jurisdictions (also commonly referred to as electronic bingo)

We also offer multi-player community-style configurations with a common display, especially useful in jurisdictions where live table games are not allowed. Our electronic table games include live dealer hosted configurations with digital cards and live chips or virtual chips/electronic credits, as well as a fully virtual platform that can be approved as a slot game, providing table-like gaming for slot only or limited table jurisdictions.

Our international gaming machines also include AWP games in Europe, and pachisuro machines in Japan. These games generally incorporate lower payouts with features that allow players to exercise an element of skill and strategy.

Network Systems

IGT network systems include applications for casino management, CRM, and server-based player management. Our casino management solutions include integrated modules for machine accounting, patron management, cage and table accounting, ticket-in/ticket-out, bonusing (jackpots and promotions), and table game automation. Our CRM solution features integrated marketing and business intelligence modules which provide analytical, predictive, and management tools for maximizing casino operational effectiveness. Our server-based solutions are designed to enable casino operators to increase profits by enhancing the players’ experience and lower operating costs.

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

We support our product development efforts through a considerable emphasis and investment in R&D of future technology, which we believe enables IGT to maintain a leadership position in the industry. We dedicate nearly 1,700 employees worldwide to product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Our investment in R&D totaled $223.0 million in fiscal 2008, $202.2 million in 2007, and $188.5 million in 2006.

Our primary development facilities are located in Nevada, and we have several design centers strategically located worldwide, allowing us to respond to unique market needs and local player preferences. IGT global design centers provide local community presence, customized products, and regional production where beneficial or required. Our UK facility designs and configures AWP and casino games. Our Japan team designs IGT pachisuro games in conjunction with a third-party manufacturer. Our Australia team designs club and casino products. Our corporate R&D group, IGT Labs, is also dedicated to establishing strategic partnerships with key technology providers.

During fiscal 2008, we continued our World Game Platform initiative to unify and standardize our technology, design, and development across all global markets. We anticipate reducing time and cost to market by having standardized development worldwide, enabling content delivery through uniform technologies. We believe this initiative will facilitate development and deployment of games into any combination of gaming markets, including both thick (processing at the machine) and thin (processing at the server) client-server environments.

Our fiscal 2008 R&D activities are described under the following sub-categories:  Games, Network Systems, Platforms and Intellectual Property.

Games

We combine elements of math, play mechanics, sound, art, and technological advancements with our library of entertainment licenses and patented intellectual properties to provide gaming products with a high degree of player appeal. We continue to expand our game libraries, emphasizing development of game content to address changing consumer preferences and other market trends. Our objective is to develop games that incorporate exciting winning combinations and appealing graphics and sound.

Our games are created primarily by employee designers and artists, as well as third-party developers. We develop video reel and poker games, as well as enhancements for our classic spinning reel games, such as multi-line, multi-coin configurations. We build on our traditional game development with unique customization for video lottery, CDS, Class II, and international markets. We also continuously upgrade and optimize our proprietary flagship themes, such as Wheel of Fortune® and Megabucks®, with game refreshers and innovative features to enhance play.

Fiscal 2008 highlights

We installed the first games from our new family of MLD® video slots in the fourth quarter, featuring the visual effect of true depth animation sequences without 3-D glasses. Our REELdepth™ video slot games are designed with MLD®  technology, pioneered by PureDepth™ Inc., an ingenious layering of two liquid crystal displays. MLD®  video slots additionally enable players to choose spinning reel, video slots or video poker all in one machine, as well as allowing server-based game download and configuration functionality for the operators.

Our new S AVP®  Upright developed a new look and feel for video spinning reels, providing fresh slot themes, crisper graphics packages, enhanced lighting schemes and sounds, and innovative bonus rounds. New game themes include new features, such as high hit frequency, instant progressive capabilities with CMB option, 50-payline action, Free Games, Easy Bet restricted betting ranges, buy-a-pay bonus wagering, two-for-one wagering, two-level progressive jackpots, and configurable progressive increments and hold percentages.

We tested sixteen new AVP® games successfully for 26 weeks against all other leading manufacturers at selected Power Score™ performance testing locations across North America. IGT’s Power Score™ program is designed to verify the strength of new game themes and, by doing so, supports operator confidence in newly released titles. This comprehensive testing program compares the overall “real world” market for up to six months, identifying the potential for slot floor success and assisting in identifying features that contribute to game longevity.

Group play introductions in fiscal 2008 included eBay™, Wheel of Fortune® Super Spin™ Five-Station™ , and The Price is Right® Multi-Station™. Group play products provide a variety of community game play features, such as the eBay™  feature where multiple players can participate in the same bonus for added player interaction and high-stakes player attraction. MLP and Mystery Bonus MegaJackpots® releases included Wheel of Fortune® MLP, Star Wars™ MLP, and Indiana Jones™ MLP with MLD®. MLP and Mystery Bonus format games offer players free spin bonuses and frequent mid-level wins, as well as a chance to randomly win a higher value jackpot while playing low-denomination themes. In fiscal 2009, we plan to release Wheel of Fortune® MLD and Megabucks® MLD® MLP, as well as Scavenger Hunt™ MLP, the first server-based bank-to-bank concept.

Our M-P Series™ interactive, multi-player suite of electronic table games arranged in virtual pits continues moving forward with the introduction of roulette and baccarat during fiscal 2008. With virtual cards and virtual chips, these products provide floor-layout flexibility, increased game security, limited staffing requirements, increased hands-per-hour, and decreased operating costs, along with the addition of table game options for slot-only jurisdictions.

We continue to develop our popular game titles for deployment through online and mobile gaming applications. During fiscal 2008, we released the online version of Megabucks® on the internet casino platform and other online versions of our popular MegaJackpots® themes are expected to follow. Other games migrated to these platforms include Cleopatra®, WolfRun®, Elvis-A Little More Action™ , Texas Tea®, Hi-5™, and Elvis Top 20™.

Network Systems

Games and network systems continue to converge, as operators increasingly require this synergy for regulatory purposes and to manage game performance and player preferences. As we develop and integrate gaming systems, we recognize networks have the power to dramatically change the appearance and improve the usefulness of gaming systems.

Our ongoing server-based gaming development continues to focus on a more comprehensive enterprise-wide network systems solution designed to provide operators with:

ª

tools for more effective casino floor management

ª

new ways to engage and interact with players

During fiscal 2008, IGT’s sb™ product line became sbX™ , the Experience Management solution. Our first evolution of sb™ centered on server-based game management; sbX™ is being developed into a new integrated modular solution, incorporating input from real-life operators. With sbX™ , an operator can create, manage, and deliver customized player experiences that drive player loyalty. Coupled with our AVP® technology, sbX™ provides the flexibility and connectivity needed by operators to keep up with changing player demands and enhance their competitive edge. All this functionality is designed to optimize an operator’s return and lower operating costs.

During 2008, we opened the IGT Global Technology and Interoperability Center to facilitate third-party manufacturers and strategic partners in the testing of GSA protocol products’ interface integration, compatibility, and performance. The Center is actively testing our sbX™  system and its interaction with other vendor systems, as we continue to engineer new applications and demonstrate the security, efficiency, and innovative new casino player marketing features this technology can provide.

We are preparing to move beyond the development and testing phase in 2008 into the commercialization and sales phase in 2009. During fiscal 2009, we expect to introduce both operational and player components of sbX™  for smaller scale, bank-by-bank installations, allowing operators to test operational and player features prior to floor-wide investments. We anticipate the first casino-wide deployment of our sbX™ gaming management systems at the new CityCenter’s Aria Casino Resort in Las Vegas scheduled to open in late 2009.

Our five field trials are in the process of upgrading to the latest version of sbX™, a milestone step that will incorporate G2S and S2S GSA protocols and enable sbX™ integration with various other casino management systems. This new version of sbX™ will allow operators to download multiple games on slot machine drives and configure player menus with our award-winning Service Window interface that will overlay all future sbX™ applications.

We will continue combining the power of the open network with other server-based applications, including casino transactional systems, business intelligence software, and other unique new gaming products. The integration of sbX™ with our CRM, business intelligence, and predictive modeling applications will provide the tools designed to help operators better understand and predict player behavior patterns, increase marketing productivity, and analyze customer preferences and game performance. We also continue to support and enhance our legacy gaming systems for casino management (such as Advantage®), CRM, Ticket-in/Ticket-out, CDS, and WAP.

Platforms

Platforms are the means by which players interact with the games, and we support several in order to maximize our game distribution reach. The challenge of platform development is in determining how to effectively use a wide range of technologies to satisfy evolving global markets with the best features, cost points, and delivery dates. The goal is to ensure that our content can be deployed through a number of different channels, including traditional gaming platforms, as well as wireless networks and the internet.

During fiscal 2008, we continued development for delivery through third-party platforms, interactive digital TV, cell phones, the internet, and other mobile gaming outlets, as well as through network technology for remote game management and downloading. We also expanded our Remote Game Server™ to facilitate further deployment of our game content to internet platforms.

We incorporated customer feedback in the design of several new cabinet models released in fiscal 2008. The new models were also designed with input from ergonomic and industrial design experts to create a product that is flexible, functional and holds the greatest player appeal. These models diversify our AVP® cabinet styles and are all sbX™  ready with supporting GSA open communication standards and video capabilities for the service window.

Our AVP® is designed to support the next generation of video games and provide improved graphic capabilities such as:

ª

MLD®  virtual 3-D spinning reels

ª

liquid crystal wide- or full- screen live streaming videos

ª

animations with vivid colors

ª

enhanced stereo and surround sound

ª

expanded storage capacity, allowing for complex bonus features

As we transition to AVP® as our standard development platform, we also continue development support for the following platforms:

ª

Game King® video platform using the 80960 processor

ª

S2000® and Reel Touch® 80960 spinning reel platform

ª

VLC 8800™ platform widely used in government-sponsored jurisdictions, with the ability to connect with most major North America video lottery control systems

ª

Blue Chip platform used in Australia and New Zealand

ª

Barcrest MPU5 (soon to be replaced by MPU6) AWP platform produced in the UK

ª

Pachisuro platform used in Japan

Intellectual Property

We consider our intellectual property portfolio of patents, trademarks, copyrights, and other licensed rights to be a significant asset to our business. We currently own or license over 1,900 patents and over 2,100 trademarks.  Our capitalized patents have a weighted average remaining useful life of 8 years and our licensed arrangements have various expiration dates through 2020, frequently with options to extend.

We seek to protect our investment in R&D and the unique, distinctive features of our products by perfecting and maintaining our IP rights. We obtain patent protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio is widely diversified, comprised of both domestic and foreign patents related to a variety of gaming equipment and systems, including game designs, bonus and secondary game features, and device components.

We market most of our products under trademarks and copyrights that provide product recognition and promote widespread acceptance. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable. Certain intellectual property litigation is described in Note 16 of our Consolidated Financial Statements.

SALES AND MARKETING REGIONS

We market our products and services in legalized gaming jurisdictions around the world. While our most significant jurisdictions are in North America, we anticipate international jurisdictions will continue to grow in significance to our business. We promote our products through a worldwide network of sales associates. We use third-party distributors and agents in certain markets under arrangements that generally specify no minimum purchase and require specified performance standards be maintained. We also offer equipment contract financing for qualified customers and development financing loans to select customers for new or expanding gaming facilities.

Customer service is an important aspect of our overall marketing strategy. We have over 50 customer service centers worldwide to respond effectively to customer needs. In addition, we provide access to 24-hour customer service and product information through our website and a fully staffed Global Support Center telephone hotline, including a full range of field support engineering resources to resolve technical issues. We also offer customers a variety of training to ensure their employees can successfully use our products to their full potential.

North America

Customer service locations and estimated market bases are reflected below.

Gaming in the US and Canada continues to grow in popularity with the spread of tribal casinos and other gambling venues such as racetracks (also known as racinos) and bingo parlors, resulting from legalization of gaming in jurisdictions where governments are looking for ways to support public operations. We estimate the base of gaming devices installed in North America increased nearly 5% in 2008 to over 930,000 machines.

Opportunities for additional sales or placements of IGT products in North America are significantly impacted by the machine replacement cycle, legalization of gaming in new jurisdictions, and new property openings or expansions. Legislative actions and the passage of voter referendums are providing new and expanding opportunities in jurisdictions across the US including California, Florida, Indiana, Kansas, Maryland, Pennsylvania, and Washington. We monitor ongoing legislative developments contemplated in several other states including Illinois, Kentucky, Massachusetts, and Texas.

International

IGT offices are located internationally to better serve customer needs and address local regulatory issues.

Our international strategy capitalizes on our North America experience, while customizing products for unique local preferences and regulatory requirements. Our International operations service:

ª

casinos in Asia, Europe, Latin America, Russia, and South Africa

ª

clubs and casinos in Australia and New Zealand

ª

AWP facilities in the UK and continental Europe

ª

pachisuro parlors in Japan

Our international gaming operations installed base has grown substantially since we expanded into Mexico in fiscal 2005. Our online gaming provided from Alderney in the British Channel Islands continues to provide additional growth opportunities. We believe further international opportunities will develop as support grows for legalized gambling as a means of promoting tourism revenues.

OPERATIONAL OVERVIEW

Manufacturing and Suppliers

In addition to our main production facility in Reno, Nevada, we manufacture AWP and UK casino products in the UK and pachisuro machines through a third-party manufacturer in Japan. International casino and club gaming devices are fabricated, whole or in kit form, at our Reno facility. Our manufacturing operations primarily involve the configuration and assembly of electronic components, cables, harnesses, video monitors, and prefabricated parts purchased from outside sources. We also operate facilities for cabinet manufacturing, silkscreen, and digital design.

We use a variety of raw materials to manufacture our gaming devices including metals, wood, plastics, glass, electronic components, and LCD screens. We have a broad base of material suppliers and utilize multi-sourcing practices to ensure component availability. We believe the availability of materials used to manufacture our products is adequate and we are not substantially dependent on any single supplier.

Our Reno facility currently devotes more than 800,000 square feet to product development, manufacturing, warehousing, shipping, and receiving. During the current year, we consolidated several Las Vegas leased facilities into our newly constructed 37-acre central campus, which was completed in fiscal 2008. Maintaining our commitment to quality during fiscal 2008, we renewed our ISO 9001.2000 Quality Management System certification at all of our manufacturing facilities. ISO standards represent an international consensus with respect to the design, manufacture, and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.

We generally carry a significant amount of inventory related to the breadth of our product lines. We reasonably expect to fill our order backlog within the next fiscal year, totaling approximately $351.2 million at October 31, 2008 and $327.6 million at October 31, 2007.

Regulatory Compliance

IGT is dedicated to regulatory compliance worldwide in order to ensure that our products meet requirements in each gaming jurisdiction and that we obtain the necessary approvals and licenses. We conduct business in most jurisdictions where gaming is legal and hold licenses where required.

Employees

As of September 30, 2008, we employed 5,800 individuals worldwide, consisting of 4,800 in North America and 1,000 internationally. In the fourth quarter of fiscal 2008, we began a comprehensive companywide review of our costs and organizational structure to maximize efficiency and align our operating expenses with the current and forecasted business environment. As a part of this effort, in November 2008, we announced a workforce reduction of approximately 8% or 460 positions. For additional discussion concerning cost estimates surrounding our realignment, see MDA—OVERVIEW and MDA—CONSOLIDATED OPERATING RESULTS.

COMPETITION AND PRODUCT DEMAND

A number of factors drive demand for both our and our competitors’ gaming products.

We believe replacement sales are driven by customer strategies to upgrade casino floors with newer games and technologies that combine higher yields with cost savings, convenience, and other benefits. New or emerging technology that provides operators with a favorable return on investment has the ability to accelerate a machine replacement cycle. This technology may come in the form of new machine cabinets with more processing power or new game features that increase player appeal and/or operator profits.

New or expanding casinos generate new product demand and stimulate replacement demand at neighboring casinos that upgrade their games and machines in order to remain competitive. New jurisdictions establishing legalized gaming also create product demand and have contributed to significant growth in the overall installed base of gaming devices during the past few decades.

The market for gaming devices and network systems is highly competitive, constantly evolving, and subject to rapid technological change. We compete in both domestic and international markets and endeavor to create products that are superior in functionality and features, architecture and technological innovations, and customer acceptance and player preference. In addition to creating desirable products, we also strive to maintain an edge in our quality of support and efficient product implementation.

We believe IGT has a competitive advantage as a result of our broad alliances and long history with customers, continued development of systems that enhance operator profitability, financial strength to aggressively invest in R&D, and extensive collection of intellectual properties.

Further, the breadth of our gaming products and the diversity of our innovative game library contribute to our competitive advantage. Our historically high levels of customer service and support, extensive and well-established infrastructure of sales and manufacturing, worldwide recognition, and geographic diversity are competitive assets. We believe our reputation for consistently delivering and supporting quality products will encourage operators to select our products and enable us to maintain our market position.

Our competitors range from small, localized companies to large, multi-national corporations in every jurisdiction in which we conduct business. Our most significant competitors include Aristocrat Leisure Limited, Bally Technologies, Inc., and WMS Industries, Inc.

AVAILABLE INFORMATION

IGT’s principal corporate executive offices are located at:

9295 Prototype Drive

Reno, Nevada 89521

Telephone: (775) IGT-7777

All reporting information filed with or furnished to the SEC is available free of charge through the Investor Relations link on our website at www.IGT.com. Our corporate governance guidelines and charters for our Audit, Compensation, and Nominating and Corporate Governance Committees are also available on our website. This information will be mailed in print form free of charge to any shareholder upon request.

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

ª

licenses and/or permits

ª

findings of suitability for the company, as well as individual officers, directors, major stockholders, and key employees

ª

documentation of qualification, including evidence of financial stability

ª

specific approvals for gaming equipment manufacturers and distributors

Our operating entities and key personnel have obtained or applied for all required government licenses, permits, registrations, findings of suitability, and approvals necessary to manufacture and distribute gaming products in all jurisdictions where we do business. Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction.

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

Responsible Gaming

RG is the industry’s response to problem gambling, and fiscal 2008 marked the 11th anniversary of the IGT Responsible Gaming Program. Corporate social responsibility has taken on a new dimension since the inception of our program. Gaming jurisdictions can suffer negative consequences due to lack of attention to the issue of problem gambling. As our markets expand internationally, so must our understanding of social protections and responsible gaming in different cultures. IGT works closely with new gaming jurisdictions to develop sound responsible gaming policies and guidelines to help ensure programs remain viable over the long term.

As a technology provider to the gaming industry, our approach to responsible gaming differs only slightly from that of the gaming operator, but the objectives are the same:

ª

raise awareness of RG as a positive approach to problem gambling

ª

collaborate with the problem gambling community, others in the industry, our customers, and public policy makers in developing RG practices and programs

ª

educate our employees

ª

support research and treatment

Our experience has taught us that corporate social responsibility must be a cornerstone of any sound gaming program and is vital to sustaining our industry. We support our commitment to RG with funding for numerous federal, state, and local organizations, conferences, and events, including:

ª National Center for Responsible Gaming	ª Problem Gambling Center
ª National Council on Problem Gambling	ª Responsible Gaming Education Week
ª National Problem Gambling Helpline	ª Problem Gambling Awareness Week

Item 1A.

Risk Factors

New products require regulatory approval and may be subject to complex revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components. As our products and transactions change, applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. For example, our deferred revenue increased approximately $38.1 million during the quarter ended September 30, 2008 to a total of $62.1 million. This increase reflected our continued shift toward more multiple element contracts that included systems and software.

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

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables from our customers.

Existing unfavorable domestic and international general economic conditions and higher fuel or other transportation costs reduce disposable income of casino patrons and result in fewer patrons visiting casinos. This decline in disposable income likely results in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and resulted in significant volatility in the credit and equity markets. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations would reduce their resources available to purchase our products and services, which would adversely affect our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges. Furthermore, current unfavorable economic conditions could impact the ability of our customers to make timely payments to us. If that were to occur, we may incur additional provisions for bad debt. For example, during fiscal 2008, our bad debt provisions increased $15.0 million compared to fiscal 2007 related to credit concerns on certain receivables.

A decline in interest rates causes an increase in our jackpot expense which could limit or reduce our future profits.

Changes in prime and/or Treasury and Agency interest rates during a given period cause fluctuations in jackpot expense largely due to the revaluation of future winner liabilities. When rates increase, jackpot liabilities are reduced as it costs less to fund the liability. However, when interest rates decline the value of the liability (and related jackpot expense) increases because the cost to fund the liability increases. For example, our results were materially affected by the 200 bps decline in the prime rate during the second quarter of fiscal 2008. Our results may continue to be negatively impacted by continuing low interest rates or further declines in interest rates, resulting in increased jackpot expense and a reduction of our investment income, which could limit or reduce our future profits.

Our success in the competitive gaming industry depends in large part on our ability to develop and manage frequent introductions of innovative products.

The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Increased competition has negatively impacted, and may continue to negatively impact, our results. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us. For example, our business and results could be adversely affected if we experience delays or problems in our planned introduction of our sbX™ gaming management systems, or if we do not gain market acceptance of these systems.

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

We incorporate security features into the design of our gaming machines and other systems, including those responsible for our online operations, which are designed to prevent us and our patrons from being defrauded. However, there can be no guarantee that such security features will continue to be effective in the future. If our security systems fail to prevent fraud, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud our patrons, the public may lose confidence in our gaming machines and operations.

Our outstanding Senior Convertible Debentures subject us to additional risks.

Our 2.6% Debentures issued in December 2006 contain a net settlement feature. This feature entitles holders of Debentures to receive cash up to $1,000 and shares for any excess conversion value determined in a manner in the indenture governing the Debentures. Consequently, if a significant number of Debentures are converted or redeemed, we would be required to make significant cash payments to the holders who convert their Debentures. Given current market conditions and the recent trading price of our stock, it is likely that Debenture holders will exercise their right to require IGT to redeem the Debentures on December 15, 2009. Our liquidity, financial position, results of operations, and cash flows may be negatively impacted if we are unable to satisfy this obligation with existing capital resources as we may be required to obtain funding with terms that include higher interest rates or additional restrictions.

Our outstanding credit facility subjects us to financial covenants which may limit our flexibility.

Our Senior Credit Facility subjects us to a number of financial covenants, including a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of debt to EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under the Senior Credit Facility to become immediately due and payable. In addition, our interest rate under the Senior Credit Facility can vary based on our public credit rating or our debt to capitalization ratio. Each of these measures may be adversely impacted by current unfavorable economic conditions. The Senior Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry. Additionally, the facility expires in December 2010; if credit markets do not improve prior to that time we may have difficulty refinancing these borrowings or it may be necessary to refinance under less favorable terms. If this occurs, our liquidity, financial position, results of operations and cash flows may be negatively affected.

Investments and development financing loans could adversely impact liquidity or cause us to incur loan losses or record a charge to earnings if our investments become impaired.

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, including locations abroad. Such investment and financing activities subject us to increased credit risk in certain regions, which could be exacerbated by current unfavorable economic conditions or other political or economic instability in those regions. For example, we have investments in CLS, a portion of which have declined in value and resulted in a non-cash write down as described in Note 2 of our Consolidated Financial Statements. Although we have not to date realized any losses associated with our CLS investments, we are monitoring them and will reassess impairment on a quarterly basis. We have in the past and may in the future incur losses on these types of investments and loans. Our results of operations, liquidity or financial position may be negatively impacted if we are unable to collect on loans or benefit from investments we make.

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

North America

Our largest manufacturing facility and corporate offices are located in Reno, Nevada, where we own a 1.2 million square foot facility that houses our manufacturing, cabinet production, silkscreen, engineering, sales, and corporate administrative functions. This facility supports production for all of North America and all international markets, except Japan and the UK. We also lease 147,000 square feet of additional warehousing facilities in Reno under agreements expiring through June 2013.

In fiscal 2008, we completed construction of our new 618,000 square foot Las Vegas campus. This new facility houses our largest sales and service force, as well as warehousing and administrative functions, and its completion allowed us to consolidate several leased facilities. At September 30, 2008, we leased approximately 25,000 square feet of additional administration facilities in Las Vegas under agreements expiring between October 2009 and January 2013. Additionally, we leased approximately 396,000 square feet of warehousing, sales, and service facilities throughout the US and Canada to support local market needs under leases expiring between December 2008 and January 2016.

International

In the UK, we own a 149,000 square foot facility and lease 51,000 square feet under leases expiring through June 2015 to support local manufacturing, sales, and administrative functions. In Australia and New Zealand, we own two facilities with 15,000 square feet and lease 122,000 square feet under agreements expiring through December 2011 used for subassembly, sales, and administration. All other international facilities total 213,000 square feet under leases expiring through February 2013.

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

None

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “IGT.”  The following table presents the high and low prices of our common stock as traded on the NYSE and quarterly cash dividends declared for the last two fiscal years.

	Stock Price High	Stock Price Low	Dividends Declared
Fiscal 2008
First Quarter	$45.72	$40.34	$0.140
Second Quarter	49.41	35.80	0.140
Third Quarter	41.87	24.38	0.140
Fourth Quarter	25.90	15.22	0.145

Fiscal 2007
First Quarter	$46.76	$40.49	$0.130
Second Quarter	48.79	37.89	0.130
Third Quarter	42.00	36.80	0.130
Fourth Quarter	43.34	33.57	0.140

There were approximately 3,250 record holders of IGT’s common stock and the closing price was $9.00 as of November 24, 2008.

IGT’s transfer agent and registrar is:

Wells Fargo Shareowner Services

Manager of Account Administration

161 North Concord Exchange

South St. Paul, MN  55075-1139

(800) 689-8788

Share Repurchases

The purpose of our 1990 common stock repurchase authorization, as amended, is to return value to our shareholders and reduce the number of shares outstanding. We use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date. Our share repurchases for the quarter ended September 30, 2008 are summarized below.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as part of a Publicly Announced Plan	Maximum Number of Shares Still Available for Purchase Under the Plan
(In millions, except per share amounts)
June 29 - July 26, 2008	7.9	$23.9	7.9	11.4
July 27 - August 23, 2008	2.3	21.9	2.3	9.1
August 24 - September 27, 2008	1.4	20.2	1.4	7.7
Total	11.6	$23.0	11.6

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period for our fiscal years ended September 30, 2003 through 2008 in comparison to the Standard and Poor’s 500 Composite Index and our peer group. Our peer group consists of Bally Technologies, Inc., Progressive Gaming International Corporation, Scientific Games Corp., Shuffle Master, Inc., and WMS Industries, Inc. The comparisons are not intended to be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among International Game Technology, The S&P 500 Index, and A Peer Group

	2003	2004	2005	2006	2007	2008
International Game Technology	$100.00	$128.74	$98.22	$153.38	$161.31	$65.65
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
Peer Group	100.00	127.05	160.49	170.68	215.78	152.57

Item 6.

Selected Financial Data

The following should be read in conjunction with Item 7, MDA, and Item 8, Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS

As of and for Years ended September 30,	2008	2007	2006	2005	2004
(In millions, except per share amounts)
Revenues	$2,528.6	$2,621.4	$2,511.7	$2,379.4	$2,484.7
Gross profit	1,419.1	1,480.8	1,371.7	1,190.7	1,319.2
Operating income	659.3	800.3	725.1	663.7	814.3
Income from continuing operations, net of tax (1)	342.5	508.2	473.6	436.5	429.8
Discontinued operations, net of tax (2)	––	––	––	––	58.9
Net income (1, 2)	342.5	508.2	473.6	436.5	488.7

Basic earnings per share (1)
Continuing operations	$1.11	$1.54	$1.41	$1.27	$1.24
Discontinued operations (2)	––	––	––	––	0.17
Net income	1.11	1.54	1.41	1.27	1.41

Diluted earnings per share (1)
Continuing operations	$1.10	$1.51	$1.34	$1.20	$1.17
Discontinued operations (2)	––	––	––	––	0.15
Net income	1.10	1.51	1.34	1.20	1.32

Weighted average shares outstanding
Basic	308.0	330.1	336.8	343.7	346.8
Diluted	310.4	336.1	355.8	370.2	376.3

Cash dividends declared per share	$0.565	$0.530	$0.505	$0.485	$0.420

Cash from operations	$486.5	$821.5	$624.1	$726.4	$623.6
Cash from investing	(365.7)	(296.7)	(234.0)	(215.8)	364.8
Cash from financing (3)	(115.2)	(556.5)	(386.9)	(525.6)	(1,121.7)
Capital expenditures (4)	298.2	344.3	310.5	238.6	210.9
Cash used for share repurchases	779.7	1,118.3	426.7	354.7	129.8

Cash and short-term investment securities (6)	$374.4	$400.7	$589.1	$688.1	$766.7
Working capital (7)	733.4	595.5	129.1	219.6	949.7
Total assets	4,557.4	4,167.5	3,902.7	3,864.4	3,873.0
Notes payable, net (current and non-current) (7, 8)	2,263.1	1,508.6	832.4	811.0	791.9
Jackpot liabilities (current and non-current) (5)	650.7	643.1	546.7	705.8	719.3
Non-current liabilities (8)	2,911.7	2,023.3	614.1	741.1	1,336.4
Stockholders' equity (9)	909.0	1,452.7	2,042.0	1,905.7	1,976.6

———————

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

(8)

Fiscal 2008 and 2007 include additional borrowings on our Senior Credit Facility.

(9)

Reductions in fiscal 2008 and 2007 are primarily attributable to treasury share repurchases.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment. MDA is provided as a supplement to, and should be read in conjunction with, our Item 1, Business, and Item 8, Financial Statements and Supplementary Data.

International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, network systems, licensing, and services. We are a leading supplier of gaming products to the world, providing a diverse offering of quality products and services at competitive prices that are designed to increase the potential for operator profits by serving players better.

Our annual revenues totaled $2.5 billion in fiscal 2008. We operate in two segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. International continues to be a growing contributor at 25% of operating income in fiscal 2008. See BUSINESS SEGMENT RESULTS below and Note 18 of our Consolidated Financial Statements for additional segment information and financial results.

We are currently operating in a difficult domestic environment. The combination of economic uncertainty, lower replacement demand, limited opportunities from new or expanding properties, and improved competition has negatively impacted our North America results. Our gaming operations business has been negatively affected by lower casino play levels which operators have largely attributed to unfavorable economic conditions, as well as declining interest rates which increase jackpot funding costs. In the face of these challenges, we remain focused on strategic initiatives that we believe will maintain our status as a leading provider of innovative gaming products and services.

Our current product development efforts reflect our commitment to the future of gaming industry technology as our business model continues to evolve toward a more systems-centric, networked gaming environment. In support of the networked gaming environment, we released several new machine models during the current year. Initial customer feedback on these models has been positive, and we anticipate replacement demand in fiscal 2009 to exceed 2008 levels. However, the timing and amount of revenues from these releases remains dependent, in part, on our customers’ capital spending, which may continue to be adversely impacted by current economic conditions. We remain on track for initial deployment of our sbX™ applications in 2009, and expect to realize a meaningful financial benefit from sbX™ technology beginning in fiscal 2010 as we further differentiate IGT gaming products by offering operators new ways to engage and interact with players.

We are dependent, in part, on new market opportunities to generate growth. We expect to benefit from a number of new or expansion projects that are currently underway, but the extent and timing of such opportunities remains uncertain due to the difficult credit environment and risk of prolonged economic weakness. The uncertainty and lack of liquidity has led some gaming operators to delay or cancel construction projects; however, we believe market opportunities may develop as credit markets recover and governments consider gaming tax revenues as one means to address budget shortfalls.

In the current year, we saw new openings or expansions in a number of domestic jurisdictions including Indiana, Nevada, Oklahoma, and Pennsylvania. During the first half of the year, California voters approved new tribal compacts for 17,000 additional slot machines, and Florida voters approved 6,000 additional machines for three pari-mutuel facilities in Miami-Dade County. In November 2008, voters in Maryland voted to legalize up to 15,000 gaming machines at five locations in that state. We also expect to benefit from further gaming expansion in international markets, especially in Southeast Asia.

During fiscal 2008 we continued to deploy our capital for strategic business combinations and acquisitions of important technologies and IP. We believe the Cyberview asset purchase and license agreement enabled more immediate access to the fixed odds betting market in the UK, strengthened our IP portfolio and enhanced our sbX™ initiatives. Additionally, we anticipate our acquisition of Million-2-1 will establish new markets and channels for our game content in the mobile gaming business.

We will take a prudent and conservative approach to maintaining our available liquidity while credit market conditions and economic conditions remain unfavorable. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives including investments and alliances to expand our geographic reach, product lines, and customer base. We will judiciously deploy our capital to preserve maximum flexibility.

Amid difficult operating conditions, we are conducting a company-wide strategic review of our costs and organizational structure to maximize efficiency and align our expenses with our current and forecasted business outlook. We anticipate that these efforts will result in quarterly cost reductions ranging from $20.0 million to $25.0 million beginning in the second quarter of fiscal 2009. A large part of our cost-cutting measures relates to workforce reductions that we expect to result in additional charges of $16.0 million to $21.0 million during the first quarter of fiscal 2009. As we move forward in this challenging economic and credit environment, we intend to continuously monitor our costs and make adjustments where necessary and feasible to improve our operating efficiency.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into debt and equity components. Although we are still quantifying the impact, we expect the adoption of this FSP in the first quarter of fiscal 2010 to increase interest expense related to our convertible debentures with a corresponding decrease to diluted EPS.

See Note 1 of our Consolidated Financial Statements for additional information regarding recently issued accounting standards that may impact IGT upon adoption.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in the financial statements and actual results may differ from initial estimates.

We consider the following accounting estimates to be the most critical to fully understand and evaluate our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management discussed the development, selection, and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the Audit Committee of our Board of Directors.

Revenue Recognition

We receive revenues from the distribution of electronic gaming equipment and network systems, as well as licensing and services. Revenues are recognized when all of the following have been satisfied:

ª

persuasive evidence of an arrangement exists

ª

the price to the customer is fixed and determinable

ª

delivery has occurred and any acceptance terms have been fulfilled

ª

no significant contractual obligations remain

ª

collection is reasonably assured

Determining whether these requirements have been met may require us to make assumptions and exercise judgment that could significantly impact the timing and amount of revenue reported each period. In addition, we may enter into arrangements which include multiple elements or deliverables such as gaming devices, software systems, and services. In such cases additional judgments and estimates are necessary to ensure the appropriate amounts of revenue are recorded in a given period. These judgments relate primarily to the allocation of proceeds based on VSOE or third-party evidence of each element’s fair value, and may affect the amounts and timing of revenue recorded. If we are unable to establish VSOE for undelivered elements, we may be required to defer all or a portion of the revenues from certain arrangements.

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues, cost of gaming operations, and cost of product sales. We anticipate an increase in our deferred revenues as we enter into an increasing number of multiple element contracts that include software and more of our product becomes subject to software rules for revenue recognition. Deferred revenue increased to $62.1 million at September 30, 2008 from $28.7 million at September 30, 2007.

Goodwill, Other Intangible Assets, and Royalties

We measure and test goodwill for impairment using the two-step approach under SFAS 142, Goodwill and Other Intangible Assets, at least annually or more often if there are indicators of impairment. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. Our goodwill totaled $1.2 billion at September 30, 2008 and $1.1 billion at September 30, 2007. The last three annual goodwill impairment tests indicate the fair value of each reporting unit is in excess of its carrying value.

In determining the fair value of our reporting units, we apply the income approach using the DCF method. We then compare the implied valuation multiples of a group of comparable competitor gaming companies under the market approach to test the reasonableness of our DCF results. The DCF analysis is based on the present value of two components: the sum of our five year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows are derived from the weighted average cost of capital of a group of comparable companies, considering the size and specific risks of each IGT reporting unit.

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles totaled $248.9 million at September 30, 2008 and $245.5 million at September 30, 2007.

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

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $195.5 million at September 30, 2008 and $104.6 million at September 30, 2007.

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

Jackpot Liabilities and Expenses

A portion of our gaming operations recurring revenue arrangements incorporate IGT paid WAP jackpots for which we recognize corresponding jackpot liabilities and expense. Changes in our estimated amounts for jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of the following factors:

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

Changes in prime and/or Treasury and Agency interest rates during a given period cause fluctuations in jackpot expense largely due to the revaluation of future winner liabilities. The value of the liability (and related jackpot expense) increases when rates decline because it increases the cost to fund the liability. Conversely, when rates increase, jackpot liabilities are reduced as it costs less to fund the liability. Our results may be materially affected by significant changes in interest rates such as the 200 bps decline in the prime rate during the second quarter of fiscal 2008.

Our jackpot liabilities increased to $650.7 million at September 30, 2008 compared to $643.1 million at September 30, 2007. Jackpot expense totaled $160.0 million for fiscal 2008, $164.7 million for fiscal 2007, and $184.9 million in fiscal 2006. The decline in jackpot expense for fiscal 2008 resulted from lower volume and variations in slot play partially offset by unfavorable interest rate movements. Fluctuations between fiscal 2007 and 2006 resulted from variations in slot play, fewer WAP units in service, and interest rate movements.

BUSINESS SEGMENT RESULTS, later in this MDA, discusses additional details regarding the fluctuation in jackpot expense. Note 1 of our Consolidated Financial Statements summarizes our accounting policies related to jackpot liabilities and expense.

Inventory and Gaming Operations Equipment

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we would recognize additional obsolescence charges. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. The increase in inventories to $218.3 million at September 30, 2008 from $144.8 million at September 30, 2007 was primarily related to a build-up in support of the recent release of our newer platforms and cabinets.

We are also required to estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges which would negatively impact gross profit.

Income Taxes

We conduct business globally and are subject to income taxes in US federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain tax positions, and income tax payment timing.

Deferred income taxes reflect temporary differences between the book and tax basis of our assets and liabilities, measured at tax rates expected to apply when taxes are actually paid or recovered. This process involves estimating our current tax position in each jurisdiction, as well as making judgments as to whether our taxable income in future periods will be sufficient to fully realize any deferred tax assets. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. Net deferred tax assets totaled $251.3 million at September 30, 2008 and $208.8 million at September 30, 2007.

In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, during the first quarter of fiscal 2008. This pronouncement provides guidance for recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, we may recognize a tax benefit from an uncertain position if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe is more than 50% likely of being realized upon settlement. We consider many factors when evaluating and estimating our tax positions and related benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our income tax provision may be impacted to the extent that the final outcome of these tax positions differs from amounts recorded. As of September 30, 2008, our net unrecognized tax benefits totaled $87.5 million, $53.4 million of which would impact the effective tax rate if recognized.

The implementation of FIN 48 as of the beginning of fiscal 2008 increased our unrecognized tax benefits and related interest and penalties by $89.9 million, increased deferred tax assets by $55.4 million, and decreased retained earnings by $34.5 million. See Notes 1 and 17 of our Consolidated Financial Statements for additional information about FIN 48 and the impact of adoption.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2008	2007	2006	08 vs 07			07 vs 06
(In millions except units & EPS; pp = percentage point)
Revenues	$2,528.6	$2,621.4	$2,511.7		$(92.8)	-4%	$109.7		4%
Gaming operations	1,337.9	1,361.2	1,251.4		(23.3)	-2%	109.8		9%
Product sales	1,190.7	1,260.2	1,260.3		(69.5)	-6%	(0.1)		––
Machines	794.8	876.0	896.8		(81.2)	-9%	(20.8)		-2%
Non-machine	395.9	384.2	363.5	11.7		3%	20.7		6%

Gross profit	$1,419.1	$1,480.8	$1,371.7		$(61.7)	-4%	$109.1		8%
Gaming operations	778.1	823.0	730.0		(44.9)	-5%	93.0		13%
Product sales	641.0	657.8	641.7		(16.8)	-3%	16.1		3%

Gross margin	56%	56%	55%	-	pp	––	1	pp	2%
Gaming operations	58%	60%	58%	(2	)pp	-3%	2	pp	3%
Product sales	54%	52%	51%	2	pp	4%	1	pp	2%

Units
Gaming operations installed base (1)	60,500	60,100	51,200	400		1%	8,900		17%
Fixed	15,700	14,500	12,000	1,200		8%	2,500		21%
Variable	44,800	45,600	39,200		(800)	-2%	6,400		16%
Machines sold	72,700	105,900	112,000		(33,200)	-31%	(6,100)		-5%

Operating income	$659.3	$800.3	$725.1		$(141.0)	-18%	$75.2		10%

Operating margin	26%	31%	29%	(5	)pp	-16%	2	pp	7%

Net income	$342.5	$508.2	$473.6		$(165.7)	-33%	$34.6		7%

Diluted EPS	$1.10	$1.51	$1.34		$(0.41)	-27%	$0.17		13%

———————

(1) Installed base has been revised to reflect additional international units previously excluded based on a change in management's installed base criteria, increasing fiscal years 2008 and 2007 by 900 units and fiscal 2006 by 1,600 units. Gaming operations revenues and gross profit were not affected by this adjustment.

Fiscal 2008 vs Fiscal 2007

Consolidated net income decreased during the current year compared to fiscal 2007 on lower gaming operations play levels amid unfavorable economic conditions and continued weakness in North America replacement sales demand. Comparability was also significantly affected by:

ª

favorable foreign currency exchange rates’ impact on revenues of $43.9 million

ª

write-downs of investments in unconsolidated affiliates totaling $28.6 million

ª

interest rate declines unfavorably impacting jackpot expense by $25.3 million

ª

prior year gains totaling $22.8 million from hurricane insurance settlements and an airplane sale

Consolidated Gaming Operations

Revenues were down compared to the prior year primarily due to lower play levels in North America. Additionally, our installed base growth is increasingly from stand-alone lease and CDS units which generally provide lower revenues and gross profit per unit compared to WAP units. International revenue and gross profit improvements partially offset declines in North America reflecting the increasing geographic footprint of our gaming operations.

In addition, gross profit and margin were adversely affected by unfavorable interest rate impacts on jackpot expense totaling $25.3 million and technological obsolescence charges of $10.4 million related to the transition toward new products, as well as the prior year hurricane property insurance gain of $5.0 million.

Consolidated Product Sales

Total product sales revenues and gross profit were down from the prior year primarily due to fewer machine shipments across most markets. Gross margin improvements were due to a favorable product and jurisdictional mix, including a greater contribution from non-machine sales. IGT increased systems installations from the prior year by 100, with over 820 systems installed worldwide as of September 30, 2008. Product sales margins are expected to continue to fluctuate depending on the geographic mix and types of products sold.

Fiscal 2007 vs Fiscal 2006

Consolidated total revenue and gross profit improvements for fiscal 2007 were predominantly due to growth in gaming operations. Fiscal 2007 revenues included a favorable foreign currency exchange rate impact of $23.0 million. Total gross profit also benefited from a more favorable product sales mix. Total gross margin increases were the combined result of a greater mix of gaming operations, as well as margin improvements in gaming operations and product sales discussed below.

Significant items affecting comparability included:

ª

fiscal 2007 gains of $17.0 million from our Gulf Coast hurricane insurance settlement and $5.8 million from the sale of a company airplane

ª

fiscal 2006 R&D charges of $11.3 million related to the buyout of a third-party development contract

Consolidated Gaming Operations

Improved revenues and gross profit were primarily the result of growth in our installed base of recurring revenue machines. The most significant year-over-year unit growth was in Mexico, Oklahoma, Florida, and New York.

Gross margin improvements were mainly due to shifts in the composition of our installed base toward a lesser share of WAP units, reduced jackpot expense due to variations in slot play, and a growing population of stand-alone lease and CDS units. Due to the absence of jackpot expense, stand-alone and CDS units contributed to higher margins despite generally lower revenues and gross profit per unit.

Consolidated Product Sales

Total product sales revenues were comparable to fiscal 2006 with North America declines offset by international sales growth, primarily in Japan. Gross profit and margin improvement was due to a greater mix of higher margin non-machine revenues, mostly from machine systems sales which increased 14% over the prior year.

Operating Expenses

				Favorable (Unfavorable)
	2008	2007	2006	08 vs 07		07 vs 06
(In millions)
Selling, general and administrative	$460.1	$397.9	$375.5	$(62.2)	-16%	$(22.4)	-6%
Research and development	223.0	202.2	188.5	(20.8)	-10%	(13.7)	-7%
Depreciation and amortization	76.7	80.4	82.6	3.7	5%	2.2	3%
Total	$759.8	$680.5	$646.6	$(79.3)	-12%	$(33.9)	-5%
Percent of revenues	30%	26%	26%

Fiscal 2008 vs Fiscal 2007

Fiscal 2008 SG&A increases were attributable to current year increases in:

ª

bad debt provisions of $15.0 million related to credit concerns on certain receivables

ª

staffing cost increases of $10.1 million

ª

higher legal and compliance fees of $9.9 million

In addition, comparability of current year SG&A was negatively affected by the fiscal 2007 gains of $12.0 million from Gulf Coast hurricane business interruption insurance settlement and $5.8 million from the sale of a company airplane. Our investment in R&D increased in fiscal 2008 primarily due to additional staffing costs of $17.0 million related to our continuing development of new technology and products, especially recent networked gaming initiatives.

We are conducting a company-wide strategic review to maximize efficiency and align our operating expenses with our current and forecasted business outlook. As part of this effort, we expect to reduce our workforce and begin to realize lower operating expenses in the second quarter of fiscal 2009. As a result of the staffing reductions we expect to incur additional charges ranging from $16.0 million to $21.0 million during the first quarter of fiscal 2009.

Fiscal 2007 vs Fiscal 2006

Fiscal 2007 SG&A increases over fiscal 2006 were attributable to additional staffing costs of $32.8 million in support of business growth initiatives and higher professional fees of $15.0 million, largely related to IP protection and regulatory compliance.

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

Other Income (Expense) and Taxes

				Favorable (Unfavorable)
	2008	2007	2006	08 vs 07		07 vs 06
(In millions; * = not meaningful)
Interest Income	$67.4	$82.0	$65.4	$(14.6)	-18%	$16.6	25%
WAP	32.2	37.1	28.8	(4.9)	-13%	8.3	29%
Other	35.2	44.9	36.6	(9.7)	-22%	8.3	23%

Interest Expense	(100.1)	(77.6)	(50.8)	(22.5)	-29%	(26.8)	-53%
WAP	(28.6)	(31.3)	(23.2)	2.7	9%	(8.1)	-35%
Other	(71.5)	(46.3)	(27.6)	(25.2)	-54%	(18.7)	-68%

Other	(35.8)	0.1	7.2	(35.9)	*	(7.1)	*

Total other income (expense)	$(68.5)	$4.5	$21.8	$(73.0)	*	$(17.3)	*

Income tax provision	$248.3	$296.6	$273.3	$48.3		$(23.3)
Tax rate	42.0%	36.9%	36.6%	(5.2)	pp	(0.3)	pp

WAP interest income and expense related to previous jackpot winners accrete at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

The fluctuation in total other income (expense) for the current year was primarily attributable to:

ª

$28.6 million related to write-downs of our investments in CLS and PGIC

ª

higher interest expense resulting from increased borrowings under our credit facility

ª

reduced interest income due to lower investment balances and interest rates

Fluctuations in our tax rate were partially due to changes in the geographical mix of annual taxable income. The increase in our 2008 tax rate was also impacted by the adoption of FIN 48 and the inability to report a tax benefit for the write-downs on our CLS and PGIC investments. While our future effective tax rates may continue to be volatile due to changes in uncertain tax positions, we anticipate our 2009 tax rate will be lower than the 2008 rate primarily due to the closure of the 2000 and 2001 IRS audits in the first quarter of fiscal 2009, as well as the retroactive extension of the R&D tax credit. See Note 17 of our Consolidated Financial Statements for additional information about FIN 48 and Note 2 of our Consolidated Financial Statements for additional information about the CLS and PGIC investments.

The fiscal 2007 decrease in other income was primarily attributable to higher interest costs on our 2.6% Debentures issued in December 2006 and increased line of credit borrowings, partially offset by higher interest income on receivables and investments. Our NJ WAP VIE trusts also contributed to fluctuations in interest income and interest expense, causing increases in fiscal 2007 due to reconsolidation following the deconsolidation in fiscal 2006. Note 2 of our Consolidated Financial Statements provides further information on these trusts.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each division reflects applicable operating expenses. See Note 18 of our Consolidated Financial Statements for additional business segment information.

North America

				Favorable (Unfavorable)
	2008	2007	2006	08 vs 07		07 vs 06
(In millions except units)
Revenues	$1,912.4	$2,021.7	$1,978.2	$(109.3)	-5%	$43.5	2%
Gaming operations	1,180.8	1,235.0	1,173.8	(54.2)	-4%	61.2	5%
Product sales	731.6	786.7	804.4	(55.1)	-7%	(17.7)	-2%
Machines	432.2	491.6	521.2	(59.4)	-12%	(29.6)	-6%
Non-machine	299.4	295.1	283.2	4.3	1%	11.9	4%

Gross profit	$1,083.4	$1,172.5	$1,122.3	$(89.1)	-8%	$50.2	4%
Gaming operations	688.7	740.7	681.1	(52.0)	-7%	59.6	9%
Product sales	394.7	431.8	441.2	(37.1)	-9%	(9.4)	-2%

Gross margin	57%	58%	57%	(1) pp	-2%	1 pp	2%
Gaming operations	58%	60%	58%	(2) pp	-3%	2 pp	3%
Product sales	54%	55%	55%	(1) pp	-2%	- pp	––

Units
Gaming operations installed base	47,300	49,000	42,600	(1,700)	-3%	6,400	15%
Fixed	6,800	6,500	5,400	300	5%	1,100	20%
Variable	40,500	42,500	37,200	(2,000)	-5%	5,300	14%
Machines sold	35,000	43,000	51,100	(8,000)	-19%	(8,100)	-16%

Operating income	$614.5	$769.7	$744.3	$(155.2)	-20%	$25.4	3%

Operating margin	32%	38%	38%	(6) pp	-16%	- pp	––

Fiscal 2008 vs Fiscal 2007

North America operating results during the current year were unfavorably affected by lower gaming operations play levels and interest rate declines in the midst of the current economic downturn, as well as continued softness in replacement demand. Operating income was also down compared to the prior year periods due to higher operating expenses as previously discussed.

North America Gaming Operations

Gaming operations revenues and gross profit declined from the prior year periods due to lower play levels, as well as the continued shift in our installed base. Declines in our installed base related to reductions in the Florida and California Class II markets as they transitioned to Class III for-sale games were partially offset by increases in Alabama.

With approximately 85% of our installed base made up of variable fee units, a significant portion of our revenues fluctuate directly with casino play levels. Thus, the declines in gaming revenue reported for most US jurisdictions adversely affected our gaming operations during the year. In addition, our increasing mix of stand-alone lease and CDS units compared to WAP units also contributed to the decline in revenues. These non-WAP units generally provide lower revenues and gross profit mainly because they carry no IGT sponsored jackpots.

Gaming operations gross profit and margin also declined due to the impact of lower interest rates on jackpot expense, technological obsolescence charges of $5.3 million, and the prior year gain of $5.0 million from hurricane property insurance.

Jackpot expense was negatively impacted compared to fiscal 2007 by $25.3 million due to declining interest rates. Interest rates declined throughout fiscal 2008, with the most significant impact resulting from the 200 bps decline in the prime rate during the second quarter. The additional cost due to interest rates was more than offset by reduced play levels, fewer WAP units, and variations in slot play, for a net decrease to jackpot expense of $4.7 million compared to last year.

See MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses for additional details regarding the factors affecting jackpot expense.

North America Product Sales

Product sales revenues and gross profit were down compared to fiscal 2007 primarily due to fewer units on low replacement demand, partially offset by higher IP royalties. Machine revenues reflect an increase in the mix of our premium-priced AVP®, which partially offset the effect of fewer units sold compared to the prior year. The decline in gross margin is primarily attributable to the increased share of AVP® machines which provide higher gross profit, but lower margins.

The continued decline in unit shipments is mainly attributable to low replacement demand. The current economic conditions in North America have exacerbated the slump in demand as declining gaming revenues have caused gaming operators to defer capital spending on replacement machines, as well as new or expanded properties. New unit shipments were 19,000 during fiscal 2008 compared to 20,500 in the prior year. Replacement sales consisted of 16,000 units during the current year compared to 22,500 in fiscal 2007.

Fiscal 2007 vs Fiscal 2006

North America operating results improved in fiscal 2007 mainly due to growth in the installed base of recurring revenue games, offsetting fewer machine sales.

North America Gaming Operations

Improvements in North America gaming operations revenues and gross profit were primarily the result of installed base growth. The most significant incremental placements occurred in Oklahoma, Florida, and New York.

Gaming operations gross margins in North America also improved during fiscal 2007 due to lower WAP jackpot expense and changes in the installed base mix toward more non-WAP units. Although these non-WAP units typically provide lower revenues and gross profit per unit, they provided higher margins due to the absence of jackpot expense. Jackpot expense decreased $20.2 million due to a decline of $23.9 million in slot play variations and to a lesser extent fewer WAP units. These decreases were partially offset by interest rate movements. Gross profit and margin during fiscal 2007 also benefited from the $5.0 million hurricane property insurance gain.

North America Product Sales

Product sales declined in fiscal 2007 as a result of fewer unit sales, partially offset by higher pricing, including AVP® machines, and a greater mix of higher margin non-machine sales. The product mix included higher contributions from our AVP® models, as well as increased gaming systems and license fees. Lower unit sales resulted mainly from reduced demand following the cashless replacement cycle coupled with the anticipation of new technology offerings related to server-based gaming. Shipments included replacement units of 22,500 in fiscal 2007 versus 36,200 units in fiscal 2006, and 20,500 new units in fiscal 2007 compared to 14,900 in the prior year.

International

				Favorable (Unfavorable)
	2008	2007	2006	08 vs 07		07 vs 06
(In millions except units)
Revenues	$616.2	$599.7	$533.5	$16.5	3%	$66.2	12%
Gaming operations	157.1	126.2	77.6	30.9	24%	48.6	63%
Product sales	459.1	473.5	455.9	(14.4)	-3%	17.6	4%
Machines	362.6	384.4	375.6	(21.8)	-6%	8.8	2%
Non-machine	96.5	89.1	80.3	7.4	8%	8.8	11%
Gross profit	$335.7	$308.3	$249.4	$27.4	9%	$58.9	24%
Gaming operations	89.4	82.3	48.9	7.1	9%	33.4	68%
Product sales	246.3	226.0	200.5	20.3	9%	25.5	13%
Gross margin	54%	51%	47%	3 pp	6%	4 pp	9%
Gaming operations	57%	65%	63%	(8) pp	-12%	2 pp	3%
Product sales	54%	48%	44%	6 pp	13%	4 pp	9%
Units
Gaming operations installed base (1)	13,200	11,100	8,600	2,100	19%	2,500	29%
Fixed	8,900	8,000	6,600	900	11%	1,400	21%
Variable	4,300	3,100	2,000	1,200	39%	1,100	55%
Machines sold	37,700	62,900	60,900	(25,200)	-40%	2,000	3%
Operating income	$167.6	$159.8	$111.2	$7.8	5%	$48.6	44%
Operating margin	27%	27%	21%	- pp	––	6 pp	29%

———————

(1) Installed base has been revised to reflect additional units previously excluded based on a change in management's installed base criteria, increasing fiscal years 2008 and 2007 by 900 units and fiscal 2006 by 1,600 units. Gaming operations revenues and gross profit were not affected by this adjustment.

Fiscal 2008 vs Fiscal 2007

International operating results improved during fiscal 2008 as favorable foreign currency rates, continued growth in gaming operations and a favorable mix of product sales offset declines in sales to Japan and the UK. Current year revenues benefited $34.4 million from favorable foreign currency exchange rates. Total gross margin increased as improvements in product sales outweighed gaming operations declines. Operating income for the current year also included higher operating expenses, primarily bad debt provisions.

Improvements in gaming operations revenues and gross profit during the current year were mainly due to increased internet gaming and other non-installed base revenues, including leased equipment, casino-owned units and Japan rentals. Improved performance in Latin America and a higher average installed base also contributed to increased revenues. Installed base growth was mainly in the UK and included 800 units from the fourth quarter acquisition of Cyberview. Fiscal 2008 gaming operations gross profit and margins were negatively impacted by $5.1 million in technological obsolescence charges; gross margin was also down due to the additional contribution from new, lower-margin internet gaming products, Japan rentals and a shift to lower-margin units in the UK.

Product sales revenues were down during the current year due to fewer unit shipments, primarily in Japan. During fiscal 2008, we realized improvements in product sales gross profit compared to the prior year as our higher-priced, higher-margin jurisdictions more than offset declines from the lower-priced, lower-margin markets of Japan and the UK. Additionally, non-machine sales increased compared to fiscal 2007 with increased sales of parts and systems. Margin improvement was attributable mainly to the favorable mix of non-machine sales, as well as fewer low margin units sold in Japan.

Fiscal 2007 vs Fiscal 2006

International division improvements during fiscal 2007 were due to growth in gaming operations, as well as product sales. Fiscal 2007 revenues included a favorable foreign currency exchange rate impact of $21.1 million.

Higher gaming operations revenues and gross profit resulted from a higher international installed base of recurring revenue games. Year-over-year placement increases were most significant in Mexico, with an installed base of 7,500 CDS units at September 30, 2007 compared to 5,100 at September 30, 2006.

Growth in fiscal 2007 product sales revenues and gross profit was primarily due to additional machines sold in Japan and Asia, as well as increased systems sales and conversions, partially offset by fewer UK machine sales. We sold an additional 16,000 machines in Japan related to the market transition to Reg-5 gaming, which was required by September 30, 2007. Gross profit also improved due to reduced costs, most significantly in Europe.

Product sales gross margin during fiscal 2007 improved because of increased contributions from higher yielding markets, mostly Europe, offsetting lower margin sales in Japan.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At September 30, 2008, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and the $1.2 billion available on our Senior Credit Facility. Other sources of capital include, but are not limited to, the issuance of public or private placement debt, foreign credit facilities and the issuance of equity securities. However, due to current unfavorable conditions in the credit and capital markets, there can be no assurance that these additional sources of capital will be available to us on terms that are acceptable to us or at all. Based on past performance and current expectations, we believe the combination of these resources will satisfy our working capital needs, jackpot liabilities, capital expenditures, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are amounts available only for funding jackpot winner payments.  As of September 30, 2008, we have sufficient cash and investments, inclusive of restricted amounts, to satisfy our jackpot liabilities. Unrestricted cash and equivalents and marketable securities are summarized below.

			Increase
September 30,	2008	2007	(Decrease)
(In millions)
Cash and equivalents	$266.4	$261.3	$5.1
Short-term investment securities	––	51.3	(51.3)
Total	$266.4	$312.6	$(46.2)

The decrease in total unrestricted cash and investments at September 30, 2008 was primarily related to increased restricted cash needs and the reclassification of our remaining ARS investments to non-current.

At September 30, 2008, we held long-term investment securities totaling $19.6 million which consisted of AAA rated ARS, collateralized by student loans guaranteed by the US government. As a result of auction failures in early 2008, these investments are not currently trading and have no readily determinable market value. There has been no interruption in interest receipts on these investments and we have the ability to hold them until the market recovers. Additionally, in November 2008, we accepted ARS Rights offered by our broker entitling us to sell our ARS at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. Based on our assessment of fair value, we have recorded a temporary impairment of $2.0 million to other comprehensive income. See Note 6 of our Consolidated Financial Statements for additional information about our ARS.

Working capital increased to $733.4 million at September 30, 2008 from $595.5 million at September 30, 2007, primarily due to an increase in inventory related to our newly released machine models and additional current deferred tax assets.

Cash Flows Summary

				Favorable (Unfavorable)
	2008	2007	2006	08 vs 07	07 vs 06
(In millions)
Operations	$486.5	$821.5	$624.1	$(335.0)	$197.4
Investing	(365.7)	(296.7)	(234.0)	(69.0)	(62.7)
Financing	(115.2)	(556.5)	(386.9)	441.3	(169.6)
Effects of exchange rates	(0.5)	(1.6)	2.5	1.1	(4.1)
Net Change	$5.1	$(33.3)	$5.7	$38.4	$(39.0)

Operating Cash Flows

Reduced operating cash flows during fiscal 2008 compared to fiscal 2007 were primarily the result of lower net income, increased inventories, additional prepayments of $80.0 million to secure long-term licensing rights, and increases in receivables.

The increase in inventory resulted in a $83.0 million reduction to operating cash flows during fiscal 2008. Inventory turns for the trailing twelve months ended September 30, 2008 decreased to 2.5 versus 4.2 at September 30, 2007, impacted mostly by inventory build-up related to the release of newer and more costly platforms and cabinets.

The increase in operating receivables resulted in a reduction to fiscal 2008 operating cash flows of $76.8 million. Average days sales outstanding for the trailing twelve months at September 30, 2008 increased to 98 days from 79 days in fiscal 2007, primarily due to the issuance of additional long-term customer contracts and loan financing.

Fiscal 2007 operating cash flows improved over fiscal 2006 primarily due to lower pre-payments for licensing rights and reduced inventory levels, as well as improved net income.

Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements.

Investing Cash Flows

During fiscal 2008, we liquidated our restricted ARS and converted the proceeds into restricted cash resulting in higher cash used for investing activities. Cash used for investing also increased during the current year due to lower proceeds from the sale of investment securities, partially offset by a decline in capital expenditures.

Reduced capital expenditures, summarized below, during fiscal 2008 were primarily attributable to the completion of our Las Vegas campus construction project and the purchase of a corporate airplane in fiscal 2007. Higher capital expenditures in fiscal 2007 compared to fiscal 2006 were related to the Las Vegas campus construction and the corporate airplane purchase.

				Increase (Decrease)
Capital Expenditures	2008	2007	2006	08 vs 07	07 vs 06
(In millions)
Property, plant and equipment	$92.5	$134.1	$83.1	$(41.6)	$51.0
Gaming operations equipment	190.6	194.4	202.9	(3.8)	(8.5)
Intellectual property	15.1	15.8	24.5	(0.7)	(8.7)
Total capital expenditures	$298.2	$344.3	$310.5	$(46.1)	$33.8

During the year, we made significant investments in gaming technologies with payments of:

ª

$71.9 million, net of cash acquired, to purchase substantially all of the assets and licensing rights to certain IP of Cyberview, a UK based provider of server-based downloadable gaming systems

ª

$29.0 million for debt or equity interests in PGIC and WDG

ª

$9.4 million, net of cash acquired, to purchase the UK based mobile gaming firm Million-2-1

Investing cash used in fiscal 2007 included investments in CLS of $105.6 million, as well as the business acquisitions of DigiDeal for $18.8 million and VCAT for $18.4 million, net of cash acquired. Fiscal 2006 included an equity investment of $56.0 million in WDG.

Financing Cash Flows

The reduction in cash used for financing during the current year was primarily due to less cash used for share repurchases compared to fiscal 2007, as well as greater net debt proceeds with increased line of credit borrowings on our senior credit facility.

Increased net cash used for financing activities in fiscal 2007 was primarily due to additional share repurchases compared to fiscal 2006. Fiscal 2006 included proceeds from the cash settlement of a SSR prepaid in fiscal 2005. Net proceeds from our convertible debt refinancing and senior credit facility borrowings partially offset additional share repurchases in fiscal 2007.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost, and volume objectives.

Common Stock Repurchases	2008	2007	2006
(In millions)
Shares	25.5	28.2	11.7
Aggregate cost	$779.7	$1,118.5	$426.7

Due to the current instability of global credit markets, our future share repurchase levels will be balanced with maintaining sufficient liquidity to provide flexibility in this volatile environment. Our remaining repurchase authorization totaled 7.7 million shares as of November 24, 2008.

Credit Facilities and Indebtedness (See Note 11 of our Consolidated Financial Statements)

During fiscal 2008, we increased the outstanding balance on our revolving lines of credit by $754.8 million, largely for the purpose of repurchasing IGT common stock. Borrowings on our credit facilities totaled $1.4 billion at September 30, 2008 with additional availability of $1.2 billion on our senior credit facility, which expires in December 2010, and $63.8 million on foreign credit facilities.

On December 20, 2006, we issued $900.0 million principal amount of 2.6% Convertible Debentures due 2036. The debentures pay interest semi-annually in June and December. Due to the holders’ put right to require IGT to redeem the Debentures on December 15, 2009, they will be reclassified to current liabilities in the first quarter of fiscal 2009.

Given current market conditions and the recent trading price of our common stock, we believe it is likely that holders will exercise this put right and we may be required to redeem the outstanding Debentures during the first quarter of fiscal 2010. We believe our cash on hand, operating cash flows and remaining capacity on our senior credit facility will provide the necessary capital if we are required to redeem the Debentures. In addition, we believe our credit rating, balance sheet, and operations should facilitate our ability to access additional capital through the credit markets, if needed. Our ability to access, if needed, the credit markets on terms acceptable or at all will be subject to market conditions existing at that time.

We may use open market, privately negotiated, or structured transactions to repurchase our 2.6% Debentures depending on market conditions and other factors. Between September 30, 2008 and November 24, 2008, we repurchased 70,600 outstanding Debentures with a $1,000 par value.

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

Financial Condition

			Increase
September 30,	2008	2007	(Decrease)
(In millions)
Assets	$4,557.4	$4,167.5	$389.9
Liabilities	3,648.4	2,714.8	933.6
Stockholders' equity	909.0	1,452.7	(543.7)

Assets increased primarily due to higher receivables on current period sales and increased development financing, additional licensing arrangements, and a build-up of inventory related to the release of our new machine models. Liabilities increased primarily as a result of additional net borrowings discussed above and the adoption of FIN 48. See Note 17 of our Consolidated Financial Statements for additional information about the adoption of FIN 48.

Stockholders’ equity decreased during fiscal 2008 due to share repurchases, dividends paid and the adoption of FIN 48, partially offset by current period earnings and APIC related to employee stock plans. Although total stockholders’ equity was unaffected by the retirement of 400.0 million treasury shares in December 2007, it decreased treasury stock by $3.7 billion, APIC by $0.9 billion and retained earnings by $2.8 billion.

Contractual Obligations and Commercial Commitments (1)

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2008 with the expected effect on our future liquidity and cash flows.

	Payments due by fiscal years
	Total	2009	2010 to 2011	2012 to 2013	2014 and thereafter
(In millions)
Debt (2)	$2,263.1	$16.0	$2,247.1	$––	$––
Interest and fees on debt (2)	140.5	73.3	67.2	––	––
Letters of credit (2)	4.1	4.1	––	––	––
Previous and future winner payments (3)	836.4	189.7	147.2	121.7	377.8
Licenses, royalties & IP rights (4)	81.8	46.4	34.1	0.7	0.6
Employment contracts	12.2	6.1	6.1	––	––
Operating leases (4)	43.2	13.2	20.1	8.7	1.2
Open purchase orders	155.8	154.9	0.9	––	––
IGT Synergy Holding Ltd. (5)	13.5	6.2	7.3	––	––
Acquisition commitments (6)	13.8	8.0	5.8	––	––
Unfunded loans (7)	116.0	103.8	12.2	––	––
Totals	$3,680.4	$621.7	$2,548.0	$131.1	$379.6

———————

(1)

We have net liabilities related to unrecognized tax benefits of $138.8 million, including interest and penalties, which are excluded from the table above as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We expect these liabilities to decline by $25.8 million with cash settlement of up to $19.0 million, including interest, within the next twelve months due to closure of US federal income tax audits for the periods 2000 and 2001. See Note 17 of our Consolidated Financial Statements related to unrecognized tax benefits.

(2)

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

(3)

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

(4)

Unconditional amounts payable for licenses, royalties, and IP were recorded as liabilities at September 30, 2008. Royalties contingent on future game sales or placements are not included in the table above. See Note 12 of our Consolidated Financial Statements for additional information regarding operating leases.

(5)

IGT Synergy Holding Ltd., represents our unconditional commitment to contribute capital in our investment in the unconsolidated affiliate. See Note 2 of our Consolidated Financial Statements for additional information related to our joint venture with CLS.

(6)

In connection with our acquisition of M-2-1 in June 2008, we committed to pay earn-out consideration up to a maximum of $13.8 million, based on current exchange rates, payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. See Note 5 of our Consolidated Financial Statements for additional information about this acquisition.

(7)

Unfunded loans represent amounts yet to fund under development financing arrangements with select customers to finance new or expanding gaming facilities. See Note 1 and 9 of our Consolidated Financial Statements for additional information regarding facility notes.

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

It is not possible to determine the maximum potential obligations under these indemnification undertakings due to the unique facts and circumstances involved in each particular agreement. Such indemnification undertakings may not be subject to maximum loss clauses. Historically, we have not incurred material costs related to indemnification obligations.

We do not expect any material losses from, nor are we dependent on off-balance sheet arrangements to fund our operations. We describe additional off-balance sheet arrangements in Note 16 of our Consolidated Financial Statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to minimize our market risk exposure resulting from fluctuations in foreign exchange rates and interest rates. The primary business objective of our hedging program, as defined in our corporate risk management policy, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. The counterparties to these instruments are major commercial banks. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Risk

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

Hedging

Excluding our investment in CLS discussed below, our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency totaled $51.4 million at September 30, 2008 and $73.9 million at September 30, 2007. The notional amount of foreign currency contracts hedging this exposure totaled $43.4 million at September 30, 2008 and $63.6 million at September 30, 2007.

Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. Generally, these exchange gains and losses should be offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains or losses from unhedged foreign currency exposures.

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include the British pound, Australian dollar, Japanese yen, Euro, South African rand, and Canadian dollar. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $24.4 million at September 30, 2008 versus $21.3 million at September 30, 2007. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

We define interest rate risk as the potential change in earnings resulting from a hypothetical 100 bps adverse change in applicable interest rates.

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit by approximately $14.4 million in fiscal 2008 and $15.0 million in fiscal 2007 due to corresponding increases in jackpot expense. Fiscal 2008 gross profit and margin were adversely affected by unfavorable interest rate impacts on jackpot expense totaling $25.3 million. We do not currently manage this exposure with derivative financial instruments.

Senior Credit Facility

Fluctuations in LIBOR due to changes in market and other economic conditions directly impact our interest expense on our senior credit facility. We estimate that a hypothetical increase of 100 bps in interest rates on amounts outstanding would have increased our interest expense by approximately $13.5 million in fiscal 2008 and $6.0 million in fiscal 2007. We do not currently manage this exposure with derivative financial instruments. See Note 11 of our Consolidated Financial Statements for additional information about our senior credit facility.

Convertible Debentures

The fair value of our Debentures is affected by changes in the price of IGT stock and changes in interest rates. Typically, the fair value of our Debentures increases and decreases directionally with like movements in our stock price. In general, the fair value of an investment in a fixed interest rate debt instrument increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of our Debentures, however, these changes had no material effect on our financial position, cash flows or results of operations as of September 30, 2008.

We estimate the fair value of our 2.6% Debentures at September 30, 2008 totaled $846.0 million versus $895.5 million at September 30, 2007. See Note 11 of our Consolidated Financial Statements for additional information about our 2.6% Debentures and the redemption of our 1.75% Debentures.

Investment in CLS

The value of our CLS investments are affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The estimated fair value of our equity investment in CLS stock declined to $12.2 million and we recorded a loss of $21.4 million at September 30, 2008.  The estimated fair value was $43.4 million at September 30, 2007.

Additionally, our investment in the CLS 4% convertible note is subject to interest rate risk and volatility in CLS stock prices. Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise. The fair value of convertible notes increases as stock price volatility increases. The CLS note had an estimated fair value of $72.4 million at September 30, 2008 versus $78.0 million at September 30, 2007. We are using 5-year forward contracts with an aggregate notional amount of $49.9 million at September 30, 2008 to mitigate foreign currency risk on approximately 70% of the note. See Note 2 of our Consolidated Financial Statements for additional information about our CLS investments.

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

International Game Technology

Reno, Nevada:

We have audited the accompanying consolidated balance sheets of International Game Technology and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. We have also audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 17 to the consolidated financial statements, on October 1, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which changed its method of accounting for income tax uncertainty. As discussed in Notes 1 and 4 to the consolidated financial statements, on October 1, 2005, the Company adopted SFAS 123R, Share-Based Payment, which changed its method of accounting for share-based compensation.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

November 25, 2008

CONSOLIDATED INCOME STATEMENTS

Years ended September 30,	2008	2007	2006
(In millions, except per share amounts)
Revenues
Gaming operations	$1,337.9	$1,361.2	$1,251.4
Product sales	1,190.7	1,260.2	1,260.3
Total revenues	2,528.6	2,621.4	2,511.7
Costs and operating expenses
Cost of gaming operations	559.8	538.2	521.4
Cost of product sales	549.7	602.4	618.6
Selling, general and administrative	460.1	397.9	375.5
Research and development	223.0	202.2	188.5
Depreciation and amortization	76.7	80.4	82.6
Total costs and operating expenses	1,869.3	1,821.1	1,786.6
Operating income	659.3	800.3	725.1
Other income (expense)
Interest income	67.4	82.0	65.4
Interest expense	(100.1)	(77.6)	(50.8)
Other	(35.8)	0.1	7.2
Total other income (expense)	(68.5)	4.5	21.8
Income before tax	590.8	804.8	746.9
Income tax provision	248.3	296.6	273.3
Net income	$342.5	$508.2	$473.6

Basic earnings per share	$1.11	$1.54	$1.41

Diluted earnings per share	$1.10	$1.51	$1.34

Cash dividends declared per share	$0.565	$0.530	$0.505

Weighted average shares outstanding
Basic	308.0	330.1	336.8
Diluted	310.4	336.1	355.8

See accompanying notes

CONSOLIDATED BALANCE SHEETS

September 30,	2008	2007
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$266.4	$261.3
Investment securities	––	51.3
Restricted cash and investments	108.0	88.1
Accounts receivable, net	436.8	412.1
Current maturities of notes and contracts receivable, net	93.5	91.0
Inventories	218.3	144.8
Jackpot annuity investments	67.5	66.5
Deferred income taxes	115.8	58.2
Prepaid expenses and other	163.8	113.7
Total current assets	1,470.1	1,287.0
Notes and contracts receivable, net	148.2	63.6
Property, plant and equipment, net	590.9	567.4
Jackpot annuity investments	423.4	441.5
Intangible assets, net	248.9	245.5
Goodwill	1,158.5	1,116.6
Deferred income taxes	136.9	150.6
Other assets	380.5	295.3
	$4,557.4	$4,167.5
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current maturities of notes payable	$16.0	$5.6
Accounts payable	105.7	121.1
Jackpot liabilities	189.7	170.7
Accrued income taxes	15.3	49.5
Dividends payable	42.9	44.4
Accrued employee benefits	64.7	81.6
Other accrued liabilities	302.4	218.6
Total current liabilities	736.7	691.5
Notes payable, net of current maturities	2,247.1	1,503.0
Non-current jackpot liabilities	461.0	472.4
Other liabilities	203.6	47.9
	3,648.4	2,714.8
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized;
334.9 and 731.4 issued; 294.7 and 316.9 outstanding	0.1	0.1
Additional paid-in capital	1,262.0	2,040.3
Treasury stock at cost: 40.2 and 414.5 shares	(798.5)	(3,722.1)
Retained earnings	443.5	3,108.4
Accumulated other comprehensive income	1.9	26.0
	909.0	1,452.7
	$4,557.4	$4,167.5

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30,	2008	2007	2006
(In millions)
Operations
Net income	$342.5	$508.2	$473.6
Adjustments:
Depreciation, amortization, and asset charges	286.0	265.5	235.4
Discounts and deferred issuance costs	5.3	10.5	14.7
Share-based compensation	38.4	35.7	37.0
Bad debt provisions	9.0	(6.0)	(0.5)
Inventory obsolescence	22.6	10.1	19.5
(Gain) loss on fixed assets	(21.0)	(6.5)	(2.4)
Loss on investments	28.6	––	––
Property insurance gains	––	(5.0)	––
Changes in operating assets and liabilities, excluding
acquisitions and VIE consolidations/deconsolidations:
Receivables	(76.8)	(22.8)	(44.5)
Inventories	(83.0)	23.2	(21.3)
Accounts payable and accrued liabilities	(3.0)	36.6	21.4
Jackpot liabilities	(22.3)	(47.2)	(49.4)
Income taxes, net of employee stock plans	23.7	10.8	13.6
Excess tax benefits from employee stock plans	(15.1)	(17.2)	(33.6)
Other current assets	(8.4)	3.2	(24.9)
Other non-current assets	(40.0)	22.4	(14.5)
Cash from operations	486.5	821.5	624.1

Investing
Capital expenditures	(298.2)	(344.3)	(310.5)
Investment securities, net	87.4	147.6	74.8
Jackpot annuity investments, net	45.7	29.4	27.8
Changes in restricted cash	(77.3)	12.4	17.6
Loans receivable cash advanced	(63.6)	(37.5)	(3.9)
Loans receivable payments received	20.5	18.8	11.2
Investments in unconsolidated affiliates	(30.0)	(105.6)	(56.0)
Business acquisitions, net of cash acquired	(84.3)	(37.2)	(3.9)
Proceeds from assets sold	34.1	13.7	8.9
Property insurance proceeds	––	6.0	––
Cash from investing	(365.7)	(296.7)	(234.0)

Financing
Debt repayments	(328.3)	(792.7)	(34.4)
Debt proceeds	1,082.4	1,463.1	46.8
Debt issuance costs	––	(17.5)	(7.6)
Employee stock plan proceeds	70.9	65.5	91.4
Excess tax benefits from employee stock plans	15.1	17.2	33.6
Dividends paid	(175.6)	(173.8)	(168.9)
Share repurchases	(779.7)	(1,118.3)	(426.7)
Structured share repurchase transactions	––	––	78.9
Cash from financing	(115.2)	(556.5)	(386.9)

Foreign exchange rates effect on cash	(0.5)	(1.6)	2.5

Net change in cash and equivalents	5.1	(33.3)	5.7

Beginning cash and equivalents	261.3	294.6	288.9

Ending cash and equivalents	$266.4	$261.3	$294.6

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of product sales and cost of gaming operations.

Years ended September 30,	2008	2007	2006
(In millions)
Investment securities
Purchases	$(30.1)	$(838.5)	$(674.0)
Proceeds from sales	117.5	986.1	748.8
Net	$87.4	$147.6	$74.8

Jackpot funding
Change in jackpot liabilities	$(22.3)	$(47.2)	$(49.4)

Jackpot annuity purchases	(21.4)	(35.6)	(18.3)
Jackpot annuity proceeds	67.1	65.0	46.1
Net change in jackpot annuity investments	45.7	29.4	27.8
Net jackpot funding	$23.4	$(17.8)	$(21.6)

Capital expenditures
Property, plant and equipment	$(92.5)	$(134.1)	$(83.1)
Gaming operations equipment	(190.6)	(194.4)	(202.9)
Intellectual property	(15.1)	(15.8)	(24.5)
Total	$(298.2)	$(344.3)	$(310.5)

Payments
Interest	$61.3	$26.7	$15.4
Income taxes	222.5	287.6	262.3

Non-cash investing and financing items:
Accrued capital asset additions	$8.4	$9.0	$20.0

Business acquisitions/purchase price adjustments
Fair value of assets	$116.9	$45.8	$2.8
Fair value of liabilities	32.6	8.6	(1.1)

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30,	2008	2007	2006
(In millions)
Common stock
Shares issued
Beginning shares	731.4	720.5	712.8
Employee stock plans	3.5	3.6	7.6
Debentures converted	––	7.3	0.1
Treasury share retirement	(400.0)	––	––
Ending shares	334.9	731.4	720.5
Ending balance	$0.1	$0.1	$0.1
Additional paid-in capital
Beginning balance	$2,040.3	$1,864.2	$1,623.6
Employee stock plans
Proceeds	70.9	65.5	91.4
Share-based compensation	38.4	35.7	37.0
Tax benefit	18.0	26.2	43.1
FAS 123R adoption adjustment	––	––	(11.4)
Structured share repurchase transactions	––	––	78.9
Debentures converted	––	48.7	1.6
Treasury share retirement	(905.6)	––	––
Ending balance	$1,262.0	$2,040.3	$1,864.2
Treasury stock
Beginning balance	$(3,722.1)	$(2,603.6)	$(2,176.9)
Treasury shares acquired	(779.7)	(1,118.5)	(426.7)
RSA forfeitures	(1.0)	––	––
Treasury share retirement	3,704.3	––	––
Ending balance	$(798.5)	$(3,722.1)	$(2,603.6)
Deferred compensation
Beginning balance	$––	$––	$(11.4)
FAS 123R adoption adjustment	––	––	11.4
Ending balance	$––	$––	$––
Retained earnings
Beginning balance	$3,108.4	$2,774.9	$2,471.1
Dividends declared	(174.2)	(174.7)	(169.8)
Net income	342.5	508.2	473.6
FIN 48 adoption adjustment	(34.5)	––	––
Treasury share retirement	(2,798.7)	––	––
Ending balance	$443.5	$3,108.4	$2,774.9
Accumulated other comprehensive income (loss)
Beginning balance	$26.0	$6.4	$(0.8)
Other comprehensive income (loss)	(24.1)	19.6	7.2
Ending balance	$1.9	$26.0	$6.4
Unrealized gains on securities	$(3.3)	$3.9	$––
Foreign currency translation	5.2	22.1	6.4
Comprehensive income (loss)
Net income	$342.5	$508.2	$473.6
Other comprehensive income (loss)
Unrealized holding gain (loss)	(10.2)	6.3	(0.2)
Income tax (provision) benefit	3.0	(2.4)	––
Foreign currency translation	(16.9)	15.7	7.9
Income tax (provision) benefit	––	––	(0.5)
Total comprehensive income	$318.4	$527.8	$480.8
See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements are prepared in accordance with SEC requirements and include the accounts of International Game Technology and all majority-owned or controlled subsidiaries and VIEs of which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, all fiscal periods are presented as ending on the calendar month end. Accordingly, this report presents the following periods:

Fiscal Year End
Actual	Presented as
September 27, 2008	September 30, 2008
September 29, 2007	September 30, 2007
September 30, 2006	September 30, 2006

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates, judgments, and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Our most significant estimates include revenue recognition, goodwill, other intangible assets, prepaid and deferred royalties, jackpot liabilities, inventory obsolescence, income taxes, share-based compensation, and bad debt.  We evaluate our estimates on a regular basis and actual results may differ from initial estimates.

Revenue Recognition

We recognize revenues when all of the following have been satisfied:

ª

persuasive evidence of an arrangement exists

ª

the price to the customer is fixed and determinable

ª

delivery has occurred and any acceptance terms have been fulfilled

ª

no significant contractual obligations remain

ª

collection is reasonably assured

Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

Gaming Operations

Gaming operations revenues are generated from providing customers with our proprietary electronic gaming equipment and related network systems, licensing, and services under a variety of recurring revenue arrangements, including:

ª

WAP

ª

CDS

ª

stand-alone participation and flat fee

ª

equipment leasing and rental

ª

online gaming solutions

WAP systems consist of linked slot machines located in multiple casino properties, connecting to an IGT central computer system. WAP systems games differ from stand-alone units in that a progressive jackpot increases with every wager until a player wins the top award combination. Casinos with IGT WAP machines pay a percentage of the coin-in (amounts wagered) for IGT services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems, as well as funding and administration of the progressive jackpot.

Revenues from CDS, stand-alone, and other equipment leasing or rentals are recognized based on a percentage of the net win or on a daily/monthly fee or rental basis. Online gaming solutions encompass online casino gaming software and content licensing, as well as back office operational support services. All online gaming solutions are provided under revenue sharing arrangements based on net gaming revenues.

Product Sales

Our product sales revenues are generated from the sale of electronic gaming equipment and network systems, as well as licensing, services, and component parts. Certain of our products are deemed to be software-related for accounting purposes, for these products we apply the provisions of AICPA SOP 97-2, Software Revenue Recognition, as amended. Time-based licensing and maintenance fees are typically recognized ratably over the term of the agreement.

Our credit sales terms are predominately 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, and are typically paid within those terms.

Multiple Element Arrangements

For arrangements with multiple deliverables, we apply the guidance from SOP 97-2 and/or EITF 00-21, Revenue Arrangements with Multiple Deliverables. Deliverables are divided into separate units of accounting if:

ª

each item has value to the customer on a stand-alone basis

ª

we have objective and reliable evidence of the fair value of the undelivered items, evidenced by VSOE for software-related items or third-party evidence of the price at which the undelivered item is regularly sold on a standalone basis

ª

delivery of any undelivered item is considered probable and substantially in our control

The majority of our multiple element contracts are for some combination of machines, network systems, license fees, maintenance, training, and other services. The contracts separately state pricing for each deliverable based on our standard price list (the price charged for the deliverable when it is sold separately). VSOE for maintenance agreements is determined based on the stated annual renewal rates. The terms of performance, cancellation, termination, or refunds in our multiple element contracts are similar to those for an individual stand-alone deliverable.

Revenues for each deliverable are recognized when the revenue recognition criteria for that element have been met. If we are unable to establish VSOE for any undelivered element, revenue is generally deferred until all elements have been delivered or until VSOE can be determined. If we do not have VSOE for a delivered element, the VSOE of the undelivered elements is deferred, and the remaining portion is allocated to the delivered elements and recognized as revenue under the residual method.

Deferred Revenue

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition. Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment. Deferred revenue totaled $62.1 million at September 30, 2008, of which $60.9 million is included with other accrued liabilities and $1.2 million with other non-current liabilities. Deferred revenue totaled $28.7 million at September 30, 2007, of which $25.5 million is included with other accrued liabilities and $3.2 million with other non-current liabilities.

Jackpot Accounting

Jackpot Liabilities and Expense

We incur and accrue jackpot liabilities with every wager on a device connected to an IGT WAP system. A portion of the casino fees paid to IGT is used for the funding and administration of WAP jackpot payments. Jackpot expense (included in Cost of Gaming Operations) represents the estimated cost to fund jackpots and is subject to changes in the discount or interest rates used to present value progressive jackpot liabilities due future winners.

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

Jackpot liabilities are comprised of payments due previous winners, as well as amounts due future winners of progressive jackpots not yet won. Previous winner liabilities for periodic payments are carried at the amortized cost of jackpot annuity investments in qualifying US government or agency securities used to fund future periodic payments. Liabilities due future winners are recorded at the present value of the amount carried on progressive jackpot meters for jackpots not yet won.

We estimate the present value of progressive jackpot liabilities due future winners using current market prime, treasury, or agency rates weighted with historical lump sum payout election ratios. The most recent historical patterns indicate that approximately 85% of winners will elect the lump sum payment option. Additionally, we estimate current liabilities for jackpots not yet won based on historical experience with winner payment elections, in conjunction with the theoretical projected number of jackpots.

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

WAP Systems Interest (included in Other Income/Expense)

Interest income accretion on jackpot annuity investments used to fund periodic payments is offset by interest expense accretion on related jackpot liabilities for payments due previous winners. The interest income and expense accrete at approximately the same rate and vary depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems annuity interest accretion totaled $28.6 million in fiscal 2008, $31.3 million in fiscal 2007 and $23.2 million in fiscal 2006.

We also hold a significant amount of cash and short-term investments related to our WAP operations on which we earn interest income.

Share-based Compensation

On October 1, 2005, we adopted the provisions of SFAS 123R, Share-Based Payment, requiring a fair value based method for the measurement and recognition of all share-based compensation. We implemented SFAS 123R using the modified prospective transition method and adjusted previously recorded deferred compensation back to APIC.

Beginning fiscal 2006, we recognized compensation expense for all current award grants and for the unvested portion of previous award grants based on grant date fair values reduced for estimated forfeitures. We use historical data and projections to estimate expected employee behaviors related to option exercise and forfeitures.

Prior to fiscal 2006, we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification or acquisition of outstanding unvested options.

We expense the fair value of share-based compensation over the applicable vesting period using the straight-line method for service based awards. We use the accelerated method to expense our outstanding performance-based awards, as defined in SFAS 123R. Compensation for share-based awards granted prior to the beginning of fiscal 2006 will continue to be recognized under the accelerated method.

The fair value of restricted share awards is based on the market price of IGT stock on the grant date. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical IGT stock factors. Expected term represents the estimated weighted average time between grant and employee exercise. Risk free rate is based on US Treasury rates appropriate for the expected term. See Note 4 for more information on our share-based compensation plans.

Advertising Costs

We expense advertising costs as incurred. Advertising expense totaled $22.3 million in fiscal 2008, $19.9 million in fiscal 2007, and $17.5 million in fiscal 2006.

Research and Development

Our products reach technological feasibility shortly before the products are released and therefore R&D costs are generally expensed as incurred. Employee related costs associated with product development are included in R&D costs.

In some cases, R&D performed for specific customers is charged to cost of product sales when the related sale is recorded.

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

On October 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 requires financial statement recognition of an uncertain tax position taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further requires us to presume that tax authorities evaluate the technical merits of transactions individually and with full knowledge of all facts and circumstances surrounding the issue. A recognized tax position is recorded in the financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also requires that changes in judgment resulting in subsequent recognition, de-recognition, or change in the measurement of a tax position taken in a prior annual period, including any related interest and penalties, be recognized as a discrete item during the period in which the change occurs. See Note 17.

Earnings Per Share

We compute EPS using the weighted average number of common and potential shares outstanding. See Note 15.

Cash and Equivalents

Cash and equivalents consist primarily of deposits held at major banks, commercial paper, and other marketable securities with original maturities of 90 days or less. The majority of our cash equivalents are in 100% US Treasury-backed money market funds.

Investment Securities

Our portfolio of short-term investment securities is available-for-sale and stated at fair value. Unrealized gains and losses after tax are recorded in accumulated other comprehensive income. Fair value is based on quoted market prices, or when an active market does not exist, fair value is determined using a DCF model.

Our portfolio of investment securities at September 30, 2008 is comprised of ARS. These instruments are fixed rate debt securities with underlying long-term maturities designed to reset to market rates when traded through a modified Dutch auction process at predetermined short-term intervals, usually 7, 28, or 35 days. These debt securities actively traded at par previous to auction failures which began in February 2008. Interest rates generally reset to a maximum rate when the auctions fail.

With global credit and capital market uncertainties, investment banks and brokers have been unwilling to purchase ARS when investor demand fell short, causing auctions to fail. With the resulting lack of current liquidity, our ARS are carried at fair value and classified as other non-current assets. See Note 6.

Receivables

The carrying amount reflected in our consolidated balance sheet for receivables approximates fair value.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts on our trade, notes, and contracts receivable that we have deemed to have a high risk of collectibility. We analyze historical collection trends, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts.

Equipment Financing Contracts

We grant extended payment terms to qualifying customers under contracts of sale. These contracts are generally for terms of one to four years, with interest recognized at prevailing rates, and secured by the related equipment sold.

Facility Notes

We provide development financing loans to select customers for new or expanding gaming facilities, generally under terms of one to seven years with interest at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its floor space for the placement of IGT proprietary games, which may be reduced if the machines do not meet certain performance standards. These agreements may call for IGT to receive a portion of the net win on these proprietary games as repayment for some or all of the amounts financed.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand.

Property, Plant and Equipment

We depreciate our property, plant and equipment down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Asset charges related to gaming operations equipment are recorded to cost of gaming operations. Proceeds from customers’ gaming operations units converted to product sales are reflected as investing cash flows.

Goodwill and Other Intangible Assets

We amortize our finite lived intangible assets to reflect the pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues over one to 18 years. We determine amortization periods generally reflecting useful lives and the cash flow streams associated with them. When the pattern of economic benefit is undeterminable, we amortize using the straight-line method. We consider certain factors when assigning useful lives such as legal, regulatory, and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors.

We measure and test goodwill and other intangible assets not subject to amortization for impairment at least annually or more often if there are indicators of impairment. We regularly evaluate our portfolio of finite-lived intangibles to determine if changes or circumstances indicate the carrying values may not be recoverable or a change in remaining useful life is needed. Indicators that could trigger an impairment review include legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets and is recognized as a component of income from operations.

Other Assets

Other assets are comprised of investments in unconsolidated affiliates (see Note 2), deferred licensing rights, and other deferred expenses, ARS, uncertain tax positions, and deposits.

Deferred Licensing Rights

We pay royalty and license fees for the use of third-party trade names, celebrity likenesses, content, and other IP rights. We classify licensing rights and deferred fees as current and non-current assets and amortize costs based on the estimated period of expected consumption related to forecasted distribution schedules. If a pattern cannot be reliably determined, we use the straight-line method over the contract life. We also contract with certain parties for IP rights where future payments are contingent upon revenues generated.

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

Investment securities in strategic unconsolidated affiliates are presented separately from investment securities held for a return. Equity investments in unconsolidated affiliates not accounted for under the equity method and restricted for more than one year are recorded under the cost method. All other investments in unconsolidated affiliates not accounted for under the equity method are available-for-sale securities carried at fair value based on quoted market prices, or when an active market does not exist, fair value is determined using a DCF model. Unrealized holding gains or losses are recorded in other comprehensive income, except those hedged with SFAS 133 foreign currency derivatives which are recognized in other income (expense). Our investments in unconsolidated affiliates are included in other non-current assets.

Derivatives

We recognize all derivatives as either assets or liabilities at the fair value of the instruments. Fair value is determined based on current market rates, or when an active market does not exist, fair value is determined using a DCF model. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. Resulting gains and losses from SFAS 133 embedded derivatives and free standing derivatives are recognized in other income (expense). We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Hedging

Subsidiary Operations

We routinely use derivative financial instruments to hedge our net exposure, by currency, related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. The primary business objective of our economic hedging program is to minimize the impact to our earnings resulting from foreign exchange rate changes. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. Counterparties to our agreements are major commercial banks. These forward exchange contracts are generally not designated as SFAS 133 hedges and resulting gains or losses are recognized in other income (expense).

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

Negotiated Share Repurchase Transactions

As part of our capital deployment activities, we use share repurchases to return capital to our shareholders and to reduce outstanding share count dilution. We use open market and negotiated share repurchases to achieve our timing, cost, and volume objectives. Our negotiated share repurchase transactions may consist of ASR or SSR that permit us to repurchase a large number of shares at certain prices or price ranges.

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

Other Liabilities

Other liabilities are primarily comprised of uncertain tax positions, deferred revenue, customer deposits, accrued expenses, deferred compensation, and minority interest.

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

Hurricane Damage Insurance Recoveries

In March 2007, we negotiated a final insurance settlement of $18.0 million related to 2005 US Gulf Coast hurricane damages which destroyed or temporarily shut down our gaming operations machines. We received a final payment of $13.0 million, net of $5.0 million advanced in fiscal 2006. We recorded insurance gains of $5.0 million, net of $1.0 million previously accrued, for property damages in cost of gaming operations, and $12.0 million for business interruption in SG&A.

Recently Issued Accounting Standards

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP mandates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of EPS pursuant to the two-class method. This change will become effective for fiscal years beginning after December 15, 2008, or the first quarter of IGT’s fiscal 2010, and requires retrospective application for all periods presented. We estimate the computation under the two-class method incorporating unvested restricted stock awards as participating securities may reduce our annual diluted EPS up to $0.01 per share.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the first quarter of IGT’s fiscal 2010. EITF 07-5 may simplify share repurchase transactions and we do not expect the adoption of this issue will have a material impact on our results of operations, financial position, or cash flows.

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and continue evaluating the extent to which it will increase interest expense related to our convertible debentures and reduce diluted EPS.

SFAS 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for periods beginning after November 15, 2008, which is IGT’s second quarter of fiscal 2009. We expect the adoption of this statement will expand our future disclosures.

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin 51. These statements will change the way companies account for business combinations and noncontrolling interests (i.e. minority interests), requiring more assets and liabilities to be measured at fair value as of the acquisition date. Contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

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

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We are required to adopt this statement in fiscal 2009, and we continue evaluating the potential impact to our future results of operations, financial position, or cash flows, which depends on the extent to which we elect fair value measurement for eligible items.

SFAS 157 (including FSPs)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement is fiscal 2009. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No.157, delaying the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, which is IGT’s fiscal 2010. We continue evaluating to what extent it will impact our future results of operations, financial position, or cash flows.

2.

Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidated the WAP trusts in Iowa and NJ beginning June 30, 2004 under FIN 46 (revised December 2003), Consolidation of Variable Interest Entities. The trusts are primarily responsible for administering jackpot payments to winners. The consolidation of these VIE trusts primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated Iowa and NJ VIE trust assets and equivalent liabilities totaled $108.2 million at September 30, 2008 and $116.5 million at September 30, 2007.

Investments in Unconsolidated Affiliates

Walker Digital Gaming, LLC

In February 2006, IGT paid $56.0 million for a 10% equity interest in WDG, formerly known as Casino IP Holdings, LLC, a VIE formed with our involvement to hold, develop, and license WDG IP identified for gambling use. In January 2008, we invested $14.0 million in WDG for an additional 2% equity interest, bringing our total equity interest to 12%. This relationship facilitates the development, introduction, and integration of WDG gaming application concepts into IGT product lines. We are not the primary beneficiary of WDG and apply the equity method of accounting.

Additionally, in January 2008, we advanced the first of four $15.0 million annual funding commitments under a new global license and development agreement. These annual advances will be applied to future IGT royalty obligations due WDG. The new arrangement provides IGT exclusive license to and fixed pricing for WDG’s IP portfolio, excluding certain pre-existing third-party licenses, for 12 years with an option to extend to 20 years for a fifth payment of $15.0 million.

At September 30, 2008, our net equity investment of $55.7 million plus the $60.0 million in annual royalty advances represents our maximum exposure to loss. We recognized losses of $5.8 million in fiscal 2008, $5.3 million in fiscal 2007, and $3.2 million in fiscal 2006, primarily comprised of intangible asset amortization.

China LotSynergy Holdings, Ltd.

Stock

In May 2007, we entered into strategic business arrangements with CLS, a company involved in the development of the China lottery market and other related activities. As part of this arrangement, we invested $33.6 million, including transaction costs, for approximately 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange. This equity investment is accounted for under the cost method with our portion of net accumulated earnings recorded only to the extent of distributed dividends.

At September 30, 2008, based on quoted market prices, the estimated fair value of the CLS equity investment declined to $12.2 million. Because our investment in the stock had been in a loss position since January 2008 and local business conditions surrounding new regulations remain uncertain, we determined the impairment at September 30, 2008 was other-than-temporary and recorded a loss of $21.4 million.

Convertible Notes

Additionally in May 2007, we invested $72.0 million, including transaction costs, in a 4% zero-coupon unsecured convertible note of CLS due May 31, 2015, which becomes partially or wholly convertible after three years at a split-adjusted initial conversion price of HK$0.96 per share. CLS may call the note for redemption in full at accreted value under certain circumstances on or after May 31, 2012. IGT may require CLS to repay a portion of or all of the note at accreted value on May 31, 2012. This note is accounted for as an available-for-sale security. The amortized cost and unrealized gain (loss) at September 30, 2008 and 2007 are reflected in the summary table below.

IGT simultaneously entered into a TCA to provide technical support, assistance, and consulting services to CLS and exclusively explore opportunities for providing products and services in connection with the China Welfare Lottery. IGT is restricted from selling or transferring any of its shares in CLS or the convertible note for three years, after which either party may terminate the exclusivity provision in the TCA allowing IGT to sell or transfer its shares in CLS or the convertible note.

With insufficient observable market information, we estimate the fair value of the note using a DCF model incorporating market participant assumptions, including credit quality, market interest rates and stock price. Based on our analysis, we recorded a temporary impairment of $2.1 million to other comprehensive income at September 30, 2008. We believe this impairment is temporary primarily because CLS has sufficient cash to satisfy the obligation.

Our evaluation of the convertible note terms determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at September 30, 2008. See Note 14 about related foreign currency derivatives.

IGT Synergy Holding Ltd.

In September 2007, we also established a 50/50 joint venture, IGT Synergy Holding Ltd., to explore opportunities in connection with the China Welfare Lottery. During fiscal 2008, we funded $1.0 million of an unconditional commitment to contribute capital of $14.5 million to the joint venture. We account for IGT Synergy Holding Ltd. under the equity method and recognized losses of $0.1 million during fiscal 2008.

Progressive Gaming International Corp.

In August 2008, we invested $15.0 million in a Note and Warrant Purchase Agreement with PGIC, a casino management systems provider focused on smaller casinos. We anticipate expanding our mutual technology alliance to further server-based gaming opportunities. The initial investment of $15.0 million was allocated to three components of the agreement based on their respective fair values: convertible notes of $6.6 million, embedded derivatives of $7.5 million and stock warrants of $0.9 million.

The 7% senior secured convertible notes with a principal amount of $15.0 million are due August 15, 2014 and interest is payable semi-annually.  The notes are partially or wholly convertible at any time, provided IGT’s ownership remains less than 10%, at an initial conversion price of $0.89 per share. IGT may put or PGIC may call the notes for redemption on or after February 15, 2012. The notes are accounted for as available-for-sale securities and the discount is amortized to interest income using the effective interest method over the six year term. The amortized cost and unrealized gain at September 30, 2008 are reflected in the summary table below.

The embedded derivatives, consisting of the notes’ conversion option, contingent interest feature, and change of control put, are bundled as a single, compound embedded derivative and accounted for separately under SFAS 133. At September 30, 2008, the estimated fair value declined to $1.0 million and we recorded a loss of $6.5 million.

Additionally, IGT received warrants to purchase 550,000 shares of PGIC publicly traded common stock for $1.05 per share and 892,000 shares at $0.89 per share, partially or wholly exercisable at any time over 5 years. IGT also received additional warrants to purchase shares contingent on PGIC’s stock price leading up to November 15, 2008. These warrants and contingent warrants are freestanding derivatives under SFAS 133. At September 30, 2008, the estimated fair value declined to $0.2 million and we recorded a loss of $0.7 million.

Summary of available-for-sale investments in unconsolidated affiliates:

	Amortized	Unrealized	Fair
September 30,	Cost	gain (loss)	Value
(In millions)
2008
CLS Convertible Note	$74.5	$(2.1)	$72.4
PGIC Convertible Note	6.7	0.1	6.8
Total	$81.2	$(2.0)	$79.2
2007
CLS Convertible Note	$71.6	$6.4	$78.0

3.

Balance Sheet Components

Inventories

September 30,	2008	2007
(In millions)
Raw materials	$99.8	$78.4
Work-in-process	9.5	4.5
Finished goods	109.0	61.9
Total	$218.3	$144.8

Property, Plant and Equipment

			Useful lives
	2008	2007	in years
(In millions)
Land	$62.9	$58.0
Buildings	219.7	139.7	30-40
Leasehold improvements	12.8	13.1	lease term
Machinery, furniture and equipment	287.3	242.6	2-5
Gaming operations equipment	813.2	737.8	1-4
Construction in process, Las Vegas construction	8.7	64.0
Construction in process, other	13.9	16.3
Total	1,418.5	1,271.5
Less accumulated depreciation	(827.6)	(704.1)
Property, plant and equipment, net	$590.9	$567.4

Interest capitalized during fiscal 2008 totaled $1.9 million and $2.3 million during fiscal 2007. During the year ended September 30, 2008, we reclassified $98.4 million related to the Las Vegas facilities from construction in process to land, buildings and equipment as it was placed in service.

In March 2007, IGT sold a company airplane for $7.8 million to a limited liability company owned by Chuck Mathewson, former chairman of the IGT Board of Directors and father of current IGT director, Robert Mathewson. Robert Mathewson has no interest in the limited liability company or in the airplane itself. IGT recognized a $5.8 million gain on the sale.

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

Benefits accrued for these plans totaled $75.1 million in fiscal 2008, $93.6 million in fiscal 2007 and $88.4 million in fiscal 2006.

Share-based Compensation

The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New IGT shares are issued upon option exercises or restricted share grants.

IGT restricted share awards (referred to in SFAS 123R as non-vested share awards) are earned over the employee’s service (vesting) period, and hold no further restrictions upon vesting. Performance-based awards vest based on achievement of specific financials goals as established in advance by the Compensation Committee. Unrecognized costs related to all share-based awards outstanding at September 30, 2008 total $90.8 million and are expected to be recognized over a weighted average period of 1.8 years.

Stock Incentive Plan

Under the IGT SIP, our eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest over time of service or based on performance. We generally grant stock options at an exercise price equal to the market price at the date of grant, with a 10-year contractual term. SIP grants generally vest over 3-5 years in ratable increments based on continuous service. At September 30, 2008, 14.3 million shares remain available for grant under the IGT SIP. Each restricted share granted counts as four shares against this allowance.

Current year stock options activity as of and for the year ended September 30, 2008

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	17,454	$30.08
Granted	2,685	35.53
Exercised	(2,716)	22.78
Forfeited	(559)	36.74
Expired	(84)	29.90
Outstanding at end of period	16,780	$32.06	6.5	$5.2
Vested and expected to vest	16,279	$32.06	6.5	$5.0
Exercisable at end of period	9,280	$28.61	5.3	$5.2

Current year restricted shares activity as of and for the year ended September 30, 2008

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,568	$35.65
Granted	618	35.56
Vested	(409)	34.91
Forfeited	(114)	36.81
Outstanding at end of period	1,663	$35.72	2.5	$30.7
Expected to vest	1,576	$35.52	2.5	$29.1

Employee Stock Purchase Plan

Under the IGT qualified employee stock purchase plan, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price is equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. Approximately 231,000 shares were issued in February 2008 under this plan. Based on enrollment through September 30, 2008, we expect to issue approximately 541,000 shares in February 2009 under this plan. At September 30, 2008, 2.5 million shares were available for future grants.

Additionally, eligible UK employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. Approximately 31,000 shares were issued during fiscal 2008 under this plan and approximately 646,000 shares were available for grant at September 30, 2008. Based on enrollment through September 30, 2008, we expect to issue approximately 68,000 shares under this plan over the next seven years.

Option Valuation Assumptions

Years Ended September 30,	2008	2007	2006
Expected volatility	0.31	0.26	0.29
Expected dividends	1.32%	1.26%	1.55%
Expected term (in years)	4.4	4.2	4.4
Risk free rate	2.61%	4.57%	4.45%

 Reported Share-based Compensation

Years Ended September 30,	2008	2007	2006
(In millions)
Pre-tax	$38.4	$35.7	$37.0
Tax benefit	(11.6)	(10.3)	(11.1)
After-tax	$26.8	$25.4	$25.9

Other Share-based Compensation Information

Years Ended September 30,	2008	2007	2006
(In millions except per share amounts)
Weighted average grant date fair value per share:
Options granted	$8.72	$9.50	$7.65
Restricted shares granted	$35.56	$42.56	$36.14

Total intrinsic value of options exercised	$57.3	$66.3	$135.6
Total fair value of restricted shares vested	16.5	13.1	6.7
Tax benefit realized for tax return deductions	26.2	26.9	50.8

5.

Acquisitions

Pro forma financial information is not provided, as these acquisitions are not material to our consolidated financial statements.

Cyberview Technology, Inc.

In July 2008, we paid approximately $88.6 million for substantially all of the assets Cyberview, a group of companies that develop, produce, and implement innovative, integrated gaming systems solutions. The purchase price included a separate license agreement providing rights to certain additional Cyberview patents. We anticipate this purchase will enable more immediate access to the fixed odds betting terminal market in the UK, as well as further strengthen our IP portfolio and enhance our server-based initiatives.

With the business valuation not yet complete at September 30, 2008, we preliminarily allocated the purchase price to:

ª

tangible assets of $31.0 million, including cash of $16.7 million

ª

identifiable intangible assets of $31.5 million

ª

goodwill of $35.6 million, may be deductible for tax purposes

ª

liabilities of $9.5 million

Million-2-1

In June 2008, we completed the acquisition of M-2-1, a mobile gaming company based in Manchester, UK, for approximately $10.2 million. Additionally, we committed to pay earn-out consideration up to a maximum of approximately $13.8 million, based on current exchange rates, payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. If paid, a portion will be recorded as additional purchase price and a portion as compensation expense ratably over the service period through June 2011. In addition to gaining access to M-2-1's IP, we anticipate this business combination will enable us to establish new markets and channels for IGT's game content.

With the business valuation not yet complete at September 30, 2008, we preliminarily allocated the purchase price to:

ª

tangible assets of $1.6 million, including cash of $0.8 million

ª

identifiable intangible assets of $7.3 million

ª

goodwill of $6.2 million, may be deductible for tax purposes

ª

liabilities of $4.9 million

DigiDeal Corporation

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

We allocated the aggregate purchase price to:

ª

tangible assets of $14.9 million, including cash of $12.4 million

ª

identifiable intangible assets of $9.0 million

ª

in-process R&D of $0.5 million with no future alternative use, immediately charged to R&D expense

ª

goodwill of $11.1 million, not deductible for tax purposes

ª

liabilities of $4.3 million

During the second quarter of fiscal 2008, we increased our investment in DigiDeal by approximately 5% for $3.0 million, with an allocation of $2.2 million to goodwill and $0.4 million to identifiable intangible assets.

Venture Catalyst Incorporated

In December 2006, we completed the acquisition of VCAT, renamed Mariposa. We anticipate the Mariposa casino systems applications for customer relationship management will enhance our server-based initiatives.

We allocated the aggregate purchase price of $21.9 million to:

ª

tangible assets of $6.8 million, including cash of $3.5 million

ª

identifiable intangible assets of $8.2 million

ª

in-process R&D of $0.1 million with no future alternative use, immediately charged to R&D expense

ª

goodwill of $10.9 million, not deductible for tax purposes

ª

liabilities of $4.1 million

6.

Investment Securities

Our portfolio of investment securities is available for sale. In the second quarter of fiscal 2008, we reclassified our remaining ARS to other non-current assets (see discussion below). We realized $0.2 million in gains on other investment securities sold in fiscal 2008 and no gains or losses in fiscal 2007 and 2006. At September 30, 2007, the portfolio included $57.4 million of restricted ARS.

	Net	Gross Unrealized		Fair
September 30,	Cost	Gains	Losses	Value
(In millions)
2008
ARS	$21.6	$––	$(2.0)	$19.6

2007
ARS	$103.3	$––	$––	$103.3
Equity securities	5.1	––	(0.1)	5.0
Mutual funds	0.4	––	––	0.4
Total	$108.8	$––	$(0.1)	$108.7

Auction Rate Securities

IGT held $21.6 million (par) of “available-for-sale” ARS at September 30, 2008. These instruments are fixed rate debt securities with underlying long-term maturities, designed to reset to market rates when traded through a modified Dutch auction process at predetermined short-term intervals, typically 7, 28, or 35 days. These debt securities actively traded at par previous to auctions failures which began in February 2008.

Our ARS consist of AAA rated issuances, collateralized by student loans guaranteed by the US government under the Federal Family Education Loan Program. The issuers additionally provide certain credit enhancements, such as over-collateralization, reserve accounts, insurance, and excess spread, to further secure the value of the debt. The issuers provide a third-party guarantee, such that if a student loan defaults, the guarantor is obligated to pay the issuer 100% of the outstanding principal and interest. The guarantor is then able to submit a claim to the Federal Department of Education which guarantees payment of 97%-100% of the outstanding amounts to the guarantor.

With global credit and capital market uncertainties, investment banks and brokers were unwilling to purchase ARS when investor demand fell short and auctions for student loan ARS began failing in February 2008. The effect of a failed auction is that holders cannot sell the securities at auction and the interest rates generally reset to a maximum auction interest rate. As a result of the failed auctions, our ARS currently lack liquidity and are carried at fair value in non-current assets.

With insufficient observable ARS market information available at September 30, 2008, we used market participant assumptions, such as credit quality, multiple DCF scenarios, the probability of an issuer call before the stated maturity, and the impact of extended periods of maximum auction rates, to estimate their fair value. Based on our analysis, we recorded a temporary impairment of $2.0 million to other comprehensive income. We believe this temporary impairment is primarily attributable to the limited liquidity. We continue to receive ARS interest payments and have no reason to believe any of the underlying issuers are at risk of default. We have the ability and intent to hold our ARS throughout the estimated recovery period. We expect to realize our investments’ par value without significant loss.

Additionally, in November 2008, we accepted ARS Rights offered by our broker, UBS Securities LLC, entitling us to sell our ARS through appropriate UBS entities at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. In accepting these rights, we also granted UBS the right to sell or auction our ARS at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of ARS. These ARS Rights are a separate freestanding instrument and will be accounted for separately from our ARS investment.

7.

Jackpot Annuity Investments

	Book	Gross Unrealized		Fair
September 30,	Value	Gains	Losses	Value
(In millions)
2008	$490.9	$46.4	$(0.3)	$537.0

2007	$508.0	$34.6	$(5.4)	$537.2

Fair value is based on quoted market prices. Future maturities of these securities through 2033, including the accreted interest at maturity, totaled:

September 30,	Within 1 year	2-5 years	6-10 years	Thereafter	Total
(In millions)
2008	$67.5	$249.8	$190.1	$172.2	$679.6

8.

Receivables

Our notes and contracts receivable are presented net of unearned interest income and deferred loan fees totaling $6.6 million at September 30, 2008 and $2.3 million at September 30, 2007, and net of allowances for doubtful accounts below.

September 30,	2008	2007	2006
(In millions)
Allowance for doubtful accounts:
Beginning balance	$20.9	$18.2	$20.4
Provisions	5.2	4.0	3.1
Write-offs net of recoveries	(7.0)	(1.3)	(5.3)
Ending balance	$19.1	$20.9	$18.2

Allowance for doubtful notes and contracts:
Beginning balance	$25.1	$39.0	$42.8
Provisions	3.8	(10.0)	(3.6)
Write-offs net of recoveries	(12.6)	(3.9)	(0.2)
Ending balance	$16.3	$25.1	$39.0
Current	$10.1	$12.5	$21.5
Non-current	$6.2	$12.6	$17.5

Estimated future collections below, as of September 30, 2008 are net of allowances for notes of $3.2 million and contracts of $13.1 million:

	2009	2010	2011	2012	2013	Thereafter	Total
(In millions)
Notes	$13.6	$16.6	$20.0	$18.0	$15.3	$13.6	$97.1
Contracts	79.9	45.4	14.3	4.4	0.6	––	144.6
	$93.5	$62.0	$34.3	$22.4	$15.9	$13.6	$241.7

9.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and equivalents, investments, and receivables. We place short-term investments in high credit quality financial institutions and in short-duration high-quality securities. With the exception of US Government and Agency securities, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group, or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits.

Our receivables are concentrated in the following legalized gaming regions at September 30, 2008:

North America		International
Nevada	17%	Argentina	10%
Oklahoma	7	Other Latin America	5
Mississippi	5	Europe	5
Other (less than 5% individually)	37	Other (less than 5% individually)	14
	66%		34%

Our unfunded development financing loans totaled $116.0 million at September 30, 2008. During the first quarter of 2008, IGT agreed to provide up to $75.0 million in development financing to a charitable gaming property in Alabama, with $19.0 million funded through September 30, 2008. In April 2008, IGT agreed to provide up to $140.0 million in new financing to a consortium of Argentina gaming operators, canceling previous arrangements executed in April 2007. The new agreements include $40.0 million in gaming equipment financing and a fully collateralized $100.0 million development loan of which $40.0 million was funded through September 30, 2008.

10.

Goodwill and Other Intangibles

Goodwill

	North
Activity by Segment for the year ended September 30,	America	International	Total
(In millions)
Fiscal Year 2007
Beginning balance	$992.1	$103.0	$1,095.1
Acquisitions/purchase price adjustments	17.4	––	17.4
Foreign currency and tax benefit adjustments	(0.3)	4.4	4.1
Ending balance	1,009.2	107.4	1,116.6

Fiscal Year 2008
Acquisitions/purchase price adjustments	34.3	14.3	48.6
Foreign currency and tax benefit adjustments	(0.9)	(5.8)	(6.7)
Ending balance	$1,042.6	$115.9	$1,158.5

Other Intangibles

Patent additions in the following tables include capitalized legal costs. Business combination additions include purchase price valuation adjustments during the first year subsequent to acquisition.

	Business	Other	Weighted
Additions for the year ended September 30, 2008	Combinations	Additions	Average Life
(In millions, except life)			(Years)
Finite lived intangibles
Patents	$4.7	$14.4	9
Contracts	4.0	––	8
Trademarks	0.8	––	9
Developed technology	23.9	––	8
Customer relationships	1.1	––	3
Total	$34.5	$14.4

	September 30, 2008			September 30, 2007
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$376.7	$184.0	$192.7	$358.3	$151.7	$206.6
Contracts	25.1	15.5	9.6	21.4	11.7	9.7
Trademarks	3.3	1.9	1.4	2.0	1.8	0.2
Developed technology	68.4	27.1	41.3	47.2	22.4	24.8
Customer relationships	7.9	4.0	3.9	6.9	3.4	3.5
	481.4	232.5	248.9	435.8	191.0	244.8
Indefinite lived trademarks	––	––	––	0.7	––	0.7
Total	$481.4	$232.5	$248.9	$436.5	$191.0	$245.5

Aggregate amortization expense totaled $45.1 million in fiscal 2008, $49.1 million in 2007, and $44.6 million in 2006.

	2009	2010	2011	2012	2013
(In millions)
Estimated future annual amortization	$45.1	$41.5	$37.2	$30.6	$26.3

11.

Credit Facilities & Indebtedness

Outstanding balance September 30,	2008	2007
(In millions)
Senior credit facility	$1,345.0	$600.0
Foreign credit facilities	15.0	5.2
2.6% Convertible Debentures	900.0	900.0
Installment purchase contract	3.1	3.4
Total notes payable, net	$2,263.1	$1,508.6

As of September 30, 2008, book value approximates fair value for our credit facilities and installment purchase contract because of their relatively short maturities and variable interest rates. The aggregate fair value of our Debentures based on quoted market prices was $846.0 million as of September 30, 2008 and $895.5 million as of September 30, 2007. We continue to be in compliance with all applicable covenants at September 30, 2008.

The table below reflects our future debt obligations as of September 30, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
(In millions)
Principal payments	$16.0	$901.0	$1,346.1	––	––	––	$2,263.1

Senior Credit Facility

On December 20, 2005, we entered into an amended and restated unsecured $2.5 billion credit facility with a syndicate of banks. The five-year credit facility provides a $2.5 billion revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline (same day funds) borrowing. As of September 30, 2008, $1.2 billion was available under the credit facility, $4.1 million was reserved for letters of credit and outstanding borrowings carried a weighted average interest rate of 3.46%.

Applicable interest rates and facility fees may fluctuate based on our public credit ratings or debt to capitalization ratio. At September 30, 2008, the facility fee was 12.5 bps and the interest rate was LIBOR plus 37.5 bps. We can borrow for one, two, three, or six month durations at our discretion and other durations with bank group approval. One, three, and six month LIBOR rates at the end of fiscal 2008 were 3.70%, 3.76%, and 3.88%, respectively.

Financial covenants (as defined in the facility agreement) include a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of Debt to EBITDA. Non-compliance with required covenants causes an event of default that, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable.

The senior credit facility agreement also includes certain restrictions on our ability to:

ª

incur additional debt, guarantee debt, or enter into swap agreements

ª

incur liens

ª

enter into business combinations, liquidate, or dissolve

ª

sell, transfer, lease, or dispose of substantially all assets

ª

change the nature of the business

Foreign Credit Facilities

Our available foreign credit facilities totaled $78.8 million with a weighted average interest rate of 2.45% at September 30, 2008. Of this amount, $15.0 million was drawn with a weighted average interest rate of 1.5%. These subsidiary credit facilities renew annually and are guaranteed by the parent company, International Game Technology.

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

Under certain circumstances, each $1,000 Debenture may be converted at an initial conversion rate of 16.1875 shares of IGT Common Stock, representing a stock price of $61.78 or a 35% conversion premium over the market price at issuance. Upon conversion, for each $1,000 Debenture, a holder will receive cash up to $1,000, plus accrued and unpaid interest, if any, and shares for any excess conversion value determined in a manner set forth in the indenture. We will adjust the conversion rate upon the occurrence of certain events as defined in the indenture.

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

IGT may redeem some or all of the Debentures for cash on or after December 20, 2009, at 100% of their principal amount plus accrued and unpaid interest, if any, up to the redemption date. If IGT redeems the Debentures, holders will be notified at least 15 days, but not more than 60 days, prior to the redemption date. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026, and 2031.

In evaluating all features of our 2.6% Debentures for SFAS 133 embedded derivatives, we determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at September 30, 2008 and September 30, 2007, and no related derivative liability is recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

We may use open market, privately negotiated, or structured transactions to repurchase our 2.6% Debentures depending on market conditions and other factors. Between September 30, 2008 and November 24, 2008, we repurchased 70,600 outstanding Debentures.

Redeemed 1.75% Zero-Coupon Senior Convertible Debentures

On December 26, 2006, we called all of our outstanding 1.75% Debentures for redemption, giving holders the right to convert before January 10, 2007 for aggregate consideration comprised of shares and cash under the terms of the applicable indentures. The call resulted in payments to holders of $612.7 million, as well as non-cash increases to APIC of $1.2 million for 7.3 million shares issued and $47.5 million for related deferred tax liabilities during fiscal 2007.

12.

Commitments

We lease certain of our facilities and equipment under various agreements for periods through January 2016. The following table shows future minimum payments required under these leases that have initial or remaining non-cancelable lease terms as of September 30, 2008. Certain facility leases provide that we pay utilities, maintenance, property taxes, and certain other operating expenses applicable to the leased property, including liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments, net of anticipated sublease receipts.

	2009	2010	2011	2012	2013	Thereafter	Total
(In millions)
Operating leases	$13.2	$11.0	$9.1	$5.6	$3.1	$1.2	$43.2

Rental expense totaled $16.2 million for fiscal 2008, $14.7 million for fiscal 2007, and $14.3 million for fiscal 2006.

13.

Jackpot Liabilities

September 30,	2008	2007
(In millions)
Payments due previous winners	$682.8	$715.3
Payments due future winners	153.6	138.2
Unamortized discounts	(185.7)	(210.4)
Total jackpot liabilities	$650.7	$643.1
Estimated fair value based on quoted market prices for
investments used to fund jackpots	$696.7	$669.7

Future jackpot payments due	2009	2010	2011	2012	2013	Thereafter	Total
(In millions)
Previous winners	$74.5	$67.2	$63.8	$61.5	$57.8	$358.0	$682.8
Future winners	115.2	13.8	2.4	1.2	1.2	19.8	153.6

14.

Foreign Currency Derivatives

Subsidiary Operations

Net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency decreased to $51.4 million at September 30, 2008 from $73.9 million at September 30, 2007, primarily due to reduced inter-company liabilities. The notional amount of foreign currency contracts hedging this exposure totaled $43.4 million at September 30, 2008 and $63.6 million at September 30, 2007. These forward contracts were recorded as a fair value asset of $0.2 million at September 30, 2008 and a fair value liability of $3.3 million at September 30, 2007.

Investment in CLS

During the third quarter of fiscal 2007, we executed 5-year forward contracts designated as FAS 133 foreign currency fair value hedges to protect 70% of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million. We recorded a fair value liability of $0.4 million at September 30, 2008 and a fair value asset of $0.2 million as of September 30, 2007. There was no ineffectiveness for fiscal 2008.

15.

Earnings Per Share

Years Ended September 30,	2008	2007	2006
(In millions, except per share amounts)
Net income	$342.5	$508.2	$473.6
After-tax interest expense on 1.75% Debentures	––	––	4.3
Diluted EPS Numerator	$342.5	$508.2	$477.9
Weighted average common shares outstanding:
Basic	308.0	330.1	336.8
Dilutive effect of stock awards	2.4	4.1	4.4
Dilutive effect of 1.75% Debentures	––	1.9	14.6
Diluted EPS Denominator	310.4	336.1	355.8
Basic earnings per share	$1.11	$1.54	$1.41
Diluted earnings per share	$1.10	$1.51	$1.34
Weighted average antidilutive stock award shares
excluded from diluted EPS	5.7	3.2	7.1

We made no share repurchases between September 30, 2008 and November 24, 2008.

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

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. IGT intends to appeal.

Certain of the patents and associated technology subject to this ruling are intangible assets which had a net carrying value of $72.4 million at September 30, 2008. Although IGT intends to appeal, this court ruling represents an event which requires IGT to evaluate these intangible assets for recoverability in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we evaluated the undiscounted cash flows from product lines directly attributable to the intangible assets relative to the carrying value of the applicable asset group. We determined that the carrying value of the intangible assets is fully recoverable. Additionally, we evaluated the useful life of the intangible assets and concluded the remaining life of seven years is appropriate.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885, RE 38,812, and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. Discovery is closed. A claim construction hearing and oral argument on various motions and cross-motions for summary judgment is scheduled for January 16, 2009. Trial is scheduled for May 26, 2009.

2006 Federal District Court of Nevada

On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.”  The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold®, The Addams Family™, American Bandstand®, The Apprentice™,  Dilbert's™ Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie™, I Love Lucy™, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone®  gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. On September 9, 2008, the Court granted IGT’s motion for summary judgment of invalidity and final judgment in IGT’s favor was entered on October 3, 2008. Bally has appealed.

Aristocrat

2005 Federal District Court of Nevada

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the judgment in IGT’s favor on March 28, 2008. Aristocrat requested a rehearing en banc, which was denied. Aristocrat has filed a petition for certiorari in the United States Supreme Court. IGT is opposing this petition.

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13,

2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008.

Brochu v. Loto Quebec

Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, the plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. On August 1, 2008, Loto Quebec filed a discontinuance of the action in warranty against VLC. Notwithstanding the discontinuance, Loto Quebec may still pursue the claims it asserted, or could have asserted, in the action in warranty through arbitration against VLC. The trial of the class action against Loto Quebec commenced on September 15, 2008 and is ongoing.

Environmental Matters

CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as an active Superfund site because of contamination from historic mining activity in the area. In order for Anchor Coin, an entity IGT acquired in December 2001, to develop the CCSC site, it voluntarily entered into an administrative order of consent with the EPA to conduct soil removal and analysis (a requirement imposed on similarly situated property developers within the region) in conjunction with re-routing mine drainage. The work and obligations contemplated by the agreement were completed by Anchor Gaming in June 1998, and the EPA subsequently issued a termination of the order.

The EPA, together with other property developers excluding CCSC, continues remediation activities at the site. While we believe our remediation obligations are complete, it is possible that additional contamination may be identified and we could be obligated to participate in remediation efforts. Under the guidance in SOP 96-1, Environmental Remediation Liabilities, we determined the incurrence of additional remediation costs is neither probable nor reasonably estimable and no liability is recorded at this time.

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

Pursuant to stipulation of the parties, plaintiff filed a third amended complaint on September 9, 2004. Defendants filed a motion to dismiss the third amended complaint on September 14, 2004. On March 15, 2006, the Court issued an order denying defendants’ motion to dismiss the third complaint. On April 7, 2006, defendant filed a Notice of Removal to US District Court for the District of Nevada (Las Vegas). Plaintiff filed a motion to remand the action to state court, which was granted by order dated August 15, 2006. On November 30, 2006, the case was transferred to business court and discovery continues. Plaintiff filed a motion for class certification on October 5, 2007, which was denied by decision dated December 4, 2007. Plaintiff filed a petition for Writ of Mandamus, or in the alternative, prohibition in March, 2008 seeking to have the Nevada Supreme Court vacate the District Court's order denying class certification. On May 9, 2008, the Nevada Supreme Court denied plaintiff's petition. In August 2008, the parties to this action entered into a Stipulation for Dismissal With Prejudice As to All Parties. An order of Dismissal with Prejudice was entered August 7, 2008.

OSHA / Wrongful Termination Matter

On July 8, 2004, two former employees filed a complaint with the US Department of Labor, OSHA alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor's patents in connection with IGT's acquisition of Anchor in December 2001. The former employees also allege that the acquired patents are overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of our Board of Directors, reviewed the allegations and found them to be entirely without merit.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at September 30, 2008 totaled $67.8 million, with a remaining life of approximately seven years.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds, guarantees, and product warranties not reflected in our balance sheet. We do not expect any material losses to result from these arrangements, and we are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.6 million at September 30, 2008. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at September 30, 2008.

IGT Licensor Arrangements

Our sales agreements that include software and IP licensing arrangements may provide a clause whereby IGT indemnifies the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant costs due to infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been recorded.

Product Warranties

Our warranty costs in the table below are accrued based on historical trends in product failure rates and expected costs to provide warranty services. The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year.

Years ended September 30,	2008	2007	2006
(In millions)
Balance at beginning of year	$8.7	$8.3	$6.0
Reduction for payments made	(10.2)	(8.9)	(7.9)
Accrual for new warranties issued	11.1	10.6	10.4
Adjustments for pre-existing warranties	(1.2)	(1.3)	(0.2)
Balance at end of period	$8.4	$8.7	$8.3

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

State and Federal Taxes

We are subject to sales, use, income, gaming and other tax audits and administrative proceedings in various US federal, state, local, and foreign jurisdictions. While we believe we have properly reported our tax liabilities in each jurisdiction, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

17.

Income Taxes

Years ended September 30,	2008	2007	2006
(In millions)
Income before tax:
US	$505.2	$670.2	$658.6
Non – US	85.6	134.6	88.3
Total	$590.8	$804.8	$746.9

Reconciliation of statutory federal rate to effective rate:
Federal statutory tax	35.0%	35.0%	35.0%
State income tax, net	2.0%	2.0%	2.0%
Foreign subsidiaries tax, net	-0.2%	-0.4%	-0.4%
Investment writedown	1.7%	––	––
Interest accrual	1.5%	––	––
Other, net	2.0%	0.3%	––
Effective rate	42.0%	36.9%	36.6%

Components of income tax provision:
Federal	$206.4	$251.8	$261.9
State	16.1	28.1	20.5
Foreign	33.7	44.3	30.6
Total current	256.2	324.2	313.0
Federal	(0.9)	(20.6)	(25.8)
State	1.9	(2.8)	(1.6)
Foreign	(8.9)	(4.2)	(12.3)
Total deferred	(7.9)	(27.6)	(39.7)
Total income tax provision	$248.3	$296.6	$273.3

Significant components of our deferred income taxes are detailed below:

September 30,	2008	2007
(In millions)
Reserves	$62.7	$49.2
Jackpot payment timing difference	153.4	131.5
Share-based compensation	22.9	15.6
Net operating loss carry forwards	19.2	19.6
State income taxes, net	12.6	12.3
Foreign	18.6	13.3
Property, plant and equipment	34.8	42.8
Goodwill and intangibles	15.0	19.0
Inventory capitalization	8.7	1.4
Interest	12.4	––
Other	5.1	4.0
Deferred income tax assets	365.4	308.7
Valuation allowance	(17.6)	(1.6)
Deferred income tax assets, net	347.8	307.1

Prepaid expenses	(3.6)	(4.2)
Interest expense on convertible debt	(19.2)	(8.0)
Foreign	(3.1)	(0.1)
Intangibles	(70.6)	(79.2)
Other	––	(6.8)
Deferred income tax liabilities	(96.5)	(98.3)
Net deferred income tax assets	$251.3	$208.8

Our net deferred income tax assets are reported on the balance sheets as follows:

September 30,	2008	2007
(In millions)
Current deferred income tax assets	$115.8	$58.2
Non-current deferred income tax assets	136.9	150.6
Non-current deferred income tax liabilities (included in Other Liabilities)	1.4	––

Our net operating loss carry forwards totaled $36.2 million for the US and $18.8 million for foreign countries at September 30, 2008 and expire in tax years 2020 through 2028.

Our valuation allowance increased by $16.0 million in fiscal year 2008, primarily due to investment write–downs and acquisition-related net operating losses not expected to be fully realized. At September 30, 2008, approximately $6.0 million of our valuation allowance was attributable to acquisition related assets, the benefit of which will reduce goodwill when and if realized. At September 30, 2007, our valuation allowance related to business acquisitions.

At September 30, 2008, we had not provided for US deferred income taxes or foreign withholding taxes on $147.5 million in unrecognized temporary differences related to the basis of our investments in foreign subsidiaries expected to be permanently reinvested in operations outside the US. In calculating the unrecognized temporary differences related to the basis in our investments in foreign subsidiaries, we are using tax earnings and profits because we believe that, based on the information available, it represents the best approximation of the unrecognized tax liability.

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

The implementation of FIN 48 as of the beginning of fiscal 2008 increased our unrecognized tax benefits and related interest and penalties by $89.9 million, increased deferred tax assets by $55.4 million, and decreased retained earnings by $34.5 million. Upon the adoption of FIN 48, we reclassified our reserves for uncertain tax positions from accrued income taxes to other non-current liabilities.

The aggregate changes in the balance of unrecognized tax benefits were:

Year ended September 30, 2008
(In millions)
Balance at adoption	$92.2
Increases related to prior year tax positions	8.9
Decreases related to prior year tax positions	(0.1)
Increases related to current year tax positions	5.0
Decreases related to current year tax positions	(18.5)
Reductions for settlements with taxing authorities	––
Reductions due to lapse of statutes of limitations	––
Balance at year end	$87.5

As of September 30, 2008, $53.4 million of our unrecognized tax benefits would affect our effective tax rate, if recognized. In addition, interest and penalties related to unrecognized tax benefits are included in our income tax provision, a policy that did not change as a result of the adoption of FIN 48. We recognized $7.9 million of interest and penalties related to uncertain tax positions during fiscal 2008 and accrued interest and penalties totaled $51.3 million at September 30, 2008. Amounts related to unrecognized tax benefits, including accrued interest and penalties, are reported on the balance sheet within the following line items:

September 30, 2008
(In millions)
Other accrued liabilities	$27.8
Other liabilities (non-current)	134.4
Prepaid expenses and other current assets	(2.0)
Other non-current assets	(21.4)
Net liabilities for uncertain tax positions	$138.8

We conduct business globally and file US federal, state, local, and foreign income tax returns. With few exceptions, we are no longer subject to US federal, state, local, or non-US income tax examinations for fiscal years before 2000. While we believe we adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. We expect our net unrecognized tax benefits to decline by approximately $16.7 million within the next twelve months, due to the closure of US federal income tax audits for fiscal years 2000 and 2001 during the first quarter of fiscal 2009.

18.

Business Segments

We view our business in two operating segments, each incorporating all types of revenues:

ª

North America includes our operations in the US and Canada

ª

International encompasses our efforts in all other jurisdictions worldwide

North America includes revenues from Canada that totaled $53.3 million in fiscal 2008, $101.1 million in 2007, and $127.5 million in 2006. Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations.

Years ended September 30,	2008	2007	2006
(In millions)
NORTH AMERICA
Revenues	$1,912.4	$2,021.7	$1,978.2
Gaming operations	1,180.8	1,235.0	1,173.8
Product sales	731.6	786.7	804.4

Gross profit	1,083.4	1,172.5	1,122.3
Gaming operations	688.7	740.7	681.1
Product sales	394.7	431.8	441.2

Operating income	614.5	769.7	744.3

Income before tax	640.8	793.0	768.9
Interest income	52.8	56.0	45.8
Interest expense	28.9	31.5	23.5

Depreciation and amortization	225.1	214.6	199.9
Long-lived assets	633.8	495.6	476.3
Additions to long-lived assets	255.9	213.1	208.7
Total assets	2,956.5	2,640.6	2,558.9

INTERNATIONAL
Revenues	$616.2	$599.7	$533.5
Gaming operations	157.1	126.2	77.6
Product sales	459.1	473.5	455.9

Gross profit	335.7	308.3	249.4
Gaming operations	89.4	82.3	48.9
Product sales	246.3	226.0	200.5

Operating income	167.6	159.8	111.2

Income before tax	154.8	175.8	113.4
Interest income	11.5	6.4	3.7
Interest expense	0.3	0.2	0.2

Depreciation and amortization	50.8	41.3	26.3
Long-lived assets	82.0	92.5	88.8
Additions to long-lived assets	34.6	45.5	59.8
Total assets	790.1	717.7	512.4

Years ended September 30,	2008	2007	2006
(In millions)

CORPORATE
Net unallocated operating expenses	$(122.8)	$(129.2)	$(130.4)

Net unallocated expenses	(204.8)	(164.0)	(135.4)

Interest income	3.1	19.6	15.9
Interest expense	70.9	45.9	27.1

Depreciation and amortization	10.1	9.6	9.2
Long-lived assets	124.0	224.8	161.7
Additions to long-lived assets	11.2	78.5	44.7
Total assets	810.8	809.2	831.4

CONSOLIDATED
Revenues	$2,528.6	$2,621.4	$2,511.7
Gaming operations	1,337.9	1,361.2	1,251.4
Product sales	1,190.7	1,260.2	1,260.3

Gross profit	1,419.1	1,480.8	1,371.7
Gaming operations	778.1	823.0	730.0
Product sales	641.0	657.8	641.7

Operating income	659.3	800.3	725.1

Income before tax	590.8	804.8	746.9

Interest income	67.4	82.0	65.4
Interest expense	100.1	77.6	50.8

Depreciation and amortization	286.0	265.5	235.4
Long-lived assets	839.8	812.9	726.8
Additions to long-lived assets	301.7	337.1	313.2
Total assets	4,557.4	4,167.5	3,902.7

19.

Selected Quarterly Financial Data (Unaudited)

September 30,	First	Second	Third	Fourth
(In millions, except per share amounts)
2008
Total revenues	$645.8	$573.2	$677.4	$632.2
Gross profit	366.5	310.5	387.7	354.4
Operating income	195.7	126.6	187.0	150.0
Net income	113.7	68.4	108.3	52.1
Diluted EPS	0.36	0.22	0.35	0.18

2007
Total revenues	$642.3	$609.7	$706.5	$662.9
Gross profit	352.0	356.5	396.6	375.7
Operating income	185.2	202.2	216.3	196.6
Net income	121.0	128.2	136.4	122.6
Diluted EPS	0.35	0.38	0.41	0.38

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.

This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The attestation report issued by Deloitte & Touche LLP on our internal control over financial reporting is included in the audit opinion in Item 8.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None

PART III

The information required by Items 10, 11, 12, 13, and 14, except as provided below, is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Item 10.

Directors, Executive Officers and Corporate Governance

We have adopted the “Code of Ethics for Principal Executive Officer and Senior Financial Officers of International Game Technology” (Finance Code of Ethics), a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or any persons performing similar functions (together, the “Covered Officers”). The Finance Code of Ethics is publicly available on our website. If we make any substantive amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of the Covered Officers, we will disclose the nature of such amendment or waiver on our website.

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans approved and not approved by shareholders as of September 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
(In millions, except per share amounts)
Equity compensation plans
approved by shareholders (1)	18.4	$29.17	16.9

Equity compensation plans	0.1	$35.31	0.6
not approved by shareholders(2)
Total	18.5	$29.19	17.5

———————

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

Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)

Exhibits:

3.1

Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

3.2

Fourth Restated Code of Bylaws of International Game Technology, dated December 10, 2007 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 2007)

4.1

Indenture, dated as of December 20, 2006, between IGT and Wells Fargo Bank, National Association, as Trustee, relating to the 2.60% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed December 20, 2006)

4.2

Form of 2.60% Convertible Debenture due December 15, 2036 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed December 20, 2006)

10.1*

Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Report on Form 10-K for the year ended September 30, 1996)

10.2*

Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000)

10.3*

IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000)

10.4*

International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I) (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10Q/A for the quarter ended March 31, 2001)

10.5*

International Game Technology 2002 Stock Incentive Plan, as amended February 27, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 3, 2008)

10.6*

IGT Profit Sharing Plan (as amended and restated as of April 1, 2002) (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002)

10.7*

Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.8*

Amendment 2006-I to IGT Profit Sharing Plan effective as of January 1, 2006

10.9*

Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated October 27, 2003 (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2003)

10.10*

Amendment No. 1 to Employment Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.11*

Restricted Stock Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.12*

Performance Share Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.13*

IGT 2002 Stock Incentive Plan Agreement Forms:  Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.14*

IGT 2002 Stock Incentive Plan Agreement Forms: Director Restricted Stock Award Agreement

10.15*

International Game Technology Employee Stock Purchase Plan, amended and restated effective as of December 8, 2005, as subsequently amended

10.16*

Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.17*

Summary of Named Executive Officer and Director Compensation Arrangements at September 30, 2008

10.18

Agreement and Plan of Merger, dated July 26, 2005, by and among International Game Technology, and Winter Subsidiary, Inc., and WagerWorks, Inc., and Carl Berg and DDJ Capital Management, LLC (incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K for the year ended September 30, 2005)

10.19

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

10.20

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

———————

* Management contract or compensatory plan or arrangement

Power of Attorney Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

Date:  November 26, 2008

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

Signature	Title	Date

/s/ Thomas J. Matthews	Chairman of the Board of Directors and	November 26, 2008
Thomas J. Matthews	Chief Executive Officer

/s/ Daniel R. Siciliano	Chief Accounting Officer, Treasurer and	November 26, 2008
Daniel R. Siciliano	Principal Financial Officer

/s/ Robert A. Bittman	Director	November 26, 2008
Robert A. Bittman

/s/ Richard Burt	Director	November 26, 2008
Richard Burt

/s/ Patti Hart	Director	November 26, 2008
Patti Hart

/s/ Robert A. Mathewson	Director	November 26, 2008
Robert A. Mathewson

/s/ Robert Miller	Director	November 26, 2008
Robert Miller

/s/ Frederick Rentschler	Director	November 26, 2008
Frederick Rentschler