Form 10-Q
period 2008-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2009-02-12
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-10684

———————

International Game Technology

———————

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

Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

At February 9, 2009, there were 295.4 million shares of our $.00015625 par value common stock outstanding.

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

20

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.      Controls and Procedures

31

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

32

Item 1A.   Risk Factors

32

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.      Defaults Upon Senior Securities

35

Item 4.      Submission of Matters to a Vote of Security Holders

35

Item 5.      Other Information

35

Item 6.

Exhibits

35

Signature

36

i

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Acronym	Terminology
AICPA	American Institute of Certified Public Accountants
Anchor	Anchor Gaming
APB	Accounting Principles Board Opinion
APIC	additional paid-in capital
ARS	auction rate securities
AVP®	Advanced Video Platform®
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
Cyberview	Cyberview Technology, Inc.
DCF	discounted cash flow
Debentures	2.6% Senior Convertible Debentures
DigiDeal	DigiDeal Corporation
EBITDA	earnings before interest, tax, depreciation, and amortization
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	generally accepted accounting principles
IGT	International Game Technology
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
LVGI	Las Vegas Gaming International
M-2-1	Million-2-1
MDA	management’s discussion and analysis
NJ	New Jersey
OSHA	Occupational Safety & Health Administration
pp	percentage points
PFO	Principal Financial Officer
PGIC	Progressive Gaming International Corporation
R&D	research and development
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 115	Accounting for Investments in Debt and Equity Securities
SFAS 133	Accounting for Derivative Instruments
SFAS 157	Fair Value Measurements
SFAS 159	Fair Value Option for Financial Assets and Liabilities
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
SOP	Statement of Position
UK	United Kingdom
US	United States
VIE	variable interest entity
VLC	VLC, Inc.
WAP	wide area progressive
WDG	Walker Digital Gaming, LLC
*	not meaningful (in table)

ii

Tables of Contents

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS

	Quarters Ended
	December 31,
	2008	2007
(In millions, except per share amounts)
Revenues
Gaming operations	$313.3	$332.3
Product sales	288.3	313.5
Total revenues	601.6	645.8
Costs and operating expenses
Cost of gaming operations	151.9	132.9
Cost of product sales	143.8	146.4
Selling, general and administrative	114.9	100.3
Research and development	53.5	51.3
Restructuring charges	17.4	––
Depreciation and amortization	20.0	19.2
Total costs and operating expenses	501.5	450.1
Operating income	100.1	195.7
Other income (expense)
Interest income	16.5	17.3
Interest expense	(30.4)	(24.8)
Other	(5.9)	(0.1)
Total other income (expense)	(19.8)	(7.6)
Income before tax	80.3	188.1
Income tax provision	14.6	74.4
Net income	$65.7	$113.7

Basic earnings per share	$0.22	$0.36

Diluted earnings per share	$0.22	$0.36

Cash dividends declared per share	$0.145	$0.140

Weighted average shares outstanding
Basic	293.3	314.4
Diluted	293.7	318.4

See accompanying notes

Tables of Contents

CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2008	2008
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$261.1	$266.4
Restricted cash and investments	119.6	108.0
Accounts receivable, net	362.1	436.8
Current maturities of notes and contracts receivable, net	106.0	93.5
Inventories	207.8	218.3
Jackpot annuity investments	67.9	67.5
Deferred income taxes	101.8	115.8
Prepaid expenses and other	139.9	163.8
Total current assets	1,366.2	1,470.1
Notes and contracts receivable, net	178.7	148.2
Property, plant and equipment, net	583.6	590.9
Jackpot annuity investments	423.2	423.4
Intangible assets, net	237.6	248.9
Goodwill	1,146.7	1,158.5
Deferred income taxes	139.7	136.9
Other assets	367.4	380.5
	$4,443.1	$4,557.4
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current maturities of notes payable	$11.7	$16.0
Accounts payable	81.1	105.7
Jackpot liabilities	211.8	189.7
Accrued income taxes	16.0	15.3
Dividends payable	42.8	42.9
Accrued employee benefits	14.9	64.7
Other accrued liabilities	242.5	302.4
Total current liabilities	620.8	736.7
Notes payable, net of current maturities	2,270.5	2,247.1
Non-current jackpot liabilities	459.8	461.0
Other liabilities	186.7	203.6
	3,537.8	3,648.4
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 335.8 and 334.9 issued; 295.5 and 294.7 outstanding	0.1	0.1
Additional paid-in capital	1,270.0	1,262.0
Treasury stock at cost: 40.3 and 40.2 shares	(799.0)	(798.5)
Retained earnings	466.4	443.5
Accumulated other comprehensive income	(32.2)	1.9
	905.3	909.0
	$4,443.1	$4,557.4

See accompanying notes

Tables of Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31,	2008	2007
(In millions)
Operations
Net income	$65.7	$113.7
Adjustments:
Depreciation, amortization, and asset charges	79.1	69.3
Discounts and deferred issuance costs	0.8	1.9
Share-based compensation	10.8	9.3
Bad debt provisions (recoveries)	11.3	(4.6)
Inventory obsolescence	3.4	2.5
Gain on assets sold	(0.8)	(0.2)
Loss on investments	5.3	––
Gain on redemption of debt	(4.4)	––
Changes in operating assets and liabilities, excluding acquisitions and VIE consolidations/deconsolidations:
Receivables	47.3	22.4
Inventories	3.4	3.2
Accounts payable and accrued liabilities	(105.1)	(103.6)
Jackpot liabilities	13.0	(3.5)
Income taxes, net of employee stock plans	(0.9)	56.2
Excess tax benefits from employee stock plans	-	(7.5)
Other current assets	8.0	7.1
Other non-current assets	12.6	(46.0)
Cash from operations	149.5	120.2
Investing
Capital expenditures	(76.0)	(62.7)
Investment securities, net	––	15.0
Jackpot annuity investments, net	7.2	8.6
Changes in restricted cash	(11.6)	(5.3)
Loans receivable cash advanced	(41.5)	(12.1)
Loans receivable payments received	2.0	4.1
Investments in unconsolidated affiliates	(10.3)	––
Business acquisitions, net of cash acquired	(0.2)	––
Proceeds from assets sold	1.3	1.2
Cash from investing	(129.1)	(51.2)
Financing
Debt repayments	(417.8)	(104.6)
Debt proceeds	440.0	222.8
Employee stock plan proceeds	0.1	23.0
Excess tax benefits from employee stock plans	––	7.5
Dividends paid	(42.9)	(44.4)
Share repurchases	––	(149.2)
Cash from financing	(20.6)	(44.9)
Foreign exchange rates effect on cash	(5.1)	0.5
Net change in cash and equivalents	(5.3)	24.6
Beginning cash and equivalents	266.4	261.3
Ending cash and equivalents	$261.1	$285.9

See accompanying notes

Tables of Contents

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Three Months Ended December 31,	2008	2007
(In millions)
Investment securities
Purchases	$––	$(18.7)
Proceeds from sales	––	33.7
Net	$––	$15.0
Jackpot funding
Change in jackpot liabilities	$13.0	$(3.5)

Jackpot annuity purchases	(5.8)	(4.3)
Jackpot annuity proceeds	13.0	12.9
Net change in jackpot annuity investments	7.2	8.6
Net jackpot funding	$20.2	$5.1
Capital expenditures
Property, plant and equipment	$(17.1)	$(23.1)
Gaming operations equipment	(57.3)	(35.4)
Intellectual property	(1.6)	(4.2)
Total	$(76.0)	$(62.7)
Payments
Interest	$28.0	$21.4
Income taxes	25.1	19.2
Non-cash investing and financing items:
Accrued capital asset additions	$5.0	$7.8
Interest accretion for jackpot annuity investments	7.3	7.2

Business acquisitions/purchase price adjustments
Fair value of assets	$0.2	$(0.2)
Fair value of liabilities	––	(0.2)

See accompanying notes

Tables of Contents

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of International Game Technology (IGT, we, our, or the Company), including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below. Fiscal 2009 will contain 53 weeks and our results for the current first quarter contained 14 weeks versus 13 weeks in the prior year.

Period End
	Actual	Presented as
Current quarter	January 3, 2009	December 31, 2008
Prior year quarter	December 29, 2007	December 31, 2007
Prior fiscal year end	September 27, 2008	September 30, 2008

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

Restructuring Costs

In November 2008, we reduced our global workforce by approximately 8%, as part of our continued focus on achieving greater operational efficiencies and controlling expenses. We paid $6.9 million of severance costs in January 2009, and expect to pay $0.6 million in March 2009 and the remaining amount ratably over the next 18 months. Our restructuring liability summarized below does not reflect $1.6 million of forfeited stock compensation related to this effort.

	Severance	Other Costs	Total Liability
(In millions)
Beginning accrual	$19.1	$0.3	$19.4
Payments	(8.8)	(0.3)	(9.1)
Balance at December 31, 2008	$10.3	$––	$10.3

Additionally, in January 2009, we announced the elimination of approximately 200 manufacturing-related positions to better align our supply chain capacity and resources to the difficult demands of the market. This effort will bring the current fiscal year workforce reductions to just over 10% and is expected to be completed in April 2009. We expect to incur approximately $7.0 million to $9.0 million in non-recurring cash charges related to severance and other termination costs in connection with this additional reduction in workforce.

Recently Issued Accounting Standards

SFAS 157 (including FSPs)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair

Tables of Contents

value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted this statement for financial assets and liabilities effective October 1, 2008 and will apply SFAS 157 for nonfinancial assets and liabilities effective with IGT’s fiscal 2010 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No.157. See Note 15.

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We adopted this statement effective October 1, 2008 and elected the fair value option for our ARS put rights obtained in November 2008. The adoption of SFAS 159 did not have a material impact on our financial statements. See Notes 7 and 15.

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

Both statements provide for prospective application in fiscal years beginning on or after December 15, 2008, which is IGT’s fiscal 2010, and earlier application is prohibited. SFAS 141(R) applies only to business combinations consummated after fiscal years beginning on or after the effective date, with the exception of income taxes. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense, rather than adjusted through goodwill. SFAS 160 will require retrospective application for presentation and disclosures in comparative financial statements (e.g. reclassification of noncontrolling interests to appear in equity).

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP mandates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of EPS pursuant to the two-class method. This change will become effective for fiscal years beginning after December 15, 2008, or the first quarter of IGT’s fiscal 2010, and requires retrospective application for all periods presented. We estimate the computation under the two-class method incorporating unvested restricted stock awards as participating securities may reduce our annual diluted EPS by up to $0.01 per share.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the first quarter of IGT’s

Tables of Contents

fiscal 2010. We do not expect the adoption of this issue will have a material impact on our results of operations, financial position, or cash flows.

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and continue evaluating the extent to which it will increase interest expense related to our Debentures and reduce diluted EPS.

2.

Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidated the WAP trusts in Iowa and NJ beginning June 30, 2004, under FIN 46 (R), Consolidation of Variable Interest Entities. The trusts are primarily responsible for administering jackpot payments to winners. The consolidation of these VIE trusts primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. In conjunction with regulatory changes, the Iowa Trust was dissolved with its remaining assets and liabilities transferred to IGT in December 2008. Consolidated VIE trust assets and equivalent liabilities totaled $99.6 million at December 31, 2008, and $108.2 million at September 30, 2008.

Investments in Unconsolidated Affiliates

Las Vegas Gaming International

In October 2008, we entered into a strategic business arrangement with LVGI, a gaming industry innovator in gaming software application development. As part of this arrangement, LVGI agreed to create applications for IGT’s server based gaming systems, and IGT agreed to purchase certain shares in LVGI. We advanced $1.5 million in July 2008 and paid $10.3 million in October 2008 to LVGI for a total investment of $11.8 million, including transaction costs, for 4.7 million shares of convertible perpetual cumulative preferred stock and warrants to purchase an additional 1.5 million common shares.

As LVGI is not a publicly traded company and our preferred stock does not meet all the characteristics of in-substance common stock, this equity investment is accounted for under the cost method with our portion of net accumulated earnings recorded only to the extent of distributed dividends. The warrants are not accounted for separately as they do not qualify as free standing derivatives.

Progressive Gaming International Corp.

The senior subordinated convertible notes, accounted for as available-for-sale securities, had an estimated fair value at December 31, 2008, of $4.2 million, after other-than-temporary impairment of $2.7 million recorded during the current quarter. The embedded derivatives and warrants, accounted for separately under SFAS 133, had a combined fair value of zero at December 31, 2008, after recording a loss of $1.2 million in the current quarter.

China LotSynergy Holdings, Ltd.

The adjusted cost basis of our CLS stock investment, accounted for under the cost method, was $12.2 million at December 31, 2008. The fair value (quoted market price) totaled $6.2 million at December 31, 2008; however, we determined the impairment of $6.0 million was temporary, as the duration of the decline has been short and we expect the business to improve over the next six to nine months. Additionally, because this is a strategic investment, we have the intent and ability to retain it for a period of time sufficient to allow for a recovery of market value. We will continue to monitor for impairment on a quarterly basis until the fair value recovers or an impairment loss is deemed necessary.

Tables of Contents

Our CLS convertible note investment, accounted for as an available-for-sale security, had a carrying amount of $75.6 million, fair value of $66.9 million, and an unrealized loss of $8.7 million at December 31, 2008. We believe this impairment is temporary primarily because CLS has sufficient cash to satisfy the obligation. We will continue to monitor for impairment on a quarterly basis until the fair value recovers or an impairment loss is deemed necessary. We determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at December 31, 2008. See Note 14 about related foreign currency derivatives.

Additionally, we recognized a loss of $0.1 million during the first quarter of fiscal 2009 from our equity method joint venture with CLS, IGT Synergy Holding Ltd. As of December 31, 2008, we had funded $1.0 million of an unconditional commitment to contribute capital of $14.5 million to the joint venture.

Walker Digital Gaming, LLC

At December 31, 2008, our 12% equity method investment in WDG, totaled $54.6 million and we had advanced $15.0 million of our $60.0 million royalty advance commitment. We also funded the second $15.0 million royalty advance in January 2009. These amounts represent our maximum exposure to loss and there are no other terms of the arrangement, implicit or explicit, that could require IGT to provide additional financial support. Our qualitative analysis of this VIE determined that IGT is not the primary beneficiary because it does not provide more than half of the total equity or financial support.

We recognized losses of $1.0 million in the first quarter of 2009 and $1.4 million in the prior year quarter, primarily comprised of intangible asset amortization.

Aggregate investments in unconsolidated affiliates

As of December 31, 2008, the aggregate carrying amount of cost method investments in unconsolidated affiliates totaled $24.0 million and available-for-sale investments in unconsolidated affiliates are summarized below. See Note 15 for factors related to estimated fair values.

	Amortized Cost	Unrealized gain (loss)	Fair Value

(In millions)
CLS Convertible Note	$75.6	$(8.7)	$66.9
PGIC Convertible Note(1)	4.2	––	4.2
Total	$79.8	$(8.7)	$71.1

———————

(1)

adjusted for other-than-temporary impairment

3.

Balance Sheet Components

Inventories

	December 31,	September 30,
	2008	2008
(In millions)
Raw materials	$103.2	$99.8
Work-in-process	12.7	9.5
Finished goods	91.9	109.0
Total	$207.8	$218.3

Tables of Contents

Property, Plant and Equipment

	December 31,	September 30,
	2008	2008
(In millions)
Land	$62.4	$62.9
Buildings	224.0	219.7
Leasehold improvements	12.7	12.8
Machinery, furniture and equipment	280.6	287.3
Gaming operations equipment	839.6	813.2
Construction in process	21.4	22.6
Total	1,440.7	1,418.5
Less accumulated depreciation	(857.1)	(827.6)
Property, plant and equipment, net	$583.6	$590.9

4.

Share-based Compensation

Shares available for grant under the IGT SIP totaled 7.1 million at December 31, 2008 and unrecognized share-based compensation costs totaled $91.5 million expected to be recognized over a weighted average period of 1.9 years. SIP activity is reflected below as of and for the three months ended December 31, 2008.

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Options
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,780	$32.06
Granted	3,981	10.74
Exercised	(12)	9.73
Forfeited	(156)	35.78
Expired	(181)	31.58
Outstanding at end of period	20,412	$27.89	7.0	$9.0
Vested and expected to vest	19,864	$27.87	6.9	$8.7
Exercisable at end of period	10,952	$29.87	5.4	$1.0

		Weighted Average
	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value

Restricted Shares/Units
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	1,663	$35.72
Granted	925	10.74
Vested	(321)	36.98
Forfeited	(27)	36.62
Outstanding at end of period	2,240	$25.21	2.9	$28.7
Expected to vest	2,098	$24.61	2.8	$26.9

5.

Acquisitions

Pro forma financial information is not provided, as these acquisitions are not material to our consolidated financial statements.

Progressive Gaming International Corp.

In January 2009, IGT acquired certain operating assets of PGIC for cash of approximately $16.3 million. Certain global assets and operations of PGIC will be integrated with IGT’s respective offices in Europe, Asia, Australia, Latin America, Canada, and the US. We believe this purchase will provide IGT with additional market opportunities

Tables of Contents

using the PGIC technology to augment our current systems product offerings and increase our systems installed base. The preliminary business valuation and purchase price allocation is currently in process.

Cyberview Technology, Inc.

In July 2008, we paid approximately $88.6 million for substantially all of the assets of Cyberview, a group of companies that develop, produce, and implement innovative, integrated gaming systems solutions. The purchase price included a separate license agreement providing rights to certain additional Cyberview patents. We anticipate this purchase will enable more immediate access to the fixed odds betting terminal market in the UK, as well as further strengthen our IP portfolio and enhance our server-based initiatives.

With the business valuation not yet complete at December 31, 2008, we preliminarily allocated the purchase price to:

ª

tangible assets of $30.8 million, including cash of $16.5 million

ª

identifiable intangible assets of $31.5 million

ª

goodwill of $35.8 million, which may be deductible for tax purposes

ª

liabilities of $9.5 million

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

With the business valuation not yet complete at December 31, 2008, we preliminarily allocated the purchase price to:

ª

tangible assets of $1.6 million, including cash of $0.8 million

ª

identifiable intangible assets of $7.3 million

ª

goodwill of $6.2 million, which may be deductible for tax purposes

ª

liabilities of $4.9 million

6.

Allowances for Receivables

	December 31,	September 30,
	2008	2008
(In millions)
Allowance for doubtful accounts	$26.8	$19.1

Allowance for doubtful notes and contracts
Current	$12.4	$10.1
Non-current	7.1	6.2
	$19.5	$16.3

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

Tables of Contents

Our receivables are concentrated in the following legalized gaming regions at December 31, 2008:

North America	67%	International	33%
Nevada	12	Argentina	14
Oklahoma	11	Other (less than 5% individually)	19
Other (less than 5% individually)	44

Our unfunded development financing loans totaled $74.5 million at December 31, 2008. Through December 31, 2008, IGT had funded $31.5 million of $75.0 million in development financing extended to an Alabama charitable gaming property and $69.0 million of financing extended to a consortium of Argentina gaming operators comprised of a $100.0 million fully collateralized development credit facility and $40.0 million in gaming equipment financing.

Auction Rate Securities

IGT held $21.6 million (par) of ARS at December 31, 2008. As a result of the failed auctions which began in February 2008, our ARS currently lack liquidity and are carried at fair value in non-current assets. We continue to receive ARS interest payments and have no reason to believe any of the underlying issuers are at risk of default.

In November 2008, we accepted ARS put rights offered by our broker, UBS Securities LLC, entitling us to sell our ARS through appropriate UBS entities at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. In accepting these rights, we also granted UBS the right to sell or auction our ARS at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of our ARS.

Upon acceptance of the put rights, we classified our ARS as “trading” and made a SFAS 159 election to carry the put at fair value. We believe this election will more accurately reflect the economic relationship between the put and the underlying ARS, and expect that future changes in the put fair value will largely offset any future ARS losses.

At December 31, 2008, we estimated the fair value of our ARS at $15.4 million and recorded a loss of $6.2 million in connection with the reclassification to trading and our consideration of the investments’ illiquidity. The put was recorded at its estimated fair value of $4.7 million with a corresponding gain, for a combined net loss of $1.5 million included in other income (expense) for the quarter ended December 31, 2008.

8.

Goodwill and Other Intangibles

Goodwill

Activity by Segment	North
Three Months Ended December 31, 2008	America	International	Total
(In millions)
Beginning balance	$1,042.6	$115.9	$1,158.5
Business combination adjustments	0.2	––	0.2
Foreign currency adjustments	––	(12.0)	(12.0)
Ending balance	$1,042.8	$103.9	$1,146.7

Other Intangibles

During the quarter ended December 31, 2008, we added $1.7 million for capitalized patent legal costs with a weighted average life of 9 years.

	December 31, 2008			September 30, 2008
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$378.4	$192.2	$186.2	$376.7	$184.0	$192.7
Contracts	24.8	16.4	8.4	25.1	15.5	9.6
Trademarks	2.9	1.6	1.3	3.3	1.9	1.4
Developed technology	67.2	29.1	38.1	68.4	27.1	41.3
Customer relationships	7.8	4.2	3.6	7.9	4.0	3.9
Total	$481.1	$243.5	$237.6	$481.4	$232.5	$248.9

Tables of Contents

Aggregate amortization expense totaled $11.5 million in the current quarter versus $11.0 million in the prior year quarter.

	2009	2010	2011	2012	2013
(In millions)
Estimated annual amortization	$44.9	$41.3	$37.1	$30.7	$26.4

9.

Credit Facilities and Indebtedness

	December 31,	September 30,
Outstanding	2008	2008
(In millions)
Senior credit facility	$1,440.0	$1,345.0
Foreign credit facilities	10.8	15.0
2.6% Debentures	829.4	900.0
Installment purchase contract	2.0	3.1
Notes payable, net	$2,282.2	$2,263.1

We continue to be in compliance with all applicable covenants at December 31, 2008.

Senior Credit Facility

As of December 31, 2008, $1.1 billion was available under our $2.5 billion unsecured revolving credit facility, $4.1 million was reserved for letters of credit, and outstanding borrowings carried a 3.5% weighted average interest rate.

Applicable interest rates and facility fees may fluctuate based on our public credit ratings or debt to capitalization ratio. At December 31, 2008, the facility fee was 12.5 bps and the interest rate was LIBOR plus 37.5 bps. We can borrow for one, two, three or six month durations at our discretion and other durations with bank group approval. One, three and six month LIBOR rates at the end of the period were 0.43%, 1.41% and 1.75%, respectively.

Foreign Credit Facilities

Our available foreign credit facilities at December 31, 2008 totaled $77.3 million with a weighted average interest rate of 2.27%. The outstanding borrowings of $10.8 million carried a 1.38% weighted average interest rate. These subsidiary credit facilities renew annually and are guaranteed by the parent company, International Game Technology.

2.6% Senior Convertible Debentures

The market price condition for convertibility of our Debentures has not yet been met.

We evaluated all features of the Debentures for SFAS 133 embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at December 31, 2008, and no related derivative liability was recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

We may use open market, privately negotiated, or structured transactions to repurchase our Debentures depending on market conditions and other factors. During the first quarter of fiscal 2009, we recognized a gain of $4.4 million on the repurchase of 70,600 $1,000 par outstanding Debentures. Subsequent to the end of our first quarter through February 9, 2009, we repurchased 43,500 additional outstanding Debentures.

Tables of Contents

10.

Earnings Per Share

	Quarters Ended
	December 31,
	2008	2007
(In millions, except per share amounts)
Net income	$65.7	$113.7
Basic weighted average shares outstanding	293.3	314.4
Dilutive effect of stock awards	0.4	4.0
Diluted weighted average shares outstanding	293.7	318.4

Basic earnings per share	$0.22	$0.36
Diluted earnings per share	$0.22	$0.36

Weighted average antidilutive stock award shares excluded from diluted EPS	19.3	3.4

We repurchased no shares of our common stock during fiscal 2009 through February 9, 2009.

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

Our effective tax rate for the first quarter of fiscal 2009 decreased to 18.2% from 39.6% for same quarter last year. This decrease in our effective tax rate was primarily due to nonrecurring tax benefits including:

ª

significant settlements with the IRS

ª

the reversal of accrued interest related to a tax accounting method change application

ª

an adjustment to tax paid on intercompany profits

ª

the retroactive reinstatement of the research and development tax credit

We file income tax returns in the US federal, various state, local and foreign jurisdictions. During the first quarter of fiscal 2009, we paid the IRS approximately $18.2 million, including interest of $6.3 million, as a result of the settlement of our fiscal 2000-2001 examinations. In general, we are no longer subject to any significant US federal, state, local or foreign income tax examination by tax authorities for years before fiscal 2002.

The IRS began an audit of our US federal income tax returns for fiscal years 2002 through 2004 in the first quarter of fiscal 2009. We are also subject to examination in state and foreign jurisdictions for the same years. At this time we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

We adopted the provisions of FIN 48 on October 1, 2007. As of December 31, 2008, we had $59.1 million of gross unrecognized tax benefits excluding related accrued interest and penalties of $40.1 million. As of December 31, 2008, $45.5 million of our unrecognized tax benefits would affect our effective tax rate, if recognized.

In the first quarter of fiscal 2009, our unrecognized tax benefits decreased $28.4 million and interest and penalties related to unrecognized tax benefits decreased $11.2 million. The reduction is primarily due to the IRS settlement discussed above and to a tax accounting method change application filed with the IRS. We do not believe our total unrecognized tax benefits will change significantly during the next twelve months.

Tables of Contents

12.

Other Comprehensive Income

	Quarters Ended
	December 31,
	2008	2007
(In millions)
Net income	$65.7	$113.7
Currency translation adjustments	(28.9)	(1.1)
Investment securities unrealized (losses)	(5.2)	(0.1)
Comprehensive income	$31.6	$112.5

13.

Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885, RE 38,812, and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. Discovery is closed. The court heard oral argument on claim construction and various motions and cross-motions for summary judgment on January 16, 2009. Trial is scheduled for May 26, 2009.

Tables of Contents

2006 Federal District Court of Nevada

On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.” The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold®, The Addams Family™, American Bandstand®, The Apprentice™, Dilbert's™ Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy™, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone® gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. On September 9, 2008, the Court granted IGT’s motion for summary judgment of invalidity and final judgment in IGT’s favor was entered on October 3, 2008. Bally appealed the decision to the US Court of Appeals for the Federal Circuit.

Aristocrat

2005 Federal District Court of Nevada

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the judgment in IGT’s favor on March 28, 2008. Aristocrat requested a rehearing en banc, which was denied. Aristocrat filed a petition for certiorari in the United States Supreme Court, which was denied.

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which was issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008. IGT intends to seek review by the US Supreme Court. A status hearing is scheduled to be held in the District Court on February 13, 2009.

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

Environmental Matters

CCSC, a casino operation sold by IGT in April 2003, is located in an area that has been designated by the EPA as an active Superfund site because of contamination from historic mining activity in the area. In order for Anchor Coin, an entity IGT acquired in December 2001, to develop the CCSC site, it voluntarily entered into an administrative order of consent with the EPA to conduct soil removal and analysis (a requirement imposed on similarly situated

Tables of Contents

property developers within the region) in conjunction with re-routing mine drainage. The work and obligations contemplated by the agreement were completed by Anchor Gaming. In June 1998, and the EPA subsequently issued a termination of the order.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Appellate briefing has been completed. Oral argument is scheduled for March 12, 2009.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2008 totaled $64.5 million, with a remaining life of approximately seven years.

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

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.6 million at December 31, 2008. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at December 31, 2008.

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

Tables of Contents

Product Warranties

The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. We estimate accrued warranty costs in the table below based on historical trends in product failure rates and expected costs to provide warranty services.

Three Months Ended December 31,	2008	2007
(In millions)
Balance at beginning of fiscal year	$8.4	$8.7
Reduction for payments made	(2.2)	(1.8)
Accrual for new warranties issued	3.0	3.1
Adjustments for pre-existing warranties	(0.9)	(0.2)
Ending balance	$8.3	$9.8

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

14.

Foreign Currency Derivatives

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging our exposure totaled $87.8 million at December 31, 2008 and $93.3 million at September 30, 2008. The fair value of these forward contracts was recorded as a $3.0 million asset at December 31, 2008 and a $0.2 million liability at September 30, 2008.

The notional amount of foreign currency contracts included a $49.9 million SFAS 133 fair value hedge related to our CLS Hong Kong dollar convertible note (see Note 2), for which there was no ineffectiveness during the three months ended December 31, 2008.

15.

Fair Value Measurements

On October 1, 2008, we adopted the provisions of SFAS 157, Fair Value Measurements, and all related FSPs for our financial assets and liabilities. In accordance with FSP FAS 157-2, Effective Date of FASB Statement No.157, we will apply SFAS 157 for nonfinancial assets and liabilities effective with fiscal 2010. We also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS 115, permitting entities to elect fair value measurement for many financial instruments and certain other items. As of December 31, 2008, we had made only one election to carry our ARS put at fair value (see Note 7).

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date.

SFAS 157 also established a fair value hierarchy based on observable and unobservable inputs:

ª

Level 1 – Quoted market prices in active markets for identical instruments

ª

Level 2 – Quoted market prices for similar instruments, using observable market based inputs or unobservable inputs corroborated by market data

ª

Level 3 – Unobservable inputs using our own assumptions when observable inputs are unavailable

Tables of Contents

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008

	Fair Value	Level 1	Level 2	Level 3
(In millions)
Assets
Foreign currency derivatives	$3.1	$––	$3.1	$––
Investments in unconsolidated affiliates	71.1	––	––	71.1
Investments in ARS and put rights	20.1	––	––	20.1
Total	$94.3	$––	$3.1	$91.2

Liabilities
Foreign currency derivatives	$0.1	$––	$0.1	$––

Reconciliation of Items Using Significant Unobservable Inputs (Level 3)

Three Months Ended December 31, 2008	Investments in Unconsolidated Affiliates	Investments in ARS and Put Right
(In millions)
Beginning balance	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	(3.9)	(1.5)
Included in other comprehensive income	(6.6)	2.0
Purchases, issuances, accretion, settlements	1.2	––
Ending balance	$71.1	$20.1

Net change in unrealized gain (loss) included in earnings related to instruments still held	$(3.9)	$(1.5)

Summary of Valuation Techniques and Balance Sheet Presentation

Foreign currency derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as a component of prepaid expenses and other, and other accrued liabilities. See Note 14.

Investments in unconsolidated affiliates carried at fair value are estimated using discounted cash flow models incorporating market participant assumptions, including credit quality and market interest rates and/or a Black Scholes formula and lattice models with certain assumptions, such as stock price and volatility. These investments are presented as a component of other assets. See Note 2.

Investments in ARS are valued using discounted cash flows, with certain assumptions related to lack of liquidity due to a lack of observable market data. The put rights are valued based on the difference between the ARS par and fair value discounted for the broker’s non-performance risk and the time remaining until the exercise period. The ARS and related put rights are presented as a component of other assets. See Note 7.

16.

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

Tables of Contents

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions for reporting purposes, which may result in changes to segment allocations.

	Quarters Ended
	December 31,
	2008	2007
(In millions)
NORTH AMERICA
Revenues	$482.5	$462.1
Gaming operations	267.5	295.2
Product sales	215.0	166.9

Gross profit	245.4	265.8
Gaming operations	136.8	175.5
Product sales	108.6	90.3

Operating income	109.4	162.5
Income before tax	116.1	171.6

INTERNATIONAL
Revenues	$119.1	$183.7
Gaming operations	45.8	37.1
Product sales	73.3	146.6

Gross profit	60.5	100.7
Gaming operations	24.6	23.9
Product sales	35.9	76.8

Operating income	22.6	62.2
Income before tax	21.0	62.0

CORPORATE
Net unallocated operating expenses	$(31.9)	$(29.0)
Net unallocated expenses	(56.8)	(45.5)

CONSOLIDATED
Revenues	$601.6	$645.8
Gaming operations	313.3	332.3
Product sales	288.3	313.5

Gross profit	305.9	366.5
Gaming operations	161.4	199.4
Product sales	144.5	167.1

Operating income	100.1	195.7
Income before tax	80.3	188.1

Tables of Contents

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª

our ability to introduce new products and stimulate replacement demand

ª

the timing, features, benefits, and expected success of new product introductions

ª

the timing of the introduction of and revenues from server-based systems

ª

our ability to acquire, develop, or protect intellectual property

ª

our market share, competitive advantage, and leadership position

ª

the advantages offered to customers by our products and product features

ª

the timing and estimated costs related to our company-wide strategic review and workforce reduction

ª

gaming growth, expansion, and new market opportunities

ª

our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª

investments in other entities, expanding our product lines, and improving our position in related markets

ª

factors impacting future gross margins and tax rates

ª

increasing growth or contributions from certain non-machine products and services

ª

increasing machine sales or placements

ª

legislative or regulatory developments and related market opportunities

ª

available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª

timing and amount of future share or debenture repurchases and dividends

ª

expectations regarding losses from off-balance sheet arrangements

ª

expectations regarding the outcome and expense of litigation

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

OVERVIEW

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment. It should be read in conjunction with our Annual Report on Form 10K for the year ended September 30, 2008. Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

International Game Technology is a global company specializing in the design, manufacture, and marketing of computerized gaming equipment, network systems, licensing, and services. We are a leading supplier of gaming products to the world, providing a diverse offering of quality products and services at competitive prices that are designed to increase the potential for operator profits by enhancing the player experience.

Tables of Contents

Our annual revenues totaled $2.5 billion in fiscal 2008. We operate in two segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. International continues to be a growing contributor at 25% of operating income in fiscal 2008. See BUSINESS SEGMENT RESULTS below and Note 16 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and current quarter financial results.

We are currently operating in a difficult global environment. The combination of economic uncertainty, lower replacement demand, limited opportunities from new or expanding markets, and improved competition has negatively impacted our consolidated results. Our North America gaming operations business has been adversely affected by lower casino patron play levels that operators have largely attributed to unfavorable economic conditions, as well as declining interest rates that have increased jackpot funding costs. Although these challenges are expected to continue to impact our near-term results, we remain focused on strategic long-term initiatives that we believe will maintain our status as a leading provider of innovative gaming products and services.

Our current product development efforts reflect our commitment to the future of gaming industry technology as our business model continues to evolve toward a more systems-centric, networked gaming environment. Our gaming systems in the marketplace continue to grow with approximately 845 systems installed worldwide as of December 31, 2008, versus 730 in the prior year. Additionally, several new machine models were released in fiscal 2008 that support the networked gaming environment. Customer feedback on these models has been positive, and we anticipate replacement demand to increase over the next twelve to eighteen months. However, tight credit markets are currently constraining gaming operator’s budgets and expansion projects, which will impact the timing of this demand. Our current replacement demand is below normal and is likely to continue at a reduced pace given economic conditions.

We remain on track for initial deployment of our sbX™ applications during the current fiscal year, primarily through sales of the sbX Tier One package, which provides for small scale implementations of sbX Floor Manager and the IGT game library. Venue wide installations will begin in late 2009 and we expect to realize a growing benefit from sbX™ technology as we differentiate IGT gaming products with new ways to engage and interact with players.

We are dependent, in part, on new market opportunities to generate growth. We expect to benefit from a number of new or expansion projects that are currently underway, but the extent and timing of such opportunities remains uncertain due to the difficult credit environment and risk of prolonged economic weakness. The uncertainty and lack of liquidity has led some gaming operators to delay or cancel construction projects; however, we believe market opportunities will develop as credit markets recover and new jurisdictions consider gaming tax revenues as one means to address budget shortfalls.

The first quarter of 2009 included new openings or expansions in a number of domestic jurisdictions including Nevada, Oklahoma, Pennsylvania and Washington. In November 2008, voters in Maryland voted to legalize up to 15,000 gaming machines at five locations. Further gaming expansion in international markets, especially in Southeast Asia, is also expected in the future.

We continued to deploy our capital for strategic business combinations and acquisitions of important technologies and IP with our investment in LVGI during the first quarter of fiscal 2009. We anticipate our LVGI relationship will provide additional innovative applications for our server based gaming systems. Additionally, we believe the PGIC asset purchase in January 2009, will provide us with additional market opportunities to augment our current systems product offerings and increase our systems installed base.

We will take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain unfavorable. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives including investments and alliances to expand our geographic reach, product lines, and customer base. We will cautiously deploy our capital in order to preserve maximum flexibility.

During the current quarter we completed initial restructuring initiatives by reducing our global workforce by approximately 8%, incurring charges of $17.4 million, net of stock-compensation forfeitures, in the first quarter of fiscal 2009. We anticipate we will begin to realize quarterly cost reductions from these efforts ranging from $20.0 million to $25.0 million beginning in the second quarter of fiscal 2009. We also plan to further reduce our workforce by approximately 200 manufacturing-related positions resulting in additional charges of approximately $7.0 million to $9.0 million during the third quarter of fiscal 2009. We will continue to conduct a company-wide strategic review of our costs and organizational structure for further opportunities to maximize efficiency and align our expenses with our current and long-term business outlook.

Tables of Contents

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into debt and equity components. The adoption of this FSP in the first quarter of fiscal 2010 will increase interest expense related to our Debentures and decrease earnings. This FSP will also require retrospective restatement of all periods presented after adoption. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures.

See Note 1 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding recently issued accounting standards that may impact our financial statements upon adoption.

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

ª

revenue recognition

ª

goodwill, other intangible assets, and royalties

ª

jackpot liabilities and expenses

ª

inventory and gaming operations equipment

ª

income taxes

For a discussion of our critical accounting estimates, please refer to MDA in our Annual Report on Form 10-K for the year ended September 30, 2008. We have made no significant changes to our accounting estimates since September 30, 2008.

Tables of Contents

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2008	2007	Amount		%
(In millions except units & EPS)
Revenues	$601.6	$645.8	$(44.2)		-7%
Gaming operations	313.3	332.3	(19.0)		-6%
Product sales	288.3	313.5	(25.2)		-8%
Machines	190.9	214.2	(23.3)		-11%
Non-machine	97.4	99.3	(1.9)		-2%

Gross profit	$305.9	$366.5	$(60.6)		-17%
Gaming operations	161.4	199.4	(38.0)		-19%
Product sales	144.5	167.1	(22.6)		-14%

Gross margin	51%	57%	(6	) pp	-11%
Gaming operations	52%	60%	(8	) pp	-13%
Product sales	50%	53%	(3	) pp	-6%

Units
Gaming operations installed base (1)	60,900	59,700	1,200		2%
Fixed	15,700	14,400	1,300		9%
Variable	45,200	45,300	(100)		––
Machines sold	15,700	20,200	(4,500)		-22%

Operating income	$100.1	$195.7	$(95.6)		-49%
Operating margin	17%	30%	(13	) pp	-43%
Net income	$65.7	$113.7	$(48.0)		-42%
Diluted EPS	$0.22	$0.36	$(0.14)		-39%

———————

(1)

Prior year reflects 900 additional international units previously excluded because of change in criteria at September 2008.

Consolidated net income decreased over the prior year on lower gaming operations play levels amid unfavorable economic conditions and weakness in international replacement demand. Additionally, current quarter consolidated revenues were negatively impacted by approximately $21.5 million due to changes in foreign exchange rates. Comparability to the prior year was also significantly affected by restructuring charges related to our workforce reduction as well as interest rate declines impacting jackpot expense. We expect our second quarter to be further impacted by fewer new casino openings and the ongoing economic situation.

Additionally, as a result of our 52/53-week accounting year, our results of operations for the current quarter contained 14 weeks versus 13 weeks in the comparable prior year quarter. The additional week in the current quarter primarily benefited gaming operations and increased operating expenses.

Consolidated Gaming Operations

Revenues were down in the current quarter primarily due to lower play levels in North America. Additionally, our installed base growth is increasingly from stand-alone lease and CDS units which generally provide lower revenues and gross profit per unit compared to WAP units. International revenue and gross profit improvements partially offset declines in North America reflecting the increasing geographic footprint of our gaming operations.

In addition, gross profit and margin in the current quarter were adversely affected by unfavorable interest rate impacts on jackpot expense, unfavorable foreign exchange rates, and obsolescence charges with new product transitions. The extra week of operations in the current quarter contributed approximately $22.4 million and $11.5 million in consolidated revenues and gross profit, respectively.

Consolidated Product Sales

Total product sales revenues and gross profit were down from prior year primarily due to lower international demand partially offset by improved North America shipments into new or expanding markets. Gross margin declines were due to obsolescence charges, less favorable product and jurisdictional mix, and unfavorable exchange

Tables of Contents

rates. Product sales margins are expected to continue to fluctuate depending on the geographic mix and types of products sold.

Operating Expenses

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2008	2007	Amount	%
(In millions)
Selling, general and administrative	$114.9	$100.3	$(14.6)	-15%
Research and development	53.5	51.3	(2.2)	-4%
Restructuring charges	17.4	––	(17.4)	––
Depreciation and amortization	20.0	19.2	(0.8)	-4%
Total	$205.8	$170.8	$(35.0)	-20%
Percent of revenues	34%	26%

During the current quarter we implemented restructuring initiatives with the goal of maximizing operational efficiencies and controlling expenses through the reduction our global workforce by approximately 8%. The reduction in employees was accomplished through a combination of early retirement and involuntary employee separation arrangements. Non-recurring restructuring charges during the current quarter included severance and one-time termination costs of $17.4 million, net of stock-compensation forfeitures. We expect this initiative to reduce our quarterly operating costs by $20.0 million to $25.0 million beginning in the second quarter of fiscal 2009.

In addition to the restructuring charges, the current quarter also included approximately $12.6 million in SG&A and R&D expenses associated with the extra week of operations. SG&A also includes an unfavorable fluctuation in bad debt provision of $15.9 million from the prior year due to increased credit risk related to the current economic climate and its impact on certain customers’ operations. These unfavorable fluctuations were partially offset by lower incentives related to reduced operating income and a variety of other cost cutting measures.

We also plan to further reduce our workforce by approximately 200 manufacturing-related positions and expect to incur additional severance charges ranging from $7.0 million to $9.0 million in the third quarter of fiscal 2009.

Other Income (Expense) and Taxes

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2008	2007	Amount	%
(In millions; * = not meaningful)
Interest income	$16.5	$17.3	$(0.8)	-5%
WAP	7.5	8.6	(1.1)	-13%
Other	9.0	8.7	0.3	3%
Interest expense	(30.4)	(24.8)	(5.6)	-23%
WAP	(7.3)	(7.3)	––	––
Other	(23.1)	(17.5)	(5.6)	-32%
Other	(5.9)	(0.1)	(5.8)	*
Total other income (expense)	$(19.8)	$(7.6)	$(12.2)	*

Income tax provision	$14.6	$74.4	$59.8
Tax rate	18.2%	39.6%	21.4	pp

WAP interest income and expense related to previous jackpot winners accrete at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

The fluctuation in total other income (expense) for the quarter was primarily attributable to higher interest expense resulting from increased borrowings under our credit facility. The current quarter also included write-downs of our investments in PGIC and ARS, with related put rights, totaling $5.3 million, partially offset by gains on Debenture repurchases.

Tables of Contents

Our current quarter tax provision was reduced by significant non-recurring discrete items, as further described in Note 11 of our Unaudited Condensed Consolidated Financial Statements. While our future effective tax rates may continue to be volatile due to changes in uncertain tax positions, we currently estimate our annual effective tax rate (inclusive of discrete items) for fiscal 2009 will be approximately 37%.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each division reflects applicable operating expenses. See Note 16 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2008	2007	Amount		%
(In millions except units)
Revenues	$482.5	$462.1	$20.4		4%
Gaming operations	267.5	295.2	(27.7)		-9%
Product sales	215.0	166.9	48.1		29%
Machines	137.4	90.8	46.6		51%
Non-machine	77.6	76.1	1.5		2%

Gross profit	$245.4	$265.8	$(20.4)		-8%
Gaming operations	136.8	175.5	(38.7)		-22%
Product sales	108.6	90.3	18.3		20%

Gross margin	51%	58%	(7	) pp	-12%
Gaming operations	51%	59%	(8	) pp	-14%
Product sales	51%	54%	(3	) pp	-6%

Units
Gaming operations installed base	46,900	48,900	(2,000)		-4%
Fixed	6,700	6,700	––		––
Variable	40,200	42,200	(2,000)		-5%
Machines sold	9,500	7,300	2,200		30%

Operating income	$109.4	$162.5	$(53.1)		-33%
Operating margin	23%	35%	(12	) pp	-34%

North America operating results declined during the current period primarily due to lower gaming operations, restructuring charges, and increased bad debt provisions despite improved machine shipments. Additionally, lower play levels and interest rate declines in the midst of the current economic downturn unfavorably affected gaming operations.

North America Gaming Operations

Gaming operations revenues and gross profit declined from the prior year due to lower play levels largely attributable to unfavorable economic conditions combined with continued shift in our installed base. With approximately 85% of our installed base made up of variable fee units, a significant portion of our revenues fluctuate directly with casino play levels. Thus, the declines in play levels reported for many US gaming markets adversely affected our gaming operations. In addition, our increasing mix of stand-alone lease and CDS units compared to WAP units also contributed to the decline in revenues. These non-WAP units generally provide lower revenues and gross profit mainly because they carry no IGT sponsored jackpots.

Gaming operations gross profit and margin also declined primarily due to the effect of lower interest rates on jackpot expense. Jackpot expense was negatively impacted by $17.2 million compared to the prior year quarter due to declining interest rates. The additional cost due to interest rate movements was partially offset by fewer WAP units and variations in slot play, for a net increase to jackpot expense of $9.7 million over the prior year period. See MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses in our Annual Report on Form 10-K for the year ended September 30, 2008, for additional details regarding the factors affecting jackpot expense.

Tables of Contents

The extra week of North America operations during the quarter also contributed approximately $19.1 million in revenues and $9.8 million in gross profit.

North America Product Sales

Product sales revenues and gross profit improved during the quarter mainly due to increased machine shipments into new and expanding markets. Machine revenues reflect an increase in the mix of our premium-priced AVP® models, as well as increased gaming systems. The decline in gross margin for the quarter is primarily attributable to obsolescence charges and a less favorable mix of non-machine revenues.

Unit shipments continued to be affected by low replacement demand, but new unit shipments increased during the quarter due to new and expanded casinos in several jurisdictions. New unit shipments were 6,700 during the quarter compared to 4,200 in the prior year quarter. Replacement sales consisted of 2,800 units during the current quarter compared to 3,100 in the prior year.

International

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2008	2007	Amount		%
(In millions except units)
Revenues	$119.1	$183.7	$(64.6)		-35%
Gaming operations	45.8	37.1	8.7		23%
Product sales	73.3	146.6	(73.3)		-50%
Machines	53.5	123.4	(69.9)		-57%
Non-machine	19.8	23.2	(3.4)		-15%

Gross profit	$60.5	$100.7	$(40.2)		-40%
Gaming operations	24.6	23.9	0.7		3%
Product sales	35.9	76.8	(40.9)		-53%

Gross margin	51%	55%	(4	) pp	-7%
Gaming operations	54%	64%	(10	) pp	-16%
Product sales	49%	52%	(3	) pp	-6%

Units
Gaming operations installed base (1)	14,000	10,800	3,200		30%
Fixed	9,000	7,700	1,300		17%
Variable	5,000	3,100	1,900		61%
Machines sold	6,200	12,900	(6,700)		-52%

Operating income	$22.6	$62.2	$(39.6)		-64%
Operating margin	19%	34%	(15	) pp	-44%

———————

(1)

Prior year reflects 900 additional units previously excluded because of change in criteria at September 2008.

International operating results declined for the quarter as a result of fewer unit sales in comparison to record results in the prior year. Product sales declines were partially offset by continued growth in gaming operations. International revenues were negatively impacted by approximately $18.6 million due to changes in foreign exchange rates during the current quarter. Total gross margin decline resulted from unfavorable exchange rates and obsolescence charges.

Improved gaming operations revenues and gross profit during the current quarter were primarily the result of a growing international installed base mainly in the UK from our recent acquisition of Cyberview. The extra week of International operations during the quarter also contributed approximately $3.3 million in revenues and $1.7 million in gross profit. Gaming operations gross margins were negatively impacted by unfavorable exchange rates, and $3.5 million in obsolescence charges.

Product sales revenues and gross profit were challenged by both the unfavorable global economic conditions and difficult comparisons to record results in the prior year. Margin decline was attributable to higher royalty fees and unfavorable foreign exchange rates.

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At December 31, 2008, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and the $1.1 billion available on our senior credit facility. Other sources of capital include, but are not limited to, the issuance of public or private placement debt, foreign credit facilities and the issuance of equity securities. However, due to current unfavorable conditions in the credit and capital markets, there can be no assurance that these additional sources of capital will be available to us on terms that are acceptable to us or at all. Based on past performance and current expectations, we believe the combination of these resources will satisfy our working capital needs, jackpot liabilities, capital expenditures, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are amounts available only for funding jackpot winner payments. As of December 31, 2008, we have sufficient cash and investments, inclusive of restricted amounts, to satisfy our jackpot liabilities. Unrestricted cash and equivalents totaled $261.1 million at December 31, 2008, a decrease of $5.3 million from September 30, 2008 as described below.

Working capital increased to $745.4 million at December 31, 2008 from $733.4 million at September 30, 2008, primarily due to reductions in payables and other liabilities.

We held $21.6 million (par) of “trading” ARS at December 31, 2008, that have no readily determinable market value. Additionally, in November 2008, we accepted ARS rights offered by our broker entitling us to sell our ARS at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. There has been no interruption in interest receipts on the ARS and we expect to realize our investments’ par value without significant loss. See Note 7 and Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information about our ARS and put rights.

Cash Flows Summary

			Favorable
Three Months Ended December 31,	2008	2007	(Unfavorable)
(In millions)
Operations	$149.5	$120.2	$29.3
Investing	(129.1)	(51.2)	(77.9)
Financing	(20.6)	(44.9)	24.3
Effects of exchange rates	(5.1)	0.5	(5.6)
Net Change	$(5.3)	$24.6	$(29.9)

Operating Cash Flows

Operating cash flows increased during the first quarter of fiscal 2009 primarily due to additional prepayments to secure long-term licensing rights in the prior year quarter. The current quarter also benefited from net changes in operating receivables and jackpot liabilities, partially offsetting lower net income.

The decrease in operating receivables resulted in an increase to operating cash flows of $47.3 million since the end of fiscal 2008. Average days sales outstanding for the trailing twelve months at December 31, 2008 decreased to 95 days from 98 days from September 30, 2008, primarily due to lower receivables and revenues.

The decrease in inventory resulted in a $3.4 million increase to operating cash flows during the first quarter of fiscal 2009. Inventory turns for the trailing twelve months at December 31, 2008 improved slightly to 2.6 versus 2.5 from September 30, 2008, with decreased inventory.

Decreased accounts payable and accrued liabilities caused a reduction to operating cash flows of $105.1 million during the first quarter of fiscal 2009 and included $28.0 million of interest paid. Accrued interest payable totaled $9.3 million at December 31, 2008 versus $16.1 million at September 30, 2008.

Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements in our most recent Form 10-K.

Tables of Contents

Investing Cash Flows

The increase of cash used for investing during the current quarter was primarily due to:

ª

additions to our gaming operations installed base

ª

$39.5 million, net of collections, increased advances for customer development financing

ª

$11.6 million increased restricted cash requirements

ª

$10.3 million investment in LVGI

Our capital expenditures are summarized below:

			Increase
Three Months Ended December 31,	2008	2007	(Decrease)
(In millions)
Property, plant and equipment	$17.1	$23.1	$(6.0)
Gaming operations equipment	57.3	35.4	21.9
Intellectual property	1.6	4.2	(2.6)
Total capital expenditures	$76.0	$62.7	$13.3

Financing Cash Flows

The reduction in cash used for financing in the first three months of fiscal 2009 was primarily due to the absence of share repurchases and lower net debt proceeds from borrowings on our senior credit facility compared to the prior year quarter. During the first three months of fiscal 2009, we increased the outstanding balance on our revolving lines of credit by $90.8 million, largely due to $70.6 million par outstanding Debentures repurchased. We have $1.1 billion available on our senior credit facility and $77.3 million available on foreign credit facilities. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our credit facilities.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost and volume objectives. We repurchased no additional shares during fiscal 2009 through February 9, 2009, and our remaining repurchase authorization totaled 7.7 million shares.

Credit Facilities and Indebtedness (See Note 9 of our Unaudited Condensed Consolidated Financial Statements)

At December 31, 2008, $1.5 billion was outstanding and $1.2 billion was available on our credit facilities, primarily from our senior credit facility which expires in December 2010. Our senior credit facility subjects us to a number of financial covenants, which may be adversely impacted by current unfavorable economic conditions.

Our outstanding Debentures pay interest semi-annually in June and December. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026, and 2031. Given current market conditions and the recent trading price of our common stock, we believe it is likely that holders will exercise this put right and we may be required to redeem the outstanding Debentures in December 2009. The Debentures were not classified to current liabilities, because we have the intent and ability to refinance with our long-term senior credit facility.

We believe our cash on hand, operating cash flows and remaining capacity on our senior credit facility will provide the necessary capital if we are required to redeem the Debentures. We also believe our credit rating, balance sheet, and operations should facilitate our ability to access additional capital through the credit markets, if needed. Our ability to access credit markets, if needed, on acceptable terms, or at all, will be subject to market conditions at that time.

We may also use open market, privately negotiated, or structured transactions to repurchase our Debentures depending on market conditions and other factors. During fiscal 2009 through February 9, 2009, we repurchased $114.1 million par of outstanding Debentures.

Tables of Contents

Financial Condition

	December 31,	September 30,	Increase
	2008	2008	(Decrease)
(In millions)
Assets	$4,443.1	$4,557.4	$(114.3)
Liabilities	3,537.8	3,648.4	(110.6)
Stockholders' equity	905.3	909.0	(3.7)

The decrease in total assets was primarily due to lower receivables and inventories, investment write-downs, and reduced deferred tax assets largely related to the closure of our 2000 and 2001 IRS audits. Current quarter liabilities decreased primarily as a result of payments of employee incentives and other accrued liabilities, and $70.6 million par of outstanding Debentures repurchased, partially offset by additional credit facility borrowings.

Stockholders’ equity decreased during the current period due to cumulative translation adjustment related to unfavorable exchange rates, and dividends paid, partially offset by current period earnings and APIC related to employee stock plans.

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

Tables of Contents

Hedging

We hedge our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging our exposure totaled $87.8 million at December 31, 2008 and $93.3 million at September 30, 2008.

Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. Generally, these exchange gains and losses should be offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include the British pound, Australian dollar, Japanese yen, Euro, South African rand, and Canadian dollar. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $21.0 million at December 31, 2008 versus $24.4 million at September 30, 2008. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would reduce our gross profit by approximately $10.4 million in the first three months of fiscal 2009 versus $8.5 million in the prior year period due to corresponding increases in jackpot expense. Gross profit and margin for the first quarter of fiscal 2009 were adversely affected by unfavorable interest rate impacts on jackpot expense totaling $17.2 million. We do not currently manage this exposure with derivative financial instruments.

Senior Credit Facility

Fluctuations in LIBOR due to changes in market and other economic conditions directly impact our interest expense on our senior credit facility. We estimate that a hypothetical increase of 100 bps in interest rates on amounts outstanding would have increased our interest expense by approximately $14.4 million at December 31, 2008 versus $13.5 million at September 30, 2008. We do not currently manage this exposure with derivative financial instruments. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our senior credit facility.

Debentures

The fair value of our Debentures is affected by changes in the price of IGT stock and changes in interest rates. Typically, the fair value of our Debentures increases and decreases directionally with like movements in our stock price. In general, the fair value of an investment in a fixed interest rate debt instrument increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of our Debentures, however, these changes had no material effect on our financial position, cash flows or results of operations as of December 31, 2008.

At December 31, 2008, our outstanding Debentures totaled $829.4 million with an estimated fair value of $787.4 million versus $900.0 million outstanding with a fair value of $846.0 million at September 30, 2008. See Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures.

Investment in CLS

The value of our CLS investments is affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The estimated fair value of our equity investment in CLS stock was $6.2 million at December 31, 2008, versus $12.2 million at September 30, 2008.

Tables of Contents

Additionally, our investment in the CLS convertible note is subject to interest rate risk and volatility in CLS stock prices. Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise. The fair value of convertible notes increases as stock price volatility increases. The CLS note had an estimated fair value of $66.9 million at December 31, 2008 versus $72.4 million at September 30, 2008. We are using 5-year forward contracts to mitigate foreign currency risk on approximately 70% of the note. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about our CLS investments.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

For a description of our legal proceedings, see Note 13 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A.

Risk Factors

There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2008. For convenience, our updated risk factors are included below.

New products require regulatory approval and may be subject to complex revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

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

Tables of Contents

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

Existing unfavorable domestic and international general economic conditions and higher fuel or other transportation costs reduce disposable income of casino patrons and result in fewer patrons visiting casinos. This decline in disposable income likely results in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and resulted in significant volatility in the credit and equity markets. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations would reduce their resources available to purchase our products and services, which would adversely affect our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges. Furthermore, current unfavorable economic conditions could impact the ability of our customers to make timely payments to us. If that were to occur, we may incur additional provisions for bad debt related to credit concerns on certain receivables.

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

Tables of Contents

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

Our Debentures issued in December 2006 contain a net settlement feature. This feature entitles holders of Debentures to receive cash up to $1,000 per Debenture and shares for any excess conversion value as determined by the governing indenture. Consequently, if a significant number of Debentures are converted or redeemed, we would be required to make significant cash payments to the holders who convert their Debentures. Given current market conditions and the recent trading price of our stock, it is likely that Debenture holders will exercise their right to require IGT to redeem the Debentures on December 15, 2009. Our liquidity, financial position, results of operations, and cash flows may be negatively impacted if we are unable to satisfy this obligation with existing capital resources as we may be required to obtain funding with terms that include higher interest rates or additional restrictions.

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

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, including locations abroad. Such investment and financing activities subject us to increased credit risk in certain regions, which could be exacerbated by current unfavorable economic conditions or other political or economic instability in those regions. We monitor our investments and financing activities to assess impairment on a

Tables of Contents

quarterly basis. We have in the past and may in the future incur losses on these types of investments and loans. Our results of operations, liquidity or financial position may be negatively impacted if we are unable to collect on loans or benefit from investments we make.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

10.1*	Summary of Named Executive Officer and Director Compensation Arrangements at December 31, 2008
10.2*	Amendment to IGT Deferred Compensation Plan (Applicable to Post-2004 Deferrals) dated December 15, 2008
10.3*	Severance and General Release Agreement with Stephen W. Morro dated January 8, 2009
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

———————

* Management contract or compensatory plan or arrangement

Tables of Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2009

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ PATRICK CAVANAUGH
Patrick Cavanaugh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)