Form 10-Q/A
period 2008-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2009-02-17
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 1

———————

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 12, 2008 (the “Original Filing”), is being filed solely to file a corrected version of Exhibit 10.1 (Summary of Named Executive Officer and Director Compensation Arrangements at December 31, 2008) to the Original Filing.  No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.

Item 6.  Exhibits

10.1*	Summary of Named Executive Officer and Director Compensation Arrangements at December 31, 2008
10.2*+	Amendment to IGT Deferred Compensation Plan (Applicable to Post-2004 Deferrals) dated December 15, 2008
10.3*+	Severance and General Release Agreement with Stephen W. Morro dated January 8, 2009
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Principal Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

———————

* Management contract or compensatory plan or arrangement

+ Previously filed

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2009
INTERNATIONAL GAME TECHNOLOGY

	By:	/s/ PATRICK CAVANAUGH
Patrick Cavanaugh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)