Form 10-Q
period 2009-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2009-05-14
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

At May 11, 2009, there were 296.3 million shares of our $.00015625 par value common stock outstanding.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

ii

PART I – FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

1

CONSOLIDATED INCOME STATEMENTS

1

CONSOLIDATED BALANCE SHEETS

2

CONSOLIDATED STATEMENTS OF CASH FLOWS

3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

24

FORWARD LOOKING STATEMENTS

24

OVERVIEW

24

RECENTLY ISSUED ACCOUNTING STANDARDS

26

CRITICAL ACCOUNTING ESTIMATES

26

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

30

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

33

LIQUIDITY AND CAPITAL RESOURCES

35

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

38

Item 4.

Controls and Procedures

40

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

41

Item 1A. Risk Factors

41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

45

Item 3. Defaults Upon Senior Securities

45

Item 4. Submission of Matters to a Vote of Security Holders

45

Item 5. Other Information

45

Item 6. Exhibits

46

Signature

47

i

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Acronym	Terminology
AICPA	American Institute of Certified Public Accountants
Anchor	Anchor Gaming
APB	Accounting Principles Board Opinion
APIC	additional paid-in capital
ARS	auction rate securities
AVP®	Advanced Video Platform®
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
Cyberview	Cyberview Technology, Inc.
DCF	discounted cash flow
Debentures	2.6% Convertible Debentures
DigiDeal	DigiDeal Corporation
EBITDA	earnings before interest, tax, depreciation, and amortization
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	generally accepted accounting principles
IGT	International Game Technology
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
LVGI	Las Vegas Gaming International
M-2-1	Million-2-1
MDA	management’s discussion and analysis
Notes	3.25% Convertible Notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
PGIC	Progressive Gaming International Corporation
R&D	research and development
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 115	Accounting for Investments in Debt and Equity Securities
SFAS 133	Accounting for Derivative Instruments
SFAS 157	Fair Value Measurements
SFAS 159	Fair Value Option for Financial Assets and Liabilities
SG&A	selling, general and administrative
SIP	Stock Incentive Plan
SOP	Statement of Position
UK	United Kingdom
US	United States
VIE	variable interest entity
VSOE	vendor specific other evidence
WAP	wide area progressive
WDG	Walker Digital Gaming, LLC
*	not meaningful (in table)

ii

PART I – FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
(In millions, except per share amounts)
Revenues
Gaming operations	$294.5	$341.0	$607.8	$673.4
Product sales	181.2	232.2	469.5	545.8
Total revenues	475.7	573.2	1,077.3	1,219.2
Costs and operating expenses
Cost of gaming operations	121.5	157.1	273.4	290.0
Cost of product sales	94.2	105.6	238.0	252.0
Selling, general and administrative	109.3	111.5	224.3	211.8
Research and development	52.8	53.8	106.3	105.1
Restructuring charges	8.3	––	25.7	––
Depreciation and amortization	19.4	18.6	39.4	37.8
Total costs and operating expenses	405.5	446.6	907.1	896.7
Operating income	70.2	126.6	170.2	322.5
Other income (expense)
Interest income	14.8	17.0	31.3	34.3
Interest expense	(28.0)	(25.1)	(58.4)	(49.9)
Other	1.6	(0.7)	(4.3)	(1.0)
Total other income (expense)	(11.6)	(8.8)	(31.4)	(16.6)
Income before tax	58.6	117.8	138.8	305.9
Income tax provision	20.3	49.4	34.8	123.8
Net income	$38.3	$68.4	$104.0	$182.1

Basic earnings per share	$0.13	$0.22	$0.35	$0.58

Diluted earnings per share	$0.13	$0.22	$0.35	$0.57

Cash dividends declared per share	$0.060	$0.140	$0.205	$0.280

Weighted average shares outstanding
Basic	293.6	312.3	293.4	313.4
Diluted	293.9	315.9	293.7	317.2

See accompanying notes

 CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$191.2	$266.4
Restricted cash and investments	96.7	108.0
Accounts receivable, net	314.4	436.8
Current maturities of notes and contracts receivable, net	107.7	93.5
Inventories	189.3	218.3
Jackpot annuity investments	67.9	67.5
Deferred income taxes	106.4	115.8
Prepaid expenses and other	207.0	163.8
Total current assets	1,280.6	1,470.1
Notes and contracts receivable, net	202.8	148.2
Property, plant and equipment, net	582.7	590.9
Jackpot annuity investments	413.6	423.4
Intangible assets, net	242.2	248.9
Goodwill	1,147.8	1,158.5
Deferred income taxes	134.5	136.9
Other assets	362.5	380.5
	$4,366.7	$4,557.4
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current maturities of notes payable	$0.9	$16.0
Accounts payable	63.3	105.7
Jackpot liabilities	178.7	189.7
Accrued income taxes	3.2	15.3
Dividends payable	17.8	42.9
Accrued employee benefits	21.5	64.7
Other accrued liabilities	261.2	302.4
Total current liabilities	546.6	736.7
Notes payable, net of current maturities	2,248.1	2,247.1
Non-current jackpot liabilities	453.5	461.0
Other liabilities	175.9	203.6
	3,424.1	3,648.4
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized;
336.7 and 334.9 issued; 296.3 and 294.7 outstanding	0.1	0.1
Additional paid-in capital	1,284.2	1,262.0
Treasury stock at cost: 40.4 and 40.2 shares	(799.0)	(798.5)
Retained earnings	486.9	443.5
Accumulated other comprehensive income	(29.6)	1.9
	942.6	909.0
	$4,366.7	$4,557.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,	2009	2008
(In millions)
Operations
Net income	$104.0	$182.1
Adjustments:
Depreciation, amortization, and asset charges	148.2	146.4
Discounts and deferred issuance costs	1.9	3.0
Share-based compensation	20.0	17.3
Bad debt provisions	24.2	1.2
Inventory obsolescence	7.0	8.3
Gain on assets sold	(2.1)	(0.4)
Loss on investments	2.5	––
Gain on redemption of debt	(6.5)	––
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	85.5	49.7
Inventories	21.3	(39.0)
Accounts payable and accrued liabilities	(95.9)	(94.9)
Jackpot liabilities	(31.5)	0.1
Income taxes, net of employee stock plans	(76.0)	(15.4)
Excess tax benefits from employee stock plans	––	(14.4)
Other current assets	(2.7)	7.5
Other non-current assets	6.2	(56.5)
Cash from operations	206.1	195.0
Investing
Capital expenditures	(133.9)	(150.2)
Investment securities, net	––	82.1
Jackpot annuity investments, net	23.7	16.6
Changes in restricted cash	11.3	(70.5)
Loans receivable cash advanced	(66.7)	(18.1)
Loans receivable payments received	4.1	8.2
Investments in unconsolidated affiliates	(11.9)	(15.0)
Business acquisitions, net of cash acquired	(15.7)	(3.0)
Proceeds from assets sold	3.7	3.9
Cash from investing	(185.4)	(146.0)
Financing
Debt repayments	(1,317.9)	(223.3)
Debt proceeds	1,309.0	407.4
Employee stock plan proceeds	5.4	67.3
Excess tax benefits from employee stock plans	––	14.4
Dividends paid	(85.8)	(88.4)
Share repurchases	––	(245.0)
Cash from financing	(89.3)	(67.6)
Foreign exchange rates effect on cash	(6.6)	9.3
Net change in cash and equivalents	(75.2)	(9.3)
Beginning cash and equivalents	266.4	261.3
Ending cash and equivalents	$191.2	$252.0

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Six Months Ended March 31,	2009	2008
(In millions)
Investment securities
Purchases	$––	$(30.1)
Proceeds from sales	––	112.2
Net	$––	$82.1
Jackpot funding
Change in jackpot liabilities	$(31.5)	$0.1

Jackpot annuity purchases	(7.9)	(14.6)
Jackpot annuity proceeds	31.6	31.2
Net change in jackpot annuity investments	23.7	16.6
Net jackpot funding	$(7.8)	$16.7
Capital expenditures
Property, plant and equipment	$(28.4)	$(52.4)
Gaming operations equipment	(101.2)	(91.9)
Intellectual property	(4.3)	(5.9)
Total	$(133.9)	$(150.2)
Payments
Interest	$42.6	$32.0
Income taxes	113.2	137.0
Non-cash investing and financing items:
Accrued capital asset additions	$5.2	$13.4
Interest accretion for jackpot annuity investments	14.2	14.6

Business acquisitions/purchase price adjustments
Fair value of assets	$21.9	$2.3
Fair value of liabilities	6.2	(0.7)

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

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below. The second quarters of fiscal 2009 and 2008 both include 13 weeks of operations. The six months ended March 31, 2009 included an extra week due to our 52/53-week accounting year.

Period End
	Actual	Presented as
Current quarter	April 4, 2009	March 31, 2009
Prior year quarter	March 29, 2008	March 31, 2008
Prior fiscal year end	September 27, 2008	September 30, 2008

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts for assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from initial estimates.

Derivatives

We recognize derivative financial instruments as either assets or liabilities at fair value, with gains and losses recognized in "other income (expense)." Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Hedging

We routinely use derivative financial instruments to minimize our market risk exposure related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. The primary business objective of our economic hedging program is to minimize the impact to earnings from changes in foreign exchange rates. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. Counterparties to our agreements are major commercial banks. These forward exchange contracts are generally not designated SFAS 133 hedges and gains or losses are recognized in other income (expense).

We hedge significant investments denominated in foreign currency with forward exchange contracts to protect the US dollar value of our investment. These forward exchange contracts are designated SFAS 133 fair value hedges. These derivative gains and losses are recorded in other income (expense) together with the offsetting gain or loss on the change in the investment’s fair value attributable to the changes in foreign currency rates. Time value is excluded from effectiveness testing.

Recently Issued Accounting Standards

SFAS 157 (including FSPs)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted this statement for financial assets and liabilities effective October 1, 2008 and will apply SFAS 157 for nonfinancial assets and liabilities effective with IGT’s fiscal 2010 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No.157. See Note 17.

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We adopted this statement effective October 1, 2008 and elected the fair value option for our ARS put rights obtained in November 2008. The adoption of SFAS 159 did not have a material impact on our financial statements. See Notes 9 and 17.

SFAS 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for periods beginning after November 15, 2008, which is IGT’s second quarter of fiscal 2009. As a result of the adoption of this statement we have expanded our disclosures concerning our derivative instruments and hedging activities. See Note 16.

FSP FAS 115-2 & FAS 124-2

In April 2009, FASB issued FSP FAS 115-2 & FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP requires that an entity determine whether an impairment of debt securities has occurred. If the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovery the entire impairment loss is recorded in earnings. If the entity does not expect to recover the entire amortized cost basis of the security, the amount representing the credit loss is recognized in earnings and the amount due to other factors is recognized in other comprehensive income. The FSP also requires disclosures in interim and annual periods of major security types with the related amortized cost basis and the method and significant inputs used to measure credit losses along with a tabular roll forward (required if only a portion of the impairment loss is recognized in earnings). This guidance will be effective for IGT’s third quarter of fiscal 2009 and is expected to have minimal impact.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires quarterly disclosures of the fair value of all financial instruments within the scope of FAS 107 previously only required annually with additional disclosures about the method(s) and significant assumptions used to estimate the fair value. This statement is effective for periods ending after June 15, 2009, which is IGT's third quarter of fiscal 2009. We expect the adoption of this guidance will expand our future disclosures.

SFAS 141(R) and SFAS 160 (including FSPs)

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

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and continue to evaluate the extent to which it will increase interest expense and reduce diluted EPS related to our Debentures and Notes.

2.

Restructuring Costs

We reduced our global workforce in November 2008 by approximately 450 employees in phase I of our ongoing plans to achieve greater operational efficiencies and control expenses. In January 2009, we initiated a phase II plan to better align our supply chain capacity and resources with our strategic objectives, which reduced approximately 250 manufacturing-related positions by early April 2009. Collectively, these fiscal 2009 restructuring plans have resulted in a 12% reduction in our global workforce.

We recognized second quarter restructuring charges of $8.3 million, net of $0.1 million in forfeited stock compensation, and $25.7 million, net of $1.7 million in forfeited stock compensation, for the six months ended March 31, 2009. The remaining accrued costs are expected to be paid over the next several quarters.

Analysis of our fiscal 2009 restructuring accrual through March 31, 2009

	Phase I	Phase II	Total
(In millions)
Severance and benefits	$19.1	$8.0	$27.1
Other Costs	0.3	––	0.3
Total cash restructuring costs	19.4	8.0	27.4
Cash paid	(16.6)	(0.3)	(16.9)
Ending balance	$2.8	$7.7	$10.5

3.

Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidated the WAP trusts in Iowa and New Jersey beginning June 30, 2004, under FIN 46 (R), Consolidation of Variable Interest Entities. The trusts are primarily responsible for administering jackpot payments to winners. The consolidation of these VIE trusts primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. In conjunction with regulatory changes, the Iowa Trust was dissolved with its remaining assets and liabilities transferred to IGT in December 2008. Consolidated VIE trust assets and equivalent liabilities totaled $97.9 million at March 31, 2009 and $108.2 million at September 30, 2008.

Investments in Unconsolidated Affiliates

Las Vegas Gaming International

In October 2008, we entered into a strategic business arrangement with LVGI, an innovator in gaming software applications and hardware. As part of this arrangement, LVGI agreed to create applications for IGT’s server based gaming systems and IGT agreed to purchase certain shares in LVGI. We advanced $1.5 million in July 2008 and paid $10.3 million in October 2008 for a total investment of $11.8 million to receive 4.7 million shares of LVGI convertible perpetual cumulative preferred stock and warrants to purchase an additional 1.5 million common shares.

In February 2009, we deposited an additional $1.5 million with LVGI for a second potential investment, which is fully refundable if a final agreement is not finalized on or before August 15, 2009.

As LVGI is not a publicly traded company and our preferred stock does not meet all the characteristics of in-substance common stock, this equity investment is accounted for under the cost method with our portion of net accumulated earnings recorded only to the extent of distributed dividends. The warrants are not accounted for separately as they do not qualify as freestanding derivatives.

 Progressive Gaming International Corp.

The fair value of our investment in PGIC's senior subordinated convertible notes including accrued interest was $6.8 million in January 2009 when we acquired certain PGIC assets (See Note 7). We reduced the carrying value of our investment in the notes to zero concurrent with the asset acquisition. PGIC subsequently filed a petition for relief under Chapter 7 of the U.S. Bankruptcy Code.

For the periods ended March 31, 2009, the quarter included a gain of $2.2 million related to the note fair value adjustment as of the January 2009 acquisition and the six months included a net loss of $0.4 million. The embedded derivatives and warrants, accounted for separately under SFAS 133, had a combined fair value of zero at March 31, 2009 after recording a $1.2 million loss in the first quarter of fiscal 2009.

China LotSynergy Holdings, Ltd.

Our CLS stock investment, accounted for under the cost method, had an adjusted cost basis of $12.2 million and a fair value based on its quoted market price of $10.8 million at March 31, 2009. We determined the impairment of $1.4 million was temporary, as the decline is minimal at only 12% of our adjusted cost basis and it has recovered significantly from the December 31, 2008 market price. We continue to expect the business will improve over the next six to nine months and have both the intent and ability to retain the investment for a period of time sufficient to allow for market recovery. We will continue to monitor for impairment on a quarterly basis until the fair value recovers or an impairment loss is deemed necessary.

Our CLS convertible note investment, accounted for as an available-for-sale security, had a carrying amount of $76.3 million, fair value of $71.3 million, and an unrealized loss of $5.0 million at March 31, 2009. We believe this impairment is temporary primarily because CLS has sufficient cash to satisfy the obligation. We will continue to monitor for impairment on a quarterly basis until the fair value recovers or an impairment loss is deemed necessary. We determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at March 31, 2009. See Note 16 about related foreign currency derivatives.

For our equity method joint venture with CLS, IGT Synergy Holding Ltd, as of and for the six months ended March 31, 2009, we recognized a loss of $0.1 million and $13.5 million remains unfunded on our unconditional capital contribution commitment.

Walker Digital Gaming, LLC

At March 31, 2009, our 12% equity method investment in WDG totaled $53.7 million and we had paid $30.0 million of our $60.0 million royalty advance commitment. These amounts represent our maximum exposure to loss and there are no other terms of the arrangement, explicit or implicit, that could require IGT to provide additional financial support. Our qualitative analysis of this VIE determined that IGT is not the primary beneficiary because it does not provide more than half of the total equity or financial support.

We recognized losses of $2.8 million in the six months ended March 31, 2009 and $3.3 million in the prior year period, largely comprised of intangible asset amortization.

Aggregate Investments in Unconsolidated Affiliates

As of March 31, 2009, the aggregate carrying amount of cost method investments in unconsolidated affiliates totaled $24.0 million. The CLS note is our only available-for-sale investment in unconsolidated affiliates with $76.3 million of amortized cost and $5.0 million of unrealized loss for a fair value of $71.3 million at March 31, 2009. See Note 17 for factors related to estimated fair values.

4.

Inventories

	March 31,	September 30,
	2009	2008
(In millions)
Raw materials	$84.3	$99.8
Work-in-process	15.5	9.5
Finished goods	89.5	109.0
Total	$189.3	$218.3

5.

Property, Plant and Equipment

	March 31,	September 30,
	2009	2008
(In millions)
Land	$62.5	$62.9
Buildings	227.2	219.7
Leasehold improvements	13.7	12.8
Machinery, furniture and equipment	307.2	309.9
Gaming operations equipment	845.1	813.2
Total	1,455.7	1,418.5
Less accumulated depreciation	(873.0)	(827.6)
Property, plant and equipment, net	$582.7	$590.9

6.

Share-based Compensation

At March 31, 2009, shares available for grant under the IGT SIP (Stock Incentive Plan) totaled 21.4 million and we have $88.0 million of unrecognized share-based compensation expected to be recognized over a weighted average period of 1.7 years. SIP activity is reflected below as of and for the six months ended March 31, 2009.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,780	$32.06
Granted	4,789	10.46
Exercised	(38)	9.16
Forfeited	(676)	32.91
Expired	(307)	29.96
Outstanding at end of period	20,548	$27.07	6.8	$6.1

Vested and expected to vest	20,374	$23.40	6.8	$6.0

Exercisable at end of period	11,214	$30.16	4.8	$0.4

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	1,663	$35.72
Granted	1,134	10.57
Vested	(402)	34.34
Forfeited	(126)	33.20
Outstanding at end of period	2,269	$23.49	2.8	$26.5

Expected to vest	2,142	$22.62	2.9	$25.0

7.

Acquisitions

Progressive Gaming International Corp.

In January 2009, we acquired certain operating assets of PGIC. The accounting treatment for the transaction was to ascribe a $16.3 million cash payment, $1.0 million of transaction costs and a reduction in our note investment (including accrued interest) of $6.8 million to the value of the acquired assets (see Note 3). Certain global assets and operations of PGIC were integrated with respective IGT offices serving Europe, Asia, Australia, Latin America, Canada, and the US. We believe this purchase will provide IGT with additional market opportunities using the PGIC technology to augment our current systems product offerings and increase our systems installed base.

With the business valuation not yet complete at March 31, 2009, we preliminarily allocated the purchase consideration to:

ª

tangible assets of $15.9 million, including cash of $1.8 million

ª

identifiable intangible assets of $13.8 million

ª

in-process R&D of $0.6 million with no future alternative use, immediately charged to R&D

ª

liabilities of $6.2 million

Cyberview Technology, Inc.

In July 2008, we paid approximately $88.6 million for substantially all of the assets of Cyberview, a group of companies that develop, produce, and implement innovative, integrated gaming systems solutions. The purchase price included a separate license agreement providing rights to certain additional Cyberview patents. We anticipate this purchase will enable more immediate access to licensed betting office and video lottery markets in Europe, as well as further strengthen our IP portfolio and enhance our server-based initiatives.

With the business valuation not yet complete at March 31, 2009, we preliminarily allocated the purchase price to:

ª

tangible assets of $30.8 million, including cash of $16.5 million

ª

identifiable intangible assets of $31.5 million

ª

goodwill of $35.8 million, which may be deductible for tax purposes

ª

liabilities of $9.5 million

Million-2-1

In June 2008, we completed the acquisition of M-2-1, a mobile gaming company based in Manchester, UK, for $10.3 million. Additionally, we committed to pay earn-out consideration up to a maximum of $11.1 million, based on current exchange rates, payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. If paid, a portion will be recorded as additional purchase consideration and a portion as compensation expense ratably over the service period through June 2011. In addition to gaining access to M-2-1's IP, we anticipate this business combination will enable us to establish new markets and channels for IGT's game content.

With the business valuation not yet complete at March 31, 2009, we preliminarily allocated the purchase price to:

ª

tangible assets of $1.6 million, including cash of $0.8 million

ª

identifiable intangible assets of $7.2 million

ª

goodwill of $6.4 million, which is not deductible for tax purposes

ª

liabilities of $4.9 million

8.

Allowances for Receivables

	March 31,	September 30,
	2009	2008
(In millions)
Allowance for doubtful accounts	$27.8	$19.1

Allowance for doubtful notes and contracts
Current	$19.6	$10.1
Non-current	10.7	6.2
	$30.3	$16.3

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

Our receivables are concentrated in the following legalized gaming regions at March 31, 2009:

North America	64%	International	36%
Nevada	15	Argentina	16
Oklahoma	9	Other (less than 5% individually)	20
Alabama	7
Other (less than 5% individually)	33

Our unfunded development financing loans totaled $49.3 million at March 31, 2009. Through March 31, 2009, IGT had funded $39.7 million of $75.0 million in development financing extended to an Alabama charitable gaming property and $86.0 million of financing extended to a consortium of Argentina gaming operators comprised of a $100.0 million fully collateralized development loan and $40.0 million of gaming equipment financing.

Auction Rate Securities

We held $21.6 million (par) of ARS at March 31, 2009. As a result of the failed auctions which began in February 2008, our ARS currently lack liquidity and are carried at fair value in noncurrent assets. We continue to receive ARS interest payments and have no reason to believe any of the underlying issuers are at risk of default.

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

Upon acceptance of the put rights, we classified our ARS as “trading” and elected to carry the put at fair value under SFAS 159. We believe this election more accurately reflects the economic relationship between the put and the underlying ARS and future changes in the respective fair values will largely offset.

At March 31, 2009, the estimated fair values of our ARS and related put rights totaled $16.6 million and $4.0 million, respectively (See Note 17). As a result of changes in the fair value of our ARS, we recognized a $1.2 million gain in the current quarter and a $5.0 million loss for the six months ended March 31, 2009, with corresponding amounts related to the put fair value of a $0.7 million loss and a $4.0 million gain, respectively. The combined net loss of $1.0 million for the six months ended March 31, 2009 was included in other income (expense).

10.

Goodwill and Other Intangibles

Goodwill

Activity by Segment	North
Six Months Ended March 31, 2009	America	International	Total
(In millions)
Beginning balance	$1,042.6	$115.9	$1,158.5
Business combination adjustments	0.2	0.2	0.4
Foreign currency adjustments	––	(11.1)	(11.1)
Ending balance	$1,042.8	$105.0	$1,147.8

Other Intangibles

Patent additions in the following table include capitalized legal costs. Business combination additions include purchase price valuation adjustments during the first year subsequent to acquisition.

Additions for the Six Months	Business	Other	Weighted
Ended March 31, 2009	Combinations	Additions	Average Life
(In millions, except life)			(years)
Finite lived additions
Patents	$4.3	$4.8	6
Trademarks	0.5	––	7
Developed technology	8.2	––	6
Customer relationships	0.8	––	9
Total	$13.8	$4.8

	March 31, 2009			September 30, 2008
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$383.1	$198.2	$184.9	$376.7	$184.0	$192.7
Contracts	21.5	14.2	7.3	25.1	15.5	9.6
Trademarks	3.4	1.7	1.7	3.3	1.9	1.4
Developed technology	75.5	31.5	44.0	68.4	27.1	41.3
Customer relationships	8.5	4.2	4.3	7.9	4.0	3.9
Total	$492.0	$249.8	$242.2	$481.4	$232.5	$248.9

Aggregate amortization expense totaled $12.3 million in the current quarter versus $10.9 million in the prior year quarter, and $23.8 million in the six months ended March 31, 2009 versus $21.9 million for the same prior year period.

	2009	2010	2011	2012	2013
(In millions)
Estimated annual amortization	$47.1	$43.8	$39.5	$33.4	$29.8

11.

Credit Facilities and Indebtedness

	March 31,	September 30,
Outstanding	2009	2008
(In millions)
Senior credit facility	$1,540.0	$1,345.0
Foreign credit facilities	––	15.0
2.6% Debentures	707.0	900.0
Installment purchase contract	2.0	3.1
Notes payable, net	$2,249.0	$2,263.1

We continue to be in compliance with all applicable debt covenants at March 31, 2009.

Senior Credit Facility

As of March 31, 2009, $955.9 million was available under our $2.5 billion unsecured revolving senior credit facility, $4.1 million was reserved for letters of credit, and outstanding borrowings carried a 2.97% weighted average interest rate.

Applicable interest rates and facility fees may fluctuate based on our public credit ratings or ratio of debt to capitalization. At March 31, 2009, the facility fee was 12.5 bps and the interest rate was LIBOR plus 37.5 bps. We can borrow for one, two, three or six month durations at our discretion and other durations with bank group approval. One, three and six month LIBOR rates at the end of the period were 0.48%, 1.16% and 1.71%, respectively.

Foreign Credit Facilities

Our foreign credit facilities at March 31, 2009 totaled $52.2 million with a weighted average interest rate of 2.61% and no outstanding borrowings. These subsidiary credit facilities renew annually and are guaranteed by the parent company, International Game Technology.

2.6% Convertible Debentures

Our outstanding Debentures pay interest semi-annually in June and December. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026, and 2031. Given current market conditions and the recent trading price of our common stock, we believe it is likely that outstanding Debenture holders will exercise this put right in December 2009. At March 31, 2009, the  Debentures were not classified as current liabilities because we had the intent and ability to refinance with our noncurrent senior credit facility.

We may use open market, privately negotiated, or structured transactions to repurchase our Debentures depending on market conditions and other factors. We recognized a gain of $2.1 million during the second quarter related to the repurchase of 122,400 outstanding $1,000 par Debentures and gains of $6.5 million for the six months ended March 31, 2009 related to the repurchase of 193,000 outstanding $1,000 par Debentures. We repurchased no additional outstanding Debentures subsequent to the end of our second quarter through May 11, 2009.

We evaluated all features of the Debentures for SFAS 133 embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at March 31, 2009, and no related derivative liability was recorded. Any future derivative value will be recorded as a liability and adjusted through interest expense for changes in fair value.

The market price condition for convertibility of our Debentures has not yet been met.

SEC Shelf Registration

In March 2009, we filed a shelf registration statement with the SEC which allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering. At March 31, 2009, no debt securities had been issued under this registration statement.

3.25% Convertible Notes due 2014

On May 11, 2009, we issued $850.0 million aggregate principal amount of Notes, in a private placement for net proceeds of $822.5 million, after estimated offering costs of $27.5 million. We will pay interest at 3.25% on the Notes semiannually on May 1 and November 1 of each year, beginning November 1, 2009. We intend to use the proceeds from the Notes (net of amounts used for the separate note hedge transactions and funds provided by the separate warrant transactions described below) to reduce outstanding borrowings under our revolving credit facility.

The Notes are general unsecured obligations, are not subordinated to any other obligations of the Company  and rank equal in right of payment with all existing and future unsecured obligations of the Company that are not subordinated. The Notes mature on May 1, 2014, unless earlier repurchased by IGT or converted. The Notes are not redeemable at IGT's option before maturity, except in certain circumstances relating to applicable gaming authority regulations.

Each $1,000 Note is initially convertible into 50.0808 shares of IGT common stock, representing a conversion price of $19.97 per share. Upon conversion, for each $1,000 Note, a holder will receive cash up to the aggregate principal amount of each Note and shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. The conversion rate is adjustable upon the occurrence of certain events as defined in the indenture.

The Notes are convertible under any of the following circumstances:

ª

during any fiscal quarter ending after September 30, 2009 (and only during such fiscal quarter), if the closing price of our common stock for at least 20 trading days in the last 30 trading day period of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last trading day of the preceding fiscal quarter

ª

if specified corporate transactions occur as described further in the indenture

ª

at any time on or after February 1, 2014 until the close of business on the second scheduled trading day immediately preceding May 1, 2014

Holders, who convert their Notes in connection with a make-whole adjustment event, as defined in the indenture, may be entitled to a premium increase in the conversion rate. Upon the occurrence of a fundamental change, as defined in the indenture, such as certain mergers and acquisitions of our common stock or liquidation, holders have the option to require IGT to repurchase their Notes at a purchase price equal to100% of the principal, plus accrued and unpaid interest.

We evaluated all features of the Notes for SFAS 133 embedded derivatives and determined no embedded features require bifurcation.

Convertible Note Hedge Transactions

In connection with the offering of the Notes, we also entered into separate convertible note hedge transactions related to our common stock with certain initial Note purchasers or their affiliates (counterparties) to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The note hedges are separate transactions between IGT and the counterparties, and are not part of the terms of the Notes or warrant transactions described below. Holders of the Notes have no rights with respect to the note hedges.

We paid an aggregate amount of $177.3 million to the counterparties for the note hedges. The note hedges cover, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 42.6 million shares of common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to certain customary adjustments. The note hedges are exercisable at each conversion date of the Notes and expire upon the earlier of the last day the Notes remain outstanding or the second scheduled trading day immediately preceding May 1, 2014.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the note hedge transaction will be classified as an adjustment to Stockholders' equity, net of deferred tax assets of $65.5 million and allocated transaction costs of $0.2 million.

Warrant Transactions

Additionally, we entered into separate warrant transactions whereby IGT sold to the counterparties warrants to acquire approximately 42.6 million shares of common stock, subject to customary anti-dilution adjustments, at a strike price of $30.14 per share, also subject to customary adjustments, for an aggregate amount of $66.8 million. The warrants are separate transactions, entered into with the counterparties, and are not part of the terms of the Notes or the note hedges. Holders of the Notes have no rights with respect to the warrants.

If the volume weighted average price per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. The warrants expire over a series of dates with the final expiration date set to occur in November 2014.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants will be accounted for as an adjustment to Stockholders' equity.

12.

Earnings Per Share

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
(In millions, except per share amounts)
Net income	$38.3	$68.4	$104.0	$182.1
Basic weighted average shares outstanding	293.6	312.3	293.4	313.4
Dilutive effect of stock awards	0.3	3.6	0.3	3.8
Diluted weighted average shares outstanding	293.9	315.9	293.7	317.2

Basic earnings per share	$0.13	$0.22	$0.35	$0.58
Diluted earnings per share	$0.13	$0.22	$0.35	$0.57
Weighted average antidilutive stock awards shares
excluded from diluted EPS	21.0	3.3	20.9	3.3

We repurchased no shares of our common stock during fiscal 2009 through May 11, 2009.

13.

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

Our effective tax rate was approximately 34.6% and 41.9% for the three months ended March 31, 2009 and 2008, respectively, and 25.1% and 40.5% for the six months ended March 31, 2009 and 2008, respectively. The decrease in our effective tax rate in fiscal 2009 was primarily due to nonrecurring tax benefits including significant settlements with the IRS, the reversal of accrued interest related to a tax accounting method change application and other discrete items.

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

We adopted the provisions of FIN 48 on October 1, 2007. As of March 31, 2009, we had $66.0 million of gross unrecognized tax benefits excluding related accrued interest and penalties of $41.0 million. As of March 31, 2009, $78.6 million of our unrecognized tax benefits, including related accrued interest and penalties, would affect our effective tax rate, if recognized.

During the six months ended March 31, 2009, our unrecognized tax benefits decreased $21.5 million, and related interest and penalties decreased $10.2 million. We do not believe our total unrecognized tax benefits will change significantly during the next twelve months.

14.

Other Comprehensive Income

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
(In millions)
Net income	$38.3	$68.4	$104.0	$182.1
Currency translation adjustments	(1.1)	4.8	(30.0)	3.7
Investment securities unrealized gains (losses)	3.7	(4.4)	(1.5)	(4.5)
Comprehensive income	$40.9	$68.8	$72.5	$181.3

15.

Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. IGT filed its opening appeal brief on March 6, 2009.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. On April 28, 2009, the court issued a summary judgment ruling finding the '885 and '812 patents valid. The court also ruled that Bally's "Power Rewards" and "ACSC Power Winners" products infringe certain claims of the '885 and '812 patents. The court granted Bally's motion for summary judgment that Bally's "SDS Power Winners" does not infringe the '885 patent and "Power Bank" and "Power Promotions" do not infringe the '983 patent. The court denied Bally's motion for summary judgment that the '983 patent is invalid. The parties have agreed that Bally's counterclaim for a declaratory judgment on invalidity of the '983 patent will be dismissed without prejudice. A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has not yet been scheduled.

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

Aristocrat

2005 Federal District Court of Nevada

On June 30, 2005, Aristocrat Technologies Australia PTY Ltd. filed a patent infringement lawsuit against IGT. The complaint was served on IGT on December 13, 2005. Aristocrat alleged that IGT willfully infringed US Patent No. 6,093,102. Aristocrat alleged that the patent covered its Reel Power® video slot technology and IGT’s Multiway® video slot games. The lawsuit sought unspecified damages and an injunction. On January 13, 2006, Aristocrat filed a First Amended Complaint adding Aristocrat Technologies, Inc. as a plaintiff. On April 20, 2007, the US District Court for the District of Nevada issued an order granting summary judgment in favor of IGT declaring the Aristocrat patent invalid. Summary judgment was entered in favor of IGT on April 23, 2007. Aristocrat appealed the decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the judgment in IGT’s favor on March 28, 2008. Aristocrat requested a rehearing en banc, which was denied. Aristocrat filed a petition for certiorari in the United States Supreme Court, which was denied. This case is now concluded.

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which was issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008. IGT intends to seek review by the US Supreme Court. A status hearing was held in the District Court on February 13, 2009.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Oral argument was heard on March 12, 2009, and the US Court of Appeals for the Ninth Circuit has not yet issued a decision.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at March 31, 2009 totaled $61.2 million, with a remaining life of approximately seven years.

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

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.6 million at March 31, 2009. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at March 31, 2009.

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

Six Months Ended March 31,	2009	2008
(In millions)
Balance at beginning of fiscal year	$8.4	$8.7
Reduction for payments made	(4.0)	(4.0)
Accrual for new warranties issued	5.1	5.0
Adjustments for pre-existing warranties	0.9	(0.5)
Ending balance	$10.4	$9.2

 Self-Insurance

We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, and electronic errors and omissions liability, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates for claims incurred but not reported.

16.

Foreign Currency Derivatives

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $27.8 million at March 31, 2009 and $43.4 million at September 30, 2008.

In addition, we executed 5-year forward contracts designated as SFAS 133 foreign currency fair value hedges to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (see Note 3). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million, for which there was no ineffectiveness during the six months ended March 31, 2009.

See Note 1—Derivatives for additional information about our policies related to derivatives.

	March 31,	September 30,
Balance Sheet Fair Value and Location	2009	2008
(In millions)
Non-FAS 133 Hedges:
Prepaid expenses and other	$1.6	$0.4
Other Liabilities (current)	2.6	0.2
FAS 133 Designated Hedges:
Other Liabilities (non-current)	$0.2	$0.4

	Quarters Ended		Six Months Ended
	March 31,		March 31,
Income Statement Gain (Loss) and Location	2009	2008	2009	2008
(In millions)
Non-FAS 133 Hedges:
Other income (expense)	$(3.8)	$0.3	$(1.2)	$2.2
FAS 133 Designated Hedges:
Other income (expense)	$(0.3)	$(0.7)	$0.2	$(0.2)

17.

Fair Value Measurements

On October 1, 2008, we adopted the provisions of SFAS 157, Fair Value Measurements, and all related FSPs for our financial assets and liabilities. In accordance with FSP FAS 157-2, Effective Date of FASB Statement No.157, we will apply SFAS 157 for nonfinancial assets and liabilities effective with fiscal 2010. We also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS 115, permitting entities to elect fair value measurement for many financial instruments and certain other items. As of March 31, 2009, we had made only one election to carry our ARS put at fair value (see Note 9).

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date. SFAS 157 also established a fair value hierarchy based on observable and unobservable inputs:

ª

Level 1 - Quoted market prices in active markets for identical instruments

ª

Level 2 - Quoted market prices for similar instruments, using observable market based inputs or unobservable inputs corroborated by market data

ª

Level 3 - Unobservable inputs using our own assumptions when observable inputs are unavailable

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009

	Fair Value	Level 1	Level 2	Level 3
(In millions)
Assets
Foreign currency derivatives	$1.6	$––	$1.6	$––
Investments in unconsolidated affiliates	71.3	––	––	71.3
Investments in ARS and put rights	20.6	––	––	20.6
Total	$93.5	$––	$1.6	$91.9
Liabilities
Foreign currency derivatives	$2.8	$––	$2.8	$––

Reconciliation of Items Using Significant Unobservable Inputs (Level 3)

	Investments in Unconsolidated	Investments in ARS and Put
Six Months Ended March 31, 2009	Affiliates	Rights
(In millions)
Beginning balance	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	(1.7)	(1.0)
Included in other comprehensive income	(3.0)	2.0
Purchases, issuances, accretion, settlements	(4.4)	––
Ending balance	$71.3	$20.6

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$––	$(1.0)

Summary of Valuation Techniques and Balance Sheet Presentation

Foreign currency derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as a component of prepaid expenses and other, and other accrued liabilities (See Note 16).

Investments in unconsolidated affiliates carried at fair value are estimated using discounted cash flow models incorporating market participant assumptions, including credit quality and market interest rates and/or a Black Scholes formula and lattice models with certain assumptions, such as stock price and volatility. These investments are presented as a component of other assets (See Note 3).

Investments in ARS are valued using discounted cash flows, with certain assumptions related to lack of liquidity due to a lack of observable market data. The put rights are valued based on the difference between the ARS par and fair value discounted for the broker’s non-performance risk and the time remaining until the exercise period. The ARS and related put rights are presented as a component of other assets (See Note 9).

18.

Business Segments

We view our business in the following two operating segments based on customer regions:

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions, which resulted in changes to segment allocations and the prior period amounts for operating income and income before tax have been restated accordingly.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
(In millions)
NORTH AMERICA
Revenues	$383.8	$451.3	$866.4	$913.4
Gaming operations	256.9	302.9	524.4	598.1
Product sales	126.9	148.4	342.0	315.3
Gross profit	213.3	247.3	458.7	513.2
Gaming operations	151.4	166.0	288.2	341.6
Product sales	61.9	81.3	170.5	171.6
Operating income	82.5	126.9	189.2	286.8
Income before tax	87.3	133.6	200.6	302.6

INTERNATIONAL
Revenues	$91.9	$121.9	$210.9	$305.8
Gaming operations	37.6	38.1	83.4	75.3
Product sales	54.3	83.8	127.5	230.5
Gross profit	46.7	63.2	107.2	164.0
Gaming operations	21.6	17.9	46.2	41.8
Product sales	25.1	45.3	61.0	122.2
Operating income	10.3	22.5	32.9	84.8
Income before tax	13.9	26.2	35.0	88.3

CORPORATE
Net unallocated operating expenses	$(22.6)	$(22.8)	$(51.9)	$(49.1)
Net unallocated expenses	(42.6)	(42.0)	(96.8)	(85.0)

CONSOLIDATED
Revenues	$475.7	$573.2	$1,077.3	$1,219.2
Gaming operations	294.5	341.0	607.8	673.4
Product sales	181.2	232.2	469.5	545.8
Gross profit	260.0	310.5	565.9	677.2
Gaming operations	173.0	183.9	334.4	383.4
Product sales	87.0	126.6	231.5	293.8
Operating income	70.2	126.6	170.2	322.5
Income before tax	58.6	117.8	138.8	305.9

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª

our ability to introduce new products and stimulate replacement demand

ª

the timing, features, benefits, and expected success of new product introductions

ª

the timing of the introduction of and revenues from server-based systems

ª

our ability to acquire, develop, or protect intellectual property

ª

our market share, competitive advantage, and leadership position

ª

the advantages offered to customers by our products and product features

ª

the timing and estimated costs related to our company-wide strategic review and workforce reduction

ª

gaming growth, expansion, and new market opportunities

ª

financial results for the second half of 2009, stabilization of certain gaming markets, and replacement demand over the next 12 to 18 months

ª

our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª

investments in other entities, expanding our product lines, and improving our position in related markets

ª

factors impacting future gross margins and expectations about future tax rates

ª

increasing growth or contributions from certain non-machine products and services

ª

increasing machine sales or placements

ª

legislative or regulatory developments and related market opportunities

ª

the fair value of each reporting unit will remain in excess of its carrying value

ª

our access to and the availability of capital and credit resources to fund future operating requirements, capital expenditures, and payment obligations

ª

expectations regarding losses from off-balance sheet arrangements

ª

expectations regarding the outcome and expense of litigation

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

Our annual revenues totaled $2.5 billion in fiscal 2008. We operate in two segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 18 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and current quarter financial results.

We are currently operating in a challenging global business environment. The combination of economic uncertainty, lower replacement demand, limited opportunities from new or expanding markets, and improved competition has negatively impacted our consolidated results. Our customers report diminished casino play levels largely attributed to unfavorable economic conditions that have driven slower casino visitation trends over the last twelve months. This not only adversely affects our gaming operations revenues, which are over 80% dependent on play levels, but it also constrains casino capital spending budgets, reducing demand for our for-sale gaming products. After several challenging quarters, play levels in certain gaming markets appear to be stabilizing. We remain focused on strategic long-term initiatives that we believe will maintain our status as a leading provider of innovative gaming products and services.

Our product development efforts reflect our commitment to the future of gaming industry technology as our business model continues to evolve toward a more systems-centric, networked gaming environment. Our gaming systems in the marketplace continue to grow with approximately 860 systems installed worldwide as of March 31, 2009, versus 760 in the prior year. Customer appeal has been positive on our new AVP® sb™-enabled models released in late fiscal 2008, along with our innovative REELdepth™ MLD® (Multi-Layer Display®), and MultiPlay technologies. We believe these products will improve our competitive position in video slots.

We anticipate the second half of fiscal 2009 will be modestly stronger. We are encouraged by recent strengthening of our customer order backlog and the apparent stabilization of certain gaming markets. We expect customer replacement demand to increase over the next twelve to eighteen months; however, if tight credit markets continue to constrain casino budgets and delay expansion projects, the timing of this demand could be impacted.

During the current quarter, we installed our first sbX™ Tier One package, which provides for small scale implementations of our sbX™ Floor Manager and the IGT game library. We are currently finalizing additional contracts with several customers for sbX™ Tier One. We expect to begin venue wide installations in late 2009 and to realize a growing benefit from sbX™ technology as we differentiate IGT gaming products with new ways to engage and interact with players.

We are dependent, in part, on new market opportunities to generate growth. We expect to benefit from a number of new or expansion projects currently underway, but the extent and timing of such opportunities remain uncertain due to the difficult credit environment and risk of prolonged economic weakness. The uncertainty and lack of liquidity has led some gaming operators to delay or cancel construction projects; however, we believe market opportunities will develop as credit markets improve and new jurisdictions consider gaming tax revenues as a means to address budget shortfalls.

In the first half of fiscal 2009, new or expansion development projects have received approval and licensing in Maryland, Kansas and Pennsylvania with openings planned over the next two years. State legislatures in Florida, Kentucky, Massachusetts, New Hampshire, Ohio, Texas, and West Virginia continue to consider the legalization or expansion of gaming to provide tax revenues in support of public programs. Further gaming expansion in international markets, especially Southeast Asia, is also expected in the future.

We continued to deploy our capital for strategic business combinations and acquisitions of important technologies and IP. We believe our PGIC asset purchase will provide additional market opportunities to augment our current systems product offerings and increase our systems installed base, especially in international casino market venues. Additionally, we anticipate our investment in LVGI will provide further innovative applications for our server based gaming systems.

We will take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain constrained. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives including investments in affiliates and alliances to expand our geographic reach, product lines, and customer base. We will cautiously deploy our capital in order to preserve maximum flexibility.

In response to reduced demand, in November 2008, we reduced our global workforce by approximately 450 employees in phase I of our ongoing plans to achieve greater operational efficiencies and control expenses. In January 2009, we initiated a phase II plan to better align our supply chain capacity and resources with our strategic objectives, which reduced approximately 250 manufacturing-related positions by early April 2009. Collectively, these fiscal 2009 expense control initiatives have achieved a 12% reduction in our global workforce. Through March 31, 2009, we incurred $25.7 million of restructuring charges and reached our goal to reduce quarterly operating costs by $20.0 to $25.0 million from the fourth quarter of fiscal 2008. We will continue to conduct a company-wide strategic review of our costs and organizational structure for further opportunities to maximize efficiency and align our expenses with our current and long-term business outlook.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into debt and equity components. The adoption of this FSP in the first quarter of fiscal 2010 will increase interest expense and decrease earnings related to our Debentures and Notes. This FSP will also require retrospective restatement of all periods presented after adoption. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures and Notes.

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

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues, cost of gaming operations, and cost of product sales. We anticipate an increase in our deferred revenues as we enter into an increasing number of multiple element contracts that include software and more of our product becomes subject to accounting rules for software revenue recognition. Deferred revenue totaled $54.2 million at March 31, 2009 and $62.1 million at September 30, 2008.

Goodwill, Other Intangible Assets, and Royalties

We measure and test goodwill for impairment using the two-step approach under SFAS 142, Goodwill and Other Intangible Assets, at least annually or more often if there are indicators of impairment. The fair value of the reporting unit is first compared to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. In the event that the fair value of the reporting unit is less than its carrying value, the amount of the impairment loss will be measured in the second step by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

Our two reporting units, North America and International, were determined on the basis of customer regions and in accordance with paragraph 30 of SFAS 142 and EITF D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of SFAS 142. Components below our North America and International business segments were evaluated to have similar economic characteristics and therefore aggregated. In determining the fair value of our reporting units, we apply the income approach using the DCF (discounted cash flows) method. We then compare the implied valuation multiples, such as enterprise value to revenue, EBITDA and EBIT, of a group of comparable competitor gaming companies under the market approach to validate the reasonableness of our DCF results.

Our DCF analysis is based on the present value of two components: the sum of our five year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows incorporates comparable company indicator, where appropriate, and considers the size and specific risks of each IGT reporting unit. The discount rates used for each reporting unit ranged from 10% to 12% for our fiscal 2007 test and 11% for our 2008 test.

Our goodwill totaled $1.1 billion at March 31, 2009 and $1.2 billion at September 30, 2008. Our fiscal 2008 annual goodwill impairment test indicated the fair value of each reporting unit was significantly in excess of its carrying value. Inherent in such fair value determinations are significant judgments and estimates, including assumptions about our future revenues, profitability, cash flows, and long-term growth rates, as well as our operational plans and interpretation of current economic indictors and market valuations.

Changes in our assumptions used from the fiscal 2007 test to the fiscal 2008 test included updated five-year forecasts with reduced and delayed growth, lower long-term growth rates, and a higher discount rate for North America. The changes in the fair value for each reporting unit ranged from a decrease of 48% for North America to an increase of 32% for International. The excess of fair value over carrying value for each reporting unit at the 2008 testing date was $6.8 billion for North America and $2.9 billion for International.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, we modified our 2008 test assumptions to create a hypothetical 50% decrease to the fair values of each reporting unit. The resulting hypothetical excess of fair value over carrying value would be approximately $3.0 billion for North America and $1.2 billion for International, and we would therefore have no impairment.

Given the current economic downturn, we have prepared interim modified five-year projections reflecting the slowing of the economy in fiscal 2009 and decelerated growth trends followed by gradual recovery over the five-year period. We believe our long-term growth projections remain fundamentally sound. We anticipate our fiscal 2009 annual impairment test will incorporate higher discount rates because of market uncertainties; however, we currently expect the fair value of each reporting unit will remain significantly in excess of its carrying value.

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles totaled $242.2 million at March 31, 2009 and $248.9 million at September 30, 2008.

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

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $179.5 million at March 31, 2009 and $195.5 million at September 30, 2008.

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

Interest rates applicable to jackpot funding vary by jurisdiction and are impacted by market forces, as well as winner elections to receive a lump sum payment in lieu of periodic annual payments. Current and noncurrent portions of jackpot liabilities, as well as jackpot expense, may also be impacted by changes in our estimates and assumptions regarding the expected number of future winners who may elect a lump sum payout.

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

Our jackpot liabilities decreased to $632.2 million at March 31, 2009 compared to $650.7 million at September 30, 2008. Jackpot expense totaled $72.4 million for the six months of fiscal 2009, and $89.0 million in the comparable prior year period. The decline in jackpot expense in the current six months period compared to the prior year resulted from decreased volume and lower variations in slot play, partially offset by unfavorable interest rate movements.

BUSINESS SEGMENT RESULTS, later in this MDA, discusses additional details regarding the fluctuation in jackpot expense. Note 1 of our Consolidated Financial Statements in our most recent Form 10K, summarizes our accounting policies related to jackpot liabilities and expense.

Inventory and Gaming Operations Equipment

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we would recognize additional obsolescence charges. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Inventories totaled $189.3 million at March 31, 2009 and $218.3 million at September 30, 2008.

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

We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income, in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. As of March 31, 2009, a valuation allowance of $16.4 million has been provided against the deferred tax assets relating to capital loss carryovers, investment reserves and net operating loss carryovers because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

Our tax provision for the first six months of fiscal 2009 was reduced by significant non-recurring discrete items, as further described in Note 13 of our Unaudited Condensed Consolidated Financial Statements. We currently estimate our annual effective tax rate, inclusive of discrete items, for fiscal 2009 will be approximately 34% to 35%. Our effective tax rate is dependent upon forecasts of future taxable income, the geographic composition of worldwide earnings, and the tax regulations governing each jurisdiction. We carefully monitor many factors including the impact of current economic condition, as discussed above in Goodwill, and adjust the effective tax rate as required. Although our effective tax rate may continue to be volatile due to changes in uncertain tax positions, we anticipate our future effective tax rate will trend towards a more historical range of 38% to 42%.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2009	2008	Amount		%	2009	2008	Amount		%
(In millions except units & EPS; pp = percentage point)
Revenues	$475.7	$573.2	$(97.5)		-17%	1,077.3	1,219.2	$(141.9)		(12)%
Gaming operations	294.5	341.0	(46.5)		-14%	607.8	673.4	(65.6)		(10)%
Product sales	181.2	232.2	(51.0)		-22%	469.5	545.8	(76.3)		(14)%
Machines	111.5	145.1	(33.6)		-23%	302.5	359.3	(56.8)		(16)%
Non-machine	69.7	87.1	(17.4)		-20%	167.0	186.5	(19.5)		(10)%
Gross profit	$260.0	$310.5	$(50.5)		-16%	$565.9	$677.2	$(111.3)		(16)%
Gaming operations	173.0	183.9	(10.9)		-6%	334.4	383.4	(49.0)		(13)%
Product sales	87.0	126.6	(39.6)		-31%	231.5	293.8	(62.3)		(21)%
Gross margin	55%	54%	1	pp	2%	53%	56%	(3	)pp	(5)%
Gaming operations	59%	54%	5	pp	9%	55%	57%	(2	)pp	(4)%
Product sales	48%	55%	(7	)pp	-13%	49%	54%	(5	)pp	(9)%
Units
Gaming operations installed base (1)	61,300	59,600	1,700		3%	61,300	59,600	1,700		3%
Fixed	9,100	14,600	(5,500)		-38%	9,100	14,600	(5,500)		(38)%
Variable	52,200	45,000	7,200		16%	52,200	45,000	7,200		16%
Machines sold	12,600	12,100	500		4%	28,300	32,400	(4,100)		(13)%
Operating income	$70.2	$126.6	$(56.4)		-45%	$170.2	$322.5	$(152.3)		(47)%
Operating margin	15%	22%	(7	)pp	-32%	16%	26%	(10	)pp	(38)%
Net income	$38.3	$68.4	$(30.1)		-44%	$104.0	$182.1	$(78.1)		(43)%
Diluted EPS	$0.13	$0.22	$(0.09)		-41%	$0.35	$0.57	$(0.22)		(39)%

———————

(1) Prior year reflects 900 additional international units previously excluded because of change in criteria at September 2008.

Consolidated net income decreased over the prior year periods primarily due to reduced revenues largely attributable to the negative impact of the global economic downturn on casino play levels, capital spending, and improved competition. We anticipate modest improvement in the second half of fiscal 2009 with indications of stabilizing play levels in certain regional gaming markets and as we move into the traditionally higher volume seasons.

Additionally, consolidated revenues were negatively impacted by changes in foreign exchange rates by approximately $18.1 million in the current quarter and $39.5 million in the six months ended March 31, 2009 compared to the prior year periods. The current year also included additional workforce restructuring charges related to our strategic efforts to control costs in response to the economic downturn and increased bad debt provisions as certain customers' ability to pay became hampered.

The current and prior year quarters both include 13 weeks of operations. The first half of fiscal 2009 included an extra week due to our 52/53-week accounting year, primarily benefiting gaming operations and increasing operating expenses.

Consolidated Gaming Operations

Gaming operations revenues and gross profit were down in the current periods primarily due to lower play levels in North America. Improved gaming operations contribution from international markets partially offset North America declines, reflecting the increasing geographic footprint of our gaming operations. Our installed base growth is increasingly from non-WAP units which generally provide lower revenues because they do not provide an IGT sponsored jackpot.

Gross margin improvement in the current quarter primarily related to the unfavorable impact in the prior year quarter of interest rate changes on jackpot expense and technological obsolescence charges with new product transitions. Gross margin decreased for the first six months of fiscal 2009 mostly due to lower play levels.

The extra week of operations in the first half of fiscal 2009 contributed approximately $22.4 million and $11.5 million in consolidated revenues and gross profit, respectively.

Consolidated Product Sales

Product sales revenues and gross profit were down from the same prior year periods primarily due to fewer machine shipments across most markets, largely attributed to weakness in replacement demand. Gross margin declines were due to a greater contribution from lower margin sales in Japan and the UK, lower levels of higher-margin non-machine revenues in North America, increased costs partially due to loss of volume-related efficiencies, and higher discounting. Consolidated product sales margins will fluctuate depending on the geographic mix and types of products sold.

Operating Expenses

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2009	2008	Amount	%	2009	2008	Amount	%
(In millions)
Selling, general and administrative	$109.3	$111.5	$2.2	2%	$224.3	$211.8	$(12.5)	-6%
Research and development	52.8	53.8	1.0	2%	106.3	105.1	(1.2)	-1%
Restructuring charges	8.3	––	(8.3)	––	25.7	––	(25.7)	-100%
Depreciation and amortization	19.4	18.6	(0.8)	-4%	39.4	37.8	(1.6)	-4%
Total	$189.8	$183.9	$(5.9)	-3%	$395.7	$354.7	$(41.0)	-12%
Percent of revenues	40%	32%			37%	29%

Percent of revenues
excluding restructuring charges	38%				34%

With our current year workforce restructuring and cost control efforts, we have reduced our global workforce by approximately 12% from September 30, 2008 levels, through a combination of voluntary and involuntary separation arrangements. Restructuring charges in the table above included cash severance and one-time termination costs reduced by stock compensation forfeitures. Excluding bad debt provisions and restructuring charges, we achieved our goal in the current quarter of reducing operating costs by approximately $20.0 million to $25.0 million compared to the fourth quarter of fiscal 2008, and we will continue to monitor these cost control initiatives. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about our restructuring plans and liability.

In addition to the restructuring charges, operating expenses compared to the prior year periods were impacted by:

ª

increased bad debt provisions of $7.1 million for the quarter and $23.0 million for the first six months of fiscal 2009 due to increased credit risk related to the current economic climate and its impact on certain customers’ operations

ª

approximately $12.6 million of additional SG&A and R&D expenses associated with the extra week in the first half of fiscal 2009

ª

acquisitions adding operating expenses of $8.6 million for the quarter and $12.8 million in the six months

ª

lower incentives commensurate with lower operating income, down $11.4 million for the current six months

ª

reduced legal and compliance fees, advertising, supplies, and travel as a result of cost cutting measures

Other Income (Expense) and Taxes

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2009	2008	Amount	%	2009	2008	Amount	%
(In millions; * = not meaningful)
Interest Income	$14.8	$17.0	$(2.2)	-13%	$31.3	$34.3	$(3.0)	-9%
WAP	7.0	8.3	(1.3)	-16%	14.5	16.9	(2.4)	-14%
Other	7.8	8.7	(0.9)	-10%	16.8	17.4	(0.6)	-3%
Interest Expense	(28.0)	(25.1)	(2.9)	-12%	(58.4)	(49.9)	(8.5)	-17%
WAP	(6.9)	(7.3)	0.4	5%	(14.2)	(14.6)	0.4	3%
Other	(21.1)	(17.8)	(3.3)	-19%	(44.2)	(35.3)	(8.9)	-25%
Other	1.6	(0.7)	2.3	*	(4.3)	(1.0)	(3.3)	*
Total other income (expense)	$(11.6)	$(8.8)	$(2.8)	*	$(31.4)	$(16.6)	$(14.8)	*

Income tax provision	$20.3	$49.4	$29.1		$34.8	$123.8	$89.0
Effective tax rate	34.6%	41.9%	7.3	pp	25.1%	40.5%	15.4	pp

The fluctuation in total other income (expense) was primarily attributable to higher interest expense resulting from increased borrowings under our credit facility, and unfavorable changes in foreign exchange rates in the current year periods. These were partially offset by gains on Debenture repurchases and investments.

WAP interest income and expense is related to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

Our tax provision for the first six months of fiscal 2009 was reduced by significant discrete nonrecurring tax benefits as further described in Note 13 of our Unaudited Condensed Consolidated Financial Statements. While our future effective tax rates may continue to be volatile due to changes in uncertain tax positions, we currently estimate our quarterly effective tax rate for the remainder of fiscal 2009 will trend between 40% and 42%, for an annual effective tax rate (inclusive of discrete items) of approximately 34% to 35%.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 18 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2009	2008	Amount		%	2009	2008	Amount		%
(In millions except units)
Revenues	$383.8	$451.3	$(67.5)		-15%	$866.4	$913.4	$(47.0)		-5%
Gaming operations	256.9	302.9	(46.0)		-15%	524.4	598.1	(73.7)		-12%
Product sales	126.9	148.4	(21.5)		-14%	342.0	315.3	26.7		8%
Machines	74.9	81.7	(6.8)		-8%	212.4	172.4	40.0		23%
Non-machine	52.0	66.7	(14.7)		-22%	129.6	142.9	(13.3)		-9%
Gross profit	$213.3	$247.3	$(34.0)		-14%	$458.7	$513.2	$(54.5)		-11%
Gaming operations	151.4	166.0	(14.6)		-9%	288.2	341.6	(53.4)		-16%
Product sales	61.9	81.3	(19.4)		-24%	170.5	171.6	(1.1)		-1%
Gross margin	56%	55%	1	pp	2%	53%	56%	(3	)pp	-5%
Gaming operations	59%	55%	4	pp	7%	55%	57%	(2	)pp	-4%
Product sales	49%	55%	(6	)pp	-11%	50%	54%	(4	)pp	-7%
Units
Gaming operations installed base	46,600	48,500	(1,900)		-4%	46,600	48,500	(1,900)		-4%
Fixed	6,500	6,700	(200)		-3%	6,500	6,700	(200)		-3%
Variable	40,100	41,800	(1,700)		-4%	40,100	41,800	(1,700)		-4%
Machines sold	5,500	6,500	(1,000)		-15%	14,900	13,900	1,000		7%
Operating income	$82.5	$126.9	$(44.4)		-35%	$189.2	$286.8	$(97.6)		-34%
Operating margin	21%	28%	(7	)pp	-25%	22%	31%	(9	)pp	-29%

North America operating results declined during the quarter and six months ended March 31, 2009, primarily due to lower revenues, increased bad debt provisions and added restructuring charges.

North America Gaming Operations

Gaming operations revenues and gross profit declined from the prior year periods due to lower play levels, and a lower installed base mostly due to fewer WAP units. Decreased casino play levels have had a significant adverse affect on our gaming operations as our installed base is comprised of 86% variable fee units.

Second quarter improvement in our gaming operations gross margin was primarily related to additional jackpot expense and technological obsolescence charges in the prior year quarter. Gross margin decline for the six month period is predominantly due to lower play levels. An increase in the mix of non-WAP units also contributed to lower margins as these units generally provide lower revenues and gross profit because they carry no IGT sponsored jackpots.

Current quarter jackpot expense decreased $26.4 million largely related to the $12.3 million negative impact of a 200 basis point drop in prime rate on the prior year quarter revaluation of future winner liabilities. Interest rate movements overall were favorable to jackpot expense by $14.4 million for the quarter and unfavorable by $2.6 million for the six months ended March 31, 2009 compared to the prior year periods. Jackpot expense decreased $16.6 million for the first half of fiscal 2009 versus fiscal 2008 primarily due to fewer WAP units, decreased play levels and variations in slot play. See MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses for additional information about factors affecting jackpot expense.

The extra week of North America operations in the first six months of fiscal 2009 contributed approximately $19.1 million in revenues and $9.8 million in gross profit.

North America Product Sales

Product sales revenues and gross profit decreased during the second quarter of fiscal 2009 compared to the prior year quarter mainly due to lower parts and conversions, and fewer machine shipments. Revenues for the six month period improved due to increased machine shipments into new and expanding markets during the first quarter of fiscal 2009. Current quarter and half year revenues reflect an increase in our premium-priced AVP® models and gaming systems, offset by lower parts and conversions. Gross margin decline for the current quarter and six months was primarily attributable to a lesser contribution from higher margin non-machine revenues, increased costs partially due to loss of volume-related efficiencies, and higher discounting.

Unit shipments continued to be affected by low replacement demand. Even with limited new market opportunities, new unit shipments improved during the quarter and six months of fiscal 2009 with new and expanded casinos in several jurisdictions. We shipped 3,700 new units in the current quarter versus 2,200 in the second quarter of fiscal 2008 and 10,300 during the first half of fiscal 2009 compared to 6,500 in the same period last year.

International

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2009	2008	Amount		%	2009	2008	Amount		%
(In millions except units)
Revenues	$91.9	$121.9	$(30.0)		-25%	$210.9	$305.8	$(94.9)		-31%
Gaming operations	37.6	38.1	(0.5)		-1%	83.4	75.3	8.1		11%
Product sales	54.3	83.8	(29.5)		-35%	127.5	230.5	(103.0)		-45%
Machines	36.6	63.4	(26.8)		-42%	90.1	186.9	(96.8)		-52%
Non-machine	17.7	20.4	(2.7)		-13%	37.4	43.6	(6.2)		-14%
Gross profit	$46.7	$63.2	$(16.5)		-26%	$107.2	$164.0	$(56.8)		-35%
Gaming operations	21.6	17.9	3.7		21%	46.2	41.8	4.4		11%
Product sales	25.1	45.3	(20.2)		-45%	61.0	122.2	(61.2)		-50%
Gross margin	51%	52%	(1	)pp	-2%	51%	54%	(3	)pp	-6%
Gaming operations	57%	47%	10	pp	21%	55%	56%	(1	)pp	-2%
Product sales	46%	54%	(8	)pp	-15%	48%	53%	(5	)pp	-9%
Units
Gaming operations installed base (1)	14,700	11,100	3,600		32%	14,700	11,100	3,600		32%
Fixed	2,600	7,900	(5,300)		-67%	2,600	7,900	(5,300)		-67%
Variable	12,100	3,200	8,900		278%	12,100	3,200	8,900		278%
Machines sold	7,100	5,600	1,500		27%	13,400	18,500	(5,100)		-28%
Operating income	$10.3	$22.5	$(12.2)		-54%	$32.9	$84.8	$(51.9)		-61%
Operating margin	11%	18%	(7	)pp	-39%	16%	28%	(12	)pp	-43%

———————

(1) Prior year reflects 900 additional international units previously excluded because of change in criteria at September 2008.

International operating results declined for the quarter and six months of fiscal 2009 primarily due to fewer sales into higher revenue casino markets, partially offset by gaming operations growth in the first six months. International revenues were negatively impacted by changes in foreign exchange rates by approximately $15.6 million in the current quarter and $34.2 million for the first half of fiscal 2009.

International Gaming Operations

Gaming operations revenues declined slightly for the current quarter as growth in the installed base was offset by unfavorable exchange rates and a higher contribution from lower revenue units. Gaming operations revenues improved for the six months of fiscal 2009 driven by installed base growth, partially offset by unfavorable changes in foreign exchange rates. The extra week during the first half of fiscal 2009 contributed approximately $3.3 million in revenues and $1.7 million in gross profit. Installed base growth was mainly in the UK and Mexico. Additionally, a significant number of units were converted from fixed to variable pricing arrangements during the second quarter of fiscal 2009.

Gross profit and margin improvement in the current quarter resulted from the negative impact of $5.1 million in prior year technological obsolescence charges. Gross margins for the second quarter and first half of fiscal 2009 were negatively impacted by unfavorable foreign currency exchange rates and increased mix of lower revenue units.

International Product Sales

Product sales revenues, gross profit and gross margin decreased in the current quarter and six months primarily due to lower shipments in higher priced casino markets and unfavorable exchange rates, partially offset by increased lower margin shipments in Japan and the UK. Gross margin also declined with lower levels of higher margin non-machines revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At March 31, 2009, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and the $955.9 million available on our senior credit facility. Additionally, in May 2009 we issued $850.0 million of Notes as discussed below under “Credit Facilities and Indebtedness.” Other sources of capital include, but are not limited to, the issuance of public or private placement debt, foreign credit facilities and the issuance of equity or convertible debt securities.

With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are amounts available only for funding jackpot winner payments. As of March 31, 2009, we have sufficient cash and investments, inclusive of restricted amounts, to satisfy our jackpot liabilities. Unrestricted cash and equivalents decreased $75.2 million to $191.2 million at March 31, 2009 as described below under "Cash Flows Summary.” Working capital totaled $734.0 million at March 31, 2009 versus $733.4 million at September 30, 2008.

Additionally, we held ARS of $21.6 million par at March 31, 2009 that currently have no active market. In November 2008, we accepted ARS rights offered by our broker entitling us to sell our ARS at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. There has been no interruption in ARS interest receipts and we expect to fully realize the par value without significant loss. See Note 9 and Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional information about our ARS.

Cash Flows Summary

			Favorable
Six Months Ended March 31,	2009	2008	(Unfavorable)
(In millions)
Operations	$206.1	$195.0	$11.1
Investing	(185.4)	(146.0)	(39.4)
Financing	(89.3)	(67.6)	(21.7)
Effects of exchange rates	(6.6)	9.3	(15.9)
Net Change	$(75.2)	$(9.3)	$(65.9)

Operating Cash Flows

Operating cash flows increased during the first half of fiscal 2009 versus the same prior year period primarily due to additional prior year prepayments to secure long-term licensing rights. The current period also benefited from net changes in operating receivables and inventories, partially offsetting lower net income and net changes in income taxes and jackpot liabilities. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements in our most recent Form 10-K.

The decrease in operating receivables resulted in an increase to operating cash flows of $85.5 million since the end of fiscal 2008. Average days sales outstanding for the trailing twelve months at March 31, 2009 decreased to 96 days from 98 days from September 30, 2008 with lower receivables and revenues.

The decrease in inventory resulted in a $21.3 million increase to operating cash flows during the first six months of fiscal 2009. Inventory turns for the trailing twelve months at March 31, 2009 improved to 2.8 versus 2.5 at September 30, 2008.

Investing Cash Flows

The increase in cash used for investing during the current six months was primarily due to:

ª

$62.6 million of increased advances, net of collections, for customer development financing

ª

$15.7 million paid for the acquisition of PGIC, net of cash acquired

ª

$11.3 million in decreased restricted cash requirements

Capital expenditures for property, plant and equipment (noted below) decreased over the prior year period due to the completion of our Las Vegas campus during fiscal 2008. Expenditures for gaming operations equipment increased over the prior period as we refresh our installed base.

			Increase
Six Months Ended March 31,	2009	2008	(Decrease)
(In millions)
Property, plant and equipment	$28.4	$52.4	$(24.0)
Gaming operations equipment	101.2	91.9	9.3
Intellectual property	4.3	5.9	(1.6)
Total capital expenditures	$133.9	$150.2	$(16.3)

Financing Cash Flows

The increase in cash used for financing in the first six months of fiscal 2009 was primarily due to additional net borrowings on our senior credit facility, lower proceeds from employee stock plans, partially offset by the absence of share repurchases compared to the prior year period. We increased our outstanding lines of credit by $180.0 million mostly due to the repurchase of $193.0 million par outstanding Debentures.

Credit Facilities and Indebtedness

(See Note 11 of our Unaudited Condensed Consolidated Financial Statements)

At March 31, 2009, $1.0 billion was available on our credit facilities worldwide, primarily from our revolving senior credit facility which will expire, under its current terms, on December 19, 2010. We are currently in negotiations to amend and extend the terms of the facility. The terms of any such amendment may include a decrease in the aggregate commitment available to us under that facility, increased interest rates and facility fees, and new covenants and undertakings.

Our senior credit facility subjects us to a number of financial covenants, which may be adversely impacted by current unfavorable economic conditions. The financial covenants include a minimum interest coverage ratio (ICR) of 3.00 and a maximum total leverage ratio (TLR) of 4.00. At March 31, 2009 and September 30, 2008, respectively, our ICR was 10.20 and 13.61, and our TLR was 2.75 and 2.34. The senior credit facility also includes certain restrictions on our ability to incur additional debt, guarantee debt, enter into swap agreements, incur liens, enter into business combination, liquidate or dissolve, sell, transfer, lease or dispose of substantially all assets, or change the nature of our business. We were in compliance with all debt covenants at March 31, 2009.

Our outstanding Debentures pay interest semi-annually in June and December. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026, and 2031. Given current market conditions and the recent trading price of our common stock, we believe it is likely that outstanding Debenture holders will exercise this put right in December 2009. At March 31, 2009, the Debentures were not classified as current liabilities because we had the intent and ability to refinance with our noncurrent senior credit facility.

At March 31, 2009, $707.0 million par of Debentures were outstanding after repurchases of $193.0 million par. We repurchased no additional outstanding Debentures between March 31, 2009 and May 11, 2009. We may continue to use open market, privately negotiated, or structured transactions to repurchase our Debentures depending on market conditions and other factors.

We believe our cash on hand, operating cash flows and remaining capacity on our senior credit facility will provide the necessary capital if we are required to redeem the Debentures in December 2009. To the extent our senior credit facility is used to redeem the Debentures, we may incur incremental interest costs, although the rates were not significantly different as of March 31, 2009.

In March 2009, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that will allow us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering. We believe our credit rating, balance sheet, and operations should facilitate our ability to access additional borrowings, if needed, through the credit markets. Our ability to access credit markets on acceptable terms, or at all, will be subject to market conditions at that time.

Convertible Notes due May 1, 2014

On May 11, 2009, we issued $850.0 million aggregate principal amount of Notes, in a private placement for net proceeds of $822.5 million, after estimated offering costs of $27.5 million. We will pay interest at 3.25% on the Notes semiannually on May 1 and November 1 of each year, beginning November 1, 2009. We intend to use the proceeds from the Notes (net of amounts used for the separate note hedge transactions and funds provided by the separate warrant transactions described below) to reduce outstanding borrowings under our revolving credit facility.

The Notes are general unsecured obligations, are not subordinated to any other obligations of the Company  and rank equal in right of payment with all existing and future unsecured obligations of the Company that are not subordinated. The Notes will mature on May 1, 2014, unless earlier repurchased by IGT or converted. The Notes are not redeemable at IGT's option before maturity, except in certain circumstances relating to applicable gaming authority regulations.

Each $1,000 Note is initially convertible into 50.0808 shares of IGT common stock, representing a conversion price of $19.97 per share. Upon conversion, for each $1,000 Note, a holder will receive cash up to the aggregate principal amount of each Note and shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. The conversion rate is adjustable upon the occurrence of certain events as defined in the indenture.

In connection with the offering of the Notes, we also entered into additional separate transactions for note hedges and warrants related to our common stock with certain initial purchasers or their affiliates (counterparties). The note hedges and warrants are individually separate transactions and are not part of the terms of the Notes or each other. Holders of the Notes do not have any rights with respect to the note hedges or warrants.

We paid an aggregate amount of $177.3 million to the counterparties for the note hedges, which are designed to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The note hedges cover, subject to customary anti-dilution adjustments, substantially identical to those in the Notes, approximately 42.6 million shares of common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to certain customary adjustments. The note hedges are exercisable at each conversion date of the Notes and expire upon the earlier of the last day the Notes remain outstanding or the second scheduled trading day immediately preceding May 1, 2014. The warrants expire over a series of dates with the final expiration date set to occur in November 2014.

We received an aggregate amount of $66.8 million for the warrant transactions, whereby we sold to the counterparties warrants to acquire approximately 42.6 million shares of common stock, subject to customary anti-dilution adjustments, at a strike price of $30.14 per share, also subject to customary adjustments. If the volume weighted average price per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share.

The note hedges and warrants have been accounted for as adjustments to Stockholders' equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The note hedges and warrants will reduce APIC by approximately $45.2 million, net of deferred tax assets of $65.5 million and transaction costs of $0.2 million.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We may use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost and volume objectives. We repurchased no additional shares during fiscal 2009 through May 11, 2009, and our remaining repurchase authorization totaled 7.7 million shares. We currently do not plan to make additional share repurchases.

Financial Condition

	March 31,	September 30,	Increase
	2009	2008	(Decrease)
(In millions)
Assets	$4,366.7	$4,557.4	$(190.7)
Liabilities	3,424.1	3,648.4	(224.3)
Stockholders' equity	942.6	909.0	33.6

The decrease in total assets was primarily due to reduced receivables, inventories, and cash on hand. Liabilities decreased primarily with payments of employee incentives and other accrued liabilities, and lower payables. Debentures repurchases were substantially offset by additional senior credit facility borrowings. Stockholders’ equity increased primarily due to current period earnings and APIC related to employee stock plans, partially offset by cumulative translation adjustments.

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

We do not expect any material losses from, nor are we dependent on, off-balance sheet arrangements to fund our operations. See also Note 15 of our Unaudited Condensed Consolidated Financial Statements.

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

Hedging

We hedge our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging our exposure totaled $77.7 million at March 31, 2009 and $93.3 million at September 30, 2008.

Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. Generally, these exchange gains and losses should be offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include the British pound, Australian dollar, Japanese yen, Euro, South African rand, and Canadian dollar. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $21.7 million at March 31, 2009 versus $24.4 million at September 30, 2008. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit by approximately $12.4 million in the first six months of fiscal 2009 versus $10.6 million in the prior year period. We do not currently manage this exposure with derivative financial instruments.

Senior Credit Facility

Fluctuations in LIBOR due to changes in market and other economic conditions directly impact our interest expense on our senior credit facility. We estimate that a hypothetical increase of 100 bps in interest rates on amounts outstanding would have increased our interest expense by approximately $15.4 million at March 31, 2009 versus $13.5 million at September 30, 2008. We do not currently manage this exposure with derivative financial instruments. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our senior credit facility.

Debentures and Notes

The fair value of our Debentures and Notes are affected by changes in the price of IGT stock and changes in interest rates. Typically, the fair value of our Debentures and Notes increase and decrease directionally with like movements in our stock price. In general, the fair value of an investment in a fixed interest rate debt instrument increases as interest rates fall and decreases as interest rates rise. The stock price and interest rate changes impact the fair value of our Debentures and Notes. However, these changes had no material effect on our financial position, cash flows or results of operations as of March 31, 2009.

At March 31, 2009, our outstanding Debentures totaled $707.0 million with an estimated fair value of $685.8 million versus $900.0 million outstanding with a fair value of $846.0 million at September 30, 2008. On May 11, 2009, we issued $850.0 million principal amount of Notes, in a private placement for net proceeds of $822.5 million. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures and Notes.

Investment in CLS

The value of our CLS investments is affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The estimated fair value of our equity investment in CLS stock was $10.8 million at March 31, 2009, versus $12.2 million at September 30, 2008.

Additionally, our investment in the CLS convertible note is subject to interest rate risk and volatility in CLS stock prices. Generally, the fair value of fixed-rate instruments increases as interest rates fall and decreases as interest rates rise. The fair value of convertible notes increases as stock price volatility increases. The CLS note had an estimated fair value of $71.3 million at March 31, 2009 versus $72.4 million at September 30, 2008. We are using 5-year forward contracts to mitigate foreign currency risk on approximately 70% of the note. See Note 3 of our Unaudited Condensed Consolidated Financial Statements for additional information about our CLS investments.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 15 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A. Risk Factors

Except for the addition of the first two risk factors below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2008. For convenience, our updated risk factors are included below.

If we amend and extend our senior credit facility agreement, new terms may decrease the aggregate commitment, increase the interest rate, and require additional covenants and undertakings.

Our $2.5 billion credit agreement will expire, under its current terms, on December 19, 2010. We are currently in negotiations to amend and extend the term of the facility. The terms of any such amendment may include a decrease in the aggregate commitment available to us under that facility, increased interest rates and facility fees, and new covenants and undertakings.

The accounting method for convertible debt securities that may be settled in cash, such as our Debentures and Notes, is the subject of changes in accounting rules that could have a material effect on our reported financial results.

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into debt and equity components. The adoption of this FSP in the first quarter of fiscal 2010 will increase interest expense and decrease earnings related to our Debentures and Notes. This FSP will also require retrospective restatement of all periods presented after adoption. We are continuing to evaluate the extent to which this FSP will increase interest expense and reduce earnings per share; however, the impact of this FSP could materially adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our Debentures and Notes.

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

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos and declines in the rate of replacement of existing gaming machines could limit or reduce our future profits.

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

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits.

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

Existing unfavorable general economic conditions reduce disposable income of casino patrons and result in fewer patrons visiting casinos. This decline in disposable income likely results in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and resulted in significant volatility in the credit and equity markets.

A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges.

Furthermore, current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. If that were to occur, we may incur additional provisions for bad debt related to credit concerns on certain receivables.

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

Our outstanding Debentures and Notes subject us to additional risks.

Our Debentures issued in December 2006 and our Notes issued in May 2009 contain a net settlement feature, which entitles holders to receive cash up to $1,000 per Debenture or Note and shares for any excess conversion value as determined by the respective governing indentures. Consequently, if a significant number of Debentures or Notes are converted or redeemed, we would be required to make significant cash payments to the holders who convert the Debentures or Notes.

In connection with the offering of the Notes, we entered into additional separate transactions for note hedges and warrant transactions. In connection with these transactions, the hedge counterparties and/or their respective affiliates may enter into various derivative transactions with respect to our common stock and may enter into or unwind various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of the Notes. These activities could have the effect of increasing or preventing a decline in, or having a negative effect on, the value of our common stock and could have the effect of increasing or preventing a decline in the value of our common stock during any conversion reference period related to a conversion of the Notes. The warrant transactions could separately have a dilutive effect from the issuance of our common stock pursuant to the warrants.

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

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, including locations abroad. Such investment and financing activities subject us to increased credit risk in certain regions, which could be exacerbated by current unfavorable economic conditions or other political or economic instability in those regions. We monitor our investments and financing activities to assess impairment on a quarterly basis. We have in the past and may in the future incur losses on these types of investments and loans. Our results of operations, liquidity or financial position may be negatively impacted if we are unable to collect on loans or benefit from investments we make.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the period covered by this report.  We issued Notes and warrants in May 2009 as reported on our Form 8-K with the SEC on May 11, 2009, and as described elsewhere in this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)

IGT held its annual meeting of stockholders on March 3, 2009.

(b)

The following directors were elected to serve until the next annual meeting and constitute all of the directors of IGT. Voting was as follows:

	Number of Shares	Number of Shares
Director	Voted for	Withheld
Robert A. Bittman	249,832,857	13,893,292
Richard R. Burt	247,925,828	15,800,321
Patti S. Hart	248,594,217	15,131,932
Robert A. Mathewson	244,749,582	18,976,567
Thomas J. Matthews	246,381,561	17,344,588
Robert Miller	247,335,353	16,390,796
Frederick B. Rentschler	245,165,123	18,561,026
David E. Roberson	260,384,235	3,341,914
Phillip G. Satre	256,538,137	5,921,420

(c)

At the meeting, stockholders also approved amendments to the International Game Technology 2002 Stock Incentive Plan (SIP) to increase by 15.0 million the number of shares of common stock to be issued under the plan to 58.0 million shares. The amendment also increased the limit on the number of shares that may be delivered pursuant to "incentive stock options" granted under the SIP to 58.0 million shares. For purposes of clarity, any shares that are delivered pursuant to incentive stock options also count against (and are not in addition to) the aggregate SIP share limit.

The number of shares voted for the plan amendments totaled 188,234,046 with 37,672,863 shares voted against, 637,968 shares abstaining, and 37,181,272 broker non-votes.

(d)

At the meeting, stockholders also ratified the appointment of Deloitte & Touche LLP as IGT's independent auditors for the fiscal year ending September 30, 2009. The number of shares voted for the appointment totaled 255,051,303 with 6,204,635 shares voted against, 2,470,211 shares abstaining, and no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*

Summary of Named Executive Officer and Director Compensation Arrangements at March 31, 2009

10.2*

Employment Agreement, dated March 20, 2009, between International Game Technology and Patti S. Hart (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed March 25, 2009)

10.3*

Amended and Restated Employment Agreement, dated March 20, 2009, between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 8-K filed March 25, 2009)

10.4*

International Game Technology 2002 Stock Incentive Plan, as amended March 3, 2009 (incorporated by reference to Exhibit 10.1 to Registrants’ Current Report on Form 8-K filed March 6, 2009)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Principal Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Patrick Cavanaugh

Patrick Cavanaugh Executive Vice President and Chief Financial Officer(Principal Financial Officer)