Form 10-Q
period 2009-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2009-08-13
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes [  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [   ] No [X]

At August 10, 2009, there were 296.3 million shares of our $.00015625 par value common stock outstanding.

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

28

FORWARD LOOKING STATEMENTS

28

OVERVIEW

28

RECENTLY ISSUED ACCOUNTING STANDARDS

30

CRITICAL ACCOUNTING ESTIMATES

30

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

34

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

37

LIQUIDITY AND CAPITAL RESOURCES

39

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

43

Item 4.

Controls and Procedures

45

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

45

Item 1A. Risk Factors

46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

50

Item 3. Defaults Upon Senior Securities

50

Item 4. Submission of Matters to a Vote of Security Holders

50

Item 5. Other Information

50

Item 6. Exhibits

51

Signature

53

i

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)
Acronym	Terminology
Anchor	Anchor Gaming
APB	Accounting Principles Board Opinion
ARS	auction rate securities
AVP®	Advanced Video Platform®
Bonds	7.5% Notes due 2019
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
Debentures	2.6% Convertible Debentures
EBITDA	earnings before interest, tax, depreciation, and amortization
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	earnings per share
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	generally accepted accounting principles
IGT	International Game Technology
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
LVGI	Las Vegas Gaming International
MDA	management’s discussion and analysis
Notes	3.25% Convertible Notes due 2014
OSHA	Occupational Safety & Health Administration
Pp	percentage points
PGIC	Progressive Gaming International Corporation
R&D	research and development
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 133	Accounting for Derivative Instruments
SFAS 157	Fair Value Measurements
SFAS 159	Fair Value Option for Financial Assets and Liabilities
SOP	Statement of Position
UK	United Kingdom
US	United States
VIE	variable interest entity
VSOE	vendor specific other evidence
WAP	wide area progressive
*	not meaningful (in table)

ii

PART I – FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except per share amounts)
Revenues
Gaming operations	$287.9	$333.6	$895.7	$1,006.9
Product sales	234.2	343.8	703.7	889.6
Total revenues	522.1	677.4	1,599.4	1,896.5
Costs and operating expenses
Cost of gaming operations	108.7	131.5	382.2	421.5
Cost of product sales	116.9	158.2	354.9	410.2
Selling, general and administrative	96.8	121.8	320.9	333.6
Research and development	52.1	58.4	158.4	163.5
Restructuring charges	4.1	1.6	29.8	1.6
Depreciation and amortization	19.8	18.9	59.2	56.7
Total costs and operating expenses	398.4	490.4	1,305.4	1,387.1
Operating income	123.7	187.0	294.0	509.4
Other income (expense)
Interest income	15.1	16.7	46.4	51.0
Interest expense	(34.2)	(23.2)	(92.6)	(73.0)
Other	2.1	1.2	(2.3)	0.3
Total other income (expense)	(17.0)	(5.3)	(48.5)	(21.7)
Income before tax	106.7	181.7	245.5	487.7
Income tax provision	40.4	73.4	75.2	197.2
Net income	$66.3	$108.3	$170.3	$290.5

Basic earnings per share	$0.23	$0.35	$0.58	$0.93

Diluted earnings per share	$0.22	$0.35	$0.58	$0.92

Cash dividends declared per share	$0.06	$0.14	$0.27	$0.42

Weighted averages shares outstanding
Basic	294.3	309.1	293.7	311.9
Diluted	295.0	311.1	294.2	315.1

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$184.0	$266.4
Investment securities	21.1	-
Restricted cash and investments	76.8	108.0
Jackpot annuity investments	67.7	67.5
Accounts receivable, net	307.7	436.8
Current maturities of notes and contracts receivable, net	122.4	93.5
Inventories	182.2	218.3
Deferred income taxes	115.5	115.8
Prepaid expenses and other	181.2	163.8
Total current assets	1,258.6	1,470.1
Property, plant and equipment, net	567.5	590.9
Jackpot annuity investments	406.7	423.4
Notes and contracts receivable, net	230.1	148.2
Goodwill	1,152.7	1,158.5
Intangible assets, net	230.9	248.9
Deferred income taxes	175.9	136.9
Other assets	434.9	380.5
	$4,457.3	$4,557.4
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current maturities of notes payable	$2.2	$16.0
Accounts payable	63.6	105.7
Jackpot liabilities	155.8	189.7
Accrued employee benefits	20.2	64.7
Accrued income taxes	7.2	15.3
Dividends payable	17.8	42.9
Other accrued liabilities	269.1	302.4
Total current liabilities	535.9	736.7
Notes payable, net of current maturities	2,301.9	2,247.1
Non-current jackpot liabilities	443.9	461.0
Other liabilities	189.2	203.6
	3,470.9	3,648.4
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized;
336.7 and 334.9 issued; 296.2 and 294.7 outstanding	0.1	0.1
Additional paid-in capital	1,247.1	1,262.0
Treasury stock at cost: 40.5 and 40.2 shares	(799.3)	(798.5)
Retained earnings	535.4	443.5
Accumulated other comprehensive income	3.1	1.9
	986.4	909.0
	$4,457.3	$4,557.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,	2009	2008
(In millions)
Operations
Net income	$170.3	$290.5
Adjustments:
Depreciation, amortization, and asset charges	212.3	210.4
Discounts and deferred issuance costs	5.5	4.6
Inventory obsolescence	10.1	15.3
Bad debt provisions	25.0	5.5
Share-based compensation	30.1	27.5
(Gain) loss on assets sold	(4.7)	0.5
Loss on investments	2.1	-
Gain on redemption of debt	(6.5)	-
Excess tax benefits from employee stock plans	-	(15.3)
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	73.1	(11.5)
Inventories	30.8	(48.2)
Other current assets	18.0	7.7
Other non-current assets	(6.8)	(45.1)
Income taxes, net of employee stock plans	(41.5)	8.2
Accounts payable and accrued liabilities	(91.7)	(78.2)
Jackpot liabilities	(71.7)	(11.2)
Cash from operations	354.4	360.7
Investing
Capital expenditures	(175.8)	(221.6)
Proceeds from assets sold	7.7	3.9
Investment securities, net	-	87.3
Jackpot annuity investments, net	37.6	28.6
Changes in restricted cash	31.7	(77.0)
Loans receivable cash advanced	(85.4)	(38.6)
Loans receivable payments received	6.1	18.5
Investments in unconsolidated affiliates	(11.9)	(15.0)
Business acquisitions, net of cash acquired	(15.7)	(12.6)
Cash from investing	(205.7)	(226.5)
Financing
Debt proceeds	2,789.4	698.0
Debt repayments	(2,749.8)	(303.3)
Debt issuance costs	(63.5)	-
Warrant proceeds	66.8	-
Convertible note hedge purchases	(177.3)	-
Employee stock plan proceeds	5.5	70.7
Share repurchases	-	(474.0)
Excess tax benefits from employee stock plans	-	15.3
Dividends paid	(103.5)	(132.3)
Cash from financing	(232.4)	(125.6)
Foreign exchange rates effect on cash	1.3	4.4
Net change in cash and equivalents	(82.4)	13.0
Beginning cash and equivalents	266.4	261.3
Ending cash and equivalents	$184.0	$274.3

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Nine Months Ended June 30,	2009	2008
(In millions)
Investment securities
Purchases	$-	$(30.1)
Proceeds from sales	-	117.4
Net	$-	$87.3
Jackpot funding
Change in jackpot liabilities	$(71.7)	$(11.2)

Jackpot annuity purchases	(10.9)	(19.5)
Jackpot annuity proceeds	48.5	48.1
Net change in jackpot annuity investments	37.6	28.6
Net jackpot funding	$(34.1)	$17.4
Capital expenditures
Property, plant and equipment	$(33.2)	$(78.4)
Gaming operations equipment	(136.7)	(134.1)
Intellectual property	(5.9)	(9.1)
Total	$(175.8)	$(221.6)
Payments
Interest	$71.4	$52.4
Income taxes	117.8	186.8
Non-cash investing and financing items:
Accrued capital asset additions	$4.7	$13.3
Interest accretion for jackpot annuity investments	20.9	21.7

Business acquisitions/purchase price adjustments
Fair value of assets	$21.9	$14.9
Fair value of liabilities	6.2	2.3

Accrued share repurchases	$-	$36.9

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

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report includes subsequent events evaluated through the date of financial statement issuance on August 13, 2009 and should be read in conjunction with our most recent Annual Report on Form 10-K.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below. The third quarters of fiscal 2009 and 2008 both include 13 weeks of operations. The nine months ended June 30, 2009 included an extra week due to our 52/53-week accounting year.

Period End
	Actual	Presented as
Current quarter	July 4, 2009	June 30, 2009
Prior year quarter	June 28, 2008	June 30, 2008
Prior fiscal year end	September 27, 2008	September 30, 2008

Use of Estimates

Our consolidated financial statements are prepared in conformity with US GAAP. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts for assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from initial estimates.

Derivatives

We use derivative financial instruments to manage certain interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

We recognize derivative financial instruments as either assets or liabilities at fair value. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. We record derivative financial instruments on a net basis with counterparties for which a master netting arrangement has been executed. Derivative gains and losses are generally recognized in other income (expense).

Foreign Currency Hedging

We routinely use derivative financial instruments to minimize our market risk exposure related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. The primary business objective of our economic hedging program is to minimize the impact to earnings from changes in foreign exchange rates. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. Counterparties to our agreements are major commercial banks. These forward exchange contracts are generally not designated SFAS 133 hedges, and gains or losses are recognized in other income (expense).

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

Interest Rate Management

We enter into interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchange fixed rates for variable rates without an exchange of the notional amount upon which they are based.

These swaps are designated SFAS 133 fair value hedges because they protect us against changes in the fair value of a portion of our fixed rate borrowings due to interest rate movements. We recognize the gains or losses from the changes in fair value of the swaps, as well as the offsetting change in the fair value of the hedged designated portion of long-term debt, in other income (expense). Ineffectiveness, if any, is also recorded in other income (expense). Amounts receivable or payable under the swaps are net settled and recorded as a net receivable or payable with corresponding adjustments to interest expense.

Recently Issued Accounting Standards

SFAS 157 (including FSPs)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted this statement for financial assets and liabilities effective October 1, 2008 and will apply SFAS 157 for nonfinancial assets and liabilities effective October 1, 2009 in accordance with FSP FAS 157-2, effective date of FASB Statement No.157. The adoption of SFAS 157 had only a minimal impact on our financial statements. See Note 17.

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

SFAS 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires disclosures about derivatives and hedging activities, including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement was effective for periods beginning after November 15, 2008 and our adoption in the second quarter of fiscal 2009 resulted in expanded disclosures concerning our derivative instruments and hedging activities. See Note 16.

FSP FAS 115-2 & FAS 124-2

In April 2009, the FASB issued FSP FAS 115-2 & FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP requires that an entity determine whether an impairment of debt securities has occurred. If the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovery, the entire impairment loss is recorded in earnings. If the entity does not expect to recover the entire amortized cost basis of the security, the amount representing the credit loss is recognized in earnings and the amount due to other factors is recognized in other comprehensive income. The FSP also requires disclosures in interim and annual periods of major security types with the related amortized cost basis and the method and significant inputs used to measure credit losses along with a tabular roll forward (required if only a portion of the impairment loss is recognized in earnings). This guidance is effective for the current quarter ended June 30, 2009 and had only a minimal impact on our disclosures.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires quarterly disclosures of the fair value of financial instruments that were previously required only annually, with additional disclosures about the methods and significant assumptions used to estimate the fair value. With the adoption of this FSP at June 30, 2009, we expanded our interim disclosures. See Note 17.

SFAS 165

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes principles and requirements for reporting events or transactions occurring after the balance sheet date. It requires an entity to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued. It also requires an entity to consider supplementing the financial statements with pro forma financial information if an unrecognized subsequent event is significant and to reissue financial statements filed with the SEC or other regulatory agencies if failure to do so could make the financial statements misleading. We adopted this statement for the quarter ended June 30, 2009 and updated our disclosures accordingly.

SFAS 168

In June 2009, the FASB issues SFAS 168, Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative US GAAP. This statement is effective for interim and annual statements issued after September 15, 2009 and will change the way we reference accounting standards in future disclosures.

SFAS 141(R) and SFAS 160 (including FSPs)

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin 51. These statements will change the way we account for business combinations and noncontrolling interests (i.e. minority interests), requiring more assets and liabilities to be measured at fair value as of the acquisition date. Contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

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

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years (including interim periods) beginning after December 15, 2008, which is the first quarter of IGT’s fiscal 2010. We do not expect the adoption of this issue will have a material impact on our results of operations, financial position, or cash flows.

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires the separation of debt and equity components for convertible debt instruments that may be settled in cash upon conversion. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. This FSP is effective for fiscal years (including interim periods) beginning after December 15, 2008 and requires retrospective restatement of all periods presented. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and estimate it will increase quarterly interest expense between $6.0 million and $10.0 million and reduce quarterly diluted EPS between $0.01 and $0.02 related to our Debentures and Notes for fiscal years 2009 and 2010.

SFAS 167

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46 (R), which requires us to re-evaluate all existing and future VIE arrangements as to whether we are the consolidating primary beneficiary based on qualitative factors, in addition to the quantitative analysis, and reassess our position on an on-going basis. This SFAS is effective for fiscal years (including interim periods) beginning after November 15, 2009, which is the first quarter of IGT's fiscal 2011, and must be adopted through a cumulative-effect adjustment (with a retrospective option). We continue to evaluate the extent to which SFAS 167 will impact our results of operations, financial position, or cash flows.

2.

Restructuring Costs

In response to reduced demand, we have been conducting an ongoing company-wide strategic review of our costs and organizational structure for further opportunities to maximize efficiency and align our expenses with the current and long-term business outlook.  Through July 2009, we have reduced our global workforce by approximately 15% from September 30, 2008 levels, through a combination of voluntary and involuntary separation arrangements.

We recognized third quarter restructuring charges of $4.1 million, net of $1.0 million in forfeited stock compensation, and $29.8 million, net of $2.7 million in forfeited stock compensation, for the nine months ended June 30, 2009. The remaining accrued costs are expected to be paid over the next several quarters.

Accrued restructuring costs as of and for the nine months ended June 30, 2009

(In millions)
Severance and benefits	$31.9
Other costs	0.6
Total cash costs	32.5
Cash paid	(26.3)
Ending accrued cash costs	$6.2

3.

Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidate our VIE WAP trusts in Iowa and New Jersey. The trusts are primarily responsible for administering jackpot payments to winners. The consolidation of these VIE trusts primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. In conjunction with regulatory changes, the Iowa Trust was dissolved with its remaining assets and liabilities transferred to IGT in December 2008. Consolidated VIE trust assets and equivalent liabilities totaled $94.7 million at June 30, 2009 and $108.2 million at September 30, 2008.

Investments in Unconsolidated Affiliates

Las Vegas Gaming International

In October 2008, we entered into a strategic business arrangement with LVGI, an innovator in gaming software applications and hardware, whereby LVGI agreed to create applications for IGT’s server-based gaming systems, and IGT agreed to purchase certain shares in LVGI. We advanced $1.5 million in July 2008 and paid $10.3 million in October 2008 to LVGI for a total investment of $11.8 million to receive 4.7 million shares of LVGI convertible perpetual cumulative preferred stock and warrants to purchase an additional 1.5 million common shares. In February 2009, we deposited $1.5 million with LVGI for a second potential investment, which is fully refundable if an agreement is not reached in August 2009.

As LVGI is not a publicly traded company and the preferred stock does not meet all the characteristics of in-substance common stock, this investment is accounted for under the cost method with earnings recorded only to the extent of distributed dividends. The warrants are not accounted for separately as they do not qualify as freestanding derivatives.

Progressive Gaming International Corp.

The fair value of our investment in PGIC's senior subordinated convertible notes, including accrued interest, was $6.8 million in January 2009 when we acquired certain PGIC assets. See Note 7. We reduced the carrying value of our investment in the notes to zero concurrent with the asset acquisition. PGIC subsequently filed a petition for relief under Chapter 7 of the US Bankruptcy Code. For the nine months ended June 30, 2009, we recorded a net investment loss of $0.4 million. The embedded derivatives and warrants, accounted for separately under SFAS 133, had a combined fair value of zero at June 30, 2009 after recording a $1.2 million loss during the first nine months of fiscal 2009.

China LotSynergy Holdings, Ltd.

Our CLS stock investment is accounted for as an available-for-sale security with an adjusted cost basis of $12.2 million, quoted market price fair value of $18.6 million, and unrealized gain of $6.4 million recorded at June 30, 2009. We changed from accounting for this investment under the cost method during the third quarter of fiscal 2009 as the selling restriction is within one year of expiration.

Our CLS convertible note investment is accounted for as an available-for-sale security with amortized cost of $77.1 million, fair value of $77.2 million, and unrealized gain of $0.1 million at June 30, 2009. We determined that no feature met the SFAS 133 definition of a derivative requiring bifurcation at June 30, 2009. See Note 16 about related foreign currency derivatives.

For our equity method joint venture with CLS, IGT Synergy Holding Ltd., as of and for the nine months ended June 30, 2009, we recognized a loss of $0.1 million and $13.5 million remains unfunded on our unconditional capital contribution commitment.

Walker Digital Gaming, LLC

At June 30, 2009, our 12% equity method investment in WDG totaled $50.5 million and we had paid $30.0 million of our $60.0 million royalty advance commitment. Our analysis of this VIE determined that IGT is not the primary beneficiary because IGT does not provide more than half of the total equity or financial support. The carrying value of our equity investment and deferred royalty, collectively $109.1 million, represents our maximum exposure to loss and there are no other terms of the arrangements as of June 30, 2009, explicit or implicit, that could require IGT to provide additional financial support.

We recognized losses from this unconsolidated affiliate of $4.3 million and $4.5 million for the nine months ended June 30, 2009 and 2008, respectively. The losses are largely comprised of intangible asset amortization. In August 2009, we paid $20.0 million to WDG with an additional $5.0 million contingency in connection with an agreement to relinquish our WDG equity ownership, restructure IP rights, and eliminate future IGT royalty obligations. This transaction will require an impairment evaluation of our equity investment and adjustment of the deferred royalty in the fourth quarter of fiscal 2009.

Aggregate Available-for-sale Investments in Unconsolidated Affiliates

The CLS stock and convertible note are available-for-sale investments, collectively with $89.3 million of amortized cost, $6.5 million of unrealized gain, and fair value of $95.8 million at June 30, 2009. See Note 17 for factors related to estimated fair values.

4.

Inventories

	June 30,	September 30,
	2009	2008
(In millions)
Raw materials	$85.2	$99.8
Work-in-process	16.2	9.5
Finished goods	80.8	109.0
Total	$182.2	$218.3

5.

Property, Plant and Equipment

	June 30,	September 30,
	2009	2008
(In millions)
Land	$62.7	$62.9
Buildings	228.5	219.7
Leasehold improvements	14.3	12.8
Machinery, furniture and equipment	308.4	309.9
Gaming operations equipment	837.6	813.2
Total	1,451.5	1,418.5
Less accumulated depreciation	(884.0)	(827.6)
Property, plant and equipment, net	$567.5	$590.9

6.

Share-based Compensation

At June 30, 2009, shares available for grant under the IGT SIP (Stock Incentive Plan) totaled 23.2 million and we have $73.2 million of unrecognized share-based compensation expected to be recognized over a weighted average period of 1.7 years. SIP activity is reflected below as of and for the nine months ended June 30, 2009.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,780	$32.06
Granted	4,808	10.47
Exercised	(51)	9.53
Forfeited	(1,245)	28.84
Expired	(1,098)	31.79
Outstanding at end of period	19,194	$26.81	6.6	$21.8

Vested and expected to vest	19,042	$27.00	6.6	$21.3

Exercisable at end of period	10,880	$30.27	5.0	$1.4

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	1,663	$35.72
Granted	1,141	10.76
Vested	(523)	34.58
Forfeited	(253)	28.33
Outstanding at end of period	2,028	$22.83	2.6	$30.5

Expected to vest	1,916	$22.00	2.7	$28.8

7.

Acquisitions

Progressive Gaming International Corp.

In January 2009, we acquired certain operating assets of PGIC. The purchase consideration collectively totaled $24.0 million, including $17.3 million in cash and $6.8 million of fair value from our note investment with accrued interest. See Note 3. Certain global assets and operations of PGIC were integrated with respective IGT offices serving Europe, Asia, Australia, Latin America, Canada, and the US. We believe this purchase will provide IGT with additional market opportunities using the PGIC technology to augment our current systems product offerings and increase our systems installed base.

With the business valuation not yet complete at June 30, 2009, we preliminarily allocated the purchase consideration to:

ª

tangible assets of $15.9 million, including cash of $1.8 million

ª

identifiable intangible assets of $13.7 million

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

We allocated the purchase price to:

ª

tangible assets of $30.8 million, including cash of $16.5 million

ª

identifiable intangible assets of $31.5 million

ª

goodwill of $35.8 million, which may be deductible for tax purposes

ª

liabilities of $9.5 million

Million-2-1

In June 2008, we completed the acquisition of M-2-1, a mobile gaming company based in Manchester, UK, for $10.3 million. Additionally, we committed to pay earn-out consideration up to a maximum of $12.3 million, based on current exchange rates, payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. If paid, a portion will be recorded as additional purchase consideration and a portion as compensation expense ratably over the service period through June 2011. In addition to gaining access to M-2-1's IP, we anticipate this business combination will enable us to establish new markets and channels for IGT's game content.

We allocated the purchase price to:

ª

tangible assets of $1.6 million, including cash of $0.8 million

ª

identifiable intangible assets of $7.2 million

ª

goodwill of $6.4 million, which is not deductible for tax purposes

ª

liabilities of $4.9 million

8.

Allowances for Receivables

	June 30,	September 30,
	2009	2008
(In millions)
Allowance for doubtful accounts	$32.5	$19.1

Allowance for doubtful notes and contracts
Current	$18.7	$10.1
Non-current	8.7	6.2
	$27.4	$16.3

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

Our receivables are concentrated in the following legalized gaming regions at June 30, 2009:

North America	64%	International	36%
Nevada	9	Argentina	18
Oklahoma	8	Other Latin America	7
Alabama	8	Other (less than 5% individually)	11
Pennsylvania	7
Other (less than 5% individually)	32

Our unfunded development financing loans totaled $30.6 million at June 30, 2009. Through June 30, 2009, IGT funded $51.4 million of $75.0 million in development financing extended to an Alabama charitable gaming property and $93.0 million of financing extended to a consortium of Argentina gaming operators comprised of $100.0 million for development and $40.0 million for gaming equipment financing.

Auction Rate Securities

We

 held $21.6 million (par) of ARS at June 30, 2009. Our ARS lack liquidity because of failed auctions since February 2008, but we continue to receive interest payments and have no reason to believe the underlying assets are at risk of default.

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

At June 30, 2009, the ARS and put were presented in current assets as our ability to exercise the put right was within one year. The estimated fair values of our ARS and related put rights totaled $17.4 million and $3.7 million, respectively, at June 30, 2009. See Note 17. The following changes in fair value were included in other income (expense) for the periods ended June 30, 2009:

ª

net gain of $0.5 million ($0.7 million ARS gain and $0.2 million put loss) for the quarter

ª

net loss of $0.5 million ($4.2 million ARS loss and $3.7 million put gain) for the nine months

10.

Goodwill and Other Intangibles

Goodwill

Activity by Segment	North
Nine Months Ended June 30, 2009	America	International	Total
(In millions)
Beginning balance	$1,042.6	$115.9	$1,158.5
Business combination adjustments	0.2	0.2	0.4
Foreign currency adjustments	-	(6.2)	(6.2)
Ending balance	$1,042.8	$109.9	$1,152.7

Other Intangibles

Patent additions in the following table include capitalized legal costs. Business combination additions include purchase price valuation adjustments during the first year subsequent to acquisition.

Additions for the Nine Months	Business	Other	Weighted
Ended June 30, 2009	Combinations	Additions	Average Life
(In millions, except life)			(years)
Finite lived additions
Patents	$-	$6.2	8
Trademarks	0.5	-	7
Contracts	4.2	-	5
Developed technology	8.1	-	6
Customer relationships	0.8	-	9
Total	$13.6	$6.2

	June 30, 2009			September 30, 2008
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$377.0	$204.6	$172.4	$376.7	$184.0	$192.7
Contracts	26.0	15.2	10.8	25.1	15.5	9.6
Trademarks	3.6	2.0	1.6	3.3	1.9	1.4
Developed technology	76.1	34.0	42.1	68.4	27.1	41.3
Customer relationships	8.5	4.5	4.0	7.9	4.0	3.9
Total	$491.2	$260.3	$230.9	$481.4	$232.5	$248.9

Aggregate amortization expense totaled $13.3 million in the current quarter versus $11.0 million in the prior year quarter, and $37.1 million in the nine months ended June 30, 2009 versus $32.9 million for the same prior year period.

	2009	2010	2011	2012	2013
(In millions)
Estimated annual amortization	$47.3	$42.9	$38.8	$32.8	$29.5

11.

Credit Facilities and Indebtedness

	June 30,	September 30,
Outstanding Debt	2009	2008
(In millions)
Domestic credit facility	$239.0	$1,345.0
Foreign credit facilities	1.3	15.0
Debentures	707.0	900.0
Notes	850.0	-
Bonds	500.0	-
Discount	(2.7)	-
Swap fair value adjustment	7.5	-
Installment purchase contract	2.0	3.1
Total notes payable	$2,304.1	$2,263.1

We were in compliance with all applicable debt covenants at June 30, 2009.

Amended Domestic Credit Facility

In June 2009, our $2.5 billion credit facility was amended and restated providing for a reduced revolving credit line of $2.1 billion, extending the maturity on $1.7 billion to June 8, 2012 and leaving $0.4 billion with the non-extended maturity of December 19, 2010. Upon the subsequent issuance of Bonds described below, the amended facility was further reduced by $0.3 billion to a total commitment of $1.8 billion, with $1.5 billion extended and $0.3 billion non-extended.

Interest under the amended facility is paid at least quarterly with rates and facility fees based on our public debt ratings or debt to capitalization ratio. Initially, extended commitments bear interest at LIBOR plus 260 bps with a facility fee of 65 bps and non-extended commitments bear interest at LIBOR plus 37.5 bps with a facility fee of 12.5 bps. At June 30, 2009, $239.0 million was drawn on the amended facility ($201.7 million extended and $37.3 million non-extended), $1.6 billion was available, and $4.1 million was reserved for letters of credit. The outstanding amount carried a 2.65% weighted average interest rate.

Half of amounts outstanding at December 19, 2010 will convert to term loans due in six installments. The first five installments, equal to 1.25% of the converted principal, are due March 31, June 30, September 30, December 31, 2011 and March 31, 2012, and the final installment for the remaining outstanding principal is due on June 8, 2012.

IGT was required to repay $780.0 million outstanding under the original facility and immediately re-borrow it under the terms of the amended facility. Non-recurring charges of $4.4 million for associated breakage fees on the early repayments and deferred offering costs related to the commitment reduction were recorded in third quarter interest expense. Capitalized debt issuance costs of approximately $35.4 million will be amortized to interest expense over the amended facility term.

Obligations under the amended facility are generally unsecured, except that in the event of certain declines in our debt ratings (as described in the amended facility), we will grant a lien on 100% and 66% of the equity interests of our direct and wholly-owned domestic and foreign subsidiaries, respectively, pursuant to the terms of a Pledge and Security Agreement. The Notes, Bonds or similar securities issued by IGT and certain interest rate hedges provided by lenders or their affiliates under the amended facility are permitted to share in any collateral granted.  Any lien granted will be released if we satisfy the minimum debt rating requirements (as described in the amended facility) for at least three consecutive calendar months.

The amended facility includes the following covenants (all terms as defined per the amended facility):

ª

a minimum ratio of adjusted EBITDA to interest expense (interest coverage ratio)

ª

a maximum ratio of Total Debt to adjusted EBITDA (total leverage ratio)

ª

certain restrictions on our ability to:

▪

incur or guaranty additional debt, or enter into swap agreements

▪

incur liens

▪

merge with or acquire other companies, liquidate or dissolve

▪

sell, transfer, lease or dispose of substantially all assets

▪

change the nature of our business

▪

declare or make cash dividends or distributions or pay cash for the purchase, redemption, retirement, defeasance, acquisition, cancellation or termination of our capital stock or equity interests or any return of capital to shareholders, provided that we may, as long as no continuing default has occurred, pay dividends of up to the lesser of $0.06 per common share per fiscal quarter or $25 million in any fiscal quarter

The amended facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the commitments, and declare all amounts outstanding to be immediately due and payable.

All features of the amended facility were evaluated for SFAS 133 embedded derivatives and we determined no embedded features require bifurcation.

Foreign Credit Facilities

Our foreign credit facilities at June 30, 2009 totaled $54.8 million, of which $1.3 million was outstanding with a weighted average interest rate of 1.38%. These subsidiary credit facilities renew annually and are guaranteed by the parent company, International Game Technology.

2.6% Convertible Debentures

Our outstanding Debentures pay interest semiannually in June and December. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026, and 2031. Given current market conditions and the recent trading price of our common stock, we believe it is likely that outstanding Debenture holders will exercise this put right in December 2009.  At June 30, 2009, the Debentures were not classified as current liabilities because we had the intent and ability to refinance with our noncurrent domestic credit facility.

The Debentures are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The Debentures rank junior to all existing and future subsidiary liabilities, including trade payables.

We may use open market, privately negotiated, or structured transactions to repurchase our Debentures depending on market conditions and other factors. We repurchased no additional outstanding Debentures during the quarter. We recognized gains of $6.5 million for the nine months ended June 30, 2009 related to the repurchase of 193,000 outstanding $1,000 par Debentures. We repurchased no additional outstanding Debentures subsequent to the end of our third quarter through August 10, 2009.

We evaluated all features of the Debentures for SFAS 133 embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at June 30, 2009, and no related derivative liability was recorded. Any future derivative value will be adjusted through interest expense for changes in fair value.

The market price condition for convertibility of our Debentures has not yet been met.

3.25% Convertible Notes

On May 11, 2009, we issued $850.0 million aggregate principal amount of Notes, in a private placement for net proceeds of $822.5 million, after deferred offering costs of approximately $27.5 million, which will be amortized to interest expense over the Note term. We will pay interest at 3.25% on the Notes, semiannually on May 1 and November 1, beginning November 1, 2009. Proceeds from the Notes (net of amounts used for the separate note hedge transactions and funds provided by the separate warrant transactions described below) were used to reduce outstanding borrowings under our revolving domestic credit facility.

The Notes are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The Notes rank junior to all existing and future subsidiary liabilities, including trade payables. The Notes mature on May 1, 2014, unless earlier repurchased by IGT or converted. The Notes are not redeemable at IGT's option before maturity, except in certain circumstances relating to applicable gaming authority regulations. The terms of the Notes may, in certain circumstances, require us to grant a lien on equity interests if certain downgrades by rating agencies occur.

Each $1,000 Note is initially convertible into 50.0808 shares of IGT common stock, representing a conversion price of $19.97 per share. Upon conversion, a holder will receive cash up to the aggregate principal amount of each Note and shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. The conversion rate is adjustable upon the occurrence of certain events as defined in the indenture.

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

Holders who convert their Notes in connection with a make-whole adjustment event, as defined in the indenture, may be entitled to a premium increase in the conversion rate. Upon the occurrence of a fundamental change, as defined in the indenture, such as certain mergers and acquisitions of our common stock or liquidation, holders have the option to require IGT to repurchase their Notes at a purchase price equal to 100% of the principal, plus accrued and unpaid interest.

We evaluated all features of the Notes and determined no embedded features require bifurcation.

Note Hedges

In connection with the Notes, we paid an aggregate amount of $177.3 million to certain initial Note purchasers or their affiliates (counterparties) for separate convertible note hedges to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The note hedges were separate transactions apart from the Notes or warrants described below and were recorded as an adjustment to stockholders' equity, net of deferred tax assets of $65.5 million. Note holders have no rights with respect to the note hedges.

The note hedges cover, subject to anti-dilution and certain other customary adjustments substantially identical to those in the Notes, approximately 42.6 million shares of our common stock at a strike price of $19.97, which corresponds to the initial conversion price of the Notes. The note hedges are exercisable at each conversion date of the Notes and expire upon the earlier of the last day the Notes remain outstanding or the second scheduled trading day immediately preceding May 1, 2014.

Warrants

Additionally, we sold warrants to acquire approximately 42.6 million shares of common stock, subject to anti-dilution and certain other customary adjustments, at a strike price of $30.14 per share, to the counterparties for an aggregate amount of $66.8 million. The warrants are separate transactions apart from the Notes or note hedges and accounted for as an adjustment to stockholders' equity. Note holders have no rights with respect to the warrants.

If the volume weighted average share price of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. The warrants expire over a series of dates with the final expiration date set to occur in November 2014.

7.5% Bonds

On June 15, 2009, we issued $500.0 million aggregate principal amount of 7.5% Bonds due 2019, under our March 2009 shelf registration and June 11, 2009 prospectus supplement, to certain underwriters pursuant to an underwriting agreement dated June 10, 2009. We received net proceeds of $493.3 million after a discount of $2.7 million and deferred offering costs of approximately $4.0 million, both of which will be amortized to interest expense over the Bond term.

Interest is payable semiannually on June 15 and December 15, beginning December 15, 2009. We intend to use the net proceeds from the Bonds to fund the redemption of a portion of our Debentures expected to be put to us in December 2009. Until the Debentures can be redeemed, we temporarily repaid outstanding credit facility amounts and intend to re-borrow to fund the redemptions.

The Bonds are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The Bonds rank junior to all existing and future liabilities, including trade payables, of our subsidiaries. The Bonds mature on June 15, 2019, unless IGT redeems them earlier by paying the holders 100% of the principal amount plus a make-whole redemption premium as described further in the indenture.

The Bonds contain covenants which may, in certain circumstances:

ª

restrict our ability to incur additional debt

ª

limit our ability to enter into sale and leaseback transactions

ª

restrict our ability to sell, transfer, lease or dispose of substantially all assets

ª

require us to grant a lien on equity interests if certain downgrades by rating agencies occur

The Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the Bonds, the outstanding amounts may become immediately due and payable.

We evaluated all features of the Bonds and determined the Change of Control/Downgrade Put (described further in the indenture) represents an embedded derivative requiring bifurcation under SFAS 133. The value of this derivative was nominal at June 30, 2009 and no related derivative asset or liability was recorded. Any future derivative value will be adjusted through other income (expense) for changes in fair value.

Interest Rate Swap

In conjunction with our Bonds issued in June 2009, we entered into $250.0 million notional value of interest rate swaps maturing on June 15, 2019, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month. Net amounts receivable or payable under the swaps will be settled semiannually on June 15 and December 15. See Note 16 for derivative values.

SEC Shelf Registration

In March 2009, we filed a shelf registration statement with the SEC which allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering. The Bonds were issued under this registration statement.

12.

Earnings Per Share

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except per share amounts)
Net income	$66.3	$108.3	$170.3	$290.5
Basic weighted average shares outstanding	294.3	309.1	293.7	311.9
Dilutive effect of stock awards	0.7	2.0	0.5	3.2
Diluted weighted average shares outstanding	295.0	311.1	294.2	315.1

Basic earnings per share	$0.23	$0.35	$0.58	$0.93
Diluted earnings per share	$0.22	$0.35	$0.58	$0.92
Weighted average antidilutive stock awards shares
excluded from diluted EPS	15.6	7.9	19.7	4.4

We repurchased no shares of our common stock during fiscal 2009 through August 10, 2009.

The treasury stock method used to calculate diluted weighted average shares outstanding includes shares related to our convertible Notes when our stock price exceeds the initial conversion price of $19.97, plus potential shares from the sold warrants when our stock price exceeds the warrants' exercise price of $30.14, and excludes the potential reduction in shares related to the purchased note hedges which have an exercise price of $19.97 because it is anti-dilutive. This will result in additional EPS dilution when our stock price exceeds the conversion price of $19.97 per share and further dilution when the stock price exceeds the warrant strike price of $30.14 per share. See Note 11.

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

Our effective tax rate was 37.9% and 40.4% for the three months ended June 30, 2009 and 2008, respectively, and 30.6% and 40.4% for the nine months ended June 30, 2009 and 2008, respectively. The decrease in our effective tax rate in fiscal 2009 was primarily due to nonrecurring tax benefits, including significant settlements with the IRS, the reversal of accrued interest related to a tax accounting method change application and other discrete items.

We file income tax returns in the US federal, and various state, local and foreign jurisdictions. During the first quarter of fiscal 2009, we paid the IRS approximately $18.2 million, including interest of $6.3 million, as a result of the settlement of our fiscal 2000-2001 examinations. In general, we are no longer subject to any significant US federal, state, local or foreign income tax examination by tax authorities for years before fiscal 2002.

The IRS began an audit of our US federal income tax returns for fiscal years 2002 through 2004 in the first quarter of fiscal 2009. We are also subject to examination in state and foreign jurisdictions for the same years. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

Our taxes receivable, presented as a component of prepaid and other current assets, increased to $79.4 million at June 30, 2009 from $47.6 million at September 30, 2009 related to the timing of US estimated tax payments.

At June 30, 2009, our deferred tax assets included $11.6 million reflecting the benefit of $32.9 million in foreign loss carryforwards, which expire in varying amounts between 2015 and 2016.  Realization is dependent on generating sufficient taxable income, in the specific foreign jurisdiction, prior to the expiration of the loss carryforwards.  Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if future taxable income during the carryforward period is less than estimated.

As of June 30, 2009, we had $69.5 million of gross unrecognized tax benefits excluding related accrued interest and penalties of $43.5 million. As of June 30, 2009, $80.6 million of our unrecognized tax benefits, including related accrued interest and penalties, would affect our effective tax rate, if recognized. During the nine months ended June 30, 2009, our unrecognized tax benefits decreased $18.0 million, and related interest and penalties decreased $7.8 million. We do not believe our total unrecognized tax benefits will change significantly during the next twelve months.

14.

Other Comprehensive Income

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)
Net income	$66.3	$108.3	$170.3	$290.5
Currency translation adjustments	21.2	(0.8)	(8.8)	2.9
Investment unrealized gains (losses)	11.5	(0.2)	10.0	(4.7)
Comprehensive income	$99.0	$107.3	$171.5	$288.7

15.

Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. All appellate briefs have been filed, but no date has been set for oral argument.

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

2006 Federal District Court of Nevada

On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.”  The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of

Fortune®, Wheel of Gold®, The Addams Family™, American Bandstand®, The Apprentice™,  Dilbert's™ Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy™, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone®  gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. On September 9, 2008, the Court granted IGT’s motion for summary judgment of invalidity and final judgment in IGT’s favor was entered on October 3, 2008. Bally appealed the decision to the US Court of Appeals for the Federal Circuit.  All appellate briefs have been filed, but no date has been set for oral argument.

Aristocrat

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

IBEW Local 697 Pension Fund v. International Game Technology, et al.

On July 30, 2009, International Brotherhood of Electrical Workers Local 697 filed a putative securities fraud class action in the US District Court for the District of Nevada, alleging causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act against IGT and certain of its officers, one of whom is a director.  The complaint alleges that between November 1, 2007 and October 30, 2008, the defendants inflated IGT's stock price through a series of materially false and misleading statements or omissions regarding IGT's business, operations, and prospects.  Plaintiff's counsel issued a press release on July 30, 2009, announcing the lawsuit's pendency, the claims asserted, the purported class period, and the right of any class member to seek lead plaintiff status.  This press release initiated the 60-day statutory period for shareholders to file a motion to seek lead-plaintiff status.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2009 totaled $57.9 million, with a remaining life of approximately seven years.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds and guarantees not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.7 million at June 30, 2009. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $4.1 million at June 30, 2009.

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

Nine Months Ended June 30,	2009	2008
(In millions)
Balance at beginning of fiscal year	$8.4	$8.7
Reduction for payments made	(5.6)	(6.9)
Accrual for new warranties issued	7.8	8.5
Adjustments for pre-existing warranties	(1.9)	(0.7)
Ending balance	$8.7	$9.6

Self-Insurance

We are self-insured for various levels of workers’ compensation, directors’ and officers’ liability, and electronic errors and omissions liability, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims and actuarial estimates for claims incurred but not reported.

16.

Derivatives

Our derivative accounting policies are described in Note 1.

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $21.3 million at June 30, 2009 and $43.4 million at September 30, 2008.

In addition, we executed 5-year forward contracts designated as SFAS 133 foreign currency fair value hedges to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note. See Note 3. The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million, for which there was no ineffectiveness during the nine months ended June 30, 2009.

Interest Rate Management

In conjunction with our Bonds issued in June 2009 (see Note 11), we entered into $250.0 million notional value of interest rate swaps, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month. Net amounts receivable or payable under the swaps will be settled semiannually on June 15 and December 15. The interest rate swaps are designated SFAS 133 fair value hedges against changes in the fair value of a portion of our Bonds. Our assessment determined that the interest rate swap is highly effective.

Balance Sheet Fair Value and Location

	June 30,	September 30,
	2009	2008
(In millions)
Non-FAS 133 Derivatives
Foreign currency contracts:
Other assets (current)	$-	$0.4
Other liabilities (current)	2.2	0.2
FAS 133 Designated Derivatives
Foreign currency contracts:
Other liabilities (non-current)	$-	$0.4
Interest Rate Swap:
Other assets (non-current)	7.2	-

Income Statement Gain (Loss) and Location

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)
Non-FAS 133 Derivatives
Foreign currency contracts:
Other income (expense)	$(1.3)	$1.9	$(2.4)	$4.1
FAS 133 Designated Derivatives
Foreign currency contracts:
Other income (expense)	$0.2	$0.4	$0.4	$0.2
Interest rate swap - ineffectiveness:
Other income (expense)	(0.3)	-	(0.3)	-
Interest rate swap - effectiveness:
Interest expense	0.5	-	0.5	-

17.

Fair Value Measurements

We adopted the provisions of SFAS 157 and applicable FSPs for financial assets and liabilities at the beginning of fiscal 2009, electing to apply SFAS 157 for nonfinancial assets and liabilities effective at the beginning of fiscal 2010. We also adopted SFAS 159 at the beginning of fiscal 2009, which permits us to elect fair value measurement for most financial instruments. As of June 30, 2009, we have made only one election to carry our ARS put at fair value. See Note 9.

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

ª

Level 1 - Quoted market prices in active markets for identical instruments

ª

Level 2 - Quoted market prices for similar instruments, using observable market based inputs or unobservable inputs corroborated by market data

ª

Level 3 - Unobservable inputs using our own assumptions when observable inputs are unavailable

Financial Assets and Liabilities at June 30, 2009

	Fair Value	Level 1	Level 2	Level 3
(In millions)
Assets (Liabilities) Carried at Fair Value
Investments in unconsolidated affiliates	$95.8	$18.6	$-	$77.2
Investments in ARS and put rights	21.1	-	-	21.1
Derivative assets	7.2	-	7.2	-
Derivative liabilities	(2.2)	-	(2.2)	-

	Carrying Amount	Fair Value
(In millions)
Assets (Liabilities) Not Carried at Fair Value
Jackpot investments	$474.4	$522.2
Notes & contracts receivable	352.5	357.7
Jackpot liabilities	(599.7)	(563.5)
Credit facilities & indebtedness	(2,304.1)	(2,333.7)

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Nine Months Ended June 30, 2009	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
(In millions)
Beginning balance	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	(1.7)	(0.5)
Included in other comprehensive income	2.4	2.0
Purchases, issuances, accretion, settlements	(3.9)	-
Ending balance	$77.2	$21.1

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$-	$(0.5)

Summary of Valuation Techniques and Balance Sheet Presentation

Cash and equivalents, accounts receivable, accounts payable, and other accrued liabilities are not presented in the table above as the carrying value approximates fair value.

Financial Instruments Carried at Fair Value

Investments in unconsolidated affiliates carried at fair value are estimated using quoted market prices when available or discounted cash flow models incorporating market participant assumptions, including credit quality and market interest rates and/or a Black Scholes formula and lattice models with certain assumptions, such as stock price and volatility. These investments are presented as a component of other assets. See Note 3.

Investments in ARS are valued using discounted cash flows, with certain assumptions related to lack of liquidity and observable market transactions. The put rights are valued based on the difference between the ARS par and fair value discounted for the broker’s non-performance risk and the time remaining until the exercise period. The ARS and related put rights are presented as a component of other assets. See Note 9.

Derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as a component of other assets and other liabilities. See Note 16.

Financial Instruments Not Carried at Fair Value

Jackpot investments are valued based on quoted market prices.

Notes and contracts receivable are valued using discounted cash flows incorporating expected payments and current market interest rates relative to the credit risk of each customer.

Jackpot liabilities are valued using discounted cash flow models incorporating estimated funding rates, future payment timing, and IGT's nonperformance credit risk.

Credit facilities and indebtedness are valued at quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market when available. Otherwise, the fair value is determined using discounted cash flow models of outstanding borrowings, expected payments, and current borrowing rates.

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. We continually evaluate the alignment of our business development and administrative functions, which resulted in changes to segment allocations, and prior period operating income and income before tax have been recast accordingly.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)
NORTH AMERICA
Revenues	$397.8	$528.6	$1,264.3	$1,441.9
Gaming operations	249.7	295.9	774.2	893.9
Product sales	148.1	232.7	490.1	548.0
Gross profit	232.5	303.5	691.1	816.7
Gaming operations	153.0	179.2	441.1	520.7
Product sales	79.5	124.3	250.0	296.0
Operating income	121.2	181.1	310.8	468.4
Income before tax	125.3	186.8	326.4	489.9

INTERNATIONAL
Revenues	$124.3	$148.8	$335.1	$454.6
Gaming operations	38.2	37.7	121.5	113.0
Product sales	86.1	111.1	213.6	341.6
Gross profit	64.0	84.2	171.2	248.1
Gaming operations	26.2	22.9	72.4	64.7
Product sales	37.8	61.3	98.8	183.4
Operating income	27.0	38.6	59.2	122.5
Income before tax	30.8	42.8	65.0	130.3

CORPORATE
Net unallocated operating expenses	$(24.5)	$(32.7)	$(76.0)	$(81.5)
Net unallocated expenses	(49.4)	(47.9)	(145.9)	(132.5)

CONSOLIDATED
Revenues	$522.1	$677.4	$1,599.4	$1,896.5
Gaming operations	287.9	333.6	895.7	1,006.9
Product sales	234.2	343.8	703.7	889.6
Gross profit	296.5	387.7	862.3	1,064.8
Gaming operations	179.2	202.1	513.5	585.4
Product sales	117.3	185.6	348.8	479.4
Operating income	123.7	187.0	294.0	509.4
Income before tax	106.7	181.7	245.5	487.7

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª

our ability to introduce new products and stimulate replacement demand

ª

the timing, features, benefits, and expected success of new product introductions

ª

the restructuring of our product efforts into a series of vertical units dedicated to develop and deploy game content

ª

the timing of the introduction of and revenues from server-based systems

ª

our ability to acquire, develop, or protect intellectual property

ª

our market share, competitive advantage, and leadership position

ª

the advantages offered to customers by our products and product features

ª

annual savings, timing and estimated costs related to our company-wide strategic review and workforce reduction

ª

gaming growth, expansion, and new market opportunities

ª

financial results for the fourth quarter of 2009, stabilization in yields from gaming operations and of certain gaming markets, and replacement demand over the next 12 to 18 months

ª

our ability to benefit from and effectively integrate and utilize acquired businesses and assets

ª

investments in other entities, expanding our product lines, and improving our position in related markets

ª

factors impacting future gross margins and expectations about future tax rates

ª

increasing growth or contributions from certain non-machine products and services

ª

increasing machine sales or placements

ª

legislative or regulatory developments and related market opportunities

ª

whether the fair value of each reporting unit will remain in excess of its carrying value

ª

the availability of capital and credit resources to fund future operating requirements, capital expenditures, and payment obligations

ª

losses from off-balance sheet arrangements

ª

the outcome and expense of litigation

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

We are currently operating in a challenging global business environment. The combination of economic uncertainty, lower replacement demand, limited opportunities from new or expanding markets, and improved competition has negatively impacted our results. Our customers continue to report diminished casino play levels largely attributed to the extended economic slowdown that has driven lower casino visitation trends over the last fifteen months. This not only adversely affects our gaming operations revenues, nearly 85% dependent on play levels, but it also constrains casino capital spending budgets affecting our for-sale product demand.

Our third quarter gaming operations revenue yields held steady relative to the prior two sequential quarters, indicating continued stabilization in play levels. We view this stabilization as a positive leading indicator as many of our customers enter their 2010 capital budgeting cycles. Although we await a more marked improvement in play levels and industry-wide replacement demand, our third quarter was characterized by sequential quarter improvements in product sales and favorable customer sentiment relative to earlier in the year. We continue to receive broad acceptance of our new AVP® sb™-enabled models released in late fiscal 2008, which comprised 87% of North America sales in the third quarter of 2009.  Customer appeal has also been positive on our innovative REELdepth™ MLD® (Multi-Layer Display®), with 920 MLD units shipped in the current quarter. While we continue to expect near term improvement from what we believe were our lowest revenue levels, we will remain cautious until we experience sustained incremental replacement demand worldwide.

Strategically, we are renewing our focus toward what we believe we do well. For many years, IGT has been an industry leader in gaming content across a truly global footprint and content is what has traditionally distinguished us from the competition. In today’s gaming market we face highly capable competitors, demanding gaming patrons, and increasing game complexity.  Such a market requires constant enhancements, innovations, and improvements to the quality of our game content across all of our product platforms, particularly in video slots. Excellent content drives product sales, increases our opportunities in the replacement cycle, and grows our installed base.

To that end, we have implemented specific efforts to enhance our content offerings, expedite delivery to market, and improve the effectiveness of our R&D efforts. First, we are restructuring our strategic product efforts into a series of focused vertical units dedicated to develop and deploy game content. This new vertical structure will allow us to better manage the economic contribution from the various product types and drive accountability to those tasked with delivering product to the market. Additionally, we recently implemented a consumer research group designed to aggregate and analyze patron level data in order to provide the R&D process with real time market information, making the patron the focus of our development efforts.

In addition, we remain focused on strategic long-term initiatives that we believe will maintain our status as a leading provider of innovative gaming products and provide multiple platforms for delivery of our content. Our sbX™ Tier One package, which provides for small scale implementations of our sbX™ Floor Manager and the IGT game library, has been released for sale and is scheduled for three customer installations in the fourth quarter of fiscal 2009. Additionally, in July 2009, we began a first-of-its-kind sbX™  field trial installation including sbX™ Media Manager and introducing the sbX™ Service Window™ , which represents a shift away from secondary displays and provides a more powerful mechanism for delivering compelling applications in the game screen that will enhance the player experience. We remain on target to begin venue wide installation in late 2009 and expect to realize a growing benefit from sbX™ technology as we differentiate IGT gaming products with new ways to engage and interact with players.

We are dependent, in part, on new market opportunities to generate growth. During the third quarter, legislation passed in Illinois and a Governor’s Executive Order was issued in Ohio, both providing new market opportunities with start-up projected for 2010.  The market potential is estimated at up to 40,000 machines in Illinois and up to 17,500 machines in Ohio.  During fiscal 2009, development projects in Maryland, Kansas, and Pennsylvania have also received approval and licensing with openings planned over the next two years. State legislatures in Kentucky, Massachusetts, and New Hampshire continue to consider the legalization or expansion of gaming to provide tax revenues in support of public programs. Future gaming expansion is also anticipated in international markets, especially Southeast Asia. Although the extent and timing is uncertain, we believe new market opportunities will grow as the economy improves and new jurisdictions consider gaming tax revenues as a means to address budget shortfalls.

We continue to take a prudent and cautious approach to our capital deployment in order to preserve maximum flexibility while economic conditions remain constrained. During the third quarter, we successfully refinanced our debt to maintain sufficient liquidity with extended and staggered maturities. See further discussion about our refinancing activities under the section titled "Liquidity" later in this MDA and in Note 11 of our Unaudited Condensed Consolidated Financial Statements. We continue to focus on reinvesting in our business through our gaming operations installed base, as well as strategic investments in affiliates and alliances to expand our geographic reach, product lines, and customer base.

In response to reduced demand, we have been conducting an ongoing company-wide strategic review of our costs and organizational structure for further opportunities to maximize efficiency and align our expenses with our current and long-term business outlook. Through July 2009, we have reduced our global workforce by approximately 15% from September 30, 2008 levels, through a combination of voluntary and involuntary separation arrangements.  Restructuring charges of $29.8 million incurred through June 30, 2009 included severance and one-time termination costs reduced by stock compensation forfeitures.  We also expect to incur additional charges in the fourth quarter of between $2.0 million and $3.0 million.

We estimate our cost saving initiatives completed through July 2009 will result in approximately $135.0 million in annual cost savings compared to our cost structure in the fourth quarter of fiscal 2008.  The costs savings will be implemented throughout fiscal 2010 with the complete impact of the adjustments expected in the fourth quarter of fiscal 2010.   To date, our initiatives have been executed through savings on manufacturing materials, reduced headcount, and non-wage expense controls.  A portion of these savings has been, and will continue to be, offset by costs associated with our PGIC acquisition completed in January 2009.

As we continue the process of evaluating every aspect of our business in light of new management strategies, we will also further evaluate past and potential investments to determine if and how they will fit into our organizational structure going forward. If an event or change occurs in affiliate relationships or agreements associated with business combinations, we may be required to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material impairment charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into debt and equity components, with retrospective restatement of all periods presented after adoption. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and estimate it will increase quarterly interest expense between $6.0 million and $10.0 million and reduce quarterly diluted EPS between $0.01 and $0.02 related to our Debentures and Notes for fiscal years 2009 and 2010. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures and Notes.

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

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues, cost of gaming operations, and cost of product sales. We anticipate an increase in our deferred revenues as we enter into an increasing number of multiple element contracts that include software and more of our product becomes subject to accounting rules for software revenue recognition. Deferred revenue totaled $73.2 million at June 30, 2009 and $62.1 million at September 30, 2008.

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

Our DCF analysis is based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows were derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each IGT reporting unit. The discount rates used for each reporting unit ranged from 10% to 12% for our fiscal 2007 test and were 11% for our 2008 test.

Our goodwill totaled $1.2 billion at June 30, 2009 and September 30, 2008. Our fiscal 2008 annual goodwill impairment test indicated the fair value of each reporting unit was significantly in excess of its carrying value. Inherent in such fair value determinations are significant judgments and estimates, including assumptions about our future revenues, profitability, cash flows, and long-term growth rates, as well as our operational plans and interpretation of current economic indictors and market valuations.

Changes in our assumptions used from the fiscal 2007 test to the fiscal 2008 test included updated five-year forecasts with reduced and delayed growth, lower long-term growth rates, and a higher discount rate for North America. The changes in the fair value for each reporting unit ranged from a decrease of 48% for North America to an increase of 32% for International. The excess of fair value over carrying value for each reporting unit at the 2008 testing date ranged from $6.8 billion for North America to $2.9 billion for International.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, we modified our 2008 test assumptions to create a hypothetical 50% decrease to the fair values of each reporting unit. The resulting hypothetical excess of fair value over carrying value would range from approximately $3.0 billion for North America to $1.2 billion for International, and we would therefore have no impairment.

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

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles totaled $230.9 million at June 30, 2009 and $248.9 million at September 30, 2008.

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

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $171.6 million at June 30, 2009 and $195.5 million at September 30, 2008.

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

Jackpot Liabilities and Expenses

A portion of our gaming operations recurring revenue arrangements incorporates IGT paid WAP jackpots for which we recognize corresponding jackpot liabilities and expense. Changes in our estimated amounts for jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of the following factors:

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

Our jackpot liabilities decreased to $599.7 million at June 30, 2009 compared to $650.7 million at September 30, 2008. Consolidated jackpot expense totaled $99.7 million for the first nine months of fiscal 2009 and $125.5 million in the comparable prior year period. The decline in jackpot expense in the current nine months compared to the prior year period resulted from decreased units, lower play levels, variations in slot play, and favorable interest rate movements.

BUSINESS SEGMENT RESULTS, later in this MDA, discusses additional details regarding the fluctuation in jackpot expense. Note 1 of our Consolidated Financial Statements in our most recent Form 10K, summarizes our accounting policies related to jackpot liabilities and expense.

Inventory and Gaming Operations Equipment

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we would recognize additional obsolescence charges. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Inventories totaled $182.2 million at June 30, 2009 and $218.3 million at September 30, 2008.

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

At June 30, 2009 our deferred tax assets included $11.6 million, reflecting the benefit of $32.9 million in foreign loss carryforwards, which expire in varying amounts between 2015 and 2016.  Realization is dependent on generating sufficient taxable income, in the specific foreign jurisdiction, prior to the expiration of the loss carryforwards.  Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if future taxable income during the carryforward period is less than estimated.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. As of June 30, 2009, a valuation allowance of $10.4 million has been provided against the deferred tax assets relating to capital loss carryovers, investment reserves and net operating loss carryovers because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

Our tax provision for the first nine months of fiscal 2009 was reduced by significant non-recurring discrete items, as further described in Note 13 of our Unaudited Condensed Consolidated Financial Statements. We currently estimate our annual effective tax rate, inclusive of discrete items, for fiscal 2009 will be approximately 33% to 35%. Our effective tax rate is dependent upon forecasts of future taxable income, the geographic composition of worldwide earnings, and the tax regulations governing each jurisdiction. We carefully monitor many factors including the impact of current economic condition, as discussed above under Goodwill, Other Intangible Assets and Royalties, and adjust the effective tax rate as required. Although our effective tax rate may continue to be volatile due to changes in uncertain tax positions, we anticipate our fiscal 2010 effective tax rate will trend towards a more historical range of 38% to 42%.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2009	2008	Amount		%	2009	2008	Amount		%
(In millions except units & EPS)
Revenues	$522.1	$677.4	$(155.3)		-23%	$1,599.4	$1,896.5	$(297.1)		-16%
Gaming operations	287.9	333.6	(45.7)		-14%	895.7	1,006.9	(111.2)		-11%
Product sales	234.2	343.8	(109.6)		-32%	703.7	889.6	(185.9)		-21%
Machines	153.1	228.5	(75.4)		-33%	455.5	587.8	(132.3)		-23%
Non-machine	81.1	115.3	(34.2)		-30%	248.2	301.8	(53.6)		-18%
Gross profit	$296.5	$387.7	$(91.2)		-24%	$862.3	$1,064.8	$(202.5)		-19%
Gaming operations	179.2	202.1	(22.9)		-11%	513.5	585.4	(71.9)		-12%
Product sales	117.3	185.6	(68.3)		-37%	348.8	479.4	(130.6)		-27%
Gross margin	57%	57%	-	pp	-	54%	56%	(2	) pp	-4%
Gaming operations	62%	61%	1	pp	2%	57%	58%	(1	) pp	-2%
Product sales	50%	54%	(4	) pp	-7%	50%	54%	(4	) pp	-7%
Units
Gaming operations installed base (1)	61,100	60,100	1,000		2%	61,100	60,100	1,000		2%
Fixed	9,300	14,600	(5,300)		-36%	9,300	14,600	(5,300)		-36%
Variable	51,800	45,500	6,300		14%	51,800	45,500	6,300		14%
Machines sold	13,900	20,200	(6,300)		-31%	42,200	52,600	(10,400)		-20%
Operating income	$123.7	$187.0	$(63.3)		-34%	$294.0	$509.4	$(215.4)		-42%
Operating margin	24%	28%	(4	) pp	-14%	18%	27%	(9	) pp	-33%
Net income	$66.3	$108.3	$(42.0)		-39%	$170.3	$290.5	$(120.2)		-41%
Diluted EPS	$0.22	$0.35	$(0.13)		-37%	$0.58	$0.92	$(0.34)		-37%

———————

(1)

Prior year reflects 900 additional international units previously excluded because of change in criteria at September 2008.

The decline in consolidated results over prior year periods was due to reduced volumes, largely attributable to the impact of the extended economic downturn on casino play levels and capital spending, as well as more intense competition.

Unfavorable changes in foreign exchange rates decreased revenues by approximately $18.7 million in the current quarter and $58.3 million in the nine months ended June 30, 2009 compared to prior year periods. Additionally, fiscal 2009 periods were impacted by added workforce restructuring charges and increased interest expense related to debt refinancing. The first nine months of fiscal 2009 also included additional bad debt provisions due to increased customer credit risk resulting from the economic downturn.

The first nine months of fiscal 2009 included an extra week due to our 52/53-week accounting year, primarily benefiting gaming operations and increasing operating expenses.  The current and prior year quarters were comparable, both with the standard 13 weeks of operations.

Consolidated Gaming Operations

Gaming operations revenues and gross profit were down in the current periods versus prior year periods, primarily due to lower play levels. Installed base growth from international markets offset North America declines, reflecting the increasing geographic footprint of our gaming operations. Lower play levels negatively impacted current period gross margins, but the third quarter was offset by favorable interest rate changes in jackpot expense and lower depreciation.

Additionally, our installed base growth is increasingly from non-WAP units, which generally provide lower revenues and gross profit because they carry a lower pricing structure and generate lower average play levels.  At the same time, non-WAP units provide higher gross margin because there is no associated jackpot expense.

The extra week of operations during the first nine months of fiscal 2009 contributed approximately $22.4 million in consolidated revenues and $11.5 million in gross profit.

Consolidated Product Sales

Product sales revenues and gross profit were down from the same prior year periods primarily due to fewer machine shipments across most markets, largely attributed to weakness in replacement demand. Gross margin declines were due to a less favorable product mix (lesser contribution of non-machine revenues and higher contribution from Japan low-payout machines), unfavorable foreign exchange, and reduced volume efficiencies. Consolidated product sales margins will fluctuate depending on the geographic mix and types of products sold.

Operating Expenses

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2009	2008	Amount	%	2009	2008	Amount	%
(In millions)
Selling, general and administrative	$96.8	$121.8	$25.0	21%	$320.9	$333.6	$12.7	4%
Research and development	52.1	58.4	6.3	11%	158.4	163.5	5.1	3%
Restructuring charges	4.1	1.6	(2.5)	*	29.8	1.6	(28.2)	*
Depreciation and amortization	19.8	18.9	(0.9)	-5%	59.2	56.7	(2.5)	-4%
Total	$172.8	$200.7	$27.9	14%	$568.3	$555.4	$(12.9)	-2%
Percent of revenues	33%	30%			36%	29%

The impact of our cost reduction initiatives is becoming more evident in year-over-year operating expense comparisons. Third quarter operating expenses, excluding restructuring charges, decreased 15% in fiscal 2009 from fiscal 2008.

Our initiatives have been executed through savings on manufacturing materials, reduced headcount, and non-wage expense controls. We estimate initiatives completed through July 2009 will result in approximately $135.0 million in annual cost savings compared to the fourth quarter of fiscal 2008. The costs savings will be implemented throughout fiscal 2010 with the complete impact of the adjustments expected in the fourth quarter of fiscal 2010.  A portion of these savings has been, and will continue to be, offset by costs associated with our PGIC acquisition completed in January 2009.

Through July 2009, we have reduced our global workforce by approximately 15% from September 30, 2008 levels, through a combination of voluntary and involuntary separation arrangements. Restructuring charges included cash severance and one-time termination costs reduced by stock compensation forfeitures. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about our restructuring plans and liability.

Operating expenses compared to the prior year periods were also impacted by:

ª

bad debt provisions, down $3.6 million for the quarter with the collection of certain international receivables previously reserved and increased $19.5 million for the first nine months due to increased customer credit risk during the extended economic downturn

ª

the extra week in the first nine months of fiscal 2009 which added approximately $12.6 million

ª

reduced incentives and salaries, down $11.4 million for the quarter and $7.4 million for the nine months

ª

foreign currency exchange, favorable $6.0 million for the quarter and $17.2 million for the nine months

ª

reduced legal and compliance fees, advertising, supplies, and travel as a result of cost rationalization measures

ª

added operating costs related to acquisitions

Other Income (Expense) and Taxes

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2009	2008	Amount	%	2009	2008	Amount	%
(In millions)
Interest Income	$15.1	$16.7	$(1.6)	-10%	$46.4	$51.0	$(4.6)	-9%
WAP	6.8	7.7	(0.9)	-12%	21.4	24.7	(3.3)	-13%
Other	8.3	9.0	(0.7)	-8%	25.0	26.3	(1.3)	-5%
Interest Expense	(34.2)	(23.2)	(11.0)	-47%	(92.6)	(73.0)	(19.6)	-27%
WAP	(6.7)	(7.1)	0.4	6%	(20.9)	(21.7)	0.8	4%
Other	(27.5)	(16.1)	(11.4)	-71%	(71.7)	(51.3)	(20.4)	-40%
Other	2.1	1.2	0.9	*	(2.3)	0.3	(2.6)	*
Total other income (expense)	$(17.0)	$(5.3)	$(11.7)	*	$(48.5)	$(21.7)	$(26.8)	*

Income tax provision	$40.4	$73.4	$33.0		$75.2	$197.2	$122.0
Effective tax rate	37.9%	40.4%	2.5	pp	30.6%	40.4%	9.8	pp

The fluctuation in total other income (expense) was primarily attributable to higher interest expense resulting from increased borrowings and higher interest rates. The current quarter also included nonrecurring charges of $4.4 million related to the amendment and extension of our domestic credit facility. Additional refinancing activities during the third quarter of fiscal 2009 included the issuance of $850.0 million principal of Notes and $500.0 million principal of Bonds. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information related to our outstanding debt.

Additionally, losses on foreign currency and investments were partially offset by gains on Debenture repurchases during the first nine months of fiscal 2009.

WAP interest income and expense is related to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

Our tax provision for the first nine months of fiscal 2009 was reduced by significant discrete nonrecurring tax benefits as further described in Note 13 of our Unaudited Condensed Consolidated Financial Statements. While changes in uncertain tax positions may continue to cause volatility in future effective tax rates, we currently expect our fourth quarter effective tax rate will be between 39% and 40%, for a fiscal 2009 annual effective tax rate (inclusive of discrete items) of approximately 33% to 35%.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 18 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2009	2008	Amount		%	2009	2008	Amount		%
(In millions except units)
Revenues	$397.8	$528.6	$(130.8)		-25%	$1,264.3	$1,441.9	$(177.6)		-12%
Gaming operations	249.7	295.9	(46.2)		-16%	774.2	893.9	(119.7)		-13%
Product sales	148.1	232.7	(84.6)		-36%	490.1	548.0	(57.9)		-11%
Machines	96.6	145.7	(49.1)		-34%	309.0	318.1	(9.1)		-3%
Non-machine	51.5	87.0	(35.5)		-41%	181.1	229.9	(48.8)		-21%
Gross profit	$232.5	$303.5	$(71.0)		-23%	$691.1	$816.7	$(125.6)		-15%
Gaming operations	153.0	179.2	(26.2)		-15%	441.1	520.7	(79.6)		-15%
Product sales	79.5	124.3	(44.8)		-36%	250.0	296.0	(46.0)		-16%
Gross margin	58%	57%	1	pp	2%	55%	57%	(2)	pp	-4%
Gaming operations	61%	61%	-	pp	-	57%	58%	(1)	pp	-2%
Product sales	54%	53%	1	pp	2%	51%	54%	(3)	pp	-6%
Units
Gaming operations installed base	46,000	48,400	(2,400)		-5%	46,000	48,400	(2,400)		-5%
Fixed	6,600	6,600	-		-	6,600	6,600	-		-
Variable	39,400	41,800	(2,400)		-6%	39,400	41,800	(2,400)		-6%
Machines sold	7,000	12,200	(5,200)		-43%	21,900	26,100	(4,200)		-16%
Operating income	$121.2	$181.1	$(59.9)		-33%	$310.8	$468.4	$(157.6)		-34%
Operating margin	30%	34%	(4)	pp	-12%	25%	32%	(7)	pp	-22%

Reduced third quarter operating results for North America reflected continued suppressed demand from our customers and their patrons, partially offset by expense savings achieved through recent cost efficiency initiatives. For the nine months ended June 30, 2009, operating results also suffered from increased bad debt provisions related to increased customer credit risk associated with the economic downturn. Both periods include additional charges related to workforce restructuring efforts.

North America Gaming Operations

Gaming operations revenues and gross profit declined from the prior year periods due to lower play levels and a lower installed base increasingly comprised of fewer WAP units. Depressed casino play levels continue to have a significant adverse affect on gaming operations with 86% of our installed base composed of variable fee units where pricing is based on a percentage of play. Lower play levels also drove current fiscal year margin decline, with the third quarter offset by lower jackpot expense.

Jackpot expense decreased $11.8 million for the third quarter and $28.4 million for the first nine months of fiscal 2009 primarily due to fewer WAP units, decreased play levels, variations in slot play, and favorable interest rate change. Interest rate movement was favorable to jackpot expense by $3.5 million for the quarter and $1.1 million for the nine months ended June 30, 2009 compared to the prior year periods. See MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses for additional information about factors affecting jackpot expense.

The extra week of North America operations in the first nine months of fiscal 2009 contributed approximately $19.1 million in revenues and $9.8 million in gross profit.

North America Product Sales

Product sales revenues and gross profit decreased during the current periods on fewer machine shipments and lower non-machine sales, partially offset by higher average machine sales prices. Low replacement demand continued to adversely affect unit shipments. Third quarter new unit shipments totaled 4,700 for fiscal 2009 versus 8,600 last year. We shipped 15,000 new units during the first nine months of both fiscal 2009 and 2008.

Third quarter gross margin improved primarily due to an increasing mix of our premium-priced AVP® and MLD machines and lower discounting, offset by a lesser contribution from higher margin non-machine sales. Gross margin decline for the nine months was primarily attributable to a lesser non-machine contribution and reduced volume efficiencies.

International

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2009	2008	Amount		%	2009	2008	Amount		%
(In millions except units)
Revenues	$124.3	$148.8	$(24.5)		-16%	$335.1	$454.6	$(119.5)		-26%
Gaming operations	38.2	37.7	0.5		1%	121.5	113.0	8.5		8%
Product sales	86.1	111.1	(25.0)		-23%	213.6	341.6	(128.0)		-37%
Machines	56.5	82.8	(26.3)		-32%	146.5	269.7	(123.2)		-46%
Non-machine	29.6	28.3	1.3		5%	67.1	71.9	(4.8)		-7%
Gross profit	$64.0	$84.2	$(20.2)		-24%	$171.2	$248.1	$(76.9)		-31%
Gaming operations	26.2	22.9	3.3		14%	72.4	64.7	7.7		12%
Product sales	37.8	61.3	(23.5)		-38%	98.8	183.4	(84.6)		-46%
Gross margin	51%	57%	(6)	pp	-11%	51%	55%	(4)	pp	-7%
Gaming operations	69%	61%	8	pp	13%	60%	57%	3	pp	5%
Product sales	44%	55%	(11)	pp	-20%	46%	54%	(8)	pp	-15%
Units
Gaming operations installed base (1)	15,100	11,700	3,400		29%	15,100	11,700	3,400		29%
Fixed	2,700	8,000	(5,300)		-66%	2,700	8,000	(5,300)		-66%
Variable	12,400	3,700	8,700		235%	12,400	3,700	8,700		235%
Machines sold	6,900	8,000	(1,100)		-14%	20,300	26,500	(6,200)		-23%
Operating income	$27.0	$38.6	$(11.6)		-30%	$59.2	$122.5	$(63.3)		-52%
Operating margin	22%	26%	(4)	pp	-15%	18%	27%	(9)	pp	-33%

———————

(1)

Prior year reflects 900 additional international units previously excluded because of change in criteria at September 2008.

International operating results declined for the quarter and nine months of fiscal 2009 primarily due to lower sales volumes, partially offset by gaming operations growth. International markets continue to suffer the effects of the global economic downturn, most notably in Europe. Foreign exchange rates were unfavorable to international revenues by approximately $17.3 million in the third quarter and $51.5 million for the first nine months of fiscal 2009 compared to the prior year periods. International operating results were also impacted by increased workforce restructuring charges during the current third quarter.

International Gaming Operations

Improved gaming operations revenues and gross profit during the current periods were driven by installed base growth, most significant in the UK and Mexico, partially offset by unfavorable foreign exchange rate changes. The current quarter and nine month periods also included increased Japan rentals and significant conversions from fixed to variable pricing arrangements. Current gross profit and margin also improved with lower third quarter depreciation, partially offset by higher Japan rental costs in the first nine months.  Additionally, the first nine months of fiscal 2008 included $5.1 million of technological obsolescence charges.

The extra week during the first nine months of fiscal 2009 contributed approximately $3.3 million in revenues and $1.7 million in gross profit.

International Product Sales

Product sales revenues, gross profit and gross margin decreased in the current quarter and nine months primarily due to fewer machine shipments in higher-priced product regions, unfavorable changes in foreign exchange rates, and reduced volume efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At June 30, 2009, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and the $1.6 billion available on our credit facilities worldwide.  Additionally, during the current quarter we refinanced our debt as discussed below under “Credit Facilities and Indebtedness.”  Other potential sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity or convertible debt securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are amounts available only for funding jackpot winner payments. As of June 30, 2009, we have sufficient cash and investments, inclusive of restricted amounts, to satisfy our jackpot liabilities. Unrestricted cash and equivalents decreased $82.4 million to $184.0 million at June 30, 2009 as described below under "Cash Flows Summary.”  Working capital totaled $722.7 million at June 30, 2009 versus $733.4 million at September 30, 2008.

Additionally, we held ARS of $21.6 million par at June 30, 2009 that have no active market. We also held ARS put rights entitling us to sell our ARS at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. There has been no interruption in ARS interest receipts and we expect to fully realize the par value without significant loss. See Note 9 and Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional information about our ARS.

Cash Flows Summary

			Favorable
Nine Months Ended June 30,	2009	2008	(Unfavorable)
(In millions)
Operations	$354.4	$360.7	$(6.3)
Investing	(205.7)	(226.5)	20.8
Financing	(232.4)	(125.6)	(106.8)
Effects of exchange rates	1.3	4.4	(3.1)
Net Change	$(82.4)	$13.0	$(95.4)

Operating Cash Flows

Operating cash flows decreased slightly during the first nine months of fiscal 2009 versus the same prior year period primarily due to lower net income and net changes in jackpot liabilities and income taxes, partially offset by net changes in operating receivables and inventories.  The first nine months of fiscal 2009 included $26.3 million paid for restructuring and the prior year period included additional prepayments to secure long-term licensing rights. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements in our most recent Form 10-K.

The decrease in operating receivables resulted in an increase to operating cash flows of $73.1 million since the end of fiscal 2008. Excluding development financing, average days sales outstanding for the trailing twelve months ended June 30, 2009 decreased to 86 days from 89 days from September 30, 2008 with lower receivables and revenues.

The decrease in inventory resulted in a $30.8 million increase to operating cash flows during the first nine months of fiscal 2009. Inventory turns for the trailing twelve months ended June 30, 2009 improved to 2.7 versus 2.5 at September 30, 2008.

Investing Cash Flows

The decrease in cash used for investing during the first nine months of fiscal 2009 compared to fiscal 2008 was primarily due to decreased restricted cash requirements and lower capital expenditures, partially offset by increased net development financing.

Capital expenditures for property, plant and equipment (noted below) decreased over the prior year period due to the completion of our Las Vegas campus during fiscal 2008. Expenditures for gaming operations equipment increased over the prior period as we refresh and grow our installed base.

			Increase
Nine Months Ended June 30,	2009	2008	(Decrease)
(In millions)
Property, plant and equipment	$33.2	$78.4	$(45.2)
Gaming operations equipment	136.7	134.1	2.6
Intellectual property	5.9	9.1	(3.2)
Total capital expenditures	$175.8	$221.6	$(45.8)

Financing Cash Flows

The increase in cash used for financing in the first nine months of fiscal 2009 was primarily due to refinancing activities, partially offset by the absence of share repurchases versus to the prior year period.

Credit Facilities and Indebtedness

In June 2009, we refinanced our debt to extend and stagger maturities, including amending and restating our domestic credit facility and issuing convertible and fixed rate securities discussed in more detail below and in Note 11 of our Unaudited Condensed Consolidated Financial Statements.  We were in compliance with all debt covenants at June 30, 2009.

Revolving Credit Facilities

At June 30, 2009, $1.6 billion was available on our credit facilities worldwide. In June 2009, we amended and restated our domestic credit facility, reducing the total commitment to $1.8 billion and extending the maturity on $1.5 billion to June 2012, with $0.3 billion remaining due in December 2010.  The extended commitments bear interest at LIBOR plus 260bps with a facility fee of 65 bps versus LIBOR plus 37.5 bps with a facility fee of 12.5 bps on the non-extended portion. Rates and fees are based on our public debt ratings or debt to capitalization ratio. Half of amounts outstanding in December 2010 will convert to term loans due in six quarterly installments.

Our amended domestic credit facility subjects us to a number of financial covenants, which may be adversely impacted by an extended economic downturn. The financial covenants include a minimum interest coverage ratio (ICR) of 3.00 and a maximum total leverage ratio (TLR) of 3.75, which reduces to 3.5 on April 1, 2010 and 3.25 on April 1, 2011.  At June 30, 2009, our ICR was 9.28 and our TLR was 3.05.

The amended facility includes the following covenants (all terms as defined per the amended facility):

ª

a minimum ratio of adjusted EBITDA to interest expense (interest coverage ratio)

ª

a maximum ratio of Total Debt to adjusted EBITDA (total leverage ratio)

ª

certain restrictions on our ability to:

▪

incur or guaranty additional debt, or enter into swap agreements

▪

incur liens

▪

merge with or acquire other companies, liquidate or dissolve

▪

sell, transfer, lease or dispose of substantially all assets

▪

change the nature of our business

▪

declare or make cash dividends or distributions or pay cash for the purchase, redemption, retirement, defeasance, acquisition, cancellation or termination of our capital stock or equity interests or any return of capital to shareholders, provided that we may, as long as no continuing default has occurred, pay dividends of up to the lesser of $0.06 per common share per fiscal quarter or $25 million in any fiscal quarter

 2.6% Convertible Debentures

Our outstanding Debentures pay interest semiannually in June and December. Holders have the right to require IGT to redeem the Debentures for cash at 100% of their principal amount plus accrued and unpaid interest, if any, on December 15, 2009, 2011, 2016, 2021, 2026, and 2031. Given current market conditions and the recent trading price of our common stock, we believe it is likely that outstanding Debenture holders will exercise this put right in December 2009.  At June 30, 2009, the Debentures were not classified as current liabilities because we had the intent and ability to refinance with our noncurrent domestic credit facility.

The Debentures are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations.  The Debentures rank junior to all existing and future subsidiary liabilities, including trade payables.

At June 30, 2009, $707.0 million par of Debentures were outstanding after repurchases of $193.0 million. We repurchased no additional outstanding Debentures between June 30, 2009 and August 10, 2009. We may continue to use open market, privately negotiated, or structured transactions to repurchase our Debentures depending on market conditions and other factors.

We believe our cash on hand, operating cash flows and remaining capacity on our domestic credit facility will provide the necessary capital if we are required to redeem the Debentures in December 2009.  To the extent our domestic credit facility is used to redeem the Debentures, we may incur incremental interest costs, although the rates were not significantly different as of June 30, 2009.

3.25% Convertible Notes

On May 11, 2009, we issued $850.0 million aggregate principal amount of Notes, in a private placement for net proceeds of $822.5 million, after deferred offering costs of approximately $27.5 million which will be amortized to interest expense over the Note term. We will pay interest at 3.25% on the Notes, semiannually on May 1 and November 1 of each year, beginning November 1, 2009.  Proceeds from the Notes (net of amounts used for the separate note hedge transactions and funds provided by the separate warrant transactions described below) were used to reduce outstanding borrowings under our revolving domestic credit facility.

The Notes are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and non-subordinated obligations of IGT.  The Notes rank junior to all existing and future liabilities, including trade payables, of our subsidiaries. The Notes mature on May 1, 2014, unless earlier repurchased by IGT or converted. The Notes are not redeemable at IGT's option before maturity, except in certain circumstances relating to applicable gaming authority regulations. The terms of the Notes may, in certain circumstances, require us to grant a lien on equity interests if certain downgrades by rating agencies occur.

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

Note hedges

In connection with the Notes, we paid an aggregate amount of $177.3 million to certain initial Note purchasers or their affiliates (counterparties) for separate convertible note hedges to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The note hedges are separate transactions apart from the Notes or warrants described below and were recorded as an adjustment to stockholders’ equity, net of deferred tax assets of $65.5 million.  Note holders have no rights with respect to the note hedges.

The note hedges cover, subject to anti-dilution and certain other customary adjustments substantially identical to those in the Notes, approximately 42.6 million shares of common stock at a strike price of $19.97, which corresponds to the initial conversion price of the Notes.  The note hedges are exercisable at each conversion date of the Notes and expire upon the earlier of the last day the Notes remain outstanding or the second scheduled trading day immediately preceding May 1, 2014.

Warrants

Additionally, we sold warrants to acquire approximately 42.6 million shares of common stock, subject to anti-dilution and certain other customary adjustments, at a strike price of $30.14 per share, to the counterparties for an aggregate amount of $66.8 million.  The warrants are separate transactions apart from the Notes or note hedges and accounted for as an adjustment to stockholders’ equity.  Note holders have no rights with respect to the warrants.

If the volume weighted average share price of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share.  The warrants expire over a series of dates with the final expiration date set to occur in November 2014.

7.5% Bonds

On June 15, 2009, we issued $500.0 million aggregate principal amount of 7.5% Bonds due 2019, for net proceeds of $493.3 million after a discount of $2.7 million and deferred offering costs of approximately $4.0 million.   Interest is payable semiannually on June 15 and December 15, beginning December 15, 2009.  We intend to use the net proceeds from the Bonds to fund the redemption of a portion of our Debentures expected to be put to us in December 2009.  Until the Debentures can be redeemed, we temporarily repaid outstanding credit facility amounts and intend to re-borrow to fund the redemptions.

The Bonds are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and non-subordinated obligations.  The Bonds rank junior to all existing and future liabilities, including trade payables, of our subsidiaries.  The Bonds mature June 15, 2019, unless IGT redeems them earlier by paying the holders 100% of the principal amount plus a make-whole redemption premium as described further in the indenture.

In conjunction with issuing the Bonds in June 2009, we entered into $250.0 million notional value of interest rate swaps maturing on June 15, 2019, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month.  Amounts receivable/payable under the swaps will be net settled semiannually on June 15 and December 15. The interest rate swaps are designated SFAS 133 fair value hedges against changes in the fair value of a portion of the Bonds.

The Bonds contain covenants which may, in certain circumstances:

ª

restrict our ability to incur additional debt

ª

limit our ability to enter into sale and leaseback transactions

ª

restrict our ability to sell, transfer, lease or dispose of substantially all assets

ª

require us to grant a lien on equity interests if certain downgrades by rating agencies occur

Shelf Registration

In March 2009, we filed a shelf registration statement with the SEC that allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering.  The Bonds were issued under this registration statement.

Share Repurchases

We repurchase IGT common stock to return value to shareholders and reduce outstanding share dilution. We may use open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost and volume objectives. We repurchased no additional shares during fiscal 2009 through August 10, 2009, and our remaining repurchase authorization totaled 7.7 million shares. We currently do not plan to make additional share repurchases.  Our amended credit facility restricts us from repurchasing shares except within certain specified formulas set forth in the amended facility.

Financial Condition

	June 30,	September 30,	Increase
	2009	2008	(Decrease)
(In millions)
Assets	$4,457.3	$4,557.4	$(100.1)
Liabilities	3,470.9	3,648.4	(177.5)
Stockholders' equity	986.4	909.0	77.4

The decrease in total assets was primarily due to reduced cash and inventories, partially offset by increased deferred offering costs related to our debt refinancing. Liabilities decreased primarily due to reduced employee incentives, and lower accrued liabilities, partially offset by increased borrowings. Stockholders’ equity increased primarily due to current period earnings, partially offset by the note hedges and warrant transactions.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:

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

Hedging

We hedge our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging our exposure totaled $71.2 million at June 30, 2009 and $93.3 million at September 30, 2008.

Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. Generally, contract gains and losses should be offset by exchange gains and losses on the underlying net monetary exposures.

Translation

As currency rates change, translation of our foreign currency functional businesses into US dollars affects year-over-year comparability of equity. We do not generally hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include the British pound, Australian dollar, Japanese yen, Euro, South African rand, and Canadian dollar. We estimate that a 10% change in foreign exchange rates would have impacted reported equity by approximately $24.9 million at June 30, 2009 versus $24.4 million at September 30, 2008. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one area may or may not be offset by losses from another area.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our costs to fund jackpots, and therefore our gross profit in gaming operations. If interest rates decline, our costs increase, and correspondingly our gross profit declines. We estimate that a hypothetical decline of 100 bps in interest rates would have reduced our gross profit for the first nine months by approximately $13.7 million in fiscal 2009 and $12.4 million in fiscal 2008. We do not manage this exposure with derivative financial instruments.

Amended Domestic Credit Facility

Fluctuations in LIBOR due to changes in market and other economic conditions directly impact our interest expense on our amended domestic credit facility. We estimate that a hypothetical increase of 100 bps in interest rates would have increased our interest expense for the first nine months of fiscal 2009 by approximately $13.9 million and $8.0 million in fiscal 2008. We do not manage this exposure with derivative financial instruments. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our domestic credit facility.

Debentures and Notes

The fair value of our Debentures and Notes are affected by changes in the price of IGT stock and changes in interest rates. The fair value of convertible instruments generally increases and decreases directionally with like movements in stock price and increases with stock price volatility. The fair value of fixed rate instruments increase as interest rates fall and decreases as interest rates rise. As we do not record our debt at fair value, changes in interest or stock price have no material effect on our financial position, cash flows or results of operations.

At June 30, 2009, the carrying value of our Debentures totaled $707.0 million with an estimated fair value of $698.2 million versus $900.0 million carrying value with a fair value of $846.0 million at September 30, 2008.  At

June 30 2009, the carrying value of our Notes totaled $850.0 million with an estimated fair value of $890.0 million. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures and Notes.

Bonds and Related Swaps

At June 30 2009, the carrying value of our fixed rate Bonds totaled $497.3 million with an estimated fair value of $503.8 million. The fair value of the interest rate swaps totaled $7.2 million at June 30, 2009. The swaps reduced our effective interest rate from 7.5% to approximately 3.7% on the portion of the bonds hedged during the quarter ended June 30, 2009. See Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Bonds and related swaps.

Investments in CLS

The value of our CLS investments is affected by changes in foreign currency exchange rates of the Hong Kong dollar and the trading price of CLS stock. The fair value of our equity investment in CLS stock was $18.6 million at June 30, 2009 versus $12.2 million at September 30, 2008.

Additionally, our CLS convertible note investment is subject to interest rate risk and volatility in CLS stock prices. The CLS note had an estimated fair value of $77.2 million at June 30, 2009 versus $72.4 million at September 30, 2008. We are using 5-year forward contracts to mitigate foreign currency risk on approximately 70% of the note. See Note 3 of our Unaudited Condensed Consolidated Financial Statements for additional information about our CLS investments.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires that convertible debt instruments that may be settled in cash upon conversion be separated into debt and equity components, with retrospective restatement of all periods presented after adoption. We will adopt FSP APB 14-1 in the first quarter of our fiscal 2010 and estimate it will increase quarterly interest expense between $6.0 million and $10.0 million and reduce quarterly diluted EPS between $0.01 and $0.02 related to our Debentures and Notes for fiscal years 2009 and 2010; however, if the actual effects are greater than our estimates, the impact of this FSP could materially adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our Debentures and Notes.

Business combinations and investments in intellectual properties or affiliates present risk, and we may not be able to realize the financial and strategic goals that were contemplated at the time of the transaction, which could materially affect our financial results.

We have invested in strategic business combinations and acquisitions of important technologies and IP that we believe will expand our geographic reach, product lines, and/or customer base.  We may encounter difficulties in the assimilation of acquired operations, technologies and/or products, or an acquisition may prove to be less valuable than the price we paid, any of which may require us to record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.  Moreover, as we continue the process of evaluating every aspect of our business in light of new management strategies, we will also further evaluate past and potential investments to determine if and how they will fit into our organizational structure going forward. If an event or change occurs in affiliate relationships or agreements associated with business combinations, we may be required to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material impairment charges.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us. If that were to occur, we may incur additional provisions for bad debt related to credit concerns on certain receivables.

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

Periodically, we receive notification from others claiming that we are infringing upon their patent, trademark or other IP rights. Regardless of their merit, such claims may cause us to incur significant costs. Responding to these claims could also require us to stop selling or to redesign our products, to pay significant amounts in damages or to enter into agreements to pay significant licensing fees or royalties. Additionally, if any of these claims prove successful, it could limit our ability to bring new products to market in the future. Our assessment of current IP litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or others that do not accord with our evaluation of the possible liability or outcome of such litigation.

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

Given current market conditions and the recent trading price of our stock, it is likely that Debenture holders will exercise their right to require IGT to redeem the Debentures on December 15, 2009. Our liquidity, financial position, results of operations, and cash flows may be negatively impacted if we are unable to satisfy this obligation with existing capital resources.

Our outstanding domestic credit facility subjects us to financial covenants which may limit our flexibility.

Our Domestic Credit Facility subjects us to a number of financial covenants, including a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of debt to EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under the Domestic Credit Facility to become immediately due and payable. In addition, our interest rate under the Domestic Credit Facility can vary based on our public credit rating or our debt to capitalization ratio. Each of these measures may be adversely impacted by current unfavorable economic conditions.  The Domestic Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the period covered by this report.  We issued Notes and warrants in May 2009 as reported on our Form 8-K filed with the SEC on May 11, 2009, and as described elsewhere in this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1

Indenture, dated May 11, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 3.25% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed May 11, 2009)

4.2

Form of 3.25% Convertible Note due 2014 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed May 11, 2009)

4.3

Indenture, dated June 15, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.4

First Supplemental Indenture, dated June 15, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.5

Form of 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed June 15, 2009)

10.1*

Summary of Named Executive Officer and Director Compensation Arrangements at June 30, 2009

10.2

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014

10.3

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co., Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.4

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014

10.5

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014

10.6

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014

10.7

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.8†

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014

10.9†

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co. Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.10†

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014

10.11†

Issuer Warrant Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014

10.12†

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014

10.13†

Issuer Warrant Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.14*

International Game Technology 2002 Stock Incentive Plan, as amended June 4, 2009

10.15

Purchase agreement dated as of May 5, 2009, between IGT and Goldman, Sachs & Co., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed May 11, 2009)

10.16

Second Amended and Restated Credit Agreement, dated as of June 8, 2009, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, The Royal Bank of Scotland PLC, the Bank of Tokyo-Mitsubishi UFJ, Ltd./Union Bank of California, N.A., and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed June 8, 2009)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

† Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the SEC

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2009

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ Patrick Cavanaugh
Patrick Cavanaugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)