Form 10-Q/A
period 2009-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2009-09-14
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☑

At August 10, 2009, there were 296.3 million shares of our $.00015625 par value common stock outstanding.

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed with the Securities and Exchange Commission on August 13, 2009 (the Original Filing), is being filed solely to amend the Original Filing to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulation S-T.  No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.

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

10.1*±

Summary of Named Executive Officer and Director Compensation Arrangements at June 30, 2009

10.2±

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014

10.3±

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co., Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.4±

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014

10.5±

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014

10.6±

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014

10.7±

Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.8†±

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014

10.9†±

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co. Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.10†±

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014

10.11†±

Issuer Warrant Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014

10.12†±

Issuer Warrant Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014

10.13†±

Issuer Warrant Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.14*±

International Game Technology 2002 Stock Incentive Plan, as amended June 4, 2009

10.15

Purchase agreement dated as of May 5, 2009, between IGT and Goldman, Sachs & Co., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed May 11, 2009)

10.16

Second Amended and Restated Credit Agreement, dated as of June 8, 2009, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, The Royal Bank of Scotland PLC, the Bank of Tokyo-Mitsubishi UFJ, Ltd./Union Bank of California, N.A., and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed June 8, 2009)

31.1±

Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2±

Certification of Chief Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1±

Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2±

Certification of Chief Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**

XBRL Instance

101.SCH**

XBRL Taxonomy Extension Schema

101.CAL**

XBRL Taxonomy Extension Calculation

101.LAB**

XBRL Taxonomy Extension Labels

101.PRE**

XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or arrangement

† Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the SEC

± Previously filed

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1034, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 11, 2009

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick Cavanaugh
Patrick Cavanaugh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)