Form 10-K
period 2009-10-03
INTERNATIONAL GAME TECHNOLOGY
filed 2009-12-02
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 3, 2009
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
Yes [X] No [   ]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of  Securities Exchange Act of 1934
Yes [   ] No [X]

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on April 3, 2009:  $3.4 billion.

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 30, 2009:
297.0 million shares of common stock at $.00015625 par value.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our Proxy Statement relating to the 2010 annual shareholders meeting are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended October 3, 2009.

i

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Acronym	Terminology

Acres	Acres Gaming, Inc.
Anchor	Anchor Gaming
ARS	auction rate securities
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVP®	Advanced Video Platform®
AWP	Amusement with Prize
Bonds	7.5% Notes due 2019
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	Central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
CRM	Customer relationship marketing
Cyberview	Cyberview Technology, Inc.
DCF	discounted cash flow
Debentures	2.6% Convertible Debentures
DigiDeal	DigiDeal Corporation
EBIT	earnings before interest, tax
EBITDA	earnings before interest, tax, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
GAAP	generally accepted accounting principles
G2S	Game-to-System
GSA	Gaming Standards Association
IGT	International Game Technology
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
LVGI	Las Vegas Gaming International
M-2-1	Million-2-1
MDA	management’s discussion and analysis
MLD®	Multi-Layer Display
MLP	multi level progressive
M-P	multi-player
MPU	micro processor unit
Notes	3.25% Convertible Notes due 2014
NYSE	New York Stock Exchange
OSHA	Occupational Safety & Health Administration
pp	percentage points
PGIC	Progressive Gaming International Corporation
R&D	research and development
RG	responsible gaming
sbX™	IGT’s complete server-based player experience management solution
SEC	Securities and Exchange Commission
SIP	Stock Incentive Plan
UK	United Kingdom
US	United States
VIE	variable interest entity
VLT	video lottery terminal
VSOE	vendor specific other evidence
WAP	wide area progressive
WDG	Walker Digital Gaming, LLC
*	not meaningful (in tables)

ii

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª	our ability to introduce new products and their impact on replacement demand

ª	the timing, features, benefits, and expected success of new product introductions

ª	growth of our business through technology and intellectual property (IP) acquisition

ª	our leadership position in the market

ª	the advantages offered to customers by our anticipated products and product features

ª	gaming growth, expansion, and new market opportunities

ª	fluctuations in future gross margins and tax rates

ª	increasing product sales or machine placements

ª	legislative or regulatory developments and related market opportunities

ª	available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª	the timing and amount of future share repurchases and dividends

ª	losses from off-balance sheet arrangements

ª	financial returns to shareholders related to management of our costs

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

GENERAL

International Game Technology is a global gaming company specializing in the design, manufacture, and marketing of electronic gaming equipment and systems products. As a leading supplier of gaming products to the world, we maintain a wide array of entertainment-inspired gaming product lines and target gaming markets in all legal jurisdictions worldwide. IGT is committed to providing quality gaming products at competitive prices, designed to help the operator realize superior value and performance by serving players better.

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

International Game Technology was incorporated in Nevada in December 1980 to acquire the gaming licensee and operating entity, IGT, and to facilitate our initial public offering. Principally serving the US gaming markets when founded, we expanded into jurisdictions outside the US in 1986. In addition to our main US production facilities in Nevada, we manufacture gaming products in the UK and through third-party manufacturers in Japan and China.

We currently maintain sales offices in various gaming jurisdictions around the world. In addition to our operations in the US and Canada, we have operating centers in the following international locations:

ª	Argentina	ª	Mexico
ª	Australia/New Zealand	ª	Netherlands
ª	China	ª	Singapore
ª	Japan	ª	South Africa
ª	Macau	ª	United Kingdom

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below. The results of operations for fiscal 2009 include 53 weeks versus 52 weeks in fiscal 2008 and 2007.

Fiscal Year End
Actual	Presented as
October 3, 2009	September 30, 2009
September 27, 2008	September 30, 2008
September 29, 2007	September 30, 2007

BUSINESS SEGMENTS

We derive our revenues from the distribution of electronic gaming equipment, systems, services and licensing. Operating results reviewed by our chief decision maker encompass all revenue sources within each geographical customer region. We currently view our business in two operating segments, each incorporating all types of revenues.

ª	North America consists of our operations in the US and Canada, comprising 77% of consolidated revenues in fiscal 2009, 76% in 2008, and 77% in 2007.

ª	International encompasses our efforts in all other jurisdictions worldwide, comprising 23% of consolidated revenues in fiscal 2009, 24% in 2008, and 23% in 2007.

We measure segment profit on the basis of operating income. Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment. Other segment and financial information contained in BUSINESS SEGMENT RESULTS of our MDA and Note 21 of our Consolidated Financial Statements is incorporated here by this reference.

REVENUE STREAMS

We have two revenue streams within each business segment -- gaming operations and product sales.

Gaming Operations

Recurring revenues are generated in Gaming Operations by providing our customers with proprietary gaming equipment, systems and services, and comprised 56% of consolidated revenues in fiscal 2009, 53% in 2008, and 52% in 2007.

Our pricing arrangements are largely variable where casinos pay service fees to IGT based on a percentage of amounts wagered or net win. Fixed fee pricing arrangements are typically based on a daily or monthly fee. A portion of the WAP service fees paid to IGT are used for the funding and administration of progressive jackpots. The cost of funding progressive jackpots is subject to interest rate volatility as further described in Note 1 of our Consolidated Financial Statements and the MDA—CRITICAL ACCOUNTING ESTIMATES.

Gaming operations revenues are affected by variations in the number and type of machines in service, levels of player wagers, and pricing arrangement terms. Levels of play are dependent on game popularity, casino seasonality trends, economic conditions, and other player preferences. Seasonal trends generally show higher play levels in the spring and summer months and lower in the fall and winter months. We monitor the productive life cycles of our gaming operations machines and systematically replace units experiencing declining play levels with newer games.

The IGT installed base of gaming devices recorded on our balance sheet as part of our property, plant and equipment includes both variable fee and fixed fee machines. Casino owned units are machines we have sold that also provide a recurring royalty fee. In addition to the units reflected in the table below, gaming operations revenues include recurring fees for internet gaming, content, and other gaming equipment rentals and leasing.

Gaming Operations Machines at September 30,

Product Sales

We include the sales of gaming equipment, systems, services, licensing, and component parts in Product Sales, which comprised 44% of consolidated revenues in 2009, 47% in 2008, and 48% in 2007. As our gaming products become more systems-centric in nature, we anticipate a growing portion of sales from non-machine products. Non-machine revenues (including systems, licensing fees, parts, and conversions, as well as other miscellaneous royalty fees and services) collectively comprised 37% of product sales in fiscal 2009, 33% in 2008, and 30% in 2007.

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

During the last five years, we completed a number of small business acquisitions, including Cyberview in fiscal 2008 and WagerWorks in fiscal 2005, which provided additional opportunities to expand the distribution of our content across new channels and mediums. Strategic investments over the last five years included: CLS to participate in the development of gaming products for the China lottery market; WDG for access to a portfolio of gaming application concepts; and DigiDeal to expedite access to electronic table games markets.

During the fourth quarter of fiscal 2009, we evaluated many aspects of our business in conjunction with an assessment of the company’s long-term strategic goals. The process included an appraisal of certain strategic investments to determine management’s intent and ability to utilize these assets in the execution of our business strategy going forward.  Additional information about our most recent acquisitions and affiliate investments is contained in OVERVIEW and CONSOLIDATED OPERATING RESULTS of our MDA and Notes 3 and 7 of our Consolidated Financial Statements.

PRODUCTS

We provide a broad range of electronic gaming equipment and systems, as well as licensing, services, and component parts that may be sold or placed under recurring revenue arrangements.  Most of our electronic gaming equipment is increasingly driven by its software components.

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

ª	Stand-alone casino-style slot machines that determine the game play outcome at the machine, known as Class III in tribal jurisdictions

ª	WAP jackpot systems with linked machines across several casinos

ª
CDS machines connected to a central server that determines the game outcome, encompassing VLT’s used primarily in government-sponsored applications and electronic or video bingo machines known as Class II in tribal jurisdictions

We also offer multi-player community-style configurations with a common display, especially useful in jurisdictions where live table games are not allowed. Our electronic table games include live dealer hosted configurations with digital cards and live chips or virtual chips/electronic credits, as well as a fully virtual platform that can be approved as a slot game, providing table-like gaming for slot only or limited table jurisdictions.

Our international gaming machines also include AWP games in Europe and pachisuro machines in Japan. These games generally incorporate lower payouts with features that allow players to exercise an element of skill and strategy.

Systems

IGT systems products include applications for casino management, CRM, and server-based player management. Our casino management solutions include integrated modules for machine accounting, patron management, cage and table accounting, ticket-in/ticket-out, bonusing (jackpots and promotions), and table game automation. Our CRM solution features integrated marketing and business intelligence modules that provide analytical, predictive, and management tools for maximizing casino operational effectiveness. Our server-based solutions are designed to enable casino operators to increase profits by enhancing the players’ experience and lowering operating costs.

PRODUCT DEVELOPMENT

The vision behind IGT product development is to serve players better by using the power of networked gaming, information technology, game design, and services to maximize the potential for operator profitability. The foundation of our business model is built on the creation and delivery of game content through integrated casino systems solutions to machine platforms. Our product innovation reflects the anticipation of consumer needs, as well as customer feedback and market trends.

We support our product development efforts through a considerable emphasis and investment in R&D of future technology, which we believe enables IGT to maintain a leadership position in the industry. We dedicate more than 1,600 employees worldwide to product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Our investment in R&D totaled $211.8 million in fiscal 2009, $223.0 million in 2008, and $202.2 million in 2007.

Our primary development facilities are located in Nevada, and we have several design centers strategically located worldwide, allowing us to respond to unique market needs and local player preferences. IGT global design centers provide local community presence, customized products, and regional production where beneficial or required. During fiscal 2009, we opened additional development facilities in Beijing, China.

During fiscal 2009, we completed a re-evaluation of our thick (processing at the machine) and thin (processing at the server) game development processes in an effort to reduce time and cost to market. These efforts will include rationalizing and improving our development platforms and processes worldwide, in order to enable higher quality content delivery through more efficient and uniform technologies.

Our fiscal 2009 R&D activities are described below under the following categories:

ª  Games

ª  Systems

ª  Platforms

ª  Intellectual Property

Games

We combine elements of math, play mechanics, sound, art, and technological advancements with our library of entertainment licenses and patented intellectual properties to provide gaming products with a high degree of player appeal. We continue to expand our game libraries, emphasizing development of game content to address changing consumer preferences and other market trends. Strategically, we are renewing our focus on what we believe we do well. For many years, IGT has been an industry leader in gaming content across a truly global footprint and content is what has traditionally distinguished us from the competition.

Our games are created primarily by employee designers, engineers, and artists, augmented by third-party developers. We develop video reel and poker games, as well as enhancements for our classic spinning reel games, such as multi-line, multi-coin configurations. We build on our traditional game development with unique customization for video lottery, CDS, Class II, and international markets. We also continuously upgrade and optimize our proprietary flagship themes, such as Wheel of Fortune® and Megabucks®, with game refreshers and innovative features to enhance play.

In today’s gaming market we face highly capable competitors, demanding gaming patrons, and increasing game complexity. Such a market requires constant enhancements, innovations, and improvements to the quality of our game content across all of our product platforms, particularly in video slots. Excellent content drives sales, increases replacement cycle opportunities, and grows our installed base.

To that end, during fiscal 2009, we implemented specific efforts to enhance our content offerings. We restructured our strategic product efforts into a more focused vertical product management structure, dedicated to developing and deploying game content, along with the most effective use of our pool of game design resources and IP portfolio. We also implemented a consumer research group designed to aggregate and analyze patron level data in order to provide the R&D process with real time market information, making the patron the focus of our development efforts.

Fiscal 2009 highlights

Our new family of MLD® (REELdepth® Multi-Layer Display®) machines, featuring the visual effect of true depth animation sequences without 3-D glasses, grew steadily and was deployed at nearly 500 properties at September 30, 2009. MLD® machines enable players to choose spinning reel, video slots or video poker all in one machine, as well as allowing server-based game download and configuration functionality for operators.  We released three of the world’s first MLD® exclusive games, with game play only possible through MLD® technology; Magic Butterfly™, 7’s Storm™, and Glitter and Gold™. At the end of fiscal 2009, we rebranded the innovative technologies of MLD®, AVP® and Multi-Game into a complete solution now known as IGT DynamiX™.

IGT’s innovative MultiPLAY video slot, featuring innovation exclusive to IGT, was approved in more than 38 jurisdictions including Nevada, California, and Oklahoma.  MultiPLAY allows players to choose to play up to four video slot games on the same machine, at the same time, and each game spins independently allowing a clear understanding of the game outcome. Four MultiPLAY games were released and our market tests indicate appeal to a wide range of players, with performance two to three times house/zone averages across North America.

Winner’s choice Multi-Game capability was launched on our IGT DynamiX™ machines.  This technology enables operators to select their own video or spinning slot multi-games, ranging from any math model and experience.  Our game performance testing indicated well above house/zone averages across North America for these units.

In our MegaJackpots® gaming operations line, we continued game releases with highly popular brands, including Wheel of Fortune® MLP™, Star Wars™ MLP™, Indiana Jones™ MLD®, Jokers Wild™ MLP™ with MLD® and Jeopardy!® MLP™.   We prepared for the expected Spring 2010 launch of our MegaJackpot® Center Stage series, providing a strong line up of game content utilizing a wide variety of brands and game play, including the innovative MultiPLAY format. Sex and the City™ MultiPLAY was released in October 2009.  Upcoming releases include Amazing Race™ MLP™ Group Play and Quest for the Lost City™ with Discovery Play game features, which offer players new episodes or advancement to different play levels creating anticipation for what will come next.

Our M-P Series™ interactive, multi-player suite of electronic table games arranged in virtual pits continued moving forward with increased placements in domestic markets. With virtual cards and chips, these products provide floor layout flexibility, increased game security, very little staffing requirements, increased hands-per-hour, and decreased operating costs, along with the addition of table game options for slot-only jurisdictions.

Systems

Gaming continues to become increasingly systems based, as operators increasingly expect network functionality to manage game performance and adapt to player preferences. As we develop and integrate gaming systems, we recognize networks have the power to dramatically change the delivery of game content and improve the usefulness of our products to the casino operators and players alike.

Our ongoing server-based gaming development continues to focus on a comprehensive enterprise-wide network systems solution designed to provide operators with tools for more effective casino floor management and new ways to engage and interact with players.  In addition our sbX™ system has been packaged for smaller scale implementations in “hybrid” floor environments, consisting of a combination of new G2S GSA protocol and legacy Advantage® networks.

During fiscal 2009, we moved beyond development and testing into the commercialization and sales phase, with the introduction of slot bank level applications and solutions. Our sbX™ Tier One package is a smaller scale bank level solution designed with the flexibility of server-based technology that can accommodate up to 100 AVP® games.  Tier One offers operator access to available IGT themes via a standard game library with applications for AVP® Video, Video Poker and MLD®.   Tier One is designed for easy implementation providing operators with an incremental step towards full enterprise-wide sbX™.

The IGT Global Technology and Interoperability Center continued to facilitate testing by third-party manufacturers and strategic partners of GSA protocol product interface integration, compatibility, and performance. The center is actively testing our sbX™  system and its interaction with other vendor systems, as we continue to engineer new applications and demonstrate the security, efficiency, and innovative casino player marketing features this technology can provide.  This collaborative approach ensures rigorous testing is conducted in a true-to-life environment with full-scale systems.

Progress continued with our Nevada field trial of sbX™ at Monte Carlo Resort & Casino.  This hybrid floor is putting interoperability to the test with a network combining G2S and classic Advantage® working together seamlessly.  At September 30, 2009, this field trial connected 120 machines from IGT, Bally, Konami, WMS and Aristocrat. These important milestones reflect our vision as innovators in gaming systems.

With PGIC assets acquired in January 2009, we added IGT Casinolink® to our suite of systems products.  IGT Casinolink® offers a casino management solution ideal for international markets and multi-site operations.  The system links together multiple gaming sites and centrally manages the daily casino operating procedures.  This gives our customers the flexibility to achieve company-wide goals while enabling individual properties to maintain operational independence.

We continue developing products that integrate the power of the open network with server-based gaming applications, such as dynamic remote game management, casino transactional systems, business intelligence, and other interactive CRM capabilities. We believe the integration of sbX™ with Advantage®, Casinolink® and our customer relationship and business intelligence applications will provide the tools necessary to help operators optimize their gaming operations, increase marketing productivity, and analyze customer preferences. We will also maintain development efforts to support and enhance our legacy gaming systems for casino management, such as Advantage®, CRM, Ticket-in/Ticket-out, CDS, and WAP.

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

During fiscal 2009, we continued development for delivery through third-party platforms, interactive digital TV, cell phones, the internet, and other mobile gaming outlets, as well as through network technology for remote game management and downloading. We also further expanded our Remote Game Server to facilitate further deployment of our game content to internet platforms. In online applications development, we deployed IGT’s Cleopatra® slot game in non-wagering format for the iPhone™ and iPod® touch.

We continued successful deployment of several new diversified cabinet models initially released in fiscal 2008. The new models were designed with input from ergonomic and industrial design experts to create a product that is flexible, functional and holds the greatest player appeal. All new AVP® cabinets are sbX™  ready with supporting GSA open communication standards and video capabilities for the service window. Designed to support the next generation of video games, our AVP® models provide improved graphic capabilities, such as MLD® virtual 3-D animation with vivid colors, MultiPLAY, enhanced stereo and surround sound, and expanded storage capacity allowing for complex bonus features.

As we transition to AVP® as our standard development platform worldwide, we also continue support for the following platforms:

ª	Game King® video platform using the 80960 processor

ª	S2000® and Reel Touch® 80960 spinning reel platform

ª	Blue Chip platform used in Australia and New Zealand

ª	Barcrest Triple 7, Horizon, Horizon Plus, and MPU AWP platforms sold in the UK

ª	Pachisuro platform used in Japan

Intellectual Property

We consider our intellectual property portfolio of patents, trademarks, copyrights, and other licensed rights to be a significant asset to our business. We currently own or license over 2,700 patents and hold over 3,100 filed and registered trademarks worldwide.  Our capitalized patents have a weighted average remaining useful life of 7 years and our licensed arrangements have various expiration dates through 2020, frequently with options to extend.

We seek to protect our investment in R&D and the distinct features of our products by perfecting and maintaining our IP rights. We obtain patent protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio is widely diversified, comprised of both domestic and foreign patents related to a variety of gaming equipment and systems products, including game designs, bonus and secondary game features, and device components.

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

Our overall marketing strategy places the “Customer First”. We have over 50 customer service centers worldwide to respond effectively to customer needs. In addition, we maintain a Global Support Hotline Center staffed by experienced engineering personnel to resolve technical issues. We also provide access to product information and 24-hour customer service through our website, and offer customers a variety of training to ensure success using our products to their full potential.

North America

Gaming in the US and Canada continues to grow in popularity with the opening of new tribal and traditional casinos and the introduction of gaming machines into new gaming venues such as racetracks (also known as racinos) and bingo parlors. The legalization and growth of gaming in new jurisdictions is being driven by state and local governments seeking to generate new revenue to support public programs and services. We estimate the installed base of legal gaming devices in North America increased to over 943,000 machines during fiscal 2009.

Opportunities for additional sales or placements of IGT products in North America are directly impacted by the machine replacement cycle, legalization of gaming in new jurisdictions, and the opening or expansion of new properties. Legislative action and the passage of voter referendums have provided new opportunities for growth in jurisdictions throughout the country, including Illinois, Ohio, Kansas, Maryland, Pennsylvania, Florida and Washington. We continually monitor ongoing political developments as they relate to potential gaming legalization or further expansion in states such as Kentucky, Massachusetts, New Hampshire, Alabama, North Carolina and Texas.

International

Our international strategy capitalizes on our North America experience, while customizing products for unique local preferences and regulatory requirements. Our international operations service:

ª	casinos in Asia, Europe, Latin America, and Africa

ª	clubs and casinos in Australia and New Zealand

ª	AWP facilities in the UK and continental Europe

ª	pachisuro parlors in Japan

Our international gaming operations installed base has grown substantially since we expanded into Mexico in fiscal 2005. Our online gaming provided from Alderney in the British Channel Islands continues to provide additional growth opportunities. We anticipate expansion into Italy in the second half of fiscal 2010 and believe further international opportunities will develop as support grows for legalized gambling as a means of promoting tourism revenues.

OPERATIONAL OVERVIEW

Manufacturing and Suppliers

In addition to our main production facility in Reno, Nevada, we manufacture in the UK and through third-party manufacturers in Japan and China. International casino and club gaming devices are fabricated, whole or in kit form, at our Reno facility. Our manufacturing operations primarily involve the configuration and assembly of electronic components, cables, harnesses, video monitors, and prefabricated parts purchased from outside sources. We also operate facilities for cabinet manufacturing, silkscreen, and digital design.

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

We currently devote more than 800,000 square feet in our Reno facility and more than 290,000 square feet in Las Vegas to product development, manufacturing, warehousing, shipping, and receiving.  Maintaining our commitment to quality, we renewed our ISO 9001.2000 Quality Management System certification at all of our manufacturing facilities during fiscal 2009. ISO standards represent an international consensus with respect to the design, manufacture, and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.

We generally carry a significant amount of inventory related to the breadth of our product lines. We reasonably expect to fill our order backlog within the next fiscal year. Backlog totaled approximately $331.2 million at October 31, 2009 and $351.2 million at October 31, 2008.

Regulatory Compliance

IGT is dedicated to regulatory compliance worldwide in order to ensure that our products meet requirements in each gaming jurisdiction and that we obtain the necessary approvals and licenses. We conduct business in most jurisdictions where gaming is legal and hold licenses where required.

Employees

As of September 30, 2009, we employed 5,100 individuals worldwide, consisting of 4,000 in North America and 1,100 internationally. In response to reduced demand, we have been conducting an ongoing company-wide strategic review of our costs and organizational structure for opportunities to maximize efficiency and align our expenses with our current and long-term business outlook.  As a result of restructuring efforts during fiscal 2009, we reduced our global workforce by approximately 16% from September 30, 2008 levels through a combination of voluntary and involuntary separation arrangements. For discussion of related restructuring costs, see MDA—OVERVIEW and MDA—CONSOLIDATED OPERATING RESULTS.

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

The market for gaming devices and systems is highly competitive, constantly evolving, and subject to rapid technological change. We compete in both domestic and international markets, endeavoring to create products with superior functionality and features, using innovative architecture and technologies, resulting in a high degree of customer acceptance and player preference. We also strive to maintain an edge in our quality of support and efficient product implementation.

We believe IGT has competitive advantage resulting from broad alliances and a long history with customers, financial strength to aggressively invest in R&D, and an extensive collection of intellectual properties. Further, the breadth of our gaming products and diversity of our innovative game library contribute to our competitive advantage. Our historically high levels of customer service and support, extensive and well-established infrastructure of sales and manufacturing, worldwide recognition, and geographic diversity are competitive assets. We believe our reputation for consistently delivering and supporting quality products will encourage operators to select our products and enable us to maintain our market position.

AVAILABLE INFORMATION

IGT’s principal corporate executive offices are located at:	9295 Prototype Drive
Reno, Nevada 89521
(775) IGT-7777

All reporting information filed with or furnished to the SEC is available free of charge through the Investor Relations link on our website at www.IGT.com as soon as reasonably practicable after we electronically file or furnish such information to the SEC. Our corporate governance guidelines and charters for our Audit, Compensation, and Nominating and Corporate Governance Committees are also available on our website. This information will be mailed in print form free of charge to any shareholder upon request.

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

Responsible Gaming

RG is the industry’s response to problem gambling, and fiscal 2009 marked the 12th year of IGT’s Responsible Gaming Program. Corporate social responsibility has taken on a new dimension since the inception of our program. Gaming jurisdictions can suffer negative consequences due to lack of attention to the issue of problem gambling. As markets expand internationally, so must understanding of social protections and responsible gaming in different cultures. IGT works closely with new gaming jurisdictions to develop sound responsible gaming policies and guidelines to help ensure programs remain viable for the long term.

As a technology provider to the gaming industry, our approach to RG differs only slightly from that of the gaming operator, but the objectives are the same:

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

Our experience has taught us that corporate social responsibility must be a cornerstone of any sound gaming program and is vital to sustaining our industry. We support our commitment to RG with funding for numerous federal, state, and local organizations, conferences, and events, including:

ª	National Center for Responsible Gaming

ª	National Council on Problem Gambling

ª	National Problem Gambling Helpline

ª	Problem Gambling Center

ª	Responsible Gaming Education Week

ª	Problem Gambling Awareness Week

Item 1A.	Risk Factors

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have negatively impacted and could continue to negatively impact  the play levels of our participation games, our product sales, and our ability to collect outstanding receivables from our customers.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables.

A decline in and/or sustained low interest rates causes an increase in our jackpot expense which could limit or reduce our future profits.

Changes in prime and/or treasury and agency interest rates during a given period cause fluctuations in jackpot expense largely due to the revaluation of future winner liabilities. When rates increase, jackpot liabilities are reduced as it costs less to fund the liability. However, when interest rates decline or remain low the value of the liability (and related jackpot expense) increases because the cost to fund the liability increases. Our results may continue to be negatively impacted by continuing low interest rates or further declines in interest rates, resulting in increased jackpot expense and a reduction of our investment income, which could limit or reduce our future profits.

Our outstanding Debentures and Notes subject us to additional risks.

Our Debentures issued in December 2006 and our Notes issued in May 2009 contain a net settlement feature, which entitles holders to receive cash up to $1,000 per Debenture or Note and shares for any excess conversion value as determined by the respective governing indentures. Consequently, if a significant number of Debentures or Notes are converted or redeemed, we would be required to make significant cash payments to the holders who convert or redeem the Debentures or Notes.

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

On November 12, 2009, we gave holders of the Debentures notice of this put right, which will terminate on December 14, 2009. Given current market conditions and the recent trading price of our stock, we expect Debenture holders will exercise their right to require IGT to redeem the Debentures on December 15, 2009. We plan to incur additional borrowings under our credit facility to pay the Debentures put to us in December 2009.

Our outstanding domestic credit facility subjects us to financial covenants which may limit our flexibility.

Our Domestic Credit Facility subjects us to a number of financial covenants, including a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of debt to EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under our Domestic Credit Facility and bonds to become immediately due and payable. In addition, our interest rate under the Domestic Credit Facility can vary based on our public credit rating or our debt to capitalization ratio. Each of these measures may be adversely impacted by unfavorable economic conditions.  The Domestic Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

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

The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Increased competition has negatively impacted, and may continue to negatively impact, our results. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us. For example, our business and results could be adversely affected if we experience delays or problems in our planned introduction of sbX™ gaming management systems, or if we do not gain market acceptance for these systems.

New products require regulatory approval and may be subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

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

We have in the past and may in the future incur losses on these types of investments and loans. For example, as a result of significant adverse changes in the expected financial performance of LVGI, we recorded impairment of $13.3 million during the fourth quarter of fiscal 2009 related to our investment in LVGI. Our results of operations, liquidity or financial position may be negatively impacted if we are unable to collect on loans or derive benefit from our investments.

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

We have invested in strategic business combinations and acquisitions of important technologies and IP that we believe will expand our geographic reach, product lines, and/or customer base.  We may encounter difficulties in the assimilation of acquired operations, technologies and/or products, or an acquisition may prove to be less valuable than the price we paid. Any of these events or circumstances may require us to record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.

Moreover, as we continue the process of evaluating our business in conjunction with an assessment of the company’s long-term strategic goals, we will also further evaluate past and potential investments to determine if and how they will fit into our organizational structure going forward. If an event or change occurs in affiliate relationships or agreements associated with business combinations, we may be required to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material impairment charges.

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

North America

Our corporate offices are located in Reno, Nevada, where we own a 1.2 million square foot facility, which houses our largest manufacturing warehouse, along with cabinet production, silkscreen, engineering, sales, and corporate administrative functions. This facility supports production for all North America and International markets, except Japan and the UK. We also lease 147,000 square feet of additional warehousing facilities in Reno under agreements expiring through June 2013.

In Las Vegas, Nevada, we own a 618,000 square foot facility that houses our largest sales and service force, as well as warehousing and administrative functions. We also lease approximately 25,000 square feet of additional administration facilities in Las Vegas under agreements expiring through January 2013. Additionally, we leased approximately 369,000 square feet of warehousing, sales, and service facilities throughout the US and Canada under leases expiring through January 2016.

International

In the UK, we own a 149,000 square foot facility and lease 49,000 square feet under agreements expiring through June 2016, which support manufacturing, sales, and administrative functions. In Australia and New Zealand, we own two facilities with an aggregate of 15,000 square feet and lease 125,000 square feet under agreements expiring through December 2011, used for subassembly, sales, and administration. All other international facilities total 284,000 square feet under leases expiring through June 2013.

Item 3.	Legal Proceedings

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material adverse effect on our financial position or results of operations. A description of certain of these matters is contained in Note 16 of our Consolidated Financial Statements and is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	IGT held a special meeting of stockholders on September 30, 2009.

(b)
The stockholders approved a stock option exchange program allowing eligible employees to elect to exchange outstanding stock options for a lesser number of stock options with a lower exercise price. The eligible participants excluded, among others, our board members, executive officers, other senior officers designated by our compensation committee, and employees based outside of the US.  Options held by eligible employees with exercise prices greater than the approximate 52-week intraday-high price of our common stock, as reported on the New York Stock Exchange, measured as of the start of the exchange program, were eligible to be surrendered for replacement options.

A total of 216,146,202 shares voted on the stock option exchange program, with 186,611,839 shares for, 29,312,809 shares against, 221,554 shares abstained, and no broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Quarters
	First	Second	Third	Fourth
Fiscal 2009
Stock price - high	$18.18	$14.24	$18.15	$23.30
Stock price - low	7.03	6.81	10.01	13.58
Dividends declared	0.15	0.06	0.06	0.06
Fiscal 2008
Stock price - high	$45.72	$49.41	$41.87	$25.90
Stock price - low	40.34	35.80	24.38	15.22
Dividends declared	0.14	0.14	0.14	0.15

Our common stock is listed and traded on the NYSE under the symbol “IGT.” We did not repurchase any shares of our common stock during the quarter ended September 30, 2009. As of November 30, 2009, there were approximately 3,133 record holders of IGT’s common stock and the closing price was $18.89. IGT’s transfer agent and registrar is:

Wells Fargo Shareowner Services
Manager of Account Administration
161 North Concord Exchange
South St. Paul, MN  55075-1139
(800) 468-9716

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for five fiscal years ended September 30, 2009 in comparison to the Standard and Poor’s 500 Composite Index and our peer group. Our peer group consists of Bally Technologies, Inc., Progressive Gaming International Corporation, Scientific Games Corp., Shuffle Master, Inc., and WMS Industries, Inc. The comparisons are not intended to be indicative of future performance of our common stock.

	2004	2005	2006	2007	2008	2009
International Game Technology	100.00	76.29	119.14	125.30	51.00	65.39
S&P 500	100.00	112.25	124.37	144.81	112.99	105.18
Peer Group	100.00	126.32	134.35	169.84	120.09	135.26

Item 6.	Selected Financial Data

The following selected financial highlights should be read in conjunction with Item 7, MDA, and Item 8, Financial Statements and Supplementary Data.

As of and for Years ended September 30,	2009	2008	2007	2006	2005
(In millions, except per share amounts)

Revenues	$2,114.0	$2,528.6	$2,621.4	$2,511.7	$2,379.4
Gross profit	1,151.6	1,419.1	1,480.8	1,371.7	1,190.7
Operating income (1)	321.3	659.3	800.3	725.1	663.7
Net income (1)	149.0	342.5	508.2	473.6	436.5

Basic earnings per share (1)	$0.51	$1.11	$1.54	$1.41	$1.27

Diluted earnings per share (1)	$0.51	$1.10	$1.51	$1.34	$1.20

Weighted average shares outstanding
Basic	293.8	308.0	330.1	336.8	343.7
Diluted	294.5	310.4	336.1	355.8	370.2

Cash dividends declared per share	$0.33	$0.57	$0.53	$0.51	$0.49

Cash from operations	$547.9	$486.5	$821.5	$624.1	$726.4
Cash from investing	(288.4)	(365.7)	(296.7)	(234.0)	(215.8)
Cash from financing (2)	(381.2)	(115.2)	(556.5)	(386.9)	(525.6)
Capital expenditures (3)	257.4	298.2	344.3	310.5	238.6
Cash used for share repurchases	-	779.7	1,118.3	426.7	354.7

Cash and short-term investment securities (4)	$247.4	$374.4	$400.7	$589.1	$688.1
Working capital (6)	609.2	733.4	595.5	129.1	219.6
Total assets	4,388.2	4,557.4	4,167.5	3,902.7	3,864.4
Credit facilities and indebtedness (5)	2,174.8	2,263.1	1,508.6	832.4	811.0
Total jackpot liabilities	588.1	650.7	643.1	546.7	705.8
Non-current liabilities	2,796.4	2,911.7	2,023.3	614.1	741.1
Stockholders' equity (6)	967.3	909.0	1,452.7	2,042.0	1,905.7

(1)
Fiscal 2009 included a loss of $78.0 million ($49.2 million after tax or $0.17 per diluted share) associated with our WDG IP restructuring and $35.0 million of employee restructuring charges ($22.0 million after tax or $0.07 per diluted share).

(2)	Fiscal 2009 included $273.5 million net cash provided from new debt refinancing.

(3)
Capital spending increases relate to additional investments in gaming operations equipment, as well as spending for our new Las Vegas campus construction and Reno facilities expansion in fiscal 2005, 2006 and 2007.

(4)	Cash and investment securities include restricted amounts.

(5)	Fiscal 2006 and 2005 included $611.1 million and $602.2 million, respectively, of convertible debentures classified in current liabilities due to holders’ conversion rights.

(6)	Reduced shareholders’ equity in fiscal 2008 and 2007 were primarily due to treasury share repurchases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment. MDA is provided as a supplement to, and should be read in conjunction with, our Item 1, Business, and Item 8, Financial Statements and Supplementary Data.

International Game Technology is a global company specializing in the design, manufacture, and marketing of electronic gaming equipment and systems products. We are a leading supplier of gaming products to the world with annual revenues exceeding $2.1 billion. We provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for operator profits by enhancing the gaming player experience.

We manage operations in two geographic segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 21 of our Consolidated Financial Statements for additional segment information and financial results.

We are currently operating in a challenging global business environment. The combination of economic uncertainty, lower replacement demand, limited opportunities from new or expanding markets, and improved competition has negatively impacted our results. Our customers continue to report subdued casino play levels largely attributed to the extended economic slowdown that has driven lower casino visitation trends over the last eighteen months. This not only adversely affects our gaming operations revenues, with nearly 85% dependent on play levels, but it also constrains casino capital spending which affects our for-sale product demand.

Our gaming operations revenue yields stabilized during the second half of fiscal 2009, which we view as a positive leading indicator for economic recovery and improved play levels. Our installed base continues to provide steady recurring cash flows and we anticipate increased revenue yields as economic conditions improve.

Our new AVP® sbX™-enabled models, released in late fiscal 2008, continue to receive broad acceptance and comprised 86% of our North America sales in fiscal 2009. Customer appeal has also been positive on our innovative MLD® machines that provide flexibility between video slots and 3-D reel replication, with over 4,000 MLD® units shipped in fiscal 2009. While we are encouraged by incremental improvement in operator sentiment, we remain cautious about the overall market environment, as well as predicting the timing and scale of a rebound in the replacement cycle.

Strategically, we are renewing our focus on what we believe we do well. For many years, IGT has been an industry leader in gaming content across a global footprint and content is what has traditionally distinguished us from the competition. In today’s gaming market we face highly capable competitors, demanding gaming patrons, and increasing game complexity. Such a market requires constant enhancements, innovations, and improvements to the quality of game content across all product platforms, particularly in video slots. Excellent content drives product sales, increases our opportunities in the replacement cycle, and grows our installed base.

During the latter half of fiscal 2009 we implemented specific efforts to enhance our content offerings, expedite delivery to market, and improve the effectiveness of our R&D efforts. We restructured our strategic product efforts into a more focused vertical product management structure dedicated to developing and deploying game content using our pool of game design resources and IP portfolio. We believe this new vertical structure will allow us to better manage the economic contribution from the various product types and drive accountability to those tasked with delivering product to the market. Additionally, during fiscal 2009, we implemented a consumer research group designed to aggregate and analyze patron level data in order to provide the R&D process with real time market information, making the patron the focus of our development efforts.

We remain focused on strategic long-term initiatives that we believe will maintain our status as a leading provider of innovative gaming products and provide multiple platforms for delivery of our content. We released our sbX™ Tier One package for sale with several customer installations in the latter part of fiscal 2009. Tier One provides slot operators with an incremental step towards full enterprise-wide sbX™. It is designed for easy implementation on a smaller-scale slot-bank level basis, accommodating up to 100 games and providing operators with access to a standard library of available IGT game themes for AVP® Video, Video Poker and MLD®.

Additionally, in July 2009, we began a first-of-its-kind sbX™ field trial installation with sbX™ Media Manager and introducing the sbX™ Service Window. The Service Window represents a shift away from secondary displays and provides a more powerful mechanism for delivering compelling applications to the game screen that will enhance the player experience. We remain on target to begin venue wide installation in the first half of fiscal 2010 and expect to realize a growing benefit from sbX™ technology as we differentiate IGT gaming products with new ways to engage and interact with players.

We are dependent, in part, on new market opportunities to generate growth. Legislative actions and the passage of voter referendums are providing new and expanding opportunities in Illinois, Ohio, Kansas, Maryland, Pennsylvania, Florida and Washington. The market potential is estimated at up to 40,000 machines in Illinois and up to 17,500 machines in Ohio. Development projects in Maryland, Kansas, and Pennsylvania received approval and licensing in fiscal 2009, and openings are planned over the next two years. State legislatures in Kentucky, Massachusetts, New Hampshire, Alabama, North Carolina and Texas continue to consider gaming as a way to provide tax revenues in support of public programs. Future gaming expansion is also anticipated in international markets, especially Southeast Asia and Italy. Although the extent and timing is uncertain, we believe new market opportunities will grow as the economy improves and new jurisdictions consider gaming tax revenues as a means to address budget shortfalls.

We continue to take a prudent and cautious approach to our capital deployment in order to preserve maximum flexibility. During fiscal 2009, we successfully refinanced our debt to maintain sufficient liquidity with extended and staggered maturities. See further discussion about our debt refinancing contained in LIQUIDITY AND CAPITAL RESOURCES later in this MDA and in Note 13 of our Consolidated Financial Statements. We continue to focus on reinvesting in our business through our gaming operations installed base, as well as strategic investments in affiliates and alliances to expand our geographic reach, product lines, and customer base.

In response to reduced demand, in fiscal 2009 we initiated an ongoing company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with the current and long-term business outlook. Through September 30, 2009, we reduced our global workforce by approximately 16% from September 30, 2008 levels, through a combination of voluntary and involuntary separation arrangements. Fiscal 2009 restructuring charges of $35.0 million included severance and one-time termination costs, reduced by stock compensation forfeitures.

Our fiscal 2009 cost rationalization efforts were executed through workforce reductions and other non-wage cost controls. We estimate the full benefit of these initiatives will be realized throughout fiscal 2010, resulting in approximately $135.0 million of annual cost savings compared to fiscal 2008 fourth quarter spending levels. A portion of the savings is offset by costs added from our PGIC acquisition completed in January 2009.

As we continue the process of evaluating our business in conjunction with assessment of the company’s long-term strategic goals, we may also further evaluate past and potential investments to determine if and how they fit into our organizational structure going forward. Changes in our intended relationship, as well as changes in market conditions or operating results, related to our affiliates or subsidiaries may cause us to reassess cash flows, recoverability, useful lives, and fair value measurements that may result in material losses or impairment charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Arrangements With Multiple Deliverables and Software Elements

In October 2009, the FASB issued new revenue recognition guidance for software and multi-element arrangements. Tangible products containing both software and nonsoftware components that function together to deliver a tangible product’s essential functionality will no longer be subject to software revenue accounting. This new guidance also changes the methods for allocating revenues among multiple deliverables to allow for the use of estimated selling prices. We elected to early adopt this new guidance prospectively for new or materially modified arrangements as of the beginning of fiscal 2010. We continue to evaluate the extent to which this new guidance will impact the timing of our revenues and expect many of IGT products, such as machines, will no longer be accounted for as software, allowing for revenue recognition earlier in certain bundled arrangements.

Convertible Debt Instruments

In May 2008, new accounting guidance was issued requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion. This change is effective for our first quarter of fiscal 2010 and requires retrospective application for all periods presented. We estimate the impact of this new accounting for fiscal years 2009 and 2010 will increase annual non-cash interest expense approximately $30.0 million, reducing diluted EPS approximately $0.07, related to our Debentures and Notes. See Note 13 of our Consolidated Financial Statements for additional information about our Debentures and Notes.

See Note 1 of our Consolidated Financial Statements for additional information about recently issued accounting standards that may impact our financial statements upon adoption.

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

Determining whether these requirements have been met may require us to make assumptions and exercise judgment that could significantly impact the timing and amount of revenue reported each period. In addition, we may enter into arrangements which include multiple elements or deliverables, such as gaming devices bundled with software systems and services. In such cases additional judgments and estimates are necessary to ensure the appropriate amounts of revenue are recorded in a given period. These judgments relate primarily to the allocation of revenues based on VSOE or third-party evidence of each element’s fair value, and may affect the amounts and timing of revenue recorded. If we are unable to establish VSOE for undelivered elements, we may be required to defer all or a portion of the revenues from certain arrangements.

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues and costs. Deferred revenue increased to $122.0 million at September 30, 2009 from $62.1 million at September 30, 2008, primarily due to an increasing number of multiple element contracts with bundled machines and software. Complex systems and/or multiple element contracts may take several months to complete and deferred revenue may increase as our products evolve toward a more software systems-centric environment. Additionally, see discussion above under RECENTLY ISSUED ACCOUNTNG STANDARDS—Revenue Arrangements With Multiple Deliverables and Software Elements for information about how our revenue accounting will change in the first quarter of fiscal 2010.

Goodwill, Other Intangible Assets, Royalties, and Affiliate Investments

Impairment testing for goodwill, other intangibles, affiliate investments and royalties requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.

Goodwill

We measure and test goodwill for impairment at least annually, or more often if there are indicators of impairment. The fair value of the reporting unit is first compared to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. In the event that the fair value of the reporting unit is less than its carrying value, the amount of the impairment loss will be measured by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

Our two reporting units, North America and International, were determined on the basis of customer regions and in accordance with accounting guidance on reporting units. Components below our North America and International business segments were evaluated to have similar economic characteristics and therefore aggregated. In determining the fair value of our reporting units, we apply the income approach using the DCF (discounted cash flows) method. We then compare the implied valuation multiples (such as enterprise value to revenue, EBITDA and EBIT) of comparable gaming companies under the market approach to validate the reasonableness of our DCF results.

Our DCF analysis is based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows were derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each IGT reporting unit. The discount rates used for each reporting unit were 11% for our fiscal 2008 test and ranged from 12% to 13% for our 2009 test.

Our goodwill totaled $1.2 billion at September 30, 2009 and 2008. Our fiscal 2009 annual goodwill impairment test indicated the fair value of each reporting unit was significantly in excess of its carrying value. Inherent in such fair value determinations are significant judgments and estimates, including assumptions about our future revenues, profitability, cash flows, and long-term growth rates, as well as our operational plans and interpretation of current economic indicators and market valuations.

Changes in our assumptions used from the fiscal 2008 test to the fiscal 2009 test included updated five-year forecasts with reduced and delayed growth, lower long-term growth rates, and higher discount rates. Fair value for each reporting unit decreased from fiscal 2008, 53% for North America and 47% for International. The excess of fair value over carrying value for each reporting unit at the 2009 testing date ranged from $3.1 billion for North America to $1.2 billion for International. We believe our long-term growth projections remain fundamentally sound and expect the fair value of each reporting unit will remain significantly in excess of its carrying value.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, we modified our 2009 test assumptions to create a hypothetical 50% decrease to the fair values of each reporting unit. The resulting hypothetical excess of fair value over carrying value would range from approximately $1.3 billion for North America to $0.3 billion for International, and we would therefore have no impairment.

Other Intangibles

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, reacquired rights and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life. Our other intangibles totaled $259.2 million at September 30, 2009 and $248.9 million at September 30, 2008.

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

Royalties

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine amounts unlikely to be realized from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $101.5 million at September 30, 2009 and $195.5 million at September 30, 2008.

Affiliate investments

Our affiliate investments consist of strategic alliances with other gaming technology companies. We regularly monitor events or changes in circumstances that indicate the carrying value of these affiliate investments may be impaired. Future adverse changes in market conditions or operating results of these affiliates could result in losses or an inability to recover part or all of our investment, requiring us to record impairment.

In the fourth quarter of fiscal 2009, we restructured our relationship with WDG and based on our future business outlook pertaining to the use of WDG IP rights we recorded a loss of $78.0 million.  Additionally, we recorded a loss of $13.3 million related to our affiliate investment in LVGI resulting from significant adverse changes in LVGI’s expected financial performance together with an evaluation of our long term gaming systems strategy. See Note 3 of our Consolidated Financial Statements for additional information about our affiliate investments.

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

Changes in prime and/or treasury and agency interest rates during a given period cause fluctuations in our jackpot expense largely due to the revaluation of future winner liabilities. The value of the liability (and related jackpot expense) increases when rates decline because it increases the cost to fund the liability. Conversely, when rates increase, jackpot liabilities are reduced as it costs less to fund the liability. Our results may be materially affected by significant changes in interest rates such as the 200 bps decline in the prime rate during the second quarter of fiscal 2008.

Our jackpot liabilities decreased to $588.1 million at September 30, 2009 compared to $650.7 million at September 30, 2008. Consolidated jackpot expense totaled $129.3 million for fiscal 2009, $160.0 for fiscal 2008, and $164.7 million in fiscal 2007. The decline in jackpot expense for fiscal 2009 resulted from decreased WAP units in our installed base, lower play levels, and variations in slot play, partially offset by unfavorable interest rate movements.

BUSINESS SEGMENT RESULTS, later in this MDA, provides additional details regarding the fluctuation in jackpot expense. Note 1 of our Consolidated Financial Statements summarizes our accounting policies related to jackpot liabilities and expense.

Inventory and Gaming Operations Equipment

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we would recognize additional obsolescence charges. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. The decrease in inventories to $157.8 million at September 30, 2009 from $218.3 million at September 30, 2008, was primarily related to the prior year build-up in support of the release of newer platforms and cabinets.

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

We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Net deferred tax assets totaled $310.1 million at September 30, 2009 and $251.3 million at September 30, 2008.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. We carefully monitor many factors, including the impact of current economic conditions, in our valuation of deferred tax assets. During fiscal 2009, we recorded additional valuation allowances of $19.5 million, primarily related to foreign deferred tax assets and investment write-downs. At September 30, 2009, our total valuation allowance of $37.1 million related to investment write-downs, acquisition related net operating losses, and foreign deferred assets not expected to be fully realized because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. At the beginning of fiscal 2008, we adopted new accounting guidance which required the recognition of uncertain tax positions taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. The amount recognized in the financial statements is the largest benefit that we believe is more than 50% likely of being realized upon settlement. Changes in facts or information as well as the expiration of statutes of limitations and/or settlements with tax jurisdictions may result in material adjustments to these estimates in the future.

Our income tax provision will be impacted to the extent the final outcome of these tax positions differs from the amount recorded. At September 30, 2009, our net unrecognized tax benefits totaled $67.8 million, of which $46.5 million would impact the effective tax rate if recognized. At September 30, 2008, our net unrecognized tax benefits totaled $87.5 million, of which $53.4 million would impact the effective tax rate if recognized.

Our tax provision for fiscal 2009 was reduced by significant non-recurring discrete items, partially offset by investment write-downs and foreign deferred tax assets not expected to be fully realized.  Our effective tax rate is dependent upon forecasts of future taxable income, the geographic composition of worldwide earnings, and the tax regulations governing each jurisdiction.  We carefully monitor many factors including the impact of current economic conditions, as discussed above under “Goodwill, Other Intangible Assets, Royalties, and Affiliate Investments” and adjust the effective tax rate as required. Although our effective tax rate may continue to be volatile due to changes in uncertain tax positions, we anticipate our fiscal 2010 effective tax rate will trend towards a more historical range of 39% to 40%. See Notes 1 and 17 for additional information about our income taxes.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2009	2008	2007	09 vs 08			08 vs 07
(In millions except units & EPS)
Revenues	$2,114.0	$2,528.6	$2,621.4	$(414.6)		-16%	$(92.8)		-4%
Gaming operations	1,178.9	1,337.9	1,361.2	(159.0)		-12%	(23.3)		-2%
Product sales	935.1	1,190.7	1,260.2	(255.6)		-21%	(69.5)		-6%
Machines	589.3	794.8	876.0	(205.5)		-26%	(81.2)		-9%
Non-machine	345.8	395.9	384.2	(50.1)		-13%	11.7		3%
Gross profit	$1,151.6	$1,419.1	$1,480.8	$(267.5)		-19%	$(61.7)		-4%
Gaming operations	683.8	778.1	823.0	(94.3)		-12%	(44.9)		-5%
Product sales	467.8	641.0	657.8	(173.2)		-27%	(16.8)		-3%
Gross margin	54%	56%	56%	(2	)pp	-4%	-	pp	-
Gaming operations	58%	58%	60%	-	pp	-	(2	)pp	-3%
Product sales	50%	54%	52%	(4	)pp	-7%	2	pp	4%
Units
Gaming operations installed base	61,400	60,500	60,100	900		1%	400		1%
Fixed	9,300	15,700	14,500	(6,400)		-41%	1,200		8%
Variable	52,100	44,800	45,600	7,300		16%	(800)		-2%
Equivalent units recognized	53,600	72,700	105,900	(19,100)		-26%	(33,200)		-31%
Operating income	$321.3	$659.3	$800.3	$(338.0)		-51%	$(141.0)		-18%
Operating margin	15%	26%	31%	(11	)pp	-42%	(5	)pp	-16%
Net income	$149.0	$342.5	$508.2	$(193.5)		-56%	$(165.7)		-33%
Diluted EPS	$0.51	$1.10	$1.51	$(0.59)		-54%	$(0.41)		-27%

Fiscal 2009 vs Fiscal 2008

Consolidated net income declined in fiscal 2009 primarily due to reduced volumes, largely attributable to the impact of the extended economic downturn on casino play levels and capital spending, as well as more intense competition. Additionally, fiscal 2009 results were adversely impacted by charges resulting from management’s reassessment of long-term goals and other cost rationalization efforts, including a non-cash loss of $78.0 million ($49.2 million after tax or $0.17 per diluted share) associated with our WDG IP transaction and workforce restructuring costs of $35.0 million ($22.0 million after tax or $0.7 per diluted share). Fiscal 2008 also included a number of significant items affecting comparability noted below under the subheading “Fiscal 2008 vs Fiscal 2007.”

Increased interest expense related to debt refinancing, additional bad debt provisions, and unfavorable changes in foreign exchange rates further burdened fiscal 2009 earnings. Unfavorable changes in foreign exchange rates accounted for approximately $73.8 million of the decrease in fiscal 2009 revenues.

Although fiscal 2009 included an extra week due to our 52/53-week accounting year, the benefit to gaming operations was more than offset by increased operating expenses.

Consolidated Gaming Operations

Revenues and gross profit from gaming operations declined primarily due to lower play levels and continued shifts in our installed base mix toward lower-yielding non-WAP machines. Non-WAP units generally provide lower revenues and gross profit because they carry a lower pricing structure and generate lower average play levels. At the same time, non-WAP units provide higher gross margin because there is no associated jackpot expense. Growth in our International installed base partially offset declines in North America, reflecting strength in our geographic diversity.

Jackpot expense decreased $35.0 million in fiscal 2009 primarily due to fewer WAP units and decreased play levels, partially offset by unfavorable interest rate changes. Interest rate movement increased jackpot expense by $2.2 million in fiscal 2009 compared to the prior year. See MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses for additional information about factors affecting jackpot expense.

The extra week during fiscal 2009 contributed approximately $22.4 million in gaming operations revenues and $11.5 million in gross profit.

Consolidated Product Sales

Revenues and gross profit for product sales declined from the prior year primarily due to lower unit volume across most markets, largely attributed to fewer new openings and weakness in replacement demand. International markets were further impacted by unfavorable changes in foreign exchange rates.  Gross margin was negatively impacted by reduced volume efficiencies, as well as higher systems upgrade costs and fewer new systems installations. Consolidated product sales margins fluctuate depending on the geographic mix and types of products sold.

Deferred revenue increased $59.9 million during fiscal 2009 to $122.0 million at September 30, 2009, primarily as a result of multi-element contracts with systems software and machines bundled together. We expect to recognize most of the deferred revenue balance during fiscal 2010. During fiscal 2009, we shipped 5,000 units for which revenues were deferred and recognized revenues for 2,400 units previously shipped, for a net growth of 2,600 units in our deferred revenue balance.

“Equivalent units recognized” (as presented in the table above) include units previously shipped for which revenues were recognized during the period and exclude units shipped during the period for which revenue was deferred. When machine revenues are prorated over the life of an associated systems lease, equivalent units recognized was determined based on the proportionate revenues recognized for the period. “Units shipped” represent all units shipped to customers during the period and include units shipped for which revenues were deferred.

Fiscal 2008 vs Fiscal 2007

Net income decreased in fiscal 2008, predominately due to lower gaming operations play levels amid unfavorable economic conditions and weakness in North America replacement sales demand. Comparability was also significantly affected by:

ª	write-downs of investments in unconsolidated affiliates totaling $28.6 million ($0.10 per diluted share)

ª	interest rate declines which increased jackpot expense $25.3 million ($15.4 million after tax or $0.05 per diluted share)

ª	fiscal 2007 gains totaling $22.8 million from hurricane insurance settlements and an airplane sale ($14.3 million after tax or $0.04 per diluted share)

Favorable foreign currency exchange increased revenue by approximately $43.9 million during fiscal 2008 compared to fiscal 2007.

Consolidated Gaming Operations

Revenues declined primarily due to lower play levels in North America and a growing mix of lower-yielding non-WAP units in our installed base. International revenue and gross profit improvements partially offset declines in North America reflecting the geographic expansion of our gaming operations.

Fiscal 2008 gross profit and margin comparability was adversely affected by unfavorable interest rate impacts on jackpot expense and technological obsolescence charges of $10.4 million related to the transition toward new products, as well as a prior year gain of $5.0 million from hurricane property insurance.

Fiscal 2008 jackpot expense was negatively impacted by $25.3 million due to declining interest rates, with the most significant impact resulting from the 200 bps decline in the prime rate during the second quarter. The additional cost due to interest rates was more than offset by reduced play levels, fewer WAP units, and variations in slot play, for a net decrease to jackpot expense of $4.7 million compared to fiscal 2007. See MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses for additional details regarding the factors affecting jackpot expense.

Consolidated Product Sales

Fiscal 2008 product sales revenues and gross profit declined primarily due to fewer machine shipments across most markets. Gross margin improvements were due to a favorable product and jurisdictional mix, including a greater contribution from non-machine sales. During fiscal 2008, we shipped 2,100 additional units for which revenues were deferred.

Operating Expenses

				Favorable (Unfavorable)
	2009	2008	2007	09 vs 08		08 vs 07
(In millions)
Selling, general and administrative	$425.1	$458.5	$397.9	$33.4	7%	$(60.6)	-15%
Research and development	211.8	223.0	202.2	11.2	5%	(20.8)	-10%
Depreciation and amortization	80.4	76.7	80.4	(3.7)	-5%	3.7	5%
Restructuring charges	35.0	1.6	-	(33.4)	*	(1.6)	*
Loss on other assets	78.0	-	-	(78.0)	*	-	*
Total	$830.3	$759.8	$680.5	$(70.5)	-9%	$(79.3)	-12%
Percent of revenues	39%	30%	26%

Fiscal 2009 vs Fiscal 2008

The positive impact of our cost reduction initiatives is becoming more evident in reduced operating expenses. Excluding restructuring charges and loss on other assets associated with our WDG IP, operating expenses decreased $42.5 million or 6% in fiscal 2009 from fiscal 2008. See Note 2 and 3 of our Consolidated Financial Statements for additional information about restructuring and WDG IP.

Our fiscal 2009 cost rationalization efforts were executed through workforce reduction and other non-wage cost controls. We reduced our global workforce by approximately 16% during fiscal 2009 from September 30, 2008 levels, through a combination of voluntary and involuntary separation arrangements. Restructuring charges included cash severance and one-time termination costs, reduced by stock compensation forfeitures. See Note 2 of our Consolidated Financial Statements for additional information about our remaining restructuring plan liability.

Decreases in staffing costs, professional fees, advertising, supplies, and travel were partially offset by higher bad debt provisions, up $24.9 million during fiscal 2009 due to certain specific customer credit concerns amidst the economic downturn. Additionally, the extra week of operations added $12.6 million and the impact of foreign currency exchange reduced operating costs by approximately $22.8 million during fiscal 2009 compared to fiscal 2008.

Fiscal 2008 vs Fiscal 2007

SG&A and R&D increased in fiscal 2008 attributable to:

ª	additional bad debt provisions of $15.0 million related to credit concerns on certain receivables

ª	increased staffing cost of $27.1 million

ª	higher legal and compliance fees of $9.9 million

ª	changes in foreign currency exchange of approximately $8.4 million

ª	prior year gains of $12.0 million from Gulf Coast hurricane business interruption insurance settlement and $5.8 million from the sale of a company airplane

R&D increased in fiscal 2008 primarily due to added focus on technologies, especially server-based gaming initiatives.

Other Income (Expense) and Taxes

				Favorable (Unfavorable)
	2009	2008	2007	09 vs 08		08 vs 07
(In millions)
Interest Income	$62.0	$67.4	$82.0	$(5.4)	-8%	$(14.6)	-18%
WAP	27.9	32.2	37.1	(4.3)	-13%	(4.9)	-13%
Other	34.1	35.2	44.9	(1.1)	-3%	(9.7)	-22%
Interest Expense	(129.4)	(100.1)	(77.6)	(29.3)	-29%	(22.5)	-29%
WAP	(27.4)	(28.6)	(31.3)	1.2	4%	2.7	9%
Other	(102.0)	(71.5)	(46.3)	(30.5)	-43%	(25.2)	-54%
Other	(15.9)	(35.8)	0.1	19.9	56%	(35.9)	*
Total other income (expense)	$(83.3)	$(68.5)	$4.5	$(14.8)	-22%	$(73.0)	*

Income tax provision	$89.0	$248.3	$296.6	$159.3		$48.3
Effective tax rate	37.4%	42.0%	36.9%	4.6		(5.1)

Fiscal 2009 vs Fiscal 2008

The unfavorable variance in fiscal 2009 total other income (expense) was primarily due to higher interest expense, partially offset by reduced investment write-downs. Higher interest costs were primarily due to higher rates on refinancing completed in June 2009 and included non-recurring refinancing charges of $4.4 million. The extra week in fiscal 2009 also contributed to higher interest expense. See Note 13 of our Consolidated Financial Statements for additional information about our outstanding debt.

Affiliate investment write-downs included $13.3 million for LVGI and $2.1 million for PGIC during fiscal 2009 and $21.4 million for CLS and $7.2 million for PGIC during fiscal 2008. Affiliate write-downs were driven by the economic downturn, as well as a reassessment of our future business outlook. See Note 3 of our Consolidated Financial Statements for additional information about these investments and related write-downs.

WAP interest income and expense is related to annuity-based jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners. WAP interest is declining primarily due to fewer winners electing annuity based payments.

Our tax rate for fiscal 2009 was reduced by significant favorable discrete items, partially offset by the negative impact of a valuation allowance established against foreign deferred tax assets not likely to be realized. These tax items are further described in Note 17 of our Consolidated Financial Statements. While changes in uncertain tax positions may continue to cause volatility in future effective tax rates, our fiscal 2010 effective tax rate is expected to fall between 39% and 40% (inclusive of discrete items).

Fiscal 2008 vs Fiscal 2007

The unfavorable change in total other income (expense) in fiscal 2008 was primarily attributable to:

ª	$28.6 million related to write-downs of our investments in CLS and PGIC

ª	higher interest expense resulting from increased borrowings under our revolving credit facility

ª	reduced interest income due to lower investment balances and interest rates

Our tax rate increased in fiscal 2008 largely due to the effect of non-deductible investment write-downs, as well as increased accruals for uncertain tax positions related to the adoption of new accounting rules. The fiscal 2008 tax rate also increased due to changes in the geographical mix of taxable income. See Note 17 of our Consolidated Financial Statements for additional information about our income taxes.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 21 of our Consolidated Financial Statements for additional business segment information.

North America

				Favorable (Unfavorable)
	2009	2008	2007	09 vs 08			08 vs 07
(In millions except units)
Revenues	$1,631.4	$1,912.4	$2,021.7	$(281.0)		-15%	$(109.3)		-5%
Gaming operations	1,013.9	1,180.8	1,235.0	(166.9)		-14%	(54.2)		-4%
Product sales	617.5	731.6	786.7	(114.1)		-16%	(55.1)		-7%
Machines	376.9	432.2	491.6	(55.3)		-13%	(59.4)		-12%
Non-machine	240.6	299.4	295.1	(58.8)		-20%	4.3		1%
Gross profit	$893.7	$1,083.4	$1,172.5	$(189.7)		-18%	$(89.1)		-8%
Gaming operations	579.9	688.7	740.7	(108.8)		-16%	(52.0)		-7%
Product sales	313.8	394.7	431.8	(80.9)		-20%	(37.1)		-9%
Gross margin	55%	57%	58%	(2)	pp	-4%	(1)	pp	-2%
Gaming operations	57%	58%	60%	(1)	pp	-2%	(2)	pp	-3%
Product sales	51%	54%	55%	(3)	pp	-6%	(1)	pp	-2%
Units
Gaming operations installed base	45,600	47,300	49,000	(1,700)		-4%	(1,700)		-3%
Fixed	6,500	6,800	6,500	(300)		-4%	300		5%
Variable	39,100	40,500	42,500	(1,400)		-3%	(2,000)		-5%
Equivalent units recognized	25,900	35,000	43,000	(9,100)		-26%	(8,000)		-19%
Operating income	$321.8	$613.0	$769.7	$(291.2)		-48%	$(156.7)		-20%
Operating margin	20%	32%	38%	(12)	pp	-38%	(6)	pp	-16%

Fiscal 2009 vs Fiscal 2008

Reduced fiscal 2009 operating results for North America reflected continued suppressed demand from our customers and their patrons, partially offset by expense savings achieved through recent cost rationalization initiatives. Fiscal 2009 operating results were also negatively impacted by the $78.0 million loss on our WDG IP transaction, restructuring charges, and increased bad debt provisions related to increased customer credit risk associated with the economic downturn.

North America Gaming Operations

Gaming operations revenues and gross profit declined from the prior year due to lower play levels and a lower installed base increasingly comprised of fewer WAP units. Depressed casino play levels continue to have a significant adverse affect on gaming operations with 86% of our installed base composed of variable fee units where pricing is based on a percentage of play. Lower play levels also drove current fiscal year gross profit and margin decline, partially offset by lower depreciation, service labor, and gaming taxes.

The extra week of North America operations in fiscal 2009 contributed approximately $19.1 million in revenues and $9.8 million in gross profit.

North America Product Sales

Fiscal 2009 product sales revenues and gross profit decreased on lower unit volume and fewer non-machine sales, partially offset by a favorable mix of higher priced MLD models. Gross margin declined in fiscal 2009 primarily due to reduced volume efficiencies, as well as higher systems upgrade costs and fewer new systems installations. Low replacement demand continued to adversely affect product sales. We shipped 26,400 units in fiscal 2009, of which 41% were replacement units, compared to 37,100 units shipped in fiscal 2008, of which 44% were replacement units.

Fiscal 2008 vs Fiscal 2007

North America operating results during fiscal 2008 were unfavorably affected by lower gaming operations play levels and interest rate declines in the midst of the economic downturn, as well as continued softness in replacement demand. Operating income was also down compared to fiscal 2007 due to higher operating expenses.

North America Gaming Operations

Gaming operations revenues and gross profit declined in fiscal 2008 due to lower play levels, as well as the shift in our installed base toward lower-yielding non-WAP units. Declines in our installed base from reductions in Florida and California Class II markets, as they transitioned to Class III for-sale games, were partially offset by increases in Alabama. As approximately 85% of our installed base was comprised of variable fee units with pricing based on a percentage of play, our gaming operations revenues were significantly impacted by the economic downturn.

Gaming operations gross profit and margin also declined due to the negative impact of lower interest rates on our jackpot costs, technological obsolescence charges of $5.3 million, and the prior year gain of $5.0 million from hurricane property insurance.

North America Product Sales

Product sales revenues and gross profit were down compared to fiscal 2007 primarily due to fewer units on low replacement demand, partially offset by higher IP royalties. Machine revenues reflected an increase in the mix of our premium-priced AVP®, which partially offset lower unit volume. The decline in gross margin is primarily attributable to the increased share of AVP® machines which provide higher gross profit, but lower margins.

The decline in unit shipments was mainly attributable to low replacement demand. The economic conditions in North America exacerbated the slump in demand as declining gaming revenues caused gaming operators to defer capital spending on replacement machines, as well as new or expanded properties. We shipped 37,100 units in fiscal 2008, with 44% replacement units, versus 43,000 in fiscal 2007, with 52% replacement units.

International

				Favorable (Unfavorable)
	2009	2008	2007	09 vs 08			08 vs 07
(In millions except units)
Revenues	$482.6	$616.2	$599.7	$(133.6)		-22%	$16.5		3%
Gaming operations	165.0	157.1	126.2	7.9		5%	30.9		24%
Product sales	317.6	459.1	473.5	(141.5)		-31%	(14.4)		-3%
Machines	212.4	362.6	384.4	(150.2)		-41%	(21.8)		-6%
Non-machine	105.2	96.5	89.1	8.7		9%	7.4		8%
Gross profit	$257.9	$335.7	$308.3	$(77.8)		-23%	$27.4		9%
Gaming operations	103.9	89.4	82.3	14.5		16%	7.1		9%
Product sales	154.0	246.3	226.0	(92.3)		-37%	20.3		9%
Gross margin	53%	54%	51%	(1)	pp	-2%	3	pp	6%
Gaming operations	63%	57%	65%	6	pp	11%	(8)	pp	-12%
Product sales	48%	54%	48%	(6)	pp	-11%	6	pp	13%
Units				-
Gaming operations installed base	15,800	13,200	11,100	2,600		20%	2,100		19%
Fixed	2,800	8,900	8,000	(6,100)		-69%	900		11%
Variable	13,000	4,300	3,100	8,700		202%	1,200		39%
Equivalent units recognized	27,700	37,700	62,900	(10,000)		-27%	(25,200)		-40%
Operating income	$104.9	$158.9	$159.8	$(54.0)		-34%	$(0.9)		-1%
Operating margin	22%	26%	27%	(4)	pp	-15%	(1)	pp	-4%

Fiscal 2009 vs Fiscal 2008

International operating results declined for fiscal 2009 primarily due to lower sales volumes, partially offset by gaming operations growth. International revenue decreases were most notable in Europe, Japan, and South America, in large part due to the effects of the global economic downturn.  Changes in foreign exchange rates were unfavorable to international revenues by approximately $66.2 million in fiscal 2009. International operating results were also negatively impacted by increased workforce restructuring charges during the current year.

International Gaming Operations

Improved gaming operations revenues and gross profit for the current year were driven by installed base growth, most significant in the UK, partially offset by unfavorable foreign exchange rate changes. The current year included increased Japan rentals and significant conversions from fixed to variable pricing arrangements. The extra week during fiscal 2009 contributed approximately $3.3 million in revenues and $1.7 million in gross profit. Current year gross profit and margin also improved with lower depreciation and obsolescence.

International Product Sales

Product sales revenues, gross profit and gross margin decreased in fiscal 2009 primarily due to lower unit volume across most regions, unfavorable changes in foreign exchange rates, and reduced volume efficiencies, partially offset by higher non-machine contributions.

Fiscal 2008 vs Fiscal 2007

International operating results were relatively flat during fiscal 2008.  Favorable foreign currency exchange, continued growth in gaming operations and a favorable mix of product sales offset declines in Japan and the UK. Fiscal 2008 revenues benefited $34.4 million from favorable foreign currency exchange rates. Total gross margin increased as improvements in product sales outweighed gaming operations declines. Operating income for fiscal 2008 included higher operating expenses, primarily bad debt provisions.

International Gaming Operations

Improvements in gaming operations revenues and gross profit during fiscal 2008 were mainly due to increased internet gaming and other non-installed base revenues, including leased equipment, casino-owned units and Japan rentals. Improved performance in Latin America and a higher average installed base also contributed to increased revenues. Installed base growth was mainly from the UK and included 800 units from the fiscal 2008 acquisition of Cyberview.

Fiscal 2008 gaming operations gross profit and margins were negatively impacted by $5.1 million in technological obsolescence charges. Gross margin was also down due to the additional contribution from new, lower-margin internet gaming products, Japan rentals, and a shift to lower-margin units in the UK.

International Product Sales

Product sales revenues were down during fiscal 2008 due to fewer units, primarily in Japan. Product sales gross profit improvements were realized in fiscal 2008 as our higher-priced, higher-margin jurisdictions more than offset declines from the lower-priced, lower-margin markets of Japan and the UK. Additionally, non-machine sales increased compared to fiscal 2007, with improved parts and systems sales. Margin improvement was attributed mainly to a favorable mix of non-machine sales, as well as fewer low margin units sold in Japan.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At September 30, 2009, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and $1.7 billion available on our credit facilities worldwide.  During fiscal 2009, we refinanced our debt as discussed below under “Credit Facilities and Indebtedness.”  Other potential sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity or convertible debt securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are available only for funding jackpot winner payments. Unrestricted cash and equivalents decreased $119.7 million to $146.7 million at September 30, 2009.  Working capital decreased to $609.2 million at September 30, 2009 from $733.4 million at September 30, 2008, primarily due to reduced inventory and receivables.

Additionally, we held ARS of $21.6 million par at September 30, 2009 that have no active market. We also held ARS put rights entitling us to sell our ARS at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. There has been no interruption in ARS interest receipts and we expect to fully realize the par value without significant loss. See Note 8 and Note 20 of our Consolidated Financial Statements for additional information about our ARS.

Cash Flows Summary

				Favorable (Unfavorable)
	2009	2008	2007	09 vs 08	08 vs 07
(In millions)
Operations	$547.9	$486.5	$821.5	$61.4	$(335.0)
Investing	(288.4)	(365.7)	(296.7)	77.3	(69.0)
Financing	(381.2)	(115.2)	(556.5)	(266.0)	441.3
Effects of exchange rates	2.0	(0.5)	(1.6)	2.5	1.1
Net Change	$(119.7)	$5.1	$(33.3)	$(124.8)	$38.4

Operating Cash Flows

Despite lower earnings operating cash flows increased during fiscal 2009 compared to fiscal 2008, primarily due to prior year additional prepayments to secure long-term licensing rights, as well as additional cash provided from net changes in operating assets and liabilities. Additional cash provided from inventories and receivables was partially offset by increased cash used in jackpot liabilities and taxes. Added payments for restructuring of $33.3 million were offset by savings from cost rationalization efforts.

The net change in operating receivables resulted in operating cash flows of $8.1 million since the end of fiscal 2008. Excluding notes and contracts, average days sales outstanding for the trailing twelve months at September 30, 2009 decreased to 58 days from 63 days in fiscal 2008 on lower revenues and receivables. The decrease in inventory resulted in $55.6 million of operating cash flows during fiscal 2009. Inventory turns for the trailing twelve months at September 30, 2009 improved to 3.0 versus 2.5 at September 30, 2008 due to reduced inventory levels.

Fiscal 2008 operating cash flows declined from fiscal 2007 primarily due to lower earnings, increased inventories, additional prepayments of $80.0 million to secure long-term licensing rights, and increased receivables.

Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements.

Investing Cash Flows

The decrease in cash used for investing during fiscal 2009 versus 2008 was primarily due to decreased restricted cash requirements, lower business acquisitions and affiliate investments, and reduced capital expenditures, partially offset by increased net development financing.

Higher cash used for investing activities during fiscal 2008 compared to 2007 was due to increased restricted cash, and lower proceeds from the sale of investment securities, partially offset by lower capital expenditures. Investments in unconsolidated affiliates and business acquisitions totaled $110.3 million in fiscal 2008, including Cyberview and M-2-1 in the UK, PGIC and WDG, versus $142.8 million in fiscal 2007, including CLS, Digideal, and VCAT. See Note 3 and Note 7 or our Consolidated Financial Statements for additional information about affiliate investments and acquisitions.

Capital Expenditures

				Increase (Decrease)
	2009	2008	2007	09 vs 08	08 vs 07
(In millions)
Property, plant and equipment	$37.7	$92.5	$134.1	$(54.8)	$(41.6)
Gaming operations equipment	180.8	190.6	194.4	(9.8)	(3.8)
Intellectual property	38.9	15.1	15.8	23.8	(0.7)
Total capital expenditures	$257.4	$298.2	$344.3	$(40.8)	$(46.1)

Higher capital expenditures for property, plant and equipment during fiscal 2008 and 2007 was attributed to our Las Vegas campus construction and fiscal 2007 also included the purchase of a corporate airplane. Increased intellectual property expenditures in the current year included $20.0 million associated with restructuring our WDG IP rights.

Financing Cash Flows

The increase in cash used for financing in fiscal 2009 was primarily due to refinancing activities, partially offset by the absence of share repurchases. The reduction in cash used for financing during fiscal 2008 compared to fiscal 2007 was primarily due to less cash used for share repurchases, as well as greater net debt proceeds with increased line of credit borrowings on our senior credit facility.

Credit Facilities and Indebtedness

In May and June 2009, we refinanced our debt to extend maturities and diversify financing sources. We amended and restated our domestic credit facility and issued convertible and fixed rate securities discussed in more detail below and in Note 13 of our Consolidated Financial Statements.  We were in compliance with all debt covenants at September 30, 2009.

Revolving Credit Facilities

At September 30, 2009, $1.7 billion was available on our credit facilities worldwide. In June 2009, we amended and restated our domestic credit facility, reducing the total commitment to $1.8 billion and extending the maturity on $1.5 billion to June 2012, with $0.3 billion remaining due in December 2010.  The extended commitments bear interest at LIBOR plus 260 bps with a facility fee of 65 bps versus LIBOR plus 37.5 bps with a facility fee of 12.5 bps on the non-extended portion. Rates and fees are based on our public debt ratings or debt to capitalization ratio. Half of amounts outstanding in December 2010 will convert to term loans due in six quarterly installments.

Our amended domestic credit facility subjects us to a number of financial covenants, and our ability to comply with these covenants may be adversely impacted by an extended economic downturn. The financial covenants include a minimum interest coverage ratio (ICR) of 3.00 and a maximum total leverage ratio (TLR) of 3.75, which reduces to 3.5 on April 1, 2010 and 3.25 on April 1, 2011.  At September 30, 2009, our ICR was 8.2 and our TLR was 3.0.

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

▪
declare or make cash dividends or distributions or pay cash for the purchase, redemption, retirement, defeasance, acquisition, cancellation or termination of our capital stock or equity interests or any return of capital to shareholders, provided that we may, as long as no continuing default has occurred, pay dividends of up to the lesser of $0.06 per common share per fiscal quarter or $25 million in any fiscal quarter.

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

On November 12, 2009, we gave holders of the Debentures notice of this put right, which will terminate on December 14, 2009. Given current market conditions and the recent trading price of our common stock, we expect outstanding Debenture holders will exercise this put right.  At September 30, 2009, $707.0 million par of Debentures were outstanding after repurchases of $193.0 million during fiscal 2009.

The Debentures were not classified as current liabilities at September 30, 2009, because we had the intent and ability to refinance with our noncurrent domestic credit facility. We expect to incur incremental interest costs on additional credit facility borrowings used to fund Debentures redeemed in December 2009. However, the rates were not significantly different as of September 30, 2009.

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

The Notes are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and non-subordinated obligations of IGT.  The Notes rank junior to all existing and future liabilities, including trade payables, of our subsidiaries. The Notes mature on May 1, 2014, unless repurchased earlier by IGT or converted. The Notes are not redeemable at IGT's option before maturity, except in certain circumstances relating to applicable gaming authority regulations. The terms of the Notes may, in certain circumstances, require us to grant a lien on equity interests if certain downgrades by rating agencies occur.

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

Note Hedges

In connection with the Notes, we paid an aggregate amount of $177.3 million to certain initial Note purchasers or their affiliates (counterparties) for separate convertible note hedges. The hedges reduce the potential dilution related to conversion of the Notes if the market value of our common stock, as measured under the Notes, at the time of the hedge exercise is greater than the Note conversion price. The note hedges were separate transactions apart from the Notes or warrants described below and were recorded as an adjustment to stockholders’ equity, net of deferred tax assets of $65.5 million.  Note holders have no rights with respect to the note hedges.

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

Warrants

Additionally, we sold warrants to acquire approximately 42.6 million shares of common stock, subject to anti-dilution and certain other customary adjustments, at a strike price of $30.14 per share, to the counterparties for an aggregate amount of $66.8 million.  The warrants were separate transactions apart from the Notes or note hedges and accounted for as an adjustment to stockholders’ equity.  Note holders have no rights with respect to the warrants.

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

In conjunction with issuing the Bonds in June 2009, we entered into $250.0 million notional value of interest rate swaps maturing on June 15, 2019, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month.  Amounts receivable/payable under the swaps will be net settled semiannually on June 15 and December 15. The interest rate swaps are designated fair value hedges against changes in the fair value of a portion of the Bonds.

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

Share Repurchases

We have repurchased IGT common stock to return value to shareholders and reduce outstanding share dilution. We used open market or privately negotiated transactions, such as accelerated share repurchases and structured share repurchases, or Rule 10b5-1 trading plans, depending on market conditions and other factors to achieve timing, cost, and volume objectives.

Years ended September 30,	2009	2008	2007
(In millions)
Shares	-	25.5	28.2
Aggregate cost	$-	$779.7	$1,118.5

Our remaining repurchase authorization totaled 7.7 million shares and we have no current plans to make additional share repurchases.  Our amended credit facility restricts us from repurchasing shares except within certain specified formulas set forth in the amended facility.

Financial Condition

			Increase
September 30,	2009	2008	(Decrease)
(In millions)
Assets	$4,388.2	$4,557.4	$(169.2)
Liabilities	3,420.9	3,648.4	(227.5)
Stockholders' equity	967.3	909.0	58.3

The decrease in total assets was primarily due to reduced cash, inventories and affiliate investments, partially offset by increased deferred offering costs related to debt refinancing. Liabilities decreased with lower accrued liabilities and debt. Stockholders’ equity increased with earnings, partially offset by note hedge and warrant transactions.

Contractual Obligations and Commercial Commitments

The following table summarizes expected effects on future liquidity and cash flows from our minimum contractual obligations and commercial commitments as of September 30, 2009.

	Payments due by fiscal years
	Total	2010	2011 to 2012	2013 to 2014	2015 and thereafter
(In millions)
Debt (1)	$2,162.3	$712.3	$100.0	$850.0	$500.0
Interest and fees on debt (1)	536.5	82.8	155.3	123.4	175.0
Letters of credit (1)	3.6	3.6	-	-	-
Jackpot winner payments (2)	754.6	155.5	142.7	117.2	339.2
Licenses, royalties & IP rights (3)	14.0	9.2	3.6	0.6	0.6
Operating leases (4)	40.2	14.9	18.8	5.7	0.8
Open purchase orders	86.3	86.3	-	-	-
CLS Joint Ventures (5)	13.3	4.9	8.4	-	-
Acquisition commitments (6)	5.0	4.4	0.6	-	-
Unfunded loans (7)	17.7	17.7	-	-	-
Totals	$3,633.5	$1,091.6	$429.4	$1,096.9	$1,015.6

(1)
Domestic credit facility interest resets periodically and was estimated using current rates. Letters of credit were issued under our credit facility to insure our payment to certain vendors and governmental agencies. Given current market conditions and recent trading prices for our common stock, we expect Debenture holders to exercise their put right in December 2009. See the MDA—Credit Facilities discussion earlier and Note 13 of our Consolidated Financial Statements for additional debt information.

(2)
Winner payments represent amounts due previous and future WAP jackpot winners. The timing and amount of future winner payments were estimated based on historical patterns of winners’ lump sum payment elections and discount rates effective at September 30, 2009. We maintain cash and investments at sufficient levels to fund jackpot liabilities for winner payments. See Notes 1 and 14 of our Consolidated Financial Statements for additional information about jackpot liabilities.

(3)	Unconditional amounts were recorded as liabilities at September 30, 2009. Amounts contingent on future game sales or placements are excluded.

(4)	See Note 15 of our Consolidated Financial Statements for additional information regarding operating leases.

(5)	See Note 3 of our Consolidated Financial Statements for additional information about our unconditional commitment to contribute capital to CLS joint ventures.

(6)	See Note 7 of our Consolidated Financial Statements for additional information about contingent earn-out consideration related to the acquisition of M-2-1.

(7)	See Note 1 of our Consolidated Financial Statements for additional information regarding loans yet to fund under development financing arrangements.

Liabilities related to unrecognized tax benefits of $114.3 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We do not expect the total amount of our unrecognized tax benefits to change significantly during the next twelve months. See Note 17 of our Consolidated Financial Statements related to unrecognized tax benefits.

Contingent severance payment obligations to certain executives were also excluded from the table above.

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

We do not expect any material losses to result from these arrangements, and we are not dependent on off-balance sheet financing arrangements to fund our operations. See Note 16 of our Consolidated Financial Statements for additional information about our off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to manage certain foreign currency exchange and interest rate risk. The primary business objective of our hedging program, as defined in our corporate risk management policy, is to minimize the impact of transaction, remeasurement, and specified economic exposures to our net income and earnings per share. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

Foreign Currency Risk

We routinely use forward exchange contracts to minimize our market risk exposure related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. The primary business objective of our economic hedging program is to minimize the impact to earnings from changes in foreign exchange rates. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. Counterparties to our agreements are major commercial banks.

We also hedge significant investments denominated in foreign currency with forward exchange contracts to protect the US dollar value of our investment. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency.

Hedging

The notional amount of forward contracts hedging our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency totaled $74.8 million at September 30, 2009 and $93.3 million at September 30, 2008. A 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. Generally, contract gain or loss should be offset by gain or loss on the underlying monetary exposures.

Translation

As currency rates change, translation of our foreign currency functional operations into US dollars affects year-over-year equity comparability. We do not generally hedge translation risk because cash flows from our international operations are typically reinvested locally. Currency exchange rates with the most significant impact to our translation include the British pound, Australian dollar, Japanese yen, Euro, South African rand, and Canadian dollar. Disregarding that rates can move in opposite directions resulting in offsetting gains and losses, we estimate a 10% change in exchange rates overall would have impacted our reported equity by approximately $24.7 million at September 30, 2009 and $24.4 million at September 30, 2008.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our cost to fund jackpots and corresponding gaming operations gross profit. If interest rates decline, jackpot cost increases and gross profit decreases. We estimate a hypothetical decline of 100 bps in applicable interest rates would have reduced our gross profit by approximately $14.5 million in fiscal 2009 and $14.4 million in 2008. We do not manage this exposure with derivative financial instruments.

Domestic Credit Facility

Fluctuations in LIBOR directly impact interest costs related to our domestic credit facility. We estimate a hypothetical increase of 100 bps in LIBOR would have increased our interest expense for fiscal 2009 by approximately $11.2 million and $8.0 million in fiscal 2008. We do not manage this exposure with derivative financial instruments. See Note 13 of our Consolidated Financial Statements for additional information about our domestic credit facility.

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

Our Debentures carrying value totaled $707.0 million with an estimated fair value of $706.2 million at September 30, 2009 and $900.0 million with a fair value of $846.0 million at September 30, 2008. Our Notes carrying value totaled $850.0 million with a fair value of $1.1 billion at September 30, 2009. See Note 13 of our Consolidated Financial Statements for additional information about our Debentures and Notes.

Bonds and Related Swaps

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchange fixed rates for variable rates without an exchange of the notional amount upon which they are based.

At September 30, 2009, the carrying value of our Bonds totaled $512.5 million with a fair value of $553.3 million, and the fair value of the interest rate swaps totaled $14.8 million. The swaps reduced our effective interest rate on the portion of the bonds hedged during the year ended September 30, 2009. See Notes 13 and 19 of our Consolidated Financial Statements for additional information about our Bonds and related swaps.

Investments in CLS

The value of our CLS investments is affected by changes in the Hong Kong dollar exchange rate and the trading price of CLS stock. The carrying value and fair value of our equity investment in CLS stock was $15.7 million at September 30, 2009 versus $12.2 million at September 30, 2008.

Our CLS convertible note investment is subject to interest rate risk and CLS stock price volatility. The CLS note carrying value and fair value was $78.4 million at September 30, 2009 versus $72.4 million at September 30, 2008. We are using 5-year forward contracts to mitigate foreign currency risk on approximately 70% of the note. See Note 3 of our Consolidated Financial Statements for additional information about our CLS investments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
International Game Technology
Reno, Nevada:

We have audited the accompanying consolidated balance sheets of International Game Technology and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. We have also audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 17 to the financial statements, the Company adopted accounting guidance relating to accounting for uncertainty in income taxes during the first quarter of fiscal 2008.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
December 1, 2009

CONSOLIDATED INCOME STATEMENTS

Years ended September 30,	2009	2008	2007
(In millions, except per share amounts)
Revenues
Gaming operations	$1,178.9	$1,337.9	$1,361.2
Product sales	935.1	1,190.7	1,260.2
Total revenues	2,114.0	2,528.6	2,621.4
Costs and operating expenses
Cost of gaming operations	495.1	559.8	538.2
Cost of product sales	467.3	549.7	602.4
Selling, general and administrative	425.1	458.5	397.9
Research and development	211.8	223.0	202.2
Depreciation and amortization	80.4	76.7	80.4
Restructuring charges	35.0	1.6	-
Loss on other assets	78.0	-	-
Total costs and operating expenses	1,792.7	1,869.3	1,821.1
Operating income	321.3	659.3	800.3
Other income (expense)
Interest income	62.0	67.4	82.0
Interest expense	(129.4)	(100.1)	(77.6)
Other	(15.9)	(35.8)	0.1
Total other income (expense)	(83.3)	(68.5)	4.5
Income before tax	238.0	590.8	804.8
Income tax provision	89.0	248.3	296.6
Net income	$149.0	$342.5	$508.2

Basic earnings per share	$0.51	$1.11	$1.54

Diluted earnings per share	$0.51	$1.10	$1.51

Cash dividends declared per share	$0.33	$0.57	$0.53

Weighted average shares outstanding
Basic	293.8	308.0	330.1
Diluted	294.5	310.4	336.1

See accompanying notes

CONSOLIDATED BALANCE SHEETS

September 30,	2009	2008
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$146.7	$266.4
Investment securities	21.3	-
Restricted cash and investments	79.4	108.0
Jackpot annuity investments	67.2	67.5
Accounts receivable, net	334.3	436.8
Current maturities of notes and contracts receivable, net	154.8	93.5
Inventories	157.8	218.3
Deferred income taxes	82.8	115.8
Other assets and deferred costs	189.4	163.8
Total current assets	1,233.7	1,470.1
Property, plant and equipment, net	558.8	590.9
Jackpot annuity investments	396.9	423.4
Notes and contracts receivable, net	249.4	148.2
Goodwill	1,151.5	1,158.5
Other intangible assets, net	259.2	248.9
Deferred income taxes	227.3	136.9
Other assets and deferred costs	311.4	380.5
	$4,388.2	$4,557.4
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current maturities of notes payable	$5.3	$16.0
Accounts payable	90.5	105.7
Jackpot liabilities	155.5	189.7
Accrued employee benefits	32.8	64.7
Accrued income taxes	9.4	15.3
Dividends payable	17.8	42.9
Other accrued liabilities	313.2	302.4
Total current liabilities	624.5	736.7
Notes payable, net of current maturities	2,169.5	2,247.1
Non-current jackpot liabilities	432.6	461.0
Other liabilities	194.3	203.6
	3,420.9	3,648.4
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized;
337.2 and 334.9 issued; 296.6 and 294.7 outstanding	0.1	0.1
Additional paid-in capital	1,264.1	1,262.0
Treasury stock at cost: 40.6 and 40.2 shares	(799.3)	(798.5)
Retained earnings	496.3	443.5
Accumulated other comprehensive income	6.1	1.9
	967.3	909.0
	$4,388.2	$4,557.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,	2009	2008	2007
(In millions)
Operations
Net income	$149.0	$342.5	$508.2
Adjustments:
Depreciation, amortization, and asset charges	276.8	286.0	265.5
Discounts and deferred issuance costs	11.0	5.3	10.5
Inventory obsolescence	13.0	22.6	10.1
Bad debt provisions	33.9	9.0	(6.0)
Share-based compensation	39.0	38.4	35.7
(Gain) loss on assets sold	(8.2)	(21.0)	(6.5)
Loss on investments	15.7	28.6	-
Gain on redemption of debt	(6.5)	-	-
Excess tax benefits from employee stock plans	(0.2)	(15.1)	(17.2)
Property insurance gains	-	-	(5.0)
Loss on other assets	78.0	-	-
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	8.1	(76.8)	(22.8)
Inventories	55.6	(83.0)	23.2
Other assets and deferred costs	1.0	(48.4)	25.6
Income taxes, net of employee stock plans	(35.2)	23.7	10.8
Accounts payable and accrued liabilities	6.3	(3.0)	36.6
Jackpot liabilities	(89.4)	(22.3)	(47.2)
Cash from operations	547.9	486.5	821.5
Investing
Capital expenditures	(257.4)	(298.2)	(344.3)
Proceeds from assets sold	13.8	34.1	13.7
Proceeds from property insurance	-	-	6.0
Investment securities, net	-	87.4	147.6
Jackpot annuity investments, net	54.3	45.7	29.4
Changes in restricted cash	29.0	(77.3)	12.4
Loans receivable cash advanced	(108.5)	(63.6)	(37.5)
Loans receivable payments received	8.2	20.5	18.8
Investments in unconsolidated affiliates	(12.0)	(30.0)	(105.6)
Business acquisitions, net of cash acquired	(15.8)	(84.3)	(37.2)
Cash from investing	(288.4)	(365.7)	(296.7)
Financing
Debt proceeds	2,986.2	1,082.4	1,463.1
Debt repayments	(3,083.8)	(328.3)	(792.7)
Debt issuance costs	(65.4)	-	(17.5)
Warrant proceeds	66.8	-	-
Convertible note hedge purchases	(177.3)	-	-
Employee stock plan proceeds	13.4	70.9	65.5
Share repurchases	-	(779.7)	(1,118.3)
Excess tax benefits from employee stock plans	0.2	15.1	17.2
Dividends paid	(121.3)	(175.6)	(173.8)
Cash from financing	(381.2)	(115.2)	(556.5)
Foreign exchange rates effect on cash	2.0	(0.5)	(1.6)
Net change in cash and equivalents	(119.7)	5.1	(33.3)
Beginning cash and equivalents	266.4	261.3	294.6
Ending cash and equivalents	$146.7	$266.4	$261.3

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Years Ended September 30,	2009	2008	2007
(In millions)
Investment securities
Purchases	$-	$(30.1)	$(838.5)
Proceeds from sales	-	117.5	986.1
Net	$-	$87.4	$147.6
Jackpot funding
Change in jackpot liabilities	$(89.4)	$(22.3)	$(47.2)

Jackpot annuity purchases	(13.6)	(21.4)	(35.6)
Jackpot annuity proceeds	67.9	67.1	65.0
Net change in jackpot annuity investments	54.3	45.7	29.4
Net jackpot funding	$(35.1)	$23.4	$(17.8)
Capital expenditures
Property, plant and equipment	$(37.7)	$(92.5)	$(134.1)
Gaming operations equipment	(180.8)	(190.6)	(194.4)
Intellectual property	(38.9)	(15.1)	(15.8)
Total	$(257.4)	$(298.2)	$(344.3)
Payments
Interest	$75.5	$61.3	$26.7
Income taxes	126.1	222.5	287.6
Non-cash investing and financing items:
Accrued capital asset additions	$4.2	$8.4	$9.0

Business acquisitions/purchase price adjustments
Fair value of assets	$21.8	$116.9	$45.8
Fair value of liabilities	6.0	32.6	8.6

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30,	2009	2008	2007
(In millions)

Common stock
Shares issued
Beginning shares	334.9	731.4	720.5
Employee stock plans	2.3	3.5	3.6
Debentures converted	-	-	7.3
Treasury share retirement	-	(400.0)	-
Ending shares	337.2	334.9	731.4
Ending balance	$0.1	$0.1	$0.1

Additional paid-in capital
Beginning balance	$1,262.0	$2,040.3	$1,864.2
Employee stock plans
Proceeds	13.4	70.9	65.5
Share-based compensation	39.0	38.4	35.7
Tax benefit	(5.0)	18.0	26.2
Debentures converted	-	-	48.7
Purchase of note hedges	(177.3)	-	-
Tax benefit on note hedges	65.2	-	-
Proceeds from sale of warrants	66.8	-	-
Treasury share retirement	-	(905.6)	-
Ending balance	$1,264.1	$1,262.0	$2,040.3

Treasury stock
Beginning balance	$(798.5)	$(3,722.1)	$(2,603.6)
Treasury shares acquired	-	(779.7)	(1,118.5)
RSA forfeitures	(0.8)	(1.0)	-
Treasury share retirement	-	3,704.3	-
Ending balance	$(799.3)	$(798.5)	$(3,722.1)

Retained earnings
Beginning balance	$443.5	$3,108.4	$2,774.9
Dividends declared	(96.2)	(174.2)	(174.7)
Net income	149.0	342.5	508.2
Adoption of guidance for uncertainty in income taxes	-	(34.5)	-
Treasury share retirement	-	(2,798.7)	-
Ending balance	$496.3	$443.5	$3,108.4

Accumulated other comprehensive income (loss)
Beginning balance	$1.9	$26.0	$6.4
Other comprehensive income (loss)	4.2	(24.1)	19.6
Ending balance	$6.1	$1.9	$26.0

Unrealized gains (losses) on securities	$4.2	$(3.3)	$3.9
Foreign currency translation	1.9	5.2	22.1

Comprehensive income (loss)
Net income	$149.0	$342.5	$508.2
Other comprehensive income (loss)
Unrealized holding gain (loss)	8.1	(10.2)	6.3
Income tax (provision) benefit	(0.6)	3.0	(2.4)
Foreign currency translation	(3.3)	(16.9)	15.7
Total comprehensive income	$153.2	$318.4	$527.8

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated. We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. This annual report on Form 10-K includes subsequent events evaluated for potential recognition and disclosure through the date of financial statement issuance on December 2, 2009.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below. The results of operations for fiscal 2009 include 53 weeks versus 52 weeks in fiscal 2008 and 2007.

Fiscal Year End
Actual	Presented as
October 3, 2009	September 30, 2009
September 27, 2008	September 30, 2008
September 29, 2007	September 30, 2007

Use of Estimates

Our consolidated financial statements are prepared in conformity with US GAAP. Accordingly, we are required to make estimates, judgments, and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Our most significant estimates include revenue recognition, goodwill, other intangible assets, prepaid and deferred royalties, jackpot liabilities, inventory obsolescence, income taxes, share-based compensation, and bad debt.  We evaluate our estimates on a regular basis and actual results may differ from initial estimates.

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

Gaming Operations

Gaming operations revenues are generated from providing customers with our proprietary electronic gaming equipment and related network systems, licensing, and services under a variety of recurring revenue arrangements, including WAP, CDS, stand-alone participation and flat fee, equipment leasing and rental, and online gaming solutions.

WAP systems consist of linked slot machines located in multiple casino properties, connecting to an IGT central computer system. WAP games differ from stand-alone units in that a progressive jackpot increases with every wager until a player wins the top award combination. Casinos with IGT WAP machines pay a percentage of the coin-in (amounts wagered) for IGT services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems, as well as funding and administration of the progressive jackpot.

Revenues from CDS, stand-alone and other equipment leasing or rentals are recognized based on a percentage of the net win or on a fixed daily/monthly fee or rental basis. Online gaming solutions encompass online casino gaming software and content licensing, as well as back office operational support services. All online gaming solutions are provided under revenue sharing arrangements based on net gaming revenues.

Product Sales

Our product sales revenues are generated from the sale of electronic gaming equipment and network systems, as well as licensing, services, and component parts. Certain of our products are deemed software-related for accounting purposes and revenue is recognized in accordance with software accounting guidance. Time-based licensing and maintenance fees are typically recognized ratably over the term of the agreement.

Our credit sales terms are predominately 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, and these contracts are typically paid within their terms.

Multiple Element Arrangements

The majority of our multiple element contracts are for some combination of machines, network systems, license fees, maintenance, training, and other services. The contracts separately state pricing for each deliverable based on our standard price list and VSOE is determined by the price charged for each deliverable when it is sold separately. VSOE for maintenance agreements is determined based on the annual renewal rates. The terms of performance, cancellation, termination, or refunds in our multiple element contracts are similar to those for an individual stand-alone deliverable.

Revenues for each deliverable are recognized when the revenue recognition criteria for that element has been met. If we are unable to establish VSOE for any undelivered element, revenue is generally deferred until all elements have been delivered or until VSOE can be determined. If we do not have VSOE for a delivered element, the VSOE of the undelivered elements is deferred, and the remaining portion is allocated to the delivered elements and recognized as revenue under the residual method. When machines are sold in combination with a leased system on which the machines depend for essential functionality, machine revenues are recognized ratably over the system lease contract term.

Deferred Revenue

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition. Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment. Deferred revenue balances below were primarily related to product sales and included in other liabilities.

September 30,	2009	2008
Current	$101.7	$60.9
Non-current	20.3	1.2
Total	$122.0	$62.1

Jackpot Accounting

Jackpot Liabilities and Expense

We incur and accrue jackpot liabilities with every wager on a device connected to an IGT WAP system. A portion of the casino fees paid to IGT is used for the funding and administration of WAP jackpot payments. Jackpot expense (included in Cost of Gaming Operations) represents the estimated cost to fund jackpots and is subject to changes in the discount or interest rates used to present value WAP jackpot liabilities due future winners.

Our WAP jackpots are generally payable in equal annual installments over 20 to 26 years or immediately in the case of instant win systems. Winners may elect to receive a lump sum payment for the present value of the jackpot discounted at applicable interest rates in lieu of periodic annual installments. Discount rates eligible for use in the lump sum payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

Jackpot liabilities are comprised of payments due previous winners, as well as amounts due future winners of WAP jackpots not yet won. Previous winner liabilities for periodic payments are carried at the accreted cost of jackpot annuity investments in qualifying US government or agency securities used to fund future periodic payments. Liabilities due future winners are revalued and recorded at the present value of the amount carried on WAP meters for jackpots not yet won.

We estimate the present value of jackpot liabilities due future winners using current market prime, treasury, or agency rates weighted with historical lump sum payout election ratios. The most recent historical patterns indicate that approximately 85% of winners will elect the lump sum payment option. Additionally, we estimate current liabilities for jackpots not yet won based on historical experience with winner payment elections, in conjunction with the theoretical projected number of jackpots.

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

WAP Systems Interest (included in Other Income/Expense)

Interest income accretion on jackpot annuity investments used to fund periodic payments is offset by interest expense accretion on related jackpot liabilities for payments due previous winners. The interest income and expense accrete at approximately the same rate and vary depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems annuity interest accretion totaled $27.5 million in fiscal 2009, $28.6 million in 2008, and $31.3 million in 2007.

We also hold a significant amount of cash and short-term investments related to our WAP operations on which we earn interest income.

Share-based Compensation

We adopted fair value recognition of all share-based compensation at the beginning of fiscal 2006, using the modified prospective transition. Prior to fiscal 2006, share-based compensation was recognized under the intrinsic value method, which resulted in compensation expense recorded only for restricted stock awards and modified or acquired unvested options. See Note 6.

Share-based compensation is measured at fair value on the grant date reduced for estimated forfeitures. We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. We expense share-based compensation over the applicable vesting period using the straight-line method for service-based awards and the accelerated method for performance-based awards. Compensation for share-based awards granted prior to the beginning of fiscal 2006 was recognized under the accelerated method.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $16.1 million in fiscal 2009, $22.3 million in 2008, and $19.9 million in 2007.

Research and Development

Our products reach technological feasibility shortly before the products are released and therefore R&D costs are generally expensed as incurred. Employee related costs associated with product development are included in R&D costs. Certain R&D performed for specific customers is charged to cost of product sales when the related sale is recorded.

Income Taxes

Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. Net current and non-current deferred tax assets or liabilities are determined separately for federal, state, and foreign jurisdictions.

Accrued income taxes are reduced by the tax benefits from employee stock options exercised. We receive an income tax benefit on the difference between the market price of the stock issued at the time of exercise and the option price. Our provision for income taxes includes interest, penalties and reserves for uncertain tax positions.

At the beginning of fiscal 2008, we adopted new accounting guidance related to accounting for uncertainty in income taxes which required the recognition of uncertain tax positions taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue.

A recognized tax position is recorded in the financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Changes in judgment resulting in subsequent recognition, de-recognition, or adjusted measurement of a tax position taken in a prior annual period, including any related interest and penalties, are recognized as discrete items during the period in which the change occurs. See Note 17.

Earnings Per Share

We compute EPS using the weighted average number of common and potential shares outstanding. See Note 18.

Cash and Equivalents

Cash and equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less. The majority of our cash equivalents are in 100% US Treasury-backed money market funds.

Investment Securities

Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Trading securities are reported at fair value, with unrealized gains or losses recognized in earnings. See Notes 8 and 20.

Receivables

Equipment Financing Contracts

We grant extended payment terms to qualifying customers under contracts of sale. These contracts are generally for terms of one to five years, secured by the related equipment sold, with interest recognized at prevailing rates.

Facility Notes

We provide development financing loans to select customers for new or expanding gaming facilities, generally under terms of one to seven years with interest recognized at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its floor space for the placement of IGT proprietary games, which may be reduced if the machines do not meet certain performance standards. These agreements may call for IGT to receive a portion of the net win on these proprietary games as repayment for some or all of the amounts financed.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to trade receivables, as well as notes and contracts receivable, where collection has been deemed a high risk. We analyze historical customer collection trends, concentrations, creditworthiness, and changes in terms, as well as current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand.

Property, Plant and Equipment

We depreciate property, plant and equipment down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Depreciation and asset charges related to gaming operations equipment are recorded to cost of gaming operations. Proceeds from gaming operations equipment sold are reflected in investing cash flows.

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

We measure and test goodwill and other intangible assets not subject to amortization for impairment at least annually or more often if there are indicators of impairment. We regularly evaluate our portfolio of finite-lived intangibles to determine if changes or circumstances indicate the carrying values may not be recoverable or a change in remaining useful life is needed. Indicators that could trigger an impairment review include changes in legal and regulatory factors, market conditions, and operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets and recognized as a component of income from operations.

Other Assets

Other assets are comprised of deferred licensing rights and other expenses, investments in unconsolidated affiliates, uncertain tax positions, and refundable deposits.

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

Strategic investments in unconsolidated affiliates are presented in other non-current assets, separate from investment securities held for a return. Equity investments in unconsolidated affiliates not accounted for under the equity method and restricted for more than one year are recorded under the cost method. All other investments in unconsolidated affiliates not accounted for under the equity method are available-for-sale securities carried at fair value. Unrealized holding gains or losses are recorded in other comprehensive income, except those hedged with designated fair value foreign currency derivatives are recognized in other income (expense). See Note 3.

Derivatives

We use derivative financial instruments to manage certain foreign currency exchange and interest rate risk. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

We recognize derivative financial instruments as either assets or liabilities at fair value. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. We record derivative financial instruments on a net basis with counterparties for which a master netting arrangement has been executed. Derivative gains and losses are generally recognized in other income (expense). See Note 19.

Foreign Currency Hedging

We routinely use derivative financial instruments to minimize our market risk exposure related to our monetary assets and liabilities denominated in nonfunctional foreign currencies. The primary business objective of our hedging program is to minimize the impact to earnings from changes in foreign exchange rates. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. Counterparties to our agreements are major commercial banks. These forward exchange contracts are not designated hedges and gains or losses are recognized in other income (expense).

We hedge significant investments denominated in foreign currency with forward exchange contracts to protect the US dollar value of our investment. These forward exchange contracts are designated fair value hedges. These derivative gains or losses are recorded in other income (expense) together with the offsetting gains or losses on the change in the investment’s fair value attributable to the changes in foreign currency rates. Time value is excluded from effectiveness testing.

Interest Rate Management

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchange fixed rates for variable rates without an exchange of the notional amount upon which they are based.

These swaps are designated fair value hedges because they protect us against changes in the fair value of a portion of our fixed rate borrowings due to interest rate movements. We recognize the gains or losses from the changes in fair value of the swaps, as well as the offsetting change in the fair value of the hedged designated portion of long-term debt, in other income (expense). Ineffectiveness, if any, is also recorded in other income (expense). Amounts receivable or payable under the swaps are net settled and recorded as a net receivable or payable with corresponding adjustments to interest expense.

Negotiated Share Repurchase Transactions

As part of our capital deployment activities, we have used share repurchases to return capital to our shareholders and to reduce outstanding share count dilution. We may use open market and negotiated share repurchase transactions to achieve our timing, cost, and volume objectives.

Our ASR (accelerated share repurchase) transactions allowed us to purchase a targeted number of shares immediately with the final purchase price of those shares determined by their average market price over a fixed measurement period. The ASR intends to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market share repurchase program. The ASR also guaranteed repurchase of a large number of shares while limiting our price risk through the use of a floor and cap feature. The result of this transaction was reflected in the treasury stock component of shareholders equity.

In accordance with accounting guidance for an accelerated share repurchase program, we accounted for the ASR transactions as an immediate reduction of outstanding shares for basic and diluted earnings per share. Additionally, our ASR contracts qualified for equity classification in accordance with accounting guidance for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, because settlement was based on our stock price and we were not required to deliver additional shares or pay additional cash upon settlement.

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

Fair Value Measurements

At the beginning of fiscal 2009, we adopted new fair value accounting guidance which refined the definition of fair value, established a framework for measuring fair value, and permitted the election of fair value measurement with unrealized gains and losses on designated items recognized in earnings at each subsequent period for certain financial assets and liabilities. We elected to apply the new fair value definition and framework for non-financial assets and liabilities at the beginning of fiscal 2010.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

ª	Level 1 - Quoted market prices in active markets for identical instruments

ª	Level 2 - Quoted market prices for similar instruments, using observable market based inputs or unobservable inputs corroborated by market data

ª	Level 3 - Unobservable inputs using our own assumptions when observable inputs are unavailable

Certain financial instruments recorded at fair value are described in more detail in Note 20, along with valuation methods and assumptions used to estimate fair value when quoted market prices are not available. Changes in assumptions or valuation methods could affect fair value estimates.

Hurricane Damage Insurance Recoveries

In March 2007, we negotiated a final insurance settlement of $18.0 million related to 2005 US Gulf Coast hurricane damages which destroyed or temporarily shut down our gaming operations machines. As a result, we received a $13.0 million final payment, net of $5.0 million previously advanced, and recorded insurance gains of $5.0 million, net of $1.0 million previously accrued, for property damages in cost of gaming operations, and $12.0 million for business interruption in SG&A.

Recently Issued Accounting Standards

Revenue Arrangements With Multiple Deliverables and Software Elements

In October 2009, the FASB issued two ASUs providing new revenue recognition guidance with respect to revenue arrangements that include software elements and multiple deliverables. Under the new guidance, tangible products, containing both software and nonsoftware components that function together to deliver a tangible product’s essential functionality, will not be subject to software revenue accounting. This new guidance also establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on VSOE, third-party evidence, or estimated selling price.

Additional disclosures will be required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. This new guidance is effective for fiscal years beginning on or after June 15, 2010, and we have elected to early adopt prospectively for new or materially modified arrangements entered into on or after the beginning of our first quarter in fiscal 2010. We continue to evaluate the extent to which this new guidance will impact the timing of our revenues and expect many of IGT’s products, such as machines, will no longer be accounted for as software, allowing for revenue recognition earlier in certain bundled arrangements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance which requires us to reassess our primary beneficiary position for all VIE arrangements based on qualitative factors on an on-going basis. This guidance is effective for our first quarter of fiscal 2011 and must be adopted through a cumulative-effect adjustment (with a retrospective option). We continue to evaluate the extent to which this will impact our results of operations, financial position, or cash flows.

Accounting Standards Codification

In June 2009, new accounting guidance was issued which established the FASB Accounting Standards Codification as the single source of authoritative US GAAP. Adoption of this guidance during our quarter ended September 30, 2009 changed the way we reference accounting standards and did not have a material impact on our financial statements.

Subsequent Events

In May 2009, new accounting guidance was issued which established principles and requirements for reporting events or transactions occurring after the balance sheet date. The guidance requires us to disclose the date through which subsequent events have been evaluated and whether it is the date the financial statements were issued. It also requires an entity to consider pro forma financial information disclosures if an unrecognized subsequent event is significant and to reissue financial statements filed with the SEC or other regulatory agencies if failure to do so could make the financial statements misleading. Adoption of this new guidance for our quarter ended June 30, 2009 did not have a material impact on our financial statements.

Other-Than-Temporary Impairments

In June 2009, we adopted new accounting guidance issued in April 2009 requiring us to determine and recognize impairment on a debt security if we intend to sell or it is more likely than not that we will be required to sell the security before recovery. If we do not expect to recover the entire amortized cost of the security, impairment related to credit loss is recognized in earnings and impairment related to other factors is recognized in other comprehensive income.

This guidance also requires interim and annual disclosures by major security types of the amortized cost basis, as well as methods and significant inputs used to measure credit losses, along with a tabular roll forward schedule if a portion of the impairment is recognized in earnings. Adoption of this new guidance did not have a material impact on our financial statements

Participating Securities in Share-Based Payment Transactions

In June 2008, new guidance was issued for determining whether instruments granted in share-based payment transactions are participating securities, mandating that unvested share-based payment awards  containing non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in our computation of EPS using the two-class method. This change is effective for our first quarter of fiscal 2010 and requires retrospective application for all periods presented. We estimate our revised computation will incorporate unvested restricted stock awards as participating securities and reduce our annual diluted EPS up to $0.01 per share.

Convertible Debt Instruments

In May 2008, new guidance was issued requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion. The implied value of the debt component equals that of a similar liability reflecting a borrowing rate for nonconvertible debt. The equity component is the residual difference between the proceeds and the implied value of the debt component.

This change is effective for our first quarter of fiscal 2010 and requires retrospective application for all periods presented. We estimate the impact of this new accounting for fiscal years 2009 and 2010 will increase annual non-cash interest expense approximately $30.0 million, reducing diluted EPS approximately $0.07, related to our Debentures and Notes.

Derivative Instruments and Hedging Activities

In January 2009, we adopted new accounting guidance issued in March 2008 to require additional qualitative and quantitative disclosures about how and why we use derivative instruments and hedging activities, including the accounting methods used and the impact on our financial statements. See Note 19.

Business Combinations and Noncontrolling Interests

In December 2007, new accounting guidance was issued revising the method of accounting for a number of aspects of business combinations and noncontrolling interests (i.e. minority interests), such that more assets and liabilities will be measured at fair value as of the acquisition date. Certain contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense, rather than adjusted through goodwill. This change is effective for our first quarter in fiscal 2010 and requires retrospective application for all prior comparative financial statements presented (e.g. reclassification of noncontrolling interests to appear in equity).

Fair Value Measurements

In September 2006, new accounting guidance was issued which refined the definition of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. We adopted this guidance for financial assets and liabilities effective October 1, 2008 and will apply this guidance for non-financial assets and liabilities beginning October 1, 2009.

In February 2007, additional accounting guidance was issued permitting the election of fair value measurement for many financial instruments and certain other items, with unrealized gains and losses on designated items recognized in earnings at each subsequent period. This guidance also established presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We adopted this new guidance effective October 1, 2008 and elected the fair value option for our ARS put rights obtained in November 2008. See Note 8.

In June 2009, we adopted new accounting guidance issued in April 2009 to require quarterly fair value disclosures of financial instruments (previously required only annually) and further expanded disclosures about the methods and significant assumptions used to estimate fair value.

Adoption of this new guidance did not have a material impact on our financial statements. See Note 20 for additional information regarding our fair value measurements.

2.	Restructuring

In response to reduced demand, we have been conducting an ongoing company-wide strategic review of our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook.  During fiscal 2009, we reduced our global workforce by approximately 16% from September 30, 2008 levels through a combination of voluntary and involuntary separation arrangements.

Resulting restructuring charges for the year ended September 30, 2009 totaled $35.0 million, net of $3.4 million in forfeited stock compensation. The remaining accrued costs are expected to be paid over the next several quarters.

Accrued restructuring costs as of and for the year ended September 30, 2009

(In millions)
Severance and benefits	$35.0
Lease termination costs	2.2
Other costs	1.2
Total accrued costs	38.4
Cash paid	(33.3)
Remaining accrued costs	$5.1

3.	Variable Interest Entities and Investments in Unconsolidated Affiliates

Variable Interest Entities

As the primary beneficiary, we consolidate our VIE WAP trusts in Iowa and New Jersey. The trusts are primarily responsible for administering jackpot payments to winners. The consolidation of these VIE trusts primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. In conjunction with regulatory changes, the Iowa Trust was dissolved with its remaining assets and liabilities transferred to IGT in December 2008. Consolidated VIE trust assets and equivalent liabilities totaled $91.3 million at September 30, 2009 and $108.2 million at September 30, 2008.

Investments in Unconsolidated Affiliates

Las Vegas Gaming International

In October 2008, we entered into a strategic business arrangement with LVGI, an innovator in gaming software applications and hardware, whereby LVGI agreed to create applications for IGT’s server-based gaming systems, and IGT agreed to purchase certain shares in LVGI. We advanced $1.5 million in July 2008 and paid $10.3 million in October 2008 to LVGI for a total investment of $11.8 million to receive 4.7 million shares of LVGI convertible perpetual cumulative preferred stock and warrants to purchase an additional 1.5 million common shares. In February 2009, we advanced $1.5 million with LVGI as a refundable deposit against a second potential investment.

As LVGI is not a publicly traded company and the preferred stock did not meet all the characteristics of in-substance common stock, this investment was accounted for under the cost method. The warrants were not accounted for separately as they did not qualify as freestanding derivatives. In late August 2009, LVGI publicly stated that it lacked the funding to satisfy its current obligations or sustain expected working capital requirements for its current fiscal year and further, is unable to make cash flow forecasts based on reasonably objective assumptions. As a result of significant adverse changes in the expected financial performance of LVGI, together with an evaluation of our long-term gaming systems strategy, we determined our investment was fully impaired at September 30, 2009 and recorded $13.3 million of other-than-temporary impairment.

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

The fair value of our investment in PGIC's senior subordinated convertible notes, including accrued interest, was $6.3 million in January 2009 when it was attributed to consideration paid for certain PGIC assets acquired. See Note 7. PGIC subsequently filed a petition for relief under Chapter 7 of the US Bankruptcy Code. The investment carrying value was reduced to zero concurrent with the asset acquisition.

Previous to the asset acquisition, the notes were accounted for as available-for-sale securities with the discount amortized to interest income. The notes’ conversion option, contingent interest feature, and change of control put, were accounted for separately as a single, bundled, compound embedded derivative. The warrants were also accounted for separately as freestanding derivatives.

We recorded a loss of $0.9 million on the notes investment during fiscal 2009. The embedded derivatives and warrants had a combined fair value of zero at September 30, 2009, after recording losses of $1.2 million during fiscal 2009 and $7.2 million in 2008.

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

At September 30, 2009, our CLS stock investment was accounted for as an available-for-sale security with adjusted cost basis, fair value, and unrealized gain/loss reflected in the aggregate available-for-sale table below. We changed from the previous accounting for this investment under the cost method during the third quarter of fiscal 2009 as the selling restriction was within one year of expiration.

At September 30, 2008, the fair value of the stock investment was $12.2 million, and we recorded an other-than-temporary loss of $21.4 million because it had been in a loss position for several months and local business conditions surrounding new regulations were uncertain.

Convertible Notes Receivable

Additionally in May 2007, we invested $72.0 million, including transaction costs, in a 4% zero-coupon unsecured convertible note of CLS due May 31, 2015, which becomes partially or wholly convertible after three years at a split-adjusted initial conversion price of HK$0.96 per share. CLS may call the note for redemption in full at accreted value under certain circumstances on or after May 31, 2012. IGT may require CLS to repay a portion of or the entire note at accreted value on May 31, 2012.

This note is accounted for as an available-for-sale security with adjusted cost basis, fair value, and unrealized gain/loss reflected in the aggregate available-for-sale table below. The unrealized loss recorded in other comprehensive income at September 30, 2008 was considered temporary because CLS had sufficient cash to satisfy the obligation. We determined that no feature met the definition of a derivative requiring bifurcation at September 30, 2009. See Note 19 about related foreign currency derivatives.

IGT simultaneously entered into a cooperative agreement to provide technical support, assistance, and consulting services to CLS and exclusively explore opportunities for providing products and services in connection with the China Welfare Lottery. IGT is restricted from selling or transferring any of its shares in CLS or the convertible note for three years, after which either party may terminate exclusivity provisions and IGT may sell or transfer its shares in CLS or the convertible note.

Joint Ventures

In September 2007, we established a 50/50 joint venture, IGT Synergy Holding Ltd., to explore opportunities in connection with the China Welfare Lottery; and in September 2009, we formed Asiatic Group Ltd. for Bingo and Electronic Lottery Games, also a 50/50 joint venture. As of September 30, 2009, we had funded $1.2 million of a $14.5 million unconditional commitment to contribute capital to CLS joint ventures over the next two years. We account for these joint ventures under the equity method and recognized losses of $0.3 million in fiscal 2009 and $0.1 million in 2008.

Walker Digital Gaming, LLC

In February 2006, IGT paid $56.0 million for a 10% equity interest in WDG, formerly known as Casino IP Holdings, LLC, a VIE formed with our involvement to hold, develop, and license WDG IP identified for gambling use. In January 2008, we invested $14.0 million in WDG for an additional 2% equity interest and committed to fund a $60.0 million royalty advance in annual $15.0 million installments. This relationship was designed to facilitate development, introduction, and integration of WDG gaming application concepts into IGT product lines.

We determined IGT was not the primary beneficiary of the WDG VIE because IGT did not provide more than half of the total equity or financial support and accounted for this investment under the equity method. There were no other terms of the arrangement, explicit or implicit, that could have required IGT to provide additional financial support. We recognized losses from this unconsolidated affiliate, largely comprised of intangible asset amortization, of $5.2 million in fiscal 2009, $5.8 million in 2008, and $5.3 million 2007.

In August 2009, we paid $20.0 million to WDG in connection with an agreement to extinguish the royalty commitment, eliminate future IGT royalty obligations, relinquish our WDG equity ownership, and restructure IP rights and ownership. This new agreement supersedes and terminates all other previous IP license agreements between WDG and IGT. We paid an additional $5.0 million in October 2009 upon the finalization of certain third-party IP license arrangements. This new agreement triggered a VIE reconsideration event and we determined that IGT no longer holds any variable interest in WDG.

As a result of this exchange and related evaluation of the future business outlook pertaining to the use of these IP rights, in the fourth quarter of fiscal 2009 we recorded a loss of $78.0 million. The equity investment, deferred royalties and related accrued commitment were eliminated and we recorded patent additions in intangible assets of $24.8 million of patents ($20.0 million in cash and $4.8 million of other assets). See Note 12.

Aggregate Available-for-sale Investments in Unconsolidated Affiliates

		Adjusted	Unrealized	Fair
September 30,		Cost	gain (loss)	Value*
(In millions)
2009	CLS Stock	$12.2	$3.5	$15.7
	CLS Convertible Note	77.9	0.5	78.4
	Total	$90.1	$4.0	$94.1

2008	PGIC Convertible Note	$6.7	$0.1	$6.8
	CLS Convertible Note	74.5	(2.1)	72.4
	Total	$81.2	$(2.0)	$79.2

* See Note 20 for factors related to fair values.

4.	Inventories

September 30,	2009	2008
(In millions)
Raw materials	$74.9	$99.8
Work-in-process	6.7	9.5
Finished goods	76.2	109.0
Total	$157.8	$218.3

5.	Property, Plant and Equipment

September 30,	2009	2008	Useful lives
(In millions)			(years)
Land	$62.7	$62.9
Buildings	230.0	225.6	40
Leasehold improvements	14.5	12.8	1-5
Machinery, furniture and equipment	300.2	300.6	3-10
Gaming operations equipment	832.4	816.6	1-5
Total	1,439.8	1,418.5
Less accumulated depreciation	(881.0)	(827.6)
Property, plant and equipment, net	$558.8	$590.9

Interest of $1.9 million was capitalized during fiscal 2008 related to the completion of our Las Vegas facility construction.

6.	Employee Benefit Plans

We have established a variety of employee benefit programs to attract, retain and motivate employees.

Cash Incentives

Our profit sharing and 401(k) plan was adopted for US employees. IGT matches 100% of an employee’s contributions up to $750 per year. Participants immediately vest in their contributions and IGT’s matching contributions. Additionally, IGT may contribute a portion of profits to eligible employees, which vest over a six-year period. Cash sharing is distributed semi-annually to all eligible employees and management bonuses are paid annually to selected employees.

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

Benefits accrued for these plans totaled $38.8 million in fiscal 2009, $75.1 million in 2008, and $93.6 million in  2007.

Share-based Compensation

The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New IGT shares are issued upon option exercises or restricted share grants.

IGT restricted share awards are earned over the employee’s service (vesting) period, and hold no further restrictions upon vesting. Performance-based awards vest based on achievement of specific financial and operational goals as established in advance by the Compensation Committee. Unrecognized costs related to all share-based awards outstanding at September 30, 2009 totaled $63.1 million and are expected to be recognized over a weighted average period of 1.7 years.

Stock Incentive Plan (SIP)

Under the IGT SIP, eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest based on time of service or performance. Stock options are generally granted at an exercise price equal to the market price on the date of grant, with a 10-year contractual term. SIP grants generally vest over 3-5 years in ratable annual increments. At September 30, 2009, 24.0 million shares were available for grant under the IGT SIP and restricted shares granted count as four shares against this allowance.

Stock Options Exchanged

On November 4, 2009, IGT granted 2.7 million employee stock options with an exercise price of $18.60 per share in exchange for the 5.3 million underwater employee stock options surrendered in a share holder approved exchange offer that expired on November 3, 2009. The newly granted options have a six-year contractual term and will vest ratably over two years.

Stock options activity as of and for the year ended September 30, 2009

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	16,780	$32.06
Granted	4,921	10.70
Exercised	(512)	16.38
Forfeited	(1,466)	28.03
Expired	(1,701)	33.38
Outstanding at end of period	18,022	$26.88	6.4	$48.0

Vested and expected to vest	17,902	$26.94	6.4	$47.2

Exercisable at end of period	9,988	$30.58	4.7	$6.6

Restricted shares activity as of and for the year ended September 30, 2009

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,663	$35.72
Granted	1,171	10.71
Vested	(524)	34.58
Forfeited	(310)	27.45
Outstanding at end of period	2,000	$22.60	2.4	$39.9

Expected to vest	1,890	$21.74	2.4	$37.7

Employee Stock Purchase Plan

Under the IGT qualified employee stock purchase plan, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price is equal to 85% of the market price of our stock on the grant date or exercise date, whichever is less. Approximately 671,000 shares were issued in February 2009 under this plan. Based on enrollment through September 30, 2009, we expect to issue approximately 1.2 million shares in February 2010 under this plan. At September 30, 2009, 1.9 million shares were available for future grants.

Additionally, eligible UK employees may enroll annually in the Barcrest Savings Related Share Option Scheme established in January 1999. Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. No shares were issued during fiscal 2009 under this plan and approximately 600,000 shares were available for grant at September 30, 2009. Based on enrollment through September 30, 2009, we expect to issue approximately 207,000 shares under this plan over the next seven years.

Option Valuation Assumptions

Years Ended September 30,	2009	2008	2007

Expected volatility	0.60	0.31	0.26
Expected dividends	4.84%	1.32%	1.26%
Expected term (in years)	4.4	4.4	4.2
Risk free rate	1.83%	2.61%	4.57%

Reported Share-based Compensation

Years Ended September 30,	2009	2008	2007
(In millions)
Pre-tax	$39.2	$38.4	$35.7
Tax benefit	(11.9)	(11.6)	(10.3)
After-tax	$27.3	$26.8	$25.4

Other Share-based Compensation Information

Years Ended September 30,	2009	2008	2007
(In millions, except per share amounts)
Weighted average grant date fair value per share:
Options granted	$3.71	$8.72	$9.50
Restricted shares granted	$10.71	$35.56	$42.56

Total intrinsic value of options exercised	$1.9	$57.3	$66.3
Total fair value of restricted shares vested	5.7	16.5	13.1
Tax benefit realized for tax return deductions	2.7	26.2	26.9

7.	Business Acquisitions

Progressive Gaming International Corp.

In January 2009, we acquired certain operating assets of PGIC. The purchase consideration totaled $23.6 million, including $17.3 million in cash and $6.3 million of fair value from our note investment with accrued interest. See Note 3. Certain global assets and operations of PGIC were integrated with respective IGT offices serving Europe, Asia, Australia, Latin America, Canada, and the US. We believe this purchase will provide IGT with additional market opportunities using the PGIC technology to augment our current systems product offerings and increase our systems installed base.

We allocated the purchase consideration to:

ª	tangible assets of $13.5 million, including cash of $1.8 million

ª	identifiable intangible assets of $15.3 million

ª	in-process R&D of $0.8 million with no future alternative use, immediately charged to R&D

ª	liabilities of $6.0 million

Cyberview Technology, Inc.

In July 2008, we paid approximately $88.6 million for substantially all of the assets of Cyberview, a group of companies, that develop, produce, and implement innovative, integrated gaming systems solutions. The purchase price included a separate license agreement providing rights to certain additional Cyberview patents. We anticipate this purchase will enable more immediate access to licensed betting office and video lottery markets in Europe, as well as further strengthen our IP portfolio and enhance our server-based initiatives.

We allocated the purchase price to:

ª	tangible assets of $30.8 million, including cash of $16.5 million

ª	identifiable intangible assets of $31.5 million

ª	goodwill of $35.8 million, which may be deductible for tax purposes

ª	liabilities of $9.5 million

Million-2-1

In June 2008, we completed the acquisition of M-2-1, a mobile gaming company based in Manchester, UK, for approximately $10.3 million. Additionally, we committed to pay earn-out consideration up to a maximum of £7.5 million, payable through fiscal 2011 contingent upon M-2-1 meeting certain financial targets. If paid, a portion will be recorded as additional purchase consideration and a portion as compensation expense ratably over the service period through June 2011. At September 30, 2009, financial targets were thus far not met and the remaining commitment totaled approximately $5.0 million. In addition to gaining access to M-2-1's IP, we anticipate this business combination will enable us to establish new markets and channels for IGT's game content.

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

8.	Investment Securities

Our portfolio of investment securities was comprised entirely of $21.6 million (par) of ARS and related put rights held at September 30, 2009 and 2008. ARS are fixed rate debt securities with underlying long-term maturities, designed to reset to market rates when traded through a modified Dutch auction process at predetermined short-term intervals, typically 7, 28, or 35 days. These debt securities actively traded at par previous to auctions failures which began in February 2008.

Our ARS consist of AAA rated issuances, collateralized by student loans guaranteed by the US government under the Federal Family Education Loan Program. The issuers additionally provide certain credit enhancements, such as over-collateralization, reserve accounts, insurance, and excess spread, to further secure the value of the debt. The issuers provide a third-party guarantee, such that if a student loan defaults, the guarantor is obligated to pay the issuer 100% of the outstanding principal and interest. The guarantor is then able to submit a claim to the Federal Department of Education which guarantees payment of 97-100% of the outstanding amounts to the guarantor.

With global credit and capital market uncertainties, investment banks and brokers were unwilling to purchase ARS when investor demand fell short and auctions for student loan ARS began failing in February 2008. The effect of a failed auction is that holders cannot sell the securities at auction and the interest rates generally reset to a maximum auction interest rate. Our ARS lack liquidity because of the failed auctions, but we continue to receive interest payments and have no reason to believe the underlying assets are at risk of default.

In November 2008, we accepted ARS put rights offered by our broker, UBS Securities LLC, entitling us to sell our ARS through appropriate UBS entities at par plus accrued interest during the exercise period from June 30, 2010 through July 2, 2012. The put rights are a separate freestanding instrument accounted for separately from the ARS. Upon acceptance of the put rights, we reclassified our ARS from “available-for-sale” to “trading” and elected to carry the put at fair value. We believe this election more accurately reflects the economic relationship between the put and the underlying ARS and future changes in the respective fair values will largely offset.

At September 30, 2009, the ARS and put were classified as trading and presented in current assets as our ability to exercise the put right was within one year. At September 30, 2008, the ARS were classified as available-for-sale in non-current assets. See Note 20 for fair value information. In addition to gains of $0.2 million on other investment securities sold in fiscal 2008, we recorded the following changes in fair value related to the ARS and put:

ª	net loss of $0.3 million ($3.9 million ARS loss and $3.6 million put gain) during fiscal 2009

ª	temporary ARS impairment of $2.0 million during fiscal 2008 (in other comprehensive income)

9.	Jackpot Annuity Investments

Information about the carrying value, fair value and unrealized gains and losses of our jackpot investments are presented in Note 20. As of September 30,2009, these securities mature through 2034, with accreted interest, as follows:

Within 1 year	2-5 years	6-10 years	Thereafter	Total
(In millions)
$67.4	$240.8	$195.2	$128.2	$631.6

10.	Receivables

Our notes and contracts receivable are presented net of unearned interest income and deferred loan fees totaling $13.2 million at September 30, 2009 and $6.6 million at September 30, 2008, and net of allowances for doubtful accounts below.

September 30,	2009	2008	2007
(In millions)
Allowance for doubtful accounts:
Beginning balance	$19.1	$20.9	$18.2
Provisions	17.0	5.2	4.0
Write-offs, net of recoveries	(12.7)	(7.0)	(1.3)
Ending balance	$23.4	$19.1	$20.9

Allowance for doubtful notes and contracts:
Beginning balance	$16.3	$25.1	$39.0
Provisions	16.9	3.8	(10.0)
Write-offs, net of recoveries	-	(12.6)	(3.9)
Ending balance	$33.2	$16.3	$25.1
Current	$22.6	$10.1	$12.5
Non-current	$10.6	$6.2	$12.6

Estimated future collections below, as of September 30, 2009, are net of allowances for notes of $19.0 million and contracts of $14.2 million:

	2010	2011	2012	2013	2014	Thereafter	Total
(In millions)
Notes	$38.3	$29.6	$21.0	$20.3	$18.0	$64.3	$191.5
Contracts	116.5	72.2	12.3	5.6	5.5	0.6	212.7
	$154.8	$101.8	$33.3	$25.9	$23.5	$64.9	$404.2

11.	Concentrations of Credit Risk

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

Our receivables are concentrated in the following legalized gaming regions at September 30, 2009:

North America		International
Nevada	10%	Argentina	22%
Alabama	9	Other Latin America	7
Oklahoma	6	Europe	6
Pennsylvania	5	Other (less than 5% individually)	8
Other (less than 5% individually)	27		43%
	57%

Our unfunded development financing loans totaled $17.7 million at September 30, 2009.

12.	Goodwill and Other Intangibles

Goodwill

Activity by Segment for the year	North
ended September 30,	America	International	Total
(In millions)
2008
Beginning balance	$1,009.2	$107.4	$1,116.6
Acquisitions/purchase price adjustments	34.3	14.3	48.6
Foreign currency and tax benefit adjustments	(0.9)	(5.8)	(6.7)
Ending balance	1,042.6	115.9	1,158.5

2009
Acquisitions/purchase price adjustments	0.2	0.2	0.4
Foreign currency	-	(7.4)	(7.4)
Ending balance	$1,042.8	$108.7	$1,151.5

Other Intangibles

Patent additions in the following tables include capitalized legal costs, as well as $24.8 million related to our WDG exchange (see Note 3). Purchase consideration for the reacquired rights was comprised of $10.6 million cash and $2.8 million of receivables settled in connection with an Atlantic City distributorship. Business combination additions include purchase price valuation adjustments during the first year subsequent to acquisition.

Additions for the year	Business	Other	Weighted
ended September 30, 2009	Combinations	Additions	Average Life
(In millions, except life)			(Years)
Finite lived intangibles
Patents	$-	$33.8	9
Developed technology	9.0	-	6
Contracts	4.6	-	7
Reacquired rights	-	13.4	13
Customer relationships	1.1	-	9
Trademarks	0.5	-	7
Total	$15.2	$47.2

	September 30, 2009			September 30, 2008
		Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$396.3	$205.7	$190.6	$376.7	$184.0	$192.7
Developed technology	76.7	37.3	39.4	68.4	27.1	41.3
Contracts	26.4	15.7	10.7	25.1	15.5	9.6
Reacquired rights	13.4	0.1	13.3	-	-	-
Customer relationships	8.8	4.8	4.0	7.9	4.0	3.9
Trademarks	3.6	2.4	1.2	3.3	1.9	1.4
Total	$525.2	$266.0	$259.2	$481.4	$232.5	$248.9

Aggregate amortization expense totaled $51.2 million in fiscal 2009, $45.1 million in 2008, and $49.1 million in  2007.

	2010	2011	2012	2013	2014
(In millions)
Estimated future annual amortization	$47.3	$43.1	$37.3	$34.2	$30.7

13.	Credit Facilities and Indebtedness

Outstanding balance September 30,	2009	2008
(In millions)
Domestic revolving credit facility	$100.0	$1,345.0
Foreign revolving credit facilities	5.3	15.0
Debentures	707.0	900.0
Notes	850.0	-
Installment purchase contract	-	3.1
Bonds	500.0	-
Total notes payable	2,162.3	2,263.1
Discount	(2.6)	-
Swap fair value adjustment	15.1	-
Total notes payable, net	$2,174.8	$2,263.1

The table below reflects our expected future principal payments as of September 30, 2009. The Debentures were included with 2010 payments as we expect holders will exercise the December 2009 put right.

	2010	2011	2012	2013	2014	Thereafter	Total
(in millions)
Principal payments	$712.3	$15.6	$84.4	$-	$850.0	$500.0	$2,162.3

We were in compliance with all applicable debt covenants at September 30, 2009.

Domestic Revolving Credit Facility

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

Interest under the amended facility is paid at least quarterly with rates and facility fees based on our public debt ratings or debt to capitalization ratio. Initially, extended commitments bear interest at LIBOR plus 260 bps with a facility fee of 65 bps and non-extended commitments bear interest at LIBOR plus 37.5 bps with a facility fee of 12.5 bps. At September 30, 2009, $100.0 million was drawn on the amended facility ($84.4 million extended and $15.6 million non-extended), $1.7 billion was available, and $3.6 million was reserved for letters of credit. The outstanding amount carried a 2.74% weighted average interest rate.

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

▪
declare or make cash dividends or distributions or pay cash for the purchase, redemption, retirement, defeasance, acquisition, cancellation or termination of our capital stock or equity interests or any return of capital to shareholders, provided that we may, as long as no continuing default has occurred, pay dividends of up to the lesser of $0.06 per common share per fiscal quarter or $25 million in any fiscal quarter.

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

All features of the amended facility were evaluated for embedded derivatives and we determined no embedded features require bifurcation.

Foreign Revolving Credit Facilities

Our foreign credit facilities at September 30, 2009 totaled $58.6 million, of which $5.3 million was outstanding with a weighted average interest rate of 1.38%. These subsidiary credit facilities renew annually and are guaranteed by the parent company, International Game Technology.

2.6% Convertible Debentures

We issued $900.0 million principal amount of 2.6% Senior Convertible Debentures due December 15, 2036 in a private placement on December 20, 2006. Interest is due semiannually on June 15 and December 15. The Debentures are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The Debentures rank junior to all existing and future subsidiary liabilities, including trade payables.

At September 30, 2009, $707.0 million par of Debentures were outstanding after repurchases of $193.0 million for gains of $6.5 million during fiscal 2009. No Debentures were repurchased subsequent to September 30, 2009 through November 30, 2009.

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

On November 12, 2009, we gave Debenture holders notice of the December 2009 put right, which we expect holders to exercise given current maker conditions and the recent trading prices of our common stock. At September 30, 2009, the Debentures were not classified as current liabilities because we had the intent and ability to refinance with our noncurrent domestic credit facility.

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

Under certain circumstances, each $1,000 Debenture may be converted at an initial conversion rate of 16.1875 shares of IGT Common Stock, representing a stock price of $61.78 or a 35% conversion premium over the market price at issuance. Upon conversion, for each $1,000 Debenture, a holder will receive cash up to $1,000, plus accrued and unpaid interest, if any, and shares for any conversion value determined in a manner set forth in the indenture. The conversion rate is adjustable upon the occurrence of certain events as defined in the indenture.

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

The market price condition for convertibility has not yet been met.

We evaluated all features of the Debentures for embedded derivatives and determined the contingent interest feature represents an embedded derivative requiring bifurcation. No derivative liability was recorded at September 30, 2009 and September 30, 2008 because the fair value was nominal. Changes in fair value are adjusted through interest expense.

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

The Notes are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The Notes rank junior to all existing and future subsidiary liabilities, including trade payables. The Notes mature on May 1, 2014, unless repurchased earlier by IGT or converted. The Notes are not redeemable at IGT's option before maturity, except in certain circumstances relating to applicable gaming authority regulations. The terms of the Notes may, in certain circumstances, require us to grant a lien on equity interests if certain downgrades by rating agencies occur.

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

Note Hedges

In connection with the Notes, we paid an aggregate amount of $177.3 million to certain initial Note purchasers or their affiliates (counterparties) for separate convertible note hedges. The hedges reduce the potential dilution related to conversion of the Notes if the market value of our common stock, as measured under the Notes, at the time of the hedge exercise is greater than the Note conversion price. The note hedges were separate transactions apart from the Notes or warrants described below and were recorded as an adjustment to stockholders' equity, net of deferred tax assets of $65.5 million. Note holders have no rights with respect to the note hedges.

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

Warrants

Additionally, we sold warrants to acquire approximately 42.6 million shares of common stock, subject to anti-dilution and certain other customary adjustments, at a strike price of $30.14 per share, to the counterparties for an aggregate amount of $66.8 million. The warrants were separate transactions apart from the Notes or note hedges and accounted for as an adjustment to stockholders' equity. Note holders have no rights with respect to the warrants.

If the volume weighted average share price of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. The warrants expire over a series of dates with the final expiration date set to occur in November 2014.

7.5% Bonds

On June 15, 2009, we issued $500.0 million aggregate principal amount of 7.5% Bonds due 2019, under our March 2009 shelf registration statement and June 11, 2009 prospectus supplement, to certain underwriters pursuant to an underwriting agreement dated June 10, 2009. We received net proceeds of $493.3 million after a discount of $2.7 million and deferred offering costs of approximately $4.0 million, both of which will be amortized to interest expense over the Bond term.

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

We evaluated all features of the Bonds and determined the Change of Control/Downgrade Put (described further in the indenture) represents an embedded derivative requiring bifurcation. The value of this derivative was nominal at September 30, 2009 and no related derivative asset or liability was recorded. Any future derivative value will be adjusted through other income (expense) for changes in fair value.

Interest Rate Swap

In conjunction with our Bonds issued in June 2009, we entered into $250.0 million notional value of interest rate swaps maturing on June 15, 2019, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month. Net amounts receivable or payable under the swaps will be settled semiannually on June 15 and December 15. See Note 19 for derivative values.

Shelf Registration

In March 2009, we filed a shelf registration statement with the SEC which allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering. The Bonds were issued under this registration statement.

Redeemed 1.75% Zero-Coupon Senior Convertible Debentures

On December 26, 2006, we called all of our outstanding 1.75% Debentures for redemption, giving holders the right to convert before January 10, 2007 for aggregate consideration comprised of shares and cash under the terms of the applicable indentures. The call resulted in payments to holders of $612.7 million, as well as non-cash increases to additional paid-in-capital of $1.2 million for 7.3 million shares issued and $47.5 million for related deferred tax liabilities during fiscal 2007.

14.	Jackpot Liabilities

September 30,	2009	2008
(In millions)
Payments due previous winners	$636.6	$682.8
Payments due future winners	118.0	153.6
Unamortized discounts	(166.5)	(185.7)
Total jackpot liabilities	$588.1	$650.7

Future jackpot payments due	2010	2011	2012	2013	2014	Thereafter	Total
(In millions)
Previous winners	$72.2	$64.9	$62.6	$58.9	$54.4	$323.6	$636.6
Future winners	83.3	14.1	1.1	2.8	1.1	15.6	118.0

See Note 20 for fair value information.

15.	Operating Lease Commitments

We lease certain of our facilities and equipment under various agreements with expiration dates through January 2016. Certain facility leases provide that we pay certain other operating expenses applicable to the leased property, including utilities, maintenance, property taxes, and liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments, net of anticipated sublease receipts. Rent and lease expense totaled $13.6 million for fiscal 2009, $16.2 million for fiscal 2008, and $14.7 million for fiscal 2007.

Future minimum payments due under non-cancelable operating leases at September 30, 2009

	2010	2011	2012	2013	2014	Thereafter	Total
(In millions)
Operating leases	$14.9	$11.8	$7.0	$3.8	$1.9	$0.8	$40.2

16.	Contingencies

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of operations.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings. A trial on Bally’s antitrust and unfair competition counterclaims has not yet been scheduled.

Certain of the patents and associated technology subject to this ruling are intangible assets which had a net carrying value of $54.6 million at September 30, 2009. As this court ruling triggered us to evaluate these intangible assets for recoverability, we evaluated undiscounted cash flows from product lines directly attributable to the applicable asset group. We determined that the carrying value is fully recoverable and the remaining useful life of seven years is appropriate.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. On April 28, 2009, the court issued a summary judgment ruling finding the '885 and '812 patents valid. The court also ruled that Bally's "Power Rewards" and "ACSC Power Winners" products infringe certain claims of the '885 and '812 patents. The court granted Bally's motion for summary judgment that Bally's "SDS Power Winners" does not infringe the '885 patent and "Power Bank" and "Power Promotions" do not infringe the '983 patent. The court denied Bally's motion for summary judgment that the '983 patent is invalid. The parties have agreed that Bally's counterclaim for a declaratory judgment on invalidity of the '983 patent will be dismissed without prejudice. IGT’s motion for a permanent injunction against Bally’s infringing products is pending. A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has not yet been scheduled.

2006 Federal District Court of Nevada

On September 5, 2006, Bally Gaming, Inc. filed a complaint in US District Court for the District of Nevada alleging that IGT is infringing US Patent No. 7,100,916, entitled “Indicator Wheel System.”  The products named in the complaint are IGT’s gaming machines with “wheel” features, including, without limitation, Wheel of Fortune®, Wheel of Gold®, The Addams Family™, American Bandstand®, The Apprentice™,  Dilbert's™ Wheelbert™, Drew Carey Great Balls of Cash™, Elvira®, I Dream of Jeannie®, I Love Lucy™, Indiana Jones™: Raiders of the Lost Ark™, M*A*S*H*™, Megabucks® with Morgan Fairchild, Regis On the Town™, Sinatra™ and The Twilight Zone®  gaming machines. The lawsuit seeks unspecified monetary damages and an injunction. On October 6, 2006, IGT filed an answer and counterclaims denying infringement and seeking a declaration that the patent is invalid and non-infringed. On September 9, 2008, the Court granted IGT’s motion for summary judgment of invalidity and final judgment in IGT’s favor was entered on October 3, 2008. Bally appealed the decision to the US Court of Appeals for the Federal Circuit. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment ruling.

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

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which  issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008. This case has recommenced in the District Court. Discovery is ongoing.

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

Shareholder Actions

Securities Class Action

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

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489-ECR-VPC; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542-RCJ-VPC. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints assert claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints seek an unspecified amount of damages and allege similar facts as the securities class action lawsuit. The complaints additionally allege that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The parties have filed a stipulation to consolidate the actions. Defendants need not respond until a consolidated amended complaint is filed.

On September 30, 2009, the Company was nominally sued in a derivative lawsuit filed in the Second Judicial District Court of the State of Nevada, County of Washoe. Plaintiff purportedly filed the action on behalf of the Company. The lawsuit, captioned Kurz et al. v. Hart et al., Case No. cv-0-9-02982, asserts claims against various current and former officers and directors for breach of fiduciary duties and unjust enrichment. The complaint generally makes the same allegations as the federal derivative complaints and seeks an unspecified amount of damages. The parties have stipulated to stay this action pending the above-mentioned federal derivative actions.

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleges that certain officers and directors grossly mismanaged the Company by overspending in the area of research and development of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5.

ERISA Actions

On October 2, 2009, two putative class action lawsuits were filed on behalf of participants in the Company’s employee pension plans, naming as defendants the Company, the IGT Profit Sharing Plan Committee, and several current and former officers and directors. The complaints (which seek unspecified damages) allege breaches of fiduciary duty under the Employee Retirement Income Security Act, 29 U.S.C §§ 1109 and 1132. The complaints allege similar facts as the securities class action lawsuit. The complaints further allege that the defendants breached fiduciary duties to Plan Participants by failing to disclose material facts to Plan Participants, failing to exercise their fiduciary duties solely in the interest of the Participants, failing to properly manage Plan assets, failing to diversify Plan assets, and permitting Participants to elect to invest in Company stock. The actions, filed in the US District Court for the District of Nevada, are captioned Carr et al. v. International Game Technology et al., Case No. 3:09-cv-00584, and Jordan et al. v. International Game Technology et al., Case No. 3:09-cv-00585. On October 9, 2009, the Jordan plaintiffs moved for consolidation of the two actions, which motion is currently pending. Defendants have not yet been served in the action.

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

The EPA, together with other property developers excluding CCSC, continues remediation activities at the site. While we believe our remediation obligations are complete, it is possible that additional contamination may be identified and we could be obligated to participate in remediation efforts. Under accounting guidance for environmental remediation liabilities, we determined the incurrence of additional remediation costs is neither probable nor reasonably estimable and no liability has been recorded.

OSHA / Wrongful Termination Matter

On July 8, 2004, two former employees filed a complaint with the US Department of Labor, OSHA alleging retaliatory termination in violation of the Sarbanes-Oxley Act of 2002. The former employees allege that they were terminated in retaliation for questioning whether Anchor and its executives failed to properly disclose information allegedly affecting the value of Anchor's patents in connection with IGT's acquisition of Anchor in December 2001. The former employees also allege that the acquired patents were overvalued on the financial statements of IGT. Outside counsel, retained by an independent committee of our Board of Directors, reviewed the allegations and found them to be entirely without merit.

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Oral argument was heard on March 12, 2009, and on August 3 2009, the Ninth Circuit reversed the District Court’s decision. IGT’s motion for summary judgment on plaintiff’s state law claims was argued on October 22, 2009 and a decision is pending. Trial has been scheduled to begin on June 1, 2010.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at September 30, 2009 totaled $54.6 million, with a remaining life of approximately seven years.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds and guarantees not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.7 million at September 30, 2009. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $3.6 million at September 30, 2009.

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

Years ended September 30,	2009	2008	2007
(In millions)
Balance at beginning of year	$8.4	$8.7	$8.3
Reduction for payments made	(7.5)	(10.2)	(8.9)
Accrual for new warranties issued	9.8	11.1	10.6
Adjustments for pre-existing warranties	(2.8)	(1.2)	(1.3)
Balance at end of period	$7.9	$8.4	$8.7

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

17.	Income Taxes

Income Tax Provision

Distribution of income before tax

Years ended September 30,	2009	2008	2007
(In millions)
US	$187.2	$505.2	$670.2
Non – US	50.8	85.6	134.6
Total income before tax	$238.0	$590.8	$804.8

Reconciliation of statutory federal rate to effective rate

Years ended September 30,	2009	2008	2007

Federal statutory tax	35.0%	35.0%	35.0%
State income tax, net	1.6%	2.0%	2.0%
Foreign subsidiaries tax, net	0.5%	-0.2%	-0.4%
Investment writedown	1.8%	1.7%	-
Interest accrual	1.0%	1.5%	-
Domestic production activities	-2.3%	-1.2%	-
Changes in valuation allowance	4.7%	-	-
Tax settlements	-3.2%	-	-
Other, net	-1.7%	3.2%	0.3%
Effective rate	37.4%	42.0%	36.9%

Components of income tax provision

Years ended September 30,	2009	2008	2007
(In millions)
Federal	$51.5	$206.4	$251.8
State	9.6	16.1	28.1
Foreign	23.2	33.7	44.3
Total current	84.3	256.2	324.2

Federal	1.6	(0.9)	(20.6)
State	(3.7)	1.9	(2.8)
Foreign	6.8	(8.9)	(4.2)
Total deferred	4.7	(7.9)	(27.6)

Total income tax provision	$89.0	$248.3	$296.6

Deferred Income Taxes

Significant Components of Deferred Income Taxes

September 30,	2009	2008
(In millions)
Deferred Tax Assets
Reserves	$70.5	$62.7
Jackpot payment timing difference	142.3	153.4
Share-based compensation	22.9	22.9
Net operating loss carry forwards	32.5	19.2
State income taxes, net	17.6	12.6
Foreign	27.5	18.6
Property, plant and equipment	10.0	34.8
Goodwill and intangibles	34.7	15.0
Interest	10.8	12.4
Call premium on convertible debt	58.0	-
Other	19.7	13.8
Total deferred income tax assets	446.5	365.4
Valuation allowance	(37.1)	(17.6)
Total deferred income tax assets, net	409.4	347.8

Deferred Tax Liabilities
Interest expense on convertible debt	(28.0)	(19.2)
Foreign	(3.8)	(3.1)
Intangibles	(61.7)	(70.6)
Other	(5.8)	(3.6)
Total deferred income tax liabilities	(99.3)	(96.5)
Net deferred income tax assets	$310.1	$251.3

Balance Sheet Classification of Net Deferred Income Tax Assets

September 30,	2009	2008
(In millions)
Current deferred income tax assets	$82.8	$115.8
Non-current deferred income tax assets	227.3	136.9
Non-current deferred income tax liabilities (included in other liabilities)	-	1.4

Net operating loss carry forwards totaled $38.7 million for the US and $54.2 million for foreign countries at September 30, 2009 and expire in tax years 2012 through 2029.

Our valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance increased by $19.5 million in fiscal 2009, primarily due to foreign deferred tax assets and investment write–downs not expected to be fully realized. At September 30, 2008, our valuation allowance related to investment write-downs and acquisition related net operating losses.

At September 30, 2009, we had not provided for US deferred income taxes or foreign withholding taxes on $132.5 million in unrecognized temporary differences related to the basis of our investments in foreign subsidiaries expected to be permanently reinvested in operations outside the US. In calculating the unrecognized temporary differences related to the basis in our investments in foreign subsidiaries, we use tax earnings and profits because we believe that, based on the information available, it represents the best approximation of the unrecognized tax liability. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Unrecognized Tax Benefits

At the beginning of fiscal 2008, we adopted new accounting guidance which required the recognition of uncertain tax positions taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. The adoption of this new guidance, as of the beginning of fiscal 2008, increased our unrecognized tax benefits and related interest and penalties $89.9 million, increased deferred tax assets $55.4 million, and decreased retained earnings $34.5 million.

Aggregate changes in the balance of unrecognized tax benefits

Years ended September 30,	2009	2008
(In millions)
Balance at beginning of year	$87.5	$92.2
Increases related to prior year tax positions	1.9	8.9
Decreases related to prior year tax positions	(27.8)	(0.1)
Increases related to current year tax positions	13.8	5.0
Decreases related to current year tax positions	(4.2)	(18.5)
Reductions for settlements with taxing authorities	(3.4)	-
Balance at year end	$67.8	$87.5

The amount of unrecognized tax benefits which would impact our effective tax rate totaled $46.5 million at September 30, 2009 and $53.4 million at September 30, 2008. Our unrecognized tax benefits decreased $19.7 million during fiscal 2009, primarily due to an IRS settlement and a tax accounting method change approved by the IRS, partially offset by current year additions. We do not believe our total unrecognized tax benefits will change significantly during the next twelve months.

Interest and penalties related to unrecognized tax benefits are included in our income tax provision. During fiscal 2009, we recognized a $2.9 million benefit for the reversal of interest and penalties related to the IRS settlement and the accounting method change described above. In fiscal 2008, we recognized $11.8 million of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to uncertain tax positions totaled $46.5 million at September 30, 2009 and $51.3 million at September 30, 2008.

Balance Sheet Classification of Unrecognized Tax Benefits, including accrued interest and penalties

September 30,	2009	2008
(In millions)
Other accrued liabilities	$-	$27.8
Other liabilities (non-current)	138.8	134.4
Other current assets	-	(2.0)
Other non-current assets	(24.5)	(21.4)
Net liabilities for uncertain tax positions	$114.3	$138.8

We file income tax returns in the US federal, various state, local and foreign jurisdictions. During 2009, the IRS closed its examination of our tax returns for fiscal 2000 and 2001. In connection with the settlement of our fiscal 2000 and 2001 examinations, we paid the IRS approximately $18.2 million, including interest of $6.0 million. In general, we are no longer subject to any significant US federal, state, local or foreign income tax examination by tax authorities for years before fiscal 2002.

During fiscal 2009, the IRS began an audit of our US federal income tax returns for fiscal 2002 through 2005. We are also subject to examination in state and foreign jurisdictions for the same years. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

18.	Earnings Per Share

Years Ended September 30,	2009	2008	2007
(In millions, except per share amounts)
Net income	$149.0	$342.5	$508.2

Basic weighted average shares outstanding	293.8	308.0	330.1
Dilutive effect of stock awards	0.7	2.4	4.1
Dilutive effect of Debentures	-	-	1.9
Diluted weighted average shares outstanding	294.5	310.4	336.1
Basic earnings per share	$0.51	$1.11	$1.54
Diluted earnings per share	$0.51	$1.10	$1.51
Weighted average antidilutive stock award
shares excluded from diluted EPS	15.9	5.7	3.2

Our Notes and warrants were excluded from diluted shares outstanding for the year ended September 30, 2009, because the conversion price and exercise price exceeded the average market price of our common stock. The convertible notes will result in additional EPS dilution when our stock price exceeds the note conversion price of $19.97 per share and further dilution when the stock price exceeds the warrant strike price of $30.14 per share. The treasury stock method used to calculate diluted weighted average shares outstanding excludes potential reduction in shares related to the purchased note hedges because it is anti-dilutive. See Note 13.

Stock Options Exchanged

On November 4, 2009, IGT granted 2.7 million employee stock options in exchange for the 5.3 million underwater employee stock options surrendered in a share holder approved exchange offer that expired on November 3, 2009.

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

19.	Derivatives

Our derivative accounting policies are described in Note 1.

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $24.9 million at September 30, 2009 and $43.4 million at September 30, 2008.

During the third quarter of fiscal 2007, we executed 5-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (see Note 3). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million at September 30, 2009 and 2008. There was no ineffectiveness in fiscal 2009.

Interest Rate Management

In conjunction with our Bonds issued in June 2009 (see Note 13), we entered into $250.0 million notional value of interest rate swaps, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month. Net amounts receivable or payable under the swaps will be settled semiannually on June 15 and December 15. The interest rate swaps are designated fair value hedges against changes in the fair value of a portion of our Bonds. Our assessment determined that the interest rate swap is highly effective.

Presentation of Derivative Amounts

Balance Sheet Fair Value and Location at September 30, 2009		Income Statement Gain (loss) and Location for the year ended September 30, 2009
(In millions)		(In millions)
Non-designated Hedges		Non-designated Hedges
Foreign currency contracts:		Foreign currency contracts:
Other assets and deferred costs (current)	$0.2	Other income (expense)	$(0.9)
Other liabilities (current)	0.8
Designated Hedges		Designated Hedges
Foreign currency contracts:		Foreign currency contracts:
Other liabilities (non-current)	$0.1	Other income (expense)	$ 0.3
Interest rate swap:		Interest rate swap - ineffectiveness:
Other assets (non-current)	14.8	Other income (expense)	(0.3)
Notes payable (non-current)	15.1	Interest rate swap - effectiveness:
		Interest expense	2.9

20.	Fair Value Measurements

Financial Assets (Liabilities) Carried at Fair Value

September 30, 2009	Fair Value	Level 1	Level 2	Level 3
(In millions)

Investments in unconsolidated affiliates	$94.1	$15.7	$-	$78.4
Investments in ARS and put rights	21.3	-	-	21.3
Derivative assets	15.0	-	15.0	-
Derivative liabilities	(16.0)	-	(16.0)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Year Ended September 30, 2009	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
(In millions)
Beginning balance	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	(1.7)	(0.3)
Included in other comprehensive income	2.8	2.0
Purchases, issuances, accretion, settlements	(3.1)	-
Ending balance	$78.4	$21.3

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$-	$(0.3)

Valuation Techniques and Balance Sheet Presentation

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

Investments in ARS are valued using discounted cash flows, with certain assumptions related to lack of liquidity and observable market transactions. The put rights are valued based on the difference between the ARS par and fair value, discounted for the broker’s non-performance risk and the time remaining until the exercise period. The ARS and related put rights are presented as a component of other assets. See Note 8.

Derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 19.

Financial Assets (Liabilities) Not Carried at Fair Value

(In millions)
	Carrying		Unrealized
2009	Amount	Fair Value	Gain	Loss
Jackpot investments	$464.1	$518.0	$54.1	$(0.2)
Notes & contracts receivable	404.2	413.8	9.6	-
Jackpot liabilities	(588.1)	(595.5)	-	(7.4)
Credit facilities & indebtedness	(2,159.7)	(2,435.0)	-	(275.3)

	Carrying		Unrealized
2008	Amount	Fair Value	Gain	Loss
Jackpot investments	$490.9	$537.0	$46.4	$(0.3)
Notes & contracts receivable	241.7	241.7	-	-
Jackpot liabilities	(650.7)	(696.7)	-	(46.0)
Credit facilities & indebtedness	(2,263.1)	(2,209.1)	54.0	-

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

Credit facilities and indebtedness are valued at quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market when available. Otherwise, the fair value is determined using discounted cash flow models of expected payments on outstanding borrowings at current borrowing rates. The swap fair value adjustment presented as a component of notes payable is excluded from the credit facilities amounts not carried at fair value in the table above.

21.	Business Segments

We view our business in the following two operating segments based on customer regions:

ª	North America includes our operations in the US and Canada

ª	International encompasses our efforts in all other jurisdictions worldwide

Canada revenues included in our North America segment totaled $44.3 million in fiscal 2009, $53.3 million in 2008, and $101.1 million in 2007.

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. Realignment of our business development and administrative functions resulted in segment allocation changes and prior period operating income and income before tax have been recast accordingly.

Years ended September 30,	2009	2008	2007
(In millions)
NORTH AMERICA
Revenues	$1,631.4	$1,912.4	$2,021.7
Gaming operations	1,013.9	1,180.8	1,235.0
Product sales	617.5	731.6	786.7
Gross profit	893.7	1,083.4	1,172.5
Gaming operations	579.9	688.7	740.7
Product sales	313.8	394.7	431.8
Operating income	321.8	613.0	769.7
Income before tax	327.1	639.3	793.0
Interest income	44.7	52.8	56.0
Interest expense	28.5	28.9	31.5

Depreciation and amortization	229.1	225.1	214.6
Long-lived assets	650.6	633.8	495.6
Additions to long-lived assets	232.8	255.9	213.1
Total assets	2,650.6	2,956.5	2,640.6

INTERNATIONAL
Revenues	$482.6	$616.2	$599.7
Gaming operations	165.0	157.1	126.2
Product sales	317.6	459.1	473.5
Gross profit	257.9	335.7	308.3
Gaming operations	103.9	89.4	82.3
Product sales	154.0	246.3	226.0
Operating income	104.9	158.9	159.8
Income before tax	114.2	146.0	175.8
Interest income	15.6	11.5	6.4
Interest expense	0.3	0.3	0.2

Depreciation and amortization	41.0	50.8	41.3
Long-lived assets	71.0	82.0	92.5
Additions to long-lived assets	34.2	34.6	45.5
Total assets	834.3	790.1	717.7

Years ended September 30,	2009	2008	2007
(In millions)
CORPORATE (net unaollocated costs)
Operating loss	$(105.4)	$(112.6)	$(129.2)
Loss before tax	(203.3)	(194.5)	(164.0)
Interest income	1.7	3.1	19.6
Interest expense	100.6	70.9	45.9

Depreciation and amortization	6.7	10.1	9.6
Long-lived assets	96.4	124.0	224.8
Additions to long-lived assets	2.2	11.2	78.5
Total assets	903.3	810.8	809.2

CONSOLIDATED
Revenues	$2,114.0	$2,528.6	$2,621.4
Gaming operations	1,178.9	1,337.9	1,361.2
Product sales	935.1	1,190.7	1,260.2
Gross profit	1,151.6	1,419.1	1,480.8
Gaming operations	683.8	778.1	823.0
Product sales	467.8	641.0	657.8
Operating income	321.3	659.3	800.3
Income before tax	238.0	590.8	804.8
Interest income	62.0	67.4	82.0
Interest expense	129.4	100.1	77.6

Depreciation and amortization	276.8	286.0	265.5
Long-lived assets	818.0	839.8	812.9
Additions to long-lived assets	269.2	301.7	337.1
Total assets	4,388.2	4,557.4	4,167.5

22.	Quarterly Financial Data (Unaudited)

September 30,	First	Second	Third	Fourth
(In millions, except per share amounts)
2009
Total revenues	$601.6	$475.7	$522.1	$514.6
Gross profit	305.9	260.0	296.5	289.2
Operating income	100.1	70.2	123.7	27.3
Net income	65.7	38.3	66.3	(21.3)
Diluted EPS	0.22	0.13	0.22	(0.07)
2008
Total revenues	$645.8	$573.2	$677.4	$632.2
Gross profit	366.5	310.5	387.7	354.4
Operating income	195.7	126.6	187.0	150.0
Net income	113.7	68.4	108.3	52.1
Diluted EPS	0.36	0.22	0.35	0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009.

This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The attestation report issued by Deloitte & Touche LLP on our internal control over financial reporting is included in the audit opinion in Part II, Item 8 of this report.

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

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans approved and not approved by shareholders as of September 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
(In millions, except per share amounts)
Equity compensation plans
approved by shareholders (1)	20.0	$24.19	25.9

Equity compensation plans	0.2	$10.43	0.6
not approved by shareholders(2)
Total	20.2	$24.05	26.5

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements are included under Part II, Item 8.

(a)(2)
Consolidated Financial Statement Schedules are either not required or included under Part II, Item 8.

Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)	Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

3.2	Fourth Restated Code of Bylaws of International Game Technology, dated December 10, 2007 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 2007)

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

4.4	Form of 3.25% Convertible Note due 2014 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed May 11, 2009)

4.5
Indenture, dated June 15, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.6
First Supplemental Indenture, dated June 15, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.7	Form of 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed June 15, 2009)

10.1*	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Report on Form 10-K for the year ended September 30, 1996)

10.2*	Barcrest Savings Related Share Option Scheme (incorporated by reference to Registration Statement No. 333-94349, Form S-8 filed by Registrant on January 10, 2000)

10.3*
Amendment to IGT Deferred Compensation Plan (Applicable to Post-2004 Deferrals) dated December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008)

10.4*
International Game Technology 1993 Stock Option Plan (Amended and Restated Effective as of August 27, 1996) (Composite Plan Document Incorporating Amendments 1998-I, 1998-II and 2000-I) (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10-Q/A for the quarter ended March 31, 2001)

10.5*	International Game Technology 2002 Stock Incentive Plan, as amended June 4, 2009 (incorporated by reference to Exhibit 10.14 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.6*	IGT Profit Sharing Plan (as amended and restated as of April 1, 2002) (incorporated by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended December 28, 2002)

10.7*	Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.8*	Amendment 2006-I to IGT Profit Sharing Plan effective as of January 1, 2006 (incorporated by reference to Exhibit 10.8 Registrant’s Report on Form 10-K for the year ended September 30, 2007.)

10.9*
Amended and Restated Employment Agreement, dated March 20, 2009, between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 8-K filed March 25, 2009)

10.10*
Restricted Stock Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.11*
Performance Share Award Agreement with Thomas J. Matthews, Chief Executive Officer, President, and Chief Operating Officer dated September 29, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed October 4, 2006)

10.12*
IGT 2002 Stock Incentive Plan Agreement Forms:  Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.13*
IGT 2002 Stock Incentive Plan Agreement Forms: Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 Registrant’s Report on Form 10-K for the year ended September 30, 2008)

10.14*
International Game Technology Employee Stock Purchase Plan, amended and restated effective as of December 8, 2005, as subsequently amended (incorporated by reference to Exhibit 10.16 Registrant’s Report on Form 10-K for the year ended September 30, 2007)

10.15*	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.16*
Summary of Named Executive Officer and Director Compensation Arrangements at June 30, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.17
Second Amended and Restated Credit Agreement, dated as of June 8, 2009, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, The Royal Bank of Scotland PLC, the Bank of Tokyo-Mitsubishi UFJ, Ltd./Union Bank of California, N.A., and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed June 8, 2009)

10.18
Purchase Agreement dated as of December 14, 2006, between IGT and the Initial Purchasers, relating to the 2.6% Convertible Debentures due December 15, 2036 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 20, 2006)

10.19*
Severance and General Release Agreement with Stephen W. Morro dated January 8, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008)

10.20*	Employment Agreement, dated March 20, 2009, between International Game Technology and Patti S. Hart (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 25, 2009)

10.21
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.22
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co., Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.23
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.24
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.25
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.26
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.27†	Issuer Warrant Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014

10.28†
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co. Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.29†	Issuer Warrant Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014

10.30†	Issuer Warrant Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014

10.31†	Issuer Warrant Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014

10.32†	Issuer Warrant Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014

10.33
Purchase agreement dated as of May 5, 2009, between IGT and Goldman, Sachs & Co., as representative for the initial purchasers of the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed May 11, 2009)

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

†
Initially filed with Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009 along with a request for confidential treatment for portions of the exhibit. Exhibit is hereby re-filed in its entirety.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1034, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this annual report on form 10-K to be signed on its behalf by the duly authorized undersigned.

Date:  December 2, 2009

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Patti Hart and Patrick Cavanaugh, or either of them, as attorneys-in-fact to sign on their behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ Patti S. Hart	Chief Executive Officer and President
Patti S. Hart	(Principal Executive Officer)	December 2, 2009

/s/ Patrick W. Cavanaugh	Chief Financial Officer, Executive Vice
Patrick W. Cavanaugh	President and Treasurer	December 2, 2009
(Principal Financial and Accounting Officer)

/s/ Philip G. Satre
Philip G. Satre	Chairman of the Board of Directors	December 2, 2009

/s/ Robert A. Bittman
Robert A. Bittman	Director	December 2, 2009

/s/ Richard R. Burt
Richard R. Burt	Director	December 2, 2009

/s/ Robert A. Mathewson
Robert A. Mathewson	Director	December 2, 2009

/s/ Thomas J. Matthews
Thomas J. Matthews	Director	December 2, 2009

/s/ Robert Miller
Robert Miller	Director	December 2, 2009

/s/ Frederick B. Rentschler
Frederick B. Rentschler	Director	December 2, 2009

/s/ David E. Roberson
David E. Roberson	Director	December 2, 2009