Form 10-Q
period 2010-01-02
INTERNATIONAL GAME TECHNOLOGY
filed 2010-02-11
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2010

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
Yes [ X ] No [   ]

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
Yes [   ] No [X]

At February 8, 2010, there were 296.7 million shares of our $.00015625 par value common stock outstanding.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)	iii
PART I – FINANCIAL INFORMATION	1
Item 1. Unaudited Condensed Consolidated Financial Statements	1
CONSOLIDATED INCOME STATEMENTS	1
CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF CASH FLOWS	3
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
FORWARD LOOKING STATEMENTS	26
OVERVIEW	26
RECENTLY ISSUED ACCOUNTING STANDARDS	28
CRITICAL ACCOUNTING ESTIMATES	29
CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis	30
BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis	33
LIQUIDITY AND CAPITAL RESOURCES	35
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37
PART II – OTHER INFORMATION	38
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	44

ii

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates as presented:	Fiscal dates -- actual:
December 31, 2009	January 2, 2010
December 31, 2008	January 3, 2009
September 30, 2009	October 3, 2009

Abbreviation/term as presented	Definition
Anchor	Anchor Gaming
ARS	auction rate securities
AVP®	Advanced Video Platform®
Bonds	7.5% Notes due 2019
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
DCF	Discounted cash flow
Debentures	2.6% Convertible Debentures
EBITDA	earnings before interest, tax, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
ESP	estimated selling price
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
GSA	Gaming Standards Association
ICR	Interest coverage ratio
IGT	International Game Technology
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
MDA	management’s discussion and analysis
MLD®	3-D Multi-Layer Display
Notes	3.25% Convertible Notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
SEC	Securities and Exchange Commission
SIP	Stock Incentive Plan
TLR	Total leverage ratio
TPE	Third-party evidence
UK	United Kingdom
US	United States
VIE	variable interest entity
VSOE	vendor specific other evidence
WAP	wide area progressive
*	not meaningful (in table)

iii

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended
	December 31,
	2009	2008
(In millions, except per share amounts)
Revenues
Gaming operations	$277.3	$313.3
Product sales	238.4	288.3
Total revenues	515.7	601.6
Costs and operating expenses
Cost of gaming operations	104.1	151.9
Cost of product sales	115.0	143.8
Selling, general and administrative	90.0	114.9
Research and development	46.7	53.5
Depreciation and amortization	19.6	20.0
Restructuring charges	0	17.4
Total costs and operating expenses	375.4	501.5
Operating income	140.3	100.1
Other income (expense)
Interest income	16.0	16.5
Interest expense	(43.2)	(35.5)
Other	(1.0)	(8.0)
Total other income (expense)	(28.2)	(27.0)
Income before tax	112.1	73.1
Income tax provision	38.8	11.9
Net income	$73.3	$61.2

Basic earnings per share	$0.25	$0.21

Diluted earnings per share	$0.25	$0.21

Cash dividends declared per share	$0.06	$0.15

Weighted average shares outstanding
Basic	295.1	293.3
Diluted	297.4	293.4

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$173.0	$146.7
Investment securities	19.6	21.3
Restricted cash and investments	84.4	79.4
Jackpot annuity investments	67.0	67.2
Accounts receivable, net	301.1	334.3
Current maturities of notes and contracts receivable, net	170.0	154.8
Inventories	150.8	157.8
Deferred income taxes	87.0	82.8
Other assets and deferred costs	158.3	189.4
Total current assets	1,211.2	1,233.7
Property, plant and equipment, net	558.0	558.8
Jackpot annuity investments	392.7	396.9
Notes and contracts receivable, net	258.8	249.4
Goodwill	1,152.3	1,151.5
Other intangible assets, net	247.2	259.2
Deferred income taxes	161.2	172.2
Other assets and deferred costs	292.4	306.4
Total Assets	$4,273.8	$4,328.1
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Short-term debt	$12.5	$5.3
Accounts payable	99.8	90.5
Jackpot liabilities, current portion	159.8	155.5
Accrued employee benefits	11.7	32.8
Accrued income taxes	7.4	9.4
Dividends payable	17.8	17.8
Other accrued liabilities	259.3	313.2
Total current liabilities	568.3	624.5
Long-term debt	1,943.3	2,014.7
Jackpot liabilities	425.8	432.6
Other liabilities	201.0	192.7
Total Liabilities	3,138.4	3,264.5
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 337.4 and 337.2 issued; 296.6 outstanding	0.1	0.1
Additional paid-in capital	1,418.2	1,407.5
Treasury stock at cost: 40.8 and 40.6 shares	(801.0)	(799.3)
Retained earnings	503.1	447.6
Accumulated other comprehensive income	15.2	6.1
Total IGT Stockholders' Equity	1,135.6	1,062.0
Non-Controlling Interests	(0.2)	1.6
Total Equity	1,135.4	1,063.6
Total Liabilities and Stockholders' Equity	$4,273.8	$4,328.1

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,	2009	2008
(In millions)
Operations
Net income	$73.3	$61.2
Adjustments:
Depreciation, amortization, and asset charges	62.7	79.1
Discounts and deferred issuance costs	13.8	5.9
Inventory obsolescence	2.3	3.4
Bad debt provisions	2.7	11.3
Share-based compensation	9.0	10.8
Loss on investments	(0.1)	5.3
Gain on redemption of debt	0	(2.3)
Other non-cash items	(0.4)	(2.6)
Excess tax benefits from employee stock plans	(2.7)	0
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	23.3	47.3
Inventories	8.8	3.4
Other assets and deferred costs	15.7	20.6
Income taxes, net of employee stock plans	27.4	(3.6)
Accounts payable and accrued liabilities	(58.3)	(103.3)
Jackpot liabilities	(8.8)	13.0
Cash from operations	168.7	149.5
Investing
Capital expenditures	(53.3)	(76.0)
Proceeds from assets sold	0.8	1.3
Proceeds from investment securities	1.9	0
Jackpot annuity investments, net	10.8	7.2
Changes in restricted cash	(5.0)	(11.6)
Loans receivable cash advanced	(17.7)	(41.5)
Loans receivable payments received	2.1	2.0
Investments in unconsolidated affiliates	(4.9)	(10.3)
Business acquisitions/VIE deconsolidation	(1.4)	(0.2)
Cash from investing	(66.7)	(129.1)
Financing
Debt proceeds	946.6	440.0
Debt repayments	(1,009.2)	(417.8)
Employee stock plan proceeds	2.4	0.1
Excess tax benefits from employee stock plans	2.7	0
Dividends paid	(17.8)	(42.9)
Cash from financing	(75.3)	(20.6)
Foreign exchange rates effect on cash	(0.4)	(5.1)
Net change in cash and equivalents	26.3	(5.3)
Beginning cash and equivalents	146.7	266.4
Ending cash and equivalents	$173.0	$261.1

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Three Months Ended December 31,	2009	2008
(In millions)
Jackpot funding
Change in jackpot liabilities	$(8.8)	$13.0

Jackpot annuity purchases	(2.4)	(5.8)
Jackpot annuity proceeds	13.2	13.0
Net change in jackpot annuity investments	10.8	7.2
Net jackpot funding	$2.0	$20.2
Capital expenditures
Property, plant and equipment	$(5.5)	$(17.1)
Gaming operations equipment	(46.3)	(57.3)
Intellectual property	(1.5)	(1.6)
Total	$(53.3)	$(76.0)
Payments
Interest	$41.1	$28.0
Income taxes	11.7	25.1
Non-cash investing and financing items:
Accrued capital asset additions	$2.7	$5.0
Interest accretion for jackpot annuity investments	6.3	7.3

Business acquisitions/purchase price adjustments and
VIE deconsolidations
Fair value of assets	$(0.8)	$0.2
Fair value of liabilities	(2.2)	0

See accompanying notes

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements include the accounts of International Game Technology (IGT, we, our, or the Company), including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All appropriate inter-company accounts and transactions are eliminated.

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report includes subsequent events evaluated through the date of financial statement issuance on February 11, 2010 and should be read in conjunction with our most recent Annual Report on Form 10-K.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below.  Fiscal 2010 will contain 52 weeks and our results for the current first quarter contained 13 weeks versus 14 weeks in the prior year quarter.

Period End
	Presented as	Actual
Current quarter	December 31, 2009	January 2, 2010
Prior year quarter	December 31, 2008	January 3, 2009
Prior fiscal year end	September 30, 2009	October 3, 2009

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards That Have Been Adopted

Fair Value Measurements

In September 2006, new accounting guidance was issued which refined the definition of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. The adoption of this guidance for non-financial assets and liabilities beginning October 1, 2009 did not have a material impact on our results of operations, financial position or cash flows.

Revenue Recognition For Software-enabled Products and Multi-element Arrangements

In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multi-element arrangements. We elected to early adopt this new guidance prospectively for new or materially modified arrangements entered into on or after the beginning of our first quarter of fiscal 2010. For transactions entered into prior to the first quarter of fiscal 2010, revenues will continue to be recognized based on prior revenue recognition guidance.

Under the new guidance, tangible products, containing both software and nonsoftware components that function together to deliver a tangible product’s essential functionality, will no longer be subject to software revenue accounting. The new guidance also established a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on VSOE, TPE, or management’s ESP, and the residual method is no longer allowed.

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, generally for new or highly customized offerings and solutions, estimated selling price is the amount we would sell the product or service for individually. The determination of ESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives.

Under the new guidance, revenues for machines and other software-enabled equipment in certain bundled arrangements will no longer be deferred because VSOE is not available for an undelivered element. Generally, revenues allocated to non-software elements will be recognized upon delivery and customer acceptance, and only revenues allocated to software elements will require deferral and recognition over the lease or license term.

Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies. Adoption of the new revenue recognition guidance for the first quarter of fiscal 2010 resulted in $10.4 million of revenues which would have been recognized in later periods under the prior guidance. Pro forma revenues that would have been reported under the prior accounting guidance are reflected in the following table:

	Quarter Ended
	December 31, 2009
	As Reported	Pro Forma
(In millions)
Revenues:
Gaming operations	$277.3	$270.4
Product Sales	238.4	234.9
Total	$515.7	$505.3

Participating Securities in Share-Based Payment Transactions

At the beginning of fiscal 2010, we adopted new accounting guidance issued in June 2008 for determining whether instruments granted in share-based payment transactions are participating securities which should be included in the computation of EPS using the two-class method (see Note 13). Certain restricted stock granted under our employee SIP (see Note 6) is considered a participating security because it carries non-forfeitable rights to dividends. The adoption of this guidance was insignificant to our financial statements and the effect of the required retrospective application for prior periods presented is outlined in the table below at the end of this section.

Business Combinations and Noncontrolling Interests

At the beginning of fiscal 2010, we adopted new accounting guidance issued in December 2007 revising the method of accounting for a number of aspects of business combinations and noncontrolling interests (i.e. minority interests), such that more assets and liabilities will be measured at fair value as of the acquisition date. Certain contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense, rather than adjusted through goodwill. For business combinations and asset purchases, the impact of this guidance on our results of operations or financial position will vary depending on the specifics of each transaction.

This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. Income attributable to the noncontrolling interests is presented as a component of other income (expense) as it was not significant to our consolidated operating results. The required retrospective presentation of noncontrolling interests as a separate component of stockholders’ equity, rather than liabilities, is outlined in the table below at the end of this section.

Convertible Debt Instruments

At the beginning of fiscal 2010, we adopted new accounting standards issued in May 2008 requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion. This guidance requires separation of the liability and equity components to reflect an effective nonconvertible borrowing rate when the debt was issued.

We estimated fair value of our Debentures and Notes using similar debt instruments at issuance that did not have a conversion feature and allocated an equity component included in paid-in capital that represents the estimated fair value of the conversion feature at issuance.

The adoption of this new accounting guidance increased first quarter noncash interest expense $9.3 million for fiscal 2010 and $5.1 million for fiscal 2009. On an annual basis for fiscal 2010 and 2009, noncash interest expense will increase approximately $30.0 million and fiscal 2009 Debenture repurchase gains decrease approximately $5.0 million, reducing diluted EPS approximately $0.06 for fiscal 2010 and $0.08 for 2009.

Additionally, the new guidance decreased long-term debt, deferred tax assets and deferred offer costs and increased stockholders’ equity. The effects of the required retrospective application for prior periods presented are outlined in the table below at the end of this section as it relates to our Debentures and Notes (see Note 10). The adjustment to long-term debt represents the unamortized balance of the revised discount.

Retrospective Application of New Accounting Standards Adopted at the Beginning of Fiscal 2010

		Adjustments
	As Previously Reported	Convertible Debt	Non- controlling Interests	Partici- pating Securities	As Currently Presented
(In millions, except per share amounts)

INCOME STATEMENT
For the Three Months Ended December 31, 2008
Interest expense	$(30.4)	$(5.1)	$-	$-	$(35.5)
Other income (expense), net	(5.9)	(2.1)	-	-	(8.0)
Income before tax	80.3	(7.2)	-	-	73.1
Income tax provision	14.6	(2.7)	-	-	11.9
Net income	65.7	(4.5)	-	-	61.2

Basic EPS	$0.22	$(0.01)	-	-	$0.21
Diluted EPS	0.22	(0.01)	-	-	0.21

Diluted weighted average shares outstanding	293.7	-	-	(0.3)	293.4

BALANCE SHEET
At September 30, 2009
Deferred income taxes (noncurrent)	$227.3	$(55.1)	$-	$-	$172.2
Other assets and deferred costs (noncurrent)	311.4	(5.0)	-	-	306.4
Total assets	4,388.2	(60.1)	-	-	4,328.1

Long-term debt	2,169.5	(154.8)	-	-	2,014.7
Other liabilities	194.3	-	(1.6)	-	192.7
Total liabilities	3,420.9	(154.8)	(1.6)	-	3,264.5

Paid-in capital	1,264.1	143.4	-	-	1,407.5
Retained earnings	496.3	(48.7)	-	-	447.6
Total equity	967.3	94.7	1.6	-	1,063.6

STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 2008
Operations
Net income	$65.7	$(4.5)	$-	$-	$61.2
Adjustments:
Other non-cash items	(0.8)	-	(1.8)	-	(2.6)
Discounts and deferred issuance costs	0.8	5.1	-	-	5.9
Gain on redemption of debt	(4.4)	2.1	-	-	(2.3)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(105.1)	-	1.8	-	(103.3)
Income taxes, net of employee stock plans	(0.9)	(2.7)	-	-	(3.6)

Recently Issued Accounting Standards Not Yet Adopted

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance which requires us to reassess our primary beneficiary position for all VIE arrangements based on qualitative factors on an on-going basis. This guidance is effective beginning with our first quarter of fiscal 2011 and must be adopted through a cumulative-effect adjustment (with a retrospective option). We continue to evaluate the extent to which this guidance will impact our results of operations, financial position, or cash flows.

Fair Value Measurements

In January 2010, the FASB issued new guidance which will require added disclosures related to assets and liabilities carried at fair value to identify significant transfers between Level 1 and Level 2, as well as provide purchases, sales, issuances, and settlements within the Level 3 reconciliation. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 or IGT’s second quarter of fiscal 2010.

3.   VARIABLE INTEREST ENTITIES AND AFFILIATES

Variable Interest Entities

As the primary beneficiary, we consolidate our VIE WAP trusts in New Jersey that are responsible for administering jackpot payments to winners. The VIE trust consolidations increase jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $88.3 million at December 31, 2009 and $91.3 million at September 30, 2009.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

At December 31, 2009, our investments in CLS stock and convertible notes were accounted for as available-for-sale securities reflected in the aggregate table below. We determined that no features of the convertible notes met the definition of a derivative requiring bifurcation at December 31, 2009. See Note 15 about related foreign currency derivatives and Note 16 for factors related to fair value measurements.

For our equity method joint ventures with CLS, IGT Synergy Holding Ltd. and Asiatic Group Ltd., as of and for the three months ended December 31, 2009, we recognized a loss of $0.1 million and $8.4 million remains to be funded on our capital commitment.

Aggregate Available-for-sale Investments in Unconsolidated Affiliates

December 31, 2009	Adjusted Cost	Unrealized gain (loss)	Fair Value
(In millions)
CLS Stock	$12.2	$4.4	$16.6
CLS Convertible Note	78.6	5.6	84.2
Total	$90.8	$10.0	$100.8

4.   INVENTORIES

	December 31,	September 30,
	2009	2009
(In millions)
Raw materials	$80.1	$74.9
Work-in-process	7.4	6.7
Finished goods	63.3	76.2
Total	$150.8	$157.8

5.   PROPERTY, PLANT AND EQUIPMENT

	December 31,	September 30,
	2009	2009
(In millions)
Land	$62.7	$62.7
Buildings	230.4	230.0
Leasehold improvements	15.0	14.5
Machinery, furniture and equipment	295.1	300.2
Gaming operations equipment	847.9	832.4
Total	1,451.1	1,439.8
Less accumulated depreciation	(893.1)	(881.0)
Property, plant and equipment, net	$558.0	$558.8

6.   SHARE-BASED COMPENSATION

The amount, frequency, and terms of share-based awards may vary based on competitive practices, operating results, and government regulations. New IGT common shares are issued upon option exercises or restricted share grants. Our current practice is generally to grant restricted share awards in the form of units without dividends. Forfeitures are typically due to employee terminations.

On November 4, 2009, IGT granted 2.7 million employee stock options with an exercise price of $18.60 per share in exchange for the 5.3 million underwater employee stock options surrendered in a shareholder approved exchange offer that expired on November 3, 2009. The newly granted options have a six-year contractual term and will vest ratably over two years. The exchange ratio was calculated based on the fair values of the options surrendered and issued under a value-for-value exchange and incremental compensation expense recognized was not material. In connection with the exchange, we recorded $1.4 million of deferred tax benefits.

At December 31, 2009, shares available for grant under the IGT SIP totaled 16.0 million and we have $102.4 million of unrecognized share-based compensation expected to be recognized over a weighted average period of 2.0 years. SIP activity is reflected below as of and for the three months ended December 31, 2009.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	18,022	$26.88
Granted	3,570	18.97
Exercised	(202)	12.03
Forfeited	(217)	35.53
Expired	(177)	19.51
Stock options exchange:
Granted	2,653	18.60
Cancelled	(5,306)	36.35
Outstanding at end of period	18,343	$21.53	6.7	$39.0

Vested and expected to vest	18,077	$21.59	6.7	$38.4

Exercisable at end of period	7,585	$26.72	4.5	$9.8

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,000	$22.60
Granted	1,332	18.38
Vested	(464)	25.12
Forfeited	(123)	36.85
Outstanding at end of period	2,745	$19.57	1.9	$51.5

Expected to vest	2,691	$19.60	2.0	$50.5

7.   ALLOWANCE FOR RECEIVABLES

	December 31,	September 30,
	2009	2009
(In millions)
Allowance for doubtful accounts	$24.0	$23.4

Allowance for doubtful notes and contracts
Current	$23.8	$22.6
Non-current	10.8	10.6
	$34.6	$33.2

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

Our receivables are concentrated in the following legalized gaming regions at December 31, 2009:

North America		International
Alabama	12%	Argentina	22%
Nevada	9	Europe	7
Oklahoma	6	Other Latin America	6
Pennsylvania	5	Other (less than 5% individually)	8
Other (less than 5% individually)	25		43%
	57%

Our net carrying amount for development financing and accounts receivable extended in Alabama to charitable bingo properties was approximately $83.0 million at December 31, 2009. The legality of the operations of these properties has been challenged by the Governor’s Task Force on Illegal Gambling.

Auction Rate Securities

After $1.9 million par were called during the first quarter just ended, we held $19.7 million par of trading ARS along with corresponding put rights at December 31, 2009. The carrying fair values totaled $16.3 million for ARS and $3.3 million for put rights at December 31, 2009. See Note 16 for our valuation techniques and assumptions. The following changes in fair value were included in other income (expense):

ª	$0.1 million net gain ($0.4 million ARS gain and $0.3 million put loss) for the quarter ended December 31, 2009

ª	$1.5 million net loss ($6.2 million ARS loss and $4.7 million put gain) for the quarter ended December 31, 2008

9.   GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity by Segment	North
Three Months Ended December 31, 2009	America	International	Total
(In millions)
Beginning balance	$1,042.8	$108.7	$1,151.5
Foreign currency adjustments	-	0.8	0.8
Ending balance	$1,042.8	$109.5	$1,152.3

Other Intangibles

During the quarter ended December 31, 2009, we added $0.7 million for capitalized patent legal costs with a weighted average life of 6 years.

	December 31, 2009			September 30, 2009
	Accumulated			Accumulated
Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Finite lived intangible assets
Patents	$396.4	$214.3	$182.1	$396.3	$205.7	$190.6
Developed technology	76.7	39.7	37.0	76.7	37.3	39.4
Contracts	26.5	16.3	10.2	26.4	15.7	10.7
Reacquired rights	13.4	0.3	13.1	13.4	0.1	13.3
Customer relationships	8.8	5.0	3.8	8.8	4.8	4.0
Trademarks	3.6	2.6	1.0	3.6	2.4	1.2
Total	$525.4	$278.2	$247.2	$525.2	$266.0	$259.2

Aggregate amortization expense totaled $12.8 million in the current quarter versus $11.5 million in the prior year quarter.

	2010	2011	2012	2013	2014
(In millions)
Estimated annual amortization	$50.8	$44.5	$39.5	$36.0	$32.0

10.   CREDIT FACILITIES AND INDEBTEDNESS

Outstanding Debt	December 31, 2009	September 30, 2009
(In millions)
Domestic credit facility	$737.0	$100.0
Foreign credit facilities	6.7	5.3
Debentures	5.8	707.0
Notes	850.0	850.0
Bonds	500.0	500.0
Total principal	$2,099.5	$2,162.3
Debentures discount	-	(2.7)
Notes discount	(145.2)	(152.1)
Bonds discount	(2.6)	(2.6)
Swap fair value adjustment (see Note 15)	4.1	15.1
Total long-term debt, net	$1,955.8	$2,020.0

IGT was in compliance with all applicable debt covenants at December 31, 2009. Embedded features of all debt agreements were evaluated and did not require bifurcation or had only a nominal value at December 31, 2009.

At the beginning of fiscal 2010, we adopted new accounting standards requiring the separation of liability (debt) and equity (conversion option) components of our convertible debt instruments to reflect an effective nonconvertible borrowing rate when the debt was issued. See Note 2 for prior period amounts retrospectively recast under the new standards.

Domestic Credit Facility

At December 31, 2009, $0.7 billion was drawn ($0.6 billion extended and $0.1 billion non-extended), $1.1 billion was available, and $3.6 million was reserved for letters of credit on our domestic revolving credit facility. The outstanding amount carried a 2.54% weighted average interest rate.

Interest under the credit facility is paid at least quarterly with rates and facility fees based on our public debt ratings or debt to capitalization ratio. Currently, extended commitments bear interest at LIBOR plus 260 bps with a facility fee of 65 bps and non-extended commitments bear interest at LIBOR plus 37.5 bps with a facility fee of 12.5 bps.

Foreign Credit Facilities

At December 31, 2009, $6.7 million was drawn at a weighted average rate of 1.38% and $41.4 million was available under our three revolving credit facilities in Japan and $9.0 million was available under a revolving credit facility in Australia. These foreign credit facilities generally renew annually and are guaranteed by the parent company, International Game Technology, with maturities in January, April, and August for Japan and in March for Australia.

2.6% Convertible Debentures

On December 15, 2009, $701.2 million in aggregate principal of Debentures were validly tendered under the holders’ put option and accepted by IGT for payment. On December 21, 2009, IGT gave call notice to the remaining Debenture holders and completed final redemption of the remaining $5.8 million aggregate outstanding principal on February 4, 2010.

As recast, the equity component totaled $43.7 million and the effective interest rate on the debt component was 6.2%. As of December 31, 2009, the discount was fully amortized. For the three months ended December 31, 2009 and 2008, respectively, the contractual interest expense totaled $3.8 million and $5.8 million and the discount amortization totaled $2.7 million and $5.2 million. The first quarter of fiscal 2009 also included $2.3 million (as recast) in other income (expense) related to gains on Debentures repurchased.

3.25% Convertible Notes

As recast, the equity component totaled $99.7 million and the effective interest rate on the debt component was 8.7%. The contractual interest expense totaled $6.9 million and interest expense related to the discount amortization totaled $6.9 million for the first quarter of fiscal 2010. The remaining discount amortization period was 4.3 years at December 31, 2009.

The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at December 31, 2009.

7.5% Bonds

Interest rate swaps executed in conjunction with our 7.5% Bonds due 2019 are described in Note 15.

11.   CONTINGENCIES

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings. On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. A hearing on the motion was held on February 1, 2010, at which the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. Consequently, a trial on Bally’s antitrust and unfair competition counterclaims has not yet been scheduled.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. On April 28, 2009, the court issued a summary judgment ruling finding the '885 and '812 patents valid. The court also ruled that Bally's "Power Rewards" and "ACSC Power Winners" products infringe certain claims of the '885 and '812 patents. The court granted Bally's motion for summary judgment that Bally's "SDS Power Winners" does not infringe the '885 patent and "Power Bank" and "Power Promotions" do not infringe the '983 patent. The court denied Bally's motion for summary judgment that the '983 patent is invalid. The parties have agreed that Bally's counterclaim for a declaratory judgment on invalidity of the '983 patent will be dismissed without prejudice. IGT’s motion for a permanent injunction against Bally’s infringing products was denied. A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has not yet been scheduled.

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

Aristocrat

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which  issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008. This case has recommenced in the District Court. Pursuant to agreement of the parties, this matter has been stayed.

Brochu v. Loto Quebec

Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, the plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. On August 1, 2008, Loto Quebec filed a discontinuance of the action in warranty against VLC. Notwithstanding the discontinuance, Loto Quebec may still pursue the claims it asserted, or could have asserted, in the action in warranty through arbitration against VLC. The trial of the class action against Loto Quebec commenced on September 15, 2008.

Shareholder Actions

Securities Class Action

On July 30, 2009, International Brotherhood of Electrical Workers Local 697 filed a putative securities fraud class action in the US District Court for the District of Nevada, alleging causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act against IGT and certain of its officers, one of whom is a director. The complaint alleges that between November 1, 2007 and October 30, 2008, the defendants inflated IGT's stock price through a series of materially false and misleading statements or omissions regarding IGT's business, operations, and prospects. The Court has not yet appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act.

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489-ECR-VPC; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542-RCJ-VPC. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints assert claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints seek an unspecified amount of damages and allege similar facts as the securities class action lawsuit. The complaints additionally allege that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The actions were consolidated and subsequently a consolidated derivative complaint was filed in December 2009. Defendants have moved to dismiss that complaint.

On September 30, 2009, the Company was nominally sued in a derivative lawsuit filed in the Second Judicial District Court of the State of Nevada, County of Washoe. Plaintiff purportedly filed the action on behalf of the Company. The lawsuit, captioned Kurz et al. v. Hart et al., Case No. cv-0-9-02982, asserts claims against various current and former officers and directors for breach of fiduciary duties and unjust enrichment. The complaint generally makes the same allegations as the federal derivative complaints and seeks an unspecified amount of damages. The parties have stipulated to stay this action pending the motions to dismiss in the above-mentioned consolidated federal derivative action.

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleges that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5.

ERISA Actions

On October 2, 2009, two putative class action lawsuits were filed on behalf of participants in the Company’s employee pension plans, naming as defendants the Company, the IGT Profit Sharing Plan Committee, and several current and former officers and directors. The complaints (which seek unspecified damages) allege breaches of fiduciary duty under the Employee Retirement Income Security Act, 29 U.S.C §§ 1109 and 1132. The complaints allege similar facts as the securities class action lawsuit. The complaints further allege that the defendants breached fiduciary duties to Plan Participants by failing to disclose material facts to Plan Participants, failing to exercise their fiduciary duties solely in the interest of the Participants, failing to properly manage Plan assets, failing to diversify Plan assets, and permitting Participants to elect to invest in Company stock. The actions, filed in the US District Court for the District of Nevada, are captioned Carr et al. v. International Game Technology et al., Case No. 3:09-cv-00584, and Jordan et al. v. International Game Technology et al., Case No. 3:09-cv-00585. In October 2009, plaintiffs moved for consolidation of the two actions which motion is currently pending. Defendants need not respond until the Court rules on the consolidation motion.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Oral argument was heard on March 12, 2009, and on August 3, 2009, the Ninth Circuit reversed the District Court’s decision. IGT’s motion for summary judgment on plaintiffs’ state law claims was argued on October 22, 2009 and granted in IGT’s favor on December 8, 2009. Plaintiffs currently have a motion pending seeking reconsideration of the dismissal of their state law claims, and IGT has a motion pending seeking to strike plaintiffs’ demand for a jury trial. Trial has been scheduled to begin on June 1, 2010.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2009 totaled $51.1 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds and guarantees not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.8 million at December 31, 2009. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and governmental agencies totaled $3.6 million at December 31, 2009.

IGT Licensor Arrangements

Our sales agreements that include software and IP licensing arrangements may provide a clause whereby IGT indemnifies the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark infringement, or trade secret misappropriation. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant costs due to infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been recorded.

Product Warranties

The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. We estimate accrued warranty costs in the table below based on historical trends in product failure rates and expected costs to provide warranty services.

Three Months Ended December 31,	2009	2008
(In millions)
Balance at beginning of year	$7.9	$8.4
Reduction for payments made	(2.1)	(2.2)
Accrual for new warranties issued	3.1	3.0
Adjustments for pre-existing warranties	(1.8)	(0.9)
Balance at end of period	$7.1	$8.3

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

12.   INCOME TAXES

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

Our effective tax rate was 34.6% and 16.3% for the quarters ended December 31, 2009 and 2008, respectively. The prior year quarter tax rate was lower because of nonrecurring tax benefits, including significant settlements with the IRS, the reversal of accrued interest related to a tax accounting method change application and other discrete items in fiscal 2009.

We file income tax returns in the US federal, and various state, local and foreign jurisdictions. The IRS began an audit of our US federal income tax returns for fiscal years 2002 through 2005 in 2009. We are also subject to examination in state and foreign jurisdictions for the same years. Based on the outcome of taxing authority examinations and statute of limitations expiring in specific jurisdictions, it is reasonably possible that unrecognized tax benefits could significantly change within the next 12 months.  However, an estimate of the amount of possible change cannot be made at this time. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

At December 31, 2009, we had $69.0 million of gross unrecognized tax benefits excluding related accrued interest and penalties of $47.8 million. As of December 31, 2009, $83.7 million of our unrecognized tax benefits, including related accrued interest and penalties, would affect our effective tax rate, if recognized. During the three months ended December 31, 2009, our unrecognized tax benefits increased $1.2 million, and related interest and penalties increased $1.3 million.

13.   EARNINGS PER SHARE RECONCILIATION

	2009	2008
(In millions, except per share amounts)
Net income available to common shares (1)	$73.3	$61.2

Basic weighted average shares outstanding	295.1	293.3
Dilutive effect of non-participating share-based awards	2.3	0.1
Diluted weighted average common shares outstanding	297.4	293.4

Basic earnings per share	$0.25	$0.21
Diluted earnings per share	$0.25	$0.21
Weighted average antidilutive share-based awards shares excluded from diluted EPS	9.8	19.3

(1) Net Income available to participating securities was not significant

14.   OTHER COMPREHENSIVE INCOME

	Quarters Ended
	December 31,
	2009	2008
(In millions)
Net income	$73.3	$61.2
Currency translation adjustments	3.1	(28.9)
Investment unrealized gains (losses)	6.0	(5.2)
Comprehensive income	$82.4	$27.1

15.   DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $28.1 million at December 31, 2009 and $24.9 million at September 30, 2009.

In May 2007, we executed 5-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (see Note 3). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million for which there was no ineffectiveness during the quarter ended December 31, 2009. The component of gain/loss excluded from our assessment of hedge effectiveness was immaterial.

Interest Rate Management

In June 2009, we executed $250.0 million notional value of interest rate swaps, which effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month. Net amounts receivable or payable under the swaps settle semiannually on June 15 and December 15. The interest rate swaps are designated fair value hedges against changes in the fair value of a portion of our Bonds. Our assessment determined that the interest rate swaps are highly effective.

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	December 31, 2009	September 30, 2009
(In millions)
Non-designated Hedges
Foreign currency contracts: Other assets (current)	$ 0.3	$ 0.2
Foreign currency contracts: Other liabilities (current)	0.5	0.8
Designated Hedges
Foreign currency contracts: Other liabilities (current)	$ 0.1	$ 0.1
Interest rate swaps: Other assets (noncurrent)	3.3	14.8
Interest rate swaps: Long-term debt	4.1	15.1

Quarter Ended
Income Statement Location and Gain (loss)	December 31, 2009*
(In millions)
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$ 0.4
Designated Hedges
Foreign currency contracts: Other income (expense)	$ 0.1
Interest rate swap - ineffectiveness: Other income (expense)	0.5
Interest rate swap - effectiveness: Interest expense	2.3

*The prior year quarter not presented was prior to our adoption of revised disclosure requirements.

16.   FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
(In millions)
December 31, 2009
Money market funds	$82.8	$82.8	$-	$-
Investments in unconsolidated affiliates	100.8	16.6	-	84.2
Investments in ARS and put rights	19.6	-	-	19.6
Derivative assets	3.6	-	3.6	-
Derivative liabilities	(4.7)	-	(4.7)	-

September 30, 2009
Money market funds	$82.6	$82.6	$-	$-
Investments in unconsolidated affiliates	94.1	15.7	-	78.4
Investments in ARS and put rights	21.3	-	-	21.3
Derivative assets	15.0	-	15.0	-
Derivative liabilities	(16.0)	-	(16.0)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	December 31, 2009		December 31, 2008
Quarter Ended	Investments in Unconsolidated Affiliates	Investments in ARS	Investments in Unconsolidated Affiliates	Investments in ARS
(In millions)
Beginning balance	$78.4	$21.3	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	-	0.1	(3.9)	(1.5)
Included in other comprehensive income	5.0	-	(6.6)	2.0
Purchases, issuances, accretion, settlements	0.8	(1.8)	1.2	-
Ending balance	$84.2	$19.6	$71.1	$20.1

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$-	$0.1	$(3.9)	$(1.5)

Valuation Techniques and Balance Sheet Presentation

Investments in unconsolidated affiliates carried at fair value are estimated using quoted market prices when available or DCF models incorporating market participant assumptions, including credit quality and market interest rates and/or a Black Scholes formula and lattice models with certain assumptions, such as stock price and volatility. These investments are presented as a component of other assets. See Note 3.

Investments in ARS are valued using DCF, with certain assumptions related to lack of liquidity and observable market transactions. Related put rights are valued based on the difference between the ARS par and fair value, discounted for the broker’s non-performance risk and the time remaining until the exercise period. The ARS and related put rights are presented as a component of other assets. See Note 8.

Derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 15.

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying		Unrealized
December 31, 2009	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$459.7	$501.9	$43.1	$0.9
Notes & contracts receivable	428.8	436.1	7.3	-
Jackpot liabilities	(585.6)	(576.2)	9.4
Credit facilities & indebtedness	(1,951.7)	(2,343.6)	-	391.9

	Carrying		Unrealized
September 30, 2009	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$464.1	$518.0	$54.1	$0.2
Notes & contracts receivable	404.2	413.8	9.6	-
Jackpot liabilities	(588.1)	(595.5)	-	7.4
Credit facilities & indebtedness	(2,004.9)	(2,435.0)	-	430.1

Valuation Techniques and Balance Sheet Presentation

Jackpot investments are valued based on quoted market prices.

Notes and contracts receivable are valued using DCF incorporating expected payments and current market interest rates relative to the credit risk of each customer.

Jackpot liabilities are valued using DCF models incorporating estimated funding rates, future payment timing, and IGT's nonperformance credit risk.

Credit facilities and indebtedness are valued at quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market when available. Otherwise, the fair value is determined using DCF models of expected payments on outstanding borrowings at current borrowing rates. The swap fair value adjustment presented as a component of notes payable is excluded from the credit facilities amounts not carried at fair value in the table above. The prior period reflects the retrospective application of new accounting guidance for convertible debt instruments. See Note 2 and Note 10.

17.   BUSINESS SEGMENTS

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. Realignment of our business development and administrative functions resulted in changes to segment allocations and prior period operating income and income before tax have been recast accordingly.

	Quarters Ended
	December 31,
	2009	2008
(In millions)
NORTH AMERICA
Revenues	$369.6	$482.5
Gaming operations	234.3	267.5
Product sales	135.3	215.0
Gross profit	215.1	245.4
Gaming operations	142.1	136.8
Product sales	73.0	108.6
Operating income	116.3	106.9
Income before tax	121.1	113.6

INTERNATIONAL
Revenues	$146.1	$119.1
Gaming operations	43.0	45.8
Product sales	103.1	73.3
Gross profit	81.5	60.5
Gaming operations	31.1	24.6
Product sales	50.4	35.9
Operating income	45.1	22.3
Income before tax	49.0	20.7

CORPORATE (net unaollocated costs)
Operating loss	$(21.1)	$(29.1)
Loss before tax	(58.0)	(61.2)

CONSOLIDATED
Revenues	$515.7	$601.6
Gaming operations	277.3	313.3
Product sales	238.4	288.3
Gross profit	296.6	305.9
Gaming operations	173.2	161.4
Product sales	123.4	144.5
Operating income	140.3	100.1
Income before tax	112.1	73.1

18.   SUBSEQUENT EVENT

On February 8, 2010, IGT announced to employees its decision to close international operations in Japan due to ongoing difficult market conditions and changes in the Company’s future core business strategy. The closure is part of the Company’s ongoing focus on operating efficiencies in all areas of its business. The closure is targeted for completion by the early part of IGT’s third quarter of fiscal 2010.

First quarter operations in Japan reflected a net loss of $2.5 million in fiscal 2010 and $1.2 million in fiscal 2009. At December 31, 2009, the carrying amount of related assets totaled $17.2 million and liabilities totaled $16.5 million. Fiscal year 2009 operations in Japan reflected a net loss of $21.2 million.

Total charges related to the closure are still developing and will depend on the culmination of certain asset sales and property lease cancellations. We currently estimate charges, including severance, of up to $20.0 million in the aggregate, will be recorded in the second and third quarters of fiscal 2010.

In connection with the closure of these operations, we anticipate repayment and termination of our foreign credit facilities in Japan (see Note 10).

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª	our ability to introduce new products and their impact on replacement demand

ª	the timing, features, benefits, and expected success of new product introductions

ª	growth of our business through technology and IP acquisition

ª	our leadership position in the market

ª	the advantages offered to customers by our anticipated products and product features

ª	gaming growth, expansion, and new market opportunities

ª	fluctuations in future gross margins and tax rates

ª	increasing product sales or machine placements

ª	legislative or regulatory developments and related market opportunities

ª	available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª	the timing and amount of future share repurchases and dividends

ª	losses from off-balance sheet arrangements

ª	financial returns to shareholders related to management of our costs

ª	the outcome and expense of litigation

ª	anticipated increased revenue yields if general economic conditions improve

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

OVERVIEW

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2009. Italicized text with an attached superscript trademark or copyright notation in this document indicates trademarks of IGT or its licensors. For a complete list of trademark and copyright ownership information, please visit our website at www.IGT.com.

International Game Technology is a global company specializing in the design, manufacture, and marketing of electronic gaming equipment and systems products. We are a leading supplier of gaming products to the world with fiscal 2009 annual revenues exceeding $2.1 billion. We provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for operator profits by enhancing the gaming player experience.

We manage operations in two geographic segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional segment information and financial results.

Our first quarter results reflect measured progress in numerous aspects of our business, in spite of a challenging global business environment. During the quarter, we introduced innovative products and technologies at the G2E gaming conference in Las Vegas, installed the first large-scale deployment of server-based gaming, and achieved our highest operating margin in six quarters. We also continue to improve the talent within our management ranks, adding fresh perspectives and a wealth of experience, with the recent additions of our vice president of core products, chief marketing officer, and executive vice president of new media.

The combination of economic uncertainty, intense competition, lower replacement demand, and limited near-term opportunities from new or expanding markets continues to negatively impact results. Our customers continue to experience diminished casino play levels as a result of low consumer confidence and reduced discretionary spending. This not only adversely affects our gaming operations revenues, with approximately 85% dependent on play levels, but it also constrains casino capital spending which negatively impacts for-sale product demand.

During the first quarter of 2010, we introduced our Sex and the City® games into the marketplace with great success, using go-to-market strategies focused on selective placement designed to maximize unit productivity for the operator. Our gaming operations installed base grew modestly during the quarter and encompasses a diverse mix of units customized for a wide variety of distinct markets and a broad range of yield characteristics. Our average per unit revenue yield has been reduced by lower play levels, as well as an increasing installed base mix of lower-yielding lease machines. Our gaming operations installed base continues to provide steady recurring cash flows and we anticipate increased revenue yields as general economic conditions improve.

During the first quarter, historically our slowest quarter, we shipped 200 additional for-sale replacement units compared to the prior year. We continue to receive broad acceptance of our AVP® sbX™-enabled models, which comprised 92% of our North America sales during the first quarter of fiscal 2010. Customer interest remains high for our innovative MLD® machines that provide flexibility between video slots and 3-D reel replication, with over 1,700 MLD® units shipped in the current quarter. We anticipate these trends to continue as our legacy for-sale products are phased out. While we are encouraged by incremental improvement in customer interest, we remain cautious about the overall market environment, as well as predicting the timing and scale of a rebound in the replacement cycle.

We continue with our renewed strategic focus on process improvement, with our “Ease of Doing Business” program designed to reduce the order-to-delivery cycle and product development programs designed to bring more compelling products to market faster at a lower cost. In today’s gaming market we face highly capable competitors, demanding gaming patrons, and increasing game complexity. This market requires constant enhancements, innovations, and improvements to the quality of game content across all product platforms, particularly in video slots. The goal of our initiatives is to build and deliver compelling products and strong systems to support the casino of the future, as well as provide more entertainment value to the player. We believe excellent content drives product sales, increases replacement cycle opportunities, and enhances our installed base.

During the first quarter of fiscal 2010, IGT went live at the CityCenter ARIA Resort and Casino in Las Vegas with the industry’s first large-scale GSA compliant sbX™ server-based open platform. The ARIA casino floor features a one-of-a-kind combination of the IGT sbX™ network, incorporating the unique player interactive Service Window, sbX™ Floor Manger and Media Manager, the IGT Advantage® casino management system, 100 WMS Industries, Inc. machines, and 970 IGT DynamiX™  machines. IGT DynamiX™ complete solution machines combine AVP®, MLD® and Multi-Game technologies.

We continue to market our sbX™ Tier One package, which was released for sale in the latter half of fiscal 2009, providing slot operators with an incremental step towards full enterprise-wide sbX™. This smaller scale solution is designed for easy implementation at the slot-bank level and accommodates up to 100 machines with access to a standard library of available IGT game content for AVP® Video, Video Poker and MLD®. Additionally, in January 2010 we also announced our first international contracts for the installation of sbX™ Experience Management systems in Finland, France, and Italy.

IGT’s sbX™ allows operators the flexibility to reconfigure the gaming floor mix in seconds, more effectively market to players, and offer players personalization, customization and game choices at a single machine location. The sbX™ system is designed to be a product of collaboration with an emphasis on interoperability among multiple machine vendors, creating a seamless experience for the player, and a more cost-effective floor management solution for operators. We expect to realize a growing benefit from sbX™ technology as we differentiate IGT gaming products with new ways to engage, entertain, and interact with the casino player.

We are dependent, in part, on new market opportunities to generate growth. Legislative actions and the passage of voter referendums are providing new and expanding opportunities in Illinois, Ohio, Kansas, Maryland, and Pennsylvania. Development projects in Maryland, Kansas, and Pennsylvania received approval and licensing with openings anticipated over the next two years. State legislatures in Kentucky, Massachusetts, and New Hampshire continue to consider gaming as a way to provide tax revenues in support of public programs. Future gaming expansion is also anticipated in international markets, especially Southeast Asia and Italy. Although the extent and timing is uncertain, we believe new market opportunities will grow as the economy improves and new jurisdictions consider gaming tax revenues as a means to address budget shortfalls.

We remain focused on efficient use of capital in all aspects of our business, taking a prudent and cautious approach in order to preserve maximum flexibility. During the first quarter of fiscal 2010, we realized a positive impact from our fiscal 2009 employee restructuring and cost reduction efforts. We expect to realize further benefit throughout fiscal 2010 and anticipate achieving our goal of a 30% operating margin when business conditions normalize. As we continue the process of evaluating our business in conjunction with assessment of the Company’s long-term strategic goals, we may also further evaluate past and potential investments to determine if and how they fit into our organizational structure going forward. Changes in our intended relationship, as well as changes in market conditions or operating results, related to our affiliates or subsidiaries may cause us to reassess cash flows, recoverability, useful lives, and fair value measurements that may result in material losses or impairment charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition For Software-enabled Products and Multi-element Arrangements

In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multi-element arrangements. We elected to early adopt this new guidance prospectively for new or materially modified arrangements entered into on or after the beginning of our first quarter of fiscal 2010. For transactions entered into prior to the first quarter of fiscal 2010, revenues will continue to be recognized based on prior revenue recognition guidance.

Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality, will no longer be subject to software revenue accounting. The new guidance also established a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on VSOE, TPE, or management’s ESP, and the residual method is no longer allowed.

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, generally for new or highly customized offerings and solutions, estimated selling price is the amount we would sell the product or service for individually. The determination of ESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives.

Under the new guidance, revenues for machines and other software-enabled equipment in certain bundled arrangements will no longer be deferred because VSOE is not available for an undelivered element. Generally, revenues allocated to non-software elements will be recognized upon delivery and customer acceptance, and only revenues allocated to software elements will require deferral and recognition over the lease or license term.

Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies. Adoption of the new revenue recognition guidance for the first quarter of fiscal 2010 resulted in $10.4 million of revenues which would have been recognized in later periods under the prior guidance. Pro forma revenues that would have been reported under the prior accounting guidance are reflected in the following table:

	Quarter Ended December 31, 2009
	As Reported	Pro Forma
(In millions)
Revenues:
Gaming operations	$277.3	$270.4
Product Sales	238.4	234.9
Total	$515.7	$505.3

Convertible Debt Instruments

At the beginning of fiscal 2010, we adopted new accounting standards issued in May 2008 requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion. This guidance requires separation of the liability and equity components to reflect an effective nonconvertible borrowing rate when the debt was issued.

We estimated fair value of our Debentures and Notes using similar debt instruments at issuance that did not have a conversion feature and allocated an equity component included in paid-in capital that represents the estimate fair value of the conversion feature at issuance.

The adoption of this new accounting guidance increased first quarter noncash interest expense $9.3 million for fiscal 2010 and $5.1 million for fiscal 2009. On an annual basis for fiscal 2010 and 2009, noncash interest expense will increase approximately $30.0 million and fiscal 2009 Debenture repurchase gains decrease approximately $5.0 million, reducing diluted EPS approximately $0.06 for fiscal 2010 and $0.08 for 2009.

Additionally, the new guidance decreased long-term debt, deferred tax assets and deferred offer costs and increased stockholders’ equity. The effects of the required retrospective application for prior periods presented are outlined in Note 2 of our Unaudited Condensed Consolidated Financial Statements as it relates to our Debentures and Notes. See the Liquidity section later in this MDA and Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures and Notes.

Other recently issued accounting standards that may impact our financial statements are discussed further in Note 2 of our Unaudited Condensed Consolidated Financial Statements.

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

ª	revenue recognition

ª	goodwill, other intangible assets, royalties, and affiliate investments

ª	jackpot liabilities and expenses

ª	inventory and gaming operations equipment

ª	income taxes

Except for the prospective adoption of accounting standards related to revenue recognition for new arrangements that include software-enabled products and multiple deliverables as discussed above, there have been no significant changes in our critical accounting estimates since those presented in our Annual Report on Form 10-K—Item 7 for the fiscal year ended September 30, 2009.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2009	2008	Amount		%
(In millions except units & EPS)
Revenues	$515.7	$601.6	$(85.9)		-14%
Gaming operations	277.3	313.3	(36.0)		-11%
Product sales	238.4	288.3	(49.9)		-17%
Machines	161.2	190.9	(29.7)		-16%
Non-machine	77.2	97.4	(20.2)		-21%
Gross profit	$296.6	$305.9	$(9.3)		-3%
Gaming operations	173.2	161.4	11.8		7%
Product sales	123.4	144.5	(21.1)		-15%
Gross margin	58%	51%	7	pp	14%
Gaming operations	62%	52%	10	pp	19%
Product sales	52%	50%	2	pp	4%
Units
Gaming operations installed base	62,200	60,900	1,300		2%
Fixed	9,700	15,700	(6,000)		-38%
Variable	52,500	45,200	7,300		16%
Revenue Recognition units*	11,900	15,500	(3,600)		-23%
Operating income	$140.3	$100.1	$40.2		40%
Operating margin	27%	17%	10	pp	59%
Net income	$73.3	$61.2	$12.1		20%
Diluted EPS	$0.25	$0.21	$0.04		19%
* Represents units recognized in revenues, irrespective of the timing of shipment. Certain units associated with a systems lease are prorated based on revenues recognized.

Improved consolidated net income was primarily the result of fiscal 2009 operating cost reduction efforts. North America revenue declines were partially offset by increases internationally. Revenue declines in both gaming operations and product sales were driven by fewer new openings, more intense competition, and the extended weakness in the economy hindering casino play levels and capital spending. Favorable changes in foreign exchange rates increased first quarter revenues by approximately $8.6 million over the prior year.

The prior year quarter operating results included charges for workforce restructuring and additional bad debt provisions related to increased customer credit risk due to the economic downturn. Additionally, the prior quarter included an extra week due to our 52/53-week accounting year, primarily benefiting gaming operations and increasing operating expenses.

Prior periods presented have been adjusted for the required retrospective application of new convertible debt accounting standards adopted during the first quarter of fiscal 2010. The new accounting guidance required the separation of liability and equity components of our convertible debt, which increased interest expense and stockholder’s equity and decreased EPS and long-term debt. Additionally, certain revenues were recognized during the current quarter earlier than previously anticipated as a result of the adoption of new revenue recognition accounting standards for certain software-enable products and multi-element arrangements.

Pending legal issues in Alabama have caused several charitable bingo properties to close their operations.  At issue is the definition of “bingo.” Our charitable bingo operations and investments in Alabama represented approximately 2% or $9.4 million of quarterly consolidated revenues and 2% or $98.5 million of total assets, primarily development financing notes, as of and for December 31, 2009.

Consolidated Gaming Operations

Decreased first quarter gaming operations revenues was largely due to the extra week contributing approximately $22.4 million in the prior year, as well as lower play levels most predominant in North America.  Growth in our International installed base offset declines in North America, reflecting strength in our geographic diversity. Decreased average revenues per unit reflect continued growth in our gaming operations installed base mix of lower priced lease and stand alone units, as well as lower play levels.

Gross profit and margin improvement was driven by reduced costs, primarily jackpot expense largely due to favorable interest rate changes, depreciation, royalties, and service labor.  The prior year quarter gross profit also included approximately $11.5 million related to the extra week. Jackpot expense decreased $27.0 million overall, $19.0 million due to favorable interest rate movement compared to the prior year quarter. Additional information is available about factors affecting jackpot expense in our Annual Report on Form 10-K for the year ended September 30, 2009 under the caption MDA—CRITICAL ACCOUNTING ESTIMATES—Jackpot Liabilities and Expenses.

Consolidated Product Sales

First quarter product sales revenues and gross profit were down over the prior year predominantly in North America, partially offset by International improvement. Gross margin improved primarily on reduced material costs and obsolescence, as well as favorable product mix offsetting unfavorable geographic mix, and favorable changes in foreign exchange rates.

Deferred revenue decreased $15.2 million during the first quarter of fiscal 2010 to $106.8 million at December 31, 2009, primarily due to the completion of obligations under multi-element contracts. During the current quarter, we shipped 1,900 units for which revenues were deferred and recognized revenues for 2,600 units previously shipped, for a net decrease of 700 units in deferred revenue. “Units shipped” represent all units shipped to customers during the period and include units shipped for which revenues were deferred to future periods.

Operating Expenses

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2009	2008	Amount	%
(In millions)
Selling, general and administrative	$90.0	$114.9	$24.9	22%
Research and development	46.7	53.5	6.8	13%
Depreciation and amortization	19.6	20.0	0.4	2%
Restructuring charges	-	17.4	17.4	100%
Total	$156.3	$205.8	$49.5	24%
Percent of revenues	30%	34%

First quarter operating expenses in fiscal 2010 were favorably impacted by our fiscal 2009 cost reduction efforts, bad debt provisions (down $8.6 million), and lower legal and compliance fees (down $5.0 million).  Excluding the extra week, which added approximately $12.6 million to the prior year quarter, and restructuring charges, operating expenses decreased $19.5 million or 11% in the first quarter of fiscal 2010 over the prior year quarter.

Other Income (Expense) and Taxes

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2009	2008	Amount	%
(In millions)
Interest Income	$16.0	$16.5	$(0.5)	-3%
WAP	6.4	7.5	(1.1)	-15%
Other	9.6	9.0	0.6	7%
Interest Expense	(43.2)	(35.5)	(7.7)	-22%
WAP	(6.3)	(7.3)	1.0	14%
Other	(36.9)	(28.2)	(8.7)	-31%
Other	(1.0)	(8.0)	7.0	88%
Total other income (expense)	$(28.2)	$(27.0)	$(1.2)	-4%

Income tax provision	$38.8	$11.9	$(26.9)
Effective tax rate	34.6%	16.3%	(18.3)	pp

The unfavorable variance in total other income (expense) was primarily due to increased interest expense resulting from increased borrowing costs on our recent refinancing, nearly offset by reduced investment write-downs and lower foreign exchange losses.

The prior year period has been recast for the retrospective application of new accounting standards adopted during the first quarter of fiscal 2010 requiring the separation of liability and equity components of our convertible debt to reflect an effective nonconvertible borrowing rate when the debt was issued. This resulted in an increase to noncash interest expense of $9.3 million in the current quarter and $5.1 million in the prior year quarter. See Note 2 and Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information about the impact of the adoption of the new convertible debt accounting standard.

WAP interest income and expense is related to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

Income Tax Provision

The increase in our effective tax rate in the first quarter of fiscal 2010 was primarily due to nonrecurring tax benefits in the prior year quarter, including significant IRS settlements, accrued interest reversed for a method change and other discrete items. Differences between our effective income tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions.

It is reasonably possible that unrecognized tax benefits could significantly change with the next 12 months based on the outcome of taxing authority examinations and statute of limitations expiring in specific jurisdictions. However, an estimate of the amount of possible change cannot be made at this time. While changes in uncertain tax positions and the actual distribution of taxable income may cause volatility in future effective tax rates, we currently expect that our annual effective tax rate (inclusive of discrete items) for fiscal 2010 will be between 36% and 38%.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2009	2008	Amount		%
(In millions except units)
Revenues	$369.6	$482.5	$(112.9)		-23%
Gaming operations	234.3	267.5	(33.2)		-12%
Product sales	135.3	215.0	(79.7)		-37%
Machines	83.7	137.4	(53.7)		-39%
Non-machine	51.6	77.6	(26.0)		-34%
Gross profit	$215.1	$245.4	$(30.3)		-12%
Gaming operations	142.1	136.8	5.3		4%
Product sales	73.0	108.6	(35.6)		-33%
Gross margin	58%	51%	7	pp	14%
Gaming operations	61%	51%	10	pp	20%
Product sales	54%	51%	3	pp	6%
Units
Gaming operations installed base	45,800	46,900	(1,100)		-2%
Fixed	6,600	6,700	(100)		-1%
Variable	39,200	40,200	(1,000)		-2%
Revenue Recognition units	5,500	9,500	(4,000)		-42%
Operating income	$116.3	$106.9	$9.4		9%
Operating margin	31%	22%	9	pp	41%

Cost reduction efforts and reduced bad debt provisions combined to offset lower revenues and resulted in improved first quarter operating income for North America. Fewer new openings, strong competition, and extended weakness in the economy drove revenue declines in both gaming operations and product sales.

North America Gaming Operations

Gaming operations revenues were down $19.1 million related to the extra week in the prior year quarter and lower play levels, as well as retraction in our installed base. A greater mix of lower yielding lease units and fewer WAP units also contributed to lower revenues per unit. With 86% of our North America installed base at December 31, 2009 comprised of variable fee games that earn a percentage of machine play levels, gaming operations is significantly impacted by lower play levels.

The first quarter of fiscal 2010 also included approximately $6.9 million of accumulated lease fees as a result of adopting new accounting standards that would have been recognized in future periods under the prior guidance. See further discussion about new revenue recognition standards for software-enabled products and multi-element arrangements above under RECENTLY ISSUED ACCOUNTING STANDARDS.

Gross profit and margin improvement was driven by reduced jackpot expense largely due to interest rate changes, as well as lower depreciation, royalties and service labor costs.  Additionally, the prior year quarter included approximately $9.8 million of gross profit related to the extra week.

North America Product Sales

Product sales revenues and gross profit decreased during the first quarter of fiscal 2010 on lower volume of machine units and non-machine sales, partially offset by a favorable mix of non-machine products and higher priced MLD® machine models. The first quarter of fiscal 2010 also included approximately $3.5 million in revenues as a result of adopting new accounting standards that would have been recognized in later periods under the prior guidance. See further discussion about new revenue recognition standards for software-enabled products and multi-element arrangements above under RECENTLY ISSUED ACCOUNTING STANDARDS.

First quarter gross margin improved primarily due to reduced material costs and obsolescence, as well as an increasing mix of our premium-priced AVP® and MLD®  machines. Fewer new openings continued to adversely affect unit shipments. Replacement units comprised 57% of 5,300 first quarter shipments in fiscal 2010 compared to 36% of 7,800 units shipped in the prior year.

International

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2009	2008	Amount		%
(In millions except units)
Revenues	$146.1	$119.1	$27.0		23%
Gaming operations	43.0	45.8	(2.8)		-6%
Product sales	103.1	73.3	29.8		41%
Machines	77.5	53.5	24.0		45%
Non-machine	25.6	19.8	5.8		29%
Gross profit	$81.5	$60.5	$21.0		35%
Gaming operations	31.1	24.6	6.5		26%
Product sales	50.4	35.9	14.5		40%
Gross margin	56%	51%	5	pp	10%
Gaming operations	72%	54%	18	pp	33%
Product sales	49%	49%	-	pp	-
Units
Gaming operations installed base	16,400	14,000	2,400		17%
Fixed	3,100	9,000	(5,900)		-66%
Variable	13,300	5,000	8,300		166%
Revenue Recognition units	6,400	6,000	400		7%
Operating income	$45.1	$22.3	$22.8		102%
Operating margin	31%	19%	12	pp	63%

International operating income grew in the first quarter of fiscal 2010 primarily due to higher product sales volume and cost reduction efforts. Foreign exchange rates were favorable to international revenues by approximately $8.0 million in the current quarter compared to the prior year.

On February 8, 2010, IGT announced to employees its decision to close international operations in Japan due to ongoing difficult market conditions and changes in the Company’s future core business strategy.  The closure is part of the Company’s ongoing focus on operating efficiencies in all areas of its business.  The closure is targeted for completion by the early part of IGT’s third quarter of fiscal 2010.  First quarter operations in Japan reflected revenues of $0.1 million in fiscal 2010 and $5.7 million in fiscal 2009.  Operating losses were $2.5 million in the first quarter of fiscal 2010 and $1.9 million in fiscal 2009.

International Gaming Operations

First quarter gaming operations revenues declined primarily due to approximately $3.3 million related to the extra week in the prior year quarter.  Additionally, installed base growth was offset by a greater mix of lower-yielding units and conversions of fixed to variable pricing arrangements. Installed base growth was most significant in the UK. Current quarter gross profit and margin improved primarily due to lower depreciation from a maturing installed base. Additionally, the prior year quarter included approximately $1.7 million of gross profit related to the extra week.

International Product Sales

Product sales revenues and gross profit improved in the current quarter primarily due to volume increases in Latin America and Europe, improved non-machine contributions, and favorable changes in foreign exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At December 31, 2009, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and $1.2 billion available on our credit facilities worldwide.  Other potential sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity or convertible debt securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are available only for funding jackpot winner payments. Unrestricted cash and equivalents increased $26.3 million to $173.0 million at December 31, 2009.  Working capital increased to $642.9 million at December 31, 2009 from $609.2 million at September 30, 2009, primarily due to reductions in accrued liabilities.

Our investments included ARS of $19.7 million par at December 31, 2009 that have no active market, as well as corresponding put rights exercisable from June 30, 2010 through July 2, 2012. There has been no interruption in ARS interest receipts and we expect to fully realize the par value without significant loss. See Note 8 and Note 16 of our Unaudited Condensed Consolidated Financial Statements regarding our ARS recorded fair value and gain/loss.

Cash Flows Summary

			Favorable
Three Months Ended December 31,	2009	2008	(Unfavorable)
(In millions)
Operations	$168.7	$149.5	$19.2
Investing	(66.7)	(129.1)	62.4
Financing	(75.3)	(20.6)	(54.7)
Effects of exchange rates	(0.4)	(5.1)	4.7
Net Change	$26.3	$(5.3)	$31.6

Operating Cash Flows

Operating cash flows increased during the first three months of fiscal 2010 versus the same prior year period primarily due to higher net income and net changes in operating assets and liabilities.  Additional cash provided from payables and income taxes, was partially offset by cash used by operating receivables and jackpot liabilities.

Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements in our most recent Annual Report on Form 10-K.

The net change in operating receivables resulted in operating cash flows of $23.3 million in the first quarter of fiscal 2010. Excluding notes and contracts, average days sales outstanding for the trailing twelve months ended December 31, 2009 decreased to 54 days from 58 days from September 30, 2009 with lower receivables and revenues.

The decrease in inventory resulted in $8.8 million of operating cash flows during the first quarter of fiscal 2010. Inventory turns for the trailing twelve months ended December 31, 2009 declined slightly to 2.9 versus 3.0 at September 30, 2009.

Investing Cash Flows

The decrease in cash used for investing during the first three months of fiscal 2010 compared to fiscal 2009 was primarily due to decreased net development financing, lower capital expenditures, and decreased restricted cash requirements.

Capital expenditures in the table below decreased over the prior year period with cost reductions efforts and reduced machine placements.

			Increase
Three Months Ended December 31,	2009	2008	(Decrease)
(In millions)
Property, plant and equipment	$5.5	$17.1	$(11.6)
Gaming operations equipment	46.3	57.3	(11.0)
Intellectual property	1.5	1.6	(0.1)
Total capital expenditures	$53.3	$76.0	$(22.7)

Financing Cash Flows

The increase in cash used for financing in the first three months of fiscal 2010 was primarily due to increased debt repayments, partially offset by decreased dividends versus the prior year period.

Credit Facilities (See Note 10 of our Unaudited Condensed Consolidated Financial Statements)

At December 31, 2009, $1.2 billion was available on our revolving credit facilities worldwide and we were in compliance with all debt covenants at December 31, 2009.

At December 31, 2009, $1.1 billion was available on our domestic revolving credit facility, $0.7 billion was drawn ($0.6 billion extended and $0.1 billion non-extended), and $3.6 million was reserved for letters of credit. The domestic credit facility subjects us to a number of financial covenants and our ability to comply with these covenants may be adversely impacted by an extended economic downturn. The financial covenants include a minimum ICR of 3.00 and a maximum TLR of 3.75, which reduces to 3.5 on April 1, 2010 and 3.25 on April 1, 2011.  At December 31, 2009, our ICR was 8.4 and our TLR was 2.9.

At December 31, 2009, $50.4 million was available on our foreign revolving credit facilities in Japan and Australia, after $6.7 million drawn in Japan. Additionally, we will be terminating the Japan credit facilities with the closure of these operations to be completed in the early part of our third quarter of fiscal 2010 as further discussed in Note 18 or our Unaudited Condensed Consolidated Financial Statements.

On December 15, 2009, $701.2 million in aggregate principal of Debentures were validly tendered under the holders’ put option and accepted by IGT for payment. This tender was funded with borrowings under our domestic credit facility.  On December 21, 2009, we gave call notice to the remaining Debenture holders and completed final redemption of the remaining $5.8 million aggregate outstanding principal on February 4, 2010 using cash on hand.

Financial Condition

	December 31,	September 30,	Increase
	2009	2009	(Decrease)
(In millions)
Assets	$4,273.8	$4,328.1	$(54.3)
Liabilities	3,138.4	3,264.5	(126.1)
Stockholders' equity	1,135.4	1,063.6	71.8

The decrease in total assets was primarily due to reduced deferred costs related to deferred revenues recognized during the quarter and tax payments, partially offset by increased cash and investments. Liabilities decreased primarily due to Debentures repurchased and lower accrued liabilities. Stockholders’ equity increased primarily due to current period earnings.

Arrangements with Off-Balance Sheet Risk

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

We do not expect any material losses to result from these arrangements, and we are not dependent on off-balance sheet financing arrangements to fund our operations. See also Note 11 of our Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except for the changes described below, our assessment of sensitivity to market risk has not changed significantly since those presented in our Annual Report on Form 10-K--Item 7A for the fiscal year ended September 30, 2009.

Debentures

With $701.2 million in aggregate principal of Debentures tendered on December 15, 2009 and the final redemption completed February 4, 2010, we no longer have associated market risk. See Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the Debentures.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see Note 11 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2009. For convenience, our updated risk factors are included below.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables from our customers.

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could decline for reasons beyond our control, such as continued negative economic conditions, natural disasters, acts of war or terrorism, or health issues (such as concerns about the H1N1 Virus). Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and significant volatility in the credit and equity markets.

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

Our outstanding Notes subject us to additional risks.

Our Notes issued in May 2009 contain a net settlement feature, which entitles holders to receive cash up to $1,000 per Note and shares for any excess conversion value as determined by the respective governing indentures. Consequently, if a significant number of Notes are converted or redeemed, we would be required to make significant cash payments to the holders who convert or redeem the Notes.

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

Our Domestic Credit Facility subjects us to a number of financial covenants, including a minimum ratio of EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of debt to EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under our Domestic Credit Facility, Bonds and Notes to become immediately due and payable. In addition, our interest rate under the Domestic Credit Facility can vary based on our public credit rating or our debt to capitalization ratio. Each of these measures may be adversely impacted by unfavorable economic conditions.  The Domestic Credit Facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing gaming machines and ownership changes and consolidation in the casino industry could limit or reduce our future profits.

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

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits. Changes in ownership or business combinations in the casino industry could also lead to decreased spending on our products, downward pricing pressures or a slowing in the rate of gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

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

Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws or problems with obtaining or maintaining needed licenses or approvals.

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

Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. Further, changes in existing gaming regulations or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.

For example, in a case arising from the seizure of certain non-IGT charitable “bingo” machines by the Alabama Governor’s Task Force on Illegal Gambling, the State Supreme Court recently established a six-part definition of “bingo” with which Alabama charitable gaming machines must comply. Modifications were made to our Alabama games that we believe comply with the court’s standards. However, we can give no assurance that our modifications will be determined to comply with the new standards or that we will not encounter further legal, regulatory, financial, or competitive issues, which could have an adverse impact on our Alabama operations. Recently, two charitable bingo halls, VictoryLand and Country Crossing, voluntarily ceased operations. IGT has supplied product and development financing to these properties. Our charitable bingo operations and investments in Alabama represented approximately 2% of quarterly consolidated revenues and total assets, primarily development financing loans, as of and for December 31, 2009.

Our success in the competitive gaming industry depends in large part on our ability to develop and manage frequent introductions of innovative products.

The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Increased competition has negatively impacted, and may continue to negatively impact, our results. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound.  There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us. For example, our business and results could be adversely affected if we experience delays or problems in our continued deployment of sbX™ gaming management systems, or if we do not gain market acceptance for these systems.

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

Our gaming machines and online operations may experience losses due to technical problems or fraudulent activities.

We incorporate security features into the design of our gaming machines and other systems, including those responsible for our online operations, which are designed to prevent us and our patrons from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud our patrons, or if our hardware or software experiences any technical anomalies, the public may lose confidence in our gaming machines and operations or we could become subject to legal claims by our customers or to investigation by gaming authorities.

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

The risks related to operations in foreign countries and outside of traditional US jurisdictions could negatively affect our results.

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks including:

ª	social, political or economic instability

ª	additional costs of compliance

ª	tariffs and other trade barriers

ª	fluctuations in foreign exchange rates outside the US

ª	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

ª	expropriation, nationalization and restrictions on repatriation of funds or assets

ª	difficulty protecting our intellectual property.

Such developments could adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Form 8-K, Item 2.05    Costs Associated with Exit or Disposal Activities

On February 8, 2010, IGT announced to employees its decision to close international operations in Japan due to ongoing difficult market conditions and changes in the Company’s future core business strategy. The closure is part of the Company’s ongoing focus on operating efficiencies in all areas of its business. The closure is targeted for completion by the early part of IGT’s third quarter of fiscal 2010.

First quarter operations in Japan reflected a net loss of $2.5 million in fiscal 2010 and $1.2 million in fiscal 2009. At December 31, 2009, the carrying amount of related assets totaled $17.2 million and liabilities totaled $16.5 million. Fiscal year 2009 operations in Japan reflected a net loss of $21.2 million.

Total charges related to the closure are still developing and will depend on the culmination of certain asset sales and property lease cancellations. We currently estimate cash and non-cash charges, including severance, of up to $20.0 million in the aggregate, will be recorded in the second and third quarter of fiscal 2010.

Form 8-K, Item 5.02 (e)    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

In connection with the departure of David D. Johnson as Executive Vice President, General Counsel, and Secretary of International Game Technology, effective as of January 4, 2010, Mr. Johnson received a lump sum payment in cash constituting one year of salary (determined based on his highest annual salary during the previous two years) and the pro rata portion of his target bonus opportunity for fiscal year 2010.  Mr. Johnson also received one year of accelerated vesting of his outstanding equity incentive awards and continuing medical benefits under COBRA for one year.

Item 6. Exhibits

10.1*
Amended and Restated Employment Agreement, dated December 1, 2009, between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2009).

10.2*
Executive Transition Agreement, dated to be effective October 23, 2009, between International Game Technology and Patrick W. Cavanaugh (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 23, 2009).

10.3*
Executive Transition Agreement, dated to be effective October 23, 2009, between International Game Technology and David D. Johnson (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed December 23, 2009).

10.4*	Summary of Named Executive Officer and Director Compensation Arrangements at January 31, 2010

10.5*	Executive Transition Agreement, dated to be effective October 23, 2009, between International Game Technology and Anthony Ciorciari.

10.6*	Employment Agreement, dated November 30, 1993, between International Game Technology and Paulus Karskens.

10.7
Second Amended and Restated Credit Agreement, dated as of June 8, 2009, with Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, The Royal Bank of Scotland PLC, the Bank of Tokyo-Mitsubishi UFJ, Ltd./Union Bank of California, N.A., and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Bank, N.A. and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.

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

Date:  February 11, 2010

INTERNATIONAL GAME TECHNOLOGY

/s/Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President and Chief Financial Officer, and Treasurer
(Principal Financial Officer)