Form 10-Q
period 2010-04-03
INTERNATIONAL GAME TECHNOLOGY
filed 2010-05-13
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2010

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☒

At May 10, 2010, there were 298.1 million shares of our $.00015625 par value common stock outstanding.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)	iii

PART I – FINANCIAL INFORMATION	1

Item 1. Unaudited Condensed Consolidated Financial Statements	1

CONSOLIDATED INCOME STATEMENTS	1

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

FORWARD LOOKING STATEMENTS	28

OVERVIEW	28

RECENTLY ISSUED ACCOUNTING STANDARDS	30

CRITICAL ACCOUNTING ESTIMATES	31

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis	32

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis	36

LIQUIDITY AND CAPITAL RESOURCES	38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II – OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. (Removed and Reserved)	47

Item 5. Other Information	47

Item 6. Exhibits	47

ii

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates as presented:	Fiscal dates -- actual:
March 31, 2010	April 3, 2010
March 31, 2009	April 4, 2009
September 30, 2009	October 3, 2009

Abbreviation/term as presented	Definition
Anchor	Anchor Gaming
ARS	auction rate securities
ASU	accounting standards update
AVP®	Advanced Video Platform®
Bonds	7.5% Notes due 2019
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
Debentures	2.6% Convertible Debentures
EBITDA	earnings before interest, tax, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
ICR	interest coverage ratio
IGT, we, our, the Company	International Game Technology and its consolidated entities
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
MBE	management’s best estimate
MDA	management’s discussion and analysis
MLD®	3-D Multi-Layer Display
MOU	Memorandum of understanding
Notes	3.25% Convertible Notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
SEC	Securities and Exchange Commission
SIP	Stock Incentive Plan
TLR	total leverage ratio
TPE	Third-party evidence
UK	United Kingdom
US	United States
VIE	variable interest entity
VSOE	vendor specific objective evidence
WAP	wide area progressive
*	not meaningful (in tables)

iii

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In millions, except per share amounts)
Revenues
Gaming operations	$281.3	$294.5	$558.6	$607.8
Product sales	213.1	181.2	451.5	469.5
Total revenues	494.4	475.7	1,010.1	1,077.3
Costs and operating expenses
Cost of gaming operations	107.3	121.5	211.4	273.4
Cost of product sales	114.5	94.2	229.6	238.0
Selling, general and administrative	86.6	109.3	176.5	224.3
Research and development	52.5	52.8	99.2	106.3
Depreciation and amortization	19.0	19.4	38.6	39.4
Impairment and restructuring	76.2	8.3	76.2	25.7
Total costs and operating expenses	456.1	405.5	831.5	907.1
Operating income	38.3	70.2	178.6	170.2
Other income (expense)
Interest income	15.4	14.8	31.4	31.3
Interest expense	(39.0)	(32.2)	(82.2)	(67.7)
Other	1.0	(1.5)	(0.1)	(9.5)
Total other income (expense)	(22.6)	(18.9)	(50.9)	(45.9)
Income before tax	15.7	51.3	127.7	124.3
Income tax provision	15.0	17.7	53.7	29.5
Net income	$0.7	$33.6	$74.0	$94.8

Basic earnings per share	$0.00	$0.11	$0.25	$0.32

Diluted earnings per share	$0.00	$0.11	$0.25	$0.32

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.21

Weighted average shares outstanding
Basic	295.9	293.6	295.5	293.4
Diluted	297.3	293.7	297.7	293.5

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$171.8	$146.7
Investment securities	8.4	21.3
Restricted cash and investments	79.0	79.4
Jackpot annuity investments	66.2	67.2
Accounts receivable, net	294.8	334.3
Current maturities of notes and contracts receivable, net	172.0	154.8
Inventories	125.1	157.8
Deferred income taxes	89.4	82.8
Other assets and deferred costs	166.8	189.4
Total current assets	1,173.5	1,233.7
Property, plant and equipment, net	563.0	558.8
Jackpot annuity investments	381.3	396.9
Notes and contracts receivable, net	208.5	249.4
Goodwill	1,149.5	1,151.5
Other intangible assets, net	228.9	259.2
Deferred income taxes	180.3	172.2
Other assets and deferred costs	278.2	306.4
Total Assets	$4,163.2	$4,328.1

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Short-term debt	$-	$5.3
Accounts payable	78.0	90.5
Jackpot liabilities, current portion	157.6	155.5
Accrued employee benefits	14.1	32.8
Accrued income taxes	2.3	9.4
Dividends payable	17.8	17.8
Other accrued liabilities	274.5	313.2
Total current liabilities	544.3	624.5
Long-term debt	1,884.6	2,014.7
Jackpot liabilities	407.7	432.6
Other liabilities	187.7	192.7
Total Liabilities	3,024.3	3,264.5

Commitments and Contingencies

Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 338.8 and 337.2 issued; 297.9 and 296.6 outstanding	0.1	0.1
Additional paid-in capital	1,451.8	1,417.8
Treasury stock at cost: 40.9 and 40.6 shares	(801.3)	(799.3)
Retained earnings	475.7	437.3
Accumulated other comprehensive income	13.1	6.1
Total IGT Stockholders' Equity	1,139.4	1,062.0
Noncontrolling Interests	(0.5)	1.6
Total Equity	1,138.9	1,063.6
Total Liabilities and Stockholders' Equity	$4,163.2	$4,328.1

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,	2010	2009
(In millions)
Operations
Net income	$74.0	$94.8
Adjustments:
Depreciation, amortization, and asset charges	120.2	148.2
Discounts and deferred issuance costs	24.3	11.2
Inventory obsolescence	10.6	7.0
Bad debt provisions	4.9	24.2
Share-based compensation	20.6	20.0
(Gain) loss on investments	(0.2)	2.5
Gain on redemption of debt	-	(1.3)
Impairment	59.8	-
Other non-cash items	(1.4)	(4.0)
Excess tax benefits from employee stock plans	(6.9)	-
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	25.4	85.5
Inventories	31.9	21.3
Other assets and deferred costs	39.4	3.5
Income taxes, net of employee stock plans	(16.3)	(81.3)
Accounts payable and accrued liabilities	(75.2)	(94.0)
Jackpot liabilities	(34.4)	(31.5)
Cash from operations	276.7	206.1
Investing
Capital expenditures	(116.8)	(133.9)
Proceeds from assets sold	5.0	3.7
Proceeds from investment securities	13.1	-
Jackpot annuity investments, net	29.3	23.7
Changes in restricted cash	0.2	11.3
Loans receivable cash advanced	(17.7)	(66.7)
Loans receivable payments received	3.3	4.1
Investments in unconsolidated affiliates	(4.9)	(11.9)
Business acquisitions/VIE deconsolidation	(1.4)	(15.7)
Cash from investing	(89.9)	(185.4)
Financing
Debt proceeds	1,016.5	1,309.0
Debt repayments	(1,158.4)	(1,317.9)
Debt issuance costs	(0.1)	-
Employee stock plan proceeds	13.3	5.4
Excess tax benefits from employee stock plans	6.9	-
Dividends paid	(35.6)	(85.8)
Cash from financing	(157.4)	(89.3)
Foreign exchange rates effect on cash and equivalents	(4.3)	(6.6)
Net change in cash and equivalents	25.1	(75.2)
Beginning cash and equivalents	146.7	266.4
Ending cash and equivalents	$171.8	$191.2

See accompanying notes

Supplemental Cash Flows Information

“Depreciation, amortization, and asset charges” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation, amortization, and asset charges” included in cost of gaming operations and cost of product sales.

Six Months Ended March 31,	2010	2009
(In millions)
Jackpot funding
Change in jackpot liabilities	$(34.4)	$(31.5)

Jackpot annuity purchases	(2.6)	(7.9)
Jackpot annuity proceeds	31.9	31.6
Net change in jackpot annuity investments	29.3	23.7
Net jackpot funding	$(5.1)	$(7.8)
Capital expenditures
Property, plant and equipment	$(16.4)	$(28.4)
Gaming operations equipment	(98.3)	(101.2)
Intellectual property	(2.1)	(4.3)
Total	$(116.8)	$(133.9)
Payments
Interest	$47.8	$42.6
Income taxes	68.6	113.2
Non-cash investing and financing items:
Accrued capital asset additions	$1.8	$5.2
Interest accretion for jackpot annuity investments	12.7	14.2

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$(0.8)	$21.9
Fair value of liabilities	(2.2)	6.2

See accompanying notes

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CONSOLIDATION

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

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below.  Fiscal 2010 will contain 52 weeks and our results for the first six months contained 26 weeks versus 27 weeks in the prior year period.

Period End
	Presented as	Actual
Current quarter	March 31, 2010	April 3, 2010
Prior year quarter	March 31, 2009	April 4, 2009
Prior fiscal year end	September 30, 2009	October 3, 2009

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

Out-of-Period Adjustments

In our second quarter ended March 31, 2010, we recorded out-of-period adjustments to correct items, which overstated net income by $1.0 million in the first quarter of fiscal 2010.  These adjustments had no effect on the six months ended March 31, 2010.  We also recorded an out-of-period adjustment of $1.4 million to correct the tax provision, which was overstated in the prior year.  As we do not believe these adjustments are material to our consolidated financial statements for any period, we have not restated any prior period amounts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenues when all of the following have been satisfied:

ª	persuasive evidence of an arrangement exists
ª	the price to the customer is fixed and determinable
ª	delivery has occurred and any acceptance terms have been fulfilled
ª	no significant contractual obligations remain
ª	collection is reasonably assured

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

Our gaming machines and certain other tangible products, containing both software and nonsoftware components that function together to deliver the product’s essential functionality, were previously subject to software revenue recognition. Under ASUs adopted for new and materially modified arrangements entered into after the beginning of our first quarter of fiscal 2010 (discussed below under Recently Issued Accounting Standards – Adopted), our gaming machines and certain other tangible products no longer fall under the scope of software revenue recognition and are generally recognized upon delivery and customer acceptance.

Multi- element Arrangements

The majority of our multiple element contracts are for some combination of machines, network systems, license fees, maintenance, training, and other services. Revenues for individual deliverables are recognized when the recognition criteria for that element has been met. We elected to early adopt ASUs for revenue recognition related to certain software-enabled products and multi-element arrangements on a prospective basis for new or materially modified arrangements entered into after the beginning of our fiscal year 2010. Most of our products and services qualify as separate units of accounting, and the ASUs do not change this premise. The terms of performance, cancellation, termination, or refunds in our multiple element contracts are similar to those for individual stand-alone deliverables.

Under the ASUs, arrangement consideration is allocated among multiple deliverables based on relative selling prices. In order of preference, relative selling prices are estimated based on VSOE, TPE, or MBE, and the residual method is not allowed for nonsoftware elements. VSOE is determined by the net price charged for each deliverable when it is sold separately. VSOE for maintenance agreements is determined based on the annual renewal rates. When VSOE or TPE is not available, generally for new or highly customized offerings, the estimated selling price is the amount we would sell the product or service for individually. The determination of MBE is made based on our standard pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives.

Under the ASUs, revenues for machines and other software-enabled equipment in certain bundled arrangements are no longer deferred because VSOE is not available for an undelivered element. Generally, revenues allocated to non-software elements will be recognized upon delivery and customer acceptance, and only revenues allocated to software elements require deferral and recognition over a lease or license term.

Prior to the beginning of fiscal 2010, if we were unable to establish VSOE for any undelivered element, revenue was generally deferred until all elements were delivered or until VSOE could be determined. If we did not have VSOE for a delivered element, VSOE for the undelivered elements was deferred, and the residual amount constituted the revenues recognized for the delivered elements. Additionally, when machines were sold in combination with a leased system on which the machines depend for essential functionality, machine revenues were recognized ratably over the system lease contract term.

Deferred Revenue

Deferred revenue consists of amounts received or billed after products are delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition. Complex systems and/or multi-element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.

Deferred revenue balances in the table below related primarily to product sales where the installation was not yet complete or we were obligated to perform future services. At March 31, 2010, $18.4 million remains deferred because it is subject to prior revenue recognition criteria in effect before the beginning of fiscal 2010.

	March 31,	September 30,
	2010	2009
(In millions)
Other accrued liabiltites (current)	$83.1	$101.7
Other liabilities (noncurrent)	18.9	20.3
Total	$102.0	$122.0

Recently Issued Accounting Standards - Adopted

Revenue Recognition For Software-enabled Products and Multi-element Arrangements

In October 2009, the FASB issued ASUs about revenue recognition for certain software-enabled products and multi-element arrangements. Under these ASUs, tangible products, containing both software and nonsoftware components that function together to deliver a tangible product’s essential functionality, are no longer subject to software revenue accounting. These ASUs also established a more economically aligned model for allocating revenues among deliverables in a multi-element arrangement, based on relative selling prices.

We elected to early adopt these ASUs prospectively for new or materially modified arrangements entered into on or after the beginning of our fiscal 2010. See our revenue recognition accounting policies above for additional information about our application of these ASUs. Although this adoption is not currently expected to have a material effect on the timing or amount of future revenues, the impact is dependent upon the prevalence of multi-element arrangements and the implementation of new sales arrangements.

Pro forma revenues that would have been reported under the prior accounting guidance are reflected in the table below:

	Quarter Ended			Six Months Ended
	March 31, 2010			March 31, 2010
	As Reported	Pro Forma	Increase (decrease)*	As Reported	Pro Forma	Increase (decrease)*
(In millions)
Revenues
Gaming operations	$284.6	$284.6	$-	$561.9	$555.0	$6.9
Product Sales	213.1	199.7	13.4	451.5	434.6	16.9
Total	$497.7	$484.3	$13.4	$1,013.4	$989.6	$23.8

* Additional revenues recognized which would have been recongnized in later periods under prior quidance

Fair Value Measurements

In September 2006, an accounting standard was issued which refined the definition of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. The adoption of this accounting standard for non-financial assets and liabilities at the beginning of fiscal 2010 did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued an ASU requiring added disclosures related to assets and liabilities carried at fair value to identify significant transfers between Level 1 and Level 2, techniques and inputs used, and any significant changes to techniques and inputs. See Note 16 for additional information about fair value measurements. This adoption in our second quarter of fiscal 2010 did not have a material impact on our results of operations, financial position or cash flows.

Participating Securities in Share-Based Payment Transactions

At the beginning of fiscal 2010, we adopted an ASU issued in June 2008 for determining whether instruments granted in share-based payment transactions are participating securities which should be included in the computation of EPS using the two-class method (see Note 13). Certain restricted stock granted under our employee SIP (see Note 6) is considered a participating security because it carries non-forfeitable rights to dividends. This adoption did not have a material impact on our financial statements and the effect of the required retrospective application for prior periods presented is summarized in the table below at the end of this section.

Business Combinations and Noncontrolling Interests

At the beginning of fiscal 2010, we adopted accounting standards issued in December 2007 revising the method of accounting for a number of aspects of business combinations and noncontrolling interests (i.e. minority interests), such that more assets and liabilities will be measured at fair value as of the acquisition date. Certain contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

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

This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. Income attributable to the noncontrolling interests is presented as a component of other income (expense) as it was not significant to our consolidated operating results. The required retrospective presentation of noncontrolling interests as a separate component of stockholders’ equity, rather than liabilities, is summarized in the table below at the end of this section.

Convertible Debt Instruments

At the beginning of fiscal 2010, we adopted an ASU issued in May 2008 requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion to reflect an effective nonconvertible borrowing rate when the debt was issued. We estimated fair value of our Debentures (1.75% and 2.6%) and Notes using similar debt instruments at issuance that did not have a conversion feature and allocated an equity component included in paid-in capital that represents the estimated fair value of the conversion feature at issuance.

In addition to the prior year amounts recast in the table below, this adoption increased noncash interest expense $6.7 million for the second quarter and $16.0 million for the six months ended March 31, 2010. On an annual basis, noncash interest expense will increase approximately $30.0 million for fiscal years 2010 and 2009, Debenture repurchase gains will decrease $5.2 million for fiscal 2009, collectively reducing diluted EPS $0.06 for fiscal 2010 and $0.08 for 2009.

Additionally, this adoption decreased long-term debt, deferred tax assets and deferred offering costs and increased stockholders’ equity. The effects of the required retrospective application for prior periods presented as it relates to our Debentures and Notes are summarized in the table below at the end of this section. See Note 10 for additional information related to our Debentures and Notes. The adjustment to long-term debt represents the unamortized balance of the revised discount.

Retrospective Application of New Accounting Standards Adopted at the Beginning of Fiscal 2010

		Adjustments
	As Previously Reported	Convertible Debt	Non-controlling Interests	Participating Securities	As Currently Presented
(In millions, except per share amounts)

INCOME STATEMENTS
For the Three Months Ended March 31, 2009
Interest expense	$(28.0)	$(4.2)	$-	$-	$(32.2)
Other income (expense), net	1.6	(3.1)	-	-	(1.5)
Income before tax	58.6	(7.3)	-	-	51.3
Income tax provision	20.3	(2.6)	-	-	17.7
Net income	38.3	(4.7)	-	-	33.6

Basic EPS	$0.13	$(0.02)	-	-	$0.11
Diluted EPS	$0.13	$(0.02)	-	-	$0.11

Diluted weighted average shares outstanding	293.9	-	-	(0.2)	293.7

For the Six Months Ended March 31, 2009
Interest expense	$(58.4)	$(9.3)	$-	$-	$(67.7)
Other income (expense), net	(4.3)	(5.2)	-	-	(9.5)
Income before tax	138.8	(14.5)	-	-	124.3
Income tax provision	34.8	(5.3)	-	-	29.5
Net income	104.0	(9.2)	-	-	94.8

Basic EPS	$0.35	$(0.03)	-	-	$0.32
Diluted EPS	$0.35	$(0.03)	-	-	$0.32

Diluted weighted average shares outstanding	293.7	-	-	(0.2)	293.5

BALANCE SHEET
At September 30, 2009
Deferred income taxes (noncurrent)	$227.3	$(55.1)	$-	$-	$172.2
Other assets and deferred costs (noncurrent)	311.4	(5.0)	-	-	306.4
Total assets	4,388.2	(60.1)	-	-	4,328.1

Long-term debt	2,169.5	(154.8)	-	-	2,014.7
Other liabilities	194.3	-	(1.6)	-	192.7
Total liabilities	3,420.9	(154.8)	(1.6)	-	3,264.5

Paid-in capital	1,264.1	153.7	-	-	1,417.8
Retained earnings	496.3	(59.0)	-	-	437.3
Total equity	967.3	94.7	1.6	-	1,063.6

STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2009
Operations
Net income	$104.0	$(9.2)	$-	$-	$94.8
Adjustments:
Other non-cash items	(2.1)	-	(1.9)	-	(4.0)
Discounts and deferred issuance costs	1.9	9.3	-	-	11.2
Gain on redemption of debt	(6.5)	5.2	-	-	(1.3)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(95.9)	-	1.9	-	(94.0)
Income taxes, net of employee stock plans	(76.0)	(5.3)	-	-	(81.3)

Recently Issued Accounting Standards - Not Yet Adopted

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an ASU which requires us to reassess our primary beneficiary position for all VIE arrangements based on qualitative factors on an on-going basis. This ASU is effective beginning with our first quarter of fiscal 2011 and must be adopted through a cumulative-effect adjustment (with a retrospective option). We continue to evaluate the extent to which this ASU will impact our results of operations, financial position, or cash flows.

Fair Value Measurement Disclosures

In January 2010, the FASB issued an ASU which will require supplemental disclosures related to purchases, sales, issuances, and settlements within the Level 3 reconciliation. This ASU is effective for interim and annual reporting periods beginning with our first quarter of fiscal 2012 and is not expected to have a material impact on our financial statements.

Accruals for Casino Jackpot Liabilities

In April 2010, the FASB issued an ASU on jackpot liabilities clarifying that an entity should not accrue jackpot liabilities (or portions thereof), specifically addressing base jackpot liabilities, before they are won if the payout can be avoided. The ASU will be applied prospectively with a cumulative-effect adjustment in retained earnings at the beginning of the period of adoption and is effective beginning with our first quarter of fiscal 2012. We continue to evaluate the extent to which this guidance will impact our results of operations, financial position, or cash flows.

Revenue Recognition – Milestone Method for Research and Development Transactions

In April 2010, the FASB issued an ASU about defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This ASU generally allows milestone payments to be recognized as revenue in their entirety when specific milestone results are achieved. The ASU will be applied prospectively to milestones achieved as of the beginning of our fiscal year 2011 and early adoption is permitted. We continue to evaluate this ASU, but do not expect it to have a material impact to our results of operations, financial position or cash flows.

3.	VARIABLE INTEREST ENTITIES AND AFFILIATES

Variable Interest Entities

As the primary beneficiary, we consolidate our VIE WAP trusts in New Jersey that are responsible for administering jackpot payments to winners. The VIE trust consolidations increase jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $86.0 million at March 31, 2010 and $91.3 million at September 30, 2009.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

At March 31, 2010, our investments in CLS stock and convertible notes were accounted for as available-for-sale securities reflected in the aggregate table below. We determined that no features of the convertible notes met the definition of a derivative requiring bifurcation at March 31, 2010. See Note 15 about related foreign currency derivatives and Note 16 for factors related to fair value measurements.

For our equity method joint ventures with CLS, IGT Synergy Holding Ltd. and Asiatic Group Ltd., as of and for the six months ended March 31, 2010, we recognized a loss of $0.2 million and $8.4 million remains to be funded on our capital commitment.

Aggregate Available-for-sale Investments in Unconsolidated Affiliates

	Adjusted	Unrealized	Fair
March 31, 2010	Cost	gain (loss)	Value
(In millions)
CLS Stock	$12.2	$4.9	$17.1
CLS Convertible Note	79.2	8.5	87.7
Total	$91.4	$13.4	$104.8

4.	INVENTORIES

	March 31,	September 30,
	2010	2009
(In millions)
Raw materials	$72.0	$74.9
Work-in-process	4.1	6.7
Finished goods	49.0	76.2
Total	$125.1	$157.8

5.	PROPERTY, PLANT AND EQUIPMENT

	March 31,	September 30,
	2010	2009
(In millions)
Land	$62.6	$62.7
Buildings	230.3	230.0
Leasehold improvements	15.3	14.5
Machinery, furniture and equipment	292.7	300.2
Gaming operations equipment	835.8	832.4
Total	1,436.7	1,439.8
Less accumulated depreciation	(873.7)	(881.0)
Property, plant and equipment, net	$563.0	$558.8

6.	SHARE-BASED COMPENSATION

The amount, frequency, and terms of share-based awards may vary based on competitive practices, operating results, and government regulations. New IGT common shares are issued upon option exercises or restricted share grants and vesting of restricted share units. Our current practice is generally to grant restricted share awards in the form of units without dividends. Forfeitures are typically due to employee terminations.

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

At March 31, 2010, shares available for grant under the IGT SIP totaled 16.5 million and we expect to recognize $93.8 million of unrecognized share-based compensation over a weighted average period of 1.8 years. SIP activity is reflected below as of and for the six months ended March 31, 2010.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	18,022	$26.88
Granted	3,840	18.97
Exercised	(428)	12.20
Forfeited	(506)	19.45
Expired	(405)	33.31
Stock options exchange:
Granted	2,653	18.60
Cancelled	(5,306)	36.35
Outstanding at end of period	17,870	$21.55	6.5	$35.3

Vested and expected to vest	17,647	$21.61	6.5	$34.8

Exercisable at end of period	7,609	$26.52	4.3	$10.6

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,000	$22.60
Granted	1,355	18.37
Vested	(592)	23.29
Forfeited	(207)	29.79
Outstanding at end of period	2,556	$19.71	1.8	$47.5

Expected to vest	2,510	$19.74	1.8	$46.6

7.	ALLOWANCE FOR RECEIVABLES

	March 31,	September 30,
	2010	2009
(In millions)
Allowance for doubtful accounts receivable	$27.1	$23.4

Allowance for doubtful notes and contracts
Current	$37.2	$22.6
Non-current	42.9	10.6
	$80.1	$33.2

See Note 18 regarding allowance recorded for Alabama-related notes and accounts receivable.

8.	CONCENTRATIONS OF CREDIT RISK

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

Our receivables were concentrated in the following legalized gaming regions at March 31, 2010. See Note 18 regarding Alabama charitable bingo receivables.

North America		International
Nevada	8%	Argentina	24%
Alabama	6	Europe	9
Oklahoma	6	Other Latin America	7
Pennsylvania	6	Other (less than 5% individually)	6
Other (less than 5% individually)	28		46%
	54%

Auction Rate Securities

After $13.1 million par called during the first six months of fiscal 2010, we held $8.4 million par of trading ARS along with corresponding put rights at March 31, 2010. The carrying fair values totaled $7.4 million for ARS and $1.0 million for put rights at March 31, 2010. See Note 16 for our valuation techniques and assumptions. The following changes in fair value were included in other income (expense):

ª
$0.1 million net gain ($2.4 million ARS gain and $2.3 million put loss) for the quarter ended March 31, 2010 and $0.5 million net gain ($1.2 million ARS gain and $0.7 million put loss) for the prior year quarter

ª
$0.2 million net gain ($2.8 million ARS gain and $2.6 million put loss) for the six months ended March 31, 2010 and $1.0 million net loss ($5.0 million ARS loss and $4.0 million put gain) for the prior year period

9.	GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity by Segment	North
Six Months Ended March 31, 2010	America	International	Total
(In millions)
Beginning balance	$1,042.8	$108.7	$1,151.5
Foreign currency adjustments	-	(2.0)	(2.0)
Ending balance	$1,042.8	$106.7	$1,149.5

Other Intangibles

During the six months ended March 31, 2010, we added $1.3 million for capitalized patent legal costs with a weighted average life of 6 years. Additionally, during the second quarter of fiscal 2010, we recorded $6.7 million of impairment, presented in restructuring and other, primarily related to uncertainties surrounding the usage of DigiDeal patents in our future product strategies (see Note 18).

	March 31, 2010			September 30, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Patents	$397.0	$228.9	$168.1	$396.3	$205.7	$190.6
Developed technology	76.5	42.5	34.0	76.7	37.3	39.4
Contracts	26.4	16.8	9.6	26.4	15.7	10.7
Reacquired rights	13.4	0.6	12.8	13.4	0.1	13.3
Customer relationships	8.8	5.3	3.5	8.8	4.8	4.0
Trademarks	3.5	2.6	0.9	3.6	2.4	1.2
Total	$525.6	$296.7	$228.9	$525.2	$266.0	$259.2

Aggregate amortization expense totaled $12.6 million in the current quarter versus $12.3 million in the prior year quarter, and $25.4 million in the six months ended March 31, 2010 versus $23.8 million for the prior year period.

	2010	2011	2012	2013	2014
(In millions)
Estimated annual amortization	$51.7	$43.7	$38.6	$35.1	$31.0

10.	CREDIT FACILITIES AND INDEBTEDNESS

	March 31,	September 30,
Outstanding Debt	2010	2009
(In millions)
Domestic credit facility	$670.0	$100.0
Foreign credit facilities	-	5.3
Debentures	-	707.0
Notes	850.0	850.0
Bonds	500.0	500.0
Total principal	2,020.0	2,162.3
Debentures discount	-	(2.7)
Notes discount	(138.3)	(152.1)
Bonds discount	(2.6)	(2.6)
Swap fair value adjustment (see Note 15)	5.5	15.1
Total long-term debt, net	$1,884.6	$2,020.0

IGT was in compliance with all applicable debt covenants at March 31, 2010. Embedded features of all debt agreements were evaluated and did not require bifurcation or had nominal value at March 31, 2010.

At the beginning of fiscal 2010, we adopted accounting standards requiring the separation of liability (debt) and equity (conversion option) components of our convertible debt instruments to reflect an effective nonconvertible borrowing rate at issuance. See Note 2 for prior period amounts retrospectively recast in conjunction with this recently adopted accounting standard.

Domestic Credit Facility

At March 31, 2010, $0.7 billion was drawn ($0.6 billion extended and $0.1 billion non-extended), $1.2 billion was available, and $3.6 million was reserved for letters of credit on our domestic revolving credit facility. The outstanding amount carried a 2.6% weighted average interest rate.

Interest under the credit facility is paid at least quarterly with rates and facility fees based on our public debt ratings or debt to capitalization ratio. Currently, extended commitments bear interest at LIBOR plus 260 bps with a facility fee of 65 bps and non-extended commitments bear interest at LIBOR plus 37.5 bps with a facility fee of 12.5 bps.

Foreign Credit Facilities

At March 31, 2010, $9.2 million was available under a revolving credit facility in Australia which generally renews annually with maturity in March and is guaranteed by the parent company, International Game Technology. Our former credit facilities in Japan were cancelled during the second quarter of fiscal 2010 with the closure of operations (see Note 18).

2.6% Convertible Debentures

On December 15, 2009, Debentures of $701.2 million aggregate principal were validly tendered under the holders’ put option and accepted by IGT for payment. On February 4, 2010, IGT completed final redemption of the remaining $5.8 million aggregate outstanding principal.

As recast, the equity component totaled $43.7 million with an effective interest rate of 6.2% on the debt component. As of December 31, 2009, the discount was fully amortized. The table below reflects contractual interest expense, discount amortization in interest expense, and repurchase gain (loss) included in other income (expense), as recast for the prior year periods.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In millions)
Contractual interest expense	$-	$5.0	$3.8	$10.9
Discount amortization	-	4.5	2.7	9.7
Gain (loss) on repurchases	-	(1.0)	-	1.3

3.25% Convertible Notes

As recast, the equity component totaled $99.7 million with an effective interest rate of 8.7% on the debt component. The remaining discount amortization period was 4.1 years at March 31, 2010. The table below reflects contractual interest expense and discount amortization in interest expense as recast for the prior year periods.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In millions)
Contractual interest expense	$6.9	$-	$13.8	$-
Discount amortization	6.9	-	13.8	-

The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at March 31, 2010.

7.5% Bonds

Interest rate swaps executed in conjunction with our 7.5% Bonds due 2019 are described in Note 15.

11.	CONTINGENCIES

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our future results of operations, financial position, or cash flows.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings. On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. A hearing on the motion was held on February 1, 2010, at which the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. The Court has under consideration motions for judgment or dismissal of all remaining claims pending in the case.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. On April 28, 2009, the court issued a summary judgment ruling finding the '885 and '812 patents valid. The court also ruled that Bally's "Power Rewards" and "ACSC Power Winners" products infringe certain claims of the '885 and '812 patents. The court granted Bally's motion for summary judgment that Bally's "SDS Power Winners" does not infringe the '885 patent and "Power Bank" and "Power Promotions" do not infringe the '983 patent. The court denied Bally's motion for summary judgment that the '983 patent is invalid. The parties have agreed that Bally's counterclaim for a declaratory judgment on invalidity of the '983 patent will be dismissed without prejudice. IGT’s motion for a permanent injunction against Bally’s infringing products was denied. On April 28, 2010, the court entered an order dismissing without prejudice Bally’s remaining counterclaims (antitrust, unfair competition and intentional interference with business relationships) and entered final judgment in favor of IGT and against the Bally defendants. A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has not yet been scheduled.

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

Brochu v. Loto Quebec

Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, the plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. On August 1, 2008, Loto Quebec filed a discontinuance of the action in warranty against VLC. Notwithstanding the discontinuance, Loto Quebec may still pursue the claims it asserted, or could have asserted, in the action in warranty through arbitration against VLC. Settlement of the class action was approved by the Superior Court on March 23, 2010.  In a letter, dated May 5, 2010, Loto Quebec's counsel referred to the settlement of the class action and the settlement agreement between Loto Quebec and VLC under which Loto Quebec discontinued its warranty action against VLC but reserved a right to pursue claims via arbitration (the "Settlement Agreement") and advised VLC that "Loto Quebec does not intend to proceed against Video Lottery Consultants, Inc. under the terms of the Settlement Agreement.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Oral argument was heard on March 12, 2009, and on August 3, 2009, the Ninth Circuit reversed the District Court’s decision. IGT’s motion for summary judgment on plaintiffs’ state law claims was argued on October 22, 2009 and granted in IGT’s favor on December 8, 2009. On April 13, 2010, the District Court granted IGT’s motion to strike the plaintiffs’ jury demand and granted IGT’s motion to retax costs and fees. It denied plaintiffs’ motion for certification and/or reconsideration. Trial has been scheduled to begin on June 1, 2010.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at March 31, 2010 totaled $47.6 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds and guarantees not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $5.9 million at March 31, 2010. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic line of credit to ensure payment to certain vendors and governmental agencies totaled $3.6 million at March 31, 2010.

IGT Licensor Arrangements

Our sales agreements that include software and IP licensing arrangements may require IGT to indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark infringement, or trade secret misappropriation. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant costs due to infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been recorded.

Product Warranties

The majority of our products are generally covered by a warranty for periods ranging from 90 days to one year. We estimate accrued warranty costs in the table below based on historical trends in product failure rates and expected costs to provide warranty services.

Six Months Ended March 31,	2010	2009
(In millions)
Balance at beginning of year	$7.9	$8.4
Reduction for payments made	(4.5)	(4.0)
Accrual for new warranties issued	4.8	5.1
Adjustments for pre-existing warranties	(0.6)	0.9
Balance at end of period	$7.6	$10.4

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

Our effective tax rate for the six months ended March 31, 2010 increased to 42.1% from 23.7% for the same prior year period, primarily due to losses in Japan of $20.7 million and DigiDeal losses of $8.0 million for which we currently receive no tax benefit. Additionally, the prior year benefited from favorable nonrecurring tax items, including settlements with the IRS, the reversal of accrued interest related to a tax accounting method change and other discrete items.

At March 31, 2010, we had $69.7 million of gross unrecognized tax benefits excluding related accrued interest and penalties of $49.3 million. As of March 31, 2010, $85.2 million of our unrecognized tax benefits, including related accrued interest and penalties, would affect our effective tax rate, if recognized. During the six months ended March 31, 2010, our unrecognized tax benefits increased $0.6 million, and related interest and penalties increased $1.4 million.

On April 30, 2010, the IRS concluded its examination of our consolidated US tax return for the fiscal years 2002 through 2005. In accordance with the final settlement reached with the IRS, we will pay the IRS approximately $12.4 million, including interest of $4.3 million in the third quarter of fiscal 2010. As a result of the conclusion of the IRS examination in the third quarter of fiscal 2010, we will reduce our liability for unrecognized tax benefits and related accrued interest and penalties by approximately $85.5 million. We will reduce our third quarter income tax provision approximately $47.1 million and the remaining $38.4 million will be reclassified to deferred tax assets and taxes payable.

We are also subject to examination in state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.	EARNINGS PER SHARE RECONCILIATION

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In millions, except per share amounts)
Net income available to common shares (1)	$0.7	$33.6	$74.0	$94.8

Basic weighted average shares outstanding	295.9	293.6	295.5	293.4
Dilutive effect of non-participating share-based awards	1.4	0.1	2.2	0.1
Diluted weighted average common shares outstanding	297.3	293.7	297.7	293.5

Basic earnings per share	$0.00	$0.11	$0.25	$0.32
Diluted earnings per share	$0.00	$0.11	$0.25	$0.32

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	14.3	21.0	10.8	20.9
Debentures	-	11.4	-	11.4
Notes	42.6	-	42.6	-
Note hedges	(42.6)	-	(42.6)	-
Warrants	42.6	-	42.6	-

(1) Net Income available to participating securities was not significant

14.	OTHER COMPREHENSIVE INCOME

	Quarters Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
(In millions)
Net income	$0.7	$33.6	$74.0	$94.8
Currency translation adjustments	(5.5)	(1.1)	(2.3)	(30.0)
Investment unrealized gains (losses)	3.4	3.7	9.3	(1.5)
Comprehensive income	$(1.4)	$36.2	$81.0	$63.3

15.	DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $21.7 million at March 31, 2010 and $24.9 million at September 30, 2009.

In May 2007, we executed five-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (see Note 3). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million for which there was no ineffectiveness during the six months ended March 31, 2010. The component of gain/loss excluded from our assessment of hedge effectiveness was immaterial.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	March 31, 2010	September 30, 2009
(In millions)
Non-designated Hedges
Foreign currency contracts: Other assets (current)	$0.6	$0.2
Foreign currency contracts: Other liabilities (current)	0.5	0.8

Designated Hedges
Foreign currency contracts: Other liabilities (current)	$-	$0.1
Interest rate swaps: Other assets (noncurrent)	4.3	14.8
Interest rate swaps: Long-term debt	5.5	15.1

	Quarters Ended		Six Months Ended
	March 31,		March 31,
Income Statement Location and Gain (loss)	2010	2009	2010	2009
(In millions)
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.3	$(3.8)	$0.7	$(1.2)

Designated Hedges
Foreign currency contracts: Other income (expense)	$0.1	$(0.3)	$0.1	$0.2
Interest rate swap - ineffectiveness: Other income (expense)	(0.3)	-	(0.8)	-
Interest rate swap - effectiveness: Interest expense	2.4	-	4.7	-

16.	FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
(In millions)
March 31, 2010
Money market funds	$124.0	$124.0	$-	$-
Investments in unconsolidated affiliates	104.8	17.1	-	87.7
Investments in ARS and put rights	8.4	-	-	8.4
Derivative assets	4.9	-	4.9	-
Derivative liabilities	(6.0)	-	(6.0)	-

September 30, 2009
Money market funds	$82.6	$82.6	$-	$-
Investments in unconsolidated affiliates	94.1	15.7	-	78.4
Investments in ARS and put rights	21.3	-	-	21.3
Derivative assets	15.0	-	15.0	-
Derivative liabilities	(16.0)	-	(16.0)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	Six Months Ended March 31,
	2010		2009
	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
(In millions)
Beginning balance	$78.4	$21.3	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	-	0.2	(1.7)	(1.0)
Included in other comprehensive income	7.9	-	(3.0)	2.0
Purchases, issuances, accretion, settlements	1.4	(13.1)	(4.4)	-
Ending balance	$87.7	$8.4	$71.3	$20.6

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$0.2	$-	$(1.0)

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

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying		Unrealized
March 31, 2010	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$447.5	$490.1	$47.1	$4.5
Notes & contracts receivable	380.5	387.2	6.7	-
Jackpot liabilities	(565.3)	(538.4)	26.9	-
Credit facilities & indebtedness	(1,879.1)	(2,252.9)	-	373.8

	Carrying		Unrealized
September 30, 2009	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$464.1	$518.0	$54.1	$0.2
Notes & contracts receivable	404.2	413.8	9.6	-
Jackpot liabilities	(588.1)	(595.5)	-	7.4
Credit facilities & indebtedness	(2,004.9)	(2,435.0)	-	430.1

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

Credit facilities and indebtedness are valued at quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market when available. Otherwise, the fair value is determined using DCF models of expected payments on outstanding borrowings at current borrowing rates. The swap fair value adjustment presented as a component of notes payable is excluded from the credit facilities amounts not carried at fair value in the table above. The prior period reflects the retrospective application of accounting guidance for convertible debt instruments adopted at the beginning of fiscal 2010. See Note 2 and Note 10.

17.	BUSINESS SEGMENTS

We view our business in the following two operating segments:

ª	North America includes our operations associated with customers located in the US and Canada
ª	International includes our operations associated with customers located in all other jurisdictions

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. Realignment of our business development and administrative functions during the second quarter of fiscal 2010 resulted in changes to segment allocations and prior period operating income and income before tax have been recast accordingly.

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In millions)
NORTH AMERICA
Revenues	$364.8	$383.8	$734.3	$866.4
Gaming operations	241.1	256.9	475.3	524.4
Product sales	123.7	126.9	259.0	342.0

Gross profit	204.2	213.3	419.1	458.7
Gaming operations	143.7	151.4	285.6	288.2
Product sales	60.5	61.9	133.5	170.5

Operating income	43.9	83.1	160.6	190.6

Income before tax	47.7	87.8	169.2	202.1

INTERNATIONAL
Revenues	$129.6	$91.9	$275.8	$210.9
Gaming operations	40.2	37.6	83.3	83.4
Product sales	89.4	54.3	192.5	127.5

Gross profit	68.4	46.7	150.0	107.2
Gaming operations	30.3	21.6	61.6	46.2
Product sales	38.1	25.1	88.4	61.0

Operating income	16.6	9.5	61.2	31.2

Income before tax	23.9	13.2	72.3	33.3

CORPORATE (net unallocated costs)
Operating loss	$(22.2)	$(22.4)	$(43.2)	$(51.6)
Loss before tax	(55.9)	(49.7)	(113.8)	(111.1)

CONSOLIDATED
Revenues	$494.4	$475.7	$1,010.1	$1,077.3
Gaming operations	281.3	294.5	558.6	607.8
Product sales	213.1	181.2	451.5	469.5

Gross profit	272.6	260.0	569.1	565.9
Gaming operations	174.0	173.0	347.2	334.4
Product sales	98.6	87.0	221.9	231.5

Operating income	38.3	70.2	178.6	170.2

Income before tax	15.7	51.3	127.7	124.3

18.	IMPAIRMENT AND RESTRUCTURING

Impairment and Restructuring Charges Summary

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In millions)
Impairment - Alabama	$53.1	$-	$53.1	$-
Impairment - DigiDeal	6.7	-	6.7	-
Restructuring - Japan	15.5	-	15.5	-
Restructuring - Other	0.9	8.3	0.9	25.7
Total	$76.2	$8.3	$76.2	$25.7

Alabama Impairment

The legality of electronic charitable bingo in Alabama continues to be challenged by the state’s Governor. Legislation that would have allowed Alabama voters to decide on the addition of a state constitutional amendment authorizing electronic bingo failed to pass the legislative session concluded in April 2010. Additionally, there are several cases pending before the Alabama Supreme Court which may negatively impact the ability of electronic charitable bingo properties to continue operations or, for those properties that have temporarily closed, to reopen. As a result, several charitable bingo properties have voluntarily ceased operations pending resolution of the matter and two remain open.

As the legal and political climate continues to deteriorate, we have determined that the recoverability of our assets in this market has been impaired. As a result, in the second quarter ended March 31, 2010, we recognized $53.1 million of impairment charges, including note allowances of $47.6 million, accounts receivable allowances of $2.8 million, and gaming operations equipment impairment of $2.7 million. After concluding that our carrying value was not recoverable from estimated future cash flows to be generated by these assets, the fair value was determined using a DCF model and risk-based market discount rates, with consideration for associated property collateral.

After impairment recognized, our net carrying amounts at March 31, 2010 totaled $38.5 million for development financing and accounts receivable extended in Alabama to charitable bingo properties and $6.4 million for related gaming operations equipment.  Future revenues and interest related to these assets will be recorded on a cash basis.

DigiDeal Impairment

During the second quarter of fiscal 2010, we recognized $6.7 million of intellectual property impairment primarily related to uncertainties surrounding the usage of DigiDeal patents in our future product strategies. After concluding that our carrying value was not recoverable from estimated future cash flows to be generated by these intangible assets, the fair value was determined using a relief from royalty method to calculate the present value of market-based royalty license fees avoided by owning the patents.

Subsequent to March 31, 2010, we executed an MOU with DigiDeal indicating our mutual intent to restructure the existing relationship under which IGT was the exclusive manufacturer and distributor of DigiDeal table games, as well as a majority owner in DigiDeal. Under the terms of the MOU, DigiDeal is able to commence selling its table game products to customers. The definitive agreement is expected to be completed prior to June 30, 2010 and will be subject to certain regulatory notifications.

Upon the closing of the transaction, the existing manufacturing and distribution agreement will terminate and IGT will cease to manufacture and distribute DigiDeal products. IGT will also no longer hold an equity interest in DigiDeal. As a result, we expect to recognize approximately $7.0 million of additional charges related to the deconsolidation of DigiDeal. As of and for the six months ended March 31, 2010, our consolidated results included net loss of $1.4 million before impairment and net assets of $5.7 million related to DigiDeal. Fiscal 2009 annual results reflected net loss of $4.6 million related to DigiDeal.

Restructuring

In response to reduced demand, we have been conducting an ongoing company-wide strategic review of our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook. During the second quarter of fiscal 2010, we initiated the closure of our international operations in Japan due to ongoing difficult market conditions and changes in our core business strategy. We also began the process of closing and consolidating certain North America engineering facilities.

During the second quarter of fiscal 2010, we recorded restructuring charges of $16.4 million, net of $0.3 million in forfeited stock compensation, of which $15.5 million related to our International segment for the Japan closure and $0.9 million related to our North America segment engineering facility closures. These restructuring charges were comprised of $4.1 million in severance and employee termination costs, $1.6 million in lease cancellation fees, and $10.7 million for abandoned assets and other fees.

Fiscal 2009 restructuring charges of $35.0 million, net of $3.4 million in forfeited stock compensation were comprised primarily of severance and one-time termination costs in conjunction with the reduction of our global workforce by approximately 16% from September 30, 2008 levels through a combination of voluntary and involuntary separation arrangements. As of March 31, 2010, restructuring charges life-to-date totaled $51.4 million, net of $3.7 million in forfeited stock compensation, of which $29.3 million related to North America and $22.1 related to International.

As of and for the six months ended March 31, 2010, our consolidated results included net loss of $5.1 million before restructuring, assets of $11.9 million, and liabilities of $13.4 million related to our Japan operations. Fiscal 2009 annual operations in Japan reflected a net loss of $21.2 million, including $15.3 million charged to income tax provision for a valuation allowance established against deferred tax assets not likely to be realized.

Accrued Restructuring at March 31, 2010

	Fiscal	Fiscal
	2010	2009
(In millions)
Beginning Balance	$5.1	$-
Severance and benefits	4.4	35.0
Lease termination costs	1.6	2.2
Other costs	3.0	1.2
Total accrued costs	9.0	38.4
Cash paid	(7.2)	(33.3)
Ending Balance	$6.9	$5.1

We currently estimate remaining wind down charges to be incurred in our third quarter of fiscal 2010 for the Japan and US facility closures will be approximately $5.0 million ($2.0 million for International and $3.0 million for North America). We expect remaining accrued restructuring costs will be paid by the end of fiscal 2010.

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

ª	our ability to introduce new products and their impact on replacement demand

ª	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product and marketing initiatives

ª	growth of our business through technology and IP acquisition

ª	our leadership position in the market

ª	the advantages offered to customers by our anticipated products and product features

ª	gaming growth, expansion, and new market opportunities

ª	fluctuations in future gross margins and tax rates

ª	the timing and amounts of expected payments related to tax settlements with the IRS

ª	increasing product sales or machine placements

ª	legislative or regulatory developments and related market opportunities

ª	available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

ª	expectations related to the timing and cost associated with restructuring efforts and deconsolidations

ª	losses from off-balance sheet arrangements

ª	financial returns to shareholders related to management of our costs

ª	the impact of recently adopted accounting pronouncements

ª	the outcome and expense of litigation

ª	anticipated increased revenue yields and operating margin if general economic conditions improve

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

OVERVIEW

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of this 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2009.

The discussion of our financial results that follows includes comparisons to adjusted net income, adjusted diluted EPS, and adjusted operating expenses which are supplemental non-GAAP financial measures.  The presentation of adjusted net income, adjusted diluted EPS, and adjusted operating expenses are intended to enhance the usefulness of financial information by providing measures that management uses internally to evaluate our operational results and trends as they are more indicative of our ongoing performance. Reconciliations of reported net income to adjusted net income, adjusted diluted EPS, and adjusted operating expenses are presented below under CONSOLIDATED OPERATING RESULTS.

International Game Technology is a global company specializing in the design, manufacture, and marketing of electronic gaming equipment and systems products. We are a leading supplier of gaming products in substantially all legal jurisdictions worldwide and provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for operator profits by enhancing the gaming player experience.

We manage operations in two geographic segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional segment information.

Lower North America product sales were attributable to continued economic uncertainty, restricted casino capital spending, and intense competition.  In spite of these challenges, our fiscal 2010 second quarter results reflect measured progress in numerous aspects of our business. The second quarter featured improvements in replacement unit shipments, gaming operations revenue yields, and operating margins. Additionally, we are in varying contract stages with opportunities to install our sbX™ systems, including Tier One, which provides slot operators with an incremental step towards full enterprise-wide sbX™. Tier One is the smaller scale solution, designed for easy implementation at the slot-bank level and accommodates up to 100 machines with access to a standard library of available IGT game content for AVP® Video, Video Poker and MLD®.

We are focusing our sales and marketing strategies on content quality, product innovation and a “customer first” approach to the market. During the quarter just ended, we made progress on several product initiatives, focused on the needs of our customers while leveraging our historical strengths. We introduced a new Service Window solution for our legacy video games, a backward integration product that allows operators cost-effective access to future technologies through flexible network systems. We continue to develop new game titles, including game conversions for legacy platforms and expansion of our gaming operations product portfolio.  Additionally, we implemented platform improvement initiatives which we consider to be a critical aspect of our future game development efforts, and are also exploring emerging opportunities through new media delivery methods.

We are dependent, in part, on new market openings to generate growth. Government actions and voter referendums to consider gaming as a way to provide tax revenues in support of public programs generate new opportunities for future gaming expansion in various jurisdictions worldwide. Although the extent and timing is uncertain, we believe new market opportunities will grow as the economy improves and new jurisdictions consider gaming tax revenues as a means to address budget shortfalls. Unfortunately, we may also be negatively impacted by changes in existing gaming regulations or new interpretations of existing gaming laws that may hinder or prevent us from continuing to operate in jurisdictions where we currently do business. See further discussion surrounding legal challenges in Alabama below in CONSOLIDATED OPERATING RESULTS and BUSINESS SEGMENT RESULTS later in this MDA.

We remain focused on efficient use of capital in all aspects of our business, taking a prudent and cautious approach in order to preserve maximum flexibility. During the first six months of fiscal 2010, we realized a positive impact from our fiscal 2009 employee restructuring and cost control efforts. We expect to realize further benefit throughout fiscal 2010 and make progress towards our goal of achieving a 30% operating margin when business conditions improve.

As we continue the process of evaluating our business in conjunction with assessment of our long-term strategic goals, we may further evaluate past and potential investments to determine if and how they fit into our organizational structure going forward. Changes in affiliate or subsidiary relationships, market conditions or operating results cause us to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material losses or impairment charges.  See further discussion related to fiscal 2010 impairment and restructuring under CONSOLIDATED OPERATING RESULTS and BUSINESS SEGMENT RESULTS later in this MDA.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition For Software-enabled Products and Multi-element Arrangements

In October 2009, the FASB issued ASUs about revenue recognition for certain software-enabled products and multi-element arrangements. Under these ASUs, tangible products, containing both software and nonsoftware components that function together to deliver a tangible product’s essential functionality, are no longer be subject to software revenue accounting. These ASUs also established a more economically aligned model for allocating revenues among deliverables in a multi-element arrangement, based on relative selling prices.

We elected to early adopt these ASUs prospectively for new or materially modified arrangements entered into on or after the beginning of our first quarter of fiscal 2010. See Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional information about our application of these ASUs to our revenue recognition accounting policies.

Although this adoption is not currently expected to have a significant effect on the timing or amount of future revenues, the impact is dependent upon the prevalence of multi-element arrangements and the evolution of new sales strategies. Pro forma revenues that would have been reported under the prior accounting guidance are reflected in the table below:

	Quarter Ended March 31, 2010			Six Months Ended March 31, 2010
	As Reported	Pro Forma	Increase (decrease)*	As Reported	Pro Forma	Increase (decrease)*
(In millions)
Revenues
Gaming operations	$284.6	$284.6	$-	$561.9	$555.0	$6.9
Product Sales	213.1	199.7	13.4	451.5	434.6	16.9
Total	$497.7	$484.3	$13.4	$1,013.4	$989.6	$23.8

* Additional revenues recognized which would have been recongnized in later periods under prior quidance

Convertible Debt Instruments

At the beginning of fiscal 2010, we adopted an ASU issued in May 2008 requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion to reflect an effective nonconvertible borrowing rate when the debt was issued. We estimated the fair value of our Debentures (1.75% and 2.6%) and Notes using similar debt instruments at issuance that did not have a conversion feature and allocated an equity component included in paid-in capital that represents the estimated fair value of the conversion feature at issuance.

The adoption of this ASU increased second quarter noncash interest expense $6.7 million for fiscal 2010 and $4.2 million for fiscal 2009. On an annual basis, noncash interest expense will increase approximately $30.0 million for fiscal years 2010 and 2009, and Debenture repurchase gains will decrease $5.2 million for fiscal 2009, collectively reducing diluted EPS $0.06 for fiscal 2010 and $0.08 for 2009.

Additionally, this adoption decreased long-term debt, deferred tax assets and deferred offering costs and increased stockholders’ equity. The effects of the required retrospective application for prior periods presented are outlined in Note 2 of our Unaudited Condensed Consolidated Financial Statements as it relates to our Debentures and Notes. See the Liquidity section later in this MDA and Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information about our Debentures and Notes.

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

We consider the following accounting estimates to be the most critical to fully understand and evaluate our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. The following accounting estimates are considered the most sensitive to changes from external factors:

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

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2010	2009	Amount		%	2010	2009	Amount		%
(In millions except units & EPS)
Revenues	$494.4	$475.7	$18.7		4%	$1,010.1	$1,077.3	$(67.2)		-6%
Gaming operations	281.3	294.5	(13.2)		-4%	558.6	607.8	(49.2)		-8%
Product sales	213.1	181.2	31.9		18%	451.5	469.5	(18.0)		-4%
Machines	140.8	111.5	29.3		26%	302.1	302.5	(0.4)		-
Non-machine	72.3	69.7	2.6		4%	149.4	167.0	(17.6)		-11%

Gross profit	$272.6	$260.0	$12.6		5%	$569.1	$565.9	$3.2		1%
Gaming operations	174.0	173.0	1.0		1%	347.2	334.4	12.8		4%
Product sales	98.6	87.0	11.6		13%	221.9	231.5	(9.6)		-4%

Gross margin	55%	55%	-	pp	-	56%	53%	3	pp	6%
Gaming operations	62%	59%	3	pp	5%	62%	55%	7	pp	13%
Product sales	46%	48%	(2)	pp	-4%	49%	49%	-	pp	-

Units
Gaming operations installed base	58,800	61,300	(2,500)		-4%	58,800	61,300	(2,500)		-4%
Fixed	10,000	9,100	900		10%	10,000	9,100	900		10%
Variable	48,800	52,200	(3,400)		-7%	48,800	52,200	(3,400)		-7%
Product sales recognized	12,600	12,500	100		1%	24,500	28,000	(3,500)		-13%

Operating income	$38.3	$70.2	$(31.9)		-45%	$178.6	$170.2	$8.4		5%

Operating margin	8%	15%	(7)	pp	-47%	18%	16%	2	pp	13%

Net income	$0.7	$33.6	$(32.9)		-98%	$74.0	$94.8	$(20.8)		-22%

Diluted EPS	$0.00	$0.11	$(0.11)		-100%	$0.25	$0.32	$(0.07)		-22%

Reconciliation of Adjusted Net Income and Adjusted Diluted EPS

Significant Items Affecting Comparability

Closure related Inventory
write-downs	1.9	-			1.9	-
Impairment - Alabama	53.1	-			53.1	-
Impairment - DigiDeal	6.7	-			6.7	-
Restructuring	16.4	8.3			16.4	25.7
Total items before tax	78.1	8.3			78.1	25.7
Tax effect (certain amounts have no tax effect)	20.0	3.2			20.0	9.8
Total items after tax	58.1	5.1			58.1	15.9

Adjusted net income	$58.8	$38.7	$20.1	52%	$132.1	$110.7	$21.4	19%

Adjusted diluted EPS	$0.20	$0.13	$0.07		$0.44	$0.38	$0.07

Consolidated revenues improved for the scond quarter of fiscal 2010 compared to the prior year quarter as International increase more than offset North America decline. Reduced operating and net income for the second quarter ended March 31, 2010 was primarily due to impairment, restructuring, and closure related inventory charges collectively totaling $78.1 million. Lower bad debt provisions and cost control efforts partially offset these items for the second quarter and were primary drivers of improved operating income for the first six months of fiscal 2010.

Favorable changes in foreign exchange rates contributed to increased revenues by approximately $12.2 million in the second quarter and $20.8 million in the six months ended March 31, 2010 compared to the prior year periods. Additionally, the first half of fiscal 2009 included an extra week due to our 52/53-week accounting year, primarily benefiting gaming operations and increasing operating expenses.

Continuing legal and political turmoil in Alabama’s charitable bingo markets led us to recognize $53.1 million of impairment charges against our related financing loans, accounts receivable, and gaming operations equipment in the second quarter of fiscal 2010. Impairment of $6.7 million related to uncertainties about the usage of DigiDeal patents in our future product strategies were also recorded in the second quarter of fiscal 2010. Restructuring charges and closure related inventory write downs were primarily associated with the closure of our Japan operations during the second quarter of 2010. Restructuring in the prior year periods related to global workforce reduction. See further discussion about impairment and restructuring in this MDA below under “Operating Expenses.”

With the adoption of an ASU for convertible debt at the beginning of fiscal 2010, prior period results have been presented with the required retrospective adjustments, which increased interest expense and decreased EPS. Additionally, certain revenues were recognized during the fiscal 2010 periods earlier than previously anticipated as a result of the adoption of revenue recognition ASUs for certain software-enable products and multi-element arrangements. See additional discussion about the impact of these ASUs under RECENTLY ISSUED ACCOUNTING STANDARDS above in this MDA.

Consolidated Gaming Operations

Gaming operations revenues were down in the second quarter and first six months of fiscal 2010 primarily due to a lower installed base and the continued shift toward lower-yielding machines.  Approximately $8.4 million of decreased revenues in the second quarter of fiscal 2010 was attributable to property closures and reductions of electronic charitable bingo terminals being operated in Alabama. Our revenues from the electronic charitable bingo market totaled $2.3 million for the second quarter and $12.9 million for the first six months of fiscal 2010. Additionally, the extra week in the first six months of fiscal 2009 contributed approximately $22.4 million in consolidated gaming operations revenues. Growth in our International installed base offset declines in North America. Decreased average revenues per unit reflect continued shift toward lower yielding units and fewer WAP units.

Gross profit and margin improvements for the second quarter of fiscal 2010 were primarily due to reduced costs, primarily deprecation and royalties. Gross profit and margin for the first six months of fiscal 2010 were significantly impacted by favorable interest rate change in jackpot expense in the first quarter, as well as lower depreciation and royalties. Jackpot expense for the first six months of fiscal 2010 decreased $26.2 million overall compared to the prior year period, $14.6 million due to favorable interest rate movement, $10.3 million due to fewer WAP units and $1.3 million due to variations in slot play.  Additionally, gross profit in the first six months of fiscal 2009 included approximately $11.5 million related to the extra week.

Consolidated Product Sales

Second quarter product sales revenues and gross profit improved over the prior year quarter predominantly on increased International shipments and favorable changes in foreign exchange rates, offsetting North America declines. Product sales revenues and gross profit declined in North America for the first six months of fiscal 2010, partially offset by International improvement. Second quarter gross margin declined slightly primarily due to higher International obsolescence, including write-downs related to the closure of our Japan operations.

Deferred revenue decreased $4.8 million during the second quarter of fiscal 2010 to $102.0 million at March 31, 2010, primarily related to the completion of obligations under multi-element contracts. During the second quarter of fiscal 2010, we shipped 400 units for which revenues were deferred and recognized revenues for 1,200 units previously shipped, for a net decrease of 800 units in deferred revenue. “Units shipped” represent all units shipped to customers during the period and includes units shipped for which revenues were deferred to future periods. Product sales units recognized (as presented in the table above) include units previously shipped for which revenues were recognized during the period and exclude units shipped during the period for which revenues were deferred.  Certain units associated with a systems lease are prorated based on revenues recognized.

Operating Expenses

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2010	2009	Amount	%	2010	2009	Amount	%
(In millions)
Selling, general and administrative	$86.6	$109.3	$22.7	21%	$176.5	$224.3	$47.8	21%
Research and development	52.5	52.8	0.3	1%	99.2	106.3	7.1	7%
Depreciation and amortization	19.0	19.4	0.4	2%	38.6	39.4	0.8	2%
Impairment and restructuring	76.2	8.3	(67.9)	*	76.2	25.7	(50.5)	*
Total operating expenses	$234.3	$189.8	$(44.5)	-23%	$390.5	$395.7	$5.2	1%
Percent of revenues	47%	40%			39%	37%

Less impairment and restructuring	(76.2)	(8.3)	67.9	*	(76.2)	(25.7)	50.5	*
Less extra week in fiscal 2009	-	-	-	*	-	(12.6)	(12.6)	*
Adjusted operating expenses	$158.1	$181.5	$23.4	13%	$314.3	$357.4	$43.1	12%
Percent of revenues	32%	38%			31%	33%

Operating expenses adjusted to exclude impairment, restructuring and the extra week in fiscal 2009 decreased 13% in the second quarter and 12% in the first six months of fiscal 2010 over the comparable prior year periods, primarily due to lower bad debt provisions and our efficiency and cost control efforts initiated during fiscal 2009.  Bad debt provisions (excluding Alabama impairment) were down $10.7 million for the quarter and $19.3 million for the six month period, with fewer customer reserves related to the economic downturn.

The legality of electronic charitable bingo in Alabama has been challenged by the state’s Governor and several cases are pending before the state’s Supreme Court, which has impacted the ability of certain properties to operate. With the legal and political climate in Alabama deteriorated, we recognized $53.1 million of impairment charges in the second quarter ended March 31, 2010, including allowances for notes and accounts receivable of $50.4 million and gaming operations equipment impairment of $2.7 million. The remaining net carrying amount of our related assets at March 31, 2010 totaled $44.9 million.

Intellectual property impairment of $6.7 million was also recognized during the second quarter of fiscal 2010, primarily related to uncertainties about the usage of DigiDeal patents in our future product strategies. In late April 2010, we executed an MOU with DigiDeal indicating our mutual intent to restructure the existing relationship, such that IGT will cease manufacturing and distribution of DigiDeal products and no longer hold an equity interest in DigiDeal. Upon the completion of the definitive agreement, expected prior to June 30, 2010 subject to certain regulatory notifications, we expect to recognize additional charges of approximately $7.0 million related to deconsolidation. DigiDeal contributed net losses of $1.4 million before impairment to our consolidated results for the six months ended March 31, 2010 and $4.6 million for the full fiscal year 2009.

Fiscal 2010 restructuring costs of $15.5 million were associated with the closure of our Japan operations and $0.9 million related to the closure and consolidations of certain US engineering facilities. Second quarter restructuring charges were comprised of $4.1 million in severance and employee termination costs, $1.6 million in lease cancellation fees, and $10.7 million of assets abandoned in Japan. We anticipate further charges related to these closures of approximately $5.0 million during the third quarter of fiscal 2010. Fiscal 2009 restructuring charges were primarily comprised of employee termination costs associated with global workforce reduction.

See Note 18 of our Unaudited Condensed Consolidated Financial Statements for additional information about our impairment and restructuring accounting.

Other Income (Expense)

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2010	2009	Amount	%	2010	2009	Amount	%
(In millions)
Interest Income	$15.4	$14.8	$0.6	4%	$31.4	$31.3	$0.1	-
WAP	6.4	7.0	(0.6)	-9%	12.8	14.5	(1.7)	-12%
Other	9.0	7.8	1.2	15%	18.6	16.8	1.8	11%

Interest Expense	(39.0)	(32.2)	(6.8)	-21%	(82.2)	(67.7)	(14.5)	-21%
WAP	(6.3)	(6.9)	0.6	9%	(12.6)	(14.2)	1.6	11%
Other	(32.7)	(25.3)	(7.4)	-29%	(69.6)	(53.5)	(16.1)	-30%

Other	1.0	(1.5)	2.5	167%	(0.1)	(9.5)	9.4	99%

Total other income (expense)	$(22.6)	$(18.9)	$(3.7)	-20%	$(50.9)	$(45.9)	$(5.0)	-11%

The unfavorable variance in total other income (expense) for the quarter and six-month periods was primarily due to increased interest expense resulting from higher borrowing costs, partially offset by reduced foreign currency exchange losses. The first six months of fiscal 2010 also benefited from reduced losses on investments. WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

The prior year periods have been recast for the retrospective application of accounting standards adopted at the beginning of fiscal 2010 requiring the separation of liability and equity components of our convertible debt to reflect an effective nonconvertible borrowing rate at issuance. Additional convertible debt amortization required under this accounting standard increased interest expense for the quarter and six month periods, respectively, by $6.7 million and $16.0 million for fiscal 2010 and $4.2 million and $9.3 million for fiscal 2009. See Note 2 and Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information about the impact of this accounting standard.

Income Tax Provision

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2010	2009	Amount		2010	2009	Amount
(In millions)
Income tax provision	$15.0	$17.7	$2.7		$53.7	$29.5	$(24.2)

Effective tax rate	95.5%	34.5%	(61.0)	pp	42.1%	23.7%	(18.4)	pp

Our effective tax rate increased for the fiscal 2010 periods primarily due to losses in Japan and DigiDeal for which we currently receive no tax benefit. Additionally, both prior year periods benefited from favorable discrete items and the prior six month period also benefited from favorable nonrecurring tax items including IRS settlements and accrued interest reversed for a method change. These tax items are further described in Note 12 of our Unaudited Condensed Consolidated Financial Statements. Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions.

On April 30, 2010, the IRS concluded its examination of our consolidated US tax return for the fiscal years 2002 through 2005. In accordance with the final settlement reached with the IRS, we will pay the IRS approximately $12.4 million, including interest of $4.3 million in the third quarter of fiscal 2010.  Additionally, we will reduce our liability for unrecognized tax benefits and related accrued interest and penalties by approximately $85.5 million, of which approximately $47.1 million will be reflected as reduction to income tax provision.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2010	2009	Amount		%	2010	2009	Amount		%
(In millions except units)
Revenues	$364.8	$383.8	$(19.0)		-5%	$734.3	$866.4	$(132.1)		-15%
Gaming operations	241.1	256.9	(15.8)		-6%	475.3	524.4	(49.1)		-9%
Product sales	123.7	126.9	(3.2)		-3%	259.0	342.0	(83.0)		-24%
Machines	74.1	74.9	(0.8)		-1%	157.8	212.4	(54.6)		-26%
Non-machine	49.6	52.0	(2.4)		-5%	101.2	129.6	(28.4)		-22%

Gross profit	$204.2	$213.3	$(9.1)		-4%	$419.1	$458.7	$(39.6)		-9%
Gaming operations	143.7	151.4	(7.7)		-5%	285.6	288.2	(2.6)		-1%
Product sales	60.5	61.9	(1.4)		-2%	133.5	170.5	(37.0)		-22%

Gross margin	56%	56%	-	pp	-	57%	53%	4	pp	8%
Gaming operations	60%	59%	1	pp	2%	60%	55%	5	pp	9%
Product sales	49%	49%	-	pp	-	52%	50%	2	pp	4%

Units
Gaming operations installed base	42,800	46,600	(3,800)		-8%	42,800	46,600	(3,800)		-8%
Fixed	6,700	6,500	200		3%	6,700	6,500	200		3%
Variable	36,100	40,100	(4,000)		-10%	36,100	40,100	(4,000)		-10%
Product sales recognized	5,200	5,400	(200)		-4%	10,700	14,900	(4,200)		-28%

Operating income	$43.9	$83.1	$(39.2)		-47%	$160.6	$190.6	$(30.0)		-16%

Operating margin	12%	22%	(10)	pp	-45%	22%	22%	-	pp	-

North America operating income decrease for the second quarter and first six months of fiscal 2010 was the result of impairment charges related to the turmoil in Alabama charitable bingo markets and changes in product strategy for the usage of DigiDeal patents, partially offset by cost reduction efforts and lower bad debt provisions. Revenue decline in both gaming operations and product sales was attributable to fewer new casino openings, strong competition, and the prolonged weakness in the economy.

North America Gaming Operations

Gaming operations revenues and gross profit decreased in both periods primarily due to a decrease in our installed base, largely related to removals and property closures in Alabama.  Additionally, $19.1 million in revenues and $9.8 million of gross profit decrease in the first half year period was attributable to the extra week in fiscal 2009. The continued shift toward lower yield units and fewer WAP units also contributed to lower revenues.

The first six months of fiscal 2010 included approximately $6.9 million of accumulated lease fees as a result of adopting new accounting standards that would have been recognized in future periods under the prior guidance. See further discussion about new revenue recognition standards for software-enabled products and multi-element arrangements above under RECENTLY ISSUED ACCOUNTING STANDARDS.

Improvement in gaming operations margins over the prior year periods was attributable to lower costs, most significantly depreciation and royalties. Reduced jackpot expense, due to interest rate changes, fewer WAP units, and lower play levels, further contributed to margin improvement in the first six months of fiscal 2010.

North America Product Sales

Product sales revenues and gross profit decreases from the prior year periods were attributable to lower systems sales and fewer new/expansion units. Gross margin improvement in the first six months of fiscal 2010 was primarily due to reduced material costs and obsolescence.

Additionally, revenues of approximately $13.4 million are included in the second quarter and $16.9 million in the first six months of fiscal 2010 as a result of adopting new accounting standards that would have been recognized in later periods under the prior guidance. See further discussion about new revenue recognition standards for software-enabled products and multi-element arrangements above under RECENTLY ISSUED ACCOUNTING STANDARDS.

Higher replacement units shipped were offset by lower new/expansion units adversely impacted by fewer new openings. Replacement units comprised:

ª	84% of 4,900 second quarter shipments compared to 33% of 5,500 units in the prior year quarter

ª	70% of 10,200 shipments in the first half of fiscal 2010 compared to 34% of 13,400 units in the prior year period

International

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2010	2009	Amount		%	2010	2009	Amount		%
(In millions except units)
Revenues	$129.6	$91.9	$37.7		41%	$275.8	$210.9	$64.9		31%
Gaming operations	40.2	37.6	2.6		7%	83.3	83.4	(0.1)		-
Product sales	89.4	54.3	35.1		65%	192.5	127.5	65.0		51%
Machines	66.7	36.6	30.1		82%	144.3	90.1	54.2		60%
Non-machine	22.7	17.7	5.0		28%	48.2	37.4	10.8		29%

Gross profit	$68.4	$46.7	$21.7		46%	$150.0	$107.2	$42.8		40%
Gaming operations	30.3	21.6	8.7		40%	61.6	46.2	15.4		33%
Product sales	38.1	25.1	13.0		52%	88.4	61.0	27.4		45%

Gross margin	53%	51%	2	pp	4%	54%	51%	3	pp	6%
Gaming operations	75%	57%	18	pp	32%	74%	55%	19	pp	35%
Product sales	43%	46%	(3)	pp	-7%	46%	48%	(2)	pp	-4%

Units
Gaming operations installed base	16,000	14,700	1,300		9%	16,000	14,700	1,300		9%
Fixed	3,300	2,600	700		27%	3,300	2,600	700		27%
Variable	12,700	12,100	600		5%	12,700	12,100	600		5%
Product sales recognized	7,400	7,100	300		4%	13,800	13,100	700		5%

Operating income	$16.6	$9.5	$7.1		75%	$61.2	$31.2	$30.0		96%

Operating margin	13%	10%	3	pp	30%	22%	15%	7	pp	47%

International operating income grew in the second quarter and first six months of fiscal 2010 with higher revenues, partially offset by restructuring charges of $15.5 million and inventory obsolescence of $1.9 million related to the closure of our Japan operations. Favorable foreign exchange rates increased international revenues by approximately $10.8 million in the second quarter and $18.8 million for the first six months of fiscal 2010 compared to the prior year periods.

In February 2010, IGT announced its decision to close international operations in Japan due to ongoing difficult market conditions and changes in our future core business strategy. The closure is part of an ongoing focus on operating efficiencies in all areas of our business. The closure is targeted for completion during our fiscal 2010 third quarter. Japan revenues and operating losses before closure related charges, respectively, totaled:

ª	$7.2 million and $0.7 million for the second quarter and $7.2 million and $3.2 million for the first six months of fiscal 2010

ª	$7.8 million and $2.1 million for the second quarter and $13.4 million and $4.1 million for the first six months of fiscal 2009

International Gaming Operations

Fiscal 2010 International gaming operations revenues increased primarily due to favorable foreign exchange rates. The prior year six months included an extra week which contributed approximately $3.3 million in revenues. The most significant installed base growth was in the UK. Gross profit and margin for the second quarter and first six months of fiscal 2010 further improved primarily due to lower depreciation, most significant in Mexico.

International Product Sales

Product sales revenues and gross profit improved in the fiscal 2010 periods primarily due to volume increases, most significant in Asia and Europe, as well as favorable foreign exchange rates. Gross margin decrease was primarily due to higher obsolescence and non-standard costs, including write-downs related to the closure of our Japan operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

At March 31, 2010, our principal sources of liquidity were cash and equivalents (including restricted cash), cash from operations, and $1.2 billion available on our credit facilities worldwide.  Other potential sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity or convertible debt securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are available only for funding jackpot winner payments. Unrestricted cash and equivalents increased $25.1 million to $171.8 million at March 31, 2010.  Working capital increased to $629.2 million at March 31, 2010 from $609.2 million at September 30, 2009.

Our investments included ARS of $8.4 million par at March 31, 2010 that have no active market, as well as corresponding put rights exercisable from June 30, 2010 through July 2, 2012. There has been no interruption in ARS interest receipts and we expect to fully realize the par value without significant loss. See Note 8 and Note 16 of our Unaudited Condensed Consolidated Financial Statements regarding our ARS fair value and gain/loss.

Cash Flows Summary

			Favorable
Six Months Ended March 31,	2010	2009	(Unfavorable)
(In millions)
Operations	$276.7	$206.1	$70.6
Investing	(89.9)	(185.4)	95.5
Financing	(157.4)	(89.3)	(68.1)
Effects of exchange rates	(4.3)	(6.6)	2.3
Net Change	$25.1	$(75.2)	$100.3

Operating Cash Flows

Operating cash flows increased during the first six months of fiscal 2010 compared to the same prior year period primarily due to net changes in operating assets and liabilities.  Less cash used for income taxes and payables combined with additional cash provided from other assets and inventories collectively were partially offset by less cash provided from receivables.

Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates as described in Note 1 of our Consolidated Financial Statements in our most recent Annual Report on Form 10-K.

The net change in operating receivables resulted in operating cash flows of $25.4 million in the first six months of fiscal 2010. Excluding notes and contracts, average days sales outstanding for the trailing twelve months ended March 31, 2010 decreased to 53 days from 58 days from September 30, 2009 with lower receivables and revenues.

The decrease in inventory resulted in $31.9 million of operating cash flows during the first six months of fiscal 2010. Inventory turns for the trailing twelve months ended March 31, 2010 increased to 3.7 versus 3.0 at September 30, 2009.

Investing Cash Flows

The decrease in cash used for investing during the first six months of fiscal 2010 compared to the prior year period was primarily due to decreased net development financing, lower capital expenditures, and decreased acquisitions and affiliate investments.

Capital expenditures in the table below decreased over the prior year period due to cost reductions efforts.

			Increase
Six Months Ended March 31,	2010	2009	(Decrease)
(In millions)
Property, plant and equipment	$16.4	$28.4	$(12.0)
Gaming operations equipment	98.3	101.2	(2.9)
Intellectual property	2.1	4.3	(2.2)
Total capital expenditures	$116.8	$133.9	$(17.1)

Financing Cash Flows

The increase in cash used for financing in the first six months of fiscal 2010 was primarily due to increased net debt repayment, partially offset by decreased dividends paid compared to the prior year period.

Credit Facilities and Indebtedness
(See Note 10 of our Unaudited Condensed Consolidated Financial Statements)

At March 31, 2010, $1.2 billion was available on our revolving credit facilities worldwide and we were in compliance with all debt covenants. At March 31, 2010, $1.2 billion was available on our domestic revolving credit facility, $0.7 billion was drawn ($0.6 billion extended and $0.1 billion non-extended), and $3.6 million was reserved for letters of credit. The non-extended portion of this facility for $0.3 billion matures in December 2010 and the remaining extended portion for $1.5 billion matures in June 2012.

The domestic credit facility subjects us to a number of financial covenants and our ability to comply with these covenants may be adversely impacted by an extended economic downturn. The financial covenants include a minimum ICR of 3.00 and a maximum TLR of 3.75, which reduced to 3.5 on April 1, 2010 and further reduces to 3.25 on April 1, 2011.  At March 31, 2010, our ICR was 8.4 and our TLR was 2.7. The covenants also include certain restrictions on our ability to:

ª	incur or guaranty additional debt, or enter into swap agreements

ª	incur liens

ª	merge with or acquire other companies, liquidate or dissolve

ª	sell, transfer, lease or dispose of substantially all assets

ª	change the nature of our business

ª
declare or make cash dividends or distributions or pay cash for the purchase, redemption, retirement, defeasance, acquisition, cancellation or termination of our capital stock or equity interests or any return of capital to shareholders, provided that we may, as long as no continuing default has occurred, pay dividends of up to the lesser of $0.06 per common share per fiscal quarter or $25.0 million in any fiscal quarter

At March 31, 2010, $9.2 million was available under our Australia revolving credit facility, which generally renews annually with maturity in March. Our credit facilities in Japan were cancelled with the closure of operations as further discussed in Note 18 of our Unaudited Condensed Consolidated Financial Statements.

Debentures of $701.2 million aggregate principal were validly tendered under the holders’ put option and accepted by IGT for payment on December 15, 2009. The tender was funded with borrowings under our domestic credit facility. As a result of our call notice on December 21, 2009, we completed final redemption of the remaining $5.8 million aggregate outstanding principal on February 4, 2010 using cash on hand.

Financial Condition

	March 31,	September 30,	Increase
	2010	2009	(Decrease)
(In millions)
Assets	$4,163.2	$4,328.1	$(164.9)
Liabilities	3,024.3	3,264.5	(240.2)
Stockholders' equity	1,138.9	1,063.6	75.3

Total assets decreased largely related to impairment and restructuring discussed above and prudent management of our working capital. Receivables decreased $63.2 million, inventory decreased $32.7 million, jackpot investments decreased $16.6 million, and the remaining decrease is primarily due to the reduction of prepaid or deferred costs and intangibles. Liabilities decreased primarily due to debt reductions of $135.4 million, reduced deferred revenues of $20.0 million and generally lower accrued liabilities. Stockholders’ equity increased primarily due to current period earnings.

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

Except for the changes described below, our assessment of sensitivity to market risk has not changed materially since those presented in our Annual Report on Form 10-K--Item 7A for the fiscal year ended September 30, 2009.

Debentures

Because the final redemption of our Debentures was completed on February 4, 2010, we no longer have associated market risk. See Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding the Debentures.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as continued negative economic conditions, natural disasters, acts of war or terrorism, transportation disruptions or health issues. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and significant volatility in the credit and equity markets.

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

Our domestic credit facility subjects us to a number of financial covenants, including a minimum ratio of Adjusted EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of debt to Adjusted EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under our domestic credit facility, Bonds and Notes to become immediately due and payable. In addition, our interest rate under the domestic credit facility can vary based on our public credit rating or our debt to capitalization ratio. Each of these measures may be adversely impacted by unfavorable economic conditions.  The domestic credit facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

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

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits. Changes in ownership or business combinations in the casino industry could also lead to decreased spending on our products, downward pricing pressures, a slowing in the rate of gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

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

For example, in a case arising from the seizure of certain non-IGT charitable bingo machines by the Alabama Governor’s Task Force on Illegal Gambling, the State Supreme Court recently established a six-part definition of “bingo” with which Alabama charitable gaming machines must comply. Modifications were made to our Alabama games that we believe comply with the court’s standards. However, the legality of electronic charitable bingo continues to be challenged by the state’s Governor. Legislation that would have allowed Alabama voters to decide on the addition of a state constitutional amendment authorizing electronic bingo failed to pass the legislative session concluded in April 2010.

Additionally, there are several cases pending before the Alabama Supreme Court which may negatively impact the ability of electronic charitable bingo properties to continue operations or, for those properties that have temporarily closed, to reopen. As a result, several charitable bingo properties have voluntarily ceased operations pending resolution of the matter and two remain open. IGT has supplied product and/or development financing to three of these properties, Victoryland, closed temporarily from February 1, 2010 to March 5, 2010, Country Crossing, which is voluntarily closed, and Greenetrack which remains open.

As the legal and political climate continues to deteriorate, we have determined that the recoverability of our assets in the Alabama charitable bingo market has been impaired. As a result, in the second quarter ended March 31, 2010, we recognized $53.1 million of impairment charges related to our charitable bingo machines and investments in Alabama. Our charitable bingo operations and investments in Alabama represented approximately 2% of consolidated revenues for the first six months of fiscal 2010 and $44.9 million remains of associated assets at March 31, 2010. We can give no assurance that our machine modifications will be determined to comply with the new standards or that we will not encounter further legal, regulatory, financial, or competitive issues, which could have further adverse impact on our Alabama operations.

Our success in the competitive gaming industry depends in large part on our ability to develop and manage frequent introductions of innovative products.

The gaming industry is intensely competitive, and many of our competitors have substantial resources and specialize in the development and marketing of their products. Increased competition has negatively impacted, and may continue to negatively impact, our results. Because the gaming industry is characterized by dynamic customer demand and rapid technological advances, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound.  There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us. For example, our business and results could be adversely affected if we experience delays or problems in our continued deployment of sbX™ gaming management systems, or if we do not gain market acceptance for these or other systems that are currently under development.

New products require regulatory approval and may be subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could further change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

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

Moreover, as we continue the process of evaluating our business in conjunction with an assessment of our long-term strategic goals, we will also further evaluate past and potential investments to determine if and how they will fit into our organizational structure going forward. If an event or change occurs in affiliate relationships or agreements associated with business combinations, we may be required to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material impairment charges.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1034, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 2010

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)