Form 10-Q
period 2010-07-03
INTERNATIONAL GAME TECHNOLOGY
filed 2010-08-12
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2010

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-10684

International Game Technology

Nevada	88-0173041
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9295 Prototype Drive
Reno, Nevada 89521
(Address of Principal Executive Offices)(Zip Code)

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
Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

At August 9, 2010, there were 298.1 million shares of our $.00015625 par value common stock outstanding.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)		iii
PART I – FINANCIAL INFORMATION		1
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
CONSOLIDATED INCOME STATEMENTS		1
CONSOLIDATED BALANCE SHEETS		2
CONSOLIDATED STATEMENTS OF CASH FLOWS		3
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
FORWARD LOOKING STATEMENTS		29
OVERVIEW		30
RECENTLY ISSUED ACCOUNTING STANDARDS		31
CRITICAL ACCOUNTING ESTIMATES		31
CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis		32
BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis		37
LIQUIDITY AND CAPITAL RESOURCES		39
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43
PART II – OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	(Removed and Reserved)	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

ii

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates as presented:	Fiscal dates -- actual:
June 30, 2010	July 3, 2010
June 30, 2009	July 4, 2009
September 30, 2009	October 3, 2009

Abbreviation/term as presented	Definition
Anchor	Anchor Gaming
ARS	auction rate securities
ASU	accounting standards update
AVP®	Advanced Video Platform®
5.5% Bonds	5.5% notes due 2020
7.5% Bonds	7.5% notes due 2019
bps	basis points
CAD	Canadian dollars
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
Debentures	convertible debentures, 1.75% or 2.65% as noted
EBITDA	earnings before interest, tax, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
ICR	interest coverage ratio
IGT, we, our, the Company	International Game Technology and its consolidated entities
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offering Rate
MBE	management’s best estimate
MDA	management’s discussion and analysis
Notes	3.25% Convertible Notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
SEC	Securities and Exchange Commission
SIP	Stock Incentive Plan
TLR	total leverage ratio
TPE	third-party evidence
UK	United Kingdom
US	United States
VIE	variable interest entity
VSOE	vendor specific objective evidence
WAP	wide area progressive
*	not meaningful (in tables)

iii

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS
	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions, except per share amounts)
Revenues
Gaming operations	$276.6	$286.7	$834.4	$886.1
Product sales	213.1	230.6	658.1	695.1
Total revenues	489.7	517.3	1,492.5	1,581.2
Costs and operating expenses
Cost of gaming operations	115.3	108.4	326.5	375.9
Cost of product sales	98.5	113.1	321.8	346.3
Selling, general and administrative	82.3	94.8	254.4	315.2
Research and development	51.6	51.3	149.4	155.2
Depreciation and amortization	19.1	19.7	57.5	58.8
Impairment and restructuring	2.7	3.0	63.4	28.7
Total costs and operating expenses	369.5	390.3	1,173.0	1,280.1
Operating income	120.2	127.0	319.5	301.1
Other income (expense)
Interest income	15.2	15.1	46.6	46.4
Interest expense	(42.7)	(43.2)	(124.9)	(110.8)
Other	3.3	2.1	3.2	(7.7)
Total other income (expense)	(24.2)	(26.0)	(75.1)	(72.1)
Income from continuing operations before tax	96.0	101.0	244.4	229.0
Income tax provision	1.4	38.8	55.1	69.4
Income from continuing operations	94.6	62.2	189.3	159.6
Loss from discontinued operations, net of tax	(2.5)	(1.6)	(23.2)	(4.2)
Net income	$92.1	$60.6	$166.1	$155.4

Basic earnings per share
Continuing operations	$0.32	$0.21	$0.64	$0.54
Discontinued operations	(0.01)	(0.01)	(0.08)	(0.01)
Net income	$0.31	$0.20	$0.56	$0.53

Diluted earnings per share
Continuing operations	$0.32	$0.21	$0.63	$0.54
Discontinued operations	(0.01)	(0.01)	(0.08)	(0.01)
Net income	$0.31	$0.20	$0.55	$0.53

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.27

Weighted average shares outstanding
Basic	297.0	294.3	296.0	293.7
Diluted	298.9	294.6	298.1	293.8

See accompanying notes

CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2010	2009
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$164.9	$146.7
Investment securities	-	21.3
Restricted cash and investment securities	87.0	79.4
Jackpot annuity investments	65.7	67.2
Accounts receivable, net	275.4	334.3
Current maturities of notes and contracts receivable, net	189.8	154.8
Inventories	114.6	157.8
Deferred income taxes	95.2	82.8
Other assets and deferred costs	152.5	189.4
Total current assets	1,145.1	1,233.7
Property, plant and equipment, net	574.1	558.8
Jackpot annuity investments	372.4	396.9
Notes and contracts receivable, net	186.6	249.4
Goodwill	1,149.2	1,151.5
Other intangible assets, net	216.2	259.2
Deferred income taxes	166.1	172.2
Other assets and deferred costs	275.9	306.4
Total Assets	$4,085.6	$4,328.1
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Short-term debt	$-	$5.3
Accounts payable	85.5	90.5
Jackpot liabilities, current portion	168.1	155.5
Accrued employee benefits	17.3	32.8
Accrued income taxes	2.0	9.4
Dividends payable	17.9	17.8
Other accrued liabilities	245.2	313.2
Total current liabilities	536.0	624.5
Long-term debt	1,813.2	2,014.7
Jackpot liabilities	402.8	432.6
Other liabilities	124.2	192.7
Total Liabilities	2,876.2	3,264.5
Commitments and Contingencies
Stockholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 339.0 and 337.2 issued; 298.1 and 296.6 outstanding	0.1	0.1
Additional paid-in capital	1,463.2	1,417.8
Treasury stock at cost: 40.9 and 40.6 shares	(801.8)	(799.3)
Retained earnings	549.9	437.3
Accumulated other comprehensive income	(1.1)	6.1
Total IGT Stockholders' Equity	1,210.3	1,062.0
Noncontrolling Interests	(0.9)	1.6
Total Equity	1,209.4	1,063.6
Total Liabilities and Stockholders' Equity	$4,085.6	$4,328.1

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,	2010	2009
(In millions)
Operations
Net income	$166.1	$155.4
Adjustments:
Depreciation and amortization	179.4	212.3
Discounts and deferred issuance costs	36.8	23.8
Inventory obsolescence	13.2	10.1
Bad debt provisions	6.1	25.0
Share-based compensation	31.3	30.1
(Gain) loss on investments	(0.2)	2.1
Gain on redemption of debt	-	(1.3)
Impairment	59.8	-
Other non-cash items	(1.3)	(5.7)
Excess tax benefits from employee stock plans	(8.3)	-
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	35.6	73.1
Inventories	35.3	30.8
Other assets and deferred costs	49.5	11.2
Income taxes, net of employee stock plans	(54.2)	(50.1)
Accounts payable and accrued liabilities	(90.4)	(90.7)
Jackpot liabilities	(34.9)	(71.7)
Cash from operations	423.8	354.4
Investing
Capital expenditures	(178.2)	(175.8)
Proceeds from assets sold	7.2	7.7
Proceeds from investment securities	21.6	-
Jackpot annuity investments, net	44.9	37.6
Changes in restricted cash	(7.9)	31.7
Loans receivable cash advanced	(17.7)	(85.4)
Loans receivable payments received	10.4	6.1
Investments in unconsolidated affiliates	(4.9)	(11.9)
Business acquisitions/VIE deconsolidation	(1.4)	(15.7)
Cash from investing	(126.0)	(205.7)
Financing
Debt proceeds	1,350.3	2,789.4
Debt repayments	(1,593.4)	(2,749.8)
Debt issuance costs	(0.1)	(63.5)
Warrant proceeds	-	66.8
Convertible note hedge purchases	-	(177.3)
Employee stock plan proceeds	15.2	5.5
Excess tax benefits from employee stock plans	8.3	-
Dividends paid	(53.5)	(103.5)
Cash from financing	(273.2)	(232.4)
Foreign exchange rates effect on cash and equivalents	(6.4)	1.3
Net change in cash and equivalents	18.2	(82.4)
Beginning cash and equivalents	146.7	266.4
Ending cash and equivalents	$164.9	$184.0

See accompanying notes

Supplemental Cash Flows Information

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Nine Months Ended June 30,	2010	2009
(In millions)
Jackpot funding
Change in jackpot liabilities	$(34.9)	$(71.7)

Jackpot annuity purchases	(3.8)	(10.9)
Jackpot annuity proceeds	48.7	48.5
Net change in jackpot annuity investments	44.9	37.6
Net jackpot funding	$10.0	$(34.1)
Capital expenditures
Property, plant and equipment	$(15.9)	$(33.2)
Gaming operations equipment	(159.9)	(136.7)
Intellectual property	(2.4)	(5.9)
Total	$(178.2)	$(175.8)
Payments
Interest	$83.3	$71.4
Income taxes	109.3	117.8
Non-cash investing and financing items:
Accrued capital asset additions	$2.1	$4.7
Interest accretion for jackpot annuity investments	18.7	20.9

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$(0.8)	$21.9
Fair value of liabilities	(2.2)	6.2

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

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2009 and our Current Report on Form 8-K filed on June 3, 2010, which revised and recast certain financial information from our Annual Report on Form 10-K for the year ended September 30, 2009, to reflect the retrospective application of accounting standards adopted at the beginning of 2010 for convertible debt, noncontrolling interests and participating securities.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30 each year. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below.  Fiscal 2010 will contain 52 weeks and our results for the first nine months contained 39 weeks versus 40 weeks in the prior year period.

Period End
	Presented as	Actual
Current quarter	June 30, 2010	July 3, 2010
Prior year quarter	June 30, 2009	July 4, 2009
Prior fiscal year end	September 30, 2009	October 3, 2009

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

Multi-element Arrangements

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

Deferred revenue balances in the table below related primarily to product sales where the installation was not yet complete or we were obligated to perform future services. At June 30, 2010, $17.0 million remains deferred because it is subject to prior revenue recognition criteria in effect before the beginning of fiscal 2010.

	June 30,	September 30,
	2010	2009
(In millions)
Other accrued liabiltites (current)	$77.8	$101.7
Other liabilities (noncurrent)	14.0	20.3
Total	$91.8	$122.0

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

Pro forma revenues that would have been reported under the prior accounting guidance are reflected in the table below.

	Quarter Ended			Nine Months Ended
	June 30, 2010			June 30, 2010
	As Reported	Pro Forma	Increase (decrease)*	As Reported	Pro Forma	Increase (decrease)*
(In millions)
Revenues
Gaming operations	$276.6	$276.6	$-	$834.4	$827.5	$6.9
Product Sales	213.1	205.2	7.9	658.1	633.3	24.8
Total	$489.7	$481.8	$7.9	$1,492.5	$1,460.8	$31.7

* Additional revenues recognized which would have been recognized in other periods under prior quidance

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

Participating Securities in Share-Based Payment Transactions

At the beginning of fiscal 2010, we adopted an ASU issued in June 2008 for determining whether instruments granted in share-based payment transactions are participating securities which should be included in the computation of EPS using the two-class method (see Note 13). Certain restricted stock granted under our employee SIP (see Note 6) is considered a participating security because it carries non-forfeitable rights to dividends. This adoption did not have a material impact on our financial statements and the effect of the required retrospective application for prior periods presented is summarized in the table at the end of this section.

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

This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. Income attributable to the noncontrolling interests is presented as a component of other income (expense) as it was not significant to our consolidated operating results. The required retrospective presentation of noncontrolling interests as a separate component of stockholders’ equity, rather than liabilities, is summarized in the table at the end of this section.

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

The effects of the required retrospective application for prior periods presented as it relates to our Debentures (1.75% and 2.6%) and Notes are summarized in the table at the end of this section. See Note 10 for additional information related to our 2.6% Debentures and Notes. The adjustment to long-term debt represents the unamortized balance of the revised discount. Additionally, this adoption decreased long-term debt, deferred tax assets and deferred offering costs and increased stockholders’ equity.

In addition to the retrospective adjustments noted in the table at the end of this section, this adoption increased noncash interest expense for the three and nine months ended June 30, 2010 by $6.8 million and $22.8 million, respectively. On an annual basis, we expect this adoption to increase noncash interest by approximately $30.0 million for both fiscal years 2010 and 2009, decrease Debenture repurchase gains by $5.2 million for fiscal 2009, and reduce diluted EPS $0.06 for fiscal 2010 and $0.08 for fiscal 2009.

Retrospective Application of Accounting Standards Adopted at the Beginning of Fiscal 2010
(Including Discontinued Operations Reclassification – see  Note 19)

			Retrospective Adjustments
	As Previously Reported	Discontinued Operations Reclass	Convertible Debt	Non- controlling Interest	Partici- pating Securities	As Currently Presented
(In millions except per share amounts)
INCOME STATEMENTS
Three Months Ended June 30, 2009
Interest expense	$(34.2)	$-	$(9.0)	$-	$-	$(43.2)
Income tax provision	40.4	1.7	(3.3)	-	-	38.8
Net income	66.3	-	(5.7)	-	-	60.6

Basic EPS	$0.23	-	$(0.03)	-	-	$0.20
Diluted EPS	$0.22	-	$(0.02)	-	-	$0.20

Diluted weighted average shares outstanding	295.0	-	-	-	(0.4)	294.6

Nine Months Ended June 30, 2009
Interest expense	$(92.6)	$0.1	$(18.3)	$-	$-	$(110.8)
Income before tax	245.5	7.0	(23.5)	-	-	229.0
Income tax provision	75.2	2.8	(8.6)	-	-	69.4
Net income	170.3	-	(14.9)	-	-	155.4

Basic EPS	$0.58	-	$(0.05)	-	-	$0.53
Diluted EPS	$0.58	-	$(0.05)	-	-	$0.53

Diluted weighted average shares outstanding	294.2	-	-	-	(0.4)	293.8

BALANCE SHEET
September 30, 2009
Deferred income taxes (noncurrent)	$227.3	$-	$(55.1)	$-	$-	$172.2
Other assets and deferred costs (noncurrent)	311.4	-	(5.0)	-	-	306.4
Total assets	4,388.2	-	(60.1)	-	-	4,328.1

Long-term debt	2,169.5	-	(154.8)	-	-	2,014.7
Other liabilities	194.3	-	-	(1.6)	-	192.7
Total liabilities	3,420.9	-	(154.8)	(1.6)	-	3,264.5

Additional paid-in capital	1,264.1	-	153.7	-	-	1,417.8
Retained earnings	496.3	-	(59.0)	-	-	437.3
Total Equity	967.3	-	94.7	1.6	-	1,063.6

STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2009
Operations:
Net income	$170.3	$-	$(14.9)	$-	$-	$155.4
Adjustments:
Other non-cash items	(4.7)	-	-	(1.0)	-	(5.7)
Discounts and deferred issuance costs	5.5	-	18.3	-	-	23.8
Gain on redemption of debt	(6.5)	-	5.2	-	-	(1.3)
Changes in operating assets and liabilities:
Income taxes, net of employee stock plans	(41.5)	-	(8.6)	-	-	(50.1)
Accounts payable and accrued liabilities	(91.7)	-	-	1.0	-	(90.7)

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

Revenue Recognition – Milestone Method for Research and Development Transactions

In April 2010, the FASB issued an ASU related to defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This ASU generally allows milestone payments to be recognized as revenue in their entirety when specific milestone results are achieved. The ASU will be applied prospectively to milestones achieved as of the beginning of our fiscal year 2011. We continue to evaluate this ASU, but do not expect it to have a material impact to our results of operations, financial position or cash flows.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued an ASU to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This ASU is effective for disclosures as of our first quarter in fiscal 2011. Additional disclosures require information at disaggregated levels, including the nature of the credit risk and how it is analyzed in arriving at the allowance for credit losses, a roll-forward schedule of and reasons for changes in the allowance, credit quality indicators, an aging of past due amounts, the nature and extent of modifications, and significant purchases or sales. Other than the enhanced disclosures, this ASU will have no impact on our results of operations, financial position, or cash flows.

3.   VARIABLE INTEREST ENTITIES AND AFFILIATES

Variable Interest Entities

As the primary beneficiary, we consolidate our VIE WAP trusts in New Jersey that are responsible for administering jackpot payments to winners. The VIE trust consolidations increase jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $83.0 million at June 30, 2010 and $91.3 million at September 30, 2009.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

At June 30, 2010, our investments in CLS stock and convertible notes were accounted for as available-for-sale securities reflected in the aggregate table below. We determined that no features of the convertible notes met the definition of a derivative requiring bifurcation at June 30, 2010. See Note 15 about related foreign currency derivatives and Note 16 for factors related to fair value measurements.

For our equity method joint ventures with CLS, IGT Synergy Holding Ltd. and Asiatic Group Ltd., as of and for the nine months ended June 30, 2010, we recognized a loss of $0.3 million and $8.4 million remains to be funded on our capital commitment.

Aggregate Available-for-sale Investments in Unconsolidated Affiliates

	Adjusted	Unrealized	Fair
June 30, 2010	Cost	gain (loss)	Value
(In millions)
CLS Stock	$12.2	$2.9	$15.1
CLS Convertible Note	79.8	6.1	85.9
Total	$92.0	$9.0	$101.0

4.   INVENTORIES

	June 30,	September 30,
	2010	2009
(In millions)
Raw materials	$59.9	$74.9
Work-in-process	5.9	6.7
Finished goods	48.8	76.2
Total	$114.6	$157.8

5.   PROPERTY, PLANT AND EQUIPMENT

	June 30,	September 30,
	2010	2009
(In millions)
Land	$62.6	$62.7
Buildings	230.1	230.0
Leasehold improvements	13.5	14.5
Machinery, furniture and equipment	285.7	300.2
Gaming operations equipment	838.8	832.4
Total	1,430.7	1,439.8
Less accumulated depreciation	(856.6)	(881.0)
Property, plant and equipment, net	$574.1	$558.8

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

At June 30, 2010, shares available for grant under the IGT SIP totaled 17.2 million and we expect to recognize $79.9 million of unrecognized share-based compensation over a weighted average period of 1.8 years. SIP activity is reflected below as of and for the nine months ended June 30, 2010.

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	18,022	$26.88
Granted	3,982	18.99
Exercised	(579)	12.29
Forfeited	(705)	19.17
Expired	(907)	33.59
Stock options exchange:
Granted	2,653	18.60
Cancelled	(5,306)	36.35
Outstanding at end of period	17,160	$21.29	6.4	$19.7

Vested and expected to vest	16,682	$21.40	6.4	$18.9

Exercisable at end of period	7,071	$26.42	4.4	$4.9

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,000	$22.60
Granted	1,372	18.37
Vested	(687)	24.91
Forfeited	(255)	28.40
Outstanding at end of period	2,430	$19.02	1.6	$37.6

Expected to vest	2,298	$19.01	1.7	$35.5

7.   ALLOWANCE FOR RECEIVABLES

	June 30,	September 30,
	2010	2009
(In millions)
Allowance for doubtful accounts receivable	$28.2	$23.4

Allowance for doubtful notes and contracts
Current	$41.2	$22.6
Non-current	39.5	10.6
	$80.7	$33.2

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

Our receivables were concentrated in the following legalized gaming regions at June 30, 2010. See Note 18 regarding Alabama charitable bingo receivables.

North America		International
Nevada	9%	Argentina	24%
Alabama	6	Europe	9
Oklahoma	6	Other Latin America	8
Pennsylvania	5	Other (less than 5% individually)	6
Other (less than 5% individually)	27		47%
	53%

Auction Rate Securities

We held no ARS or corresponding put rights at June 30, 2010. During the first nine months of fiscal 2010, we sold $21.6 million par of ARS. The following changes in fair value were included in other income (expense):

ª
zero net gain ($1.0 million ARS gain and $1.0 million put loss) for the quarter ended June 30, 2010 and $0.5 million net gain ($0.7 million ARS gain and $0.2 million put loss) for the prior year quarter

ª
$0.3 million net gain ($3.8 million ARS gain and $3.5 million put loss) for the nine months ended June 30, 2010 and $0.5 million net loss ($4.2 million ARS loss and $3.7 million put gain) for the prior year period

9.   GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity by Segment	North
Nine Months Ended June 30, 2010	America	International	Total
(In millions)
Beginning balance	$1,042.8	$108.7	$1,151.5
Foreign currency adjustments	-	(2.3)	(2.3)
Ending balance	$1,042.8	$106.4	$1,149.2

Other Intangibles

During the nine months ended June 30, 2010, we added $1.8 million for capitalized patent legal costs with a weighted average life of 6 years. Additionally, during the second quarter of fiscal 2010, we recorded $6.7 million of impairment, presented in impairment and restructuring, primarily related to uncertainties surrounding the usage of DigiDeal patents in our future product strategies (see Note 18).

	June 30, 2010			September 30, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Patents	$397.4	$238.4	$159.0	$396.3	$205.7	$190.6
Developed technology	76.5	44.9	31.6	76.7	37.3	39.4
Contracts	26.4	17.4	9.0	26.4	15.7	10.7
Reacquired rights	13.4	0.9	12.5	13.4	0.1	13.3
Customer relationships	8.8	5.5	3.3	8.8	4.8	4.0
Trademarks	3.5	2.7	0.8	3.6	2.4	1.2
Total other intangibles	$526.0	$309.8	$216.2	$525.2	$266.0	$259.2

Aggregate amortization expense totaled $13.2 million in the current quarter versus $13.3 million in the prior year quarter, and $38.6 million in the nine months ended June 30, 2010 versus $37.1 million for the prior year period.

	2010	2011	2012	2013	2014
(In millions)
Estimated annual amortization	$51.7	$43.7	$38.6	$35.2	$31.1

10.   CREDIT FACILITIES AND INDEBTEDNESS

Outstanding Debt	June 30,	September 30,
	2010	2009
(In millions)
Domestic credit facility	$270.0	$100.0
Foreign credit facilities	-	5.3
Debentures	-	707.0
Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	-
Total principal	1,920.0	2,162.3
Debentures discount	-	(2.7)
Notes discount	(131.2)	(152.1)
7.5% Bonds discount	(2.5)	(2.6)
5.5% Bonds discount	(1.3)	-
7.5% Swap fair value adjustment (see Note 15)	23.5	15.1
5.5% Swap fair value adjustment (see Note 15)	4.7	-
Total outstanding debt, net	$1,813.2	$2,020.0

IGT was in compliance with all applicable debt covenants at June 30, 2010. Embedded features of all debt agreements were evaluated and did not require bifurcation or had nominal value at June 30, 2010.

At the beginning of fiscal 2010, we adopted accounting standards requiring the separation of liability (debt) and equity (conversion option) components of our convertible debt instruments to reflect an effective nonconvertible borrowing rate at issuance. See Note 2 for amounts retrospectively recast in conjunction with this recently adopted accounting standard.

Domestic Credit Facility

In conjunction with new bonds issued in June 2010 discussed below, we reduced the total amount of our domestic credit facility from $1.8 billion to $1.5 billion, leaving the non-extended portion due December 2010 at $0.2 billion and the extended portion due June 2012 at $1.3 billion. At June 30, 2010, $0.3 billion was drawn ($0.1 billion non-extended and $0.2 billion extended), $1.2 billion was available, and $3.6 million was reserved for letters of credit. The amounts drawn carried a 2.7% weighted average interest rate.

Interest under the credit facility is paid at least quarterly with rates and facility fees based on our public debt ratings or debt to capitalization ratio. As of June 30, 2010, extended commitments bear interest at LIBOR plus 260 bps with a facility fee of 65 bps and non-extended commitments bear interest at LIBOR plus 37.5 bps with a facility fee of 12.5 bps.

Foreign Credit Facilities

At June 30, 2010, $8.4 million was available under a revolving credit facility in Australia which generally renews annually with maturity in March and is guaranteed by the parent company, International Game Technology. No amounts were drawn at June 30, 2010. Our former credit facilities in Japan were cancelled during the second quarter of fiscal 2010 with the closure of operations (see Note 19).

2.6% Convertible Debentures

On December 15, 2009, 2.6% Debentures of $701.2 million aggregate principal were validly tendered under the holders’ put option and accepted by IGT for payment. On February 4, 2010, IGT completed final redemption of the remaining $5.8 million aggregate outstanding principal of Debentures.

As recast, the equity component of the 2.6% Debentures totaled $43.7 million and the effective interest rate was 6.2% on the debt component. As of December 31, 2009, the discount was fully amortized. The table below reflects contractual interest expense, discount amortization in interest expense, and repurchase gain (loss) included in other income (expense), as recast for the prior year periods.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions)
Contractual interest expense	$-	$4.6	$3.8	$15.5
Discount amortization	-	5.0	2.7	14.8
Gain (loss) on repurchases	-	-	-	1.3

3.25% Convertible Notes

As recast, the equity component of the Notes totaled $99.7 million and the effective interest rate was 8.7% on the debt component. The remaining discount amortization period was 3.9 years at June 30, 2010. The table below reflects contractual interest expense and discount amortization in interest expense, as recast for the prior year periods.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions)
Contractual interest expense	$6.9	$4.1	$20.7	$4.1
Discount amortization	7.1	4.1	20.9	4.1

The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at June 30, 2010.

7.5% Bonds

Interest rate swaps executed in conjunction with our 7.5% Bonds due 2019 are described in Note 15.

5.5% Bonds

On June 8, 2010, we issued $300.0 million aggregate principal amount of 5.5% Bonds due 2020, under our March 2009 shelf registration statement and June 3, 2010 prospectus supplement pursuant to an underwriting agreement dated June 3, 2010. We received net proceeds of $295.7 million after a discount of $1.3 million and deferred offering costs of approximately $3.0 million, both of which will be amortized to interest expense over the bond term. Interest is payable semiannually on June 15 and December 15, beginning December 15, 2010. Net proceeds from the 5.5% Bonds were used to reduce outstanding amounts under our domestic credit facility.

The 5.5% Bonds are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The 5.5% Bonds rank junior to all existing and future liabilities, including trade payables, of our subsidiaries. The 5.5% Bonds mature on June 15, 2020, unless IGT redeems them earlier by paying the holders 100% of the principal amount plus a make-whole redemption premium as described further in the related indenture.

The 5.5% Bonds contain covenants which may, in certain circumstances:

ª	restrict our ability to incur additional debt

ª	limit our ability to enter into sale and leaseback transactions

ª	restrict our ability to sell, transfer, lease or dispose of substantially all assets

ª	require us to grant a lien on equity interests if certain downgrades by rating agencies occur

The 5.5% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 5.5% Bonds, the outstanding amounts may become immediately due and payable.

Interest rate swaps executed in conjunction with our 5.5% Bonds due 2020 are described in Note 15.

11.   CONTINGENCIES

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our future results of operations, financial position, or cash flows.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings. On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. A hearing on the motion was held on February 1, 2010, at which the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. The Court has under consideration motions for summary judgment or dismissal of all remaining claims pending in the case.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleges that the “BALLY POWER BONUSING™” technology infringes one or more of the claims of the asserted IGT patents. The lawsuit seeks monetary damages and an injunction. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed. On April 28, 2009, the court issued a summary judgment ruling finding the '885 and '812 patents valid. The court also ruled that Bally's "Power Rewards" and "ACSC Power Winners" products infringe certain claims of the '885 and '812 patents. The court granted Bally's motion for summary judgment that Bally's "SDS Power Winners" does not infringe the '885 patent and "Power Bank" and "Power Promotions" do not infringe the '983 patent. The court denied Bally's motion for summary judgment that the '983 patent is invalid. The parties have agreed that Bally's counterclaim for a declaratory judgment on invalidity of the '983 patent will be dismissed without prejudice. IGT’s motion for a permanent injunction against Bally’s infringing products was denied. On April 28, 2010, the court entered an order dismissing without prejudice Bally’s remaining counterclaims (antitrust, unfair competition and intentional interference with business relationships) and entered final judgment in favor of IGT and against the Bally defendants. An appeal from the liability judgment is proceeding.  A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has not yet been scheduled.

Aristocrat

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215, which issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008. This case has recommenced in the District Court.  On May 13, 2010, the District Court entered an Order granting IGT’s motion for summary judgment of non-infringement.  Aristocrat is appealing this judgment.  Proceedings on IGT’s claim that Aristocrat committed inequitable conduct in reviving a related patent application are continuing in the District Court.  A trial is set on this issue for April 4, 2011.

Brochu v. Loto Quebec

Loto Quebec commenced an action in warranty against VLC, Inc., a wholly-owned subsidiary of IGT, and another manufacturer of video lottery machines in October 2003, in the Superior Court of the Province of Quebec, District of Quebec, seeking indemnification for any damages that may be awarded against Loto Quebec in a class action suit, also filed in the Superior Court of the Province of Quebec. The class action claim against Loto Quebec, to which neither IGT nor any of its affiliates are parties, was filed by Jean Brochu on behalf of himself and a class of other persons who allegedly developed pathological behaviors through the play of video lottery machines made available by Loto Quebec in taverns and other public locations. In this action, the plaintiff seeks to recover on behalf of the class damages of approximately CAD$578.7 million, representing CAD$4,863 per class member, and CAD$119.0 million in punitive damages. Loto Quebec filed its Plea in Defense in the main action in February 2006. On August 1, 2008, Loto Quebec filed a discontinuance of the action in warranty against VLC. Notwithstanding the discontinuance, Loto Quebec may still pursue the claims it asserted, or could have asserted, in the action in warranty through arbitration against VLC. Settlement of the class action was approved by the Superior Court on March 23, 2010. In a letter, dated May 5, 2010, Loto Quebec’s counsel referred to the settlement of the class action and the settlement agreement between Loto Quebec and VLC under which Loto Quebec discontinued its warranty action against VLC but reserved a right to pursue claims via arbitration (the “Settlement Agreement”) and advised VLC that “Loto Quebec does not intend to proceed against Video Lottery Consultants, Inc. under the terms of the Settlement Agreement.

Piercey v Atlantic Lotteries

In May 2010, Atlantic Lotteries commenced an action against International Game Technology, VLC, Inc. and IGT-Canada, wholly-owned subsidiaries of International Game Technology, and other manufacturers of video lottery machines in the Supreme Court of New Foundland and Labrador seeking indemnification for any damages that may be awarded against Atlantic Lotteries in a class action suit also filed in the Supreme Court of New Foundland and Labrador. A motion to certify the putative class is pending.

Shareholder Actions

Securities Class Action

On July 30, 2009, International Brotherhood of Electrical Workers Local 697 filed a putative securities fraud class action in the US District Court for the District of Nevada, alleging causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act against IGT and certain of its officers, one of whom is a director. The complaint alleges that between November 1, 2007 and October 30, 2008, the defendants inflated IGT's stock price through a series of materially false and misleading statements or omissions regarding IGT's business, operations, and prospects. The Court has appointed a lead plaintiff. The plaintiffs filed an amended complaint on April 26, 2010 and the defendants moved to dismiss that complaint on June 17, 2010.

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489-ECR-VPC; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542-RCJ-VPC. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints assert claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints seek an unspecified amount of damages and allege similar facts as the securities class action lawsuit. The complaints additionally allege that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The actions were consolidated and subsequently a consolidated derivative complaint was filed in December 2009. Defendants have moved to dismiss that complaint. On July 6, 2010, the Court granted the defendants’ motion to dismiss, with leave to amend.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleges that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the Company was nominally sued in a derivative lawsuit filed in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415-RCJ-VPC and asserting claims as set forth above.

ERISA Actions

On October 2, 2009, two putative class action lawsuits were filed on behalf of participants in the Company’s employee pension plans, naming as defendants the Company, the IGT Profit Sharing Plan Committee, and several current and former officers and directors. The complaints (which seek unspecified damages) allege breaches of fiduciary duty under the Employee Retirement Income Security Act, 29 U.S.C §§ 1109 and 1132. The complaints allege similar facts as the securities class action lawsuit. The complaints further allege that the defendants breached fiduciary duties to Plan Participants by failing to disclose material facts to Plan Participants, failing to exercise their fiduciary duties solely in the interest of the Participants, failing to properly manage Plan assets, failing to diversify Plan assets, and permitting Participants to elect to invest in Company stock. The actions, filed in the US District Court for the District of Nevada, are captioned Carr et al. v. International Game Technology et al., Case No. 3:09-cv-00584, and Jordan et al. v. International Game Technology et al., Case No. 3:09-cv-00585. In October 2009, plaintiffs moved for consolidation of the two actions which motion was granted. On April 9, 2010, defendants moved to dismiss the consolidated complaint.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Oral argument was heard on March 12, 2009, and on August 3, 2009, the Ninth Circuit reversed the District Court’s decision. IGT’s motion for summary judgment on plaintiffs’ state law claims was argued on October 22, 2009 and granted in IGT’s favor on December 8, 2009. On April 13, 2010, the District Court granted IGT’s motion to strike the plaintiffs’ jury demand and granted IGT’s motion to retax costs and fees. It denied plaintiffs’ motion for certification and/or reconsideration. Trial was scheduled to begin on June 1, 2010, but was rescheduled to begin on January 23, 2011.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2010 totaled $44.1 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds and guarantees not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to gaming operations totaled $7.0 million at June 30, 2010. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic line of credit to ensure payment to certain vendors and governmental agencies totaled $3.6 million at June 30, 2010.

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

Nine Months Ended June 30,	2010	2009
(In millions)
Balance at beginning of year	$7.9	$8.4
Reduction for payments made	(7.9)	(5.6)
Accrual for new warranties issued	6.7	7.8
Adjustments for pre-existing warranties	(0.8)	(1.9)
Balance at end of period	$5.9	$8.7

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

Our effective tax rate for the nine months ended June 30, 2010 decreased to 22.5% from 30.3% for the same prior year period, primarily due to settlement of the IRS audit for fiscal years 2002 through 2005 partially offset by changes in our uncertain tax liabilities.

As of June 30, 2010, we had $39.6 million of gross unrecognized tax benefits excluding related accrued interest and penalties of $16.8 million. As of June 30, 2010, $48.1 million of our unrecognized tax benefits, including related accrued interest and penalties, would affect our effective tax rate, if recognized. During the nine months ended June 30, 2010, our unrecognized tax benefits decreased $28.2 million, and related interest and penalties decreased $29.7 million. The decrease in unrecognized tax benefits relating to settlements with tax authorities was $45.2 million. The increase in unrecognized tax benefits as a result of tax positions taken during a prior period was $13.0 million. The increase in unrecognized tax benefits as a result of tax positions taken in the current nine-month period was $4.0 million.

On April 30, 2010, the IRS concluded its examination of our consolidated US tax return for the fiscal years 2002 through 2005. In accordance with the final settlement reached with the IRS, we paid the IRS approximately $12.4 million, including interest of $4.3 million during the third quarter of fiscal 2010.

We are also subject to examination in state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.   EARNINGS PER SHARE RECONCILIATION

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions, except per share amounts)
Income from continuing operations available to common shares (1)	$94.6	$62.2	$189.3	$159.6
Basic weighted average shares outstanding	297.0	294.3	296.0	293.7
Dilutive effect of non-participating share-based awards	1.9	0.3	2.1	0.1
Diluted weighted average common shares outstanding	298.9	294.6	298.1	293.8

Basic earnings per share from continuing operations	$0.32	$0.21	$0.64	$0.54
Diluted earnings per share from continuing operations	$0.32	$0.21	$0.63	$0.54

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	9.5	15.6	10.2	19.7
Debentures	-	11.4	-	11.4
Notes	42.6	-	42.6	-
Note hedges	(42.6)	-	(42.6)	-
Warrants	42.6	-	42.6	-

(1) Net income available to participating securities was not significant

14.   OTHER COMPREHENSIVE INCOME

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions)
Net income	$92.1	$60.6	$166.1	$155.4
Currency translation adjustments	(9.8)	21.2	(12.1)	(8.8)
Investment unrealized gains (losses)	(4.5)	11.5	4.9	10.0
Comprehensive income	$77.8	$93.3	$158.9	$156.6

15.   FINANCIAL DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $37.9 million at June 30, 2010 and $24.9 million at September 30, 2009.

In May 2007, we executed five-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (see Note 3). The notional amount of foreign currency contracts hedging this exposure totaled $49.9 million for which there was no ineffectiveness for the three months and the nine months ended June 30, 2010. The component of gain/loss excluded from our assessment of hedge effectiveness was immaterial.

Interest Rate Management

In conjunction with our 7.5% Bonds issued in June 2009, we executed $250.0 million notional value of interest rate swaps that terminate on June 15, 2019. These swaps effectively exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset on the 15th of each month. Net amounts receivable or payable under the swaps settle semiannually on June 15 and December 15. The interest rate swaps are designated fair value hedges against changes in the fair value of a portion of our 7.5% Bonds. Our assessment determined that the interest rate swaps are highly effective.

In conjunction with our 5.5% Bonds issued in June 2010, we executed $300.0 million notional value of interest rate swaps that terminate on June 15, 2020. These swaps effectively exchange 5.5% fixed interest payments for variable rate interest payments based on the six-month LIBOR plus 186 bps set in arrears on June 13 and December 13 of each year. Net amounts receivable or payable under the swaps will be settled semiannually on June 15 and December 15. The interest rate swaps are designated fair value hedges against changes in the fair value of a portion of our 5.5% Bonds. Our assessment determined that the interest rate swaps are highly effective.

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	June 30, 2010	September 30, 2009
(In millions)
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.7	$0.2
Foreign currency contracts: Other liabilities (current)	0.1	0.8
Designated Hedges
Foreign currency contracts: Other assets and deferred costs (noncurrent)	$0.2	$-
Foreign currency contracts: Other liabilities (noncurrent)	-	0.1
Interest rate swaps: Other assets (noncurrent)	28.0	14.8
Interest rate swaps: Long-term debt	28.2	15.1

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
Income Statement Location and Gain (loss)	2010	2009	2010	2009
(In millions)
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.5	$(1.3)	$1.2	$(2.4)
Designated Hedges
Foreign currency contracts: Other income (expense)	$0.2	$0.2	$0.2	$0.4
Interest rate swap - ineffectiveness: Other income (expense)	1.0	(0.3)	0.1	(0.3)
Interest rate swap - effectiveness: Interest expense	2.9	0.5	7.6	0.5

16.   FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
(In millions)
June 30, 2010
Money market funds	$130.0	$130.0	$-	$-
Investments in unconsolidated affiliates	101.0	15.1	-	85.9
Derivative assets	28.9	-	28.9	-
Derivative liabilities	(28.3)	-	(28.3)	-

September 30, 2009
Money market funds	$82.6	$82.6	$-	$-
Investments in unconsolidated affiliates	94.1	15.7	-	78.4
Investments in ARS and put rights	21.3	-	-	21.3
Derivative assets	15.0	-	15.0	-
Derivative liabilities	(16.0)	-	(16.0)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	Nine Months Ended June 30,
	2010		2009
	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
(In millions)
Beginning balance	$78.4	$21.3	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	-	0.3	(1.7)	(0.5)
Included in other comprehensive income	5.6	-	2.4	2.0
Purchases, issuances, accretion, settlements	1.9	(21.6)	(3.9)	-
Ending balance	$85.9	$-	$77.2	$21.1

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$-	$-	$-	$(0.5)

Valuation Techniques and Balance Sheet Presentation

Investments in unconsolidated affiliates carried at fair value are estimated using quoted market prices when available or DCF models incorporating market participant assumptions, including credit quality and market interest rates and/or a Black-Scholes formula and lattice models with certain assumptions, such as stock price and volatility. These investments are presented as a component of other assets. See Note 3.

Investments in ARS were valued using DCF, with certain assumptions related to lack of liquidity and observable market transactions. Related put rights were valued based on the difference between the ARS par and fair value, discounted for the broker’s non-performance risk and the time remaining until the exercise period. The ARS and related put rights were presented in short-term investment securities. See Note 8.

Derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 15.

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying		Unrealized
June 30, 2010	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$438.1	$498.4	$60.3	$-
Notes & contracts receivable	376.4	378.9	2.5	-
Jackpot liabilities	(570.9)	(554.2)	16.7	-
Credit facilities & indebtedness	(1,785.0)	(2,084.0)	-	299.0

	Carrying		Unrealized
September 30, 2009	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$464.1	$518.0	$54.1	$0.2
Notes & contracts receivable	404.2	413.8	9.6	-
Jackpot liabilities	(588.1)	(595.5)	-	7.4
Credit facilities & indebtedness	(2,004.9)	(2,435.0)	-	430.1

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

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Restructuring charges are reflected within the segment where actions occurred (see Note 18).

Our business segments below are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. Realignment of our business development and administrative functions, as well as discontinued operations, during fiscal 2010 resulted in changes to segment allocations. Operating income and income from continuing operations before tax for prior periods presented have been recast accordingly.

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions)
NORTH AMERICA
Revenues	$355.3	$397.8	$1,089.7	$1,264.3
Gaming operations	230.9	249.7	706.2	774.2
Product sales	124.4	148.1	383.5	490.1
Gross profit	196.4	232.4	615.5	691.1
Gaming operations	127.3	152.9	412.8	441.1
Product sales	69.1	79.5	202.7	250.0
Operating income	95.2	121.9	255.8	312.4
Income from continuing operations before tax	102.1	126.0	271.3	328.0

INTERNATIONAL
Revenues	$134.4	$119.5	$402.8	$316.9
Gaming operations	45.7	37.0	128.2	111.9
Product sales	88.7	82.5	274.6	205.0
Gross profit	79.5	63.4	228.7	167.9
Gaming operations	34.0	25.4	95.1	69.1
Product sales	45.5	38.0	133.6	98.8
Operating income	47.4	29.6	129.3	64.7
Income from continuing operations before tax	50.8	33.4	143.7	70.4

CORPORATE (net unallocated costs)
Operating loss	$(22.4)	$(24.5)	$(65.6)	$(76.0)
Loss from continuing operations before tax	(56.9)	(58.4)	(170.6)	(169.4)

CONSOLIDATED
Revenues	$489.7	$517.3	$1,492.5	$1,581.2
Gaming operations	276.6	286.7	834.4	886.1
Product sales	213.1	230.6	658.1	695.1
Gross profit	275.9	295.8	844.2	859.0
Gaming operations	161.3	178.3	507.9	510.2
Product sales	114.6	117.5	336.3	348.8
Operating income	120.2	127.0	319.5	301.1
Income from continuing operations before tax	96.0	101.0	244.4	229.0

18.   IMPAIRMENT AND RESTRUCTURING

Impairment and Restructuring Charges Summary

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions)
Impairment - Alabama	$-	$-	$53.1	$-
Impairment - DigiDeal	-	-	6.7	-
Restructuring - Other	2.7	3.0	3.6	28.7
Total included in continuing operations	$2.7	$3.0	$63.4	$28.7

Alabama Impairment

The legality of electronic charitable bingo in Alabama continues to be challenged by the state Governor’s task force on gambling. Legislation that would have allowed Alabama voters to decide on the addition of a state constitutional amendment authorizing electronic bingo failed to pass the legislative session concluded in April 2010. Additionally, several Alabama Supreme Court cases have negatively impacted the ability of electronic charitable bingo properties to continue operations.

As the legal and political climate continues to deteriorate, we have determined the recoverability of our assets in this market is impaired. In the second quarter of fiscal 2010, we recognized $53.1 million of impairment charges, including note allowances of $47.6 million, accounts receivable allowances of $2.8 million, and gaming operations equipment impairment of $2.7 million. The fair value was determined using a DCF model and risk-based market discount rates, with consideration for associated property collateral. Based on our third quarter evaluation, there was no change in our expectations.

As of June 30, 2010, two of the three locations where IGT placed electronic bingo machines, Country Crossing and Greenetrack, had ceased operations. The third location, VictoryLand, voluntarily closed operations on August 9, 2010.  Prior to its voluntary closure, VictoryLand was operating under a temporary restraining order entered by the circuit court. The temporary restraining order was subsequently dissolved by an Alabama Supreme Court opinion on July 30, 2010, which will become final on August 17, 2010 unless VictoryLand files an application for reconsideration. On August 5, 2010, the Governor’s task force filed an emergency motion with the Alabama Supreme Court seeking immediate certification of the Court’s judgment dissolving the Circuit Court’s temporary restraining order.

Our net carrying amounts at June 30, 2010 totaled $37.3 million for development financing and accounts receivable extended to Alabama charitable bingo properties and $5.1 million for related gaming operations equipment. Revenues and interest income related to these assets were recorded on a cash basis subsequent to the first quarter of fiscal 2010 as collectability is not reasonably assured.

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

In July 2010, we executed a definitive agreement with DigiDeal, under which we will divest our equity interest in DigiDeal and cease to manufacture and distribute DigiDeal products. The transaction is anticipated to close by September 30, 2010 and we expect to recognize between $6.0 million and $8.0 million of additional charges related to DigiDeal’s deconsolidation in the fourth quarter of fiscal 2010. Excluding impairment, DigiDeal contributed net losses of $3.3 million for the first nine months of fiscal 2010 and $3.6 million for the comparable prior year period to our consolidated income from continuing operations.

Restructuring

In response to reduced demand, we continue to restructure our organization to maximize efficiency and align expenses with the current and long-term business outlook. During the second quarter of fiscal 2010, we initiated the closure of our international operations in Japan due to ongoing difficult market conditions and changes in our core business strategy. We also began the process of closing and consolidating certain North America facilities.

During the third quarter of fiscal 2010, we recorded restructuring charges in continuing operations of $2.7 million related to our North America reorganization.  These restructuring charges were comprised of $0.9 million in severance and employee termination costs, $0.4 million in accelerated stock compensation, and $1.4 million in lease termination and other fees. In addition, we recorded third quarter restructuring charges in discontinued operations of $2.3 million related to the closure of our Japan operations, comprised of $0.4 million in lease cancellation fees and $1.9 million for abandoned assets.

We expect to incur additional restructuring charges in continuing operations of $1.9 million over the next three quarters.

Restructuring Charges and Liability As Of and For the Nine Months Ended June 30, 2010

	Severance and Benefits	Lease Termination	Other Fees	TOTAL CASH CHARGES	Abandoned Assets	Share-based Compensation (Forfeitures)	TOTAL NONCASH CHARGES	TOTAL ALL CHARGES
(In millions)
Fiscal 2010 to date
North America	$2.0	$1.0	$0.4	$3.4	$-	$0.1	$0.1	$3.5
International	-	-	-	-	-	-	-	-
Corporate	0.1	-	-	0.1	-	-	-	0.1
Continuing operations	2.1	1.0	0.4	3.5	-	0.1	0.1	3.6
Discontinued operations	3.2	2.0	3.0	8.2	9.6	-	9.6	17.8
Consolidated	5.3	3.0	3.4	11.7	9.6	0.1	9.7	21.4

Fiscal 2009
North America	$28.0	$-	$-	$28.0	$-	$(2.6)	$(2.6)	$25.4
International	2.6	2.2	0.8	5.6	-	(0.1)	(0.1)	5.5
Corporate	3.4	-	0.3	3.7	-	(0.7)	(0.7)	3.0
Continuing operations	34.0	2.2	1.1	37.3	-	(3.4)	(3.4)	33.9
Discontinued operations	1.0	-	0.1	1.1	-	-	-	1.1
Consolidated	35.0	2.2	1.2	38.4	-	(3.4)	(3.4)	35.0

Life-to-date
North America	$30.0	$1.0	$0.4	$31.4	$-	$(2.5)	$(2.5)	$28.9
International	2.6	2.2	0.8	5.6	-	(0.1)	(0.1)	5.5
Corporate	3.5	-	0.3	3.8	-	(0.7)	(0.7)	3.1
Continuing operations	36.1	3.2	1.5	40.8	-	(3.3)	(3.3)	37.5
Discontinued operations	4.2	2.0	3.1	9.3	9.6	-	9.6	18.9
Consolidated	$40.3	$5.2	$4.6	50.1	$9.6	$(3.3)	$6.3	$56.4

Deferred severance				1.0
Cash payments				(44.2)
Remaining accrued liability				$6.9
(expected to be paid by March 31, 2011)

19.   DISCONTINUED OPERATIONS

In February 2010, we initiated the closure of our international operations in Japan due to ongoing difficult market conditions and changes in our future core business strategy. Other than the final resolution of certain third-party agreements, the closure was substantially complete and Japan’s results were reclassified to discontinued operations for all periods presented. At June 30, 2010, total assets of discontinued operations were presented as a component of current other assets and deferred costs, and total liabilities of discontinued operations were presented as a component of other accrued liabilities.

Summary of Results in Discontinued Operations

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In millions)
Net revenue	$0.5	$0.6	$1.3	$3.3

Restructuring charges (see Note 18)	2.3	1.1	17.8	1.1

Loss before tax	$(2.5)	$(3.3)	$(23.2)	$(7.0)
Income tax benefit	-	1.7	-	2.8
Discontinued operations, net of tax	$(2.5)	$(1.6)	$(23.2)	$(4.2)

Summary of Assets and Liabilities of Discontinued Operations

	June 30,	September 30,
	2010	2009
(In millions)
Assets
Current assets
Cash and equivalents	$-	$1.4
Accounts receivable, net	0.4	1.9
Inventories	-	1.7
Other assets and deferred costs	0.5	7.5
Total current assets	0.9	12.5
Property, plant and equipment, net	-	3.7
Other assets and deferred costs	0.7	1.3
Total Assets	$1.6	$17.5

Liabilities
Current liabilities
Short-term debt	$-	$5.3
Accounts payable	0.1	0.7
Accrued employee benefits	-	1.0
Other accrued liabilities	4.7	7.4
Total Liabilities	$4.8	$14.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDA is intended to enhance the reader’s understanding of our business. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2009, our Current Report on Form 8-K filed on June 3, 2010, which revised and recast certain financial information from our Annual Report on Form 10-K for the year ended September 30, 2009, to reflect the retrospective application of accounting standards adopted at the beginning of fiscal 2010, as well as the accompanying Unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of this Form 10-Q.

Unless the context indicates otherwise, International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities. Italicized text in this document with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. All comparisons herein refer to the third quarter and nine months ended June 30, 2010 as compared with the third quarter and nine months ended June 30, 2009, unless otherwise noted. As used in this report, “current” refers to the fiscal periods ended June 30, 2010.

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

OVERVIEW

International Game Technology is a global company specializing in the design, manufacture, and marketing of electronic gaming equipment and systems products. We are a leading supplier of gaming products in essentially all legal jurisdictions worldwide and provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for gaming operator profits by enhancing the player’s experience.

We manage our operations in two geographic segments, North America and International, with certain unallocated company-wide income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional segment information.

Demand for our gaming equipment, software, and services is affected by global macroeconomic factors, as well as intense competition among suppliers. While our customers’ capital spending remains conservative due to continued economic uncertainty, we continue to focus our efforts on making IGT financially stronger and operationally more efficient.

ª
During the current quarter, we refinanced $300.0 million of debt to improve our borrowing flexibility by extending maturities. We issued 5.5% bonds due 2020 under our shelf registration statement and reduced the size of our domestic credit facility. We have also reduced our outstanding debt obligations by $242.3 million since September 30, 2009.

ª
We are aggressively managing our cost structure and third quarter operating expense decreased 8% from the prior year quarter. We expect to realize ongoing operational efficiencies from our restructuring efforts, working toward reaching our long-term goal of a 30% operating margin when business conditions improve.

ª
We are addressing the need for increased efficiency among our global research and development resources by unifying and standardizing platforms and processes, reducing the complexity of our hardware portfolio, and increasing engineering efforts on sbX™ applications and content. Through June 30, 2010, we had completed fourteen sbX™ installations to date, with an additional four in-process, and numerous others in various stages of contract negotiation.

ª
We continued to develop and deliver our latest product innovations. Current quarter gaming operations revenue yields overall improved slightly compared to the prior year quarter. Our Sex and the City participation placements (non-WAP), with approximately 1,300 units deployed, continued to perform well during the third quarter. During the first nine months, we also developed and released twice as many for-sale game titles compared to the same period last year. Under our customer promotion introduced in November 2009 that ended June 30, 2010, we sold 6,300 Dynamix™ packages, which included one AVP® slot machine with two free 80960 platform conversions. This promotion allowed our customers to refresh three machines concurrently and enabled IGT to preserve floor space.

ª
During the current quarter, we continued to build and strengthen our senior management team, with the appointment of Eric Tom as our Chief Operating Officer and the expansion of responsibilities for our Chief Technology Officer, Chris Satchell, to include the leadership of research and development. Additionally, an experienced media executive, Vincent Sadusky, was appointed to our Board of Directors.

We believe new market opportunities will grow when the economy improves and new jurisdictions consider gaming tax revenues as a means to address budget shortfalls. We may also be negatively impacted by changes in existing gaming regulations or new interpretations of existing gaming laws that may hinder or prevent us from continuing to operate in jurisdictions where we currently do business. We are closely monitoring ongoing gaming actions in Ohio, Illinois, Massachusetts, Kentucky, New Hampshire, Canada, Italy, Brazil, and Greece. See further discussion surrounding regulatory challenges in Alabama in CONSOLIDATED OPERATING RESULTS and BUSINESS SEGMENT RESULTS later in this MDA.

As part of our ongoing evaluation of long-term strategic goals, it is necessary to assess if and how existing investments will fit into our future organizational structure. The resulting recognition of material losses or impairment and discontinued operations during the periods of this analysis is further discussed under CONSOLIDATED OPERATING RESULTS and BUSINESS SEGMENT RESULTS later in this MDA.

RECENTLY ISSUED ACCOUNTING STANDARDS

Other recently issued accounting standards that may impact our financial statements, as well as those noted below in this MDA, are discussed further in Note 2 of our Unaudited Condensed Consolidated Financial Statements.

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

We elected to early adopt these ASUs prospectively for new or materially modified arrangements entered into on or after the beginning of our first quarter of fiscal 2010. Revenues recognized in the current year periods which would have been recognized in different periods under the prior accounting guidance are reflected in the discussion below under CONSOLIDATED OPERATING RESULTS. Although this adoption is not currently expected to have a significant effect on the timing or amount of future revenues, the impact is dependent upon the prevalence of multi-element arrangements and the evolution of new sales strategies.

Convertible Debt Instruments

At the beginning of fiscal 2010, we adopted an ASU issued in May 2008 requiring the separation of liability (debt) and equity (conversion option) components for convertible debt instruments that may settle in cash upon conversion to reflect an effective nonconvertible borrowing rate when the debt was issued. We estimated the fair value of our Debentures (1.75% and 2.6%) and Notes using similar nonconvertible debt instruments at issuance and allocated an equity component included in paid-in capital that represents the estimated fair value of the conversion feature at issuance.

The adoption of this ASU is expected to increase annual noncash interest expense approximately $30.0 million for fiscal years 2010 and 2009, and Debenture repurchase gains are expected to decrease $5.2 million for fiscal 2009, collectively reducing diluted EPS $0.06 for fiscal 2010 and $0.08 for 2009. Additional noncash interest for the periods covered in this report are reflected in the discussion below under CONSOLIDATED OPERATING RESULTS—Other Income (Expense).

Additionally, the adoption of this ASU decreased long-term debt, deferred tax assets and deferred offering costs and increased stockholders’ equity. See Note 2 and Note 10 of our Unaudited Condensed Consolidated Financial Statements for a comprehensive list of adjustments related to the retrospective application of this ASU and additional information about our Debentures and Notes.

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

Except for the prospective adoption of accounting standards related to revenue recognition for new arrangements that include software-enabled products and multiple deliverables as discussed above, there have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2010	2009	Amount		%	2010	2009	Amount		%
(In millions except units & EPS)
Revenues	$489.7	$517.3	$(27.6)		-5%	$1,492.5	$1,581.2	$(88.7)		-6%
Gaming operations	276.6	286.7	(10.1)		-4%	834.4	886.1	(51.7)		-6%
Product sales	213.1	230.6	(17.5)		-8%	658.1	695.1	(37.0)		-5%
Machines	122.0	149.5	(27.5)		-18%	417.6	446.9	(29.3)		-7%
Non-machine	91.1	81.1	10.0		12%	240.5	248.2	(7.7)		-3%
Gross profit	$275.9	$295.8	$(19.9)		-7%	$844.2	$859.0	$(14.8)		-2%
Gaming operations	161.3	178.3	(17.0)		-10%	507.9	510.2	(2.3)		-
Product sales	114.6	117.5	(2.9)		-2%	336.3	348.8	(12.5)		-4%
Gross margin	56%	57%	(1)	pp	-2%	57%	54%	3	pp	6%
Gaming operations	58%	62%	(4)	pp	-6%	61%	58%	3	pp	5%
Product sales	54%	51%	3	pp	6%	51%	50%	1	pp	2%
Units
Gaming operations installed base	58,900	61,100	(2,200)		-4%	58,900	61,100	(2,200)		-4%
Fixed	9,800	9,300	500		5%	9,800	9,300	500		5%
Variable	49,100	51,800	(2,700)		-5%	49,100	51,800	(2,700)		-5%
Produce sales shipped	9,000	12,600	(3,600)		-29%	29,700	37,600	(7,900)		-21%
Product sales recognized	9,900	12,200	(2,300)		-19%	32,200	38,500	(6,300)		-16%

Operating income	$120.2	$127.0	$(6.8)		-5%	$319.5	$301.1	$18.4		6%
Operating margin	25%	25%	-	pp	-	21%	19%	2	pp	11%
Income from continuing operations	$94.6	$62.2	$32.4		52%	$189.3	$159.6	$29.7		19%
Loss from discontinued operations	(2.5)	(1.6)	(0.9)		*	(23.2)	(4.2)	(19.0)		*
Net income	92.1	60.6	31.5		52%	166.1	155.4	10.7		7%

Diluted EPS
Continuing operations	$0.32	$0.21	$0.11		52%	$0.63	$0.54	$0.09		17%
Discontinued operations	$(0.01)	$(0.01)	$0.00		*	$(0.08)	$(0.01)	$(0.07)		*
Net income	$0.31	$0.20	$0.11		55%	$0.55	$0.53	$0.02		4%

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Operating income decreased with revenue declines in both gaming operations and product sales, primarily attributable to fewer new casino openings, strong competition, and conservative casino capital spending in an uncertain economy. Revenue declines were partially offset by changes in foreign exchange rates, which increased current quarter revenues by approximately $6.6 million. Savings in operating costs and material costs were partially offset by increased jackpot expense resulting from unfavorable interest rate changes during the current quarter.

The current quarter income from continuing operations was significantly impacted by certain favorable discrete tax items of $36.7 million, primarily related to the IRS audit settlement for fiscal years 2002 through 2005, partially offset by changes in uncertain tax liabilities.

With the early adoption of revenue recognition ASUs for certain software-enabled products and multi-element arrangements, we recognized revenues of $7.9 million during the current quarter which would have been recognized in different periods under prior accounting guidance. See additional discussion about these ASUs under RECENTLY ISSUED ACCOUNTING STANDARDS above in this MDA.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

Significant items affecting comparability included:

ª
impairment charges of $59.8 million ($40.1 million after tax) in the current nine months, including $53.1 million related to the Alabama charitable bingo market and $6.7 million for DigiDeal patents, as further discussed below under “Operating Expenses”

ª
restructuring charges of $3.6 million ($2.2 million after tax) in current nine months and $28.7 million ($17.9 million after tax) in the prior year period, as further discussed below under “Operating Expenses”

ª	certain discrete tax benefits of $36.7 million in the current nine months and $17.1 million in the prior year period, as further discussed below under “Income Tax Provision”

Increased operating income was largely the result of cost saving initiatives. Revenue declines in both gaming operations and product sales were primarily attributable to fewer new casino openings, strong competition and conservative casino capital spending in an uncertain economy. Revenue declines were partially offset by changes in foreign exchange rates, which increased revenues by approximately $27.2 million.

Impairment charges in the current year were partially offset by reduced restructuring charges. Restructuring charges included in operating expenses related to the reorganization of certain US facilities in the fiscal 2010 period and to our global workforce reduction in the fiscal 2009 period. Additionally, the prior year period included an extra week due to our 52/53-week accounting year, primarily increasing gaming operations revenues and gross profit, as well as operating expenses.

The early adoption of revenue recognition ASUs for certain software-enable products and multi-element arrangements at the beginning of fiscal 2010 resulted in the recognition of $31.7 million in the first nine months of fiscal 2010 that would have been recognized in later periods under the prior accounting guidance.

Loss from Discontinued Operations

In February 2010, we announced our decision to close international operations in Japan due to ongoing difficult market conditions and changes in our future core business strategy. During the quarter ended June 30, 2010, the closure of Japan’s operations was substantially complete and its results were reclassified to discontinued operations for all periods presented. Restructuring charges included in discontinued operations totaled $2.3 million and $17.8 million for the three months and nine months ended June 30, 2010, respectively, and $1.1 million for both the quarter and nine months ended June 30, 2009. See Note 19 of our Unaudited Condensed Consolidated Financial Statements for additional information about discontinued operations.

Alabama

The legality of electronic charitable bingo in Alabama continues to be challenged by the Governor’s task force on gambling. As of June 30, 2010, two of the three locations where IGT placed electronic bingo machines, Country Crossing and Greenetrack, had ceased operations. The third location, VictoryLand, voluntarily closed operations on August 9, 2010.  Prior to its voluntary closure, VictoryLand was operating under a temporary restraining order entered by the circuit court. The temporary restraining order was subsequently dissolved by an Alabama Supreme Court opinion on July 30, 2010, which will become final on August 17, 2010 unless VictoryLand files an application for reconsideration. On August 5, 2010, the Governor’s task force filed an emergency motion with the Alabama Supreme Court seeking immediate certification of the Court’s judgment dissolving the Circuit Court’s temporary restraining order.

Consolidated Gaming Operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Gaming operations revenues and gross profit declined primarily due to a lower installed base and the continued shift toward lower price-point machines. Installed base decreases in North America, largely related to regulatory challenges in Alabama, were partially offset by increases in international markets.

Gross margin declined primarily due to increased jackpot expense resulting from unfavorable interest rate changes. Interest rate changes include amounts recorded on jackpot liabilities outstanding since the beginning of the third quarter 2010, as well as the variance due to amounts recorded for meter growth from new play during the period. Jackpot expense increased $10.3 million due to unfavorable interest rate movement and $2.7 million due to variations in slot play, partially offset by a decrease of $4.0 million due to fewer WAP units, for an overall net increase of $9.0 million.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

Gaming operations revenues and gross profit decreased primarily due to a lower installed base, largely from the removal or shut-down of electronic charitable bingo terminals in Alabama, as well as the continued shift toward lower price-point machines. Additionally, the extra week in the prior year period contributed approximately $22.4 million in consolidated gaming operations revenues and approximately $11.5 million in gross profit. Growth in our International installed base partially offset declines in North America. Decreased average revenues per unit reflect our continued shift toward lower price-point non-WAP machines.

Gross margins improved from reduced costs, primarily depreciation, royalties, and jackpot expense. Jackpot expense decreased $17.3 million overall, $14.3 million due to fewer WAP units and $4.9 million due to favorable interest rate effect, partially offset by variations in slot play.

Deferred revenue decreased $10.2 million during the third quarter of fiscal 2010 to $91.8 million at June 30, 2010, primarily related to the completion of obligations under multi-element contracts. During the third quarter of fiscal 2010, we shipped 200 units for which revenues were deferred and recognized revenues for 1,100 units previously shipped, for a net decrease of 900 units in deferred revenue. “Units shipped” represent all units shipped to customers during the period and includes units shipped for which revenues were deferred to future periods. Product sales units recognized (as presented in the table above) include units previously shipped for which revenues were recognized during the period and exclude units shipped during the period for which revenues were deferred. Certain units associated with a systems lease are prorated based on revenues recognized.

Consolidated Product Sales

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Product sales revenues and gross profit decreased with lower unit volume in North America with fewer new openings, partially offset by favorable changes in foreign exchange rates. Gross margin improved primarily due to reduced material costs and an increased mix of higher-margin non-machine revenues.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

Product sales revenues and gross profit decreased primarily on decreased units in North America, partially offset by increased International units and favorable changes in foreign exchange rates. Gross margin improvement was attributable to reduced material costs.

Deferred revenue decreased $30.2 million during the first nine months of fiscal 2010, primarily related to the completion of obligations under multi-element contracts. During the nine months ended June 30, 2010, we shipped 2,400 units for which revenues were deferred and recognized revenues for 4,900 units previously shipped, for a net decrease of 2,500 units in deferred revenue.

Operating Expenses

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2010	2009	Amount	%	2010	2009	Amount	%
(In millions)
Selling, general and administrative	$82.3	$94.8	$12.5	13%	$254.4	$315.2	$60.8	19%
Research and development	51.6	51.3	(0.3)	-1%	149.4	155.2	5.8	4%
Depreciation and amortization	19.1	19.7	0.6	3%	57.5	58.8	1.3	2%
Impairment and restructuring	2.7	3.0	0.3	*	63.4	28.7	(34.7)	*

Total operating expenses	$155.7	$168.8	$13.1	8%	$524.7	$557.9	$33.2	6%
Percent of revenues	32%	33%			35%	35%

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The 8% decrease in third quarter operating expenses was primarily due to our cost saving efforts initiated at the beginning of fiscal 2009. Professional fees in the prior year also included debt refinancing costs of $1.8 million.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

The decrease in operating expenses for the nine months was primarily attributable to cost savings initiatives. Bad debt provisions decreased $19.2 million, excluding the Alabama impairment discussed below, as the prior year included higher customer reserves resulting from the economic downturn. Additionally, the prior year period included an extra week, which added approximately $12.6 million to operating expenses.

With the Alabama regulatory challenges as previously discussed, we recognized $53.1 million of impairment charges in the second quarter of fiscal 2010, including allowances for notes and accounts receivable of $50.4 million and gaming operations equipment impairment of $2.7 million. The remaining net carrying amount of our related assets at June 30, 2010 totaled $42.4 million.

During the second quarter of fiscal 2010, we recognized $6.7 million of intellectual property impairment primarily related to uncertainties surrounding the usage of DigiDeal patents. In July 2010, we executed a definitive agreement with DigiDeal, under which we will divest our equity interest in DigiDeal and cease to manufacture and distribute DigiDeal products. The transaction is anticipated to close by September 30, 2010 and we expect to recognize between $6.0 million and $8.0 million of additional charges related to Digideal’s deconsolidation in the fourth quarter of fiscal 2010. Excluding impairment, Digideal contributed net losses of $3.3 million for the nine months of fiscal 2010 and $3.6 million for the nine months of fiscal 2009 to our consolidated income from continuing operations.

Impairment charges in the current year were partially offset by reduced restructuring charges. Restructuring charges included in operating expenses for the nine months of fiscal 2010 totaled $3.6 million and related primarily to the reorganization of certain US facilities. Restructuring charges of $28.7 million included in the prior year period related primarily to global workforce reduction.  See Note 18 of our Unaudited Condensed Consolidated Financial Statements for additional information about our impairment and restructuring charges.

Other Income (Expense)

	Quarters Ended June 30,		Favorable (Unfavorable)		Nine Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Amount	%	2010	2009	Amount	%
(In millions)
Interest Income	$15.2	$15.1	$0.1	1%	$46.6	$46.4	$0.2	-
WAP	6.2	6.8	(0.6)	-9%	19.0	21.4	(2.4)	-11%
Receivables and investments	9.0	8.3	0.7	8%	27.6	25.0	2.6	10%
Interest Expense	(42.7)	(43.2)	0.5	1%	(124.9)	(110.8)	(14.1)	-13%
WAP	(6.1)	(6.7)	0.6	9%	(18.7)	(20.9)	2.2	11%
Borrowings	(36.6)	(36.5)	(0.1)	-	(106.2)	(89.9)	(16.3)	-18%
Other	3.3	2.1	1.2	57%	3.2	(7.7)	10.9	142%
Total other income (expense)	$(24.2)	$(26.0)	$1.8	7%	$(75.1)	$(72.1)	$(3.0)	-4%

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The favorable variance in total other income (expense) was primarily due to foreign currency gain. Third quarter interest expense included debt refinancing charges of $4.0 million in 2010 related to a $300.0 million reduction in the total size of our domestic credit facility and $4.4 million in 2009 related to early breakage fees.

Nine months ended June 30, 2010 compared with Nine months ended June 30, 2009

The unfavorable variance in total other income (expense) was primarily due to increased interest expense resulting from higher borrowing costs, partially offset by foreign currency exchange gains and reduced investment losses. WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winners.

All prior year periods presented included the retrospective application of an ASU adopted at the beginning of fiscal 2010 requiring the separation of liability and equity components of our convertible debt to reflect an effective nonconvertible borrowing rate at issuance. Additional convertible debt amortization required under this ASU increased interest expense for the quarter and nine month periods of fiscal 2010 by $6.8 million and $22.8 million, respectively, and for the quarter and nine month periods of fiscal 2009 by $9.0 million and $18.3 million, respectively. See Note 2 and Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional information about the impact of this ASU.

Income Tax Provision

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2010	2009	Amount		2010	2009	Amount
(In millions)
Income tax provision	$1.4	$38.8	$37.4		$55.1	$69.4	$14.3
Effective tax rate	1.5%	38.4%	36.9	pp	22.5%	30.3%	7.8	pp

Our effective tax rate on income from continuing operations for the third quarter and nine months of fiscal 2010 and the nine months of fiscal 2009 benefited significantly from certain favorable discrete tax items. The quarter and nine months of fiscal 2010 included certain favorable tax items of $36.7 million, related to the settlement of our IRS audit for fiscal years 2002 through 2005, partially offset by other changes in our uncertain tax liabilities. The nine months of fiscal 2009 included certain favorable tax items of $17.1 million, including the IRS audit settlement for fiscal years 2000 and 2001. These tax items are also described in Note 12 of our Unaudited Condensed Consolidated Financial Statements. Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions. We expect our fourth quarter tax rate, excluding discrete tax items, will be in the approximate range of 37% to 39%

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2010	2009	Amount		%	2010	2009	Amount		%
(In millions except units)
Revenues	$355.3	$397.8	$(42.5)		-11%	$1,089.7	$1,264.3	$(174.6)		-14%
Gaming operations	230.9	249.7	(18.8)		-8%	706.2	774.2	(68.0)		-9%
Product sales	124.4	148.1	(23.7)		-16%	383.5	490.1	(106.6)		-22%
Machines	63.4	96.6	(33.2)		-34%	221.3	309.0	(87.7)		-28%
Non-machine	61.0	51.5	9.5		18%	162.2	181.1	(18.9)		-10%
Gross profit	$196.4	$232.4	$(36.0)		-15%	$615.5	$691.1	$(75.6)		-11%
Gaming operations	127.3	152.9	(25.6)		-17%	412.8	441.1	(28.3)		-6%
Product sales	69.1	79.5	(10.4)		-13%	202.7	250.0	(47.3)		-19%
Gross margin	55%	58%	(3)	pp	-5%	56%	55%	1	pp	2%
Gaming operations	55%	61%	(6)	pp	-10%	58%	57%	1	pp	2%
Product sales	56%	54%	2	pp	4%	53%	51%	2	pp	4%
Units
Gaming operations installed base	42,800	46,000	(3,200)		-7%	42,800	46,000	(3,200)		-7%
Fixed	6,900	6,600	300		5%	6,900	6,600	300		5%
Variable	35,900	39,400	(3,500)		-9%	35,900	39,400	(3,500)		-9%
Product sales shipped	4,100	6,900	(2,800)		-41%	14,300	20,300	(6,000)		-30%
Product sales recognized	4,500	6,700	(2,200)		-33%	15,200	21,700	(6,500)		-30%
Operating income	$95.2	$121.9	$(26.7)		-22%	$255.8	$312.4	$(56.6)		-18%
Operating margin	27%	31%	(4)	pp	-13%	23%	25%	(2)	pp	-8%

Three months ended June 30, 2010 compared with three months ended June 30, 2009

North America operating income decreased due to declines in both gaming operations and product sales primarily from fewer new casino openings, the prolonged weakness in the economy, and increased competition.  Additionally, increased jackpot expense related to unfavorable interest rate change on jackpot liabilities also contributed to quarterly declines.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

North America operating income decreased primarily due to revenue declines coupled with impairment charges related to regulatory issues in Alabama’s charitable bingo markets and DigiDeal patents, partially offset by decreased jackpot expense, cost reduction efforts, and lower bad debt provisions.

North America Gaming Operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Gaming operations revenues and gross profit declines were primarily due to decreases in our installed base, largely due to regulatory uncertainties in Alabama, and the continued shift toward lower price-point units.  Approximately $5.7 million of the decrease in revenues was attributable to removals and shut-downs in Alabama’s charitable bingo market. Current quarter revenues included $3.1 million from Alabama.  Gross margin decline was primarily due to increased jackpot expense related to unfavorable interest rate changes in jackpot liabilities.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

Gaming operations revenues and gross profit decreased primarily due to our lower installed base, largely related to regulatory uncertainties in Alabama. Additionally, decreases of $19.1 million in revenues and $9.8 million in gross profit were attributable to the extra week in the prior year period. Approximately $12.8 million of the decrease in revenues was attributable to removals and shut-downs in Alabama’s charitable bingo market. Current period revenues included $12.7 million from charitable bingo units Alabama. Slight improvement in gaming operations margin was attributable to lower costs, most significantly depreciation, royalties, and jackpot expense due to interest rate changes and fewer WAP units.

North America Product Sales

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Product sales revenues and gross profit decreases were attributable to fewer new/expansion units, partially offset by increased non-machine sales. Gross margin improvement was primarily due to reduced material costs and increased contributions from higher-margin non-machine products. Lower new/expansion units were partially offset by higher replacement units shipped, which comprised 78% of shipments in the current quarter compared to 33% in the prior year quarter.

Nine months ended June 30, 2010 compared with nine months ended June 30, 2009

Product sales revenues and gross profit decreases were attributable to fewer new/expansion units and lower systems sales. Gross margin improvement was primarily due to reduced material costs and obsolescence. Lower new/expansion units were partially offset by higher replacement units shipped, which comprised 72% of shipments in the current period compared to 34% in the prior year period

International

	Quarters Ended June 30,		Favorable (Unfavorable)			Nine Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Amount		%	2010	2009	Amount		%
(In millions except units)
Revenues	$134.4	$119.5	$14.9		12%	$402.8	$316.9	$85.9		27%
Gaming operations	45.7	37.0	8.7		24%	128.2	111.9	16.3		15%
Product sales	88.7	82.5	6.2		8%	274.6	205.0	69.6		34%
Machines	58.6	52.9	5.7		11%	196.3	137.9	58.4		42%
Non-machine	30.1	29.6	0.5		2%	78.3	67.1	11.2		17%
Gross profit	$79.5	$63.4	$16.1		25%	$228.7	$167.9	$60.8		36%
Gaming operations	34.0	25.4	8.6		34%	95.1	69.1	26.0		38%
Product sales	45.5	38.0	7.5		20%	133.6	98.8	34.8		35%
Gross margin	59%	53%	6	pp	11%	57%	53%	4	pp	8%
Gaming operations	74%	69%	5	pp	7%	74%	62%	12	pp	19%
Product sales	51%	46%	5	pp	11%	49%	48%	1	pp	2%
Units
Gaming operations installed base	16,100	15,100	1,000		7%	16,100	15,100	1,000		7%
Fixed	2,900	2,700	200		7%	2,900	2,700	200		7%
Variable	13,200	12,400	800		6%	13,200	12,400	800		6%
Product sales shipped	4,900	5,700	(800)		-14%	15,400	17,300	(1,900)		-11%
Product sales recognized	5,400	5,500	(100)		-2%	17,000	16,800	200		1%
Operating income	$47.4	$29.6	$17.8		60%	$129.3	$64.7	$64.6		100%
Operating margin	35%	25%	10	pp	40%	32%	20%	12	pp	60%

Three and nine months ended June 30, 2010 compared with three and nine months ended June 30, 2009

International operating income growth was the result of higher revenues in both gaming operations and product sales, along with cost savings. Favorable foreign exchange rates increased international revenues by approximately $5.3 million for the third quarter and $23.9 million for the nine months. Operating results for Japan have been reclassified to discontinued operations for all periods presented, as discussed above under CONSOLIDATED OPERATING RESULTS.

International gaming operations revenues and gross profit increased with improved play levels and installed base growth, most significant in the UK.  Gross profit and margin improved primarily due to lower depreciation. The extra week in the prior year nine months contributed approximately $3.3 million in revenues.

International product sales revenues and gross profit improved primarily due to a lower contribution from low-payout markets and favorable foreign exchange rates. Volume increases also contributed to improvement for the nine months. Gross margin also improved with lower material costs.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Selected financial information and statistics	June 30,	September 30,
	2010	2009	Change
(In millions)
Cash and cash equivalents	$164.9	$146.7	$18.2
Accounts receivable, net	275.4	334.3	(58.9)
Inventories	114.6	157.8	(43.2)
Working Capital	609.1	609.2	(0.1)

Trailing-twelve month statistics, excluding discontinued operations:
Average days sale outstanding (excluding notes and contracts)	50	58	(8)
Inventory turns	3.8	2.9	0.9

At June 30, 2010, our principal sources of liquidity were cash and equivalents and $1.2 billion available on our credit facilities worldwide.  Other potential sources of capital include, but are not limited to, the issuance of public or private placement debt, bank credit facilities and the issuance of equity or convertible debt securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future. Restricted cash and investments, as well as jackpot annuity investments, are available only for funding jackpot winner payments.

Cash and equivalents increased $18.2 million during the nine months ended June 30, 2010, primarily due to cash generated from operations of $423.8 million, partially offset by capital expenditures of $178.2 million and net debt payments of $243.2 million. Net cash inflows from other investing activities of $52.2 million and net proceeds from employee stock plans of $23.5 million, partially offset by dividends paid of $53.5 million and unfavorable foreign currency exchange, also contributed to the increase.

Cost Savings Initiatives

In light of the economic downturn and reduced demand, we have been conducting a comprehensive strategic review of our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook. Beginning in early fiscal 2009, our cost savings initiatives included organizational restructurings at our corporate and subsidiary operations, reduction of employee headcount, reduction in third-party professional fees, reduction in employee incentives and benefits, reduction in capital spending, and rationalization of all other expenses. To-date, we have identified $200.0 million in estimated annual cost savings, as compared to the fourth quarter of fiscal 2008, from these initiatives that we expect to achieve in fiscal 2010.

Cash Flows Summary - A Year Over Year Comparative

			Favorable
Nine Months Ended June 30,	2010	2009	(Unfavorable)
(In millions)
Operations	$423.8	$354.4	$69.4
Investing	(126.0)	(205.7)	79.7
Financing	(273.2)	(232.4)	(40.8)
Effects of exchange rates	(6.4)	1.3	(7.7)
Net Change	$18.2	$(82.4)	$100.6

Operating Cash Flows

The nine months of fiscal 2010 provided higher operating cash flows than the same prior year period, primarily due to net changes in operating assets and liabilities.  Less cash used for other assets, jackpot liabilities and inventories, collectively, were partially offset by less cash provided from receivables and more cash used for income taxes. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Investing Cash Flows

We used less cash for investing during the nine months of fiscal 2010 compared to the prior year period, primarily due to decreased net development financing, proceeds from ARS investments sold, decreased acquisitions and affiliate investments, partially offset by increased cash used for jackpot funding. Increased capital spending to refresh our gaming operations installed base was partially offset by lower property, plant, and equipment spending.

			Increase
Nine Months Ended June 30,	2010	2009	(Decrease)
(In millions)
Property, plant and equipment	$15.9	$33.2	$(17.3)
Gaming operations equipment	159.9	136.7	23.2
Intellectual property	2.4	5.9	(3.5)
Total capital expenditures	$178.2	$175.8	$2.4

Financing Cash Flows

The increase in cash used for financing in the nine months of fiscal 2010 compared to the prior year period was primarily due to increased net debt repayment, partially offset by decreased dividends paid and cash provided by employee stock plans.

Credit Facilities and Indebtedness
(See Note 10 of our Unaudited Condensed Consolidated Financial Statements)

In conjunction with new bonds issued in June 2010 discussed below, we reduced the total amount of our domestic credit facility from $1.8 billion to $1.5 billion, leaving the non-extended portion due December 2010 at $0.2 billion and the extended portion due June 2012 at $1.3 billion. At June 30, 2010, $0.3 billion was drawn ($0.1 billion non-extended and $0.2 billion extended), $1.2 billion was available, and $3.6 million was reserved for letters of credit. Also at June 30, 2010, $8.4 million was available with nothing drawn under our Australia revolving credit facility, which generally renews annually with maturity in March.

We were in compliance with all debt covenants at June 30, 2010. The domestic credit facility subjects us to a number of financial covenants and our ability to comply with these covenants may be adversely impacted by an extended economic downturn. At June 30, 2010, our financial covenants were ICR at 8.5 (minimum allowed 3.0) and TLR at 2.5 (maximum allowed 3.5, reducing to 3.25 on April 1, 2011). The covenants also include certain restrictions on our ability to:

ª	incur or guaranty additional debt, or enter into swap agreements

ª	incur liens

ª	merge with or acquire other companies, liquidate or dissolve

ª	sell, transfer, lease or dispose of substantially all assets

ª	change the nature of our business

ª
declare or make cash dividends or distributions or pay cash for the purchase, redemption, retirement, defeasance, acquisition, cancellation or termination of our capital stock or equity interests or any return of capital to shareholders, provided that we may, as long as no continuing default has occurred, pay dividends of up to the lesser of $0.06 per common share per fiscal quarter or $25.0 million in any fiscal quarter

Debentures of $701.2 million aggregate principal were tendered under the holders’ put option and accepted by IGT for payment on December 15, 2009. The tender was funded with borrowings under our domestic credit facility. As a result of our call notice on December 21, 2009, we completed final redemption of the remaining $5.8 million aggregate outstanding principal on February 4, 2010 using cash on hand.

5.5% bonds issued

On June 8, 2010, we issued $300.0 million aggregate principal amount of 5.5% Bonds due 2020 under our March 2009 shelf registration statement and June 3, 2010 prospectus supplement pursuant to an underwriting agreement dated June 3, 2010. We received net proceeds of $295.7 million after a discount of $1.3 million and deferred offering costs of approximately $3.0 million, both of which will be amortized to interest expense over the bond term. Interest is payable semiannually on June 15 and December 15, beginning December 15, 2010. Net proceeds from the 5.5% Bonds were used to reduce outstanding amounts under our domestic credit facility.

The 5.5% Bonds are general unsecured obligations of IGT, ranking equal with all existing and future unsecured and unsubordinated obligations. The 5.5% Bonds rank junior to all existing and future liabilities, including trade payables, of our subsidiaries. The 5.5% Bonds mature on June 15, 2020, unless IGT redeems them earlier by paying the holders 100% of the principal amount plus a make-whole redemption premium as described further in the indenture.

The 5.5% Bonds contain restrictive covenants similar to those described above with our domestic credit facility. The 5.5% Bonds also specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 5.5% Bonds, the outstanding amounts may become immediately due and payable.

In conjunction with the 5.5% Bonds issued in June 2010, we extecuted $300.0 million notional value of interest rate swaps that terminate on June 15, 2020, which effectively exchange 5.5% fixed interest payments for variable rate interest payments based on the six-month LIBOR plus 186 bps set in arrears on June 13 and December 13 of each year. Net amounts receivable or payable under the swaps will be settled semiannually on June 15 and December 15. See Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information related to derivative values.

Financial Condition

	June 30,	September 30,	Increase
	2010	2009	(Decrease)
(In millions)
Assets	$4,085.6	$4,328.1	$(242.5)
Liabilities	2,876.2	3,264.5	(388.3)
Total equity	1,209.4	1,063.6	145.8

Changes for the nine months ended June 30, 2010

Total assets decreased largely related to impairment and restructuring discussed above, as well as lower sales volume and prudent management of our working capital. Receivables decreased $86.7 million, inventory decreased $43.2 million, jackpot investments decreased $26.0 million, and the remaining decrease is primarily due to the reduction of other assets and deferred costs and intangibles.

Liabilities decreased primarily due to debt reductions of $206.8 million, a reduction in deferred revenues of $30.2 million and generally lower accrued liabilities. Stockholders’ equity increased primarily due to current period earnings.

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

Except for changes described below, the Company’s market risk profile has not changed materially during the first nine months of fiscal 2010 since those presented in Item 7A of our Annual Report on Form 10-K, as recast in our Current Report on Form 8-K filed June 3, 2010.

Debentures

We no longer have market risk associated with our 2.6% Debentures subsequent to the final redemption in February 2010, as further described in Note 10 of our Unaudited Condensed Consolidated Financial Statements.

5.5% Bonds issued June 2010

At June 30, 2010, the carrying value of our 5.5% Bonds including the interest rate swap bond adjustment totaled $303.4 million. The fair value of the 5.5% Bonds was $310.2 million, and the fair value of related interest rate swap assets totaled $5.5 million. The swaps effectively converted the 5.5% fixed rate interest to variable rate based on the six-month LIBOR, reducing the effective rate on the 5.5% Bonds hedged for the quarter ended June 30, 2010. Because we simultaneously reduced our outstanding borrowings and total commitment on our domestic credit facility, which also carried LIBOR rate risk, our overall interest rate risk is substantially unchanged. See Note 10 and Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional information about the 5.5% Bonds and related swaps.

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

Item 1A.       Risk Factors

Except for the updates to the first two risk factors below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2009. For convenience, our updated risk factors are included below.

Our outstanding domestic credit facility subjects us to financial covenants which may limit our flexibility.

Our domestic credit facility subjects us to a number of financial covenants, including a minimum ratio of Adjusted EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of debt to Adjusted EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under our domestic credit facility, 5.5% Bonds, 7.5% Bonds and Notes to become immediately due and payable. In addition, our interest rate under the domestic credit facility can vary based on our public credit rating or our debt to capitalization ratio. Each of these measures may be adversely impacted by unfavorable economic conditions.  The domestic credit facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

Our obligations under our domestic credit facility are generally unsecured, except that we have agreed that, in the event of certain declines in our debt ratings as described in the domestic credit facility, as soon as reasonably practicable thereafter, we will grant a lien on 100% of the equity interests of IGT's  direct and wholly-owned domestic subsidiaries and 66% of the equity interests of IGT's direct and wholly-owned foreign subsidiaries pursuant to the terms of a form of pledge and security agreement that was previously negotiated in connection with the execution our domestic credit facility. Additionally, the Notes issued and sold by us in May 2009, the 7.5% Bonds, 5.5% Bonds or similar securities issued by us and certain interest rate hedges provided by lenders under the our domestic credit facility or their affiliates are permitted to share in any collateral that may be granted pursuant to the form of pledge and security agreement in the event our debt rating declines. To the extent a lien is granted under the form of pledge and security such lien will be subsequently released if we thereafter satisfy the minimum debt rating requirements set forth in our domestic credit facility for at least three consecutive calendar months.

Initially, and in the future our 7.5% Bonds and 5.5% Bonds are not expected to, be secured by any of our assets. We may be required in connection with any future indebtedness, or the terms with respect to existing indebtedness including under our domestic credit facility, to provide a lien against some or all of our assets. To the extent that a lien on our assets is not also granted on an equal and ratable basis with our domestic credit facility in favor of the 7.5% Bonds and 5.5% Bonds, then if we become insolvent or are liquidated, or in the event that our existing indebtedness becomes secured, as described above, and payment of such secured indebtedness is accelerated, the holders of the secured indebtedness will be entitled to exercise the remedies available to them under applicable law, including the ability to foreclose on and sell the assets securing such indebtedness in order to satisfy such indebtedness. In any such case, any remaining assets may be insufficient to repay the notes and our other unsecured indebtedness.

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

Two of the three locations where IGT previously placed electronic bingo machines, Country Crossing and Greenetrack, have ceased operations.  The third location, VictoryLand, voluntarily closed operations on August 9, 2010.  Prior to its voluntary closure, VictoryLand was operating pursuant to a temporary restraining order entered by the circuit court.  On July 30, 2010, the Alabama Supreme Court issued an opinion dissolving VictoryLand’s restraining order, which becomes final on August 17, 2010, unless an application for reconsideration is filed by VictoryLand. On August 5, 2010, the Governor’s task force filed an emergency motion with the Alabama Supreme Court seeking immediate certification of the Court’s judgment dissolving the Circuit Court’s temporary restraining order. IGT has supplied product and/or development financing to these properties.

As the legal and political climate continues to deteriorate, we have determined that the recoverability of our assets in the Alabama charitable bingo market has been impaired. As a result, in the second quarter ended March 31, 2010, we recognized $53.1 million of impairment charges related to our charitable bingo machines and investments in Alabama. As of and for the nine months ended June 30, 2010, our charitable bingo operations in Alabama represented approximately 1% of consolidated revenues and $42.4 million remains of associated assets. We can give no assurance that our machine modifications will be determined to comply with the new standards or that we will not encounter further legal, regulatory, financial, or competitive issues, which could have further adverse impact on our Alabama operations.

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

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations (such as climate change legislation). Compliance with these laws could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

4.1
Second Supplemental Indenture, dated June 8, 2010, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 5.500% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Registrants’ Report on Form 8-K filed June 8, 2010)

4.2	Form of 5.500% Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed June 8, 2020)

10.1*	Executive Transition Agreement dated as of June 9, 2910, between IGT-Europe, B.V. and Paulus Karskens (incorporated by reference to Exhibit 10.1 to Registrants’ Report on Form 8-K filed June 11, 2010)

10.2*
First Amendment to Executive Transition Agreement, dated to be effective as of October 1, 2010, between International Game Technology and Anthony Ciorciari (incorporated by reference to Exhibit 10.2 to Registrants’ Report on Form 8-K filed on June 11, 2010)

10.3*
Executive Transition Agreement, dated as of October 23, 2009, between International Game Technology and Anthony Ciorciari (incorporated by reference to Exhibit 10.3 to Registrants’ Report on Form 8-K filed June 11. 2010)

10.4*	International Game Technology 2002 Stock Incentive Plan, as amended June 7, 2010

10.5*	International Game Technology Employee Stock Purchase Plan, amended and restated effective as of June 7, 2010

10.6*	Summary of Named Executive Officer and Director Compensation Arrangements at July 3, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
 information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 2010

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)