Form 10-K/A
period 2010-10-02
INTERNATIONAL GAME TECHNOLOGY
filed 2010-12-29
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 2, 2010 filed with the Securities and Exchange Commission on December 1, 2010 (Original Filing) is filed solely to furnish our XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T.  No other part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 2010

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer