Form 10-Q
period 2011-01-01
INTERNATIONAL GAME TECHNOLOGY
filed 2011-02-09
CIK 353944

United States
 Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2011
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

Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 4, 2011:
298.8 million shares of common stock at $.00015625 par value.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Unaudited Condensed Consolidated Financial Statements	4
CONSOLIDATED INCOME STATEMENTS		4
CONSOLIDATED BALANCE SHEETS		5
CONSOLIDATED STATEMENTS OF CASH FLOWS		6
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
FORWARD LOOKING STATEMENTS		27
OVERVIEW		28
RECENTLY ISSUED ACCOUNTING STANDARDS		29
CRITICAL ACCOUNTING ESTIMATES		29
CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis		30
BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis		33
LIQUIDITY AND CAPITAL RESOURCES		35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION		38

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	(Removed and Reserved)	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates as presented:	Fiscal dates -- actual:
December 31, 2010	January 1, 2011
December 31, 2009	January 2, 2010
September 30, 2010	October 2, 2010

Abbreviation/term	Definition
Anchor	Anchor Gaming
ARS	auction rate securities
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DigiDeal	DigiDeal Corporation
EBIT	earnings before interest and taxes
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London inter-bank offering rate
JV	joint venture
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
sbX™	IGT’s complete server-based player experience management solution
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended
	December 31,
	2010	2009
(In millions, except per share amounts)
Revenues
Gaming operations	$260.6	$276.7
Product sales	204.2	238.4
Total revenues	464.8	515.1
Costs and operating expenses
Cost of gaming operations	95.9	104.0
Cost of product sales	92.7	115.3
Selling, general and administrative	84.9	87.3
Research and development	51.7	45.4
Depreciation and amortization	18.2	19.4
Total costs and operating expenses	343.4	371.4
Operating income	121.4	143.7
Other income (expense)
Interest income	13.4	16.0
Interest expense	(35.4)	(43.2)
Other	4.0	(1.3)
Total other income (expense)	(18.0)	(28.5)
Income from continuing operations before tax	103.4	115.2
Income tax provision	30.0	39.8
Income from continuing operations	73.4	75.4
Income (loss) from discontinued operations, net of tax	0.3	(2.1)
Net income	$73.7	$73.3

Basic earnings (loss) per share
Continuing operations	$0.25	$0.26
Discontinued operations	-	(0.01)
Net income	$0.25	$0.25

Diluted earnings (loss) per share
Continuing operations	$0.25	$0.26
Discontinued operations	-	(0.01)
Net income	$0.25	$0.25

Cash dividends declared per share	$0.06	$0.06

Weighted average shares outstanding
Basic	297.6	295.1
Diluted	298.8	297.4

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$168.7	$158.4
Restricted cash and investment securities	83.6	88.1
Restricted cash and investment securities of VIEs	1.3	2.4
Jackpot annuity investments	49.4	49.5
Jackpot annuity investments of VIEs	15.5	15.6
Accounts receivable, net	297.0	290.3
Current maturities of contracts and notes receivable, net	175.5	184.1
Inventories	113.0	97.6
Deferred income taxes	93.2	84.3
Other assets and deferred costs	177.9	232.1
Total current assets	1,175.1	1,202.4
Property, plant and equipment, net	584.3	586.7
Jackpot annuity investments	295.2	299.1
Jackpot annuity investments of VIEs	61.3	61.7
Contracts and notes receivable, net	147.5	171.9
Goodwill	1,150.5	1,151.6
Other intangible assets, net	190.0	202.1
Deferred income taxes	129.6	136.8
Other assets and deferred costs	179.1	194.7
Total Assets	$3,912.6	$4,007.0
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$84.8	$84.6
Jackpot liabilities, current portion	170.0	179.1
Accrued employee benefits	11.0	23.9
Accrued income taxes	1.9	1.8
Dividends payable	17.9	17.9
Other accrued liabilities	235.7	275.0
Total current liabilities	521.3	582.3
Long-term debt	1,568.1	1,674.3
Jackpot liabilities	383.7	391.8
Other liabilities	137.9	124.3
Total Liabilities	2,611.0	2,772.7
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 339.8 and 339.1 issued; 298.7 and 298.1 outstanding	0.1	0.1
Additional paid-in capital	1,487.7	1,473.7
Treasury stock at cost: 41.1 and 41.0 shares	(804.2)	(802.0)
Retained earnings	607.6	551.8
Accumulated other comprehensive income	10.4	10.7
Total Equity	1,301.6	1,234.3
Total Liabilities and Shareholders' Equity	$3,912.6	$4,007.0

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,	2010	2009
(In millions)
Operating
Net income	$73.7	$73.3
Adjustments:
Depreciation and amortization	55.1	62.7
Discounts and deferred issuance costs	11.0	13.8
Share-based compensation	11.7	9.0
Excess tax benefits from employee stock plans	(1.7)	(2.7)
(Gain) loss on assets sold	(6.2)	(0.6)
Other, net	0.7	5.1
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	18.6	23.3
Inventories	(13.9)	8.8
Other assets and deferred costs	7.4	15.7
Income taxes, net of employee stock plans	23.7	27.4
Accounts payable and accrued liabilities	(54.8)	(58.3)
Jackpot liabilities	(22.9)	(8.8)
Net operating cash flows	102.4	168.7
Investing
Capital expenditures	(42.3)	(53.3)
Proceeds from assets sold	2.2	0.8
Investment securities, net	-	1.9
Jackpot annuity investments, net	10.3	10.8
Changes in restricted cash	5.5	(5.0)
Loans receivable cash advanced	(0.5)	(17.7)
Loans receivable payments received	7.4	2.1
Unconsolidated affiliates, net	16.5	(4.9)
Business/VIE acquisition/deconsolidation	-	(1.4)
Net investing cash flows	(0.9)	(66.7)
Financing
Debt proceeds	50.0	946.6
Debt repayments	(130.0)	(1,009.2)
Employee stock plan proceeds	3.8	2.4
Excess tax benefits from employee stock plans	1.7	2.7
Dividends paid	(17.9)	(17.8)
Net financing cash flows	(92.4)	(75.3)
Foreign exchange rates effect on cash and equivalents	1.2	(0.4)
Net change in cash and equivalents	10.3	26.3
Beginning cash and equivalents	158.4	146.7
Ending cash and equivalents	$168.7	$173.0

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Three Months Ended December 31,	2010	2009
(In millions)
Unconsolidated affiliates
Investment in	$-	$(4.9)
Sales proceeds	16.5	-
Net	$16.5	$(4.9)
Jackpot funding
Change in jackpot liabilities	$(22.9)	$(8.8)

Jackpot annuity purchases	(2.4)	(2.4)
Jackpot annuity proceeds	12.7	13.2
Net change in jackpot annuity investments	10.3	10.8
Net jackpot funding	$(12.6)	$2.0
Capital expenditures
Property, plant and equipment	$(1.4)	$(5.5)
Gaming operations equipment	(40.6)	(46.3)
Intellectual property	(0.3)	(1.5)
Total	$(42.3)	$(53.3)
Payments
Interest	$35.1	$41.1
Income taxes	4.3	11.7
Non-cash investing and financing items:
Accrued capital asset additions	$2.3	$2.7
Interest accretion for jackpot annuity investments	5.7	6.3

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$-	$(0.8)
Fair value of liabilities	-	(2.2)

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

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly state our consolidated results of operations, financial position, and cash flows for all periods presented.  Interim period results are not necessarily indicative of full year results.  This quarterly report should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2010.

Our fiscal year is reported on a 52/53-week period ending on the Saturday nearest to September 30 each year.  Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, this report presents all fiscal periods using the calendar month end as outlined in the table below.

Period End
	Actual	Presented as
Current quarter	January 1, 2011	December 31, 2010
Prior year quarter	January 2, 2010	December 31, 2009
Prior fiscal year end	October 2, 2010	September 30, 2010

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Receivables

Allowances for Credit Losses

We maintain allowances for credit losses related to accounts receivable and customer financing where collectability is uncertain. We evaluate the adequacy of our allowances for credit losses on a quarterly basis and consider a number of factors applicable to all of our customer receivables and financing, including customers’ financial condition, historical customer collection experience, receivable aging, economic conditions, legal environment, and regulatory landscape.

Customer Financing

Our customer financing portfolio is comprised of two classes, contracts and notes. Our contracts include extended payment terms granted to qualifying customers for periods from one to five years and are secured by the related products sold. Our notes consist of development financing loans granted to select customers to assist in the funding of new or expanding gaming facilities, generally under terms of one to seven years and are secured by the developed property and/or other assets. Interest income on contracts and notes is recognized at prevailing market rates.

We place an internally assigned risk grade on each contract and note in our customer financing portfolio.  Internally assigned risk grades fall into three categories (low, medium, high), based on a number of factors, including customer size, type, financial condition, historical collection experience, account aging, and credit ratings derived from credit reporting agencies and other industry trade reports. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as South/Central America. Many of our high risk loans are performing according to contract and do not warrant an allowance. Internally assigned risk grades on each contract and note are evaluated on a quarterly basis.

Customer financing is classified as past due when a scheduled payment is not received within 30 days of a payment notice. Initially customer financing with past due payments are collectively evaluated for impairment. Contracts and notes are evaluated individually for impairment (specific reserves) when collectability becomes uncertain due to events and circumstances, such as bankruptcy and tax or legal issues, that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on specific reserve are simultaneously evaluated for probability of collection, which is used to determine the amount of the specific reserve. All changes in the net carrying amount of our contracts and notes are recorded as adjustments to bad debt expense or impairment.

When collection is deemed unlikely (typically reserved at 50% or greater) during our quarterly review as discussed above, the contract or note is placed on nonaccrual status and interest income is recognized on a cash basis. Uncollectible contracts or notes are written off when it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impact a customer’s ability to repay amounts owed.

Recently Adopted Accounting Standards or Updates

Credit Quality of Financing Receivables and Allowances for Credit Losses

At the beginning of fiscal 2011, we adopted accounting standards issued in July 2010 to address the FASB concerns about the sufficiency, transparency, and robustness of credit risk disclosures for financing receivables and the related allowances for credit losses. The required information is designed to enable a better understanding of:

•	the nature of credit risk inherent in our portfolio of financing receivables

•	how credit risk is analyzed to determine the allowances for credit losses

•	changes in and reasons for changes in the allowances for credit losses

These ASU disclosures are effective for our first quarter of fiscal 2011, except for the allowance roll-forward disclosures effective with our second quarter of fiscal 2011 and certain disclosures temporarily deferred pending the issuance of revised criteria for the identification of troubled debt restructuring. The adoption of this ASU did not and will not have a material impact on our results of operations, financial position, or cash flow. See Note 7 and Note 2 above.

Consolidation of Variable Interest Entities

At the beginning of fiscal 2011, we adopted accounting standards issued in June 2009, which require reassessment of our primary beneficiary position in VIE arrangements on an on-going basis and adds further disclosures about our involvement in VIEs. The revised standard also replaces the quantitative-based risks and rewards approach with a qualitative approach focused on determining which enterprise has the power to direct VIE activities that most significantly impact its economic performance and is obligated to absorb losses or has the rights to receive the most significant benefit from the VIE. The adoption of this ASU did not have a material impact on our results of operations, financial position, or cash flows.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Fair Value Measurement Disclosures

In January 2010, the FASB issued an ASU which will require supplemental disclosures related to purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. This ASU will be effective for our first quarter of fiscal 2012 and is not expected to have a material impact on our financial statements.

Accruals for Casino Jackpot Liabilities

In April 2010, the FASB issued an ASU clarifying that jackpot liabilities should not be accrued before they are won if the payout can be avoided. The ASU will be applied prospectively with a cumulative-effect adjustment in retained earnings at the beginning of our first quarter of fiscal 2012. We continue to evaluate the extent to which this guidance will impact our results of operations, financial position, or cash flows.

3.      VARIABLE INTEREST ENTITIES AND AFFILIATES

Variable Interest Entities

New Jersey regulation requires that annuitized WAP jackpot payments to winners be administered through an individual trust set up for each WAP system. These trusts are VIEs. We determined that IGT was the primary consolidating beneficiary, because these VIE trusts are designed for the sole purpose of administering jackpot payments for IGT WAP winners and IGT guarantees all liabilities of the trusts. The assets of these consolidated VIEs can only be used to settle trust obligations and have been segregated on our balance sheet.

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $78.1 million at December 31, 2010 and $79.7 million at September 30, 2010.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

During the quarter ended December 31, 2010, we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million.

At December 31, 2010, our CLS convertible note and default put derivative had an adjusted cost and fair value of $21.3 million.  We determined that the conversion option did not qualify as a freestanding derivative requiring bifurcation at December 31, 2010. See Note 15 and Note 16 for additional information about CLS derivatives and fair value assumptions.

We recorded IGT Synergy JV losses of $0.1 million for the three months ended December 31, 2010 and 2009.  $0.1

4.      INVENTORIES

	December 31,	September 30,
	2010	2010
(In millions)
Raw materials	$58.7	$54.5
Work-in-process	5.5	3.9
Finished goods	48.8	39.2
Total	$113.0	$97.6

5.      PROPERTY, PLANT AND EQUIPMENT

	December 31,	September 30,
	2010	2010
(In millions)
Land	$62.6	$62.7
Buildings	231.0	230.9
Leasehold improvements	15.1	14.6
Machinery, furniture and equipment	288.0	286.0
Gaming operations equipment	808.5	804.9
Total	1,405.2	1,399.1
Less accumulated depreciation	(820.9)	(812.4)
Property, plant and equipment, net	$584.3	$586.7

6.      SHARE-BASED COMPENSATION

The amount, frequency, and terms of share-based awards may vary based on competitive practices, operating results, and government regulations.  SIP grants generally vest over three to five years, either in ratable annual increments or 100% at the end of the vesting period. New shares of IGT common stock are issued upon exercises of stock options, vesting of restricted share units, or restricted share grants. Our current practice is generally to grant restricted share awards in the form of units without dividends. Forfeitures occur primarily when employment is terminated prior to vesting.

At December 31, 2010, 3.7 million shares were available for grant under the IGT SIP. Each restricted share or unit counts as four shares against this allowance.  Unrecognized costs related to share-based awards outstanding at December 31, 2010 totaled $112.5 million and are expected to be recognized over a weighted average period of 2.0 years.

SIP Activity As Of And For The Three Months Ended December 31, 2010

Options		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,843	$21.38
Granted	4,404	15.60
Exercised	(353)	10.84
Forfeited	(171)	16.96
Expired	(403)	31.36
Outstanding at end of period	20,320	$20.15	6.8	$34.6

Vested and expected to vest	19,674	$20.28	6.7	$33.1

Exercisable at end of period	9,550	$24.40	4.7	$10.1

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,368	$18.88
Granted	2,555	14.16
Vested	(668)	21.25
Forfeited	(53)	19.50
Outstanding at end of period	4,202	$15.65	2.2	$74.3

Expected to vest	3,905	$15.69	2.4	$69.1

7.      RECEIVABLES

See Note 2 regarding our accounting policies for accounts receivable, customer financing and allowances for credit losses.

Allowances for Credit Losses

	December 31, 2010			September 30, 2010
	Recorded Investment	Allowance	Net	Recorded Investment	Allowance	Net
(In millions)
Accounts receivable	$320.6	$23.6	$297.0	$314.9	$24.6	$290.3

Contracts and notes
Current maturities	$215.7	$40.2	$175.5	$223.9	$39.8	$184.1
Non-current	185.0	37.5	147.5	210.5	38.6	171.9
Total	$400.7	$77.7	$323.0	$434.4	$78.4	$356.0

Customer Financing (Contracts and Notes) at December 31, 2010

Recorded Investment (principal and interest due, net of deferred interest and fees)	Total
(In millions)
Individually evaluated for impairment	$128.0
Collectively evaluated for impairment	272.7
Total recorded investment	$400.7

Allowances for Credit Losses	Total
(In millions)
Individually evaluated for impairment	$65.4
Collectively evaluated for impairment	12.3
Total allowances for credit losses	$77.7

Age Analysis of Recorded Investment	Contracts	Notes	Total
(In millions)
Past Due:
1-29 days	$5.3	$2.0	$7.3
30-59 days	2.3	1.7	4.0
60-89 days	2.0	1.2	3.2
Over 90 days	5.3	20.7	26.0
Total past due	$14.9	$25.6	$40.5
Current	193.3	166.9	360.2
Total recorded investment	$208.2	$192.5	$400.7

Customer financing recorded investment:
Over 90 days and accruing interest	$2.1	$0.1	$2.2
Nonaccrual status (not accruing interest)	8.9	91.2	100.1

Recorded Investment by Credit Quality Indicator Credit Profile by Internally Assigned Risk Grade	Contracts	Notes	Total
(In millions)
Low	$70.1	$0.2	$70.3
Medium	32.1	0.5	32.6
High (1)	106.0	191.8	297.8
Total recorded investment	$208.2	$192.5	$400.7

(1) Excluding development financing notes to the Alabama charitable bingo market (see additional information below), approximately 80% of the remaining contracts and notes are performing according to agreed upon terms. All contracts and notes maintain a security interest in the underlying assets that were financed.

Impaired loans (all specific reserves)	Contracts	Notes	Total
(In millions)
Recorded investment	$11.3	$91.2	$102.5
Unpaid principal face	11.1	92.3	103.4
Related allowance	5.9	59.5	65.4
Average recorded investment	11.8	92.3	104.1

Interest income recognized:
Quarter-to-date
Total	$0.3	$0.3	$0.6
Cash-basis	-	0.3	0.3

Alabama Development Financing

Our impaired contracts and notes include $83.9 million related to Alabama charitable bingo markets with related allowances of $51.9 million at December 31, 2010.  The legality of electronic charitable bingo in Alabama was challenged during fiscal 2010 and the properties where IGT placed electronic bingo machines closed their operations. At December 31, 2010, these properties remain closed.  Any revenues and interest income related to these assets were recorded on the cash basis subsequent to the first quarter of fiscal 2010 as collectability was not reasonably assured.

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

Our receivables were concentrated in the following legalized gaming regions at December 31, 2010:

North America
Nevada	10%
Oklahoma	6
Alabama	5
Other (less than 5% individually)	32
53%

International
Argentina	23%
Europe	10
Other Latin America	7
Other (less than 5% individually)	7
47%

9.      GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity by Segment	North
For The Three Months Ended December 31, 2010	America	International	Total
(In millions)
Beginning balance	$1,042.8	$108.8	$1,151.6
Accumulated impairment charges	-	-	-
Adjusted goodwill	1,042.8	108.8	1,151.6

Foreign currency adjustments	-	(1.1)	(1.1)
Ending balance	$1,042.8	$107.7	$1,150.5

Other Intangibles

During the quarter ended December 31, 2010, we capitalized $0.2 million of patent legal costs with a weighted average life of 5 years.

	December 31, 2010			September 30, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Patents	$385.0	$245.9	$139.1	$387.3	$238.8	$148.5
Developed technology	75.8	48.2	27.6	75.9	46.7	29.2
Contracts	26.2	18.4	7.8	26.2	17.9	8.3
Reacquired rights	13.4	1.3	12.1	13.4	1.0	12.4
Customer relationships	8.8	5.9	2.9	8.8	5.7	3.1
Trademarks	3.4	2.9	0.5	3.5	2.9	0.6
Total	$512.6	$322.6	$190.0	$515.1	$313.0	$202.1

Aggregate amortization expense totaled $12.3 million in the current quarter versus $12.7 million in the prior year quarter.

	2011	2012	2013	2014	2015
(In millions)
Estimated annual amortization	$44.7	$38.3	$34.9	$30.8	$22.0

10.      CREDIT FACILITIES AND INDEBTEDNESS

Outstanding debt at	December 31,	September 30,
	2010	2010
(In millions)
Domestic credit facility	$20.0	$100.0
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal	1,670.0	1,750.0
3.25% Convertible Notes discount	(116.6)	(124.1)
7.5% Bonds discount	(2.4)	(2.5)
5.5% Bonds discount	(1.2)	(1.2)
7.5% Swap fair value adjustment (see Note 19)	19.2	33.9
5.5% Swap fair value adjustment (see Note 19)	(0.9)	18.2
Total outstanding debt, net	$1,568.1	$1,674.3

IGT was in compliance with all applicable debt covenants at December 31, 2010. Embedded features of all debt agreements were evaluated and did not require bifurcation at December 31, 2010.

Domestic Credit Facility

At December 31, 2010, $20.0 million was drawn on our domestic revolving credit facility, $1.21 billion was available, and $15.9 million was reserved for letters of credit and performance bonds.  As of December 31, 2010, the facility interest rate was LIBOR plus 260 bps with a facility fee of 65 bps. The amount drawn carried a 2.86% weighted average interest rate.

Concurrent with the maturity of the non-extended portion on December 19, 2010, the size of our domestic credit facility was reduced by $238.0 million.  The size of the credit facility was further reduced on December 30, 2010, when we paid in full the term loan in the amount of $42.0 million issued upon the conversion of half of all amounts outstanding at December 19, 2010.  At December 31, 2010, the size of our domestic credit facility was $1.24 billion.

Foreign Credit Facilities

At December 31, 2010, $10.2 million was available and nothing was drawn under our revolving credit facility in Australia, which generally renews annually with maturity in March and is guaranteed by the parent company, International Game Technology.

Convertible Debt

Quarters ended December 31,	2010	2009
(In millions)

3.25% Convertible Notes
Contractual interest expense	$6.9	$6.9
Discount amortization	7.4	6.9
Remaining discount amortization period	3.3 years

2.6% Convertible Debentures
Contractual interest expense	$-	$3.8
Discount amortization	-	2.7

Bonds

Interest rate swaps executed in conjunction with our Bonds are described in Note 15.

11.      CONTINGENCIES

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our future results of operations, financial position, or cash flows.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT has successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations. On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remain pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings. On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. A hearing on the motion was held on February 1, 2010, at which the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims.  On November 29, 2010, the Court granted summary judgment in favor of IGT on all antitrust and unfair competition counterclaims by Bally and dismissed all other remaining claims. Bally has appealed the grant of summary judgment.

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

Rice (formerly Piercey) v Atlantic Lotteries

In May 2010, Atlantic Lotteries commenced an action against International Game Technology, VLC, Inc. and IGT-Canada, wholly-owned subsidiaries of International Game Technology, and other manufacturers of video lottery machines in the Supreme Court of New Foundland and Labrador seeking indemnification for any damages that may be awarded against Atlantic Lotteries in a class action suit also filed in the Supreme Court of New Foundland and Labrador.  A motion for class certification has been filed by plaintiff but has not yet scheduled for argument. In the interim, plaintiff has filed a motion to preclude the third party defendants from participating on the motion to certify; plaintiff’s motion to preclude is scheduled to be heard on February 23, 2011.

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

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489-ECR-VPC; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542-RCJ-VPC. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints asserted claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints sought an unspecified amount of damages and allege similar facts as the securities class action lawsuit. The complaints additionally alleged that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The actions were consolidated and subsequently a consolidated derivative complaint was filed in December 2009. Defendants moved to dismiss that complaint. On July 6, 2010, the Court granted the defendants’ motion to dismiss, with leave to amend.  The plaintiff in Israni v. Bittman, et al. has appealed the order of dismissal.

On September 30, 2009, the Company was nominally sued in a derivative lawsuit filed in the Second Judicial District Court of the State of Nevada, County of Washoe. Plaintiff purportedly filed the action on behalf of the Company. The lawsuit, captioned Kurz et al. v. Hart et al., Case No. cv-0-9-02982, asserted claims against various current and former officers and directors for breach of fiduciary duties and unjust enrichment. The complaint generally made the same allegations as the federal derivative complaints and seeks an unspecified amount of damages. The action has been dismissed by stipulation of the parties.

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleges that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the Company was nominally sued in a derivative lawsuit filed in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415-RCJ-VPC and asserting claims similar to those described above. Motions to dismiss have filed.

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

On November 10, 2004, the employees withdrew their complaint filed with OSHA and filed a notice of intent to file a complaint in federal court. On December 1, 2004, a complaint was filed under seal in the US District Court for the District of Nevada, based on the same facts set forth above regarding their OSHA complaint. IGT filed a motion for summary judgment as to all claims in plaintiffs’ complaint. On June 14, 2007, the US District Court for the District of Nevada entered an order granting summary judgment in favor of IGT as to plaintiffs’ Sarbanes-Oxley whistle-blower claims and dismissed their state law claims without prejudice. Plaintiffs’ motion for reconsideration of the District Court’s decision was denied. Plaintiffs appealed to the US Court of Appeals for the Ninth Circuit. Oral argument was heard on March 12, 2009, and on August 3, 2009, the Ninth Circuit reversed the District Court’s decision. IGT’s motion for summary judgment on plaintiffs’ state law claims was argued on October 22, 2009 and granted in IGT’s favor on December 8, 2009. On April 13, 2010, the District Court granted IGT’s motion to strike the plaintiffs’ jury demand and granted IGT’s motion to retax costs and fees. It denied plaintiffs’ motion for certification and/or reconsideration. On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and awarded damages in an amount equal to approximately $2.2 million. IGT is evaluating its options in response to this jury verdict.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2010 totaled $37.4 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $6.8 million at December 31, 2010. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $9.1 million at December 31, 2010.

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

Three Months Ended December 31,	2010	2009
(In millions)
Balance at beginning of year	$9.3	$7.9
Reduction for payments made	(1.4)	(2.1)
Accrual for new warranties issued	2.4	3.1
Adjustments for pre-existing warranties	(0.5)	(1.8)
Balance at end of period	$9.8	$7.1

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

12.      INCOME TAXES

Our provision for income taxes is based on estimated effective annual income tax rates as well as the impact of discrete items, if any, occurring during the quarter. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Our effective tax rate for the three months ended December 31, 2010 decreased to 29.0% from 34.5% for the same prior year period as a result of the realization of benefits from an increase in the manufacturing deduction and the retroactive reinstatement of the R&D tax credit.

As of December 31, 2010, we had $99.5 million of gross UTBs excluding related accrued interest and penalties of $24.6 million. As of December 31, 2010, $65.9 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate, if recognized. During the three months ended December 31, 2010, our UTBs increased $15.7 million comprised of $7.7 million related to positions taken during a prior year and $8.0 million related to positions taken during the current year. Also during the three months ended December 31, 2010, related interest and penalties increased $1.9 million.

We are also subject to examination in state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.      EARNINGS PER SHARE

	Quarters Ended
	December 31,
	2010	2009
(In millions, except per share amounts)
Income from continuing operations available to common shares (1)	$73.4	$75.4
Basic weighted average shares outstanding	297.6	295.1
Dilutive effect of non-participating share-based awards	1.2	2.3
Diluted weighted average common shares outstanding	298.8	297.4

Basic earnings per share from continuing operations	$0.25	$0.26
Diluted earnings per share from continuing operations	$0.25	$0.26

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	16.4	9.8
Debentures	-	0.1
Notes	42.6	42.6
Note hedges	(42.6)	(42.6)
Warrants	42.6	42.6

(1) Income from continuing operations available to participating securities was not significant

14.      OTHER COMPREHENSIVE INCOME

	Quarters Ended
	December 31,
	2010	2009
(In millions)
Net income	$73.7	$73.3
Currency translation adjustments	0.2	3.1
Investment unrealized gains (losses)	(0.5)	6.0
Comprehensive income	$73.4	$82.4

15.      FINANCIAL DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $27.3 million at December 31, 2010 and $26.7 million at September 30, 2010.

In May 2007, we executed five-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 3). In conjunction with the early redemption of our CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. The notional amount of foreign currency contracts hedging this exposure totaled $15.0 million for which there was no ineffectiveness for the three months ended December 31, 2010.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	December 31 2010	September 30, 2010
(In millions)
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.3	$-
Foreign currency contracts: Other liabilities (current)	1.7	2.2
Designated Hedges
Interest rate swaps: Other assets (noncurrent)	$19.4	$52.1
Interest rate swaps: Long-term debt	18.3	52.1

	Quarters Ended December 31,
Income Statement Location and Gain (loss)	2010	2009
(In millions)
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.7	$0.4
Designated Hedges
Foreign currency contracts: Other income (expense)	$-	$0.1
Interest rate swap - ineffectiveness: Other income (expense)	0.5	0.5
Interest rate swap - effectiveness: Interest expense	4.6	2.3

16.      FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
(In millions)
December 31, 2010
Money market funds	$133.9	$133.9	$-	$-
Investments in unconsolidated affiliates	21.3	-	-	21.3
Derivative assets	19.7	-	19.7	-
Derivative liabilities	(20.0)	-	(20.0)	-

September 30, 2010
Money market funds	$137.5	$137.5	$-	$-
Investments in unconsolidated affiliates	34.0	12.7	-	21.3
Derivative assets	52.1	-	52.1	-
Derivative liabilities	(54.3)	-	(54.3)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	December 31, 2010	December 31, 2009
	Investments in Unconsolidated Affiliates	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
(In millions)
Beginning balance	$21.3	$78.4	$21.3
Total gain (loss):
Included in other income (expense) - other	(0.6)	-	0.1
Included in other comprehensive income	-	5.0	-
Purchases, issuances, accretion, settlements	0.6	0.8	(1.8)
Ending balance	$21.3	$84.2	$19.6

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$(0.6)	$-	$0.1

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

Investments in ARS were valued using DCF, with certain assumptions related to lack of liquidity and observable market transactions. Related put rights were valued based on the difference between the ARS par and fair value, discounted for the broker’s non-performance risk and the time remaining until the exercise period.  Our entire portfolio of ARS was sold during fiscal 2010.

Derivative assets and liabilities are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 15.

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying		Unrealized
December 31, 2010	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$421.4	$471.7	$54.3	$4.0
Notes & contracts receivable	323.0	325.1	2.1	-
Jackpot liabilities	(553.7)	(535.2)	18.5	-
Debt	(1,549.8)	(1,862.3)	-	312.5

	Carrying		Unrealized
September 30, 2010	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$425.9	$495.2	$73.1	$3.8
Notes & contracts receivable	356.0	356.8	0.8	-
Jackpot liabilities	(570.9)	(567.5)	3.4	-
Debt	(1,622.2)	(1,933.2)	-	311.0

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

17.      BUSINESS SEGMENTS

We view our business in the following two operating segments:

•	North America includes our operations associated with customers located in the US and Canada

•	International includes our operations associated with customers located in all other jurisdictions

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. Realignment of our business development and administrative functions, as well as discontinued operations resulted in changes to segment allocations. Elements pertaining to prior periods’ operating income presented have been recast accordingly.

Business Segment Information

	Quarters Ended
	December 31,
	2010	2009
(In millions)
NORTH AMERICA
Revenues	$351.8	$369.1
Gaming operations	218.0	233.8
Product sales	133.8	135.3
Gross profit	210.0	214.7
Gaming operations	134.0	141.6
Product sales	76.0	73.1
Operating income	113.0	118.0

INTERNATIONAL
Revenues	$113.0	$146.0
Gaming operations	42.6	42.9
Product sales	70.4	103.1
Gross profit	66.2	81.1
Gaming operations	30.7	31.1
Product sales	35.5	50.0
Operating income	31.6	46.8

CORPORATE (unallocated)
Operating expenses	$(23.2)	$(21.1)

CONSOLIDATED
Revenues	$464.8	$515.1
Gaming operations	260.6	276.7
Product sales	204.2	238.4
Gross profit	276.2	295.8
Gaming operations	164.7	172.7
Product sales	111.5	123.1
Operating income	121.4	143.7

18.      DISCONTINUED OPERATIONS

Discontinued operations included the closure of our international operations in Japan and the divestiture of our equity interest in DigiDeal during fiscal 2010.  A legal action regarding an outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

Quarters Ended December 31,	2010	2009
(In millions)
Revenues	$-	$0.6

Income (loss) before tax	$0.3	$(3.2)
Income tax benefit (provision)	-	1.1
Income (loss) from discontinued operations, net of tax	$0.3	$(2.1)

Summary of Assets and Liabilities of Discontinued Operations

Assets of discontinued operations were presented as a component of current other assets and deferred costs, and liabilities of discontinued operations were presented as a component of other accrued liabilities below.

	December 31,	September 30,
	2010	2010
(In millions)
Assets
Current assets	$0.1	$0.2
Non-current assets	0.1	0.1
Total assets of discontinued operations	$0.2	$0.3

Liabilities
Current liabilities
Accounts payable	$-	$0.3
Other accrued liabilities	5.4	5.2
Total liabilities of discontinued operations	$5.4	$5.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2010, as well as the accompanying Unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of this Form 10-Q.

Unless the context indicates otherwise, International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities. Italicized text in this document with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. All comparisons herein refer to the first quarter ended December 31, 2010 as compared with the first quarter ended December 31, 2009, unless otherwise noted. As used in this report, “current” refers to the fiscal period ended December 31, 2010.

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our ability to successfully introduce new products and their impact on replacement demand

•	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product and marketing initiatives

•	our leadership position in the gaming industry

•	the advantages offered to customers by our anticipated products and product features

•	gaming growth, expansion, and new market opportunities

•	fluctuations in future gross margins and tax rates

•	increasing product sales or machine placements

•	legislative or regulatory developments and related market opportunities

•	available capital resources to fund future operating requirements, capital expenditures, payment obligations, and share repurchases

•	losses from off-balance sheet arrangements

•	financial returns to shareholders related to management of our costs

•	the impact of recently adopted accounting pronouncements

•	the outcome and expense of litigation

•	anticipated increased revenue yields and operating margin if general economic conditions improve

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part 2, Item 1A, Risk Factors, in this report for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

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

We manage our operations in two geographic business segments, North America and International, with certain unallocated income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

The results of our quarter ended December 31, 2010 reflect improvement in gross margins as a result of a more favorable product mix despite decreased revenues compared to the prior year quarter. Decreased revenues were negatively affected by intense competition, fewer new casino openings or expansions, and conservative customer spending in a lagging economic recovery. Additionally, our gaming operations installed base has been reduced primarily due to property closures in the Alabama electronic charitable bingo market. Operating expenses increased 2% over the prior year quarter as we continue to focus on maintaining cost efficiencies achieved while balancing the need to invest in people and processes essential for taking advantage of an expected industry turnaround and new business opportunities.

During the first quarter of fiscal 2011, we continued progress toward our objectives to deliver future revenue growth and improved gaming operations yields (revenue per unit per day). We are proactively removing older, lower-yielding games and replacing them with new, higher-performing game titles, including our high-performing Sex and the City™ participation placements (non-WAP), which grew to over 1,800 units at December 31, 2010. With more standardized platforms and a significant list of new games available, we believe the rate at which customers update older game titles and platforms may accelerate and/or we may increase customer financing to contribute to revenue growth. We have supported our latest unlimited content platform innovations, such as Center Stage and the quick-change G23 stand-alone, with an ample supply of new games.

Our installations of gaming systems continued to grow worldwide during the first quarter of fiscal 2011, with the addition of seven new Advantage® and eight new sbX® customers. Five of these installations combined the power of our Advantage® system with our sbX® solution. As of December 31, 2010, we had completed 27 sbX® installations. We believe our open network strategy will drive customers and content developers to create sbX® applications that differentiate the next-generation slot floor.

Our efforts are focused on making IGT financially stronger and operationally more efficient. During the first quarter of fiscal 2011, we further reduced the size of our domestic credit facility and reduced outstanding debt obligations by $80.0 million. We expect to reduce the outstanding balance under the credit facility to zero during our second quarter of fiscal 2011 and we will have more flexibility in deploying our cash.

We continue to monitor new market opportunities we believe will arise as new jurisdictions consider gaming tax revenues as a means to address budget shortfalls. We are cautiously optimistic about sales opportunities in Illinois, Ohio, Maryland, Canada, and Italy over the next two years. Most US state legislatures will convene in 2011 facing significant revenue shortages. Legislation to legalize or expand some form of gaming is expected in several states. In addition to traditional gaming, several states have already introduced legislation to legalize intrastate internet gaming.

As we implement our long-term vision, we continue to assess if and how existing organizational elements fit into our core business strategy. During fiscal 2010, we discontinued operations in Japan and divested our majority interest in DigiDeal. See Note 18 of our Unaudited Condensed Consolidated Financial Statements for additional information about discontinued operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

•	revenue recognition

•	goodwill, other intangible assets, royalties, and affiliate investments

•	jackpot liabilities and expenses

•	inventory and gaming operations equipment

•	income taxes

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2010	2009	Amount	%
(In millions except units & EPS)
Revenues	$464.8	$515.1	$(50.3)	-10%
Gaming operations	260.6	276.7	(16.1)	-6%
Product sales	204.2	238.4	(34.2)	-14%
Machines	123.3	161.2	(37.9)	-24%
Non-machine	80.9	77.2	3.7	5%
Gross profit	$276.2	$295.8	$(19.6)	-7%
Gaming operations	164.7	172.7	(8.0)	-5%
Product sales	111.5	123.1	(11.6)	-9%
Gross margin	59%	57%	2 pp	4%
Gaming operations	63%	62%	1 pp	2%
Product sales	55%	52%	3 pp	6%
Units
Gaming operations installed base	56,700	62,100	(5,400)	-9%
Fixed	10,000	9,700	300	3%
Variable	46,700	52,400	(5,700)	-11%
Product sales shipped (1)	8,700	11,200	(2,500)	-22%
New	2,200	4,200	(2,000)	-48%
Replacement	6,500	7,000	(500)	-7%
Product sales recognized (2)	9,400	11,900	(2,500)	-21%

Operating income	$121.4	$143.7	$(22.3)	-16%
Operating margin	26%	28%	(2) pp	-7%
Income from continuing operations	$73.4	$75.4	$(2.0)	-3%
Loss from discontinued operations	0.3	(2.1)	2.4	*
Net income	73.7	73.3	0.4	1%

Diluted EPS
Continuing operations	$0.25	$0.26	$(0.01)	-4%
Discontinued operations	$0.00	$(0.01)	$0.01	*
Net income	$0.25	$0.25	$0.00	-

(1) includes units where revenues were deferred to future periods
(2) correlates with revenues recognized during the period

Three months ended December 31, 2010 compared with three months ended December 31, 2009

Operating income decreased with revenue declines in both gaming operations and product sales, primarily attributable to intense competition, fewer new casino openings or expansions, and conservative customer spending in a lagging economic recovery. Additionally, our gaming operations installed base has been reduced largely due to property closures in the Alabama electronic charitable bingo market.  Revenue declines were partially offset by favorable changes in foreign exchange rates, which increased current quarter revenues by approximately $1.5 million. Gross margin improvement was primarily due to changes in product mix. Decreased operating margin was attributable to both decreased revenues and increased operating expenses.

Current quarter income from continuing operations was favorably impacted by discrete tax benefit items of $7.0 million discussed below under “Income Tax Provision”, as well as $4.3 million in gain on the sale of an equity investment in CLS discussed below under “Other Income (Expense).”

Consolidated Gaming Operations

Gaming operations revenues and gross profit decreased primarily due to a lower installed base, largely from the closure of certain charitable bingo facilities in Alabama (4,900 units) during fiscal 2010, as well as the conversion of gaming operations units to for-sale units in Mexico (1,000 units). Gross margins were favorably impacted by the removal of lower-yielding machines in Alabama.

Consolidated Product Sales

Product sales revenues and gross profit decreased primarily due to fewer new openings in both the North America and International segments. Gross margin improvement was primarily attributable to increased non-machine contribution and improved geographic mix within international sales.

Deferred revenue decreased $13.2 million during the first quarter of fiscal 2011 to $77.0 million at December 31, 2010, primarily related to the completion of obligations under multi-element contracts. During the first quarter of fiscal 2011, we shipped 600 units for which revenues were deferred and recognized revenues for 1,300 units previously shipped, for a net decrease of 700 units in deferred revenue.

Operating Expenses

	Quarters Ended December 31,		Favorable (Unfavorable)
	2010	2009	Amount	%
(In millions)
Selling, general and administrative	$84.9	$87.3	$2.4	3%
Research and development	51.7	45.4	(6.3)	-14%
Depreciation and amortization	18.2	19.4	1.2	6%
Total operating expenses	$154.8	$152.1	$(2.7)	-2%
Percent of revenues	33%	30%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

The increase in operating expenses in the first quarter of fiscal 2011 was primarily due to increased R&D, partially offset by reduced bad debt provisions ($2.1 million) and lower depreciation.

Other Income (Expense)

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2010	2009	Amount	%
(In millions)
Interest Income	$13.4	$16.0	$(2.6)	-16%
WAP investments	5.8	6.4	(0.6)	-9%
Receivables and investments	7.6	9.6	(2.0)	-21%
Interest Expense	(35.4)	(43.2)	7.8	18%
WAP jackpot liabilities	(5.7)	(6.3)	0.6	10%
Borrowings	(22.5)	(27.3)	4.8	18%
Convertible debt equity discount	(7.2)	(9.6)	2.4	25%
Other	4.0	(1.3)	5.3	*
Total other income (expense)	$(18.0)	$(28.5)	$10.5	37%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

The favorable variance in total other income (expense) was primarily due to decreased interest expense on lower borrowings and gain on the sale of our CLS equity investment of $4.3 million.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Income Tax Provision (See Note 12 of our Unaudited Condensed Consolidated Financial Statements)

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2010	2009	Amount
(In millions)
Income tax provision	$30.0	$39.8	$9.8
Effective tax rate	29.0%	34.5%	5.5	pp

Our effective tax rate on income from continuing operations for the first quarter of fiscal 2011 benefited from certain favorable discrete tax items of $7.0 million in the current quarter related to an increase in the manufacturing deduction and the retroactive reinstatement of the Research and Development Tax Credit. Without these discrete tax benefits, our effective rate for the first quarter of fiscal 2011 would have been 35.8%.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for the North America and International segments below reflects applicable operating expenses. See Note 17 of our Unaudited Condensed Consolidated Financial Statements for additional business segment information.

North America

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2010	2009	Amount		%
(In millions except units)
Revenues	$351.8	$369.1	$(17.3)		-5%
Gaming operations	218.0	233.8	(15.8)		-7%
Product sales	133.8	135.3	(1.5)		-1%
Machines	75.5	83.7	(8.2)		-10%
Non-machine	58.3	51.6	6.7		13%
Gross profit	$210.0	$214.7	$(4.7)		-2%
Gaming operations	134.0	141.6	(7.6)		-5%
Product sales	76.0	73.1	2.9		4%
Gross margin	60%	58%	2 pp		3%
Gaming operations	61%	61%	- pp		-
Product sales	57%	54%	3 pp		6%
Units
Gaming operations installed base	41,000	45,700	(4,700)		-10%
Fixed	7,100	6,600	500		8%
Variable	33,900	39,100	(5,200)		-13%
Product sales shipped	4,500	5,300	(800)		-15%
New	1,400	2,300	(900)		-39%
Replacement	3,100	3,000	100		3%
Product sales recognized	5,100	5,500	(400)		-7%
Operating income	$113.0	$118.0	$(5.0)		-4%
Operating margin	32%	32%	-	pp	-

Three months ended December 31, 2010 compared with three months ended December 31, 2009

North America operating income decreased primarily due to revenue declines in both gaming operations and product sales, attributable to intense competition, fewer new casino openings or expansions, and conservative customer spending in a lagging economic recovery.

North America gaming operations revenues and gross profit decreased primarily due to our lower installed base, largely related to the closure of charitable gaming operations in Alabama. Margin improvement was primarily the result of a lesser contribution from lower-yielding Alabama units and a greater mix of games that do not include an IGT-sponsored jackpot (non-WAP).

North America product sales revenues and gross profit decreases were primarily attributable to fewer new/expansion units, partially offset by increased replacement units. Gross profit and margin were favorably impacted by a greater contribution from higher-margin non-machine sales and lower obsolescence charges.

International

	Quarters Ended		Favorable
	December 31,		(Unfavorable)
	2010	2009	Amount	%
(In millions except units)
Revenues	$113.0	$146.0	$(33.0)	-23%
Gaming operations	42.6	42.9	(0.3)	-1%
Product sales	70.4	103.1	(32.7)	-32%
Machines	47.8	77.5	(29.7)	-38%
Non-machine	22.6	25.6	(3.0)	-12%
Gross profit	$66.2	$81.1	$(14.9)	-18%
Gaming operations	30.7	31.1	(0.4)	-1%
Product sales	35.5	50.0	(14.5)	-29%
Gross margin	59%	56%	3 pp	5%
Gaming operations	72%	72%	- pp	-
Product sales	50%	48%	2 pp	4%
Units
Gaming operations installed base	15,700	16,400	(700)	-4%
Fixed	2,900	3,100	(200)	-6%
Variable	12,800	13,300	(500)	-4%
Product sales shipped	4,200	5,900	(1,700)	-29%
New	800	1,900	(1,100)	-58%
Replacement	3,400	4,000	(600)	-15%
Product sales recognized	4,300	6,400	(2,100)	-33%
Operating income	$31.6	$46.8	$(15.2)	-32%
Operating margin	28%	32%	(4) pp	-13%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

International operating income decreased primarily due to lower product sales volume. Favorable foreign exchange rates increased international revenues by approximately $1.1 million.

International gaming operations revenues and gross profit were relatively comparable to the prior year quarter. International installed base decreases in Mexico were partially offset by increases in Africa, the UK, and South America.

International product sales units and revenues decreased in most jurisdictions, most significantly in Latin America and Europe compared with large new and expansion sales recognized in the prior year quarter. Gross margin benefited from lower machine costs, primarily related to 1,000 leased units converted to for-sale units in Mexico, and a lesser mix of low-payout units.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Selected Financial Information and Statistics

	December 31,	September 30,	Increase
	2010	2010	(Decrease)
(In millions)
Cash and equivalents	$168.7	$158.4	$10.3
Accounts receivable, net	297.0	290.3	6.7
Inventories	113.0	97.6	15.4
Working Capital	653.8	620.1	33.7

Trailing-twelve month statistics, excluding discontinued operations:
Average days sales outstanding (excluding contracts and notes)	56	53	3
Inventory turns	3.6	4.4	(0.8)

At December 31, 2010, our principal sources of liquidity were cash and equivalents and $1.2 billion available on our credit facilities worldwide.  Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are used only for funding jackpot winner payments. VIE assets are used only for funding related VIE jackpot winner payments. See Note 3 our Unaudited Condensed Consolidated Financial Statements for additional information about our VIEs.

Cash and equivalents increased $10.3 million during the three months ended December 31, 2010, primarily due to cash generated from operations of $102.4 million and net proceeds from investments and loans of $41.4 million, offset by capital expenditures of $42.3 million and net debt repayments of $80.0 million. The remaining decrease was comprised mostly of dividends paid of $17.9 million, partially offset by net employee stock plan proceeds of $5.5 million.

Inventory turns decreased with higher inventory primarily due to delay of customer deliveries into the second quarter and new production parts. Average days sales outstanding increased with lower revenues and higher accounts receivable.

Cash Flows Summary - A Year Over Year Comparative

The first three months of fiscal 2011 compared to the first three months of fiscal 2010

			Favorable
Three Months Ended December 31,	2010	2009	(Unfavorable)
(In millions)
Operations	$102.4	$168.7	$(66.3)
Investing	(0.9)	(66.7)	65.8
Financing	(92.4)	(75.3)	(17.1)
Effects of exchange rates	1.2	(0.4)	1.6
Net Change	$10.3	$26.3	$(16.0)

Operating Cash Flows

The first three months of fiscal 2011 provided lower operating cash flows, primarily due to increased cash used for working capital. Increased cash used for inventory and jackpot liabilities and less cash provided from other assets and receivables were partially offset by less cash used for accounts payable and accrued liabilities. Inventory increase was primarily due to delay of customer deliveries into the second quarter and new production parts. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Investing Cash Flows

We used less cash for investing during the three months ended December 31, 2010, primarily due to decreased cash used for development financing loans and capital expenditures, along with increased cash provided from affiliate investments and restricted cash.

Capital Expenditures			Increase
Three Months Ended December 31,	2010	2009	(Decrease)
(In millions)
Property, plant and equipment	$1.4	$5.5	$(4.1)
Gaming operations equipment	40.6	46.3	(5.7)
Intellectual property	0.3	1.5	(1.2)
Total capital expenditures	$42.3	$53.3	$(11.0)

Financing Cash Flows

Increased cash used for financing during the three months of fiscal 2011 was primarily related to debt repayment.

Credit Facilities and Indebtedness

(See Note 10 of our Unaudited Condensed Consolidated Financial Statements)

At December 31, 2010, $1.22 billion was available on our revolving credit facilities worldwide. At December 31, 2010, $1.21 billion was available on our domestic revolving credit facility, $20.0 million was drawn, and $15.9 million was reserved for letters of credit and performance bonds. Also at December 31, 2010, $10.2 million was available and nothing was drawn under our revolving credit facility in Australia, which generally renews annually with maturity in March.

Concurrent with the maturity of the non-extended portion on December 19, 2010, the size of our domestic credit facility was reduced by $238.0 million. The size of our domestic credit facility was further reduced on December 30, 2010, when we paid in full the term loan in the amount of $42.0 million issued upon the conversion of half of all amounts outstanding at December 19, 2010. At December 31, 2010, the size of our domestic credit facility was $1.24 billion.

The domestic credit facility includes the following financial and restrictive covenants (all terms as defined per the domestic credit facility):

•	a minimum ratio of adjusted EBITDA to interest expense (interest coverage ratio or ICR)

•	a maximum ratio of Total Debt to adjusted EBITDA (total leverage ratio or TLR)

•	certain restrictions on our ability to:

▪	incur or guaranty additional debt, or enter into swap agreements

▪	incur liens

▪	merge with or acquire other companies, liquidate or dissolve

▪	sell, transfer, lease or dispose of substantially all assets

▪	change the nature of our business

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

We were in compliance with all debt covenants at December 31, 2010, with our ICR at 9.0 (minimum allowed 3.0) and TLR at 2.3 (maximum allowed 3.5, reducing to 3.25 on April 1, 2011). Our ability to comply with these financial covenants may be adversely impacted by an extended economic downturn.

Financial Condition

	December 31,	September 30,	Increase
	2010	2010	(Decrease)
(In millions)
Assets	$3,912.6	$4,007.0	$(94.4)
Liabilities	2,611.0	2,772.7	(161.7)
Total Equity	1,301.6	1,234.3	67.3

Changes During The Three Months Ended December 31, 2010

Total assets decreased largely related to lower sales volume. The most significant decreases included other assets of $35.5 million, taxes receivable and deferred taxes of $32.6 million, and customer receivables of $26.3 million.

Liabilities decreased primarily due to reductions of $106.2 million in net debt, $21.7 million in accrued interest, $17.2 million in jackpot liabilities, and $13.2 million in deferred revenues. Shareholders’ equity increased primarily due to earnings.

Arrangements with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:

•	out of our breach of agreements with those parties

•	from services to be provided by us

•	from IP infringement claims made by third parties

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

The Company’s market risk profile has not changed materially during the first three months of fiscal 2011 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. During the first quarter of fiscal 2011, we completed the conversion of one international subsidiary accounting system to integrate directly with our corporate enterprise resource planning system. We expect to continue this conversion process at other international locations over the next two years. No other change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material legal proceedings, see Note 11 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2010.Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables from our customers.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables.
.
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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables.

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

We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits

•	findings of suitability

•	documentation of qualifications, including evidence of financial stability

•	other required approvals for companies who manufacture or distribute gaming equipment and services

•	individual suitability of officers, directors, major shareholders and key employees

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

The gaming industry is characterized by dynamic customer demand and technological advances. As a result, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand.   To remain competitive, we have invested resources towards our research and development efforts to introduce new and innovative games with dynamic features to attract new customers and retain existing customers.

We intend to continue investing resources toward our research and development efforts.  There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our product innovation.  If we cannot efficiently adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades in our production capacity in a timely manner, our business could be negatively impacted.

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

Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation and other expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to bring new products to market in the future. These expenses could have an adverse effect on our future cash flows and results of operations.  Our assessment of current IP litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or others that do not agree with our evaluation of the possible liability or outcome of such litigation.  If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The risks related to operations in foreign countries and outside of traditional US jurisdictions could negatively affect our results.

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks.  Developments such as noted below could adversely affect our financial condition and results of operations:

•	social, political or economic instability

•	additional costs of compliance with international laws or unexpected changes in regulatory requirements

•	tariffs and other trade barriers

•	fluctuations in foreign exchange rates outside the US

•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts

•	expropriation, nationalization and restrictions on repatriation of funds or assets

•	difficulty protecting our intellectual property

•	recessions in foreign economies

•	difficulties in maintaining foreign operations

•	changes in consumer tastes and trends

•	acts of war or terrorism

•	US government requirements for export.

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

We have invested and may continue to invest in strategic business combinations and acquisitions of important technologies and IP that we believe will expand our geographic reach, product lines, and/or customer base.  We may encounter difficulties in the assimilation of acquired operations, technologies and/or products, or an acquisition may prove to be less valuable than the price we paid. We also may encounter difficulties applying our internal controls to an acquired business. Any of these events or circumstances may have an adverse effect on our business by requiring us to, among other things, record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The purpose of our 1990 common stock repurchase authorization, as amended, is to return value to our shareholders and reduce the number of shares outstanding. We use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date.

Our share repurchases for the quarter ended December 31, 2010 summarized below consist only of shares of common stock tendered by employees to satisfy tax withholding obligations arising from restricted stock or units vested under our SIP. The shares were repurchased for their fair market value on the vesting date and were not part of a publicly announced program to purchase our common stock.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Maximum Number of Shares Still Available for Purchase Under the Plan
				(millions)
October 3 - October 30, 2010	-	$-	-	7.7
October 31 - November 27, 2010	66,902	16.27	-	7.7
November 28 - January 1, 2011	71,855	15.64	-	7.7
Total	138,757	$15.94	-

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Date:  February 9, 2011

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)