Form 10-Q
period 2011-04-02
INTERNATIONAL GAME TECHNOLOGY
filed 2011-05-11
CIK 353944

United States
 Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2011

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
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 6, 2011:
299.9 million shares of common stock at $.00015625 par value.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)		3

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements	4
	CONSOLIDATED INCOME STATEMENTS	5
	CONSOLIDATED BALANCE SHEETS	6
	CONSOLIDATED STATEMENTS OF CASH FLOWS	7
	NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	FORWARD LOOKING STATEMENTS	31
	OVERVIEW	32
	CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis	35
	BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis	39
	LIQUIDITY AND CAPITAL RESOURCES	41
	RECENTLY ISSUED ACCOUNTING STANDARDS	44
	CRITICAL ACCOUNTING ESTIMATES	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	(Removed and Reserved)	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates--as presented:	Fiscal dates--actual:
March 31, 2011	April 2, 2011
March 31, 2010	April 3, 2010
September 30, 2010	October 2, 2010

Abbreviation/term	Definition
Anchor	Anchor Gaming
ARS	auction rate securities
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DigiDeal	DigiDeal Corporation
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London inter-bank offering rate
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
sbX™	IGT’s complete server-based player experience management solution
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.          Unaudited Consolidated Interim Financial Statements

CONSOLIDATED INCOME STATEMENTS		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	BASIS OF PRESENTATION AND CONSOLIDATION	9

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

3.	VARIABLE INTEREST ENTITIES AND AFFILIATES	11

4.	INVENTORIES	12

5.	PROPERTY, PLANT AND EQUIPMENT	12

6.	SHARE-BASED COMPENSATION	12

7.	RECEIVABLES	13

8.	CONCENTRATIONS OF CREDIT RISK	15

9.	GOODWILL AND OTHER INTANGIBLES	15

10.	CREDIT FACILITIES AND INDEBTEDNESS	16

11.	CONTINGENCIES	18

12.	INCOME TAXES	23

13.	EARNINGS PER SHARE	24

14.	OTHER COMPREHENSIVE INCOME	24

15.	FINANCIAL DERIVATIVES	24

16.	FAIR VALUE MEASUREMENTS	26

17.	BUSINESS SEGMENTS	27

18.	DISCONTINUED OPERATIONS	28

19.	SUBSEQUENT EVENTS	30

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In millions, except per share amounts)

Revenues
Gaming operations	$277.6	$280.1	$538.3	$556.8
Product sales	214.7	206.7	418.8	445.1
Total revenues	492.3	486.8	957.1	1,001.9
Costs and operating expenses
Cost of gaming operations	104.7	107.0	200.6	211.0
Cost of product sales	95.6	107.9	188.3	223.2
Selling, general and administrative	92.9	84.7	177.8	172.0
Research and development	51.3	51.1	103.0	96.5
Depreciation and amortization	16.9	18.7	35.1	38.1
Impairment	-	53.1	-	53.1
Total costs and operating expenses	361.4	422.5	704.8	793.9
Operating income	130.9	64.3	252.3	208.0
Other income (expense)
Interest income	13.3	15.4	26.6	31.4
Interest expense	(35.6)	(39.0)	(71.0)	(82.2)
Other	(1.0)	0.6	3.2	(0.7)
Total other income (expense)	(23.3)	(23.0)	(41.2)	(51.5)
Income from continuing operations before tax	107.6	41.3	211.1	156.5
Income tax provision	38.0	15.6	68.1	55.4
Income from continuing operations	69.6	25.7	143.0	101.1
Income (loss) from discontinued operations, net of tax	-	(25.0)	0.3	(27.1)
Net income	$69.6	$0.7	$143.3	$74.0

Basic earnings (loss) per share
Continuing operations	$0.23	$0.08	$0.48	$0.34
Discontinued operations	-	(0.08)	-	(0.09)
Net income	$0.23	$-	$0.48	$0.25

Diluted earnings (loss) per share
Continuing operations	$0.23	$0.08	$0.48	$0.34
Discontinued operations	-	(0.08)	-	(0.09)
Net income	$0.23	$-	$0.48	$0.25

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding
Basic	298.4	295.9	298.0	295.5
Diluted	299.9	297.3	299.4	297.7

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$305.9	$158.4
Restricted cash and investment securities	65.4	88.1
Restricted cash and investment securities of VIEs	2.1	2.4
Jackpot annuity investments	49.4	49.5
Jackpot annuity investments of VIEs	15.3	15.6
Accounts receivable, net	318.3	290.3
Current maturities of contracts and notes receivable, net	177.1	184.1
Inventories	106.7	97.6
Deferred income taxes	87.8	84.3
Other assets and deferred costs	157.4	232.1
Total current assets	1,285.4	1,202.4
Property, plant and equipment, net	585.0	586.7
Jackpot annuity investments	287.0	299.1
Jackpot annuity investments of VIEs	59.2	61.7
Contracts and notes receivable, net	133.2	171.9
Goodwill	1,153.0	1,151.6
Other intangible assets, net	179.6	202.1
Deferred income taxes	129.8	136.8
Other assets and deferred costs	170.2	194.7
Total Assets	$3,982.4	$4,007.0
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$78.3	$84.6
Jackpot liabilities, current portion	152.0	179.1
Accrued employee benefits	17.2	23.9
Accrued income taxes	3.3	1.8
Dividends payable	18.0	17.9
Other accrued liabilities	257.8	275.0
Total current liabilities	526.6	582.3
Long-term debt	1,549.1	1,674.3
Jackpot liabilities	374.0	391.8
Other liabilities	148.5	124.3
Total Liabilities	2,598.2	2,772.7
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 340.6 and 339.1 issued; 299.4 and 298.1 outstanding	0.1	0.1
Additional paid-in capital	1,508.4	1,473.7
Treasury stock at cost: 41.2 and 41.0 shares	(804.2)	(802.0)
Retained earnings	659.2	551.8
Accumulated other comprehensive income	20.7	10.7
Total Equity	1,384.2	1,234.3
Total Liabilities and Shareholders' Equity	$3,982.4	$4,007.0

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,	2011	2010
(In millions)
Operating
Net income	$143.3	$74.0
Adjustments:
Depreciation and amortization	109.2	120.2
Discounts and deferred issuance costs	22.4	24.3
Share-based compensation	22.9	20.6
Impairment	-	59.8
Excess tax benefits from employee stock plans	(2.8)	(6.9)
(Gain) loss on assets sold	(11.9)	(1.2)
Other, net	6.2	15.1
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	3.8	25.4
Inventories	(6.2)	31.9
Other assets and deferred costs	18.1	39.4
Income taxes, net of employee stock plans	50.5	(16.3)
Accounts payable and accrued liabilities	(35.4)	(75.2)
Jackpot liabilities	(56.4)	(34.4)
Net operating cash flows	263.7	276.7
Investing
Capital expenditures	(89.3)	(116.8)
Proceeds from assets sold	9.2	5.0
Investment securities, net	-	13.1
Jackpot annuity investments, net	26.6	29.3
Changes in restricted cash	23.0	0.2
Loans receivable cash advanced	(0.5)	(17.7)
Loans receivable payments received	14.8	3.3
Unconsolidated affiliates, net	16.5	(4.9)
Business/VIE acquisition/deconsolidation	-	(1.4)
Net investing cash flows	0.3	(89.9)
Financing
Debt proceeds	95.0	1,016.5
Debt repayments	(195.0)	(1,158.4)
Debt issuance costs	-	(0.1)
Employee stock plan proceeds	13.9	13.3
Excess tax benefits from employee stock plans	2.8	6.9
Dividends paid	(35.8)	(35.6)
Net financing cash flows	(119.1)	(157.4)
Foreign exchange rates effect on cash and equivalents	2.6	(4.3)
Net change in cash and equivalents	147.5	25.1
Beginning cash and equivalents	158.4	146.7
Ending cash and equivalents	$305.9	$171.8

 See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Six Months Ended March 31,	2011	2010
(In millions)

Unconsolidated affiliates
Investment in	$-	$(4.9)
Sales proceeds	16.5	-
Net	$16.5	$(4.9)

Jackpot funding
Change in jackpot liabilities	$(56.4)	$(34.4)

Jackpot annuity purchases	(3.8)	(2.6)
Jackpot annuity proceeds	30.4	31.9
Net change in jackpot annuity investments	26.6	29.3
Net jackpot funding	$(29.8)	$(5.1)

Capital expenditures
Property, plant and equipment	$(8.4)	$(16.4)
Gaming operations equipment	(80.2)	(98.3)
Intellectual property	(0.7)	(2.1)
Total	$(89.3)	$(116.8)

Payments
Interest	$37.6	$47.8
Income taxes	15.7	68.6

Non-cash investing and financing items:
Accrued capital asset additions	$0.2	$1.8
Interest accretion for jackpot annuity investments	11.5	12.7

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$-	$(0.8)
Fair value of liabilities	-	(2.2)

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CONSOLIDATION

Our fiscal year is reported on a 52/53-week period ending on the Saturday nearest to September 30 each year.  Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, fiscal periods in this report were presented using the calendar month end as outlined in the table below.

Period End
	Actual	Presented as
Current quarter	April 2, 2011	March 31, 2011
Prior year quarter	April 3, 2010	March 31, 2010
Prior fiscal year end	October 2, 2010	September 30, 2010

Our consolidated interim financial statements include the accounts of International Game Technology (IGT, we, our, or the Company), including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended March 31, 2011 have been prepared without audit and certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements on a basis consistent with the corresponding quarter ended March 31, 2010, and as appropriate, with the audited financial statements for the fiscal year ended September 30, 2010.

Our consolidated interim financial statements include all adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results.  This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2010.

Use of Estimates

Our consolidated interim financial statements are prepared in conformity with US GAAP.  Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts for assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from initial estimates.

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

When collection is deemed unlikely (typically reserved at 50% or greater) during our quarterly review as discussed above, the contract or note is placed on nonaccrual status and interest income is recognized on a cash basis. Uncollectible contracts or notes are written off when all reasonable collection efforts have been exhausted and it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impact a customer’s ability to repay amounts owed.

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

These ASU disclosures were effective for our first quarter of fiscal 2011, except for allowance roll-forward disclosures effective with our second quarter of fiscal 2011 and troubled debt restructuring disclosures effective with reporting for our fiscal year ending September 30, 2011. The adoption of this ASU did not and will not have a material impact on our results of operations, financial position, or cash flow. See Note 2 above and Note 7.

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

Troubled Debt Restructuring

In April 2011, the FASB issued an ASU to modify the way creditors identify and disclose troubled debt restructurings. The ASU will be effective for our fiscal year ending September 30, 2011 and must be applied retrospectively to the beginning of fiscal 2011. This ASU is not expected to have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $76.6 million at March 31, 2011 and $79.7 million at September 30, 2010.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

During the first quarter of fiscal 2011, we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million.

At March 31, 2011, the fair value of our CLS convertible note and default put derivative together totaled $21.4 million. The adjusted cost basis of the note, including the conversion option, totaled $19.8 million. We determined that the conversion option did not qualify as a freestanding derivative requiring bifurcation at March 31, 2011. See Note 15 and Note 16 for additional information about CLS derivatives and fair value assumptions.

4.	INVENTORIES

	March 31,	September 30,
	2011	2010
(In millions)
Raw materials	$61.2	$54.5
Work-in-process	4.1	3.9
Finished goods	41.4	39.2
Total	$106.7	$97.6

5.	PROPERTY, PLANT AND EQUIPMENT

	March 31,	September 30,
	2011	2010
(In millions)
Land	$62.7	$62.7
Buildings	231.0	230.9
Leasehold improvements	15.9	14.6
Machinery, furniture and equipment	293.3	286.0
Gaming operations equipment	810.1	804.9
Total	1,413.0	1,399.1
Less accumulated depreciation	(828.0)	(812.4)
Property, plant and equipment, net	$585.0	$586.7

6.	SHARE-BASED COMPENSATION

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

At March 31, 2011, 25.5 million shares were available for grant under the IGT SIP. Each restricted share or unit counts as two shares against this allowance beginning January 11, 2011.  Unrecognized costs related to share-based awards outstanding at March 31, 2011 totaled $95.9 million and are expected to be recognized over a weighted average period of 1.9 years.

SIP Activity As Of And For The Six Months Ended March 31, 2011

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,843	$21.38
Granted	4,671	15.71
Exercised	(573)	11.37
Forfeited	(999)	17.54
Expired	(649)	32.01
Outstanding at end of period	19,293	$20.14	6.1	$21.1

Vested and expected to vest	18,817	$20.24	6.0	$20.5

Exercisable at end of period	9,468	$24.05	3.6	$8.3

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,368	$18.88
Granted	2,584	14.18
Vested	(762)	20.62
Forfeited	(342)	16.32
Outstanding at end of period	3,848	$15.63	2.0	$62.8

Expected to vest	3,619	$15.68	2.2	$59.0

7.	RECEIVABLES

See Note 2 regarding our accounting policies for accounts receivable, customer financing and allowances for credit losses. Our allowances for accounts receivable totaled $22.4 million at March 31, 2011 and $24.6 million at September 30, 2010.

Customer Financing (Contracts and Notes)

	March 31, 2011			September 30, 2010
	Recorded Investment	Allowance	Net	Recorded Investment	Allowance	Net
(In millions)
Current maturities	$220.8	$43.7	$177.1	$223.9	$39.8	$184.1
Non-current	167.5	34.3	133.2	210.5	38.6	171.9
Total	$388.3	$78.0	$310.3	$434.4	$78.4	$356.0

Customer Financing Information At March 31, 2011

Recorded Investment (principal and interest due, net of deferred interest and fees)	Total
(In millions)
Individually evaluated for impairment	$124.0
Collectively evaluated for impairment	264.3
Total recorded investment	$388.3

Allowances for Credit Losses	Total
(In millions)

Beginning balance	$78.4
Charge-offs	(1.0)
Recoveries	0.4
Provision	0.2
Ending balance	$78.0

Individually evaluated for impairment	$64.9
Collectively evaluated for impairment	13.1
Total allowances for credit losses	$78.0

Age Analysis of Recorded Investment	Contracts	Notes	Total
(In millions)
Past Due:
1-29 days	$4.7	$2.0	$6.7
30-59 days	3.0	1.6	4.6
60-89 days	0.8	1.8	2.6
Over 90 days	6.7	26.3	33.0
Total past due	$15.2	$31.7	$46.9
Current	187.2	154.2	341.4
Total recorded investment	$202.4	$185.9	$388.3

Customer financing recorded investment:
Over 90 days and accruing interest	$1.7	$0.1	$1.8
Nonaccrual status (not accruing interest)	13.1	91.2	104.3

Recorded Investment by Credit Quality Indicator Credit Profile by Internally Assigned Risk Grade	Contracts	Notes	Total
(In millions)
Low	$53.6	$0.2	$53.8
Medium	29.3	1.7	31.0
High (1)	119.5	184.0	303.5
Total recorded investment	$202.4	$185.9	$388.3

(1) See Alabama discussion below.

Impaired loans	Contracts	Notes	Total
(In millions)
Recorded investment	$9.0	$91.2	$100.2
Unpaid principal face	8.9	92.3	101.2
Related allowance	5.4	59.5	64.9
Average recorded investment	10.7	92.6	103.3

Interest income recognized:
Quarter-to-date
Total	$0.2	$-	$0.2
Cash-basis	-	-	-
Year-to-date
Total	$0.5	$0.3	$0.8
Cash-basis	-	0.3	0.3

Alabama Impairment

The legality of electronic charitable bingo in Alabama was challenged during fiscal 2010 and properties where IGT had placed machines remain closed at March 31, 2011. In the second quarter of fiscal 2010, $53.1 million of impairment was recognized related to Alabama charitable bingo market closures, which included note allowances of $47.6 million, accounts receivable allowances of $2.8 million, and gaming operations equipment impairment of $2.7 million. Further Alabama impairment of $8.2 million was recognized in the fourth quarter of fiscal 2010, including note allowances of $4.3 million and equipment impairment of $3.9 million.

At March 31, 2011, the recorded investment of impaired Alabama development financing loans totaled $83.9 million and related allowances totaled $51.9 million. Revenues or interest income related to these assets were recorded on a cash basis since the second quarter of fiscal 2010 as collectability was not reasonably assured.

8.	CONCENTRATIONS OF CREDIT RISK

Our receivables were concentrated in the following legalized gaming regions at March 31, 2011:

North America
Nevada	10%
Oklahoma	6
Alabama	5
Other (less than 5% individually)	29
50%

International
Argentina	24%
Europe	12
Australia	5
Other (less than 5% individually)	9
50%

9.	GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity by Segment	North
For The Six Months Ended March 31, 2011	America	International	Total
(In millions)
Beginning balance	$1,042.8	$108.8	$1,151.6
Accumulated impairment charges	-	-	-
Adjusted goodwill	1,042.8	108.8	1,151.6

Foreign currency/purchase price adjustment	-	1.4	1.4
Ending balance	$1,042.8	$110.2	$1,153.0

Other Intangibles

During the six months ended March 31, 2011, we capitalized $0.7 million of patent legal costs with a weighted average life of 5 years.

	March 31, 2011			September 30, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Patents	$382.6	$251.3	$131.3	$387.3	$238.8	$148.5
Developed technology	76.0	50.0	26.0	75.9	46.7	29.2
Contracts	26.2	19.0	7.2	26.2	17.9	8.3
Reacquired rights	13.5	1.6	11.9	13.4	1.0	12.4
Customer relationships	8.8	6.1	2.7	8.8	5.7	3.1
Trademarks	3.5	3.0	0.5	3.5	2.9	0.6
Total	$510.6	$331.0	$179.6	$515.1	$313.0	$202.1

Aggregate amortization expense totaled $11.0 million in the current quarter versus $12.5 million in the prior year quarter, and $23.3 million in the six months ended March 31, 2011 versus $25.2 million for the prior year period.

	2011	2012	2013	2014	2015
(In millions)
Estimated annual amortization	$45.2	$38.4	$35.0	$30.9	$21.9

10.	CREDIT FACILITIES AND INDEBTEDNESS

	March 31,	September 30,
Outstanding debt at	2011	2010
(In millions)
Old Domestic credit facility	$-	$100.0
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal	1,650.0	1,750.0
3.25% Convertible Notes discount	(109.0)	(124.1)
7.5% Bonds discount	(2.4)	(2.5)
5.5% Bonds discount	(1.2)	(1.2)
7.5% Swap fair value adjustment	15.9	33.9
5.5% Swap fair value adjustment	(4.2)	18.2
Total outstanding debt, net	$1,549.1	$1,674.3

IGT was in compliance with all applicable debt covenants at March 31, 2011. Embedded features of all debt agreements were evaluated and did not require bifurcation at March 31, 2011.

Old Domestic Credit Facility

At March 31, 2011, no amounts were drawn on our domestic revolving credit facility, $1.2 billion was available, $16.7 million was reserved for letters of credit and performance bonds, the interest rate was LIBOR plus 260 bps, and the facility fee was 65 bps.

The size of our domestic credit facility was reduced by $238.0 million concurrent with the maturity of the non-extended portion on December 19, 2010 and by $42.0 million on December 30, 2010 with payment in full of the term loan issued upon conversion of 50% of amounts outstanding on December 19, 2010.

Subsequent to March 31, 2011, the old domestic credit facility was replaced with our new domestic credit facility described below.

New Domestic Credit Facility

On April 14, 2011, we entered into a new unsecured $750.0 million domestic credit facility with a syndicate of banks replacing the old domestic credit facility of $1.2 billion. The new facility provides a $750.0 million revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline borrowing.  We may request to increase the new facility size by an additional $250.0 million at any time during its term, subject to lenders’ discretion.  The new facility matures on April 14, 2016, at which time all amounts outstanding are immediately due and payable.

The new facility interest rates and facility fees are more favorable than those of the old facility and are based on our public debt ratings or our Net Funded Debt to EBITDA ratio, whichever is more favorable to IGT. Net Funded Debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. The initial interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps at the Baa2/BBB pricing level. Additional debt issuance costs of approximately $4.5 million will be capitalized together with $9.8 million of deferred offering costs remaining from the old facility and amortized to interest expense over the new facility term.

The new domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no event of default. The following new facility covenants are less restrictive than those under the old facility (all terms as defined per the new facility):

•	a minimum ratio of 3.00 adjusted EBITDA to interest expense (interest coverage ratio)

•	a maximum ratio of 3.50 for net funded debt to adjusted EBITDA (net funded debt leverage ratio)

•	certain restrictions on our ability to:

▪	pledge the securities of our subsidiaries

▪	permit our subsidiaries to incur or guaranty additional debt, or enter into swap agreements

▪	incur liens

▪	merge with or acquire other companies, liquidate or dissolve

▪	sell, transfer, lease or dispose of all or substantially all assets

▪	change the nature of our business

The new facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants.  An event of default, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, lenders may cease making loans and/or terminate commitments, and cross default provisions may be triggered in other debt issuances.

Foreign Credit Facilities

At March 31, 2011, $10.4 million was available and nothing was drawn under our revolving credit facility in Australia, which generally renews annually with maturity in February and is guaranteed by the parent company, International Game Technology.

Convertible Debt

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In millions)

3.25% Convertible Notes
Contractual interest expense	$6.9	$6.9	$13.8	$13.8
Discount amortization	7.6	6.9	15.0	13.8
Remaining discount amortization period	3.1 years

2.6% Convertible Debentures
Contractual interest expense	$-	$-	$-	$3.8
Discount amortization	-	-	-	2.7

Bonds

Interest rate swaps executed in conjunction with our Bonds are described in Note 15.

11.	CONTINGENCIES

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our future results of operations, financial position, or cash flows.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denies the remaining allegations.

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

On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On January 8, 2009, Bally moved to dismiss the appeal on jurisdictional grounds. On February 2, 2009, the Federal Circuit denied the Bally motion without prejudice to the parties raising jurisdictional issues in their merits briefs. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings. On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. At the February 1, 2010 hearing on the motion, the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims.

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

On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims, except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983, have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed.

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

This case recommenced in the District Court and on May 13, 2010, the District Court entered an order granting IGT’s motion for summary judgment of non-infringement.  Aristocrat is appealing this judgment.  Proceedings on IGT’s claim that Aristocrat committed inequitable conduct in reviving a related patent application are continuing in the District Court.  A trial was held the week of April 4, 2011 on the inequitable conduct issues and a decision is pending.

2010 Central Federal District Court of California

On November 15, 2010, IGT filed a complaint in the US District Court for the Central District of California against Aristocrat Leisure Limited of Australia and its US affiliate Aristocrat Technologies, Inc. (collectively “Aristocrat”) seeking a preliminary and permanent injunction and damages for the infringement of US Patent No. 6,620,047 (the “’047 patent”) and US Patent No. RE 39,370 (the “’370 patent”) in violation of 35 U.S.C. section 271.

On January 28, 2011, IGT asserted an additional claim against Aristocrat for infringement of US Patent No 7,063,615 (the “’615 patent”) seeking similar relief. IGT asserts that Aristocrat infringes on the ‘047, the ‘370, and the ‘615 patents in connection with the sale and distribution of gaming devices, including the Viridian WS slot machine, without authorization or license from IGT. Aristocrat has denied infringement, filed various affirmative defenses and counterclaimed for patent invalidity.  A pretrial schedule has been set and the case is proceeding.  Trial is set for June 12, 2012.

Rice (formerly Piercey) v Atlantic Lotteries

In May 2010, Atlantic Lotteries commenced an action against International Game Technology, VLC, Inc. and IGT-Canada, wholly-owned subsidiaries of International Game Technology, and other manufacturers of video lottery machines in the Supreme Court of New Foundland and Labrador seeking indemnification for any damages that may be awarded against Atlantic Lotteries in a class action suit also filed in the Supreme Court of New Foundland and Labrador. A motion for class certification has been filed by plaintiff but has not yet scheduled for argument. In the interim, plaintiff has filed a motion to preclude the third party defendants from participating on the motion to certify. By a decision and order, dated April 28, 2011, the Court denied plaintiff’s motion to preclude third party defendants from participating on the motion to certify.

Shareholder Actions

Securities Class Action

On July 30, 2009, International Brotherhood of Electrical Workers Local 697 filed a putative securities fraud class action in the US District Court for the District of Nevada, alleging causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act against IGT and certain of its current and former officers and directors. The complaint alleges that between November 1, 2007 and October 30, 2008, the defendants inflated IGT's stock price through a series of materially false and misleading statements or omissions regarding IGT's business, operations, and prospects. In April 2010, plaintiffs filed an amended complaint.  In March 2011, defendants’ motion to dismiss that complaint was granted in part and denied in part. The Court found that the allegations concerning statements about the seasonality of game play levels and announcements of projects with Harrah’s and City Center were sufficient to state a claim.  Plaintiffs did not state a claim based on the remaining statements about earnings, operating expense, or forward-looking statements about play levels and server-based technology. No pre-trial schedule has been set.

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints asserted claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints sought an unspecified amount of damages and allege similar facts as the securities class action lawsuit.

The complaints additionally alleged that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The actions were consolidated and subsequently a consolidated derivative complaint was filed in December 2009. Defendants moved to dismiss that complaint. On July 6, 2010, the Court granted the defendants’ motion to dismiss, with leave to amend.  After plaintiffs elected not to amend, the court entered judgment in favor of the defendants.  The plaintiff in Israni v. Bittman, et al. has appealed.

On September 30, 2009, the Company was nominally sued in a derivative lawsuit filed in the Second Judicial District Court of the State of Nevada, County of Washoe. Plaintiff purportedly filed the action on behalf of the Company. The lawsuit, captioned Kurz et al. v. Hart et al., Case No. cv-0-9-02982, asserted claims against various current and former officers and directors for breach of fiduciary duties and unjust enrichment. The complaint generally made the same allegations as the federal derivative complaints and seeks an unspecified amount of damages. The action was dismissed by stipulation of the parties.

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit filed in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant.  Motions to dismiss have been filed.

In February 2011, another shareholder sent a demand letter to the Company’s Board of Directors requesting that the Board investigate, address and remedy allegations similar to those set forth in the derivative actions described above. On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255.  The claims and allegations in this complaint are similar to those asserted in the securities class action and derivative actions described above.  A motion to dismiss has been filed.

ERISA Actions

On October 2, 2009, two putative class action lawsuits were filed on behalf of participants in the Company’s employee pension plans, naming as defendants the Company, the IGT Profit Sharing Plan Committee, and several current and former officers and directors. The actions, filed in the US District Court for the District of Nevada, are captioned Carr et al. v. International Game Technology et al., Case No. 3:09-cv-00584, and Jordan et al. v. International Game Technology et al., Case No. 3:09-cv-00585. The actions were consolidated.  The consolidated complaint (which seeks unspecified damages) asserts claims under the Employee Retirement Income Security Act, 29 U.S.C §§ 1109 and 1132.

The consolidated complaint is based on allegations similar to those in the securities and derivative lawsuits described above, and further alleges that the defendants breached fiduciary duties to Plan Participants by failing to disclose material facts to Plan Participants, failing to exercise their fiduciary duties solely in the interest of the Participants, failing to properly manage Plan assets, and permitting Participants to elect to invest in Company stock. In March 2011, defendants’ motion to dismiss the consolidated complaint was granted in part and denied in part.  No pre-trial schedule has been set.

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

On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and awarded damages in an amount equal to approximately $2.2 million, which we have accrued.  On March 9, 2011, IGT filed its Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial or for Remittitur.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at March 31, 2011 totaled $34.2 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $7.5 million at March 31, 2011. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $9.2 million at March 31, 2011.

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

Six Months Ended March 31,	2011	2010
(In millions)
Balance at beginning of year	$9.3	$7.9
Reduction for payments made	(3.3)	(4.5)
Accrual for new warranties issued	4.9	4.8
Adjustments for pre-existing warranties	(2.3)	(0.6)
Balance at end of period	$8.6	$7.6

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

Our effective tax rate for the six months ended March 31, 2011 decreased to 32.3% from 35.4% for the same prior year period as a result of the realization of benefits from an increase in the manufacturing deduction and the retroactive reinstatement of the R&D tax credit.

As of March 31, 2011, we had $104.1 million of gross UTBs excluding related accrued interest and penalties of $25.7 million. As of March 31, 2011, $69.2 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate, if recognized. During the six months ended March 31, 2011, our UTBs increased $20.3 million comprised of $7.7 million related to positions taken during a prior year and $12.6 million related to positions taken during the current year. Also during the six months ended March 31, 2011, related interest and penalties increased $3.0 million.

We are currently under audit by the IRS for amended returns filed for fiscal years 1999 and 2006, as well as our originally filed return for 2009. We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.	EARNINGS PER SHARE

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In millions, except per share amounts)
Income from continuing operations available to common shares (1)	$69.6	$25.7	$143.0	$101.1
Basic weighted average shares outstanding	298.4	295.9	298.0	295.5
Dilutive effect of non-participating share-based awards	1.5	1.4	1.4	2.2
Diluted weighted average common shares outstanding	299.9	297.3	299.4	297.7

Basic earnings per share from continuing operations	$0.23	$0.08	$0.48	$0.34
Diluted earnings per share from continuing operations	$0.23	$0.08	$0.48	$0.34

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	16.5	14.3	16.6	10.8
Debentures	-	-	-	0.1
Notes	42.6	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

(1) Income from continuing operations available to participating securities was not significant

14.	OTHER COMPREHENSIVE INCOME

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In millions)
Net income	$69.6	$0.7	$143.3	$74.0
Currency translation adjustments	9.3	(5.5)	9.5	(2.3)
Investment unrealized gains	1.0	3.4	0.5	9.3
Comprehensive income	$79.9	$(1.4)	$153.3	$81.0

15.	FINANCIAL DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $32.0 million at March 31, 2011 and $26.7 million at September 30, 2010.

In May 2007, we executed five-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 3). In conjunction with the early redemption of our CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. The notional amount of foreign currency contracts hedging this exposure totaled $15.0 million for which there was no ineffectiveness during the six months ended March 31, 2011.

Interest Rate Management

In conjunction with our 7.5% Bonds issued in June 2009, we executed $250.0 million notional value of interest rate swaps that exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset two business days before the 15th of each month. On April 18, 2011, we additionally executed $250.0 million notional value interest rate swaps that exchange the remaining fixed interest payments on our 7.5% Bonds for variable rate interest payments based on six-month LIBOR plus 409 bps reset in arrears two business days before June 15 and December 15 each year. All of these swaps terminate on June 15, 2019.

In conjunction with our 5.5% Bonds issued in June 2010, we executed $300.0 million notional value of interest rate swaps that terminate on June 15, 2020. These swaps effectively exchange 5.5% fixed interest payments for variable rate interest payments based on the six-month LIBOR plus 186 bps reset in arrears two business days before June 15 and December 15 each year. These swaps terminate on June 15, 2020.

All of our interest rate swaps are designated fair value hedges against changes in the fair value of a portion of their related bonds. Net amounts receivable or payable under our swaps settle semiannually on June 15 and December 15. Our assessments have determined that our interest rate swaps are highly effective.

Presentation of Derivative Amounts

	March 31,	September 30,
Balance Sheet Location and Fair Value	2011	2010
(In millions)
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.3	$-
Foreign currency contracts: Other liabilities (current)	1.1	2.2
Designated Hedges
Interest rate swaps: Other assets (noncurrent)	$16.1	$52.1
Interest rate swaps: Long-term debt	11.7	52.1

	Quarters Ended		Six Months Ended
	March 31,		March 31,
Income Statement Location and Gain (loss)	2011	2010	2011	2010
(In millions)
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.6	$0.3	$1.3	$0.7
Designated Hedges
Foreign currency contracts: Other income (expense)	$-	$0.1	$-	$0.1
Interest rate swap - ineffectiveness: Other income (expense)	(0.2)	(0.3)	0.3	(0.8)
Interest rate swap - effectiveness: Interest expense	4.8	2.4	9.4	4.7

16.	FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
(In millions)
March 31, 2011
Money market funds	$112.4	$112.4	$-	$-
Investments in unconsolidated affiliates	21.4	-	-	21.4
Derivative assets	16.4	-	16.4	-
Derivative liabilities	(12.8)	-	(12.8)	-

September 30, 2010
Money market funds	$137.5	$137.5	$-	$-
Investments in unconsolidated affiliates	34.0	12.7	-	21.3
Derivative assets	52.1	-	52.1	-
Derivative liabilities	(54.3)	-	(54.3)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	Six Months Ended March 31,
	2011	2010
	Investments in Unconsolidated Affiliates	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
(In millions)
Beginning balance	$21.3	$78.4	$21.3
Total gain (loss):
Included in other income (expense) - other	(2.0)	-	0.2
Included in other comprehensive income	1.0	7.9	-
Purchases, issuances, accretion, settlements	1.1	1.4	(13.1)
Ending balance	$21.4	$87.7	$8.4

Net change in unrealized gain (loss) included
in earnings related to instruments still held	$(2.0)	$-	$0.2

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

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying		Unrealized
March 31, 2011	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$410.9	$455.3	$44.8	$0.4
Notes & contracts receivable	310.3	311.4	1.1	-
Jackpot liabilities	(526.0)	(504.5)	21.5	-
Debt	(1,537.4)	(1,853.8)	-	316.4

	Carrying		Unrealized
September 30, 2010	Amount	Fair Value	Gain	Loss
(In millions)
Jackpot investments	$425.9	$495.2	$73.1	$3.8
Notes & contracts receivable	356.0	356.8	0.8	-
Jackpot liabilities	(570.9)	(567.5)	3.4	-
Debt	(1,622.2)	(1,933.2)	-	311.0

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

Business Segment Information

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In millions)
NORTH AMERICA
Revenues	$367.9	$364.2	$719.6	$733.3
Gaming operations	232.9	240.5	450.9	474.3
Product sales	135.0	123.7	268.7	259.0
Gross profit	215.8	203.7	425.8	418.4
Gaming operations	141.3	143.1	275.3	284.7
Product sales	74.5	60.6	150.5	133.7
Operating income	121.1	52.1	234.6	170.5

INTERNATIONAL
Revenues	$124.4	$122.6	$237.5	$268.6
Gaming operations	44.7	39.6	87.4	82.5
Product sales	79.7	83.0	150.1	186.1
Gross profit	76.2	68.2	142.4	149.3
Gaming operations	31.6	30.0	62.4	61.1
Product sales	44.6	38.2	80.0	88.2
Operating income	35.4	34.2	65.7	80.7

CORPORATE (unallocated)
Operating expenses	$(25.6)	$(22.0)	$(48.0)	$(43.2)

CONSOLIDATED
Revenues	$492.3	$486.8	$957.1	$1,001.9
Gaming operations	277.6	280.1	538.3	556.8
Product sales	214.7	206.7	418.8	445.1
Gross profit	292.0	271.9	568.2	567.7
Gaming operations	172.9	173.1	337.7	345.8
Product sales	119.1	98.8	230.5	221.9
Operating income	130.9	64.3	252.3	208.0

18.	DISCONTINUED OPERATIONS

Discontinued operations included the closure of our international operations in Japan and the divestiture of our equity interest in DigiDeal during fiscal 2010.  An outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In millions)
Revenues	$-	$7.6	$-	$8.2

Income (loss) before tax	$-	$(25.6)	$0.3	$(28.8)
Income tax benefit (provision)	-	0.6	-	1.7
Income (loss) from discontinued operations, net of tax	$-	$(25.0)	$0.3	$(27.1)

Summary of Assets and Liabilities of Discontinued Operations

Assets of discontinued operations were presented as a component of current other assets and deferred costs, and liabilities of discontinued operations were presented as a component of other accrued liabilities below.

	March 31,	September 30,
	2011	2010
(In millions)
Assets
Current assets	$0.1	$0.2
Non-current assets	0.1	0.1
Total assets of discontinued operations	$0.2	$0.3

Liabilities
Current liabilities
Accounts payable	$-	$0.3
Other accrued liabilities	5.2	5.2
Total liabilities of discontinued operations	$5.2	$5.5

19.	SUBSEQUENT EVENTS

Entraction Tender Offer

On May 5, 2011, IGT, through a wholly-owned subsidiary, launched a tender offer to acquire all of the outstanding shares of Entraction Holding AB, a limited liability company incorporated under the laws of Sweden, at approximately $11.11 per share for total cash consideration of approximately $115 million. The initial acceptance period for the offer is schedule to run from May 13, 2011 up to and including June 7, 2011.

Established in 2000 and based in Stockholm, Sweden, Entraction operates one of the world’s largest, legal online poker networks and is a leading supplier of online gaming products and services. This transaction will advance IGT’s position in legalized interactive gaming markets and strengthens our portfolio to include online poker, bingo, casino, and sports betting. The tender offer is subject to certain closing conditions, including the receipt of certain regulatory approvals and acceptance of the tender offer by Entraction shareholders holding more than 90% of the outstanding shares. This transaction is expected to close prior to the end of fiscal 2011.  IGT expects to fund the transaction from available cash on its balance sheet.

UK Barcrest Group Disposition

On April 26, 2011, International Game Technology and two of its subsidiaries entered into a definitive agreement with Scientific Games Corporation to sell the UK Barcrest Group to Scientific Games for net cash consideration of approximately $54 million at closing, subject to a working capital adjustment, plus additional future consideration of up to approximately $12 million related to certain customer arrangements. This transaction provides strategic alignment for our core objectives and is expected to close during the second half of IGT’s fiscal 2011, subject to certain customary consents and regulatory approvals.

The Barcrest Group contributed revenues and net income, respectively, of $28.9 million and $3.1 million for the first six months of fiscal 2011 and $70.0 million and $7.1 million for the full year ended September 30, 2010. At March 31, 2011, the carrying amount of the Barcrest Group assets to be sold totaled $78.6 million and liabilities totaled $14.6 million. Preliminarily, we estimated a pre-tax loss on this transaction of up to $22 million and the Barcrest Group will be reclassified to discontinued operations in future reporting.

New Domestic Credit Facility

On April 14, 2011, we entered into a new unsecured $750.0 million domestic credit facility with a syndicate of banks replacing the old domestic credit facility of $1.2 billion. The new facility matures on April 14, 2016 and provides a $750.0 million revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline borrowing. See Note 10 for additional information about the new facility.

Additional Interest Rate Swaps

On April 18, 2011, we executed $250.0 million notional value interest rate swaps that exchange the remaining fixed interest payments on our 7.5% Bonds for variable rate interest payments based on six-month LIBOR plus 409 bps reset in arrears two business days before June 15 and December 15 each year. These swaps terminate on June 15, 2019. See Note 15 for additional information about our interest rate management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and the current business environment from the perspective of our company’s management. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2010, as well as the accompanying Unaudited Consolidated Interim Financial Statements and Notes included in Item 1 of this Form 10-Q.

Unless the context indicates otherwise, International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities. Italicized text in this document with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors. All comparisons herein refer to the second quarter and six months ended March 31, 2011 as compared with the second quarter and six months ended March 31, 2010, unless otherwise noted. As used in this report, “current” refers to the fiscal periods ended March 31, 2011.

All Note references herein refer to the Notes to our Unaudited Consolidated Interim Financial Statements in Item 1 of this Form 10-Q. Unless otherwise noted, tabular amounts are displayed in millions except EPS and units.

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our ability to successfully introduce new products and their impact on replacement demand

•	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives

•	our leadership position in the gaming industry

•	the advantages offered to customers by our anticipated products and product features

•	gaming growth, expansion, and new market opportunities

•	mergers, acquisitions and divestitures

•	research and development activities, including anticipated benefits from such activities

•	fluctuations in future gross margins and tax rates

•	increasing product sales or machine placements

•	legislative or regulatory developments and related market opportunities

•	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, and share repurchases

•	losses from off-balance sheet arrangements

•	financial returns to shareholders related to management of our costs

•	the impact of recently adopted accounting pronouncements

•	the outcome and expense of litigation

•	anticipated increased revenue yields and operating margin if general economic conditions improve

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

We manage our operations in two geographic business segments, North America and International, with certain unallocated income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 17 for additional business segment information.

The results for our second quarter ended March 31, 2011 reflect product sales improvement, contributing to higher overall revenues, gross profit, and operating income compared to the same quarter last year. Decreased revenues for the first half of fiscal 2011 were negatively affected by intense competition, fewer new casino openings or expansions, and conservative customer spending in a lagging economic recovery. Improved operating income for the three and six months was primarily due to prior year impairment charges related to the Alabama charitable bingo market closures. For a more in-depth analysis of our current results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

While the future is especially uncertain right now and visibility continues to be limited, we anticipate leveraging our diverse revenue base and making prudent investments to produce consistent financial results over the long term. Overall, the company made positive strides during the second quarter of fiscal 2011 and continues to focus on the following key objectives:

Revenue Improvement —

Although consolidated gaming operations revenues decreased 1% for the quarter on a lower installed base, our yields (revenue per unit per day) improved overall. Yield performance improvement was attributable to higher play levels and an increasing mix of newer, higher-yielding game titles. Our installed base decreased 3% compared to last year, largely related to charitable bingo facility closures in Alabama and lease unit conversions to for-sale in Mexico.

We continued to address replacement sales with promotional customer incentives, which helped to increase our ship-share during the second quarter of fiscal 2011. Efficiencies gained in our manufacturing processes through simplification and standardization helped to offset these promotional costs and improve our product sales gross profit margin.

A higher contribution from non-machine revenues during the fiscal 2011 periods, largely from network gaming systems, was also favorable to our product sales gross margin. To date, we have installed or contracted to install our innovative sbX® integrated gaming solutions around the world, not only in many US locations, but also in Macau, Malaysia, South Africa, the Philippines, Portugal, Mexico, the Bahamas, and Chile. We believe our open network strategy will drive the creation of additional sbX® application utilities that differentiate the next-generation slot floor and compel game sales.

The recent development of our for-sale multi-game configurable Universal Slant-top machine, convertible into video poker, stepper, or multi-layer display video reels, is capturing our customers’ attention. During the second quarter, we also launched our G23v2 platform, adding the versatility of our quick-change G23 gaming operations platform to our for-sale product line. These developments are anticipated to stimulate future sales.

Increase profitability and innovation in our gaming operations line —

We focus our investments in innovation to strengthen our portfolio of products and services. We are responding to continued competitive pressure and conservative customer spending in a lagging economic recovery with aggressive product innovation. As part of the ongoing revitalization of our gaming operations installed base, we are increasing the velocity of game releases, creating common platforms easily upgradable for new games, and increasing our content offerings around popular culture themes and brands. Additionally, with the implementation of process improvements, we have reduced development time and costs per game produced.

We are supporting our unlimited-content platform innovations, such as Center Stage and the quick-change G23 stand-alone, with an ample supply of new games. Our Sex and the City™ games continue to perform well, and we are anticipating the upcoming releases for The Hangover™, Ghostbusters™, Dark Knight™, and Dirty Dancing®.

Efficiency Improvement —

By leveraging our broad portfolio of products and services across all regions and expanding the use of standard platforms to further leverage our scale, we are working to optimize efficiency across the company. Consolidated gross margin improved over the prior year periods, reflecting our improved business mix and operating leverage, as well as the continued success of productivity initiatives.

Part of our broader global strategy includes shifting business mix and exiting non-core operations while increasing our presence in higher-value areas. Consistent with our focus on leveraging investments into potential higher returns, we executed a definitive agreement on April 26, 2011 to sell our UK Barcrest Group to Scientific Games Corporation for approximately $66 million. We expect to reinvest this harvested capital into growth opportunities that we anticipate will provide greater leverage and stronger returns, such as augmenting our investment in R&D and our global customer base. See Note 19 for information about the sale of the Barcrest Group and Note 18 for information about discontinued operations in Japan and the divestiture of our majority interest in DigiDeal during fiscal 2010.

On April 14, 2011, we entered into a new revolving domestic credit facility with a syndicate of banks at more favorable rates and less restrictive covenants as discussed further below under LIQUIDITY AND CAPITAL RESOURCES—Credit Facilities and Indebtedness. With no outstanding balance on our domestic credit facilities at April 30, 2011, we have more flexibility to invest in strategic opportunities with higher returns. These opportunities could potentially include increasing our investment in gaming operations, augmenting our interactive product offerings, expanding our studio development capabilities, and enhancing our international distribution.

 Increasing International Presence and Market Penetration —

As we continue to monitor potential gaming growth, we are cautiously optimistic about future opportunities over the next few years, specifically the International markets of Latin America and Asia, as well as North America markets in Illinois, Ohio, Maryland, Massachusetts, and Canada. Several US state legislatures are expected to consider legislation to legalize or expand some form of gaming as a means of addressing significant budget shortfalls in 2011. Markets outside of the US are expected to grow faster than in the US and we are localizing our sales presence in these markets, as we increase scalability and prepare for new opportunities.

 Accelerate Interactive Growth —

As a number of jurisdictions around the world consider the legalization of online gaming, our goal is to become a major supplier of interactive online gaming products and services. We view our interactive product line as a potential source of sustainable growth. We have a long history and strong base of gaming experience from which to build and become a global, full-service partner in the interactive online gaming marketplace.

In anticipation of new regulated online and mobile market opportunities, we are expanding our interactive gaming infrastructure in the US. In March 2011, we relocated our San Francisco interactive headquarters into a larger facility to accommodate the anticipated global growth of interactive gaming. We are also aligning our development efforts to capitalize on a growing trend toward converged infrastructure products that integrate land-based casino games with online games.

On May 5, 2011, we launched a tender offer to acquire the outstanding shares of Entraction Holding AB at approximately $11.11 per share for total cash consideration of approximately $115 million. Established in 2000 and based in Stockholm, Sweden, Entraction operates one of the world’s largest legal online poker networks and is a leading supplier of online gaming products and services. We believe this transaction will advance IGT’s position in legalized interactive gaming markets and strengthens our portfolio to include online poker, bingo, casino, and sports betting. The acquisition is expected to be completed by the end of our fiscal year 2011, subject to certain closing conditions, including regulatory approvals and acceptance of the tender offer by Entraction shareholders holding more than 90% of the outstanding shares. Also see Note 19.

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2011	2010	Amount		%	2011	2010	Amount		%
Revenues	$492.3	$486.8	$5.5		1%	$957.1	$1,001.9	$(44.8)		-4%
Gaming operations	277.6	280.1	(2.5)		-1%	538.3	556.8	(18.5)		-3%
Product sales	214.7	206.7	8.0		4%	418.8	445.1	(26.3)		-6%
Machines	136.5	134.4	2.1		2%	259.8	295.6	(35.8)		-12%
Non-machine	78.2	72.3	5.9		8%	159.0	149.5	9.5		6%
Gross profit	$292.0	$271.9	$20.1		7%	$568.2	$567.7	$0.5		-
Gaming operations	172.9	173.1	(0.2)		-	337.7	345.8	(8.1)		-2%
Product sales	119.1	98.8	20.3		21%	230.5	221.9	8.6		4%
Gross margin	59%	56%	3	pp	5%	59%	57%	2	pp	4%
Gaming operations	62%	62%	-	pp	-	63%	62%	1	pp	2%
Product sales	55%	48%	7	pp	15%	55%	50%	5	pp	10%
Units
Gaming operations installed base	57,100	58,700	(1,600)		-3%	57,100	58,700	(1,600)		-3%
Fixed	10,100	10,000	100		1%	10,100	10,000	100		1%
Variable	47,000	48,700	(1,700)		-3%	47,000	48,700	(1,700)		-3%
Product sales shipped (1)	10,000	9,500	500		5%	18,700	20,700	(2,000)		-10%
New	3,800	2,000	1,800		90%	6,000	6,200	(200)		-3%
Replacement	6,200	7,500	(1,300)		-17%	12,700	14,500	(1,800)		-12%
Product sales recognized (2)	10,200	10,300	(100)		-1%	19,600	22,200	(2,600)		-12%

Operating income	$130.9	$64.3	$66.6		104%	$252.3	$208.0	$44.3		21%
Operating margin	27%	13%	14	pp	108%	26%	21%	5	pp	24%
Income from continuing operations	$69.6	$25.7	$43.9		171%	$143.0	$101.1	$41.9		41%
Loss from discontinued operations	-	(25.0)	25.0		*	0.3	(27.1)	27.4		*
Net income	69.6	0.7	68.9		*	143.3	74.0	69.3		*

Diluted EPS
Continuing operations	$0.23	$0.08	$0.15		188%	$0.48	$0.34	$0.14		41%
Discontinued operations (3)	-	(0.08)	0.08		*	-	(0.09)	0.09		*
Net income	0.23	-	0.23		*	0.48	0.25	0.23		*

(1) includes units where revenues were deferred to future periods
(2) correlates with revenues recognized during the period
(3) see Note 18

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Operating income increased primarily due to product sales improvement and lower operating expenses. Favorable changes in foreign exchange rates increased current quarter revenues by approximately $3.7 million. Operating expenses decreased primarily due to prior year impairment charges of $53.1 million ($33.4 million after 37.1% tax) discussed below under Operating Expenses. Income from continuing operations also benefited from favorable income tax rates discussed further below under Income Tax Provision.

Six months ended March 31, 2011 compared with six months ended March 31, 2010

Improved income from continuing operations and operating income was primarily related to prior year impairment charges noted above. Gross margin improvements completely offset revenue decreases in both gaming operations and product sales, which were attributable to intense competition, fewer new casino openings, and conservative customer spending in a lagging economic recovery. Additionally, our gaming operations installed base has been reduced from property closures in the Alabama electronic charitable bingo market during fiscal 2010. Favorable foreign exchange rates increased revenues by approximately $5.2 million. Income from continuing operations also benefited from lower interest costs, gain on the sale of our CLS equity investment, and favorable tax rates, discussed further below under Other Income (Expense) and Income Tax Provision.

Consolidated Gaming Operations

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Gaming operations revenues declined primarily due to fewer variable units in our installed base, largely from the removal or shut-down of electronic charitable bingo terminals in Alabama and conversions of leased games to for-sale units in Mexico. Installed base decreases in North America were partially offset by International increases. Gross profit and margin were relatively flat compared to the prior year quarter, as yield improved 5% from increased play levels, offsetting our lower installed base. Additionally, our installed base continues to shift toward a greater mix of higher-margin games that do not include an IGT-sponsored jackpot (non-WAP).

Six months ended March 31, 2011 compared with six months ended March 31, 2010

Gaming operations revenues and gross profit decreased with our lower installed base. Gross margin improvement was attributable to higher yield from increased play levels, as well as the removal of lower-yielding Alabama and Mexico units. Jackpot expense decreased $1.8 million primarily due to favorable interest rate movement.

Consolidated Product Sales

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Product sales revenues increased primarily due to increased non-machine revenues. Decreases in international units recognized were partially offset by increased units recognized in North America. Improvements in gross profit and margin exceeded revenue improvements primarily due to a greater contribution from higher-margin non-machine sales, favorable geographic product mix, and reduced material costs including lower obsolescence and rework charges.

Six months ended March 31, 2011 compared with six months ended March 31, 2010

Product sales revenues decreased primarily on lower international units recognized, partially offset by higher non-machine sales and favorable changes in foreign exchange rates. Despite the decreased revenue, gross profit and gross margin improved due to a higher contribution from higher-margin non-machine sales, lower discounts largely related to the expiration of promotional conversion credits, reduced material costs resulting from productivity initiatives, and favorable foreign exchange rates. Deferred revenue decreased $6.9 million during the first six months of fiscal 2011, primarily related to the completion of obligations under multi-element contracts.

Consolidated Operating Expenses

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2011	2010	Amount	%	2011	2010	Amount	%
Selling, general and administrative	$92.9	$84.7	$(8.2)	-10%	$177.8	$172.0	$(5.8)	-3%
Research and development	51.3	51.1	(0.2)	-	103.0	96.5	(6.5)	-7%
Depreciation and amortization	16.9	18.7	1.8	10%	35.1	38.1	3.0	8%
Impairment	-	53.1	53.1	*	-	53.1	53.1	*
Total operating expenses	$161.1	$207.6	$46.5	22%	$315.9	$359.7	$43.8	12%
Percent of revenues	33%	43%			33%	36%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

The decrease in operating expenses was primarily due to prior year impairment related to the Alabama charitable bingo market closures and lower depreciation. These decreases were partially offset by increased costs of $3.7 million related to our interactive gaming initiatives and higher variable compensation expense.

Six months ended March 31, 2011 compared with six months ended March 31, 2010

Operating expenses decreased primarily attributable to prior year impairment and lower depreciation. These decreases were partially offset by increased costs of $6.5 million related to interactive gaming initiatives, as well as higher variable compensation expenses combined with maintaining cost efficiencies from a lower employee base achieved in our previous restructuring.

Consolidated Other Income (Expense)

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2011	2010	Amount	%	2011	2010	Amount	%
Interest Income	$13.3	$15.4	$(2.1)	-14%	$26.6	$31.4	$(4.8)	-15%
WAP investments	5.7	6.4	(0.7)	-11%	11.5	12.8	(1.3)	-10%
Receivables and investments	7.6	9.0	(1.4)	-16%	15.1	18.6	(3.5)	-19%
Interest Expense	(35.6)	(39.0)	3.4	9%	(71.0)	(82.2)	11.2	14%
WAP jackpot liabilities	(5.7)	(6.3)	0.6	10%	(11.5)	(12.6)	1.1	9%
Borrowings	(22.6)	(25.8)	3.2	12%	(45.0)	(53.1)	8.1	15%
Convertible debt equity discount	(7.3)	(6.9)	(0.4)	-6%	(14.5)	(16.5)	2.0	12%
Other	(1.0)	0.6	(1.6)	*	3.2	(0.7)	3.9	*
Total other income (expense)	$(23.3)	$(23.0)	$(0.3)	-1%	$(41.2)	$(51.5)	$10.3	20%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

The unfavorable variance in total other income (expense) was primarily due to lower interest income and derivative fair value adjustments, partially offset by reduced interest expense on lower borrowings.

Six months ended March 31, 2011 compared with six months ended March 31, 2010

The favorable variance in total other income (expense) was primarily due to decreased interest expense on lower debt, and a gain of $4.3 million on the sale of our CLS equity investment, partially offset by decreased  interest income. WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Consolidated Income Tax Provision (See Note 12)

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2011	2010	Amount		2011	2010	Amount
Income tax provision	$38.0	$15.6	$(22.4)		$68.1	$55.4	$(12.7)
Effective tax rate	35.3%	37.8%	2.5	pp	32.3%	35.4%	3.1	pp

Our effective tax rate on income from continuing operations decreased for the first six months of fiscal 2011 primarily due to an increase in the manufacturing deduction and the retroactive reinstatement of the R&D tax credit. Certain favorable discrete tax items of $7.0 million related to the manufacturing deduction and the retroactive R&D tax credit were recorded in the first quarter of fiscal 2011.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for the North America and International segments below reflects applicable operating expenses. See Note 17 for additional business segment information.

North America

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2011	2010	Amount		%	2011	2010	Amount		%
Revenues	$367.9	$364.2	$3.7		1%	$719.6	$733.3	$(13.7)		-2%
Gaming operations	232.9	240.5	(7.6)		-3%	450.9	474.3	(23.4)		-5%
Product sales	135.0	123.7	11.3		9%	268.7	259.0	9.7		4%
Machines	77.8	74.1	3.7		5%	153.3	157.8	(4.5)		-3%
Non-machine	57.2	49.6	7.6		15%	115.4	101.2	14.2		14%
Gross profit	$215.8	$203.7	$12.1		6%	$425.8	$418.4	$7.4		2%
Gaming operations	141.3	143.1	(1.8)		-1%	275.3	284.7	(9.4)		-3%
Product sales	74.5	60.6	13.9		23%	150.5	133.7	16.8		13%
Gross margin	59%	56%	3	pp	5%	59%	57%	2	pp	4%
Gaming operations	61%	60%	1	pp	2%	61%	60%	1	pp	2%
Product sales	55%	49%	6	pp	12%	56%	52%	4	pp	8%
Units
Gaming operations installed base	40,500	42,700	(2,200)		-5%	40,500	42,700	(2,200)		-5%
Fixed	7,100	6,700	400		6%	7,100	6,700	400		6%
Variable	33,400	36,000	(2,600)		-7%	33,400	36,000	(2,600)		-7%
Product sales shipped	5,300	4,900	400		8%	9,800	10,200	(400)		-4%
New	1,500	700	800		114%	2,900	3,000	(100)		-3%
Replacement	3,800	4,200	(400)		-10%	6,900	7,200	(300)		-4%
Product sales recognized	5,700	5,200	500		10%	10,800	10,700	100		1%
Operating income	$121.1	$52.1	$69.0		132%	$234.6	$170.5	$64.1		38%
Operating margin	33%	14%	19	pp	136%	33%	23%	10	pp	43%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

North America operating income increased with product sales improvement and lower operating expenses, partially offset by gaming operations decline. Operating expenses decreased primarily due to prior year impairment charges of $53.1 million related to closures in the Alabama charitable gaming market.

North America gaming operations revenues and gross profit decreased primarily due to our lower installed base, down largely related to the closure of charitable gaming facilities in Alabama. This decrease was partially offset by improved yields attributable to higher play levels, in part due to an increasing mix of newer game titles. Gross margin improvement was primarily due to higher yields. Additionally, our installed base continues to shift toward a greater mix of higher-margin games that do not include an IGT-sponsored jackpot (non-WAP).

North America product sales improvement was primarily attributable to increased non-machine revenues, largely systems related, and increased machine units. Gross profit and margin were also favorably impacted by a greater contribution from higher-margin non-machine sales and lower obsolescence and rework charges.

Six months ended March 31, 2011 compared with six months ended March 31, 2010

North America operating income increased with product sales gross profit improvement and lower operating expenses, partially offset by gaming operations decline. Operating expenses decreased primarily due to prior year impairment charges related to Alabama market closures.

North America gaming operations revenues and gross profit decreased primarily attributable to our lower installed base, partially offset by improved yields, up 3%. Gross margin improvement was primarily due to higher yields resulting from improved play levels and changes in our installed base mix toward higher-margin non-WAP games.

Product sales revenues and gross profit increased with higher non-machine revenues. Gross profit and margin were favorably impacted by the higher contribution from higher-margin systems revenues, lower discounts largely related to the expiration of promotional conversion credits, and product cost efficiencies such as lower obsolescence and rework charges.

International

	Quarters Ended		Favorable			Six Months Ended		Favorable
	March 31,		(Unfavorable)			March 31,		(Unfavorable)
	2011	2010	Amount		%	2011	2010	Amount		%
Revenues	$124.4	$122.6	$1.8		1%	$237.5	$268.6	$(31.1)		-12%
Gaming operations	44.7	39.6	5.1		13%	87.4	82.5	4.9		6%
Product sales	79.7	83.0	(3.3)		-4%	150.1	186.1	(36.0)		-19%
Machines	58.7	60.3	(1.6)		-3%	106.5	137.8	(31.3)		-23%
Non-machine	21.0	22.7	(1.7)		-7%	43.6	48.3	(4.7)		-10%
Gross profit	$76.2	$68.2	$8.0		12%	$142.4	$149.3	$(6.9)		-5%
Gaming operations	31.6	30.0	1.6		5%	62.4	61.1	1.3		2%
Product sales	44.6	38.2	6.4		17%	80.0	88.2	(8.2)		-9%
Gross margin	61%	56%	5	pp	9%	60%	56%	4	pp	7%
Gaming operations	71%	76%	(5	)pp	-7%	71%	74%	(3	)pp	-4%
Product sales	56%	46%	10	pp	22%	53%	47%	6	pp	13%
Units
Gaming operations installed base	16,600	16,000	600		4%	16,600	16,000	600		4%
Fixed	3,000	3,300	(300)		-9%	3,000	3,300	(300)		-9%
Variable	13,600	12,700	900		7%	13,600	12,700	900		7%
Product sales shipped	4,700	4,600	100		2%	8,900	10,500	(1,600)		-15%
New	2,300	1,300	1,000		77%	3,100	3,200	(100)		-3%
Replacement	2,400	3,300	(900)		-27%	5,800	7,300	(1,500)		-21%
Product sales recognized	4,500	5,100	(600)		-12%	8,800	11,500	(2,700)		-23%
Operating income	$35.4	$34.2	$1.2		4%	$65.7	$80.7	$(15.0)		-19%
Operating margin	28%	28%	-	pp	-	28%	30%	(2	)pp	-7%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

International operating income increased primarily due to higher gaming operations revenues and favorable product sales gross margin, partially offset by higher operating expenses largely related to our interactive product line infrastructure development. Favorable foreign exchange rates increased international revenues by approximately $3.3 million.

International gaming operations revenues and gross profit improved with a higher installed base, as well as improved yields. Installed base increases in Africa, the UK, and South America were partially offset by decreases in Mexico resulting from conversions of leased games to for-sale units. Revenue improvements were partially offset by higher costs resulting in a lesser increase in gross profit and a decline in gross margin.

International product sales revenues decreased in most jurisdictions, partially offset by increases in South America and Australia. Gross profit and margin improvement was primarily due to favorable geographic and product mix.

Six months ended March 31, 2011 compared with six months ended March 31, 2010

International operating income decreased due to lower product sales and higher operating costs largely related to our interactive product line infrastructure development. Favorable foreign exchange rates increased international revenues by approximately $4.4 million.

International gaming operations revenues and gross profit improvement was attributable to a higher installed base, as well as improved yields. Revenue improvement was partially offset by higher costs, primarily royalties, taxes, and depreciation, resulting in a lesser improvement in gross profit and a decrease in gross margin.

International product sales revenues decreased in most jurisdictions, most significantly due to prior year period large new/expansion sales recognized in Europe, Asia, and Latin America. Improved gross margin was primarily due to the contribution from high-margin leased conversion games sold in Mexico and favorable geographic and product mix.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Selected Financial Information and Statistics

	March 31,	September 30,	Increase
	2011	2010	(Decrease)
Cash and equivalents	$305.9	$158.4	$147.5
Accounts receivable, net	318.3	290.3	28.0
Inventories	106.7	97.6	9.1
Working Capital	758.8	620.1	138.7

Trailing-twelve month statistics, excluding discontinued operations:
Average days sales outstanding (excluding contracts and notes)	60	53	7
Inventory turns	3.7	4.4	(0.7)

At March 31, 2011, our principal sources of liquidity were cash and equivalents and amounts available on our credit facilities discussed below under Credit Facilities and Indebtedness.  Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities.  Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are used only for funding jackpot winner payments. VIE assets are used only for funding related VIE jackpot winner payments. See Note 3 for additional information about our VIE’s.

Cash and equivalents increased $147.5 million during the six months ended March 31, 2011, primarily due to cash generated from operations of $263.7 million and net proceeds from investments and loans of $89.6 million, offset by capital expenditures of $89.3 million and net debt repayments of $100.0 million. The remaining decrease was comprised mostly of dividends paid of $35.8 million, partially offset by net employee stock plan proceeds of $16.7 million.

Cash Flows Summary - A Year Over Year Comparative

The first six months of fiscal 2011 compared to the first six months of fiscal 2010

			Favorable
Six Months Ended March 31,	2011	2010	(Unfavorable)
Operations	$263.7	$276.7	$(13.0)
Investing	0.3	(89.9)	90.2
Financing	(119.1)	(157.4)	38.3
Effects of exchange rates	2.6	(4.3)	6.9
Net Change	$147.5	$25.1	$122.4

Operating Cash Flows

The first six months of fiscal 2011 provided lower operating cash flows, primarily due to increased cash used for working capital. Increased cash used for inventory and jackpot liabilities and less cash provided from other assets and receivables were partially offset by less cash used for income taxes, accounts payable and accrued liabilities. Inventory increase was primarily related to new production parts. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Investing Cash Flows

We used less cash for investing during the six months ended March 31, 2011, primarily due to decreased cash used for development financing loans and capital expenditures partially offset by reduced investment proceeds, along with increased cash provided from affiliate investments, restricted cash, and higher proceeds from the sale of gaming operations equipment.

Capital Expenditures			Increase
Six Months Ended March 31,	2011	2010	(Decrease)
Property, plant and equipment	$8.4	$16.4	$(8.0)
Gaming operations equipment	80.2	98.3	(18.1)
Intellectual property	0.7	2.1	(1.4)
Total capital expenditures	$89.3	$116.8	$(27.5)

Financing Cash Flows

Decreased cash used for financing during the six months of fiscal 2011 was primarily related to less debt repayments.

Credit Facilities and Indebtedness (See Note 10)

New Domestic Credit Facility

On April 14, 2011, we entered into a new unsecured $750.0 million domestic credit facility with a syndicate of banks replacing the old domestic credit facility of $1.2 billion. The new facility provides a $750.0 million revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swingline borrowing.  We may request to increase the new facility size by an additional $250.0 million at any time before its maturity on April 14, 2016, subject to lenders’ discretion. At March 31, 2011, no amounts were drawn under the old domestic credit facility and $16.7 million was reserved for letters of credit and performance bonds.

The new facility interest rates and facility fees are more favorable than those of the old facility and are based on our public debt ratings or our Net Funded Debt to EBITDA ratio, whichever is more favorable to IGT. Net Funded Debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. The initial interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps at the Baa2/BBB pricing level.  Additional debt issuance costs of approximately $4.5 million will be capitalized together with $9.8 million of deferred offering costs remaining from the old facility and amortized to interest expense over the new facility term.

The new domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no event of default. The following new facility covenants are less restrictive than those under the old facility (all terms as defined per the new facility):

•	a minimum ratio of 3.0 for adjusted EBITDA to interest expense (interest coverage ratio or ICR)

•	a maximum ratio of 3.5 for net funded debt to adjusted EBITDA (net funded debt leverage ratio or NFDLR)

•	certain restrictions on our ability to:

▪	pledge securities of our subsidiaries

▪	permit subsidiaries to incur or guaranty additional debt, or enter into swap agreements

▪	incur liens

▪	merge with or acquire other companies, liquidate or dissolve

▪	sell, transfer, lease or dispose of all or substantially all assets

▪	change the nature of our business

We were in compliance with all debt covenants at March 31, 2011, with ICR of 9.6 and NFDLR of 2.0.

The new facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants.  An event of default, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, lenders may cease making loans and/or terminate commitments, and cross default provisions may be triggered in other debt issuances.

Foreign Credit Facility

At March 31, 2011, $10.4 million was available with nothing drawn under our revolving credit facility in Australia, which generally renews annually with maturity in February.

Financial Condition

	March 31,	September 30,	Increase
	2011	2010	(Decrease)

Assets	$3,982.4	$4,007.0	$(24.6)
Liabilities	2,598.2	2,772.7	(174.5)
Total Equity	1,384.2	1,234.3	149.9

Changes During The Six Months Ended March 31, 2011

Total assets decreased largely related to decreases in deferred taxes and taxes receivable of $39.8 million, fair value adjustments of interest rate swaps of $36.0 million, jackpot funding assets of $38.0 million, customer receivables of $17.7 million, and other assets of $26.9 million, partially offset by an increase in cash of $147.5 million.

Liabilities decreased primarily due to reductions of $125.2 million in net debt, including a $40.4 million decrease in the fair value of the interest rate swaps, and $44.9 million in jackpot liabilities. Shareholders’ equity increased primarily with earnings.

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

We do not expect any material losses to result from these arrangements and do not rely on off-balance sheet financing arrangements to fund our operations. See also Note 11.

RECENTLY ISSUED ACCOUNTING STANDARDS (see Note 2)

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

The Company’s market risk profile has not changed materially during the first six months of fiscal 2011 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

For a description of our material legal proceedings, see Note 11, which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2010 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables.

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as continued negative economic conditions, natural disasters, acts of war or terrorism, transportation disruptions or health epidemics. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and significant volatility in the credit and equity markets.

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

Our ability to operate in our existing jurisdictions or expand into new jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws, and difficulties or delays in obtaining or maintaining needed licenses or approvals.

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

Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. The amount of operator profits primarily depends on consumer play levels, which are influenced by player demand for our product.  There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us. For example, our business and results could be adversely affected if we experience delays in our continued deployment of sbX™ gaming management systems, or if we do not gain market acceptance for these or other systems that are currently under development.

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

Our domestic credit facility subjects us to a number of financial covenants, including a minimum ratio of Adjusted EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of Net Funded Debt to Adjusted EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under our domestic credit facility, 5.5% Bonds, 7.5% Bonds and Notes to become immediately due and payable. In addition, our interest rate under the domestic credit facility can vary based on our public credit rating or our Net Funded Debt to Adjusted EBITDA ratio. Each of these measures may be adversely impacted by unfavorable economic conditions.  The domestic credit facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

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

Share Repurchases

Our share repurchases for the quarter ended March 31, 2011 summarized below consist only of shares of common stock tendered by employees to satisfy tax withholding obligations arising from restricted stock or units vested under our SIP. The shares were repurchased for their fair market value on the vesting date and were not part of a publicly announced program to purchase our common stock.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Maximum Number of Shares Still Available for Purchase Under the Plan
				(millions)
January 2 - January 29, 2011	3,701	$18.78	-	7.7
January 30 - February 26, 2011	-	-	-	7.7
February 27 - April 2, 2011	317	16.32	-	7.7
Total	4,018	$18.59	-

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	International Game Technology 2002 Stock Incentive Plan, as amended January 11, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on March 4, 2011)

10.2
International Game Technology Employee Stock Purchase Plan, amended and restated effective as of January 11, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on March 4, 2011)

10.3
Credit Agreement, dated as of April 14, 2011, with Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, The Royal Bank of Scotland plc, Union Bank, N.A., and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 15, 2011)

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

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2011

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)