Form 10-Q
period 2011-07-02
INTERNATIONAL GAME TECHNOLOGY
filed 2011-08-10
CIK 353944

United States
 Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2011

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
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 9, 2011:
298.5 million shares of common stock at $.00015625 par value.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)		3
PART I – FINANCIAL INFORMATION		4
Item 1.	Unaudited Consolidated Interim Financial Statements	4
CONSOLIDATED INCOME STATEMENTS		5
CONSOLIDATED BALANCE SHEETS		6
CONSOLIDATED STATEMENTS OF CASH FLOWS		7
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
FORWARD LOOKING STATEMENTS		30
OVERVIEW		30
CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis		33
BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis		37
LIQUIDITY AND CAPITAL RESOURCES		39
RECENTLY ISSUED ACCOUNTING STANDARDS		42
CRITICAL ACCOUNTING ESTIMATES		42
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43
PART II – OTHER INFORMATION		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	(Removed and Reserved)	50
Item 5.	Other Information	50
Item 6.	Exhibits	50

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates--as presented:	Fiscal dates--actual:
June 30, 2011	July 2, 2011
June 30, 2010	July 3, 2010
September 30, 2010	October 2, 2010

Abbreviation/term	Definition
Anchor	Anchor Gaming
ARS	auction rate securities
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DigiDeal	DigiDeal Corporation
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IFRS	International Financial Reporting Standards
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London inter-bank offering rate
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
sbX®	IGT’s complete server-based player experience management solution
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.                                Unaudited Consolidated Interim Financial Statements

CONSOLIDATED INCOME STATEMENTS		5
CONSOLIDATED BALANCE SHEETS		6
CONSOLIDATED STATEMENTS OF CASH FLOWS		7
SUPPLEMENTAL CASH FLOWS INFORMATION		8
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9
2.	VARIABLE INTERESTS AND AFFILIATES	11
3.	RECEIVABLES	11
4.	CONCENTRATIONS OF CREDIT RISK	13
5.	INVENTORIES	13
6.	PROPERTY, PLANT AND EQUIPMENT	14
7.	GOODWILL AND OTHER INTANGIBLES	14
8.	FAIR VALUE MEASUREMENTS	15
9.	FINANCIAL DERIVATIVES	16
10.	CREDIT FACILITIES AND INDEBTEDNESS	18
11.	CONTINGENCIES	19
12.	INCOME TAXES	24
13.	EMPLOYEE BENEFIT PLANS	25
14.	EARNINGS PER SHARE	26
15.	OTHER COMPREHENSIVE INCOME	26
16.	BUSINESS SEGMENTS	27
17.	BUSINESS ACQUISITION	28
18.	DISCONTINUED OPERATIONS	28

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In millions, except per share amounts)

Revenues
Gaming operations	$267.4	$268.9	$790.1	$813.3
Product sales	221.6	206.0	627.1	629.7
Total revenues	489.0	474.9	1,417.2	1,443.0

Costs and operating expenses
Cost of gaming operations	102.8	113.4	299.2	321.2
Cost of product sales	97.6	93.5	277.4	301.6
Selling, general and administrative	82.5	81.5	253.8	245.4
Research and development	48.5	48.4	146.1	139.4
Depreciation and amortization	16.8	18.0	51.6	55.8
Impairment	-	-	-	53.1
Total costs and operating expenses	348.2	354.8	1,028.1	1,116.5

Operating income	140.8	120.1	389.1	326.5
Other income (expense)
Interest income	13.3	15.1	40.0	46.5
Interest expense	(30.5)	(42.7)	(101.5)	(124.9)
Other	(1.9)	3.7	1.4	3.3
Total other income (expense)	(19.1)	(23.9)	(60.1)	(75.1)

Income from continuing operations before tax	121.7	96.2	329.0	251.4
Income tax provision (benefit)	29.9	(0.1)	96.7	54.9
Income from continuing operations	91.8	96.3	232.3	196.5
Loss from discontinued operations, net of tax	(4.9)	(4.2)	(2.1)	(30.4)
Net income	$86.9	$92.1	$230.2	$166.1

Basic earnings (loss) per share
Continuing operations	$0.31	$0.32	$0.78	$0.66
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.10)
Net income	$0.29	$0.31	$0.77	$0.56

Diluted earnings (loss) per share
Continuing operations	$0.30	$0.32	$0.77	$0.66
Discontinued operations	(0.01)	(0.01)	-	(0.11)
Net income	$0.29	$0.31	$0.77	$0.55

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding
Basic	299.2	297.0	298.4	296.0
Diluted	300.7	298.9	299.9	298.1

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$316.3	$158.4
Restricted cash and investment securities	83.2	88.1
Restricted cash and investment securities of VIEs	1.9	2.4
Jackpot annuity investments	48.9	49.5
Jackpot annuity investments of VIEs	14.8	15.6
Accounts receivable, net	291.1	290.3
Current maturities of contracts and notes receivable, net	169.5	184.1
Inventories	91.3	97.6
Deferred income taxes	86.9	84.3
Assets of discontinued operations	58.4	0.3
Other assets and deferred costs	146.8	231.8
Total current assets	1,309.1	1,202.4
Property, plant and equipment, net	584.3	586.7
Jackpot annuity investments	280.3	299.1
Jackpot annuity investments of VIEs	56.3	61.7
Contracts and notes receivable, net	123.8	171.9
Goodwill	1,239.3	1,151.6
Other intangible assets, net	188.8	202.1
Deferred income taxes	116.8	136.8
Other assets and deferred costs	177.7	194.7

Total Assets	$4,076.4	$4,007.0

Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$106.0	$84.6
Jackpot liabilities, current portion	138.5	179.1
Accrued employee benefits	27.0	23.9
Accrued income taxes	3.8	1.8
Dividends payable	18.0	17.9
Liabilities of discontinued operations	19.3	5.5
Other accrued liabilities	215.1	269.5
Total current liabilities	527.7	582.3
Long-term debt	1,571.3	1,674.3
Jackpot liabilities	368.4	391.8
Other liabilities	155.6	124.3
Total Liabilities	2,623.0	2,772.7

Commitments and Contingencies

Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 341.6 and 339.1 issued; 298.8 and 298.1 outstanding	0.1	0.1
Additional paid-in capital	1,532.1	1,473.7
Treasury stock at cost: 42.8 and 41.0 shares	(829.6)	(802.0)
Retained earnings	728.2	551.8
Accumulated other comprehensive income	19.9	10.7
Total IGT Shareholders' Equity	1,450.7	1,234.3
Noncontrolling Interests	2.7	-
Total Equity	1,453.4	1,234.3

Total Liabilities and Shareholders' Equity	$4,076.4	$4,007.0

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,	2011	2010
(In millions)

Operating
Net income	$230.2	$166.1
Adjustments:
Depreciation and amortization	167.3	179.4
Discounts and deferred issuance costs	33.6	36.8
Share-based compensation	32.0	31.3
Loss on other assets and impairment	10.7	59.8
Excess tax benefits from employee stock plans	(2.9)	(8.3)
Gain on assets sold	(15.2)	(0.7)
Other, net	7.0	18.5
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	15.1	35.6
Inventories	(2.3)	35.3
Other assets and deferred costs	27.0	49.5
Income taxes, net of employee stock plans	73.2	(54.2)
Accounts payable and accrued liabilities	(46.0)	(90.4)
Jackpot liabilities	(81.0)	(34.9)
Net operating cash flows	448.7	423.8

Investing
Capital expenditures	(155.1)	(178.2)
Proceeds from assets sold	14.7	7.2
Investment securities, net	-	21.6
Jackpot annuity investments, net	42.8	44.9
Changes in restricted cash	22.9	(7.9)
Loans receivable cash advanced	(0.5)	(17.7)
Loans receivable payments received	24.4	10.4
Unconsolidated affiliates, net	16.5	(4.9)
Business/VIE acquisition/deconsolidation	(105.9)	(1.4)
Net investing cash flows	(140.2)	(126.0)

Financing
Debt proceeds	95.0	1,350.3
Debt repayments	(195.0)	(1,593.4)
Debt issuance costs	(4.4)	(0.1)
Employee stock plan proceeds	30.5	15.2
Excess tax benefits from employee stock plans	2.9	8.3
Share repurchases	(25.0)	-
Dividends paid	(53.8)	(53.5)
Net financing cash flows	(149.8)	(273.2)

Foreign exchange rates effect on cash and equivalents	(0.8)	(6.4)

Net change in cash and equivalents	157.9	18.2

Beginning cash and equivalents	158.4	146.7

Ending cash and equivalents	$316.3	$164.9

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Nine Months Ended June 30,	2011	2010
(In millions)

Jackpot funding
Change in jackpot liabilities	$(81.0)	$(34.9)

Jackpot annuity purchases	(3.9)	(3.8)
Jackpot annuity proceeds	46.7	48.7
Net change in jackpot annuity investments	42.8	44.9
Net jackpot funding	$(38.2)	$10.0

Capital expenditures
Property, plant and equipment	$(10.8)	$(15.9)
Gaming operations equipment	(143.2)	(159.9)
Intellectual property	(1.1)	(2.4)
Total	$(155.1)	$(178.2)

Payments
Interest	$74.1	$83.3
Income taxes	18.3	109.3

Non-cash investing and financing items:
Accrued capital asset additions	$2.0	$2.1
Interest accretion for jackpot annuity investments	17.0	18.7

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$131.1	$(0.8)
Fair value of liabilities and noncontrolling interests	25.2	(2.2)

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Period End
	Actual	Presented as
Current quarter	July 2, 2011	June 30, 2011
Prior year quarter	July 3, 2010	June 30, 2010
Prior year end	October 2, 2010	September 30, 2010

Our consolidated interim financial statements include the accounts of International Game Technology (IGT, we, our, or the Company), including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All appropriate inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter and nine months ended June 30, 2011 have been prepared without audit and certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements on a basis consistent with the corresponding quarter and nine months ended June 30, 2010, and as appropriate, with the audited financial statements for the year ended September 30, 2010.

Our consolidated interim financial statements include all adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results.  This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2010. Unless otherwise noted, references to years in this report relate to our fiscal years ending September 30.

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

Recently Adopted Accounting Standards or Updates

Credit Quality of Financing Receivables and Allowances for Credit Losses

At the beginning of 2011, we adopted accounting standards issued in July 2010 to address the FASB concerns about the sufficiency, transparency, and robustness of credit risk disclosures for financing receivables and the related allowances for credit losses. The required information is designed to enable a better understanding of:

●	the nature of credit risk inherent in our portfolio of financing receivables

●	how credit risk is analyzed to determine the allowances for credit losses

●	changes in and reasons for changes in the allowances for credit losses

These ASU disclosures were effective for our 2011 first quarter, except for allowance roll-forward disclosures effective for our 2011 second quarter and troubled debt restructuring disclosures effective for our year ending September 30, 2011. The adoption of this ASU did not and will not have a material impact on our financial statements. See Note 1 above and Note 3.

Consolidation of Variable Interest Entities

At the beginning of 2011, we adopted accounting standards issued in June 2009, which require reassessment of our primary beneficiary position in VIE arrangements on an on-going basis and adds further disclosures about our involvement in VIEs. The revised standard also replaces the quantitative-based risks and rewards approach with a qualitative approach focused on determining which enterprise has the power to direct VIE activities that most significantly impact its economic performance and is obligated to absorb losses or has the rights to receive the most significant benefit from the VIE. The adoption of this ASU did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Fair Value Measurement Disclosures

In January 2010, the FASB issued an ASU which will require supplemental disclosures related to purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. This ASU will be effective for our 2012 first quarter and is not expected to have a material impact on our financial statements.

Additionally, in May 2011, the FASB issued an ASU to amend fair value measurement to achieve convergence between US GAAP and IFRS. The ASU changes some fair value measurement principles and disclosure requirements and is effective for our 2012 second quarter and not expected to have a material impact on our financial statements.

Accruals for Casino Jackpot Liabilities

In April 2010, the FASB issued an ASU clarifying that jackpot liabilities should not be accrued before they are won if the payout can be avoided. The ASU will be applied prospectively with a cumulative-effect adjustment in retained earnings at the beginning of 2012. This ASU is not expected to have a material impact on our financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an ASU to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. The ASU will be effective for our 2013 first quarter and is not expected to have a material impact on our financial statements.

2.          VARIABLE INTERESTS AND AFFILIATES

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $73.0 million at June 30, 2011 and $79.7 million at September 30, 2010.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

During the 2011 first quarter, we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million.

At June 30, 2011, the fair value of our CLS convertible note and default put derivative together totaled $21.5 million. The adjusted cost basis of the note, including the conversion option, totaled $20.4 million. We determined that the conversion option did not qualify as a freestanding derivative requiring bifurcation at June 30, 2011. See Note 8 and Note 9 for additional information about CLS fair value assumptions and derivatives.

3.          RECEIVABLES

See Note 1 regarding our accounting policies for accounts receivable, customer financing and allowances for credit losses. Our allowances for accounts receivable totaled $17.8 million at June 30, 2011 and $24.6 million at September 30, 2010.

Customer Financing (Contracts and Notes)

	June 30, 2011			September 30, 2010
	Recorded Investment	Allowance	Net	Recorded Investment	Allowance	Net
(In millions)
Current maturities	$205.9	$36.4	$169.5	$223.9	$39.8	$184.1
Non-current	155.5	31.7	123.8	210.5	38.6	171.9
Total	$361.4	$68.1	$293.3	$434.4	$78.4	$356.0

Customer Financing Information At June 30, 2011

Recorded Investment (principal and interest due, net of deferred interest and fees)	Total
(In millions)
Individually evaluated for impairment	$106.3
Collectively evaluated for impairment	255.1
Total recorded investment	$361.4

Allowances for Credit Losses	Total
(In millions)

Beginning balance	$78.4
Charge-offs	(9.3)
Recoveries	0.4
Provision	(1.4)
Ending balance	$68.1

Individually evaluated for impairment	$55.7
Collectively evaluated for impairment	12.4
Total allowances for credit losses	$68.1

Age Analysis of Recorded Investment	Contracts	Notes	Total
(In millions)
Past Due:
1-29 days	$3.3	$1.9	$5.2
30-59 days	1.8	1.8	3.6
60-89 days	1.5	1.8	3.3
Over 90 days	5.6	25.6	31.2
Total past due	$12.2	$31.1	$43.3
Current	182.7	135.4	318.1
Total recorded investment	$194.9	$166.5	$361.4

Customer financing recorded investment:
Over 90 days and accruing interest	$1.7	$0.1	$1.8
Nonaccrual status (not accruing interest)	16.8	83.9	100.7

Recorded Investment by Credit Quality Indicator Credit Profile by Internally Assigned Risk Grade	Contracts	Notes	Total
(In millions)
Low	$41.9	$-	$41.9
Medium	29.3	0.4	29.7
High (1)	123.7	166.1	289.8
Total recorded investment	$194.9	$166.5	$361.4

(1) See Alabama impairment discussion below.

Impaired loans	Contracts	Notes	Total
(In millions)
Recorded investment	$6.3	$83.9	$90.2
Unpaid principal face	6.2	85.2	91.4
Related allowance	3.5	52.2	55.7
Average recorded investment	9.4	87.5	96.9

Interest income recognized:
Quarter-to-date
Total	$0.2	$-	$0.2
Cash-basis	-	-	-
Year-to-date
Total	$0.6	$0.3	$0.9
Cash-basis	-	0.3	0.3

Alabama Impairment

The legality of electronic charitable bingo in Alabama was challenged during 2010 and IGT machines ceased to be operated at the VictoryLand Country Crossing and Greenetrack facilities. In our 2010 second quarter, $53.1 million of impairment was recognized related to Alabama charitable bingo market closures, which included note allowances of $47.6 million, accounts receivable allowances of $2.8 million, and gaming operations equipment impairment of $2.7 million. Further Alabama impairment of $8.2 million was recognized in our 2010 fourth quarter, including note allowances of $4.3 million and equipment impairment of $3.9 million.

At June 30, 2011, the recorded investment of impaired Alabama development financing loans totaled $83.9 million and related allowances totaled $51.9 million. Revenues or interest income related to these assets were recorded on a cash basis since our 2010 second quarter as collectability was not reasonably assured.

4.          CONCENTRATIONS OF CREDIT RISK

Our receivables were concentrated in the following legalized gaming regions at June 30, 2011:

North America
Nevada	10%
Oklahoma	6
Alabama	5
Other (less than 5% individually)	28
49%

International
Argentina	26%
Europe	9
Australia	6
Other (less than 5% individually)	10
51%

5.          INVENTORIES

	June 30,	September 30,
	2011	2010
(In millions)
Raw materials	$50.7	$54.5
Work-in-process	3.4	3.9
Finished goods	37.2	39.2
Total	$91.3	$97.6

6.          PROPERTY, PLANT AND EQUIPMENT

	June 30,	September 30,
	2011	2010
(In millions)
Land	$62.7	$62.7
Buildings	233.2	230.9
Leasehold improvements	16.6	14.6
Machinery, furniture and equipment	280.2	286.0
Gaming operations equipment	817.1	804.9
Total	1,409.8	1,399.1

Less accumulated depreciation	(825.5)	(812.4)

Property, plant and equipment, net	$584.3	$586.7

7.          GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity by Segment	North
For The Nine Months Ended June 30, 2011	America	International	Total
(In millions)
Beginning balance	$1,042.8	$108.8	$1,151.6
Acquisition (See Note 17)	-	87.9	87.9
Disposition (See Note 18)	-	(2.3)	(2.3)
Foreign currency/purchase price adjustments	-	2.1	2.1
Ending balance	$1,042.8	$196.5	$1,239.3

Other Intangibles

Patent additions in the following table include capitalized legal costs.

Additions for the Nine Months ended June 30, 2011	Business Combinations (See Note 17)	Other Additions	Weighted Average Life
(In millions, except life)			(Years)
Patents	$ -	$0.8	5
Developed technology	12.5	0.5	7
Customer relationships	6.5	-	6
Trademarks	0.8	-	3
Total	$ 19.8	$1.3

	June 30, 2011			September 30, 2010
		Accumulated			Accumulated
Ending Balances	Cost	Amortization	Net	Cost	Amortization	Net
(In millions)
Patents	$382.7	$259.6	$123.1	$387.3	$238.8	$148.5
Developed technology	89.1	51.8	37.3	75.9	46.7	29.2
Contracts	25.5	19.0	6.5	26.2	17.9	8.3
Reacquired rights	13.4	1.8	11.6	13.4	1.0	12.4
Customer relationships	15.2	6.2	9.0	8.8	5.7	3.1
Trademarks	2.7	1.4	1.3	3.5	2.9	0.6
Total	$528.6	$339.8	$188.8	$515.1	$313.0	$202.1

Aggregate amortization expense totaled $11.1 million in the current quarter versus $12.6 million in the prior year quarter, and $34.3 million in the nine months ended June 30, 2011 versus $37.9 million for the prior year period.

	2011	2012	2013	2014	2015
(In millions)
Estimated annual amortization	$46.7	$43.2	$39.0	$33.9	$24.5

8.          FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair
	Value	Level 1	Level 2	Level 3
(In millions)
June 30, 2011
Money market funds	$99.0	$99.0	$-	$-
Investments in unconsolidated affiliates	21.5	-	-	21.5
Derivative assets	24.7	-	24.7	-
Derivative liabilities	(26.7)	-	(26.7)	-

September 30, 2010
Money market funds	$137.5	$137.5	$-	$-
Investments in unconsolidated affiliates	34.0	12.7	-	21.3
Derivative assets	52.1	-	52.1	-
Derivative liabilities	(54.3)	-	(54.3)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	Nine Months Ended June 30,
	2011	2010
(In millions)	Investments in Unconsolidated Affiliates	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
Beginning balance	$21.3	$78.4	$21.3
Total gain (loss):
Included in other income (expense) - other	(2.1)	-	0.3
Included in other comprehensive income	0.6	5.6	-
Purchases, issuances, accretion, settlements	1.7	1.9	(21.6)
Ending balance	$21.5	$85.9	$-

Net change in unrealized gain (loss) included in earnings related to instruments still held	$(2.1)	$-	$-

Valuation Techniques and Balance Sheet Presentation

Money market funds were valued based on quoted market prices in active markets and are primarily money market securities.

Investments in unconsolidated affiliates were valued using quoted market prices when available or DCF models incorporating market participant assumptions for credit quality and market interest rates and a Black-Scholes or integrated lattice model with assumptions for stock price volatility and default recovery rates. These investments are presented as a component of other noncurrent assets. See Note 2.

Investments in ARS were valued using DCF, with certain assumptions related to lack of liquidity and observable market transactions. Related put rights were valued based on the difference between the ARS par and fair value, discounted for the broker’s non-performance risk and the time remaining until the exercise period.  Our entire portfolio of ARS was sold during fiscal 2010.

Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties, LIBOR credit default swap rates for non-performance risk, and net settlement amounts where appropriate. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 9.

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying	Fair	Unrealized
	Value	Value	Gain	Loss
(In millions)
June 30, 2011
Jackpot investments	$400.3	$450.3	$50.2	$0.2
Contracts & notes receivable	293.3	295.7	2.4	-
Jackpot liabilities	(506.9)	(504.3)	2.6	-
Debt	(1,545.2)	(1,911.5)	-	366.3

September 30, 2010
Jackpot investments	$425.9	$495.2	$73.1	$3.8
Contracts & notes receivable	356.0	356.8	0.8	-
Jackpot liabilities	(570.9)	(567.5)	3.4	-
Debt	(1,622.2)	(1,933.2)	-	311.0

Valuation Techniques and Balance Sheet Presentation

Jackpot investments were valued based on quoted market prices.

Contracts and notes receivable were valued using DCF incorporating expected payments and current market interest rates relative to the credit risk of each customer.

Jackpot liabilities were valued using DCF models incorporating estimated funding rates, future payment timing, and IGT's nonperformance credit risk.

Debt was valued using quoted market prices or dealer quotes, when available, for the identical financial instrument when traded as an asset in an active market. Otherwise, fair value was determined using DCF models of expected payments on outstanding borrowings at current borrowing rates. Carrying values above excluded swap adjustments and equity components of convertible debt.

9.          FINANCIAL DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $78.9 million at June 30, 2011, including contracts related to the pending sale of UK Barcrest Group, and $26.7 million at September 30, 2010.

In May 2007, we executed five-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). In conjunction with the early redemption of our CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. The notional amount of foreign currency contracts hedging this exposure totaled $15.0 million for which there was no ineffectiveness during the nine months ended June 30, 2011.

Interest Rate Management

In conjunction with our 7.5% Bonds issued in June 2009, we executed $250.0 million notional value of interest rate swaps that exchange 7.5% fixed interest payments for variable rate interest payments at one-month LIBOR plus 342 bps reset two business days before the 15th of each month. In April 2011, we additionally executed $250.0 million notional value interest rate swaps that exchange the remaining fixed interest payments on our 7.5% Bonds for variable rate interest payments based on six-month LIBOR plus 409 bps reset in arrears two business days before June 15 and December 15 each year. All of these swaps terminate on June 15, 2019.

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

Presentation of Derivative Amounts

	June 30,	September 30,
Balance Sheet Location and Fair Value	2011	2010
(In millions)

Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$1.2	$-
Foreign currency contracts: Other accrued liabilities	0.6	2.2

Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	$23.5	$52.1
Interest rate swaps: Long-term debt	26.1	52.1

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
Income Statement Location and Gain (loss)	2011	2010	2011	2010
(In millions)
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$1.5	$0.5	$2.8	$1.2

Designated Hedges
Foreign currency contracts: Other income (expense)	$-	$0.2	$-	$0.2
Interest rate swap - ineffectiveness: Other income (expense)	(2.3)	1.0	(2.6)	0.1
Interest rate swap - effectiveness: Interest expense	6.3	2.9	15.7	7.6

10.          CREDIT FACILITIES AND INDEBTEDNESS

	June 30,	September 30,
Outstanding debt	2011	2010
(In millions)
Domestic credit facility	$-	$100.0
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,650.0	1,750.0

Discounts:
3.25% Convertible Notes	(101.3)	(124.1)
7.5% Bonds	(2.3)	(2.5)
5.5% Bonds	(1.2)	(1.2)
Swap fair value adjustments:
7.5% Bonds	22.7	33.9
5.5% Bonds	3.4	18.2
Total outstanding debt, net	$1,571.3	$1,674.3

At June 30, 2011, IGT was in compliance with all debt covenants and embedded features of our debt agreements did not require bifurcation.

Domestic Credit Facility

At June 30, 2011, no amounts were drawn on our domestic credit facility, $728.7 million was available, and $21.3 million was reserved for letters of credit and performance bonds.

On April 14, 2011, we modified our domestic credit facility, reducing it from $1.2 billion to $750.0 million. The former facility was terminated in conjunction with the issuance of a new credit facility providing a $750.0 million revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swing line borrowing. Subject to lenders’ discretion, we may increase the facility size by an additional $250.0 million at any time during its term. At maturity on April 14, 2016, all amounts outstanding will be immediately due and payable.

The new facility interest rates and facility fees are more favorable than the former facility and are based on our public debt ratings or our Net Funded Debt to EBITDA ratio, whichever is more favorable to IGT. Net Funded Debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. The initial interest rate is LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps at the Baa2/BBB pricing level. As a result of the modification, deferred offering costs related to the former facility of $1.5 million were expensed and the remaining $9.8 million was combined with additional issuance costs of $4.5 million, to be collectively amortized over the new facility term.

The new domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no event of default. The following new facility covenants are less restrictive than those under the former facility (all terms as defined per the new facility):

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

Foreign Credit Facilities

At June 30, 2011, $10.8 million was available and nothing was drawn under our revolving credit facility in Australia, which generally renews annually with maturity in February and is guaranteed by the parent company, International Game Technology.

Convertible Debt

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In millions)

3.25% Convertible Notes
Contractual interest expense	$6.9	$6.9	$20.7	$20.7
Discount amortization	7.7	7.1	22.8	20.9
Remaining discount amortization period	2.9 years

2.6% Convertible Debentures
Contractual interest expense	$-	$-	$-	$3.8
Discount amortization	-	-	-	2.7

Bonds

Interest rate swaps executed in conjunction with our Bonds are described in Note 9.

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

This case recommenced in the District Court and on May 13, 2010, the District Court entered an order granting IGT’s motion for summary judgment of non-infringement.  Aristocrat is appealing this judgment.  Proceedings on IGT’s claim that Aristocrat committed inequitable conduct in reviving a related patent application are continuing in the District Court.  A trial was held the week of April 4, 2011 on the inequitable conduct issues. These claims were dismissed on May 6, 2011.

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

Shareholder Actions

Securities Class Action

On July 30, 2009, International Brotherhood of Electrical Workers Local 697 filed a putative securities fraud class action in the US District Court for the District of Nevada, alleging causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act against IGT and certain of its current and former officers and directors. The complaint alleges that between November 1, 2007 and October 30, 2008, the defendants inflated IGT's stock price through a series of materially false and misleading statements or omissions regarding IGT's business, operations, and prospects. In April 2010, plaintiffs filed an amended complaint.  In March 2011, defendants’ motion to dismiss that complaint was granted in part and denied in part. The Court found that the allegations concerning statements about the seasonality of game play levels and announcements of projects with Harrah’s and City Center were sufficient to state a claim.  Plaintiffs did not state a claim based on the remaining statements about earnings, operating expense, or forward-looking statements about play levels and server-based technology. Discovery is proceeding.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit filed in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant.  Motions to dismiss have been filed. On July 25, 2011, the Court granted the defendants’ motions to dismiss with prejudice.

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

The consolidated complaint is based on allegations similar to those in the securities and derivative lawsuits described above, and further alleges that the defendants breached fiduciary duties to Plan Participants by failing to disclose material facts to Plan Participants, failing to exercise their fiduciary duties solely in the interest of the Participants, failing to properly manage Plan assets, and permitting Participants to elect to invest in Company stock. In March 2011, defendants’ motion to dismiss the consolidated complaint was granted in part and denied in part.  Discovery is proceeding.

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

On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and awarded damages in an amount equal to approximately $2.2 million, which we have accrued.  On March 9, 2011, IGT filed its Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial or for Remittitur. On May 24, 2011, the Court denied these motions.  IGT filed its notice of appeal to the US Court of Appeals for the Ninth Circuit on June 21, 2011.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2011 totaled $31.0 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $12.1 million at June 30, 2011. We are liable to reimburse the bond issuer in the event of exercise due to nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $9.2 million at June 30, 2011.

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

Nine Months Ended June 30,	2011	2010
(In millions)

Balance at beginning of year	$9.3	$7.9
Reduction for payments made	(5.1)	(7.9)
Accrual for new warranties issued	6.5	6.7
Adjustments for pre-existing warranties	(2.8)	(0.8)
Balance at end of period	$7.9	$5.9

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

Our effective tax rate for the nine months ended June 30, 2011 increased to 29.4% from 21.8% for the same prior year period. The prior year effective tax rate was positively impacted by the settlement of our IRS audit for 2002 through 2005. The 2011 effective tax rate was positively impacted by the decrease in UTBs, interest, and penalties as a result of a lapse in the statute of limitations for 2007, an increase in the manufacturing deduction, and the retroactive reinstatement of the R&D tax credit.

At June 30, 2011, our gross UTBs totaled $105.8 million, excluding related accrued interest and penalties of $20.3 million. At June 30, 2011, $67.5 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the nine months ended June 30, 2011, our UTBs increased $22.0 million and related interest and penalties decreased $2.4 million. Our UTBs increased $5.8 million as a result of tax positions taken during a prior period and $24.2 million due to tax positions taken in the current period, and decreased $8.0 million as a result of a lapse in the statute of limitations for 2007.

We are currently under audit by the IRS for amended returns filed for 1999, 2006 and 2007, as well as our originally filed return for 2009. We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.          EMPLOYEE BENEFIT PLANS

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

At June 30, 2011, 28.7 million shares were available for grant under the IGT SIP. Each restricted share or unit counts as two shares against this allowance beginning January 11, 2011.  Unrecognized costs related to share-based awards outstanding at June 30, 2011 totaled $79.1 million and are expected to be recognized over a weighted average period of 1.8 years.

SIP Activity As Of And For The Nine Months Ended June 30, 2011

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,843	$21.38
Granted	4,754	15.74
Exercised	(1,594)	14.49
Forfeited	(1,485)	17.16
Expired	(2,557)	32.77

Outstanding at end of period	15,961	$18.95	6.7	$30.9

Vested and expected to vest	15,572	$19.02	6.6	$30.1

Exercisable at end of period	6,730	$22.69	4.6	$9.9

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,368	$18.88
Granted	2,592	14.19
Vested	(845)	21.75
Forfeited	(539)	15.96

Outstanding at end of period	3,576	$15.27	1.8	$64.3

Expected to vest	3,385	$15.30	1.9	$60.9

14.          EARNINGS PER SHARE

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In millions, except per share amounts)
Income from continuing operations available to common shares (1)	$91.8	$96.3	$232.3	$196.5
Basic weighted average shares outstanding	299.2	297.0	298.4	296.0
Dilutive effect of non-participating share-based awards	1.5	1.9	1.5	2.1
Diluted weighted average common shares outstanding	300.7	298.9	299.9	298.1

Basic earnings per share from continuing operations	$0.31	$0.32	$0.78	$0.66
Diluted earnings per share from continuing operations	$0.30	$0.32	$0.77	$0.66

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	14.8	9.5	15.4	10.2
Notes	42.6	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

(1) Income from continuing operations available to participating securities was not significant

15.          OTHER COMPREHENSIVE INCOME

	Quarters Ended		NIne Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In millions)
Net income	$86.9	$92.1	$230.2	$166.1
Currency translation adjustments	(0.4)	(9.8)	9.1	(12.1)
Investment unrealized gains (losses)	(0.4)	(4.5)	0.1	4.9
Comprehensive income	$86.1	$77.8	$239.4	$158.9

16.          BUSINESS SEGMENTS

We view our business in the following two operating segments:

•	North America includes our operations associated with customers located in the US and Canada

•	International includes our operations associated with customers located in all other jurisdictions

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

Business Segment Information
	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In millions)
NORTH AMERICA
Revenues	$364.0	$355.0	$1,083.7	$1,088.3
Gaming operations	228.1	230.5	679.0	704.8
Product sales	135.9	124.5	404.7	383.5
Gross profit	214.2	196.6	640.0	615.2
Gaming operations	138.9	127.1	414.2	411.9
Product sales	75.3	69.5	225.8	203.3
Operating income	122.4	98.2	357.0	268.6

INTERNATIONAL
Revenues	$125.0	$119.9	$333.5	$354.7
Gaming operations	39.3	38.4	111.1	108.5
Product sales	85.7	81.5	222.4	246.2
Gross profit	74.4	71.4	200.6	205.0
Gaming operations	25.7	28.4	76.7	80.2
Product sales	48.7	43.0	123.9	124.8
Operating income	43.6	43.7	105.3	122.8

CORPORATE (unallocated)

Operating expenses	$(25.2)	$(21.8)	$(73.2)	$(64.9)

CONSOLIDATED
Revenues	$489.0	$474.9	$1,417.2	$1,443.0
Gaming operations	267.4	268.9	790.1	813.3
Product sales	221.6	206.0	627.1	629.7
Gross profit	288.6	268.0	840.6	820.2
Gaming operations	164.6	155.5	490.9	492.1
Product sales	124.0	112.5	349.7	328.1
Operating income	140.8	120.1	389.1	326.5

17.          BUSINESS ACQUISITION

Entraction Holding AB

In June 2011, IGT acquired 97.6% of the outstanding shares of Entraction Holding AB, a supplier of online gaming products and services, for total cash consideration of approximately $108.2 million. IGT has initiated proceedings to acquire the remaining 2.4% shares of Entraction and expects to complete this process in the next six months. Pro forma financial information has not been provided, as this acquisition is not material to our consolidated financial statements. Merger and acquisition costs of $2.9 million were included in SG&A for the quarter ended June 30, 2011. Upon closing, Entraction will be integrated into our International segment and results of operations will be recorded on a one-month lag.

Established in 2000 and based in Stockholm, Sweden, Entraction operates one of the world’s largest, legal online poker networks. This acquisition is expected to advance our position in legalized interactive gaming markets and strengthen our product portfolio to include all major online gaming specialties—poker, bingo, casino, and sports betting.

The following allocation of the purchase consideration, based on estimated fair values at June 30, 2011, is provisional pending completion of the business valuations:

•	tangible assets of $25.7 million, including cash of $2.7 million

•	identifiable intangible assets of $19.8 million

•	goodwill of $87.9 million related to non-separable intangibles and not deductible for tax purposes

•	liabilities of $22.5 million

•	noncontrolling interest of $2.7 million

18.          DISCONTINUED OPERATIONS

UK Barcrest Group

On April 26, 2011, related to changes in our core business strategy, we executed an agreement to sell our UK Barcrest Group to Scientific Games Corporation for cash consideration of approximately $53.0 million at closing, subject to a working capital adjustment. The agreement also includes contingent consideration of approximately $9.0 million related to existing customer arrangements and requires IGT to indemnify Scientific Games in specified circumstances. This transaction is expected to close during our 2011 fourth quarter, conditioned on regulatory approvals and other customary closing conditions, including the receipt of third-party consents.

The Barcrest Group results of operations were classified in discontinued operations for all periods presented. At June 30, 2011, its assets and liabilities held for sale were reflected in discontinued operations at fair value and we recorded an estimated loss on sale of $10.7 million ($4.4 million after-tax), including $2.4 million of employee stock award acceleration and bonuses. The assets of the Barcrest Group included $2.3 million of allocated goodwill and $0.4 million of other intangible assets. Accumulated currency translation adjustments of $4.7 million related to the Barcrest Group were included in accumulated other comprehensive income at June 30, 2011.

Japan and DigiDeal

Discontinued operations also included the closure of our international operations in Japan and the divestiture of our equity interest in DigiDeal during 2010.  Assets and liabilities of discontinued operations at September 30, 2010 related only to Japan. During the 2011 third quarter, income from discontinued operations included $1.4 million of gain realized on the sale of a Japan industry group investment. The resolution of an outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

	Quarters Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In millions)
Revenues	$16.1	$15.3	$45.0	$50.8

Income (loss) before tax	$0.4	$(2.7)	$4.4	$(30.1)
Income tax benefit (provision)	(0.9)	(1.5)	(2.1)	(0.3)
Income (loss) from discontinued operations, net of tax	(0.5)	(4.2)	2.3	(30.4)

Loss on divestiture before tax	(10.7)	-	(10.7)	-
Income tax benefit	6.3	-	6.3	-
Loss on divestiture, net of tax	(4.4)	-	(4.4)	-

Loss from discontinued operations, net of tax	$(4.9)	$(4.2)	$(2.1)	$(30.4)

Summary of Assets and Liabilities of Discontinued Operations

	June 30,	September 30,
	2011	2010
(In millions)

Current assets	$33.0	$0.2
Non-current assets	25.4	0.1
Total assets of discontinued operations	$58.4	$0.3

Total current liabilities of discontinued operations	$19.3	$5.5

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and the current business environment from the perspective of our company’s management. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2010, as well as the accompanying Consolidated Financial Statements and Notes included in Item 1 of this Form 10-Q.

Unless otherwise indicated in this report:

•	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities

•	italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors

•	references to EPS are on a diluted basis

•	Note refers to the Notes to our Consolidated Financial Statements in Item 1 of this report

•	dollar amounts are presented pretax in millions, except EPS

•	references to years relate to our fiscal years ending September 30

•	current refers to the fiscal periods (third quarter and nine months) ended June 30, 2011

•	discussion and analysis relates to results for continuing operations of the current fiscal periods as compared with the prior year fiscal periods

We sometimes refer to the impact of changes in foreign currency exchange rates, which results from translating foreign functional currencies into US dollars, as well as currency transaction remeasurement, for reporting purposes. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior period rates applied to current period activity.

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

We manage our operations in two geographic business segments, North America and International, with certain unallocated income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 16 for additional business segment information.

The results for our third quarter ended June 30, 2011 reflect product sales and gaming operations improvement, contributing to higher overall revenues, gross profit, and operating income compared to the same quarter last year. Decreased revenues for the first nine months of 2011 were negatively affected by intensified competition, fewer new casino openings or expansions, and conservative customer spending in a lagging economic recovery. Improved operating income for the nine months was primarily the result of prior year impairment charges related to the Alabama charitable bingo market closures and increased gross profit in product sales. For a more in-depth analysis of our current results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

We continue to partner with our customers in an effort to deliver stronger relationships and innovative gaming products and services. While the future remains challenged and visibility continues to be limited, we are focused on leveraging our diverse revenue base and making prudent investments with the goal of producing consistent financial results over the long term. Overall, the company continues to focus on the following key objectives:

Revenue Improvement —

Although consolidated gaming operations revenues decreased 1% for the quarter on a lower installed base, our yields (revenue per unit per day) improved overall. Yield performance improvement was attributable to higher play levels, most significant in our MegaJackpot® brands, and an increasing mix of newer, higher-yield game titles. Our installed base decreased 2% compared to last year, largely related to charitable bingo facility closures in Alabama and lease game conversions sold in Mexico.

We continued to address replacement sales with promotional customer incentives, new game titles, and versatile platforms, which helped to increase our ship-share during the 2011 third quarter. Efficiencies gained in our manufacturing processes through simplification and standardization helped to offset these promotional costs and improve our product sales gross profit.

Released in our 2011 second quarter, our Universal Slant-top platform is a multi-game configurable machine that is convertible into video poker, stepper, or multi-layer display video reels. This platform provides increased serviceability and functionality with an advanced design reducing time-to-market by as much as 50%. The versatile convertible platform enables the quick-change of game titles right on the casino floor.

A higher contribution from non-machine revenues during the first nine months of 2011 was also favorable to our product sales gross margin. To date, we have installed or contracted to install our sbX® integrated gaming solutions on six continents around the world. At our Global Systems User Conference in June 2011, we announced our open standards Universal Game Adaptor, which provides a cost-efficient solution for adding floor-wide service window functionality and an evolutionary path to a full scale game-to-system floor.  We believe our open network strategy will drive the creation of additional sbX® application utilities that differentiate the next-generation slot floor and compel game sales.

Increase profitability and innovation in our gaming operations line —

We focus our investments in innovation to strengthen our portfolio of products and services. We are responding to continued competitive pressure and conservative customer spending in a lagging economic recovery with aggressive product innovation. As part of the ongoing revitalization of our gaming operations installed base, we are increasing the velocity of game releases, creating common platforms easily upgradable for new games, and increasing our content offerings around popular culture themes and brands. Additionally, with the implementation of process improvements, development time and per-game production costs have been reduced.

Efficiency Improvement —

By leveraging our broad portfolio of products and services across all regions and expanding the use of standard platforms to further leverage our scale, we are working to optimize efficiency across the company. Consolidated gross margin improved over the prior year periods, reflecting our improved business mix and operating leverage, as well as continued benefits from productivity initiatives.

Part of our broader global strategy includes shifting business mix and exiting non-core operations while increasing our presence in higher-value areas. Consistent with our focus on leveraging investments into potential higher returns, we executed an agreement on April 26, 2011 to sell our UK Barcrest Group to Scientific Games Corporation for approximately $53.0 million plus contingent consideration based on existing customer arrangements. These proceeds will be reinvested into growth opportunities that we anticipate will provide greater leverage and stronger returns, such as augmenting our investment in R&D and our global customer base. See Note 18 for additional information about the sale and discontinued operations of the Barcrest Group, as well as discontinued operations related to Japan and DigiDeal operations discontinued during 2010.

On April 14, 2011, we modified our revolving domestic credit facility with a syndicate of banks at more favorable rates and less restrictive covenants as discussed further below under LIQUIDITY AND CAPITAL RESOURCES—Credit Facilities and Indebtedness. With no outstanding balance on our domestic credit facilities at June 30, 2011, we have more flexibility to invest in strategic opportunities with higher returns. These opportunities could potentially include increasing our investment in gaming operations, augmenting our interactive product offerings, expanding our studio development capabilities, and enhancing our international distribution.

Increasing International Presence and Market Penetration —

As we continue to monitor potential gaming growth, we are cautiously optimistic about future opportunities over the next few years, specifically the International markets of Latin America and Asia, as well as North America markets in Illinois, Ohio, Maryland, Massachusetts, and Canada. Several US state legislatures are expected to consider legislation to legalize or expand some form of gaming as a means of addressing significant budget shortfalls in 2011 and 2012. Markets outside of the US are expected to grow faster than in the US and we are localizing our sales presence in these markets, as we increase scalability and prepare for new opportunities.

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

In anticipation of new regulated online and mobile market opportunities, we are expanding our interactive gaming infrastructure in the US and relocated our San Francisco interactive headquarters to a larger facility in March 2011. We are also aligning our development efforts to capitalize on a growing trend toward converged infrastructure products that integrate land-based casino games with online games.

During the 2011 third quarter, we invested $108.2 million in the acquisition of Entraction Holding AB to advance our position in legalized interactive gaming markets and strengthen our product portfolio to include all major online specialties—poker, bingo, casino, and sports betting. Established in 2000 and based in Stockholm, Sweden, Entraction is a supplier of online gaming products and services with one of the world’s largest legal online poker networks. See Note 17.

  CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2011	2010	Amount		%	2011	2010	Amount		%
Revenues	$489.0	$474.9	$14.1		3%	$1,417.2	$1,443.0	$(25.8)		-2%
Gaming operations	267.4	268.9	(1.5)		-1%	790.1	813.3	(23.2)		-3%
Product sales	221.6	206.0	15.6		8%	627.1	629.7	(2.6)		-
Machines	136.7	117.9	18.8		16%	386.4	395.2	(8.8)		-2%
Non-machine	84.9	88.1	(3.2)		-4%	240.7	234.5	6.2		3%

Gross profit	$288.6	$268.0	$20.6		8%	$840.6	$820.2	$20.4		2%
Gaming operations	164.6	155.5	9.1		6%	490.9	492.1	(1.2)		-
Product sales	124.0	112.5	11.5		10%	349.7	328.1	21.6		7%

Gross margin	59%	56%	3	pp	5%	59%	57%	2	pp	4%
Gaming operations	62%	58%	4	pp	7%	62%	61%	1	pp	2%
Product sales	56%	55%	1	pp	2%	56%	52%	4	pp	8%

Units
Gaming operations installed base	53,300	54,600	(1,300)		-2%	53,300	54,600	(1,300)		-2%
Fixed	9,800	9,200	600		7%	9,800	9,200	600		7%
Variable	43,500	45,400	(1,900)		-4%	43,500	45,400	(1,900)		-4%

Product sales shipped (1)	8,300	7,400	900		12%	24,800	24,000	800		3%
New	2,000	2,500	(500)		-20%	8,000	8,800	(800)		-9%
Replacement	6,300	4,900	1,400		29%	16,800	15,200	1,600		11%

Product sales recognized (2)	8,900	8,300	600		7%	26,200	26,500	(300)		-1%

Operating income	$140.8	$120.1	$20.7		17%	$389.1	$326.5	$62.6		19%

Operating margin	29%	25%	4	pp	16%	27%	23%	4	pp	17%

Income from continuing operations	$91.8	$96.3	$(4.5)		-5%	$232.3	$196.5	$35.8		18%

Discontinued operations (3)	(4.9)	(4.2)	(0.7)		*	(2.1)	(30.4)	28.3		*

Net income	86.9	92.1	(5.2)		-6%	230.2	166.1	64.1		39%

EPS
Continuing operations	$0.30	$0.32	$(0.02)		-6%	$0.77	$0.66	$0.11		17%
Discontinued operations	(0.01)	(0.01)	-		*	-	(0.11)	0.11		*
Net income	$0.29	$0.31	$(0.02)		-6%	$0.77	$0.55	$0.22		40%

(1) includes units where revenues deferred; (2) correlates with revenues recognized; (3) See Note 18

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Operating income increased primarily due to improvement in both product sales and gaming operations. Favorable changes in foreign exchange rates increased current quarter revenues by approximately $9.4 million. Income from continuing operations decreased primarily due to more favorable discrete income tax items in the prior year quarter.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

Improved operating income was primarily the result of prior year Alabama impairment charges (see Operating Expenses section below) and gross profit improvement in product sales. Revenue declines were attributable to intensified competition, fewer new casino openings, and conservative customer spending in a lagging economic recovery. Revenue declines were partially offset by favorable foreign exchange rates, which increased revenues by approximately $15.1 million. Income from continuing operations was negatively impacted by higher tax provisions, partially offset by lower interest costs and gain from the sale of our CLS equity investment.

Discontinued operations (See Note 18)

As part of our strategic realignment of core objectives, we entered into an agreement to sell our UK Barcrest Group to Scientific Games in April 2011. Subject to regulatory approvals and other customary closing conditions, the sale is expected to close in our 2011 fourth quarter for cash proceeds of approximately $53.0 million (subject to a working capital adjustment) plus contingencies based on existing customer arrangements. During the 2011 third quarter, we recorded an estimated loss on the sale of $10.7 million pre-tax (or $4.4 million after-tax) and classified the Barcrest Group results in discontinued operations for all periods presented.

Consolidated Gaming Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Gaming operations revenues declined with our lower installed base, partially offset by performance improvement in our MegaJackpot® brands. The lower installed base was largely due to the removal of Alabama electronic charitable bingo units and lease game conversions sold in Mexico. Increases to our International base partially offset decline in North America. Yield improvement of 3%, most significant in our WAP base, was attributable to increased newer game titles and an overall shift toward higher-yield units, in part due to removals of lower-yield games in Alabama.

Gross profit and margin increase was attributable to lower expenses, including jackpot expense down $9.0 million partially due to favorable interest movement, and favorable changes in the installed base mix. Gross margin was also favorably impacted by improved yields.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

Gaming operations revenues and gross profit decreased with our lower installed base, partially offset by yield improvement in our MegaJackpot® brands and CDS base. Gross profit and margin benefited from favorable expenses, including lower jackpot expense (down $10.8 million partially due to favorable interest movement), as well as reduced depreciation, and tax and license fees (in part due to the removal of Alabama units). Gross margin improvement was also attributable to higher yields from increased play levels, as well as the removal of lower-yield Alabama and Mexico units.

Consolidated Product Sales

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Product sales revenues increased primarily due to higher machine units recognized in both North America and International segments and favorable changes in foreign currency exchange rates.  Gross profit and margin further improved primarily due to favorable jurisdiction and product mix, partially offset by increased parts and royalty costs.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

Product sales revenues decreased primarily on lower International sales, partially offset by favorable changes in foreign exchange rates. Gross profit and margin improved primarily due to a favorable mix of higher-margin non-machine sales and lower discounts largely related to the prior year promotions.

Consolidated Operating Expenses

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2011	2010	Amount	%	2011	2010	Amount	%
Selling, general and administrative	$82.5	$81.5	$(1.0)	-1%	$253.8	$245.4	$(8.4)	-3%
Research and development	48.5	48.4	(0.1)	-	146.1	139.4	(6.7)	-5%
Depreciation and amortization	16.8	18.0	1.2	7%	51.6	55.8	4.2	8%
Impairment	-	-	-	*	-	53.1	53.1	*
Total operating expenses	$147.8	$147.9	$0.1	-	$451.5	$493.7	$42.2	9%
Percent of revenues	30%	31%			32%	34%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Third quarter operating expenses were relatively flat, including reduced bad debt provisions (down $4.0 million) and lower depreciation and amortization, nearly offset by increased costs for development initiatives related to our interactive product line of $2.0 million and Latin America operations of $1.9 million. Other cost efficiencies maintained from our previous restructuring were partially offset by higher variable compensation.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

Operating expenses decreased primarily attributable to prior year impairment related to Alabama charitable bingo closures and lower depreciation. These decreases were partially offset by increased costs for development initiatives related to our interactive product line of $8.4 million and Latin America operations of $3.6 million. Other cost efficiencies maintained from our previous restructuring were partially offset by higher variable compensation.

Consolidated Other Income (Expense)

	Quarters Ended		Favorable		Nine Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2011	2010	Amount	%	2011	2010	Amount	%
Interest Income	$13.3	$15.1	$(1.8)	-12%	$40.0	$46.5	$(6.5)	-14%
WAP investments	5.5	6.2	(0.7)	-11%	17.0	19.0	(2.0)	-11%
Receivables and investments	7.8	8.9	(1.1)	-12%	23.0	27.5	(4.5)	-16%

Interest Expense	(30.5)	(42.7)	12.2	29%	(101.5)	(124.9)	23.4	19%
WAP jackpot liabilities	(5.5)	(6.1)	0.6	10%	(17.0)	(18.7)	1.7	9%
Borrowings	(17.5)	(29.4)	11.9	40%	(62.5)	(82.6)	20.1	24%
Convertible debt equity discount	(7.5)	(7.2)	(0.3)	-4%	(22.0)	(23.6)	1.6	7%

Other	(1.9)	3.7	(5.6)	*	1.4	3.3	(1.9)	*

Total other income (expense)	$(19.1)	$(23.9)	$4.8	20%	$(60.1)	$(75.1)	$15.0	20%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

The favorable variance in total other income (expense) was primarily due to reduced interest expense on lower borrowings and lower rates, partially offset by lower interest income and unfavorable derivative fair value adjustments.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

The favorable variance in total other income (expense) was primarily due to decreased interest expense on lower debt and a gain of $4.3 million on the sale of our CLS equity investment, partially offset by decreased  interest income and unfavorable derivative fair value adjustments. WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Consolidated Income Tax Provision (See Note 12)

	Quarters Ended		Favorable	Nine Months Ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2011	2010	Amount	2011	2010	Amount
Income tax provision	$29.9	$(0.1)	$(30.0)	$96.7	$54.9	$(41.8)
Effective tax rate	24.6%	-0.1%	(24.7) pp	29.4%	21.8%	(7.6) pp

Our effective tax rate on income from continuing operations increased for the first nine months of 2011, because the prior year period was positively impacted by $36.7 million primarily related to the settlement of our IRS audit for 2002 through 2005. The 2011 nine months included certain favorable discrete tax items of $7.0 million related to the manufacturing deduction and retroactive reinstatement of the R&D tax credit and $15.1 million resulting from a lapse in the statute of limitations for 2007.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for the North America and International segments below reflects applicable operating expenses. See Note 16 for additional business segment information.

North America

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2011	2010	Amount		%	2011	2010	Amount		%
Revenues	$364.0	$355.0	$9.0		3%	$1,083.7	$1,088.3	$(4.6)		-
Gaming operations	228.1	230.5	(2.4)		-1%	679.0	704.8	(25.8)		-4%
Product sales	135.9	124.5	11.4		9%	404.7	383.5	21.2		6%
Machines	70.4	63.5	6.9		11%	223.8	221.3	2.5		1%
Non-machine	65.5	61.0	4.5		7%	180.9	162.2	18.7		12%

Gross profit	$214.2	$196.6	$17.6		9%	$640.0	$615.2	$24.8		4%
Gaming operations	138.9	127.1	11.8		9%	414.2	411.9	2.3		1%
Product sales	75.3	69.5	5.8		8%	225.8	203.3	22.5		11%

Gross margin	59%	55%	4	pp	7%	59%	57%	2	pp	4%
Gaming operations	61%	55%	6	pp	11%	61%	58%	3	pp	5%
Product sales	55%	56%	(1)	pp	-2%	56%	53%	3	pp	6%

Units
Gaming operations installed base	40,700	42,700	(2,000)		-5%	40,700	42,700	(2,000)		-5%
Fixed	7,200	6,900	300		4%	7,200	6,900	300		4%
Variable	33,500	35,800	(2,300)		-6%	33,500	35,800	(2,300)		-6%

Product sales shipped	4,500	4,100	400		10%	14,400	14,300	100		1%
New	600	900	(300)		-33%	3,500	4,000	(500)		-13%
Replacement	3,900	3,200	700		22%	10,900	10,300	600		6%

Product sales recognized	4,900	4,500	400		9%	15,700	15,200	500		3%

Operating income	$122.4	$98.2	$24.2		25%	$357.0	$268.6	$88.4		33%

Operating margin	34%	28%	6	pp	21%	33%	25%	8	pp	32%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

North America operating income increased with higher product sales, gaming operations yield improvement, and lower costs.

North America gaming operations revenues decreased primarily due to our lower installed base, down largely related to the closure of charitable gaming facilities in Alabama. Our lower installed base was partially offset by improved yields, most significantly in our WAP base, and the removal of lower-yield Alabama units. Yield improvement was attributable to an increasing mix of newer game titles and an overall shift toward higher-yield units. Gross profit and margin improvement was primarily due to higher yields and lower jackpot expense.

North America product sales improvement was driven by higher replacement units and network systems. Gross profit and margin was impacted unfavorably by higher parts and royalty costs.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

North America operating income increased driven by product sales improvement and reduced operating expenses mostly due to prior year impairment charges related to Alabama charitable market closures.

North America gaming operations revenues decreased primarily attributable to our lower installed base, partially offset by improved yields, up 3%, and increased non-installed base revenues related to systems access fees and leases. Our lower installed base was partially offset by improved yields, most significant in our WAP base, and the removal of lower-yield Alabama units. Yield improvement, in part attributable to an increasing mix of newer game titles, continued to be partially offset by the continued shift in our installed base mix toward lower-yield non-WAP games. Gross profit and margin improvement was primarily due to higher yields and lower jackpot expense.

Product sales revenues increased with higher network systems sales, as well as increased replacement machines, parts, and IP licensing fees. Gross profit and margin were also favorably impacted by the increased contribution from higher-margin systems revenues, lower discounts largely related to the prior year promotions, partially offset by increased parts costs.

International

	Quarters Ended		Favorable			Nine Months Ended		Favorable
	June 30,		(Unfavorable)			June 30,		(Unfavorable)
	2011	2010	Amount		%	2011	2010	Amount		%
Revenues	$125.0	$119.9	$5.1		4%	$333.5	$354.7	$(21.2)		-6%
Gaming operations	39.3	38.4	0.9		2%	111.1	108.5	2.6		2%
Product sales	85.7	81.5	4.2		5%	222.4	246.2	(23.8)		-10%
Machines	66.3	54.4	11.9		22%	162.6	173.9	(11.3)		-6%
Non-machine	19.4	27.1	(7.7)		-28%	59.8	72.3	(12.5)		-17%

Gross profit	$74.4	$71.4	$3.0		4%	$200.6	$205.0	$(4.4)		-2%
Gaming operations	25.7	28.4	(2.7)		-10%	76.7	80.2	(3.5)		-4%
Product sales	48.7	43.0	5.7		13%	123.9	124.8	(0.9)		-1%

Gross margin	60%	60%	-	pp	-	60%	58%	2	pp	3%
Gaming operations	65%	74%	(9)	pp	-12%	69%	74%	(5)	pp	-7%
Product sales	57%	53%	4	pp	8%	56%	51%	5	pp	10%

Units
Gaming operations installed base	12,600	11,900	700		6%	12,600	11,900	700		6%
Fixed	2,600	2,300	300		13%	2,600	2,300	300		13%
Variable	10,000	9,600	400		4%	10,000	9,600	400		4%

Product sales shipped	3,800	3,300	500		15%	10,400	9,700	700		7%
New	1,400	1,600	(200)		-13%	4,500	4,800	(300)		-6%
Replacement	2,400	1,700	700		41%	5,900	4,900	1,000		20%

Product sales recognized	4,000	3,800	200		5%	10,500	11,300	(800)		-7%

Operating income	$43.6	$43.7	$(0.1)		-	$105.3	$122.8	$(17.5)		-14%

Operating margin	35%	36%	(1)	pp	-3%	32%	35%	(3)	pp	-9%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

International operating income was relatively flat, as revenue and gross profit increases were offset by increased operating costs largely related to additional infrastructure development related to our interactive product line and Latin America operations. Favorable foreign exchange rates increased international revenues by approximately $8.9 million.

International gaming operations revenues increased primarily due to favorable foreign exchange rates and installed base growth, while gross profit and margin declined with an increased mix of lower-yield games. Installed base increases in Africa and South America were partially offset by decreases in Mexico resulting from conversions of leased games to for-sale units.

International product sales revenues and gross profit increased with higher unit volume and favorable foreign exchange rates. Gross profit and margin also benefited from a favorable product and jurisdiction mix.

Nine months ended June 30, 2011 compared with nine months ended June 30, 2010

International operating income decreased primarily due to lower product sales and higher operating costs largely related to additional infrastructure development related to our interactive product line and Latin America operations. Favorable foreign exchange rates increased international revenues by approximately $13.6 million.

International gaming operations revenues increased primarily due to favorable foreign exchange rates and installed base growth, while gross profit and margin declined with higher depreciation.

International product sales revenues decreased with fewer units and lower systems and parts, partially offset by the impact of favorable foreign exchange rates. Gross profit and margin were favorably impacted by product and jurisdiction mix, including a higher-margin contribution from lease conversion games sold in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Selected Financial Information and Statistics

	2011	2010	(Decrease)
Cash and equivalents	$316.3	$158.4	$157.9
Accounts receivable, net	291.1	290.3	0.8
Inventories	91.3	97.6	(6.3)
Working Capital	781.4	620.1	161.3

Trailing-twelve month statistics, excluding discontinued operations:
Average days sales outstanding (excluding contracts and notes)	56	53	3
Inventory turns	4.1	4.4	(0.3)

At June 30, 2011, our principal sources of liquidity were cash and equivalents and amounts available on our credit facilities discussed below under Credit Facilities and Indebtedness. Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are used for funding jackpot winner payments and online player deposits. Restricted cash held by VIE assets are used only for funding related VIE jackpot winner payments. See Note 2 for additional information about our VIE’s.

Cash and equivalents increased $157.9 million during the nine months ended June 30, 2011, primarily due to cash generated from operations of $448.7 million and net proceeds from investments and loans of $120.8  million, offset by business acquisitions  of $105.9 million, capital expenditures of $155.1 million and net debt repayments of $104.4 million. The remaining decrease was comprised mostly of dividends paid of $53.8 million and share repurchases of $25.0 million, partially offset by net employee stock plan proceeds of $33.4 million.

Cash Flows Summary - A Year Over Year Comparative

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

			Favorable
First nine months	2011	2010	(Unfavorable)
Operations	$448.7	$423.8	$24.9
Investing	(140.2)	(126.0)	(14.2)
Financing	(149.8)	(273.2)	123.4
Effects of exchange rates	(0.8)	(6.4)	5.6
Net Change	$157.9	$18.2	$139.7

Operating Cash Flows

Higher operating cash flows provided during 2011 were primarily the result of decreased cash used for working capital. Less cash used for income taxes, accounts payable and accrued liabilities was partially offset by increased cash used for inventory and jackpot liabilities and less cash provided from other assets and receivables. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Investing Cash Flows

More cash used for investing during 2011 was primarily the result of increased business acquisitions (see Note 17 for more information about the Entraction acquisition) and reduced investment proceeds, partially offset by lower capital expenditures, along with increased cash provided from development financing loans, affiliate investments, restricted cash, and higher proceeds from the sale of gaming operations equipment.

			Increase
First nine months	2011	2010	(Decrease)
Property, plant and equipment	$10.8	$15.9	$(5.1)
Gaming operations equipment	143.2	159.9	(16.7)
Intellectual property	1.1	2.4	(1.3)
Total capital expenditures	$155.1	$178.2	$(23.1)

Financing Cash Flows

Decreased cash used for financing during 2011 was primarily related to decreased debt repayments, partially offset by increased cash used for share repurchases. During the quarter, we purchased 1.5 million shares in open market transactions for an aggregate cost of $25.0 million under a $500 million share repurchase plan approved by the Board on June 7, 2011.

Credit Facilities and Indebtedness (See Note 10)

Domestic Credit Facility

At June 30, 2011, no amounts were drawn on our domestic credit facility, $728.7 million was available, and $21.3 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at June 30, 2011, with an interest coverage ratio of 10.8 and a net funded debt leverage ratio of 2.0.

On April 14, 2011, we modified our domestic credit facility, reducing it from $1.2 billion to $750 million. The former facility was terminated in conjunction with the issuance of a new facility providing a $750.0 million revolving line of credit, of which up to $100.0 million is available for letters of credit and up to $50.0 million is available for swing line borrowing. Subject to lenders’ discretion, we may increase the facility size by an additional $250.0 million at any time during its term. At maturity on April 14, 2016, all amounts outstanding will be immediately due and payable.

The new facility interest rates and facility fees are more favorable than the former facility and are based on our public debt ratings or our Net Funded Debt to EBITDA ratio, whichever is more favorable to IGT. Net Funded Debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. The initial interest rate is LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps at the Baa2/BBB pricing level. As a result of the modification, deferred offering costs related to the former facility of $1.5 million were expensed and the remaining $9.8 million was combined with additional issuance costs of $4.5 million, to be collectively amortized over the new facility term.

The new domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no event of default. The following new facility covenants are less restrictive than those under the former facility (all terms as defined per the new facility):

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

Foreign Credit Facility

At June 30, 2011, $10.8 million was available with nothing drawn under our revolving credit facility in Australia, which generally renews annually with maturity in February.

Financial Condition

	June 30,	September 30,	Increase
	2011	2010	(Decrease)
Assets	$4,076.4	$4,007.0	$69.4
Liabilities	2,623.0	2,772.7	(149.7)
Total Equity	1,453.4	1,234.3	219.1

Changes During The Nine Months Ended June 30, 2011

Total assets increased primarily due to increased cash (up $157.9 million) and the acquisition of Entraction with total assets of $133.4 million, partially offset by decreases in deferred taxes and taxes receivable of $59.4 million, fair value adjustments for interest rate swaps of $28.6 million, jackpot funding assets of $31.0 million, customer receivables of $61.9 million, and intangible asset amortization of $34.3 million.

Liabilities decreased primarily due to reductions of $103.0 million in net debt, including $26.0 million related to fair value adjustments for interest rate swaps, and $64.0 million in jackpot liabilities. Shareholders’ equity increased primarily with earnings.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At June 30, 2011, there were no recently issued accounting standards that will have a significant impact to our financial statements. See Note 1.

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

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile has not changed materially during the first nine months of 2011 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2010, our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Our customers will accept a new product only if it is likely to increase operator profits more than competitors’ products. The amount of operator profits primarily depends on consumer play levels, which are influenced by player demand for our product.  There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us. For example, our business and results could be adversely affected if we experience delays in our continued deployment of sbX® gaming management systems, or if we do not gain market acceptance for these or other systems that are currently under development.

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

Systems, network or telecommunications failures or cyber-attacks may disrupt our business and have an adverse effect on our results of operations.

Any disruption in our network or telecommunications services could affect our ability to operate our games or financial systems, which would result in reduced revenues and customer down time. Our network and databases of business or customer information are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks and similar events. Despite our implementation of network security measures and data protection safeguards, our servers and computer resources are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with our computer systems in any such event could have a material adverse effect on our business, reputation, operating results and financial condition.

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

Share Repurchases

On June 7, 2011, the Board approved a $500.0 million share repurchase plan. The table below reflects 1.5 million shares of common stock repurchased under the plan, as well as 19,700 common shares of restricted stock or units (not under the plan) tendered by employees at fair value on the vesting date to satisfy related tax withholding obligations.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
(In millions, except price per share)
April 3 - April 30, 2011	-	$-	-	$500.0
May 1 - May 28, 2011	-	-	-	500.0
May 29 - July 2, 2011	1.5	16.25	1.5	$475.0
Total	1.5	$16.25	1.5

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Date:  August 10, 2011

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)