Form 10-K
period 2011-10-01
INTERNATIONAL GAME TECHNOLOGY
filed 2011-11-30
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2011
OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-10684

International Game Technology

Nevada	88-0173041
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6355 South Buffalo Drive, Las Vegas, Nevada 89113
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area code: (702) 669-7777

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
Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on April 1, 2011:  $4.9 billion.

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 28, 2011:
297.6 million shares of common stock at $.00015625 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our Proxy Statement relating to the 2012 annual shareholders meeting are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended October 1, 2011

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates--actual:	Fiscal dates--as presented:
October 1, 2011	September 30, 2011
October 2, 2010	September 30, 2010
October 3, 2009	September 30, 2009
September 27, 2008	September 30, 2008
September 29, 2007	September 30, 2007

Abbreviation/term	Definition

Anchor	Anchor Gaming
ARS	auction rate securities
AsiaPac	Asia, Australia, New Zealand, the Pacific
ASU	Accounting Standards Update
AVP	Advanced Video Platform®
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CDS	Central determination system
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DigiDeal	DigiDeal Corporation
EBITDA	earnings before interest, taxes, depreciation, and amortization
EMEA	Europe, the UK, the Middle East, and Africa
Entraction	Entraction Holding AB
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IFRS	International Financial Reporting Standards
IP	intellectual property
IRS	Internal Revenue Service
LatAm	Mexico and South/Central America
LIBOR	London inter-bank offered rate
LVGILas Vegas Gaming Internationss	Las Vegas Gaming International
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
PGIC	Progressive Gaming International Corporation
pp	percentage points
R&D	research and development
sbX®	IGT’s complete server-based player experience management solution
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VSOE	Vendor specific objective evidence
WAP	wide area progressive
WDG	Walker Digital Gaming, LLC
*	not meaningful (in tables)

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

●	our ability to successfully introduce new products and their impact on replacement demand
●	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
●	our expected future financial and operational performance
●	our strategic and operational plans (including our objectives for fiscal 2012)
●	our leadership position in the gaming industry
●	the advantages offered to customers by our anticipated products and product features
●	gaming growth, expansion, and new market opportunities
●
mergers, acquisitions and divestitures, including the expected benefits of completed acquisitions and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies

●	research and development activities, including anticipated benefits from such activities
●	fluctuations in future gross margins and tax rates
●	increasing product sales or machine placements
●	legislative or regulatory developments and related market opportunities
●	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, and share repurchases
●	losses from off-balance sheet arrangements
●	financial returns to shareholders related to management of our costs
●	the impact of recently adopted accounting pronouncements
●	the outcome and expense of litigation
●	anticipated increased revenue yields and operating margin if general economic conditions improve

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part 1, Item 1A, Risk Factors, in this report for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstance.

PART I

Item 1.          Business

International Game Technology is a global gaming company specializing in the design, development, manufacture, and marketing of electronic gaming equipment and systems products, including online and mobile solutions for regulated markets. IGT markets a wide array of entertainment-inspired gaming product lines and targets gaming markets in substantially all legal jurisdictions worldwide.

International Game Technology was incorporated in Nevada in December 1980 to facilitate our initial public offering in 1981. Principally serving the US gaming markets when founded, we expanded into jurisdictions outside the US in 1986.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30. For simplicity, this report presents all fiscal years using the calendar month end as outlined in the table below.

Fiscal Year	Ended		Weeks
	Actual	Presented as
2011	October 1, 2011	September 30, 2011	52
2010	October 2, 2010	September 30, 2010	52
2009	October 3, 2009	September 30, 2009	53
2008	September 27, 2008	September 30, 2008	52
2007	September 29, 2007	September 30, 2007	52

Unless otherwise indicated in this report:

●	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
●
italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

●	references to years relate to our fiscal years ending September 30
●	current refers to the fiscal year ended September 30, 2011
●	Note refers to the Notes of our Consolidated Financial Statements in Item 8 of this report
●	references to EPS are on a diluted basis
●	dollar amounts in tables are presented pretax in millions, except EPS
●	discussion and analysis relates to results for the current fiscal year as compared with the prior year

BUSINESS SEGMENTS

We derive our revenues from the distribution of electronic gaming equipment, systems, services and licensing. Operating results reviewed by our CEO encompass all revenue sources within each geographical customer region. We currently view our business in two operating segments, North America and International, each incorporating all revenue streams. Unless otherwise noted, prior year amounts throughout this report have been adjusted for operations discontinued during 2011 and 2010, as further described in Note 21.

●	North America consists of our operations in the US and Canada, comprising 76% of consolidated revenues from continuing operations in 2011, 75% in 2010, and 81% in 2009.
●	International consists of our operations in all other jurisdictions worldwide, comprising 24% of consolidated revenues from continuing operations in 2011, 25% in 2010, and 19% in 2009.

We measure segment profit on the basis of operating income. Certain income and expenses are managed at the corporate level and not allocated to an operating segment. Other segment and financial information contained in our MDA BUSINESS SEGMENT RESULTS and Note 18 is incorporated here by this reference.

REVENUE STREAMS

We have two revenue streams—gaming operations and product sales.

Gaming Operations

Comprising 55% of consolidated revenues in 2011, 56% in 2010, and 57% in 2009, gaming operations generates recurring revenues by providing our customers with proprietary gaming equipment, systems and services. Our gaming operations pricing arrangements are largely variable where casinos pay service fees to IGT based on a percentage of amounts wagered or net win. Variable fee units comprised 81% of our gaming operations installed base at September 30, 2011.  Fixed fee pricing arrangements are typically based on a daily or monthly fee. A portion of WAP fees paid to IGT is used for the funding and administration of progressive jackpots. The cost of funding progressive jackpots is subject to interest rate volatility as further described in Note 1, MDA CRITICAL ACCOUNTING ESTIMATES and related risks included in Part I, Item 1A.

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

Gaming Operations Units	2011	2010	2009
IGT owned units - variable fee	43,900	43,400	49,500
IGT owned units - fixed fee	10,000	9,500	8,500
IGT installed base	53,900	52,900	58,000
Casino-owned	17,500	17,900	18,200
Total	71,400	70,800	76,200

Product Sales

Comprising 45% of consolidated revenues in 2011, 44% in 2010, and 43% in 2009, product sales include gaming equipment, systems, services, licensing, and component parts. Non-machine sales are comprised of gaming systems, licensing fees, parts, conversions, and miscellaneous royalty fees and services.

Product Sales Composition	2011	2010	2009
Slot machines	63%	62%	62%
Non-machine	37%	38%	38%
Gaming systems	22%	22%	22%
Parts & conversions	12%	13%	13%
Other fees & services	3%	3%	3%

STRATEGIC BUSINESS ARRANGEMENTS

We complement our internal resources through strategic alliances, investments, and business acquisitions that:

●	diversify our geographic reach
●	expand our product lines and customer base
●	leverage our technological and manufacturing infrastructure to increase our rates of return

In June 2011, we acquired Entraction to advance our position in legalized interactive gaming markets and strengthen our product portfolio to include all major online specialties—poker, bingo, casino, and sports betting. Established in 2000 and based in Stockholm, Sweden, Entraction is a supplier of online gaming products and services with one of the world’s largest legal online poker networks. Our most recent acquisitions and affiliate investments are discussed in Notes 2 and 20.

As a result of continuing evaluation and assessment of our core business strategy, we sold our UK Barcrest Group in September 2011. A discussion of Barcrest and other discontinued operations, as well as material asset losses or impairment recognized during the last three years is contained in our MDA OVERVIEW and CONSOLIDATED RESULTS and Notes 19 and 21.

Risks related to business combinations and investments are described in Part I, Item 1A.

PRODUCTS

We provide a broad range of electronic gaming equipment and systems, as well as related licensing, services, and component parts, under for-sale or recurring revenue sharing arrangements.

Games

We combine elements of math, play mechanics, sound, art, and technological advancements with our library of entertainment licenses and patented IP to provide gaming products with a high degree of player appeal. We continuously expand our game library with new content, popular brands, and appealing bonuses to address player preferences and other market trends.

We offer a wide array of land-based games, as well as online and mobile games, with multi-line and multi-coin configurations.

Land-Based Games	Online & Mobile Games
Premier (MegaJackpots®)	Online
Multi-Level Progressive	MegaJackpots®
Wide-Area Progressive	Slots
Stand-Alone	Table Games
Core	Fixed Odds
Video Reel	Video Poker
Spinning Reel	Multi-Player Poker
Video Poker	Bingo & Keno
Multi-Game (Game King®)	Sports betting
Central System	Mobile
Bingo (Class II)	Slots
CDS	Table Games
VLT	Video Poker
Multi-Player
Electronic Table
Virtual Racing

Cabinet Configurations

Customers can combine our extensive library of games with several gaming machine cabinets designed to maximize functionality, flexibility, and player comfort. Our AVP® machines support server-based gaming networks with G2S open industry standards. Slot machine configurations vary by jurisdiction and may include:

●	Stand-alone casino-style slot machines that determine the game play outcome at the machine, known as Class III in tribal jurisdictions
●	WAP jackpot systems with machines linked across several casinos
●
CDS machines connected to a central server that determines the game outcome, encompassing VLT’s (video lottery terminals) used primarily in government-sponsored applications and electronic or video bingo machines, known as Class II in tribal jurisdictions

Systems

Land-based

IGT systems products include infrastructure and applications for casino management, customer relationship management, player management, and server-based gaming. Our casino and customer relationship management solutions include integrated modules for:

● machine accounting	● bonusing (jackpots and promotions)
● patron management	● table game automation
● cage accounting	● payment processing
● table accounting	● reporting
● ticket-in/ticket-out	● regulatory compliance.

Our player management solutions feature custom player messaging, tournament management, and integrated marketing and business intelligence modules that provide analytical, predictive, and management tools for maximizing casino operational effectiveness. Our server-based solutions enable electronic game delivery and configuration for slot machines, as well as providing casino operators with opportunities to increase profits by enhancing the players’ experience, connecting with players interactively, and creating operational efficiencies.

Online

IGT systems also include a range of solutions comprising infrastructure and applications to deliver legal online wager-based gaming. These systems are primarily focused around management of digital patron wallets, responsible gaming functionality, fraud detection and prevention, patron credentials, customer relationship management, player accounting and analytics.

With these solutions, we deploy a full service platform capable of supporting the main games associated with internet wagering (casino games, sports betting, multi-player poker and bingo). Our online system products are primarily provided as a “white-label” service, which allows operators to provide online products to their players under IGT’s gaming license.

RESEARCH & DEVELOPMENT

We support our product development efforts through a considerable emphasis and investment in the R&D of emerging technology trends, which we believe enables us to maintain a leadership position in the industry. Our product innovation reflects a combination of customer research, design experience and engineering excellence utilizing our game design resources, IP portfolio, and next-generation game development tools. The focus of our product development is to enhance the player experience through interactive networked gaming, information technology, innovative game design, and customer relationship services, thereby maximizing the potential for casino operator profitability.

We dedicate approximately 1,500 employees worldwide to R&D efforts covering multiple engineering disciplines, including hardware, electrical, systems and software. We specialize in progressive creative game development including design, math, graphics and audio. Our primary development facilities are located in Nevada (Reno and Las Vegas), California (San Francisco), China (Beijing), Australia (Sydney), and Sweden (Stockholm). Additional global design centers provide local community presence, customized products, and regional production where beneficial or required.

Our games are created primarily by employee designers, engineers, and artists, augmented by third-party content creators. We also use third-party technologies to improve the yield of our development investment and concentrate increased resources on product differentiation engineering. In anticipation of new market opportunities in regulated interactive online and mobile gaming, we focused additional R&D efforts in this area during 2011. Our investment in R&D from continuing operations totaled $194.7 million in 2011, $189.4 million in 2010, and $193.8 million in 2009.

Intellectual Property

Our IP portfolio of patents, trademarks, copyrights, and other licensed rights are significant to our business. At September 30, 2011, we held approximately 5,600 patents or patent applications and approximately 3,100 trademarks filed and registered worldwide. The weighted average remaining useful life of our capitalized patent costs at September 30, 2011 was approximately 5 years. Our material brand licensing arrangements have various expiration dates through 2019 and commonly contain options to extend.

We seek to protect our investment in R&D and the new and original features of our products by perfecting and maintaining our IP rights. We obtain patent protection covering many of our products and have a significant number of U.S. and foreign patent applications pending. Our portfolio is widely diversified with patents related to a variety of gaming products, including game designs, bonus and secondary game features, device components, and online or mobile functionality.

We market most of our products under trademarks and copyrights that provide product recognition and promote widespread acceptance. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable. We use IP assets offensively and defensively to protect our innovation and license it to others under terms designed to promote standardization in the gaming industry. IP litigation is described in Note 13 and related risk factors are described in Part I, Item 1A.

SALES AND MARKETING

We market our products and services in legalized gaming jurisdictions around the world. We have a substantial presence in the US and growing international operations. We promote our products through a worldwide network of sales associates, using third-party distributors and agents in certain markets under arrangements that generally specify no minimum purchase and require specified performance standards be maintained. We offer equipment contract financing for qualified customers and development financing loans to select customers for new or expanding gaming facilities.

As of September 30, 2011, we maintain 60 offices across six continents to respond to customer needs and our Global Support Center is staffed with experts in technical issue resolution. We provide access to product information and 24-hour customer service through our website and offer a variety of customer training designed to ensure success in using our products to their full potential.

North America

The gaming industry installed base in the US and Canada has been relatively flat over the last few years, at just over 900,000 legal gaming devices by our estimates. Growth of legalized gaming is largely driven by new jurisdictions considering gaming tax revenues as a means to address budget shortfalls. Sales or placements of gaming machines are also affected by new openings or expansion of existing gaming properties and the machine replacement cycle, as well as economic conditions. We entered in the Canadian online gaming market in 2011.  We continue to monitor potential gaming growth and remain cautiously optimistic about future opportunities.

Changes in existing gaming regulation or new interpretations of existing gaming laws can negatively impact our business by hindering or preventing our continuing operations in certain jurisdictions. See further discussion surrounding regulatory challenges in Alabama in MDA-CONSOLIDATED RESULTS and MDA-BUSINESS SEGMENT RESULTS.

International

Markets outside of the US are expected to grow faster than those in the US, and we are localizing our sales presence in these markets, as we increase scalability and prepare for new opportunities. Our international strategy capitalizes on our North America experience, while customizing products for unique local preferences and regulatory requirements.

Our international gaming markets included the following customer regions at September 30, 2011:

●	Europe, the UK, the Middle East, and Africa (EMEA)
●	Mexico and South/Central America (LatAm)
●	Asia, Australia, New Zealand, the Pacific (AsiaPac)

The pace of online gaming legalization in International markets is increasing with several significant markets currently regulating and introducing licensing regimes for online gaming.  Our strategic intent is to enter those regulated markets that offer attractive return characteristics, building on our existing capabilities and those acquired in the Entraction purchase.

In September 2011, we sold our UK Barcrest Group due to changes in our core business strategy. See Note 21 for additional information about discontinued operations.

Risks related to our international operations are described in Part I, Item 1A.

OPERATIONAL OVERVIEW

 Manufacturing and Suppliers

In addition to our main production facility in Nevada, we manufacture through third-party manufacturers in China. We also have reconditioning and re-manufacturing processes in our Las Vegas facility for gaming operations fixed assets. Our manufacturing operations primarily involve the configuration and assembly of electronic components, cables, harnesses, video monitors, and prefabricated parts purchased from outside sources. We also operate facilities for silkscreen manufacturing and digital design.

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

We currently devote more than 800,000 square feet in our Reno facility and more than 270,000 square feet in our Las Vegas facility to product development, manufacturing, warehousing, shipping, and receiving.  Maintaining our commitment to quality, we maintained our ISO 9001.2008 Quality Management System certification at all of our manufacturing facilities during 2011. In addition, we expanded Advantage and sbX systems certification along with recertifying our ISO 17025:2005 Certification for our Software Quality Engineering Services Department. ISO standards represent an international consensus with respect to the design, manufacture, and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.

We generally carry a sufficient amount of inventory related to the breadth of our product lines. We reasonably expect to fill our manufacturing product order backlog for both gaming operations and product sales within the next fiscal year. Backlog for gaming operations units totaled 7,485 at October 31, 2011 and 6,945 at October 31, 2010. Backlog for product sales totaled approximately $122.1 million at October 31, 2011 and $134.3 million at October 31, 2010.

Regulatory Compliance

IGT is dedicated to regulatory compliance worldwide to ensure that our products meet requirements in each gaming jurisdiction and that we obtain the necessary approvals and licenses. We conduct business in most jurisdictions where gaming is legal and hold licenses where required.

Employees

As of September 30, 2011, we employed 4,600 individuals worldwide, 3,800 in our North America segment and 800 in our International segment.  Our global workforce has been reduced over the past three years as a result of restructuring efforts, including a combination of voluntary and involuntary separation arrangements and discontinued operations.

In light of the lagging economic recovery, we continue to review our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook.  For discussion of related restructuring costs and discontinued operations, see Note 19 and 21 and our MDA CONSOLIDATED RESULTS.

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

We endeavor to create gaming products with superior functionality and features, using innovative architecture and technologies, resulting in a high degree of customer acceptance and player preference. We also strive to maintain an edge in our quality of customer support and efficient product implementation. The breadth of our gaming products and diversity of our innovative game library contribute to our competitive advantage.

We believe IGT also has competitive advantages resulting from broad alliances and a long history with customers, the financial strength to aggressively invest in R&D, and an extensive IP portfolio. Our historically high levels of customer service and support, extensive and well-established infrastructure of sales and manufacturing, worldwide name recognition, and geographic diversity are competitive assets. We believe our reputation for consistently delivering and supporting quality products will encourage operators to select our products and enable us to maintain a substantial market position. Risk factors related to competition are discussed in Part 1, Item 1A.

AVAILABLE INFORMATION

IGT’s principal corporate executive offices are located at:	6355 South Buffalo Drive
Las Vegas, Nevada 89113
(702) 669-7777

All reporting information filed with or furnished to the SEC is available free of charge through the Investor Relations link on our website at www.IGT.com as soon as reasonably practicable after we electronically file or furnish such information to the SEC.

Additionally, the following IGT information is available through the Investor Relations link of our website and will be mailed in print form free of charge to any shareholder upon request:

●	code of conduct
●	corporate governance guidelines
●	code of ethics for our principal executive officer and senior financial officers
●	conflict of interest guidelines for members of our board of directors
●	charters for our Audit, Capital Deployment, Compensation, and Nominating and Corporate Governance Committees

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

While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

●	licenses and/or permits
●	findings of suitability for the company, as well as individual officers, directors, major shareholders, and key employees
●	documentation of qualification, including evidence of financial stability
●	specific approvals for gaming equipment manufacturers and distributors

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

Certain regulators not only govern the activities within their jurisdiction, but also monitor our activities in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada licensee, state regulatory authorities require us to maintain Nevada standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99 of this Annual Report on Form 10-K, incorporated herein by reference.

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

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables.

Demand for our products and services depends largely upon favorable conditions in the gaming industry, which is highly sensitive to players’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as continued negative economic conditions, natural disasters, acts of war or terrorism, transportation disruptions or health epidemics. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and significant volatility in the credit and equity markets.

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

Our ability to operate in our existing land-based or online jurisdictions or expand into new land-based or online jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws, and difficulties or delays in obtaining or maintaining needed licenses or approvals.

We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

●	licenses and/or permits
●	findings of suitability
●	documentation of qualifications, including evidence of financial stability
●	other required approvals for companies who manufacture or distribute gaming equipment and services, including but not limited to approvals for new products
●	individual suitability of officers, directors, major shareholders and key employees

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

Further, changes in existing gaming regulations or new interpretations of existing gaming laws, both with respect to land-based and online gaming activities, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing gaming machines and ownership changes and consolidation in the casino industry could limit or reduce our future profits.

Demand for our products is driven substantially by the establishment of new land-based and/or online gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction, whether land-based or online, typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction.

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

Competition among gaming and systems providers, including manufacturers of electronic gaming equipment and systems products is intense.  Competition in our industry is primarily based on the amount of profit our products generate for our customers, together with cost savings, convenience, and other benefits. Additionally, we compete on the basis of price and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our hardware and software products. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources.

Competition in the gaming industry is intense due to the increasing number of providers, combined with the limited number of operators and jurisdictions in which they operate. This combination of a growing number of providers and a limited number of operators has resulted in an increased focus on price to value.  To compete effectively, providers must offer innovative products, with increasing features and functionality benefiting the operators along with game content appealing to the end player, at prices that are attractive to operators.

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

The gaming industry is characterized by dynamic customer demand and technological advances, both for land-based and online gaming products. As a result, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand.   To remain competitive, we have invested resources towards our research and development efforts to introduce new and innovative games with dynamic features to attract new customers and retain existing customers.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks.  A significant portion of our revenues is derived from our International business segment.  Developments such as noted below could adversely affect our financial condition and results of operations:

●	social, political or economic instability
●	additional costs of compliance with international laws or unexpected changes in regulatory requirements
●	tariffs and other trade barriers
●	fluctuations in foreign exchange rates outside the US
●	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
●	expropriation, nationalization and restrictions on repatriation of funds or assets
●	difficulty protecting our intellectual property
●	recessions in foreign economies
●	difficulties in maintaining foreign operations
●	changes in consumer tastes and trends
●	acts of war or terrorism
●	US government requirements for export.

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

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines. We incorporate security features into the design of our gaming machines and other systems, including those responsible for our online operations, which are designed to prevent us and our patrons from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud our patrons, or if our hardware or software experiences any technical anomalies, the public may lose confidence in our gaming products and operations or we could become subject to legal claims by our customers or to investigation by gaming authorities.

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

New products may be subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

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

Our properties consist primarily of facilities worldwide used for manufacturing, engineering, sales, corporate administration, customer service and technical support. We own our corporate headquarters in Las Vegas, Nevada, which serves as our primary sales and service facility. We also own a Reno, Nevada, campus, which serves as our primary manufacturing, engineering and warehousing facility.  Additional sales and service facilities worldwide are occupied under leases that expire at various times through 2022.

Square Footage Of Facilities At September 30, 2011

	Approximate Square Footage
	Owned	Leased
(in thousands)
North America (US and Canada)	1,856	411

International
EMEA	149	114
LatAm	-	99
AsiaPac	15	191

We expect our current properties will be adequate for our near-term business needs and the productive capacity of our facilities is substantially utilized. In 2010, we discontinued operations and terminated all facility lease agreements in Japan. See Note 21 for more information regarding discontinued operations.

Item 3.	Legal Proceedings

IGT has been named in and has brought lawsuits in the normal course of business. A description of certain of these matters is contained in Note 13 and incorporated herein by this reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “IGT.” As of November 28, 2011, there were approximately 2,600 record holders of IGT’s common stock and the closing price was $16.54.

	Quarters
	First	Second	Third	Fourth
2011
Stock price - high	$17.82	$19.11	$18.63	$19.15
Stock price - low	14.00	15.13	14.86	13.38
Dividends declared	0.06	0.06	0.06	0.06
2010
Stock price - high	$22.42	$21.94	$21.86	$16.90
Stock price - low	17.53	16.18	15.21	13.65
Dividends declared	0.06	0.06	0.06	0.06

IGT transfer agent and registrar

Wells Fargo Shareowner Services
161 North Concord Exchange
South St. Paul, MN  55075-1139
(800) 468-9716
www.wellsfargo.com/contactshareownerservices

Share Repurchases

The purpose of our common stock repurchase plan, as amended on June 7, 2011 when our Board of Directors authorized repurchases of up to $500.0 million, is to return value to our shareholders by reducing the number of shares outstanding. We use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date.

Periods of 2011 fourth quarter	Total (a) Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
July 3 - July 30, 2011	-	$-	-	$475.0
July 31 - August 27, 2011	-	$-	-	475.0
August 28 - October 1, 2011	1.6	$15.30	-	$449.9
Total	1.6	$15.30	-

(a) Includes 40,400 of restricted shares or units tendered by employees at fair value at vesting for tax withholding obligations

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for five fiscal years ended September 30, 2011 relative to the Standard and Poor’s 500 Composite Index and a customized peer group of four companies that includes Bally Technologies, Inc., Scientific Games Corporation, Shuffle Master, Inc., and WMS Industries, Inc.

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

	2006	2007	2008	2009	2010	2011
International Game Technology	$100.00	$105.17	$45.94	$50.95	$37.07	$38.21
S&P 500	100.00	116.44	90.85	84.58	93.17	94.24
Peer Group	100.00	129.68	93.23	99.37	86.54	57.16

Item 6.	Selected Financial Data

The following selected financial highlights should be read in conjunction with Item 7, MDA, and Item 8, Financial Statements and Supplementary Data. See Note 21 for additional information about discontinued operations reclassified in the income statement for all periods presented.

As of and for Years Ended September 30,	2011	2010	2009	2008	2007

Revenues	$1,957.0	$1,917.2	$2,018.8	$2,430.0	$2,453.3
Gross profit	1,138.4	1,087.3	1,113.6	1,383.4	1,423.5
Operating income	504.9	424.8	332.4	671.7	780.3
Income from continuing operations before tax (1)	427.9	304.9	213.1	578.7	758.8
Income from continuing operations after tax	292.3	219.6	148.7	335.8	480.3
Discontinued operations, net of tax	(8.7)	(33.6)	(21.9)	(7.8)	12.8
Net income	283.6	186.0	126.8	328.0	493.1

Basic earnings per share
Continuing operations	$0.98	$0.73	$0.50	$1.09	$1.45
Discontinued operations	$(0.03)	$(0.11)	$(0.07)	$(0.03)	$0.04
Net income	$0.95	$0.62	$0.43	$1.06	$1.49

Diluted earnings per share
Continuing operations	$0.97	$0.73	$0.50	$1.08	$1.43
Discontinued operations	$(0.03)	$(0.11)	$(0.07)	$(0.03)	$0.04
Net income	$0.94	$0.62	$0.43	$1.05	$1.47

Weighted average shares outstanding
Basic	298.2	296.3	293.8	308.0	330.1
Diluted	299.8	297.8	294.0	310.2	335.7

Cash dividends declared per share	$0.24	$0.24	$0.33	$0.57	$0.53

Net operating cash flows	$612.4	$591.0	$547.9	$486.5	$821.5
Net investing cash flows	(118.3)	(117.7)	(288.4)	(365.7)	(296.7)
Net financing cash flows	(190.8)	(462.1)	(381.2)	(115.2)	(556.5)
Capital expenditures (2)	205.1	240.2	257.4	298.2	344.3
Cash used for share repurchases	50.1	-	-	779.7	1,118.3

Cash and short-term investment securities (3)	$552.0	$248.9	$247.4	$374.4	$400.7
Working capital	875.2	620.1	609.2	733.4	595.5
Total assets	4,154.4	4,007.0	4,328.1	4,546.9	4,147.8
Debt, net (current and non-current)	1,646.3	1,674.3	2,020.0	2,235.4	1,457.2
Jackpot liabilities (current and non-current)	508.4	570.9	588.1	650.7	643.1
Non-current liabilities	2,174.9	2,190.4	2,640.0	2,881.9	1,960.0
Total equity (4)	1,444.8	1,234.3	1,063.6	928.3	1,496.3

(1)	2010 and 2011 were significantly impacted by impairment and affiliate investment losses. See MDA—Results of Operations for additional information.

(2)	2007 capital expenditures included Las Vegas campus construction.

(3)	Includes restricted amounts.

(4)	2008 equity was significantly reduced by treasury share repurchases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment from the perspective of our company’s management. MDA is provided as a supplement to, and should be read in conjunction with, our Item 1, Business, and Item 8, Financial Statements and Supplementary Data.

We sometimes refer to the impact of changes in foreign currency exchange rates, which results from translating foreign functional currencies into US dollars, as well as currency transaction remeasurement, for reporting purposes. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior period rates applied to current period activity.

OVERVIEW

International Game Technology is a global company specializing in the design, development, manufacture, and marketing of electronic gaming equipment and systems products, including online and mobile solutions for regulated markets. We are a leading supplier of gaming products in substantially all legal jurisdictions worldwide and provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for gaming operator profits by enhancing the player’s experience.

We manage our operations in two geographic business segments, North America and International, with certain unallocated income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 18 for additional business segment information.

The results for our year ended September 30, 2011 reflect improvement in product sales, as well as gaming operations, resulting in higher overall revenues, gross profit, and operating income compared to last year. Improved operating income was primarily the result of higher product sales volume combined with reduced impairment charges.  Current year impairment charges related to corporate assets held for sale, certain underperforming fixed assets, and additional decline in the fair value of our Alabama notes receivable. The prior year impairment charges related to the Alabama charitable bingo market closures. For a more in-depth analysis of our current results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

During  2011, the company focused on the following key objectives:

Revenue Improvement —

Consolidated revenues increased 2% primarily due to improved machines sales in North America, which more than offset International decreases. Replacement machine units shipped grew 27% with the success of promotional customer incentives, refreshed new game titles, and versatile platforms. Favorable product mix and cost efficiencies improved our product sales gross margin. Additionally, with the introduction of our versatile multi-game configurable Universal Slant cabinet, we reduced time-to-market by as much as 50%.

Increased revenue from systems and IP fees contributed to improved product sales gross margin. Our open network strategy is designed to drive the creation of additional sbX® application utilities that will differentiate the next-generation slot floor and compel future game sales.

Consolidated gaming operations yields (average revenue per unit per day) improved overall attributable to higher play levels, most significant in our MegaJackpot® brands, and an increasing mix of newer, better performing game titles. North America gaming operations revenue decline, largely due to facility closures in Alabama during 2010, was nearly offset by International increases. Our gaming operations installed base increased 2% compared to last year due to international growth.

Increase profitability and innovation in our gaming operations line —

We responded to competitive pressure and conservative customer spending in a lagging economic recovery with aggressive product innovation to strengthen our portfolio of products and services. Revitalizing our gaming operations installed base, we increased the velocity of game releases, created common platforms with improved upgrade utility for new games, and increased our content offerings around popular culture themes and brands. Additionally, the implementation of process improvements reduced development time and per-game production costs, contributing to improved gaming operations gross profits.

Efficiency Improvement —

By applying our broad portfolio of products and services globally and expanding the use of standard platforms to leverage our scale, we further optimized efficiency across the company. Consolidated gross margin improved over the prior year periods, reflecting our improved business mix and operating leverage, as well as continued benefits from productivity initiatives.

Part of our broader global strategy included shifting business mix by exiting non-core operations and increasing our presence in higher-value areas. Consistent with this strategy, in September 2011 we sold our UK Barcrest Group to Scientific Games Corporation for approximately $47.0 million, subject to a final working capital adjustment and contingent consideration related to certain existing customer arrangements. See Note 21 for additional information about the sale of the Barcrest Group, as well as Japan and DigiDeal operations discontinued during 2010.

In April 2011, we modified our revolving domestic credit facility with a syndicate of banks at more favorable rates and less restrictive covenants as discussed further below under LIQUIDITY AND CAPITAL RESOURCES—Credit Facilities and Indebtedness. With no outstanding balance on our domestic credit facilities at September 30, 2011, we have more flexibility to invest in strategic opportunities.

Increasing International Presence and Market Penetration —

We reorganized our international organization and increased our sales presence within international markets by broadening the localization of game content and expanding the coverage provided by local sales offices. As markets outside of the US are expected to grow faster than those within the US, we have increased scalability and positioned our International operations for developing opportunities. As we continue to monitor potential for gaming growth, we remain cautiously optimistic about future opportunities over the next few years in LatAm and Asia markets.

Accelerate Interactive Growth —

As a number of jurisdictions around the world consider the legalization of online gaming, our goal is to become a major supplier of interactive online gaming products and services.  Toward that goal, we invested $108.2 million in the acquisition of Entraction to advance our position in legalized interactive gaming markets and strengthen our product portfolio to include all major online specialties—poker, bingo, casino, and sports betting. Established in 2000 and based in Stockholm, Sweden, Entraction is a supplier of online gaming products and services with one of the world’s largest legal online poker networks. See Note 20.

Additionally, we expanded our interactive gaming infrastructure in the US and relocated our San Francisco interactive headquarters to a larger facility. We are also aligning our development efforts to capitalize on a growing trend toward converged infrastructure products that integrate land-based casino games with online games.

2012 goals

Our core objectives will remain consistent in 2012 as we look to build on the momentum of our internal operating improvements, enhance the velocity of revenue growth on a global scale, and energize our interactive online and mobile product lines.

RECENTLY ISSUED ACCOUNTING STANDARDS

At September 30, 2011, there were no recently issued accounting standards that are expected to have a significant impact to our financial statements.  See Note 1.

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

Revenue Recognition

We receive revenues from the distribution of electronic gaming equipment and network systems, as well as licensing and services. Revenues are recognized when all of the following have been satisfied:

●	persuasive evidence of an arrangement exists
●	the price to the customer is fixed and determinable
●	delivery has occurred and any acceptance terms have been fulfilled
●	collection is reasonably assured

Determining whether these requirements have been met may require us to make assumptions and exercise judgment that could significantly impact the timing and amount of revenue reported each period. In addition, we may enter into arrangements which include software and/or multiple elements or deliverables, such as gaming devices bundled with software systems and services. In such cases additional judgments and estimates are necessary to ensure the appropriate amounts of revenue are recorded for a given period. These judgments relate primarily to the allocation of revenues based on VSOE or management’s best estimate of each element’s relative selling price, and may affect the amounts and timing of revenue recorded. If we are unable to establish VSOE for undelivered software and software-related elements, we may be required to defer software revenues in certain arrangements.

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues and costs. Deferred revenue decreased to $59.1 million at September 30, 2011 from $90.2 million at September 30, 2010, primarily related to the completion of obligations under multi-element contracts. Complex systems and/or multiple element contracts may take several months to complete and deferred revenue may increase as our products evolve toward a more software systems-centric environment.

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

Our two reporting units, North America and International, were determined on the basis of customer regions and in accordance with accounting guidance on reporting units. Components below our North America and International business segments were evaluated to have similar economic characteristics and therefore aggregated. In determining the fair value of our reporting units, we apply the income approach using the DCF method and the market approach using the implied valuation multiples (such as enterprise value to revenue, EBITDA and EBIT) of comparable gaming companies, weighting each method’s result equally.

Our DCF analysis is based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows were derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each IGT reporting unit. The discount rate used for each reporting unit was approximately 12% for 2011 and 2010.

Our goodwill totaled $1.2 billion at September 30, 2011 and 2010. Our 2011 annual goodwill impairment test indicated the fair value of each reporting unit was significantly in excess of its carrying value. Inherent in such fair value determinations are significant judgments and estimates, including assumptions about our future revenues, profitability, cash flows, and long-term growth rates, as well as our operational plans and interpretation of current economic indicators and market valuations.

Changes in our test assumptions from 2010 to 2011 included updated five-year forecasts with reduced growth for both reporting units offset by higher market capitalization. The fair values increased from 2010 for both reporting units, with North America up 21% and  International up 2%. The excess of fair value over carrying value for each reporting unit at the 2011 testing date totaled $2.1 billion for North America and $1.8 billion for International.

 If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, we modified our 2011 test assumptions to create a hypothetical 50% decrease to the fair values of each reporting unit. The resulting hypothetical excess of fair value over carrying value would be approximately $0.6 billion for each reporting unit, and we would therefore continue to have no impairment.

Other Intangibles

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, reacquired rights and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life. Our other intangibles totaled $170.4 million at September 30, 2011 and $202.1 million at September 30, 2010.

If an event or change occurs that indicates the carrying value might not be recoverable, we estimate cash flows directly associated with the use of the intangible to test recoverability and remaining useful lives based on the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding changes in legal factors, related industry climate, regulatory actions, contractual factors, operational performance and the company’s strategic business plans, as well as the effects of obsolescence, demand, competition, and other market conditions. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of a finite-lived intangible asset or asset group, we then compare the carrying amount to its current fair value. We estimate the fair value using prices for similar assets, if available, or more typically using a DCF model. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.

Royalties

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine if the carrying amount is recoverable from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $62.9 million at September 30, 2011 and $63.0 million at September 30, 2010.

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

During 2011 we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million. In September 2010, we modified our relationship with CLS in conjunction with changes to our strategy in China. As part of the modification, we reduced the outstanding note receivable, accelerated payments due to us, eliminated restrictions on our exclusivity and ability to sell CLS shares, and recorded a loss of $20.5 million. In 2009, we recorded losses of $78.0 million related to restructuring our relationship and strategy pertaining to the use of WDG IP rights and $13.3 million related to adverse changes in LVGI’s financial capacity and changes in our business strategy.

See Note 2 for additional information about our affiliate investments.

Jackpot Liabilities and Expenses

A portion of our gaming operations recurring revenue arrangements incorporates IGT paid WAP jackpots for which we recognize corresponding jackpot liabilities and expense. Changes in our estimated amounts for WAP jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of the following factors:

●	variations in slot play (frequency of WAP jackpots and patterns of coin-in driving WAP jackpot growth)
●	volume (number of WAP units in service and levels of coin-in per unit)
●	interest rate movements
●	the size of base WAP jackpots (startup amount) at initial setup or after a WAP win

Interest rates applicable to jackpot funding vary by jurisdiction and are impacted by market factors, as well as winner elections to receive a lump sum payment in lieu of periodic annual payments. Current and noncurrent portions of jackpot liabilities, as well as jackpot expense, may also be impacted by changes in our estimates and assumptions regarding the expected number of future winners who may elect a lump sum payout.

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

Our jackpot liabilities decreased to $508.4 million at September 30, 2011 compared to $570.9 million at September 30, 2010. Consolidated jackpot expense totaled $105.2 million in 2011, $112.1 million in 2010, and $129.3 million in 2009. The decline in jackpot expense for 2011 resulted primarily from decreased WAP units in our installed base.

BUSINESS SEGMENT RESULTS, later in this MDA, provides additional details regarding the fluctuation in jackpot expense. Note 1 summarizes our accounting policies related to jackpot liabilities and expense.

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

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Inventories decreased to $73.0 million at September 30, 2011 from $97.6 million at September 30, 2010, primarily due to cost containment and cycle improvement efforts, as well as the sale of our Barcrest Group (see Note 21).

We also estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges which would negatively impact gross profit and operating results.

Income Taxes

We conduct business globally and are subject to income taxes in US federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for UTBs, and income tax payments.

We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies. Net deferred tax assets totaled $181.0 million at September 30, 2011 and $221.1 million at September 30, 2010.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. We carefully monitor many factors including the impact of current economic conditions in our valuation of deferred tax assets. At September 30, 2011, our total valuation allowance of $65.5 million primarily consists of investment write-downs, capital losses, net operating losses, and foreign deferred assets. The related deferred tax assets are not expected to be fully realized because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are required to recognize UTBs taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. The amount recognized in the financial statements is the largest benefit that we believe is more than 50% likely of being realized upon settlement. Changes in facts or information as well as the expiration of statutes of limitations and/or settlements with tax jurisdictions may result in material adjustments to these estimates in the future.

Our income tax provision will be impacted to the extent the final outcome of these tax positions differs from the amount recorded. At September 30, 2011, our UTBs totaled $116.4 million, of which $72.7 million would impact the effective tax rate if recognized. At September 30, 2010, our UTBs totaled $83.8 million, of which $65.6 million would impact the effective tax rate if recognized.

Our tax provision for 2011 was positively impacted by the decrease in UTBs, interest, and penalties as a result of a lapse in the statute of limitations for 2007, an increase in the manufacturing deduction, and the retroactive reinstatement of the R&D tax credit. See Notes 1 and 14 for additional information about our income taxes.

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2011	2010	2009	11 vs 10			10 vs 09
Revenues	$1,957.0	$1,917.2	$2,018.8	$39.8		2%	$(101.6)	-5%
Gaming operations	1,073.1	1,074.2	1,143.6	(1.1)		-	(69.4)	-6%
Product sales	883.9	843.0	875.2	40.9		5%	(32.2)	-4%
Machines	558.1	521.3	538.8	36.8		7%	(17.5)	-3%
Non-machine	325.8	321.7	336.4	4.1		1%	(14.7)	-4%
Gross profit	$1,138.4	$1,087.3	$1,113.6	$51.1		5%	$(26.3)	-2%
Gaming operations	651.2	642.7	661.0	8.5		1%	(18.3)	-3%
Product sales	487.2	444.6	452.6	42.6		10%	(8.0)	-2%
Gross margin	58%	57%	55%	1	pp	2%	2 pp	4%
Gaming operations	61%	60%	58%	1	pp	2%	2 pp	3%
Product sales	55%	53%	52%	2	pp	4%	1 pp	2%
Units
Gaming operations installed base	53,900	52,900	58,000	1,000		2%	(5,100)	-9%
Fixed	10,000	9,500	8,500	500		5%	1,000	12%
Variable	43,900	43,400	49,500	500		1%	(6,100)	-12%
Product sales shipped (1)	35,900	32,700	40,200	3,200		10%	(7,500)	-19%
New	11,400	13,400	22,500	(2,000)		-15%	(9,100)	-40%
Replacement	24,500	19,300	17,700	5,200		27%	1,600	9%
Product sales recognized (2)	37,500	34,700	37,600	2,800		8%	(2,900)	-8%

Operating income	$504.9	$424.8	$332.4	$80.1		19%	$92.4	28%
Operating margin	26%	22%	16%	4	pp	18%	6 pp	38%
Income from continuing operations	$292.3	$219.6	$148.7	$72.7		33%	$70.9	48%
Discontinued operations (3)	(8.7)	(33.6)	(21.9)	24.9		*	(11.7)	*
Net income	283.6	186.0	126.8	97.6		52%	59.2	47%
EPS
Continuing operations	$0.97	$0.73	$0.50	$0.24		33%	$0.23	46%
Discontinued operations	(0.03)	(0.11)	$(0.07)	$0.08		*	$(0.04)	*
Net income	$0.94	$0.62	$0.43	$0.32		52%	$0.19	44%

(1) includes units where revenues deferred; (2) correlates with revenues recognized; (3) See Note 21

2011 Compared With 2010

Improved operating income was primarily the result of higher product sales volume combined with reduced impairment and restructuring charges (see Operating Expenses section below) and gross margin expansion.  Current year impairment charges related to corporate assets held for sale, certain underperforming fixed assets, and additional decline in our Alabama notes receivable. The prior year impairment charges related to the Alabama charitable bingo market closures.

Favorable foreign exchange rates also contributed approximately $27.6 million (largely Australia) to the increase in revenues. Income from continuing operations also benefited from reduced interest costs and favorable net investment gain, partially offset by higher tax provisions.

Discontinued operations (See Note 21)

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group to Scientific Games Corporation for approximately $47.0 million, subject to a final working capital adjustment and contingent consideration related to certain existing customer arrangements. A total loss on the sale was recorded during 2011 of $22.6 million (or $12.6 million after-tax) and the Barcrest Group results were classified in discontinued operations for all periods presented.

During 2010, Japan and DigiDeal results were classified to discontinued operations for all periods presented as a result of closure and divested interests, respectively, in conjunction with changes in our core business strategy.

Consolidated Gaming Operations

Our gaming operations installed base increased 2% compared to last year due to international growth. North America gaming operations revenue decline, largely due to facility closures in Alabama during 2010, was nearly offset by International increases.

Gross profit and margin improved primarily due to increased overall yield (average revenue per unit per day). Yield performance improvement was attributable to higher play levels, most significant in our MegaJackpot® brands, an increasing mix of newer, higher performing game titles, and the removal of lower-yield Alabama and Mexico units. Gross profit and margin also benefited from favorable expenses, including lower jackpot expense, as well as reduced depreciation, casino service costs, and tax and license fees in CDS and lease operations.

Consolidated Product Sales

Product sales revenue growth in 2011 was driven primarily by higher North America replacement units, fueled by increased promotions. Favorable jurisdiction and product mix, as well as cost efficiencies and lower discounts, further improved gross profit and margin.

Deferred revenue decreased $31.1 million during 2011 to $59.1 million at September 30, 2011, primarily related to the completion of obligations under multi-element contracts. During 2011, we shipped 2,400 units for which revenues were deferred and recognized revenues for 4,000 units previously shipped, for a net decrease of 1,600 units in deferred revenue.

2010 Compared With 2009

Increased operating income was largely the result of cost saving initiatives. Revenue declines in both gaming operations and product sales were primarily attributable to fewer new casino openings, additional competitive pressure and lower casino capital spending in an uncertain economy. North America revenue declines were partially offset by International revenue increases. Changes in foreign exchange rates increased revenues by approximately $27.6 million in 2010.

Operating income improvements were also due to lower restructuring and impairment and loss on other assets in 2010. Restructuring charges included in operating expenses related to the reorganization of certain US facilities in 2010 and to our global workforce reduction in 2009. Additionally, 2009 included an extra week due to our 52/53-week accounting year, primarily increasing gaming operations revenues and gross profit, as well as operating expenses.

The early adoption of revenue recognition ASUs for certain software-enable products and multi-element arrangements at the beginning of 2010 resulted in the recognition of $46.4 million of revenues in 2010 that would have been recognized in later periods under the prior accounting guidance.

Consolidated Gaming Operations

Gaming operations revenues and gross profit decreased primarily due to a lower installed base, largely from the closure of certain charitable bingo facilities in Alabama, and the continued shift toward lower price-point machines. Additionally, the extra week in 2009 contributed approximately $22.4 million in consolidated gaming operations revenues and approximately $11.5 million in gross profit.

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

Deferred revenue decreased $31.8 million during 2010 to $90.2 million at September 30, 2010, primarily related to the completion of obligations under multi-element contracts. During 2010, we shipped 3,700 units for which revenues were deferred and recognized revenues for 5,700 units previously shipped, for a net decrease of 2,000 units in deferred revenue.

Operating Expenses

				Favorable (Unfavorable)
	2011	2010	2009	11 vs 10		10 vs 09
Selling, general and administrative	$353.3	$330.4	$400.7	$(22.9)	-7%	$70.3	18%
Research and development	194.7	189.4	193.8	(5.3)	-3%	4.4	2%
Depreciation and amortization	69.7	74.3	77.6	4.6	6%	3.3	4%
Restructuring	-	4.7	31.1	4.7	100%	26.4	85%
Impairment and loss on other assets	15.8	63.7	78.0	47.9	75%	14.3	18%
Total operating expenses	$633.5	$662.5	$781.2	$29.0	4%	$118.7	15%
Percent of revenues	32%	35%	39%

2011 Compared With 2010

Operating cost increases included development initiatives related to our interactive product line of $12.6 million and $9.4 million for LatAm operations. Higher variable compensation was partially offset by lower bad debt (down $2.2 million) and other cost efficiencies maintained from previous restructuring efforts.

Current year impairment charges related to corporate assets held for sale, certain underperforming fixed assets, and additional decline in our Alabama notes receivable. The prior year impairment charges related to the Alabama charitable bingo market closures. See Note 19 for additional information about these charges.

2010 Compared With 2009

The 2010 decrease in operating expenses was primarily due to reduced restructuring and impairment and loss on other assets, expense reduction efforts and lower bad debt. Bad debt provisions decreased $29.1 million, excluding the Alabama impairment discussed below, as 2009 included higher customer allowances for credit losses resulting from the economic downturn. Additionally, 2009 included an extra week, which added approximately $12.6 million to operating expenses.

Impairment charges of $61.3 million in 2010 related to closures in the Alabama charitable bingo markets due to regulatory challenges, including provisions for credit losses on notes and accounts receivable of $54.7 million and gaming operations equipment impairment of $6.6 million. Additionally, we recognized $2.4 million of impairment related to remaining table assets we held subsequent to the DigiDeal divestiture. Loss on other assets of $78.0 million in 2009 related to WDG IP. See Note 2 for additional information about WDG.

Restructuring charges related primarily to the reorganization of certain US facilities in 2010 and global workforce reductions in 2009. See Note 19 for additional information about these charges.

Other Income (Expense)

				Favorable (Unfavorable)
	2011	2010	2009	11 vs 10		10 vs 09
Interest Income	$51.2	$61.1	$61.6	$(9.9)	-16%	$(0.5)	-1%
WAP investments	22.4	24.9	27.9	(2.5)	-10%	(3.0)	-11%
Receivables and investments	28.8	36.2	33.7	(7.4)	-20%	2.5	7%
Interest Expense	(130.8)	(161.7)	(159.2)	30.9	19%	(2.5)	-2%
WAP jackpot liabilities	(22.2)	(24.6)	(27.4)	2.4	10%	2.8	10%
Borrowings	(79.0)	(107.4)	(101.9)	28.4	26%	(5.5)	-5%
Convertible debt equity discount	(29.6)	(29.7)	(29.9)	0.1	-	0.2	1%
Other	2.6	(19.3)	(21.7)	21.9	113%	2.4	11%
Total other income (expense)	$(77.0)	$(119.9)	$(119.3)	$42.9	36%	$(0.6)	-1%

2011 Compared With 2010

The favorable variance in total other income (expense) was primarily due to decreased interest expense on lower debt and favorable net gain/loss on investments, derivatives, and foreign currency, partially offset by decreased interest income from customer financing. Other expense included gain of $4.3 million on the sale of our CLS equity investment during 2011 and loss of $20.5 million related to changes in our CLS notes receivable in 2010.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

2010 Compared With 2009

The unfavorable variance in total other income (expense) was primarily due to increased interest expense resulting from higher borrowing costs.  Other expense included affiliate investment losses primarily related to changes in our core business strategy of $20.5 million on our CLS notes receivable in 2010 and $15.4 million on LVGI and PGIC in 2009. See Note 2 for additional information about these affiliate investments.

Income Tax Provision

				Favorable (Unfavorable)
	2011	2010	2009	11 vs 10		10 vs 09
Income tax provision	$135.6	$85.3	$64.4	$(50.3)		$(20.9)
Effective tax rate	31.7%	28.0%	30.2%	(3.7)	pp	2.2	pp

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain items, and changes in uncertain tax positions. See Note 14 for additional information about our income taxes.

2011 Compared With 2010

Our effective tax rate on income from continuing operations increased in 2011, largely due to changes in certain discrete tax items. The 2011 provision included favorable discrete tax items of $7.0 million related to the manufacturing deduction and retroactive reinstatement of the R&D tax credit and $15.1 million resulting from a lapse in the statute of limitations for 2007. The 2010 provision was positively impacted by $36.7 million related to $50.9 million of settlements with tax authorities on the closure of IRS examinations for years 2002 through 2005, partially offset by other changes in uncertain tax positions.

2010 Compared With 2009

Our effective tax rate on income from continuing operations decreased in 2010, largely due to changes in certain discrete tax items. The 2010 provision was positively impacted by $36.7 million, related to $50.9 million of settlements with tax authorities on the closure of IRS examinations for years 2002 through 2005, partially offset by other changes in uncertain tax positions. The 2009 provision was benefited by $17.1 million, including settlements with tax authorities for years 2000 and 2001, partially offset by increases in valuation allowance established against foreign deferred tax assets not likely to be realized.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 18 for additional business segment information.

North America

				Favorable (Unfavorable)
	2011	2010	2009	11 vs 10			10 vs 09
Revenues	$1,480.3	$1,428.4	$1,629.4	$51.9		4%		$(201.0)	-12%
Gaming operations	914.1	933.0	1,012.0	(18.9)		-2%		(79.0)	-8%
Product sales	566.2	495.4	617.4	70.8		14%		(122.0)	-20%
Machines	324.7	268.2	376.9	56.5		21%		(108.7)	-29%
Non-machine	241.5	227.2	240.5	14.3		6%		(13.3)	-6%
Gross profit	$858.3	$800.9	$892.4	$57.4		7%		$(91.5)	-10%
Gaming operations	542.8	541.1	578.3	1.7		-		(37.2)	-6%
Product sales	315.5	259.8	314.1	55.7		21%		(54.3)	-17%
Gross margin	58%	56%	55%	2	pp	4%	1	pp	2%
Gaming operations	59%	58%	57%	1	pp	2%	1	pp	2%
Product sales	56%	52%	51%	4	pp	8%	1	pp	2%
Units
Gaming operations installed base	40,900	40,900	45,500	-		-		(4,600)	-10%
Fixed	7,500	7,100	6,500	400		6%	600		9%
Variable	33,400	33,800	39,000	(400)		-1%		(5,200)	-13%
Product sales shipped	20,900	18,100	26,400	2,800		15%		(8,300)	-31%
New	4,900	5,700	15,600	(800)		-14%		(9,900)	-63%
Replacement	16,000	12,400	10,800	3,600		29%	1,600		15%
Product sales recognized	22,800	18,600	25,800	4,200		23%		(7,200)	-28%
Operating income	$476.2	$345.9	$331.0	$130.3		38%	$14.9		5%
Operating margin	32%	24%	20%	8	pp	33%	4	pp	20%

2011 Compared With 2010

North America operating income improvement was primarily the result of higher product sales volume combined with reduced impairment and restructuring charges (see CONSOLIDATED RESULTS – OPERATING EXPENSES above) and gross margin expansion.  Current year impairment charges of $7.9 million related to corporate assets held for sale, and $3.6 million related to additional decline in our Alabama notes receivable. The prior year impairment charges related to the Alabama charitable bingo market closures.

North America gaming operations revenues declined, in part due to facility closures in Alabama during 2010, partially offset by improved yields, up 4%. We maintained our North America installed base, as gains in CDS and MegaJackpot® brand units offset losses in lease operation units. Gross profit and margin improved primarily due to improved yields attributable to higher play levels in our CDS and MegaJackpot® brands, an increasing mix of new, higher performing game titles, and the removal of lower-yield Alabama units. Gross profit and margin also benefited from lower jackpot expense, depreciation and casino service costs.

Product sales revenues improved with increased replacement machines driven by successful promotional programs, as well as higher IP licensing fees, and network systems sales. Gross profit and margin were also favorably impacted by the increased higher-margin systems and IP revenues, lower promotional discounts largely related to the prior year promotions, and reduced nonstandard obsolescence and warranty costs.

2010 Compared With 2009

North America operating income improved during 2010 primarily due to reduced operating costs, which offset revenue decline. The decrease in operating expenses was primarily due to reduced restructuring and impairment and loss on other assets, expense reduction efforts and lower bad debt provisions.

Impairment charges in 2010 included $61.3 million related to Alabama charitable bingo market closures and $2.4 million related to remaining table assets we held subsequent to the DigiDeal divestiture in September 2010. Loss on other assets of $78.0 million in 2009 related to WDG IP. See Note 2 for additional information about WDG. Restructuring charges related primarily to the reorganization of certain US facilities in 2010 and global workforce reductions in 2009. See Note 19 for additional information about these charges. DigiDeal results were classified in discontinued operations for all periods presented, as discussed above under CONSOLIDATED RESULTS and in Note 21.

North America gaming operations revenues and gross profit decreased primarily due to our lower installed base, down largely due to Alabama closures. Approximately $19.0 million of the revenue decrease was attributable to removals and shut-downs in Alabama’s charitable bingo market.  Revenues in 2010 included $15.7 million from charitable bingo units in Alabama. Additionally, decreases of $19.1 million in revenues and $9.8 million in gross profit were attributable to the extra week in 2009. The improvement in gaming operations margin was attributable to lower costs, most significantly depreciation, royalties, and jackpot expense.

North America product sales revenues and gross profit decreases were primarily attributable to fewer new/expansion units and lower systems sales. Gross margin improvement was primarily due to reduced material costs and obsolescence.

International

				Favorable (Unfavorable)
	2011	2010	2009	11 vs 10			10 vs 09
Revenues	$476.7	$488.8	$389.4		$(12.1)	-2%	$99.4		26%
Gaming operations	159.0	141.2	131.6		17.8	13%	9.6		7%
Product sales	317.7	347.6	257.8		(29.9)	-9%	89.8		35%
Machines	233.4	253.1	161.9		(19.7)	-8%	91.2		56%
Non-machine	84.3	94.5	95.9		(10.2)	-11%	(1.4)		-1%
Gross profit	$280.1	$286.4	$221.2		$(6.3)	-2%	$65.2		29%
Gaming operations	108.4	101.6	82.7		6.8	7%	18.9		23%
Product sales	171.7	184.8	138.5		(13.1)	-7%	46.3		33%
Gross margin	59%	59%	57%	-	pp	-	2	pp	4%
Gaming operations	68%	72%	63%	(4)	pp	-6%	9	pp	14%
Product sales	54%	53%	54%	1	pp	2%	(1)	pp	-2%
Units
Gaming operations installed base	13,000	12,000	12,500		1,000	8%	(500)		-4%
Fixed	2,500	2,400	2,000		100	4%	400		20%
Variable	10,500	9,600	10,500		900	9%	(900)		-9%
Product sales shipped	15,000	14,600	13,800		400	3%	800		6%
New	6,500	7,700	6,900		(1,200)	-16%	800		12%
Replacement	8,500	6,900	6,900		1,600	23%	-		-
Product sales recognized	14,700	16,100	11,800		(1,400)	-9%	4,300		36%
Operating income	$138.9	$170.2	$106.8		$(31.3)	-18%	$63.4		59%
Operating margin	29%	35%	27%	(6)	pp	-17%	8	pp	30%

2011 Compared With 2010

International operating income decreased primarily due to lower product sales volume and higher operating costs largely related to additional infrastructure development for our interactive product line and LatAm operations, and impairment of $4.3 million related to certain underperforming fixed assets. Favorable foreign exchange rates increased international revenues by approximately $25.5 million. UK Barcrest Group and Japan results were reclassified to discontinued operations for all periods presented, as discussed above under CONSOLIDATED RESULTS and Note 21.

International gaming operations revenues and gross profit increased due to installed base growth and improved yields, as well as $4.5 million of additional interactive revenues from the Entraction acquisition in late June 2011, and favorable foreign exchange rates. Game operations gross margin declined due primarily to higher depreciation with newer games.

International product sales revenues and gross profit decreased with fewer units and lower systems and parts, partially offset by favorable foreign exchange rates. Gross margin was also favorably impacted by the contribution from higher-margin lease conversion games sold in Mexico.

2010 Compared With 2009

International operating income growth in 2010 was the result of higher revenues in both gaming operations and product sales, along with cost savings. Favorable foreign exchange rates increased international revenues by approximately $23.8 million for 2010.

International gaming operations revenues and gross profit increased in 2010 with improved play levels and installed base growth, primarily in LatAm and Africa.  Gross profit and margin improved primarily due to lower depreciation. The extra week in 2009 contributed approximately $3.3 million in revenues.

International product sales revenues and gross profit improved in 2010 primarily due to volume increases into higher revenue markets, including LatAm, Europe, and Asia, and favorable foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Selected Financial Information and Statistics

				Increase (Decrease)
As Of And For The Fiscal Years Ended September 30,	2011	2010	2009	11 vs 10	10 vs 09
(In millions)
Cash and cash equivalents	$460.0	$158.4	$146.7	$301.6	$11.7
Accounts receivable, net	320.1	290.3	334.3	29.8	(44.0)
Inventories	73.0	97.6	157.8	(24.6)	(60.2)
Working Capital	875.2	620.1	609.2	255.1	10.9

Trailing-twelve month statistics, excluding discontinued operations:
Average days sale outstanding (excluding contracts and notes)	60	50	53	10	(3)
Inventory turns	5.4	4.6	3.2	0.8	1.4

At September 30, 2011, our principal sources of liquidity were cash and equivalents and amounts available under our credit facilities discussed below under Credit Facilities and Indebtedness. Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are used for funding jackpot winner payments and online player deposits. Restricted cash held by VIE assets are used only for funding related VIE jackpot winner payments. See Note 2 for additional information about our VIE’s.

Cash and equivalents increased $301.6 million during the year ended September 30, 2011, primarily due to cash generated from operations of $612.4 million and net proceeds from investments and loans of $192.7 million, offset by business acquisitions of $105.9 million, capital expenditures of $205.1 million and net debt payments of $104.6 million. The remaining decrease was comprised mostly of dividends paid of $71.7 million and share repurchases of $50.1 million, partially offset by net employee stock plan proceeds of $35.6 million.

Cost Savings Initiatives

In light of the economic downturn and reduced demand, we conducted a comprehensive strategic review in 2009 of our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook. Beginning in early 2009, our cost savings initiatives included organizational restructurings at our corporate and subsidiary operations, reductions in employee headcount, third-party professional fees, employee incentives and benefits, and capital spending, as well as rationalization of all other expenses. Increased restructuring expenses were offset by savings from cost reduction initiatives.

Cash Flows Summary  - A Three Year Comparative

				Increase (Decrease)
Years Ended September 30,	2011	2010	2009	11 vs 10	10 vs 09
Operations	$612.4	$591.0	$547.9	$21.4	$43.1
Investing	(118.3)	(117.7)	(288.4)	(0.6)	170.7
Financing	(190.8)	(462.1)	(381.2)	271.3	(80.9)
Effects of exchange rates	(1.7)	0.5	2.0	(2.2)	(1.5)
Net Change	$301.6	$11.7	$(119.7)	$289.9	$131.4

Operating Cash Flows

Higher operating cash flows provided during 2011 were primarily the result of improved net income and less cash used for income taxes, inventory, accounts payable and accrued liabilities.  These were partially offset by increased cash used for jackpot liabilities and less cash provided from receivables and other assets. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Higher operating cash flows provided in 2010 compared to the prior year were primarily due to net changes in operating assets and liabilities.  Less cash used for other assets and jackpot liabilities and more cash provided from receivables were partially offset by more cash used for accounts payable and accrued liabilities, income taxes, and inventories.

Investing Cash Flows

Net cash used for investing was relatively unchanged during 2011.  Increased business acquisitions spend (see Note 20 for more information about our Entraction acquisition) and reduced affiliate investment proceeds were partially offset by lower capital expenditures, higher proceeds from discontinued operations and the sale of gaming operations equipment, along with increased cash provided from development financing loans and restricted cash.

We used less cash for investing during 2010 compared to the prior year, primarily due to decreased net development financing, increased net proceeds from investments, decreased capital expenditures, and decreased acquisitions, partially offset by increased cash used for jackpot funding and less proceeds from assets sold.

Capital Expenditures

Reduced capital spending over the last three years is primarily the result of certain cost efficiency initiatives.

				Increase (Decrease)
Years Ended September 30,	2011	2010	2009	11 vs 10	10 vs 09
Property, plant and equipment	$14.1	$19.5	$37.7	$(5.4)	$(18.2)
Gaming operations equipment	189.2	217.6	180.8	(28.4)	36.8
Intellectual property	1.8	3.1	38.9	(1.3)	(35.8)
Total capital expenditures	$205.1	$240.2	$257.4	$(35.1)	$(17.2)

Financing Cash Flows

Decreased cash used for financing during 2011 was primarily related to decreased debt repayments, partially offset by increased cash used for share repurchases. During the year, we purchased 3.1 million shares in open market transactions for an aggregate cost of $50.1 million under our 2011 $500.0 million share repurchase plan, leaving $449.9 million available for future repurchases at September 30, 2011.

The increase in cash used for financing in 2010 compared to the prior year was primarily due to increased net debt repayment, partially offset by lower dividends paid and less employee stock plan proceeds.

Credit Facilities and Indebtedness  (See Note 12)

Domestic Credit Facility

At September 30, 2011, no amounts were drawn on our domestic credit facility, $729.2 million was available, and $20.8 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at September 30, 2011, with an interest coverage ratio of 11.9 and a net funded debt leverage ratio of 1.8.

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

The new facility interest rates and facility fees are more favorable than the former facility, based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. The initial interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps at the Baa2/BBB pricing level. At June 30, 2011 our Net Funded Debt to EBITDA ratio fell below 2.0 and our interest rate was reduced to LIBOR plus 102.5 bps on borrowings with a facility fee of 22.5 bps.

The new domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no default. The following new facility covenants are less restrictive than those under the former facility (all terms as defined per the new facility):

●	a minimum ratio of 3.0 adjusted EBITDA to interest expense (interest coverage ratio)
●	a maximum ratio of 3.5 for net funded debt to adjusted EBITDA (net funded debt leverage ratio)
●	certain restrictions on our ability to:
■	pledge the securities of our subsidiaries
■	permit our subsidiaries to incur or guaranty additional debt, or enter into swap agreements
■	incur liens
■	merge with or acquire other companies, liquidate or dissolve
■	sell, transfer, lease or dispose of all or substantially all assets
■	change the nature of our business

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

Foreign Credit Facility

At September 30, 2011, $9.7 million was available with nothing drawn under our revolving credit facility in Australia, which generally renews annually with maturity in February and is guaranteed by the parent company, International Game Technology.

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

●
during any fiscal quarter ending after September 30, 2009 (and only during such fiscal quarter), if the closing price of our common stock for at least 20 trading days in the last 30 trading day period of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last trading day of the preceding fiscal quarter

●	if specified corporate transactions occur as described further in the indenture
●	at any time on or after February 1, 2014 until the close of business on the second scheduled trading day immediately preceding May 1, 2014

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

Prior to conversion or exercise, the Notes and warrants could have a dilutive effect on our earnings per share to the extent the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The note hedges are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive. The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at September 30, 2011.

The note hedges and warrants were separate transactions apart from the Notes, and Note holders have no rights with respect to these separate transactions. The note hedges and warrants are considered indexed to IGT common stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2011. Accordingly, the note hedges cost of $177.3 million, net of deferred taxes of $65.5 million, and $66.8 million received for the warrants were recorded as adjustments to shareholders’ equity. Subsequent changes in fair value will not be recognized as long as the note hedges and warrants continue to meet the criteria for equity classification.

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

The 7.5% Bonds contain covenants which may, in certain circumstances:

●	restrict our ability to incur additional debt
●	limit our ability to enter into sale and leaseback transactions
●	restrict our ability to sell, transfer, lease or dispose of substantially all assets
●	require us to grant a lien on equity interests if certain downgrades by rating agencies occur

The 7.5% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 7.5% Bonds, the outstanding amounts may become immediately due and payable.

Interest rate swaps executed in conjunction with our 7.5% Bonds due 2019 are described in Note 11.

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

The 5.5% Bonds contain covenants which may, in certain circumstances:

●	restrict our ability to incur additional debt
●	limit our ability to enter into sale and leaseback transactions
●	restrict our ability to sell, transfer, lease or dispose of substantially all assets
●	require us to grant a lien on equity interests if certain downgrades by rating agencies occur

The 5.5% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 5.5% Bonds, the outstanding amounts may become immediately due and payable.

Interest rate swaps executed in conjunction with our 5.5% Bonds due 2020 are described in Note 11.

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

Financial Condition

			Increase
September 30,	2011	2010	(Decrease)
Assets	$4,154.4	$4,007.0	$147.4
Liabilities	2,709.6	2,772.7	(63.1)
Total Equity	1,444.8	1,234.3	210.5

Changes During 2011

Total assets increased primarily due to increased cash (up $301.6 million), the acquisition of Entraction with total assets of $133.6 million (see Note 20) and fair value adjustments for interest rate swaps of $38.3 million, partially offset by decreases in deferred taxes and taxes receivable of $84.3 million, intangible assets related to amortization of $49.1 million, jackpot funding assets of $38.1 million, customer receivables of $32.6 million and property, plant and equipment, net of $34.6 million.

Liabilities decreased primarily due to reductions of $28.0 million in net debt (inclusive of a $41.1 million increase in fair value adjustments for interest rate swaps) and $62.5 million in jackpot liabilities.  Shareholders’ equity increased primarily due to earnings.

Contractual Obligations and Commercial Commitments

The following table summarizes expected effects on future liquidity and cash flows from our minimum contractual obligations and commercial commitments as of September 30, 2011.

	Payments due
	Total	2012	2013 to 2014	2015 to 2016	2017 and thereafter
Debt (1)	$1,650.0	$-	$850.0	$-	$800.0
Interest and fees on debt (2)	265.3	55.8	100.1	56.4	53.0
Jackpot winner payments (3)	631.7	143.0	133.5	101.4	253.8
Open purchase orders	105.0	101.0	4.0	-	-
Operating leases (4)	54.8	11.8	17.6	14.3	11.1
Other obligations (5)	22.3	12.3	6.8	3.1	0.1
Totals	$2,729.1	$323.9	$1,112.0	$175.2	$1,118.0

(1)
Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts.  See the MDA—Credit Facilities discussion earlier and Note 12 for additional debt information.

(2)
Amounts represent the expected interest cash payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that effectively exchange fixed interest payments for variable rate payments associated with some of our debt obligations.  The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt.  See Note 11 and Note 12 for additional interest rate swap information.

(3)
Winner payments represent amounts due previous and future WAP jackpot winners. The timing and amount of future winner payments were estimated based on historical patterns of winners’ lump sum payment elections and discount rates effective at September 30, 2011. We maintain cash and investments at sufficient levels to fund jackpot liabilities for winner payments. See Notes 1 and 9 for additional information about jackpot liabilities.

(4)	See Note 15 for additional information regarding operating leases.

(5)	Other obligations include unconditional amounts due under licenses, royalties and IP rights, and JV capital commitments. For additional information, see Note 2 about JV capital commitments.

Liabilities related to UTBs of $136.5 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We do not expect the total amount of our UTBs to change significantly during the next twelve months. See Note 14 related to UTBs.

Arrangements with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:

●	out of our breach of agreements with those parties
●	from services to be provided by us
●	from IP infringement claims made by third parties

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

We do not expect any material losses to result from these arrangements and do not rely on off-balance sheet financing arrangements to fund our operations. See  Note 13.

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

Hedging

The notional amount of forward contracts hedging our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency totaled $20.3 million at September 30, 2011 and $41.7 million at September 30, 2010. Changes in foreign exchange rates upon which these foreign exchange contracts are based result in exchange gains and losses. Generally, contract gain or loss should be offset by gain or loss on the underlying monetary exposures.

Translation

As currency rates change, translation of our foreign currency functional operations into US dollars affects year-over-year equity comparability. We do not generally hedge translation risk because cash flows from our international operations are typically reinvested locally. Currency exchange rates with the most significant impact to our translation include the British pound, Australian dollar, Euro, South African rand, and Canadian dollar. Disregarding that rates can move in opposite directions resulting in offsetting gains and losses, we estimate a 10% change in exchange rates overall would have impacted our reported equity by approximately $15.7 million at September 30, 2011 and $25.0 million at September 30, 2010.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our cost to fund jackpots and corresponding gaming operations gross profit. If interest rates decline, jackpot cost increases and gross profit decreases. We estimate a hypothetical decline of 100 bps in applicable interest rates would have reduced our gross profit by approximately $17.8 million in 2011 and $16.0 million in 2010. We do not manage this exposure with derivative financial instruments.

Domestic Credit Facility

Fluctuations in LIBOR directly impact interest costs related to our domestic credit facility. We estimate a hypothetical increase of 100 bps in LIBOR would have increased our interest expense for 2011 by approximately $0.3 million and $4.8 million in 2010. We do not manage this exposure with derivative financial instruments. See Note 12 for additional information about our domestic credit facility.

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

The face value of our convertible Notes (liability and equity components) totaled $850.0 million at September 30, 2011 and 2010; fair value totaled $974.8 million at September 30, 2011 and $924.9 million at September 30, 2010. See Note 12 for additional information about our convertible Notes.

Bonds and Related Swaps

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchange fixed rates for variable rates without an exchange of the notional amount upon which they are based. The swaps effectively converted fixed rate interest to variable rate based on the six-month LIBOR, reducing our effective rate on the bonds hedged for the years ended September 30, 2011 and 2010. See Notes 11 and 12 for additional information about our bonds and related swaps.

7.5% Bonds and Swaps

At September 30, 2011, the carrying value of the bonds, net of discount, totaled $497.7 million, and the fair value totaled $591.2 million; the swap bond adjustment was carried at its fair value of $61.8 million. At September 30, 2010, the carrying value of the bonds, net of discount, totaled $497.5 million, and the fair value totaled $586.2 million; the swap bond adjustment was carried at its fair value of $33.9 million.

5.5% Bonds and Swaps

At September 30, 2011, the carrying value of the bonds, net of discount, totaled $298.9 million, and the fair value totaled $313.5 million; the swap bond adjustment was carried at its fair value of $31.4 million. At September 30, 2010, the carrying value of the bonds, net of discount, totaled $298.8 million, and the fair value totaled $321.4 million; the swap bond adjustment was carried at its fair value of $18.2 million.

Investments in CLS

The value of our CLS equity investment was affected by changes in the Hong Kong dollar exchange rate and the trading price of CLS stock. Sold in 2011, our CLS equity investment was carried at its fair value of $12.7 million at September 30, 2010. Our CLS convertible note investment is also subject to interest rate risk and CLS stock price volatility. The CLS note, including the bifurcated derivative, was carried at its fair value of $9.3 million at September 30, 2011 and $21.3 million at September 30, 2010. See Note 2 for additional information about our CLS investments.

Item 8.	Financial Statements and Supplementary Data

Item 8.	Financial Statements and Supplementary Data	45

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	47

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	48

	CONSOLIDATED INCOME STATEMENTS	49

	CONSOLIDATED BALANCE SHEETS	50

	CONSOLIDATED STATEMENTS OF CASH FLOWS	51

	SUPPLEMENTAL CASH FLOWS INFORMATION	52

	CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE INCOME	53

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	54

	1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	54
	2. VARIABLE INTEREST AND AFFILIATES	63
	3. INVESTMENT SECURITIES	65
	4. RECEIVABLES	65
	5. CONCENTRATIONS OF CREDIT RISK	66
	6. INVENTORIES	67
	7. PROPERTY, PLANT AND EQUIPMENT	67
	8. GOODWILL AND OTHER INTANGIBLES	67
	9. JACKPOT INVESTMENTS AND LIABILITIES	68
	10. FAIR VALUE MEASUREMENTS	69
	11. FINANCIAL DERIVATIVES	70
	12. CREDIT FACILITIES AND INDEBTEDNESS	71
	13. CONTINGENCIES	76
	14. INCOME TAXES	81
	15. OPERATING LEASES	83
	16. EMPLOYEE BENEFIT PLANS	84
	17. EARNINGS PER SHARE	86
	18. BUSINESS SEGMENTS	86
	19. IMPAIRMENT AND RESTRUCTURING	88
	20. BUSINESS ACQUISITION	90
	21. DISCONTINUED OPERATIONS	91
	22. QUARTERLY FINANCIAL DATA (Unaudited)	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

International Game Technology:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of total equity and comprehensive income present fairly, in all material respects, the financial position of International Game Technology and its subsidiaries at September 30, 2011 and September 30, 2010, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Entraction Holding AB from its assessment of internal control over financial reporting as of September 30, 2011 because it was acquired by the Company in a purchase business combination during 2011.  We have also excluded Entraction Holding AB from our audit of internal control over financial reporting.  Entraction Holding AB is a ninety-seven percent owned subsidiary which represented 3% of consolidated assets and was not significant to consolidated revenues as of and for the year ended September 30, 2011.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
International Game Technology
Reno, Nevada:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of International Game Technology and subsidiaries (the “Company”) for the year ended September 30, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the statement of stockholders’ equity and comprehensive income of the Company, and the results of their operations and their cash flows for the year ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The Company adopted guidance requiring retrospective application relating to convertible debt instruments, non-controlling interests, and participating securities in share-based payment transactions during the first quarter of fiscal 2010.

As discussed in Note 1, Note 19 and Note 21 to the consolidated financial statements, the accompanying 2009 financial statements have been retrospectively adjusted for discontinued operations.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
December 1, 2009 (May 21, 2010 as to the effect of the October 1, 2009 adoption of the new accounting standards requiring retrospective application to convertible debt instruments, noncontrolling interests, and participating securities in share-based payment transactions, December 1, 2010 as to the effect of the discontinued operations of Digideal and the Company’s Japanese subsidary described in Note 19 and 21 and November 29, 2011 as to the effect of the discontinued operations of the UK Barcrest Group as described in Note 1 and Note 21)

CONSOLIDATED INCOME STATEMENTS

Years Ended September 30,	2011	2010	2009
(In millions, except per share amounts)
Revenues
Gaming operations	$1,073.1	$1,074.2	$1,143.6
Product sales	883.9	843.0	875.2
Total revenues	1,957.0	1,917.2	2,018.8
Costs and operating expenses
Cost of gaming operations	421.9	431.5	482.6
Cost of product sales	396.7	398.4	422.6
Selling, general and administrative	353.3	330.4	400.7
Research and development	194.7	189.4	193.8
Depreciation and amortization	69.7	74.3	77.6
Restructuring charges	-	4.7	31.1
Impairment and loss on other assets	15.8	63.7	78.0
Total costs and operating expenses	1,452.1	1,492.4	1,686.4
Operating income	504.9	424.8	332.4
Other income (expense)
Interest income	51.2	61.1	61.6
Interest expense	(130.8)	(161.7)	(159.2)
Other	2.6	(19.3)	(21.7)
Total other income (expense)	(77.0)	(119.9)	(119.3)
Income from continuing operations before tax	427.9	304.9	213.1
Income tax provision	135.6	85.3	64.4
Income from continuing operations	292.3	219.6	148.7
Loss from discontinued operations, net of tax	(8.7)	(33.6)	(21.9)
Net income	$283.6	$186.0	$126.8

Basic earnings (loss) per share
Continuing operations	$0.98	$0.73	$0.50
Discontinued operations	(0.03)	(0.11)	(0.07)
Net income	$0.95	$0.62	$0.43

Diluted earnings (loss) per share
Continuing operations	$0.97	$0.73	$0.50
Discontinued operations	(0.03)	(0.11)	(0.07)
Net income	$0.94	$0.62	$0.43

Cash dividends declared per share	$0.24	$0.24	$0.33

Weighted average shares outstanding
Basic	298.2	296.3	293.8
Diluted	299.8	297.8	294.0

See accompanying notes

CONSOLIDATED BALANCE SHEETS

September 30,	2011	2010
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$460.0	$158.4
Restricted cash and investment securities	89.6	88.1
Restricted cash and investment securities of VIEs	2.4	2.4
Jackpot annuity investments	48.7	49.5
Jackpot annuity investments of VIEs	14.5	15.6
Accounts receivable, net	320.1	290.3
Current maturities of contracts and notes receivable, net	167.1	184.1
Inventories	73.0	97.6
Deferred income taxes	97.1	84.3
Other assets and deferred costs	137.4	232.1
Total current assets	1,409.9	1,202.4
Property, plant and equipment, net	552.1	586.7
Jackpot annuity investments	271.8	299.1
Jackpot annuity investments of VIEs	52.8	61.7
Contracts and notes receivable, net	126.4	171.9
Goodwill	1,231.4	1,151.6
Other intangible assets, net	170.4	202.1
Deferred income taxes	84.6	136.8
Other assets and deferred costs	255.0	194.7
Total Assets	$4,154.4	$4,007.0
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$103.0	$84.6
Jackpot liabilities, current portion	143.0	179.1
Accrued employee benefits	38.9	23.9
Accrued income taxes	3.2	1.8
Dividends payable	17.8	17.9
Liabilities of discontinued operations	5.7	5.5
Other accrued liabilities	223.1	269.5
Total current liabilities	534.7	582.3
Long-term debt	1,646.3	1,674.3
Jackpot liabilities	365.4	391.8
Other liabilities	163.2	124.3
Total Liabilities	2,709.6	2,772.7
Commitments and Contingencies
Shareholders' Equity

Common stock: $.00015625 par value; 1,280.0 shares authorized; 341.9 and 339.1 issued; 297.4 and 298.1 outstanding	0.1	0.1
Additional paid-in capital	1,542.5	1,473.7
Treasury stock at cost: 44.4 and 41.0 shares	(855.2)	(802.0)
Retained earnings	763.8	551.8
Accumulated other comprehensive income	(8.8)	10.7
Total IGT Shareholders' Equity	1,442.4	1,234.3
Noncontrolling Interests	2.4	-
Total Equity	1,444.8	1,234.3
Total Liabilities and Shareholders' Equity	$4,154.4	$4,007.0

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,	2011	2010	2009
Operating
Net income	$283.6	$186.0	$126.8
Adjustments:
Depreciation and amortization	226.2	236.8	276.8
Discounts and deferred issuance costs	41.7	48.5	40.9
Share-based compensation	40.7	41.9	39.0
Net loss on disposal and impairment	31.3	93.5	93.7
Excess tax benefits from employee stock plans	(3.2)	(8.6)	(0.2)
Other non-cash items	(5.3)	13.7	36.9
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(39.5)	34.4	8.1
Inventories	9.6	51.8	55.6
Accounts payable and accrued liabilities	(11.9)	(62.0)	6.8
Jackpot liabilities	(84.6)	(44.4)	(89.4)
Income taxes, net of employee stock plans	101.6	(74.7)	(48.1)
Other assets and deferred costs	22.2	74.1	1.0
Net operating cash flows	612.4	591.0	547.9
Investing
Capital expenditures	(205.1)	(240.2)	(257.4)
Proceeds from assets sold	12.8	8.7	13.8
Investment securities, net	-	21.6	-
Jackpot annuity investments, net	60.7	63.0	54.3
Changes in restricted cash	14.4	(11.1)	29.0
Loans receivable cash advanced	(0.5)	(17.7)	(108.5)
Loans receivable payments received	29.6	25.2	8.2
Proceeds from discontinued operations	47.0	-	-
Unconsolidated affiliates, net	28.7	34.9	(12.0)
Business/VIE acquisition/deconsolidation	(105.9)	(2.1)	(15.8)
Net investing cash flows	(118.3)	(117.7)	(288.4)
Financing
Debt proceeds	95.0	1,420.8	2,986.2
Debt repayments	(195.0)	(1,833.4)	(3,083.8)
Debt issuance costs	(4.6)	(2.7)	(65.4)
Warrant proceeds	-	-	66.8
Convertible note hedge purchases	-	-	(177.3)
Employee stock plan proceeds	32.4	15.9	13.4
Excess tax benefits from employee stock plans	3.2	8.6	0.2
Share repurchases	(50.1)	-	-
Dividends paid	(71.7)	(71.3)	(121.3)
Net financing cash flows	(190.8)	(462.1)	(381.2)
Foreign exchange rates effect on cash and equivalents	(1.7)	0.5	2.0
Net change in cash and equivalents	301.6	11.7	(119.7)
Beginning cash and equivalents	158.4	146.7	266.4
Ending cash and equivalents	$460.0	$158.4	$146.7

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Years Ended September 30,	2011	2010	2009
Unconsolidated affiliates
Investment in	$-	$(4.9)	$(12.0)
Proceeds from	28.7	39.8	-
Net	$28.7	$34.9	$(12.0)
Jackpot funding
Change in jackpot liabilities	$(84.6)	$(44.4)	$(89.4)

Jackpot annuity purchases	(4.7)	(4.6)	(13.6)
Jackpot annuity proceeds	65.4	67.6	67.9
Net change in jackpot annuity investments	60.7	63.0	54.3
Net jackpot funding	$(23.9)	$18.6	$(35.1)
Capital expenditures
Property, plant and equipment	$(14.1)	$(19.5)	$(37.7)
Gaming operations equipment	(189.2)	(217.6)	(180.8)
Intellectual property	(1.8)	(3.1)	(38.9)
Total	$(205.1)	$(240.2)	$(257.4)
Payments
Interest	$69.1	$88.3	$75.5
Income taxes	28.3	163.2	126.1
Non-cash investing and financing items:
Accrued capital asset additions	$-	$1.4	$4.2

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$131.3	$(0.8)	$21.8
Fair value of liabilities	25.4	(2.2)	6.0

See accompanying notes

CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30,	2011	2010	2009
Common stock
Shares issued:
Beginning shares	339.1	337.2	334.9
Employee stock plans	2.8	1.9	2.3
Ending shares	341.9	339.1	337.2
Ending balance	$0.1	$0.1	$0.1
Additional paid-in capital
Beginning balance	$1,473.7	$1,417.8	$1,316.0
Employee stock plan shares issued	25.0	14.3	8.4
Share-based compensation	43.8	41.6	39.0
Issuance of convertible debt	-	-	99.7
Purchase of note hedges	-	-	(177.3)
Tax benefit on note hedges	-	-	65.2
Proceeds from sale of warrants	-	-	66.8
Ending balance	$1,542.5	$1,473.7	$1,417.8
Treasury stock
Beginning balance	$(802.0)	$(799.3)	$(798.5)
Treasury shares acquired	(50.1)	-	-
RSA forfeitures	(3.1)	(2.7)	(0.8)
Ending balance	$(855.2)	$(802.0)	$(799.3)
Retained earnings
Beginning balance	$551.8	$437.3	$406.7
Dividends declared	(71.6)	(71.5)	(96.2)
Net income	283.6	186.0	126.8
Ending balance	$763.8	$551.8	$437.3
Accumulated other comprehensive income (loss)
Beginning balance	$10.7	$6.1	$1.9
Other comprehensive income (loss)	(19.5)	4.6	4.2
Ending balance	$(8.8)	$10.7	$6.1
Unrealized gains (losses) on securities	$0.1	$0.5	$4.2
Foreign currency translation	(8.9)	10.2	1.9
Comprehensive income (loss)
Net income	$283.6	$186.0	$126.8
Other comprehensive income (loss):
Unrealized holding gain (loss)	(0.4)	(3.7)	8.1
Income tax (provision) benefit	-	-	(0.6)
Foreign currency translation	(19.1)	8.3	(3.3)
Total comprehensive income	$264.1	$190.6	$131.0
Noncontrolling interest
Beginning balance	$-	$1.6	$2.1
Change in ownership	2.4	(0.5)	-
Net income (loss)	-	(1.1)	(0.5)
Ending balance	$2.4	$-	$1.6

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated. Our consolidated financial statements were prepared in accordance with SEC and US GAAP requirements on a basis consistent with the comparative periods and included all adjustments of a normal recurring nature necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented.

Fiscal Calendar

Our fiscal year is reported on a 52/53-week period ending on the Saturday nearest to September 30. For simplicity, fiscal periods in this report were presented using the calendar month end as outlined in the table below. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Fiscal Year	Ended		Weeks
	Actual	Presented as
2011	October 1, 2011	September 30, 2011	52
2010	October 2, 2010	September 30, 2010	52
2009	October 3, 2009	September 30, 2009	53

Discontinued Operations

All periods presented in our consolidated income statements have reclassified our UK Barcrest Group sold during 2011 to discontinued operations. The prior periods of the balance sheets and statements of cash flows were not recast for discontinued operations. See Note 21.

Use of Estimates

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

Revenue Recognition

We recognize revenues when all of the following have been satisfied:

●	persuasive evidence of an arrangement exists
●	the price to the customer is fixed and determinable
●	delivery has occurred and any acceptance terms have been fulfilled
●	collection is reasonably assured

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

Product Sales

Our product sales revenues are generated from the sale of electronic gaming equipment and network systems, as well as licensing, services, and component parts. Time-based licensing and maintenance fees are typically recognized ratably over the term of the agreement. Our credit sales terms are predominately 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, and these contracts are predominantly paid within their terms.

Our gaming machines and certain other tangible products, containing both software and nonsoftware components that function together to deliver the product’s essential functionality, were previously subject to software revenue recognition rules. Under ASUs adopted for new and materially modified arrangements entered into after the beginning of our first quarter of 2010 (discussed below under Recently Issued Accounting Standards – Adopted), our gaming machines and certain other tangible products no longer fall under the scope of software revenue recognition rules and are generally recognized upon delivery and customer acceptance.

Multi-element Arrangements

The majority of our multiple element contracts are for some combination of machines, network systems, license fees, maintenance, training, and other services. Revenues for individual deliverables are recognized when the recognition criteria for that element has been met. We elected to early adopt ASUs for revenue recognition related to certain software-enabled products and multi-element arrangements on a prospective basis for new or materially modified arrangements entered into after the beginning of 2010.

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

VSOE is determined by the net price charged for each deliverable when it is sold separately. VSOE for maintenance agreements is determined based on actual renewals sold.  Third-party evidence is generally not available for our products because of their unique nature.  When VSOE is not available, generally for new or highly customized offerings, the estimated selling price is the amount we would sell the product or service for individually. Management’s best estimate is made based on our standard pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives.

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

Prior to the beginning of 2010, if we were unable to establish VSOE for any undelivered element, revenue was generally deferred until all elements were delivered or until VSOE could be determined. If we did not have VSOE for a delivered element, VSOE for the undelivered elements was deferred, and the residual amount constituted the revenues recognized for the delivered elements. Additionally, when machines were sold in combination with a leased system on which the machines depend for essential functionality, machine revenues were recognized ratably over the system lease contract term.

Deferred Revenue

Deferred revenue consists of amounts received or billed after products are delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition. Complex systems and/or multi-element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.

Deferred revenues noted in the table below by balance sheet location related primarily to product sales where the installation was not yet complete or we were obligated to perform future services. At September 30, 2011, $8.3 million remains deferred because it is subject to and had not yet met revenue recognition criteria in effect before the beginning of 2010.

September 30,	2011	2010
Other accrued liabilities (current)	$52.5	$81.6
Other liabilities (noncurrent)	6.6	8.6
Total deferred revenues	$59.1	$90.2

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

Restricted Cash and Investments

We are required by gaming regulation to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to WAP jackpot winners. Restricted amounts are based primarily on the jackpot meters displayed to slot players and vary by jurisdiction. Compliance with restricted cash and investments requirements for jackpot funding is reported to the gaming authorities in various jurisdictions.  Additionally, we maintain restricted cash for online player deposits.

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

WAP Systems Interest

Interest income accretion on jackpot annuity investments is offset by interest expense accretion on previous winner liabilities. WAP interest income and expense, included in other income (expense), accrete at approximately the same rate and vary depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems annuity interest accretion totaled $22.4 million in 2011, $24.8 million in 2010, and $27.5 million in 2009.

We also hold a significant amount of cash and short-term investments related to our WAP operations on which we earn interest income.

Share-based Compensation

SIP

Under the SIP, eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest based on time of service or performance. Stock options are generally granted at an exercise price equal to the market price on the date of grant, with a 10-year contractual term. SIP grants generally vest over 3-5 years either in ratable annual increments or 100% at the end of the vesting period.

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

ESPP

Under the ESPP, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price for the 12-month term ended February 28, 2011 was equal to 85% of the lesser of the grant date market price or the exercise date market price. Beginning with the 12-month term ending in February 2012, the option price will be equal to 95% of the exercise date market price.

Measurement

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

The fair value of restricted share awards is based on the market price of IGT common stock on the grant date. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical IGT stock factors. Expected term represents the estimated weighted average time between grant and employee exercise. Risk free rate is based on US Treasury rates appropriate for the expected term. See Note 16.

Advertising Costs

Advertising costs are expensed as incurred. Amounts included in continuing operations totaled $10.8 million in 2011, $11.3 million in 2010, and $14.6 million in 2009.

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

Our provision for income taxes includes interest, penalties and reserves for uncertain tax positions. We are required to recognize uncertain tax positions taken or expected to be taken in a tax return, when they are “more likely than not” to be sustained upon examination. A recognized tax position is recorded in the financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 14.

Earnings Per Share

We compute EPS using the weighted average number of common and potential shares outstanding. Restricted common shares granted under our SIP that carry non-forfeitable rights to dividends are considered participating securities and included in our computation of EPS under the two-class method.  Net income available to these participating securities was not significant. See Note 17.

Cash and Equivalents

Cash and equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less. Our cash equivalents are in US Treasury-backed money market funds.

Investment Securities

Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Trading securities are reported at fair value, with unrealized gains or losses recognized in other income (expense). See Notes 3 and 10.

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

Customer Financing

Our customer financing portfolio is comprised of two classes, contracts and notes. Our contracts include extended payment terms granted to qualifying customers for periods from one to five years and are secured by the related products sold. Our notes consist of development financing loans granted to select customers to assist in the funding of new or expanding gaming facilities, generally under terms of one to seven years and are secured by the developed property and/or other assets. Interest income on customer financing  is recognized at the market rates prevailing when issued.

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

Inventories

Inventories are stated at the lower of cost (approximate cost determined on the first-in, first-out method) or market value. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 6.

Property, Plant and Equipment

Property, plant and equipment fixed assets are depreciated down to salvage value using the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Depreciation and asset charges related to gaming operations equipment are recorded to cost of gaming operations. Proceeds from gaming operations equipment sold are reflected in investing cash flows. See Note 7.

Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized to reflect the pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues over one to 18 years. When the pattern of economic benefit is undeterminable, we amortize using the straight-line method. We consider certain factors when assigning useful lives such as legal, regulatory, and contractual provisions, as well as the effects of obsolescence, demand, competition, and other economic factors.

Goodwill and other intangible assets not subject to amortization are assessed and tested if necessary, for impairment at least annually or more often if there are indicators of impairment. We regularly evaluate our portfolio of finite-lived intangibles to determine if changes in circumstances indicate the carrying values may not be recoverable or a change in remaining useful life is needed. Indicators that could trigger an impairment review include detrimental changes in legal and regulatory factors, market conditions, or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the assets and recognized as a component of operating income.

Other Assets

Other assets are comprised of deferred licensing rights and other expenses, investments in unconsolidated affiliates, uncertain tax positions, refundable deposits, and other miscellaneous receivables.

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

Strategic investments in unconsolidated affiliates are presented apart from investment securities held for a return, in non-current other assets, or in current other assets if we intend to sell in less than 12 months. In certain circumstances, equity investments in unconsolidated affiliates may be recorded under the cost method. All other investments in unconsolidated affiliates not accounted for under the equity or cost methods are recorded as available-for-sale securities at fair value. Unrealized holding gains or losses are recorded in other comprehensive income, except those hedged with designated fair value foreign currency derivatives are recognized in other income (expense). See Note 2.

Convertible Debt Instruments

At the beginning of 2010, we adopted accounting standards requiring the separation of liability (debt) and equity (conversion option) components of our convertible debt instruments that may settle in cash upon conversion to reflect an effective nonconvertible borrowing rate when the debt was issued.

We estimated the fair value of our convertible debt (see Note 12) using similar debt instruments at issuance that did not have a conversion feature and allocated the residual fair value to an equity component that represents the estimated fair value of the conversion feature at issuance. This guidance was applied retrospectively to all outstanding convertible debt, with an adjustment to decrease long-term debt for the unamortized balance of the recast discount.

Derivatives

We use derivative financial instruments to manage certain foreign currency exchange and interest rate risk. We enter into derivative financial instruments with high credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

We recognize derivative financial instruments as fair value assets or liabilities. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. We record derivative financial instruments on a net basis with counterparties for which a master netting arrangement has been executed. Unless otherwise noted, derivative gains or losses, including any ineffectiveness, are recognized in other income (expense). See Note 11.

Foreign Currency Hedging

We routinely use derivative financial instruments to minimize our market risk exposure related to monetary assets and liabilities denominated in nonfunctional foreign currencies. The primary business objective of our hedging program is to minimize the impact to earnings from changes in foreign exchange rates. These hedging instruments are subject to fluctuations in value that are generally offset by the value of the underlying exposures being hedged. Counterparties to our agreements are major commercial banks. These forward exchange contracts are not designated hedges.

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

Fair Value Measurements

Fair value has been generally defined as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 - Quoted market prices in active markets for identical instruments

•	Level 2 - Quoted market prices for similar instruments, using observable market based inputs or unobservable inputs corroborated by market data

•	Level 3 - Unobservable inputs using our own assumptions when observable inputs are unavailable

The fair value of our financial assets and liabilities are described in more detail in Note 10, along with valuation methods and assumptions used to estimate fair value when quoted market prices are not available. Changes in assumptions or valuation methods can affect fair value estimates.

Recently Adopted Accounting Standards

Credit Quality of Financing Receivables and Allowances for Credit Losses

At the beginning of 2011, we adopted accounting standards issued in July 2010 to improve the sufficiency, transparency, and robustness of credit risk disclosures for financing receivables and related allowances for credit losses. The required information is designed to enable a better understanding of:

•	the nature of credit risk inherent in our portfolio of financing receivables

•	how credit risk is analyzed to determine the allowances for credit losses

•	changes in and reasons for changes in the allowances for credit losses

These ASU disclosures were effective for our 2011 first quarter, except for allowance roll-forward disclosures effective for our 2011 second quarter and troubled debt restructuring disclosures effective for our year ended September 30, 2011. The adoption of this ASU did not have a material impact on our financial statements. See Note 1 above and Note 4.

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

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Qualitative Goodwill Impairment Assessment

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is greater than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. The ASU will be effective for our 2013 first quarter and early adoption is permitted. This ASU is not expected to have a material impact on our financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an ASU to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. The ASU will be effective for our 2013 first quarter and is not expected to have a material impact on our financial statements.

Fair Value Measurements

Additionally, in May 2011, the FASB issued an ASU to amend fair value measurement to achieve convergence between US GAAP and IFRS. Effective for our 2012 second quarter, this ASU changes some fair value measurement principles and disclosure requirements, but is not expected to have a material impact on our financial statements.

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

2.	VARIABLE INTEREST AND AFFILIATES

Variable Interest Entities

New Jersey regulation requires that annuitized WAP jackpot payments to winners be administered through an individual trust set up for each WAP system. These trusts are VIEs and IGT is the primary consolidating beneficiary, because these VIE trusts are designed for the sole purpose of administering jackpot payments for IGT WAP winners and IGT guarantees all liabilities of the trusts. The assets of these consolidated VIEs can only be used to settle trust obligations and have been segregated on our balance sheet.

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $69.7 million at September 30, 2011 and $79.7 million at September 30, 2010.

Investments in Unconsolidated Affiliates

Aggregate Available-for-sale Investments in Unconsolidated Affiliates

		Adjusted	Unrealized	Fair
September 30,		Cost	gain (loss)	Value
2011	CLS Convertible Note	$8.7	$0.2	$8.9

2010	CLS Stock	$12.2	$0.5	$12.7
	CLS Convertible Note	18.7	-	18.7
	Total	$30.9	$0.5	$31.4

China LotSynergy Holdings, Ltd.

See Note 10 and 11 for additional information about our CLS derivatives and fair value assumptions.

Convertible Notes Receivable

In May 2007, we entered into a strategic business arrangement with CLS to explore opportunities in the China lottery market. As part of this arrangement, we invested $72.0 million, including transaction costs, in a 4% zero-coupon unsecured convertible note issued by CLS due May 31, 2015.

In September 2010, we modified our China strategy, reduced the outstanding note, accelerated payments due IGT, and eliminated restrictions on IGT’s ability to sell CLS shares. The original note was redeemed for an immediate cash payment of $39.8 million and a new non-interest bearing convertible note of HK$166.3 million ($21.4 million) due in two installments of HK$95.0 million ($12.2 million) due September 27, 2011, which was received, and HK$71.3 million ($9.2 million) due on May 12, 2012. When redeemed, the original note had an accreted value of $80.7 million and we recognized a loss of $20.5 million.

The new note is partially or wholly convertible in increments of HK$10.0 million at an initial conversion price of HK$0.96 per CLS share. At September 30, 2011, this conversion option did not qualify as a freestanding derivative to be accounted for separately from the note. An initial discount of $2.9 million was recorded for the imputed market interest rate of 11.55% that is amortizing to interest income over the 20-month life.

If CLS fails to make a payment according to the new installment schedule, CLS will be required to pay the fully accreted value of the original 2007 note. This default put was accounted for separately as a noncurrent freestanding derivative. The fair value of the default put was $0.4 million at September 30, 2011 and $2.6 million at September 30, 2010.

Stock

As part of the May 2007 arrangement with CLS, we invested $33.6 million, including transaction costs, for approximately 5% of the outstanding ordinary shares of CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange. In September 2008, we recorded an “other-than-temporary” impairment loss of $21.4 million due to an extended decline in market value and uncertainties related to business conditions surrounding new regulations.

In September 2010, we modified our arrangement with CLS to eliminate restrictions on our ability to sell our CLS shares, which were then reclassified to current other assets. During 2011, we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million.

Joint Ventures

IGT and CLS formed two 50/50 JVs: IGT Synergy Holding Ltd. in September 2007 to explore China Welfare Lottery opportunities and Asiatic Group Ltd. in September 2009 for bingo and electronic lottery games, which was terminated in September 2010. Under the equity method, we recorded JV losses of $0.4 million in 2011, $0.5 million in 2010, and $0.3 million in 2009. At September 30, 2011, $7.1 million remains accrued for our unconditional capital commitment to IGT Synergy.

Las Vegas Gaming International

There was no change in the status of our investment in LVGI during the year ended September 30, 2011.

In October 2008, we entered into a strategic business arrangement with LVGI, a gaming software innovator, to create server-based applications for IGT. We invested $13.3 million to purchase certain preferred shares and warrants in LVGI. This investment was accounted for under the cost method and the warrants did not qualify as freestanding derivatives. As a result of significant adverse changes in the expected financial performance of LVGI, together with a re-evaluation of our business strategy, we determined this investment was fully impaired at September 30, 2009 and recorded $13.3 million of other-than-temporary impairment.

Progressive Gaming International Corp.

In 2009, we recorded $2.1 million of losses on our investment in PGIC convertible notes and subsequently attributed the remaining fair value of $6.3 million to consideration for the acquisition of certain PGIC assets (See Note 20).

Walker Digital Gaming, LLC

During 2009, we paid $20.0 million and committed to pay $5.0 million in 2010 to restructure our strategic arrangements with WDG to extinguish existing royalty commitments and our equity interest in exchange for certain IP ownership rights. As a result of this exchange and related evaluation of the future business outlook pertaining to the use of these IP rights, we recorded a loss on other assets of $78.0 million and patent additions of $24.8 million ($20.0 million in cash and $4.8 million of other assets).

WDG was a VIE formed in 2006 to utilize WDG IP in the development of gambling application concepts for IGT product lines. IGT was not the primary beneficiary and we recorded equity method losses from WDG of $5.2 million prior to the new arrangement in 2009, largely comprised of intangibles amortization. With the revised arrangement in 2009, IGT no longer held a variable interest in WDG.

3.	INVESTMENT SECURITIES

During 2010, we sold our remaining portfolio of ARS and held no investment securities at September 30, 2011.

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

We recorded the following changes in fair value related to our ARS and the related put rights:

•	2010 net gain of $0.3 million ($3.8 million ARS gain and $3.5 million put loss)

•	2009 net loss of $0.3 million ($3.9 million ARS loss and $3.6 million put gain)

See Note 10 for fair value information.

4.	RECEIVABLES

See Note 1 for information about our receivables accounting policies.

Allowances For Credit Losses

September 30,	2011	2010	2009
Accounts Receivable:
Beginning balance	$24.6	$23.4	$19.1
Charge-offs	(10.7)	(5.5)	(15.8)
Recoveries	0.1	0.6	3.1
Provisions	3.6	6.1	17.0
Ending balance	$17.6	$24.6	$23.4

Customer Financing:
Beginning balance	$78.4	$33.2	$16.3
Charge-offs	(9.3)	(8.2)	-
Recoveries	-	0.6	-
Provisions	2.3	52.8	16.9
Ending balance	$71.4	$78.4	$33.2
Current	$41.7	$39.8	$22.6
Non-current	$29.7	$38.6	$10.6

Other Customer Financing Information At September 30, 2011

Estimated Future Collections	2012	2013	2014	2015	2016	Thereafter	Total
Notes	$51.2	$37.7	$16.1	$-	$-	$-	$105.0
Contracts	115.9	51.3	18.1	3.0	0.2	-	188.5
Total	$167.1	$89.0	$34.2	$3.0	$0.2	$-	$293.5

Recorded Investment (principal and interest due, net of deferred interest and fees of $11.6 million)	Total
Individually evaluated for impairment	$104.2
Collectively evaluated for impairment	260.7
Total	$364.9

Allowances for Credit Losses	Total
Individually evaluated for impairment	$58.6
Collectively evaluated for impairment	12.8
Total	$71.4

Age Analysis of Recorded Investment	Contracts	Notes	Total
Past Due:
1-29 days	$5.3	$2.0	$7.3
30-59 days	2.0	1.8	3.8
60-89 days	1.2	1.8	3.0
Over 90 days	6.3	31.0	37.3
Total past due	$14.8	$36.6	$51.4
Total current	188.1	125.4	313.5
Grand total	$202.9	$162.0	$364.9

Customer financing recorded investment:
Over 90 days and accruing interest	$2.6	$0.1	$2.7
Nonaccrual status (not accruing interest)	24.2	84.0	108.2

Recorded Investment by Credit Quality Indicator Credit Profile by Internally Assigned Risk Grade	Contracts	Notes	Total
Low	$43.9	$-	$43.9
Medium	25.8	0.3	26.1
High*	133.2	161.7	294.9
Total recorded investment	$202.9	$162.0	$364.9

* includes $84.0 of impaired Alabama notes receivable. See Note 19.

Impaired loans	Contracts	Notes	Total
Recorded investment	$5.2	$84.0	$89.2
Unpaid principal face	5.1	85.2	90.3
Related allowance	2.8	55.8	58.6
Average recorded investment	8.8	87.6	96.4

Interest income recognized for 2011:
Total	$0.7	$0.3	$1.0
Cash-basis	-	0.3	0.3

5.	CONCENTRATIONS OF CREDIT RISK

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

Receivables By Legal Gaming Region At September 30, 2011
Nevada	9%
Alabama	5	Argentina	24%
Oklahoma	4	Europe	9
Canada	4	Australia	5
Other (less than 4% individually)	27	Other (less than 4% individually)	13
North America	49%	International	51%

6.	INVENTORIES

September 30,	2011	2010
Raw materials	$44.1	$54.5
Work-in-process	2.4	3.9
Finished goods	26.5	39.2
Total	$73.0	$97.6

7.	PROPERTY, PLANT AND EQUIPMENT

September 30,	2011	2010	Useful Lives
			(years)
Land	$62.6	$62.7
Buildings	232.8	230.9	40
Leasehold improvements	17.3	14.6	1-10
Machinery, furniture and equipment	248.6	286.0	3-10
Gaming operations equipment	812.9	804.9	1-5
Total	1,374.2	1,399.1
Less accumulated depreciation	(822.1)	(812.4)
Property, plant and equipment, net	$552.1	$586.7

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill

	North
Activity By Segment	America	International	Total
2010
Beginning balance	$1,042.8	$108.7	$1,151.5
Foreign currency adjustments	-	0.1	0.1
Ending balance	1,042.8	108.8	1,151.6

2011
Acquisition (see Note 20)	-	90.1	90.1
Disposition (See Note 21)	-	(2.6)	(2.6)
Foreign currency/purchase price adjustments	-	(7.7)	(7.7)
Ending balance	$1,042.8	$188.6	$1,231.4

Other Intangibles

2011 Additions	Business Combinations (See Note 20)	Other Additions	Weighted Average Life (Years)
Patents (including capitalized legal costs)	$-	$1.0	5
Developed technology	11.4	0.5	7
Customer relationships	6.1	-	6
Trademarks	0.2	-	1
Total	$17.7	$1.5

	September 30, 2011			September 30, 2010
		Accumulated			Accumulated
Ending Balances	Cost	Amortization	Net	Cost	Amortization	Net
Patents	$382.8	$270.5	$112.3	$387.3	$238.8	$148.5
Developed technology	86.9	54.0	32.9	75.9	46.7	29.2
Contracts	25.5	19.5	6.0	26.2	17.9	8.3
Reacquired rights	13.4	2.1	11.3	13.4	1.0	12.4
Customer relationships	14.2	6.9	7.3	8.8	5.7	3.1
Trademarks	2.1	1.5	0.6	3.5	2.9	0.6
Total	$524.9	$354.5	$170.4	$515.1	$313.0	$202.1

	Actual			Estimated
Aggregate Amortization	2009	2010	2011	2012	2013	2014	2015	2016
	$50.5	$51.3	$49.1	$41.9	$37.7	$32.8	$23.4	$15.5

9.	JACKPOT INVESTMENTS AND LIABILITIES

See Note 10 for Information about carrying values, fair values and unrealized gains and losses.

Jackpot Investments

As of September 30, 2011, these securities mature through 2036, with accreted interest, as follows:

Within 1 year	2-5 years	6-10 years	Thereafter	Total
$63.2	$209.8	$148.4	$91.3	$512.7

Jackpot Liabilities

September 30,	2011	2010
Payments due previous winners	$520.6	$575.2
Payments due future winners	111.1	137.5
Unamortized discounts	(123.3)	(141.8)
Total jackpot liabilities	$508.4	$570.9

Future jackpot payments due	2012	2013	2014	2015	2016	Thereafter	Total
Previous winners	$70.8	$59.6	$55.1	$51.2	$46.1	$237.8	$520.6
Future winners	72.2	17.7	1.1	3.0	1.1	16.0	111.1

10.	FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair
	Value	Level 1	Level 2	Level 3
September 30, 2011
Money market funds	$76.9	$76.9	$-	$-
Investments in unconsolidated affiliates	9.3	-	-	9.3
Derivative assets	90.8	-	90.8	-
Derivative liabilities	(93.2)	-	(93.2)	-

September 30, 2010
Money market funds	$137.5	$137.5	$-	$-
Investments in unconsolidated affiliates	34.0	12.7	-	21.3
Derivative assets	52.1	-	52.1	-
Derivative liabilities	(54.3)	-	(54.3)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	2011	2010		2009
	Investments in Unconsolidated Affiliates	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
Beginning balance	$21.3	$78.4	$21.3	$80.4	$19.6
Total gain (loss):
Included in other income (expense) - other	(2.1)	(19.5)	0.3	(1.7)	(0.3)
Included in other comprehensive income	0.1	(0.7)	-	2.8	2.0
Purchases, issuances, accretion, settlements	(10.0)	(36.9)	(21.6)	(3.1)	-
Ending balance	$9.3	$21.3	$-	$78.4	$21.3

Net change in unrealized gain (loss) included in earnings related to instruments still held	$(2.1)	$(19.5)	$-	$-	$(0.3)

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

Investments in ARS were valued using DCF, with certain assumptions related to lack of liquidity and observable market transactions. Related put rights were valued based on the difference between the ARS par and fair value, discounted for the broker’s non-performance risk and the time remaining until the exercise period.  Our entire portfolio of ARS was sold during 2010.

Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties, LIBOR credit default swap rates for non-performance risk, and net settlement amounts where appropriate. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 11.

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying	Fair	Unrealized
	Value	Value	Gain	Loss
September 30, 2011
Jackpot investments	$387.8	$458.9	$71.1	$-
Contracts & notes receivable	293.5	294.6	1.1	-
Jackpot liabilities	(508.4)	(521.6)	-	13.2
Debt	(1,553.1)	(1,879.5)	-	326.4

September 30, 2010
Jackpot investments	$425.9	$495.2	$73.1	$3.8
Contracts & notes receivable	356.0	356.8	0.8	-
Jackpot liabilities	(570.9)	(567.5)	3.4	-
Debt	(1,622.2)	(1,933.2)	-	311.0

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

11.	FINANCIAL DERIVATIVES

Foreign Currency Hedging

We hedge our net foreign currency exposure related to monetary assets and liabilities denominated in nonfunctional currency. The notional amount of foreign currency contracts hedging this exposure totaled $13.9 million at September 30, 2011and $26.7 million at September 30, 2010.

In May 2007, we executed five-year forward contracts designated as a fair value hedge to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). In conjunction with the early redemption of our CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. The notional amount of foreign currency contracts hedging this exposure totaled $6.4 million at September 30, 2011 and $15.0 million at September 30, 2010 for which there was no ineffectiveness for years 2011 and 2010.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value at September 30,	2011	2010
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.4	$-
Foreign currency contracts: Other accrued liabilities	-	2.2
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	$90.4	$52.1
Interest rate swaps: Long-term debt	93.2	52.1

Income Statement Location and Gain (loss) For Fiscal Years	2011	2010	2009
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$2.6	$(1.5)	$(0.9)
Designated Hedges
Foreign currency contracts: Other income (expense)	$-	$0.2	$0.3
Interest rate swap - ineffectiveness: Other income (expense)	(2.9)	0.4	(0.3)
Interest rate swap - effectiveness: Interest expense	22.1	12.4	2.9

12.	CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

September 30,	2011	2010
Domestic credit facility	$-	$100.0
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,650.0	1,750.0
Discounts:
3.25% Convertible Notes	(93.5)	(124.1)
7.5% Bonds	(2.3)	(2.5)
5.5% Bonds	(1.1)	(1.2)
Swap fair value adjustments:
7.5% Bonds	61.8	33.9
5.5% Bonds	31.4	18.2
Total outstanding debt, net	$1,646.3	$1,674.3

Expected principal payments	2012	2013	2014	2015	2016	Thereafter	Total
	$-	$-	$850.0	$-	$-	$800.0	$1,650.0

IGT was in compliance with all debt covenants and embedded features of our debt agreements did not require bifurcation at September 30, 2011.

Domestic Credit Facility

At September 30, 2011, no amounts were drawn on our domestic credit facility, $729.2 million was available, and $20.8 million was reserved for letters of credit and performance bonds.

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

The new facility interest rates and facility fees are more favorable than the former facility, based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. The initial interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps at the Baa2/BBB pricing level. At June 30, 2011 our Net Funded Debt to EBITDA ratio fell below 2.0 and our interest rate was reduced to LIBOR plus 102.5 bps on borrowings with a facility fee of 22.5 bps.

As a result of the modification, deferred offering costs related to the former facility of $1.5 million were expensed and the remaining $9.8 million was combined with additional issuance costs of $4.5 million, to be collectively amortized over the new facility term.

The new domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no default. The following new facility covenants are less restrictive than those under the former facility (all terms as defined per the new facility):

•	a minimum ratio of 3.0 adjusted EBITDA to interest expense (interest coverage ratio)

•	a maximum ratio of 3.5 for net funded debt to adjusted EBITDA (net funded debt leverage ratio)

•	certain restrictions on our ability to:

▪	pledge the securities of our subsidiaries

▪	permit our subsidiaries to incur or guaranty additional debt, or enter into swap agreements

▪	incur liens

▪	merge with or acquire other companies, liquidate or dissolve

▪	sell, transfer, lease or dispose of all or substantially all assets

▪	change the nature of our business

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

Foreign Credit Facilities

At September 30, 2011, $9.7 million was available and nothing was drawn under our revolving credit facility in Australia, which generally renews annually with maturity in February and is guaranteed by the parent company, International Game Technology.

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

•
during any fiscal quarter ending after September 30, 2009 (and only during such fiscal quarter), if the closing price of our common stock for at least 20 trading days in the last 30 trading day period of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last trading day of the preceding fiscal quarter

•	if specified corporate transactions occur as described further in the indenture

•	at any time on or after February 1, 2014 until the close of business on the second scheduled trading day immediately preceding May 1, 2014

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

The conversion option component of $99.7 million was recorded as a debt discount against equity and the effective nonconvertible interest rate was 8.7% on the liability component. The elements of interest expense are reflected in the table below.

Years Ended September 30,	2011	2010	2009

Contractual interest expense	$27.5	$27.5	$10.9
Discount amortization	30.6	28.0	11.0
Remaining discount amortization period	2.6 years

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

Prior to conversion or exercise, the Notes and warrants could have a dilutive effect on our earnings per share to the extent the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The note hedges are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive. The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at September 30, 2011.

The note hedges and warrants were separate transactions apart from the Notes, and Note holders have no rights with respect to these separate transactions. The note hedges and warrants are considered indexed to IGT common stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2011. Accordingly, the note hedges cost of $177.3 million, net of deferred taxes of $65.5 million, and $66.8 million received for the warrants were recorded as adjustments to shareholders’ equity. Subsequent changes in fair value have not been recognized as the note hedges and warrants continued to meet the criteria for equity classification at September 30, 2011.

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

The 7.5% Bonds contain covenants which may, in certain circumstances:

•	restrict our ability to incur additional debt

•	limit our ability to enter into sale and leaseback transactions

•	restrict our ability to sell, transfer, lease or dispose of substantially all assets

•	require us to grant a lien on equity interests if certain downgrades by rating agencies occur

The 7.5% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 7.5% Bonds, the outstanding amounts may become immediately due and payable.

Interest rate swaps executed in conjunction with our 7.5% Bonds due 2019 are described in Note 11.

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

The 5.5% Bonds contain covenants which may, in certain circumstances:

•	restrict our ability to incur additional debt

•	limit our ability to enter into sale and leaseback transactions

•	restrict our ability to sell, transfer, lease or dispose of substantially all assets

•	require us to grant a lien on equity interests if certain downgrades by rating agencies occur

The 5.5% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 5.5% Bonds, the outstanding amounts may become immediately due and payable.

Interest rate swaps executed in conjunction with our 5.5% Bonds due 2020 are described in Note 11.

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

The conversion option component of $43.7 million was recorded as a debt discount against equity and the effective nonconvertible interest rate was 6.2% on the liability component. The elements of interest expense and repurchase gain included in other income (expense) are reflected in the table below.

Years Ended September 30,	2011	2010	2009

Contractual interest expense	$-	$3.8	$20.1
Discount amortization	-	2.7	19.9
Gain (loss) on repurchases	-	-	1.3

13.	CONTINGENCIES

Litigation

IGT has been named in and has brought lawsuits in the normal course of business. With respect to the legal proceedings and claims described below, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s future results of operations, financial position, or cash flows.

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

On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims, except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 (“the ‘983 patent”), have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims have been stayed.

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

On October 6, 2011, the United States Federal Circuit Court of Appeals affirmed the judgment in favor of IGT and against Bally.  A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has not yet been scheduled.

Aristocrat

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215 (the “’215 patent”), which issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008.

This case recommenced in the District Court and on May 13, 2010, the District Court entered an order granting IGT’s motion for summary judgment of non-infringement.  Aristocrat appealed this judgment.  Proceedings on IGT’s claim that Aristocrat committed inequitable conduct in reviving the ‘215 patent application continued in the District Court.  A trial was held the week of April 4, 2011 on that inequitable conduct issue, and that claim was dismissed on May 6, 2011.

IGT and Aristocrat entered into an agreement, effective September 30, 2011, settling the lawsuit. On October 6, 2011, the parties filed a letter with the court advising the court that, in accordance with the parties’ resolution of several disputes between them, the case will be concluded by dismissal with prejudice following the final resolution of the pending appeal of the judgment of non-infringement.  In connection with the settlement, IGT was granted an irrevocable paid-up license to the Aristocrat patents that were the subject of the litigation and related patents.

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

On January 28, 2011, IGT asserted an additional claim against Aristocrat for infringement of US Patent No 7,063,615 (the “’615 patent”) seeking similar relief. IGT asserted that Aristocrat infringes on the ‘047, the ‘370, and the ‘615 patents in connection with the sale and distribution of gaming devices, including the Viridian WS slot machine, without authorization or license from IGT. Aristocrat has denied infringement, filed various affirmative defenses and counterclaimed for patent invalidity.

IGT and Aristocrat entered into an agreement, effective September 30, 2011, settling the lawsuit and on October 4, 2011, the court entered an order dismissing the lawsuit.  In connection with the settlement, IGT granted Aristocrat a non-exclusive license to certain IGT patents.

Rice (formerly Piercey) v Atlantic Lotteries

In May 2010, Atlantic Lotteries commenced an action against International Game Technology, VLC, Inc. and IGT-Canada, wholly-owned subsidiaries of International Game Technology, and other manufacturers of video lottery machines in the Supreme Court of New Foundland and Labrador seeking indemnification for any damages that may be awarded against Atlantic Lotteries in a class action suit also filed in the Supreme Court of New Foundland and Labrador. A motion for class certification has been filed by plaintiff. Argument of the motion will be scheduled for hearing in April 2012.

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

The complaints additionally alleged that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The actions were consolidated and subsequently a consolidated derivative complaint was filed in December 2009. Defendants moved to dismiss that complaint. On July 6, 2010, the Court granted the defendants’ motion to dismiss, with leave to amend.  After plaintiffs elected not to amend, the court entered judgment in favor of the defendants.  The plaintiff in Israni v. Bittman, et al. has appealed to the US Court of Appeals for the Ninth Circuit. The appeal was argued and submitted on October 13, 2011.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit filed in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant.  On July 25, 2011, the Court granted the Company’s motion to dismiss with prejudice. Plaintiff has filed a notice of appeal.

In February 2011, another shareholder sent a letter to the Company’s Board of Directors requesting that the Board investigate allegations similar to those set forth in the derivative actions described above and bring a lawsuit against various of the Company’s current or former officers and directors. In response the Board of Directors formed a litigation committee comprised of disinterested outside directors and assisted by outside counsel to investigate and evaluate the allegations raised in this letter. At the conclusion of this investigation, the committee concluded and recommended that it would not be in the best interests of the Company or its shareholders to pursue the proposed claims. The Board considered and accepted this recommendation and the Company informed the shareholder of the Board’s resolution in September 2011.

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

On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and plaintiffs were awarded damages in an amount equal to approximately $2.2 million.  On March 9, 2011, IGT filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial or for Remittitur.  On May 24, 2011, the Court denied these motions, and on May 27, 2011, the Court entered an amended judgment for prejudgment interest of approximately $1.3 million, attorneys’ fees of approximately $1.0 million, and court costs of approximately $132,000.  IGT filed a notice of appeal to the US Court of Appeals for the Ninth Circuit on June 21, 2011.  That appeal is pending. On July 1, 2011 plaintiffs filed a notice of cross appeal.

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at September 30, 2011 totaled $27.8 million.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $12.0 million at September 30, 2011. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.8 million at September 30, 2011.

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

Years ended September 30,	2011	2010	2009
Balance at beginning of year	$9.3	$7.9	$8.4
Reduction for payments made	(7.7)	(3.1)	(7.5)
Accrual for new warranties issued	8.6	8.3	9.8
Adjustments for pre-existing warranties	(4.0)	(3.8)	(2.8)
Balance at end of period	$6.2	$9.3	$7.9

14.	INCOME TAXES

Income Tax Provision From Continuing Operations

Distribution Of Income Before Tax

September 30,	2011	2010	2009
US	$367.8	$224.9	$157.3
Non – US	60.1	80.0	55.8
Total	$427.9	$304.9	$213.1

Reconciliation Of Statutory Federal Rate To Effective Rate

September 30,	2011	2010	2009
Federal statutory tax	35.0%	35.0%	35.0%
State income tax, net	1.5%	0.7%	1.4%
Foreign subsidiaries tax, net	-0.4%	-0.6%	0.6%
Domestic production activities	-3.3%	-1.4%	-2.5%
Change in income tax contingencies	-0.6%	-10.7%	-3.6%
Changes in valuation allowance	-0.6%	2.4%	0.9%
Other, net	0.1%	2.6%	-1.6%
Total effective rate	31.7%	28.0%	30.2%

Components Of Income Tax Provision

September 30,	2011	2010	2009
Federal	$87.7	$13.2	$49.1
State	6.6	8.0	9.6
Foreign	14.4	22.4	23.2
Total current	108.7	43.6	81.9

Federal	18.6	41.1	(10.4)
State	3.5	(4.6)	(4.7)
Foreign	4.8	5.2	(2.4)
Total deferred	26.9	41.7	(17.5)

Total income tax provision	$135.6	$85.3	$64.4

Income Taxes Receivable

Presented as a component of  other assets and deferred costs, income taxes receivable is comprised of prepaid US taxes on intercompany sales, as well as tax overpayments in various US and foreign jurisdictions. Income taxes receivable decreased to $62.1 million at September 30, 2011 from $104.6 million at September 30, 2010, as we utilized the overpayment created due to a US tax law change enacted near the end of 2010.

Deferred Income Taxes

Significant Components of Deferred Income Taxes

September 30,	2011	2010
Deferred Tax Assets
Reserves	$94.8	$103.1
Jackpot payment timing difference	134.4	137.2
Share-based compensation	27.9	29.1
Net operating loss carry forwards	44.4	34.7
Property, plant and equipment	-	17.0
Goodwill and intangibles	25.8	33.7
Capital loss carryover	26.7	21.1
Other	11.0	21.7
Total deferred income tax assets	365.0	397.6
Valuation allowance	(65.5)	(63.7)
Total deferred income tax assets, net	299.5	333.9

Deferred Tax Liabilities
Interest expense on convertible debt	(36.9)	(37.0)
Property, plant and equipment	(21.2)	-
Intangibles	(47.9)	(55.6)
Other	(12.5)	(20.2)
Total deferred income tax liabilities	(118.5)	(112.8)
Net Deferred Income Tax Assets	$181.0	$221.1

September 30,	2011	2010
Current deferred income tax assets	$97.1	$84.3
Non-current deferred income tax assets	84.6	136.8
Non-current deferred income tax liabilities (included in other liabilities)	0.7	-

Net deferred income tax assets decreased approximately $40.0 million in 2011 primarily due to accelerated bonus depreciation in the US.

Our net operating loss carry forwards at September 30, 2011 included $13.0 million for the US and $115.6 million for foreign countries and expire in tax years 2012 through 2022.

Our capital loss carryover totaled $72.3 million at September 30, 2011 and expires in tax years 2015 through 2016. Capital loss carryovers increased by $15.0 million in 2011 primarily due to the sale of CLS stock which generated a capital loss. Our valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

At September 30, 2011, we had not provided US deferred income taxes or foreign withholding taxes on $193.2 million in unrecognized temporary differences related to the basis of our investments in foreign subsidiaries expected to be permanently reinvested in operations outside the US. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Uncertain Tax Benefits

Aggregate changes in unrecognized tax benefits

September 30,	2011	2010	2009
Beginning balance	$83.8	$91.5	$106.2
Increases related to prior year tax positions	7.7	23.6	4.4
Decreases related to prior year tax positions	(1.9)	(1.6)	(27.6)
Increases related to current year tax positions	36.5	11.6	13.8
Decreases related to current year tax positions	(1.1)	(5.8)	(1.9)
Reductions due to lapse of statute of limitations	(8.6)	-	-
Reductions for settlements with taxing authorities	-	(35.5)	(3.4)
Ending Balance	$116.4	$83.8	$91.5

The amount of UTBs that would impact our effective tax rate, if recognized, totaled $72.7 million at September 30, 2011 and $65.6 million at September 30, 2010.

Interest and penalties related to UTBs are included in our income tax provision. During 2011, 2010 and 2009, we recognized $2.0 million, $15.1 million, and $2.9 million, respectively, of benefit for the reversal of interest and penalties related to settlements with tax authorities and the lapse of statute of limitations, offset by annual additions. Accrued interest and penalties related to uncertain tax positions, net of federal income tax benefits, totaled $20.1 million at September 30, 2011 and $22.7 million at September 30, 2010.

UTBs increased $32.6 million during 2011, primarily due to amended state income tax return filings and transfer pricing adjustments between IGT and worldwide subsidiaries. UTBs decreased $7.7 million during 2010, primarily due to settlements with taxing authorities.

In connection with the settlement of IRS examinations closed during 2010 for our 2002 through 2005 tax returns, we paid the IRS approximately $12.4 million, including interest of $4.3 million. At September 30, 2011, we were under examination by the IRS for amended returns filed for 1999, 2006, and 2007, as well as our originally filed returns for 2008 and 2009.

We are also subject to examination in various state and foreign jurisdictions, and except for the examination of the 1999 amended federal income tax return, we are generally no longer subject to US federal, state, local or foreign income tax examination by tax authorities for years before 2005. We do not believe our total UTBs will change significantly during the next twelve months.

15.	OPERATING LEASES

We lease certain of our facilities and equipment under various agreements with expiration dates through April 2020. Certain facility leases provide that we pay certain other operating expenses applicable to the leased property, including utilities, maintenance, property taxes, and liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments net of anticipated sublease receipts. There were no contingent rental payments.  Rent and lease expense, net of sublease rentals, in continuing operations totaled $12.7 million in 2011, $11.6 million in 2010, and $11.7 million in 2009.

Future minimum payments due under non-cancelable operating leases at September 30, 2011, total not reduced by minimum sublease rentals of $0.5 million due in the future under non-cancelable subleases.

	2012	2013	2014	2015	2016	Thereafter	Total
Minimum payments	$11.8	$9.5	$8.1	$7.7	$6.6	$11.1	$54.8

16.	EMPLOYEE BENEFIT PLANS

401(k) Plan and Cash Incentives

IGT maintains a salary deferral 401(k) plan that allows eligible employees to contribute up to 40% of their base pay up to the IRS prescribed limit. IGT matches 100% of employee contributions, up to $750 per year, which vest immediately. IGT may also contribute a discretionary amount of profits to eligible employees, which vest over a six-year period. Cash bonuses are paid annually to eligible management employees and cash sharing is distributed to non-management employees annually. Benefits recorded for these plans totaled $39.7 million in 2011, $24.3 million in 2010, and $38.8 million in 2009.

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

Share-based Compensation

See footnote 1 for plan descriptions and accounting measurement methods.

SIP Activity As Of And For The Year Ended September 30, 2011

Options		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	16,843	$21.38
Granted	5,016	15.82
Exercised	(1,735)	14.37
Forfeited	(1,866)	17.09
Expired	(3,013)	31.59
Outstanding at end of period	15,245	$18.85	6.3	$11.3

Vested and expected to vest	14,928	$18.91	6.3	$11.1

Exercisable at end of period	6,446	$22.48	4.1	$5.0

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	2,368	$18.88
Granted	2,637	14.25
Vested	(941)	21.25
Forfeited	(676)	15.72
Outstanding at end of period	3,388	$15.26	1.6	$49.2

Expected to vest	3,230	$15.71	1.7	$46.9

Option Valuation Assumptions

Years Ended September 30,	2011	2010	2009

Expected volatility	0.44	0.52	0.60
Expected dividends	1.53%	1.28%	4.84%
Expected term (in years)	4.6	4.4	4.4
Risk free rate	1.73%	1.62%	1.83%

Reported Share-based Compensation

Years Ended September 30,	2011	2010	2009
Pre-tax	$43.8	$41.9	$39.2
Tax benefit	(13.6)	(13.1)	(11.9)
After-tax	$30.2	$28.8	$27.3

Other Share-based Compensation Information

Years Ended September 30,	2011	2010	2009
Weighted average grant date fair value per share:
Options granted	$5.33	$7.34	$3.71
Restricted shares granted	$14.25	$18.20	$10.71

Total intrinsic value of options exercised	$5.6	$4.5	$1.9
Total fair value of restricted shares vested	14.9	14.3	5.7
Tax benefit realized for tax return deductions	7.1	8.1	2.7

Unrecognized costs related to share-based awards outstanding at September 30, 2011 totaled $69.4 million and are expected to be recognized over a weighted average period of 1.8 years.

At September 30, 2011, 29.7 million shares were available for grant under the SIP. Each restricted share or unit counted as two shares against this allowance beginning January 11, 2011.

Approximately 0.5 million shares were issued in February 2011 under the ESPP. At September 30, 2011, 1.2 million shares were available for future grants and we expected to issue approximately 0.2 million shares in February 2012 under this plan.

Additionally, eligible UK employees may enroll in the International Game Technology Savings Related Share Option Scheme established in January 1999 (formerly the Barcrest Savings Related Share Option Scheme). Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date.  No shares were issued during 2011 under this plan and approximately 388,000 shares were available for grant at September 30, 2011. Based on enrollment through September 30, 2011, we expect to issue approximately 160,000 shares under this plan over the next six months and approximately 24,000 over the next four years.

17.	EARNINGS PER SHARE

Years Ended September 30,	2011	2010	2009
Income from continuing operations available to common shares (1)	$292.3	$219.6	$148.7
Basic weighted average shares outstanding	298.2	296.3	293.8
Dilutive effect of non-participating share-based awards	1.6	1.5	0.2
Diluted weighted average common shares outstanding	299.8	297.8	294.0

Basic earnings per share from continuing operations	$0.98	$0.73	$0.50
Diluted earnings per share from continuing operations	$0.97	$0.73	$0.50

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	14.7	12.3	15.9
Debentures	-	-	11.4
Notes	42.6	42.6	-
Note hedges	(42.6)	(42.6)	-
Warrants	42.6	42.6	-

(1) Income from continuing operations available to participating securities was not significant

Our Notes and warrants were excluded from diluted shares outstanding for 2011 and 2010, because the conversion price and exercise price exceeded the average market price of our common stock. The convertible notes will result in additional EPS dilution when our stock price exceeds the note conversion price of $19.97 per share and further dilution when the stock price exceeds the warrant strike price of $30.14 per share. The treasury stock method used to calculate diluted weighted average shares outstanding excludes potential reduction in shares related to the purchased note hedges because they are anti-dilutive. See Note 12.

18.	BUSINESS SEGMENTS

We view our business in the following two operating segments:

•	North America includes our operations associated with customers located in the US and Canada

•	International includes our operations associated with customers located in all other jurisdictions

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Restructuring charges are reflected within the segment where actions occurred (see Note 19).

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

Geographical Information

Years Ended September 30,	2011	2010	2009
US	$1,382.3	$1,324.8	$1,530.6
Non-US	574.7	592.4	488.2
Total revenues	$1,957.0	$1,917.2	$2,018.8

Business Segment Information

Years Ended September 30,	2011	2010	2009

NORTH AMERICA
Revenues	$1,480.3	$1,428.4	$1,629.4
Gaming operations	914.1	933.0	1,012.0
Product sales	566.2	495.4	617.4
Gross profit	858.3	800.9	892.4
Gaming operations	542.8	541.1	578.3
Product sales	315.5	259.8	314.1
Operating income	476.2	345.9	331.0

Depreciation and amortization	183.7	201.3	228.2
Long-lived assets	561.1	597.7	650.6
Additions to long-lived assets	164.3	180.3	232.8
Total assets	2,222.3	2,364.8	2,650.6

INTERNATIONAL
Revenues	$476.7	$488.8	$389.4
Gaming operations	159.0	141.2	131.6
Product sales	317.7	347.6	257.8
Gross profit	280.1	286.4	221.2
Gaming operations	108.4	101.6	82.7
Product sales	171.7	184.8	138.5
Operating income	138.9	170.2	106.8

Depreciation and amortization	32.9	21.0	32.3
Long-lived assets	101.5	103.3	71.0
Additions to long-lived assets	40.1	60.4	34.2
Total assets	807.8	766.1	834.3

CORPORATE (unallocated)
Operating expenses	$(110.2)	$(91.3)	$(105.4)

Depreciation and amortization	9.6	14.5	16.3
Long-lived assets	59.9	87.8	96.4
Additions to long-lived assets	0.7	0.9	2.2
Total assets	1,124.3	876.1	843.2

CONSOLIDATED
Revenues	$1,957.0	$1,917.2	$2,018.8
Gaming operations	1,073.1	1,074.2	1,143.6
Product sales	883.9	843.0	875.2
Gross profit	1,138.4	1,087.3	1,113.6
Gaming operations	651.2	642.7	661.0
Product sales	487.2	444.6	452.6
Operating income	504.9	424.8	332.4

Depreciation and amortization	226.2	236.8	276.8
Long-lived assets	722.5	788.8	818.0
Additions to long-lived assets	205.1	241.6	269.2
Total assets	4,154.4	4,007.0	4,328.1

19.             IMPAIRMENT AND RESTRUCTURING

Impairment

Years Ended September 30,	2011	2010	2009
Impairment - Alabama	$3.6	$61.3	$-
Impairment - Other	12.2	-	-
Impairment - DigiDeal	-	2.4	-
Loss on other assets - Walker Digital (see Note 2)	-	-	78.0
Impairment and loss on other assets	$15.8	$63.7	$78.0

Alabama

The legality of electronic charitable bingo in Alabama was challenged during 2010 and IGT machines ceased to be operated at the VictoryLand, Country Crossing and Greenetrack facilities. During 2010, we recognized $61.3 million of impairment related to our investments in Alabama, including note allowances of $51.9 million, accounts receivable allowances of $2.8 million, and gaming operations equipment impairment of $6.6 million. The fair values were determined using DCF models, risk-based market discount rates, and associated property collateral.

In our 2011 fourth quarter we recognized an additional impairment of $3.6 million due to the decline in appraised value of the associated property collateral. The net carrying amount of our investment in Alabama charitable bingo properties totaled $29.3 million at September 30, 2011 and primarily related to development financing. Interest income related to these assets is recorded on a cash basis subsequent to the first quarter of 2010 as collectability was not reasonably assured.

Other Impairments

In our 2011 fourth quarter, we met the criteria for and recorded impairment of $4.3 million related to certain underperforming fixed assets and $7.9 million related to corporate assets held for sale.

Digideal

In September 2010, we divested our ownership interest in DigiDeal and ceased manufacturing and distribution of DigiDeal products. As a result, we recognized $2.4 million of impairment related primarily to the remaining DigiDeal products held by IGT operations outside of the Digideal entity that was discontinued. These assets did not meet the criteria for presentation as a part of the DigiDeal discontinued operation (See Note 21).

Restructuring

In response to reduced demand, during 2009 we began to restructure our organization to maximize efficiency and align expenses with the current and long-term business outlook. During 2009, we reduced our global workforce by approximately 16% from September 30, 2008 levels through a combination of voluntary and involuntary separation arrangements.

In 2010, our operations in Japan were closed and our controlling interest in DigiDeal was divested, both of which were reclassified to discontinued operations for all periods presented. We also closed and consolidated certain North America facilities during 2010. The remaining accrued liability is related to a pending dispute in Japan and reflected in the liabilities of discontinued operations (see Note 21).

Restructuring Charges and Liability As Of And For The Years Ended September 30, 2011

	Severence and Benefits	Lease Termination	Other Fees	TOTAL CASH CHARGES	Abandoned Assets	Share-based Compensation (Forfeitures)	TOTAL NONCASH CHARGES	TOTAL ALL CHARGES
Fiscal 2010
North America	$2.2	$1.0	$0.5	$3.7	$-	$0.3	$0.3	$4.0
International	0.4	-	-	0.4	-	0.2	0.2	0.6
Corporate	0.1	-	-	0.1	-	-	-	0.1
Continuing operations	2.7	1.0	0.5	4.2	-	0.5	0.5	4.7
Discontinued operations	3.2	1.5	5.0	9.7	9.6	-	9.6	19.3
Consolidated	5.9	2.5	5.5	13.9	9.6	0.5	10.1	24.0

Fiscal 2009
North America	$28.0	$-	$-	$28.0	$-	$(2.6)	$(2.6)	$25.4
International	2.0	-	0.8	2.8	-	(0.1)	(0.1)	2.7
Corporate	3.4	-	0.3	3.7	-	(0.7)	(0.7)	3.0
Continuing operations	33.4	-	1.1	34.5	-	(3.4)	(3.4)	31.1
Discontinued operations	1.6	2.2	0.1	3.9	-	-	-	3.9
Consolidated	35.0	2.2	1.2	38.4	-	(3.4)	(3.4)	35.0

Life-to-date
North America	$30.2	$1.0	$0.5	$31.7	$-	$(2.3)	$(2.3)	$29.4
International	2.4	-	0.8	3.2	-	0.1	0.1	3.3
Corporate	3.5	-	0.3	3.8	-	(0.7)	(0.7)	3.1
Continuing operations	36.1	1.0	1.6	38.7	-	(2.9)	(2.9)	35.8
Discontinued operations	4.8	3.7	5.1	13.6	9.6	-	9.6	23.2
Consolidated	$40.9	$4.7	$6.7	52.3	$9.6	$(2.9)	$6.7	$59.0

Cash payments
2011				0.5
2010				12.8
2009				33.3
				46.6
Remaining accrued liability				$5.7

20.	BUSINESS ACQUISITIONS

Pro forma information is not provided, as these acquisitions were not material to our consolidated financial statements.

2011

Entraction Holding AB

In June 2011, IGT acquired 97.6% of the outstanding shares of Entraction, a supplier of online gaming products and services, for total cash consideration of approximately $108.2 million. IGT has initiated proceedings to acquire the remaining 2.4% shares of Entraction and expects to complete this process in the first half of 2012. Merger and acquisition costs of $4.3 million were included in SG&A for 2011. After closing, Entraction was integrated into our International segment and results of operations are being recorded on a one-month lag.

Established in 2000 and based in Stockholm, Sweden, Entraction operates one of the world’s largest, legal online poker networks. This acquisition is expected to advance our position in legalized interactive gaming markets and strengthen our product portfolio to include all major online gaming specialties—poker, bingo, casino, and sports betting.

The purchase consideration was allocated to:

•	tangible assets of $25.8 million, including cash of $2.7 million

•	identifiable intangible assets of $17.7 million

•	goodwill of $90.1 million related to non-separable intangibles and not deductible for tax purposes

•	liabilities of $22.7 million

•	noncontrolling interest of $2.7 million

2009

In January 2009, we acquired certain operating assets of PGIC for purchase consideration of $23.6 million, comprised of $17.3 million cash and $6.3 million of fair value from our note investment with accrued interest (See Note 2). This purchase provided additional market opportunities using the PGIC technology to augment our systems products. The purchase price was allocated to identifiable intangible assets of $15.3 million, and tangible net assets of $7.5 million, including cash of $1.8 million and in-process R&D immediately charged to expense of $0.8 million.

In June 2008, we completed the acquisition of Million-2-1, a mobile gaming company based in Manchester, UK for $10.3 million. This business combination provided additional access to new IP, markets, and distribution channels for IGT game content. At September 30, 2010, certain financial targets had been met and we paid $0.4 million in contingent earn-out consideration during 2011.

21.	DISCONTINUED OPERATIONS

UK Barcrest Group

In September 2011, related to changes in our core business strategy, we sold our UK Barcrest Group to Scientific Games Corporation for net cash consideration of approximately $47 million, subject to a working capital adjustment. The agreement also includes contingent consideration of approximately $8.1 million related to existing customer arrangements and requires IGT to indemnify Scientific Games in specified circumstances.

The Barcrest Group results of operations were classified in discontinued operations for all periods presented and we recorded a loss on the sale of $22.6 million ($12.6 million after-tax).  We may record additional gain or loss as contingencies are resolved over the next four years.

Japan and DigiDeal

Discontinued operations also included the closure of our international operations in Japan and the divestiture of our equity interest in DigiDeal during 2010.  Assets and liabilities of discontinued operations at September 30, 2010 related only to Japan. During 2011, income from discontinued operations included $1.4 million of gain realized on the sale of a Japan industry group investment. The resolution of an outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

Years Ended September 30,	2011	2010	2009
Revenues	$60.0	$79.7	$95.2

Income (loss) before tax	$6.1	$(27.4)	$(10.2)
Income tax benefit (provision)	(2.2)	(3.4)	(11.7)
Income (loss) from discontinued operations, net of tax	3.9	(30.8)	(21.9)

Loss on divestiture before tax	(22.6)	(2.8)	-
Income tax benefit	10.0	-	-
Loss on divestiture, net of tax	(12.6)	(2.8)	-

Loss from discontinued operations, net of tax	$(8.7)	$(33.6)	$(21.9)

Summary of Assets and Liabilities of Discontinued Operations

September 30,	2011	2010
Current assets	$-	$0.2
Non-current assets	-	0.1
Total assets of discontinued operations	$-	$0.3

Total current liabilities of discontinued operations	$5.7	$5.5

22.	QUARTERLY FINANCIAL DATA (Unaudited)

Operations discontinued during 2011 related to the sale of UK Barcrest and the 2010 closure of Japan and divestiture of our controlling interest in Digideal have been reclassified to discontinued operations for all periods presented (See Note 21).

September 30,	First	Second	Third	Fourth
(In millions, except per share amounts)
2011
Total revenues	$451.2	$477.0	$489.0	$539.8
Gross profit	269.4	282.6	288.6	297.8
Operating income	120.2	128.1	140.8	115.8
Income from continuing operations	72.8	67.7	91.8	60.0
Net income	73.7	69.6	86.9	53.4
Diluted EPS	0.25	0.23	0.29	0.18
2010
Total revenues	$498.8	$469.3	$474.9	$474.2
Gross profit	287.9	264.3	268.0	267.1
Operating income	142.2	64.2	120.1	98.3
Income from continuing operations	74.4	25.8	96.3	23.1
Net income	73.3	0.7	92.1	19.9
Diluted EPS	0.25	-	0.31	0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The effectiveness of the company's internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this report.

Entraction was excluded from our assessment of internal control over financial reporting at September 30, 2011, because it was acquired in June 2011. Entraction represents 3% of consolidated assets and was not significant to consolidated revenues as of and for the year ended September 30, 2011.

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

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements are included under Part II, Item 8.

(a)(2)	Consolidated Financial Statement Schedules are either not required or included under Part II, Item 8.

Parent Company Financial Statements - Financial Statements of the Registrant only are omitted under Rule 3-05 as modified by ASR 302.

(a)(3)	Exhibits:

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

3.2	Fifth Restated Code of Bylaws of International Game Technology, dated November 14, 2011 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on November 18, 2011)

4.1
Indenture, dated May 11, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 3.25% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed May 11, 2009)

4.2	Form of 3.25% Convertible Note due 2014 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed May 11, 2009)

4.3
Indenture, dated June 15, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to senior debt securities (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.4
First Supplemental Indenture, dated June 15, 2009, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.5	Form of 7.5% Notes due 2019 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed June 15, 2009)

4.6
Second Supplemental Indenture, dated June 8, 2010, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 5.500% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed June 8, 2010)

4.7	Form of 5.500% Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed June 8, 2010)

10.1*	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-K for the year ended October 2, 2010)

10.2*	International Game Technology Savings Related Share Option Scheme, adopted on March 3, 2009

10.3*	IGT Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Report on Form 10K/A for the year ended September 30, 2000)

10.4*
Amendment to IGT Deferred Compensation Plan (Applicable to Post-2004 Deferrals) dated December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008)

10.5*	International Game Technology 2002 Stock Incentive Plan, as amended September 30, 2011

10.6*	Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.7*	Amendment 2006-I to IGT Profit Sharing Plan effective as of January 1, 2006 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2007)

10.8*
IGT 2002 Stock Incentive Plan Agreement Forms:  Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.9*
IGT 2002 Stock Incentive Plan Agreement Forms: Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended September 30, 2008)

10.10*	IGT 2002 Stock Incentive Plan Agreement Forms: Director Restricted Stock Unit Award Agreement

10.11*	IGT 2002 Stock Incentive Plan - Form: Director Deferral Election Form – Annual RSU Award

10.12*	IGT 2002 Stock Incentive Plan – Form: Director Election to Receive Equity Award in Lieu of Fees

10.13*
International Game Technology Employee Stock Purchase Plan, amended and restated effective as of January 11, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed March 4, 2011)

10.14*	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.15*	IGT Directors’ Compensation Policy and Share Ownership Guidelines, effective October 2, 2011

10.16*	IGT Executive Share Ownership Guidelines, effective October 2, 2011

10.17*
Amended and Restated Employment Agreement, dated December 1, 2009, between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2009)

10.18*	Employment Agreement, dated March 20, 2009, between International Game Technology and Patti S. Hart (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 25, 2009)

10.19*
Executive Transition Agreement, dated to be effective October 23, 2009, between International Game Technology and Patrick W. Cavanaugh (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 23, 2009)

10.20
Purchase agreement dated as of May 5, 2009, between IGT and Goldman, Sachs & Co., as representative for the initial purchasers of the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed May 11, 2009)

10.21
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.22
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co., Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.23
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.24
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.25
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.26
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.27
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.28
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co. Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.29
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.30
Issuer Warrant Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.31
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.32
Issuer Warrant Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.33
Credit Agreement dated as of April 14, 2011, with Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, The Royal Bank of Scotland plc, Union Bank, N.A., and Mizuho Corporate Bank, Ltd, as Co-Documentation Agents, and Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 15, 2011)

10.34*	IGT 2002 Stock Incentive Plan Form: Notice of Credit of Director Restricted Stock Units (with attached Terms and Conditions)

10.35*	Executive Transition Agreement, dated August 1, 2011, between International Game Technology and Eric A. Berg

10.36*	Executive Transition Agreement, dated October 23, 2009, as amended effective June 30, 2011, between International Game Technology and Eric P Tom

10.37*	Executive Transition Agreement, dated October 23, 2009, between International Game Technology and Robert C. Melendres

10.38*	Executive Transition Agreement, dated October 23, 2009, between International Game Technology and Christopher J. Satchell

21	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (see next page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99	Government Gaming Regulation

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 29, 2011

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

Signature	Title	Date

/s/ Patti S. Hart	Chief Executive Officer	November 29, 2011
Patti S. Hart	(Principal Executive Officer)

/s/ Patrick W. Cavanaugh	Chief Financial Officer,	November 29, 2011
Patrick W. Cavanaugh	Executive Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Philip G. Satre	Chairman of the Board of Directors	November 29, 2011
Philip G. Satre

/s/ Paget L. Alves	Director	November 29, 2011
Paget L. Alves

/s/ Janice Chaffin	Director	November 29, 2011
Janice Chaffin

/s/ Greg Creed	Director	November 29, 2011
Greg Creed

/s/ Robert Miller	Director	November 29, 2011
Robert Miller

/s/ David E. Roberson	Director	November 29, 2011
David E. Roberson

/s/ Vincent L. Sadusky	Director	November 29, 2011
Vincent L. Sadusky