Form 10-Q
period 2011-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2012-02-08
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 3, 2012:
297.5 million shares of common stock at $.00015625 par value.

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates--actual:	Fiscal dates--as presented:
December 31, 2011	December 31, 2011
January 1, 2011	December 31, 2010
October 1, 2011	September 30, 2011

Abbreviation/term	Definition
Anchor	Anchor Gaming
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DDI	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
Entraction	Entraction Holding AB
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
ERP	enterprise resource planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IFRS	International Financial Reporting Standards
IP	intellectual property
IRS	Internal Revenue Service
IT	Information technology
LatAm	Mexico and South/Central America
LIBOR	London inter-bank offered rate
MDA	management’s discussion and analysis of financial condition and results of operations
MLD®	Multi-layer-display
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Interim Financial Statements
CONSOLIDATED INCOME STATEMENTS		5
CONSOLIDATED BALANCE SHEETS		6
CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	13

6.	PROPERTY, PLANT AND EQUIPMENT	13

7.	GOODWILL AND OTHER INTANGIBLES	13

8.	FAIR VALUE MEASUREMENTS	14

9.	FINANCIAL DERIVATIVES	15

10.	CREDIT FACILITIES AND INDEBTEDNESS	16

11.	CONTINGENCIES	17

12.	INCOME TAXES	22

13.	EMPLOYEE BENEFIT PLANS	23

14.	EARNINGS PER SHARE	24

15.	OTHER COMPREHENSIVE INCOME	24

16.	BUSINESS SEGMENTS	24

17.	DISCONTINUED OPERATIONS	25

18.	SUBSEQUENT EVENTS	26

CONSOLIDATED INCOME STATEMENTS

	Quarter Ended
	December 31,
	2011	2010
(in millions, except per share amounts)
Revenues
Gaming operations	$264.6	$252.9
Product sales	180.9	198.3
Total revenues	445.5	451.2
Costs and operating expenses
Cost of gaming operations	104.2	94.1
Cost of product sales	89.4	87.7
Selling, general and administrative	89.7	82.2
Research and development	46.9	48.9
Depreciation and amortization	15.4	18.1
Total costs and operating expenses	345.6	331.0
Operating income	99.9	120.2
Other income (expense)
Interest income	12.0	13.4
Interest expense	(30.0)	(35.4)
Other	(2.8)	4.3
Total other income (expense)	(20.8)	(17.7)
Income from continuing operations before tax	79.1	102.5
Income tax provision	28.8	29.7
Income from continuing operations	50.3	72.8
Income (loss) from discontinued operations, net of tax	(1.0)	0.9
Net income	$49.3	$73.7

Basic earnings (loss) per share
Continuing operations	$0.17	$0.25
Discontinued operations	-	-
Net income	$0.17	$0.25

Diluted earnings (loss) per share
Continuing operations	$0.17	$0.25
Discontinued operations	(0.01)	-
Net income	$0.16	$0.25

Cash dividends declared per share	$0.06	$0.06

Weighted average shares outstanding
Basic	297.3	297.6
Diluted	299.0	298.8

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$484.7	$460.0
Restricted cash and investment securities	101.4	89.6
Restricted cash and investment securities of VIEs	1.2	2.4
Jackpot annuity investments	48.2	48.7
Jackpot annuity investments of VIEs	14.1	14.5
Accounts receivable, net	285.9	320.1
Current maturities of contracts and notes receivable, net	173.4	167.1
Inventories	96.1	73.0
Deferred income taxes	68.7	97.1
Other assets and deferred costs	133.9	137.4
Total current assets	1,407.6	1,409.9
Property, plant and equipment, net	553.7	552.1
Jackpot annuity investments	272.6	271.8
Jackpot annuity investments of VIEs	51.4	52.8
Contracts and notes receivable, net	119.3	126.4
Goodwill	1,231.2	1,231.4
Other intangible assets, net	158.8	170.4
Deferred income taxes	101.0	84.6
Other assets and deferred costs	257.9	255.0
Total Assets	$4,153.5	$4,154.4
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$100.2	$103.0
Jackpot liabilities, current portion	147.8	143.0
Accrued employee benefits	9.7	38.9
Accrued income taxes	2.1	3.2
Dividends payable	17.9	17.8
Other accrued liabilities	204.3	228.8
Total current liabilities	482.0	534.7
Long-term debt	1,657.1	1,646.3
Jackpot liabilities	359.9	365.4
Other liabilities	165.9	163.2
Total Liabilities	2,664.9	2,709.6
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 342.9 and 341.9 issued; 298.0 and 297.4 outstanding	0.1	0.1
Additional paid-in capital	1,555.7	1,542.5
Treasury stock at cost: 44.9 and 44.4 shares	(861.9)	(855.2)
Retained earnings	795.2	763.8
Accumulated other comprehensive income	(2.9)	(8.8)
Total IGT Shareholders' Equity	1,486.2	1,442.4
Noncontrolling Interests	2.4	2.4
Total Equity	1,488.6	1,444.8
Total Liabilities and Shareholders' Equity	$4,153.5	$4,154.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,	2011	2010
(in millions)
Operating
Net income	$49.3	$73.7
Adjustments:
Depreciation and amortization	54.6	55.1
Discounts and deferred issuance costs	10.0	11.0
Share-based compensation	8.2	11.7
Net loss on disposal and impairment	1.5	-
Excess tax benefits from employee stock plans	(1.8)	(1.7)
Other non-cash items	3.5	(5.5)
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	30.2	18.6
Inventories	(22.3)	(13.9)
Accounts payable and accrued liabilities	(57.0)	(54.8)
Jackpot liabilities	(5.9)	(22.9)
Income taxes, net of employee stock plans	(7.0)	23.7
Other assets and deferred costs	1.5	7.4
Net operating cash flows	64.8	102.4
Investing
Capital expenditures	(49.2)	(42.3)
Proceeds from assets sold	17.0	2.2
Jackpot annuity investments, net	6.8	10.3
Changes in restricted cash	(10.7)	5.5
Loans receivable cash advanced	-	(0.5)
Loans receivable payments received	7.4	7.4
Proceeds from unconsolidated affiliates	-	16.5
Net investing cash flows	(28.7)	(0.9)
Financing
Debt proceeds	-	50.0
Debt repayments	-	(130.0)
Employee stock plan proceeds	6.9	3.8
Excess tax benefits from employee stock plans	1.8	1.7
Share repurchases	(4.4)	-
Dividends paid	(17.8)	(17.9)
Net financing cash flows	(13.5)	(92.4)
Foreign exchange rates effect on cash and equivalents	2.1	1.2
Net change in cash and equivalents	24.7	10.3
Beginning cash and equivalents	460.0	158.4
Ending cash and equivalents	$484.7	$168.7

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Three Months Ended December 31,	2011	2010
(in millions)
Jackpot funding
Change in jackpot liabilities	$(5.9)	$(22.9)
Jackpot annuity purchases	(5.4)	(2.4)
Jackpot annuity proceeds	12.2	12.7
Net change in jackpot annuity investments	6.8	10.3
Net jackpot funding	$0.9	$(12.6)
Capital expenditures
Property, plant and equipment	$(9.8)	$(1.4)
Gaming operations equipment	(39.0)	(40.6)
Intellectual property	(0.4)	(0.3)
Total	$(49.2)	$(42.3)
Payments
Interest	$28.6	$35.1
Income taxes	31.8	4.3
Non-cash investing and financing items:
Accrued capital asset additions	$0.4	$2.3
Interest accretion for jackpot annuity investments	5.2	5.7

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

Period End
	Actual	Presented as
Current quarter	December 31, 2011	December 31, 2011
Prior year quarter	January 1, 2011	December 31, 2010
Prior year end	October 1, 2011	September 30, 2011

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended December 31, 2011 were prepared without audit on a basis consistent with the comparative quarter ended December 31, 2010, and as appropriate, with the audited financial statements for the year ended September 30, 2011. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements.

Our consolidated interim financial statements include all adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2011.

Unless otherwise indicated in this report:

·	references to years relate to our fiscal years ending September 30
·	dollar amounts in tables are presented in millions, except EPS and par value
·	current refers to the quarter ended December 31, 2011
·
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

Additionally, restricted cash and investments included online player deposits of $12.8 million at December 31, 2011 and $14.5 million at September 30, 2011. Escrow funds of $14.6 million designated for the acquisition of noncurrent assets were also included at December 31, 2011.

Recently Adopted Accounting Standards or Updates

Fair Value Measurements

At the beginning of 2012, we adopted accounting standards issued in January 2010 that require separate disclosure of purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. The adoption of this ASU did not have a material impact on our financial statements.

Accruals for Casino Jackpot Liabilities

At the beginning of 2012, we adopted accounting standards issued in April 2010, clarifying that jackpot liabilities should not be accrued before they are won if the payout can be avoided. This ASU did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Qualitative Goodwill Impairment Assessment

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is greater than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. The ASU will be effective for our 2013 first quarter and we are currently evaluating whether we will adopt early, as permitted. This ASU is not expected to have a material impact on our financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an ASU to require other comprehensive income, including income reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. In December 2011, the requirement to disclose the income reclassification adjustments by component was deferred indefinitely. This ASU will be effective for our 2013 first quarter and is not expected to have a material impact on our financial statements.

Fair Value Measurements

In May 2011, the FASB issued an ASU to amend fair value measurement to achieve convergence between US GAAP and IFRS. Effective for our 2012 second quarter, this ASU changed some fair value measurement principles and disclosure requirements, but is not expected to have a material impact on our financial statements.

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position. This ASU will be effective for our 2014 first quarter, but is not expected to have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $66.7 million at December 31, 2011 and $69.7 million at September 30, 2011.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

During the 2011 first quarter, we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million.

The fair value of our CLS convertible note, including the default put, totaled $9.3 million at December 31, 2011 and September 30, 2011. The adjusted cost basis of the note, including the conversion option derivative that did not require bifurcation, totaled $9.0 million at December 31, 2011 and $8.9 million at September 30, 2011. The fair value of the default put, accounted for as a current free standing derivative, was $0.3 million at December 31, 2011 and $0.4 million at September 30, 2011.

See Note 8 and 9 for additional information about related fair value assumptions and derivatives.

3.                     RECEIVABLES

Accounts Receivable

Allowances for Credit Losses	December 31, 2011	September 30, 2011
Total	$17.4	$17.6

Customer Financing (Contracts and Notes)

	December 31, 2011	September 30, 2011
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$104.5	$104.2
Collectively evaluated for impairment	258.3	260.7
Total	$362.8	$364.9

Allowances for Credit Losses
Individually evaluated for impairment	$57.8	$58.6
Collectively evaluated for impairment	12.3	12.8
Total	$70.1	$71.4

Reconciliation of Allowances for Credit Losses
For The Three Months Ended December 31,	2011	2010
Beginning balance	$71.4	$78.4
Charge-offs	-	(0.5)
Recoveries	-	0.1
Provisions	(1.3)	(0.3)
Ending balance	$70.1	$77.7
Current	$43.2	$40.2
Non-current	$26.9	$37.5

	December 31, 2011			September 30, 2011
Age Analysis of Recorded Investment	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$4.1	$1.8	$5.9	$5.3	$2.0	$7.3
30-59 days	2.2	1.8	4.0	2.0	1.8	3.8
60-89 days	0.9	1.8	2.7	1.2	1.8	3.0
Over 90 days	8.2	36.3	44.5	6.3	31.0	37.3
Total past due	$15.4	$41.7	$57.1	$14.8	$36.6	$51.4
Total current	195.8	109.9	305.7	188.1	125.4	313.5
Grand total	$211.2	$151.6	$362.8	$202.9	$162.0	$364.9

Over 90 days and accruing interest	$3.0	$0.1	$3.1	$2.6	$0.1	$2.7
Nonaccrual status (not accruing interest)	27.8	84.0	111.8	24.2	84.0	108.2

	December 31, 2011			September 30, 2011
Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade	Contracts	Notes	Total	Contracts	Notes	Total
Low	$47.4	$-	$47.4	$43.9	$-	$43.9
Medium	27.3	0.3	27.6	25.8	0.3	26.1
High*	136.5	151.3	287.8	133.2	161.7	294.9
Total recorded investment	$211.2	$151.6	$362.8	$202.9	$162.0	$364.9
* includes $84.0 of impaired Alabama notes receivable

Impaired loans	December 31, 2011			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$3.0	$84.0	$87.0	$5.2	$84.0	$89.2
Unpaid principal face	2.9	85.2	88.1	5.1	85.2	90.3
Related allowance	1.9	55.8	57.7	2.8	55.8	58.6
Average recorded investment	4.1	87.7	91.8	8.8	87.6	96.4

Interest income recognized on impaired loans	December 31, 2011			December 31, 2010
	Contracts	Notes	Total	Contracts	Notes	Total
Quarter-to-date:
Total	$-	$-	$-	$0.3	$0.3	$0.6
Cash-basis	-	-	-	-	0.3	0.3

4.                     CONCENTRATIONS OF CREDIT RISK

Receivables By Legal Gaming Region At December 31, 2011
Nevada	8%
Alabama	5
Oklahoma	5
Canada	4
Other (less than 4% individually)	26
North America	48%

Argentina	26%
Europe	7
Australia	5
Other (less than 4% individually)	14
International	52%

5.                     INVENTORIES

	December 31,	September 30,
	2011	2011
Raw materials	$53.0	$44.1
Work-in-process	2.2	2.4
Finished goods	40.9	26.5
Total	$96.1	$73.0

6.                     PROPERTY, PLANT AND EQUIPMENT

	December 31,	September 30,
	2011	2011
Land	$62.7	$62.6
Buildings	233.9	232.8
Leasehold improvements	17.6	17.3
Machinery, furniture and equipment	257.7	248.6
Gaming operations equipment	818.9	812.9
Total	1,390.8	1,374.2
Less accumulated depreciation	(837.1)	(822.1)
Property, plant and equipment, net	$553.7	$552.1

7.                     GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment	North
For the Three Months Ended December 31, 2011	America	International	Total
Beginning balance	$1,042.8	$188.6	$1,231.4
Foreign currency adjustments	-	(0.2)	(0.2)
Ending balance	$1,042.8	$188.4	$1,231.2

Other Intangibles

During the quarter ended December 31, 2011, $0.4 million of patent legal costs were capitalized with a weighted average life of 4.5 years.

	December 31, 2011			September 30, 2011
		Accumulated			Accumulated
Ending Balances	Cost	Amortization	Net	Cost	Amortization	Net
Patents	$383.2	$277.9	$105.3	$382.8	$270.5	$112.3
Developed technology	80.2	49.1	31.1	86.9	54.0	32.9
Contracts	23.4	19.3	4.1	25.5	19.5	6.0
Reacquired rights	13.4	2.4	11.0	13.4	2.1	11.3
Customer relationships	13.6	6.8	6.8	14.2	6.9	7.3
Trademarks	1.6	1.1	0.5	2.1	1.5	0.6
Total	$515.4	$356.6	$158.8	$524.9	$354.5	$170.4

	Quarters Ended
	December 31,		Future Annual Estimates
Aggregate Amortization	2011	2010	2012	2013	2014	2015	2016
	$10.6	$12.2	$43.0	$37.4	$32.5	$23.2	$15.2

8.                     FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair
	Value	Level 1	Level 2	Level 3
December 31, 2011
Money market funds	$79.2	$79.2	$-	$-
Investments in unconsolidated affiliates	9.3	-	-	9.3
Derivative assets	93.3	-	93.3	-
Derivative liabilities	(95.9)	-	(95.9)	-

September 30, 2011
Money market funds	$76.9	$76.9	$-	$-
Investments in unconsolidated affiliates	9.3	-	-	9.3
Derivative assets	90.8	-	90.8	-
Derivative liabilities	(93.2)	-	(93.2)	-

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

	Three Months Ended December 31,
	2011	2010
	Investments in Unconsolidated Affiliates	Investments in Unconsolidated Affiliates
Beginning balance	$9.3	$21.3
Gain (loss) included in:
Other income (expense) - other	(0.1)	(0.6)
Other comprehensive income	(0.2)	-
Interest accretion	0.3	0.6
Ending balance	$9.3	$21.3

Net change in unrealized gain (loss) included in earnings related to instruments still held	$(0.1)	$(0.6)

Valuation Techniques and Balance Sheet Presentation

Money market funds were primarily money market securities valued based on quoted market prices in active markets.

Investments in unconsolidated affiliates were valued using quoted market prices when available or DCF models incorporating market participant assumptions for credit quality and market interest rates and a Black-Scholes or integrated lattice model with assumptions for stock price volatility and default recovery rates. These investments were presented as a component of other assets, current at December 31, 2011 and noncurrent at December 31, 2010. See Note 2.

Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties, LIBOR credit default swap rates for non-performance risk, and net settlement amounts where appropriate. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 9.

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying	Fair	Unrealized
	Value	Value	Gain	Loss
December 31, 2011
Jackpot investments	$386.3	$456.0	$69.7	$-
Contracts & notes receivable	292.7	284.2	-	8.5
Jackpot liabilities	(507.7)	(525.8)	-	18.1
Debt	(1,561.3)	(1,917.7)	-	356.4

September 30, 2011
Jackpot investments	$387.8	$458.9	$71.1	$-
Contracts & notes receivable	293.5	294.6	1.1	-
Jackpot liabilities	(508.4)	(521.6)	-	13.2
Debt	(1,553.1)	(1,879.5)	-	326.4

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

9.                     FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $8.3 million at December 31, 2011and $13.9 million at September 30, 2011.

In May 2007, we executed five-year forward contracts designated as fair value hedges to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). In conjunction with the early redemption of this CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. The notional amount of these foreign currency contracts totaled $6.4 million and there was no ineffectiveness during the three months ended December 31, 2011 and 2010.

Interest Rate Management

In conjunction with our 7.5% Bonds issued in June 2009, we executed $250.0 million notional value of interest rate swaps that exchange 7.5% fixed interest payments for variable rate interest payments, at one-month LIBOR plus 342 bps, reset two business days before the 15th of each month. In April 2011, we additionally executed $250.0 million notional value interest rate swaps that exchange the remaining fixed interest payments on these Bonds for variable rate interest payments, based on six-month LIBOR plus 409 bps, reset in arrears two business days before June 15 and December 15 each year. All of these swaps terminate on June 15, 2019.

In conjunction with our 5.5% Bonds issued in June 2010, we executed $300.0 million notional value of interest rate swaps that terminate on June 15, 2020. These swaps effectively exchange 5.5% fixed interest payments for variable rate interest payments, based on the six-month LIBOR plus 186 bps, reset in arrears two business days before June 15 and December 15 each year. These swaps terminate on June 15, 2020.

All of our interest rate swaps are designated fair value hedges against changes in the fair value of a portion of their related bonds. Net amounts receivable or payable under our swaps settle semiannually on June 15 and December 15. Our assessments have determined that these interest rate swaps are highly effective.

Presentation of Derivative Amounts

	December 31,	September 30,
Balance Sheet Location and Fair Value	2011	2011
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$-	$0.4
Foreign currency contracts: Other accrued liabilities	0.1	-
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	93.3	90.4
Interest rate swaps: Long-term debt	95.8	93.2

	Quarters Ended
	December 31,
Income Statement Location and Gain (loss)	2011	2010
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.5	$0.7
Designated Hedges
Interest rate swap - ineffectiveness: Other income (expense)	0.3	0.5
Interest rate swap - effectiveness: Interest expense	5.9	4.6

10.                   CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

	December 31,	September 30,
	2011	2011
Credit facilities	$-	$-
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,650.0	1,650.0
Discounts:
3.25% Convertible Notes	(85.4)	(93.5)
7.5% Bonds	(2.2)	(2.3)
5.5% Bonds	(1.1)	(1.1)
Swap fair value adjustments:
7.5% Bonds	63.2	61.8
5.5% Bonds	32.6	31.4
Total outstanding debt, net	$1,657.1	$1,646.3

IGT was in compliance with all debt covenants and embedded features did not require bifurcation at December 31, 2011.

Domestic Credit Facility

At December 31, 2011, no amounts were outstanding under our domestic credit facility, $729.0 million was available, and $21.0 million was reserved for letters of credit and performance bonds.

Foreign Credit Facilities

At December 31, 2011, $10.2 million was available and no amounts were outstanding under our IGT-Australia subsidiary revolving credit facility, which generally renews annually with maturity in February and is guaranteed by the parent company, International Game Technology.

3.25% Convertible Notes

Quarters Ended December 31,	2011	2010
Contractual interest expense	$6.9	$6.9
Discount amortization	8.1	7.4
Remaining discount amortization period	2.4 years

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

Rice (formerly Piercey) v Atlantic Lotteries

On May 11, 2010, Atlantic Lottery Corporation commenced an action against International Game Technology, VLC, Inc. and IGT-Canada, wholly-owned subsidiaries of International Game Technology, and other manufacturers of video lottery machines in the Supreme Court of New Foundland and Labrador seeking indemnification for any damages that may be awarded against Atlantic Lottery Corporation in a class action suit also filed in the Supreme Court of New Foundland and Labrador. In December 2011, the plaintiff filed a motion seeking leave to substitute a new plaintiff in place of Rice and to make certain amendments to plaintiff’s statement of claim. In January 2012, Atlantic Lottery Corporation filed a motion to dismiss the action for abuse of process. These motions are scheduled to be heard on February 28, 2012. A motion for class certification was filed by the plaintiff, and arguments on the motion are expected to be scheduled for hearing in April 2012.

Shareholder Actions

Securities Class Action

On July 30, 2009, International Brotherhood of Electrical Workers Local 697 filed a putative securities fraud class action in the US District Court for the District of Nevada, alleging causes of action under Sections 10(b) and 20(a) of the Exchange Act against IGT and certain of its current and former officers and directors. The complaint alleges that between November 1, 2007 and October 30, 2008, the defendants inflated IGT's stock price through a series of materially false and misleading statements or omissions regarding IGT's business, operations, and prospects. In April 2010, plaintiffs filed an amended complaint. In March 2011, defendants’ motion to dismiss that complaint was granted in part and denied in part. The Court found that the allegations concerning statements about the seasonality of game play levels and announcements of projects with Harrah’s and City Center were sufficient to state a claim. Plaintiffs did not state a claim based on the remaining statements about earnings, operating expense, or forward-looking statements about play levels and server-based technology.

The parties have reached an agreement to settle this action.  On February 1, 2012, at the direction of the Court, the plaintiffs filed a Notice of Pending Settlement.  The parties are in the process of documenting a settlement agreement which requires judicial approval in order for the settlement to take effect.

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints asserted claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints sought an unspecified amount of damages and alleged similar facts as the securities class action lawsuit.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant. On July 25, 2011, the Court granted the Company’s motion to dismiss with prejudice. Plaintiff then appealed to the US Court of Appeals for the Ninth Circuit.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2011 totaled $25.0 million.

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

On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and plaintiffs were awarded damages in an amount equal to approximately $2.2 million. On March 9, 2011, IGT filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial or for Remittitur. On May 24, 2011, the Court denied these motions, and on May 27, 2011, the Court entered an amended judgment for prejudgment interest of approximately $1.3 million, attorneys’ fees of approximately $1.0 million, and court costs of approximately $132,000. IGT filed a notice of appeal to the US Court of Appeals for the Ninth Circuit on June 21, 2011, which is pending. On July 1, 2011 plaintiffs filed a notice of cross appeal.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $12.1 million at December 31, 2011. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.9 million at December 31, 2011.

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

Three Months Ended December 31,	2011	2010
Beginning balance	$6.2	$9.3
Reduction for payments made	(1.6)	(1.4)
Accrual for new warranties issued	2.5	2.4
Adjustments for pre-existing warranties	(2.0)	(0.5)
Ending balance	$5.1	$9.8

12.                   INCOME TAXES

Our provision for income taxes is based on estimated effective annual income tax rates, as well as the impact of discrete items, if any, occurring during the period. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Our effective tax rate for the three months ended December 31, 2011 increased to 36.4% from 29% for the same prior year period. The prior year effective tax rate was positively impacted by an increase in the manufacturing deduction and the retroactive reinstatement of the R&D tax credit. The current year effective tax rate was negatively impacted by losses in foreign jurisdictions for which there is no associated tax benefit.

At December 31, 2011, our gross UTBs totaled $121.5 million, excluding related accrued interest and penalties of $21.8 million. At December 31, 2011, $78.2 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the three months ended December 31, 2011, our UTBs increased $5.1 million and related interest and penalties increased $1.7 million.

We are currently under audit by the IRS for amended returns filed for 1999, 2006 and 2007, as well as our originally filed returns for 2008 and 2009. We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.                   EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Three Months Ended December 31, 2011

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	15,245	$18.85
Granted	294	16.21
Exercised	(543)	11.93
Forfeited	(110)	16.87
Expired	(817)	27.77
Outstanding at end of period	14,069	$18.56	6.6	$21.5

Vested and expected to vest	13,696	$18.63	6.5	$20.9

Exercisable at end of period	8,152	$20.55	5.2	$10.2

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	3,388	$15.26
Granted	2,544	15.16
Vested	(599)	17.92
Forfeited	(48)	15.54
Outstanding at end of period	5,285	$14.92	2.0	$90.9

Expected to vest	4,870	$14.92	2.0	$83.8

Other Information
Shares available for future grant	25.4	million
Unrecognized costs for outstanding awards	$100.2	million
Weighted average future recognition period	2.0	years

14.                   EARNINGS PER SHARE

	Quarter Ended
	December 31,
	2011	2010
Income from continuing operations available to common shares	$50.3	$72.8
Basic weighted average shares outstanding	297.3	297.6
Dilutive effect of non-participating share-based awards	1.7	1.2
Diluted weighted average common shares outstanding	299.0	298.8

Basic earnings per share from continuing operations	$0.17	$0.25
Diluted earnings per share from continuing operations	$0.17	$0.25

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	12.6	16.4
Notes	42.6	42.6
Note hedges	(42.6)	(42.6)
Warrants	42.6	42.6

15.                   OTHER COMPREHENSIVE INCOME

	Quarters Ended
	December 31,
	2011	2010
Net income	$49.3	$73.7
Currency translation adjustments	6.1	0.2
Investment unrealized gains (losses)	(0.2)	(0.5)
Comprehensive income	$55.2	$73.4

16.                   BUSINESS SEGMENTS

We view our business in the following two operating segments:

· North America includes our operations associated with customers located in the US and Canada
· International includes our operations associated with customers located in all other jurisdictions

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

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs from one segment may benefit other segments. Realignment of our business development and administrative functions, as well as discontinued operations result in ongoing changes to segment allocations. Elements pertaining to prior periods’ operating income presented below were recast accordingly.

Business Segments Financial Information

	Quarters Ended
	December 31,
	2011	2010
NORTH AMERICA
Revenues	$322.6	$351.8
Gaming operations	219.6	218.0
Product sales	103.0	133.8
Gross profit	184.2	210.0
Gaming operations	130.1	134.0
Product sales	54.1	76.0
Operating income	92.4	113.4

INTERNATIONAL
Revenues	$122.9	$99.4
Gaming operations	45.0	34.9
Product sales	77.9	64.5
Gross profit	67.7	59.4
Gaming operations	30.3	24.8
Product sales	37.4	34.6
Operating income	32.2	29.2

CORPORATE (unallocated)
Operating expenses	$(24.7)	$(22.4)

CONSOLIDATED
Revenues	$445.5	$451.2
Gaming operations	264.6	252.9
Product sales	180.9	198.3
Gross profit	251.9	269.4
Gaming operations	160.4	158.8
Product sales	91.5	110.6
Operating income	99.9	120.2

17.                  DISCONTINUED OPERATIONS

UK Barcrest Group

We sold our UK Barcrest Group in September 2011 and the total consideration remains subject to a final working capital adjustment and contingent consideration related to certain customer arrangements. Additional gain or loss on the sale may be recorded in the future as these outstanding items are resolved. The Barcrest Group results of operations were classified in discontinued operations for all periods presented.

Japan

The results of discontinued operations also included our international operations in Japan, which closed during 2010. The resolution of an outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

Quarters Ended December 31,	2011	2010
Revenues	$-	$13.6

Income before tax	$-	$1.2
Income tax provision	-	(0.3)
Income from discontinued operations, net of tax	-	0.9

Loss on divestiture before tax	(1.6)	-
Income tax benefit	0.6	-
Loss on divestiture, net of tax	(1.0)	-

Income (loss) from discontinued operations, net of tax	$(1.0)	$0.9

Summary of Assets and Liabilities of Discontinued Operations

At December 31, 2011 and September 30, 2011, there were no remaining assets of discontinued operations and current liabilities of discontinued operations totaling $5.7 million were presented as a component of other accrued liabilities.

18. SUBSEQUENT EVENTS

Double Down Interactive LLC

In January 2012, we invested $255 million to acquire Double Down Interactive LLC, a leading online social gaming company based in Seattle, Washington, and developer of the popular DoubleDown Casino® found on Facebook.  DDI has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers all around the world. This strategic acquisition is expected to establish IGT’s position in social gaming and strengthen our core business with new distribution channels for IGT game content.

In addition to the initial investment, which included preliminary adjustments for working capital and certain transactions costs, the total potential consideration of $505 million provides for additional payments of up to $165 million over the next three years dependent on financial performance targets, as well as payments of up to $85 million under an employee retention plan based on continued employment of certain DDI employees during the next two years.  The former DDI unit holders also agreed, subject to certain exceptions and limitations, to indemnify IGT for certain damages, and $25 million of the consideration was held back for 18 months to provide a source of recovery for certain IGT indemnification claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment from the perspective of our company’s management. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2011, as well as the accompanying Consolidated Financial Statements and Notes included in Item 1 of this Form 10-Q.

Unless otherwise indicated in this report:

·	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
·
italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

·	references to years relate to our fiscal years ending September 30
·	current refers to the fiscal period ended December 31, 2011
·	Note refers to the Notes of our Consolidated Financial Statements in Item 1 of this report
·	references to EPS are on a diluted basis
·	dollar amounts in tables are presented pretax in millions, except EPS
·	discussion and analysis relates to results for the current quarter as compared with the prior year quarter

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

·	our ability to successfully introduce new products and their impact on replacement demand
·	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
·	our expected future financial and operational performance
·	our strategic and operational plans
·	our leadership position in the gaming industry
·	the advantages offered to customers by our anticipated products and product features
·	gaming growth, expansion, and new market opportunities
·
mergers, acquisitions and divestitures, including the expected benefits of completed acquisitions and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies

·	research and development activities, including anticipated benefits from such activities
·	fluctuations in future gross margins and tax rates
·	increasing product sales or machine placements
·	legislative or regulatory developments and related market opportunities
·	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, and share repurchases
·	losses from off-balance sheet arrangements

·	financial returns to shareholders related to management of our costs
·	the impact of recently adopted accounting pronouncements
·	the outcome and expense of litigation
·	anticipated increased revenue yields and operating margin if general economic conditions improve

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part II, Item 1A, Risk Factors, in this report for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

OVERVIEW

International Game Technology is a global company specializing in the design, development, manufacture, and marketing of electronic gaming equipment and systems products, including online and mobile solutions, for regulated markets. We are a leading supplier of gaming products in substantially all legal jurisdictions worldwide and provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for gaming operator profit and enhance the player’s experience.

We manage our operations in two geographic business segments, North America and International, with certain unallocated income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 16.

Decreased operating results for our 2012 first quarter ended December 31, 2011 reflect lower revenues (down 1%), reduced gross margin (down 300 bps), and higher operating expenses (up 2%). Lower North America product sales were partially offset by increases from International product sales and global gaming operations. Lower units from new openings and casino expansions and slower replacement units in an increasingly competitive environment drove the decrease in North America product sales.

Gaming operations revenues increased in both regional segments, most significant from International’s interactive business and growth in our global installed base, primarily in lease operations. North America MegaJackpots® also had the most significant sequential quarter increase in several years.

Gross margin decline in product sales was primarily due to unfavorable product mix and in gaming operations primarily due to unfavorable interest rate changes in jackpot expense. For a more in-depth analysis of our current results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

We continue to partner with our customers in an effort to deliver stronger relationships and innovative gaming products and services. For 2012, we remain focused on the following strategic short-term and long-term objectives designed to continuously improve our business and shareholder value:

Revenue Growth —

As we continue to reorganize our International infrastructure, we are increasing our sales presence and developing localized game content and regionally attuned platforms to be more aligned to the preferences of target customers. As International gaming markets are expected to grow at a faster pace than US markets, we have increased scalability and positioned our International operations for future developing opportunities. During the 2012 first quarter, our International revenues grew 24%, while North America revenues decreased 8%.

We remain focused on aggressive product innovation to strengthen our portfolio of products and services. The efforts to revitalize our gaming operations installed base continues through increased velocity of game releases, creation of common platforms easily upgradeable for new games, and a portfolio of newer, better performing game titles based on popular culture themes and brands.

We continue to address North America replacement sales with promotional customer incentives, new game titles and versatile platforms. Our G23 MLD® and Universal Slant MLD® cabinet platforms introduced during 2011 have gained acceptance in the marketplace and represented 59% of North America shipments for the 2012 first quarter.

Next Generation Platforms —

During the 2012 first quarter, we launched our IGT Cloud solution and “IT as a Service” offering, designed to deliver server-based gaming content and analytics to gaming operators of all sizes. Because the IGT Cloud is expected to be less expensive for our customers and take less time and space to install relative to the traditional server-based solutions, we anticipate it will open up server-based opportunities for the smaller operators that lack full time information technology resources. The IGT Cloud solution is slated for customer trials throughout 2012 and fee based services are planned to be available beginning in 2013.

Operational Improvements —

We continue our efforts to optimize efficiencies through our global improvement initiatives, including platform standardization and combining duplicative functions into global service centers. We are building flexibility into our operations to allow us to increase output based on customer demands and improve product time-to-market. Improved efficiencies reduced product rework costs by $1.7 million during the 2012 first quarter.

Interactive —

As a number of jurisdictions around the world consider the legalization of online gaming, our goal is to become a major supplier of interactive online gaming products and services. We are aligning our product and technology development efforts to capitalize on a growing trend toward converged infrastructure products that integrate land-based casino games with online games. We intend to expose a new demographic of patrons to casino style gaming by building on our product base and gaming experience.

With our acquisition of Entraction in June 2011, we advanced our position in legalized interactive gaming markets and strengthened our product portfolio to deliver of full suite of interactive products for all major online gaming specialties—poker, bingo, casino, and sports betting.

In January 2012, we invested $255 million to acquire Double Down Interactive LLC, a leading online social gaming company and developer of the popular DoubleDown Casino® found on Facebook. DDI has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers all around the world. This strategic acquisition is expected to establish IGT’s position in social gaming and strengthen our core business with new distribution channels for IGT game content. See Note 18.

Leverage Cash Flows —

Part of our global business model includes strategic uses of our cash flows. With no outstanding balance on our domestic credit facilities at December 31, 2011, we have more flexibility to invest in growth opportunities that support our strategic objectives, such as the acquisition of DDI using cash on hand. Other strategic uses of cash may include investments in future platforms, returning capital to our shareholders, and preparing for future maturities of outstanding debt. See LIQUIDITY AND CAPITAL RESOURCES—Credit Facilities and Indebtedness below.

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Quarter Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010	Amount	%
Revenues	$445.5	$451.2	$(5.7)	-1%
Gaming operations	264.6	252.9	11.7	5%
Product sales	180.9	198.3	(17.4)	-9%
Machines	115.7	118.6	(2.9)	-2%
Non-machine	65.2	79.7	(14.5)	-18%
Gross profit	$251.9	$269.4	$(17.5)	-6%
Gaming operations	160.4	158.8	1.6	1%
Product sales	91.5	110.6	(19.1)	-17%
Gross margin	57%	60%	(3) pp	-5%
Gaming operations	61%	63%	(2) pp	-3%
Product sales	51%	56%	(5) pp	-9%
Units
Gaming operations installed base	55,600	52,600	3,000	6%
Fixed	10,400	9,400	1,000	11%
Variable	45,200	43,200	2,000	5%
Product sales shipped (1)	6,500	7,500	(1,000)	-13%
New	2,000	2,200	(200)	-9%
Replacement	4,500	5,300	(800)	-15%
Product sales recognized (2)	7,300	8,300	(1,000)	-12%

Operating income	$99.9	$120.2	$(20.3)	-17%
Operating margin	22%	27%	(5) pp	-19%
Income from continuing operations	$50.3	$72.8	$(22.5)	-31%
Discontinued operations (3)	(1.0)	0.9	(1.9)	*
Net income	49.3	73.7	(24.4)	-33%
EPS
Continuing operations	$0.17	$0.25	$(0.08)	-32%
Discontinued operations	(0.01)	-	(0.01)	*
Net income	$0.16	$0.25	$(0.09)	-36%
(1) includes units where revenues deferred; (2) correlates with revenues recognized; (3) See Note 17

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Operating income decreased primarily due to lower North America product sales, reduced gross margins, and higher operating expenses, partially offset by increased International revenues and gross profit. Net changes in foreign exchange rates did not impact our 2012 first quarter revenues compared to the 2011 first quarter. Income from continuing operations also decreased primarily due to prior year gain of $4.3 million on the sale of our CLS equity investment (see Other Income (Expense) section below).

Discontinued Operations (See Note 17)

We sold our UK Barcrest Group in September 2011 and the total consideration remains subject to a final working capital adjustment and contingent consideration related to certain customer arrangements. Additional gain or loss on the sale may be recorded in the future as these outstanding items are resolved. The Barcrest Group results of operations were classified in discontinued operations for all periods presented.

Consolidated Gaming Operations

Our gaming operations revenues and gross profit improved on increased interactive contributions, largely due to the addition of Entraction, as well as installed base growth in International lease operations and North America MegaJackpots® brands. Overall, our installed base grew 6% compared to the prior year. Average revenue per unit yields increased 1%, with added interactive revenues and improvement in North America MegaJackpots® and International lease operations.

Gross margin decline was primarily due to higher expenses, including $5.6 million from unfavorable interest rate changes in jackpot expense and slightly higher depreciation due to the increasing mix of newer games.

Consolidated Product Sales

Product sales revenue and gross profit decreased primarily due to fewer new and expansion units in North America, partially offset by higher International machines and systems sales. Gross margin decline was primarily due to a less favorable mix of products, as well as higher discounts and royalty costs.

Deferred revenue decreased $9.1 million during the first quarter of 2012 to $50.0 million at December 31, 2011, primarily related to the completion of obligations under multi-element contracts. During the 2012 first quarter, we recognized revenues for 800 units previously shipped and no units shipped for which revenues were deferred, for a net decrease of 800 units in deferred revenue.

Operating Expenses

	Quarter Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010	Amount	%
Selling, general and administrative	$89.7	$82.2	$(7.5)	-9%
Research and development	46.9	48.9	2.0	4%
Depreciation and amortization	15.4	18.1	2.7	15%
Total operating expenses	$152.0	$149.2	$(2.8)	-2%
Percent of revenues	34%	33%

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Increased operating expense was primarily due to initiatives related to our interactive product line of $6.4 million, including costs added with Entraction acquired in June 2011, as well as higher professional services primarily related to business acquisitions and higher advertising costs related to the timing of the Las Vegas trade show. These increases were partially offset by lower depreciation and amortization and reduced bad debt provisions (down $1.9 million).

Other Income (Expense)

	Quarter Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010	Amount	%
Interest Income	$12.0	$13.4	$(1.4)	-10%
WAP investments	5.2	5.8	(0.6)	-10%
Receivables and investments	6.8	7.6	(0.8)	-11%
Interest Expense	(30.0)	(35.4)	5.4	15%
WAP jackpot liabilities	(5.2)	(5.7)	0.5	9%
Borrowings	(16.9)	(22.5)	5.6	25%
Convertible debt equity discount	(7.9)	(7.2)	(0.7)	-10%
Other	(2.8)	4.3	(7.1)	*
Total other income (expense), net	$(20.8)	$(17.7)	$(3.1)	-18%

Three months ended December 31, 2011 compared with three months ended December 31, 2010

The unfavorable variance in total other income (expense) was primarily due to lower investment gains and foreign currency losses, partially offset by decreased interest expense on lower debt. Other expense in 2011 included a gain of $4.3 million on the sale of our CLS equity investment.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Income Tax Provision (See Note 12)

	Quarter Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010	Amount
Income tax provision	$28.8	$29.7	$0.9
Effective tax rate	36.4%	29.0%	(7.4)	pp

Our effective tax rate on income from continuing operations increased in 2012, largely due to changes in certain discrete tax items. The 2011 provision included favorable discrete tax items of $7.0 million related to our manufacturing deduction and the retroactive reinstatement of the R&D tax credit. In addition, the 2012 provision was negatively impacted by losses in foreign jurisdictions for which there are no associated tax benefits.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in UTB’s.

BUSINESS SEGMENT RESULTS – A Year Over Year Comparative Analysis

Operating income for each regional segment below reflects applicable operating expenses. See Note 16.

North America

	Quarter Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010	Amount	%
Revenues	$322.6	$351.8	$(29.2)	-8%
Gaming operations	219.6	218.0	1.6	1%
Product sales	103.0	133.8	(30.8)	-23%
Machines	59.1	75.5	(16.4)	-22%
Non-machine	43.9	58.3	(14.4)	-25%
Gross profit	$184.2	$210.0	$(25.8)	-12%
Gaming operations	130.1	134.0	(3.9)	-3%
Product sales	54.1	76.0	(21.9)	-29%
Gross margin	57%	60%	(3) pp	-5%
Gaming operations	59%	61%	(2) pp	-3%
Product sales	53%	57%	(4) pp	-7%
Units
Gaming operations installed base	42,600	41,000	1,600	4%
Fixed	7,900	7,100	800	11%
Variable	34,700	33,900	800	2%
Product sales shipped	3,500	4,500	(1,000)	-22%
New	700	1,400	(700)	-50%
Replacement	2,800	3,100	(300)	-10%
Product sales recognized	3,800	5,100	(1,300)	-25%
Operating income	$92.4	$113.4	$(21.0)	-19%
Operating margin	29%	32%	(3) pp	-9%

Three months ended December 31, 2011 compared with three months ended December 31, 2010

North America operating income decline was primarily the result of lower product sales volume and reduced gross margins in both gaming operations and product sales, partially offset by lower operating costs.

North America gaming operations revenues increased with installed base growth in lease operations and MegaJackpots® brands. Gross profit and margin decline was primarily due to unfavorable interest rate changes in jackpot expense and slightly higher depreciation with the increasing mix of newer games. Yield (average revenue per unit) was negatively impacted by a higher mix of lease units and increased discounting trends that offset MegaJackpots® performance improvement.

Product sales revenues and gross profit declines were primarily due to lower machines, parts and conversions, and systems volume primarily attributable to fewer units from new openings and casino expansion, as well as slower replacement sales. The prior year quarter also benefited from the culmination of two significant sales promotional efforts. Gross margin decline was primarily attributed to unfavorable product mix, while higher discounts and royalty costs were offset by lower rework in non-standard costs related to process improvements.

International

	Quarter Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010	Amount	%
Revenues	$122.9	$99.4	$23.5	24%
Gaming operations	45.0	34.9	10.1	29%
Product sales	77.9	64.5	13.4	21%
Machines	56.6	43.1	13.5	31%
Non-machine	21.3	21.4	(0.1)	-
Gross profit	$67.7	$59.4	$8.3	14%
Gaming operations	30.3	24.8	5.5	22%
Product sales	37.4	34.6	2.8	8%
Gross margin	55%	60%	(5) pp	-8%
Gaming operations	67%	71%	(4) pp	-6%
Product sales	48%	54%	(6) pp	-11%
Units
Gaming operations installed base	13,000	11,600	1,400	12%
Fixed	2,500	2,300	200	9%
Variable	10,500	9,300	1,200	13%
Product sales shipped	3,000	3,000	-	-
New	1,300	800	500	63%
Replacement	1,700	2,200	(500)	-23%
Product sales recognized	3,500	3,200	300	9%
Operating income	$32.2	$29.2	$3.0	10%
Operating margin	26%	29%	(3) pp	-10%

Three months ended December 31, 2011 compared with three months ended December 31, 2010

International operating income increased primarily due to higher volume in both product sales and gaming operations, partially offset by higher operating costs primarily related to the Entraction acquisition in June 2011.

International gaming operations revenues and gross profit increased from interactive growth, largely from Entraction, and installed base growth and yield improvement in lease operations. Gaming operations gross margin declines were primarily due to higher depreciation with the increased mix of newer games.

International product sales revenues and gross profit increased with higher recognized units, primarily in the LatAm regions, and increased average selling price. Lower gross margin was primarily attributed to higher contribution in the prior year quarter from Mexico lease-conversion games which carried atypically high margins.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Selected Financial Information and Statistics

	December 31,	September 30,	Increase
	2011	2011	(Decrease)
Cash and equivalents	$484.7	$460.0	$24.7
Accounts receivable, net	285.9	320.1	(34.2)
Inventories	96.1	73.0	23.1
Working Capital	925.6	875.2	50.4

Trailing-twelve month statistics, excluding discontinued operations:
Average days sales outstanding (excluding contracts and notes)	53	60	(7)
Inventory turns	4.1	5.4	(1.3)

At December 31, 2011, our principal sources of liquidity were cash and equivalents and amounts available under our credit facilities discussed below under Credit Facilities and Indebtedness. Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities. Foreign subsidiary operations held 24% of our cash and equivalents at December 31, 2011.

Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Restricted cash and investments, as well as jackpot annuity investments, are used for funding jackpot winner payments and online player deposits. Restricted cash held by our VIE WAP trusts are used only for funding related jackpot winner payments. See Note 2. Restricted cash at December 31, 2011 also included $14.6 million designated for acquisitions of noncurrent assets.

Cash and equivalents increased $24.7 million during the three months ended December 31, 2011, primarily due to cash generated from operations of $64.8 million, net proceeds from investments and loans of $20.5 million and net employee stock plan proceeds of $8.7 million. These increases were mostly offset by capital expenditures of $49.2 million, dividends paid of $17.8 million and share repurchases of $4.4 million.

Inventory turns decreased with higher inventory related to customer deliveries anticipated for our second quarter and new production parts. Average days sales outstanding improved due to lower receivables.

Double Down Interactive LLC

In January 2012, we invested $255 million to acquire Double Down Interactive LLC, a leading online social gaming company based in Seattle, Washington, and developer of the popular DoubleDown Casino® found on Facebook. Additionally, the total potential consideration of $505 million provides for additional payments of up to $165 million over the next three years dependent on financial performance targets, as well as payments of up to $85 million under an employee retention plan based on the continued employment of certain DDI employees during the next two years. This strategic acquisition is expected to establish IGT’s position in social gaming and strengthen our core business with new distribution channels for IGT game content.

Cash Flows Summary - A Year Over Year Comparative

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

			Favorable
Three Months Ended December 31,	2011	2010	(Unfavorable)
Operations	$64.8	$102.4	$(37.6)
Investing	(28.7)	(0.9)	(27.8)
Financing	(13.5)	(92.4)	78.9
Effects of exchange rates	2.1	1.2	0.9
Net Change	$24.7	$10.3	$14.4

Operating Cash Flows

Operating cash flows decreased, primarily due to lower earnings and more cash used for income taxes, inventory and accounts payable and accrued liabilities.  These were partially offset by decreased cash used for jackpot liabilities and more cash provided from receivables. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Investing Cash Flows

We used more cash for investing primarily due to less cash provided from affiliate investments, additional restricted cash designated for acquisition of noncurrent assets, and increased capital expenditures, partially offset by increased proceeds from the sale of assets.

			Increase
Three Months Ended December 31,	2011	2010	(Decrease)
Property, plant and equipment	$9.8	$1.4	$8.4
Gaming operations equipment	39.0	40.6	(1.6)
Intellectual property	0.4	0.3	0.1
Total capital expenditures	$49.2	$42.3	$6.9

Financing Cash Flows

Decreased cash used for financing was primarily related to decreased debt repayments.

Credit Facilities and Indebtedness (See Note 10)

Domestic Credit Facility

At December 31, 2011, no amounts were outstanding on our domestic credit facility, $729.0 million was available, and $21.0 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at December 31, 2011, with an interest coverage ratio of 12.0:1 and a net funded debt leverage ratio of 1.8:1.

The domestic credit facility interest rates and facility fees are based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. At December 31, 2011, our interest rate was LIBOR plus 102.5 bps on borrowings with a facility fee of 22.5 bps.

The domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no default and includes the following financial and restrictive covenants (all terms as defined by the facility):

·	a minimum ratio of 3.0 adjusted EBITDA to interest expense (interest coverage ratio)
·	a maximum ratio of 3.5 for net funded debt to adjusted EBITDA (net funded debt leverage ratio)
·	certain restrictions on our ability to:
·	pledge the securities of our subsidiaries
·	permit our subsidiaries to incur or guaranty additional debt, or enter into swap agreements
·	incur liens
·	merge with or acquire other companies, liquidate or dissolve
·	sell, transfer, lease or dispose of all or substantially all assets
·	change the nature of our business

The domestic credit facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants. An event of default, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable; additionally, lenders may cease making loans and/or terminate commitments, and cross default provisions may be triggered in other debt issuances.

Foreign Credit Facility

At December 31, 2011, $10.2 million was available with no amounts outstanding under our IGT-Australia subsidiary revolving credit facility, which generally renews annually with maturity in February and is guaranteed by the parent company, International Game Technology.

Financial Condition

	December 31,	September 30,	Increase
	2011	2011	(Decrease)
Assets	$4,153.5	$4,154.4	$(0.9)
Liabilities	2,664.9	2,709.6	(44.7)
Total Equity	1,488.6	1,444.8	43.8

Changes During The Three Months Ended December 31, 2011

Total assets decreased slightly primarily due to reductions in customer receivables of $34.2 million, deferred income taxes of $12.0 million and intangible assets related to amortization of $10.6 million, partially offset by increases in cash of $35.3 million and inventory of $23.1 million.

Liabilities decreased primarily due to reductions of $29.2 million in accrued employee benefits and $20.2 million in accrued interest, partially offset by an increase of $10.8 million in net debt. Total equity increased primarily due to earnings.

Arrangements with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as performance bonds, guarantees and product warranties not reflected in our balance sheet. We may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including but not limited to, losses arising:

· out of our breach of agreements with those parties
· from services to be provided by us
· from IP infringement claims made by third parties

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

We do not expect any material losses to result from these arrangements and do not rely on off-balance sheet financing arrangements to fund our operations. See Note 11.

RECENTLY ISSUED ACCOUNTING STANDARDS

At December 31, 2011, there were no recently issued accounting standards that are expected to have a material impact on our financial statements. See Note 1.

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

· revenue recognition
· goodwill, other intangible assets, royalties, and affiliate investments
· jackpot liabilities and expenses
· inventory and gaming operations equipment
· income taxes

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2011.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile has not changed materially during the first three months of 2012 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

Item 1A.  Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

· licenses and/or permits
· findings of suitability
· documentation of qualifications, including evidence of financial stability
· other required approvals for companies who manufacture or distribute gaming equipment and services, including but not limited to approvals for new products
· individual suitability of officers, directors, major shareholders and key employees

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

Further, changes in existing gaming regulations or new interpretations of existing gaming laws, both with respect to land-based and online gaming activities, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations. Additionally, evolving laws and regulations regarding data privacy could adversely impact opportunities for growth in our online business, and could result in additional compliance-related costs.

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

Competition among gaming and systems providers, including manufacturers of electronic gaming equipment and systems products, is intense. Competition in our industry is primarily based on the amount of profit our products generate for our customers, together with cost savings, convenience, and other benefits. Additionally, we compete on the basis of price and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our hardware and software products. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources.

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

Our online operations are also subject to intense competition. In particular, the online virtual casino operated by DDI is relatively new, and new competitors are likely to emerge, some of which may be operated by social gaming companies with a larger base of existing users, or by casino operators with more experience in operating a casino. If the products offered through our online businesses do not maintain their popularity, or fail to grow in a manner that meets our expectations, our results of operations and financial condition could be harmed.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks. A significant portion of our revenues is derived from our International business segment. Developments such as noted below could adversely affect our financial condition and results of operations:

·	social, political or economic instability
·	additional costs of compliance with international laws or unexpected changes in regulatory requirements
·	the effects that evolving regulations regarding data privacy may have on our online operations
·	tariffs and other trade barriers
·	fluctuations in foreign exchange rates outside the US
·	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
·	expropriation, nationalization and restrictions on repatriation of funds or assets
·	difficulty protecting our intellectual property
·	recessions in foreign economies
·	difficulties in maintaining foreign operations
·	changes in consumer tastes and trends
·	acts of war or terrorism
·	US government requirements for export

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

We have invested and may continue to invest in strategic business combinations and acquisitions of important technologies and IP that we believe will expand our geographic reach, product lines, and/or customer base.  We may encounter difficulties in the assimilation of acquired operations, technologies and/or products, or an acquisition may prove to be less valuable than the price we paid, or we may otherwise not realize the anticipated benefits of an acquisition. We also may encounter difficulties applying our internal controls to an acquired business. Any of these events or circumstances may have an adverse effect on our business by requiring us to, among other things, record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.

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

As we enter into new lines of business and expand our online offerings, there may be unintended adverse effects on our land-based business. For example, our DoubleDown Casino® online virtual casino may be offered on Facebook alongside existing or planned online virtual casino offerings by one or more of our casino customers. One or more of such casino customers could view our online virtual casino offering as competing with its offering. If, as a result of this view, one or more of such customers modifies, reduces or terminates its business relationship with us with respect to our land-based products and services, it could have a negative impact on our business and our operating results.

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

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines, systems, and online offerings. We incorporate security features into the design of our gaming machines and other systems, including those responsible for our online operations, which are designed to prevent us and our patrons from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud our patrons, or if our hardware or software experiences any technical anomalies, the public may lose confidence in our gaming products and online operations or we could become subject to legal claims by our customers or to investigation by gaming authorities.

Our gaming machines and online offerings have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our games, gaming machines, systems, or online games and systems may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or disciplinary action.

Our online virtual casino offering is conducted almost entirely through Facebook, and our business and our growth prospects would suffer if we fail to maintain a good relationship with Facebook, or if Facebook were to alter the terms of our relationship.

DoubleDown Casino®, which is our online virtual casino offering, operates almost entirely through Facebook.  Consequently, our operating platform, growth prospects and future revenues from this online offering are dependent on our relationship with Facebook.  While DDI has historically maintained a good relationship with Facebook, our online virtual casino offering would suffer if we are unable to continue this relationship in the future.

In addition, our relationship with Facebook is not governed by a contract, but rather by Facebook’s standard terms and conditions for application developers. Facebook modifies these terms and conditions from time to time, and any future change, including any change required as a result of government regulation, could have a material adverse impact on our business.  For example, if Facebook were to increase the fees that it charges application developers our revenues would suffer.  Additionally, if Facebook were to limit our ability to use personal information about users, or were to develop competitive offerings, either on its own or in cooperation with another competitor, our growth prospects would be negatively impacted.

Our online offerings are part of a new and evolving industry, which presents significant uncertainty and business risks.

Online gaming, including social gaming, is a relatively new industry that continues to evolve.  The success of this industry and our online business will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and regulations, and other factors that we are unable to predict, and are beyond our control.  This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our online offerings may be difficult to predict and we cannot provide assurance that our online offerings will grow at the rates we expect, or be successful in the long term.

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

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements, software components, unique new product offerings, such as our virtual currency games at our DoubleDown Casino®, and applicable accounting principles or regulatory product approval delays could further change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

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

Share Repurchases

The purpose of our common stock repurchase plan, as amended on June 7, 2011 when our Board of Directors authorized repurchases of up to $500.0 million, is to return value to our shareholders by reducing the number of shares outstanding. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization does not specify an expiration date.

Periods of 2012 first quarter	Total (a) Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
October 2 - October 29, 2011	-	$-	-	$449.9
October 30 - November 26, 2011	0.3	$16.74	0.3	445.6
November 27 - December 31, 2011	0.1	$16.67	-	$445.6
Total	0.4	$16.72	0.3
(a) Includes 141,000 of restricted shares or units tendered by employees at fair value at vesting for tax withholding obligations

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 8, 2012

INTERNATIONAL GAME TECHNOLOGY

By: /s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)