Form 10-Q
period 2012-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2012-05-09
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-10684

International Game Technology

Nevada	88-0173041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6355 South Buffalo Drive, Las Vegas, Nevada 89113
(Address of principal executive offices)     (Zip Code)

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
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 4, 2012:
295.2 million shares of common stock at $.00015625 par value.

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates--actual:	Fiscal dates--as presented:
March 31, 2012	March 31, 2012
April 2, 2011	March 31, 2011
October 1, 2011	September 30, 2011
December 31, 2011	December 31, 2011

Abbreviation/term	Definition
Anchor	Anchor Gaming
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
Entraction	Entraction Holding AB
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IFRS	International Financial Reporting Standards
IP	intellectual property
IRS	Internal Revenue Service
LatAm	Mexico and South/Central America
LIBOR	London inter-bank offered rate
MDA	management’s discussion and analysis of financial condition and results of operations
MLD®	Multi-layer-display
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
WAP	wide area progressive
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED INCOME STATEMENTS		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	13

6.	PROPERTY, PLANT AND EQUIPMENT	13

7.	GOODWILL AND OTHER INTANGIBLES	13

8.	FAIR VALUE MEASUREMENTS	14

9.	FINANCIAL DERIVATIVES	16

10.	CREDIT FACILITIES AND INDEBTEDNESS	17

11.	CONTINGENCIES	18

12.	INCOME TAXES	24

13.	EMPLOYEE BENEFIT PLANS	24

14.	EARNINGS PER SHARE	25

15.	OTHER COMPREHENSIVE INCOME	25

16.	BUSINESS SEGMENTS	26

17.	BUSINESS ACQUISITIONS	27

18.	DISCONTINUED OPERATIONS	28

See accompanying notes

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
(In millions, except per share amounts)
Revenues
Gaming operations	$300.4	$269.8	$565.0	$522.7
Product sales	240.8	207.2	421.8	405.5
Total revenues	541.2	477.0	986.8	928.2
Costs and operating expenses
Cost of gaming operations	118.8	102.4	223.0	196.4
Cost of product sales	108.8	92.0	198.2	179.8
Selling, general and administrative	109.3	89.1	199.1	171.3
Research and development	55.3	48.7	102.2	97.6
Depreciation and amortization	19.3	16.7	34.7	34.8
Contingent acquisition related costs	11.7	-	11.7	-
Total costs and operating expenses	423.2	348.9	768.9	679.9
Operating income	118.0	128.1	217.9	248.3
Other income (expense)
Interest income	10.8	13.3	22.9	26.6
Interest expense	(30.0)	(35.6)	(60.1)	(71.0)
Other	(2.0)	(1.0)	(4.8)	3.4
Total other income (expense)	(21.2)	(23.3)	(42.0)	(41.0)
Income from continuing operations before tax	96.8	104.8	175.9	207.3
Income tax provision	34.4	37.1	63.2	66.8
Income from continuing operations	62.4	67.7	112.7	140.5
Income (loss) from discontinued operations, net of tax	(0.5)	1.9	(1.5)	2.8
Net income	$61.9	$69.6	$111.2	$143.3

Basic earnings (loss) per share
Continuing operations	$0.21	$0.22	$0.38	$0.47
Discontinued operations	-	0.01	(0.01)	0.01
Net income	$0.21	$0.23	$0.37	$0.48

Diluted earnings (loss) per share
Continuing operations	$0.21	$0.22	$0.38	$0.47
Discontinued operations	-	0.01	(0.01)	0.01
Net income	$0.21	$0.23	$0.37	$0.48

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding
Basic	296.7	298.4	297.0	298.0
Diluted	298.1	299.9	298.6	299.4

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$271.1	$460.0
Restricted cash and investment securities	87.5	89.6
Restricted cash and investment securities of VIEs	2.0	2.4
Jackpot annuity investments	47.6	48.7
Jackpot annuity investments of VIEs	13.9	14.5
Accounts receivable, net	314.0	320.1
Current maturities of contracts and notes receivable, net	197.4	167.1
Inventories	90.6	73.0
Deferred income taxes	73.6	97.1
Other assets and deferred costs	143.8	137.4
Total current assets	1,241.5	1,409.9
Property, plant and equipment, net	582.0	552.1
Jackpot annuity investments	263.6	271.8
Jackpot annuity investments of VIEs	49.4	52.8
Contracts and notes receivable, net	128.2	126.4
Goodwill	1,470.6	1,231.4
Other intangible assets, net	254.5	170.4
Deferred income taxes	107.1	84.6
Other assets and deferred costs	251.6	255.0
Total Assets	$4,348.5	$4,154.4
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$89.1	$103.0
Jackpot liabilities, current portion	150.4	143.0
Accrued employee benefits	20.7	38.9
Accrued income taxes	3.6	3.2
Dividends payable	17.7	17.8
Other accrued liabilities	293.0	228.8
Total current liabilities	574.5	534.7
Long-term debt	1,656.4	1,646.3
Jackpot liabilities	346.4	365.4
Other liabilities	260.4	163.2
Total Liabilities	2,837.7	2,709.6
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 343.3 and 341.9 issued; 295.5 and 297.4 outstanding	0.1	0.1
Additional paid-in capital	1,568.7	1,542.5
Treasury stock at cost: 47.8 and 44.4 shares	(907.7)	(855.2)
Retained earnings	839.4	763.8
Accumulated other comprehensive income	10.3	(8.8)
Total IGT Shareholders' Equity	1,510.8	1,442.4
Noncontrolling Interests	-	2.4
Total Equity	1,510.8	1,444.8
Total Liabilities and Shareholders' Equity	$4,348.5	$4,154.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,	2012	2011
(In millions)
Operating
Net income	$111.2	$143.3
Adjustments:
Depreciation and amortization	115.2	109.2
Discounts and deferred issuance costs	20.1	22.4
Share-based compensation	16.7	22.9
Net loss on disposal and impairment	1.5	-
Excess tax benefits from employee stock plans	(2.3)	(2.8)
Other non-cash items	3.8	(5.7)
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(28.5)	3.8
Inventories	(14.6)	(6.2)
Accounts payable and accrued liabilities	3.8	(35.4)
Jackpot liabilities	(21.9)	(56.4)
Income taxes, net of employee stock plans	(11.5)	50.5
Other assets and deferred costs	(16.8)	18.1
Net operating cash flows	176.7	263.7
Investing
Capital expenditures	(123.6)	(89.3)
Proceeds from assets sold	19.8	9.2
Jackpot annuity investments, net	23.6	26.6
Changes in restricted cash	3.2	23.0
Loans receivable cash advanced	-	(0.5)
Loans receivable payments received	14.9	14.8
Unconsolidated affiliates, net	-	16.5
Business acquisitions, net of cash acquired	(233.0)	-
Net investing cash flows	(295.1)	0.3
Financing
Debt proceeds	-	95.0
Debt repayments	-	(195.0)
Employee stock plan proceeds	12.0	13.9
Excess tax benefits from employee stock plans	2.3	2.8
Share repurchases	(50.1)	-
Noncontrolling interest acquired	(2.5)	-
Dividends paid	(35.7)	(35.8)
Net financing cash flows	(74.0)	(119.1)
Foreign exchange rates effect on cash and equivalents	3.5	2.6
Net change in cash and equivalents	(188.9)	147.5
Beginning cash and equivalents	460.0	158.4
Ending cash and equivalents	$271.1	$305.9

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Six Months Ended March 31,	2012	2011
(In millions)
Unconsolidated affiliates
Proceeds from	-	16.5
Net	$-	$16.5
Jackpot funding
Change in jackpot liabilities	$(21.9)	$(56.4)

Jackpot annuity purchases	(6.2)	(3.8)
Jackpot annuity proceeds	29.8	30.4
Net change in jackpot annuity investments	23.6	26.6
Net jackpot funding	$1.7	$(29.8)
Capital expenditures
Property, plant and equipment	$(34.5)	$(8.4)
Gaming operations equipment	(87.1)	(80.2)
Intellectual property	(2.0)	(0.7)
Total	$(123.6)	$(89.3)
Payments
Interest	$29.6	$37.6
Income taxes	72.5	15.7
Non-cash investing and financing items:
Accrued capital asset additions	$0.7	$0.2
Interest accretion for jackpot annuity investments	10.2	11.5

Business acquisitions/purchase price adjustments
Fair value of assets	$352.3	$-
Fair value of liabilities	2.7	-

See accompanying notes

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our fiscal year is reported on a 52/53-week period ending on the Saturday nearest to September 30. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, fiscal periods in this report are presented using the calendar month end as outlined in the table below.

Period End
	Actual	Presented as
Current quarter	March 31, 2012	March 31, 2012
Prior year quarter	April 2, 2011	March 31, 2011
Prior year end	October 1, 2011	September 30, 2011

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended March 31, 2012 were prepared without audit on a basis consistent with the comparative quarter ended March 31, 2011, and as appropriate, with the audited financial statements for the year ended September 30, 2011. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements.

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

Unless otherwise indicated in this report:
•	references to years relate to our fiscal years ending September 30
•	dollar amounts in tables are presented in millions, except EPS and par value
•	current refers to the quarter ended March 31, 2012
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

Additionally, restricted cash and investments included online player deposits of $12.5 million at March 31, 2012 and $14.5 million at September 30, 2011.

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

Fair Value Measurements

In May 2011, the FASB issued an ASU to amend fair value measurements to achieve convergence between US GAAP and IFRS. See Note 8 for additional information about fair value measurements.  This adoption in our second quarter of 2012 changed some fair value measurement principles and disclosure requirements, but did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Qualitative Goodwill Impairment Assessment

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is a greater than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. The ASU will be effective for our 2013 first quarter and we are currently evaluating whether we will adopt early, as permitted. This ASU is not expected to have a material impact on our financial statements.

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

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position.  This ASU will be effective for our 2014 first quarter and, is not expected to have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $65.3 million at March 31, 2012 and $69.7 million at September 30, 2011.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

During the 2011 first quarter, we sold our CLS stock investment for net proceeds of $16.5 million and recognized a gain of $4.3 million.

The fair value of our CLS convertible note, including the default put, totaled $9.2 million at March 31, 2012 and $9.3 million at September 30, 2011.  The adjusted cost basis of the note, including the conversion option derivative that did not require bifurcation, totaled $9.3 million at March 31, 2012 and $8.9 million at September 30, 2011. The fair value of the free standing derivative default put, was zero at March 31, 2012 and was $0.4 million at September 30, 2011.

See Note 8 and 9 for additional information about related fair value assumptions and derivatives.

3.                RECEIVABLES

Accounts Receivable

Allowances for Credit Losses	March 31, 2012	September 30, 2011
Total	$16.5	$17.6

Customer Financing (Contracts and Notes)

	March 31, 2012	September 30, 2011
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$113.4	$104.2
Collectively evaluated for impairment	282.7	260.7
Total	$396.1	$364.9

Allowances for Credit Losses
Individually evaluated for impairment	$56.9	$58.6
Collectively evaluated for impairment	13.6	12.8
Total	$70.5	$71.4

	Quarters Ended March 31,		Six Months Ended March 31,
Reconciliation of Allowances for Credit Losses	2012	2011	2012	2011
Beginning balance	$70.1	$77.7	$71.4	$78.4
Charge-offs	-	(0.5)	-	(1.0)
Recoveries	-	0.3	-	0.4
Provisions	0.4	0.5	(0.9)	0.2
Ending balance	$70.5	$78.0	$70.5	$78.0
Current	$46.8	$43.7	$46.8	$43.7
Non-current	$23.7	$34.3	$23.7	$34.3

	March 31, 2012			September 30, 2011
Age Analysis of Recorded Investment	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$5.1	$1.4	$6.5	$5.3	$2.0	$7.3
30-59 days	3.8	1.4	5.2	2.0	1.8	3.8
60-89 days	2.2	1.4	3.6	1.2	1.8	3.0
Over 90 days	6.5	41.7	48.2	6.3	31.0	37.3
Total past due	$17.6	$45.9	$63.5	$14.8	$36.6	$51.4
Total current	234.1	98.5	332.6	188.1	125.4	313.5
Grand total	$251.7	$144.4	$396.1	$202.9	$162.0	$364.9

Over 90 days and accruing interest	$2.6	$0.1	$2.7	$2.6	$0.1	$2.7
Nonaccrual status (not accruing interest)	19.4	84.0	103.4	24.2	84.0	108.2

	March 31, 2012			September 30, 2011
Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade	Contracts	Notes	Total	Contracts	Notes	Total
Low	$76.2	$-	$76.2	$43.9	$-	$43.9
Medium	28.3	0.3	28.6	25.8	0.3	26.1
High*	147.2	144.1	291.3	133.2	161.7	294.9
Total recorded investment	$251.7	$144.4	$396.1	$202.9	$162.0	$364.9
* includes $84.0 of impaired Alabama notes receivable

Impaired loans	March 31, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$1.8	$84.0	$85.8	$5.2	$84.0	$89.2
Unpaid principal face	1.7	85.2	86.9	5.1	85.2	90.3
Related allowance	1.1	55.8	56.9	2.8	55.8	58.6
Average recorded investment	3.5	84.0	87.5	8.8	87.6	96.4

Interest income recognized on impaired loans	March 31, 2012			March 31, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Quarter-to-date:
Total	$-	$-	$-	$0.2	$-	$0.2
Year-to-date
Total	$-	$-	$-	$0.5	$0.3	$0.8
Cash-basis	-	-	-	-	0.3	0.3

4.                CONCENTRATIONS OF CREDIT RISK

Receivables By Legal Gaming Region At March 31, 2012
Nevada	10%
Alabama	5
Oklahoma	4
New Jersey	4
Other (less than 4% individually)	28
North America	51%

Argentina	24%
Europe	7
Australia	5
Other (less than 4% individually)	13
International	49%

5.                INVENTORIES

	March 31,	September 30,
	2012	2011
Raw materials	$44.0	$44.1
Work-in-process	3.8	2.4
Finished goods	42.8	26.5
Total	$90.6	$73.0

6.                PROPERTY, PLANT AND EQUIPMENT

	March 31,	September 30,
	2012	2011
Land	$62.7	$62.6
Buildings	234.4	232.8
Leasehold improvements	18.0	17.3
Machinery, furniture and equipment	277.4	248.6
Gaming operations equipment	834.4	812.9
Total	1,426.9	1,374.2
Less accumulated depreciation	(844.9)	(822.1)
Property, plant and equipment, net	$582.0	$552.1

7.                GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment	North
For the Six Months Ended March 31, 2012	America	International	Total
Beginning balance	$1,042.8	$188.6	$1,231.4
Acquisitions (see Note 17)	234.6	-	234.6
Foreign currency adjustments	-	4.6	4.6
Ending balance	$1,277.4	$193.2	$1,470.6

Other Intangibles

Additions For the Six Months Ended March 31, 2012	Business Combinations (See Note 17)	Other Additions	Weighted Average Life (Years)
Patents (including capitalized legal costs)	$-	$0.7	4
Developed technology	51.8	-	6
Customer relationships	47.3	-	4
Trademarks	10.9	-	5
Reaquired rights	-	1.3	2
Total	$110.0	$2.0

	March 31, 2012			September 30, 2011
		Accumulated			Accumulated
Ending Balances	Cost	Amortization	Net	Cost	Amortization	Net
Patents	$383.5	$285.4	$98.1	$382.8	$270.5	$112.3
Developed technology	131.7	52.4	79.3	86.9	54.0	32.9
Contracts	23.5	19.7	3.8	25.5	19.5	6.0
Reacquired rights	14.7	2.7	12.0	13.4	2.1	11.3
Customer relationships	61.1	10.8	50.3	14.2	6.9	7.3
Trademarks	12.5	1.5	11.0	2.1	1.5	0.6
Total	$627.0	$372.5	$254.5	$524.9	$354.5	$170.4

	Quarters Ended		Six Months Ended
	March 31,		March 31,		Future Annual Estimates
Aggregate Amortization	2012	2011	2012	2011	2012	2013	2014	2015	2016
	$16.6	$11.0	$27.2	$23.3	$57.5	$89.9	$79.9	$58.5	$36.3

8.                FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair
	Value	Level 1	Level 2	Level 3
March 31, 2012
Money market funds	$83.5	$83.5	$-	$-
Investments in unconsolidated affiliates	9.2	-	-	9.2
Derivative assets	84.8	-	84.8	-
Derivative liabilities	(87.0)	-	(87.0)	-
Acquisition contingent consideration payable	(90.7)	-	-	(90.7)

September 30, 2011
Money market funds	$76.9	$76.9	$-	$-
Investments in unconsolidated affiliates	9.3	-	-	9.3
Derivative assets	90.8	-	90.8	-
Derivative liabilities	(93.2)	-	(93.2)	-

Valuation Techniques and Balance Sheet Presentation

Money market funds were primarily money market securities valued based on quoted market prices in active markets.

Investments in unconsolidated affiliates were valued using an integrated lattice model incorporating market participant assumptions for publicly traded stock price (HK$0.11 at March 30, 2012), risk-free rate (.06%), credit rating (B+), bond yield (1.95%), daily stock price volatility (63%) and default recovery rate (40%). Generally, changes in risk free rate and credit rating will result in inverse changes in fair value, while changes in stock price, stock price volatility, bond yield and recovery rate result in directionally similar changes in fair value. Changes in credit rating are generally accompanied by directionally opposite changes in bond yield. These investments were presented as a component of other current assets. See Note 2.

Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties, LIBOR credit default swap rates for non-performance risk, and net settlement amounts where appropriate. These are presented primarily as components of other assets, other liabilities, and notes payable. See Note 9.

Acquisition contingent consideration payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (15% - 65%) to each scenario, as well as a risk-adjusted discount rate of 19%, to derive the estimated fair value at March 31, 2012. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value.  Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent consideration payable was presented as a component of other current ($29.5 million) and noncurrent liabilities ($61.2 million) and changes in its fair value are recorded to contingent acquisition related costs on the income statement, along with accrued retention plan compensation. See Note 17.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Six Months Ended March 31,	2012		2011
	Investments in Unconsolidated Affiliates	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates
Beginning balance	$9.3	$-	$21.3
Gain (loss) included in:
Other income (expense) - other	(0.4)	-	(2.0)
Other comprehensive income	(0.2)	-	1.0
Issuances	-	(90.7)	-
Interest accretion	0.5	-	1.1
Ending balance	$9.2	$(90.7)	$21.4

Net change in unrealized gain (loss) included in earnings related to instruments still held	$(0.4)	$-	$(2.0)

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying	Fair				Unrealized
	Value	Value	Level 1	Level 2	Level 3	Gain (Loss)
March 31, 2012
Jackpot investments	$374.5	$435.2	$435.2	$-	$-	$60.7
Contracts & notes receivable	325.6	316.3	-	-	316.3	(9.3)
Jackpot liabilities	(496.8)	(515.1)	-	-	(515.1)	(18.3)
Debt	(1,569.6)	(1,873.5)	(1,873.5)	-	-	(303.9)

September 30, 2011
Jackpot investments	$387.8	$458.9	$458.9	$-	$-	$71.1
Contracts & notes receivable	293.5	294.6	-	-	294.6	1.1
Jackpot liabilities	(508.4)	(521.6)	-	-	(521.6)	(13.2)
Debt	(1,553.1)	(1,879.5)	(1,879.5)	-	-	(326.4)

Valuation Techniques and Balance Sheet Presentation

Jackpot investments were valued based on quoted market prices.

Contracts and notes receivable were valued using DCF, incorporating expected payments and market interest rates relative to the credit risk of each customer (low 7.5%, medium 8%, high 9.5% - 11%). Credit risk is determined on a number of factors, including customer size, type, financial condition, historical collection experience, account aging, and credit ratings derived from credit reporting agencies and other industry trade reports. Contracts are secured by the underlying assets sold and notes are secured by the developed property and/or other assets. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as South/Central America. See Notes 3 and 4.

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (2.21%) for the estimated funding rate and the 10-year credit default swap rate (1.65%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 3-month treasury yield curve rate (.08%) with the 1-year credit default swap rate (.44%) for the current amounts and the 1-year treasury yield curve rate (.23%) with the 2-year credit default swap rate (.65%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

Debt was valued using quoted market prices or dealer quotes, for the identical financial instrument when traded as an asset in an active market. When our revolving credit facility has an outstanding balance, its level 2 fair value would be determined using DCF models of expected payments on outstanding borrowings at current borrowing rates. Carrying values above excluded swap adjustments and equity components of convertible debt.

Level 3 Valuation Process

Our valuation policies and procedures are determined by the Accounting Department, which ultimately reports to the Chief Financial Officer, in coordination with appropriate business asset owners and third-party valuation services when needed. Changes in fair value and methods for calibration, back testing, and other testing procedures of pricing models are evaluated through analytical review by managers of the responsible Accounting Department quarterly, by the Global Controller at inception and periodically with significant changes. Material valuations are discussed with the Audit Committee at inception and periodically if changes are significant or if impairment charges are recorded. Third-party information is evaluated for consistency with the FASB ASC for fair value measurement through analytical review and in-depth discussions with a variety of valuation experts.

Unobservable inputs are used only to the extent that observable inputs are not available and reflect management assumptions that cannot be corroborated with observable market data about what market participants would use in pricing the asset or liability, including assumptions about risk. Our unobservable inputs consist primarily of expected cash flows, stock price volatility, and other rates derived through extrapolation or interpolation. These inputs are developed based on the best information available, including trends deduced from available historical information and future expectations, using company specific data and market or industry published data. These inputs are validated for reasonableness by analytic comparison to other relevant valuation statistics whenever possible. Unobservable inputs depend on the facts and circumstances specific to a given asset or liability and require significant professional judgment.

9.                FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $23.0 million at March 31, 2012 and $13.9 million at September 30, 2011.

In May 2007, we executed five-year forward contracts designated as fair value hedges to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). In conjunction with the early redemption of this CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. The notional amount of these foreign currency contracts totaled $6.4 million and there was no ineffectiveness during the three and six months ended March 31, 2012 and 2011.

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

Presentation of Derivative Amounts

	March 31,	September 30,
Balance Sheet Location and Fair Value	2012	2011
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.1	$0.4
Foreign currency contracts: Other accrued liabilities	0.3	-
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	84.7	90.4
Interest rate swaps: Long-term debt	86.8	93.2

	Quarters Ended		Six Months Ended
	March 31,		March 31,
Income Statement Location and Gain (loss)	2012	2011	2012	2011
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.1	$0.6	$0.6	$1.3
Designated Hedges
Interest rate swap - ineffectiveness: Other income (expense)	$0.6	$(0.2)	$0.9	$0.3
Interest rate swap - effectiveness: Interest expense	6.3	4.8	12.2	9.4

10.              CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

	March 31,	September 30,
	2012	2011
Credit facilities	$-	$-
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,650.0	1,650.0
Discounts:
3.25% Convertible Notes	(77.1)	(93.5)
7.5% Bonds	(2.2)	(2.3)
5.5% Bonds	(1.1)	(1.1)
Swap fair value adjustments:
7.5% Bonds	58.2	61.8
5.5% Bonds	28.6	31.4
Total outstanding debt, net	$1,656.4	$1,646.3

IGT was compliant with all covenants and embedded features required no bifurcation at March 31, 2012.

Credit Facilities

At March 31, 2012, no amounts were outstanding under our domestic credit facility, $726.4 million was available, and $23.6 million was reserved for letters of credit and performance bonds. Our foreign credit facility in Australia was terminated in April 2012.

3.25% Convertible Notes

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Contractual interest expense	$6.9	$6.9	$13.8	$13.8
Discount amortization	8.3	7.6	16.4	15.0

Bonds

Interest rate swaps executed in conjunction with our Bonds are described in Note 9.

11.             CONTINGENCIES

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims.   Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.  The Company expenses legal fees as incurred.  The Company records a provision for contingent losses when it is both probable that a liability  will be incurred and the amount or range of the loss can be reasonably estimated.   An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denies these allegations. Pursuant to stipulation of the parties, all claims and counterclaims, except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 (“the ‘983 patent”), have been dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims were stayed.

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

On April 28, 2010, the court entered an order dismissing without prejudice Bally’s remaining counterclaims (antitrust, unfair competition and intentional interference with business relationships) and entered final judgment in favor of IGT and against the Bally defendants and Bally appealed.

On October 6, 2011, the United States Federal Circuit Court of Appeals affirmed the judgment in favor of IGT and against Bally.  A trial to determine the amount of damages incurred by IGT, and related matters, as a result of Bally's infringement has been scheduled for November 2012.

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

IGT and Aristocrat entered into an agreement, effective September 30, 2011, settling the lawsuit and on October 4, 2011, the court entered an order dismissing the lawsuit.  In connection with the settlement, IGT granted Aristocrat a non-exclusive license to certain IGT patents. IGT and Aristocrat are currently involved in arbitration concerning Aristocrat’s payment of royalties under the license agreement.

Rice (formerly Piercey) v Atlantic Lotteries

On May 11, 2010, Atlantic Lottery Corporation commenced an action against International Game Technology, VLC, Inc. and IGT-Canada, wholly-owned subsidiaries of International Game Technology, and other manufacturers of video lottery machines in the Supreme Court of New Foundland and Labrador seeking indemnification for any damages that may be awarded against Atlantic Lottery Corporation in a class action suit also filed in the Supreme Court of New Foundland and Labrador.  In December 2011, the plaintiff filed a motion seeking leave to substitute a new plaintiff in place of Rice and to make certain amendments to plaintiff’s statement of claim.  In January 2012, Atlantic Lottery Corporation filed a motion to dismiss the action for abuse of process. By a decision, dated April 5, 2012, the Court granted defendants’ motion to strike plaintiff’s statement of claim, terminating the action.

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

The parties have settled this action.  On February 1, 2012, at the direction of the Court, the plaintiffs filed a Notice of Pending Settlement. On March 28, 2012, the parties submitted to the Court a stipulation to settle the litigation for a payment of $12.5 million which will be covered by insurance. On March 30, 2012 the Court issued an order of preliminary approval.  At March 31, 2012, we recorded $12.5 million in other accrued liabilities with a corresponding insurance receivable in current other assets.

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

The complaints additionally alleged that certain individual defendants engaged in insider trading and that the director defendants improperly handled Thomas J. Matthews’ resignation as Chief Executive Officer of the Company. The actions were consolidated and subsequently a consolidated derivative complaint was filed in December 2009. Defendants moved to dismiss that complaint. On July 6, 2010, the Court granted the defendants’ motion to dismiss, with leave to amend.  After plaintiffs elected not to amend, the court entered judgment in favor of the defendants.  The plaintiff in Israni v. Bittman, et al. appealed to the US Court of Appeals for the Ninth Circuit. On April 2, 2012, the appeals court affirmed the district court’s decision dismissing the action.

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

In February 2011, another shareholder sent a letter to the Company’s Board of Directors requesting that the Board investigate allegations similar to those set forth in the derivative actions described above and bring a lawsuit against various of the Company’s current or former officers and directors. In response the Board of Directors formed a litigation committee comprised of disinterested outside directors and assisted by outside counsel to investigate and evaluate the allegations raised in this letter. At the conclusion of this investigation, the committee concluded and recommended that it would not be in the best interests of the Company or its shareholders to pursue the proposed claims. The Board considered and accepted this recommendation and the Company informed the shareholder of the Board’s resolution in September 2011. On March 15, 2012, the shareholder filed a derivative action in state court in Reno, Nevada (Gusinsky v. Thomas J. Matthews, et. al.), Second Judicial Court of the State of Nevada.

On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255.  The claims and allegations in this complaint are similar to those asserted in the securities class action and derivative actions described above.  A motion to dismiss has been filed. On March 14, 2012, defendants’ motion to dismiss the action was granted.

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

The consolidated complaint is based on allegations similar to those in the securities and derivative lawsuits described above, and further alleges that the defendants breached fiduciary duties to plan participants by failing to disclose material facts to plan participants, failing to exercise their fiduciary duties solely in the interest of the participants, failing to properly manage plan assets, and permitting participants to elect to invest in Company stock. In March 2011, defendants’ motion to dismiss the consolidated complaint was granted in part and denied in part.  On March 16, 2012, the Court denied plaintiff’s motion for class certification.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at March 31, 2012 totaled $22.2 million.

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

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $14.6 million at March 31, 2012. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $9.0 million at March 31, 2012.

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

Six Months Ended March 31,	2012	2011
Beginning balance	$6.2	$9.3
Reduction for payments made	(2.8)	(3.3)
Accrual for new warranties issued	4.4	4.9
Adjustments for pre-existing warranties	(2.9)	(2.3)
Ending balance	$4.9	$8.6

12.             INCOME TAXES

Our provision for income taxes is based on an estimated effective annual income tax rate, as well as the impact of discrete items, if any, occurring during the period. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Our effective tax rate for the six months ended March 31, 2012 increased to 35.9% from 32.2% for the same prior year period. The prior year effective tax rate was positively impacted by favorable discrete items including an increase in the manufacturing deduction and the retroactive reinstatement of the R&D tax credit. The current year effective tax rate was negatively impacted by losses in foreign jurisdictions for which there are no associated tax benefits and the expiration of the R&D tax credit.

At March 31, 2012, our gross UTBs totaled $120.8 million, excluding related accrued interest and penalties of $22.0 million. At March 31, 2012, $77.9 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the six months ended March 31, 2012, our UTBs increased $4.4 million and related interest and penalties increased $1.8 million.

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

13.              EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Six Months Ended March 31, 2012

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	15,245	$18.85
Granted	294	16.21
Exercised	(723)	12.12
Forfeited	(364)	16.44
Expired	(1,272)	27.79
Outstanding at end of period	13,180	$18.37	6.4	$17.7

Vested and expected to vest	12,878	$18.42	6.3	$17.3

Exercisable at end of period	7,894	$19.96	5.1	$10.1

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	3,388	$15.26
Granted	2,744	15.14
Vested	(677)	16.58
Forfeited	(389)	14.53
Outstanding at end of period	5,066	$14.98	1.8	$85.1

Expected to vest	4,706	$14.98	1.8	$79.0

Other Information
Shares available for future grant	26.7	million
Unrecognized costs for outstanding awards	$86.6	million
Weighted average future recognition period	1.9	years

14.              EARNINGS PER SHARE

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Income from continuing operations available to common shares	$62.4	$67.7	$112.7	$140.5
Basic weighted average shares outstanding	296.7	298.4	297.0	298.0
Dilutive effect of non-participating share-based awards	1.4	1.5	1.6	1.4
Diluted weighted average common shares outstanding	298.1	299.9	298.6	299.4

Basic EPS from continuing operations	$0.21	$0.22	$0.38	$0.47
Diluted EPS from continuing operations	$0.21	$0.22	$0.38	$0.47

Shares excluded from diluted EPS as the effect would be anti-dilutive:
Share-based awards	11.4	16.5	11.6	16.6
Notes	42.6	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

15.             OTHER COMPREHENSIVE INCOME

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$61.9	$69.6	$111.2	$143.3
Currency translation adjustments	13.3	9.3	19.4	9.5
Investment unrealized gains (losses)	(0.1)	1.0	(0.3)	0.5
Comprehensive income	$75.1	$79.9	$130.3	$153.3

16.              BUSINESS SEGMENTS

We view our business in the following two operating segments:

•	North America includes our operations associated with customers located in the US and Canada
•	International includes our operations associated with customers located in all other jurisdictions

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to any operating segment, primarily  comprised of general and administrative costs and other income (expense). We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs included in one segment may benefit other segments. Realignment of our business development and administrative functions, as well as discontinued operations, results in ongoing changes to the allocations of operating costs amongst our operating segments. Prior period operating income presented below was recast accordingly.

Business Segments Financial Information

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
NORTH AMERICA
Revenues	$415.5	$367.9	$738.2	$719.6
Gaming operations	254.7	232.9	474.3	450.9
Product sales	160.8	135.0	263.9	268.7
Gross profit	243.1	215.8	427.5	425.8
Gaming operations	150.9	141.3	281.1	275.3
Product sales	92.2	74.5	146.4	150.5
Operating income	123.1	121.3	215.7	234.8

INTERNATIONAL
Revenues	$125.7	$109.1	$248.6	$208.6
Gaming operations	45.7	36.9	90.7	71.8
Product sales	80.0	72.2	157.9	136.8
Gross profit	70.5	66.8	138.1	126.2
Gaming operations	30.7	26.1	60.9	51.0
Product sales	39.8	40.7	77.2	75.2
Operating income	27.9	32.4	59.9	61.5

CORPORATE (unallocated)
Operating expenses	$(33.0)	$(25.6)	$(57.7)	$(48.0)

CONSOLIDATED
Revenues	$541.2	$477.0	$986.8	$928.2
Gaming operations	300.4	269.8	565.0	522.7
Product sales	240.8	207.2	421.8	405.5
Gross profit	313.6	282.6	565.6	552.0
Gaming operations	181.6	167.4	342.0	326.3
Product sales	132.0	115.2	223.6	225.7
Operating income	118.0	128.1	217.9	248.3

17.              BUSINESS ACQUISITIONS

Pro forma information was not provided, as these acquisitions were not material to our consolidated financial statements. Both were presented as components of our North America gaming operations.

Double Down Interactive LLC.

On January 20, 2012, we acquired 100% of Seattle based Double Down Interactive LLC., developer and operator of the virtual currency DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers all around the world. This strategic acquisition is expected to establish IGT’s position in casino-style social gaming and strengthen our core business with added distribution channels for IGT game content.

Our initial investment of $250.9 million, net of cash acquired, included $225.0 million paid through March 2012, $0.9 million paid in April 2012, and $25.0 million held back for 18 months to provide a source of recovery in the event of certain indemnification claims. Total potential consideration of $500.9 million, net of cash acquired, also provides for maximum earn-out payments of $165.0 million over the next three years dependent on financial performance targets and maximum employee retention payments of $85.0 million to certain DoubleDown employees over the two years following the acquisition.

The estimated fair value of $90.7 million for the earn-out consideration at the acquisition date was included in the capitalized purchase price of $341.6 million, net of cash acquired. The retention payments were not included in the capitalized purchase price and will be recorded, along with earn-out fair value adjustments as operating expenses in a separate line for contingent acquisition related costs. Fair value amounts were determined using DCF based on probability-weighted earnings projections and a risk adjusted discount rate of 19%. See Note 8 regarding adjustments for future changes in the earn-out fair value.

The following allocation of purchase consideration is provisional pending completion of the business valuation:
•	tangible assets of $7.2 million
•	identifiable intangible assets of $109.2 million
•	goodwill of $227.9 million related to non-separable intangibles and is deductible for tax purposes
•	liabilities of $2.7 million

Professional fees recorded in SG&A for this acquisition totaled $5.4 million through March 31, 2012.

Revenue Recognition

DoubleDown operates online social casino games and generates revenue from the sale of virtual casino chips within those games.  Revenues are recognized ratably over the estimated average period in which the chips are consumed based on historical data analysis.  Because DoubleDown is the principal, responsible for all aspects of the casino services and sale of virtual goods to the player, revenues were recorded on a gross basis and payment processing fees paid to Facebook were recorded within cost of gaming operations. This determination is subject to judgment and may change depending on the circumstances surrounding the substance or nature of transactions.

BringIt, Inc.

In February 2012, IGT acquired BringIt, Inc., for its gaming technology and expertise for total cash consideration of $8.1 million allocated primarily to non-deductible goodwill related to non-separable intangibles of $6.7 million and developed technology of $0.8 million. Additionally, IGT agreed to pay $2.0 million contingent on the retention of three key employees over the two years following the acquisition, which was not included in the capitalized purchase price and will be recorded as operating expenses in a separate line for contingent acquisition related costs.

18.              DISCONTINUED OPERATIONS

UK Barcrest Group

We sold our UK Barcrest Group in September 2011 and the total consideration remains subject to contingent consideration related to certain customer arrangements and potential indemnification obligations. Additional gain or loss on the sale may be recorded in the future as these outstanding items are resolved. The Barcrest Group results of operations were classified in discontinued operations for all periods presented.

Japan

The results of discontinued operations also included our international operations in Japan, which closed during 2010.  The resolution of an outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

	Quarters Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$-	$15.3	$-	$28.9

Income before tax	$-	$2.8	$-	$4.0
Income tax provision	-	(0.9)	-	(1.2)
Income from discontinued operations, net of tax	-	1.9	-	2.8

Loss on divestiture before tax	(0.8)	-	(2.4)	-
Income tax benefit	0.3	-	0.9	-
Loss on divestiture, net of tax	(0.5)	-	(1.5)	-

Income (loss) from discontinued operations, net of tax	$(0.5)	$1.9	$(1.5)	$2.8

Summary of Assets and Liabilities of Discontinued Operations

At March 31, 2012 there was $0.2 million in current assets and current liabilities of discontinued operations totaling $5.7 million were presented as a component of other accrued liabilities. At September 31, 2011 $5.7 million was presented as current liabilities of discontinued operations.

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

Our MDA is organized into the following sections:
•	OVERVIEW
•	CONSOLIDATED RESULTS
•	BUSINESS SEGMENT RESULTS
•	LIQUIDITY AND CAPITAL RESOURCES
•	RECENTLY ISSUED ACCOUNTING STANDARDS
•	CRITICAL ACCOUNTING ESTIMATES

Unless otherwise indicated in this report:
•	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
•
italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

•	references to years relate to our fiscal years ending September 30
•	current refers to the fiscal periods (second quarter and six months) ended March 31, 2012
•	Note refers to the Notes of our Consolidated Financial Statements in Item 1 of this report
•	references to EPS are on a diluted basis
•	table amounts are presented in millions, except units and EPS
•	discussion and analysis relates to results for continuing operations of the current fiscal periods as compared with the prior year fiscal periods

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our ability to successfully introduce new products and their impact on replacement demand
•	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
•	our expected future financial and operational performance
•	our strategic and operational plans
•	our leadership position in the gaming industry

•	the advantages offered to customers by our anticipated products and product features
•	gaming growth, expansion, and new market opportunities
•	expected trends in the demand for our products
•
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

OVERVIEW

International Game Technology is a global company specializing in the design, development, manufacture, and marketing of electronic gaming equipment and systems products, including online and mobile solutions, for regulated gaming markets and social gaming markets. We are a leading supplier of gaming products in substantially all legal jurisdictions worldwide and provide a diverse offering of quality products and services at competitive prices, designed to increase the potential for gaming operator profit and enhance the player’s experience.

We manage our operations in two geographic business segments, North America and International, with certain unallocated income and expenses managed at the corporate level. See BUSINESS SEGMENT RESULTS below and Note 16.

Industry Update

The gaming industry was and continues to be negatively impacted by reduced discretionary spending from consumers (players), which in turn reduces spending by our customers (casinos & other gaming operators). A weakened global operating environment has resulted in fewer new casino openings and expansions, along with lower replacement demand due to constrained capital budgets. We believe replacement demand will improve as the economy recovers and our customer’s capital budgets are increased. We also expect increased demand from new casino openings and expansions in the long-term, as new gaming markets develop in both land-based and online jurisdictions. As the North America market matures, we believe International markets will offer greater prospects for growth. Although the breadth and timing of these opportunities remains uncertain, we expect to see slight improvement in overall buying demand for 2012 compared to the prior year.

Strategic Objectives

We continue to partner with our customers in an effort to deliver stronger relationships and innovative gaming products and services. For 2012, we remain focused on the following strategic short-term and long-term objectives designed to improve our business and shareholder value:

Increase Velocity of Revenue Growth by improving global scalability, increasing our international sales presence, and developing games more aligned with local player preferences.

Continuously Improve Operating Margins by expanding global process efficiencies and leveraging operating expenses.

Develop Next Generation Platforms that will extend IGT offerings beyond our historical product and customer set, as well as converge and connect player experiences across multiple distribution channels.

Leverage Cash Flows by investing in future growth and platforms, as well as returning capital to shareholders through dividends and share repurchases.

Energize Interactive Business by securing significant online poker customers and increasing our presence in casino-style social gaming.

DoubleDown

In January 2012, we acquired Seattle based Double Down Interactive LLC., developer and operator of the virtual currency DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers around the world. This strategic acquisition is expected to establish IGT’s position in casino-style social gaming and strengthen our core business with added distribution channels for IGT game content. DoubleDown increased its monthly active users by 24% from December 2011 to March 2012. DoubleDown was presented as a component of North America gaming operations. See Note 17.

Summary of Results

	Quarters Ended March 31,		Favorable	Six Months Ended March 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
Revenues	$541.2	$477.0	13%	$986.8	$928.2	6%
Gaming operations	300.4	269.8	11%	565.0	522.7	8%
Product sales	240.8	207.2	16%	421.8	405.5	4%
Gross profit	$313.6	$282.6	11%	$565.6	$552.0	2%
Margin	58%	59%	-2%	57%	59%	-3%

Operating income	$118.0	$128.1	-8%	$217.9	$248.3	-12%
Margin	22%	27%	-19%	22%	27%	-19%

Income from continuing operations	62.4	$67.7	-8%	$112.7	$140.5	-20%
Discontinued operations (see Note 18)	(0.5)	1.9	*	(1.5)	2.8	*
Net income	61.9	69.6	-11%	111.2	143.3	-22%

EPS
Continuing operations	$0.21	$0.22	-5%	$0.38	$0.47	-19%
Discontinued operations	-	0.01	*	(0.01)	0.01	*
Net income	$0.21	$0.23	-9%	$0.37	$0.48	-23%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues improved in both gaming operations and product sales. Product sales revenues increased $33.6 million primarily due to increased units recognized (up 13%) and increases in average sales price per unit (up 8%). Increased unit sales were driven primarily by higher replacement demand. Gaming operations revenues increased $30.6 million primarily due to added contributions from our recently acquired interactive businesses of $25.5 million and from installed base growth in lease operations. Interactive businesses acquired included Entraction in late June 2011 and DoubleDown in late January 2012.

Gross margin decline was primarily due to increased costs and product mix changes in both gaming operations and product sales. Cost of gaming operations included $2.3 million for the amortization of acquired intangibles primarily related to DoubleDown.

Operating income decreased primarily due to increased interactive expenses, including additions from recent interactive acquisitions. Operating expenses included $20.1 million of acquisition related charges primarily from DoubleDown and $3.1 million related to a distributor cancellation settlement. Income from continuing operations also benefited from lower interest expense.

For a more in-depth analysis of these results, see CONSOLIDATED AND BUSINESS SEGMENT RESULTS directly following this OVERVIEW.

Six months ended March 31, 2012 compared to six months ended March 31, 2011

Revenues improved in both gaming operations and product sales. Product sales revenues increased $16.3 million primarily due to increased units recognized (up 1%) and increases in average sales price per unit (up 10%). Increased unit sales were driven primarily by higher replacement demand. Gaming operations revenues increased $42.3 million primarily due to added contributions from our recently acquired interactive businesses of $30.1 million and from installed base growth in lease operations.

Gross margin decline was primarily due to increased costs and product mix changes in both gaming operations and product sales. Cost of gaming operations included $2.3 million for the amortization of acquired intangibles primarily related to DoubleDown.

Operating income decreased primarily due to increased interactive expenses, including additions from recent interactive acquisitions. Operating expenses included $21.3 million of acquisition related charges primarily from DoubleDown and $3.1 million related to a distributor cancellation settlement. Income from continuing operations also benefited from lower interest expense, partially offset by prior year investment gains.

For a more in-depth analysis of our these results, see CONSOLIDATED AND BUSINESS SEGMENT RESULTS directly following this OVERVIEW.

CONSOLIDATED RESULTS

	Quarter Ended March 31,		Favorable (Unfavorable)		Six Months Ended March 31,		Favorable (Unfavorable)
	2012	2011	Amount	%	2012	2011	Amount	%
GAMING OPERATIONS
Installed base	56,100	52,500	3,600	7%	56,100	52,500	3,600	7%
North America	42,700	40,500	2,200	5%	42,700	40,500	2,200	5%
International	13,400	12,000	1,400	12%	13,400	12,000	1,400	12%
Revenues	$300.4	$269.8	$30.6	11%	$565.0	$522.7	$42.3	8%
North America	254.7	232.9	21.8	9%	474.3	450.9	23.4	5%
International	45.7	36.9	8.8	24%	90.7	71.8	18.9	26%
Gross margin	60%	62%	(2)	-3%	61%	62%	(1)	-2%
North America	59%	61%	(2)	-3%	59%	61%	(2)	-3%
International	67%	71%	(4)	-6%	67%	71%	(4)	-6%
PRODUCT SALES
Units recognized (1)	10,200	9,000	1,200	13%	17,500	17,300	200	1%
North America	6,800	5,700	1,100	19%	10,600	10,800	(200)	-2%
International	3,400	3,300	100	3%	6,900	6,500	400	6%
Units shipped (2)	10,500	8,900	1,600	18%	17,000	16,400	600	4%
North America	6,700	5,300	1,400	26%	10,200	9,800	400	4%
International	3,800	3,600	200	6%	6,800	6,600	200	3%
Revenues	$240.8	$207.2	$33.6	16%	$421.8	$405.5	$16.3	4%
North America	160.8	135.0	25.8	19%	263.9	268.7	(4.8)	-2%
International	80.0	72.2	7.8	11%	157.9	136.8	21.1	15%
Gross margin	55%	56%	(1) pp	-2%	53%	56%	(3) pp	-5%
North America	57%	55%	2 pp	4%	55%	56%	(1) pp	-2%
International	50%	56%	(6) pp	-11%	49%	55%	(6) pp	-11%

(1) correlates with revenues recognized; (2) includes deferred revenue units

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Gaming operations revenues improved in both regional segments mainly due to added contributions from our recently acquired interactive businesses of $25.5 million and from installed base growth in lease operations. Overall, our installed base grew 7%, primarily in lease operations. Gross margin declined primarily due to higher expenses, including depreciation, and a greater mix of interactive and lower-yield units. Jackpot expense decreased $4.1 million, primarily due to variations in slot play, partially offsetting higher expenses.

Product sales revenues increased $33.6 million primarily due to increased units recognized (up 13%) and increases in average sales price per unit (up 8%). Increased unit sales were driven primarily by higher replacement demand. Gross margin declined primarily due to higher international machine costs partially offset by lower North America machine costs, and an overall lower mix of higher margin non-machine sales.

Six months ended March 31, 2012 compared with six months ended March 31, 2011

Gaming operations revenues improved in both regional segments mainly due to added contributions from our recently acquired interactive businesses of $30.1 million and from installed base growth in lease operations. Overall, our installed base grew 7%, primarily in lease operations. Gross margin declined primarily due to higher expenses, including depreciation, and a greater mix of interactive and lower-yield units.

Product sales revenues increased $16.3 million primarily due to increased units recognized (up 1%) and increases in average sales price per unit (up 10%). Increased unit sales were driven primarily by higher replacement demand. Gross margin declined primarily due to higher international machine costs partially offset by lower North America machine costs, and an overall lower mix of higher margin non-machine sales.

Deferred revenue decreased $9.0 million during the first six months of 2012 to $50.1 million at March 31, 2012, primarily related to the completion of obligations under multi-element contracts. During the first six months of 2012, we recognized revenues for 1,200 units previously shipped and 700 units shipped for which revenues were deferred, for a net decrease of 500 units in deferred revenue.

Operating Expenses

	Quarter Ended March 31,		Favorable (Unfavorable)		Six Months Ended March 31,		Favorable (Unfavorable)
	2012	2011	Amount	%	2012	2011	Amount	%
Selling, general and administrative	$109.3	$89.1	$(20.2)	-23%	$199.1	$171.3	$(27.8)	-16%
Research and development	55.3	48.7	(6.6)	-14%	102.2	97.6	(4.6)	-5%
Depreciation and amortization	19.3	16.7	(2.6)	-16%	34.7	34.8	0.1	-
Contingent acquisition related costs	11.7	-	(11.7)	-	11.7	-	(11.7)	-
Total operating expenses	$195.6	$154.5	$(41.1)	-27%	$347.7	$303.7	$(44.0)	-14%
Percent of revenues	36%	32%			35%	33%

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Increased operating expense was largely due to initiatives and acquisitions related to our interactive product line of $30.5 million, which included acquisition related charges primarily related to DoubleDown of $11.7 million for contingent retention and earn-out costs, $4.5 million for professional fees, and $3.9 million for the amortization of intangibles. SG&A also included settlement charges of $3.1 million related to the early cancellation of a distributor arrangement. Additionally, operating expenses increased $11.2 million primarily related to higher employee costs, partially offset by lower bad debt provisions (down $3.7 million.) Higher employee costs primarily related to increases in head count, as well as salaries and severance.

Six months ended March 31, 2012 compared with six months ended March 31, 2011

Increased operating expense was largely due to initiatives and acquisitions related to our interactive product line of $35.7 million, which included acquisition related charges primarily related to DoubleDown of $11.7 million for contingent retention and earn-out costs, $5.7 million for professional fees, and $3.9 million for the amortization of intangibles. SG&A also included settlement charges of $3.1 million related to the early cancellation of a distributor arrangement. Additionally, operating expenses increased $14.8 million primarily related to higher employee costs, partially offset by lower bad debt provisions (down $5.6 million) and other reduced depreciation and amortization (down $4.0 million.) Higher employee costs primarily related to increases in head count, as well as salaries and severance.

Other Income (Expense)

	Quarter Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2012	2011	Amount	%	2012	2011	Amount	%
Interest Income	$10.8	$13.3	$(2.5)	-19%	$22.9	$26.6	$(3.7)	-14%
WAP investments	5.1	5.7	(0.6)	-11%	10.3	11.5	(1.2)	-10%
Receivables and investments	5.7	7.6	(1.9)	-25%	12.6	15.1	(2.5)	-17%
Interest Expense	(30.0)	(35.6)	5.6	16%	(60.1)	(71.0)	10.9	15%
WAP jackpot liabilities	(5.1)	(5.7)	0.6	11%	(10.2)	(11.5)	1.3	11%
Borrowings	(16.9)	(22.6)	5.7	25%	(34.0)	(45.0)	11.0	24%
Convertible debt equity discount	(8.0)	(7.3)	(0.7)	-10%	(15.9)	(14.5)	(1.4)	-10%
Other	(2.0)	(1.0)	(1.0)	*	(4.8)	3.4	(8.2)	*
Total other income (expense), net	$(21.2)	$(23.3)	$2.1	9%	$(42.0)	$(41.0)	$(1.0)	-2%

Three months ended March 31, 2012 compared with three months ended March 31, 2011

The favorable variance in total other income (expense) was primarily due to decreased interest expense on lower borrowings, partially offset by lower interest income and foreign currency losses.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Six months ended March 31, 2012 compared with six months ended March 31, 2011

The unfavorable variance in total other income (expense) was primarily due to reduced interest income, lower investment gains, and foreign currency losses, partially offset by decreased interest expense on lower borrowings. Prior year other income included a gain of $4.3 million on the sale of our CLS equity investment.

Income Tax Provision (See Note 12)

	Quarter Ended		Favorable	Six Months Ended		Favorable
	March 31,		(Unfavorable)	March 31,		(Unfavorable)
	2012	2011	Amount	2012	2011	Amount
Income tax provision	$34.4	$37.1	$2.7	$63.2	$66.8	$3.6
Effective tax rate	35.5%	35.4%	(0.1) pp	35.9%	32.2%	(3.7) pp

Our 2012 effective tax rate on income from continuing operations increased largely due to changes in certain discrete tax items. The 2011 provision included favorable discrete tax items of $7.0 million related to our manufacturing deduction and the retroactive reinstatement of the R&D tax credit. In addition, the 2012 provision was negatively impacted by losses in foreign jurisdictions for which there were no associated tax benefits and the expiration of the R&D tax credit.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits.

BUSINESS SEGMENT RESULTS (See Note 16)

NORTH AMERICA

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2012	2011	Amount	%	2012	2011	Amount	%
GAMING OPERATIONS
Installed base (units)	42,700	40,500	2,200	5%	42,700	40,500	2,200	5%
MegaJackpots® (premium brand)	24,500	23,500	1,000	4%	24,500	23,500	1,000	4%
Lease (CDS, racino, other)	18,200	17,000	1,200	7%	18,200	17,000	1,200	7%
Double Down Average User Statistics*
Daily users	1.4
Monthly users	5.0
Revenues	$254.7	$232.9	$21.8	9%	$474.3	$450.9	$23.4	5%
Gross margin	59%	61%	(2) pp	-3%	59%	61%	(2) pp	-3%

PRODUCT SALES
Machine units recognized	6,800	5,700	1,100	19%	10,600	10,800	(200)	-2%
Machine units shipped	6,700	5,300	1,400	26%	10,200	9,800	400	4%
New/expansion	1,700	1,500	200	13%	2,400	2,900	(500)	-17%
Replacement	5,000	3,800	1,200	32%	7,800	6,900	900	13%
Revenues	$160.8	$135.0	$25.8	19%	$263.9	$268.7	$(4.8)	-2%
Machines	101.4	77.8	23.6	30%	160.5	153.3	7.2	5%
Non-machine (systems, parts, other)	59.4	57.2	2.2	4%	103.4	115.4	(12.0)	-10%
Gross margin	57%	55%	2 pp	4%	55%	56%	(1) pp	-2%

TOTAL REVENUES	$415.5	$367.9	$47.6	13%	$738.2	$719.6	$18.6	3%
Gross Margin	59%	59%	- pp	-	58%	59%	(1) pp	-2%
OPERATING INCOME	$123.1	$121.3	$1.8	1%	$215.7	$234.8	$(19.1)	-8%
Margin	30%	33%	(3) pp	-9%	29%	33%	(4) pp	-12%

*as a single application with multiple games, active users equal unique users

Three months ended March 31, 2012 compared with three months ended March 31, 2011

North America gaming operations revenues increased $21.8 million primarily due to contributions from DoubleDown. Gross margin declined primarily due to higher expenses, including depreciation from the increasing mix of newer games, and a greater mix of lower-yield units in our installed base.

North America product sales revenues increased $25.8 million primarily due to increased units recognized (up 19%) and increases in average sales price per unit (up 10%). Increased unit sales were driven primarily by higher replacement demand. Higher average sales price was driven by a favorable mix of premium priced MLD units, which comprised 44% of total units shipped compared to 14% in the prior year quarter. Gross margin improvement was primarily due to lower manufacturing costs mostly related to volume efficiencies.

North America operating income improvement was primarily the result of higher product sales volume and increased interactive revenues in gaming operations, partially offset by higher operating costs. Acquisition related charges primarily related to DoubleDown, added $5.4 million in amortization of intangibles and $11.6 million in contingent retention and earn-out.

Six months ended March 31, 2012 compared with six months ended March 31, 2011

North America gaming operations revenues increased $23.4 million primarily due to added contributions from DoubleDown, as well as installed base growth in MegaJackpots® premium brands and lease operations.  Gross margin declined primarily due to higher expenses, including depreciation from the increasing mix of newer games, and a greater mix of lower-yield units.

North America product sales revenues decreased $4.8 million primarily due to lower non-machine sales and lower units recognized (down 2%) partially offset by increases in average sales price per unit (up 6%). Decreased unit sales were driven primarily by fewer new openings or property expansions. Higher average sales price was driven by a favorable mix of premium priced MLD units, which comprised 49% of total units shipped compared to 8% in the prior year quarter. Non-machine revenues decreased $12.0 million primarily due to lower Advantage® systems sales and lower parts partially due to fewer promotional conversion kits. Gross margin declined primarily due to unfavorable product mix and higher discounts, partially offset by lower manufacturing costs related to volume efficiencies and reduced engineering rework.

Quarterly replacement units can vary widely depending on the timing of customer needs and the level of promotional programs we offer. We expect our 2012 full year replacement units will be approximately flat to slightly improved over 2011.

North America operating income decline was primarily the result of higher operating costs related to the acquisition of DoubleDown and lower product sales.

INTERNATIONAL

	Quarters Ended		Favorable		Six Months Ended		Favorable
	March 31,		(Unfavorable)		March 31,		(Unfavorable)
	2012	2011	Amount	%	2012	2011	Amount	%
GAMING OPERATIONS
Installed base (units)	13,400	12,000	1,400	12%	13,400	12,000	1,400	12%
MegaJackpots® (Premium brand)	3,100	4,000	(900)	-23%	3,100	4,000	(900)	-23%
Lease	10,300	8,000	2,300	29%	10,300	8,000	2,300	29%
Revenues	$45.7	$36.9	$8.8	24%	$90.7	$71.8	$18.9	26%
Gross margin	67%	71%	(4) pp	-6%	67%	71%	(4) pp	-6%

PRODUCT SALES
Machine units recognized	3,400	3,300	100	3%	6,900	6,500	400	6%
Machine units shipped	3,800	3,600	200	6%	6,800	6,600	200	3%
New/expansion	2,000	2,300	(300)	-13%	3,300	3,100	200	6%
Replacement	1,800	1,300	500	38%	3,500	3,500	-	-
Revenues	$80.0	$72.2	$7.8	11%	$157.9	$136.8	$21.1	15%
Machines	59.7	53.3	6.4	12%	116.3	96.4	19.9	21%
Non-machine (systems, parts, other)	20.3	18.9	1.4	7%	41.6	40.4	1.2	3%
Gross margin	50%	56%	(6) pp	-11%	49%	55%	(6) pp	-11%

TOTAL REVENUES	$125.7	$109.1	$16.6	15%	$248.6	$208.6	$40.0	19%
Gross Margin	56%	61%	(5) pp	-8%	56%	60%	(4) pp	-7%
OPERATING INCOME	$27.9	$32.4	$(4.5)	-14%	$59.9	$61.5	$(1.6)	-3%
Margin	22%	30%	(8) pp	-27%	24%	29%	(5) pp	-17%

Three months ended March 31, 2012 compared with three months ended March 31, 2011

International gaming operations revenues increased $4.7 million primarily due to growth in our lease operations installed base and average yield per unit, as well as $4.1 million from added contributions from interactive businesses. Installed base growth in lease operations was partially offset by decreased MegaJackpots® premium brands. Gaming operations gross margin declined primarily due to a greater mix of lower-yield units and higher expenses, including depreciation from the increasing mix of newer games.

International product sales revenues increased $7.8 million primarily due to increased units recognized (up 3%) and increases in average sales price per unit (up 9%) attributed to increased focus on creating customer value with locally attuned content. Additionally, higher systems sales drove non-machine revenue growth. Gross margin declined primarily due to higher freight and warranty costs.

International operating income declined as a result of higher costs, mostly related to Entraction, and charges of $3.1 million related to a distributor cancellation settlement, partially offset by increased revenues.

Six months ended March 31, 2012 compared with six months ended March 31, 2011

International gaming operations revenues increased $10.2 million from added contributions from interactive businesses and $8.7 million from growth in our lease operations installed base and average yield per unit. Gross margin declined primarily due to a greater mix of lower-yield units and higher expenses, including depreciation, from the increasing mix of newer games.

International product sales revenues increased $21.1 million primarily due to higher recognized units (up 6%) and increases in average sales price per unit (up 14%) attributed to increased focus on creating customer value with locally attuned content.  Gross margin declined primarily due to a higher contribution in the prior year from Mexico lease-conversion games that carried atypically high margins, as well as higher freight and warranty costs, and a lower mix of higher-margin non-machine sales.

International operating income decline was primarily the result of higher operating costs related to Entraction, partially offset by higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

Selected Financial Information and Statistics

	March 31,	September 30,
	2012	2011	(Decrease)
Cash and equivalents	$ 271.1	$460.0	$(188.9)
Accounts receivable, net	314.0	320.1	(6.1)
Inventories	90.6	73.0	17.6
Working Capital	667.0	875.2	(208.2)

Trailing-twelve month statistics, excluding discontinued operations:
Days sales outstanding (excluding contracts and notes)	57	60	(3)
Inventory turns	4.6	5.4	(0.8)

At March 31, 2012, our principal sources of liquidity were cash and equivalents and amounts available under Credit Facilities and Indebtedness discussed below. Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities. Foreign subsidiary operations held 50% of our cash and equivalents at March 31, 2012.

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

Cash and equivalents decreased $188.9 million during the six months ended March 31, 2012, primarily due to the use of cash for acquisitions of $233.0 million, primarily DoubleDown, capital expenditures of $123.6 million, share repurchases of $50.1 million, and dividends paid of $35.7 million. These decreases were partially offset by cash generated from operations of $176.7 million, net proceeds from investments and loans of $61.5 million and net employee stock plan proceeds of $14.3 million.

Inventory turns decreased with higher inventory related to customer deliveries anticipated for our third quarter.  Days sales outstanding improved primarily due to lower receivables from increased collections.

Cash Flows Summary

Six months ended March 31, 2012 compared to the six months ended March 31, 2011

			Favorable
	2012	2011	(Unfavorable)
Operations	$176.7	$263.7	$(87.0)
Investing	(295.1)	0.3	(295.4)
Financing	(74.0)	(119.1)	45.1
Effects of exchange rates	3.5	2.6	0.9
Net Change	$(188.9)	$147.5	$(336.4)

Operating Cash Flows

Operating cash flows decreased primarily due to lower earnings and changes in working capital related to business volume and certain timing impacts. Significant variances in cash used by working capital changes included:

•	$32.3 million less cash provided from receivables due to higher concentration of sales occurring towards the end of March 2012

•	$62.0 million more cash used for estimated income tax payments, as 2011 payments were reduced by overpayments from our federal tax return filed during 2010

•	$34.5 million less cash used for jackpot liabilities, which relates to the timing of jackpots and winner payments, volume of play, and interest rate movements

Investing Cash Flows

We used more cash for investing primarily due to increased business acquisitions spend of $233.0 million (see Note 17 for more information about DoubleDown and BringIt), and increased capital expenditures.

			Increase
	2012	2011	(Decrease)
Property, plant and equipment	$34.5	$8.4	$26.1
Gaming operations equipment	87.1	80.2	6.9
Intellectual property	2.0	0.7	1.3
Total capital expenditures	$123.6	$89.3	$34.3

Financing Cash Flows

Decreased cash used for financing was primarily related to decreased debt repayments, partially offset by share repurchases.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At March 31, 2012, no amounts were outstanding on our domestic credit facility, $726.4 million was available, and $23.6 million was reserved for letters of credit and performance bonds. Our foreign credit facility in Australia was terminated in April 2012. We were in compliance with all debt covenants at March 31, 2012, with an interest coverage ratio of 12.6:1 and a net funded debt leverage ratio of 2.1:1.

The domestic credit facility interest rates and facility fees are based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. At March 31, 2012, our interest rate was LIBOR plus 102.5 bps on borrowings with a facility fee of 22.5 bps. In May 2012, these interest rates will increase to LIBOR plus 122.5 bps on borrowings and a facility fee of 27.5 bps due to our net funded debt leverage ratio exceeding 2.0:1.

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

FINANCIAL CONDITION

	March 31,	September 30,	Increase
	2012	2011	(Decrease)
Assets	$4,348.5	$4,154.4	$194.1
Liabilities	2,837.7	2,709.6	128.1
Total Equity	1,510.8	1,444.8	66.0

Changes During The Six Months Ended March 31, 2012

Total assets increased primarily due to increases related to business acquisitions (see Note 17) of $239.2 million in goodwill and $84.1 million in intangible assets, net of amortization, as well as increases in customer financing of $32.1 million and net property, plant and equipment of $29.9 million, partially offset by a decrease in cash of $188.9 million.

Liabilities increased primarily due to increases related to business acquisitions of $97.2 million in other liabilities and $64.2 million in other accrued liabilities, partially offset by decreases in accrued employee benefits of $18.2 million and $13.9 million in accounts payable.  Total equity increased primarily due to earnings partially offset by treasury share repurchases.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At March 31, 2012, there were no recently issued accounting standards that are expected to have a material impact on our financial statements.  See Note 1.

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

The Company’s market risk profile has not changed materially during the first six months of 2012 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

DoubleDown was excluded from our assessment of internal control over financial reporting at March 31, 2012, because it was acquired in January 2012. DoubleDown represents approximately 8% of consolidated assets, 4% and 2%, respectively, of consolidated revenues as of and for the three months and six months, respectively, ended March 31, 2012.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material legal proceedings, see Note 11, which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2011 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables, including in connection with contract financing we provide to customers, which has increased in amount in fiscal 2012 as a result of a competitive marketplace and a challenging economic recovery.

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

Competition in the gaming industry is intense due to the increasing number of providers, combined with the limited number of operators and jurisdictions in which they operate. This combination of a growing number of providers and a limited number of operators has resulted in an increased focus on price to value.  To compete effectively, providers must offer innovative products, with increasing features and functionality benefiting the operators along with game content appealing to the end player, at prices and, in certain cases, finacing terms that are attractive to operators.

Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry. In addition, the level of competition among equipment providers has increased significantly due to consolidation among casino operators and cutbacks in capital spending by casino operators resulting from the economic downturn and decreased player spend.

Our online operations are also subject to intense competition. In particular, the online virtual casino operated by DoubleDown is relatively new, has lower barriers to entry, and new competitors are likely to emerge, some of which may be operated by social gaming companies with a larger base of existing users, or by casino operators with more experience in operating a casino. If the products offered through our online businesses do not maintain their popularity, or fail to grow in a manner that meets our expectations, our results of operations and financial condition could be harmed.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks.  A significant portion of our revenues is derived from our International business segment.  Developments such as noted below could adversely affect our financial condition and results of operations:

•	social, political or economic instability
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements
•	the effects that evolving regulations regarding data privacy may have on our online operations
•	tariffs and other trade barriers
•	fluctuations in foreign exchange rates outside the US
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
•	expropriation, nationalization and restrictions on repatriation of funds or assets
•	difficulty protecting our intellectual property
•	recessions in foreign economies
•	difficulties in maintaining foreign operations
•	changes in consumer tastes and trends
•	acts of war or terrorism
•	US government requirements for export

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

DoubleDown Casino®, which is our online virtual casino offering, operates almost entirely through Facebook.  Consequently, our operating platform, growth prospects and future revenues from this online offering are dependent on our relationship with Facebook.  While DoubleDown has historically maintained a good relationship with Facebook, our online virtual casino offering would suffer if we are unable to continue this relationship in the future.

In addition, our relationship with Facebook is not governed by a contract, but rather by Facebook’s standard terms and conditions for application developers. Facebook modifies these terms and conditions as well as its privacy policies from time to time, and any future changes, including any changes required as a result of government regulation, could have a material adverse impact on our business.  For example, if Facebook were to increase the fees that it charges application developers, our gross profit and operating income would suffer.  Additionally, if users were to limit our ability to use their personal information, or if Facebook were to develop competitive offerings, either on its own or in cooperation with another competitor, our growth prospects would be negatively impacted.

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

Periods of 2012 second quarter	Total (a) Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
January 1 - January 28, 2012	0.1	$16.03	0.1	$443.2
January 29 - February 25, 2012	1.5	$15.38	1.5	419.7
February 26 - March 31, 2012	1.3	$15.42	1.3	$400.0
Total	2.9	$15.43	2.9
(a) Includes 5,300 of restricted shares or units tendered by employees at fair value at vesting for tax withholding obligations

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

2.1*	Unit Purchase Agreement, dated January 12, 2012, by and among IGT, Double Down Interactive LLC, the Sellers a party thereto, and Gregory Enell, as Sellers’ Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Certain schedules and exhibits referenced in the Unit Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 9, 2012

INTERNATIONAL GAME TECHNOLOGY

By: /s/ John Vandemore

John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)