Form 10-Q
period 2012-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2012-08-08
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 6, 2012:
267.1 million shares of common stock at $.00015625 par value.

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates--actual:	Fiscal dates--as presented:
June 30, 2012	June 30, 2012
July 2, 2011	June 30, 2011
October 1, 2011	September 30, 2011

Abbreviation/term	Definition
Anchor	Anchor Gaming
APIC	additional paid-in-capital
ASP	average sales price (machines)
ASR	accelerated share repurchase transaction
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CCSC	Colorado Central Station Casino
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
Entraction	Entraction Holding AB
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IFRS	International Financial Reporting Standards
IP	intellectual property
IRS	Internal Revenue Service
LatAm	Mexico and South/Central America
LIBOR	London inter-bank offered rate
MDA	management’s discussion and analysis of financial condition and results of operations
MLD®	Multi-layer-display
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
WAP	wide area progressive
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Interim Financial Statements

CONSOLIDATED INCOME STATEMENTS		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	13

6.	PROPERTY, PLANT AND EQUIPMENT	13

7.	GOODWILL AND OTHER INTANGIBLES	13

8.	FAIR VALUE MEASUREMENTS	14

9.	FINANCIAL DERIVATIVES	16

10.	CREDIT FACILITIES AND INDEBTEDNESS	17

11.	CONTINGENCIES	18

12.	INCOME TAXES	24

13.	EMPLOYEE BENEFIT PLANS	24

14.	EARNINGS PER SHARE	25

15.	OTHER COMPREHENSIVE INCOME	26

16.	BUSINESS SEGMENTS	26

17.	BUSINESS ACQUISITIONS	27

18.	DISCONTINUED OPERATIONS	28

See accompanying notes

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
(In millions, except per share amounts)
Revenues
Gaming operations	$301.2	$267.4	$866.2	$790.1
Product sales	231.6	221.6	653.4	627.1
Total revenues	532.8	489.0	1,519.6	1,417.2
Costs and operating expenses
Cost of gaming operations	123.0	102.8	346.0	299.2
Cost of product sales	107.2	97.6	305.4	277.4
Selling, general and administrative	104.9	82.5	303.8	253.8
Research and development	55.1	48.5	157.3	146.1
Depreciation and amortization	21.1	16.8	55.8	51.6
Contingent acquisition related costs	26.0	-	37.8	-
Total costs and operating expenses	437.3	348.2	1,206.1	1,028.1
Operating income	95.5	140.8	313.5	389.1
Other income (expense)
Interest income	11.0	13.3	33.9	40.0
Interest expense	(30.8)	(30.5)	(90.9)	(101.5)
Other	(1.6)	(1.9)	(6.4)	1.4
Total other income (expense)	(21.4)	(19.1)	(63.4)	(60.1)
Income from continuing operations before tax	74.1	121.7	250.1	329.0
Income tax provision	27.2	29.9	90.5	96.7
Income from continuing operations	46.9	91.8	159.6	232.3
Loss from discontinued operations, net of tax	(0.3)	(4.9)	(1.8)	(2.1)
Net income	$46.6	$86.9	$157.8	$230.2

Basic earnings (loss) per share
Continuing operations	$0.16	$0.31	$0.54	$0.78
Discontinued operations	-	(0.02)	(0.01)	(0.01)
Net income	$0.16	$0.29	$0.53	$0.77

Diluted earnings (loss) per share
Continuing operations	$0.16	$0.30	$0.54	$0.77
Discontinued operations	-	(0.01)	(0.01)	-
Net income	$0.16	$0.29	$0.53	$0.77

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding
Basic	292.7	299.2	295.6	298.4
Diluted	294.3	300.7	297.2	299.9

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
Assets
Current assets
Cash and equivalents	$241.3	$460.0
Restricted cash and investment securities	84.1	89.6
Restricted cash and investment securities of VIEs	2.1	2.4
Jackpot annuity investments	47.3	48.7
Jackpot annuity investments of VIEs	13.6	14.5
Accounts receivable, net	270.4	320.1
Current maturities of contracts and notes receivable, net	213.0	167.1
Inventories	104.0	73.0
Deferred income taxes	68.8	97.1
Other assets and deferred costs	140.4	137.4
Total current assets	1,185.0	1,409.9
Property, plant and equipment, net	563.7	552.1
Jackpot annuity investments	258.9	271.8
Jackpot annuity investments of VIEs	46.5	52.8
Contracts and notes receivable, net	140.0	126.4
Goodwill	1,463.9	1,231.4
Other intangible assets, net	235.7	170.4
Deferred income taxes	114.1	84.6
Other assets and deferred costs	259.1	255.0
Total Assets	$4,266.9	$4,154.4
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$100.2	$103.0
Jackpot liabilities, current portion	146.6	143.0
Accrued employee benefits	29.8	38.9
Accrued income taxes	10.6	3.2
Dividends payable	17.1	17.8
Other accrued liabilities	275.5	228.8
Total current liabilities	579.8	534.7
Long-term debt	1,969.8	1,646.3
Jackpot liabilities	338.3	365.4
Other liabilities	267.2	163.2
Total Liabilities	3,155.1	2,709.6
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 343.4 and 341.9 issued; 272.8 and 297.4 outstanding	0.1	0.1
Additional paid-in capital	1,497.4	1,542.5
Treasury stock at cost: 70.6 and 44.4 shares	(1,252.8)	(855.2)
Retained earnings	868.8	763.8
Accumulated other comprehensive income	(1.7)	(8.8)
Total IGT Shareholders' Equity	1,111.8	1,442.4
Noncontrolling Interests	-	2.4
Total Equity	1,111.8	1,444.8
Total Liabilities and Shareholders' Equity	$4,266.9	$4,154.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,	2012	2011
(In millions)
Operating
Net income	$157.8	$230.2
Adjustments:
Depreciation and amortization	179.3	167.3
Contingent earn-out consideration	11.1	-
Discounts and deferred issuance costs	30.6	33.6
Share-based compensation	25.4	32.0
Net loss on disposal and impairment	1.5	10.7
Excess tax benefits from employee stock plans	(2.4)	(2.9)
Other non-cash items	6.9	(8.2)
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(24.6)	15.1
Inventories	(14.4)	(2.3)
Accounts payable and accrued liabilities	14.5	(46.0)
Jackpot liabilities	(38.5)	(81.0)
Income taxes, net of employee stock plans	(4.1)	73.2
Other assets and deferred costs	(16.1)	27.0
Net operating cash flows	327.0	448.7
Investing
Capital expenditures	(170.8)	(155.1)
Proceeds from assets sold	20.4	14.7
Jackpot annuity investments, net	36.7	42.8
Changes in restricted cash	6.7	22.9
Loans receivable cash advanced	(0.8)	(0.5)
Loans receivable payments received	22.3	24.4
Proceeds from unconsolidated affiliates	9.2	16.5
Business acquisitions, net of cash acquired	(233.9)	(105.9)
Net investing cash flows	(310.2)	(140.2)
Financing
Debt proceeds	280.0	95.0
Debt repayments	-	(195.0)
Debt issuance costs	-	(4.4)
Employee stock plan proceeds	12.7	30.5
Excess tax benefits from employee stock plans	2.4	2.9
Share repurchases and forward contracts	(475.1)	(25.0)
Noncontrolling interest acquired	(2.5)	-
Dividends paid	(53.5)	(53.8)
Net financing cash flows	(236.0)	(149.8)
Foreign exchange rates effect on cash and equivalents	0.5	(0.8)
Net change in cash and equivalents	(218.7)	157.9
Beginning cash and equivalents	460.0	158.4
Ending cash and equivalents	$241.3	$316.3

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of gaming operations, cost of product sales and discontinued operations.

Nine Months Ended June 30,	2012	2011
(In millions)
Jackpot funding
Change in jackpot liabilities	$(38.5)	$(81.0)

Jackpot annuity purchases	(8.2)	(3.9)
Jackpot annuity proceeds	44.9	46.7
Net change in jackpot annuity investments	36.7	42.8
Net jackpot funding	$(1.8)	$(38.2)
Capital expenditures
Property, plant and equipment	$(35.3)	$(10.8)
Gaming operations equipment	(133.2)	(143.2)
Intellectual property	(2.3)	(1.1)
Total	$(170.8)	$(155.1)
Payments
Interest	$59.2	$74.1
Income taxes	93.3	18.3
Non-cash investing and financing items:
Accrued capital asset additions	$0.7	$2.0
Interest accretion for jackpot annuity investments	15.0	17.0

Business acquisitions/purchase price adjustments and VIE deconsolidations
Fair value of assets	$350.5	$131.1
Fair value of liabilities	116.6	25.2

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

Period End
	Actual	Presented as
Current quarter	June 30, 2012	June 30, 2012
Prior year quarter	July 2, 2011	June 30, 2011
Prior year end	October 1, 2011	September 30, 2011

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended June 30, 2012 were prepared without audit on a basis consistent with the comparative third quarter and nine months ended June 30, 2011, and as appropriate, with the audited financial statements for the year ended September 30, 2011. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements.

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

Unless otherwise indicated in this report:

•	references to years relate to our fiscal years ending September 30
•	dollar amounts in tables are presented in millions, except per share amounts and par value
•	current refers to the quarter ended June 30, 2012
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

Additionally, restricted cash and investments included online player deposits of $11.7 million at June 30, 2012 and $14.5 million at September 30, 2011.

Recently Adopted Accounting Standards or Updates

Fair Value Measurements

At the beginning of 2012, we adopted an ASU issued in January 2010 requiring separate disclosure of purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. Additionally, in our 2012 second quarter, we adopted an ASU issued in May 2011 amending fair value measurements for US GAAP and IFRS convergence.  The adoption of these ASUs did not have a material impact on our financial statements. See Note 8.

Accruals for Casino Jackpot Liabilities

At the beginning of 2012, we adopted  an ASU issued in April 2010, clarifying that jackpot liabilities should not be accrued before they are won if the payout can be avoided. This ASU did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Qualitative Impairment Assessment for Goodwill and Other Indefinite-Lived Intangibles

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is a greater than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. In July 2012, the FASB issued an ASU to simplify the impairment testing for other indefinite-lived intangibles in a similar fashion.  Both ASUs will be effective for our 2013 first quarter and we are currently evaluating whether we will adopt early, as permitted. These ASUs are not expected to have a material impact on our financial statements.

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

New Jersey Trusts

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $62.2 million at June 30, 2012 and $69.7 million at September 30, 2011.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it is unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control. Under the agreement, our maximum exposure consists of note financing of $0.8 million provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases. We recorded $3.1 million of noncurrent contracts and notes receivable and $2.3 million in revenues related to this distributor as of and for the third quarter ended June 30, 2012.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

During our 2011 first quarter, we recognized gain of $4.3 million on the sale of our CLS stock investment for net proceeds of $16.5 million. In May 2012, we received final payment of $9.2 million on our CLS convertible note and all related derivatives were adjusted to zero. See Note 8 and 9 for additional information about related fair value assumptions and derivatives.

3. RECEIVABLES

Accounts Receivable

Allowances for Credit Losses	June 30, 2012	September 30, 2011
Total	$18.9	$17.6

Customer Financing (Contracts and Notes)

	June 30, 2012	September 30, 2011
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$131.0	$104.2
Collectively evaluated for impairment	292.0	260.7
Total	$423.0	$364.9

Allowances for Credit Losses
Individually evaluated for impairment	$57.4	$58.6
Collectively evaluated for impairment	12.6	12.8
Total	$70.0	$71.4

Reconciliation of Allowances for Credit Losses	Periods Ended June 30,
	Quarters		Nine Months
	2012	2011	2012	2011
Beginning balance	$70.5	$78.0	$71.4	$78.4
Charge-offs	-	(8.3)	-	(9.3)
Recoveries	-	-	-	0.4
Provisions	(0.5)	(1.6)	(1.4)	(1.4)
Ending balance	$70.0	$68.1	$70.0	$68.1
Current	$48.1	$36.4	$48.1	$36.4
Non-current	$21.9	$31.7	$21.9	$31.7

Age Analysis of Recorded Investment	June 30, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$6.1	$-	$6.1	$5.3	$2.0	$7.3
30-59 days	3.3	1.4	4.7	2.0	1.8	3.8
60-89 days	2.1	1.4	3.5	1.2	1.8	3.0
Over 90 days	6.0	45.7	51.7	6.3	31.0	37.3
Total past due	$17.5	$48.5	$66.0	$14.8	$36.6	$51.4
Total current (1)	267.7	89.3	357.0	188.1	125.4	313.5
Grand total	$285.2	$137.8	$423.0	$202.9	$162.0	$364.9

Over 90 days and accruing interest	$1.5	$0.1	$1.6	$2.6	$0.1	$2.7
Nonaccrual status (not accruing interest)	45.3	84.8	130.1	24.2	84.0	108.2

(1) includes impaired Alabama notes of $37.5 at June 30, 2012 and $48.8 at September 30, 2011

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade
	June 30, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$113.2	$-	$113.2	$43.9	$-	$43.9
Medium	24.8	6.4	31.2	25.8	0.3	26.1
High (2)	147.2	131.4	278.6	133.2	161.7	294.9
Total recorded investment	$285.2	$137.8	$423.0	$202.9	$162.0	$364.9

(2) includes $84.0 of impaired Alabama notes receivable

Impaired loans	June 30, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$4.5	$84.0	$88.5	$5.2	$84.0	$89.2
Unpaid principal face	4.3	85.2	89.5	5.1	85.2	90.3
Related allowance	1.6	55.8	57.4	2.8	55.8	58.6
Average recorded investment	4.9	84.0	88.9	8.8	87.6	96.4

Interest income recognized on impaired loans:
Quarter-to-date
Total	$-	$-	$-	$0.2	$-	$0.2
Cash-basis	-	-	-	-	-	-
Year-to-date
Total	$-	$-	$-	$0.6	$0.3	$0.9
Cash-basis	-	-	-	-	0.3	0.3

4.             CONCENTRATIONS OF CREDIT RISK

Receivables By Legal Gaming Region At June 30, 2012
Nevada	9%
Alabama	5
New Jersey	5
Oklahoma	4
California	4
Other (less than 4% individually)	25
North America	52%

Argentina	23%
Europe	6
Australia	5
Mexico	4
Other (less than 4% individually)	10
International	48%

5.             INVENTORIES

	June 30, 2012	September 30, 2011
Raw materials	$51.8	$44.1
Work-in-process	3.5	2.4
Finished goods	48.7	26.5
Total	$104.0	$73.0

6.             PROPERTY, PLANT AND EQUIPMENT

	June 30, 2012	September 30, 2011

Land	$62.7	$62.6
Buildings	235.2	232.8
Leasehold improvements	16.2	17.3
Machinery, furniture and equipment	290.5	248.6
Gaming operations equipment	810.1	812.9
Total	1,414.7	1,374.2
Less accumulated depreciation	(851.0)	(822.1)
Property, plant and equipment, net	$563.7	$552.1

7.             GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment For the Nine Months Ended June 30, 2012	North America	International	Total
Beginning balance	$1,042.8	$188.6	$1,231.4
Acquisitions (see Note 17)	232.8	-	232.8
Foreign currency adjustments	-	(0.3)	(0.3)
Ending balance	$1,275.6	$188.3	$1,463.9

Other Intangibles

Additions For the Nine Months Ended June 30, 2012	Business Combinations (See Note 17)	Other Additions	Weighted Average Life (Years)
Patents (including capitalized legal costs)	$-	$1.0	4
Developed technology	51.8	-	6
Customer relationships	47.3	-	4
Trademarks	10.9	-	5
Reaquired rights	-	1.3	2
Total	$110.0	$2.3

	June 30, 2012			September 30, 2011
Ending Balances	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$379.9	$288.8	$91.1	$382.8	$270.5	$112.3
Developed technology	131.1	56.9	74.2	86.9	54.0	32.9
Contracts	23.5	20.3	3.2	25.5	19.5	6.0
Reacquired rights	14.8	3.2	11.6	13.4	2.1	11.3
Customer relationships	60.8	15.5	45.3	14.2	6.9	7.3
Trademarks	12.5	2.2	10.3	2.1	1.5	0.6
Total	$622.6	$386.9	$235.7	$524.9	$354.5	$170.4

	Periods Ended June 30,
	Third Quarter		Nine Months		Future Annual Estimates
	2012	2011	2012	2011	2012	2013	2014	2015	2016
Aggregate Amortization	$17.6	$11.1	$44.8	$34.3	$62.6	$65.2	$57.5	$42.2	$26.8

8.            FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Money market funds	$74.6	$74.6	$-	$-
Derivative assets	108.8	-	108.8	-
Derivative liabilities	(111.9)	-	(111.9)	-
Acquisition contingent consideration payable	(100.0)	-	-	(100.0)

September 30, 2011
Money market funds	$76.9	$76.9	$-	$-
Investments in unconsolidated affiliates	9.3	-	-	9.3
Derivative assets	90.8	-	90.8	-
Derivative liabilities	(93.2)	-	(93.2)	-

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

Acquisition contingent consideration payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (10% - 79%) to each scenario, as well as a risk-adjusted discount rate of 19%, to derive the estimated fair value at June 30, 2012. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value.  Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent consideration payable was presented as a component of other liabilities, $32.0 million current and $68.0 million noncurrent. An increase of $11.1 million to the payable fair value was recorded during the third quarter to contingent acquisition related costs on the income statement along with $14.9 million of accrued retention plan compensation. Changes in fair value were primarily due to the time-value of money and updated probability-weighted internal earnings projections. See Note 17.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Nine Months Ended June 30,	2012		2011
	Investments in Unconsolidated Affiliates	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates
Beginning balance	$9.3	$-	$21.3
Gain (loss) included in:
Other income (expense) - other	(0.7)	-	(2.1)
Other comprehensive income	-	-	0.6
Issuances	-	(88.9)	-
Accretion (interest and fair value adjustment)	0.6	(11.1)	1.7
Settlements	(9.2)	-	-
Ending balance	$-	$(100.0)	$21.5

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$-	$(2.1)

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
June 30, 2012
Jackpot investments	$366.3	$434.1	$434.1	$-	$-	$67.8
Contracts & notes receivable	353.0	337.5	-	-	337.5	(15.5)
Jackpot liabilities	(484.9)	(510.0)	-	-	(510.0)	(25.1)
Debt	(1,858.3)	(2,129.1)	(1,849.2)	(279.9)	-	(270.8)

September 30, 2011
Jackpot investments	$387.8	$458.9	$458.9	$-	$-	$71.1
Contracts & notes receivable	293.5	294.6	-	-	294.6	1.1
Jackpot liabilities	(508.4)	(521.6)	-	-	(521.6)	(13.2)
Debt	(1,553.1)	(1,879.5)	(1,879.5)	-	-	(326.4)

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

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (1.65%) for the estimated funding rate and the 10-year credit default swap rate (1.80%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 3-month treasury yield curve rate (.08%) with the 1-year credit default swap rate (.48%) for the current amounts and the 1-year treasury yield curve rate (.21%) with the 2-year credit default swap rate (.77%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

The majority of our debt was level 1 and valued using quoted market prices or dealer quotes for the identical financial instrument when traded as an asset in an active market. Outstanding borrowings under our revolving credit facility were level 2 and fair value was determined using DCF of expected payments at current borrowing rates. Carrying values in the table excluded swap adjustments and equity components of convertible debt.

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

9.              FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $19.1 million at June 30, 2012 and $13.9 million at September 30, 2011.

In May 2007, we executed five-year forward contracts designated as fair value hedges to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note (See Note 2). In conjunction with the early redemption of this CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. These contracts were terminated in May 2012 with the final payment received on the CLS convertible note.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	June 30, 2012	September 30, 2011
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.1	$0.4
Foreign currency contracts: Other accrued liabilities	0.4	-
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	108.7	90.4
Interest rate swaps: Long-term debt	111.5	93.2

	Periods Ended June 30,
	Quarters		Nine Months
Income Statement Location and Gain (loss)	2012	2011	2012	2011
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$-	$1.5	$0.6	$2.8
Designated Hedges
Interest rate swap - ineffectiveness: Other income (expense)	$(0.8)	$(2.3)	$0.1	$(2.6)
Interest rate swap - effectiveness: Interest expense	5.6	6.3	17.8	15.7

10.          CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

	June 30, 2012	September 30, 2011
Credit facilities	$280.0	$-
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,930.0	1,650.0
Discounts:
3.25% Convertible Notes	(68.6)	(93.5)
7.5% Bonds	(2.1)	(2.3)
5.5% Bonds	(1.0)	(1.1)
Swap fair value adjustments:
7.5% Bonds	72.1	61.8
5.5% Bonds	39.4	31.4
Total outstanding debt, net	$1,969.8	$1,646.3

IGT was compliant with all covenants and embedded features required no bifurcation at June 30, 2012.

Credit Facilities

At June 30, 2012, $280.0 million was outstanding under our domestic credit facility, $446.5 million was available, and $23.5 million was reserved for letters of credit and performance bonds. Our foreign credit facility in Australia was terminated in April 2012.

3.25% Convertible Notes

	Periods Ended June 30,
	Quarters		Nine Months
	2012	2011	2012	2011
Contractual interest expense	$6.9	$6.9	$20.7	$20.7
Discount amortization	8.5	7.7	24.9	22.8
Remaining discount amortization period	1.9 years

Bonds

Interest rate swaps executed in conjunction with our bonds are described in Note 9.

11.           CONTINGENCIES

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred.  The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. Except as otherwise stated below, we have concluded that we cannot estimate the reasonably possible loss or range of loss, including reasonably possible losses in excess of amounts already accrued, for each specific matter disclosed below. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

Bally

2004 Federal District Court of Nevada

On December 7, 2004, IGT filed a complaint in US District Court for the District of Nevada, alleging that defendants Alliance Gaming Corp., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed six US patents held by IGT: US Patent Nos. 6,827,646; 5,848,932; 5,788,573; 5,722,891; 6,712,698; and 6,722,985. On January 21, 2005, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT's asserted claims. Defendants also asserted fourteen counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and for antitrust violations and intentional interference with prospective business advantage. IGT successfully moved for partial summary judgment on defendants’ counterclaims for intentional interference with prospective business advantage and defendants’ antitrust allegations related to the gaming machine market. IGT denied the remaining allegations.

On May 9, 2007, the Court issued an order construing disputed terms of the asserted patent claims. On October 16, 2008, the Court issued summary judgment rulings finding certain of IGT’s patents, including patents that IGT believes cover bonus wheel gaming machines, invalid as obvious. The rulings also found that Bally was not infringing certain patents asserted by IGT. Bally’s antitrust and unfair competition counterclaims remained pending. On November 7, 2008, the Court issued an order staying the proceedings and certifying the summary judgment and claim construction rulings for immediate appeal. On December 1, 2008, IGT appealed the rulings to the US Court of Appeals for the Federal Circuit. On October 22, 2009, the Federal Circuit affirmed the District Court’s summary judgment rulings.

On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. At a February 1, 2010 hearing on the motion, the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. On November 29, 2010, the Court granted summary judgment in favor of IGT on all antitrust and unfair competition counterclaims by Bally and dismissed all other remaining claims. Bally has appealed the grant of summary judgment.

2006 Federal District Court of Delaware

On April 28, 2006, IGT filed a complaint in US District Court for the District of Delaware, alleging that defendants Bally Technologies, Inc., Bally Gaming Int'l, Inc., and Bally Gaming, Inc. infringed nine US patents held by IGT: US Patent Nos. RE 38,812; RE 37,885; 6,832,958; 6,319,125; 6,244,958; 6,431,983; 6,607,441; 6,565,434; and 6,620,046. The complaint alleged that the “BALLY POWER BONUSING™” technology infringed one or more of the claims of the asserted IGT patents. On June 30, 2006, defendants filed an answer denying the allegations in the complaint and raising various affirmative defenses to IGT’s asserted claims. Defendants also asserted twelve counterclaims against IGT, including counterclaims for a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, antitrust violations, unfair competition, and intentional interference with prospective business advantage. IGT denied these allegations. Pursuant to stipulation of the parties, all claims and counterclaims, except those relating to US Patent Nos. RE 37,885 ("the '885 patent"), RE 38,812 ("the '812 patent"), and 6,431,983 (“the ‘983 patent”), were dismissed. All proceedings relating to Bally’s antitrust, unfair competition, and intentional interference counterclaims were stayed.

On April 28, 2009, the court issued a summary judgment ruling finding the '885 and '812 patents valid. The court also ruled that Bally's "Power Rewards" and "ACSC Power Winners" products infringe certain claims of the '885 and '812 patents. The court granted Bally's motion for summary judgment that Bally's "SDS Power Winners" does not infringe the '885 patent and "Power Bank" and "Power Promotions" do not infringe the '983 patent. The court denied Bally's motion for summary judgment that the '983 patent is invalid. The parties agreed that Bally's counterclaim for a declaratory judgment on invalidity of the '983 patent would be dismissed without prejudice. IGT’s motion for a permanent injunction against Bally’s infringing products was denied.

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

IGT and Aristocrat entered into an agreement, effective September 30, 2011, settling the lawsuit and on October 4, 2011, the court entered an order dismissing the lawsuit.  In connection with the settlement, IGT granted Aristocrat a non-exclusive license to certain IGT patents. IGT and Aristocrat subsequently entered into an arbitration proceeding regarding Aristocrat’s payment of royalties under the license agreement, which was concluded in IGT’s favor in June 2012.

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

The parties have settled this action.  On February 1, 2012, at the direction of the Court, the plaintiffs filed a Notice of Pending Settlement. On March 28, 2012, the parties submitted to the Court a stipulation to settle the litigation for a payment of $12.5 million. On March 30, 2012 the Court issued an order of preliminary approval and the settlement was paid into escrow by insurance in April 2012. A hearing for final approval of the settlement by the Court has been scheduled for October 4, 2012.

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

On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255.  The claims and allegations in this complaint are similar to those asserted in the securities class action and derivative actions described above.  A motion to dismiss has been filed. On March 14, 2012, defendants’ motion to dismiss the action was granted. On April 3, 2012, the plaintiff appealed to the US Court of Appeals for the Ninth Circuit.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2012 totaled $19.6 million.

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

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $14.6 million at June 30, 2012. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.9 million at June 30, 2012.

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

Nine Months Ended June 30,	2012	2011
Beginning balance	$6.2	$9.3
Reduction for payments made	(4.7)	(5.1)
Accrual for new warranties issued	6.4	6.5
Adjustments for pre-existing warranties	(3.3)	(2.8)
Ending balance	$4.6	$7.9

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

Our effective tax rate for the nine months ended June 30, 2012 increased to 36.2% from 29.4% for the same prior year period. The prior year effective tax rate was positively impacted by the reduction in UTB interest and penalties, an increase in the manufacturing deduction, and the retroactive reinstatement of the R&D tax credit. The current year effective tax rate was negatively impacted by losses in foreign jurisdictions for which there are no associated tax benefits and the expiration of the R&D tax credit partially offset by a reduction in transfer pricing reserves.

At June 30, 2012, our gross UTBs totaled $111.0 million, excluding related accrued interest and penalties of $21.8 million. At June 30, 2012, $76.5 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the nine months ended June 30, 2012, our UTBs decreased $5.4 million and related interest and penalties increased $1.7 million.

We are currently under audit by the IRS for amended returns filed for 1999, 2006 and 2007 as well as both the originally filed and amended returns for 2008 and 2009. We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.           EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Nine Months Ended June 30, 2012

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	15,245	$18.85
Granted	294	16.21
Exercised	(770)	12.11
Forfeited	(550)	16.50
Expired	(1,555)	27.35
Outstanding at end of period	12,664	$18.26	6.1	$12.8

Vested and expected to vest	12,424	$18.30	6.1	$12.6

Exercisable at end of period	7,635	$19.79	4.9	$7.8

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	3,388	$15.26
Granted	2,781	15.09
Vested	(687)	16.55
Forfeited	(589)	14.49
Outstanding at end of period	4,893	$14.97	1.6	$77.1

Expected to vest	4,584	$14.97	1.6	$72.2

Other Information
Shares available for future grant (million)	27.8
Unrecognized costs for outstanding awards (million)	$75.8
Weighted average future recognition period (years)	1.8

14.           EARNINGS PER SHARE

	Periods Ended June 30,
	Quarters		Nine Months
	2012	2011	2012	2011
Income from continuing operations available to common shares	$46.9	$91.8	$159.6	$232.3
Basic weighted average shares outstanding	292.7	299.2	295.6	298.4
Dilutive effect of non-participating share-based awards	1.6	1.5	1.6	1.5
Diluted weighted average common shares outstanding	294.3	300.7	297.2	299.9

Basic EPS from continuing operations	$0.16	$0.31	$0.54	$0.78
Diluted EPS from continuing operations	$0.16	$0.30	$0.54	$0.77

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	10.8	14.8	11.4	15.4
Notes	42.6	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

Accelerated Share Repurchase

We use share repurchases to increase shareholder value and to reduce outstanding share count dilution.  Negotiated share repurchase transactions are used to achieve timing, cost, and volume objectives. Designed to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market share repurchase program, an ASR guarantees repurchase of a large number of shares while limiting our price risk with a cap feature. The number of shares to be repurchased is generally based on the daily VWAP of our common stock during the transaction term, less a discount, subject to a cap.

On June 13, 2012, we executed an ASR transaction with Goldman, Sachs & Co. such that IGT paid Goldman $400.0 million on June 19, 2012 and Goldman delivered 21.0 million shares to IGT in June 2012, 1.8 million shares in July 2012, and 4.0 million shares on August 6, 2012, resulting in 26.8 million shares delivered to date. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares (at our option), based on the VWAP over a period of approximately three to six months. Increases in the VWAP during the remaining ASR term will decrease the shares to be delivered to us by Goldman, and/or could result in cash or shares delivered by us to Goldman, subject to a minimum number of shares delivered. Decreases in the daily VWAP during the remaining ASR term will increase the shares to be delivered to us by Goldman. The ASR is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions.

The shares delivered were accounted for as treasury share repurchases that reduced the outstanding common shares used to calculate EPS. As of June 30, 2012, $320 million was recorded as treasury stock and $80 million was recorded in APIC for a 20% holdback, which will be reclassified from APIC to treasury stock as the remaining shares are delivered. The final settlement provision was recorded as a forward contract within equity at the execution date with a zero fair value.  Upon final settlement, outstanding shares will be adjusted to reflect the final shares delivered by IGT or Goldman. Amounts settled in cash by IGT, if any, will be recorded to treasury stock.

15.           OTHER COMPREHENSIVE INCOME

	Periods Ended June 30,
	Quarters		Nine Months
	2012	2011	2012	2011
Net income	$46.6	$86.9	$157.8	$230.2
Currency translation adjustments	(12.2)	(0.4)	7.2	9.1
Investment unrealized gains (losses)	0.2	(0.4)	(0.1)	0.1
Comprehensive income	$34.6	$86.1	$164.9	$239.4

16.           BUSINESS SEGMENTS

We view our business in the following two operating segments:

•	North America includes our operations associated with customers located in the US and Canada
•	International includes our operations associated with customers located in all other jurisdictions

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

Business Segments Financial Information

	Periods Ended June 30,
	Quarters		Nine Months
	2012	2011	2012	2011
NORTH AMERICA
Revenues	$416.0	$364.0	$1,154.2	$1,083.7
Gaming operations	255.9	228.1	730.2	679.0
Product sales	160.1	135.9	424.0	404.7
Gross profit	243.9	214.2	671.4	640.0
Gaming operations	154.2	138.9	435.3	414.2
Product sales	89.7	75.3	236.1	225.8
Operating income	103.7	122.5	319.2	357.2

INTERNATIONAL
Revenues	$116.8	$125.0	$365.4	$333.5
Gaming operations	45.3	39.3	136.0	111.1
Product sales	71.5	85.7	229.4	222.4
Gross profit	58.7	74.4	196.8	200.6
Gaming operations	24.0	25.7	84.9	76.7
Product sales	34.7	48.7	111.9	123.9
Operating income	16.6	43.5	76.9	105.1

CORPORATE (unallocated)
Operating expenses	$(24.8)	$(25.2)	$(82.6)	$(73.2)

CONSOLIDATED
Revenues	$532.8	$489.0	$1,519.6	$1,417.2
Gaming operations	301.2	267.4	866.2	790.1
Product sales	231.6	221.6	653.4	627.1
Gross profit	302.6	288.6	868.2	840.6
Gaming operations	178.2	164.6	520.2	490.9
Product sales	124.4	124.0	348.0	349.7
Operating income	95.5	140.8	313.5	389.1

17.           BUSINESS ACQUISITIONS

Pro forma information was not provided, as the following acquisitions were not material to our consolidated financial statements. Both were presented as components of our North America gaming operations.

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

The estimated fair value of $88.9 million, as adjusted during our 2012 third quarter from $90.7 million, for the earn-out consideration at the acquisition date was included in the capitalized purchase price of $339.8 million, net of cash acquired. The retention payments were not included in the capitalized purchase price and will be recorded, along with earn-out fair value adjustments as operating expenses in a separate line for contingent acquisition related costs. Fair value amounts were determined using DCF based on probability-weighted earnings projections and a risk adjusted discount rate of 19%. See Note 8 regarding adjustments for future changes in the earn-out fair value.

The following allocation of purchase consideration is provisional pending completion of the business valuation:

•	tangible assets of $7.2 million
•	identifiable intangible assets of $109.2 million
•	goodwill of $226.1 million related to non-separable intangibles and is deductible for tax purposes
•	liabilities of $2.7 million

Professional fees recorded in administrative operating expenses for this acquisition totaled $5.5 million through June 30, 2012.

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

Summary of Results in Discontinued Operations

	Periods Ended June 30,
	Quarters		Nine Months
	2012	2011	2012	2011
Revenues	$-	$16.1	$-	$45.0

Income before tax	$-	$0.4	$-	$4.4
Income tax provision (benefit)	-	(0.9)	-	(2.1)
Income (loss) from discontinued operations, net of tax	-	(0.5)	-	2.3

Loss on divestiture before tax	-	(10.7)	(2.4)	(10.7)
Income tax provision (benefit)	(0.3)	6.3	0.6	6.3
Loss on divestiture, net of tax	(0.3)	(4.4)	(1.8)	(4.4)

Loss from discontinued operations, net of tax	$(0.3)	$(4.9)	$(1.8)	$(2.1)

Summary of Assets and Liabilities of Discontinued Operations

Current liabilities of discontinued operations, presented as a component of other accrued liabilities, totaled $5.5 million at June 30, 2012 and $5.7 million at September 30, 2011.

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

Our MDA is organized into the following sections:

•	OVERVIEW
•	CONSOLIDATED EXPENSES
•	BUSINESS SEGMENT RESULTS
•	LIQUIDITY AND CAPITAL RESOURCES
•	RECENTLY ISSUED ACCOUNTING STANDARDS
•	CRITICAL ACCOUNTING ESTIMATES

Unless otherwise indicated in this report:
•	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
•
italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

•	references to years relate to our fiscal years ending September 30
•	current refers to the fiscal periods (third quarter and nine months) ended June 30, 2012
•	Note refers to the Notes of our Consolidated Financial Statements in Item 1 of this report
•	references to EPS are on a diluted basis
•	table amounts are presented in millions, except units and EPS
•	discussion and analysis relates to results for continuing operations of the current fiscal periods as compared with the prior year fiscal periods

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

•	research and development activities, including anticipated benefits from such activities
•	fluctuations in future gross margins, tax rates, and liabilities
•	increasing product sales or machine placements
•	legislative or regulatory developments and related market opportunities
•	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, and share repurchases
•	losses from off-balance sheet arrangements
•	financial returns to shareholders related to management of our costs
•	the impact of recently adopted accounting pronouncements
•	the outcome and expense of litigation
•	anticipated increased revenue yields and operating margin if general economic conditions improve

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

Industry Update

The gaming industry continues to be negatively impacted by reduced discretionary spending from consumers (players), which in turn reduces spending by our customers (casinos & other gaming operators). An inconsistent global economic recovery has resulted in a slow rate of new casino openings and expansions, along with increased competitive pressures in replacement demand due to constrained capital budgets. We believe replacement demand will improve as the economy recovers and our customers’ capital budgets are increased. We also expect increased demand from new casino openings and expansions in the long-term, as new gaming markets develop in both land-based and online jurisdictions. Although the breadth and timing of these opportunities and risks remains uncertain, we expect slight year-over-year improvement in overall buying demand for 2012.

As the North America market matures, we believe International markets will offer greater prospects for growth. Our business activities in certain jurisdictions have been more challenging than anticipated.  In some regions, we face governmental restrictions that have caused delays in product delivery, the recognition of revenue, and the repatriation of cash. In addition, our online real-money wagering business in Europe has faced unexpected challenges, including regulatory and tax, that may cause us to evaluate alternative approaches to the operation of that business.

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

Develop Next Generation Platforms that will extend IGT offerings beyond our historical product and customer set, as well as converge and connect player experiences across multiple platforms and distribution channels.

Leverage Cash Flows by investing in future growth and platforms, as well as returning capital to shareholders through dividends and share repurchases.

Energize Interactive Business by securing significant online customers and increasing our presence in casino-style social gaming.

DoubleDown

In January 2012, we acquired Seattle based Double Down Interactive LLC., developer and operator of the virtual currency DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers around the world. This strategic acquisition is expected to establish IGT’s position in casino-style social gaming and strengthen our core business with added distribution channels for IGT game content. DoubleDown monthly active users have increased by 16% from December 2011 to June 2012. DoubleDown was presented as a component of North America gaming operations. See Note 17.

Summary of Consolidated Results of Operations

	Periods Ended June 30,
	Third Quarter			Nine Months
	2012	2011	Change	2012	2011	Change
Units
Gaming operations installed base	56,900	53,300	7%	56,900	53,300	7%
Product sales recognized (1)	11,600	8,900	30%	29,100	26,200	11%
Product sales shipped (2)	12,600	8,300	52%	29,600	24,800	19%
Revenues	$532.8	$489.0	9%	$1,519.6	$1,417.2	7%
Gaming operations	301.2	267.4	13%	866.2	790.1	10%
Product sales	231.6	221.6	5%	653.4	627.1	4%
Gross Margin	57%	59%	-3%	57%	59%	-3%
Gaming operations	59%	62%	-5%	60%	62%	-3%
Product sales	54%	56%	-4%	53%	56%	-5%
Operating income	$95.5	$140.8	-32%	$313.5	$389.1	-19%
Margin	18%	29%	-38%	21%	27%	-22%

Income from continuing operations	$46.9	$91.8	-49%	$159.6	$232.3	-31%
Discontinued operations	(0.3)	(4.9)	*	(1.8)	(2.1)	*
Net income	46.6	86.9	-46%	157.8	230.2	-31%
EPS
Continuing operations	$0.16	$0.30	-47%	$0.54	$0.77	-30%
Discontinued operations	-	(0.01)	*	(0.01)	-	*
Net income	$0.16	$0.29	-45%	$0.53	$0.77	-31%

(1) correlates with revenues recognized; (2) includes deferred revenue units

Third quarters ended June 30, 2012 and 2011 compared

Revenues improved in both gaming operations and product sales. Gaming operations revenues increased $33.8 million, primarily due to added contributions of $34.2 million from our recently acquired interactive businesses (Entraction in late June 2011 and DoubleDown in late January 2012). Gaming operations installed base expansion, primarily in lease operations, was offset by lower combined yields due to the increasing mix of lower-yield stand-alone units, as well as decreased performance and increased discounting in Megajackpots®. Product sales revenues increased $10.0 million primarily due to increased units recognized, up 30% driven by higher demand for both new/expansion and replacement units.

Gross margin decline in gaming operations was primarily due to lower combined yield in our installed base and the inclusion of lower-margin interactive businesses. Additionally, cost of gaming operations was negatively impacted by higher depreciation and royalties with the infusion of new branded product, as well as additional amortization of $1.7 million related to acquired interactive developed technology. Gross margin decline in product sales was primarily due to a lower machine ASP, down 11% mainly related to an increased mix of lower-priced lottery and used units, as well as a lesser mix of higher-margin systems and parts in non-machine sales.

Operating income decrease was primarily the result of increased operating costs, largely due to additional investment in emerging interactive markets and technology, as well as competitive pressure reflected in lower Megajackpots® yields. Operating expenses related to interactive initiatives, including additions from Entraction and DoubleDown, increased $49.6 million, of which acquisition related charges (primarily from DoubleDown) totaled $30.8 million, mostly related to contingent retention bonus and earn-out liability accruals. Other operating expenses increased 7% primarily due to higher bad debt provisions in part because of a prior year credit and incremental costs related to severance and additional employees.

Income from continuing operations was also negatively impacted by lower interest income on a lower-rate portfolio of receivables and investments.

Nine months ended June 30, 2012 and 2011 compared

Revenues improved in both gaming operations and product sales. Gaming operations revenues increased $76.1 million primarily due to added contributions of $64.4 million from acquired interactive businesses, as well as installed base growth mostly in lease operations. Product sales revenues increased $26.3 million primarily due to increased units recognized, up 11% driven by higher demand for both new/expansion and replacement units, and increased machine ASP (up 2%).

Gross margin decline in gaming operations was primarily due to lower combined yield in our installed base, as well as the inclusion of lower-margin interactive businesses. Additionally, cost of gaming operations was negatively impacted by higher depreciation and royalties due to the infusion of new branded product and additional amortization of $4.0 million related to acquired interactive developed technology. Gross margin decline in product sales was primarily due to a lesser mix of higher-margin parts and systems in non-machine sales, as well as higher International machine rework and parts costs.

Operating income decreased primarily due to increased investment of $85.4 million in emerging interactive markets and technology, including additions from Entraction and DoubleDown. Interactive operating expenses included acquisition related charges primarily from DoubleDown of $52.2 million, mostly related to contingent retention bonus and earn-out liability accruals. Other operating expenses increased 4% primarily due to incremental costs related to severance and additional employees.

Income from continuing operations was also negatively impacted by increased foreign currency losses and lower investment gain, as well as decreased interest income, partially offset by lower interest expense on lower borrowings. Decreased interest income primarily related to a lower-rate portfolio of receivables and investments.

Additional analysis of our results is included in the sections that follow this OVERVIEW.

CONSOLIDATED EXPENSES

Operating Expenses

	Periods Ended June 30,
	Quarters				Nine Months
	2012	2011	Change		2012	2011	Change
Selling, general and administrative	$104.9	$82.5	$(22.4)	-27%	$303.8	$253.8	$(50.0)	-20%
Research and development	55.1	48.5	(6.6)	-14%	157.3	146.1	(11.2)	-8%
Depreciation and amortization	21.1	16.8	(4.3)	-26%	55.8	51.6	(4.2)	-8%
Contingent acquisition related costs	26.0	-	(26.0)	-	37.8	-	(37.8)	-
Total operating expenses	$207.1	$147.8	$(59.3)	-40%	$554.7	$451.5	$(103.2)	-23%
Percent of revenues	39%	30%			37%	32%

Third quarters ended June 30, 2012 and 2011 compared

Increased operating expenses were largely due to additional investment in emerging interactive markets and technology. Operating expenses related to interactive initiatives, including additions from Entraction and DoubleDown, increased $49.6 million, of which acquisition related charges (primarily from DoubleDown) totaled $30.8 million, comprised of contingent employee retention bonuses ($14.9 million) and earn-out valuation adjustment ($11.1 million),  amortization of acquired intangibles ($4.7 million), and professional consulting fees. Other operating expenses increased 7% primarily due to bad debt provisions which increased $4.7 million in part because of a prior year credit, and incremental costs related to severance and additional employees.

Nine months ended June 30, 2012 and 2011 compared

Increased operating expenses were largely due to additional investment in emerging interactive markets and technology. Operating expenses related to interactive initiatives, including additions from Entraction and DoubleDown, increased $85.4 million, of which acquisition related charges (primarily from DoubleDown) totaled $52.2 million, comprised of contingent employee retention bonuses ($26.7 million) and earn-out valuation adjustment ($11.1 million),  amortization of acquired intangibles ($8.6 million), and professional consulting fees ($5.8 million). Other operating expenses increased 4% primarily due to incremental costs related to severance and additional employees, as well as settlement charges of $3.1 million related to the early termination of a distributor arrangement.

Other Income (Expense)

	Periods Ended June 30,
	Quarters				Nine Months
	2012	2011	Change		2012	2011	Change
Interest Income	$11.0	$13.3	$(2.3)	-17%	$33.9	$40.0	$(6.1)	-15%
WAP investments	4.8	5.5	(0.7)	-13%	15.1	17.0	(1.9)	-11%
Receivables and investments	6.2	7.8	(1.6)	-21%	18.8	23.0	(4.2)	-18%
Interest Expense	(30.8)	(30.5)	(0.3)	-1%	(90.9)	(101.5)	10.6	10%
WAP jackpot liabilities	(4.8)	(5.5)	0.7	13%	(15.0)	(17.0)	2.0	12%
Borrowings	(17.8)	(17.5)	(0.3)	-2%	(51.8)	(62.5)	10.7	17%
Convertible debt equity discount	(8.2)	(7.5)	(0.7)	-9%	(24.1)	(22.0)	(2.1)	-10%
Other	(1.6)	(1.9)	0.3	*	(6.4)	1.4	(7.8)	*
Total other income (expense), net	$(21.4)	$(19.1)	$(2.3)	-12%	$(63.4)	$(60.1)	$(3.3)	-5%

Third quarters ended June 30, 2012 and 2011 compared

The unfavorable variance in total other income (expense) was primarily due to decreased interest income on a lower-rate portfolio of receivables and investments.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Nine months ended June 30, 2012 and 2011 compared

The unfavorable variance in total other income (expense) was primarily due to increased foreign currency losses (up $7.4 million), lower investment gains, and reduced interest income, partially offset by decreased interest expense on lower borrowings. Interest income decreased on a lower-rate portfolio of receivable and investments. Prior year other income included $4.3 million of gain on the sale of our CLS equity investment.

Income Tax Provision (See Note 12)

	Periods Ended June 30,
	Quarters				Nine Months
	2012	2011	Change		2012	2011	Change
Income tax provision	$27.2	$29.9	$2.7		$90.5	$96.7	$6.2
Effective tax rate	36.7%	24.6%	(12.1	) pp	36.2%	29.4%	(6.8	) pp

Our 2012 effective tax rate on income from continuing operations increased largely due to changes in certain discrete tax items. The 2011 provision included favorable discrete tax items of $15.1 million resulting from a reduction in UTB interest and penalties and $7.0 million related to our manufacturing deduction and retroactive reinstatement of the R&D tax credit. In addition, the 2012 provision was negatively impacted by losses in foreign jurisdictions for which there were no associated tax benefits and the expiration of the R&D tax credit, partially offset by a $2.8 million reduction in transfer pricing reserves.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits.

BUSINESS SEGMENT RESULTS (See Note 16)

NORTH AMERICA

	Periods Ended June 30,
	Quarters					Nine Months
	2012	2011	C h a n g e			2012	2011	C h a n g e
GAMING OPERATIONS
Installed base (units)	43,400	40,700	2,700		7%	43,400	40,700	2,700		7%
MegaJackpots® (premium brand)	24,200	23,500	700		3%	24,200	23,500	700		3%
Lease (CDS, racino, other)	19,200	17,200	2,000		12%	19,200	17,200	2,000		12%
Double Down Average User Statistics*
Daily users	1.4					1.4
Monthly users	5.2					5.1
Revenues	$255.9	$228.1	$27.8		12%	$730.2	$679.0	$51.2		8%
Gross margin	60%	61%	(1	) pp	-2%	60%	61%	(1	) pp	-2%

PRODUCT SALES
Machine units recognized	8,200	4,900	3,300		67%	18,800	15,700	3,100		20%
Machine units shipped	8,700	4,500	4,200		93%	18,900	14,400	4,500		31%
New/expansion	3,100	600	2,500		417%	5,400	3,500	1,900		54%
Replacement	5,600	3,900	1,700		44%	13,500	10,900	2,600		24%
Revenues	$160.1	$135.9	$24.2		18%	$424.0	$404.7	$19.3		5%
Machines	107.8	70.4	37.4		53%	268.3	223.8	44.5		20%
Non-machine (systems, parts, other)	52.3	65.5	(13.2)		-20%	155.7	180.9	(25.2)		-14%
Gross margin	56%	55%	1	pp	2%	56%	56%	-	pp	-

TOTAL REVENUES	$416.0	$364.0	$52.0		14%	$1,154.2	$1,083.7	$70.5		7%
Gross Margin	59%	59%	-	pp	-	58%	59%	(1	) pp	-2%
OPERATING INCOME	$103.7	$122.5	$(18.8)		-15%	$319.2	$357.2	$(38.0)		-11%
Margin	25%	34%	(9	) pp	-26%	28%	33%	(5	) pp	-15%

* as a single application with multiple games, active users equal unique users

Third quarters ended June 30, 2012 and 2011 compared

North America gaming operations revenues increased $27.8 million primarily due to interactive contributions from DoubleDown.  Installed base expansion, largely in lease operations, was offset by lower combined yield due to the increasing mix of lower-yield stand-alone units, as well as decreased performance and increased discounting in Megajackpots®.  Gross margin decline was primarily due to lower combined yield and higher depreciation and royalties with the infusion of new branded product, as well as additional amortization of $1.7 million related to DoubleDown developed technology.

North America product sales revenues increased $24.2 million primarily due to increased units recognized, partially offset by lower machine ASP and lower systems sales. Machine units increased 67% driven by higher demand for both new/expansion and replacement units. Machine ASP decreased 9% driven by an increased mix of lottery and used units that generally carry lower prices and a lesser mix of premium priced MLD units. Gross margin improvement was primarily due to lower machine costs related to favorable production volumes.

North America operating income decrease was primarily the result of increased operating costs, largely due to additional investment in emerging interactive markets and technology, as well as competitive pressure reflected in lower Megajackpots® yields. Operating expenses related to interactive initiatives, primarily from DoubleDown, increased $41.8 million including contingent employee retention bonus and earn-out liability accruals of $26.0 million and intangible amortization of $4.7 million. Other operating expenses increased 7% primarily due to higher bad debt provisions in part because of a prior year credit and incremental costs related to severance and additional employees.

Nine months ended June 30, 2012 and 2011 compared

North America gaming operations revenues increased $51.2 million primarily due to added contributions from DoubleDown. Installed base expansion, largely in lease operations, was offset by lower combined yield in our installed base.  Gross margin decline was primarily due to lower combined yield and higher depreciation and royalties with the infusion of new branded product, as well as additional amortization of $4.0 million related to DoubleDown developed technology.

North America product sales revenues increased $19.3 million primarily due to increased machine units recognized, partially offset by lower non-machine sales. Machine units increased 20% driven by higher demand for both new/expansion and replacement units. Non-machine revenues decreased $25.2 million primarily due to lower Advantage® systems sales and fewer promotional parts conversion kits.  Gross margin was flat, as higher discounts and unfavorable product mix were  offset by lower machine costs due to favorable production volumes.

Quarterly replacement units can vary widely depending on the timing of customer needs and the level of promotional programs we offer.  We expect our 2012 full year replacement units will be approximately flat to slightly improved over 2011.

North America operating income decrease was primarily the result of increased operating costs, largely due to additional investment in emerging interactive markets and technology. Operating expenses related to interactive initiatives, primarily from DoubleDown, increased $66.3 million including contingent employee retention bonus and earn-out liability accruals of $37.8 million and intangible amortization of $8.6 million. Other operating expenses increased 2% primarily due to incremental costs related to severance and additional employees.

INTERNATIONAL

	Periods Ended June 30,
	Quarters					Nine Months
	2012	2011	C h a n g e			2012	2011	C h a n g e
GAMING OPERATIONS
Installed base (units)	13,500	12,600		900	7%	13,500	12,600	900		7%
MegaJackpots® (Premium brand)	3,200	4,000		(800)	-20%	3,200	4,000	(800)		-20%
Lease	10,300	8,600		1,700	20%	10,300	8,600	1,700		20%
Revenues	$45.3	$39.3		$6.0	15%	$136.0	$111.1	$24.9		22%
Gross margin	53%	65%	(12	) pp	-18%	62%	69%	(7	) pp	-10%

PRODUCT SALES
Machine units recognized	3,400	4,000		(600)	-15%	10,300	10,500	(200)		-2%
Machine units shipped	3,900	3,800		100	3%	10,700	10,400	300		3%
New/expansion	1,100	1,400		(300)	-21%	4,400	4,500	(100)		-2%
Replacement	2,800	2,400		400	17%	6,300	5,900	400		7%
Revenues	$71.5	$85.7		$(14.2)	-17%	$229.4	$222.4	$7.0		3%
Machines	51.4	66.3		(14.9)	-22%	167.7	162.6	5.1		3%
Non-machine (systems, parts, other)	20.1	19.4		0.7	4%	61.7	59.8	1.9		3%
Gross margin	49%	57%	(8	) pp	-14%	49%	56%	(7	) pp	-13%

TOTAL REVENUES	$116.8	$125.0		$(8.2)	-7%	$365.4	$333.5	$31.9		10%
Gross Margin	50%	60%	(10	) pp	-17%	54%	60%	(6	) pp	-10%
OPERATING INCOME	$16.6	$43.5		$(26.9)	-62%	$76.9	$105.1	$(28.2)		-27%
Margin	14%	35%	(21	) pp	-60%	21%	32%	(11	) pp	-34%

Third quarters ended June 30, 2012 and 2011 compared

International gaming operations revenues increased $6.0 million, of which $4.5 million was due to interactive additions primarily from Entraction and $1.5 million was from our installed base. Expansion in our lease operations installed base was partially offset by decreases in MegaJackpots® units and lower combined yields. Changes in foreign currency exchange negatively impacted gaming operations revenues by $2.5 million. Gaming operations gross margin declined primarily due to a greater mix of lower-margin interactive business, as well as lower yields and higher depreciation, royalties, and service costs related to the infusion of new product in our installed base.

International product sales revenues decreased $14.2 million on 15% fewer machine units recognized and lower machine ASP (down 9%) resulting from increased used sales and higher discounts. Lower units shipped into South America and Europe were offset by increased shipments into Australia, Asia, and Mexico. Changes in foreign currency exchange negatively impacted product sales revenues by $2.2 million. Gross margin decline was primarily due to higher parts and machine rework costs and lower ASP.

International operating income decrease was primarily the result of increased operating costs, largely due to additional investment in emerging interactive markets and technology, as well as lower product sales volume and competitive pressure reflected in lower Megajackpots® yields. Operating expenses related to interactive initiatives increased $7.8 million, primarily from the addition of Entraction. Other operating expenses increased 11% primarily due to higher bad debt provisions in part because of a prior year credit.

Nine months ended June 30, 2012 and 2011 compared

International gaming operations revenues increased $24.9 million, of which $14.7 million was due to interactive additions primarily from Entraction and $10.2 million was from our installed base growth combined with higher yield related to performance improvement in lease operations. Changes in foreign currency exchange negatively impacted gaming operations revenues by $5.6 million. Installed base expansion in lease operations was partially offset by decreases in MegaJackpots® units. Gaming operations gross margin declined primarily due to a greater mix of lower-margin interactive business. Performance improvement was partially offset by higher depreciation and royalties related to the infusion of new product in our installed base.

International product sales revenues increased $7.0 million, as lower units were offset by favorable ASP (up 5%) attributed to increased focus on creating customer value with locally attuned content and a more favorable product mix largely due to lower-priced Mexico lease-conversion units in the prior year. Gross margin decline was primarily due to higher parts and machine rework costs, as well as a higher contribution in the prior year from Mexico lease-conversion games that carried atypically high margins.

International operating income decrease was primarily the result of increased operating costs, largely due to additional investment in emerging interactive markets and technology. Operating expenses related to interactive initiatives increased $19.1 million, primarily from the addition of Entraction. Other operating expenses increased 6% primarily due to a distributor settlement charge of $3.1 million, as well as higher employee compensation and licensing costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

Selected Financial Information and Statistics

	June 30,	September 30,	Increase
	2012	2011	(Decrease)
Cash and equivalents	$ 241.3	$460.0	$(218.7)
Accounts receivable, net	270.4	320.1	(49.7)
Inventories	104.0	73.0	31.0
Working Capital	605.2	875.2	(270.0)

Trailing-twelve month statistics, excluding discontinued operations:
Days sales outstanding (excluding contracts and notes)	48	60	(12)
Inventory turns	4.1	5.4	(1.3)

At June 30, 2012, our principal sources of liquidity were cash and equivalents and amounts available under Credit Facilities and Indebtedness discussed below. Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities. Foreign subsidiary operations held 50% of our cash and equivalents at June 30, 2012.

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

Cash and equivalents decreased $218.7 million during the nine months ended June 30, 2012, primarily due to the use of cash for share repurchases of $475.1 million, acquisitions of $233.9 million, primarily DoubleDown, capital expenditures of $170.8 million, and dividends paid of $53.5 million. These decreases were partially offset by cash generated from operations of $327.0 million, debt proceeds of $280.0 million, net proceeds from investments and loans of $94.5 million and net employee stock plan proceeds of $15.1 million.

Inventory turns decreased with higher inventory related to customer deliveries anticipated for our fourth quarter. Days sales outstanding improved primarily due to lower receivables from increased collections, along with increased revenues.

Cash Flows Summary

Nine months ended June 30, 2012 and 2011 compared

Nine Months Ended June 30,	2012	2011	Favorable (Unfavorable)
Operations	$327.0	$448.7	$(121.7)
Investing	(310.2)	(140.2)	(170.0)
Financing	(236.0)	(149.8)	(86.2)
Effects of exchange rates	0.5	(0.8)	1.3
Net Change	$(218.7)	$157.9	$(376.6)

Operating Cash Flows

Operating cash flows decreased primarily due to lower earnings and changes in working capital related to business volume and certain timing impacts. Significant variances in cash used by working capital changes included:

•	$77.3 million more cash used for estimated income tax payments, as 2011 payments were reduced by overpayments from our federal tax return filed during 2010

•	$42.5 million less cash used for jackpot liabilities, which related to the timing of jackpots won and winner payments, volume of play, and interest rate movements

Investing Cash Flows

We used more cash for investing primarily due to increased investment in business acquisitions of $233.9 million (see Note 17) and increased capital expenditures.

Nine Months Ended June 30,	2012	2011	Increase (Decrease)
Property, plant and equipment	$35.3	$10.8	$24.5
Gaming operations equipment	133.2	143.2	(10.0)
Intellectual property	2.3	1.1	1.2
Total capital expenditures	$170.8	$155.1	$15.7

Financing Cash Flows

Increased cash used for financing was primarily related to share repurchases, partially offset by net debt proceeds. As part of our efforts to increase shareholder value, we executed a $400.0 million ASR transaction in June 2012, described in more detail in Note 14.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At June 30, 2012, $280.0 million was outstanding on our domestic credit facility, $446.5 million was available, and $23.5 million was reserved for letters of credit and performance bonds. The amounts drawn were used to fund a portion of our 2012 third quarter share repurchases (see Note 14). Our foreign credit facility in Australia was terminated in April 2012. We were in compliance with all debt covenants at June 30, 2012, with an interest coverage ratio of 11.6:1 and a net funded debt leverage ratio of 2.7:1.

The domestic credit facility interest rates and facility fees are based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. At June 30, 2012, our interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps.

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

FINANCIAL CONDITION

	June 30, 2012	September 30, 2011	Increase (Decrease)
Assets	$4,266.9	$4,154.4	$112.5
Liabilities	3,155.1	2,709.6	445.5
Total Equity	1,111.8	1,444.8	(333.0)

Changes During The Nine Months Ended June 30, 2012

Total assets increased primarily due to increases related to business acquisitions (see Note 17) of $232.5 million in goodwill and $65.3 million in intangible assets, net of amortization, as well as increases in customer financing of $59.5 million and inventories of $31.0 million, partially offset by a decrease in cash of $218.7 million.

Liabilities increased primarily due to additions of $280.0 million in long-term debt for borrowings on our line of credit, $154.4 million in acquisition related liabilities, partially offset by decrease in jackpot liabilities of $23.5 million. Total equity decreased primarily due to share repurchases partially offset by earnings.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At June 30, 2012, there were no recently issued accounting standards that are expected to have a material impact on our financial statements.  See Note 1.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile has not changed materially during the first nine months of 2012 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

DoubleDown was excluded from our assessment of internal control over financial reporting at June 30, 2012, because it was acquired in January 2012. DoubleDown represents approximately 8% of consolidated assets, 6% and 3%, respectively, of consolidated revenues as of and for the three months and nine months, respectively, ended June 30, 2012.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. During the 2012 third quarter, we completed the conversion of international subsidiary accounting systems for Interactive and Latin America locations to integrate directly with our corporate enterprise resource planning system. We expect to continue this conversion process at other international locations over the next two years. No other changes occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

For a description of our material legal proceedings, see Note 11, which is incorporated by reference in response to this item.

Item 1A.    Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2011 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables, including in connection with contract financing we provide to customers, which has increased in amount in fiscal 2012 as a result of competitive marketplace and a challenging economic recovery.

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

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits. Because a substantial portion of our sales come from repeat customers, our business could be affected if one or more of our customers is sold to or merges with another entity that utilizes more of the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures.  Such consolidations could lead to order cancellations, a slowing in the rate of gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

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

Competition among gaming and systems providers, including manufacturers of electronic gaming equipment and systems products, is intense.  Competition in our industry is primarily based on the amount of profit our products generate for our customers, together with cost savings, convenience, and other benefits. Additionally, we compete on the basis of price, pricing models, and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our hardware and software products. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources.

Competition in the gaming industry is intense due to the increasing number of providers, combined with the limited number of operators and jurisdictions in which they operate. This combination of a growing number of providers and a limited number of operators has resulted in an increased focus on price to value.  To compete effectively, providers must offer innovative products, with increasing features and functionality benefiting the operators along with game content appealing to the end player, at prices and, in certain cases, financing terms that are attractive to operators.

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

We intend to continue investing resources toward our research and development efforts.  There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  We invest heavily in product development in various disciplines: platform hardware, platform software, online services, content (game) design and casino software systems. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our design, development and delivery capabilities across all channels to meet the needs of our product innovation.  If we cannot efficiently adapt our processes and infrastructure to meet the needs of our product innovations, our business could be negatively impacted.

Our customers will accept a new game product only if it is likely to increase operator profits more than competitors’ products. The amount of operator profits primarily depends on consumer play levels, which are influenced by player demand for our product.  There is no certainty that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution.  As announced on June 14, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion beginning on June 13, 2012. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization, as amended, does not specify an expiration date. See Note 14 for a description of our $400.0 million ASR transaction executed in June 2012.

2012 Third Quarter	Total (a) Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
April 1 - April 28, 2012	0.1	$15.94	0.1	$398.6
April 29 - May 26, 2012	0.9	$14.80	0.9	384.8
May 27 - June 30, 2012	21.8	$14.33	21.8	$600.0
Total	22.8	$14.36	22.8

(a) Includes 3,500 of restricted shares or units tendered by employees at fair value at vesting for tax withholding obligations

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.       Exhibits

10.1	Capped Accelerated Stock Buyback Agreement, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co.*

10.2	Supplemental Confirmation, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* The attached Capped Accelerated Stock Buyback Agreement and Supplemental Confirmation are partially redacted as the Company is seeking confidential treatment for certain provisions contained therein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 2012

INTERNATIONAL GAME TECHNOLOGY

By: /s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)