Form 10-K
period 2012-09-29
INTERNATIONAL GAME TECHNOLOGY
filed 2012-11-28
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2012
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
Yes [X] No [   ]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2012:  $5.0 billion.

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 23, 2012:
266.1 million shares of common stock at $.00015625 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our Proxy Statement relating to the 2013 annual shareholders meeting are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 29, 2012

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates—actual:	Fiscal dates—as presented:
September 29, 2012	September 30, 2012
October 1, 2011	September 30, 2011
October 2, 2010	September 30, 2010
October 3, 2009	September 30, 2009
September 27, 2008	September 30, 2008

Abbreviation/term	Definition
Anchor	Anchor Gaming
APAC	Asia, Australia, New Zealand, and the Pacific
APIC	additional paid-in-capital
ASP	average sales price (machines)
ASR	accelerated share repurchase transaction
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
B2B	Business-to-business
B2C	Business-to-customer/consumer
bps	basis points
CCSC	Colorado Central Station Casino
CDS	central determination system
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EMEA	Europe (including the UK), the Middle East, and Africa
Entraction	Entraction Holding AB
EPA	Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IFRS	International Financial Reporting Standards
IGT rgsTM	IGT Remote Game ServerTM
IP	intellectual property
IRS	Internal Revenue Service
LAC	Latin America (Mexico, South and Central America) and the Caribbean
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management’s discussion and analysis of financial condition and results of operations
MLD®	Multi-layer-display
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development

Abbreviation/term	Definition
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
VAT	value added tax
VIE	variable interest entity
VWAP	average daily volume weighted average price
WAP	wide area progressive
Yield	average revenue per unit per day
*	not meaningful (in tables)

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our ability to successfully introduce new products and their impact on replacement demand
•	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
•	our expected future financial and operational performance
•	our strategic and operational plans
•	our leadership position in the gaming industry
•	the advantages offered to customers by our anticipated products and product features
•	economic conditions and other factors affecting the gaming industry
•	gaming growth, expansion, and new market opportunities
•	expected trends in the demand for our products
•	developments with respect to economic, political, regulatory and other conditions affecting our international operations
•
mergers, acquisitions and divestitures, including the expected benefits of completed acquisitions and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies

•	expected restructuring costs incurred in connection with our cost saving efforts
•	research and development activities, including anticipated benefits from such activities
•	fluctuations in future gross margins, tax rates, and liabilities
•	increasing product sales or machine placements
•	legislative, legal or regulatory developments and related market opportunities
•	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, and share repurchases
•	losses from off-balance sheet arrangements
•	financial returns to shareholders related to management of our costs
•	the impact of recently adopted accounting pronouncements
•	the outcome and expense of litigation
•	anticipated increased revenue yields and operating margin if general economic conditions improve

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

PART I

Item 1.          Business

International Game Technology is a global gaming company specializing in the design, development, manufacture, and marketing of casino games, gaming equipment and systems technology for land-based and online social gaming and wagering markets. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices, designed to enhance the player’s experience.

International Game Technology was incorporated in Nevada in December 1980 to facilitate our initial public offering in 1981. Principally serving the US gaming markets when founded, we expanded into jurisdictions outside the US beginning in 1986.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30. For simplicity, this report presents all fiscal years using the calendar month end as outlined in the table below.

Fiscal Year	Ended		Weeks
	Actual	Presented as
2012	September 29, 2012	September 30, 2012	52
2011	October 1, 2011	September 30, 2011	52
2010	October 2, 2010	September 30, 2010	52
2009	October 3, 2009	September 30, 2009	53
2008	September 27, 2008	September 30, 2008	52

Unless otherwise indicated in this report:
•	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
•
italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

•	references to years relate to our fiscal years ending September 30
•	current refers to the fiscal year ended September 30, 2012
•	Note refers to the Notes of our Consolidated Financial Statements in Item 8 of this report
•	references to EPS are on a diluted basis
•	table amounts are presented in millions, except units and EPS
•	discussion and analysis relates to results for the current fiscal year as compared with the prior year

BUSINESS SEGMENTS

We derive our revenues from the distribution of casino games, gaming equipment and systems technology for land-based and online social gaming and wagering markets. Operating results reviewed by our CEO encompass all revenue sources within each geographical customer region. We currently view our business in two operating segments, North America and International, each incorporating all revenue categories. Unless otherwise noted, prior year amounts throughout this report have been adjusted for operations discontinued during 2011 and 2010, as further described in Note 21.

•	North America consists of our operations in the US and Canada, comprising 76% of consolidated revenues from continuing operations in 2012, 76% in 2011, and 75% in 2010.
•	International consists of our operations in all other jurisdictions worldwide, comprising 24% of consolidated revenues from continuing operations in 2012, 24% in 2011, and 25% in 2010.

We measure segment profit on the basis of operating income. Certain income and expenses are managed at the corporate level and not allocated to an operating segment. Other segment and financial information contained in our MDA BUSINESS SEGMENT RESULTS and Note 18 is incorporated here by this reference.

REVENUE CATEGORIES

We recognized revenues in three major categories — Gaming Operations, Product Sales and Interactive. See Footnote 1 for additional information about accounting for our revenues.

Gaming Operations

Comprising 48% of consolidated revenues in 2012, 53% in 2011, and 54% in 2010, gaming operations generates recurring revenues by providing customers with proprietary land-based casino gaming equipment, systems, content licensing, and services under a variety of recurring revenue arrangements. Our gaming operations pricing arrangements are largely variable where casinos pay service fees to IGT based on a percentage of amounts wagered (also referred to as coin-in) or net win. Variable fee units comprised 82% of our gaming operations installed base at September 30, 2012.  Fixed fee units comprised 18% of our installed base at September 30, 2012 and pricing arrangements are typically based on a daily or monthly fee.

Casinos with IGT WAP machines paid a percentage of the coin-in for IGT services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems, as well as funding and administration of the progressive jackpot.  The cost of funding progressive jackpots is subject to interest rate volatility as further described in Note 1, MDA CRITICAL ACCOUNTING ESTIMATES and related risks included in Part I, Item 1A.

Gaming operations revenues are affected by variations in the number and type of machines in service, levels and frequency of player wagers, and pricing arrangement terms. Levels of play are dependent on game popularity, casino seasonality trends, economic conditions, and other player preferences. Seasonal trends generally show higher play levels in the spring and summer months and lower in the fall and winter months. We monitor the productive life cycles of our gaming operations machines and systematically replace units experiencing declining play levels with newer games.

The IGT owned gaming operations installed base was comprised of our MegaJackpots® premium branded gaming machines, including WAP and stand-alone units, as well as other lease or rental units, including CDS and racino machines. IGT owned units were recorded on our balance sheet as part of property, plant and equipment. Casino owned units represent machines sold to our customers that also provide a recurring royalty fee. Prior year casino owned units increased by 3,600 in 2012, 2,900 in 2011 and 1,500 in 2010 due to a change in management’s installed base criteria. Gaming operations revenues are generated from the units reflected in the table below, as well as from other service fees for systems access, game content, and other gaming equipment lease or rental.

Gaming Operations Units ('000)	2012	2011	2010
IGT owned units - MegaJackpots® (Premium brand)	27.1	27.9	27.2
IGT owned units - Lease (CDS, racino, other)	30.0	26.0	25.7
IGT installed base	57.1	53.9	52.9
Casino owned	21.6	20.4	19.4
Total	78.7	74.3	72.3

Product Sales

Comprising 45% of consolidated revenues in 2012, 45% in 2011, and 44% in 2010, product sales include land-based gaming machines and non-machine gaming related equipment, systems, services, licensing and royalty fees, and component parts (including kit conversions).

Product Sales Composition	2012	2011	2010
Slot machines	67%	63%	62%
Non-machine	33%	37%	38%
Gaming systems	20%	22%	22%
Parts & conversions	10%	12%	13%
Other fees & services	3%	3%	3%

Interactive

Comprising 7% of consolidated revenues in 2012, 2% in 2011, and 2% in 2010, interactive revenues are generated from online social gaming and wagering products and services, presented in the following two groups.

Social Gaming

Our North America based DoubleDown social casino-style gaming operation was acquired in January 2012 and generates revenues from the sale of virtual casino chips to players for use within the DoubleDown Casino® for additional play or game enhancements. Costs of revenues are comprised mainly of payment processing fees paid to Facebook or land-based casino hosts on a revenue participation basis. Social gaming metrics include:

●	DAU measures the number of active users that play games games at the DoubleDown Casino® each day. Average DAU is the average of the DAUs for each day during the period.
●	MAU measures the number of active users that played games at the DoubleDown Casino® at least once in the last 30 days. Average MAU is the average of the MAUs each day during the period.
●	DAU/MAU is a ratio used to monitor user engagement.
●
Bookings represent the total amount of virtual casino chips sold during the period, as opposed to revenues, which include deferral adjustments based on the estimated period of service or chip consumption.

Unlike many other online social casino-style games where each game is a unique application, DoubleDown operates as a single casino application with multiple games where all games are available to the player within a single application. As a result, DoubleDown’s reported number of active users is the equivalent of the number of unique users reported by many other online social casino-style game operators. Our DoubleDown strategy focuses on increasing DAU as an indicator of user engagement and average bookings per DAU. For 2012 since acquisition in January 2012, DoubleDown had average DAU of 1.4 million and  average bookings per DAU of $0.26.

IGTi

IGTi collectively refers to all of our other online and mobile gaming solutions. IGTi encompasses primarily real money wagering casino and mobile gaming systems infrastructure and applications, content licensing, and back office operational support services, including WAP jackpot funding and administration. IGTi solutions are generally provided under revenue sharing arrangements based on a percentage of net win.

IGTi solutions are provided in one of two ways. In B2B arrangements, IGTi provides content and services to a partnering business, which then connects to the player through the partner’s own site. In B2C arrangements, IGTi runs the online website on behalf of the customer, connecting directly with the player. IGTi costs of revenues includes transaction costs incurred to run the sites, including player verification checks, banking transaction fees, data center costs to host servers, internet bandwidth fees, royalties, and server support/maintenance fees.

STRATEGIC BUSINESS ACQUISITIONS AND AFFILIATES

We aim to complement our internal resources through strategic alliances, investments, and business acquisitions that:
•	diversify our geographic reach
•	expand our product lines and customer base
•	leverage our technological and manufacturing infrastructure to increase our rates of return

In January 2012, we acquired Seattle based Double Down Interactive LLC., developer and operator of the social gaming DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers around the world. This strategic acquisition is establishing IGT’s position in social casino-style gaming and strengthening our core business with added distribution channels for IGT game content. DoubleDown is presented as a component of our North America segment.

Acquisitions and affiliate investments are also discussed in Notes 2 and 20. Discontinued operations, and material asset losses or impairment recognized during the last three years are discussed in our MDA—OVERVIEW, MDA—CONSOLIDATED RESULTS, and Notes 19 and 21. Risks related to business combinations and investments are described in Part I, Item 1A.

PRODUCTS

We provide a broad range of casino games, gaming equipment and systems technology for land-based and online social gaming and wagering markets under for-sale or revenue sharing arrangements.

Games

We combine elements of math, play mechanics, sound, art, and technological advancements with our library of entertainment licenses and patented IP to provide gaming products designed to provide a high degree of player appeal. We continuously expand our game library with new content, popular brands, and appealing bonuses to address player preferences and other market trends.

We offer a wide array of casino-style games for land-based, online social gaming, online real-money wagering and mobile gaming markets with multi-line, multi-coin and multi-currency configurations.

Land-Based	Interactive
Premier (MegaJackpots®)	Social - DoubleDownCasino®
Multi-Level Progressive	Slots
Wide-Area Progressive	Video Poker
Stand-Alone	Table Games
Core	Online
Video Reel	MegaJackpots®
Spinning Reel	Slots
Video Poker	Table Games
Multi-Game (Game King®)	Fixed Odds
Game Families	Video Poker
Central Determination System	Bingo & Keno
Bingo (Class II)
VLT	Mobile
Multi-Player	Slots
Electronic Table	Table Games
Virtual Racing	Video Poker

Cabinet Configurations

Land-based customers can combine our extensive library of games with several gaming machine cabinets designed to maximize functionality, flexibility, and player comfort. Our AVP® machines support server-based gaming networks with G2S open industry standards. Slot machine configurations vary by jurisdiction and may include:
•	Stand-alone casino-style slot machines that determine the game play outcome at the machine, known as Class III in tribal jurisdictions
•	WAP jackpot systems with machines linked across several casinos
•
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

IGT systems products include infrastructure and applications for casino management, customer relationship management, player management, and server-based gaming. Our casino and customer relationship management solutions include integrated modules for:
• machine accounting	• bonusing (jackpots and promotions)
• patron management	• table game automation
• cage accounting	• payment processing
• table accounting	• reporting
• ticket-in/ticket-out	• regulatory compliance

Our player management solutions feature customized player messaging, tournament management, and integrated marketing and business intelligence modules that provide analytical, predictive, and management tools for maximizing casino operational effectiveness. Our server-based solutions enable electronic game delivery and configuration for slot machines, as well as providing casino operators with opportunities to increase profits by enhancing the players’ experience, connecting with players interactively, and creating operational efficiencies.

Interactive

IGT’s Double Down online social gaming operation provides a unique opportunity for casino entertainment to reach a broader audience, while complementing IGT’s other existing offerings and the core casino audience. DoubleDown Casino® is available online through Facebook and www.DoubleDownCasino.com on a variety of personal computer and mobile devices. Additionally, our land-based casino customers can integrate the DoubleDown Casino® link into their own website providing players with access to a large portfolio of popular social casino-style games. The DoubleDown Casino® link provides casino operators with an opportunity to engage their customers when they are not physically present in the land-based casino.

IGT also provides wager-based online casino and mobile gaming systems infrastructure and applications, content licensing, and back office operational support services. The IGT Remote Game Server® (IGT rgs™) seamlessly integrates onto an operator’s interactive platform, allowing access to our portfolio of game content that allows for real money wagering in legalized jurisdictions. These systems are primarily focused on the management of digital patron wallets, responsible gaming functionality, fraud detection and prevention, patron credentials, customer relationship management, player accounting, and player analytics. With these solutions, we deploy a full service platform capable of supporting the main games associated with online wagering (casino games, sports betting, multi-player poker and bingo).

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

We dedicate approximately 1,700 employees worldwide to R&D efforts covering multiple engineering disciplines, including hardware, electrical, systems and software. We specialize in progressive creative game development including design, math, graphics and audio. Our primary development facilities are located in Nevada (Reno and Las Vegas), California (San Francisco), Washington (Seattle), China (Beijing), and Australia (Sydney). Additional global design centers provide local community presence, customized products, and regional production where beneficial or required.

Our games are created primarily by employee designers, engineers, and artists, as well as third-party content creators. We also use third-party technologies to improve the yield of our development investment and concentrate increased resources on product differentiation engineering. A significant amount of our R&D efforts during 2012 continued to focus on expanding interactive online opportunities. Our investment in R&D totaled $217.0 million in 2012, $194.7 million in 2011, and $189.4 million in 2010.

Intellectual Property

Our IP portfolio of patents, trademarks, copyrights, and other licensed rights are significant to our business. At September 30, 2012, we held approximately 5,800 patents or patent applications and approximately 3,800 trademarks filed and registered worldwide. The weighted average remaining useful life of our capitalized patent costs at September 30, 2012 was approximately 3.5 years. Our brand licensing arrangements have various expiration dates through 2020 and commonly contain options to extend.

We seek to protect our investment in R&D and the new and original features of our products by perfecting and maintaining our IP rights. We obtain patent protection covering many of our products and have a significant number of US and foreign patent applications pending. Our portfolio is widely diversified with patents related to a variety of gaming products, including game designs, bonus and secondary imbedded game features, device components, and online or mobile functionality.

We market most of our products under trademarks and copyrights that provide product recognition and promote widespread acceptance. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable. We use IP assets offensively and defensively to protect our innovation and license it to others under terms designed to promote standardization in the gaming industry. IP litigation is described in Note 13 and related risk factors are discussed in Part I, Item 1A.

SALES AND MARKETS

We market our products and services worldwide. We have a substantial presence in the US and growing international operations. We promote our products through a worldwide network of sales associates, as well as third-party distributors and agents in certain markets under arrangements that generally specify no minimum purchase and require specified performance standards be maintained. We offer equipment contract financing for qualified customers and development financing loans to select customers for new or expanding gaming facilities.

As of September 30, 2012, we maintained 60 offices across six continents to respond to customer needs and our Global Support Center is staffed with experts in technical issue resolution. We provide access to product information and 24-hour customer service through our website and offer a variety of customer training designed to ensure success in using our products to their full potential.

North America

The gaming industry installed base in the US and Canada has been relatively flat over the last few years, at just over 900,000 legal gaming devices by our estimates. Growth of legalized gaming is largely driven by new jurisdictions considering gaming tax revenues as a means to address budget shortfalls. Sales or placements of gaming machines are also affected by new openings or expansion of existing gaming properties and the machine replacement cycle, as well as economic conditions. Additionally, we expanded into online social gaming with the acquisition of DoubleDown in January 2012.

International

Markets outside of North America are expected to grow faster than those in  North America, and we are localizing our sales presence in these markets, as we increase scalability and prepare for new opportunities. Our international strategy capitalizes on our North America experience, while customizing products for foreign languages, other unique local preferences and regulatory requirements.

Our international gaming markets included the following customer regions at September 30, 2012:
•	Europe (including the UK), the Middle East, and Africa (EMEA)
•	Latin America (Mexico, South and Central America) and the Caribbean (LAC)
•	Asia, Australia, New Zealand, and the Pacific (APAC)

As the legalization and regulation of online gaming continues to unfold, our strategic intent is to enter and do business in those regulated markets that offer attractive return characteristics and build on our existing capabilities. In conjunction with an evaluation of resources, products, and markets from a commercial and compliance perspective, during our 2012 fourth quarter we determined it was prudent to consolidate our IGTi product development and customer service resources in Europe primarily acquired with Entraction, due in part to diminished returns largely related to regulatory challenges. As a result, we began exiting certain online turnkey and poker operations and closing or reducing certain facilities in Europe (Stockholm and Tallinn). Resulting impairment and restructuring charges are discussed in our MDA-CONSOLIDATED RESULTS, MDA--BUSINESS SEGMENT RESULTS, and Note 19.

OPERATIONAL OVERVIEW

Manufacturing and Suppliers

In addition to our main production facility in Nevada, we manufacture our products using third-party manufacturers in China. We also provide reconditioning and re-manufacturing processes in our Las Vegas facility for our gaming operations installed base. Our manufacturing operations primarily involve the configuration and assembly of electronic components, cables, harnesses, video monitors, and prefabricated parts purchased from outside sources. We also operate facilities for silkscreen manufacturing and digital design.

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

We currently devote approximately 626,000 square feet in our Reno facilities and approximately 228,000 square feet in our Las Vegas facility to product development, manufacturing, warehousing, shipping, and receiving.  Maintaining our commitment to quality, we maintained our ISO 9001.2008 Quality Management System certification at all of our manufacturing facilities during 2012. ISO standards represent an international consensus with respect to the design, manufacture, and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.

We generally carry a sufficient amount of inventory related to the breadth of our product lines. We reasonably expect to fill our manufacturing product order backlog for both gaming operations and product sales within the next fiscal year. Backlog for gaming operations machine units totaled 7,800 at October 31, 2012 and 7,500 at October 31, 2011. Product sales backlog totaled approximately $197.3 million at October 31, 2012 and $122.1 million at October 31, 2011.

Employees

As of September 30, 2012, we employed 4,800 individuals worldwide, 3,900 in our North America segment and 900 in our International segment. We continue to review our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook.

COMPETITION AND PRODUCT DEMAND

IGT operates within an increasingly competitive market. The markets for our gaming products and services are constantly evolving and technological advances increasingly employ personal computers, mobile communication, and other digital media devices. Our competitors range from small, localized companies to large, multi-national corporations in every jurisdiction in which we conduct business. Our most significant competitors include Aristocrat Leisure Limited, Bally Technologies, Inc., and WMS Industries, Inc.

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

We believe IGT has competitive advantages resulting from broad alliances and lengthy business relationships with our customers, the financial strength to aggressively invest in R&D, and an extensive IP portfolio. Our historically high levels of customer service and support, extensive and well-established infrastructure of sales and manufacturing, worldwide name recognition, and geographic diversity are also competitive assets. We believe our reputation for consistently delivering and supporting quality products will encourage operators to select our products and enable us to maintain a substantial market position.

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

The public may read and copy any materials filed by the company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy  and information statements, and other information regarding issuers that file electronically with the SEC available at www.sec.gov .

Additionally, the following IGT information is available through the Investor Relations link of our website and will be mailed in print form free of charge to any shareholder upon request:
•	code of conduct
•	corporate governance guidelines
•	code of ethics for our principal executive officer and senior financial officers
•	conflict of interest guidelines for members of our board of directors
•	charters for our Audit, Capital Deployment, Compensation, and Nominating and Corporate Governance Committees

GOVERNMENT GAMING REGULATION

We conduct business worldwide and are subject to licensing and other regulatory requirements. The manufacture and distribution of casino games, gaming equipment, systems technology, and related services, as well as the operation of casinos, is subject to regulation by a variety of federal, state, international, tribal, and local agencies, with the majority of oversight provided by individual state gaming control boards.

While the regulatory requirements vary from jurisdiction to jurisdiction, most require:
•	licenses and/or permits
•	findings of suitability for the company, as well as individual officers, directors, major shareholders, and key employees
•	documentation of qualification, including evidence of financial stability
•	specific approvals for gaming equipment manufacturers and distributors

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

Gaming laws and regulations serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues. As such, our financial systems and reporting functions must demonstrate high levels of detail and integrity.

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

Risk factors related to gaming regulation are discussed in Part 1, Item 1A. Changes in or new interpretations of existing gaming laws and regulations may hinder or prevent us from continuing to operate in certain jurisdictions. Regulatory challenges related to our interactive operations in Europe are discussed in our MDA-CONSOLIDATED RESULTS, MDA--BUSINESS SEGMENT RESULTS, and Note 19.

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

Further, changes in existing gaming laws or regulations or new interpretations of existing gaming laws or regulations, both with respect to land-based and online gaming activities, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.  Additionally, evolving laws and regulations regarding data privacy could adversely impact opportunities for growth in our online business, and could result in additional compliance-related costs.

Our ability to operate in our existing land-based or online jurisdictions or expand into new land-based or online jurisdictions could be adversely affected by new or changing laws or regulations, new interpretations of existing laws or regulations, and difficulties or delays in obtaining or maintaining needed licenses or approvals.

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

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time.  We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect our operations and our ability to retain key employees.

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major stockholders, key employees or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games and gaming machines, hardware or software, we cannot sell or place on a participation or leased basis our products in that jurisdiction and our issued licenses in other jurisdictions may be impacted. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth.

Further, changes in existing gaming laws or regulations or new interpretations of existing gaming laws or regulations, both with respect to land-based and online gaming activities, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.  Additionally, evolving laws and regulations regarding data privacy could adversely impact opportunities for growth in our online business, and could result in additional compliance-related costs.

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

Competition in the gaming industry is intense due to the increasing number of providers, combined with the limited number of operators and jurisdictions in which they operate. In particular, we have observed an influx of small gaming equipment manufacturers entering the market over the last few years. This combination of a growing number of providers and a limited number of operators has resulted in an increased focus on price to value.  To compete effectively, providers must offer innovative products, with increasing features and functionality benefiting the operators along with game content appealing to the end player, at prices and, in certain cases, financing terms that are attractive to operators.

Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry. In addition, the level of competition among equipment providers has increased significantly due to consolidation among casino operators and cutbacks in capital spending by casino operators resulting from the economic downturn and decreased player spend.

Our online social gaming and wagering operations are also subject to intense competition. In particular, the online  social gaming casino operated by DoubleDown is relatively new and has lower barriers to entry. Several companies have launched social casino offerings, and new competitors are likely to continue to emerge, some of which may be operated by social gaming companies with a larger base of existing users, or by casino operators with more experience in operating a casino. If the products offered through our online businesses do not maintain their popularity, or fail to grow in a manner that meets our expectations, our results of operations and financial condition could be harmed.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks.  A significant portion of our revenues is derived from our International business segment.  Developments such as noted below could adversely affect our financial condition and results of operations:

•	social, political or economic instability
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements
•	the effects that evolving regulations regarding data privacy may have on our online operations
•	tariffs and other trade barriers
•	volatility of financial markets and fluctuations in foreign exchange rates outside the US
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
•	expropriation, nationalization and restrictions on repatriation of funds or assets
•	difficulty protecting our intellectual property
•	recessions in foreign economies
•	difficulties in maintaining foreign operations
•	changes in consumer tastes and trends
•	acts of war or terrorism
•	US government requirements for export

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

As we enter into new lines of business and expand our online offerings, there may be unintended adverse effects on our land-based business. For example, our online social gaming DoubleDown Casino® may be offered on Facebook alongside existing or planned online  social gaming casino offerings by one or more of our casino customers. One or more of such casino customers could view our online social gaming casino offering as competing with its offering. If, as a result of this view, one or more of such customers modifies, reduces or terminates its business relationship with us with respect to our land-based products and services, it could have a negative impact on our business and our operating results.

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

Our online social gaming casino offering is conducted almost entirely through Facebook, and our business and our growth prospects would suffer if we fail to maintain a good relationship with Facebook, or if Facebook were to alter the terms of our relationship.

DoubleDown Casino®, which is our online  social gaming casino offering, operates almost entirely through Facebook.  Consequently, our operating platform, growth prospects and future revenues from this online offering are dependent on our relationship with Facebook.  While DoubleDown has historically maintained a good relationship with Facebook, our online social gaming casino offering would suffer if we are unable to continue this relationship in the future.

In addition, our relationship with Facebook is not governed by a contract, but rather by Facebook’s standard terms and conditions for application developers. Facebook modifies these terms and conditions as well as its privacy policies from time to time, and any future changes, including any changes required as a result of government regulation, could have a material adverse impact on our business.  For example, if Facebook were to increase the fees that it charges application developers, our gross profit and operating income would suffer.  Additionally, if users were to limit our ability to use their personal information, if Facebook were to develop competitive offerings, either on its own or in cooperation with another competitor, or if Facebook were to alter their operating platform to our detriment, our growth prospects would be negatively impacted.

Our online offerings are part of a new and evolving industry, which presents significant uncertainty and business risks.

Online gaming, including social casino-style gaming, is a relatively new industry that continues to evolve.  The success of this industry and our online business will be affected by future developments in social networks, mobile platforms, legal or regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to social casino-style gaming activities), data privacy laws and regulations, and other factors that we are unable to predict, and are beyond our control.  This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our online offerings may be difficult to predict and we cannot provide assurance that our online offerings will grow at the rates we expect, or be successful in the long term.

Systems, network or telecommunications failures or cyber-attacks may disrupt our business and have an adverse effect on our results of operations.

Any disruption in our network or telecommunications services could affect our ability to operate our games or financial systems, which would result in reduced revenues and customer down time. Our network and databases of business or customer information are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks and similar events. Despite our implementation of network security measures and data protection safeguards, including a disaster recovery strategy for back office systems, our servers and computer resources are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with our computer systems in any such event could have a material adverse effect on our business, reputation, operating results and financial condition.

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

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund planned capital expenditures will depend on our operating performance, financial results and ability to generate cash from our operations. These variables, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future sources of capital under our credit facilities or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. The Notes mature on May 1, 2014, unless repurchased earlier or converted.  We may need to refinance or restructure all or a portion of our indebtedness, including the Notes, on or before maturity and may not be able to do so on commercially reasonable terms, or at all.  Any default on our debt obligations would have a material adverse effect on our business, operating results and financial condition.

New products may be subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements, software components, and/or unique new product offerings, such as our online social casino games at our DoubleDown Casino®, and applicable accounting principles or regulatory product approval delays could further change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.

We, our customers, and suppliers have operations in locations subject to natural occurrences such as severe weather and geological events including hurricanes, earthquakes, floods or tsunamis that could disrupt operations.  Any serious disruption at any of our facilities or the facilities of our customers or suppliers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.  In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect our business, results of operations or financial condition.

Investments and development financing loans could adversely impact liquidity or cause us to incur loan losses or record a charge to earnings if our investments become impaired.

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, particularly in our international operations. Such investment and financing activities subject us to increased credit risk in certain regions, which could be exacerbated by current unfavorable economic conditions or other political or economic instability in those regions. We monitor our investments and financing activities to assess impairment on a quarterly basis.

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

Item 1B.       Unresolved Staff Comments

None

Item 2.          Properties

Our properties consist primarily of facilities worldwide used for manufacturing, engineering, sales, corporate administration, customer service and technical support. We own our corporate headquarters in Las Vegas, Nevada, which serves as our primary sales and service facility. We also own a Reno, Nevada campus, which serves as our primary manufacturing, engineering and warehousing facility. Additional sales and service facilities worldwide are occupied under leases that expire at various times through 2022.

Square Footage Of Facilities At September 30, 2012

	Approximate Square Footage
	Owned	Leased
(in thousands)
North America (US and Canada)	1,840	787

International
EMEA	146	129
LatAm	-	60
AsiaPac	15	211

We expect our current properties will be adequate for our near-term business needs and the productive capacity of our facilities is substantially utilized.

Item 3.          Legal Proceedings

IGT has been named in and has brought lawsuits in the normal course of business. A description of certain of these matters is contained in Note 13 and incorporated herein by this reference.

Item 4.          Mine Safety Disclosures

Not Applicable

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “IGT.” As of November 26, 2012, there were approximately 2,000 record holders of IGT’s common stock and the closing price was $12.98.

	Quarters
	First	Second	Third	Fourth
2012
Stock price - high	$18.17	$18.10	$17.25	$16.07
Stock price - low	13.42	14.15	13.12	10.92
Dividends declared	$0.06	$0.06	$0.06	$0.06

2011
Stock price - high	$17.82	$19.11	$18.63	$19.15
Stock price - low	14.00	15.13	14.86	13.38
Dividends declared	$0.06	$0.06	$0.06	$0.06

In our 2013 first quarter, we declared a cash  dividend of $0.07 per share, payable on December 31, 2012 to shareholders of record on December 19, 2012.

IGT transfer agent and registrar

Wells Fargo Shareowner Services
1110 Centre Pointe Curve, Suite 101
MAC N9173-010
Mendota Heights, MN  55120
(800) 468-9716
www.wellsfargo.com/contactshareownerservices

Share Repurchases

The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution.  As announced on June 14, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion beginning on June 13, 2012 with no specified expiration date. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. See Note 17 for a description of our $400.0 million ASR transaction executed in June 2012.

2012 Fourth Quarter	Total (a) Number of Shares Purchased	Average Price Paid Per Share ($0.00)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
July 1 - July 28, 2012	1.7	$13.09	1.7	$600.0
July 29 - August 25, 2012	4.0	13.09	4.0	600.0
August 26 - September 29, 2012	1.0	13.09	1.0	600.0
Total	6.7	13.09	6.7	600.0

(a)	Total includes 6,200 of restricted shares or units tendered by employees at fair value at vesting for tax withholding obligations.

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for five fiscal years ended September 30, 2012 relative to the Standard and Poor’s 500 Composite Index and a customized peer group of four companies that includes Bally Technologies, Inc., Scientific Games Corporation, SHFL entertainment, Inc., and WMS Industries, Inc.

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

As of and for Years Ended September 30,	2012	2011	2010	2009	2008

Revenues	$2,150.7	$1,957.0	$1,917.2	$2,018.8	$2,430.0
Gross profit	1,237.6	1,138.4	1,087.3	1,113.6	1,383.4
Operating income	421.7	504.9	424.8	332.4	671.7
Income from continuing operations, before tax (1)	342.8	427.9	304.9	213.1	578.7
Income from continuing operations, net of tax	249.7	292.3	219.6	148.7	335.8
Discontinued operations, net of tax	(3.8)	(8.7)	(33.6)	(21.9)	(7.8)
Net income	245.9	283.6	186.0	126.8	328.0

Basic earnings per share
Continuing operations	$0.86	$0.98	$0.73	$0.50	$1.09
Discontinued operations	$(0.01)	$(0.03)	$(0.11)	$(0.07)	$(0.03)
Net income	$0.85	$0.95	$0.62	$0.43	$1.06

Diluted earnings per share
Continuing operations	$0.86	$0.97	$0.73	$0.50	$1.08
Discontinued operations	$(0.01)	$(0.03)	$(0.11)	$(0.07)	$(0.03)
Net income	$0.85	$0.94	$0.62	$0.43	$1.05

Weighted average shares outstanding
Basic	288.8	298.2	296.3	293.8	308.0
Diluted	290.4	299.8	297.8	294.0	310.2

Cash dividends declared per share	$0.24	$0.24	$0.24	$0.33	$0.57

Net operating cash flows	$446.5	$612.4	$591.0	$547.9	$486.5
Net investing cash flows	(308.8)	(118.3)	(117.7)	(288.4)	(365.7)
Net financing cash flows	(392.6)	(190.8)	(462.1)	(381.2)	(115.2)
Capital expenditures	208.7	205.1	240.2	257.4	298.2
Cash used for share repurchases	475.2	50.1	-	-	779.7

Cash and short-term investments (2)	$288.2	$552.0	$248.9	$247.4	$374.4
Working capital	633.0	875.2	620.1	609.2	733.4
Total assets	4,285.1	4,154.4	4,007.0	4,328.1	4,546.9
Debt, net (current and non-current)	1,846.4	1,646.3	1,674.3	2,020.0	2,235.4
Jackpot liabilities (current and non-current)	481.0	508.4	570.9	588.1	650.7
Non-current liabilities	2,457.0	2,174.9	2,190.4	2,640.0	2,881.9
Total equity (3)	1,197.8	1,444.8	1,234.3	1,063.6	928.3

(1)	2010, 2011 and 2012 were significantly impacted by impairment and restructuring charges. See Note 2 and Note 19.

2009 included a loss on other assets of $78.0 million ($48.8 million after tax) associated with Walker Digital IP, restructuring charges of $33.9 million ($21.2 million after tax), and losses of $15.4 million ($14.2 million after tax) associated with affiliate investments.

(2)	Restricted amounts included in cash and short-term investments. See Note 1.

(3)	2012 and 2008 equity was significantly reduced by shares repurchased.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment from the perspective of our company’s management. MDA is provided as a supplement to, and should be read in conjunction with, the accompanying Item 1, Business and Item 8, Financial Statements and Notes.

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

OVERVIEW

International Game Technology is a global gaming company specializing in the design, development, manufacture, and marketing of casino games, gaming equipment and systems technology for land-based and online social gaming and wagering markets. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices, designed to enhance the player’s experience.

We manage our operations in two geographic business segments, North America and International, each incorporating all revenue categories—Gaming Operations, Product Sales, and Interactive. Gaming operations and interactive revenues are generated by providing our products and services under a variety of recurring revenue arrangements. Product Sales revenues are generated by the sale of our products or services. Certain unallocated income and expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense, are not allocated to an operating segment. See Item 1—REVENUE CATEGORIES, BUSINESS SEGMENT RESULTS below and Note 18.

Consolidated Results

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11		11 vs 10
Revenues	$2,150.7	$1,957.0	$1,917.2	$193.7	10%	$39.8	2%
Operating income	$421.7	$504.9	$424.8	$(83.2)	-16%	$80.1	19%
Income from continuing operations	$249.7	$292.3	$219.6	$(42.6)	-15%	$72.7	33%
EPS from continuing operations	$0.86	$0.97	$0.73	$(0.11)	-11%	$0.24	33%

Results for our year ended September 30, 2012 reflected a 10% improvement in revenues, primarily due to added contribution from our recent interactive business acquisitions (DoubleDown in late January 2012 and Entraction in late June 2011) and higher North America machine sales. The decrease in operating income, and income and EPS from continuing operations (down 16%, 15%, and 11% respectively) was primarily due to higher operating expenses, largely related to additional investment in emerging interactive markets and technology.

Operating expenses for 2012 also reflected impairment and restructuring charges of $42.5 million, including $14.6 million related to reduced usage of Walker Digital patents, $12.8 million related to further decline in the value of our Alabama notes, and $15.1 million related to the reorganization of our IGTi operations involving the closure of certain Entraction services and facilities. Increased expenses were partially offset by a tax benefit of $44.7 million related to the Entraction closures.

Additionally, our 2012 EPS was favorably impacted by 32.7 million shares repurchased primarily during the latter half of the year. See Note 17 for information about our share repurchases. For a more in-depth analysis of our 2012 results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

Business Update

The gaming industry continues to be negatively impacted by reduced discretionary spending from consumers (players), which in turn reduces spending by our customers (casinos & other gaming operators). A slow global economic recovery has resulted in a slow rate of new casino openings and expansions, along with increased competitive pressures in replacement demand due to constrained capital budgets. We believe replacement demand will improve as the economy recovers and our customers’ capital budgets are increased. We also expect increased demand from new casino openings and expansions in the long-term, as new gaming markets develop in both land-based and online jurisdictions. Although the breadth and timing of these opportunities and risks remains uncertain, we expect year-over-year improvement in 2013, primarily attributable to anticipated replacement demand from the Canada Government Lottery.

As the North America market matures, we believe International markets will offer greater prospects for growth. Our business activities in certain International jurisdictions have been challenging during 2012.  In some regions, governmental restrictions have caused delays in product delivery, revenue recognition, and the repatriation of cash.  Our online real-money wagering operations in Europe have faced unexpected regulatory challenges that caused us to reevaluate our IGTi interactive resources, products, and markets from a commercial and compliance perspective.

During our 2012 fourth quarter, we determined it was prudent to consolidate our IGTi product development and customer service resources in Europe primarily acquired with Entraction, due in part to diminished returns largely related to regulatory challenges. As a result, we began exiting certain online turnkey and poker operations and closing or reducing certain facilities in Europe (Stockholm and Tallinn). We recognized impairment and restructuring charges of $15.1 million in the 2012 fourth quarter and expect to incur up to an additional $5 million of restructuring costs during the first half of 2013. See Note 19.

DoubleDown

In January 2012, we acquired Seattle based Double Down Interactive LLC., developer and operator of the online social gaming DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding casino-style game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers around the world. This strategic acquisition has established IGT’s position in casino-style social gaming and strengthened our core business with added distribution channels for IGT game content. DoubleDown was presented as a component of North America interactive operations. See Note 20.

Strategic Objectives

We continued to partner with our customers in an effort to deliver stronger relationships and innovative gaming products and services. For 2012, we focused on the following strategic short-term and long-term objectives designed to improve our business and shareholder value:

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

Our core objectives for 2013 are designed to build on  our 2012 operating improvements by focusing on the following strategic objectives:

Deliver returns through our continued commitment to create leverage by reaching every player, everywhere and focus on our core business.

Grow International revenues by broadening our MegaJackpots® installed base and increasing our localized content and multi-lingual games.

Energize mobile solutions by significantly expanding IGTi and social gaming offerings throughout our mobile/online environment.

Propel best-in-class game content to new levels across all platforms.

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Total Revenues	$2,150.7	$1,957.0	$1,917.2	$193.7		10%	$39.8		2%
Gross margin	58%	58%	57%	-	pp	-	1	pp	2%

Operating Income	$421.7	$504.9	$424.8	$(83.2)		-16%	$80.1		19%
Margin	20%	26%	22%	(6)	pp	-23%	4	pp	18%

Income from continuing operations	$249.7	$292.3	$219.6	$(42.6)		-15%	$72.7		33%
Discontinued operations	(3.8)	(8.7)	(33.6)	4.9		*	24.9		*
Net income	$245.9	$283.6	$186.0	$(37.7)		-13%	$97.6		52%

EPS
Continuing operations	$0.86	$0.97	$0.73	$(0.11)		-11%	$0.24		33%
Discontinued operations	(0.01)	(0.03)	(0.11)	0.02		*	0.08		*
Net income	$0.85	$0.94	$0.62	$(0.09)		-10%	$0.32		52%

2012 Compared With 2011

Total revenues grew 10%, driven primarily by increases from interactive (up $107.3 million) and machine sales (up $95.4 million). Changes in foreign currency rates negatively impacted revenues by approximately $15.5 million.

Operating income decreased 16% primarily due to increased operating expenses of $150.0 million related to emerging interactive markets and technology, including additions from the acquisitions of DoubleDown and Entraction. Interactive operating expenses included acquisition related charges primarily for DoubleDown of $69.1 million, mostly related to contingent retention bonus and earn-out liability accruals. Operating income also decreased due to higher impairment and restructuring charges. See OPERATING EXPENSES below for additional information.

Income from continuing operations decreased 15% for the same reasons operating income decreased and included a tax benefit of $44.7 million related to the Entraction closures.

2011 Compared With 2010

Improved operating income was primarily the result of higher product sales volume combined with reduced impairment and restructuring charges (see OPERATING EXPENSES below) and gross margin expansion.  Impairment charges in 2011 related to corporate assets held for sale, certain underperforming fixed assets, and additional decline in our Alabama notes receivable. The 2010 impairment charges related to the Alabama charitable bingo market closures.

Favorable foreign exchange rates also contributed approximately $27.6 million (largely Australia) to the increase in revenues. Income from continuing operations also benefited from reduced interest costs and favorable net investment gain, partially offset by higher tax provisions.

Discontinued operations (See Note 21)

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group in 2011 for approximately $47.0 million, which remains subject to contingent consideration related to certain customer arrangements. Loss on sale totaled $2.4 million (or $3.8 million after-tax) in 2012 and $22.6 million (or $12.6 million after-tax) in 2011. During 2010, our Japan operation was closed and DigiDeal was divested in conjunction with changes in our core business strategy. Results for these groups have been classified in discontinued operations for all periods presented.

GAMING OPERATIONS

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$1,040.0	$1,036.5	$1,044.2	$3.5		-	$(7.7)		-1%
Gross margin	61%	61%	60%	-	pp	-	1	pp	2%

Installed base (units '000)	57.1	53.9	52.9	3.2		6%	1.0		2%
MegaJackpots® (premium brand)	27.1	27.8	27.2	(0.7)		-3%	0.6		2%
Lease (CDS, Racino, other)	30.0	26.1	25.7	3.9		15%	0.4		2%

Yield (average revenue per unit)	$51.49	$53.34	$51.72	$(1.85)		-3%	$1.62		3%

2012 Compared With 2011

Gaming operations revenues were essentially flat, with International revenue increases offset by North America decreases. Gross margin remained flat, as lower yield was offset by favorable jackpot expense and royalties. Installed base increased 6% due to lease additions partially offset by decreases in Megajackpots® units. Yield decreased primarily due to lower performance and higher discounting in Megajackpots®, as well as an increasing mix of lower-yield stand-alone units.

2011 Compared With 2010

Our gaming operations installed base increased 2% due to international growth. North America revenue decline, largely due to facility closures in Alabama during 2010, was nearly offset by International increase.  Gross margin improved primarily due to yield improvement, attributable to higher play levels, most significant in our MegaJackpot® brands, an increasing mix of newer, higher performing game titles, and the removal of lower-yield Alabama and Mexico units. Gross margin also benefited from favorable expenses, including lower jackpot expense, as well as reduced depreciation, casino service costs, and tax and license fees in CDS and lease operations.

PRODUCT SALES

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$966.8	$883.9	$843.0	$82.9		9%	$40.9		5%
Machines	653.5	558.1	521.3	95.4		17%	36.8		7%
Non-machine (systems, parts, other)	313.3	325.8	321.7	(12.5)		-4%	4.1		1%

Gross margin	54%	55%	53%	(1)	pp	-2%	2	pp	4%

Machine units recognized ('000) (1)	43.6	37.5	34.7	6.1		16%	2.8		8%

Machine ASP ('000)	$15.0	$14.9	$15.0	$0.1		1%	$(0.1)		-1%

Machine units shipped ('000) (2)	44.2	35.9	32.7	8.3		23%	3.2		10%
New/expansion	12.9	11.4	13.4	1.5		13%	(2.0)		-15%
Replacement	31.3	24.5	19.3	6.8		28%	5.2		27%
(1) correlates with revenues recognized; (2) includes deferred revenue units

2012 Compared With 2011

Product sales grew 9% primarily due to increased replacement machine units sold in North America and higher ASP. Increased machine revenues were partially offset by lower non-machine revenues (down 4%), where lower systems and parts sales (down $21.7 million collectively) were offset by higher license fee revenues (up $9.2 million). Gross margin decline was primarily due to higher international machine component and rework costs. The increase in North America replacement machine units was due in large part to the fulfillment of a large Canadian Lottery contract and significant lease units converted to for-sale. Consolidated ASP increased 1%, due to lower promotional discounts and a greater mix of newer MLD machines in North America.

Deferred revenue increased $1.4 million during 2012 to $60.5 million at September 30, 2011, primarily related to obligations under multi-element contracts. During 2012, we shipped 2,800 units for which revenues were deferred and recognized revenues for 2,100 units previously shipped, for a net increase of 700 units in deferred revenue.

2011 Compared With 2010

Product sales growth in 2011 was driven primarily by higher North America replacement units, fueled by increased promotions. Favorable jurisdiction and product mix, as well as cost efficiencies and lower discounts, further improved gross profit and margin. Increased 2011 fourth quarter promotions contributed to a slower 2012 first quarter.

Deferred revenue decreased $31.1 million during 2011 to $59.1 million at September 30, 2011, primarily related to the completion of obligations under multi-element contracts. During 2011, we shipped 2,400 units for which revenues were deferred and recognized revenues for 4,000 units previously shipped, for a net decrease of 1,600 units in deferred revenue.

INTERACTIVE

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$143.9	$36.6	$30.0	$107.3		293%	$6.6		22%
Social gaming	87.0	-	-	87.0		-	-		-
IGTi	56.9	36.6	30.0	20.3		55%	6.6		22%

Gross margin	56%	51%	53%	5	pp	10%	(2)	pp	-4%

DoubleDown Average user statistics
Daily acitve users/DAU ('000)	1,372
Monthly active users/MAU ('000)	5,097
Bookings per DAU(0.00)	$0.26

2012 Compared With 2011

Interactive revenue growth was primarily the result of recent business acquisitions, primarily DoubleDown’s social gaming in late January 2012, as well as Entraction in late June 2011 included in IGTi. Since acquisition, social gaming revenues have increased each quarter due to the combination of higher bookings per DAU (up 49%) and increased DAU (up 6%), largely driven by new IGT content and mobile platform introductions for the DoubleDown Casino®. Other IGTi operations contributed $9.6 million to revenue growth in 2012, primarily due to IGT rgsTM customer expansion, new games released, and player adoption of IGT games, as well as a VAT settlement of $7.4 million.

Interactive gross margin increased 10% primarily due to the favorable contribution from the DoubleDown acquisition, partially offset by additional amortization of acquired intangibles of $5.8 million increased equipment depreciation and transaction costs.

Entraction contributed $15.1 million to 2012 IGTi revenues. As a result of our decision to exit Entraction online turnkey and poker operations, we expect no material Entraction revenues in 2013.

2011 Compared With 2010

Interactive revenue growth in 2011 was primarily the result of the added contributions of $4.5 million from the Entraction acquisition in late June 2011. Other IGTi operations also contributed $2.1 million to revenue growth in 2011, primarily attributable to increased customers, games released, and player adoption of IGT games. Gross margin decline was primarily due to increased equipment depreciation and transaction costs.

OPERATING EXPENSES

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11		11 vs 10

Selling, general and administrative	$410.4	$353.3	$330.4	$(57.1)	-16%	$(22.9)	-7%
Research and development	217.0	194.7	189.4	(22.3)	-11%	(5.3)	-3%
Depreciation and amortization	76.9	69.7	74.3	(7.2)	-10%	4.6	6%
Contingent acquisition related costs	69.1	-	-	(69.1)	-	-	-
Impairment and restructuring	42.5	15.8	68.4	(26.7)	-169%	52.6	77%
Total operating expenses	$815.9	$633.5	$662.5	$(182.4)	-29%	$29.0	4%
Percent of revenues	38%	32%	35%

2012 Compared With 2011

Operating expenses increased 29%, primarily due to additional investment in emerging interactive markets and technology. Operating expenses related to interactive initiatives, including additions from Entraction and DoubleDown, increased $150.0 million, of which acquisition related charges (primarily from DoubleDown) totaled $88.2 million, comprised of contingent employee retention bonuses ($41.6 million) and earn-out valuation adjustment ($27.5 million),  amortization of acquired intangibles ($13.3 million), and professional consulting fees ($5.8 million).

Impairment and restructuring charges for 2012 included $14.6 million related to Walker Digital patents, $12.8 million related to further decline in the value of our Alabama notes’ collateral, and $15.1 million related to the reorganization of our IGTi operations involving the closure of certain Entraction services and facilities. See Note 19 for additional information about these charges. As a result of the Entraction closures, we expect to incur up to an additional $5.0 million of restructuring costs during the first half of 2013.

Other incremental operating costs in SG&A and R&D included settlement charges of $3.1 million related to the early termination of a distributor arrangement.

2011 Compared With 2010

Operating cost increases included development initiatives related to our interactive product line of $12.6 million and $9.4 million for LAC operations. Higher variable compensation was partially offset by lower bad debt (down $2.2 million) and other cost efficiencies maintained from previous restructuring efforts.

Impairment charges for 2011 related to corporate assets held for sale, certain underperforming fixed assets, and additional decline in our Alabama notes receivable. The 2010 impairment charges related to the Alabama charitable bingo market closures. See Note 19 for additional information about these charges.

OTHER INCOME (EXPENSE)

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11		11 vs 10

Interest Income	$45.3	$51.2	$61.1	$(5.9)	-12%	$(9.9)	-16%
WAP investments	20.0	22.4	24.9	(2.4)	-11%	(2.5)	-10%
Receivables and investments	25.3	28.8	36.2	(3.5)	-12%	(7.4)	-20%

Interest Expense	(122.2)	(130.8)	(161.7)	8.6	7%	30.9	19%
WAP jackpot liabilities	(19.9)	(22.2)	(24.6)	2.3	10%	2.4	10%
Borrowings	(69.9)	(79.0)	(107.4)	9.1	12%	28.4	26%
Convertible debt equity discount	(32.4)	(29.6)	(29.7)	(2.8)	-9%	0.1	-

Other, including gain (loss)	(2.0)	2.6	(19.3)	(4.6)	-177%	21.9	113%

Total other income (expense), net	$(78.9)	$(77.0)	$(119.9)	$(1.9)	-2%	$42.9	36%

2012 Compared With 2011

The unfavorable variance in total other income (expense) was primarily due to increased foreign currency losses and lower interest income, partially offset by higher investment gains and decreased interest expense on lower average borrowing rates. Interest income decreased on a lower-rate portfolio of receivable and investments. Foreign currency losses increased $8.8 million primarily from UK and Australia currency transactions. Other income in 2011 included $4.3 million of gain on the sale of our CLS equity investment.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

2011 Compared With 2010

The favorable variance in total other income (expense) was primarily due to decreased interest expense on lower debt and favorable net gain/loss on investments, derivatives, and foreign currency, partially offset by decreased interest income from customer financing. Other expense included $4.3 million of gain on the sale of our CLS equity investment during 2011 and loss of $20.5 million related to changes in our CLS notes receivable in 2010.

INCOME TAX PROVISION

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11	11 vs 10

Income tax provision	$93.1	$135.6	$85.3	$42.5	$(50.3)
Effective tax rate	27.2%	31.7%	28.0%	4.5	(3.7)	pp

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits. See Note 14 for additional information about our tax provision.

2012 Compared With 2011

The 2012 effective tax rate on income from continuing operations was favorably impacted by a tax benefit of $44.7 million related to certain Entraction closures. In addition, the 2012 effective tax rate was negatively impacted by the expiration of the R&D tax credit and losses of $31.0 million in foreign jurisdictions for which there were no associated tax benefits.

2011 Compared With 2010

Our 2011 effective tax rate on income from continuing operations increased largely due to changes in certain discrete tax items. The 2011 provision included favorable discrete tax items of $7.0 million related to the manufacturer’s deduction and retroactive reinstatement of the R&D tax credit and $15.1 million resulting from a lapse in the statute of limitations for 2007. The 2010 provision was positively impacted by $36.7 million as a result of settlements with tax authorities and the closure of IRS examinations for years 2002 through 2005, partially offset by other changes in uncertain tax positions.

BUSINESS SEGMENT RESULTS (See Note 18)

NORTH AMERICA SEGMENT RESULTS

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10

Total Revenues	$1,644.1	$1,480.3	$1,428.4	$163.8		11%	$51.9		4%
Gross margin	58%	58%	56%	-	pp	-	2	pp	4%

Operating Income	$425.8	$476.6	$345.9	$(50.8)		-11%	$130.7		38%
Margin	26%	32%	24%	(6)	pp	-19%	8	pp	33%

2012 Compared With 2011

North America revenues grew 11% primarily due to added contribution from DoubleDown’s social gaming business acquired in late January 2012 and increased replacement machines sales. Operating income decreased 11% due to increased operating costs, primarily due to additional expenses from DoubleDown. Operating expenses included acquisition related charges primarily related to DoubleDown of $82.4 million for contingent employee retention bonus and earn-out liability accruals and $13.3 million for the amortization of acquired intangibles.

2011 Compared With 2010

North America operating income improvement was primarily the result of higher product sales volume combined with reduced impairment and restructuring charges (see CONSOLIDATED RESULTS – OPERATING EXPENSES above) and gross margin expansion. Impairment charges for 2011 included $7.9 million related to corporate assets held for sale and $3.6 million related to additional decline in our Alabama notes receivable. The 2010 impairment charges related to the Alabama charitable bingo market closures.

NORTH AMERICA GAMING OPERATIONS

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$907.8	$913.8	$933.0	$(6.0)		-1%	$(19.2)		-2%
Gross margin	60%	59%	58%	1	pp	2%	1	pp	2%

Installed base (units '000)	43.4	40.9	40.9	2.5		6%	-		-
MegaJackpots® (premium brand)	23.8	23.9	23.8	(0.1)		-	0.1		-
Lease (CDS, racino, other)	19.6	17.0	17.1	2.6		15%	(0.1)		-1%

Yield (average revenue per unit)	$59.19	$61.44	$59.35	$(2.25)		-4%	$2.09		4%

2012 Compared With 2011

North America gaming operations revenues decreased 1% primarily due to lower yield. Gross margin increased 2%, primarily due to lower jackpot expense and royalties. Installed base increased 6% due to expansion in lease operations, partially offset by decreases in MegaJackpots® units. Yield decreased 4% primarily due to lower performance and higher discounting in MegaJackpots®, as well as an increasing mix of lower-yield stand-alone units.

2011 Compared With 2010

North America interactive revenues grew $87.8 million primarily due to the recent acquisition of DoubleDown in late January 2012. DoubleDown’s social gaming revenues have increased each quarter since acquisition, primarily due to the combination of higher bookings per DAU (up 49%) and increasing DAU (up 6%). These improvements were driven by new IGT content and mobile platform introductions for the DoubleDown Casino® . Other IGTi operations revenue growth of $0.8 million in 2012 related to an online partner in Canada initiated in late 2011. Gross margin decrease of 9% included $5.8 million for the amortization of acquired developed technology.

NORTH AMERICA PRODUCT SALES

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$648.2	$566.2	$495.4	$82.0		14%	$70.8		14%
Machines	421.3	324.7	268.2	96.6		30%	56.5		21%
Non-machine (systems, parts, other)	226.9	241.5	227.2	(14.6)		-6%	14.3		6%

Gross margin	57%	56%	52%	1	pp	2%	4	pp	8%

Machine units recognized	29.1	22.8	18.6	6.3		28%	4.2		23%

Machine ASP ('000)	$14.5	$14.2	$14.4	$0.3		2%	$(0.2)		-1%

Machine units shipped ('000)	29.3	20.9	18.1	8.4		40%	2.8		15%
New/expansion	7.3	4.9	5.7	2.4		49%	(0.8)		-14%
Replacement	22.0	16.0	12.4	6.0		38%	3.6		29%

2012 Compared With 2011

Revenues from North America product sales improved 14% primarily due to increased machine units sold, partially offset by lower non-machine sales. Non-machine revenues decreased $14.6 million primarily due to lower Advantage® systems sales and fewer promotional parts conversion kits, partially offset by increased licensing fees. Gross margin improvement was attributable to lower machine costs due to favorable production volume and cost efficiencies, as well as increased ASP. Machine ASP improved due to lower discounts and a favorable mix of newer MLD models.

Machine units recognized increased 28% driven by higher demand for replacement units, as well as new/expansion units including new Ohio jurisdiction properties. Replacement units recognized included certain units under contract with the Canada Government Lottery and units under lease-to-purchase conversions. Although quarterly units can vary widely depending on the timing of customer needs and the level of promotional programs offered, we expect our 2013 annual units will increase over 2012.

2011 Compared With 2010

Product sales revenues improved with increased replacement machines driven by successful promotional programs, as well as higher IP licensing fees, and network systems sales. Gross margin improvement was primarily due to an increased mix of higher-margin systems and IP revenues, lower promotional discounts, and reduced obsolescence and warranty costs.

NORTH AMERICA INTERACTIVE

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$88.1	$0.3	$-	$87.8		*	$0.3		-
Social gaming	87.0	-	-	87.0		-	-		-
IGTi	1.1	0.3	-	0.8		267%	0.3		-

Gross margin	61%	67%	0%	(6)	pp	-9%	67	pp	-

DoubleDown statistics
Daily active users/DAU ('000)	1,372
Monthly active users/MAU ('000)	5,097
Bookings per DAU (0.00)	$0.26

2012 Compared With 2011

North America interactive revenues grew $87.8 million primarily due to the recent acquisition of DoubleDown in late January 2012. DoubleDown’s social gaming revenues have increased each quarter since acquisition, primarily due to the combination of higher bookings per DAU (up 49%) and increasing DAU (up 6%). These improvements were driven by new IGT content and mobile platform introductions for the DoubleDown Casino®. Other IGTi operations revenue growth of $0.8 million in 2012 related to an online partner in Canada initiated in late 2011. Gross margin decrease of 9% included $5.8 million for the amortization of acquired developed technology.

INTERNATIONAL SEGMENT RESULTS

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Total Revenues	$506.6	$476.7	$488.8	$29.9		6%	$(12.1)		-2%
Gross margin	55%	59%	59%	(4)	pp	-7%	-	pp	-

Operating Income	$103.6	$138.4	$170.2	$(34.8)		-25%	$(31.8)		-19%
Margin	20%	29%	35%	(9)	pp	-31%	(6)	pp	-17%

2012 Compared with 2011

International revenues grew 6%, primarily due to increases from interactive (up $19.5 million) and gaming operations (up $9.5 million). Changes in foreign currency rates negatively impacted 2012 revenues by approximately $13.1 million. Operating income decreased primarily due to increased interactive operating costs, including $15.1 million of impairment and restructuring charges related to the Entraction closures. We expect to incur up to an additional $5.0 million of Entraction restructuring costs during the first half of 2013.

2011 Compared With 2010

International operating income decreased primarily due to lower product sales volume and higher operating costs largely related to additional infrastructure development for our interactive product line and LAC operations, and impairment of $4.3 million related to certain underperforming fixed assets. Favorable foreign exchange rates increased international revenues by approximately $25.5 million. In 2011 we sold our UK Barcrest Group and during 2010 our Japan operation was closed. Results for these groups have been classified in discontinued operations for all periods presented.

INTERNATIONAL GAMING OPERATIONS

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$132.2	$122.7	$111.2	$9.5		8%	$11.5		10%
Gross margin	70%	73%	77%	(3)	pp	-4%	(4)	pp	-5%

Installed base (units '000)	13.7	13.0	12.0	0.7		5%	1.0		8%
MegaJackpots® (Premium brand)	3.3	3.9	3.4	(0.6)		-15%	0.5		15%
Lease	10.4	9.1	8.6	1.3		14%	0.5		6%

Yield (average revenue per unit)	$27.19	$26.91	$24.87	$0.28		1%	$2.04		8%

2012 Compared with 2011

International gaming operations revenues increased 8% due to higher yield and installed base growth. Gross margin decreased primarily due to higher depreciation and service order costs. Installed base grew 5%, as lease unit increase was partially offset by decreased MegaJackpots® units. Yield improved 1%, as lease operations improvement was partially offset by decline in MegaJackpots® yield.

2011 Compared With 2010

International gaming operations revenues increased due to installed base growth, improved yield, and favorable foreign exchange rates. Game operations gross margin declined primarily due to higher depreciation with newer games.

INTERNATIONAL PRODUCT SALES

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues	$318.6	$317.7	$347.6	$0.9		-	$(29.9)		-9%
Machines	232.2	233.4	253.1	(1.2)		-1%	(19.7)		-8%
Non-machine (systems, parts, other)	86.4	84.3	94.5	2.1		2%	(10.2)		-11%

Gross margin	49%	54%	53%	(5)	pp	-9%	1	pp	2%

Machine units recognized ('000)	14.5	14.7	16.1	(0.2)		-1%	(1.4)		-9%

Machine ASP ('000)	$16.0	$15.9	$15.7	$0.1		1%	$0.2		1%

Machine units shipped ('000)	14.9	15.0	14.6	(0.1)		-1%	0.4		3%
New/expansion	5.6	6.5	7.7	(0.9)		-14%	(1.2)		-16%
Replacement	9.3	8.5	6.9	0.8		9%	1.6		23%

2012 Compared with 2011

International product sales revenues were relatively flat, as increased non-machine revenues and favorable ASP were offset by lower unit volume. Gross margin decreased 9% primarily due to higher machine component and rework costs, as well as a higher contribution in the prior year from Mexico lease-conversion games that carried atypically high margins.

2011 Compared With 2010

International product sales revenues decreased with fewer units and lower systems and parts, partially offset by favorable foreign exchange rates. Gross margin was also favorably impacted by the contribution from higher-margin lease conversion games sold in Mexico.

INTERNATIONAL INTERACTIVE

				Favorable (Unfavorable)
	2012	2011	2010	12 vs 11			11 vs 10
Revenues - IGTi	$55.8	$36.3	$30.0	$19.5		54%	$6.3		21%
Gross margin	49%	51%	53%	(2)	pp	-4%	(2)	pp	-4%

2012 Compared with 2011

International interactive revenues grew 54%, primarily due to added contributions from the acquisition of Entraction in late June 2011.  Additionally, other IGTi operations contributed $9.6 million to revenue growth, primarily due to IGT rgs™ customer expansion, new games released, and player adoption of IGT games, as well as a VAT settlement of $7.4 million. Gross margin decreased 4% primarily due to increased equipment depreciation and transaction costs.

Entraction contributed $15.1 million to 2012 IGTi revenues. As a result of our decision to exit certain Entraction online turnkey and poker operations, we expect no material Entraction revenues in 2013.

2011 Compared With 2010

Interactive revenue growth was primarily from added contributions of $4.5 million from Entraction acquired in late June 2011. Other IGTi operations also contributed $1.8 million to revenue growth in 2011, primarily due to increased customers, games released, and player adoption of IGT games. Gross margin decline was primarily due to increased equipment depreciation and transaction costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

Selected Financial Information and Statistics

				Increase (Decrease)
As Of And For The Fiscal Years Ended September 30,	2012	2011	2010	12 vs 11	11 vs 10
Cash and cash equivalents	$206.3	$460.0	$158.4	$(253.7)	$301.6
Accounts receivable, net	346.6	320.1	290.3	26.5	29.8
Inventories	92.9	73.0	97.6	19.9	(24.6)
Working Capital	633.0	875.2	620.1	(242.2)	255.1

Trailing-twelve month statistics, excluding discontinued operations:
Average days sale outstanding (excluding contracts and notes)	59	60	50	(1)	10
Inventory turns	4.8	5.4	4.6	(0.6)	0.8

At September 30, 2012, our principal sources of liquidity were cash and equivalents and amounts available under Credit Facilities and Indebtedness discussed below. Other potential sources of capital include, but are not limited to, the issuance of debt securities, bank credit facilities and the issuance of equity securities. Foreign subsidiary operations held 47% of our cash and equivalents at September 30, 2012.

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

Cash and equivalents decreased $253.7 million during 2012, primarily due to the use of cash for share repurchases of $475.2 million, acquisitions of $233.9 million, primarily DoubleDown, capital expenditures of $208.7 million, and dividends paid of $70.6 million. These decreases were partially offset by cash generated from operations of $446.5 million, net debt proceeds of $140.0 million, net proceeds from investments and loans of $133.8 million and net employee stock plan proceeds of $15.7 million.

Inventory turns decreased with higher inventory related to customer deliveries anticipated for our fiscal 2013 first quarter. Days sales outstanding improved slightly primarily due to increased revenues.

Cash Flows Summary – A Three Year Comparative

				Favorable (Unfavorable)
Years Ended September 30,	2012	2011	2010	12 vs 11	11 vs 10
Operations	$446.5	$612.4	$591.0	$(165.9)	$21.4
Investing	(308.8)	(118.3)	(117.7)	(190.5)	(0.6)
Financing	(392.6)	(190.8)	(462.1)	(201.8)	271.3
Effects of exchange rates	1.2	(1.7)	0.5	2.9	(2.2)
Net Change	$(253.7)	$301.6	$11.7	$(555.3)	$289.9

Operating Cash Flows

Operating cash flows decreased in 2012 primarily due to lower earnings and changes in working capital related to business volume and certain timing impacts. Significant changes in cash used by working capital included:

•	$140.1 million more cash used for estimated income tax payments, as 2011 payments were reduced by overpayments from our federal tax return filed during 2010

•	$61.6 million less cash provided from receivables, primarily due to an increase in sales concentrated toward the end of 2012

Operating cash flows increased in 2011 primarily due to improved net income and changes in working capital related to business volume and certain timing impacts. Significant changes in cash used by working capital included less cash used for income taxes, inventory, accounts payable and accrued liabilities.  These decreases in cash used were partially offset by increased cash used for jackpot liabilities and less cash provided from receivables and other assets. Cash flows related to jackpot liabilities fluctuate based on the timing of jackpots and winner payments, volume of play, and market variations in applicable interest rates.

Investing Cash Flows

We used more cash for investing in 2012 primarily due to increased investment in business acquisitions of $233.9 million (see Note 20) and increased capital expenditures.

Net cash used for investing was relatively unchanged during 2011.  Increased business acquisitions spending  and reduced affiliate investment proceeds were partially offset by lower capital expenditures, higher proceeds from discontinued operations and the sale of gaming operations equipment, along with increased cash provided from development financing loans and restricted cash. See Note 20 for more information about our  acquisitions.

				Increase (Decrease)
Years Ended September 30,	2012	2011	2010	12 vs 11	11 vs 10
Property, plant and equipment	$43.8	$14.1	$19.5	$29.7	$(5.4)
Gaming operations equipment	162.4	189.2	217.6	(26.8)	(28.4)
Intellectual property	2.5	1.8	3.1	0.7	(1.3)
Total capital expenditures	$208.7	$205.1	$240.2	$3.6	$(35.1)

Financing Cash Flows

Increased cash used for financing in 2012 was primarily due to share repurchases of $475.2 million, partially offset by net debt proceeds of $140.0 million. We executed a $400.0 million ASR transaction in June 2012, described in more detail in Note 17.

Decreased cash used for financing during 2011 was primarily related to decreased debt repayments, partially offset by increased cash used for share repurchases. During 2011, we purchased 3.1 million shares for an aggregate cost of $50.1 million in open market transactions under our 2011 $500.0 million share repurchase authorization.

CREDIT FACILITIES and INDEBTEDNESS (See Note 12)

At September 30, 2012, $140.0 million was outstanding on our domestic credit facility, $587.7 million was available, and $22.3 million was reserved for letters of credit and performance bonds. The amounts drawn were used to fund a portion of our 2012 third quarter share repurchases (see Note 17). Our foreign credit facility in Australia was terminated in April 2012. We were in compliance with all debt covenants at September 30, 2012, with an interest coverage ratio of 12.0:1 and a net funded debt leverage ratio of 2.4:1.

The domestic credit facility interest rates and facility fees are based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. At September 30, 2012, our interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps.

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

Prior to conversion or exercise, the Notes and warrants could have a dilutive effect on our earnings per share to the extent the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The note hedges are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive. The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at September 30, 2012.

The note hedges and warrants were separate transactions apart from the Notes, and Note holders have no rights with respect to these separate transactions. The note hedges and warrants are considered indexed to IGT common stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2012. Accordingly, the note hedges cost of $177.3 million, net of deferred taxes of $65.5 million, and $66.8 million received for the warrants were recorded as adjustments to shareholders’ equity. Subsequent changes in fair value will not be recognized as long as the note hedges and warrants continue to meet the criteria for equity classification.

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

Shelf Registration

In March 2012, we filed a shelf registration statement with the SEC which allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering.

2.6% Convertible Debentures

On December 15, 2009, Debentures of $701.2 million aggregate principal were tendered under the holders’ put option and accepted by IGT for payment. On February 4, 2010, IGT completed final redemption of the remaining $5.8 million aggregate outstanding principal of Debentures.

FINANCIAL CONDITION

September 30,	2012	2011	Increase (Decrease)
Assets	$4,285.1	$4,154.4	$130.7
Liabilities	3,087.3	2,709.6	377.7
Total Equity	1,197.8	1,444.8	(247.0)

Changes During 2012

Total assets increased primarily due to increases related to business acquisitions (see Note 20) of $232.8 million in goodwill and $23.0 million in intangible assets, net of amortization, as well as increases in customer financing of $64.0 million and inventories of $19.9 million, partially offset by a decrease in cash of $253.7 million.

Liabilities increased primarily due to additions of $140.0 million in long-term debt for borrowings on our line of credit, $182.3 million in acquisition related liabilities, partially offset by decrease in jackpot liabilities of $27.4 million. Total equity decreased primarily due to share repurchases partially offset by earnings.

CONTRACTUAL OBLIGATIONS and COMMERCIAL COMMITTMENTS

The following table summarizes expected effects on future liquidity and cash flows from our minimum contractual obligations and commercial commitments as of September 30, 2012.

	Payments due by fiscal year
	Total	2013	2014 to 2015	2016 to 2017	2018 and thereafter
Debt (1)	$1,790.0	$-	$850.0	$140.0	$800.0
Interest and fees on debt (2)	248.9	58.1	77.1	57.8	55.9
Jackpot winner payments (3)	587.3	152.4	121.5	88.5	224.9
Open purchase orders	145.8	125.7	19.6	0.5	-
Acquisition contingent consideration (4)	252.0	74.8	177.2	-	-
Operating leases (5)	66.0	13.3	23.5	17.2	12.0
Other obligations (6)	26.8	17.7	8.1	1.0	-
Totals	$3,116.8	$442.0	$1,277.0	$305.0	$1,092.8

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

(3)
Winner payments represent amounts due previous and future WAP jackpot winners. The timing and amount of future winner payments were estimated based on historical patterns of winners’ lump sum payment elections and discount rates effective at September 30, 2012. We maintain cash and investments at sufficient levels to fund jackpot liabilities for winner payments. See Notes 1 and 9 for additional information about jackpot liabilities.

(4)	See Note 20 for additional information regarding acquisition contingent consideration.

(5)	See Note 15 for additional information regarding operating leases.

(6)	Other obligations include unconditional amounts due under licenses, royalties and IP rights, and JV capital commitments. For additional information, see Note 2 about JV capital commitments.

Liabilities related to unrecognized tax benefits of $134.8 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We do not expect the total amount of our unrecognized tax benefits to change significantly during the next twelve months. See Note 14 related to unrecognized tax benefits.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At September 30, 2012, there were no recently issued accounting standards that are expected to have a significant impact to our financial statements.  See Note 1.

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

Revenue Recognition

Our revenues are derived from the design, development, manufacture, and marketing of casino-style gaming entertainment products and services, including game content, equipment, and sytems technology. Revenues are recognized when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists
•	the price to the customer is fixed and determinable
•	delivery has occurred and any acceptance terms have been fulfilled
•	collection is reasonably assured

Determining whether these requirements have been met require us to make assumptions and exercise judgment that could significantly affect the timing and amounts of revenue reported each period. The application of our revenue recognition policies and changes in our assumptions or judgments also affect the timing and amounts of revenues and costs recognized. Determinations are subject to judgment and may change depending on the circumstances surrounding the substance or nature of the transactions.

Our sales include multiple element arrangements that include software systems bundled with gaming equipment and services. These arrangements require judgment and estimates primarily related to the allocation of revenues based on VSOE or management’s best estimate of each element’s relative selling price. If we are unable to establish VSOE for undelivered software and software-related elements, revenues may be deferred in certain arrangements. Additionally, revenues from the sale of virtual chips to players at our online social gaming DoubleDown Casino® are recognized on a gross basis ratably over the estimated average period in which the chips are consumed.

Deferred revenue of $60.5 million at September 30, 2012 and $59.1 million at September 30, 2011 primarily related to obligations under multi-element contracts. Complex systems and/or multiple element contracts may take several months to complete and deferred revenue may increase as our products continue to evolve toward a more software systems-centric environment.

Goodwill, Other Intangible Assets, and Royalties

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

Our three reporting units, North America, International and DoubleDown, were determined in accordance with US GAAP for reporting units. Our evaluation determined that components below our North America and International operating segments, with the exception of DoubleDown, were economically similar and should be aggregated. The DoubleDown component was disaggregated because of its uniquely different customer base and use of virtual currency in a non-wagering gaming market.

In determining the fair value of our reporting units, we apply the income approach using a combination of the income approach based on DCF and the market approach using the implied valuation multiples (such as enterprise value to revenue and EBITDA) of comparable gaming companies, weighting each method’s result equally. Our DCF analysis is based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows were derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each IGT reporting unit. The discount rate used for each reporting unit ranged from approximately 10% to 17% for 2012 and 12% for 2011.

Our goodwill totaled $1.5 billion at September 30, 2012 and $1.2 billion at September 2011. Our 2012 annual goodwill impairment test indicated the fair value of each reporting unit was significantly in excess of its carrying value. Inherent in such fair value determinations are significant judgments and estimates, including assumptions about our future revenues, profitability, cash flows, and long-term growth rates, as well as our operational plans and interpretation of current economic indicators and market valuations.

Changes in our test assumptions from 2011 to 2012 included updated five-year forecasts with reduced growth for North America and increased growth for DoubleDown and International, lower discount rates, and lower implied valuation multiples. The fair values decreased from 2011 of our North America and International reporting units, with North America down 23% and International down 3%. The fair value of our DoubleDown reporting unit increased 65% since acquisition in January 2012. The excess of fair value over carrying value for each reporting unit at our 2012 testing date totaled $1.9 billion each for North America and International, and $225.0 million for DoubleDown.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, we modified our 2012 test assumptions to create a hypothetical 50% decrease to the fair value of each reporting unit. The resulting hypothetical excess of fair value over carrying value would be approximately $0.8 billion for North America to $0.7 billion for International, and we would therefore continue to have no impairment for these reporting units. A hypothetical 50% decrease in the fair value of DoubleDown would likely result in impairment.

Other Intangibles

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, reacquired rights and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life. Our other intangibles totaled $193.4 million at September 30, 2012 and $170.4 million at September 30, 2011.

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

In 2012, we recorded impairment of $14.6 million related to certain patents and $11.5 million related to developed technology, customer relationships, and trademarks. See Note 19.

Royalties

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine if the carrying amount is recoverable from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $63.5 million at September 30, 2012 and $62.9 million at September 30, 2011.

Jackpot Liabilities and Expenses

A portion of our gaming operations recurring revenue arrangements incorporates IGT paid WAP jackpots for which we recognize corresponding jackpot liabilities and expense. Changes in our estimated amounts for WAP jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of the following factors:

•	variations in slot play (frequency of WAP jackpots and patterns of coin-in driving WAP jackpot growth)
•	volume (number of WAP units in service and levels of coin-in per unit)
•	interest rate movements
•	the size of base WAP jackpots (startup amount) at initial setup or after a WAP win

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

Our jackpot liabilities decreased to $481.0 million at September 30, 2012 compared to $508.4 million at September 30, 2011. Consolidated jackpot expense totaled $97.5 million in 2012, $105.2 million in 2011, and $112.1 million in 2010. The decline in jackpot expense for 2012 resulted primarily from lower play levels, variations in slot play, and decreased WAP units in our installed base.

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

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Inventories increased to $92.9 million at September 30, 2012 from $73.0 million at September 30, 2011, primarily due to anticipated customer demand.

We also estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges which would negatively impact gross profit and operating results.

Income Taxes

We conduct business globally and are subject to income taxes in US federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain tax positions, and income tax payments.

We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies. Net deferred tax assets totaled $200.1 million at September 30, 2012 and $181.0 million at September 30, 2011.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. We carefully monitor many factors including the impact of current economic conditions in our valuation of deferred tax assets. At September 30, 2012, our total valuation allowance of $74.0 million primarily consists of investment write-downs, capital losses, net operating losses and foreign deferred assets. The related deferred tax assets are not expected to be fully realized because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are required to recognize uncertain tax positions taken or expected to be taken in a tax return, when they are “more likely than not” to be sustained upon examination. This assessment further presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. The amount recognized in the financial statements is the largest benefit that we believe is more than 50% likely of being realized upon settlement. Changes in facts or information, as well as the expiration of statutes of limitations and/or settlements with tax jurisdictions, may result in material adjustments to these estimates in the future.

Our income tax provision will be impacted to the extent the final outcome of these tax positions differs from the amounts recorded. At September 30, 2012, our unrecognized tax benefits totaled $111.5 million, of which $79.2 million would impact the effective tax rate if recognized. At September 30, 2011, our unrecognized tax benefits totaled $116.4 million, of which $72.7 million would impact the effective tax rate if recognized. Our 2012 tax provision was positively impacted by tax benefits related to certain Entraction closures and the manufacturer’s deduction. See Notes 1 and 14 for additional information about our income taxes.

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

Hedging

The notional amount of forward contracts hedging our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency totaled $34.1 million at September 30, 2012 and $20.3 million at September 30, 2011. Changes in foreign exchange rates upon which these foreign exchange contracts are based result in exchange gains and losses. Generally, contract gain or loss should be offset by gain or loss on the underlying monetary exposures.

Translation

As currency rates change, translation of our foreign currency functional operations into US dollars affects year-over-year equity comparability. We do not generally hedge translation risk because cash flows from our international operations are typically reinvested locally. Currency exchange rates with the most significant impact to our translation include the British pound, Australian dollar, Euro, South African rand, and Canadian dollar. Disregarding that rates can move in opposite directions resulting in offsetting gains and losses, we estimate a 10% change in exchange rates overall would have impacted our reported equity by approximately $12.5 million at September 30, 2012 and $15.7 million at September 30, 2011.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our cost to fund jackpots and corresponding gaming operations gross profit. If interest rates decline, jackpot cost increases and gross profit decreases. We estimate a hypothetical decline of 100 bps in applicable interest rates would have reduced our gross profit by approximately $15.4 million in 2012 and $17.8 million in 2011. We do not manage this exposure with derivative financial instruments.

Domestic Credit Facility

Fluctuations in LIBOR directly impact interest costs related to our domestic credit facility. We estimate a hypothetical increase of 100 bps in LIBOR would have increased our interest expense for 2012 by approximately $0.7 million and $0.3 million in 2011. We do not manage this exposure with derivative financial instruments. See Note 12 for additional information about our domestic credit facility.

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

The face value of our convertible Notes (liability and equity components) totaled $850.0 million at September 30, 2012 and 2011; fair value totaled $888.3 million at September 30, 2012 and $974.8 million at September 30, 2011. See Note 12 for additional information about our convertible Notes.

Bonds and Related Swaps

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchange fixed rates for variable rates without an exchange of the notional amount upon which they are based. The swaps effectively converted fixed rate interest to variable rate based on the six-month LIBOR, reducing our effective rate on the bonds hedged for the years ended September 30, 2012 and 2011. See Notes 11 and 12 for additional information about our bonds and related swaps.

7.5% Bonds and Swaps

At September 30, 2012, the carrying value of the bonds, net of discount, totaled $497.9 million, and the fair value totaled $598.4 million; the swap bond adjustment was carried at its fair value of $77.0 million. At September 30, 2011, the carrying value of the bonds, net of discount, totaled $497.5 million, and the fair value totaled $591.2 million; the swap bond adjustment was carried at its fair value of $61.8 million.

5.5% Bonds and Swaps

At September 30, 2012, the carrying value of the bonds, net of discount, totaled $299.0 million, and the fair value totaled $328.7 million; the swap bond adjustment was carried at its fair value of $42.5 million. At September 30, 2011, the carrying value of the bonds, net of discount, totaled $298.9 million, and the fair value totaled $313.5 million; the swap bond adjustment was carried at its fair value of $31.4 million.

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		51
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		52
CONSOLIDATED BALANCE SHEETS		53
CONSOLIDATED STATEMENTS OF CASH FLOWS		54
SUPPLEMENTAL CASH FLOWS INFORMATION		55
CONSOLIDATED STATEMENTS OF EQUITY		56
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		57
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	57
2.	VARIABLE INTERESTS AND AFFILIATES	66
3.	INVESTMENT SECURITIES	67
4.	RECEIVABLES	68
5.	CONCENTRATIONS OF CREDIT RISK	70
6.	INVENTORIES	70
7.	PROPERTY, PLANT AND EQUIPMENT	70
8.	GOODWILL AND OTHER INTANGIBLES	71
9.	JACKPOT INVESTMENTS AND LIABILITIES	72
10.	FAIR VALUE MEASUREMENTS	72
11.	FINANCIAL DERIVATIVES	75
12.	CREDIT FACILITIES AND INDEBTEDNESS	76
13.	CONTINGENCIES	80
14.	INCOME TAXES	86
15.	OPERATING LEASES	88
16.	EMPLOYEE BENEFIT PLANS	89
17.	EARNINGS PER SHARE	91
18.	BUSINESS SEGMENTS	91
19.	IMPAIRMENT AND RESTRUCTURING	93
20.	BUSINESS ACQUISITIONS	95
21.	DISCONTINUED OPERATIONS	96
22.	QUARTERLY FINANCIAL DATA (Unaudited)	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

International Game Technology:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of cash flows and of total equity present fairly, in all material respects, the financial position of International Game Technology and its subsidiaries at September 30, 2012 and September 30, 2011 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Double Down Interactive from its assessment of internal control over financial reporting as of September 30, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Double Down Interactive from our audit of internal control over financial reporting.  Double Down Interactive is a wholly-owned subsidiary whose total assets and total revenues represent 8%  and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
November 27, 2012

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 30,	2012	2011	2010
(In millions, except per share amounts)
Revenues
Gaming operations	$1,040.0	$1,036.5	$1,044.2
Product sales	966.8	883.9	843.0
Interactive	143.9	36.6	30.0
Total revenues	2,150.7	1,957.0	1,917.2

Costs and operating expenses
Cost of gaming operations	405.7	403.9	417.3
Cost of product sales	444.5	396.7	398.4
Cost of interactive	62.9	18.0	14.2
Selling, general and administrative	410.4	353.3	330.4
Research and development	217.0	194.7	189.4
Depreciation and amortization	76.9	69.7	74.3
Contingent acquisition related costs	69.1	-	-
Impairment and restructuring	42.5	15.8	68.4
Total costs and operating expenses	1,729.0	1,452.1	1,492.4

Operating income	421.7	504.9	424.8

Other income (expense)
Interest income	45.3	51.2	61.1
Interest expense	(122.2)	(130.8)	(161.7)
Other	(2.0)	2.6	(19.3)
Total other income (expense)	(78.9)	(77.0)	(119.9)

Income from continuing operations before tax	342.8	427.9	304.9

Income tax provision	93.1	135.6	85.3

Income from continuing operations	249.7	292.3	219.6

Loss from discontinued operations, net of tax	(3.8)	(8.7)	(33.6)

Net income	$245.9	$283.6	$186.0

Other comprehensive income (loss), net of $0 tax
Foreign currency translation adjustments	13.4	(19.1)	8.3
Unrealized gain (loss) on available-for-sale securities	(0.1)	(0.4)	(3.7)

Comprehensive income	$259.2	$264.1	$190.6

Basic earnings (loss) per share
Continuing operations	$0.86	$0.98	$0.73
Discontinued operations	(0.01)	(0.03)	(0.11)
Net income	$0.85	$0.95	$0.62

Diluted earnings (loss) per share
Continuing operations	$0.86	$0.97	$0.73
Discontinued operations	(0.01)	(0.03)	(0.11)
Net income	$0.85	$0.94	$0.62

Cash dividends declared per share	$0.24	$0.24	$0.24

Weighted average shares outstanding
Basic	288.8	298.2	296.3
Diluted	290.4	299.8	297.8

See accompanying notes

CONSOLIDATED BALANCE SHEETS

September 30,	2012	2011
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$206.3	$460.0
Restricted cash and investment securities	79.7	89.6
Restricted cash and investment securities of VIEs	2.2	2.4
Jackpot annuity investments	46.9	48.7
Jackpot annuity investments of VIEs	13.3	14.5
Accounts receivable, net	346.6	320.1
Current maturities of contracts and notes receivable, net	218.2	167.1
Inventories	92.9	73.0
Deferred income taxes	96.7	97.1
Other assets and deferred costs	160.5	137.4
Total current assets	1,263.3	1,409.9
Property, plant and equipment, net	555.7	552.1
Jackpot annuity investments	252.3	271.8
Jackpot annuity investments of VIEs	43.4	52.8
Contracts and notes receivable, net	139.3	126.4
Goodwill	1,469.7	1,231.4
Other intangible assets, net	193.4	170.4
Deferred income taxes	106.5	84.6
Other assets and deferred costs	261.5	255.0

Total Assets	$4,285.1	$4,154.4

Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$87.5	$103.0
Jackpot liabilities, current portion	152.4	143.0
Accrued employee benefits	43.7	38.9
Accrued income taxes	8.1	3.2
Dividends payable	16.0	17.8
Other accrued liabilities	322.6	228.8
Total current liabilities	630.3	534.7
Long-term debt	1,846.4	1,646.3
Jackpot liabilities	328.6	365.4
Other liabilities	282.0	163.2
Total Liabilities	3,087.3	2,709.6

Commitments and Contingencies

Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 343.5 and 341.9 issued; 266.1 and 297.4 outstanding	0.1	0.1
Additional paid-in capital	1,585.1	1,542.5
Treasury stock at cost: 77.4 and 44.4 shares	(1,332.9)	(855.2)
Retained earnings	941.0	763.8
Accumulated other comprehensive income	4.5	(8.8)
Total IGT Shareholders' Equity	1,197.8	1,442.4
Noncontrolling Interests	-	2.4
Total Equity	1,197.8	1,444.8

Total Liabilities and Shareholders' Equity	$4,285.1	$4,154.4

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,	2012	2011	2010
(In millions)
Operating
Net income	$245.9	$283.6	$186.0
Adjustments:
Depreciation and amortization	240.3	226.2	236.8
Contingent earn-out consideration	27.5	-
Discounts and deferred issuance costs	41.2	41.7	48.5
Share-based compensation	33.2	40.7	41.9
Net loss on disposal and impairment	40.6	31.3	93.5
Excess tax benefits from employee stock plans	(2.4)	(3.2)	(8.6)
Other non-cash items	(16.9)	(5.3)	13.7
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(101.1)	(39.5)	34.4
Inventories	(11.7)	9.6	51.8
Accounts payable and accrued liabilities	53.8	(11.9)	(62.0)
Jackpot liabilities	(47.5)	(84.6)	(44.4)
Income taxes, net of employee stock plans	(38.4)	101.6	(74.7)
Other assets and deferred costs	(18.0)	22.2	74.1
Net operating cash flows	446.5	612.4	591.0
Investing
Capital expenditures	(208.7)	(205.1)	(240.2)
Proceeds from assets sold	33.1	12.8	8.7
Investment securities, net	-	-	21.6
Jackpot annuity investments, net	51.8	60.7	63.0
Changes in restricted cash	10.7	14.4	(11.1)
Loans receivable cash advanced	(0.8)	(0.5)	(17.7)
Loans receivable payments received	29.8	29.6	25.2
Proceeds from discontinued operations sold	-	47.0	-
Unconsolidated affiliates, net	9.2	28.7	34.9
Business acquisitions, net of cash acquired	(233.9)	(105.9)	(2.1)
Net investing cash flows	(308.8)	(118.3)	(117.7)
Financing
Debt proceeds	280.0	95.0	1,420.8
Debt repayments	(140.0)	(195.0)	(1,833.4)
Debt issuance costs	-	(4.6)	(2.7)
Employee stock plan proceeds	13.3	32.4	15.9
Excess tax benefits from employee stock plans	2.4	3.2	8.6
Share repurchases and forward contracts	(475.2)	(50.1)	-
Noncontrolling interest acquired	(2.5)	-	-
Dividends paid	(70.6)	(71.7)	(71.3)
Net financing cash flows	(392.6)	(190.8)	(462.1)
Foreign exchange rates effect on cash and equivalents	1.2	(1.7)	0.5
Net change in cash and equivalents	(253.7)	301.6	11.7
Beginning cash and equivalents	460.0	158.4	146.7
Ending cash and equivalents	$206.3	$460.0	$158.4

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of revenues and discontinued operations.

Years Ended September 30,	2012	2011	2010
(In millions)
Unconsolidated affiliates
Investment in	$-	$-	$(4.9)
Proceeds from	9.2	28.7	39.8
Net	$9.2	$28.7	$34.9

Jackpot funding
Change in jackpot liabilities	$(47.5)	$(84.6)	$(44.4)

Jackpot annuity purchases	(10.8)	(4.7)	(4.6)
Jackpot annuity proceeds	62.6	65.4	67.6
Net change in jackpot annuity investments	51.8	60.7	63.0
Net jackpot funding	$4.3	$(23.9)	$18.6

Capital expenditures
Property, plant and equipment	$(43.8)	$(14.1)	$(19.5)
Gaming operations equipment	(162.4)	(189.2)	(217.6)
Intellectual property	(2.5)	(1.8)	(3.1)
Total	$(208.7)	$(205.1)	$(240.2)

Payments
Interest	$61.4	$69.1	$88.3
Income taxes	133.4	28.3	163.2

Non-cash investing and financing items:
Accrued capital asset additions	$1.5	$-	$1.4

Business acquisitions/purchase price adjustments
Fair value of assets	$350.5	$131.3	$(0.8)
Fair value of liabilities	116.6	25.4	(2.2)

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended September 30,	2012	2011	2010
(In millions)
Common stock
Shares issued:
Beginning shares	341.9	339.1	337.2
Employee stock plans	1.6	2.8	1.9
Ending shares	343.5	341.9	339.1
Ending balance	$0.1	$0.1	$0.1

Additional paid-in capital
Beginning balance	$1,542.5	$1,473.7	$1,417.8
Employee stock plan shares issued	9.4	25.0	14.3
Share-based compensation	33.2	43.8	41.6
Ending balance	$1,585.1	$1,542.5	$1,473.7

Treasury stock
Beginning balance	$(855.2)	$(802.0)	$(799.3)
Treasury shares acquired	(475.2)	(50.1)	-
RSA forfeitures	(2.5)	(3.1)	(2.7)
Ending balance	$(1,332.9)	$(855.2)	$(802.0)

Retained earnings
Beginning balance	$763.8	$551.8	$437.3
Dividends declared	(68.7)	(71.6)	(71.5)
Net income	245.9	283.6	186.0
Ending balance	$941.0	$763.8	$551.8

Accumulated other comprehensive income (loss)
Beginning balance	$(8.8)	$10.7	$6.1
Other comprehensive income (loss)	13.3	(19.5)	4.6
Ending balance	$4.5	$(8.8)	$10.7
Unrealized gains (losses) on securities	$-	$0.1	$0.5
Foreign currency translation	4.5	(8.9)	10.2

Noncontrolling interest
Beginning balance	$2.4	$-	$1.6
Change in ownership	(2.4)	2.4	(0.5)
Net income (loss)	-	-	(1.1)
Ending balance	$-	$2.4	$-

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated. Our consolidated financial statements are prepared in accordance with SEC and US GAAP requirements on a basis consistent with the comparative periods and include all adjustments of a normal recurring nature necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented.

Fiscal Calendar

Our fiscal year is reported on a 52/53-week period ending on the Saturday nearest to September 30. For simplicity, fiscal periods in this report are presented using the calendar month end as outlined in the table below. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Fiscal Year	Ended		Weeks
	Actual	Presented as
2012	September 29, 2012	September 30, 2012	52
2011	October 1, 2011	September 30, 2011	52
2010	October 2, 2010	September 30, 2010	52

Discontinued Operations

Prior period discontinued operations were reclassified in our income statements, but statements of cash flows were not recast. See Note 21.

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

Revenue Recognition

We recognize revenues when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists
•	the price to the customer is fixed and determinable
•	delivery has occurred and any acceptance terms have been fulfilled
•	collection is reasonably assured

Revenues are reported net of incentive rebates and discounts. Sales taxes and other taxes of a similar nature are presented on a net basis (excluded from revenues). Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria is met.

Gaming Operations

Gaming operations revenues are generated by providing customers with proprietary land-based gaming equipment, systems, content licensing, and services under a variety of recurring revenue arrangements (including WAP, CDS, stand-alone participation and flat fee), as well as other equipment leasing and rental.

WAP systems consist of linked slot machines located in multiple casino properties, connecting to an IGT central computer system. WAP games differ from all other games in that an IGT-sponsored progressive jackpot increases with every wager until a player wins the top award combination. Casinos with IGT WAP machines pay a percentage of the coin-in (amounts wagered) for IGT services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems, as well as funding and administration of the IGT-sponsored progressive jackpots.

Revenues from CDS, stand-alone participation and other equipment leasing or rentals are recognized based on a percentage of the net win or on a fixed daily/monthly fee or rental basis.

Product Sales

Revenues from product sales include land-based gaming machines and non-machine gaming related equipment, systems, services, licensing and royalty fees, and component parts (including kit conversions). Time-based licensing and maintenance fees are typically recognized ratably over the term of the agreement. Our credit sales terms are predominately 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, and these contracts are predominantly paid within their terms.

Interactive

Interactive revenues are generated from online social gaming and wagering products and services.

Our North America based DoubleDown social casino-style gaming operation was acquired in January 2012 and generates revenues from the sale of virtual casino chips to players that can be used within the DoubleDown Casino® for additional play or game enhancements. Revenues from player purchases are recognized ratably over the estimated average service period in which the chips are consumed based on historical data analysis. Because DoubleDown is the principal, responsible for substantially all aspects of the casino services and sale of virtual goods to the player, revenues are recorded on a gross basis. Payment processing fees paid to Facebook on a revenue participation basis are recorded within cost of revenues. This determination is subject to judgment and may change depending on the circumstances surrounding the substance or nature of transactions.

IGTi refers to all other online and mobile gaming solutions collectively. IGTi encompasses real money wagering casino and mobile gaming systems infrastructure and applications, content licensing, and back office operational support services, including WAP jackpot funding and administration. IGTi solutions are generally provided under revenue sharing arrangements based on a percentage of net win similar to gaming operations discussed above.

Multi-element Arrangements

The majority of our multiple element contracts are for some combination of machines, systems, license fees, maintenance, training, and other services. Revenues for individual deliverables are recognized when the relevant criteria for that element has been met. We early adopted ASUs for revenue recognition related to certain software-enabled products and multi-element arrangements on a prospective basis for new or materially modified arrangements entered into after the beginning of 2010.

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

VSOE is determined by the net price charged for each deliverable when it is sold separately. VSOE for maintenance agreements is determined based on actual renewals sold.  Third-party evidence is generally not available for our products because of their unique nature.  When VSOE is not available, generally for new or highly customized offerings, the estimated selling price is the amount for which the product or service would be sold individually. Management’s best estimate is made based on our standard pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives.

Under the ASUs, revenues for machines and other software-enabled equipment in certain bundled arrangements are no longer deferred because VSOE is not available for an undelivered element. Generally, revenues allocated to nonsoftware elements are recognized upon delivery and customer acceptance, and only revenues allocated to software elements can require deferral and recognition over a lease or license term.

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

Deferred Revenue

Deferred revenue consists of amounts billed after products are delivered or services rendered, but prior to meeting all of the criteria for revenue recognition. Complex systems and/or multi-element contracts may take several months to complete and our deferred revenues may increase as our products further evolve toward a more systems-centric environment.

Prior to 2010, our gaming machines and certain other tangible products, containing both software and nonsoftware components that functioned together to deliver the product’s essential functionality, were subject to software revenue recognition standards. Under ASUs adopted for new and materially modified arrangements entered into after the beginning of 2010, our gaming machines and certain other tangible products no longer fell under the scope of software revenue recognition and are generally recognized upon delivery and customer acceptance.

Deferred revenues noted in the table below by balance sheet location related primarily to product sales where the installation is not yet complete or we are obligated to perform future services. At September 30, 2012, $6.5 million remained deferred because it is subject to and had not yet met revenue recognition criteria effective before 2010.

September 30,	2012	2011
Other accrued liabilities (current)	$51.8	$52.5
Other liabilities (noncurrent)	8.7	6.6
Total deferred revenues	$60.5	$59.1

Jackpot Accounting

Jackpot Liabilities and Expense

We incur jackpot expense and accrue jackpot liabilities with every wager on devices connected to an IGT WAP system. Only WAP games include IGT-sponsored jackpots for which IGT incurs jackpot expense. WAP games are a component of our MegaJackpot® premium branded units and comprised 16% of our total gaming operations installed base at September 30, 2012, 17% at September 30, 2011, and 17% at September 30, 2010. A portion of fees paid to IGT is used for the funding and administration of the IGT-sponsored WAP jackpot payments.

Jackpot expense represents the estimated cost to fund jackpots and is recorded to cost of revenues. Changes in estimated WAP jackpot liabilities and associated jackpot expense are attributable to regular analysis and evaluation of variations in the following factors:

•	slot play (frequency of WAP jackpots and patterns of coin-in driving jackpot growth)
•	volume (number of WAP units in service and levels of coin-in per unit)
•	interest or discount rate movements
•	the size of base WAP jackpots (startup amount) at initial setup or reset after a WAP win

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

Restricted Cash and Investments

We are required by gaming regulation to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to WAP jackpot winners. Restricted amounts are based primarily on the jackpot meters displayed to slot players and vary by jurisdiction. Compliance with restricted cash and investments requirements for jackpot funding is reported to gaming authorities in various jurisdictions.  Additionally, restricted cash is maintained for online player deposits.

Jackpot Annuity Investments

Held to maturity for funding annual jackpot payments to previous winners, jackpot annuity investments are comprised of discounted qualifying US treasury or agency securities. With both the intent and ability to hold these investments to maturity, these investments are stated at cost plus interest accreted over the term of the security. Certain jurisdictions require regulatory approval for liquidation of these annuity investments.

WAP Systems Interest

Interest income accretion on jackpot annuity investments is offset by interest expense accretion on previous winner liabilities. WAP interest income and expense, included in other income (expense), accretes at approximately the same rate and varies depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems annuity investments’ interest accretion totaled $20.0 million in 2012, $22.4 million in 2011, and $24.8 million in 2010. Interest income also includes earnings on other cash and short-term investments held within our WAP operations.

Share-based Compensation

SIP

Under our SIP, eligible employees and non-employee directors may be granted non-qualified and incentive stock options, restricted shares or stock appreciation rights. SIP grants may vest based on time of service or performance. Stock options are generally granted at an exercise price equal to the market price on the date of grant, with a 10-year contractual term. SIP grants generally vest over 3-5 years either in ratable annual increments or 100% at the end of the vesting period.

The amount, frequency, and terms of share-based awards vary based on competitive practices, operating results, and government regulations. New shares of IGT common stock are issued upon exercises of stock options, vesting of restricted share units, or restricted share grants. Since 2010, restricted share awards have been granted in the form of units without dividends. Forfeitures occurred primarily when employment is terminated prior to vesting.

ESPP

Under the ESPP, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year. Eligible employees may participate in this plan through payroll deductions up to certain limits. The option price for the 12-month term ended February 28, 2011 is equal to 85% of the lesser of the grant date market price or the exercise date market price. Beginning with the 12-month term ending in February 2012, the option price is equal to 95% of the exercise date market price.

Measurement

Share-based compensation is measured at fair value on the grant date reduced for estimated forfeitures. We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. Share-based compensation is recorded over the applicable vesting period using the straight-line method for service-based awards and the accelerated method for performance-based awards.

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

Advertising Costs

Advertising costs are expensed as incurred. Amounts included in continuing operations totaled $34.3 million in 2012, $10.8 million in 2011, and $11.3 million in 2010.

Research and Development

R&D is expensed as incurred because our products generally reach technological feasibility shortly before distribution. Employee related costs associated with product development are included in R&D costs. Certain R&D performed for specific customers is charged to cost of revenues with the related sale.

Income Taxes

Deferred tax assets and liabilities are recorded based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is “more likely than not” that some or all of it would not be realized.

Our provision for income taxes includes interest, penalties and reserves for uncertain tax positions. As required, uncertain tax positions taken or expected to be taken in a tax return are recognized when it is “more likely than not” to be sustained upon examination. A recognized tax position is recorded at the largest amount of benefit that had a “greater than 50% likelihood” of being realized upon settlement. See Note 14.

Earnings Per Share

EPS is computed using the weighted average number of common and potential shares outstanding. Restricted common shares granted with non-forfeitable rights to dividends are included as participating securities under the two-class method. Net income available to these participating securities is not significant. See Note 17.

Cash and Equivalents

In addition to cash deposits at major banks, cash and equivalents include other marketable securities with original maturities of 90 days or less, primarily in US Treasury-backed money market funds.

Investment Securities

Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Trading securities are reported at fair value, with unrealized gains or losses recognized in other income (expense). See Notes 3 and 10.

Customer Receivables and Financing

Allowances for Credit Losses

Allowances for credit losses related to accounts receivable and customer financing are recorded where collectability is uncertain. The adequacy of these allowances is evaluated on a quarterly basis, with consideration for a number of applicable factors, including customers’ financial condition, historical customer collection experience, receivable aging, economic conditions, legal environment, and regulatory landscape.

Customer Financing

Our customer financing portfolio is comprised of two classes, contracts and notes. Contracts include extended payment terms granted to qualifying customers for periods from one to five years and are secured by the related products sold. Notes consist of development financing loans granted to select customers to assist in the funding of new or expanding gaming facilities, generally under terms of one to seven years and are secured by the developed property and/or other customer assets. Customer financing interest income is recognized based on market rates prevailing at issuance.

One of three categories of internally assigned risk grades (low, medium, and high) are assigned to each contract or note based on a number of factors, including customer size, type, financial condition, historical collection experience, accounts aging, credit agency ratings, and other industry trade reports. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as South America. Many of our high risk loans are performing according to contract and did not warrant an allowance. Internally assigned risk grades on each contract and note are reevaluated quarterly.

Customer financing is classified as past due when a scheduled payment is not received within 30 days of its due date. Initially, past due customer financing is collectively evaluated for impairment (general allowance). When collectability becomes uncertain, due to events and circumstances such as bankruptcy and tax or legal issues that caused an adverse change in a customer’s cash flows or financial condition, the financing is individually evaluated for impairment (specific allowance). The amount of specific allowance is determined based on an evaluation of the probability of collection. All changes in the net carrying amount of customer financing is recorded to bad debt provision or impairment.

When collection is deemed unlikely (typically at 50% allowance or greater) during our quarterly review, the contract or note is placed on nonaccrual status and interest income is recognized on a cash basis. Uncollectible contracts or notes are written off when all reasonable collection efforts are exhausted and it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impacted customer ability to repay amounts owed.

Inventories

Inventories are stated at the lower of cost (approximate cost determined on the first-in, first-out method) or market value. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 6.

Property, Plant and Equipment

Property, plant and equipment is depreciated down to salvage value under the straight-line method. Maintenance and repairs are expensed as incurred and improvements are capitalized. Depreciation and asset charges related to gaming operations equipment are recorded to cost of revenues. Cash proceeds from gaming operations equipment subsequently converted to a sale are reflected in investing cash flows. See Note 7.

Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized over one to 18 years, reflecting the expected pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues. When the pattern of economic benefit is not determinable, amortization is recorded under the straight-line method. Factors considered when assigning useful lives include legal, regulatory, and contractual provisions, as well as the effects of product obsolescence, demand, competition, and other economic factors.

Goodwill and other intangible assets not subject to amortization are assessed for impairment annually or more often if there are indicators of impairment. Our portfolio of finite-lived intangibles is evaluated regularly to determine if changes in circumstances indicated the carrying values may not be recoverable or a change in remaining useful life is needed. Indicators that could trigger an impairment review include detrimental changes in legal and regulatory factors, market conditions, or operational performance. Impairment is measured as the amount by with the carrying value exceeded the fair value and recognized as a component of operating income.

Other Assets

Other assets are comprised of deferred licensing rights and other expenses, investments in unconsolidated affiliates, uncertain tax positions, refundable deposits, and other miscellaneous receivables.

Deferred Licensing Rights

We pay royalty and license fees for the use of third-party trade names, celebrity likenesses, content, and other IP rights. Licensing rights and deferred fees are classified as current or non-current assets based on the estimated period of expected consumption related to forecasted distribution schedules. Amortization is generally based on the actual pattern of consumption or straight-line over the contract life when a pattern is not determinable. Certain contracts for IP rights called for payments contingent upon revenues generated. Unrealizable deferred rights are charged to cost of revenues, or to R&D if the product has not been released.

Investments in Unconsolidated Affiliates

The equity method of accounting is applied to investments in unconsolidated affiliates when we exercise significant influence, but did not control financial and operating decisions. Equity earnings of our unconsolidated affiliates are included in operating income because they are integral to our business operations. Equity method losses are not material to our financial statements and presented as a component of selling, general and administrative expenses.

Strategic investments in unconsolidated affiliates are presented apart from investment securities held for a return, in non-current other assets, or current other assets if we intend to sell in less than 12 months. Investments in unconsolidated affiliates not accounted for under the equity or cost methods are recorded as available-for-sale securities at fair value. Unrealized holding gains or losses are recorded in other comprehensive income, except those hedged with designated fair value foreign currency derivatives that are recognized in other income (expense). See Note 2.

Convertible Debt Instruments

The fair value of our convertible debt (see Note 12) is estimated using similar debt instruments at issuance that did not have a conversion feature and the residual fair value is allocated to an equity component that represents the estimated fair value of the conversion feature at issuance. This guidance is applied retrospectively to all outstanding convertible debt, with an adjustment to decrease long-term debt for the unamortized balance of the recast discount.

Derivatives

We use derivative financial instruments to manage certain foreign currency exchange and interest rate risk. We execute derivative financial instruments with high credit quality counterparties and diversified our positions among such counterparties to reduce our exposure to credit losses.

Derivative financial instruments are recognized as fair value assets or liabilities. Accounting for changes in the fair value of derivatives depended on the intended use and resulting designation. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes Derivative financial instruments are recorded on a net basis with counterparties with a master netting arrangement. Unless otherwise noted, derivative gains or losses, including any ineffectiveness, are recognized in other income (expense). See Note 11.

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

Significant investments denominated in foreign currency are also hedged with forward exchange contracts to protect the US dollar value of the investment. These forward exchange contracts are designated fair value hedges. These derivative gains or losses are recorded together with the offsetting gains or losses on the change in the investment’s fair value attributable to foreign currency rates. Time value is excluded from effectiveness testing.

Interest Rate Management

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchanged fixed rates for variable rates without an exchange of the notional amount upon which they are based.

These swaps are designated fair value hedges because they protect against fair value changes related to interest rates on a portion of fixed rate borrowings. These derivative gains or losses are recorded together with the offsetting change in the fair value of the hedge-designated portion of fixed rate debt. Amounts receivable or payable under the swaps are net settled and recorded as a net receivable or payable with corresponding adjustments to interest expense.

Negotiated share repurchases

Share repurchases are used to increase shareholder value and to reduce outstanding share count dilution. Negotiated share repurchase transactions are used to achieve timing, cost, and volume objectives. Designed to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a disciplined daily open market share repurchase program, an ASR guarantees repurchase of a large number of shares while limiting our price risk with a cap feature. The number of shares to be repurchased is generally based on the daily VWAP of our common stock during the transaction term, less a discount, subject to a cap.

Shares delivered before the transaction is closed are accounted for as treasury share repurchases that reduce the outstanding common shares used to calculate EPS. The final settlement provision is recorded as a forward contract within equity at the execution date with a zero fair value. Holdback amounts, if any, are recorded as APIC initially and reclassified to treasury stock as remaining shares are delivered. Upon final settlement, outstanding shares are adjusted to reflect the final number of shares delivered and additional amounts settled in cash from IGT, if any, are recorded to treasury stock. See Note 17.

Other Liabilities

Other liabilities are primarily comprised of uncertain tax positions, deferred revenue, customer deposits, accrued expenses, and deferred compensation.

Foreign Currency Translation and Remeasurement

For non-US dollar functional subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at the average exchange rates for the year. Resulting currency translation adjustments are recorded to accumulated other comprehensive income. Remeasurement gains and losses resulting from transactions executed in non-functional currency are recorded in other income (expense).

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

Treasury Stock Retirement

Treasury stock is periodically retired when approved by the Board of Directors. When treasury stock is retired, any excess of cost over par value is allocated between retained earnings and APIC. Amounts allocated to APIC are limited to the sum of both of the following:
•	APIC arising from previous retirements and net gains on sales of treasury stock of the same
•
the pro rata portion of APIC, voluntary transfers of retained earnings, capitalization of stock dividends, and so forth, on the same issue. For this purpose, any remaining APIC applicable to issues fully retired (formal or constructive) is deemed to be applicable pro rata to shares of common stock

Recently Adopted Accounting Standards

Presentation of Other Comprehensive Income

At September 30, 2012, we early adopted an ASU issued in June 2011 requiring other comprehensive income to be presented with net income in one continuous statement or in a separate statement consecutively following net income. The adoption of this ASU did not have a material impact on our financial statements.

Fair Value Measurements

At the beginning of 2012, we adopted an ASU issued in January 2010 requiring separate disclosure of purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. Additionally, in our 2012 second quarter, we adopted an ASU issued in May 2011 amending fair value measurements for US GAAP and IFRS convergence.  The adoption of these ASUs did not have a material impact on our financial statements. See Note 10.

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

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Qualitative Impairment Assessment for Goodwill and Other Indefinite-Lived Intangibles

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is a greater than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. In July 2012, the FASB issued an ASU to simplify the impairment testing for other indefinite-lived intangibles in a similar fashion.  Both ASUs will be effective for our 2013 first quarter and is not expected to have a material impact on our financial statements.

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position. This ASU will be effective for our 2014 first quarter and is not expected to have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $58.9 million at September 30, 2012 and $69.7 million at September 30, 2011.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it is unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control. Under the agreement, our maximum exposure consists of note financing of $0.8 million provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases.  We recognized $4.4 million in revenues related to this distributor for the year ended September 30, 2012.  Contracts and notes receivable due from this distributor totaled $7.0 million as of September 30, 2012, $2.9 million current and $4.1 non-current.

Investments in Unconsolidated Affiliates

China LotSynergy Holdings, Ltd.

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

The new note was partially or wholly convertible in increments of HK$10.0 million at an initial conversion price of HK$0.96 per CLS share. At September 30, 2011, this conversion option did not qualify as a freestanding derivative to be accounted for separately from the note. An initial discount of $2.9 million was recorded for the imputed market interest rate of 11.55% that is amortizing to interest income over the 20-month life. The adjusted cost of the note was $8.7 million and the fair value was $8.9 million at September 30, 2011.

This default put was accounted for separately as a noncurrent freestanding derivative. The fair value of the default put was $0.4 million at September 30, 2011 and $2.6 million at September 30, 2010.

In May 2012, we received final payment of $9.2 million on our CLS convertible note and all related derivatives were adjusted to zero. See Note 10 and 11 for additional information about related fair value assumptions and derivatives.

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

Joint Ventures

IGT and CLS formed two 50/50 joint ventures: IGT Synergy Holding Ltd. in September 2007 to explore China Welfare Lottery opportunities and Asiatic Group Ltd. in September 2009 for bingo and electronic lottery games, which was terminated in September 2010. Under the equity method, we recorded joint venture losses of $0.4 million in 2011, and $0.5 million in 2010. At September 30, 2012, $7.1 million remains accrued for our unconditional capital commitment to IGT Synergy Holding Ltd.

3.                INVESTMENT SECURITIES

During 2010, we sold our remaining portfolio of auction rate securities for a net gain of $0.3 million and held no investment securities at September 30, 2012.

4.               RECEIVABLES

See Note 1 for information about our receivables accounting policies.

Allowances For Credit Losses

September 30,	2012	2011	2010
Accounts Receivable:
Beginning balance	$17.6	$24.6	$23.4
Charge-offs	(2.8)	(10.7)	(5.5)
Recoveries	1.1	0.1	0.6
Provisions	3.2	3.6	6.1
Ending balance	$19.1	$17.6	$24.6

Customer Financing:
Beginning balance	$71.4	$78.4	$33.2
Charge-offs	(10.4)	(9.3)	(8.2)
Recoveries	-	-	0.6
Provisions	11.8	2.3	52.8
Ending balance	$72.8	$71.4	$78.4
Current	$51.6	$41.7	$39.8
Non-current	$21.2	$29.7	$38.6

Other Customer Financing Information

Estimated future collections	2013	2014	2015	2016	2017	Thereafter	Total
Notes	$40.5	$20.6	$-	$-	$-	$-	$61.1
Contracts	177.7	77.2	38.7	2.3	0.5	-	296.4
	$218.2	$97.8	$38.7	$2.3	$0.5	$-	$357.5

September 30,	2012	2011
Recorded Investment
principal and interest due, net of deferred interest and fees of $8.1 in 2012 and $11.6 in 2011
Individually evaluated for impairment	$123.2	$104.2
Collectively evaluated for impairment	307.1	260.7
Total	$430.3	$364.9

Allowances for Credit Losses
Individually evaluated for impairment	$59.9	$58.6
Collectively evaluated for impairment	12.9	12.8
Total	$72.8	$71.4

Age Analysis of Recorded Investment	September 30, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$6.6	$-	$6.6	$5.3	$2.0	$7.3
30-59 days	6.0	1.4	7.4	2.0	1.8	3.8
60-89 days	1.4	1.4	2.8	1.2	1.8	3.0
Over 90 days	6.3	40.0	46.3	6.3	31.0	37.3
Total past due	$20.3	$42.8	$63.1	$14.8	$36.6	$51.4
Total current (1)	288.1	79.1	367.2	188.1	125.4	313.5
Grand total	$308.4	$121.9	$430.3	$202.9	$162.0	$364.9

Over 90 days and accruing interest	$1.4	$0.3	$1.7	$2.6	$0.1	$2.7
Nonaccrual status (not accruing interest)	13.8	75.0	88.8	24.2	84.0	108.2

(1) includes impaired Alabama notes of $35.0 million in 2012 and $48.8 million in 2011

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade

	September 30, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$87.8	$-	$87.8	$43.9	$-	$43.9
Medium	68.3	0.2	68.5	25.8	0.3	26.1
High (2)	152.3	121.7	274.0	133.2	161.7	294.9
Total recorded investment	$308.4	$121.9	$430.3	$202.9	$162.0	$364.9

(2) includes impaired Alabama notes receivable of $75.0 million in 2012 and $84.0 million in 2011

Impaired loans	September 30, 2012			September 30, 2011
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$2.5	$75.0	$77.5	$5.2	$84.0	$89.2
Unpaid principal face	2.5	75.0	77.5	5.1	85.2	90.3
Related allowance	1.4	58.5	59.9	2.8	55.8	58.6
Average recorded investment	3.9	79.5	83.4	8.8	87.6	96.4

Interest income recognized on impaired loans:
Quarter-to-date
Total	$-	$-	$-	$0.2	$-	$0.2
Cash-basis	-	-	-	-	-	-
Year-to-date
Total	$-	$-	$-	$0.7	$0.3	$1.0
Cash-basis	-	-	-	-	0.3	0.3

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

Receivables By Legal Gaming Region At September 30, 2012

Nevada	11%
Canada	10
New Jersey	4
Oklahoma	4
California	4
Other (less than 4% individually)	22
North America	55%

Argentina	21%
Europe	7
Australia	5
Mexico	4
Other (less than 4% individually)	8
International	45%

6.               INVENTORIES

September 30,	2012	2011
Raw materials	$48.8	$44.1
Work-in-process	2.4	2.4
Finished goods	41.7	26.5
Total	$92.9	$73.0

7.               PROPERTY, PLANT AND EQUIPMENT

September 30,	2012	2011	Useful Lives
			(years)
Land	$62.7	$62.6
Buildings	236.7	232.8		40
Leasehold improvements	15.3	17.3	1	-	10
Machinery, furniture and equipment	287.9	248.6	3	-	10
Gaming operations equipment	813.5	812.9	2	-	5
Total	1,416.1	1,374.2

Less accumulated depreciation	(860.4)	(822.1)

Property, plant and equipment, net	$555.7	$552.1

8.               GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment	North America	International	Total
2011
Beginning balance	$1,042.8	$108.8	$1,151.6
Acquisitions (see Note 20)	-	90.1	90.1
Disposition (See Note 21)	-	(2.6)	(2.6)
Foreign currency/purchase price adjustments	-	(7.7)	(7.7)
Ending balance	1,042.8	188.6	1,231.4

2012
Acquisitions (see Note 20)	232.8	-	232.8
Foreign currency	-	5.5	5.5
Ending balance	$1,275.6	$194.1	$1,469.7

Other Intangibles

2012 Additions	Business Combinations (See Note 20)	Other Additions	Weighted Average Life (Years)
Patents (including capitalized legal costs)	$-	$1.3	4
Developed technology	51.8	-	6
Contracts	-	0.2	1
Reaquired rights	-	1.3	2
Customer relationships	47.3	-	4
Trademarks	10.9	-	5
Total	$110.0	$2.8

	September 30, 2012			September 30, 2011
Ending Balances	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$379.6	$310.7	$68.9	$382.8	$270.5	$112.3
Developed technology	131.9	68.3	63.6	86.9	54.0	32.9
Contracts	23.9	21.1	2.8	25.5	19.5	6.0
Reacquired rights	14.7	3.5	11.2	13.4	2.1	11.3
Customer relationships	61.1	23.9	37.2	14.2	6.9	7.3
Trademarks	12.5	2.8	9.7	2.1	1.5	0.6
Total	$623.7	$430.3	$193.4	$524.9	$354.5	$170.4

	Actual			Estimated
Aggregate Amortization	2010	2011	2012	2013	2014	2015	2016	2017
	$51.3	$49.1	$62.9	$60.6	$52.2	$37.1	$22.8	$10.3

9.               JACKPOT INVESTMENTS AND LIABILITIES

See Note 10 for Information about carrying values, fair values and unrealized gains and losses.

Jackpot Investments

As of September 30, 2012, these securities mature through 2037, with accreted interest, as follows:

Within 1 year	2-5 years	6-10 years	Thereafter	Total
$60.2	$194.5	$130.6	$78.1	$463.4

Jackpot Liabilities

September 30,	2012	2011
Payments due previous winners	$466.4	$520.6
Payments due future winners	120.9	111.1
Unamortized discounts	(106.3)	(123.3)
Total jackpot liabilities	$481.0	$508.4

Future jackpot payments due	2013	2014	2015	2016	2017	Thereafter	Total
Previous winners	$63.0	$55.7	$51.9	$46.8	$39.9	$209.1	$466.4
Future winners	89.4	13.0	0.9	0.9	0.9	15.8	120.9

10.             FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Money market funds	$77.0	$77.0	$-	$-
Derivative assets	118.2	-	118.2	-
Derivative liabilities	(119.7)	-	(119.7)	-
Acquisition contingent consideration payable	(116.4)	-	-	(116.4)

September 30, 2011
Money market funds	$76.9	$76.9	$-	$-
Investments in unconsolidated affiliates	9.3	-	-	9.3
Derivative assets	90.8	-	90.8	-
Derivative liabilities	(93.2)	-	(93.2)	-

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

Acquisition contingent consideration payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (10% - 80%) to each scenario, as well as a risk-adjusted discount rate of 19%, to derive the estimated fair value at September 30, 2012. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value. Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent consideration payable was presented as a component of other liabilities, $42.8 million current and $73.6 million noncurrent. An increase of $16.4 million to the payable fair value was recorded during the fourth quarter to contingent acquisition related costs on the income statement along with $14.6 million of accrued retention plan compensation. Changes in fair value were primarily due to the time-value of money and updated probability-weighted internal earnings projections. See Note 20.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Years Ended September 30,	2012		2011	2010
	Investments in Unconsolidated Affiliates	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates	Investments in Unconsolidated Affiliates	Investments in ARS and Put Rights
Beginning balance	$9.3	$-	$21.3	$78.4	$21.3
Gain (loss) included in:
Other income (expense) - other	(0.7)	-	(2.1)	(19.5)	0.3
Other comprehensive income	-	-	0.1	(0.7)	-
Issuances	-	(88.9)	-	-	-
Accretion (interest and fair value adjustment)	0.6	(27.5)	2.2	3.0	-
Settlements	(9.2)	-	(12.2)	(39.9)	(21.6)
Ending balance	$-	$(116.4)	$9.3	$21.3	$-

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$-	$(2.1)	$(19.5)	$-

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
September 30, 2012
Jackpot investments	$355.9	$422.0	$422.0	$-	$-	$66.1
Contracts & notes receivable	357.5	353.5	-	-	353.5	(4.0)
Jackpot liabilities	(481.0)	(503.0)	-	-	(503.0)	(22.0)
Debt	(1,726.9)	(1,955.4)	(1,815.4)	(140.0)	-	(228.5)

September 30, 2011
Jackpot investments	$387.8	$458.9	$458.9	$-	$-	$71.1
Contracts & notes receivable	293.5	294.6	-	-	294.6	1.1
Jackpot liabilities	(508.4)	(521.6)	-	-	(521.6)	(13.2)
Debt	(1,553.1)	(1,879.5)	(1,879.5)	-	-	(326.4)

Valuation Techniques and Balance Sheet Presentation

Jackpot investments were valued based on quoted market prices.

Contracts and notes receivable were valued using DCF, incorporating expected payments and market interest rates relative to the credit risk of each customer (low 7.5%, medium 8%, high 9.5% - 11%). Credit risk is determined on a number of factors, including customer size, type, financial condition, historical collection experience, account aging, and credit ratings derived from credit reporting agencies and other industry trade reports. Contracts are secured by the underlying assets sold and notes are secured by the developed property and/or other assets. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as South/Central America. See Notes 4 and 5.

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (1.64%) for the estimated funding rate and the 10-year credit default swap rate (1.74%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 3-month treasury yield curve rate (.09%) with the 1-year credit default swap rate (.42%) for the current amounts and the 1-year treasury yield curve rate (.16%) with the 2-year credit default swap rate (.72%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

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

11.             FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $34.1 million at September 30, 2012 and $13.9 million at September 30, 2011.

In May 2007, we executed five-year forward contracts designated as fair value hedges to protect a portion of the US dollar value of our Hong Kong dollar investment in the CLS convertible note. See Note 2. In conjunction with the early redemption of this CLS investment negotiated in September 2010, we executed additional contracts which effectively reduced the cumulative amount of forward contracts. These contracts were terminated in May 2012 with the final payment received on the CLS convertible note.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value at September 30,	2012	2011
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.1	$0.4
Foreign currency contracts: Other accrued liabilities	0.2	-

Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	118.1	90.4
Interest rate swaps: Long-term debt	119.5	93.2

Income Statement Location and Gain (loss) For Fiscal Years	2012	2011	2010
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.5	$2.6	$(1.5)

Designated Hedges
Foreign currency contracts: Other income (expense)	$-	$-	$0.2
Interest rate swap - ineffectiveness: Other income (expense)	1.5	(2.9)	0.4
Interest rate swap - effectiveness: Interest expense	24.5	22.1	12.4

12.            CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

September 30,	2012	2011
Credit facilities	$140.0	$-
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,790.0	1,650.0

Discounts:
3.25% Convertible Notes	(60.0)	(93.5)
7.5% Bonds	(2.1)	(2.3)
5.5% Bonds	(1.0)	(1.1)

Swap fair value adjustments:
7.5% Bonds	77.0	61.8
5.5% Bonds	42.5	31.4

Total outstanding debt, net	$1,846.4	$1,646.3

Expected principal payments	2013	2014	2015	2016	2017	Thereafter	Total
	$-	$850.0	$-	$140.0	$-	$800.0	$1,790.0

IGT was compliant with all covenants and embedded features required no bifurcation at September 30, 2012.

Credit Facilities

At September 30, 2012, $140.0 million was outstanding under our domestic credit facility, $587.7 million was available, and $22.3 million was reserved for letters of credit and performance bonds. Subject to lenders’ discretion, we may increase the facility size by an additional $250.0 million at any time during its term. At maturity on April 14, 2016, all amounts outstanding will be immediately due and payable.

Interest rates and facility fees are based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. At September 30, 2012 our interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps.

Our domestic credit facility carries no limitations on share repurchases or dividend payments, presuming no default. Our facility includes the following covenants (all terms as defined per the facility):
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

The facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants. An event of default, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, lenders may cease making loans and/or terminate commitments, and cross default provisions may be triggered in other debt issuances.

Our foreign credit facility in Australia was terminated in April 2012.

3.25% Convertible Notes

On May 11, 2009, we issued $850.0 million aggregate principal amount of Notes, in a private placement for net proceeds of $822.5 million, after deferred offering costs of approximately $27.5 million, which will be amortized to interest expense over the Note term. Interest is payable semiannually on May 1 and November 1, beginning November 1, 2009. Proceeds from the Notes (net of amounts used for the separate note hedge transactions and funds provided by the separate warrant transactions described below) were used to reduce outstanding borrowings under our revolving domestic credit facility.

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

Years Ended September 30,	2012	2011	2010

Contractual interest expense	$27.5	$27.5	$27.5
Discount amortization	33.4	30.6	28.0
Remaining discount amortization period (years)	1.6

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

Prior to conversion or exercise, the Notes and warrants could have a dilutive effect on our earnings per share to the extent the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The note hedges are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive. The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at September 30, 2012.

The note hedges and warrants were separate transactions apart from the Notes, and Note holders have no rights with respect to these separate transactions. The note hedges and warrants are considered indexed to IGT common stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2012. Accordingly, the note hedges cost of $177.3 million, net of deferred taxes of $65.5 million, and $66.8 million received for the warrants were recorded as adjustments to shareholders’ equity. Subsequent changes in fair value have not been recognized as the note hedges and warrants continued to meet the criteria for equity classification at September 30, 2012.

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

Shelf Registration

In March 2012, we filed a shelf registration statement with the SEC which allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering.

2.6% Convertible Debentures

On December 15, 2009, Debentures of $701.2 million aggregate principal were tendered under the holders’ put option and accepted by IGT for payment. On February 4, 2010, IGT completed final redemption of the remaining $5.8 million aggregate outstanding principal of Debentures.

The conversion option component of $43.7 million was recorded as a debt discount against equity and the effective nonconvertible interest rate was 6.2% on the liability component. The elements of interest expense included in other income (expense) are reflected in the table below.

Years Ended September 30,	2012	2011	2010

Contractual interest expense	$-	$-	$3.8
Discount amortization	-	-	2.7

13.             CONTINGENCIES

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

This case has been settled and was dismissed on October 25, 2012. Bally has been granted a license to certain IGT patents including those asserted in this case.

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

On January 28, 2011, IGT asserted an additional claim against Aristocrat for infringement of US Patent No 7,063,615 (the “’615 patent”) seeking similar relief. IGT asserted that Aristocrat infringes on the ‘047, the ‘370, and the ‘615 patents in connection with the sale and distribution of gaming devices, including the Viridian WS slot machine, without authorization or license from IGT. Aristocrat denied infringement, filed various affirmative defenses and counterclaimed for patent invalidity.

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

Atlantic Lotteries

In an action brought in the Supreme Court of New Foundland and Labrador by Babstock and Small as representatives of a purported class of persons allegedly harmed by VLT gaming in the Province of New Foundland and Labrador; Atlantic Lottery Corporation has impleaded VLC, Inc. IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action. Plaintiffs filed a motion for class action certification on September 17, 2012. No hearing date has been set.

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

The parties have settled this action. On February 1, 2012, at the direction of the Court, the plaintiffs filed a Notice of Pending Settlement. On March 28, 2012, the parties submitted to the Court a stipulation to settle the litigation for a payment of $12.5 million. On March 30, 2012 the Court issued an order of preliminary approval and the settlement was paid into escrow by insurance in April 2012. The Court approved the stipulated settlement on October 19, 2012.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant. On July 25, 2011, the Court granted the Company’s motion to dismiss with prejudice. Plaintiff appealed to the US Court of Appeals for the Ninth Circuit on August 23, 2012.

In February 2011, another shareholder sent a letter to the Company’s Board of Directors requesting that the Board investigate allegations similar to those set forth in the derivative actions described above and bring a lawsuit against various of the Company’s current or former officers and directors. In response the Board of Directors formed a litigation committee comprised of disinterested outside directors and assisted by outside counsel to investigate and evaluate the allegations raised in this letter. At the conclusion of this investigation, the committee concluded and recommended that it would not be in the best interests of the Company or its shareholders to pursue the proposed claims. The Board considered and accepted this recommendation and the Company informed the shareholder of the Board’s resolution in September 2011. On March 15, 2012, the shareholder filed a derivative action in state court in Reno, Nevada (Gusinsky v. Thomas J. Matthews, et. al.), Second Judicial Court of the State of Nevada. Plaintiff filed an amended complaint on September 24, 2012.

On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255. The claims and allegations in this complaint are similar to those asserted in the securities class action and derivative actions described above. A motion to dismiss was filed. On March 14, 2012, defendants’ motion to dismiss the action was granted. On April 3, 2012, the plaintiff appealed to the US Court of Appeals for the Ninth Circuit.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at September 30, 2012 totaled $16.7 million.

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

On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and plaintiffs were awarded damages in an amount equal to approximately $2.2 million. On March 9, 2011, IGT filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial or for Remittitur. On May 24, 2011, the Court denied these motions, and on May 27, 2011, the Court entered an amended judgment for prejudgment interest of approximately $1.3 million, attorneys’ fees of approximately $1.0 million, and court costs of approximately $132,000. IGT filed a notice of appeal to the US Court of Appeals for the Ninth Circuit on June 21, 2011, which is pending. On July 1, 2011 plaintiffs filed a notice of cross appeal. The parties’ cross appeals have been fully briefed.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $13.2 million at September 30, 2012. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $9.1 million at September 30, 2012.

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

Years ended September 30,	2012	2011	2010
Beginning balance	$6.2	$9.3	$7.9
Reduction for payments made	(5.9)	(7.7)	(3.1)
Accrual for new warranties issued	7.6	8.6	8.3
Adjustments for pre-existing warranties	(3.7)	(4.0)	(3.8)
Ending balance	$4.2	$6.2	$9.3

14. INCOME TAXES

Income Tax Provision From Continuing Operations

Distribution Of Income Before Tax

September 30,	2012	2011	2010
US	$354.6	$367.8	$224.9
Non – US	(11.8)	60.1	80.0
Total	$342.8	$427.9	$304.9

Components Of Income Tax Provision

September 30,	2012	2011	2010
Federal	$92.6	$87.7	$13.2
State	8.5	6.6	8.0
Foreign	14.1	14.4	22.4
Total current	115.2	108.7	43.6

Federal	(16.8)	18.6	41.1
State	(0.8)	3.5	(4.6)
Foreign	(4.5)	4.8	5.2
Total deferred	(22.1)	26.9	41.7

Total income tax provision	$93.1	$135.6	$85.3

Reconciliation Of Statutory Federal Rate To Effective Rate

September 30,	2012	2011	2010
Federal statutory tax	35.0%	35.0%	35.0%
State income tax, net	1.4%	1.5%	0.7%
Foreign subsidiaries tax, net	4.2%	-0.4%	-0.6%
Manufacturer's deduction	-2.5%	-3.3%	-1.4%
Change in income tax contingencies	0.3%	-0.6%	-10.7%
Changes in valuation allowance	0.0%	-0.6%	2.4%
Entraction closures	-12.4%	0.0%	0.0%
Other, net	1.2%	0.1%	2.6%
Total effective rate	27.2%	31.7%	28.0%

Income Taxes Receivable

Presented as a component of other assets and deferred costs, income taxes receivable is comprised of prepaid US taxes on intercompany sales, as well as tax overpayments and pending refunds in various US and foreign jurisdictions. Income taxes receivable increased to $86.8 million at September 30, 2012 from $62.1 million at September 30, 2011, primarily due to the deduction for certain Entraction closures in the fourth quarter of fiscal 2012.

Deferred Income Taxes

Significant Components of Deferred Income Taxes

September 30,	2012	2011

Deferred Tax Assets
Reserves	$106.4	$94.8
Jackpot payment timing difference	134.3	134.4
Share-based compensation	28.9	27.9
Net operating loss carry forwards	45.4	44.4
Goodwill and intangibles	44.8	25.8
Capital loss carryover	26.2	26.7
Other	14.4	11.0
Total deferred income tax assets	400.4	365.0
Valuation allowance	(74.0)	(65.5)
Total deferred income tax assets, net	326.4	299.5

Deferred Tax Liabilities
Interest expense on convertible debt	(39.4)	(36.9)
Property, plant and equipment	(31.4)	(21.2)
Intangibles	(42.2)	(47.9)
Other	(13.3)	(12.5)
Total deferred income tax liabilities	(126.3)	(118.5)
Net Deferred Income Tax Assets	$200.1	$181.0

September 30,	2012	2011
Current deferred income tax assets	$96.7	$97.1
Non-current deferred income tax assets	106.5	84.6
Non-current deferred income tax liabilities (included in other liabilities)	3.1	0.7

Net deferred income tax assets increased approximately $19.1 million in 2012 primarily due to the addition of DoubleDown intangibles.

Our net operating loss carry-forwards at September 30, 2012 included $12.7 million in the US and $134.8 million in foreign countries and expire in tax years 2013 through 2024.

Net capital loss carryover totaled $70.1 million at September 30, 2012 and expires in tax years 2014 through 2016. Our valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

At September 30, 2012, we had not provided US deferred income taxes or foreign withholding taxes on $204.2 million in unrecognized temporary differences related to the basis of our investments in foreign subsidiaries expected to be permanently reinvested in operations outside the US. We do not anticipate any events that would cause such earnings to become taxable in the US. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Uncertain Tax Benefits

Aggregate changes in unrecognized tax benefits

September 30,	2012	2011	2010
Beginning balance	$116.4	$83.8	$91.5
Increases related to prior year tax positions	2.2	7.7	23.6
Decreases related to prior year tax positions	(8.8)	(1.9)	(1.6)
Increases related to current year tax positions	4.9	36.5	11.6
Decreases related to current year tax positions	(3.2)	(1.1)	(5.8)
Reductions due to lapse of statute of limitations	-	(8.6)	-
Reductions for settlements with taxing authorities	-	-	(35.5)
Ending Balance	$111.5	$116.4	$83.8

The amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, totaled $79.2 million at September 30, 2012 and $72.7 million at September 30, 2011.

Interest and penalties related to unrecognized tax benefits are included in our income tax provision. Interest on unrecognized tax benefits was $2.4 million during 2012, and a benefit of $2.0 million and $15.1 million in 2011 and 2010, respectively, resulting from the reversal of interest and penalties related to settlements with tax authorities and the lapse of statute of limitations. Accrued interest and penalties related to uncertain tax positions, net of federal income tax benefits, totaled $23.4 million at September 30, 2012 and $20.1 million at September 30, 2011.

Unrecognized tax benefits decreased $4.9 million during 2012, primarily due to transfer pricing adjustments between North America and subsidiaries worldwide. Unrecognized tax benefits increased $32.6 million during 2011, primarily due to amended state income tax return filings and transfer pricing adjustments between IGT and worldwide subsidiaries.

At September 30, 2012, we were under examination by the IRS for amended returns filed for 1999, 2006, 2007, 2008, and 2009, as well as our originally filed returns for 2008 and 2009. We are also subject to examination in various state and foreign jurisdictions, and except for the examination of the 1999 amended federal income tax return, we are generally no longer subject to US federal, state, local or foreign income tax examination by tax authorities for years before 2005. We do not believe our total unrecognized tax benefits will change significantly during the next twelve months.

15.             OPERATING LEASES

We lease certain of our facilities and equipment under various agreements with expiration dates through November 2022. Certain facility leases provide that we pay certain other operating expenses applicable to the leased property, including utilities, maintenance, property taxes, and liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments. There were no contingent rental payments. Rent and lease expense, net of sublease rentals, in continuing operations totaled $14.3 million in 2012, $12.7 million in 2011, and $11.6 million in 2010.

Future minimum payments due under non-cancelable operating leases at September 30, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Minimum payments	$13.3	$12.6	$10.9	$9.9	$7.3	$12.0	$66.0

16. EMPLOYEE BENEFIT PLANS

401(k) Plan and Cash Incentives

IGT maintains a salary deferral 401(k) plan that allows eligible employees to contribute up to 40% of their base pay up to the IRS prescribed limit. IGT matches 100% of employee contributions, up to $750 per year, which vest immediately. IGT may also contribute a discretionary amount of profits to eligible employees, which vest over a six-year period. Cash bonuses are paid annually to eligible management employees and cash sharing is distributed to non-management employees annually. Charges recorded for these plans totaled $44.5 million in 2012, $39.7 million in 2011, and $24.3 million in 2010.

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

Share-based Compensation

See Note 1 for plan descriptions and accounting measurement methods.

SIP As Of And For The Year Ended September 30, 2012

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	15,245	$18.85
Granted	294	16.21
Exercised	(827)	12.04
Forfeited	(683)	16.45
Expired	(1,912)	26.86
Outstanding at end of period	12,117	$18.12	6.0	$5.3

Vested and expected to vest	11,932	$18.15	5.9	$5.3

Exercisable at end of period	7,320	$19.59	4.9	$3.6

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	3,388	$15.26
Granted	2,815	15.05
Vested	(708)	17.40
Forfeited	(662)	14.58
Outstanding at end of period	4,833	$14.93	1.3	$63.3

Expected to vest	4,567	$14.93	1.3	$59.8

Option Valuation Assumptions

Years Ended September 30,	2012	2011	2010

Expected volatility	0.47	0.44	0.52
Expected dividends	1.48%	1.53%	1.28%
Expected term (in years)	4.7	4.6	4.4
Risk free rate	0.85%	1.73%	1.62%

Reported Share-based Compensation

Years Ended September 30,	2012	2011	2010
Pre-tax	$33.2	$43.8	$41.9
Tax benefit	(10.4)	(13.6)	(13.1)
After-tax	$22.8	$30.2	$28.8

Other Share-based Compensation Information

Years Ended September 30,	2012	2011	2010
Weighted average grant date fair value per share:
Options granted	$5.70	$5.33	$7.34
Restricted shares granted	$15.05	$14.25	$18.20

Total intrinsic value of options exercised	$3.8	$5.6	$4.5
Total fair value of restricted shares vested	11.6	14.9	14.3
Tax benefit realized for tax return deductions	5.5	7.1	8.1

Other Information
Shares available for future grant (million)	28.4
Unrecognized costs for outstanding awards (million)	$63.8
Weighted average future recognition period (years)	1.7

Approximately 0.2 million shares were issued in February 2012 under the ESPP. At September 30, 2012, 1.0 million shares were available for future grants and we expected to issue approximately 0.2 million shares in February 2013 under this plan.

Additionally, eligible UK employees may enroll in the International Game Technology Savings Related Share Option Scheme established in January 1999 (formerly the Barcrest Savings Related Share Option Scheme). Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date. Approximately 120,000 shares were issued during 2012 under this plan and approximately 388,000 shares were available for grant at September 30, 2012. Based on enrollment through September 30, 2012, we expect to issue approximately 10,000 shares under this plan over the next three years.

17.             EARNINGS PER SHARE

Years Ended September 30,	2012	2011	2010

Income from continuing operations available to common shares	$249.7	$292.3	$219.6

Basic weighted average shares outstanding	288.8	298.2	296.3
Dilutive effect of non-participating share-based awards	1.6	1.6	1.5
Diluted weighted average common shares outstanding	290.4	299.8	297.8

Basic EPS from continuing operations	$0.86	$0.98	$0.73
Diluted EPS from continuing operations	$0.86	$0.97	$0.73

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	11.3	14.7	12.3
Notes	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6

Our Notes and warrants were excluded from diluted shares outstanding for 2012, 2011 and 2010 because the conversion price and exercise price exceeded the average market price of our common stock. The convertible notes will result in additional EPS dilution when our stock price exceeds the note conversion price of $19.97 per share and further dilution when the stock price exceeds the warrant strike price of $30.14 per share. The treasury stock method used to calculate diluted weighted average shares outstanding excludes potential reduction in shares related to the purchased note hedges because they are anti-dilutive. See Note 12.

On June 13, 2012, we executed an ASR transaction with Goldman, Sachs & Co. IGT paid Goldman $400.0 million on June 19, 2012. Goldman delivered 21.0 million shares to IGT in June 2012, 1.8 million shares in July 2012, 4.0 million shares on August 6, 2012, and 1.0 million shares on September 6, 2012, for a total of 27.8 million shares delivered to date. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares (at our option), based on the VWAP over a period of approximately three to six months. Increases in the VWAP during the remaining ASR term will decrease the shares to be delivered to us by Goldman, and/or could result in cash or shares delivered by us to Goldman, subject to a minimum number of shares delivered. Decreases in the daily VWAP during the remaining ASR term will increase the shares to be delivered to us by Goldman. The ASR is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions.

18.             BUSINESS SEGMENTS

We view our business in the following two operating segments:

•
North America includes our operations associated with land-based and online wagering customers located in the US and Canada, as well as all customers serviced by our US based online social gaming operations

•	International includes our operations associated with customers located in all other jurisdictions

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment, primarily comprised of general and administrative costs and other income (expense). We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Restructuring charges are reflected within the segment where actions occurred. See Note 19.

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

Business Segments Financial Information

Years Ended September 30,	2012	2011	2010

NORTH AMERICA
Revenues	$1,644.1	$1,480.3	$1,428.4
Gaming operations	907.8	913.8	933.0
Product sales	648.2	566.2	495.4
Interactive	88.1	0.3	-
Gross profit	961.2	858.3	800.9
Gaming operations	541.2	542.6	541.1
Product sales	366.6	315.5	259.8
Interactive	53.4	0.2	-
Operating income	425.8	476.6	345.9

Depreciation and amortization	195.3	183.7	201.3
Long-lived assets	590.3	561.1	597.7
Additions to long-lived assets	146.2	164.3	180.3
Total assets	2,560.0	2,222.3	2,364.8

Years Ended September 30,	2012	2011	2010

INTERNATIONAL
Revenues	$506.6	$476.7	$488.8
Gaming operations	132.2	122.7	111.2
Product sales	318.6	317.7	347.6
Interactive	55.8	36.3	30.0
Gross profit	276.4	280.1	286.4
Gaming operations	93.1	90.0	85.8
Product sales	155.7	171.7	184.8
Interactive	27.6	18.4	15.8
Operating income	103.6	138.4	170.2

Depreciation and amortization	40.3	32.9	21.0
Long-lived assets	79.4	101.5	103.3
Additions to long-lived assets	40.1	40.1	60.4
Total assets	812.7	807.8	766.1

Years Ended September 30,	2012	2011	2010

CORPORATE (unallocated)
Operating expenses	$(107.7)	$(110.1)	$(91.3)

Depreciation and amortization	4.7	9.6	14.5
Long-lived assets	79.4	59.9	87.8
Additions to long-lived assets	23.9	0.7	0.9
Total assets	912.4	1,124.3	876.1

Years Ended September 30,	2012	2011	2010

CONSOLIDATED
Revenues	$2,150.7	$1,957.0	$1,917.2
Gaming operations	1,040.0	1,036.5	1,044.2
Product sales	966.8	883.9	843.0
Interactive	143.9	36.6	30.0
Gross profit	1,237.6	1,138.4	1,087.3
Gaming operations	634.3	632.6	626.9
Product sales	522.3	487.2	444.6
Interactive	81.0	18.6	15.8
Operating income	421.7	504.9	424.8

Depreciation and amortization	240.3	226.2	236.8
Long-lived assets	749.1	722.5	788.8
Additions to long-lived assets	210.2	205.1	241.6
Total assets	4,285.1	4,154.4	4,007.0

Geographical Information

Years Ended September 30,	2012	2011	2010
US	$1,490.1	$1,382.3	$1,324.8
Non-US	660.6	574.7	592.4
Total revenues	$2,150.7	$1,957.0	$1,917.2

19.             IMPAIRMENT AND RESTRUCTURING

Years Ended September 30,	2012	2011	2010
Alabama	$12.8	$3.6	$61.3
Walker Digital	14.6	-	-
Entraction	15.1	-	-
Other impairments	-	12.2	-
DigiDeal	-	-	2.4
Other restructuring	-	-	4.7
Total	$42.5	$15.8	$68.4

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

In 2011, we recognized an additional impairment of $3.6 million due to the decline in appraised value of the associated property collateral. The net carrying amount of our investment in Alabama charitable bingo properties totaled $29.3 million at September 30, 2011 and primarily related to development financing notes. Interest income related to these notes was recorded on a cash basis subsequent to the first quarter of 2010 as collectability was not reasonably assured.

In our 2012 fourth quarter, we recognized an additional impairment of $12.8 million due to further decline in appraised value of the associated property collateral and reduced prospects of full collection given the deteriorated climate of the Alabama gaming market. The remaining net carrying amount of our Alabama development financing notes totaled $16.5 million at September 30, 2012.

Walker Digital

During our 2012 fourth quarter, we completed an evaluation of our business strategy and outlook as it relates to the use of our Walker Digital patent portfolio and recorded an impairment of $14.6 million.

Entraction

During our 2012 fourth quarter, we determined it was prudent to consolidate our IGTi product development and customer service resources in Europe primarily acquired with Entraction, due in part to diminished returns largely related to regulatory challenges. As a result, we began exiting certain online turnkey and poker operations and closing or reducing certain facilities in Europe (Stockholm and Tallinn). We recognized restructuring charges of $3.6 million for severance, lease termination, and other wind-down costs in 2012 and expect to incur up to an additional $5.0 million of charges related to severance and other termination costs during the first half of 2013.

As a result of the online operations exited and an evaluation of future business strategy, we recorded impairment of $11.5 million related to acquired intangible assets, including developed technology, customer relationships, and trademarks.

Other Impairments

In our 2011 fourth quarter, we met the criteria for and recorded impairment of $4.3 million related to certain underperforming fixed assets and $7.9 million related to corporate assets held for sale.

DigiDeal

In September 2010, we divested our ownership interest in DigiDeal and ceased manufacturing and distribution of DigiDeal products. As a result, we recognized $2.4 million of impairment related primarily to the remaining DigiDeal products held by IGT operations outside of the DigiDeal entity that was discontinued. These assets did not meet the criteria for presentation as a part of the DigiDeal discontinued operation. See Note 21.

Other Restructuring

During 2009 through 2010, we completed an organizational restructuring to maximize efficiency and realign expenses with our long-term business outlook, during which we reduced our global workforce by approximately 16% from September 30, 2008 levels through a combination of voluntary and involuntary separation arrangements. Additionally, in 2010 we discontinued operations with Japan and DigiDeal (see Note 21), and closed certain North America facilities. The remaining other restructuring liability of $5.6 million at September 30, 2012 was reflected in other accrued liabilities.

Summary of Other Restructuring Charges for 2010
	Severance and Benefits	Lease Termination	Other Fees	TOTAL CASH CHARGES	Abandoned Assets	Share-based Compensation (Forfeitures)	TOTAL NONCASH CHARGES	TOTAL ALL CHARGES
North America	$2.2	$1.0	$0.5	$3.7	$-	$0.3	$0.3	$4.0
International	0.4	-	-	0.4	-	0.2	0.2	0.6
Corporate	0.1	-	-	0.1	-	-	-	0.1
Continuing operations	2.7	1.0	0.5	4.2	-	0.5	0.5	4.7
Discontinued operations	3.2	1.5	5.0	9.7	9.6	-	9.6	19.3
Consolidated	$5.9	$2.5	$5.5	$13.9	$9.6	$0.5	$10.1	$24.0

20. BUSINESS ACQUISITIONS

2012

Double Down Interactive LLC

On January 20, 2012, we acquired 100% of Seattle based Double Down Interactive LLC, developer and operator of the social gaming operations of DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers all around the world. This strategic acquisition is establishing IGT’s position in casino-style social gaming and strengthening our core business with added distribution channels for IGT game content. DoubleDown is presented as a component of our North America segment.

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

The estimated fair value of $88.9 million for the earn-out consideration at the acquisition date was included in the capitalized purchase price of $339.8 million, net of cash acquired. The retention payments were not included in the capitalized purchase price and will be recorded, along with earn-out fair value adjustments as operating expenses in a separate line for contingent acquisition related costs. Fair value amounts were determined using DCF based on probability-weighted earnings projections and a risk adjusted discount rate of 19%. See Note 10 regarding adjustments for future changes in the earn-out fair value.

The purchase consideration was allocated as follows:
•	tangible assets of $7.2 million
•	identifiable intangible assets of $109.2 million
•	goodwill of $226.1 million related to non-separable intangibles and is deductible for tax purposes
•	liabilities of $2.7 million

Professional fees recorded in administrative operating expenses for this acquisition totaled $5.6 million through September 30, 2012. See Note 1 regarding revenue recognition for online social casino-style games.

BringIt, Inc.

In February 2012, IGT acquired BringIt, Inc., for its gaming technology and expertise for total cash consideration of $8.1 million allocated primarily to non-deductible goodwill related to non-separable intangibles of $6.7 million and developed technology of $0.8 million. Additionally, IGT agreed to pay $2.0 million contingent on the retention of three key employees over the two years following the acquisition, which was not included in the capitalized purchase price and will be recorded as operating expenses in a separate line for contingent acquisition related costs. BringIt is presented as a component of our North America segment.

Unaudited pro forma information

On a pro forma basis, our 2011 earnings would have been reduced by $50.4 million or $0.17 per diluted share, primarily due to incremental acquisition related charges for retention bonuses and amortization of acquired intangible assets. The pro forma impact to 2012 earnings would not have been material. The pro forma impact to revenues was not material in either year.

2011

Entraction Holding AB

In June 2011, IGT acquired 97.6% of the outstanding shares of Entraction, a supplier of online gaming products and services, for total cash consideration of approximately $108.2 million. During the second quarter of fiscal 2012 IGT acquired the remaining 2.4% shares of Entraction for approximately $2.5 million. Entraction was integrated into our International operating segment.

This acquisition provided additional market opportunities in legalized interactive gaming markets and strengthen our product portfolio to include all major online gaming specialties—poker, bingo, casino, and sports betting. The purchase consideration was allocated to:
•	tangible assets of $25.8 million, including cash of $2.7 million
•	identifiable intangible assets of $17.7 million
•	goodwill of $90.1 million related to non-separable intangibles and not deductible for tax purposes
•	liabilities of $22.7 million
•	noncontrolling interest of $2.7 million

Pro forma information is not provided as it was not material to our consolidated financial statements.

21.            DISCONTINUED OPERATIONS

Results of the following operations have been classified in discontinued operations for all periods presented.

UK Barcrest Group

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group in 2011 for approximately $47.0 million, which remains subject to contingent consideration related to certain customer arrangements and potential indemnification obligations. Loss on the sale recorded in 2012 totaled $2.4 million (or $3.8 million after-tax) and $22.6 million (or $12.6 million after-tax) in 2011. Additional gain or loss on the sale may be recorded as these outstanding items are resolved over the next three years.

Japan and DigiDeal

The results of discontinued operations also included our international operations in Japan and the divestiture of our equity interest in DigiDeal during 2010. During 2011, income from discontinued operations included $1.4 million of gain realized on the sale of a Japan industry group investment. The resolution of an outstanding third party contractual dispute related to our Japan operations is still pending.

Summary of Results in Discontinued Operations

Years Ended September 30,	2012	2011	2010
Revenues	$-	$60.0	$79.7

Income (loss) before tax	$-	$6.1	$(27.4)
Income tax provision	-	2.2	3.4
Income (loss) from discontinued operations, net of tax	-	3.9	(30.8)

Loss on divestiture before tax	(2.4)	(22.6)	(2.8)
Income tax provision (benefit)	1.4	(10.0)	-
Loss on divestiture, net of tax	(3.8)	(12.6)	(2.8)

Loss from discontinued operations, net of tax	$(3.8)	$(8.7)	$(33.6)

Current liabilities of discontinued operations, presented as a component of other accrued liabilities, totaled $5.6 million at September 30, 2012 and $5.7 million at September 30, 2011.

22. QUARTERLY FINANCIAL DATA (Unaudited)

Fiscal 2011 periods presented below were recast for discontinued operations related to the sale of our UK Barcrest Group during 2011. See Note 21.

September 30,	First	Second	Third	Fourth
(In millions, except per share amounts)

2012
Total revenues	$445.5	$541.3	$532.8	$631.1
Gross profit	251.9	313.6	302.6	369.5
Operating income	99.9	118.0	95.5	108.3
Income from continuing operations	50.3	62.4	46.9	90.1
Net income	49.3	61.9	46.6	88.1
Diluted EPS	$0.16	$0.21	$0.16	$0.33

2011
Total revenues	$451.2	$477.0	$489.0	$539.8
Gross profit	269.4	282.6	288.6	297.8
Operating income	120.2	128.1	140.8	115.8
Income from continuing operations	72.8	67.7	91.8	60.0
Net income	73.7	69.6	86.9	53.4
Diluted EPS	$0.25	$0.23	$0.29	$0.18

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

DoubleDown, a wholly owned subsidiary, was excluded from our assessment of internal control over financial reporting at September 30, 2012, because it was acquired in January 2012. DoubleDown represented approximately 8% of consolidated assets, and 4% of consolidated revenues as of and for the year ended September 30, 2012.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The effectiveness of the company's internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this report.

DoubleDown, a wholly owned subsidiary, was excluded from our assessment of internal control over financial reporting at September 30, 2012, because it was acquired in January 2012. DoubleDown represented approximately 8% of consolidated assets, and 4% of consolidated revenues as of and for the year ended September 30, 2012.

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

Item 10.        Directors, Executive Officers and Corporate Governance

We have adopted the “Code of Ethics for Principal Executive Officer and Senior Financial Officers of International Game Technology” (Finance Code of Ethics), a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or any persons performing similar functions (together, the “Covered Officers”). The Finance Code of Ethics is publicly available on our website. If we make any substantive amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of the Covered Officers, we intend to disclose the nature of such amendment or waiver on our website (www.IGT.com).

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

2.1*
Unit Purchase Agreement, dated January 12, 2012, by and among IGT, Double Down Interactive LLC, the Sellers a party thereto, and Gregory Enell, As Sellers’ Agent (incorporated by reference to Exhibit 2.1 to Registrants’ Report on Form 10-Q for the quarter ended March 31, 2012)

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

3.2	Sixth Restated Code of Bylaws of International Game Technology, dated August 20, 2012 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on August 22, 1012)

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

4.7	Form of 5.500% Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed June 8, 2010)

10.1**	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-K for the year ended October 2, 2010)

10.2**
International Game Technology Savings Related Share Option Scheme, adopted on March 3, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.3**
Amendment and Restated IGT Deferred Compensation Plan (Applicable to Post-2004 Deferrals) dated December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008)

10.4**
International Game Technology 2002 Stock Incentive Plan, as amended September 30, 2011 (incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.5**	IGT Profit Sharing Plan (as amended and restated as of April 1, 2002) (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2002)

10.6**	Amendments to IGT Profit Sharing Plan dated July 14, 2003 and November 15, 2005 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

10.7**	Amendment 2006-I to IGT Profit Sharing Plan effective as of January 1, 2006 (incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K for the year ended September 30, 2007)

10.8**
IGT 2002 Stock Incentive Plan Agreement Forms:  Director Stock Option Agreement; Incentive Stock Option Agreement; Nonqualified Stock Option Agreement; Restricted Stock Award Agreement; UK Stock Option Sub-Plan (“the UK Sub-Plan”) Option Agreement (incorporated by reference to Exhibit 10.17 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.9**
IGT 2002 Stock Incentive Plan Agreement Forms: Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended September 30, 2008)

10.10**
IGT 2002 Stock Incentive Plan Agreement Forms: Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.11**
IGT 2002 Stock Incentive Plan – Form: Director Deferral Election Form – Annual RSU Award (incorporated by reference to Exhibit 10.10 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.12**
IGT 2002 Stock Incentive Plan – Form: Director Election to Receive Equity Award in Lieu of Fees (incorporated by reference to Exhibit 10.11 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.13**	IGT 2002 Stock Incentive Plan – Form: Restricted Stock Unit Award Agreement

10.14**	IGT 2002 Stock Incentive Plan – Form: Performance Restricted Stock Unit Award Agreement

10.15**
International Game Technology Employee Stock Purchase Plan, amended and restated effective as of January 11, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed March 4, 2011)

10.16**	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.17**
IGT Directors’ Compensation Policy and Share Ownership Guidelines, effective October 2, 2011 (incorporated by reference to Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.18**	IGT Executive Share Ownership Guidelines, effective October 2, 2011 (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.19**	Amended and Restated Executive Share Ownership Guidelines, effective September 30, 2012.

10.20**
Amended and Restated Employment Agreement, dated December 1, 2009, between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2009)

10.21**	Employment Agreement, dated March 20, 2009, between International Game Technology and Patti S. Hart (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed March 25, 2009)

10.22**
Executive Transition Agreement, dated to be effective October 23, 2009, between International Game Technology and Patrick W. Cavanaugh (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 23, 2009)

10.23
Purchase agreement dated as of May 5, 2009, between IGT and Goldman, Sachs & Co., as representative for the initial purchasers of the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed May 11, 2009)

10.24
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.25
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co., Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.26
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.27
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.28
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.29
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.30
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.31
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co. Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.32
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.33
Issuer Warrant Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.34
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.35
Issuer Warrant Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.36
Credit Agreement dated as of April 14, 2011, with Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, The Royal Bank of Scotland plc, Union Bank, N.A., and Mizuho Corporate Bank, Ltd, as Co-Documentation Agents, and Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 15, 2011)

10.37**
IGT 2002 Stock Incentive Plan Form: Notice of Credit of Director Restricted Stock Units (with attached Terms and Conditions) (incorporated by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.38**
Executive Transition Agreement, dated August 1, 2011, between International Game Technology and Eric A. Berg (incorporated by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.39**
Executive Transition Agreement, dated October 23, 2009, as amended effective June 30, 2011, between International Game Technology and Eric P Tom (incorporated by reference to Exhibit 10.36 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.40**
Executive Transition Agreement, dated October 23, 2009, between International Game Technology and Robert C. Melendres (incorporated by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.41**	Executive Transition Agreement, dated February 13, 2012, between International Game Technology and John Vandemore

10.42**	Executive Transition Agreement, dated September 25, 2012, between International Game Technology and Paul C. Gracey, Jr.

10.43***
Capped Accelerated Stock Buyback Agreement, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012)

10.44***
Supplemental Confirmation, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012)

21	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (see next page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Government Gaming Regulation

99.2	Supplemental 2012 Quarterly Revenue Metrics

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Certain schedules and exhibits referenced in the Unit Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

** Management contract or compensatory plan or arrangement

*** The Capped Accelerated Stock Buyback Agreement and Supplemental Confirmation are partially redacted as the Company is seeking confidential treatment for certain provisions contained therein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 27, 2012

INTERNATIONAL GAME TECHNOLOGY

By: /s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Patti Hart and John Vandemore, or either of them, as attorneys-in-fact to sign on their behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ Patti S. Hart	Chief Executive Officer
Patti S. Hart	(Principal Executive Officer)	November 27, 2012

/s/ John Vandemore	Chief Financial Officer and Treasurer
John Vandemore	(Principal Financial and Accounting Officer)	November 27, 2012

/s/ Philip G. Satre
Philip G. Satre	Chairman of the Board of Directors	November 27, 2012

/s/ Paget L. Alves
Paget L. Alves	Director	November 27, 2012

/s/ Janice Chaffin
Janice Chaffin	Director	November 27, 2012

/s/ Greg Creed
Greg Creed	Director	November 27, 2012

/s/ Robert Miller
Robert Miller	Director	November 27, 2012

/s/ David E. Roberson
David E. Roberson	Director	November 27, 2012

/s/ Vincent L Sadusky
Vincent L. Sadusky	Director	November 27, 2012