Form 10-Q
period 2012-12-29
INTERNATIONAL GAME TECHNOLOGY
filed 2013-02-06
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2012

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
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 1, 2013:
264.4 million shares of common stock at $.00015625 par value.

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates—actual:	Fiscal dates—as presented:
December 29, 2012	December 31, 2012
December 31, 2011	December 31, 2011
September 29, 2012	September 30, 2012

Abbreviation/term	Definition
Anchor	Anchor Gaming
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASR	accelerated share repurchase transaction
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs®	IGT Remote Game Server®
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	video lottery terminal
WAP	wide area progressive
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.       Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	12

6.	PROPERTY, PLANT AND EQUIPMENT	1 3

7.	GOODWILL AND OTHER INTANGIBLES	13

8.	FAIR VALUE MEASUREMENTS	14

9.	FINANCIAL DERIVATIVES	16

10.	CREDIT FACILITIES AND INDEBTEDNESS	17

11.	CONTINGENCIES	18

12.	INCOME TAXES	23

13.	EMPLOYEE BENEFIT PLANS	23

14.	EARNINGS PER SHARE	24

15.	BUSINESS SEGMENTS	25

16.	DISCONTINUED OPERATIONS	26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarters Ended
	December 31,
	2012	2011
(In millions, except per share amounts)
Revenues
Gaming operations	$242.6	$252.0
Product sales	234.8	180.9
Interactive	52.9	12.6
Total revenues	530.3	445.5

Costs and operating expenses
Cost of gaming operations	89.5	98.1
Cost of product sales	109.2	89.4
Cost of interactive	22.1	6.1
Selling, general and administrative	100.2	89.7
Research and development	54.4	46.9
Depreciation and amortization	19.0	15.4
Contingent acquisition related costs	17.5	-
Total costs and operating expenses	411.9	345.6
Operating income	118.4	99.9

Other income (expense)
Interest income	11.3	12.0
Interest expense	(31.7)	(30.0)
Other	(0.3)	(2.8)
Total other income (expense)	(20.7)	(20.8)

Income from continuing operations before tax	97.7	79.1
Income tax provision	32.4	28.8

Income from continuing operations	65.3	50.3
Loss from discontinued operations, net of tax	-	(1.0)

Net income	$65.3	$49.3
Other comprehensive income (loss), net of $0 tax
Foreign currency translation adjustment	3.4	6.1
Unrealized loss on available-for-sale securities	-	(0.2)
Comprehensive income	$68.7	$55.2

Basic earnings (loss) per share
Continuing operations	$0.25	$0.17
Discontinued operations	-	-
Net income	$0.25	$0.17

Diluted earnings (loss) per share
Continuing operations	$0.24	$0.17
Discontinued operations	-	(0.01)
Net income	$0.24	$0.16

Cash dividends declared per share	$0.07	$0.06

Weighted average shares outstanding
Basic	265.9	297.3
Diluted	267.9	299.0

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$200.7	$206.3
Restricted cash and investment securities	75.0	79.7
Restricted cash and investment securities of VIEs	1.3	2.2
Jackpot annuity investments	46.4	46.9
Jackpot annuity investments of VIEs	13.2	13.3
Accounts receivable, net	323.7	346.6
Current maturities of contracts and notes receivable, net	219.4	218.2
Inventories	91.5	92.9
Deferred income taxes	87.8	96.7
Other assets and deferred costs	107.5	160.5
Total current assets	1,166.5	1,263.3
Property, plant and equipment, net	545.7	555.7
Jackpot annuity investments	249.3	252.3
Jackpot annuity investments of VIEs	41.7	43.4
Contracts and notes receivable, net	130.6	139.3
Goodwill	1,470.6	1,469.7
Other intangible assets, net	177.9	193.4
Deferred income taxes	120.8	106.5
Other assets and deferred costs	273.4	261.5
Total Assets	$4,176.5	$4,285.1

Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$80.2	$87.5
Jackpot liabilities, current portion	141.5	152.4
Accrued employee benefits	11.5	43.7
Accrued income taxes	10.4	8.1
Dividends payable	18.6	16.0
Other accrued liabilities	300.7	322.6
Total current liabilities	562.9	630.3
Long-term debt	1,775.5	1,846.4
Jackpot liabilities	319.9	328.6
Other liabilities	264.8	282.0
Total Liabilities	2,923.1	3,087.3
Commitments and Contingencies

Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 269.6 and 343.5 issued; 264.5 and 266.1 outstanding	-	0.1
Additional paid-in capital	1,379.2	1,585.1
Treasury stock at cost: 5.1 and 77.4 shares	(84.2)	(1,332.9)
Retained earnings (accumulated deficit)	(49.5)	941.0
Accumulated other comprehensive income	7.9	4.5
Total Equity	1,253.4	1,197.8
Total Liabilities and Shareholders' Equity	$4,176.5	$4,285.1

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,	2012	2011
(In millions)
Operating
Net income	$65.3	$49.3
Adjustments:
Depreciation and amortization	57.7	54.6
Contingent earn-out consideration	2.1	-
Discounts and deferred issuance costs	11.0	10.0
Share-based compensation	8.6	8.2
Net loss on disposal and impairment	-	1.5
Excess tax benefits from employee stock plans	(0.3)	(1.8)
Other non-cash items	10.9	3.5
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	14.4	30.2
Inventories	2.6	(22.3)
Accounts payable and accrued liabilities	(83.5)	(57.0)
Jackpot liabilities	(24.2)	(5.9)
Income taxes, net of employee stock plans	29.1	(7.0)
Other assets and deferred costs	0.8	1.5
Net operating cash flows	94.5	64.8

Investing
Capital expenditures	(37.6)	(49.2)
Proceeds from assets sold	4.6	17.0
Jackpot annuity investments, net	9.9	6.8
Changes in restricted cash	5.7	(10.7)
Notes receivable payments received	7.6	7.4
Net investing cash flows	(9.8)	(28.7)

Financing
Debt repayments	(75.0)	-
Employee stock plan proceeds	1.5	6.9
Excess tax benefits from employee stock plans	0.3	1.8
Share repurchases and forward contracts	-	(4.4)
Dividends paid	(16.1)	(17.8)
Net financing cash flows	(89.3)	(13.5)
Foreign exchange rates effect on cash and equivalents	(1.0)	2.1
Net change in cash and equivalents	(5.6)	24.7
Beginning cash and equivalents	206.3	460.0
Ending cash and equivalents	$200.7	$484.7

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

“Depreciation and amortization” reflected in the cash flows statements are comprised of amounts presented separately on the income statements, plus “depreciation and amortization” included in cost of revenues and discontinued operations.

Three Months Ended December 31,	2012	2011
(In millions)

Jackpot funding
Change in jackpot liabilities	$(24.2)	$(5.9)

Jackpot annuity purchases	(1.8)	(5.4)
Jackpot annuity proceeds	11.7	12.2
Net change in jackpot annuity investments	9.9	6.8
Net jackpot funding	$(14.3)	$0.9

Capital expenditures
Property, plant and equipment	$(7.3)	$(9.8)
Gaming operations equipment	(30.1)	(39.0)
Intellectual property	(0.2)	(0.4)
Total	$(37.6)	$(49.2)

Payments from operating cash flows
Interest	$28.4	$28.6
Income taxes	0.4	31.8
Acquisition related retention bonuses	29.3	-

Non-cash investing and financing items:
Accrued capital asset additions	$(1.6)	$0.4
Interest accretion for jackpot annuity investments	4.6	5.2

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

Period End
	Actual	Presented as
Current quarter	December 29, 2012	December 31, 2012
Prior year quarter	December 31, 2011	December 31, 2011
Prior year end	September 29, 2012	September 30, 2012

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended December 31, 2012 were prepared without audit on a basis consistent with the comparative quarter ended December 31, 2011, and as appropriate, with the audited financial statements for the year ended September 30, 2012. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements.

Our consolidated interim financial statements include all adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2012.

Unless otherwise indicated in this report:
•	references to years relate to our fiscal years ending September 30
•	dollar amounts in tables are presented in millions, except per share amounts and par value
•	current refers to the quarter ended December 31, 2012
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

Treasury Stock Retirement

In December 2012, we retired 75.0 million treasury shares, which decreased treasury stock by $1,252.2 million, APIC by $215.1 million, and retained earnings by $1,037.1 million.

Recently Adopted Accounting Standards or Updates

Qualitative Impairment Assessment for Goodwill and Other Indefinite-Lived Intangibles

At the beginning of 2013, we adopted an ASU issued in September 2011 to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is a greater than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. We also adopted an ASU issued in July 2012 to simplify the impairment testing for other indefinite-lived intangibles in a similar fashion.  The adoption of these ASUs did not have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $56.2 million at December 31, 2012 and $58.9 million at September 30, 2012.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it is unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control. Under the agreement, our maximum exposure consisted of note financing of $0.8 million provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases.  We recognized $5.6 million in revenues related to this distributor during the 2013 first quarter. Contracts and notes receivable due from this distributor totaled $11.2 million at December 31, 2012, $5.6 million current and $5.6 million non-current.

3.            RECEIVABLES

Accounts Receivable

Allowances for Credit Losses	December 31, 2012	September 30, 2012
Total	$21.3	$19.1

Customer Financing (Contracts and Notes)

	December 31, 2012	September 30, 2012
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$124.6	$123.2
Collectively evaluated for impairment	302.0	307.1
Total	$426.6	$430.3

Allowances for Credit Losses
Individually evaluated for impairment	$63.0	$59.9
Collectively evaluated for impairment	13.6	12.9
Total	$76.6	$72.8

Reconciliation of Allowances for Credit Losses	First Quarter Ended December 31,
	2012	2011
Beginning balance	$72.8	$71.4
Charge-offs	-	-
Recoveries	-	-
Provisions	3.8	(1.3)
Ending balance	$76.6	$70.1
Current	$56.8	$43.2
Non-current	$19.8	$26.9

Age Analysis of Recorded Investment	December 31, 2012			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$8.6	$1.4	$10.0	$6.6	$-	$6.6
30-59 days	5.2	1.4	6.6	6.0	1.4	7.4
60-89 days	3.2	1.4	4.6	1.4	1.4	2.8
Over 90 days	8.5	42.5	51.0	6.3	40.0	46.3
Total past due	$25.5	$46.7	$72.2	$20.3	$42.8	$63.1
Total current (1)	286.8	67.6	354.4	288.1	79.1	367.2
Grand total	$312.3	$114.3	$426.6	$308.4	$121.9	$430.3

Over 90 days and accruing interest	$2.6	$0.1	$2.7	$1.4	$0.3	$1.7
Nonaccrual status (not accruing interest)	14.0	75.0	89.0	13.8	75.0	88.8
(1)	includes impaired Alabama notes of $31.2 at December 31, 2012 and $35.0 at September 30, 2012

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade

	December 31, 2012			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$83.6	$-	$83.6	$87.8	$-	$87.8
Medium	77.9	0.1	78.0	68.3	0.2	68.5
High (2)	150.8	114.2	265.0	152.3	121.7	274.0
Total recorded investment	$312.3	$114.3	$426.6	$308.4	$121.9	$430.3
(2)	includes $75.0 of impaired Alabama notes receivable

Impaired loans	December 31, 2012			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$24.3	$75.0	$99.3	$2.5	$75.0	$77.5
Unpaid principal face	24.3	75.0	99.3	2.5	75.0	77.5
Related allowance	4.5	58.5	63.0	1.4	58.5	59.9
Average recorded investment	13.4	75.0	88.4	3.9	79.5	83.4

Interest income recognized on impaired loans:
Quarter-to-date
Total	$0.4	$-	$0.4	$-	$-	$-
Cash-basis	-	-	-	-	-	-
Year-to-date
Total	$0.4	$-	$0.4	$-	$-	$-
Cash-basis	-	-	-	-	-	-

4.             CONCENTRATIONS OF CREDIT RISK

Receivables By Legal Gaming Region At December 31, 2012
Nevada	11%
Canada	5
California	5
New Jersey	4
Oklahoma	4
Other (less than 4% individually)	24

North America	53%
Argentina	20%
Europe	8
Australia	5
Mexico	5
Other (less than 4% individually)	9
International	47%

5.             INVENTORIES

	December 31, 2012	September 30, 2012
Raw materials	$53.6	$48.8
Work-in-process	2.0	2.4
Finished goods	35.9	41.7
Total	$91.5	$92.9

6.             PROPERTY, PLANT AND EQUIPMENT

	December 31, 2012	September 30, 2012

Land	$62.7	$62.7
Buildings	235.5	236.7
Leasehold improvements	15.7	15.3
Machinery, furniture and equipment	291.9	287.9
Gaming operations equipment	811.2	813.5
Total	1,417.0	1,416.1

Less accumulated depreciation	(871.3)	(860.4)

Property, plant and equipment, net	$545.7	$555.7

7.           GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment For the Three Months Ended December 31, 2012	North America	International	Total
Beginning balance	$1,275.6	$194.1	$1,469.7
Foreign currency	-	0.9	0.9
Ending balance	$1,275.6	$195.0	$1,470.6

Other Intangibles

During the quarter ended December 31, 2012, $0.2 million of patent legal costs were capitalized with a weighted average life of 3.5 years.

	December 31, 2012			September 30, 2012
Ending Balances		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Patents	$377.5	$315.2	$62.3	$379.6	$310.7	$68.9
Developed technology	129.0	68.9	60.1	131.9	68.3	63.6
Contracts	23.9	21.5	2.4	23.9	21.1	2.8
Reacquired rights	14.7	4.0	10.7	14.7	3.5	11.2
Customer relationships	61.2	28.0	33.2	61.1	23.9	37.2
Trademarks	12.5	3.3	9.2	12.5	2.8	9.7
Total	$618.8	$440.9	$177.9	$623.7	$430.3	$193.4

Aggregate Amortization	First Quarters Ended December 31,		Future Annual Estimates
	2012	2011	2013	2014	2015	2016	2017
	$15.6	$10.6	$54.6	$52.7	$36.6	$22.3	$10.3

8.           FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Money market funds	$172.3	$172.3	$-	$-
Derivative assets	114.9	-	114.9	-
Derivative liabilities	(114.9)	-	(114.9)	-
Acquisition contingent consideration payable	(118.5)	-	-	(118.5)

September 30, 2012
Money market funds	$77.0	$77.0	$-	$-
Derivative assets	118.2	-	118.2	-
Derivative liabilities	(119.7)	-	(119.7)	-
Acquisition contingent consideration payable	(116.4)	-	-	(116.4)

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

Acquisition contingent consideration payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (13% - 100%) to each scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at December 31, 2012. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value.  Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent consideration payable was presented as a component of other liabilities, $45.0 million current and $73.5 million noncurrent at December 31, 2012 and $42.8 million current and $73.6 million noncurrent at September 30, 2012. An increase of $2.1 million to the payable fair value was recorded during the first quarter to contingent acquisition related costs on the income statement along with $15.4 million of accrued retention plan compensation. Changes in fair value were primarily due to the time-value of money and updated probability-weighted internal earnings projections.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Three Months Ended December 31,	2012	2011
	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates
Beginning balance	$(116.4)	$9.3
Gain (loss) included in:
Other income (expense) - other	-	(0.1)
Other comprehensive income	-	(0.2)
Issuances	-	-
Accretion (interest and fair value adjustment)	(2.1)	0.3
Settlements	-	-
Ending balance	$(118.5)	$9.3

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$(0.1)

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
December 31, 2012
Jackpot investments	$350.6	$412.3	$412.3	$-	$-	$61.7
Contracts & notes receivable	350.0	349.7	-	-	349.7	(0.3)
Jackpot liabilities	(461.4)	(471.6)	-	-	(471.6)	(10.2)
Debt	(1,660.9)	(1,873.4)	(1,808.4)	(65.0)	-	(212.5)

September 30, 2012
Jackpot investments	$355.9	$422.0	$422.0	$-	$-	$66.1
Contracts & notes receivable	357.5	353.5	-	-	353.5	(4.0)
Jackpot liabilities	(481.0)	(503.0)	-	-	(503.0)	(22.0)
Debt	(1,726.9)	(1,955.4)	(1,815.4)	(140.0)	-	(228.5)

Valuation Techniques and Balance Sheet Presentation

Jackpot investments were valued based on quoted market prices.

Contracts and notes receivable were valued using DCF, incorporating expected payments and market interest rates relative to the credit risk of each customer (low 7.5%, medium 8%, high 9.5% - 11.25%). Credit risk is determined on a number of factors, including customer size, type, financial condition, historical collection experience, account aging, and credit ratings derived from credit reporting agencies and other industry trade reports. Contracts are secured by the underlying assets sold and notes are secured by the developed property and/or other assets. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as Latin America. See Notes 3 and 4.

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (1.71%) for the estimated funding rate and the 10-year credit default swap rate (2.16%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 3-month treasury yield curve rate (.01%) with the 1-year credit default swap rate (.49%) for the current amounts and the 1-year treasury yield curve rate (.14%) with the 2-year credit default swap rate (.84%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

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

9.           FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $42.0 million at December 31, 2012 and $34.1 million at September 30, 2012.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	December 31, 2012	September 30, 2012
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.2	$0.1
Foreign currency contracts: Other accrued liabilities	0.3	0.2

Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	114.7	118.1
Interest rate swaps: Long-term debt	114.6	119.5

	First Quarter Ended December 31,
Income Statement Location and Gain (loss)	2012	2011
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$(0.1)	$0.5

Designated Hedges
Interest rate swap - ineffectiveness: Other income (expense)	$1.4	$0.3
Interest rate swap - effectiveness: Interest expense	5.0	5.9

10.        CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

	December 31, 2012	September 30, 2012
Credit facilities	$65.0	$140.0
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,715.0	1,790.0

Discounts:
3.25% Convertible Notes	(51.1)	(60.0)
7.5% Bonds	(2.0)	(2.1)
5.5% Bonds	(1.0)	(1.0)

Swap fair value adjustments:
7.5% Bonds	73.8	77.0
5.5% Bonds	40.8	42.5

Total outstanding debt, net	$1,775.5	$1,846.4

IGT was compliant with all covenants and embedded features required no bifurcation at December 31, 2012.

Credit Facilities

At December 31, 2012, $65.0 million was outstanding under our $750 million revolving domestic credit facility, $661.9 million was available, and $23.1 million was reserved for letters of credit and performance bonds.

3.25% Convertible Notes

	First Quarter Ended December 31,
	2012	2011
Contractual interest expense	$6.9	$6.9
Discount amortization	8.9	8.1
Remaining discount amortization period (years)	1.4

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

On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. At a February 1, 2010 hearing on the motion, the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. On November 29, 2010, the Court granted summary judgment in favor of IGT on all antitrust and unfair competition counterclaims by Bally and dismissed all other remaining claims. Bally has appealed the grant of summary judgment. On December 17, 2012 the United States Court of Appeals for the Federal Circuit affirmed the rulings in IGT’s favor.  On January 14, 2013, Bally filed a petition for rehearing of its appeal.

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

Atlantic Lotteries

In an action brought in the Supreme Court of New Foundland and Labrador by Babstock and Small as representatives of a purported class of persons allegedly harmed by VLT gaming in the Province of New Foundland and Labrador; Atlantic Lottery Corporation has impleaded VLC, Inc. IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action.  Plaintiffs filed a motion for class action certification on September 17, 2012. No hearing date for the motion on class certification has been set.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant.  On July 25, 2011, the Court granted the Company’s motion to dismiss with prejudice. Plaintiff appealed to the US Court of Appeals for the Ninth Circuit on August 23, 2011.

In February 2011, another shareholder sent a letter to the Company’s Board of Directors requesting that the Board investigate allegations similar to those set forth in the derivative actions described above and bring a lawsuit against various of the Company’s current or former officers and directors. In response the Board of Directors formed a litigation committee comprised of disinterested outside directors and assisted by outside counsel to investigate and evaluate the allegations raised in this letter. At the conclusion of this investigation, the committee concluded and recommended that it would not be in the best interests of the Company or its shareholders to pursue the proposed claims. The Board considered and accepted this recommendation and the Company informed the shareholder of the Board’s resolution in September 2011. On March 15, 2012, the shareholder filed a derivative action in state court in Reno, Nevada (Gusinsky v. Thomas J. Matthews, et. al.), Second Judicial Court of the State of Nevada. Plaintiff filed an amended complaint on September 24, 2012. The Company was named as a nominal defendant only. On January 9, 2013, the Court granted the Company’s and individual defendants’ motions to dismiss the action.

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

The consolidated complaint is based on allegations similar to those in the securities and derivative lawsuits described above, and further alleges that the defendants breached fiduciary duties to plan participants by failing to disclose material facts to plan participants, failing to exercise their fiduciary duties solely in the interest of the participants, failing to properly manage plan assets, and permitting participants to elect to invest in Company stock. In March 2011, defendants’ motion to dismiss the consolidated complaint was granted in part and denied in part.  On March 16, 2012, the Court denied plaintiff’s motion for class certification. On December 21, 2012, the parties submitted a stipulation to settle the litigation for a payment of $500,000 and up to $25,000 towards settlement administrative expenses, which was accrued for in our 2013 first quarter. On January 22, 2013, the Court granted preliminary approval of the settlement.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at December 31, 2012 totaled $14.4 million.

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

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $14.1 million at December 31, 2012. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $9.0 million at December 31, 2012.

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

Three Months Endeds ended December 31,	2012	2011
Beginning balance	$4.2	$6.2
Reduction for payments made	(2.5)	(1.6)
Accrual for new warranties issued	3.9	2.5
Adjustments for pre-existing warranties	(1.4)	(2.0)
Ending balance	$4.2	$5.1

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

Our effective tax rate for the three months ended December 31, 2012 decreased to 33.2% from 36.4% for the same prior year period. The prior year effective tax rate was negatively impacted by $2.2 million of losses in foreign jurisdictions for which there were no associated tax benefits.  The current year effective tax rate was positively impacted by an increase in the manufacturing deduction.

At December 31, 2012, our gross UTBs totaled $111.4 million, excluding related accrued interest and penalties of $24.5 million. At December 31, 2012, $80.0 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the three months ended December 31, 2012, our UTBs decreased $0.1 million and related interest and penalties increased $1.1 million. We do not believe our total UTBs will change significantly during the next twelve months.

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

13.        EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Three Months Ended December 31, 2012

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	12,117	$18.12
Granted	-	-
Exercised	(136)	10.63
Forfeited	(125)	16.84
Expired	(105)	19.63
Outstanding at end of period	11,751	$18.21	5.7	$6.0

Vested and expected to vest	11,575	$18.24	5.7	$6.0

Exercisable at end of period	8,910	$18.86	5.1	$5.2

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	4,833	$14.93
Granted*	3,069	14.03
Vested	(1,043)	15.42
Forfeited	(225)	14.57

Outstanding at end of period	6,634	$14.42	1.8	$90.6

Expected to vest	6,157	$14.43	1.8	$84.0

* certain awards require satisfaction of a combination of performance and market conditions

Other Information
Shares available for future grant	23.2	million
Unrecognized costs for outstanding awards	$96.8	million
Weighted average future recognition period	1.9	years

14.        EARNINGS PER SHARE

	First Quarter Ended December 31,
	2012	2011
Income from continuing operations available to common shares	$65.3	$50.3
Basic weighted average shares outstanding	265.9	297.3
Dilutive effect of non-participating share-based awards	2.0	1.7
Diluted weighted average common shares outstanding	267.9	299.0

Basic EPS from continuing operations	$0.25	$0.17
Diluted EPS from continuing operations	$0.24	$0.17

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	12.7	12.6
Debentures
Notes	42.6	42.6
Note hedges	(42.6)	(42.6)
Warrants	42.6	42.6

Accelerated Share Repurchase

On December 18, 2012, we received the final delivery of 2.5 million shares of IGT common stock under a $400.0 million ASR transaction executed with Goldman, Sachs, & Co in June 2012. We received 30.3 million total shares based on VWAP over the six-month period for an average price of $13.22 per share.

15.        BUSINESS SEGMENTS

We view our business in the following two operating segments:

•	North America includes our operations associated with land-based customers located in the US and Canada, as well as US-based interactive online social gaming operations
•	International includes our operations associated with customers located in all other jurisdictions

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment, primarily comprised of general and administrative costs and other income (expense). We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Impairment and restructuring charges are reflected within the segment where actions occurred.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs included in one segment may benefit other segments. Realignment of our business development and administrative functions may result in changes to operating cost allocations between operating segments.

Business Segments Financial Information

	December 31,
	2012	2011
NORTH AMERICA
Revenues	$409.4	$322.6
Gaming operations	208.6	219.5
Product sales	158.9	103.0
Interactive	41.9	0.1
Gross profit	244.2	184.2
Gaming operations	129.7	130.0
Product sales	89.2	54.1
Interactive	25.3	0.1
Operating income	112.4	92.4

INTERNATIONAL
Revenues	$120.9	$122.9
Gaming operations	34.0	32.5
Product sales	75.9	77.9
Interactive	11.0	12.5
Gross profit	65.3	67.7
Gaming operations	23.4	23.9
Product sales	36.4	37.4
Interactive	5.5	6.4
Operating income	28.4	32.2

CORPORATE (unallocated)
Operating expenses	$(22.4)	$(24.7)

CONSOLIDATED
Revenues	$530.3	$445.5
Gaming operations	242.6	252.0
Product sales	234.8	180.9
Interactive	52.9	12.6
Gross profit	309.5	251.9
Gaming operations	153.1	153.9
Product sales	125.6	91.5
Interactive	30.8	6.5
Operating income	118.4	99.9

16.       DISCONTINUED OPERATIONS

UK Barcrest Group

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group in September 2011 for approximately $47.0 million, which remains subject to contingent consideration related to certain customer arrangements and potential indemnification obligations. The quarter ended December 31, 2011 included loss on the sale of $1.6 million (or $1.0 million after-tax). Additional gain or loss on the sale may be recorded as the outstanding items are resolved over the next three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader’s understanding of our operations and current business environment from the perspective of our company’s management. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2012, as well as the accompanying Consolidated Interim Financial Statements and Notes included in Item 1 of this Form 10-Q.

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

•	references to years relate to our fiscal years ending September 30
•	current refers to our fiscal first quarter ended December 31, 2012
•	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report
•	references to EPS are on a diluted basis
•	table amounts are presented in millions, except units and EPS
•	discussion and analysis relates to results for continuing operations of the current first quarter as compared with the prior year first quarter

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our ability to successfully introduce new products and their impact on replacement demand
•	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
•	our expected future financial and operational performance
•	our strategic and operational plans
•	our leadership position in the gaming industry or in online casino-style social gaming
•	the advantages offered to customers by our anticipated products and product features
•	economic conditions and other factors affecting the gaming industry
•	gaming growth, expansion, and new market opportunities
•	expected trends in the demand for our products
•	developments with respect to economic, political, regulatory and other conditions affecting our international operations
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

We manage our operations in two geographic business segments, North America and International, each incorporating all revenue categories—Gaming Operations, Product Sales, and Interactive. Gaming operations and interactive revenues are generated by providing our products and services under a variety of recurring revenue arrangements. Product Sales revenues are generated by the sale of our products or services. Certain unallocated income and expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense, are not allocated to an operating segment. See BUSINESS SEGMENT RESULTS below and Note 15.

Summary Results

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$530.3	$445.5	$84.8	19%
Operating income	118.4	99.9	18.5	19%
Income from continuing operations	65.3	50.3	15.0	30%
EPS from continuing operations	$0.24	$0.17	$0.07	41%

All results reflected in the table above for our quarter ended December 31, 2012 improved due to an increase of $42.7 million or 72% in North America machine sales and an increase of $41.3 million in interactive primarily related to the addition of social gaming from our acquisition of DoubleDown in late January 2012. Income and EPS from continuing operations improved due to both increased revenues and a lower effective income tax rate of 33% versus 36% in the prior year quarter. EPS from continuing operations also benefitted from fewer shares outstanding due to share repurchases during 2012. See Note 14 for information about our share repurchases. For a more in-depth analysis of our 2013 first quarter results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

Business Update

The gaming industry continues to be challenged by reduced discretionary outlays from players who remain reluctant to spend while enduring the global macroeconomic uncertainty. This is evidenced by the reduction in our gaming operations yields, which reflected lower play levels in our key markets. Increased competition and unforeseen events such as Super Storm Sandy in the eastern United States also negatively impacted yields. In product sales, these same global trends are inhibiting the willingness of our casino customers worldwide to order new gaming machines. However, increased VLT demand from various government lotteries in Canada and gaming expansion in Illinois contributed to improved machine sales during our 2013 first quarter. Outside of VLT unit demand from these markets, we expect our 2013 full year machine sales will be relatively flat to 2012.

With the acquisition of DoubleDown in January 2012, we have established a leadership position in interactive online casino-style social gaming and strengthened our core business with added distribution channels for IGT game content. Our DoubleDown Casino® revenues continue to increase each quarter and were up 15% in our 2013 first quarter over the 2012 fourth quarter. DoubleDown is presented as a component of North America interactive operations. As regulated markets legalize interactive online gaming, our strategic intent is to enter and do business in those markets that offer attractive return characteristics.

Strategic Objectives

We continue to partner with our customers in an effort to build stronger relationships and deliver innovative gaming products and services. We remain focused on strategic objectives designed to improve our business and increase shareholder value. For 2013, we remain focused on achieving the following strategic objectives:

•	Reinforcing our leadership position in our core business

•	Increasing revenues and profitability in international markets

•	Propelling our game content across the broadest possible global network

•	Returning capital to shareholders in a consistent, efficient manner

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$530.3	$445.5	$84.8		19%
Gross margin	58%	57%	1	pp	2%
Operating income	$118.4	$99.9	$18.5		19%
Margin	22%	22%	-	pp	-

Income from continuing operations	$65.3	$50.3	$15.0		30%
Discontinued operations	-	(1.0)	1.0		*
Net income	$65.3	$49.3	$16.0		32%

EPS
Continuing operations	$0.24	$0.17	$0.07		41%
Discontinued operations	-	(0.01)	0.01		*
Net income	$0.24	$0.16	$0.08		50%

Quarters ended December 31, 2012 and 2011 compared

Total revenues improved 19%, driven primarily by increases of $42.7 million in North America machine sales and $41.3 million in interactive due to the addition of social gaming from our acquisition of DoubleDown. Gross margin increased primarily due to lower gaming operations costs and favorable changes in product mix, including additional contributions from higher-margin interactive business.

Operating income improved 19% primarily due to the increase in North America machine sales. Operating margin was flat, as increased operating expenses primarily from the addition of DoubleDown offset increased revenues. DoubleDown operating expenses included acquisition related charges of $17.5 million related to contingent retention bonuses and earn-out liability accruals. See OPERATING EXPENSES below for additional information.

Income and EPS from continuing operations improved, primarily due to increased operating income and a lower effective income tax rate as discussed below under “Income Tax Provisions.” EPS additionally benefitted from the effect of share repurchases in 2012. See Note 14 for information about share repurchases.

Discontinued operations related to the sale of our UK Barcrest Group in 2011. See Note 16.

GAMING OPERATIONS

	First Quarter Ended December 31,
	2012	2011	Change
Revenues	$242.6	$252.0	$(9.4)		-4%
Gross margin	63%	61%	2	pp	3%

Installed base (units '000)	56.8	55.6	1.2		2%
MegaJackpots® (premium brand)	26.6	27.6	(1.0)		-4%
Lease (CDS, Racino, other)	30.2	28.0	2.2		8%

Yield (average revenue per unit)	$46.80	$50.58	$(3.78)		-7%

Quarters ended December 31, 2012 and 2011 compared

Gaming operations revenues decreased 4% driven primarily by lower yield in Megajackpots® games, partially offset by higher yield and installed base growth in lease operations. North America revenue decline was partially offset by an increase in International revenues. Gross margin improvement was primarily due to lower jackpot expense and depreciation, as well as an increased mix of lower yield, but higher margin lease operations games. Yield decreased primarily due to lower performance in Megajackpots® games and an increasing mix of lower-yield lease units.

PRODUCT SALES

	First Quarter Ended December 31,
	2012	2011	Change
Revenues	$234.8	$180.9	$53.9		30%
Machines	157.5	115.7	41.8		36%
Non-machine (systems, parts, other)	77.3	65.2	12.1		19%

Gross margin	53%	51%	2	pp	4%

Machine units recognized ('000) (1)	10.7	7.3	3.4		47%

Machine ASP ('000)	$14.8	$15.9	$(1.1)		-7%

Machine units shipped ('000) (2)	9.3	6.5	2.8		43%
New/expansion	2.5	2.0	0.5		25%
Replacement	6.8	4.5	2.3		51%
(1) correlates with revenues recognized; (2) includes deferred revenue units

Quarters ended December 31, 2012 and 2011 compared

Product sales revenue grew 30% driven by increased North America video lottery machine sales. Machine units recognized increased 47%, primarily due to 1,100 new VLT units in Illinois and 1,600 VLT replacement units in Canada. Replacement machines increased 900 units in addition to the Canada VLT units. Machine ASP decreased 7% due to the increased mix of lower-priced VLT units. Non-machine revenues also increased 19%, primarily due to an increase of $10.4 million in IP license fees, in part due to a patent royalty settlement of $5.0 million. Gross margin increased primarily due to the increased mix of higher-margin non-machine sales, primarily IP license fees and conversion parts.

Deferred revenue decreased $6.2 million during the 2013 first quarter to $54.3 million at December 30, 2012, primarily related to obligations achieved under multi-element contracts. During our 2013 first quarter, we shipped 67 units for which revenues were deferred and recognized revenues for 1,394 units previously shipped, for a net decrease of 1,327 units in deferred revenue.

INTERACTIVE

	First Quarter Ended December 31,
	2012	2011	Change
Revenues	$52.9	$12.6	$40.3		320%
Social gaming	41.3	-	41.3		*
IGTi	11.6	12.6	(1.0)		-8%

Gross margin	58%	52%	6	pp	12%

DoubleDown average user statistics
Daily active users/DAU ('000)	1,462	n/a
Monthly active users/MAU ('000)	4,931	n/a
Bookings per DAU (0.00)	$0.31	n/a

Quarters ended December 31, 2012 and 2011 compared

Interactive revenue grew $40.3 million primarily as a result of our acquisition of the DoubleDown Casino® in late January 2012. DoubleDown’s social gaming revenues grew 15% over the 2012 fourth quarter, resulting from increases in both average DAU (up 3%) and bookings per DAU (up 11%). These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® on desktop and mobile platforms. This content was delivered through the integration of DoubleDown Casino® with IGT’s proprietary rgs® enabling fast and efficient new game delivery.

IGTi real-money wagering revenues decreased 8%, primarily due to a decrease of $4.0 million related to the closures of European online turnkey and poker operations. An increase in online casino revenues of $2.9 million, primarily due to a 20% increase in the number of customers, partially offset the decrease from the closures.

Interactive gross margin improvement was primarily due to the favorable margin contribution from DoubleDown, which included $2.3 million of amortization expense for acquired developed technology.

OPERATING EXPENSES

	First Quarter Ended December 31,
	2012	2011	Favorable (Unfavorable)

Selling, general and administrative	$100.2	$89.7	$(10.5)	-12%
Research and development	54.4	46.9	(7.5)	-16%
Depreciation and amortization	19.0	15.4	(3.6)	-23%
Contingent acquisition related costs	17.5	-	(17.5)	*
Total operating expenses	$191.1	$152.0	$(39.1)	-26%
Percent of revenues	36%	34%

Quarters ended December 31, 2012 and 2011 compared

Operating expenses increased 26%, primarily due to additional investment in interactive business and technology. Interactive operating expenses increased $33.6 million, including contingent acquisition related costs of $17.5 million and amortization of acquired intangibles of $4.4 million related to DoubleDown. Additionally, bad debt provisions increased $7.4 million due to credit uncertainties on specific customer receivables.

OTHER INCOME (EXPENSE)

	First Quarter Ended December 31,
	2012	2011	Favorable (Unfavorable)
Interest Income	$11.3	$12.0	$(0.7)	-6%
WAP investments	4.6	5.2	(0.6)	-12%
Receivables and investments	6.7	6.8	(0.1)	-1%

Interest Expense	(31.7)	(30.0)	(1.7)	-6%
WAP jackpot liabilities	(4.6)	(5.2)	0.6	12%
Borrowings	(18.5)	(16.9)	(1.6)	-9%
Convertible debt equity discount	(8.6)	(7.9)	(0.7)	-9%

Other, including gain (loss)	(0.3)	(2.8)	2.5	*

Total other income (expense), net	$(20.7)	$(20.8)	$0.1	-

Quarters ended December 31, 2012 and 2011 compared

Total other income (expense) was relatively flat between the periods. Decreased foreign currency losses and increased investment gains were offset by increased interest expense on higher average borrowings and rates.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

INCOME TAX PROVISION (See Note 12)

	First Quarter Ended December 31,
	2012	2011	Favorable (Unfavorable)
Income tax provision	$32.4	$28.8	$(3.6)
Effective tax rate	33.2%	36.4%	3.2	pp

Our 2013 effective tax rate on income from continuing operations decreased primarily due to an increase in the tax benefit associated with the manufacturing deduction and the use of a capital loss carryover. Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in UTBs.

BUSINESS SEGMENT RESULTS (See Note 15)

NORTH AMERICA SEGMENT RESULTS

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Total Revenues	$409.4	$322.6	$86.8		27%
Gross Margin	60%	57%	3	pp	5%

Operating Income	$112.4	$92.4	$20.0		22%
Margin	27%	29%	(2)	pp	-7%

Quarters ended December 31, 2012 and 2011 compared

North America revenues improved 27% driven by increases in product sales of $55.9 million and interactive of $41.8 million, partially offset by a decline in gaming operations of $10.9 million. Gross margin increased primarily due to lower costs and favorable changes in product mix, including additional contributions from higher margin interactive business. Operating income improved 22% with increased revenues, partially offset by higher operating expenses, primarily due to additions from DoubleDown and an increase of $3.9 million in bad debt provisions related to credit uncertainties on specific customer receivables. Operating margin decreased primarily due to higher operating expenses, which included DoubleDown contingent acquisition related charges of $17.5 million.

NORTH AMERICA GAMING OPERATIONS

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$208.6	$219.5	$(10.9)		-5%
Gross margin	62%	59%	3	pp	5%

Installed base (units '000)	43.0	42.6	0.4		1%
MegaJackpots® (premium brand)	23.4	24.3	(0.9)		-4%
Lease (CDS, racino, other)	19.6	18.3	1.3		7%

Yield (average revenue per unit)	53.06	57.75	(4.69)		-8%

Quarters ended December 31, 2012 and 2011 compared

North America gaming operations revenues decreased 5%, primarily due to lower yield in Megajackpots® partially offset by higher yield and installed base growth in lease operations. Gross margin improvement was primarily due to lower jackpot expense and depreciation, as well as an increased mix of lower yield, but higher margin lease operations games. Installed base grew 400 units due to additions in lease operations, partially offset by decreased MegaJackpots® units. Yield decreased 9% primarily due to lower performance in MegaJackpots® and an increasing mix of lower-yield lease units.

NORTH AMERICA PRODUCT SALES

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$158.9	$103.0	$55.9		54%
Machines	101.8	59.1	42.7		72%
Non-machine (systems, parts, other)	57.1	43.9	13.2		30%

Gross margin	56%	53%	3	pp	6%

Machine units recognized ('000)	7.2	3.8	3.4		89%

Machine ASP ('000)	$14.1	$15.8	$(1.7)		-11%

Machine units shipped ('000)	6.8	3.5	3.3		94%
New/expansion	1.7	0.7	1.0		143%
Replacement	5.1	2.8	2.3		82%

Quarters ended December 31, 2012 and 2011 compared

Revenues from North America product sales grew 54% driven primarily by increased video lottery machine sales. Machine units recognized increased 89%, primarily due to 1,100 new VLT units in Illinois and 1,600 VLT replacement units in Canada. Non-machine revenues also increased 30%, primarily due to an increase of $10.4 million in IP license fees, in part due to a patent royalty settlement of $5.0 million.  Gross margin increased primarily due to the increased mix of higher-margin non-machine sales, primarily IP license fees and conversion parts. Machine ASP decreased 11% primarily due to the increased mix of lower-priced VLT machines.

NORTH AMERICA INTERACTIVE

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$41.9	$0.1	$41.8	*
Social gaming	41.3	-	41.3	*
IGTi	0.6	0.1	0.5	500%

Gross margin	60%	*	*	*

DoubleDown statistics
Daily active users/(DAU) ('000)	1,462	n/a
Monthly active users/MAU ('000)	4,931	n/a
Bookings per DAU (0.00)	$0.31	n/a

Quarters ended December 31, 2012 and 2011 compared

North America interactive revenues grew $41.8 million primarily as a result of our acquisition of the DoubleDown Casino® in late January 2012. DoubleDown’s social gaming revenues grew 15% over the 2012 fourth quarter, resulting from increases in both average DAU (up 3%) and bookings per DAU (up 11%). These improvements were driven primarily by IGT content and mobile platform introductions for the DoubleDown Casino® and the integration with IGT rgs® enabling efficient new game delivery. IGTi real-money wagering revenues increased $0.5 million related to an online partner in Canada initiated in 2011. Gross margin included $2.3 million of amortization expense for DoubleDown acquired developed technology.

INTERNATIONAL SEGMENT RESULTS

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Total Revenues	$120.9	$122.9	$(2.0)		-2%
Gross Margin	54%	55%	(1)	pp	-2%

Operating Income	$28.4	$32.2	$(3.8)		-12%
Margin	23%	26%	(3)	pp	-12%

Quarters ended December 31, 2012 and 2011 compared

International revenues declined 2%, due to decreases of $2.0 million in product sales and $1.5 million in interactive, partially offset by an increase of $1.5 million in gaming operations. Gross margin decline was primarily due to lower yield and higher costs in gaming operations. Operating income decreased 12%, primarily due to lower revenues and gross margin, as well as higher operating expenses, which included an increase in bad debt provisions of $3.5 million due in part to a prior year credit related to collections in Europe.

INTERNATIONAL GAMING OPERATIONS

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$34.0	$32.5	$1.5		5%
Gross margin	69%	74%	(5)	pp	-7%

Installed base (units '000)	13.8	13.0	0.8		6%
MegaJackpots® (Premium brand)	3.2	3.3	(0.1)		-3%
Lease	10.6	9.7	0.9		9%

Yield (average revenue per unit)	$27.15	$27.51	$(0.36)		-1%

Quarters ended December 31, 2012 and 2011 compared

International gaming operations revenues increased 5% primarily due to installed base growth of 6%. Gross margin decreased primarily due to an increase in depreciation expense related to the infusion of new product in our installed base. Installed base growth was driven by a 9% increase in lease operations units. Yield declined 1%, primarily due to a lesser mix of and lower performance in MegaJackpots® games, as well as an increased mix of lower-yield lease units.

INTERNATIONAL PRODUCT SALES

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues	$75.9	$77.9	$(2.0)	-3%
Machines	55.7	56.6	(0.9)	-2%
Non-machine (systems, parts, other)	20.2	21.3	(1.1)	-5%

Gross margin	48%	48%	-	-

Machine units recognized ('000)	3.5	3.5	-	-

Machine ASP ('000)	$16.1	$16.0	$0.1	1%

Machine units shipped ('000)	2.5	3.0	(0.5)	-17%
New/expansion	0.8	1.3	(0.5)	-38%
Replacement	1.7	1.7	-	-

Quarters ended December 31, 2012 and 2011 compared

International product sales revenues declined 3%, primarily due to lower non-machine systems revenues. Gross margin and machine units recognized were flat.

INTERNATIONAL INTERACTIVE

	First Quarter Ended December 31,
	2012	2011	C h a n g e
Revenues - IGTi	$11.0	$12.5	$(1.5)		-12%
Gross margin	50%	51%	(1)	pp	-2%

Quarters ended December 31, 2012 and 2011 compared

International interactive IGTi revenues declined 12%, primarily due to a decrease of $4.0 million related to the closures of European online turnkey and poker operations. An increase in online casino revenues of $2.5 million, primarily related to IGT rgs® customer expansion, partially offset the decrease from the closures. Gross margin was relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At December 31, 2012, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, the issuance of debt and equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	December 31, 2012	December 31, 2012	Increase (Decrease)
Cash and equivalents	$200.7	$206.3	$(5.6)
Accounts receivable, net	323.7	346.6	(22.9)
Inventories	91.5	92.9	(1.4)
Working Capital	603.6	633.0	(29.4)

Trailing-twelve month statistics, excluding discontinued operations:
Days sales outstanding (excluding contracts and notes)	53	59	(6)
Inventory turns	5.1	4.8	0.3

Cash and equivalents decreased $5.6 million during the three months ended December 31, 2012. Cash used for debt repayments of $75.0 million, capital expenditures of $37.6 million, and dividends paid of $16.1 million were partially offset by cash generated from operations of $94.5 million and net proceeds from investments and loans of $27.8 million. Foreign subsidiary operations held 49% of our cash and equivalents at December 31, 2012 and 47% at September 30, 2012. Restricted cash and investments, as well as jackpot annuity investments, are used primarily for funding jackpot winner payments and online player deposits.

Inventory turns increased with lower inventory due to customer deliveries in our 2013 first quarter. Days sales outstanding improved primarily due to increased revenues combined with lower receivables from increased collections.

Cash Flows Summary

Three Months Ended December 31,	2012	2011	Favorable (Unfavorable)
Operations	$94.5	$64.8	$29.7
Investing	(9.8)	(28.7)	18.9
Financing	(89.3)	(13.5)	(75.8)
Effects of exchange rates	(1.0)	2.1	(3.1)
Net Change	$(5.6)	$24.7	$(30.3)

Operating cash flows increased primarily due to higher earnings. Changes in working capital items related to variations in business volume and timing. Less cash used for inventory of $24.9 million and income taxes of $37.6 million was offset by increased cash used in accrued liabilities for the payment of acquisition related retention bonuses of $29.3 million and jackpot liabilities of $18.3 million, as well as less cash generated from receivables of $15.8 million.

Reduced cash used for investing was primarily due to $14.6 million less restricted cash held in escrow for corporate purchases and lower capital expenditures, partially offset by decreased proceeds from the sale of fixed assets.

Three Months Ended December 31,	2012	2011	Increase (Decrease)
Property, plant and equipment	$7.3	$9.8	$(2.5)
Gaming operations equipment	30.1	39.0	(8.9)
Intellectual property	0.2	0.4	(0.2)
Total capital expenditures	$37.6	$49.2	$(11.6)

Increased cash used for financing was primarily due to debt repayments of $75.0 million.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At December 31, 2012, $65.0 million was outstanding on our $750 million revolving domestic credit facility, $661.9 million was available, and $23.1 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at December 31, 2012, with an interest coverage ratio of 12.1:1 and a net funded debt leverage ratio of 2.2:1.

The domestic credit facility interest rates and facility fees are based on our public debt ratings or our Net Funded Debt to EBITDA ratio (debt minus unrestricted cash and investments in excess of $150.0 million), whichever is more favorable to IGT. At December 31, 2012, our interest rate was LIBOR plus 122.5 bps on borrowings with a facility fee of 27.5 bps.

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

FINANCIAL CONDITION

	December 31, 2012	September 30, 2012	Increase (Decrease)
Assets	$4,176.5	$4,285.1	$(108.6)
Liabilities	2,923.1	3,087.3	(164.2)
Total Equity	1,253.4	1,197.8	55.6

Changes During The Three Months Ended December 31, 2012

Total assets decreased primarily due to reductions in taxes receivable and deferred taxes of $30.4 million, customer receivables and financing of $30.4 million, net intangible assets of $15.5 million, cash and investments of $11.2 million, net property, plant and equipment of $10.0 million, and jackpot annuity investments of $5.3 million.

Liabilities decreased $70.9 million in long-term debt, 32.2 million in accrued employee benefits, $20.0 million in accrued interest, and $19.6 million in jackpot liabilities, primarily due to first quarter payments. Total equity increased primarily due to earnings.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At December 31, 2012, there were no recently issued accounting standards that are expected to have a material impact on our financial statements.  See Note 1.

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

•	revenue recognition
•	goodwill, other intangible assets, and royalties
•	jackpot liabilities and expenses
•	inventory and gaming operations equipment
•	income taxes

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile has not changed materially during the first three months of 2013 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material legal proceedings, see Note 11, which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables, including in connection with customer financing we provide to customers, which increased in amount during fiscal 2012 as a result of competitive marketplace and a challenging economic recovery.

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

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time.  We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect our operations and our ability to retain key employees.  In addition, any delay in obtaining all necessary registrations, licenses, permits or approvals in a new gaming jurisdiction could delay our ability to recognize revenue from the sale or installation of products in such jurisdiction.

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

Our business could be negatively affected as a result of the proxy fight initiated by the Ader Group and our former Chief Executive Officer.

We recently received a notice from Ader Long/Short Fund LP, an affiliate of Ader Investment Management LP (the “Ader Group”), nominating three individuals for election to our Board of Directors at the 2013 annual meeting of stockholders. Our business could be adversely affected by this proxy contest because, among other things:
•	responding to proxy contests can be costly and time-consuming, disrupting our operations and diverting the attention of management and employees
•	perceived uncertainties as to our future direction may result in the loss of business opportunities and may make it more difficult to retain business partners
•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan

These actions could cause our stock price to experience periods of volatility.

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

Share Repurchases

The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution.  On June 13, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion with no expiration date specified. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. See Note 14 for a description of our $400.0 million ASR transaction executed in June 2012 and completed in December 2012.

2013 First Quarter	(a) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
September 30 - October 27, 2012	-	$-	-	$600.0
October 28 - November 24, 2012	-	$-	-	600.0
November 25 - December 29, 2012	2.7	$13.30	2.7	$600.0
Total	2.7	$13.30	2.7

(a) Includes 245,000 of shares tendered by employees for net-share settlement of tax withholding obligations upon vesting

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	IGT 2002 Stock Incentive Plan–Form: Performance Restricted Stock Unit Award Agreement Fiscal 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 6, 2013

INTERNATIONAL GAME TECHNOLOGY

By: /s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)