Form 10-Q
period 2013-03-30
INTERNATIONAL GAME TECHNOLOGY
filed 2013-05-08
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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
Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2013:
260.4  million shares of common stock at $.00015625 par value.

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates—actual:	Fiscal dates—as presented:
March 30, 2013	March 31, 2013
March 31, 2012	March 31, 2012
September 29, 2012	September 30, 2012

Abbreviation/term	Definition

Anchor	Anchor Gaming
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASR	accelerated share repurchase transaction
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs®	IGT Remote Game Server®
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	video lottery terminal
WAP	wide area progressive
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	11

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	13

5.	INVENTORIES	13

6.	PROPERTY, PLANT AND EQUIPMENT	13

7.	GOODWILL AND OTHER INTANGIBLES	14

8.	FAIR VALUE MEASUREMENTS	14

9.	FINANCIAL DERIVATIVES	17

10.	CREDIT FACILITIES AND INDEBTEDNESS	18

11.	CONTINGENCIES	19

12.	INCOME TAXES	24

13.	EMPLOYEE BENEFIT PLANS	25

14.	EARNINGS PER SHARE	26

15.	BUSINESS SEGMENTS	26

16.	DISCONTINUED OPERATIONS	27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Periods Ended March 31,
	Second Quarters		Six Months
	2013	2012	2013	2012
(In millions, except per share amounts)
Revenues
Gaming operations	$254.3	$266.1	$496.9	$518.1
Product sales	279.0	240.8	513.7	421.8
Interactive	66.7	34.3	119.6	46.9
Total revenues	600.0	541.2	1,130.2	986.8
Costs and operating expenses
Cost of gaming operations	97.6	103.0	187.1	201.0
Cost of product sales	135.0	108.8	244.2	198.2
Cost of interactive	26.1	15.8	48.2	22.0
Selling, general and administrative	110.7	109.3	210.9	199.1
Research and development	58.1	55.3	112.5	102.2
Depreciation and amortization	19.7	19.3	38.7	34.7
Contingent acquisition-related costs	21.9	11.7	39.3	11.7
Impairment	1.6	-	1.6	-
Total costs and operating expenses	470.7	423.2	882.5	768.9
Operating income	129.3	118.0	247.7	217.9
Other income (expense)
Interest income	11.1	10.8	22.4	22.9
Interest expense	(30.3)	(30.0)	(62.0)	(60.1)
Other	(2.5)	(2.0)	(2.7)	(4.8)
Total other income (expense)	(21.7)	(21.2)	(42.3)	(42.0)
Income from continuing operations before tax	107.6	96.8	205.4	175.9
Income tax provision	29.4	34.4	61.9	63.2
Income from continuing operations	78.2	62.4	143.5	112.7
Loss from discontinued operations, net of tax	-	(0.5)	-	(1.5)
Net income	$78.2	$61.9	$143.5	$111.2
Other comprehensive income (loss), net of $0 tax
Foreign currency translation adjustment	(8.5)	13.3	(5.1)	19.4
Unrealized loss on available-for-sale securities	-	(0.1)	-	(0.3)
Comprehensive income	$69.7	$75.1	$138.4	$130.3
Basic earnings (loss) per share
Continuing operations	$0.30	$0.21	$0.54	$0.38
Discontinued operations	-	-	-	(0.01)
Net income	$0.30	$0.21	$0.54	$0.37
Diluted earnings (loss) per share
Continuing operations	$0.29	$0.21	$0.54	$0.38
Discontinued operations	-	-	-	(0.01)
Net income	$0.29	$0.21	$0.54	$0.37
Cash dividends declared per share	$0.08	$0.06	$0.15	$0.12
Weighted average shares outstanding
Basic	263.6	296.7	264.7	297.0
Diluted	265.6	298.1	266.7	298.6

See Accompanying Notes

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$236.5	$206.3
Restricted cash and investment securities	73.9	79.7
Restricted cash and investment securities of VIEs	1.9	2.2
Jackpot annuity investments	45.4	46.9
Jackpot annuity investments of VIEs	13.1	13.3
Accounts receivable, net	361.7	346.6
Current maturities of contracts and notes receivable, net	216.6	218.2
Inventories	89.4	92.9
Deferred income taxes	116.3	96.7
Other assets and deferred costs	132.8	160.5
Total current assets	1,287.6	1,263.3
Property, plant and equipment, net	511.5	555.7
Jackpot annuity investments	239.9	252.3
Jackpot annuity investments of VIEs	39.7	43.4
Contracts and notes receivable, net	115.2	139.3
Goodwill	1,467.5	1,469.7
Other intangible assets, net	161.6	193.4
Deferred income taxes	118.4	106.5
Other assets and deferred costs	258.3	261.5
Total Assets	$4,199.7	$4,285.1
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Accounts payable	$86.4	$87.5
Jackpot liabilities, current portion	140.2	152.4
Accrued employee benefits	22.8	43.7
Accrued income taxes	7.6	8.1
Dividends payable	20.8	16.0
Other accrued liabilities	345.9	322.6
Total current liabilities	623.7	630.3
Long-term debt	1,829.3	1,846.4
Jackpot liabilities	308.9	328.6
Other liabilities	195.3	282.0
Total Liabilities	2,957.2	3,087.3
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 270.1 and 343.5 issued; 260.6 and 266.1 outstanding	-	0.1
Additional paid-in capital	1,394.5	1,585.1
Treasury stock at cost: 9.5 and 77.4 shares	(159.3)	(1,332.9)
Retained earnings	7.9	941.0
Accumulated other comprehensive income	(0.6)	4.5
Total Equity	1,242.5	1,197.8
Total Liabilities and Shareholders' Equity	$4,199.7	$4,285.1

See Accompanying Notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,	2013	2012
(In millions)
Operating
Net income	$143.5	$111.2
Adjustments:
Depreciation and amortization	117.8	115.2
Acquisition-related contingent earn-out costs	16.2	-
Discounts and deferred issuance costs	22.1	20.1
Share-based compensation	18.6	16.7
Bad debt provisions	10.0	(1.9)
Net loss on disposal and impairment	1.6	1.5
Excess tax benefits from employee stock plans	(0.9)	(2.3)
Other non-cash items	2.4	5.7
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(21.1)	(28.5)
Inventories	9.4	(14.6)
Accounts payable and accrued liabilities	(78.0)	3.8
Jackpot liabilities	(40.7)	(21.9)
Income taxes, net of employee stock plans	(21.0)	(11.5)
Other assets and deferred costs	2.6	(16.8)
Net operating cash flows	182.5	176.7
Investing
Capital expenditures	(56.4)	(123.6)
Proceeds from assets sold	8.3	19.8
Jackpot annuity investments, net	27.1	23.6
Changes in restricted cash	5.8	3.2
Loans receivable payments received	15.1	14.9
Business acquisitions, net of cash acquired	-	(233.0)
Net investing cash flows	(0.1)	(295.1)
Financing
Debt proceeds	65.0	-
Debt repayments	(85.0)	-
Employee stock plan proceeds	7.4	12.0
Excess tax benefits from employee stock plans	0.9	2.3
Share repurchases	(75.1)	(50.1)
Noncontrolling interest acquired	-	(2.5)
Dividends paid	(34.7)	(35.7)
Acquisition-related contingent consideration	(27.9)	-
Net financing cash flows	(149.4)	(74.0)
Foreign exchange rates effect on cash and equivalents	(2.8)	3.5
Net change in cash and equivalents	30.2	(188.9)
Beginning cash and equivalents	206.3	460.0
Ending cash and equivalents	$236.5	$271.1

See Accompanying Notes

SUPPLEMENTAL CASH FLOWS INFORMATION

Six Months Ended March 31,	2013	2012
(In millions)
Jackpot funding
Change in jackpot liabilities	$(40.7)	$(21.9)
Jackpot annuity purchases	(1.7)	(6.2)
Jackpot annuity proceeds	28.8	29.8
Net change in jackpot annuity investments	27.1	23.6
Net jackpot funding	$(13.6)	$1.7
Capital expenditures
Property, plant and equipment	$(8.1)	$(34.5)
Gaming operations equipment	(48.1)	(87.1)
Intellectual property	(0.2)	(2.0)
Total	$(56.4)	$(123.6)
Payments
Interest	$28.9	$29.6
Income taxes	82.8	72.5
Acquisition-related retention bonuses	29.7	-
Acquisition-related contingent earn-out consideration
Operating cashflows	17.2	-
Financing cashflows	27.9	-
Total	$45.1	$-
Non-cash investing and financing items:
Accrued capital asset additions	$2.6	$0.7
Interest accretion for jackpot annuity investments	9.2	10.2
Business acquisitions/purchase price adjustments
Fair value of assets	$-	$352.3
Fair value of liabilities	-	2.7

Payments for acquisition-related contingent earn-out consideration

Amounts accrued as of the acquisition date are reflected in financing cash flows. Payments for amounts accrued subsequent to the acquisition date, in excess of amounts accrued as part of the purchase price allocation, are reflected in operating cash flows within changes in accounts payable and accrued liabilities.

Depreciation and amortization

Amounts reflected in operating cash flows are comprised of operating expenses shown separately on the income statements, plus those amounts included within cost of product sales, cost of gaming operations, cost of interactive, and discontinued operations.

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

Period End
	Actual	Presented as
Current quarter	March 30, 2013	March 31, 2013
Prior year quarter	March 31, 2012	March 31, 2012
Prior year end	September 29, 2012	September 30, 2012

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended March 31, 2013 were prepared without audit on a basis consistent with the comparative quarter ended March 31, 2012, and as appropriate, with the audited financial statements for the year ended September 30, 2012. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP requirements.

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

Unless otherwise indicated in this report:
•	references to years relate to our fiscal years ending September 30
•	dollar amounts in tables are presented in millions, except per share amounts and par value
•	current refers to the quarter ended March 31, 2013
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

Treasury Stock Retirement

In December 2012, we retired 75.0 million treasury shares, which decreased treasury stock by $1,252.2 million, APIC by $215.1 million and retained earnings by $1,037.1 million.

Accumulated Other Comprehensive Income (AOCI)

At March 31, 2013 AOCI was comprised of foreign currency translation adjustment (not tax effected).

	Periods Ended March 31, 2013
Foreign currency translation	Second Quarter	Six Months
Beginning balance	$7.9	$4.5
Other comprehensive income before reclassifications	(8.5)	(5.1)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	(8.5)	(5.1)
Ending balance	$(0.6)	$(0.6)

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)

In our 2013 second quarter, we adopted an ASU issued in February 2013 requiring disclosure about the reclassifications out of AOCI. For significant reclassifications out of AOCI to earnings in their entirety in the same reporting period, disclosure is required about the effect of the reclassifications on the respective line items on the income statement. This ASU is effective prospectively beginning with our second quarter ended March 31, 2013 and did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries

In March 2013, the FASB issued an ASU requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary. This ASU will be effective prospectively for our 2015 first quarter and is not expected to have a material impact on our financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued an ASU to require new disclosures for an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. This ASU will be effective for our 2015 first quarter and is not expected to have a material impact on our financial statements.

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position.  In January 2013, the FASB issued an ASU to clarify the scope of disclosures about offsetting assets and liabilities. The scope of the new disclosures was narrowed to include derivatives, repurchase agreements and securities borrowing and lending that are offset or subject to an enforceable master netting arrangement or similar agreement. Both ASUs will be effective for our 2014 first quarter and are not expected to have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $54.7 million at March 31, 2013 and $58.9 million at September 30, 2012.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it is unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control. Under the agreement, our maximum exposure at March 31, 2013 consisted of $0.6 million in note financing provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases. Revenues recognized related to this distributor totaled $2.1 million for the 2013 second quarter and $7.7 million for the six months ended March 31, 2013. Contracts and notes receivable due from this distributor totaled $12.0 million at March 31, 2013 ($7.0 million current and $5.0 million non-current).

3.            RECEIVABLES

Accounts Receivable

Allowances for Credit Losses	March 31, 2013	September 30, 2012
Total	$21.3	$19.1

Customer Financing (Contracts and Notes)

	March 31, 2013	September 30, 2012
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$117.6	$123.2
Collectively evaluated for impairment	294.8	307.1
Total	$412.4	$430.3

Allowances for Credit Losses
Individually evaluated for impairment	$67.4	$59.9
Collectively evaluated for impairment	13.2	12.9
Total	$80.6	$72.8

Reconciliation of Allowances for Credit Losses	Periods Ended March 31,
	Second Quarters		Six Months
	2013	2012	2013	2012
Beginning balance	$76.6	$70.1	$72.8	$71.4
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Provisions (1)	4.0	0.4	7.8	(0.9)
Ending balance	$80.6	$70.5	$80.6	$70.5
Current	$63.3	$46.8	$63.3	$46.8
Non-current	$17.3	$23.7	$17.3	$23.7

(1)  Included $1.6 million additional Alabama note impairment recorded during the quarter ended March 31, 2013, primarily related to accrued unpaid property taxes on the associated property collateral. The remaining net carrying amount of the note totaled $14.9 million at March 31, 2013.

Age Analysis of Recorded Investment	March 31, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$6.6	$1.4	$8.0	$6.6	$-	$6.6
30-59 days	5.5	1.4	6.9	6.0	1.4	7.4
60-89 days	3.8	1.4	5.2	1.4	1.4	2.8
Over 90 days	10.9	46.6	57.5	6.3	40.0	46.3
Total past due	$26.8	$50.8	$77.6	$20.3	$42.8	$63.1
Total current (2)	278.6	56.2	334.8	288.1	79.1	367.2
Grand total	$305.4	$107.0	$412.4	$308.4	$121.9	$430.3

Over 90 days and accruing interest	$0.8	$0.1	$0.9	$1.4	$0.3	$1.7
Nonaccrual status (not accruing interest)	22.2	75.0	97.2	13.8	75.0	88.8

(2) includes impaired Alabama note of $27.5 at March 31, 2013 and $35.0 at September 30, 2012

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade
	March 31, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$80.1	$-	$80.1	$87.8	$-	$87.8
Medium	66.2	0.1	66.3	68.3	0.2	68.5
High (3)	159.1	106.9	266.0	152.3	121.7	274.0
Total recorded investment	$305.4	$107.0	$412.4	$308.4	$121.9	$430.3

(3) includes $75.0 of impaired Alabama note receivable

Impaired loans	March 31, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$17.3	$75.0	$92.3	$2.5	$75.0	$77.5
Unpaid principal face	24.9	75.0	99.9	2.5	75.0	77.5
Related allowance	7.3	60.1	67.4	1.4	58.5	59.9
Average recorded investment	9.9	75.0	84.9	3.9	79.5	83.4

Interest income recognized on impaired loans	Periods Ended March 31,
	2013			2012
	Contracts	Notes	Total	Contracts	Notes	Total
Year-to-date
Total	$0.4	$-	$0.4	$-	$-	$-
Cash-basis	-	-	-	-	-	-

4.             CONCENTRATIONS OF CREDIT RISK

Receivables By Legal Gaming Region At March 31, 2013

Nevada	11%
Canada	7
California	5
Other (less than 4% individually)	31
North America	54%

Argentina	18%
Europe	9
Australia	5
Mexico	5
Other (less than 4% individually)	9
International	46%

5.            INVENTORIES

	March 31, 2013	September 30, 2012
Raw materials	$54.1	$48.8
Work-in-process	2.2	2.4
Finished goods	33.1	41.7
Total	$89.4	$92.9

6.             PROPERTY, PLANT AND EQUIPMENT

	March 31, 2013	September 30, 2012

Land	$61.2	$62.7
Buildings	231.2	236.7
Leasehold improvements	17.0	15.3
Machinery, furniture and equipment	297.3	287.9
Gaming operations equipment	802.4	813.5
Total	1,409.1	1,416.1

Less accumulated depreciation	(897.6)	(860.4)

Property, plant and equipment, net	$511.5	$555.7

7.            GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment For the Six Months Ended March 31, 2013	North America	International	Total
Beginning balance	$1,275.6	$194.1	$1,469.7
Purchase price adjustment	(0.2)	-	(0.2)
Foreign currency	-	(2.0)	(2.0)
Ending balance	$1,275.4	$192.1	$1,467.5

Other Intangibles

During the six months ended March 31, 2013, $0.2 million of patent legal costs were capitalized with a weighted average life of 2.8 years.

	March 31, 2013			September 30, 2012
Ending Balances	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$377.1	$321.8	$55.3	$379.6	$310.7	$68.9
Developed technology	128.7	72.5	56.2	131.9	68.3	63.6
Contracts	23.8	21.8	2.0	23.9	21.1	2.8
Reacquired rights	14.7	4.4	10.3	14.7	3.5	11.2
Customer relationships	61.2	32.0	29.2	61.1	23.9	37.2
Trademarks	12.5	3.9	8.6	12.5	2.8	9.7
Total	$618.0	$456.4	$161.6	$623.7	$430.3	$193.4

	Periods Ended March 31,
	Second Quarters		Six Months		Future Annual Estimates
Aggregate Amortization	2013	2012	2013	2012	2013	2014	2015	2016	2017
	$16.3	$16.6	$31.9	$27.2	$62.6	$52.3	$36.2	$22.0	$10.2

8.            FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Money market funds	$164.5	$164.5	$-	$-
Derivative assets	102.5	-	102.5	-
Derivative liabilities	(104.5)	-	(104.5)	-
Acquisition contingent consideration payable	(87.6)	-	-	(87.6)

September 30, 2012
Money market funds	$77.0	$77.0	$-	$-
Derivative assets	118.2	-	118.2	-
Derivative liabilities	(119.7)	-	(119.7)	-
Acquisition contingent consideration payable	(116.4)	-	-	(116.4)

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

Acquisition contingent consideration payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (11% - 77%) to each outstanding scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at March 31, 2013. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value.  Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent consideration payable was presented as a component of other liabilities, $51.7 million current and $35.9 million noncurrent at March 31, 2013 versus $42.8 million current and $73.6 million noncurrent at September 30, 2012. Earn-out consideration of $45.0 million (excluding payroll taxes) was paid during the second quarter for earnings targets met by DoubleDown for calendar 2012. An increase of $14.1 million to the payable fair value was recorded during the second quarter to contingent acquisition related costs on the income statement along with $7.8 million of accrued retention plan compensation. Changes in fair value were primarily due to an increase in forecasted earnings, updated probability-weighted internal earnings projections, and the time-value of money.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Six Months Ended March 31,	2013	2012
	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates	Acquisition Contingent Consideration Payable
Beginning balance	$(116.4)	$9.3	$-
Gain (loss) included in:
Other income (expense) - other	-	(0.4)	-
Other comprehensive income	-	(0.2)	-
Issuances	-	-	(90.7)
Accretion (interest and fair value adjustment)	(16.2)	0.5	-
Payments	45.0	-	-
Ending balance	$(87.6)	$9.2	$(90.7)
Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$(0.4)	$-

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
March 31, 2013
Jackpot investments	$338.1	$395.4	$395.4	$-	$-	$57.3
Contracts & notes receivable	331.8	322.6	-	-	322.6	(9.2)
Jackpot liabilities	(449.1)	(453.7)	-	-	(453.7)	(4.6)
Debt	(1,725.1)	(1,950.2)	(1,829.3)	(120.9)	-	(225.1)

September 30, 2012
Jackpot investments	$355.9	$422.0	$422.0	$-	$-	$66.1
Contracts & notes receivable	357.5	353.5	-	-	353.5	(4.0)
Jackpot liabilities	(481.0)	(503.0)	-	-	(503.0)	(22.0)
Debt	(1,726.9)	(1,955.4)	(1,815.4)	(140.0)	-	(228.5)

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

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (1.85%) for the estimated funding rate and the 10-year credit default swap rate (2.29%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.13%) with the 1-year credit default swap rate (.27%) for the current amounts and the 2-year treasury yield curve rate (.25%) with the 2-year credit default swap rate (.55%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

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

9.            FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $49.8 million at March 31, 2013 and $34.1 million at September 30, 2012.

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

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	March 31, 2013	September 30, 2012
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.2	$0.1
Foreign currency contracts: Other accrued liabilities	0.3	0.2
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	$102.3	$118.1
Interest rate swaps: Long-term debt	104.2	119.5

	Periods Ended March 31,
	Quarters		Six Months
Income Statement Location and Gain (loss)	2013	2012	2013	2012
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$0.2	$0.1	$0.1	$0.6
Designated Hedges
Interest rate swap - ineffectiveness: Other income (expense)	$(1.9)	$0.6	$(0.5)	$0.9
Interest rate swap - effectiveness: Interest expense	6.6	6.3	11.6	12.2

10.          CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

	March 31, 2013	September 30, 2012
Credit facilities	$120.0	$140.0
3.25% Convertible Notes	850.0	850.0
7.5% Bonds	500.0	500.0
5.5% Bonds	300.0	300.0
Total principal debt obligations	1,770.0	1,790.0
Discounts:
3.25% Convertible Notes	(42.0)	(60.0)
7.5% Bonds	(1.9)	(2.1)
5.5% Bonds	(1.0)	(1.0)
Swap fair value adjustments:
7.5% Bonds	67.7	77.0
5.5% Bonds	36.5	42.5
Total outstanding debt, net	$1,829.3	$1,846.4

IGT was compliant with all covenants and embedded features required no bifurcation at March 31, 2013.

At March 31, 2013, $120.0 million was outstanding under our $750.0 million revolving credit facility, $606.8 million was available, and $23.2 million was reserved for letters of credit and performance bonds.

On April 23, 2013, we entered into an amended and restated credit agreement, increasing the available revolving line of our credit facility from $750.0 million to $1.0 billion, of which up to $50.0 million is available for letters of credit and up to $50.0 million is available for swing line borrowing. The former facility was terminated in conjunction with the issuance of the new credit facility. Subject to lenders’ consent, the facility may be increased by $250.0 million at any time up to 60 days prior to maturity. At maturity on April 23, 2018, all amounts outstanding will be immediately due and payable. The maturity may be extended upon our request for one year on each of the first and second closing date anniversaries, presuming no default exists.

The new facility interest rates and facility fees are based on our public debt ratings or our net funded debt to EBITDA ratio, whichever is more favorable to IGT. Net funded debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. At the initial pricing level of Baa2/BBB, the interest rate was LIBOR plus 100 bps and the facility fee was 17.5 bps.  Additional debt issuance costs of approximately $3.3 million were capitalized and together with $8.2 million of previously deferred offering costs remaining from the former facility will be amortized to interest expense over the new facility term.

Substantially the same as the former credit facility, the new credit facility carries no limitations on share repurchases or dividend payments provided no default exists and includes the following covenants (all terms as defined in the facility document):
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

The facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants. An event of default, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, lenders may cease making loans and/or terminate commitments, and cross-default provisions may be triggered in other debt issuances.

3.25% Convertible Notes

	Periods Ended March 31,
	Quarters		Six Months
	2013	2012	2013	2012
Contractual interest expense	$6.9	$6.9	$13.8	$13.8
Discount amortization	9.1	8.3	18.0	16.4
Remaining discount amortization period (years)	1.1

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

On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. At a February 1, 2010 hearing on the motion, the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. On November 29, 2010, the Court granted summary judgment in favor of IGT on all antitrust and unfair competition counterclaims by Bally and dismissed all other remaining claims. Bally appealed the grant of summary judgment. On December 17, 2012 the United States Court of Appeals for the Federal Circuit affirmed the rulings in IGT’s favor.  On January 14, 2013, Bally filed a petition for rehearing of its appeal.  On February 15, 2013, the Federal Circuit denied Bally’s petition for rehearing.

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

IGT and Aristocrat entered into an agreement, effective September 30, 2011, settling the lawsuit. On October 6, 2011, the parties filed a letter with the court advising the court that, in accordance with the parties’ resolution of several disputes between them, the case would be concluded by dismissal with prejudice following the final resolution of the pending appeal of the judgment of non-infringement.  In connection with the settlement, IGT was granted an irrevocable paid-up license to the Aristocrat patents that were the subject of the litigation and related patents. On March 13, 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s grant of summary judgment with regard to direct infringement and vacated and remanded the District Court’s judgment with respect to indirect infringement. In accordance with the settlement agreement, the parties have stipulated to dismissal of the case and moved for entry of an order dismissing all claims and counterclaims with prejudice.

Atlantic Lotteries

In an action brought in the Supreme Court of New Foundland and Labrador by Babstock and Small as representatives of a purported class of persons allegedly harmed by VLT gaming in the Province of New Foundland and Labrador. Atlantic Lottery Corporation has impleaded VLC, Inc. IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action.  Plaintiffs filed a motion for class action certification on September 17, 2012. The Court has decided to address the motion for certification in two phases. Under Phase 1, the Court will determine whether the Plaintiffs have pleaded a cause of action. Hearings on Phase 1 are scheduled to be heard on June 6 and 7, 2013. Should the Court conclude that Plaintiffs have pleaded a cause of action, then, under Phase 2, the Court would determine the appropriateness of certification of the putative class.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant.  On July 25, 2011, the Court granted the Company’s motion to dismiss with prejudice. Plaintiff appealed to the US Court of Appeals for the Ninth Circuit on August 23, 2011. Oral argument has been scheduled for May 15, 2013.

In February 2011, another shareholder sent a letter to the Company’s Board of Directors requesting that the Board investigate allegations similar to those set forth in the derivative actions described above and bring a lawsuit against various of the Company’s current or former officers and directors. In response the Board of Directors formed a litigation committee comprised of disinterested outside directors and assisted by outside counsel to investigate and evaluate the allegations raised in this letter. At the conclusion of this investigation, the committee concluded and recommended that it would not be in the best interests of the Company or its shareholders to pursue the proposed claims. The Board considered and accepted this recommendation and the Company informed the shareholder of the Board’s resolution in September 2011. On March 15, 2012, the shareholder filed a derivative action in state court in Reno, Nevada (Gusinsky v. Thomas J. Matthews, et. al.), Second Judicial Court of the State of Nevada. Plaintiff filed an amended complaint on September 24, 2012. The Company was named as a nominal defendant only. On January 9, 2013, the Court granted the Company’s and individual defendants’ motions to dismiss the action. Plaintiff appealed, but withdrew his appeal of that order in exchange for the Defendants’ withdrawal of their request for costs and fees. The court entered the stipulation of dismissal on March 21, 2013.

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

The consolidated complaint is based on allegations similar to those in the securities and derivative lawsuits described above, and further alleges that the defendants breached fiduciary duties to plan participants by failing to disclose material facts to plan participants, failing to exercise their fiduciary duties solely in the interest of the participants, failing to properly manage plan assets, and permitting participants to elect to invest in Company stock. In March 2011, defendants’ motion to dismiss the consolidated complaint was granted in part and denied in part.  On March 16, 2012, the Court denied plaintiff’s motion for class certification. On December 21, 2012, the parties submitted a stipulation to settle the litigation for a payment of $500,000 and up to $25,000 towards settlement administrative expenses, which was accrued for in our 2013 first quarter. On January 22, 2013, the Court granted preliminary approval of the settlement. A hearing for final approval of the settlement has been set for June 3, 2013.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at March 31, 2013 totaled $12.0 million.

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

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $14.3 million at March 31, 2013. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.9 million at March 31, 2013.

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

Product Warranties

The majority of our products are generally covered by a warranty for periods ranging from 90 to 180 days. We estimated accrued warranty costs in the table below based on historical trends in product failure rates and expected costs to provide warranty services.

Six Months Ended March 31,	2013	2012
Beginning balance	$4.2	$6.2
Reduction for payments made	(3.4)	(2.8)
Accrual for new warranties issued	5.0	4.4
Adjustments for pre-existing warranties	(1.5)	(2.9)
Ending balance	$4.3	$4.9

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

Our effective tax rate for the six months ended March 31, 2013 decreased to 30.1% from 35.9% for the same prior year period. The prior year effective tax rate was negatively impacted by losses in foreign jurisdictions for which there were no associated tax benefits and the expiration of the R&D tax credit. The current year effective tax rate was positively impacted by the expiration of the statute of limitations in foreign jurisdictions, the re-instatement of the R&D tax credit, and an increase in the manufacturing deduction.

At March 31, 2013, our gross UTBs totaled $112.7 million, excluding related accrued interest and penalties of $22.1 million. At March 31, 2013, $80.9 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the six months ended March 31, 2013, our UTBs increased $1.2 million and related interest and penalties decreased $1.3 million. We do not believe our total UTBs will change significantly during the next twelve months.

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

13.          EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Six Months Ended March 31, 2013

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	12,117	$18.12
Granted	-	-
Exercised	(423)	11.89
Forfeited	(280)	16.70
Expired	(627)	19.79
Outstanding at end of period	10,787	$18.31	5.6	$12.8

Vested and expected to vest	10,553	$18.35	5.5	$12.7

Exercisable at end of period	8,317	$18.81	5.0	$11.4

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	4,833	$14.93
Granted*	3,169	14.10
Vested	(1,157)	15.23
Forfeited	(429)	14.62
Outstanding at end of period	6,416	$14.46	1.6	$105.9

Expected to vest	5,678	$14.48	1.6	$93.7

* certain awards require satisfaction of a combination of performance and market conditions

Other Information
Shares available for future grant (millions)	24.1
Unrecognized costs for outstanding awards (millions)	$84.6
Weighted average future recognition period (years)	1.8

14.          EARNINGS PER SHARE

	Periods Ended March 31,
	Second Quarters		Six Months
	2013	2012	2013	2012
Income from continuing operations available to common shares	$78.2	$62.4	$143.5	$112.7

Basic weighted average shares outstanding	263.6	296.7	264.7	297.0
Dilutive effect of non-participating share-based awards	2.0	1.4	2.0	1.6
Diluted weighted average common shares outstanding	265.6	298.1	266.7	298.6

Basic EPS from continuing operations	$0.30	$0.21	$0.54	$0.38
Diluted EPS from continuing operations	$0.29	$0.21	$0.54	$0.38

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	8.5	11.4	8.9	11.6
Notes	42.6	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

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

Business Segments Financial Information

	Periods Ended March 31,
	Second Quarters		Six Months
	2013	2012	2013	2012
NORTH AMERICA
Revenues	$475.7	$415.5	$885.0	$738.2
Gaming operations	220.3	233.1	428.8	452.6
Product sales	200.6	160.8	359.5	263.9
Interactive	54.8	21.6	96.7	21.7
Gross profit	272.5	243.1	516.7	427.5
Gaming operations	133.1	138.4	262.7	268.5
Product sales	105.7	92.2	195.0	146.4
Interactive	33.7	12.5	59.0	12.6
Operating income	124.1	123.1	236.5	215.7

INTERNATIONAL
Revenues	$124.3	$125.7	$245.2	$248.6
Gaming operations	34.0	33.0	68.1	65.5
Product sales	78.4	80.0	154.2	157.9
Interactive	11.9	12.7	22.9	25.2
Gross profit	68.8	70.5	134.0	138.1
Gaming operations	23.6	24.7	47.1	48.6
Product sales	38.3	39.8	74.5	77.2
Interactive	6.9	6.0	12.4	12.3
Operating income	32.2	27.9	60.5	59.9

CORPORATE (unallocated)
Operating expenses	$(27.0)	$(33.0)	$(49.3)	$(57.7)

CONSOLIDATED
Revenues	$600.0	$541.2	$1,130.2	$986.8
Gaming operations	254.3	266.1	496.9	518.1
Product sales	279.0	240.8	513.7	421.8
Interactive	66.7	34.3	119.6	46.9
Gross profit	341.3	313.6	650.7	565.6
Gaming operations	156.7	163.1	309.8	317.1
Product sales	144.0	132.0	269.5	223.6
Interactive	40.6	18.5	71.4	24.9
Operating income	129.3	118.0	247.7	217.9

16.         DISCONTINUED OPERATIONS

UK Barcrest Group

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group in September 2011 for approximately $47.0 million, which remains subject to contingent consideration related to certain customer arrangements and potential indemnification obligations. The quarter ended March 31, 2012 included loss on the sale of $0.8 million (or $0.5 million after-tax) and a loss of $2.4 million (or $1.5 million after-tax) for the six months ended March 31, 2012. Additional gain or loss on the sale may be recorded as the outstanding items are resolved over the next three years.

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

•	references to years relate to our fiscal years ending September 30
•	current refers to our fiscal second quarter and six months ended March 31, 2013
•	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report
•	references to EPS are on a diluted basis
•	table amounts are presented in millions, except units and EPS
•	discussion and analysis relates to results for continuing operations of the current fiscal periods as compared with the prior year fiscal periods

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

Summary Results

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$600.0	$541.2	$58.8	11%	$1,130.2	$986.8	$143.4	15%
Operating income	129.3	118.0	11.3	10%	247.7	217.9	29.8	14%
Income from continuing operations	78.2	62.4	15.8	25%	143.5	112.7	30.8	27%
EPS from continuing operations	$0.29	$0.21	$0.08	38%	$0.54	$0.38	$0.16	42%

Second quarters ended March 31, 2013 and 2012 compared

Results reflected in the table above improved primarily due to an increase of $60.2 million or 14% in North America revenues, attributable to an increase of $47.3 million or 47% in machine sales and $32.4 million in interactive, mostly from the growing social gaming contributions of DoubleDown acquired in late January 2012. These increases were partially offset by a decrease of $12.8 million or 5% in North America gaming operations.

Income and EPS from continuing operations improvement additionally reflected a lower effective income tax rate of 27% versus 36% in the prior year quarter. EPS from continuing operations also benefitted from fewer shares outstanding due to share repurchases discussed further in Note 14.

Six months ended March 31, 2013 and 2012 compared

Results reflected in the table above improved primarily due to an increase of $146.8 million or 20% in North America revenues, attributable to an increase of $90.0 million or 56% in machine sales and $75.0 million in interactive, mostly from the growing social gaming contributions of DoubleDown acquired in late January 2012. These increases were partially offset by a decrease of $23.8 million or 5% in North America gaming operations.

Income and EPS from continuing operations improvement additionally reflected a lower effective income tax rate of 30% versus 36% in the prior year quarter. EPS from continuing operations also benefitted from fewer shares outstanding due to share repurchases discussed further in Note 14.

For a more in-depth analysis of our results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

Business Trends

Increased VLT demand from various government lotteries in Canada and gaming expansion in Illinois, as well as new openings in Ohio, contributed significantly to improved machine sales and market share during the first half of 2013. We currently expect the majority of VLT shipments in Canada will be completed by the end of 2013. Worldwide economic uncertainty continues to impact the willingness of our customers to purchase electronic gaming machines at an increased pace. Additionally, market impediments have hampered sales in certain international regions, but we remain committed to expanding our portfolio of localized content and continue to believe growth in the international markets will outpace North America in the long term.

In gaming operations, we also continue to be challenged by increasing competition that is investing heavily in this product line. Additionally, industry-wide gross gaming revenues remain challenged by lower discretionary spending influenced by global macroeconomic uncertainty and changes in mix toward lower-yield machines. These challenges are most evident in the reduction of our gaming operations yields. We are addressing these challenges with added team resources in MegaJackpots®, an increased mix of our franchise titles such as Wheel of Fortune®, player-direct TV and social media marketing programs, and focused releases of innovative new game content.

Technological advances in and the increasing popularity of wireless mobile technology, such as smart phones, tablets, and social networking, have led to growth in online social gaming. These games appeal to a broader consumer demographic of players. With the acquisition of DoubleDown in January 2012, we established a leading position in interactive online casino-style social gaming, adding new distribution channels for IGT game content, and allowing players access to our games across multiple platforms and devices. Our online DoubleDown Casino® revenues continue to increase each quarter, with the 2013 second quarter up 31% over the 2013 first quarter. Much of this improvement is attributable to the introduction of IGT content to the DoubleDown Casino®. We expect interactive online gaming to continue to be an important strategic part of our business and intend to enter and do business in those markets that offer attractive return characteristics and build on our existing capabilities.

Strategic Objectives

We continue to partner with our customers in an effort to build stronger relationships and deliver innovative gaming products and services. We remain focused on strategic objectives designed to improve our business and increase shareholder value. For 2013, we remain focused on achieving the following strategic objectives:

•	Reinforcing a leadership position in our core business

•	Increasing revenues and profitability in international markets

•	Propelling our game content across the broadest possible global network

•	Returning capital to shareholders in a consistent, efficient manner

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$600.0	$541.2	$58.8	11%	$1,130.2	$986.8	$143.4	15%
Gross margin	57%	58%	(1)	pp	58%	57%	1	pp
Operating income	$129.3	$118.0	$11.3	10%	$247.7	$217.9	$29.8	14%
Margin	22%	22%	-	pp	22%	22%	-	pp
Income from continuing operations	$78.2	$62.4	$15.8	25%	$143.5	$112.7	$30.8	27%
Discontinued operations	-	(0.5)	0.5	*	-	(1.5)	1.5	*
Net income	$78.2	$61.9	$16.3	26%	$143.5	$111.2	$32.3	29%
EPS
Continuing operations	$0.29	$0.21	$0.08	38%	$0.54	$0.38	$0.16	42%
Discontinued operations	-	-	-	*	-	(0.01)	0.01	*
Net income	$0.29	$0.21	$0.08	38%	$0.54	$0.37	$0.17	46%

Second quarters ended March 31, 2013 and 2012 compared

Total revenues improved 11%, primarily due to an increase of $60.2 million in North America revenues, attributable to an increase of $47.3 million in machine sales and $32.4 million in interactive, mostly from the growing social gaming revenues of DoubleDown acquired in late January 2012. These increases were partially offset by a decrease in North America gaming operations revenues of $12.8 million or 5%. Total gross margin decreased primarily due to lower product sales margin.

Operating income improved 10% primarily due to increased North America machine sales. Operating margin was flat, as increased operating expenses primarily from the addition of DoubleDown offset increased revenues. DoubleDown operating expenses included acquisition related charges of $21.9 million related to accrued contingent retention bonus and earn-out liabilities. See OPERATING EXPENSES below for additional information.

Income and EPS from continuing operations improved, primarily due to increased operating income and a lower effective income tax rate as discussed below under “Income Tax Provisions.” EPS additionally benefitted from the effect of share repurchases discussed further in Note 14.

Six months ended March 31, 2013 and 2012 compared

Total revenues improved 15%, primarily due to an increase of $146.8 million in North America revenues, attributable to an increase of $90.0 million in machine sales and $75.0 million in interactive, mostly from the growing social gaming revenues of DoubleDown acquired in late January 2012. These increases were partially offset by a decrease in North America gaming operations revenues of $23.8 million or 5%. Total gross margin increased due to improved margins in gaming operations and interactive, partially offset by margin decline in product sales.

Operating income improved 14% primarily due to increased North America machine sales. Similar to the quarterly comparison, operating margin was flat, as increased operating expenses mostly from DoubleDown, including acquisition related charges of $39.3 million, offset higher revenues. See OPERATING EXPENSES below for additional information.

Income and EPS from continuing operations improved, primarily due to increased operating income and a lower effective income tax rate as discussed below under “Income Tax Provisions.” EPS additionally benefitted from the effect of share repurchases discussed further in Note 14.

Discontinued operations related to the sale of our UK Barcrest Group in 2011. See Note 16.

GAMING OPERATIONS
	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$254.3	$266.1	$(11.8)	-4%	$496.9	$518.1	$(21.2)	-4%

Gross margin	62%	61%	1	pp	62%	61%	1	pp

Installed base (units '000)	56.7	56.1	0.6	1%	56.7	56.1	0.6	1%
MegaJackpots® (premium brand)	26.0	27.6	(1.6)	-6%	26.0	27.6	(1.6)	-6%
Lease (CDS, Racino, other)	30.7	28.5	2.2	8%	30.7	28.5	2.2	8%

Yield (average revenue per unit)	$49.26	$52.34	$(3.08)	-6%	$47.99	$51.75	$(3.76)	-7%

Second quarters ended March 31, 2013 and 2012 compared

Gaming operations revenues decreased 4% driven primarily by lower Megajackpots® revenue, partially offset by increased revenues from a higher installed base of lease units. North America revenue decline was partially offset by an increase in International revenues. Gross margin improvement was primarily due to lower jackpot expense and depreciation, as well as an increased mix of lower-yield/higher-margin games. Yield decreased 6% primarily due to lower performance, most significantly in Megajackpots® WAP games, and continued installed base expansion in lower-yield units.

Six months ended March 31, 2013 and 2012 compared

Gaming operations revenue decrease of 4%, gross margin improvement, and yield decline of 7% were driven by the same factors as the quarterly comparison.

PRODUCT SALES

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$279.0	$240.8	$38.2	16%	$513.7	$421.8	$91.9	22%
Machines	202.4	161.1	41.3	26%	359.8	276.8	83.0	30%
Non-machine (systems, parts, other)	76.6	79.7	(3.1)	-4%	153.9	145.0	8.9	6%

Gross margin	52%	55%	(3)	pp	52%	53%	(1)	pp

Machine units recognized ('000) (1)	14.3	10.2	4.1	40%	25.0	17.5	7.5	43%

Machine ASP ('000)	$14.1	$15.8	$(1.7)	-11%	$14.4	$15.8	$(1.4)	-9%

Machine units shipped ('000) (2)	14.3	10.5	3.8	36%	23.7	17.0	6.7	39%
New/expansion	3.7	3.7	-	-	6.3	5.7	0.6	11%
Replacement	10.6	6.8	3.8	56%	17.4	11.3	6.1	54%
(1) correlates with revenues recognized; (2) includes deferred revenue units

Second quarters ended March 31, 2013 and 2012 compared

Product sales revenue grew 16% primarily due to increased North America VLT machine sales, as well as new casino openings in Ohio. Machine units recognized increased 40%, primarily driven by VLT machines, with 3,500 replacement units in Canada and 600 new units in Illinois. Machine ASP decreased 11% primarily due to targeted promotional discounting and a higher mix of lower-priced VLT units. Non-machine revenues decreased 4%, primarily due to lower theme conversion parts. Gross margin decreased primarily due to targeted promotional activity, as well as a lower mix of higher-margin non-machine sales and increased non-standard manufacturing costs.

Six months ended March 31, 2013 and 2012 compared

Product sales revenue grew 22% driven by increased North America VLT machine sales, as well as new casino openings in Ohio. Machine units recognized increased 43%, primarily driven by VLT machines, with 5,100 replacement units in Canada and 1,800 new units in Illinois. Machine ASP decreased 9% primarily due to targeted promotional discounting and a higher mix of lower-priced VLT units. Non-machine revenues also increased 6%, primarily due to an increase of $12.0 million in IP license fees, in part due to a patent royalty settlement of $5.0 million. Gross margin decreased primarily due to targeted promotional activity.

INTERACTIVE

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$66.7	$34.3	$32.4	94%	$119.6	$46.9	$72.7	155%
Social gaming	54.3	21.3	33.0	155%	95.6	21.3	74.3	349%
IGTi	12.4	13.0	(0.6)	-5%	24.0	25.6	(1.6)	-6%

Gross margin	61%	54%	7	pp	60%	53%	7	pp

DoubleDown average user statistics
Daily active users (DAU) ('000)	1,690	1,350	340	25%	1,575	1,350	225	17%
Monthly active users (MAU) ('000)	6,276	4,975	1,301	26%	5,596	4,975	621	12%
Bookings per DAU ($0.00)	$0.37	$0.24	$0.13	54%	$0.34	$0.24	$0.10	42%

*as a single application with multiple games, active users equal unique users

Second quarters ended March 31, 2013 and 2012 compared

Interactive revenue grew $32.4 million, primarily from our acquisition in late January 2012 and subsequent growth of the DoubleDown Casino®. Social gaming revenues continue to improve as a result of increases in both average DAU (up 25%) and bookings per DAU (up 54%). These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® and overall growth in desktop and mobile platform applications.

IGTi real-money wagering revenues decreased 5%, primarily due to a decrease of $4.1 million related to the closures of certain European online turnkey and poker operations. This decrease was partially offset by an increase of $3.5 million in online casino revenues, primarily due to a 27% increase in the number of IGT rgs® customers. Also, mobile generated 23% of online casino revenues compared to 14% in the prior year quarter.

Interactive gross margin growth was primarily due to the favorable contribution from DoubleDown. Amortization expense for DoubleDown acquired developed technology totaled $2.3 million in both quarters.

Six months ended March 31, 2013 and 2012 compared

Similar to the quarterly comparison, interactive revenue grew $72.7 million primarily from our acquisition in late 2012 and subsequent growth of the DoubleDown Casino®. Social gaming revenues continue to improve as a result of increases in both average DAU (up 17%) and bookings per DAU (up 42%).

Similar to the quarterly comparison, IGTi real-money wagering revenues decreased 6%, primarily due to a decrease of $8.1 million related to certain European online turnkey and poker closures, partially offset by an increase in online casino revenues of $6.4 million. Also, mobile generated 21% of online casino revenues compared to 13% in the prior year period.

Gross margin growth was primarily due to the favorable contribution from DoubleDown. Amortization expense for DoubleDown acquired developed technology totaled $4.6 million in the 2013 period and $2.3 million in the prior year period.

OPERATING EXPENSES

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e

Selling, general and administrative	$110.7	$109.3	$(1.4)	-1%	$210.9	$199.1	$(11.8)	-6%
Research and development	58.1	55.3	(2.8)	-5%	112.5	102.2	(10.3)	-10%
Depreciation and amortization	19.7	19.3	(0.4)	-2%	38.7	34.7	(4.0)	-12%
Subtotal SG&A-R&D-D&A	188.5	183.9	(4.6)	-3%	362.1	336.0	(26.1)	-8%
Percent of revenue	31%	34%			32%	34%
Contingent acquisition-related costs	21.9	11.7	(10.2)	*	39.3	11.7	(27.6)	*
Impairment	1.6	-	(1.6)	*	1.6	-	(1.6)	*
Total operating expenses	$212.0	$195.6	$(16.4)	-8%	$403.0	$347.7	$(55.3)	-16%

Second quarters ended March 31, 2013 and 2012 compared

Operating expenses increased 8%, primarily due to additional investment in interactive business and technology. Interactive operating expenses increased $15.8 million, largely due to an increase of $10.8 million in acquisition-related charges.  For the 2013 and 2012 second quarters, acquisition-related charges, primarily related to DoubleDown, totaled $26.4 million (contingent earn-out of $14.1 million, contingent retention of $7.8 million, and amortization of acquired intangibles of $4.5 million) and $15.6 million (contingent retention of $11.7 million and amortization of acquired intangibles of $3.9 million), respectively. Factors that drive changes in the contingent acquisition-related costs are discussed in Note 8.

Additionally, changes in other operating expenses included increases of $4.6 million in bad debt provisions on certain customer receivables, $3.9 million for professional fees related to the proxy contest and $1.6 million for additional impairment of our Alabama notes receivable, primarily related to accrued unpaid property taxes on the associated property collateral. The 2012 second quarter included $4.5 million for acquisition-related professional fees, settlement charges of $3.1 million related to early cancellation of a distributor agreement, and $1.2 million of severance costs. See Note 19 of our Annual Report on Form 10-K for the year ended September 30, 2012 for additional information about our Alabama notes.

Six months ended March 31, 2013 and 2012 compared

Operating expenses increased 16%, primarily due to additional investment in interactive business and technology. Interactive operating expenses increased $49.4 million, largely due to an increase of $32.6 million in acquisition-related charges. For the first six months of 2013 and 2012, acquisition-related charges, primarily related to DoubleDown, totaled $48.2 million (contingent earn-out of $16.2 million, contingent retention of $23.1 million, and amortization of acquired intangibles of $8.9 million) and $15.6 million (contingent retention of $11.7 million and amortization of acquired intangibles of $3.9 million), respectively.

Additionally, changes in other operating expenses included increases of $11.9 million in bad debt provisions on certain specific customer receivables, $3.9 million for professional fees related to the proxy contest and $1.6 million for additional impairment of our Alabama notes receivable, primarily related to accrued unpaid property taxes on the associated property collateral. The 2012 first half included $5.7 million for acquisition related professional fees and settlement charges of $3.1 million related to early cancellation of a distributor agreement. See Note 19 of our Annual Report on Form 10-K for the year ended September 30, 2012 for additional information about our Alabama notes.

OTHER INCOME (EXPENSE)

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Interest Income	$11.1	$10.8	$0.3	3%	$22.4	$22.9	$(0.5)	-2%
WAP investments	4.6	5.1	(0.5)	-10%	9.2	10.3	(1.1)	-11%
Receivables and investments	6.5	5.7	0.8	14%	13.2	12.6	0.6	5%

Interest Expense	(30.3)	(30.0)	(0.3)	-1%	(62.0)	(60.1)	(1.9)	-3%
WAP jackpot liabilities	(4.5)	(5.1)	0.6	12%	(9.2)	(10.2)	1.0	10%
Borrowings	(17.0)	(16.9)	(0.1)	-1%	(35.3)	(34.0)	(1.3)	-4%
Convertible debt equity discount	(8.8)	(8.0)	(0.8)	-10%	(17.5)	(15.9)	(1.6)	-10%

Other, including gain (loss)	(2.5)	(2.0)	(0.5)	*	(2.7)	(4.8)	2.1	*

Total other income (expense), net	$(21.7)	$(21.2)	$(0.5)	-2%	$(42.3)	$(42.0)	$(0.3)	-1%

Total other income (expense) was comparable for the second quarters and six months ended March 31, 2013 and 2012. WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

INCOME TAX PROVISION (See Note 12)

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Income tax provision	$29.4	$34.4	$5.0		$61.9	$63.2	$1.3
Effective tax rate	27.3%	35.5%	8.2	pp	30.1%	35.9%	5.8	pp

Our 2013 effective tax rate decreased primarily due to an increase in our manufacturing deduction, and certain favorable discrete tax items of $5.9 million, which included expiration of the statute of limitations in foreign jurisdictions and the retroactive reinstatement of the R&D tax credit. The 2012 provision was negatively impacted by losses in foreign jurisdictions for which there were no associated tax benefits and the expiration of the R&D tax credit.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in UTBs.

BUSINESS SEGMENT RESULTS (See Note 15)

NORTH AMERICA SEGMENT RESULTS

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e

Total Revenues	$475.7	$415.5	$60.2	14%	$885.0	$738.2	$146.8	20%
Gross Margin	57%	59%	(2)	pp	58%	58%	-	pp

Operating Income	$124.1	$123.1	$1.0	1%	$236.5	$215.7	$20.8	10%
Margin	26%	30%	(4)	pp	27%	29%	(2)	pp

Second quarters ended March 31, 2013 and 2012 compared

North America revenues improved 14% driven by increases in product sales of $39.8 million and interactive of $33.2 million, partially offset by a decline in gaming operations of $12.8 million. Gross margin decreased due to lower margin in product sales, partially offset by improvement in gaming operations and interactive margins.

Operating income improved slightly with increased revenues. Operating margin decreased primarily due to lower gross margin and higher operating expenses, primarily due to increases of $6.3 million for acquisition-related charges primarily related to DoubleDown, $3.8 million in bad debt provisions on certain customer receivables and $1.6 million of Alabama note receivable impairment.

Six months ended March 31, 2013 and 2012 compared

North America revenues improved 20% driven by increases in product sales of $95.6 million and interactive of $75.0 million, partially offset by a decline in gaming operations of $23.8 million. Gross margin was flat as improvement in gaming operations and interactive margins offset decline in product sales margin.

Operating income improved 10% with increased revenues. Operating margin decreased primarily due to higher operating expenses, primarily due to increases of $29.2 million for acquisition-related charges primarily related to DoubleDown, $7.6 million in bad debt provisions on certain customer receivables and $1.6 million of Alabama note receivable impairment.

NORTH AMERICA GAMING OPERATIONS

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$220.3	$233.1	$(12.8)	-5%	$428.8	$452.6	$(23.8)	-5%
Gross margin	60%	59%	1	pp	61%	59%	2	pp

Installed base (units '000)	42.6	42.7	(0.1)	-	42.6	42.7	(0.1)	-
MegaJackpots® (premium brand)	22.7	24.5	(1.8)	-7%	22.7	24.5	(1.8)	-7%
Lease (CDS, racino, other)	19.9	18.2	1.7	9%	19.9	18.2	1.7	9%

Yield (average revenue per unit)	$56.55	$60.01	$(3.46)	-6%	$54.77	$59.50	$(4.73)	-8%

Second quarters ended March 31, 2013 and 2012 compared

North America gaming operations revenues decreased 5%, primarily due to lower Megajackpots® revenue. Gross margin improvement was primarily due to lower jackpot expense and reduced depreciation associated with decreased machine builds, as well as an increased mix of lower-yield/higher-margin games. Installed base decreased 100 units due to a decline in MegaJackpots® units partially offset by additions in lease operations. Yield decreased 6% primarily due to lower performance, most significant in MegaJackpots® WAP games, as well as a higher concentration of installed base in lower-yield units.

Six months ended March 31, 2013 and 2012 compared

North America gaming operations revenues decreased 5%, primarily due to lower Megajackpots® revenue partially offset by increased lease operations revenues. Gross margin improvement, installed base decline, and the 8% decrease in yield were driven by the same factors affecting the quarterly comparison.

NORTH AMERICA PRODUCT SALES

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$200.6	$160.8	$39.8	25%	$359.5	$263.9	$95.6	36%
Machines	148.7	101.4	47.3	47%	250.5	160.5	90.0	56%
Non-machine (systems, parts, other)	51.9	59.4	(7.5)	-13%	109.0	103.4	5.6	5%

Gross margin	53%	57%	(4)	pp	54%	55%	(1)	pp

Machine units recognized ('000)	11.1	6.8	4.3	63%	18.3	10.6	7.7	73%

Machine ASP ('000)	$13.4	$14.9	$(1.5)	-10%	$13.7	$15.1	$(1.4)	-9%

Machine units shipped ('000)	11.1	6.7	4.4	66%	18.0	10.2	7.8	76%
New/expansion	2.7	1.7	1.0	59%	4.4	2.4	2.0	83%
Replacement	8.4	5.0	3.4	68%	13.6	7.8	5.8	74%

Second quarters ended March 31, 2013 and 2012 compared

Revenues from North America product sales grew 25% driven primarily by increased VLT machine sales, as well as new casino openings in Ohio. Machine units recognized increased 63%, primarily driven by VLT machines, with 3,500 replacement units in Canada and 600 new units in Illinois. Non-machine revenues decreased 13%, primarily due to lower theme conversion sales. Machine ASP decreased 10% primarily due to targeted promotional discounting and a higher mix of lower-priced VLT machines. Gross margin decreased primarily due to targeted promotional activity, as well as a lower mix of higher margin non-machine sales and increased non-standard manufacturing costs.

Six months ended March 31, 2013 and 2012 compared

Revenues from North America product sales grew 36% driven primarily by increased VLT machine sales, as well as new casino openings in Ohio. Machine units recognized increased 73%, primarily driven by VLT machines, with 5,100 replacement units in Canada and 1,800 new units in Illinois. Non-machine revenues increased 5%, primarily due to an increase of $12.0 million in IP license fees, in part due to a patent royalty settlement of $5.0 million. Machine ASP and gross margin decreases were driven by the same factors affecting the quarterly comparison.

NORTH AMERICA INTERACTIVE

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$54.8	$21.6	$33.2	154%	$96.7	$21.7	$75.0	346%
Social gaming	54.3	21.3	33.0	155%	95.6	21.3	74.3	349%
IGTi	0.5	0.3	0.2	67%	1.1	0.4	0.7	175%

Gross margin	61%	58%	3	pp	61%	58%	3	pp

DoubleDown average user statistics
Daily active users (DAU) ('000)	1,690	1,350	340	25%	1,575	1,350	225	17%
Monthly active users (MAU) ('000)	6,276	4,975	1,301	26%	5,596	4,975	621	12%
Bookings per DAU (0.00)	$0.37	$0.24	$0.13	54%	$0.34	$0.24	$0.10	42%

*as a single application with multiple games, active users equal unique users

Second quarters ended March 31, 2013 and 2012 compared

North America interactive revenues grew $33.2 million, primarily as a result of our acquisition in late January 2012 and subsequent growth of the DoubleDown Casino®. Social gaming revenues continue to improve as a result of increases in both average DAU (up 25%) and bookings per DAU (up 54%). These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® and overall growth in desktop and mobile platform applications. Gross margin growth was primarily the result of the favorable contribution from DoubleDown.

Six months ended March 31, 2013 and 2012 compared

Consistent with the quarterly comparison, North America interactive revenue grew $75.0 million primarily as a result of DoubleDown’s added contribution. Social gaming revenues continue to improve with increases in both average DAU (up 17%) and bookings per DAU (up 42%). Similar to the quarterly comparison, IGTi real-money wagering revenue increased $0.7 million and gross margin growth was due to the favorable contribution from DoubleDown.

INTERNATIONAL SEGMENT RESULTS

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Total Revenues	$124.3	$125.7	$(1.4)	-1%	$245.2	$248.6	$(3.4)	-1%
Gross Margin	55%	56%	(1)	pp	55%	56%	(1)	pp

Operating Income	$32.2	$27.9	$4.3	15%	$60.5	$59.9	$0.6	1%
Margin	26%	22%	4	pp	25%	24%	1	pp

Second quarters ended March 31, 2013 and 2012 compared

International revenues declined 1%, primarily due to changes in foreign currency exchange, which negatively impacted revenues by $1.2 million. Gross margin decline was primarily due to lower gross margins in gaming operations and product sales, partially offset by improved interactive gross margin. Operating income and operating margin improvement was primarily due to lower operating expenses, primarily attributable to the closures of certain interactive operations in Europe and prior year charges of $3.1 million related to a distributor cancellation settlement.

Six months ended March 31, 2013 and 2012 compared

International revenues declined 1%, due to decreases of $3.7 million in product sales and $2.3 million in interactive, partially offset by an increase of $2.6 million in gaming operations. Changes in foreign currency exchange negatively impacted revenues by $1.5 million, most significant in gaming operations. Gross margin decline was primarily due to lower gross margins in gaming operations and product sales, partially offset by improved interactive gross margin.

Operating income and operating margin improved slightly due to lower operating expenses, primarily attributable to the closures of certain interactive operations in Europe, mostly offset by an increase of $4.3 million in bad debt provisions.  Additionally, the prior year period included charges of $3.1 million related to a distributor cancellation settlement.

INTERNATIONAL GAMING OPERATIONS

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$34.0	$33.0	$1.0	3%	$68.1	$65.5	$2.6	4%

Gross margin	69%	75%	(6)	pp	69%	74%	(5)	pp

Installed base (units '000)	14.1	13.4	0.7	5%	14.1	13.4	0.7	5%
MegaJackpots® (Premium brand)	3.3	3.1	0.2	6%	3.3	3.1	0.2	6%
Lease	10.8	10.3	0.5	5%	10.8	10.3	0.5	5%

Yield (average revenue per unit)	$26.87	$27.51	$(0.64)	-2%	$26.97	$27.25	$(0.28)	-1%

Second quarters ended March 31, 2013 and 2012 compared

International gaming operations revenues increased 3% primarily due to installed base growth of 5%. Gross margin decreased primarily due to higher costs, including depreciation and royalties related to the new games in our installed base, and unfavorable changes in foreign exchange rates. Installed base grew 5% primarily driven by an increase in lease operations units. Yield declined 2%, primarily due to lower performance in MegaJackpots® games and unfavorable changes in foreign exchange rates.

Six months ended March 31, 2013 and 2012 compared

Consistent with the quarterly comparison, gaming operations revenues increased 4% on installed base growth, gross margin decreased on higher costs and unfavorable exchange rates, and yield declined 1% due to lower performance and unfavorable exchange rates.

INTERNATIONAL PRODUCT SALES

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$78.4	$80.0	$(1.6)	-2%	$154.2	$157.9	$(3.7)	-2%
Machines	53.7	59.7	(6.0)	-10%	109.3	116.3	(7.0)	-6%
Non-machine (systems, parts, other)	24.7	20.3	4.4	22%	44.9	41.6	3.3	8%

Gross margin	49%	50%	(1)	pp	48%	49%	(1)	pp

Machine units recognized ('000)	3.2	3.4	(0.2)	-6%	6.7	6.9	(0.2)	-3%

Machine ASP ('000)	$16.6	$17.6	$(1.0)	-6%	$16.3	$16.9	$(0.6)	-4%

Machine units shipped ('000)	3.2	3.8	(0.6)	-16%	5.7	6.8	(1.1)	-16%
New/expansion	1.0	2.0	(1.0)	-50%	1.9	3.3	(1.4)	-42%
Replacement	2.2	1.8	0.4	22%	3.8	3.5	0.3	9%

Second quarters ended March 31, 2013 and 2012 compared

International product sales revenues declined 2%, primarily due to a 6% decrease in machine units recognized, partially offset by a 22% increase in non-machine revenues from systems. ASP decreased 6% primarily due to higher machine discounts and unfavorable changes in foreign exchange rates. Gross margin decline was primarily due to lower ASP and increased non-standard manufacturing costs.

Six months ended March 31, 2013 and 2012 compared

Similar to the quarterly comparison, international product sales revenues declined 2% on a 3% decrease in machine units recognized, partially offset by an 8% increase in non-machine revenues from theme conversions and systems sales. Gross margin decline was primarily due to reduced ASP, which decreased 4% primarily due to higher discounts.

INTERNATIONAL INTERACTIVE

	Periods Ended March 31,
	Second Quarters				Six Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues - IGTi	$11.9	$12.7	$(0.8)	-6%	$22.9	$25.2	$(2.3)	-9%
Gross margin	58%	47%	11	pp	54%	49%	5	pp

Second quarters ended March 31, 2013 and 2012 compared

International IGTi revenues declined 6%, primarily due to a decrease of $4.1 million related to the closures of certain European online turnkey and poker operations. The decrease from closures was partially offset by an increase in online casino revenues of $2.9 million, primarily related to a 27% increase in the number of customers. Gross margin improvement was attributable to the realignment of certain player marketing costs, reduced tax assessments, and an increased mix of higher-margin IGT rgs® revenues.

Six months ended March 31, 2013 and 2012 compared

Similar to the quarterly comparison, International IGTi revenues declined 9% primarily due to a decrease of $8.1 million related to the closures, partially offset by an increase in online casino revenues of $6.4 million. Gross margin improved based on the same factors affecting the quarterly comparison.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At March 31, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, the issuance of debt and equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	March 31,	September 30,	Increase
	2013	2012	(Decrease)
Cash and equivalents	$236.5	$206.3	$30.2
Accounts receivable, net	361.7	346.6	15.1
Inventories	89.4	92.9	(3.5)
Working Capital	663.9	633.0	30.9

Trailing-twelve month statistics, excluding discontinued operations:
Days sales outstanding (excluding contracts and notes)	58	59	(1)
Inventory turns	5.5	4.8	0.7

Cash and equivalents increased $30.2 million during the six months ended March 31, 2013 primarily due to cash generated from operations of $182.5 million and net proceeds of $56.3 million, collectively, from investments, loans, and assets.  These increases were primarily offset by cash used for share repurchases of $75.1 million, capital expenditures of $56.4 million, dividends paid of $34.7 million, financing payments of $27.9 million for acquisition-related contingent earn-out accrued at acquisition, and net debt repayments of $20.0 million.

Payments for acquisition-related contingent consideration during the six months ended March 31, 2013 totaled $74.8 million, comprised of $29.7 million for retention and $45.1 million for earn-out. Payments of $27.9 million related to earn-out accrued at acquisition were included in financing cash flows. The remaining amount of contingent consideration payments was related to amounts accrued subsequent to acquisition and included in operating cash flows within the net change in accounts payable and other liabilities.

Foreign subsidiary operations held 43% of our cash and equivalents at March 31, 2013 and 47% at September 30, 2012. Restricted cash and investments, as well as jackpot annuity investments, are used primarily for funding jackpot winner payments and online player deposits.

Inventory turns increased with lower inventory due to customer deliveries in the first half of 2013. Days sales outstanding decreased slightly as revenues increased at a higher rate than accounts receivable.

Cash Flows Summary

			Favorable
Six Months Ended March 31,	2013	2012	(Unfavorable)
Operations	$182.5	$176.7	$5.8
Investing	(0.1)	(295.1)	295.0
Financing	(149.4)	(74.0)	(75.4)
Effects of exchange rates	(2.8)	3.5	(6.3)
Net Change	$30.2	$(188.9)	$219.1

Operating cash flows increased primarily due to higher earnings, partially offset by $46.9 million of payments for acquisition-related contingent consideration, comprised of $29.7 million for retention and $17.2 million for earn-out accrued subsequent to acquisition, included within the net change in accounts payable and accrued liabilities.

Changes in operating assets and liabilities used cash of $59.4 million related to variations in business volume and payment timing. Increased cash used of $81.8 million for accounts payable and accrued liabilities (including payments of acquisition-related contingent consideration), $18.8 million for jackpot liabilities and $9.5 million for income taxes was partially offset by cash used of $24.0 million for inventory and $19.4 million for other assets, as well as increased cash of $7.3 million generated from receivables.

Reduced cash used for investing was primarily due to $233.0 million less cash used for investment in business acquisitions and lower capital expenditures, partially offset by decreased proceeds from the sale of fixed assets.

			Increase
Six Months Ended March 31,	2013	2012	(Decrease)
Property, plant and equipment	$8.1	$34.5	$(26.4)
Gaming operations equipment	48.1	87.1	(39.0)
Intellectual property	0.2	2.0	(1.8)
Total capital expenditures	$56.4	$123.6	$(67.2)

Increased cash used for financing was primarily due to acquisition-related contingent consideration paid of $27.9 million for earn-out accrued at acquisition, an increase of $25.0 million used for share repurchases and an increase of $20.0 million for net debt repayments.

During the first half of 2013, we repurchased 2.5 million shares in the first quarter under an ASR prepaid in June 2012 and 4.4 million shares for $75.1 million in the second quarter for a total of 6.9 million shares acquired. During the first half of 2012, we repurchased 3.2 million shares for $50.1 million. See Note 14 for more information about the ASR.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At March 31, 2013, $120.0 million was outstanding on our $750.0 million revolving credit facility, $606.8 million was available, and $23.2 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at March 31, 2013, with an interest coverage ratio of 12.3:1 and a net funded debt leverage ratio of 2.2:1.

On April 23, 2013, we entered into an amended and restated credit agreement, increasing the available revolving line of our credit facility from $750.0 million to $1.0 billion, of which up to $50.0 million is available for letters of credit and up to $50.0 million is available for swing line borrowing. The former facility was terminated in conjunction with the issuance of the new credit facility. Subject to lenders’ consent, the facility may be increased by $250.0 million at any time up to 60 days prior to maturity. At maturity on April 23, 2018, all amounts outstanding will be immediately due and payable. The maturity may be extended upon our request for one year on each of the first and second closing date anniversaries, presuming no default exists.

The new facility interest rates and facility fees are based on our public debt ratings or our net funded debt to EBITDA ratio, whichever is more favorable to IGT. Net funded debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. At the initial pricing level of Baa2/BBB, the interest rate was LIBOR plus 100 bps and the facility fee was 17.5 bps.  Additional debt issuance costs of approximately $3.3 million were capitalized and together with $8.2 million of previously deferred offering costs remaining from the former facility will be amortized to interest expense over the new facility term.

Substantially the same as the former credit facility, the new credit facility carries no limitations on shares repurchases or dividend payments provided no default exists and includes the following covenants (all terms as defined in the facility documents):
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

The facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including failure to make timely principal and interest payments or satisfy the covenants. An event of default, if not cured, could cause the entire outstanding borrowings under the credit facility to become immediately due and payable, lenders may cease making loans and/or terminate commitments, and cross-default provisions may be triggered in other debt issuances.

FINANCIAL CONDITION

	March 31,	September 30,	Increase
	2013	2012	(Decrease)
Assets	$4,199.7	$4,285.1	$(85.4)
Liabilities	2,957.2	3,087.3	(130.1)
Total Equity	1,242.5	1,197.8	44.7

Changes During The Six Months Ended March 31, 2013

Total assets decreased primarily due to reductions in net property, plant and equipment of $44.2 million, net intangible assets of $31.8 million, customer receivables and financing of $25.7 million and jackpot annuity investments of $17.8 million, partially offset by increases in cash and investments of $24.1 million and taxes receivable and deferred taxes of $17.2 million.

Liabilities decreased $86.7 million in other liabilities, $31.9 million in jackpot liabilities and $20.9 million in accrued employee benefits. Total equity increased primarily due to earnings.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At March 31, 2013, there were no recently issued accounting standards that are expected to have a material impact on our financial statements.  See Note 1.

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

The Company’s market risk profile has not changed materially during the first six months of 2013 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2012, and our Quarterly Report on From 10-Q for the quarter ended December 31, 2012.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables, including in connection with customer financing we provide to customers, which increased in amount during fiscal 2012 and the first six months of fiscal 2013 as a result of competitive marketplace and a challenging economic recovery.

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

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major stockholders, key employees or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games and gaming machines, hardware or software, we cannot sell or place on a participation or leased basis our products in that jurisdiction and our issued licenses in other jurisdictions may be impacted. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth or delay our ability to recognize revenue from the sale or installation of products in any such jurisdictions.

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

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits. Because a substantial portion of our sales come from repeat customers, our business could be affected if one or more of our customers is sold to or merges with another entity that utilizes more of the products and services of our competitors or that reduces spending on our products or causes downward pricing pressures.  Such consolidations could lead to order cancellations, a slowing in the rate of gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks.  A significant portion of our revenues is derived from our International business segment. In addition, certain aspects of our domestic business, such as our supply chain, may be impacted by events and conditions internationally. Developments such as noted below could adversely affect our financial condition and results of operations:
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

Any disruption in our network or telecommunications services, or those of third parties that we utilize in our operations, could affect our ability to operate our games or financial systems, which would result in reduced revenues and customer down time. Our network and databases of business or customer information, and those of third parties we utilize, are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks and similar events. Despite the implementation by us and third parties we utilize of network security measures and data protection safeguards, including a disaster recovery strategy for back office systems, our servers and computer resources, and those of third parties we utilize, are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with our computer systems, or those of third parties we utilize, in any such event could have a material adverse effect on our business, reputation, operating results and financial condition.

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

2013 Second Quarter	(a) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
December 30, 2012 - January 26, 2013	0.1	$15.11	0.1	$598.2
January 27 - February 23, 2013	-	$-	-	598.2
February 24 - March 30, 2013	4.3	$17.08	4.3	$525.0
Total	4.4	$17.02	4.4

(a) Includes 5,500 of shares tendered by employees for net-share settlement of tax withholding obligations upon vesting

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Seventh Amended and Restated Code of Bylaws of International Game Technology, dated March 4, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on March 8, 2013)

10.1	International Game Technology 2002 Stock Incentive Plan, as amended January 5, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on March 11, 2013)

10.2
Amended and Restated Credit Agreement, dated as of April 23, 2013 with The Royal Bank of Scotland plc. as Administrative Agent and Swing Line Lender, Wells Fargo Bank, N.A., as Syndication Agent and L/C Issuer, Bank of America, N.A., JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., Union Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, with Wells Fargo Securities, LLC, Union Bank, N.A. and RBS Securities Inc., as Joint Lead Arrangers and Joint Lead Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on April 25, 2013)

10.3	IGT Directors’ Compensation Policy and Share Ownership Guidelines, effective October 2, 2011, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 8, 2013

INTERNATIONAL GAME TECHNOLOGY

By: /s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)