Form 10-Q
period 2013-06-29
INTERNATIONAL GAME TECHNOLOGY
filed 2013-08-02
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2013

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

Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 2013:

260.8 million shares of common stock at $.00015625 par value.

TABLE OF CONTENTS

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)	3

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Interim Financial Statements	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

CONSOLIDATED BALANCE SHEETS	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

SUPPLEMENTAL CASH FLOWS INFORMATION	8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

OVERVIEW	32

CONSOLIDATED RESULTS - A Year Over Year Comparative Analysis	33

BUSINESS SEGMENT RESULTS (See Note 15)	39

LIQUIDITY AND CAPITAL RESOURCES	43

RECENTLY ISSUED ACCOUNTING STANDARDS OR UPDATES	46

CRITICAL ACCOUNTING ESTIMATES	46

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	48

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	57

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates—actual:	Fiscal dates—as presented:
June 29, 2013	June 30, 2013
July 2, 2012	June 30, 2012
September 29, 2012	September 30, 2012

Abbreviation/term	Definition
Anchor	Anchor Gaming
AOCI	accumulated other comprehensive income (loss)
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASR	accelerated share repurchase transaction
ASU	Accounting Standards Update
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs®	IGT Remote Game Server®
IP	intellectual property
IRS	Internal Revenue Service
LBG	Lightning Box Games Pty
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management’s discussion and analysis of financial condition and results of operations
Notes	3.25% convertible notes due 2014
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	video lottery terminal
WAP	wide area progressive
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	11

3.	RECEIVABLES	12

4.	CONCENTRATIONS OF CREDIT RISK	14

5.	INVENTORIES	14

6.	PROPERTY, PLANT AND EQUIPMENT	14

7.	GOODWILL AND OTHER INTANGIBLES	14

8.	FAIR VALUE MEASUREMENTS	15

9.	FINANCIAL DERIVATIVES	17

10.	CREDIT FACILITIES AND INDEBTEDNESS	19

11.	CONTINGENCIES	20

12.	INCOME TAXES	25

13.	EMPLOYEE BENEFIT PLANS	26

14.	EARNINGS PER SHARE	27

15.	BUSINESS SEGMENTS	27

16.	DISCONTINUED OPERATIONS	28

17.	BUSINESS ACQUISITIONS	29

18.	SUBSEQUENT EVENT	29

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Periods Ended June 30,
	Third Quarters		Nine Months
	2013	2012	2013	2012
(In millions, except per share amounts)
Revenues
Gaming operations	$247.3	$258.2	$744.3	$776.4
Product sales	259.2	231.6	772.9	653.4
Interactive	72.5	43.0	192.0	89.8
Total revenues	579.0	532.8	1,709.2	1,519.6
Costs and operating expenses
Cost of gaming operations	95.6	102.5	282.7	303.5
Cost of product sales	119.3	107.2	363.7	305.4
Cost of interactive	26.9	20.5	75.1	42.5
Selling, general and administrative	114.4	104.9	325.0	303.8
Research and development	59.8	55.1	172.3	157.3
Depreciation and amortization	19.3	21.1	58.0	55.8
Contingent acquisition-related costs	19.2	26.0	58.6	37.8
Impairment	1.5	-	3.1	-
Total costs and operating expenses	456.0	437.3	1,338.5	1,206.1
Operating income	123.0	95.5	370.7	313.5
Other income (expense)
Interest income	11.5	11.0	34.0	33.9
Interest expense	(30.5)	(30.8)	(92.4)	(90.9)
Other	(6.7)	(1.6)	(9.6)	(6.4)
Total other income (expense)	(25.7)	(21.4)	(68.0)	(63.4)
Income from continuing operations before tax	97.3	74.1	302.7	250.1
Income tax provision	31.6	27.2	93.5	90.5
Income from continuing operations	65.7	46.9	209.2	159.6
Loss from discontinued operations, net of tax	-	(0.3)	-	(1.8)
Net income	$65.7	$46.6	$209.2	$157.8
Other comprehensive income (loss)
Foreign currency translation adjustment	(10.1)	(12.2)	(15.2)	7.2
Unrealized gain (loss), net of tax	4.4	0.2	4.4	(0.1)
Comprehensive income	$60.0	$34.6	$198.4	$164.9

Basic earnings (loss) per share
Continuing operations	$0.25	$0.16	$0.79	$0.54
Discontinued operations	-	-	-	(0.01)
Net income	$0.25	$0.16	$0.79	$0.53

Diluted earnings (loss) per share
Continuing operations	$0.25	$0.16	$0.79	$0.54
Discontinued operations	-	-	-	(0.01)
Net income	$0.25	$0.16	$0.79	$0.53

Cash dividends declared per share	$0.09	$0.06	$0.24	$0.18

Weighted average shares outstanding
Basic	260.6	292.7	263.4	295.6
Diluted	263.2	294.3	265.6	297.2

See accompanying notes

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$229.3	$206.3
Restricted cash and investment securities	71.0	79.7
Restricted cash and investment securities of VIEs	1.8	2.2
Jackpot annuity investments	44.4	46.9
Jackpot annuity investments of VIEs	13.0	13.3
Accounts receivable, net	334.6	346.6
Current maturities of contracts and notes receivable, net	225.5	218.2
Inventories	95.4	92.9
Deferred income taxes	122.2	96.7
Other assets and deferred costs	132.1	160.5
Total current assets	1,269.3	1,263.3
Property, plant and equipment, net	499.2	555.7
Jackpot annuity investments	236.0	252.3
Jackpot annuity investments of VIEs	36.7	43.4
Contracts and notes receivable, net	123.5	139.3
Goodwill	1,464.8	1,469.7
Other intangible assets, net	145.8	193.4
Deferred income taxes	122.8	106.5
Other assets and deferred costs	216.3	261.5
Total Assets	$4,114.4	$4,285.1
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Short-term debt	$817.3	$-
Accounts payable	98.7	87.5
Jackpot liabilities, current portion	139.3	152.4
Accrued employee benefits	31.6	43.7
Accrued income taxes	11.4	8.1
Dividends payable	23.5	16.0
Other accrued liabilities	343.6	322.6
Total current liabilities	1,465.4	630.3
Long-term debt	867.9	1,846.4
Jackpot liabilities	296.5	328.6
Other liabilities	197.1	282.0
Total Liabilities	2,826.9	3,087.3
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 270.4 and 343.5 issued; 260.6 and 266.1 outstanding	-	0.1
Additional paid-in capital	1,409.0	1,585.1
Treasury stock at cost: 9.8 and 77.4 shares	(165.3)	(1,332.9)
Retained earnings	50.1	941.0
Accumulated other comprehensive income	(6.3)	4.5
Total Equity	1,287.5	1,197.8
Total Liabilities and Shareholders' Equity	$4,114.4	$4,285.1

 See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,	2013	2012
(In millions)
Operating
Net income	$209.2	$157.8
Adjustments:
Depreciation and amortization	175.6	179.3
Acquisition-related contingent earn-out costs	28.0	11.1
Discounts and deferred issuance costs	33.7	30.6
Share-based compensation	28.7	25.4
Impairment	3.1	1.5
Excess tax benefits from employee stock plans	(1.4)	(2.4)
Other non-cash items	9.1	6.9
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(20.7)	(24.6)
Inventories	3.7	(14.4)
Accounts payable and accrued liabilities	(58.7)	14.5
Jackpot liabilities	(58.2)	(38.5)
Income taxes, net of employee stock plans	(24.1)	(4.1)
Other assets and deferred costs	7.2	(16.1)
Net operating cash flows	335.2	327.0
Investing
Capital expenditures	(97.1)	(170.8)
Proceeds from assets sold	15.3	20.4
Jackpot annuity investments, net	39.3	36.7
Changes in restricted cash	8.8	6.7
Loans receivable cash advanced	-	(0.8)
Loans receivable payments received	22.6	22.3
Proceeds from unconsolidated affiliates	-	9.2
Business acquisitions, net of cash acquired	-	(233.9)
Net investing cash flows	(11.1)	(310.2)
Financing
Debt proceeds	160.0	280.0
Debt repayments	(300.0)	-
Debt issuance costs	(3.2)	-
Employee stock plan proceeds	12.3	12.7
Excess tax benefits from employee stock plans	1.4	2.4
Share repurchases	(81.0)	(475.1)
Noncontrolling interest acquired	-	(2.5)
Dividends paid	(55.5)	(53.5)
Acquisition-related contingent consideration	(27.9)	-
Net financing cash flows	(293.9)	(236.0)
Foreign exchange rates effect on cash and equivalents	(7.2)	0.5
Net change in cash and equivalents	23.0	(218.7)
Beginning cash and equivalents	206.3	460.0
Ending cash and equivalents	$229.3	$241.3

 See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

Nine Months Ended June 30,	2013	2012
(In millions)
Jackpot funding
Change in jackpot liabilities	$(58.2)	$(38.5)
Jackpot annuity purchases	(3.8)	(8.2)
Jackpot annuity proceeds	43.1	44.9
Net change in jackpot annuity investments	39.3	36.7
Net jackpot funding	$(18.9)	$(1.8)
Capital expenditures
Property, plant and equipment	$(18.7)	$(35.3)
Gaming operations equipment	(78.1)	(133.2)
Intellectual property	(0.3)	(2.3)
Total	$(97.1)	$(170.8)
Payments
Interest	$57.7	$59.2
Income taxes	116.6	93.3
Acquisition-related retention bonuses	29.7	-
Acquisition-related contingent earn out consideration
Operating cash flows	17.2	-
Financing cash flows	27.9	-
	$45.1	$-
Non-cash investing and financing items:
Accrued capital asset additions	$(1.0)	$0.7
Interest accretion for jackpot annuity investments	13.5	15.0
Business acquisitions/purchase price adjustments
Fair value of assets	$-	$350.5
Fair value of liabilities	-	116.6

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

Period End
	Actual	Presented as
Current quarter	June 29, 2013	June 30, 2013
Prior year quarter	June 30, 2012	June 30, 2012
Prior year end	September 29, 2012	September 30, 2012

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the current quarter ended June 30, 2013 were prepared without audit on a basis consistent with the comparative quarter ended June 30, 2012, and as appropriate, with the audited financial statements for the year ended September 30, 2012. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP guidance for interim reviews.

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

Unless otherwise indicated in this report:

●	references to years relate to our fiscal years ending September 30

●	dollar amounts in tables are presented in millions, except per share amounts and par value

●	current refers to the quarter ended June 30, 2013

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

Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation	Unrealized Gain on Interest Rate Lock	Total
Third Quarter Ended June 30, 2013
AOCI beginning balance	$(0.6)	$-	$(0.6)
Other comprehensive income before reclassifications:
Amount before tax	(10.1)	6.9	(3.2)
Income tax at 37%	-	(2.5)	(2.5)
Amount net of tax	(10.1)	4.4	(5.7)
Reclassifications to earnings	-	-	-
Net other comprehensive income	(10.1)	4.4	(5.7)
AOCI ending balance	$(10.7)	$4.4	$(6.3)

Nine Months Ended June 30, 2013
AOCI beginning balance	$4.5	$-	$4.5
Other comprehensive income before reclassifications:
Amount before tax	(15.2)	6.9	(8.3)
Income tax at 37%	-	(2.5)	(2.5)
Amount net of tax	(15.2)	4.4	(10.8)
Reclassifications to earnings	-	-	-
Net other comprehensive income	(15.2)	4.4	(10.8)
AOCI ending balance	$(10.7)	$4.4	$(6.3)

Related Party Transaction

On June 27, 2013, IGT entered into a settlement agreement with the members of the Ader Group (as defined below) in connection with the proxy contest relating to IGT’s 2013 annual meeting of stockholders. Pursuant to the settlement agreement, the members of the Ader Group have agreed to observe certain standstill provisions for the four-year period beginning on the date of the settlement agreement. In addition, the Ader Group and IGT have agreed to a mutual release of claims in connection with, relating to or resulting from the proxy contest. They have also entered into mutual non-disparagement agreements. Furthermore, IGT agreed to reimburse the Ader Group for its documented out-of-pocket costs, fees, and expenses incurred in connection with the proxy contest, up to a maximum of $2.5 million, which was accrued for at June 30, 2013.

Daniel B. Silvers, is a member of both the IGT Board of Directors and of the Ader Group which is collectively comprised of Ader Investment Management LP, Ader Long/Short Fund LP, Doha Partners I LP, Ader Fund Management LLC, Ader Investment Management LLC, Jason N. Ader, Raymond J. Brooks, Jr., Charles N. Mathewson, Daniel B. Silvers, Laura T. Conover-Ferchak, Andrew P. Nelson, and Richard H. Pickup.

Impairment

Impairment charges included $1.5 million related to our UK building held for sale for the third quarter and $1.6 million related to our Alabama notes receivable for the nine months ended June 30, 2013. See Note 19 of our Annual Report on Form 10-K for the year ended September 30, 2012 for additional information about our Alabama notes.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)

In our 2013 second quarter, we adopted an ASU issued in February 2013 requiring disclosure about the reclassifications out of AOCI. For significant reclassifications out of AOCI to earnings in their entirety in the same reporting period, disclosure is required about the effect of the reclassifications on the respective line items on the income statement. This ASU was effective prospectively beginning with our second quarter ended March 31, 2013 and did not have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $51.5 million at June 30, 2013 and $58.9 million at September 30, 2012.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it is unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control. Under the agreement, our maximum exposure at June 30, 2013 consisted of $0.5 million in note financing provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases. Revenues recognized related to this distributor totaled $0.9 million for the 2013 third quarter and $8.6 million for the nine months ended June 30, 2013. Contracts and notes receivable due from this distributor totaled $12.0 million at June 30, 2013 ($7.9 million current and $4.1 million non-current).

3.                     RECEIVABLES

Accounts Receivable

Allowances for Credit Losses	June 30, 2013	September 30, 2012
Total	$21.5	$19.1

Customer Financing (Contracts and Notes)

	June 30, 2013	September 30, 2012
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$77.7	$123.2
Collectively evaluated for impairment	347.4	307.1
Total	$425.1	$430.3

Allowances for Credit Losses
Individually evaluated for impairment	$61.4	$59.9
Collectively evaluated for impairment	14.7	12.9
Total	$76.1	$72.8

Reconciliation of Allowances for Credit Losses	Periods Ended June 30,
	Third Quarters		Nine Months
	2013	2012	2013	2012
Beginning balance	$80.6	$70.5	$72.8	$71.4
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Provisions (1)	(4.5)	(0.5)	3.3	(1.4)
Ending balance	$76.1	$70.0	$76.1	$70.0
Current	$61.4	$48.1	$61.4	$48.1
Non-current	$14.7	$21.9	$14.7	$21.9

(1) Included $1.6 million additional Alabama note impairment recorded during the quarter ended March 31, 2013 related to the associated property collateral. The remaining net carrying amount of the note totaled $14.9 million at June 30, 2013.

Age Analysis of Recorded Investment	June 30, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$8.8	$1.4	$10.2	$6.6	$-	$6.6
30-59 days	6.0	1.5	7.5	6.0	1.4	7.4
60-89 days	4.8	1.4	6.2	1.4	1.4	2.8
Over 90 days	15.9	50.7	66.6	6.3	40.0	46.3
Total past due	$35.5	$55.0	$90.5	$20.3	$42.8	$63.1
Total current (2)	289.8	44.8	334.6	288.1	79.1	367.2
Grand total	$325.3	$99.8	$425.1	$308.4	$121.9	$430.3

Over 90 days and accruing interest	$-	$1.2	$1.2	$1.4	$0.3	$1.7
Nonaccrual status (not accruing interest)	19.8	76.8	96.6	13.8	75.0	88.8

 (2) includes impaired Alabama note of $21.5 at June 30, 2013 and $35.0 at September 30, 2012

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade
	June 30, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$84.5	$-	$84.5	$87.8	$-	$87.8
Medium	82.0	0.1	82.1	68.3	0.2	68.5
High (3)	158.8	99.7	258.5	152.3	121.7	274.0
Total recorded investment	$325.3	$99.8	$425.1	$308.4	$121.9	$430.3

(3) includes $75.0 of impaired Alabama note receivable

Impaired loans	June 30, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$2.7	$75.0	$77.7	$2.5	$75.0	$77.5
Unpaid principal face	2.7	75.0	77.7	2.5	75.0	77.5
Related allowance	1.3	60.1	61.4	1.4	58.5	59.9
Average recorded investment	2.6	75.0	77.6	3.9	79.5	83.4

Interest income recognized on impaired contracts totaled $0.5 million (accrual basis) for the nine months ended June 30, 2013 and no interest income was recognized on impaired loans during the comparable prior year period.

4.                     CONCENTRATIONS OF CREDIT RISK

Receivables By Legal Gaming Region At June 30, 2013

Nevada	9%
Canada	7
Illinois	6
California	5
Other (less than 4% individually)	25
North America	52%

Argentina	18%
Europe	9
Australia	5
Mexico	6
Other (less than 4% individually)	10
International	48%

5.                     INVENTORIES

	June 30, 2013	September 30, 2012
Raw materials	$54.0	$48.8
Work-in-process	4.4	2.4
Finished goods	37.0	41.7
Total	$95.4	$92.9

6.                     PROPERTY, PLANT AND EQUIPMENT

	June 30, 2013	September 30, 2012
Land	$61.2	$62.7
Buildings	231.1	236.7
Leasehold improvements	15.6	15.3
Machinery, furniture and equipment	304.7	287.9
Gaming operations equipment	802.6	813.5
Total	1,415.2	1,416.1
Less accumulated depreciation	(916.0)	(860.4)
Property, plant and equipment, net	$499.2	$555.7

7.                     GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment
For the Nine Months Ended June 30, 2013	North America	International	Total
Beginning balance	$1,275.6	$194.1	$1,469.7
Purchase price adjustment	(0.2)	-	(0.2)
Foreign currency	-	(4.7)	(4.7)
Ending balance	$1,275.4	$189.4	$1,464.8

Other Intangibles

During the nine months ended June 30, 2013, $0.2 million of patent legal costs were capitalized with a weighted average life of 2.8 years.

	June 30, 2013			September 30, 2012
Ending Balances	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$376.4	$327.9	$48.5	$379.6	$310.7	$68.9
Developed technology	128.8	76.1	52.7	131.9	68.3	63.6
Contracts	20.0	18.3	1.7	23.9	21.1	2.8
Reacquired rights	14.7	4.8	9.9	14.7	3.5	11.2
Customer relationships	61.1	36.0	25.1	61.1	23.9	37.2
Trademarks	12.5	4.6	7.9	12.5	2.8	9.7
Total	$613.5	$467.7	$145.8	$623.7	$430.3	$193.4

	Periods Ended June 30,
	Third Quarters		Nine Months		Future Annual Estimates
Aggregate Amortization	2013	2012	2013	2012	2013	2014	2015	2016	2017
	$15.9	$17.6	$47.8	$44.8	$63.0	$52.1	$36.1	$22.0	$10.2

8.                     FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Money market funds	$172.6	$172.6	$-	$-
Derivative assets	75.7	-	75.7	-
Derivative liabilities	(70.9)	-	(70.9)	-
Acquisition contingent consideration payable	(99.4)	-	-	(99.4)

September 30, 2012
Money market funds	$77.0	$77.0	$-	$-
Derivative assets	118.2	-	118.2	-
Derivative liabilities	(119.7)	-	(119.7)	-
Acquisition contingent consideration payable	(116.4)	-	-	(116.4)

Valuation Techniques and Balance Sheet Presentation

Money market funds were primarily money market securities valued based on quoted market prices in active markets.

Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties, LIBOR credit default swap rates for non-performance risk, forward yields for the 10-year treasury sourced from Bloomberg, and net settlement amounts where appropriate. These are presented primarily as components of other assets, other liabilities, notes payable, and AOCI. See Note 9.

Acquisition contingent consideration payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (10% - 80%) to each outstanding scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at June 30, 2013. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value. Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent consideration payable was presented as a component of other liabilities, $55.0 million current and $44.4 million noncurrent at June 30, 2013 versus $42.8 million current and $73.6 million noncurrent at September 30, 2012. Earn-out consideration of $45.0 million (excluding payroll taxes) was paid during the 2013 second quarter for earnings targets met by DoubleDown during calendar 2012.

The payable fair value increased during the third quarter and nine months ended June 30, 2013 by $11.8 million and $28.0 million, respectively, for contingent acquisition related costs, along with $7.3 million and $29.8 million, respectively for accrued retention plan compensation. Changes in fair value were primarily due to higher earnings projections and the time-value of money.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Nine Months Ended June 30,	2013	2012
	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates	Acquisition Contingent Consideration Payable
Beginning balance	$(116.4)	$9.3	$-
Gain (loss) included in:
Other income (expense) - other	-	(0.7)	-
Other comprehensive income	-	-	-
Issuances	-	-	(88.9)
Accretion (interest and fair value adjustment)	(28.0)	0.6	(11.1)
Settlements	45.0	(9.2)	-
Ending balance	$(99.4)	$-	$(100.0)

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$-	$-

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
June 30, 2013
Jackpot investments	$330.1	$375.0	$375.0	$-	$-	$44.9
Contracts & notes receivable	349.0	339.1	-	-	339.1	(9.9)
Jackpot liabilities	(435.8)	(437.0)	-	-	(437.0)	(1.2)
Debt	(1,614.4)	(1,779.7)	(1,779.7)	-	-	(165.3)

September 30, 2012
Jackpot investments	$355.9	$422.0	$422.0	$-	$-	$66.1
Contracts & notes receivable	357.5	353.5	-	-	353.5	(4.0)
Jackpot liabilities	(481.0)	(503.0)	-	-	(503.0)	(22.0)
Debt	(1,726.9)	(1,955.4)	(1,815.4)	(140.0)	-	(228.5)

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

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (2.48%) for the estimated funding rate and the 10-year credit default swap rate (1.90%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.13%) with the 1-year credit default swap rate (.19%) for the current amounts and the 2-year treasury yield curve rate (.34%) with the 2-year credit default swap rate (.39%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

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

9.                     FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $86.2 million at June 30, 2013 and $34.1 million at September 30, 2012.

Interest Rate Hedging

Swaps

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

Treasury Locks

During our 2013 third quarter, two separate interest rate lock transactions were executed to reduce exposure to fluctuations in treasury interest rates related to a future fixed rate debt issuance. These transactions fixed the treasury yield component of the coupon rate at 2.20% on an aggregate notional amount of $250.0 million and mature on August 15, 2013.

These interest rate locks were designated cash flow hedges. Changes in the fair value will be recorded until settled as a current other asset or liability depending on whether the contracts are in a gain or a loss position. The fair value of the effective portion is reported in AOCI and the amount upon settlement will be amortized over the life of the issued debt using the effective interest method. Ineffectiveness (measured as the excess change in fair value over the hypothetical expected change in fair value) is recorded in other non-operating expense.

At June 30, 2013, the change in fair value of $6.9 million was recorded as an increase to AOCI and a corresponding current other asset. Ineffectiveness for the periods ended June 30, 2013 was nil. If the interest rate locks were settled as of June 30, 2013, we would expect to amortize approximately $600,000 of this fair value gain as a yield adjustment to reduce interest expense over the next twelve months.

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value	June 30, 2013	September 30, 2012
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$2.5	$0.1
Foreign currency contracts: Other accrued liabilities	0.1	0.2
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	$66.3	$118.1
Interest rate swaps: Long-term debt	70.8	119.5
Interest rate locks: Other assets and deferred costs (current)	6.9	-
Interest rate locks: AOCI	4.4	-

	Periods Ended June 30,
	Quarters		Nine Months
Income Statement Location and Gain (loss)	2013	2012	2013	2012
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$2.5	$-	$2.6	$0.6
Designated Hedges
Interest rate swaps - ineffectiveness: Other income (expense)	$(2.6)	$(0.8)	$(3.1)	$0.1
Interest rate swaps - effectiveness: Interest expense	7.6	5.6	19.2	17.8

10.                   CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

	June 30, 2013	September 30, 2012
Credit facility	$-	$140.0
3.25% Convertible Notes (due May 2014)	850.0	850.0
7.5% Bonds (due June 2019)	500.0	500.0
5.5% Bonds (due June 2020)	300.0	300.0
Total principal debt obligations	1,650.0	1,790.0
Discounts:
3.25% Convertible Notes (due May 2014)	(32.7)	(60.0)
7.5% Bonds (due June 2019)	(1.9)	(2.1)
5.5% Bonds (due June 2020)	(1.0)	(1.0)
Swap fair value adjustments:
7.5% Bonds	48.2	77.0
5.5% Bonds	22.6	42.5
Total outstanding debt, net	$1,685.2	$1,846.4

IGT was compliant with all covenants and embedded features required no bifurcation at June 30, 2013.

Credit Facility (due April 2018)

At June 30, 2013, no borrowings were outstanding under our $1.0 billion revolving credit facility, $972.4 million was available, and $27.6 million was reserved for letters of credit and performance bonds.

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

3.25% Convertible Notes (due May 2014)

These notes were reclassified to current liabilities at June 30, 2013.

	Periods Ended June 30,
	Quarters		Nine Months
	2013	2012	2013	2012
Contractual interest expense	$6.9	$6.9	$20.7	$20.7
Discount amortization	9.3	8.5	27.3	24.9
Remaining discount amortization period (in months)	10

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

On December 7, 2009, Bally filed a motion to lift the stay and schedule a trial on the remaining issues. At a February 1, 2010 hearing on the motion, the Court indicated that it would revisit earlier motions for summary judgment on the issues not addressed on appeal, including IGT’s motions for summary judgment on Bally’s antitrust and unfair competition counterclaims. On November 29, 2010, the Court granted summary judgment in favor of IGT on all antitrust and unfair competition counterclaims by Bally and dismissed all other remaining claims. Bally appealed the grant of summary judgment. On December 17, 2012 the United States Court of Appeals for the Federal Circuit affirmed the rulings in IGT’s favor. On January 14, 2013, Bally filed a petition for rehearing of its appeal, which was denied by the Federal Circuit on February 15, 2013.

Aristocrat

2006 Northern Federal District Court of California

On June 12, 2006, Aristocrat Technologies Australia PTY Ltd. and Aristocrat Technologies, Inc. filed a patent infringement lawsuit against IGT. Aristocrat alleged that IGT willfully infringed US Patent No. 7,056,215 (the “’215 patent”), which was issued on June 6, 2006. On December 15, 2006, Aristocrat filed an amended complaint, adding allegations that IGT willfully infringed US Patent No. 7,108,603, which issued on September 19, 2006. The IGT products named in the original and amended complaints were the Fort Knox® mystery progressive slot machines. On June 13, 2007, the US District Court for the Northern District of California entered an order granting summary judgment in favor of IGT declaring both patents invalid. The US Court of Appeals for the Federal Circuit reversed this decision on September 22, 2008. IGT’s request for a rehearing was denied on November 17, 2008.

This case recommenced in the District Court and on May 13, 2010, the District Court entered an order granting IGT’s motion for summary judgment of non-infringement. Aristocrat appealed this judgment. Proceedings on IGT’s claim that Aristocrat committed inequitable conduct in reviving the “215 patent application continued in the District Court. A trial was held the week of April 4, 2011 on that inequitable conduct issue, and that claim was dismissed on May 6, 2011.

IGT and Aristocrat entered into an agreement, effective September 30, 2011, settling the lawsuit. On October 6, 2011, the parties filed a letter with the court advising the court that, in accordance with the parties’ resolution of several disputes between them, the case would be concluded by dismissal with prejudice following the final resolution of the pending appeal of the judgment of non-infringement. In connection with the settlement, IGT was granted an irrevocable paid-up license to the Aristocrat patents that were the subject of the litigation and related patents. On March 13, 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s grant of summary judgment with regard to direct infringement and vacated and remanded the District Court’s judgment with respect to indirect infringement. In accordance with the settlement agreement, the parties have stipulated to dismissal of the case and moved for entry of an order dismissing all claims and counterclaims with prejudice. On July 30, 2013, the Court entered its order dismissing with prejudice all claims and counterclaims.

Atlantic Lotteries

In an action brought in the Supreme Court of New Foundland and Labrador by Babstock and Small as representatives of a purported class of persons allegedly harmed by VLT gaming in the Province of New Foundland and Labrador. Atlantic Lottery Corporation has impleaded VLC, Inc., IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action. Plaintiffs filed a motion for class action certification on September 17, 2012. The Court has decided to address the motion for certification in two phases. Under Phase 1, the Court will determine whether the Plaintiffs have pleaded a cause of action. Hearings on Phase 1 were held on June 6 and 7, 2013. Should the Court conclude that Plaintiffs have pleaded a cause of action, then, under Phase 2, the Court would determine the appropriateness of certification of the putative class.

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

Derivative Actions

Between August 20, 2009 and September 17, 2009, the Company was nominally sued in a series of derivative lawsuits filed in the US District Court for the District of Nevada, captioned Fosbre v. Matthews et al., Case No. 3:09-cv-00467; Calamore v. Matthews et al., Case No. 3:09-cv-00489; Israni v. Bittman, et al., Case No. 3:09-cv-00536; and Aronson v. Matthews et al., Case No. 3:09-cv-00542. Plaintiffs purportedly brought their respective actions on behalf of the Company. The complaints asserted claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaints sought an unspecified amount of damages and alleged similar facts as the securities class action lawsuit described above.

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

In a letter dated October 7, 2009 to the Company’s Board of Directors, a shareholder made factual allegations similar to those set forth in the above derivative and securities class actions and demanded that the Board investigate, address and remedy the harm allegedly inflicted on IGT. In particular, the letter alleged that certain officers and directors grossly mismanaged the Company by overspending in the area of R&D of server-based game technology despite a looming recession to which the Company was particularly vulnerable; by making or allowing false and misleading statements regarding the Company’s growth prospects and earnings guidance; and by wasting corporate assets by causing the Company to repurchase Company stock at inflated prices. The letter asserts that this alleged conduct resulted in breaches of fiduciary duties and violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 9, 2010, the shareholder filed a derivative lawsuit in the US District Court for the District of Nevada, captioned Sprando v. Hart, et al., Case No. 3:10-cv-00415 and asserting claims similar to those described above. No claims were asserted against the Company, which is a nominal defendant. On July 25, 2011, the Court granted the Company’s motion to dismiss with prejudice. Plaintiff appealed to the US Court of Appeals for the Ninth Circuit on August 23, 2011. The Ninth Circuit affirmed the district court’s decision dismissing the action on June 13, 2013.

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

The consolidated complaint is based on allegations similar to those in the securities and derivative lawsuits described above, and further alleges that the defendants breached fiduciary duties to plan participants by failing to disclose material facts to plan participants, failing to exercise their fiduciary duties solely in the interest of the participants, failing to properly manage plan assets, and permitting participants to elect to invest in Company stock. In March 2011, defendants’ motion to dismiss the consolidated complaint was granted in part and denied in part. On March 16, 2012, the Court denied plaintiff’s motion for class certification. On December 21, 2012, the parties submitted a stipulation to settle the litigation for a payment of $500,000 and up to $25,000 towards settlement administrative expenses, which was accrued for in our 2013 first quarter. On January 22, 2013, the Court granted preliminary approval of the settlement. The Court entered an order granting final approval of the settlement on June 26, 2013.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at June 30, 2013 totaled $9.7 million.

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

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $19.2 million at June 30, 2013. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.4 million at June 30, 2013.

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

Nine Months Ended June 30,	2013	2012
Beginning balance	$4.2	$6.2
Reduction for payments made	(5.3)	(4.7)
Accrual for new warranties issued	7.0	6.4
Adjustments for pre-existing warranties	(1.9)	(3.3)
Ending balance	$4.0	$4.6

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

Our effective tax rate for the nine months ended June 30, 2013 decreased to 30.9% from 36.2% for the same prior year period. The current year effective tax rate was positively impacted by an increase in the manufacturing deduction and the R&D tax credit. The prior year effective tax rate was negatively impacted by losses in foreign jurisdictions for which there were no associated tax benefits and the expiration of the R&D tax credit.

At June 30, 2013, our gross UTBs totaled $109.6 million, excluding related accrued interest and penalties of $22.6 million. At June 30, 2013, $81.5 million of our UTBs, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the nine months ended June 30, 2013, our UTBs decreased $1.8 million and related interest and penalties decreased $0.8 million. We do not believe our total UTBs will change significantly during the next twelve months.

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

13. EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Nine Months Ended June 30, 2013

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	12,117	$18.12
Granted	-	-
Exercised	(776)	12.75
Forfeited	(338)	16.61
Expired	(817)	20.32
Outstanding at end of period	10,186	$18.41	5.4	$12.8

Vested and expected to vest	10,009	$18.44	5.4	$12.7

Exercisable at end of period	7,807	$18.96	4.8	$11.0

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	4,833	$14.93
Granted*	3,229	14.15
Vested	(1,169)	15.23
Forfeited	(533)	14.58
Outstanding at end of period	6,360	$14.48	1.3	$106.3

Expected to vest	5,720	$14.49	1.3	$95.6

* certain awards require satisfaction of a combination of performance and market conditions

Other Information
Shares available for future grant	24.4
Unrecognized costs for outstanding awards	$73.7
Weighted average future recognition period (in years)	1.8

14.                   EARNINGS PER SHARE

	Periods Ended June 30,
	Third Quarters		Nine Months
	2013	2012	2013	2012
Income from continuing operations available to common shares	$65.7	$46.9	$209.2	$159.6
Basic weighted average shares outstanding	260.6	292.7	263.4	295.6
Dilutive effect of non-participating share-based awards	2.6	1.6	2.2	1.6
Diluted weighted average common shares outstanding	263.2	294.3	265.6	297.2

Basic EPS from continuing operations	$0.25	$0.16	$0.79	$0.54
Diluted EPS from continuing operations	$0.25	$0.16	$0.79	$0.54

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	6.0	10.8	8.6	11.4
Notes	42.6	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

Accelerated Share Repurchase

On December 18, 2012, we received the final delivery of 2.5 million shares of IGT common stock under a $400.0 million ASR transaction executed with Goldman, Sachs, & Co. in June 2012. We received 30.3 million total shares based on VWAP over the six-month period for an average price of $13.22 per share.

15.                   BUSINESS SEGMENTS

We view our business in the following two operating segments:

●	North America includes our operations associated with land-based customers located in the US and Canada, as well as US-based interactive online social gaming operations

●	International includes our operations associated with customers located in all other jurisdictions

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

Business Segments Financial Information

	Periods Ended June 30,
	Third Quarters		Nine Months
	2013	2012	2013	2012
NORTH AMERICA
Revenues	$461.0	$416.0	$1,346.0	$1,154.2
Gaming operations	214.1	225.6	643.0	678.2
Product sales	184.7	160.1	544.2	424.0
Interactive	62.2	30.3	158.8	52.0
Gross profit	270.5	243.9	787.3	671.4
Gaming operations	128.8	135.5	391.7	404.0
Product sales	102.8	89.7	297.8	236.1
Interactive	38.9	18.7	97.8	31.3
Operating income	131.4	103.7	368.0	319.2

INTERNATIONAL
Revenues	$118.0	$116.8	$363.2	$365.4
Gaming operations	33.2	32.6	101.3	98.2
Product sales	74.5	71.5	228.7	229.4
Interactive	10.3	12.7	33.2	37.8
Gross profit	66.7	58.7	200.4	196.8
Gaming operations	22.9	20.2	69.9	68.9
Product sales	37.1	34.7	111.4	111.9
Interactive	6.7	3.8	19.1	16.0
Operating income	23.4	16.6	83.6	76.9

CORPORATE (unallocated)
Operating expenses	$(31.8)	$(24.8)	$(80.9)	$(82.6)

CONSOLIDATED
Revenues	$579.0	$532.8	$1,709.2	$1,519.6
Gaming operations	247.3	258.2	744.3	776.4
Product sales	259.2	231.6	772.9	653.4
Interactive	72.5	43.0	192.0	89.8
Gross profit	337.2	302.6	987.7	868.2
Gaming operations	151.7	155.7	461.6	472.9
Product sales	139.9	124.4	409.2	348.0
Interactive	45.6	22.5	116.9	47.3
Operating income	123.0	95.5	370.7	313.5

16.                   DISCONTINUED OPERATIONS

UK Barcrest Group

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group in September 2011 for approximately $47.0 million, which remains subject to contingent consideration related to certain customer arrangements and potential indemnification obligations. The quarter ended June 30, 2012 included loss on the sale of $0.3 million after-tax and a loss of $2.4 million (or $1.8 million after-tax) for the nine months ended June 30, 2012. Additional gain or loss on the sale may be recorded as the outstanding items are resolved over the next two years.

17.                   BUSINESS ACQUISITIONS

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

The estimated fair value of $88.9 million for the earn-out consideration at the acquisition date was included in the capitalized purchase price of $339.8 million, net of cash acquired. The retention payments were not included in the capitalized purchase price and will be recorded, along with earn-out fair value adjustments as operating expenses in a separate line for contingent acquisition related costs. Fair value amounts were determined using DCF based on probability-weighted earnings projections and a risk adjusted discount rate of 19%. See Note 8 regarding adjustments in the earn-out fair value subsequent to acquisition.

The purchase consideration was allocated as follows:

●	tangible assets of $7.2 million
●	identifiable intangible assets of $109.2 million
●	goodwill of $226.1 million related to non-separable intangibles and is deductible for tax purposes
●	liabilities of $2.7 million

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

Unaudited pro forma information

The pro forma impact to our 2012 earnings and revenues for the nine months ended June 30, 2012 would not have been material.

18.                   SUBSEQUENT EVENT

Lightning Box Games

On July 30, 2013, IGT was sued in US District Court for the Northern District of Illinois for patent infringement by Lightning Box Games (LBG). LBG alleges infringement of two related patents for "Electronic System for Playing of Reel-Type Games," and specifically accuses IGT's MultiPLAY video slot machines of infringing one or more claims of the patents LBG is seeking, among other items, preliminary and permanent injunctive relief, monetary damages resulting from the infringing conduct (including pre- and post-judgment interest), and court costs. IGT is currently evaluating this matter.

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

Our MDA is organized into the following sections:

●	FORWARD LOOKING STATEMENTS

●	OVERVIEW

●	CONSOLIDATED RESULTS

●	BUSINESS SEGMENT RESULTS

●	LIQUIDITY AND CAPITAL RESOURCES

●	RECENTLY ISSUED ACCOUNTING STANDARDS

●	CRITICAL ACCOUNTING ESTIMATES

Unless otherwise indicated in this report:

●	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities

●

italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

●	references to years relate to our fiscal years ending September 30

●	current refers to our fiscal third quarter and nine months ended June 30, 2013

●	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report

●	references to EPS are on a diluted basis

●	table amounts are presented in millions, except units and EPS

●	discussion and analysis relates to results for continuing operations of the current fiscal periods as compared with the prior year fiscal periods

We sometimes refer to the impact of changes in foreign currency exchange rates, which results from the translation of foreign functional currencies into US dollars and foreign currency transactions remeasurement. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior period rates applied to current period activity. The information posted on our website is not incorporated into this Form 10-Q.

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

●	our ability to successfully introduce new products and their impact on replacement demand

●	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives

●	our expected future financial and operational performance

●	our strategic and operational plans

●	our leadership position in the gaming industry or in online casino-style social gaming

●	the advantages offered to customers by our anticipated products and product features

●	economic conditions and other factors affecting the gaming industry

●	gaming growth, expansion, and new market opportunities

●	expected trends in the demand for our products

●	developments with respect to economic, political, regulatory and other conditions affecting our international operations

●

mergers, acquisitions and divestitures, including the expected benefits of completed acquisitions and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies

●	research and development activities, including anticipated benefits from such activities

●	fluctuations in future gross margins, tax rates, and liabilities

●	expectations regarding product sales or machine placements

●	legislative, legal or regulatory developments and related market opportunities

●	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, dividends, and share repurchases

●	losses from off-balance sheet arrangements

●	financial returns to shareholders related to management of our costs

●	the impact of recently adopted accounting pronouncements

●	the outcome and expense of litigation

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

Summary Results

	Periods Ended June 30,
	Third Quarters				Nine Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Revenues	$579.0	$532.8	$46.2	9%	$1,709.2	$1,519.6	$189.6	12%
Operating income	123.0	95.5	27.5	29%	370.7	313.5	57.2	18%
Income from continuing operations	65.7	46.9	18.8	40%	209.2	159.6	49.6	31%
EPS from continuing operations	$0.25	$0.16	$0.09	56%	$0.79	$0.54	$0.25	46%

Third quarters ended June 30, 2013 and 2012 compared

Results reflected in the table above improved primarily due to an increase of $45.0 million or 11% in North America revenues, attributable to an increase of $31.9 million in interactive, mostly from the growing social gaming contributions of DoubleDown acquired in late January 2012, and $24.6 million or 15% in product sales. These increases were partially offset by a decrease of $11.5 million or 5% in North America gaming operations.

Additionally, income and EPS from continuing operations increased due to a lower effective income tax rate of 33% versus 37% in the prior year quarter. EPS from continuing operations also benefitted from fewer shares outstanding due to share repurchases discussed further in Note 14.

Nine months ended June 30, 2013 and 2012 compared

Results reflected in the table above improved primarily due to an increase of $191.8 million or 17% in North America revenues, attributable to an increase of $120.2 million or 28% in product sales and $106.8 million in interactive, mostly from the growing social gaming contributions of DoubleDown acquired in late January 2012. These increases were partially offset by a decrease of $35.2 million or 5% in North America gaming operations.

Additionally, income and EPS from continuing operations increased due to a lower effective income tax rate of 31% versus 36% in the prior year period. EPS from continuing operations also benefitted from fewer shares outstanding due to share repurchases discussed further in Note 14.

For a more in-depth analysis of our results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

Business Trends

Increased VLT demand from various government lotteries in Canada and gaming expansion in Illinois, as well as new openings in Ohio, contributed significantly to improved machine sales during the first nine months of 2013. We continue to expect VLT shipments into Canada will be substantially complete by the end of 2013. Worldwide economic uncertainty continues to impact the willingness of our customers to purchase electronic gaming machines at an increased pace. Additionally, market impediments have hampered sales in certain international regions, but we remain committed to expanding our portfolio of localized content and continue to believe growth in the international markets will outpace North America in the long term.

In gaming operations, we also continue to be challenged by increasing competition that is investing heavily in this product line. Additionally, industry-wide gross gaming revenues remain challenged by lower discretionary spending influenced by global macroeconomic uncertainty and changes in our installed base mix toward lower-yield machines. These challenges are most evident in the reduction of our gaming operations yields. We are addressing these challenges with added team resources in MegaJackpots®, an increased mix of our franchise titles such as Wheel of Fortune®, player-direct TV and social media marketing programs, and focused releases of innovative new game content. We also remain committed to disciplined capital deployment and attempting to offset some of the yield pressures through greater operational efficiency.

Technological advances in and the increasing popularity of wireless mobile technology, such as smart phones, tablets, and social networking, have led to growth in online social gaming. These games appeal to a broader consumer demographic of players. With the acquisition of DoubleDown in January 2012, we established a leading position in interactive online casino-style social gaming, adding new distribution channels for IGT game content, and providing players access to our games across multiple platforms and devices. Our online DoubleDown Casino® revenues have increased each quarter, with the 2013 third quarter up 105% over the same quarter last year and 13% over the prior sequential quarter. Much of this improvement is attributable to the introduction of IGT content to the DoubleDown Casino®. We expect interactive online gaming to continue to be an important strategic part of our business and intend to enter and do business in those markets that offer attractive return characteristics and build on our existing capabilities.

Strategic Objectives

We continue to partner with our customers to build stronger relationships and deliver innovative gaming products and services. We remain focused on strategic objectives designed to improve our business and increase shareholder value. We remain focused on achieving the following strategic objectives:

●	Reinforcing a leadership position in our core business

●	Increasing revenues and profitability in international markets

●	Propelling our game content across the broadest possible global network

●	Returning capital to shareholders in a consistent, efficient manner

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$579.0	$532.8	$46.2		9%	$1,709.2	$1,519.6	$189.6		12%
Gross margin	58%	57%	1	pp		58%	57%	1	pp

Operating income	$123.0	$95.5	$27.5		29%	$370.7	$313.5	$57.2		18%
Margin	21%	18%	3	pp		22%	21%	1	pp

Income from continuing operations	$65.7	$46.9	$18.8		40%	$209.2	$159.6	$49.6		31%
Discontinued operations	-	(0.3)	0.3		*	-	(1.8)	1.8		*
Net income	$65.7	$46.6	$19.1		41%	$209.2	$157.8	$51.4		33%

EPS
Continuing operations	$0.25	$0.16	$0.09		56%	$0.79	$0.54	$0.25		46%
Discontinued operations	-	-	-		*	-	(0.01)	0.01		*
Net income	$0.25	$0.16	$0.09		56%	$0.79	$0.53	$0.26		49%

Third quarters ended June 30, 2013 and 2012 compared

Total revenues improved 9%, primarily due to an increase of $45.0 million in North America revenues, attributable to increases of $31.9 million in interactive, mostly from the growing social gaming revenues of DoubleDown acquired in late January 2012, and $24.6 million in product sales, partially offset by a decrease in gaming operations of $11.5 million. Total gross margin increased due to improved margins in interactive and product sales.

Operating income improved 29% primarily due to higher revenues described above. Operating margin increased as revenue growth outpaced the increase in operating expenses. See OPERATING EXPENSES below for additional information.

Income and EPS from continuing operations improved, primarily due to increased operating income and a lower effective income tax rate as discussed below under “Income Tax Provisions.” EPS additionally benefitted from the effect of share repurchases discussed in Note 14.

Nine months ended June 30, 2013 and 2012 compared

Total revenues improved 12%, primarily due to an increase of $191.8 million in North America revenues, attributable to an increase of $120.2 million in product sales and $106.8 million in interactive, mostly from the growing social gaming revenues of DoubleDown acquired in late January 2012. These increases were partially offset by a decrease in North America gaming operations revenues of $35.2 million or 5%. Total gross margin increased due to improved margins in interactive and gaming operations.

Operating income improved 18% primarily due to increased North America product sales. Similar to the quarterly comparison, operating margin improvement was due to revenue growth outpacing increased operating expenses. See OPERATING EXPENSES below for additional information.

Income and EPS from continuing operations improved, primarily due to increased operating income and a lower effective income tax rate as discussed below under “Income Tax Provisions.” EPS additionally benefitted from the effect of share repurchases discussed further in Note 14.

Discontinued operations in the prior year nine-month period related to the sale of our UK Barcrest Group in 2011. See Note 16.

GAMING OPERATIONS

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$247.3	$258.2	$(10.9)		-4%	$744.3	$776.4	$(32.1)		-4%

Gross margin	61%	60%	1	pp		62%	61%	1	pp

Installed base (units '000)	56.7	56.9	(0.2)		-	56.7	56.9	(0.2)		-
MegaJackpots® (premium brand)	25.8	27.4	(1.6)		-6%	25.8	27.4	(1.6)		-6%
Lease (CDS, Racino, other)	30.9	29.5	1.4		5%	30.9	29.5	1.4		5%

Yield (average revenue per unit)	$47.96	$50.20	$(2.24)		-4%	$47.91	$51.31	$(3.40)		-7%

Third quarters ended June 30, 2013 and 2012 compared

Gaming operations revenues decreased 4% driven primarily by lower yields, most significantly in Megajackpots®. Gross margin improvement was primarily due to lower jackpot expenses and depreciation related to fewer machine builds. Yield decreased 4% primarily due to lower performance, most significantly in Megajackpots® WAP games, and continued installed base expansion in lower-yield units.

Nine months ended June 30, 2013 and 2012 compared

Gaming operations revenue decrease of 4%, yield decline of 7%, and gross margin improvement were driven by the same factors as the quarterly comparison.

PRODUCT SALES

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$259.2	$231.6	$27.6		12%	$772.9	$653.4	$119.5		18%
Machines	177.9	159.2	18.7		12%	537.8	436.0	101.8		23%
Non-machine (a)	81.3	72.4	8.9		12%	235.1	217.4	17.7		8%

Gross margin	54%	54%	-	pp		53%	53%	-	pp

Machine units recognized ('000) (1)	13.4	11.6	1.8		16%	38.4	29.1	9.3		32%

Machine ASP ('000)	$13.3	$13.7	$(0.4)		-3%	$14.0	$15.0	$(1.0)		-7%

Machine units shipped ('000) (2)	13.6	12.6	1.0		8%	37.2	29.6	7.6		26%
New/expansion	3.4	4.2	(0.8)		-19%	9.6	9.8	(0.2)		-2%
Replacement	10.2	8.4	1.8		21%	27.6	19.8	7.8		39%

(a) non-machine revenue includes systems, license fees, parts/service/other

(1) correlates with revenues recognized; (2) includes deferred revenue units

Third quarters ended June 30, 2013 and 2012 compared

Product sales revenue grew 12% primarily due to increased North America VLT machine sales and higher non-machine sales. Machine units recognized increased 16%, primarily driven by higher VLT machines. We shipped 3,300 replacement VLT units into Canada (up 2,500) and 1,300 new units into Illinois. Machine ASP decreased 3% primarily due to greater mix of lower-priced VLT units and increased discounting. Non-machine revenues increased 12%, with increases in all categories (parts, systems, and license fees). Gross margin was flat, as increased discounts were offset by a favorable mix of higher-margin parts.

Nine months ended June 30, 2013 and 2012 compared

Product sales revenue grew 18% driven by increased North America VLT machine sales, as well as new casino openings. Machine units recognized increased 32%, primarily driven by VLT machines, with 7,600 additional replacement units in Canada and 3,100 new units in Illinois. Machine ASP decreased 7% primarily due to promotional discounting and a higher mix of lower-priced VLT units. Non-machine revenues increased 8%, primarily due to an increase of $14.0 million in IP license fees, in part due to a patent royalty settlement of $5.0 million. Gross margin was flat, affected by the same factors as the quarterly comparison.

INTERACTIVE

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$72.5	$43.0	$29.5		69%	$192.0	$89.8	$102.2		114%
Social gaming	61.4	29.9	31.5		105%	157.1	51.2	105.9		207%
IGTi	11.1	13.1	(2.0)		-15%	34.9	38.6	(3.7)		-10%

Gross margin	63%	52%	11	pp		61%	53%	8	pp

DoubleDown average user statistics*
DAU (Daily active users) ('000)	1,690	1,355	335		25%	1,613	1,351	262		19%
MAU (Monthly active users) ('000)	6,658	5,217	1,441		28%	5,950	5,110	840		16%
Bookings per DAU (0.00)	$0.40	$0.25	$0.15		60%	$0.36	$0.25	$0.11		44%

*as a single application with multiple games, active users equal unique users

Third quarters ended June 30, 2013 and 2012 compared

Interactive revenue grew $29.5 million or 69%, primarily from growth in our DoubleDown Casino®. Social gaming revenues improved as a result of increases in both bookings per DAU (up 60%) and DAU (up 25%). These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® and overall growth in desktop and mobile platform applications.

IGTi real-money wagering revenues decreased 15%, primarily due to a decrease of $4.3 million related to the closures of certain European online turnkey and poker operations. This decrease was partially offset by an increase of $2.3 million or 26% in online casino revenues, primarily due to a 36% increase in the number of IGT rgs® customers. Also, mobile generated 22% of online casino revenues compared to 12% in the prior year quarter.

Interactive gross margin growth was primarily due to the increasing contribution from higher margin social gaming. Amortization in cost of sales for DoubleDown acquired developed technology totaled $2.3 million in 2013 period and $1.7 million in the prior year period.

Nine months ended June 30, 2013 and 2012 compared

Similar to the quarterly comparison, interactive revenue grew $102.2 million primarily from our acquisition in late January 2012 and subsequent growth of the DoubleDown Casino®. Social gaming revenues continue to improve as a result of increases in both bookings per DAU (up 44%) and DAU (up 19%).

Similar to the quarterly comparison, IGTi real-money wagering revenues decreased 10%, primarily due to a decrease of $12.4 million related to certain European closures, partially offset by an increase in online casino revenues of $8.7 million. Also, mobile generated 21% of online casino revenues compared to 14% in the prior year period.

Gross margin growth was primarily due to the favorable contribution from social gaming. Amortization in cost of sales for DoubleDown acquired developed technology totaled $6.9 million in the 2013 period and $4.0 million in the prior year period.

OPERATING EXPENSES

	Periods Ended June 30,
	Third Quarters				Nine Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Selling, general and administrative	$114.4	$104.9	$(9.5)	-9%	$325.0	$303.8	$(21.2)	-7%
Research and development	59.8	55.1	(4.7)	-9%	172.3	157.3	(15.0)	-10%
Depreciation and amortization	19.3	21.1	1.8	9%	58.0	55.8	(2.2)	-4%
Subtotal SG&A-R&D-D&A	193.5	181.1	(12.4)	-7%	555.3	516.9	(38.4)	-7%
Percent of revenue	33%	34%			32%	34%
Contingent acquisition-related costs	19.2	26.0	6.8	26%	58.6	37.8	(20.8)	-55%
Impairment and restructuring	1.5	-	(1.5)	*	3.1	-	(3.1)	*
Total operating expenses	$214.2	$207.1	$(7.1)	-3%	$617.0	$554.7	$(62.3)	-11%
Percent of revenues	37%	39%			36%	37%

Third quarters ended June 30, 2013 and 2012 compared

Operating expenses increased 3%, due to incremental costs primarily related to higher employee headcount, professional fees, and advertising, partially offset by reduced costs related to the European closures. Over half of the increased employee headcount was related to R&D initiatives. Professional fees increased $8.1 million, including $3.7 million connected to the proxy contest. Additional advertising costs of $6.1 million correlated with increasing social gaming revenues.

These increases were partially offset by a decrease of $6.6 million in bad debt provisions related to certain customer receivables, prior year severance costs of $1.3 million, and lower acquisition-related charges primarily related to DoubleDown noted in the table below. Factors driving changes in the contingent costs are discussed in Note 8.

Acquisition-related charges	2013	2012
Earn-out	$11.8	$11.1
Retention	7.4	14.9
Total contingent costs	19.2	26.0
Amortization of acquired intangibles	4.4	4.7
Professional fees	-	0.1
Total	$23.6	$30.8

The current quarter impairment of $1.5 million related to our UK building held for sale.

Nine months ended June 30, 2013 and 2012 compared

Operating expenses increased 11%, primarily due to additional investment in interactive business and technology. Interactive operating expenses increased $41.3 million, in part due to an increase of $19.7 million in contingent acquisition-related charges in the table below, primarily related to the DoubleDown acquisition in January 2012.

Acquisition-related charges	2013	2012
Earn-out	$28.0	$26.7
Retention	30.6	11.1
Total contingent costs	58.6	37.8
Amortization of acquired intangibles	13.3	8.6
Professional fees	-	5.8
Total	$71.9	$52.2

Interactive operating expense increases also included $21.1 million for advertising related to player marketing, predominantly in correlation with increasing social gaming revenues. Other operating expense increases included $7.6 million related to proxy contest fees and $5.3 million in bad debt provisions related to certain specific customer receivables. These increases were partially offset by prior year settlement charges of $3.1 million related to early cancellation of a distributor agreement and $2.5 million in severance costs. The remaining incremental expenses in SG&A and R&D generally related to increased employee headcount.

Current year impairment included $1.5 million related to our UK building held for sale and $1.6 million related to our Alabama notes receivable, mostly related to the associated property collateral. See Note 19 of our Annual Report on Form 10-K for the year ended September 30, 2012 for additional information about our Alabama notes.

OTHER INCOME (EXPENSE)

	Periods Ended June 30,
	Third Quarters				Nine Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Interest Income	$11.5	$11.0	$0.5	5%	$34.0	$33.9	$0.1	-
WAP investments	4.3	4.8	(0.5)	-10%	13.5	15.1	(1.6)	-11%
Receivables and investments	7.2	6.2	1.0	16%	20.5	18.8	1.7	9%

Interest Expense	(30.5)	(30.8)	0.3	1%	(92.4)	(90.9)	(1.5)	-2%
WAP jackpot liabilities	(4.3)	(4.8)	0.5	10%	(13.5)	(15.0)	1.5	10%
Borrowings	(17.2)	(17.8)	0.6	3%	(52.4)	(51.8)	(0.6)	-1%
Convertible debt equity discount	(9.0)	(8.2)	(0.8)	-10%	(26.5)	(24.1)	(2.4)	-10%

Other, including gain (loss)	(6.7)	(1.6)	(5.1)	*	(9.6)	(6.4)	(3.2)	*

Total other income (expense), net	$(25.7)	$(21.4)	$(4.3)	-20%	$(68.0)	$(63.4)	$(4.6)	-7%

 Third quarters ended June 30, 2013 and 2012 compared

The change in total other income (expense) was unfavorable primarily due to increases in foreign currency losses of $3.9 million and fair value loss adjustment on our interest rate swaps of $3.4 million, partially offset by favorable changes in other gains, interest income and interest expense.

Nine months ended June 30, 2013 and 2012 compared

The change in total other income (expense) was unfavorable primarily due to additional fair value loss of $3.1 million on our interest rate swaps and higher interest expense on debt of $3.0 million.

INCOME TAX PROVISION (See Note 12)

	Periods Ended June 30,
	Third Quarters				Nine Months
	2013	2012	C h a n g e		2013	2012	C h a n g e
Income tax provision	$31.6	$27.2	$(4.4)		$93.5	$90.5	$(3.0)
Effective tax rate	32.5%	36.7%	4.2	pp	30.9%	36.2%	5.3	pp

Our 2013 effective tax rate decreased primarily due to increases in our manufacturing deduction and R&D tax credit. The 2012 provision was negatively impacted by losses in foreign jurisdictions for which there were no associated tax benefits and the expiration of the R&D tax credit.

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in UTBs

BUSINESS SEGMENT RESULTS (See Note 15)

NORTH AMERICA SEGMENT RESULTS

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Total Revenues	$461.0	$416.0	$45.0		11%	$1,346.0	$1,154.2	$191.8		17%
Gross Margin	59%	59%	-	pp		58%	58%	-	pp

Operating Income	$131.4	$103.7	$27.7		27%	$368.0	$319.2	$48.8		15%
Margin	29%	25%	4	pp		27%	28%	(1	)pp

*as a single application with multiple games, active users equal unique users

Third quarters ended June 30, 2013 and 2012 compared

North America revenues improved 11% driven by increases of $31.9 million in interactive and $24.6 million in product sales, partially offset by a decline in gaming operations of $11.5 million. Total gross margin was comparable overall and in each category of revenue. Operating income and margin improved as a result of revenue growth and lower operating expenses. Lower operating expenses resulted from decreases of $7.2 million in bad debt provisions, $6.8 million in contingent acquisition costs, and $1.3 million in depreciation and amortization, partially offset by increases in advertising and employee costs, largely related to social gaming initiatives.

Nine months ended June 30, 2013 and 2012 compared

North America revenues improved 17% driven by increases in product sales of $120.2 million and interactive of $106.8 million, partially offset by a decline in gaming operations of $35.2 million. Total gross margin was comparable, as margin improvement in gaming operations and interactive was offset by margin decline in product sales.

Operating income improved 15% primarily due to revenue growth. Operating margin decreased slightly primarily as a result of operating expense increases, including $19.7 million for acquisition-related charges, higher advertising and employee costs, and $1.6 million for impairment of our Alabama note receivable.

NORTH AMERICA GAMING OPERATIONS

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$214.1	$225.6	$(11.5)		-5%	$643.0	$678.2	$(35.2)		-5%

Gross margin	60%	60%	-	pp		61%	60%	1	pp

Installed base (units '000)	42.5	43.4	(0.9)		-2%	42.5	43.4	(0.9)		-2%
MegaJackpots® (premium brand)	22.5	24.2	(1.7)		-7%	22.5	24.2	(1.7)		-7%
Lease (CDS, racino, other)	20.0	19.2	0.8		4%	20.0	19.2	0.8		4%

Yield (average revenue per unit)	$55.34	$57.57	$(2.23)		-4%	$54.85	$58.97	$(4.12)		-7%

Third quarters ended June 30, 2013 and 2012 compared

North America gaming operations revenues decreased 5%, primarily due to lower yields, most significant in Megajackpots®. Gross  margin was comparable, as lower jackpot expense offset reduced yields. Installed base decreased 900 units due to a decline in MegaJackpots® units, partially offset by additions in lease operations. Yield decreased 4%, primarily due to lower performance most significant in MegaJackpots® WAP games, as well as a higher concentration of installed base in lower-yield units.

Nine months ended June 30, 2013 and 2012 compared

North America gaming operations revenues decreased 5%, primarily due to lower Megajackpots® revenue partially offset by increased lease operations revenues. Gross margin improvement was primarily due to lower jackpot expense and reduced depreciation associated with decreased machine builds, as well as an increasing mix of lower-yield/higher-margin games. Installed base decline and the 7% decrease in yield were driven by the same factors affecting the quarterly comparison.

NORTH AMERICA PRODUCT SALES

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$184.7	$160.1	$24.6		15%	$544.2	$424.0	$120.2		28%
Machines	123.5	107.8	15.7		15%	374.1	268.3	105.8		39%
Non-machine	61.2	52.3	8.9		17%	170.1	155.7	14.4		9%

Gross margin	56%	56%	-	pp		55%	56%	(1	)pp

Machine units recognized ('000)	10.0	8.2	1.8		22%	28.3	18.8	9.5		51%

Machine ASP ('000)	$12.4	$13.1	$(0.7)		-5%	$13.2	$14.3	$(1.1)		-8%

Machine units shipped ('000)	10.3	8.7	1.6		18%	28.3	18.9	9.4		50%
New/expansion	2.5	3.1	(0.6)		-19%	6.9	5.4	1.5		28%
Replacement	7.8	5.6	2.2		39%	21.4	13.5	7.9		59%

Third quarters ended June 30, 2013 and 2012 compared

Revenues from North America product sales grew 15% driven primarily by increased VLT machine sales. Machine units recognized increased 22%, primarily driven by higher VLT machines. We shipped 3,300 replacement VLT units into Canada (up 2,500) and 1,300 new units into Illinois. Non-machine revenues increased 17%, primarily due to systems sales. Machine ASP decreased 5% primarily due to a higher mix of lower-priced VLT machines and discounting. Gross margin was flat, as favorable product mix and lower nonstandard costs were offset by increased discounts.

Nine months ended June 30, 2013 and 2012 compared

Revenues from North America product sales grew 28% driven primarily by increased VLT machine sales, as well as new casino openings in Ohio. Machine units recognized increased 51%, primarily driven by VLT machines, with 7,600 incremental replacement units in Canada and 3,100 new units in Illinois. Non-machine revenues increased 9%, primarily due to an increase of $14.0 million in IP license fees, in part due to a patent royalty settlement of $5.0 million and increased systems sales. Machine ASP and gross margin decreases were driven by the same factors affecting the quarterly comparison.

NORTH AMERICA INTERACTIVE

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$62.2	$30.3	$31.9		105%	$158.8	$52.0	$106.8		205%
Social gaming	61.4	29.9	31.5		105%	157.1	51.2	105.9		207%
IGTi	0.8	0.4	0.4		100%	1.7	0.8	0.9		113%

Gross margin	63%	62%	1	pp		62%	60%	2	pp

DoubleDown average user statistics
DAU (Daily active users) ('000)	1,690	1,355	335		25%	1,613	1,351	262		19%
MAU (Monthly active users) ('000)	6,658	5,217	1,441		28%	5,950	5,110	840		16%
Bookings per DAU (0.00)	$0.40	$0.25	$0.15		60%	$0.36	$0.25	$0.11		44%

Third quarters ended June 30, 2013 and 2012 compared

North America interactive revenues grew $31.9 million, primarily as a result of our acquisition in late January 2012 and subsequent growth of the DoubleDown Casino®. Social gaming revenues continue to improve as a result of increases in both bookings per DAU (up 60%) and DAU (up 25%). These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® and overall growth in desktop and mobile platform applications. Gross margin growth was primarily the result of the favorable contribution from DoubleDown.

Nine months ended June 30, 2013 and 2012 compared

Consistent with the quarterly comparison, North America interactive revenue grew $106.8 million primarily as a result of DoubleDown’s added contribution. Social gaming revenues continue to improve with increases in both bookings per DAU (up 44%) and DAU (up 19%). IGTi real-money wagering revenue increased $0.9 million and gross margin growth was due to the favorable contribution from DoubleDown.

INTERNATIONAL SEGMENT RESULTS

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Total Revenues	$118.0	$116.8	$1.2		1%	$363.2	$365.4	$(2.2)		-1%
Gross Margin	57%	50%	7	pp		55%	54%	1	pp

Operating Income	$23.4	$16.6	$6.8		41%	$83.6	$76.9	$6.7		9%
Margin	20%	14%	6	pp		23%	21%	2	pp

Third quarters ended June 30, 2013 and 2012 compared

International revenues improved 1%, driven by increases of $3.0 million in product sales and $0.6 million in gaming operations, partially offset by a decline of $2.4 million in interactive. Total gross margin improvement was due to higher margins in all three revenue lines. Operating income and operating margin improvement was primarily attributable to the closures of certain interactive operations in Europe.

Nine months ended June 30, 2013 and 2012 compared

International revenues declined 1%, primarily due to a decrease of $4.6 million in interactive, partially offset by an increase of $3.1 million in gaming operations. Changes in foreign currency exchange negatively impacted revenues by $2.9 million, most significant in gaming operations. Total gross margin improvement was primarily due to higher interactive margin.

Operating income and operating margin improved due to lower operating expenses and margin improvements, primarily attributable to the closures of certain interactive operations in Europe, partially offset by an increase of $4.8 million in bad debt provisions. Additionally, the prior year period included charges of $3.1 million related to a distributor cancellation settlement.

INTERNATIONAL GAMING OPERATIONS

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$33.2	$32.6	$0.6		2%	$101.3	$98.2	$3.1		3%

Gross margin	69%	62%	7	pp		69%	70%	(1	)pp

Installed base (units '000)	14.2	13.5	0.7		5%	14.2	13.5	0.7		5%
MegaJackpots® (Premium brand)	3.3	3.2	0.1		3%	3.3	3.2	0.1		3%
Lease	10.9	10.3	0.6		6%	10.9	10.3	0.6		6%

Yield (average revenue per unit)	$25.76	$26.62	$(0.86)		-3%	$26.55	$27.05	$(0.50)		-2%

Third quarters ended June 30, 2013 and 2012 compared

International gaming operations revenues increased 2% primarily due to installed base growth. Gross margin increased primarily due to lower depreciation. Installed base grew 5% driven primarily by an increase in lease operations units. Yield declined 3%, primarily due to lower performance, as well as higher percentage of lower yielding units, and unfavorable changes in foreign exchange rates.

Nine months ended June 30, 2013 and 2012 compared

Gaming operations revenues increased 3% on installed base growth of 5%. Gross margin decreased 1% on higher costs and unfavorable exchange rates. Yield declined 2% due to the same factors as the quarterly comparison.

INTERNATIONAL PRODUCT SALES

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues	$74.5	$71.5	$3.0		4%	$228.7	$229.4	$(0.7)		-
Machines	54.4	51.4	3.0		6%	163.7	167.7	(4.0)		-2%
Non-machine	20.1	20.1	-		-	65.0	61.7	3.3		5%

Gross margin	50%	49%	1	pp		49%	49%	-	pp

Machine units recognized ('000)	3.4	3.4	-		-	10.1	10.3	(0.2)		-2%

Machine ASP ('000)	$16.1	$15.1	$1.0		7%	$16.2	$16.3	$(0.1)		-1%

Machine units shipped ('000)	3.3	3.9	(0.6)		-15%	8.9	10.7	(1.8)		-17%
New/expansion	0.9	1.1	(0.2)		-18%	2.7	4.4	(1.7)		-39%
Replacement	2.4	2.8	(0.4)		-14%	6.2	6.3	(0.1)		-2%

Third quarters ended June 30, 2013 and 2012 compared

International product sales revenue increased 4% despite lower units and gross margin improved due to higher machine ASP, up 7% primarily related to favorable product mix. Non-machine revenues were flat.

Nine months ended June 30, 2013 and 2012 compared

International product sales revenue remained relatively flat, as a 5% increase in non-machine revenues from theme conversions and systems sales were offset by a decrease in machine revenues, down on lower unit volume. Gross margin was flat, as a favorable mix of higher-margin non-machine revenue was offset by increased discounts and non-standard manufacturing costs.

INTERNATIONAL INTERACTIVE

	Periods Ended June 30,
	Third Quarters					Nine Months
	2013	2012	C h a n g e			2013	2012	C h a n g e
Revenues - IGTi	$10.3	$12.7	$(2.4)		-19%	$33.2	$37.8	$(4.6)		-12%
Gross margin	65%	30%	35	pp		58%	42%	16	pp

Third quarters ended June 30, 2013 and 2012 compared

International IGTi revenues declined 19%, primarily due to a decrease of $4.3 million related to the closures of certain European online turnkey and poker operations. The decrease from closures was partially offset by an increase of $1.9 million in online casino revenues, primarily related to a 37% increase in the number of customers. Gross margin improvement was attributable to reduced tax assessments, an increased mix of higher-margin IGT rgs® revenues, and a realignment of certain player marketing costs.

Nine months ended June 30, 2013 and 2012 compared

Similar to the quarterly comparison, International IGTi revenues declined 12%, primarily due to a decrease of $12.4 million related to certain European closures, partially offset by an increase in online casino revenues of $7.8 million. Gross margin improvement was attributable to the same factors affecting the quarterly comparison.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At June 30, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, free cash flow generated by the business, as well as, the issuance of debt and equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	June 30,	September 30,	Increase
	2013	2012	(Decrease)
Cash and equivalents	$229.3	$206.3	$23.0
Accounts receivable, net	334.6	346.6	(12.0)
Inventories	95.4	92.9	2.5
Working Capital	(196.1)	633.0	(829.1)

Trailing-twelve month statistics, excluding discontinued operations:
Days sales outstanding (excluding contracts and notes)	52	59	(7)
Inventory turns	5.3	4.8	0.5

Cash and equivalents increased $23.0 million during the nine months ended June 30, 2013 primarily due to cash generated from operations of $335.2 million and net proceeds of $86.0 million, collectively, from investments, loans, and assets. These increases were primarily offset by cash used for net debt repayments of $143.2 million, capital expenditures of $97.1 million, share repurchases of $81.0 million, dividends paid of $55.5 million, and financing payments of $27.9 million for acquisition-related contingent earn-out accrued at acquisition.

Payments for acquisition-related contingent consideration during the nine months ended June 30, 2013 totaled $74.8 million, comprised of $29.7 million for retention and $45.1 million for earn-out. Payments of $27.9 million related to earn-out accrued at acquisition were included in financing cash flows. The remaining amount of contingent consideration payments was related to amounts accrued subsequent to acquisition and included in operating cash flows within the net change in accounts payable and other liabilities.

Foreign subsidiary operations held 44% of our cash and equivalents at June 30, 2013 and 47% at September 30, 2012. Restricted cash and investments, as well as jackpot annuity investments, are used primarily for funding jackpot winner payments and online player deposits.

Working capital decreased $829.1 million primarily due to the reclassification of the $817.3 million from non-current to current liabilities related to our convertible notes that mature in May 2014. See Note 10.

Inventory turns increased primarily due to increased sales volume. Days sales outstanding decreased as revenues and collections on accounts receivable increased.

Cash Flows Summary

			Favorable
Nine Months Ended June 30,	2013	2012	(Unfavorable)
Operations	$335.2	$327.0	$8.2
Investing	(11.1)	(310.2)	299.1
Financing	(293.9)	(236.0)	(57.9)
Effects of exchange rates	(7.2)	0.5	(7.7)
Net Change	$23.0	$(218.7)	$241.7

Operating cash flows increased primarily due to higher earnings, partially offset by $46.9 million of payments for acquisition-related contingent consideration, comprised of $29.7 million for retention and $17.2 million for earn-out accrued subsequent to acquisition, included within the net change in accounts payable and accrued liabilities.

Changes in operating assets and liabilities used cash of $67.6 million related to variations in business volume and payment timing. Increased cash used of $73.2 million for accounts payable and accrued liabilities (including payments of acquisition-related contingent consideration), $20.0 million for income taxes, and $19.7 million for jackpot liabilities was partially offset by less cash used of $18.1 million for inventory and $23.3 million for other assets, as well as less cash used in receivables of $3.9 million.

Reduced cash used for investing was primarily due to $233.9 million less cash used for business acquisitions and lower capital expenditures (see table below).

			Increase
Nine Months Ended June 30,	2013	2012	(Decrease)
Property, plant and equipment	$18.7	$35.3	$(16.6)
Gaming operations equipment	78.1	133.2	(55.1)
Intellectual property	0.3	2.3	(2.0)
Total capital expenditures	$97.1	$170.8	$(73.7)

Increased cash used for financing was primarily due to an increase of $423.2 million in net debt repayments, and $27.9 million paid for acquisition-related contingent consideration partially offset by $394.1 million less cash used for share repurchases.

During the first nine months of 2013, 2.5 million shares were delivered under an ASR prepaid in June 2012 and, 4.7 million shares were repurchased in the open markets for $81.0 million. During the first nine months of 2012, 21.0 million shares were delivered under the $400.0 million ASR prepaid in June 2012 and 5.0 million shares were repurchased in the open market for $75.1 million. See Note 14 for more information about the ASR.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At June 30, 2013, no borrowings were outstanding on our $1.0 billion revolving credit facility, $972.4 million was available, and $27.6 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at June 30, 2013, with an interest coverage ratio of 12.8:1 and a net funded debt leverage ratio of 2.0:1.

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

FINANCIAL CONDITION

	June 30,	September 30,	Increase
	2013	2012	(Decrease)
Assets	$4,114.4	$4,285.1	$(170.7)
Liabilities	2,826.9	3,087.3	(260.4)
Total Equity	1,287.5	1,197.8	89.7

Changes During The Nine Months Ended June 30, 2013

Total assets decreased primarily due to reductions in:

●	net property, plant and equipment of $56.5 million, mostly related to depreciation
●	other assets related to the fair value adjustment on our interest rate swaps of $51.8 million
●	net other intangible assets of $47.6 million, mostly related to amortization
●	jackpot annuity investments of $25.8 million
●	receivables of $20.5 million

These asset reductions were partially offset by an increase in cash and equivalents of $23.0 million.

Liabilities decreased primarily due to $140.0 million in net debt repayments, $74.8 million paid in contingent acquisition-related costs, and jackpot liabilities reduced by $45.2 million.

Total equity increased primarily due to earnings, partially offset by share repurchases and dividends.

CONTRACTUAL OBLIGATIONS

There have been no significant changes in our contractual obligations since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2012.

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

RECENTLY ISSUED ACCOUNTING STANDARDS OR UPDATES

There are no recently issued accounting standards or updates expected to have a material impact on our financial statements. See Note 1.

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

●	revenue recognition
●	goodwill, other intangible assets, and royalties
●	jackpot liabilities and expenses
●	inventory and gaming operations equipment
●	income taxes

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk profile has not changed materially during the first nine months of 2013 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

Item 1A.    Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2012, and our Quarterly Report on From 10-Q for the quarter ended March 31, 2013.

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

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables, including in connection with customer financing we provide to customers, which increased in amount during fiscal 2012 and the first nine months of fiscal 2013 as a result of a competitive marketplace and a challenging economic recovery.

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

Public opinion can also exert a significant influence over the regulation of the gaming industry. A negative shift in the public's perception of gaming could affect future legislation in individual jurisdictions.  Among other things, such a shift could cause jurisdictions to abandon proposals to legalize gaming, thereby limiting the number of new jurisdictions into which we could expand.  Negative public perception could also lead to new restrictions on or the prohibition of gaming in jurisdictions in which we currently operate.

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

There has also been consolidation recently in the gaming industry among our competitors.  Such consolidation could alter the competitive landscape of the industry by resulting in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to have more competitive pricing models and gain a larger market share of customers, as well as expanded product offerings and broader geographic scope of operations.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks. A significant portion of our revenues is derived from our International business segment. In addition, certain aspects of our domestic business, such as our supply chain, may be impacted by events and conditions internationally. Developments such as noted below could adversely affect our financial condition and results of operations:

●	social, political or economic instability
●	additional costs of compliance with international laws or unexpected changes in regulatory requirements
●	the effects that evolving regulations regarding data privacy may have on our online operations
●	tariffs and other trade barriers
●	volatility of financial markets and fluctuations in foreign exchange rates outside the US
●	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
●	expropriation, nationalization and restrictions on repatriation of funds or assets
●	difficulty protecting our intellectual property
●	recessions in foreign economies
●	difficulties in maintaining foreign operations
●	changes in consumer tastes and trends
●	acts of war or terrorism
●	US government requirements for export

We may be unable to protect our IP.

A significant portion of our revenues is generated from products using certain IP rights and our operating results would be negatively impacted if we are unsuccessful in licensing certain of these rights and/or protecting these rights from infringement. In addition, some of our most popular games and features are based on trademarks, patents and other IP licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for popular IP rights with reasonable terms in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or bear the licensed marks.

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

Our online social gaming casino offering is conducted largely through Facebook, and our business and our growth prospects would suffer if we fail to maintain a good relationship with Facebook, or if Facebook were to alter the terms of our relationship.

DoubleDown Casino®, which is our online social gaming casino offering, operates largely through Facebook. Consequently, our operating platform, growth prospects and future revenues from this online offering are dependent on our relationship with Facebook. While DoubleDown has historically maintained a good relationship with Facebook, our online social gaming casino offering would suffer if we are unable to continue this relationship in the future.

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

Online gaming, including social casino-style gaming, is a relatively new industry that continues to evolve. The success of this industry and our online business will be affected by future developments in social networks, mobile platforms, legal or regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to social casino-style gaming activities), taxation of gaming activities, data privacy laws and regulations, and other factors that we are unable to predict, and are beyond our control. This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our online offerings may be difficult to predict and we cannot provide assurance that our online offerings will grow at the rates we expect, or be successful in the long term.

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

2013 Third Quarter	(a) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
March 31 - April 27, 2013	-	$-	-	$525.0
April 28 - May 25, 2013	0.3	$17.03	0.3	519.1
May 26 - June 29, 2013	-	$-	-	$519.1
Total	0.3	$17.03	0.3

(a) Includes 3,800 of shares tendered by employees for net-share settlement of tax withholding obligations upon vesting

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.       Exhibits

10.1

Amended and Restated Credit Agreement, dated as of April 23, 2013, with The Royal Bank of Scotland plc. as Administrative Agent and Swing Line Lender, Wells Fargo Bank, N.A., as Syndication Agent and L/C Issuer, Bank of America, N.A., JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., Union Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, with Wells Fargo Securities, LLC, Union Bank, N.A. and RBS Securities Inc., as Joint Lead Arrangers and Joint Lead Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on April 25, 2013)

10.2

Settlement Agreement, dated June 27, 2013, among International Game Technology, Ader Investment Management LP, Ader Long/Short Fund LP, Doha Partners, I LP, Ader Fund Management LLC, Ader Investment Management LLC and each of the other persons set forth on the signature pages thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed on July 1, 2013)

10.3*	International Game Technology 2002 Stock Incentive Plan, as amended effective July 1, 2013

10.4*	2002 Stock Incentive Plan – Form: Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 2, 2013

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)