Form 10-Q/A
period 2013-06-29
INTERNATIONAL GAME TECHNOLOGY
filed 2013-08-05
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to International Game Technology's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed with the Securities and Exchange Commission on August 2, 2013 (the "Form 10-Q"), is solely to include the XBRL interactive data files as Exhibit 101.

No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

10.3*	International Game Technology 2002 Stock Incentive Plan, as amended effective July 1, 2013

10.4*	2002 Stock Incentive Plan – Form: Restricted Stock Unit Award Agreement

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS           XBRL Instance

101.SCH          XBRL Taxonomy Extension Schema

101.CAL          XBRL Taxonomy Extension Calculation

101.DEF          XBRL Taxonomy Extension Definition

101.LAB          XBRL Taxonomy Extension Labels

101.PRE          XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or arrangement, filed with Company's quarterly report on Form 10Q for the period ended June 29, 2012 (presented as June 30, 2013), filed with Securities and Exchange Commission on August 2, 2013.

**  Previously filed with Company's quarterly report on Form 10Q for the period ended June 29, 2012 (presented as June 30, 2013), filed with Securities and Exchange Commission on August 2, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2013

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)