Form 10-Q/A
period 2012-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2013-08-08
CIK 353944

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

International Game Technology (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original Form 10-Q”). This Amendment is being filed (a) to re-file Exhibits 10.1 and 10.2 (the “Exhibits”) to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibits and (b) to amend and restate the Exhibit Index included with the Original Form 10-Q. The Exhibits, as re-filed, include certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment. Nothing in the Form 10-Q is being amended other than the items described above.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on August 8, 2012, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

Item 6.           Exhibits

10.1	Capped Accelerated Stock Buyback Agreement, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co.

10.2	Supplemental Confirmation, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS#           XBRL Instance

101.SCH#          XBRL Taxonomy Extension Schema

101.CAL#          XBRL Taxonomy Extension Calculation

101.DEF#          XBRL Taxonomy Extension Definition

101.LAB#          XBRL Taxonomy Extension Labels

101.PRE#          XBRL Taxonomy Extension Presentation

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

# Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2013

INTERNATIONAL GAME TECHNOLOGY

By: /s/ John Vandemore

 John Vandemore

 Chief Financial Officer and Treasurer

 (Principal Financial Officer)