Form 10-K
period 2013-09-28
INTERNATIONAL GAME TECHNOLOGY
filed 2013-11-26
CIK 353944

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2013
 (presented as September 30, 2013)
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
Yes ☒ No ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2013:  $4.3 billion.

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 22, 2013:
248.9 million shares of common stock at $.00015625 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our Proxy Statement relating to the 2014 annual shareholders meeting are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 28, 2013

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates—actual:	Fiscal dates—as presented:
September 28, 2013	September 30, 2013
September 29, 2012	September 30, 2012
October 1, 2011	September 30, 2011
October 2, 2010	September 30, 2010
October 3, 2009	September 30, 2009

Abbreviation/term	Definition
Anchor	Anchor Gaming
AOCI	Accumulated other comprehensive income (loss)
APAC	Asia, Australia, New Zealand, and the Pacific
APIC	additional paid-in-capital
ASP	average sales price (machines)
ASR	accelerated share repurchase transaction
ASU	Accounting Standards Update
5.35% Bonds	5.35% fixed rate notes due 2023
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
B2B	Business-to-business
B2C	Business-to-customer/consumer
bps	basis points
CDS	central determination system
CEO	chief executive officer
CFO	chief financial officer
CLS	China LotSynergy Holdings, Ltd.
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EMEA	Europe (including the UK), the Middle East, and Africa
Entraction	Entraction Holding AB
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs®	IGT Remote Game ServerTM
IP	intellectual property
IRS	Internal Revenue Service
LAC	Latin America (Mexico, South and Central America) and the Caribbean
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management’s discussion and analysis of financial condition and results of operations
MLDTM	Multi-layer-display
Notes	3.25% convertible notes due 2014
OCI	Other comprehensive income (loss)
OSHA	Occupational Safety & Health Administration
pp	percentage points
R&D	research and development

Abbreviation/term	Definition
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
VAT	value added tax
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	Video lottery terminal
WAP	wide area progressive
WMS	WMS Gaming, Inc.
Yield	average revenue per unit per day
*	not meaningful (in tables)

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our ability to successfully introduce new products and their impact on replacement demand
•	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
•	our expected future financial and operational performance
•	our strategic and operational plans
•	our leadership position in the gaming industry or in online casino-style social gaming
•	the advantages offered to customers by our anticipated products and product features
•	economic conditions and other factors affecting the gaming industry
•	gaming growth, expansion, and new market opportunities
•	expected trends in the demand for our products
•	developments with respect to economic, political, regulatory and other conditions affecting our international operations
•	mergers, acquisitions and divestitures, including the expected benefits of completed acquisitions and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies
•	research and development activities, including anticipated benefits from such activities
•	fluctuations in future gross margins, tax rates, and liabilities
•	expectations regarding product sales or machine placements
•	legislative, legal or regulatory developments and related market opportunities
•	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, dividends, and share repurchases
•	losses from off-balance sheet arrangements
•	financial returns to shareholders related to management of our costs
•	the impact of recently adopted accounting pronouncements
•	the outcome and expense of litigation

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part I, Item 1A, Risk Factors, in this report for a discussion of risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

PART I

Item 1.	Business

International Game Technology is a global gaming company specializing in the design, development, manufacture, and marketing of casino-style gaming equipment, systems technology, and game content across multiple platforms—land-based, online real-money and social gaming. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices, designed to enhance the gaming player experience.

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

Fiscal Year	Ended		Weeks
	Actual	Presented as
2013	September 28, 2013	September 30, 2013	52
2012	September 29, 2012	September 30, 2012	52
2011	October 1, 2011	September 30, 2011	52
2010	October 2, 2010	September 30, 2010	52
2009	October 3, 2009	September 30, 2009	53

Unless otherwise indicated in this report:

•	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
•	italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com
•	references to years relate to our fiscal years ending September 30
•	current refers to the fiscal year ended September 30, 2013
•	Note refers to the Notes of our Consolidated Financial Statements in Item 8 of this report
•	references to EPS are on a diluted basis
•	table amounts are presented in millions, except units and EPS
•	discussion and analysis relates to results for continuing operations of the current year as compared with the prior year
•	information posted on our website is not incorporated into this Form 10-K

BUSINESS SEGMENTS

We derive our revenues from the distribution of casino games, gaming equipment and systems technology for land-based and online (social and real-money) markets. Operating results reviewed by our CEO encompass all revenue sources within each geographical region. We currently view our business in two operating segments, North America and International, each incorporating all revenue categories—Gaming Operations, Product Sales, and Interactive. Unless otherwise noted, prior year amounts throughout this report have been adjusted for operations discontinued during 2011, as further described in Note 22.

•	North America, comprising 78% of consolidated revenues in 2013, 76% in 2012 and 2011, includes operations associated with our land-based and online real-money customers located in the US and Canada, as well as all customers serviced by our US-based social gaming operations.

•	International, comprising 22% of consolidated revenues in 2013, 24% in 2012 and 2011, consists of our land-based and online real-money customers located in all other jurisdictions worldwide.

We measure segment profit on the basis of operating income. Certain income and expenses are managed at the corporate level and not allocated to an operating segment. Other segment and financial information is contained in our MDA BUSINESS SEGMENT RESULTS and Note 19 is incorporated here by this reference.

REVENUE CATEGORIES

We recognized revenues in three major categories — Gaming Operations, Product Sales and Interactive. See Footnote 1 for additional information about our revenue accounting policies.

Gaming Operations

Comprising 42% of consolidated revenues in 2013, 48% in 2012, and 53% in 2011, gaming operations generates recurring revenues by providing customers with proprietary land-based casino gaming equipment, systems, content licensing, and services under a variety of arrangements. Our gaming operations pricing arrangements are largely variable where casinos pay service fees to IGT based on a percentage of amounts wagered (also referred to as coin-in) or net win. Variable fee units comprised 83% of our IGT owned gaming operations installed base at September 30, 2013.  Fixed fee units comprised 17% of our IGT owned gaming operations installed base at September 30, 2013 and pricing arrangements are typically based on a daily or monthly fee.

Casinos with IGT WAP machines paid a percentage of the coin-in for IGT services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems, as well as funding and administration of the progressive jackpot.  The cost of funding progressive jackpots is subject to interest rate volatility as further described in Note 1, MDA—CRITICAL ACCOUNTING ESTIMATES and related risks included in Part I—Item 1A.

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

The IGT owned gaming operations installed base is comprised of our MegaJackpots® premium branded gaming machines, including WAP and stand-alone units, as well as other lease or rental units, including CDS and racino machines. IGT owned units are recorded on our balance sheet as part of property, plant and equipment. Casino owned units represent machines sold to our customers that also provide a recurring royalty fee. Gaming operations revenues are generated from the units reflected in the table below, as well as from other service fees for systems access, game content, and other gaming equipment lease or rental.

Gaming Operations Units ('000)	2013	2012	2011
IGT owned units - MegaJackpots® (Premium brand)	25.1	27.1	27.8
IGT owned units - Lease (CDS, racino, other)	29.5	30.0	26.1
IGT installed base	54.6	57.1	53.9
Casino owned	22.1	21.6	20.4
Total	76.7	78.7	74.3

Product Sales

Comprising 46% of consolidated revenues in 2013, 45% in 2012 and 2011, product sales revenues are generated from the sale of land-based gaming equipment, content, systems, services, and component parts (including kit conversions).

Product Sales Composition	2013	2012	2011
Slot machines	69%	67%	63%
Non-machine	31%	33%	37%
Gaming systems	19%	20%	22%
Parts & conversions	9%	10%	12%
Other fees & services	3%	3%	3%

Interactive

Comprising 12% of consolidated revenues in 2013, 7% in 2012, and 2% in 2011, interactive revenues are generated from online social gaming and real-money gaming products and services, presented in the following two groups.

Social Gaming

Our North America based DoubleDown online casino-style social gaming was acquired in January 2012 and generates revenues from the sale of virtual casino chips to players for use within the DoubleDown Casino® for additional play or game enhancements. Costs of revenues are comprised mainly of payment processing fees like those paid to Facebook, Apple, Google or land-based casino hosts on a revenue participation basis. Social gaming metrics include:

•	DAU measures the number of active users that play games at the DoubleDown Casino® each day. Average DAU is the average of the DAUs for each day during the period.
•	MAU measures the number of active users that played games at the DoubleDown Casino® at least once in the last 30 days. Average MAU is the average of the MAUs each day during the period.
•	DAU/MAU is a ratio used to monitor user engagement.
•	Bookings represent the total amount of virtual casino chips sold during the period, as opposed to revenues, which include deferral adjustments based on the estimated period of service or chip consumption.

Unlike many other online casino-style social games where each game is a unique application, DoubleDown operates as a single casino application with multiple games where all games are available to the player within a single application. As a result, DoubleDown’s reported number of active users is the equivalent of the number of unique users reported by many other online social casino-style game operators. Our DoubleDown strategy focuses on increasing DAU as an indicator of user engagement and average bookings per DAU. For 2013 DoubleDown averaged DAU of 1.6 million and average bookings per DAU of $0.37.

IGTi

IGTi encompasses our online real-money casino and mobile gaming systems infrastructure and applications, content licensing, and back office operational support services, including WAP jackpot funding and administration. IGTi solutions are generally provided under revenue sharing arrangements based on a percentage of net win.

IGTi solutions are provided primarily in B2B arrangements where IGTi provides content and services to a partnering business, which then connects to the player through the partner’s own site. To a lesser extent in B2C arrangements, IGTi runs the online website on behalf of the customer, connecting directly with the player. IGTi costs of revenues includes transaction costs incurred to run the sites, including player verification checks, banking transaction fees, data center costs to host servers, internet bandwidth fees, royalties, and server support/maintenance fees.

STRATEGIC BUSINESS ACQUISITIONS AND AFFILIATES

We aim to complement our internal resources through strategic alliances, investments, and business acquisitions that:

•	diversify our geographic reach
•	expand our product lines and customer base
•	leverage our technological and manufacturing infrastructure to increase our rates of return

In January 2012, we acquired Seattle based Double Down Interactive LLC., developer and operator of the online social gaming DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, bingo, and roulette to social gamers around the world. This strategic acquisition has established IGT’s position in social casino-style gaming and strengthened our core business with added distribution channels for IGT game content. DoubleDown is presented as a component of our North America segment.

Acquisitions and affiliate investments are also discussed in Notes 2 and 21. Discontinued operations, and material asset losses or impairment recognized during the last three years are discussed in our MDA—OVERVIEW, MDA—CONSOLIDATED RESULTS, and Notes 20 and 22. Risks related to business combinations and investments are described in Part I—Item 1A.

PRODUCTS

We provide a broad range of casino-style game content, equipment and systems technology for land-based and online social and real-money gaming markets under for-sale, revenue sharing, and other leasing arrangements. Concentrating on game content development and distribution across multiple channels, IGT is making meaningful inroads into achieving convergence between and amongst the online and land-based gaming worlds.

Games

We combine elements of math, play mechanics, sound, art, and technological advancements with our library of entertainment licenses and patented IP to provide gaming products designed to provide a high degree of player appeal. We continuously expand our game library with new content, popular brands, and appealing bonuses to address player preferences and other market trends.

We offer a wide array of casino-style games for land-based, online social gaming, online real-money and mobile gaming markets with multi-line, multi-coin and multi-currency configurations.

Land-Based	Multi-Player
Premier (MegaJackpots®)	Electronic Table
Multi-Level Progressive	Virtual Racing
Wide-Area Progressive
Stand-Alone	Interactive (includes mobile)
Bonusing Concepts	Online Social
Core	Slots
Video Reel	Video Poker
Spinning Reel	Table Games
Video Poker	Bingo
Multi-Game (Game King®)	Online Real-money
Game Families	MegaJackpots®
Game Hardware Series	Slots
Central Determination System	Table Games
Bingo (Class II)	Fixed Odds
VLT	Video Poker
Bingo & Keno

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

IGT also provides real-money online casino and mobile gaming systems infrastructure and applications, content licensing, and back office operational support services. The IGT Remote Game Server® (IGT rgs®) seamlessly integrates onto an operator’s interactive platform, allowing access to our portfolio of game content that allows for real-money online in legalized jurisdictions. These systems are primarily focused on the management of digital patron wallets, responsible gaming functionality, fraud detection and prevention, patron credentials, customer relationship management, player accounting, and player analytics. With these solutions, we deploy a full service platform capable of supporting the main games associated with online real-money (casino games, sports betting, multi-player poker and bingo).

RESEARCH & DEVELOPMENT

We support our product development efforts through a considerable emphasis and investment in the R&D of emerging technology trends, which we believe enables us to maintain a leadership position in the industry. Our product innovation reflects a combination of customer research, design experience and engineering excellence utilizing our game design resources, IP portfolio, and next-generation game development tools. The focus of our product development is to enhance the player experience through interactive networked gaming, information technology, innovative game design, and customer relationship services, thereby maximizing the potential for player entertainment and casino operator profitability.

We dedicate approximately 1,860 employees worldwide to R&D efforts covering multiple engineering disciplines, including hardware, electrical, systems and software for land-based, online social, and online real-money applications. We specialize in progressive creative game development including design, math, graphics and audio. Our primary development facilities are located in Nevada (Reno and Las Vegas), California (San Francisco), Washington (Seattle), China (Beijing), and Australia (Sydney). Additional global design centers provide local community presence, customized products, and regional production where beneficial or required.

Our games are created primarily by employee designers, engineers, and artists, as well as third-party content creators. We also use third-party technologies to improve the yield of our development investment and concentrate increased resources on product differentiation engineering. A significant amount of our R&D efforts during 2013 continued to focus on expanding interactive online opportunities through content development synergies related to the convergence of land-based, online social, and online real-money channels. Our investment in R&D totaled $235.0 million in 2013, $217.0 million in 2012, and $194.7 million in 2011.

Intellectual Property

Our IP portfolio of patents, trademarks, copyrights, and other licensed rights are significant to our business. At September 30, 2013, we held approximately 6,000 patents or patent applications and approximately 4,100 trademarks filed and registered worldwide. The weighted average remaining useful life of our capitalized patent costs at September 30, 2013 was approximately 2.8 years. Our brand licensing arrangements have various expiration dates through 2020 and commonly contain options to extend.

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

We market most of our products under trademarks and copyrights that provide product recognition and promote widespread acceptance. We seek protection for our copyrights and trademarks in the US and various foreign countries, where applicable. We use IP assets offensively and defensively to protect our innovation and license it to others under terms designed to promote standardization in the gaming industry. IP litigation is described in Note 13 and related risk factors are discussed in Part I—Item 1A.

SALES AND MARKETS

We market our products and services worldwide. We have a substantial presence in the US and growing international operations. We promote our products and services through a worldwide network of sales associates, as well as third-party distributors and agents in certain markets under arrangements that generally specify no minimum purchase and require specified performance standards be maintained. We offer product-related contract financing for qualified customers and development financing loans to select customers for new or expanding gaming facilities.

As of September 30, 2013, we maintained 59 offices worldwide to respond to customer needs and our Global Support Center is staffed with experts in technical issue resolution. We provide access to product information and 24-hour customer service through our website and offer a variety of customer training designed to ensure success in using our products and services to their full potential.

North America

The gaming industry installed base of slot machines in the US and Canada has been relatively stable over the last few years, at just over 939,000 legal gaming devices by our estimates. Growth of legalized gaming is largely driven by new jurisdictions considering gaming tax revenues as a means to address budget shortfalls. Sales or placements of gaming machines are also affected by new openings or expansion of existing gaming properties and the machine replacement cycle, as well as economic conditions. Additionally, we expanded into online social gaming with the acquisition of DoubleDown in January 2012.

International

The international market opportunities are expected to grow at a faster pace in the future than in North America. We continue localizing our sales presence in these international markets, as we increase scalability and prepare for new opportunities. Our global strategy capitalizes on our North America experience, while customizing products for foreign languages, unique local preferences, and regulatory requirements.

Our international gaming markets included the following customer regions at September 30, 2013:

•	Europe (including the UK), the Middle East, and Africa (EMEA)
•	Latin America (Mexico, South and Central America) and the Caribbean (LAC)
•	Asia, Australia, New Zealand, and the Pacific (APAC)

As the legalization and regulation of online gaming continues to unfold, our strategic intent is to enter and do business in those regulated markets that offer attractive return characteristics and build on our existing capabilities. In conjunction with an evaluation of resources, products, and markets from a commercial and compliance perspective, during our 2012 fourth quarter we determined it was prudent to consolidate our IGTi product development and customer service resources in Europe primarily acquired with Entraction, due in part to diminished returns largely related to regulatory challenges. As a result, we began exiting certain online turnkey and poker operations and closing or reducing certain facilities in Europe (Stockholm and Tallinn). Resulting impairment and restructuring charges are discussed in our MDA-CONSOLIDATED RESULTS, MDA--BUSINESS SEGMENT RESULTS, and Note 20.

OPERATIONAL OVERVIEW

Manufacturing and Suppliers

Our main manufacturing facilities are located in Nevada. We currently devote approximately 623,000 square feet in our Reno, NV facilities and approximately 223,000 square feet in our Las Vegas, NV facility to product development, manufacturing, warehousing, shipping, and receiving. Our manufacturing operations primarily involve the configuration and assembly of electronic components, cables, harnesses, video monitors, and prefabricated parts purchased from outside sources. We also operate facilities for silkscreen manufacturing and digital design.

We use a variety of raw materials to manufacture our gaming devices including metals, wood, plastics, glass, electronic components, and LCD screens. We have global material suppliers and utilize multi-sourcing practices to promote component availability. We believe the availability of materials used to manufacture our products is adequate and we are not substantially dependent on any single supplier.

Maintaining our commitment to quality, we recertified our ISO 9001.2008 Quality Management System certification at our Reno, Las Vegas, Bozeman (Montana) and Hoofddorp (Netherlands) facilities during 2013. In May 2013, we added the China Research and Development Center to our ISO Certification. ISO standards represent an international consensus with respect to the design, manufacture, and use of practices intended to ensure ongoing customer satisfaction with consistent delivery of products and services.

We generally carry a sufficient amount of inventory related to the breadth of our product lines. We reasonably expect to fill our manufacturing product order backlog for both gaming operations and product sales within the next fiscal year. Backlog for gaming operations machine units totaled 2,400 at October 31, 2013 and 7,800 at October 31, 2012. Product sales backlog totaled approximately $151.6 million at October 31, 2013 and $197.3 million at October 31, 2012.

Employees

As of September 30, 2013, we employed over 5,000 individuals worldwide, with approximately 4,100 in our North America segment and 900 in our International segment. We continue to review our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook.

COMPETITION AND PRODUCT DEMAND

IGT operates within an increasingly competitive market. The markets for our gaming products and services are constantly evolving and technological advances increasingly employ personal computers, mobile communication, and other digital media devices, which have reduced barriers to entry. Our competitors range from small, localized companies to large, multi-national corporations in every jurisdiction where we conduct business. Our most significant competitors include Ainsworth Game Technology Ltd, Aristocrat Leisure Limited, Bally Technologies, Inc., Konami Gaming Inc., Novomatic Group of Companies, and WMS Industries, Inc. (acquired by Scientific Games Corporation on October 18, 2013).

We believe machine replacement sales are driven by customer strategies to upgrade casino platforms with player enticing new game content and technologies that increase yields, cost savings, convenience, and other benefits. The replacement cycle can be accelerated by emerging technologies that improve operators’ profitability, such as online and mobile delivery mechanisms that increase cross-functionality, game features that increase player appeal, or application modules that increase operator efficiencies.

New or expanding casinos generate new product demand and stimulate replacement demand at neighboring properties compelled to upgrade their gaming platforms to remain competitive. New jurisdictions establishing legalized gaming also create product demand and continue to grow the overall installed base of gaming devices.

We focus our development efforts on the creation of game content designed for distribution convergence across multiple channels with superior functionality and features, using innovative architecture and technologies, resulting in a high degree of customer acceptance and player preference. We also strive to maintain an edge in our quality of customer support and efficient product implementation. The breadth of our gaming products and diversity of our innovative game library contribute to our competitive advantage.

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

GOVERNMENT GAMING REGULATION

The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits
•	findings of suitability for the company, as well as individual officers, directors, major shareholders, and key employees
•	documentation of qualifications, including evidence of financial stability
•	other required approvals for companies who manufacturer or distribute gaming equipment and services, including but not limited to new product approvals

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

Certain regulators not only govern the activities within their jurisdiction, but also monitor our activities in other jurisdictions to ensure that we comply with local standards on a worldwide basis. As a Nevada licensee, state regulatory authorities require us to maintain Nevada standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is provided in Exhibit 99.1 of this Annual Report on Form 10-K, incorporated herein by reference.

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

Risk factors related to gaming regulation are discussed in Part 1, Item 1A. Changes in or new interpretations of existing gaming laws and regulations may hinder or prevent us from continuing to operate in certain jurisdictions. Regulatory challenges related to our interactive operations in Europe are discussed in our MDA-CONSOLIDATED RESULTS, MDA--BUSINESS SEGMENT RESULTS, and Note 20.

Item 1A.	Risk Factors

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales, and our ability to collect outstanding receivables.

Demand for our products and services depends largely upon favorable conditions in the gaming industry, which is highly sensitive to players’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as a continued slow economic recovery and negative economic conditions, sustained levels of unemployment, natural disasters, acts of war or terrorism, transportation costs or disruptions, or health epidemics. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Recent unfavorable economic conditions resulted in a tightening in the credit markets, decreased liquidity in many financial markets, significant volatility in the credit and equity markets, and uncertainty about continuing economic stability remains.

A decline in the relative health of the gaming industry and any difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations may reduce their resources available to purchase our products and services or affect our ability to collect outstanding receivables, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges.

Furthermore, an extended economic downturn could impact the ability of our customers to make timely payments to us which could adversely affect our results of operations. We have, and may continue, to incur additional provisions for bad debt related to credit concerns on certain receivables, including in connection with customer financing we provide to customers, which has recently increased in amount.

Our ability to operate in our existing land-based or online jurisdictions or expand into new land-based or online jurisdictions could be adversely affected by new or changing laws or regulations, new interpretations of existing laws or regulations, and difficulties or delays in obtaining or maintaining needed licenses or product approvals.

The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits
•	findings of suitability for the company, as well as individual suitability of officers, directors, major shareholders and key employees
•	documentation of qualifications, including evidence of financial stability
•	other required approvals for companies who manufacture or distribute gaming equipment and services, including but not limited to approvals for new products

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time.  We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect our operations and our ability to retain key employees.

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major stockholders, key employees or business partners. If we fail to seek, do not receive, or receive a revocation of a license in a particular jurisdiction, we cannot sell, service or place on a participation or leased basis our products in that jurisdiction and our issued licenses in other jurisdictions may be impacted. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth or delay our ability to recognize revenue from the sale or installation of products in any such jurisdictions.

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

Further, changes in existing gaming laws or regulations, new interpretations of existing gaming laws or regulations or changes in the manner in which existing laws and regulations are enforced, all with respect to land-based and online gaming activities, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.  Additionally, evolving laws and regulations regarding data privacy, cybersecurity and anti-money laundering could adversely impact opportunities for growth in our online business, and could result in additional compliance-related costs.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing gaming machines and ownership changes and consolidation in the casino industry could limit or reduce our future profits.

Demand for our products is driven substantially by the establishment of new land-based and/or online gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction, whether land-based or online, typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on, or even prohibitions of, gaming operations or the expansion of operations in any jurisdiction.

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. Slow growth in the establishment of new gaming jurisdictions, delays in the opening of new or expanded casinos and declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits. Because a substantial portion of our sales come from repeat customers, our business could be affected if one or more of our customers consolidates with another entity that utilizes more of the products and services of our competitors or that reduces spending on our products or causes downward pricing pressures.  Such consolidations could lead to order cancellations, a slowing in the rate of gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

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

Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry. In addition, the level of competition among equipment providers has increased significantly due to consolidation among casino operators and cutbacks in capital spending by casino operators resulting from the economic downturn and resulting decreased player spend.

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

The gaming industry is characterized by dynamic customer demand and technological advances, both for land-based and online gaming products. As a result, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand.  The process of developing new products and systems is inherently complex and uncertain.  It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends.  If our competitors develop new game content and technologically innovative products and we fail to keep pace, our business could be adversely affected.  To remain competitive, we invest resources towards our research and development efforts to introduce new and innovative games with dynamic features to attract new customers and retain existing customers.  If we fail to accurately anticipate customer needs and end user preferences through the development of new products and technologies, we could lose business to our competitors, which would adversely affect our results of operations and financial position.

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

We operate in many countries outside of the US and in tribal jurisdictions with sovereign immunity which subjects us to certain inherent risks.  A significant portion of our revenues is derived from our International business segment. In addition, certain aspects of our domestic business, such as our supply chain, may be impacted by events and conditions internationally. Developments such as noted below could adversely affect our financial condition and results of operations:

•	social, political or economic instability
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements
•	the effects that evolving regulations regarding data privacy may have on our online operations
•	tariffs and other trade barriers
•	volatility of international financial markets and fluctuations in currency exchange rates
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts
•	longer receivables collection periods and increased difficulty in collecting accounts receivables
•	expropriation, nationalization and restrictions on repatriation of funds or assets
•	difficulty protecting our intellectual property, especially in countries with fewer intellectual property protections
•	recessions in foreign economies
•	difficulties in maintaining, managing and financing foreign operations
•	changes in consumer tastes and trends across different jurisdictions
•	acts of war or terrorism
•	US government requirements for export

We may be unable to protect our IP.

A significant portion of our revenues is generated from products using certain IP rights, and our operating results would be negatively impacted if we are unsuccessful in licensing certain of those rights and/or protecting those rights from infringement, including losses of proprietary information from breaches of our cybersecurity efforts. In addition, some of our most popular games and features are based on trademarks, patents, and other IP licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for popular IP rights with reasonable terms in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or bear the licensed marks.

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

We also rely on trade secrets and proprietary know-how to protect certain proprietary knowledge and have entered into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information. However, there can be no guarantees that our employees and consultants will not breach these agreements, especially in light of increased social media use and the risk that proprietary information will not be adequately protected.  If these agreements are breached, it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered.  Additionally, despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

We may be subject to claims of IP infringement or invalidity and adverse outcomes of litigation could unfavorably affect our operating results.

Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation costs and other expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to bring new products to market in the future. These expenses could have an adverse effect on our future cash flows and results of operations.  Our assessment of current IP litigation could change in light of the discovery of facts not presently known to us, or determinations by judges, juries or others that do not agree with our evaluation of the possible liability or outcome of such litigation.  If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

In addition, intellectual property rights of others, including our competitors, may prevent us from taking advantage of innovative technologies by restricting our ability to develop these technologies ourselves, incorporate new technologies into our systems, or enter new markets created by these technologies, all of which may adversely affect our competitive position and results of operations.

Our online social gaming casino offering is conducted largely through Facebook and Apple’s IOS platform, and our business and our growth prospects would suffer if we fail to maintain good relationships with Facebook and Apple, or if Facebook or Apple were to alter the terms of our relationship.

DoubleDown Casino®, which is our online social gaming casino offering, operates largely through Facebook and Apple’s IOS platform.  Consequently, our operating platform, growth prospects and future revenues from this online offering are dependent on our continued relationships with Facebook and Apple.  While DoubleDown has historically maintained good relationships with Facebook and Apple, our online social gaming casino offering would suffer if we are unable to continue these relationships in the future.

In addition, our relationships with Facebook and Apple are not governed by a contract, but rather by Facebook and Apple’s standard terms and conditions for application developers. Facebook and Apple each modify these terms and conditions as well as their respective privacy policies from time to time, and any future changes, including any changes required as a result of government regulation, could have a material adverse impact on our business.  For example, if Facebook and Apple were to increase the fees they charge application developers, our gross profit and operating income would suffer.  Additionally, if users were to limit our ability to use their personal information, if Facebook and Apple were to develop competitive offerings, either on its own or in cooperation with another competitor, or if Facebook and Apple were to alter their operating platform to our detriment, our growth prospects would be negatively impacted.

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

Our success depends largely on recruiting and retaining talented employees.  Our ability to attract and retain key management, finance, marketing, and research and development personnel is directly linked to our continued success. The market for qualified executives and highly-skilled technical workers is intensely competitive. The loss of key employees or an inability to hire a sufficient number of technical staff could limit our ability to develop successful products and could cause delays in getting new products to market.

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

Our gaming machines and online offerings have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our games, gaming machines, systems, or online games and systems may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses, or other disciplinary action.

Our online offerings are part of a new and evolving industry, which presents significant uncertainty and business risks.

Online gaming, including social casino-style gaming, is a relatively new industry that continues to evolve.  The success of this industry and our online business will be affected by future developments in social networks, mobile platforms, legal or regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to social casino-style gaming activities), taxation of gaming activities, data privacy and cybersecurity laws and regulations, and other factors that we are unable to predict, and are beyond our control.  This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our online offerings may be difficult to predict and we cannot provide assurance that our online offerings will grow at the rates we expect, or be successful in the long term.

In addition, we use social media platforms, such as Facebook, YouTube and Twitter, as marketing tools.  These platforms allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business.  As laws and regulations rapidly evolve to govern the use of these platforms and mobile devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Systems, network or telecommunications failures or cyber-attacks may disrupt our business and have an adverse effect on our results of operations.

Any disruption in our network or telecommunications services, or those of third parties that we utilize in our operations, could affect our ability to operate our games or financial systems, which would result in reduced revenues and customer down time. Our network and databases of business and customer information, including intellectual property, trade secrets, and other proprietary business information and those of third parties we utilize, are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks, and similar events, including inadvertent dissemination of information due to increased use of social media. Despite the implementation by us and third parties we utilize of network security measures and data protection safeguards, including a disaster recovery strategy for back office systems, our servers and computer resources, and those of third parties we utilize, are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with our computer systems, or those of third parties we utilize, in any such event could result in a wide range of negative outcomes, including devaluation of our intellectual property, increased expenditures on data security, and costly litigation, each of which could have a material adverse effect on our business, reputation, operating results and financial condition.

Any disruption in our network or telecommunications services could affect our ability to operate our games or financial systems, which would result in reduced revenues and customer down time. Our network and databases of business and customer information, including intellectual property, trade secrets, and other proprietary business information, are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks, and similar events, including inadvertent dissemination of information due to increased use of social media. Despite our implementation of network security measures and data protection safeguards, including a disaster recovery strategy for back office systems, our servers and computer resources are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with our computer systems in any such event could result in a wide range of negative outcomes, including devaluation of our intellectual property, increased expenditures on data security, and costly litigation, adverse publicity or regulatory action, each of which could have a material adverse effect on our business, reputation, operating results and financial condition. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

Our outstanding domestic credit facility subjects us to financial covenants which may limit our flexibility.

Our domestic credit facility subjects us to a number of financial covenants, including a minimum ratio of adjusted EBITDA to interest expense minus interest on jackpot liabilities and a maximum ratio of net funded debt to adjusted EBITDA. Our failure or inability to comply with these covenants will cause an event of default that, if not cured, could cause the entire outstanding borrowings under our domestic credit facility, 5.35% Bonds, 5.5% Bonds, 7.5% Bonds and Notes to become immediately due and payable. In addition, our interest rate under the domestic credit facility can vary based on our public credit rating or our net funded debt to adjusted EBITDA ratio. Each of these measures may be adversely impacted by unfavorable economic conditions.  The domestic credit facility also includes restrictions that may limit our flexibility in planning for, or reacting to, changes in our business and the industry.

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

Changes in prime and/or treasury and agency interest rates during a given period cause fluctuations in jackpot expense largely due to the revaluation of future winner liabilities. When rates increase, jackpot liabilities are reduced as it costs less to fund the liability. However, when interest rates decline, the value of the liability (and related jackpot expense) increases because the cost to fund the liability increases. Our results may continue to be negatively impacted by a continued low interest rate environment or any or further decline in interest rates, resulting in increased jackpot expense and a reduction of our investment income, which could limit or reduce our future profits.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund planned capital expenditures will depend on our operating performance, financial results and ability to generate cash from our operations. These variables, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future sources of capital under our credit facilities or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. The Notes mature on May 1, 2014, unless repurchased earlier or converted.  Any default on our debt obligations would have a material adverse effect on our business, operating results and financial condition, including possible credit rating downgrades.

New products may be subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

As we introduce new products and as transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements, software components, and/or unique new product offerings, such as our online social casino games at our DoubleDown Casino®, and applicable accounting principles or regulatory product approval delays could further change the timing of revenue recognition, which could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include both systems and software.

Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.

We, our customers, and our suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, floods, or tsunamis that could disrupt operations.  Any serious disruption at any of our facilities or the facilities of our customers or suppliers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.  In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect our business, results of operations or financial condition.

New conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specific minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured, or contracted to be manufactured, by public companies.  The new rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  The first disclosure report is due on May 31, 2014, relating to the calendar year of 2013.

There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of this rule could adversely affect the sourcing, supply and pricing of materials used in our products.  The new rule could affect the availability in sufficient quantities and at competitive prices of certain minerals used in the manufacture of our products, given that there may be only a limited number of ‘conflict-free’ minerals, which could result in increased material and component costs and additional costs associated with changes in our supply chain.  We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition and results of operations.

Investments and development financing loans could adversely impact liquidity or cause us to incur loan losses or record a charge to earnings if our investments become impaired.

We invest in and/or provide financing for expansion or construction of gaming locations and other business purposes, particularly in our international operations. Such investment and financing activities subject us to increased credit risk in certain regions, which could be exacerbated by unfavorable economic conditions or other political or economic instability in those regions. We monitor our investments and financing activities to assess impairment on a quarterly basis.

We have in the past and may in the future incur losses on these types of investments and loans. Our results of operations, liquidity or financial position may be negatively impacted if we are unable to collect on loans or derive benefit from our investments.

Our share repurchase program could affect the price of our common stock and increase volatility.

Repurchases of our common stock pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our properties consist primarily of facilities worldwide used for manufacturing, engineering, sales, corporate administration, customer service and technical support. We own our corporate headquarters in Las Vegas, Nevada, which serves as our primary sales and service facility. We also own a Reno, Nevada campus, which serves as our primary manufacturing, engineering and warehousing facility. Additional sales and service facilities worldwide are occupied under leases that expire at various times through 2023.

Square Footage Of Facilities At September 30, 2013

	Approximate Square Footage
	Owned	Leased
(in thousands)
North America (US and Canada)	1,840	400

International
EMEA	146	104
LAC	-	46
APAC	15	215

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “IGT.” As of November 25, 2013, there were approximately 1,863 record holders of IGT’s common stock and the closing price was $17.16.

	Quarters
	First	Second	Third	Fourth
2013
Stock price - high	$14.70	$17.49	$18.81	$21.20
Stock price - low	12.37	13.58	15.64	16.55
Dividends declared	$0.07	$0.08	$0.09	$0.10

2012
Stock price - high	$18.17	$18.10	$17.25	$16.07
Stock price - low	13.42	14.15	13.12	10.92
Dividends declared	$0.06	$0.06	$0.06	$0.06

In our 2014 first quarter, we declared a cash dividend of $0.11 per share, payable on January 3, 2014 to shareholders of record on December 20, 2013.

IGT transfer agent and registrar

Wells Fargo Shareowner Services
1110 Centre Pointe Curve, Suite 101
MAC N9173-010
Mendota Heights, MN  55120
(800) 468-9716
www.wellsfargo.com/contactshareownerservices

Share Repurchases

The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution.  On June 13, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion with no expiration date specified. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. See Note 24 for a description of our $200.0 million ASR transaction executed in November 2013.

2013 Fourth Quarter	Total (a) Number of Shares Purchased	Average Price Paid Per Share ($0.00)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
June 30 - July 27, 2013	-	$-	-	$519.1
July 28 - August 24, 2013	-	-	-	519.1
August 25 - September 28, 2013	5.3	20.55	5.3	$409.7
Total	5.3		5.3

(a) Includes 7,200 of restricted shares or units tendered by employees at fair value at vesting for tax withholding obligations.

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for five fiscal years ended September 30, 2013, relative to the Standard and Poor’s 500 Composite Index and a customized peer group of four companies that includes:

•	Bally Technologies, Inc.
•	Scientific Games Corporation
•	WMS Industries, Inc. (acquired by Scientific Games Corporation on October 18, 2013)
•	SHFL entertainment, Inc.

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

Item 6.	Selected Financial Data

The following selected financial highlights should be read in conjunction with Item 7, MDA, and Item 8, Financial Statements and Supplementary Data.

As of and for Years Ended September 30,	2013	2012	2011	2010	2009

Revenues	$2,341.6	$2,150.7	$1,957.0	$1,917.2	$2,018.8
Gross profit	1,344.4	1,237.6	1,138.4	1,087.3	1,113.6
Operating income	494.1	421.7	504.9	424.8	332.4
Income from continuing operations, before tax (1)	402.3	342.8	427.9	304.9	213.1
Income from continuing operations, net of tax	272.7	249.7	292.3	219.6	148.7
Discontinued operations, net of tax	-	(3.8)	(8.7)	(33.6)	(21.9)
Net income	272.7	245.9	283.6	186.0	126.8

Basic earnings per share
Continuing operations	$1.04	$0.86	$0.98	$0.73	$0.50
Discontinued operations	$0.00	$(0.01)	$(0.03)	$(0.11)	$(0.07)
Net income	$1.04	$0.85	$0.95	$0.62	$0.43

Diluted earnings per share
Continuing operations	$1.03	$0.86	$0.97	$0.73	$0.50
Discontinued operations	$0.00	$(0.01)	$(0.03)	$(0.11)	$(0.07)
Net income	$1.03	$0.85	$0.94	$0.62	$0.43

Weighted average shares outstanding
Basic	262.6	288.8	298.2	296.3	293.8
Diluted	265.2	290.4	299.8	297.8	294.0

Cash dividends declared per share	$0.34	$0.24	$0.24	$0.24	$0.33

Net operating cash flows	$462.6	$446.5	$612.4	$591.0	$547.9
Net investing cash flows	(36.1)	(308.8)	(118.3)	(117.7)	(288.4)
Net financing cash flows	84.0	(392.6)	(190.8)	(462.1)	(381.2)
Capital expenditures	127.8	208.7	205.1	240.2	(257.4)
Cash used for share repurchases	190.5	475.2	50.1	-	-

Cash and short-term investment securities (2)	$809.1	$288.2	$552.0	$248.9	$247.4
Working capital	267.5	633.0	875.2	620.1	609.2
Total assets	4,612.8	4,285.1	4,154.4	4,007.0	4,328.1
Debt, net (current and non-current)	2,192.9	1,846.4	1,646.3	1,674.3	2,020.0
Jackpot liabilities (current and non-current)	425.0	481.0	508.4	570.9	588.1
Non-current liabilities	1,850.2	2,457.0	2,174.9	2,190.4	2,640.0
Total equity (3)	1,254.1	1,197.8	1,444.8	1,234.3	1,063.6

(1)	2012 (see Note 20), 2010 and 2009 were significantly impacted by impairment and restructuring charges.

2010 included impairment of $61.3 million ($38.4 million after tax) associated with our investments in Alabama.

2009 included a loss on other assets of $78.0 million ($48.8 million after tax) associated with Walker Digital IP, restructuring charges of $33.9 million ($21.2 million after tax), and losses of $15.4 million ($14.2 million after tax) associated with affiliate investments.

(2)	Cash and short-term investments include restricted amounts. See Note 1.

(3)	Equity was significantly reduced by shares repurchased in 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

International Game Technology is a global gaming company specializing in the design, development, manufacture, and marketing of casino-style gaming equipment, systems technology, and game content across multiple platforms—land-based, online real-money and online social. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices, designed to enhance the gaming player experience.

We derive our revenues from the distribution of casino games, gaming equipment and systems technology for land-based and online (social and real-money) markets. Operating results reviewed by our CEO encompass all revenue sources within each geographical region. We currently view our business in two operating segments, North America and International, each incorporating all revenue categories—Gaming Operations, Product Sales, and Interactive.

We measure segment profit on the basis of operating income. Certain income and expenses are managed at the corporate level and not allocated to an operating segment. Other segment and financial information is contained in our BUSINESS SEGMENT RESULTS below and Note 19. Unless otherwise noted, prior year amounts throughout this report have been adjusted for operations discontinued during 2011, as further described in Note 22.

Consolidated Results

	Years Ended September 30,			C h a n g e
	2013	2012	2011	13 vs 12		12 vs 11
Revenues	$2,341.6	$2,150.7	$1,957.0	$190.9	9%	$193.7	10%
Operating income	$494.1	$421.7	$504.9	$72.4	17%	$(83.2)	-16%
Income from continuing operations	$272.7	$249.7	$292.3	$23.0	9%	$(42.6)	-15%
EPS from continuing operations	$1.03	$0.86	$0.97	$0.17	20%	$(0.11)	-11%

Results for our year ended September 30, 2013 above improved over the prior year, primarily due to an increase of $191.0 million or 12% in North America revenues, attributable to an increase of $133.0 million in interactive social gaming from DoubleDown acquired in late January 2012 and $111.6 million or 17% in product sales. These increases were partially offset by a decrease of $53.6 million or 6% in North America gaming operations.

Operating income also improved because revenue growth outpaced increased operating expenses. Income and EPS from continuing operations was negatively impacted by a higher effective income tax rate primarily due to a prior year tax benefit of $44.7 million related to Entraction closures. EPS from continuing operations also benefitted from fewer shares outstanding due to share repurchases discussed further in Note 17. For a more in-depth analysis of our 2013 results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

Business Update

Increased VLT demand from various government lotteries in Canada and gaming expansion in Illinois, as well as new openings in Ohio, contributed significantly to improved machine sales during 2013. VLT shipments into Canada were substantially completed in 2013. Worldwide economic uncertainty continues to impact the willingness of our customers to purchase electronic gaming machines at an increased pace. Additionally, market impediments have hampered sales in certain international regions. We remain committed to expanding our portfolio of localized content and continue to believe growth in the international markets will outpace North America in the long term.

In gaming operations, we also continue to be challenged by increasing competition that is investing heavily in this product line. Additionally, industry-wide gross gaming revenues remain challenged by lower discretionary spending influenced by global macroeconomic uncertainty. These challenges are most evident in the reduction of our gaming operations yields. We are addressing these challenges with added team resources in MegaJackpots®, an increased mix of franchise titles such as Wheel of Fortune®, social media marketing programs, and focused releases of innovative new game content. We also remain committed to disciplined capital deployment and attempting to offset some of the yield pressures through greater operational efficiency.

Technological advances in and the increasing popularity of wireless mobile technology, such as smart phones, tablets, and social networking, have led to growth in online gaming. Online games can appeal to a broader consumer demographic of players. With the acquisition of DoubleDown in January 2012, we established a leading position in interactive online casino-style social gaming, adding new distribution channels for IGT game content, and providing players access to our games across multiple platforms and devices. Our 2013 social gaming revenues increased 151% over last year, largely attributable to the introduction of IGT content to the DoubleDown Casino®. With the recent legalization of online real-money gaming in Nevada, New Jersey, and Delaware, we expect interactive online gaming to continue to be an important strategic part of our business and intend to enter and do business in those markets that offer attractive return characteristics and build on our existing capabilities.

DoubleDown

In January 2012, we acquired Seattle based Double Down Interactive LLC., developer and operator of the online social gaming DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding casino-style game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers around the world. This strategic acquisition has established IGT’s position in casino-style social gaming and strengthened our core business with added distribution channels for IGT game content. DoubleDown is presented as a component of North America interactive operations. See Note 21.

Strategic Objectives

We continue to partner with our customers to build stronger relationships and deliver innovative gaming products and services. For 2013, we focused on the following strategic objectives designed to improve our business and increase shareholder value:

•	Propelling our game content across the broadest possible global network
•	Reinforcing a leadership position in our core business
•	Increasing revenues and profitability in international markets
•	Returning capital to shareholders in a consistent, efficient manner

We will continue to execute our strategy, adjusting it as opportunities arise and the industry and business evolves. As we enter our new fiscal year 2014, we are focused on three strategic objectives:

(1)	Assembling the most compelling and highest performing game library available—serving both the operators and players
(2)	Expanding and managing the broadest distribution network globally
(3)	Maximizing value through the efficient operation of our business, the optimal generation of cash flow, and the responsible, dependable return of capital to shareholders

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

	Years Ended September 30,			Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$2,341.6	$2,150.7	$1,957.0	$190.9		9%	$193.7		10%
Gross margin	57%	58%	58%	(1)	pp		-	pp
Operating income	$494.1	$421.7	$504.9	$72.4		17%	$(83.2)		-16%
Margin	21%	20%	26%	1	pp		(6)	pp
Income from continuing operations	$272.7	$249.7	$292.3	$23.0		9%	$(42.6)		-15%
Discontinued operations	-	(3.8)	(8.7)	3.8		*	4.9		*
Net income	$272.7	$245.9	$283.6	$26.8		11%	$(37.7)		-13%
EPS
Continuing operations	$1.03	$0.86	$0.97	$0.17		20%	$(0.11)		-11%
Discontinued operations	-	(0.01)	$(0.03)	$0.01		*	$0.02		*
Net income	$1.03	$0.85	$0.94	$0.18		21%	$(0.09)		-10%

2013 Compared With 2012

Total revenues improved due to an increase of $191.0 million in North America revenues, attributable to an increase of $133.0 million in interactive, mostly from the growing social gaming revenues of DoubleDown acquired in late January 2012, and $111.6 million in product sales. These increases were partially offset by a decrease in North America gaming operations revenues of $53.6 million. Changes in foreign currency rates negatively impacted revenues by approximately $9.9 million. Total gross margin declined due to lower product sales margins, partially offset by improved margins in interactive and gaming operations.

Operating income and margin improved because revenue growth outpaced increased operating expenses discussed below under OPERATING EXPENSES. Income and EPS from continuing operations was negatively impacted by a higher effective income tax rate primarily due to a prior year tax benefit of $44.7 million related to Entraction closures as discussed below under INCOME TAX PROVISIONS. EPS additionally benefitted from fewer shares outstanding due to share repurchases discussed further in Note 17.

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

Discontinued operations (See Note 22)

Due to a strategic realignment, our UK Barcrest Group was sold in 2011 for approximately $47.0 million and the resolution of contingent consideration over the next two years may result in additional gain or loss.

GAMING OPERATIONS

	Years Ended September 30,			Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$991.4	$1,040.0	$1,036.5	$(48.6)		-5%	$3.5		-
Gross margin	62%	61%	61%	1	pp		-	pp
Installed base (units '000)	54.6	57.1	53.9	(2.5)		-4%	3.2		6%
MegaJackpots® (premium brand)	25.1	27.1	27.8	(2.0)		-7%	(0.7)		-3%
Lease (CDS, Racino, other)	29.5	30.0	26.1	(0.5)		-2%	3.9		15%
Yield (average revenue per unit per day - $0.00)	$48.74	$51.49	$53.34	$(2.75)		-5%	$(1.85)		-3%

2013 Compared With 2012

Gaming operations revenues decreased primarily driven by lower yields, most significant in MegaJackpots®, as well as installed base decline. The installed base decrease was primarily from North America MegaJackpots® units, and to a lesser extent from International lease units. Gross margin improvement was primarily due to lower jackpot expense in correlation with lower WAP revenues and lower depreciation related to fewer machine builds. Yield decreased primarily due to lower performance, most significant in North America MegaJackpots® WAP games, and continued installed base shift into lower-yield lease units.

2012 Compared With 2011

Gaming operations revenues were essentially flat, with International revenue increases offset by North America decreases. Gross margin remained flat, as lower yield was offset by favorable jackpot expense and royalties. Installed base increased 6% due to lease additions partially offset by decreases in MegaJackpots® units. Yield decreased primarily due to lower performance and higher promotional discounting in MegaJackpots®, as well as an increasing mix of lower-yield stand-alone units.

PRODUCT SALES

	Years Ended September 30,			Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$1,085.2	$966.8	$883.9	$118.4		12%	$82.9		9%
Machines	755.5	653.5	558.1	102.0		16%	95.4		17%
Non-machine (a)	329.7	313.3	325.8	16.4		5%	(12.5)		-4%
Gross margin	52%	54%	55%	(2)	pp		(1)	pp
Machine units recognized ('000) (1)	57.2	43.6	37.5	13.6		31%	6.1		16%
Machine ASP ('000)	$13.2	$15.0	$14.9	$(1.8)		-12%	$0.1		1%
Machine units shipped ('000) (2)	55.6	44.2	35.9	11.4		26%	8.3		23%
New/expansion	13.6	12.9	11.4	0.7		5%	1.5		13%
Replacement	42.0	31.3	24.5	10.7		34%	6.8		28%

(a) non-machine revenue includes systems, license fees, parts/service/other
(1) correlates with revenues recognized; (2) includes deferred revenue units

2013 Compared With 2012

Product sales revenue grew primarily due to increased North America machines and systems sales. Machine units recognized increased primarily driven by 6,000 additional VLT replacement units in Canada, 4,400 new VLT units in Illinois, and 4,600 poker replacement units sold under a multi-property corporate contract. Machine ASP decreased primarily due to promotional discounting and a higher mix of lower-priced VLT and poker units. Non-machine revenue increase was primarily due to an increase of $14.0 million in systems sales and higher IP license fees, primarily due to a patent royalty settlement of $5.0 million. Gross margin decreased primarily due to increased promotional discounting.

Deferred revenue decreased $23.1 million during 2013 to $37.4 million at September 30, 2013, primarily related to the completion of obligations under multi-element contracts. During 2013, we shipped 800 units for which revenues were deferred and recognized revenues for 2,400 units previously shipped, for a net decrease of 1,600 units in deferred revenue.

2012 Compared With 2011

Product sales grew 9% primarily due to increased replacement machine units sold in North America and higher ASP. Increased machine revenues were partially offset by lower non-machine revenues (down 4%), where lower systems and parts sales (down $21.7 million collectively) were offset by higher license fee revenues (up $9.2 million). Gross margin decline was primarily due to higher international machine component and rework costs. The increase in North America replacement machine units was due in large part to the fulfillment of a large Canadian Lottery contract and significant lease units converted to for-sale. Consolidated ASP increased 1%, due to lower promotional discounts and a greater mix of newer MLDTM machines in North America.

Deferred revenue increased $1.4 million during 2012 to $60.5 million at September 30, 2011, primarily related to obligations under multi-element contracts. During 2012, we shipped 2,800 units for which revenues were deferred and recognized revenues for 2,100 units previously shipped, for a net increase of 700 units in deferred revenue.

INTERACTIVE

	Years Ended September 30,			Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$265.0	$143.9	$36.6	$121.1		84%	$107.3		293%
Social gaming	218.5	87.0	-	131.5		151%	87.0		-
IGTi	46.5	56.9	36.6	(10.4)		-18%	20.3		55%
Gross margin	61%	56%	51%	5	pp		5	pp
DoubleDown average user metrics*
DAU ('000)	1,636	1,372	-	264		19%	*		*
MAU ('000)	6,141	5,097	-	1,044		20%	*		*
Bookings per DAU ($0.00)	$0.37	$0.26	-	$0.11		42%	*		*

*as a single application with multiple games, active users equal unique users

2013 Compared With 2012

Interactive revenue grew primarily as a result of growth in our DoubleDown Casino®. Social gaming revenues continue to improve as a result of increases in both bookings per DAU and DAU. These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® and overall growth in desktop and mobile platform applications.

IGTi revenues decreased $14.3 million related to the closures of certain European online turnkey and poker operations and $7.4 million due to the prior year VAT settlement. These decreases were partially offset by an increase of $11.3 million in online casino revenues, primarily due to a 36% increase in the number of IGT rgs® customers. Additionally, mobile applications generated 21% of IGTi online casino revenues compared to 10% in the prior year.

Gross margin improvement was primarily due to the favorable contribution from social gaming. Amortization in cost of sales for DoubleDown acquired developed technology totaled $9.2 million in 2013 and $5.0 million in 2012.

2012 Compared With 2011

Interactive revenue growth was primarily the result of business acquisitions, with DoubleDown in social gaming in late January 2012 and Entraction in late June 2011 in IGTi. Since acquisition, the social  gaming revenues of DoubleDown have increased each quarter due to the combination of higher bookings per DAU (up 49%) and increased DAU (up 6%), largely driven by new IGT content and mobile platform introductions for the DoubleDown site.

IGTi online casino operations contributed $9.6 million to revenue growth in 2012, primarily due to IGT rgs® customer expansion, new games released, and player adoption of IGT games, as well as a VAT settlement of $7.4 million. Entraction contributed $15.1 million to 2012 IGTi revenues. However, due to diminished returns largely related to regulatory challenges in Europe, we began efforts in late 2012 to consolidate our IGTi product development and customer service resources, exit Entraction online turnkey and poker operations by December 2012, and close or reduce certain facilities in Stockholm and Tallinn.

Interactive gross margin increased 10% primarily due to the favorable contribution from DoubleDown, partially offset by additional amortization of acquired intangibles of $5.8 million, as well as increased equipment depreciation and transaction costs.

OPERATING EXPENSES

				C h a n g e
	2013	2012	2011	13 vs 12		12 vs 11

Selling, general and administrative	$460.4	$410.4	$353.3	$(50.0)	-12%	$(57.1)	-16%
Research and development	235.0	217.0	194.7	(18.0)	-8%	(22.3)	-11%
Depreciation and amortization	77.4	76.9	69.7	(0.5)	-1%	(7.2)	-10%
Subtotal SG&A-R&D-D&A	772.8	704.3	617.7	(68.5)	-10%	(86.6)
Percent of revenue	33%	33%	32%
Contingent acquisition-related costs	73.9	69.1	-	(4.8)	-7%	(69.1)	-
Impairment and restructuring	3.6	42.5	15.8	38.9	*	(26.7)	*
Total operating expenses	$850.3	$815.9	$633.5	$(34.4)	-4%	$(182.4)	-29%

2013 Compared With 2012

SG&A expenses increased largely due to an increase of $34.5 million in advertising and promotion expenses, which included $27.1 million related to player marketing in correlation with growing social gaming revenues, as well as higher gaming show costs in part due to timing changes that caused the occurrence of two major annual shows to fall into our fiscal 2013. SG&A increases also included $7.7 million for proxy contest fees, $7.7 million in bad debt provisions mostly related to certain international customer receivables, and $2.4 million for a legal settlement, partially offset by prior year settlement charges of $3.1 million related to early cancellation of a distributor agreement. The remaining increase in SG&A and R&D expenses generally related to higher employee headcount.

Acquisition related charges noted in the table below increased $3.4 million primarily related to DoubleDown.

	2013	2012
Earn-out	$35.0	$27.5
Retention	38.9	41.6
Total contingent costs	73.9	69.1
Amortization of acquired intangibles	17.7	13.3
Professional fees	-	5.8
Total	$91.6	$88.2

Lower impairment and restructuring charges partially offset the increases in SG&A and R&D. Current year impairment included $1.3 million for a UK building held for sale and $2.3 million related to our Alabama notes receivable and associated property collateral. See Note 20 for additional information about our Alabama impairment.

2012 Compared With 2011

Operating expenses increased 29%, primarily due to additional investment in emerging interactive markets and technology. Operating expenses related to interactive initiatives, including additions from Entraction and DoubleDown, increased $150.0 million, of which acquisition related charges primarily from DoubleDown totaled $88.2 million, as noted in the table above.

Impairment and restructuring charges for 2012 included $14.6 million related to Walker Digital patents, $12.8 million related to further decline in the value of our Alabama notes’ collateral, and $15.1 million related to the reorganization of our IGTi operations involving the closure of Entraction services and facilities. See Note 19 for additional information about these charges. Other incremental operating costs in SG&A and R&D included settlement charges of $3.1 million related to the early termination of a distributor arrangement.

OTHER INCOME (EXPENSE)

				Change
	2013	2012	2011	13 vs 12		12 vs 11

Interest Income	$44.4	$45.3	$51.2	$(0.9)	-2%	$(5.9)	-12%
WAP investments	17.8	20.0	22.4	(2.2)	-11%	(2.4)	-11%
Receivables and investments	26.6	25.3	28.8	1.3	5%	(3.5)	-12%
Interest Expense	(123.4)	(122.2)	(130.8)	(1.2)	-1%	8.6	7%
WAP jackpot liabilities	(17.7)	(19.9)	(22.2)	2.2	11%	2.3	10%
Borrowings	(70.1)	(69.9)	(79.0)	(0.2)	-	9.1	12%
Convertible debt equity discount	(35.6)	(32.4)	(29.6)	(3.2)	-10%	(2.8)	-9%
Other, including gain (loss)	(12.8)	(2.0)	2.6	(10.8)	-540%	(4.6)	-177%
Total other income (expense), net	$(91.8)	$(78.9)	$(77.0)	$(12.9)	-16%	$(1.9)	-2%

2013 Compared With 2012

The change in total other income (expense) was unfavorable primarily due to increased foreign currency losses of $6.2 million primarily from Latin America and Australia currencies and an additional fair value loss adjustment of $4.7 million on our interest rate swaps. Lower interest income and higher interest expense on debt also contributed to the unfavorable change.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

2012 Compared With 2011

The unfavorable variance in total other income (expense) was primarily due to increased foreign currency losses and lower interest income, partially offset by higher investment gains and decreased interest expense on lower average borrowing rates. Interest income decreased on a lower-rate portfolio of receivables and investments. Foreign currency losses increased $8.8 million primarily from UK and Australia currency transactions. Other income in 2011 included $4.3 million of gain on the sale of our CLS equity investment.

INCOME TAX PROVISION

				Change
	2013	2012	2011	13 vs 12		12 vs 11

Income tax provision	$129.6	$93.1	$135.6	$(36.5)		$42.5
Effective tax rate	32.2%	27.2%	31.7%	(5.0)	pp	4.5	pp

Differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits. See Note 14 for additional information about our tax provision.

2013 Compared With 2012

Although the 2013 effective tax rate on income from continuing operations was favorably impacted by the manufacturer’s deduction and the R&D tax credit, the 2012 effective tax rate reflected a significant tax benefit of $44.7 million related to Entraction closures, resulting in an unfavorable year-over-year change.

2012 Compared With 2011

The 2012 effective tax rate on income from continuing operations was favorably impacted by a tax benefit of $44.7 million related to Entraction closures. In addition, the 2012 effective tax rate was negatively impacted by the expiration of the R&D tax credit and losses of $31.0 million in foreign jurisdictions for which there were no associated tax benefits.

BUSINESS SEGMENT RESULTS (See Note 19)

NORTH AMERICA SEGMENT RESULTS

				Change
	2013	2012	2011	13 vs 12			12 vs 11

Total Revenues	$1,835.1	$1,644.1	$1,480.3	$191.0		12%	$163.8		11%
Gross Margin	58%	58%	58%	-	pp		-	pp
Operating Income	$487.9	$425.8	$476.6	$62.1		15%	$(50.8)		-11%
Margin	27%	26%	32%	1	pp		(6)	pp

2013 Compared With 2012

North America revenue improvement was driven by increases in interactive of $133.0 million and product sales of $111.6 million, partially offset by a decline in gaming operations of $53.6 million. Total gross margin was comparable, as margin improvement in gaming operations and interactive was offset by margin decline in product sales.

Operating income and operating margin improved due to revenue growth outpacing higher operating expenses. The increase in operating expenses primarily related to additional expenses from DoubleDown of $55.3 million, including higher advertising of $27.1 million related to player marketing in correlation with increasing social gaming revenues and incremental acquisition-related charges of $3.4 million.

2012 Compared With 2011

North America revenues grew 11% primarily due to added contribution from DoubleDown’s interactive social gaming business acquired in late January 2012 and increased replacement machines sales. Operating income decreased 11% due to increased operating costs, primarily due to additional expenses from DoubleDown. Operating expenses included acquisition related charges primarily related to DoubleDown of $82.4 million for contingent employee retention bonus and earn-out liability accruals and $13.3 million for the amortization of acquired intangibles.

NORTH AMERICA GAMING OPERATIONS

				C h a n g e
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$854.2	$907.8	$913.8	$(53.6)		-6%	$(6.0)		-1%
Gross margin	61%	60%	59%	1	pp		1	pp
Installed base (units '000)	41.4	43.4	40.9	(2.0)		-5%	2.5		6%
MegaJackpots® (premium brand)	21.8	23.8	23.9	(2.0)		-8%	(0.1)		-
Lease (CDS, racino, other)	19.6	19.6	17.0	-		-	2.6		15%
Yield (average revenue per unit per day - $0.00)	$55.35	$59.19	$61.44	$(3.84)		-6%	$(2.25)		-4%

2013 Compared With 2012

North America gaming operations revenues decreased primarily driven by lower yields along with installed base decline, most significant in MegaJackpots®. The decrease in yield was primarily due to lower performance, most significant in MegaJackpots® WAP games, as well as a higher concentration of installed base in lower-yield units. Gross margin improvement was primarily due to lower jackpot expense and reduced depreciation associated with decreased machine builds.

2012 Compared With 2011

North America gaming operations revenues decreased 1% primarily due to lower yield. Gross margin increased 2%, primarily due to lower jackpot expense and royalties. Installed base increased 6% due to expansion in lease operations, partially offset by decreases in MegaJackpots® units. Yield decreased 4% primarily due to lower performance and higher promotional discounting in MegaJackpots®, as well as an increasing mix of lower-yield stand-alone units.

NORTH AMERICA PRODUCT SALES

				Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$759.8	$648.2	$566.2	$111.6		17%	$82.0		14%
Machines	519.4	421.3	324.7	98.1		23%	96.6		30%
Non-machine (systems, parts, other)	240.4	226.9	241.5	13.5		6%	(14.6)		-6%
Gross margin	54%	57%	56%	(3)	pp		1	pp
Machine units recognized ('000)	42.2	29.1	22.8	13.1		45%	6.3		28%
Machine ASP ('000)	$12.3	$14.5	$14.2	$(2.2)		-15%	$0.3		2%
Machine units shipped ('000)	41.7	29.3	20.9	12.4		42%	8.4		40%
New/expansion	8.8	7.3	4.9	1.5		21%	2.4		49%
Replacement	32.9	22.0	16.0	10.9		50%	6.0		38%

2013 Compared With 2012

Revenues from North America product sales were driven primarily by increased machine and systems sales. Machine units recognized increased primarily driven by 6,000 additional VLT replacement units in Canada, 4,400 new VLT units in Illinois, and 4,600 poker replacement units sold under a multi-property corporate contract. Machine ASP decreased primarily due to promotional discounting and a higher mix of lower-priced VLT and poker units. Non-machine revenues increased mostly due to additional systems installations and a patent royalty settlement of $5.0 million. Gross margin decreased primarily due to increased promotional discounting.

2012 Compared With 2011

Revenues from North America product sales improved 14% primarily due to increased machine units sold, partially offset by lower non-machine sales. Non-machine revenues decreased $14.6 million primarily due to lower Advantage® systems sales and fewer promotional parts conversion kits, partially offset by increased licensing fees. Gross margin improvement was attributable to lower machine costs due to favorable production volume and cost efficiencies, as well as increased ASP. Machine ASP improved due to lower discounts and a favorable mix of newer MLDTM models.

Machine units recognized increased 28% driven by higher demand for replacement units, as well as new/expansion units including new Ohio jurisdiction properties. Replacement units recognized included certain units under contract with the Canada Government Lottery and units under lease-to-purchase conversions. Although quarterly units can vary widely depending on the timing of customer needs and the level of promotional programs offered.

NORTH AMERICA INTERACTIVE

				Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$221.1	$88.1	$0.3	$133.0		151%	$87.8		*
Social gaming	218.5	87.0	-	131.5		151%	87.0		-
IGTi	2.6	1.1	0.3	1.5		136%	0.8		267%
Gross margin	62%	61%	67%	1	pp	2%	(6)	pp	-9%
DoubleDown average user metrics
DAU ('000)	1,636	1,372	-	264		19%	*		*
MAU ('000)	6,141	5,097	-	1,044		20%	*		*
Bookings per DAU ($0.00)	$0.37	$0.26	-	$0.11		42%	*		*

2013 Compared With 2012

North America interactive revenue grew as a result of our acquisition in January 2012 and subsequent growth of the DoubleDown Casino®.  Social gaming revenues continued to improve with increases in both bookings per DAU and DAU. These improvements were driven primarily by the introduction of IGT content to the DoubleDown Casino® and overall growth in desktop and mobile platform applications. Mobile comprised 22% of 2013 total social gaming bookings compared to 4% in 2012. IGTi revenue grew due to new games released and player expansion within our online real-money partner in Canada. Gross margin growth was primarily the result of the favorable contribution from DoubleDown.

2012 Compared With 2011

North America interactive revenues grew $87.8 million primarily due to the acquisition of DoubleDown in late January 2012. DoubleDown’s social gaming revenues have increased each quarter since acquisition, due to the combination of higher bookings per DAU (up 49%) and increasing DAU (up 6%). These improvements were driven by new IGT content and mobile platform introductions for the DoubleDown site. IGTi revenue growth of $0.8 million in 2012 related to an online partner in Canada initiated in late 2011. Gross margin decrease of 9% included $5.8 million for the amortization of acquired developed technology.

INTERNATIONAL SEGMENT RESULTS

				Change
	2013	2012	2011	13 vs 12			12 vs 11
Total Revenues	$506.5	$506.6	$476.7	$(0.1)		-	$29.9		6%
Gross Margin	55%	55%	59%	-	pp		(4)	pp
Operating Income	$120.1	$103.6	$138.4	$16.5		16%	$(34.8)		-25%
Margin	24%	20%	29%	4	pp		(9)	pp

2013 Compared with 2012

International revenues remained relatively constant primarily due to a decrease of $11.9 million in interactive, offset by an increase of $6.8 million in product sales and $5.0 million in gaming operations. Changes in foreign currency exchange negatively impacted revenues by $8.9 million. Total gross margin was flat as a higher interactive margin was offset by a decrease in both gaming operations margin and product sales margin.

Operating income and operating margin improved mostly due to lower operating expenses attributable to the closures of certain European online turnkey and poker operations initiated in our 2012 fourth quarter, partially offset by an increase in bad debt provisions of $7.3 million related to certain customer receivables.

2012 Compared with 2011

International revenues grew 6%, primarily due to increases from interactive (up $19.5 million) and gaming operations (up $9.5 million). Changes in foreign currency rates negatively impacted 2012 revenues by approximately $13.1 million. Operating income decreased primarily due to increased interactive operating costs, including $15.1 million of impairment and restructuring charges related to the closures of certain European online turnkey and poker operations.

INTERNATIONAL GAMING OPERATIONS

				Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$137.2	$132.2	$122.7	$5.0		4%	$9.5		8%
Gross margin	69%	70%	73%	(1)	pp		(3)	pp
Installed base (units '000)	13.2	13.7	13.0	(0.5)		-4%	0.7		5%
MegaJackpots® (Premium brand)	3.3	3.3	3.9	-		-	(0.6)		-15%
Lease	9.9	10.4	9.1	(0.5)		-5%	1.3		14%
Yield (average revenue per unit per day - $0.00)	$27.96	$27.19	$26.91	$0.77		3%	$0.28		1%

2013 Compared with 2012

International gaming operations revenues increased mostly due to improved yield, partially offset by a lower installed base. Gross margin decline was driven by increased costs related to depreciation and royalty expenses. The installed base decline was primarily due to casino closures in Mexico. Yield improved in both MegaJackpots® and lease operations.

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

INTERNATIONAL PRODUCT SALES

				Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues	$325.4	$318.6	$317.7	$6.8		2%	$0.9		-
Machines	236.1	232.2	233.4	3.9		2%	(1.2)		-1%
Non-machine	89.3	86.4	84.3	2.9		3%	2.1		2%
Gross margin	48%	49%	54%	(1)	pp		(5)	pp
Machine units recognized ('000)	15.0	14.5	14.7	0.5		3%	(0.2)		-1%
Machine ASP ('000)	$15.8	$16.0	$15.9	$(0.2)		-1%	$0.1		1%
Machine units shipped ('000)	13.9	14.9	15.0	(1.0)		-7%	(0.1)		-1%
New/expansion	4.8	5.6	6.5	(0.8)		-14%	(0.9)		-14%
Replacement	9.1	9.3	8.5	(0.2)		-2%	0.8		9%

2013 Compared with 2012

International product sales revenue improved for both machines due to higher units and non-machine related to higher theme conversions and systems sales. Gross margin decreased slightly primarily due to increased promotional discounting, partially offset by a favorable mix of higher-margin non-machine sales. ASP declined primarily due to increased promotional discounting.

2012 Compared with 2011

International product sales revenues were relatively flat, as increased non-machine revenues and favorable ASP were offset by lower units. Gross margin decreased 9% primarily due to higher machine component and rework costs, as well as a higher contribution in the prior year from Mexico lease-conversion games that carried atypically high margins.

INTERNATIONAL INTERACTIVE

				Change
	2013	2012	2011	13 vs 12			12 vs 11
Revenues - IGTi	$43.9	$55.8	$36.3	$(11.9)		-21%	$19.5		54%
Gross margin	57%	49%	51%	8	pp		(2)	pp

2013 Compared with 2012

International IGTi revenues declined $14.3 million due to closures of certain European online turnkey and poker operations and $7.4 million due to a prior year VAT settlement. These decreases were offset by an increase of $9.8 million in online casino revenues, primarily related to increased customers. Gross margin improvement was attributable to lower tax assessments, an increased mix of higher-margin IGT rgs® revenues, and a realignment of certain player marketing costs.

2012 Compared with 2011

International interactive revenues grew 54%, primarily due to added contributions from the acquisition of Entraction in late June 2011.  Additionally, IGTi online casino operations contributed $9.6 million to revenue growth, primarily due to IGT rgs® customer expansion, new games released, and player adoption of IGT games, as well as a VAT settlement of $7.4 million. Gross margin decreased 4% primarily due to increased equipment depreciation and transaction costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

Selected Financial Information and Statistics

				Increase (Decrease)
September 30,	2013	2012	2011	13 vs 12	12 vs 11
Cash and equivalents	$713.3	$206.3	$460.0	$507.0	$(253.7)
Accounts receivable, net	348.6	346.6	320.1	2.0	26.5
Inventories	90.1	92.9	73.0	(2.8)	19.9
Working Capital	267.5	633.0	875.2	(365.5)	(242.2)

Trailing-twelve month statistics, excluding discontinued operations:
Days sales outstanding (excluding contracts and notes)	54	59	60	(5)	(1)
Inventory turns	5.8	4.8	5.4	1.0	(0.6)

At September 30, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, free cash flow generated by the business, as well as the issuance of debt and equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Cash and equivalents increased during 2013 primarily due to cash generated from operations of $462.6 million, net debt proceeds of $351.4 million, and net proceeds of $91.7 million from investments, loans, and assets, collectively.  These increases were primarily offset by cash used for share repurchases of $190.5 million, capital expenditures of $127.8 million and dividends paid of $79.0 million.

Payments for acquisition-related contingent consideration during 2013 totaled $75.3 million, comprised of $30.2 million for retention and $45.1 million for earn-out. Payments of $27.9 million related to earn-out accrued at acquisition were included in financing cash flows. The remaining amount of contingent consideration payments was related to amounts accrued subsequent to acquisition and included in operating cash flows within the net change in accounts payable and other liabilities.

Foreign subsidiary operations held 17% of our cash and equivalents at September 30, 2013 and 47% at September 30, 2012. Restricted cash and investments, as well as jackpot annuity investments, are used primarily for funding jackpot winner payments and online player deposits.

Working capital decreased primarily due to the reclassification of $817.3 million from non-current to current liabilities related to our 3.25% convertible notes due May 2014, partially offset by increased cash and equivalents from the issuance in September 2013 of $500.0 million 5.35% Bonds due October 2023. See Note 12.

Inventory turns increased primarily due to increased sales volume and lower inventory on hand. Days sales outstanding decreased primarily due to increased revenues.

CASH FLOWS SUMMARY – A Year over Year Comparative Analysis

				Favorable (Unfavorable)
Years Ended September 30,	2013	2012	2011	13 vs 12	12 vs 11
Operations	$462.6	$446.5	$612.4	$16.1	$(165.9)
Investing	(36.1)	(308.8)	(118.3)	272.7	(190.5)
Financing	84.0	(392.6)	(190.8)	476.6	(201.8)
Effects of exchange rates	(3.5)	1.2	(1.7)	(4.7)	2.9
Net Change	$507.0	$(253.7)	$301.6	$760.7	$(555.3)

Operating Cash Flows

Operating cash flows increased in 2013 primarily due to higher earnings, offset by $47.4 million of payments for acquisition-related contingent consideration, comprised of $30.2 million for retention and $17.2 million for earn-out accrued subsequent to acquisition included within the net change in accounts payable and accrued liabilities. Changes in operating assets and liabilities used cash of $6.6 million related to variations in business volume and payment timing. Increased cash used of $87.4 million for accounts payable and accrued liabilities (including payments of acquisition-related contingent consideration noted above) and $26.1 million for jackpot liabilities was partially offset by less cash used of $46.6 million for other assets, $25.9 million for inventory and $13.8 million for income taxes, as well as cash provided from the settlement of treasury lock contracts of $12.6 million.

Operating cash flows decreased in 2012 primarily due to lower earnings and changes in working capital related to business volume and certain timing impacts. Significant changes in cash used by working capital included:

•	$140.1 million more cash used for estimated income tax payments, as 2011 payments were reduced by overpayments from our federal tax return filed during 2010

•	$61.6 million less cash provided from receivables, from an increase in sales concentrated toward the end of the period

Investing Cash Flows

Reduced cash used for investing in 2013 was primarily due to $233.9 million less cash used for business acquisitions and lower capital expenditures (see table below).

Increased cash was used for investing in 2012 primarily due to increased investment in business acquisitions of $233.9 million (see Note 21) and increased capital expenditures (see table below).

				Increase (Decrease)
Years Ended September 30,	2013	2012	2011	13 vs 12	12 vs 11
Property, plant and equipment	$21.9	$43.8	$14.1	$(21.9)	$29.7
Gaming operations equipment	105.5	162.4	189.2	(56.9)	(26.8)
Intellectual property	0.4	2.5	1.8	(2.1)	0.7
Total capital expenditures	$127.8	$208.7	$205.1	$(80.9)	$3.6

Financing Cash Flows

Reduced cash used for financing in 2013 was primarily due to an increase of $211.4 million in net debt proceeds primarily related to the issuance of 5.35% bonds in September 2013 and $284.7 million less cash used for share repurchases, partially offset by $27.9 million paid for acquisition-related contingent consideration. During 2013, 2.5 million shares were delivered under an ASR prepaid in June 2012 and 10.0 million shares were repurchased in the open market for $190.5 million.

Increased cash used for financing in 2012 was primarily due to share repurchases of $475.2 million, partially offset by net debt proceeds of $140.0 million. During 2012, 27.8 million shares were delivered under a $400.0 million ASR prepaid in June 2012 and 4.9 million shares were repurchased in the open market for $75.2 million. See Note 17 for more information about the ASR.

Subsequent event

On November 7, 2013, we executed an ASR transaction to repurchase approximately $200.0 million of IGT common stock within the following 2.5 months. The total number of shares will be determined based on the daily VWAP (volume weighted average price) of our common stock over the term of the ASR program, less a discount, subject to a cap establishing a minimum number of shares. A portion of the shares was delivered to IGT on November 8, 2013 and additional shares may be delivered upon final settlement.

CREDIT FACILITIES and INDEBTEDNESS (See Note 12)

At September 30, 2013, no borrowings were outstanding on our $1.0 billion revolving credit facility, $972.0 million was available, and $28.0 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at September 30, 2013, with an interest coverage ratio of 12.4:1 and a net funded debt leverage ratio of 2.5:1.

On April 23, 2013, we amended and restated our credit agreement, increasing the available revolving line of our credit facility from $750.0 million to $1.0 billion, of which up to $50.0 million is available for letters of credit and up to $50.0 million is available for swing line borrowing. The former facility was terminated in conjunction with the issuance of the new credit facility. Subject to lenders’ consent, the facility may be increased by $250.0 million at any time up to 60 days prior to maturity. At maturity on April 23, 2018, all amounts outstanding will be immediately due and payable. The maturity may be extended upon our request for one year on each of the first and second closing date anniversaries, presuming no default exists.

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

3.25% Convertible Notes

These notes were classified current at September 30, 2013. The maturity is expected to be funded by a combination of the proceeds from our 5.35% Bonds issued in September 2013, free cash flows generated by the business, and our revolving credit facility.

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

Each $1,000 Note is convertible into 50.3630 shares of IGT common stock, representing a conversion price of $19.86 per share at September 30, 2013. Upon conversion, a holder will receive cash up to the aggregate principal amount of each Note and shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. The conversion rate is adjustable upon the occurrence of certain events as defined in the indenture.

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

If our share price is above $19.86 upon conversion of the Notes, the note hedges will automatically neutralize the impact to share dilution, because IGT will receive shares under the note hedges exercised equal to the shares IGT must deliver to the Note holders. If our share price is above $30.14, upon exercise of the warrants IGT will deliver shares to the counterparties in an amount equal to the excess of our share price over $30.14. A 10% increase in our share price above $30.14 would result in the issuance of 3.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur at a declining rate.

Prior to conversion or exercise, the Notes and warrants could have a dilutive effect on our earnings per share to the extent the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The note hedges are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive. The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at September 30, 2013.

The note hedges and warrants were separate transactions apart from the Notes, and Note holders have no rights with respect to these separate transactions. The note hedges and warrants are considered indexed to IGT common stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2013. Accordingly, the note hedges cost of $177.3 million, net of deferred taxes of $65.5 million, and $66.8 million received for the warrants were recorded as adjustments to shareholders’ equity. Subsequent changes in fair value will not be recognized as long as the note hedges and warrants continue to meet the criteria for equity classification.

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

5.35% Bonds

On September 19, 2013, we issued $500.0 million aggregate principal amount of 5.35% Notes due 2023, under our March 2012 shelf registration statement, March 29, 2012 prospectus, and September 13, 2013 prospectus supplement pursuant to an underwriting agreement dated September 12, 2013. We received net proceeds of $493.9 million after a discount of $2.1 million and deferred offering costs of approximately $4.0 million, both of which will be amortized to interest expense over the 5.35% Note term. Interest is payable semiannually on April 15 and October 15, beginning April 15, 2014. Net proceeds from the 5.35% Notes will be used to fund the redemption of our convertible notes due May 2014 and for general corporate purposes.

The 5.35% Bonds are general unsecured and unsubordinated obligations of IGT, ranking senior to all existing and future subordinated obligations. The 5.35% Bonds rank equal to all existing and future liabilities, including trade payables, of our subsidiaries. The 5.35% Bonds mature on October 15, 2023, unless IGT redeems them earlier by paying the holders 100% of the principal amount plus a make-whole redemption premium.

The 5.35% Bonds contain covenants which may, in certain circumstances:

•	restrict our ability to incur additional debt
•	limit our ability to enter into sale and leaseback transactions
•	restrict our ability to sell, transfer, lease or dispose of substantially all assets

The 5.35% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 5.35% Bonds, the outstanding amounts may become immediately due and payable.

Treasury lock interest rate derivatives settled in conjunction with our 5.35% Bonds are described in Note 11.

Shelf Registration

In March 2012, we filed a shelf registration statement with the SEC which allows us to issue debt securities, in one or more series, from time to time in amounts, at prices and on terms determined at the time of offering.

FINANCIAL CONDITION

			Increase
September 30,	2013	2012	(Decrease)
Assets	$4,612.8	$4,285.1	$327.7
Liabilities	3,358.7	3,087.3	271.4
Total Equity	1,254.1	1,197.8	56.3

Changes During 2013

Total assets increased primarily due to increase in cash and equivalents of $505.7 million, up largely because of new bonds issued in September 2013 in part to fund debt maturities due in 2014 (see Note 12). The increase in cash was partially offset by decreases in net property, plant and equipment of $71.8 million and net intangible assets of $62.8 million, primarily related to depreciation and amortization, and decrease in other assets related to interest rate swap losses of $51.6 million.

Liabilities increased primarily due to increases in net debt of $346.5 million mostly due to new bonds issued, partially offset by a decrease in jackpot liabilities of $56.0 million.

Total equity increased, $276.4 million from comprehensive income and $59.4 million related to employee stock plans, partially offset by share repurchases and dividends declared totaling $279.4 million.

CONTRACTUAL OBLIGATIONS and COMMERCIAL COMMITMENTS

The following table summarizes expected effects on future liquidity and cash flows from our minimum contractual obligations and commercial commitments as of September 30, 2013.

	Payments due by fiscal year
	Total	2014	2015 to 2016	2017 to 2018	2019 and thereafter
Debt (1)	$2,150.0	$850.0	$-	$-	$1,300.0
Interest and fees on debt (2)	455.0	58.5	111.6	111.6	173.3
Jackpot winner payments (3)	516.3	131.7	111.8	76.1	196.7
Open purchase orders	125.3	114.3	11.0	-	-
Acquisition contingent consideration (4)	177.2	117.2	60.0	-	-
Operating leases (5)	62.9	13.9	25.6	16.9	6.5
Other obligations (6)	10.7	7.5	3.1	0.1	-
Totals	$3,497.4	$1,293.1	$323.1	$204.7	$1,676.5

(1)	Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts. See the MDA—Credit Facilities discussion earlier and Note 12 for additional debt information.

(2)	Amounts represent the expected interest cash payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that effectively exchange fixed interest payments for variable rate payments associated with some of our debt obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt. See Note 11 and Note 12 for additional interest rate swap information.

(3)	Winner payments represent amounts due previous and future WAP jackpot winners. The timing and amount of future winner payments were estimated based on historical patterns of winners’ lump sum payment elections and discount rates effective at September 30, 2013. We maintain cash and investments at sufficient levels to fund jackpot liabilities for winner payments. See Notes 1 and 9 for additional information about jackpot liabilities.

(4)	See Note 21 for additional information regarding acquisition contingent consideration.

(5)	See Note 15 for additional information regarding operating leases.

(6)	Other obligations include unconditional amounts due under licenses, royalties and IP rights.

Liabilities related to unrecognized tax benefits of $132.6 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We expect to reduce these liabilities by approximately $31.0 million, inclusive of interest and penalties, in our 2014 first quarter related to the closure of US Federal income tax audits. See Note 14 for additional information regarding unrecognized tax benefits.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

At September 30, 2013, there were no recently issued accounting standards that are expected to have a significant impact to our financial statements.  See Note 1.

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

Revenue Recognition

Our revenues are derived from the design, development, manufacture, and marketing of casino-style gaming entertainment products and services, including game content, equipment, and systems technology. Revenues are recognized when all of the following have been satisfied:

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

Deferred revenue of $37.4 million at September 30, 2013 and $60.5 million at September 30, 2012 primarily related to obligations under multi-element contracts. Complex systems and/or multiple element contracts may take several months to complete and deferred revenue may increase as our products continue to evolve toward a more software systems-centric environment.

Intangible Assets And Acquisition Contingent Consideration Payable

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

Goodwill (see Note 8)

The carrying amount of goodwill is tested for impairment at least annually and in between annual tests in certain circumstances. An entity is permitted to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If it is determined that the two-step test is necessary, then the fair value of each reporting unit is first compared to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying value, the amount of the impairment loss is measured by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

Our three reporting units, North America, International and DoubleDown, were determined in accordance with US GAAP for reporting units. Our evaluation determined that components below our North America and International operating segments, with the exception of DoubleDown, were economically similar and should be aggregated. The DoubleDown component was disaggregated because of its uniquely different customer base and use of virtual currency in a social gaming market.

Inherent in goodwill valuations are significant judgments and estimates, including assumptions about future revenues, profitability, cash flows, and long-term growth rates, as well as our operational plans and interpretation of current industry and macroeconomic factors. If assumptions do not prove correct or economic conditions affecting future operations change, goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. Goodwill totaled $1.5 billion at September 30, 2013 and September 30, 2012.

2013 Qualitative Assessment

For 2013, we performed a qualitative assessment for each of our three reporting units, which we estimated have fair value significantly in excess of carrying value. We weighted the relative impact of key drivers and other industry or macroeconomic factors affecting each reporting unit in order to determine if any significant events, transactions, or other factors occurred or are expected to occur that would impair earnings or competitiveness. Factors specific to each reporting unit included financial performance and changes in carrying amounts. We also determined that the impact of macroeconomic factors on the discount rates and growth rates would not significantly affect the fair values of the reporting units. After assessing the totality of events and circumstances for each reporting unit, we concluded that it is not more likely than not that the fair value of each IGT reporting unit is less than its carrying value. As such, no further impairment testing was necessary.

2012 First Step Baseline Assessment

In determining the fair value of our reporting units for our 2012 assessment, we applied the income approach using a combination of the income approach based on DCF and the market approach using the implied valuation multiples (such as BEV to revenue and EBITDA) of comparable gaming companies, weighting each method’s result equally. Our DCF analysis was based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates were prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows were derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each IGT reporting unit. The discount rate used for each reporting unit ranged from approximately 10% to 17% for 2012.

Our 2012 annual goodwill impairment test indicated the fair value of each reporting unit was significantly in excess of carrying value, by over 400% or $1.9 billion for each of the North America and International reporting units, and by over 69% or $225.0 million for the DoubleDown reporting unit. To illustrate the sensitivity of the fair value estimates on our goodwill impairment test, we modified our 2012 test assumptions to create a hypothetical 50% decrease to the fair value of each reporting unit. The resulting hypothetical excess of fair value over carrying value would be approximately $0.8 billion for North America to $0.7 billion for International, and we would therefore continue to have no impairment for these reporting units. A hypothetical 50% decrease in the fair value of DoubleDown would likely result in impairment.

Other Intangibles (See Note 8)

Our portfolio of other intangibles substantially consists of finite-lived patents, contracts, trademarks, developed technology, reacquired rights and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life. Our other intangibles totaled $130.6 million at September 30, 2013 and $193.4 million at September 30, 2012.

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

In 2012, we recorded impairment of $14.6 million related to certain patents and $11.5 million related to developed technology, customer relationships, and trademarks. See Note 20.

Royalties

We also regularly evaluate the estimated future benefit of prepaid and deferred royalties to determine if the carrying amount is recoverable from forecasted sales or placements of our games. The carrying value of our prepaid and deferred royalties totaled $58.6 million at September 30, 2013 and $63.5 million at September 30, 2012.

Acquisition Contingent Consideration Payable (see Note 10)

Acquisition contingent consideration payable related to earn-out for DoubleDown, acquired in January 2012, is contingent on it reaching certain earnings targets (see Note 21). It was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability between (5% - 75%) to each possible scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at September 30, 2013. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value. Discount rate changes cause a directionally opposite change in the fair value.

The acquisition contingent consideration payable was presented as a component of other liabilities, $57.6 million current and $48.8 million noncurrent at September 30, 2013 versus $42.8 million current and $73.6 million noncurrent at September 30, 2012. Earn-out consideration of $45.0 million (excluding payroll taxes) was paid during 2013 for earnings targets met by DoubleDown during calendar 2012. During 2013, an increase of $35.0 million to the earn-out payable fair value was recorded as a component of contingent acquisition-related costs on the income statement. Changes in the payable fair value at September 30, 2013 were primarily due to higher earnings projections and the time-value of money.

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

Our jackpot liabilities decreased to $425.0 million at September 30, 2013 compared to $481.0 million at September 30, 2012. Consolidated jackpot expense totaled $77.0 million in 2013, $97.5 million in 2012, and $105.2 million in 2011. The decline in jackpot expense for 2013 resulted primarily from lower play levels, variations in slot play, and decreased WAP units in our installed base.

BUSINESS SEGMENT RESULTS, earlier in this MDA, provides additional details regarding the fluctuation in jackpot expense. Note 1 summarizes our accounting policies related to jackpot liabilities and expense.

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

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of changing technology and customer requirements. Inventories totaled $90.1 million at September 30, 2013 and $92.9 million at September 30, 2012.

We also estimate salvage values and useful lives for our gaming operations equipment. Trends in market demand and technological obsolescence may require us to record additional asset charges which would negatively impact gross profit and operating results.

Income Taxes (See Notes 1 and 14)

We conduct business globally and are subject to income taxes in US federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain tax positions, and income tax payments.

We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies. Net deferred tax assets totaled $239.5 million at September 30, 2013 and $200.1 million at September 30, 2012.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. We carefully monitor many factors including the impact of current economic conditions in our valuation of deferred tax assets. At September 30, 2013, our total valuation allowance of $63.2 million primarily consisted of investment write-downs, capital losses, net operating losses and foreign deferred assets. The related deferred tax assets are not expected to be fully realized because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

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

Our income tax provision will be impacted to the extent the final outcome of these tax positions differs from the amounts recorded. At September 30, 2013, our unrecognized tax benefits totaled $109.2 million, of which $80.8 million would impact the effective tax rate if recognized. At September 30, 2012, our unrecognized tax benefits totaled $111.5 million, of which $79.2 million would impact the effective tax rate if recognized. Our 2013 tax provision was positively impacted by tax benefits related to the manufacturer’s deduction and the R&D tax credit.

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

Hedging

The notional amount of forward contracts hedging our net foreign currency exposure related to our monetary assets and liabilities denominated in nonfunctional currency totaled $91.9 million at September 30, 2013 and $34.1 million at September 30, 2012. Changes in foreign exchange rates upon which these foreign exchange contracts are based result in exchange gains and losses. Generally, contract gain or loss should be offset by gain or loss on the underlying monetary exposures.

Translation

As currency rates change, translation of our foreign currency functional operations into US dollars affects year-over-year equity comparability. We do not generally hedge translation risk because cash flows from our international operations are typically reinvested locally. Currency exchange rates with the most significant impact to our translation include the British pound, Australian dollar, Euro, South African rand, and Canadian dollar. Disregarding that rates can move in opposite directions resulting in offsetting gains and losses, we estimate a 10% change in exchange rates overall would have impacted our reported equity by approximately $11.5 million at September 30, 2013 and $12.5 million at September 30, 2012.

Interest Rate Risk

Costs to fund jackpot liabilities

Fluctuations in prime, treasury and agency rates due to changes in market and other economic conditions directly impact our cost to fund jackpots and corresponding gaming operations gross profit. If interest rates decline, jackpot cost increases and gross profit decreases. We estimate a hypothetical decline of 100 bps in applicable interest rates would have reduced our gross profit by approximately $17.0 million in 2013 and $15.4 million in 2012. We do not manage this exposure with derivative financial instruments.

Domestic Credit Facility

Fluctuations in LIBOR directly impact interest costs related to our domestic credit facility. We estimate a hypothetical increase of 100 bps in LIBOR would have increased our interest expense for 2013 by approximately $0.5 million and $0.7 million in 2012. We do not manage this exposure with derivative financial instruments. See Note 12 for additional information about our domestic credit facility.

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

The face value of our convertible Notes (liability and equity components) totaled $850.0 million at September 30, 2013 and 2012; fair value totaled $937.1 million at September 30, 2013 and $888.3 million at September 30, 2012. See Note 12 for additional information about our convertible Notes.

Bonds and Related Swaps

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchange fixed rates for variable rates without an exchange of the notional amount upon which they are based. The swaps effectively converted fixed rate interest to variable rate based on the one-month and six-month LIBOR, reducing our effective rate on the bonds hedged for the years ended September 30, 2013 and 2012. See Notes 11 and 12 for additional information about our bonds and related swaps.

7.5% Bonds and Swaps

At September 30, 2013, the carrying value of the bonds, net of discount, totaled $498.2 million, and the fair value totaled $581.1 million; the swap bond adjustment was carried at its fair value of $48.4 million. At September 30, 2012, the carrying value of the bonds, net of discount, totaled $497.9 million, and the fair value totaled $598.4 million; the swap bond adjustment was carried at its fair value of $77.0 million.

5.5% Bonds and Swaps

At September 30, 2013, the carrying value of the bonds, net of discount, totaled $299.1 million, and the fair value totaled $320.0 million; the swap bond adjustment was carried at its fair value of $22.6 million. At September 30, 2012, the carrying value of the bonds, net of discount, totaled $299.0 million, and the fair value totaled $328.7 million; the swap bond adjustment was carried at its fair value of $42.5 million.

 5.35% Bonds

At September 30, 2013, the carrying value of the bonds, net of discount, totaled $497.9 million, and the fair value totaled $508.4 million. See Note 11 and Note 12 for additional information about these bonds and related treasury interest rate lock derivatives.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		55
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		56
CONSOLIDATED BALANCE SHEETS		57
CONSOLIDATED STATEMENTS OF CASH FLOWS		58
SUPPLEMENTAL CASH FLOWS INFORMATION		59
CONSOLIDATED STATEMENTS OF EQUITY		60
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		61

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	61

2.	VARIABLE INTERESTS AND AFFILIATES	71

3.	INVESTMENT SECURITIES	71

4.	RECEIVABLES	72

5.	CONCENTRATIONS OF CREDIT RISK	73

6.	INVENTORIES	74

7.	PROPERTY, PLANT AND EQUIPMENT	74

8.	GOODWILL AND OTHER INTANGIBLES	74

9.	JACKPOT INVESTMENTS AND LIABILITIES	75

10.	FAIR VALUE MEASUREMENTS	76

11.	FINANCIAL DERIVATIVES	78

12.	CREDIT FACILITIES AND INDEBTEDNESS	79

13.	CONTINGENCIES	84

14.	INCOME TAXES	90

15.	OPERATING LEASES	92

16.	EMPLOYEE BENEFIT PLANS	93

17.	EARNINGS PER SHARE	95

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	95

19.	BUSINESS SEGMENTS	96

20.	IMPAIRMENT AND RESTRUCTURING	97

21.	BUSINESS ACQUISITIONS	98

22.	DISCONTINUED OPERATIONS	99

23.	QUARTERLY FINANCIAL DATA (Unaudited)	100

24.	SUBSEQUENT EVENT	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

International Game Technology:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of cash flows and of total equity present fairly, in all material respects, the financial position of International Game Technology and its subsidiaries at September 30, 2013 and September 30, 2012 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
November 26, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 30,	2013	2012	2011
Revenues
Gaming operations	$991.4	$1,040.0	$1,036.5
Product sales	1,085.2	966.8	883.9
Interactive	265.0	143.9	36.6
Total revenues	2,341.6	2,150.7	1,957.0
Costs and operating expenses
Cost of gaming operations	374.3	405.7	403.9
Cost of product sales	520.2	444.5	396.7
Cost of interactive	102.7	62.9	18.0
Selling, general and administrative	460.4	410.4	353.3
Research and development	235.0	217.0	194.7
Depreciation and amortization	77.4	76.9	69.7
Contingent acquisition-related costs	73.9	69.1	-
Impairment	3.6	42.5	15.8
Total costs and operating expenses	1,847.5	1,729.0	1,452.1
Operating income	494.1	421.7	504.9
Other income (expense)
Interest income	44.4	45.3	51.2
Interest expense	(123.4)	(122.2)	(130.8)
Other	(12.8)	(2.0)	2.6
Total other income (expense)	(91.8)	(78.9)	(77.0)
Income from continuing operations before tax	402.3	342.8	427.9
Income tax provision	129.6	93.1	135.6
Income from continuing operations	272.7	249.7	292.3
Loss from discontinued operations, net of tax	-	(3.8)	(8.7)
Net income	$272.7	$245.9	$283.6
Other comprehensive income (loss)
Foreign currency translation adjustment	(4.3)	13.4	(19.1)
Unrealized gain (loss), net of tax	8.0	(0.1)	(0.4)
Comprehensive income	$276.4	$259.2	$264.1

Basic earnings (loss) per share
Continuing operations	$1.04	$0.86	$0.98
Discontinued operations	-	(0.01)	(0.03)
Net income	$1.04	$0.85	$0.95

Diluted earnings (loss) per share
Continuing operations	$1.03	$0.86	$0.97
Discontinued operations	-	(0.01)	(0.03)
Net income	$1.03	$0.85	$0.94

Cash dividends declared per share	$0.34	$0.24	$0.24

Weighted average shares outstanding
Basic	262.6	288.8	298.2
Diluted	265.2	290.4	299.8

See Accompanying Notes

CONSOLIDATED BALANCE SHEETS

September 30,	2013	2012
(In millions, except par value)
Assets
Current assets
Cash and equivalents	$713.3	$206.3
Investment securities	28.8	-
Restricted cash and investment securities	64.9	79.7
Restricted cash and investment securities of VIEs	2.1	2.2
Jackpot annuity investments	44.1	46.9
Jackpot annuity investments of VIEs	12.4	13.3
Accounts receivable, net	348.6	346.6
Current maturities of contracts and notes receivable, net	229.3	218.2
Inventories	90.1	92.9
Deferred income taxes	111.1	96.7
Other assets and deferred costs	131.3	160.5
Total current assets	1,776.0	1,263.3
Property, plant and equipment, net	483.9	555.7
Jackpot annuity investments	234.5	252.3
Jackpot annuity investments of VIEs	34.1	43.4
Contracts and notes receivable, net	165.6	139.3
Goodwill	1,471.1	1,469.7
Other intangible assets, net	130.6	193.4
Deferred income taxes	128.8	106.5
Other assets and deferred costs	188.2	261.5
Total Assets	$4,612.8	$4,285.1
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Short-term debt	$826.6	$-
Accounts payable	110.0	87.5
Jackpot liabilities, current portion	131.7	152.4
Accrued employee benefits	40.2	43.7
Accrued income taxes	7.8	8.1
Dividends payable	25.9	16.0
Other accrued liabilities	366.3	322.6
Total current liabilities	1,508.5	630.3
Long-term debt	1,366.3	1,846.4
Jackpot liabilities	293.3	328.6
Other liabilities	190.6	282.0
Total Liabilities	3,358.7	3,087.3
Commitments and Contingencies
Shareholders' Equity
Common stock: $.00015625 par value; 1,280.0 shares authorized; 271.4 and 343.5 issued; 256.2 and 266.1 outstanding	-	0.1
Additional paid-in capital	1,433.1	1,585.1
Treasury stock at cost: 15.2 and 77.4 shares	(274.9)	(1,332.9)
Retained earnings	87.7	941.0
Accumulated other comprehensive income	8.2	4.5
Total Equity	1,254.1	1,197.8
Total Liabilities and Shareholders' Equity	$4,612.8	$4,285.1

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,	2013	2012	2011
(In millions)
Operating
Net income	$272.7	$245.9	$283.6
Adjustments:
Depreciation and amortization	231.6	240.3	226.2
Acquisition-related contingent earn-out costs	35.0	27.5	-
Discounts and deferred issuance costs	45.0	41.2	41.7
Share-based compensation	39.4	33.2	40.7
Net loss on disposal and impairment	3.6	40.6	31.3
Excess tax benefits from employee stock plans	(2.5)	(2.4)	(3.2)
Other non-cash items	7.3	(16.9)	(5.3)
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(93.1)	(101.1)	(39.5)
Inventories	14.2	(11.7)	9.6
Accounts payable and accrued liabilities	(33.6)	53.8	(11.9)
Jackpot liabilities	(73.6)	(47.5)	(84.6)
Income taxes, net of employee stock plans	(24.6)	(38.4)	101.6
Other assets and deferred costs	28.6	(18.0)	22.2
Settlement of treasury lock contracts	12.6	-	-
Net operating cash flows	462.6	446.5	612.4
Investing
Capital expenditures	(127.8)	(208.7)	(205.1)
Proceeds from assets sold	24.6	33.1	12.8
Purchases of investment securities	(28.8)	-	-
Jackpot annuity investments, net	48.6	51.8	60.7
Changes in restricted cash	14.9	10.7	14.4
Loans receivable cash advanced	-	(0.8)	(0.5)
Loans receivable payments received	32.4	29.8	29.6
Proceeds from discontinued operations sold	-	-	47.0
Proceeds from unconsolidated affiliates	-	9.2	28.7
Business acquisitions, net of cash acquired	-	(233.9)	(105.9)
Net investing cash flows	(36.1)	(308.8)	(118.3)
Financing
Debt proceeds	617.9	280.0	95.0
Debt repayments	(260.0)	(140.0)	(195.0)
Debt issuance costs	(6.5)	-	(4.6)
Employee stock plan proceeds	27.5	13.3	32.4
Excess tax benefits from employee stock plans	2.5	2.4	3.2
Share repurchases	(190.5)	(475.2)	(50.1)
Noncontrolling interest acquired	-	(2.5)	-
Dividends paid	(79.0)	(70.6)	(71.7)
Acquisition-related contingent consideration	(27.9)	-	-
Net financing cash flows	84.0	(392.6)	(190.8)
Foreign exchange rates effect on cash and equivalents	(3.5)	1.2	(1.7)
Net change in cash and equivalents	507.0	(253.7)	301.6
Beginning cash and equivalents	206.3	460.0	158.4
Ending cash and equivalents	$713.3	$206.3	$460.0

See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION

Years Ended September 30,	2013	2012	2011
(In millions)
Jackpot funding
Change in jackpot liabilities	$(73.6)	$(47.5)	$(84.6)
Jackpot annuity purchases	(11.6)	(10.8)	(4.7)
Jackpot annuity proceeds	60.2	62.6	65.4
Net change in jackpot annuity investments	48.6	51.8	60.7
Net jackpot funding	$(25.0)	$4.3	$(23.9)

Capital expenditures
Property, plant and equipment	$(21.9)	$(43.8)	$(14.1)
Gaming operations equipment	(105.5)	(162.4)	(189.2)
Intellectual property	(0.4)	(2.5)	(1.8)
Total	$(127.8)	$(208.7)	$(205.1)

Payments
Interest	$58.2	$61.4	$69.1
Income taxes	154.5	133.4	28.3
Acquisition-related retention bonuses	30.2	-	-
Acquisition-related contingent earn out consideration
Operating cash flows	17.2	-	-
Financing cash flows	27.9	-	-
	$45.1	$-	$-

Non-cash investing and financing items:
Accrued capital asset additions	$1.9	$1.5	$-
Business acquisitions/purchase price adjustments
Fair value of assets	$-	$350.5	$131.3
Fair value of liabilities	-	116.6	25.4

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

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended September 30,	2013	2012	2011
(In millions)
Common stock
Shares issued:
Beginning shares	343.5	341.9	339.1
Employee stock plans	2.9	1.6	2.8
Treasury stock retired	(75.0)	-	-
Ending shares	271.4	343.5	341.9
Ending balance	$-	$0.1	$0.1

Additional paid-in capital
Beginning balance	$1,585.1	$1,542.5	$1,473.7
Employee stock plan shares issued	23.7	9.4	25.0
Share-based compensation	39.4	33.2	43.8
Treasury stock retired	(215.1)	-	-
Ending balance	$1,433.1	$1,585.1	$1,542.5

Treasury stock
Beginning balance	$(1,332.9)	$(855.2)	$(802.0)
Shares repurchased	(190.5)	(475.2)	(50.1)
RSA forfeitures	(3.7)	(2.5)	(3.1)
Treasury stock retired	1,252.2	-	-
Ending balance	$(274.9)	$(1,332.9)	$(855.2)

Retained earnings
Beginning balance	$941.0	$763.8	$551.8
Dividends declared	(88.9)	(68.7)	(71.6)
Net income	272.7	245.9	283.6
Treasury stock retired	(1,037.1)	-	-
Ending balance	$87.7	$941.0	$763.8

Accumulated other comprehensive income (loss)
Beginning balance	$4.5	$(8.8)	$10.7
Other comprehensive income (loss)	3.7	13.3	(19.5)
Ending balance	$8.2	$4.5	$(8.8)

Noncontrolling interest
Beginning balance	$-	$2.4	$-
Change in ownership	-	(2.4)	2.4
Ending balance	$-	$-	$2.4

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year	Ended		Weeks
	Actual	Presented as
2013	September 28, 2013	September 30, 2013	52
2012	September 29, 2012	September 30, 2012	52
2011	October 1, 2011	September 30, 2011	52

Discontinued Operations

Prior period discontinued operations were reclassified in our income statements, but statements of cash flows were not recast. See Note 22.

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

Related Party Transaction

On June 27, 2013, IGT entered into a settlement agreement with the members of the Ader Group (as defined below) in connection with the proxy contest relating to IGT’s 2013 annual meeting of stockholders. Pursuant to the settlement agreement, the members of the Ader Group agreed to observe certain standstill provisions for the four-year period beginning on the date of the settlement agreement. In addition, the Ader Group and IGT agreed to a mutual release of claims in connection with, relating to, or resulting from the proxy contest. They also entered into mutual non-disparagement agreements. Furthermore, IGT agreed to reimburse the Ader Group for its documented out-of-pocket costs, fees, and expenses incurred in connection with the proxy contest, up to $2.5 million, which was paid in July 2013.

At the time of the transaction, Daniel B. Silvers was a member of both the IGT Board of Directors and the Ader Group, collectively comprised of Ader Investment Management LP, Ader Long/Short Fund LP, Doha Partners I LP, Ader Fund Management LLC, Ader Investment Management LLC, Jason N. Ader, Raymond J. Brooks, Jr., Charles N. Mathewson, Daniel B. Silvers, Laura T. Conover-Ferchak, Andrew P. Nelson, and Richard H. Pickup.

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

Product Sales

Revenues from product sales include land-based gaming machines and non-machine gaming related equipment, systems, services, licensing and royalty fees, and component parts (including game theme and electronics conversion kits). Time-based licensing and maintenance fees are typically recognized ratably over the term of the agreement. Our credit sales terms are predominately 90 days or less. We also grant extended payment terms under contracts of sale secured by the related equipment sold, and these contracts are predominantly paid within their terms.

Interactive

Interactive revenues are generated from online social gaming and online real-money products and services.

Our North America based DoubleDown casino-style social gaming operation generates revenues from the sale of virtual casino chips to players that can be used within the DoubleDown Casino® for additional play or game enhancements. Revenues from player purchases are recognized ratably over the estimated average service period in which the chips are consumed based on historical data analysis. Because DoubleDown is the principal, responsible for substantially all aspects of the casino services and sale of virtual goods to the player, revenues are recorded on a gross basis. Payment processing fees paid to Facebook, Apple and Google on a revenue participation basis are recorded within cost of revenues. This determination is subject to judgment and may change depending on the circumstances surrounding the substance or nature of transactions.

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

Most of our products and services qualify as separate units of accounting. Terms of performance, cancellation, termination, or refunds in our multiple element contracts are similar to those for individual stand-alone deliverables.  Arrangement consideration is allocated among multiple deliverables based on relative selling prices. In order of preference, relative selling prices are estimated based on VSOE, third-party evidence, or management’s best estimate.

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

September 30,	2013	2012
Other accrued liabilities (current)	$31.0	$51.8
Other liabilities (noncurrent)	6.4	8.7
Total deferred revenues	$37.4	$60.5

Jackpot Accounting

Jackpot Liabilities and Expense

We incur jackpot expense and accrue jackpot liabilities with every wager on devices connected to an IGT WAP system. Only WAP games include IGT-sponsored jackpots for which IGT incurs jackpot expense. WAP games are a component of our MegaJackpot® premium branded units and comprised 16% of our total gaming operations installed base at September 30, 2013, 16% at September 30, 2012, and 17% at September 30, 2011. A portion of fees paid to IGT is used for the funding and administration of the IGT-sponsored WAP jackpot payments.

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

WAP Systems Interest

Interest income accretion on jackpot annuity investments is offset by interest expense accretion on previous winner liabilities. WAP interest income and expense, included in other income (expense), accretes at approximately the same rate and varies depending on the amount of jackpots won and the number of winners electing periodic payments. WAP systems annuity investments’ interest accretion totaled $17.8 million in 2013, $20.0 million in 2012, and $22.4 million in 2011. Interest income also includes earnings on other cash and short-term investments held within our WAP operations.

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

The amount, frequency, and terms of share-based awards vary based on competitive practices, operating results, and government regulations. New shares of IGT common stock are issued upon exercises of stock options, vesting of restricted share units, or restricted share grants. Since 2010, restricted share awards have been granted in the form of units without dividends and count as two shares against the balance of shares available for grant. Forfeitures occur primarily when employment is terminated prior to vesting.

ESPP

Under the ESPP, eligible employees are granted an option with a 12-month term to purchase a limited number of shares, exercisable the last day in February each year at 95% of the market price upon exercise. Eligible employees may participate in this plan through payroll deductions up to certain limits.

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

The fair value of restricted share awards is based on the market price of IGT common stock on the grant date. We also use the Monte-Carlo simulation process to estimate the fair value on the grant date of the relative total shareholder return portion of awards that are based on a combination of operating performance targets and stock price modifiers. We estimate the fair value of stock option awards on the grant date using the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical IGT stock factors. Expected term represents the estimated weighted average time between grant and employee exercise. Risk free rate is based on US Treasury rates appropriate for the expected term. See Note 16.

Advertising Costs

Advertising costs are expensed as incurred. Amounts included in continuing operations totaled $68.2 million in 2013, $34.3 million in 2012, and $10.8 million in 2011. Increases since 2011 were primarily in correlation with social gaming revenue growth.

Research and Development

R&D is expensed as incurred because our products generally reach technological feasibility shortly before distribution. Employee related costs associated with product development are included in R&D costs. Certain R&D performed for specific customers is charged to cost of revenues with the related sale. Development costs related to software to be used only for services provided to customers is capitalized as internal-use software and amortized over its useful life within the costs of relevant revenues.

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

When a scheduled payment is not received within 30 days of its due date, the past due customer financing is collectively evaluated for impairment (general allowance). When collectability becomes uncertain, due to events and circumstances such as bankruptcy and tax or legal issues that caused an adverse change in a customer’s cash flows or financial condition, the financing is individually evaluated for impairment (specific allowance). The amount of specific allowance is determined based on an evaluation of the probability of collection. All changes in the net carrying amount of customer financing is recorded to bad debt provision or impairment.

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

Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized over 1 to 9 years, reflecting the expected pattern in which the economic benefits of the assets will be consumed based on projected usage and revenues. When the pattern of economic benefit is not determinable, amortization is recorded under the straight-line method. Factors considered when assigning useful lives include legal, regulatory, and contractual provisions, as well as the effects of product obsolescence, demand, competition, and other economic factors.

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

Financial Derivatives

We use derivative financial instruments to manage certain foreign currency exchange and interest rate risk. We execute derivative financial instruments with high credit quality counterparties and diversified our positions among such counterparties to reduce our exposure to credit losses.

Derivative financial instruments are recognized as fair value assets or liabilities. Accounting for changes in the fair value of derivatives depends on the intended use and resulting designation. We are not party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. Derivative financial instruments are recorded on a net basis with counterparties with a master netting arrangement. Unless otherwise noted, derivative gains or losses, including any ineffectiveness, are recognized in other income (expense). Cash flows from derivative instruments designated as fair value or cash flow hedges are classified in the same category as cash flows from the items being hedged.  See Note 11.

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

Significant investments denominated in foreign currency are also hedged with forward exchange contracts to protect the US dollar value of the investment. As designated fair value hedges, these derivative gains or losses are recorded together with the offsetting gains or losses on the change in the investment’s fair value attributable to foreign currency rates. Time value is excluded from effectiveness testing.

Interest Rate Hedging

We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. The amount and term of each swap is matched with all or a portion of outstanding principal and remaining term of a specific obligation. Our swaps exchanged fixed rates for variable rates without an exchange of the notional amount upon which they are based.

These swaps are designated fair value hedges because they protect against fair value changes related to interest rates on a portion of fixed rate borrowings. These derivative gains or losses are recorded together with the offsetting change in the fair value of the hedge-designated portion of fixed rate debt to other income (expense). Amounts receivable or payable under the swaps are net settled and recorded as a net receivable or payable with corresponding adjustments to interest expense.

Treasury Locks

We use interest rate lock derivatives to reduce exposure to fluctuations in the treasury yield component of the coupon of an anticipated debt issuance. These interest rate locks are designated cash flow hedges because they protect against variability in cash flows of future debt proceeds and coupon interest due to changes in treasury interest rates in advance of a planned debt issuance.

Changes in the fair value are recorded until settled as a current other asset or liability depending on whether the contracts are in a gain or a loss position. The fair value of the effective portion is reported in AOCI and the amount upon settlement is amortized over the life of the issued debt using the effective interest method. Ineffectiveness (measured as the excess change in fair value over the hypothetical expected change in fair value) is recorded in other non-operating expense.

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

Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate

In July 2013, the FASB issued an ASU permitting the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes in addition to US Treasury and LIBOR.  The amendment also removes the restriction on using different benchmark rates for similar hedges. We adopted this ASU in July 2013, effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and it did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists

In July 2013, the FASB issued an ASU requiring the netting of unrecognized tax benefits against a deferred tax asset for a loss or other Carryforward that would apply in settlement of the uncertain tax position. This ASU will be effective for our 2015 first quarter and is not expected to have a material impact on our financial statements.

Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries

In March 2013, the FASB issued an ASU requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in or no longer holds a controlling financial interest in a foreign entity. This ASU will be effective prospectively for our 2015 first quarter and is not expected to have a material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $48.6 million at September 30, 2013 and $58.9 million at September 30, 2012.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it is unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control. Under the agreement, our maximum exposure at September 30, 2013 consisted of $0.5 million in note financing provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases.

Revenues recognized related to this distributor totaled $11.1 million for the year ended September 30, 2013, and $4.4 million for the year ended September 30, 2012. Contracts and notes receivable due from this distributor totaled $11.3 million at September 30, 2013 ($8.6 million current and $2.7 million non-current).

Investments in Unconsolidated Affiliates

In May 2007, we entered into a strategic business arrangement with CLS, a public company listed on the Growth Enterprise Market of the Hong Kong Exchange, to explore opportunities in the China lottery market. As part of this arrangement, we invested $72.0 million in CLS unsecured convertible notes due May 31, 2015 and $33.6 million for approximately 5% of the outstanding ordinary shares of CLS.

In connection with changes in our China strategy in 2010, the notes were restructured for an immediate payment of $39.8 million and a new non-interest bearing convertible note of HK$166.3 million ($21.4 million), resulting in an impairment loss of $20.5 million. The new note was paid in two installments of $12.2 million in September 2011and $9.2 million in May 2012. The outstanding shares of CLS were sold in 2011 for net proceeds of $16.5 million and a gain of $4.3 million, after 2008 losses recognized of $21.4 million.

3.	INVESTMENT SECURITIES

We place short-term investments in high credit quality financial institutions and in short-duration high-quality securities. With the exception of US Government and Agency securities, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group, or type of investment. Cash on deposit is held primarily in money market funds and may be in excess of Federal Deposit Insurance Corporation limits.

At September 30, 2013, we held investments recorded at fair value of $28.8 million in debt securities with various maturities of less than four months, and there was no unrealized gain or loss.

4.	RECEIVABLES

See Note 1 for information about our receivables accounting policies.

Allowances For Credit Losses

September 30,	2013	2012	2011
Accounts Receivable:
Beginning balance	$19.1	$17.6	$24.6
Charge-offs	(3.1)	(2.8)	(10.7)
Recoveries	0.1	1.1	0.1
Provisions	6.2	3.2	3.6
Ending balance	$22.3	$19.1	$17.6

Customer Financing:
Beginning balance	$72.8	$71.4	$78.4
Charge-offs	-	(10.4)	(9.3)
Recoveries	-	-	-
Provisions	5.7	11.8	2.3
Ending balance	$78.5	$72.8	$71.4
Current	$67.7	$51.6	$41.7
Non-current	$10.8	$21.2	$29.7

Other Customer Financing Information

Estimated future collections	2014	2015	2016	2017	2018	Thereafter	Total
Notes	$27.7	$1.0	$-	$-	$-	$-	$28.7
Contracts	201.6	101.2	42.3	19.5	1.6	-	366.2
	$229.3	$102.2	$42.3	$19.5	$1.6	$-	$394.9

Periods Ended September 30,	2013	2012
Recorded Investment: Principal and interest due, net of deferred interest and fees of:	$7.0	$8.1

Individually evaluated for impairment	$82.4	$123.2
Collectively evaluated for impairment	391.0	307.1
Total	$473.4	$430.3

Allowances for Credit Losses
Individually evaluated for impairment	$63.4	$59.9
Collectively evaluated for impairment	15.1	12.9
Total	$78.5	$72.8

Age Analysis of Recorded Investment	September 30, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$18.4	$1.5	$19.9	$6.6	$-	$6.6
30-59 days	5.1	1.4	6.5	6.0	1.4	7.4
60-89 days	4.5	1.3	5.8	1.4	1.4	2.8
Over 90 days	16.1	54.9	71.0	6.3	40.0	46.3
Total past due	$44.1	$59.1	$103.2	$20.3	$42.8	$63.1
Total current (2)	339.1	31.1	370.2	288.1	79.1	367.2
Grand total	$383.2	$90.2	$473.4	$308.4	$121.9	$430.3

Over 90 days and accruing interest	$-	$1.3	$1.3	$1.4	$0.3	$1.7
Nonaccrual status (not accruing interest)	13.5	76.2	89.7	13.8	75.0	88.8

(2)	includes impaired Alabama note of $18.8 million in 2013 and $35.0 million in 2012 (see Note 20)

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade
	September 30, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$126.1	$-	$126.1	$87.8	$-	$87.8
Medium	100.2	0.1	100.3	68.3	0.2	68.5
High (3)	156.9	90.1	247.0	152.3	121.7	274.0
Total recorded investment	$383.2	$90.2	$473.4	$308.4	$121.9	$430.3

(3)	includes $75.0 million of impaired Alabama note receivable (see Note 20)

Impaired loans	September 30, 2013			September 30, 2012
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$5.7	$75.0	$80.7	$2.5	$75.0	$77.5
Unpaid principal face	5.8	75.0	80.8	2.5	75.0	77.5
Related allowance	2.6	60.8	63.4	1.4	58.5	59.9
Average recorded investment	4.1	75.0	79.1	3.9	79.5	83.4

Interest income recognized on impaired contracts totaled $0.5 million (accrual basis) in 2013 and zero in 2012.

5.	CONCENTRATIONS OF CUSTOMER CREDIT RISK

Receivables By Legal Gaming Region At September 30, 2013

Nevada	13%	Argentina	15%
Illinois	6	Europe	7
Other (less than 4% individually)	35	Australia	6
North America	54%	Mexico	6
		Other (less than 4% individually)	12
		International	46%

6.	INVENTORIES

September 30,	2013	2012

Raw materials	$51.2	$48.8
Work-in-process	2.7	2.4
Finished goods	36.2	41.7
Total	$90.1	$92.9

7.	PROPERTY, PLANT AND EQUIPMENT

September 30,	2013	2012	Useful Lives
			(years)
Land	$61.2	$62.7
Buildings	231.3	236.7	40
Leasehold improvements	16.4	15.3	1-10
Machinery, furniture and equipment	309.0	287.9	3-10
Gaming operations equipment	785.9	813.5	2-5
Total	1,403.8	1,416.1
Less accumulated depreciation	(919.9)	(860.4)
Property, plant and equipment, net	$483.9	$555.7

Depreciation expense totaled $168.5 million in 2013, $177.4 million in 2012, and $177.1 million in 2011.

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill

	North
Activity By Segment	America	International	Total
2012
Beginning balance	$1,042.8	$188.6	$1,231.4
Acquisitions (see Note 21)	232.8	-	232.8
Foreign currency	-	5.5	5.5
Ending balance	1,275.6	194.1	1,469.7
2013
Purchase price adjustment	(0.2)	-	(0.2)
Foreign currency	-	1.6	1.6
Ending balance	$1,275.4	$195.7	$1,471.1

Other Intangibles

	September 30, 2013			September 30, 2012
		Accumulated			Accumulated
Ending Balances	Cost	Amortization	Net	Cost	Amortization	Net
Patents	$376.1	$334.1	$42.0	$379.6	$310.7	$68.9
Developed technology	129.1	79.9	49.2	131.9	68.3	63.6
Contracts	20.1	18.6	1.5	23.9	21.1	2.8
Reacquired rights	14.7	5.2	9.5	14.7	3.5	11.2
Customer relationships	61.2	40.1	21.1	61.1	23.9	37.2
Trademarks	12.5	5.2	7.3	12.5	2.8	9.7
Total	$613.7	$483.1	$130.6	$623.7	$430.3	$193.4

	Actual			Estimated
Aggregate Amortization	2013	2012	2011	2014	2015	2016	2017	2018
	$63.1	$62.9	$49.1	$52.0	$36.1	$22.0	$10.2	$5.2

9.	JACKPOT INVESTMENTS AND LIABILITIES

See Note 10 for information about carrying values, fair values and unrealized gains and losses.

Jackpot Investments

As of September 30, 2013, these securities mature through 2038, with accreted interest, as follows:

Within 1 year	2-5 years	6-10 years	Thereafter	Total
$56.5	$175.3	$117.6	$69.2	$418.6

Jackpot Liabilities

September 30,	2013	2012
Payments due previous winners	$422.0	$466.4
Payments due future winners	94.3	120.9
Unamortized discounts	(91.3)	(106.3)
Total jackpot liabilities	$425.0	$481.0

Future jackpot payments due	2014	2015	2016	2017	2018	Thereafter	Total
Previous winners	$59.7	$52.6	$47.5	$40.6	$34.3	$187.3	$422.0
Future winners	72.0	11.1	0.6	0.6	0.6	9.4	94.3

10.	FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Money market funds	$168.0	$168.0	$-	$-
Investment securities	28.8	-	28.8	-
Derivative assets	67.0	-	67.0	-
Derivative liabilities	(72.2)	-	(72.2)	-
Acquisition contingent consideration payable	(106.4)	-	-	(106.4)

September 30, 2012
Money market funds	$77.0	$77.0	$-	$-
Derivative assets	118.2	-	118.2	-
Derivative liabilities	(119.7)	-	(119.7)	-
Acquisition contingent consideration payable	(116.4)	-	-	(116.4)

Valuation Techniques and Balance Sheet Presentation

Money market funds were primarily money market securities valued based on quoted market prices in active markets.

Investment securities were commercial paper debt securities valued based on quoted market prices for similar instruments, using observable market based inputs. See Note 3.

Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties, LIBOR credit default swap rates for non-performance risk, forward yields for the 10-year treasury sourced from Bloomberg, and net settlement amounts where appropriate. These are presented primarily as components of other assets, other liabilities, notes payable, and AOCI. See Note 11.

Acquisition contingent consideration payable related to earn-out for DoubleDown, acquired in January 2012, and was dependent on reaching certain earnings targets (see Note 21). It was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (5% - 75%) to each outstanding scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at September 30, 2013. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value.  Discount rate changes cause a directionally opposite change in the fair value.

The acquisition contingent consideration payable was presented as a component of other liabilities, $57.6 million current and $48.8 million noncurrent at September 30, 2013 versus $42.8 million current and $73.6 million noncurrent at September 30, 2012. Earn-out consideration of $45.0 million (excluding payroll taxes) was paid during 2013 for earnings targets met by DoubleDown during calendar 2012. During 2013, an increase of $35.0 million to the earn-out payable fair value was recorded to contingent acquisition-related costs on the income statement, along with $37.9 million for accrued retention plan compensation. Changes in fair value at September 30, 2013 were primarily due to higher earnings projections and the time-value of money.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Years Ended September 30,	2013	2012		2011
	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates	Acquisition Contingent Consideration Payable	Investments in Unconsolidated Affiliates
Beginning balance	$(116.4)	$9.3	$-	$21.3
Gain (loss) included in:
Other income (expense) - other	-	(0.7)	-	(2.1)
Other comprehensive income	-	-	-	0.1
Issuances	-	-	(88.9)	-
Accretion (interest and fair value adjustment)	(35.0)	0.6	(27.5)	2.2
Settlements	45.0	(9.2)	-	(12.2)
Ending balance	$(106.4)	$-	$(116.4)	$9.3

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$-	$-	$(2.1)

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
September 30, 2013
Jackpot investments	$325.1	$366.3	$366.3	$-	$-	$41.2
Contracts & notes receivable	394.9	388.3	-	-	388.3	(6.6)
Jackpot liabilities	(425.0)	(425.2)	-	-	(425.2)	(0.2)
Debt	(2,121.9)	(2,346.6)	(2,346.6)	-	-	(224.7)

September 30, 2012
Jackpot investments	$355.9	$422.0	$422.0	$-	$-	$66.1
Contracts & notes receivable	357.5	353.5	-	-	353.5	(4.0)
Jackpot liabilities	(481.0)	(503.0)	-	-	(503.0)	(22.0)
Debt	(1,726.9)	(1,955.4)	(1,815.4)	(140.0)	-	(228.5)

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

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (2.6%) for the estimated funding rate and the 10-year credit default swap rate (1.76%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.08%) with the 1-year credit default swap rate (.17%) for the current amounts and the 2-year treasury yield curve rate (.32%) with the 2-year credit default swap rate (.35%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

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

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $91.9 million at September 30, 2013 and $34.1 million at September 30, 2012.

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

Treasury Locks

During 2013, we executed interest rate lock transactions to reduce exposure to fluctuations in treasury interest rates in anticipation of the 5.35% Bonds issued on September 19, 2013. These transactions fixed the treasury yield component of the coupon rate on an aggregate notional amount of $250.0 million and matured on August 15, 2013 and September 19, 2013. There was no ineffectiveness. The total gain of $12.6 million was recorded to AOCI, net of $4.6 million tax, and will be amortized over the 10-year term of the 5.35% Bonds as a yield adjustment to reduce interest expense.

Presentation of Derivative Amounts

Balance Sheet Location and Fair Value at September 30,	2013	2012
Non-designated Hedges
Foreign currency contracts: Other assets and deferred costs (current)	$0.5	$0.1
Foreign currency contracts: Other accrued liabilities	1.1	0.2
Designated Hedges
Interest rate swaps: Other assets and deferred costs (noncurrent)	$66.5	$118.1
Interest rate swaps: Long-term debt	71.1	119.5
Interest rate locks: AOCI	8.0	-

Income Statement Location and Gain (Loss) For Fiscal Years	2013	2012	2011
Non-designated Hedges
Foreign currency contracts: Other income (expense)	$(0.5)	$0.5	$2.6
Designated Hedges
Interest rate swaps - ineffectiveness: Other income (expense)	$(3.2)	$1.5	$(2.9)
Interest rate swaps - effectiveness: Interest expense	25.9	24.5	22.1

12.	CREDIT FACILITIES AND INDEBTEDNESS

Total Outstanding debt

Periods Ended September 30,	2013	2012
Credit facility (due April 2018)	$-	$140.0
3.25% Convertible Notes (due May 2014)	850.0	850.0
7.5% Bonds (due June 2019)	500.0	500.0
5.5% Bonds (due June 2020)	300.0	300.0
5.35% Bonds (due October 2023)	500.0	-
Total principal debt obligations	2,150.0	1,790.0
Discounts:
3.25% Convertible Notes	(23.3)	(60.0)
7.5% Bonds	(1.8)	(2.1)
5.5% Bonds	(0.9)	(1.0)
5.35% Bonds	(2.1)	-
Swap fair value adjustments:
7.5% Bonds	48.4	77.0
5.5% Bonds	22.6	42.5
Total outstanding debt, net	$2,192.9	$1,846.4

	2014	2015	2016	2017	2018	Thereafter	Total
Expected principal payments	$850.0	$-	$-	$-	$-	$1,300.0	$2,150.0

IGT was compliant with all covenants and embedded features required no bifurcation at September 30, 2013. Interest rate swaps are described in Note 11.

Credit Facility

At September 30, 2013, no borrowings were outstanding under our $1.0 billion revolving credit facility, $972.0 million was available, and $28.0 million was reserved for letters of credit and performance bonds.

On April 23, 2013, we amended and restated our credit agreement, increasing the available revolving line from $750.0 million to $1.0 billion, of which up to $50.0 million is available for letters of credit and up to $50.0 million is available for swing line borrowing. The former facility was terminated in conjunction with the issuance of the new credit facility. Subject to lenders’ consent, the facility may be increased by $250.0 million at any time up to 60 days prior to maturity. At maturity on April 23, 2018, all amounts outstanding will be immediately due and payable. The maturity may be extended upon our request for one year on each of the first and second closing date anniversaries, presuming no default exists.

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

3.25% Convertible Notes

These notes were classified current at September 30, 2013.

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

Each $1,000 Note is convertible into 50.3630 shares of IGT Common Stock, representing a conversion price of $19.86 per share at September 30, 2013. Upon conversion, a holder will receive cash up to the aggregate principal amount of each Note and shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. The conversion rate is adjustable upon the occurrence of certain events as defined in the indenture. The Notes are convertible under any of the following circumstances:

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

Years Ended September 30,	2013	2012	2011

Contractual interest expense	$27.5	$27.5	$27.5
Discount amortization	36.7	33.4	30.6
Remaining discount amortization period (in months)	7

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

If our share price is above $19.86 upon conversion of the Notes, the note hedges will automatically neutralize the impact to share dilution, because IGT will receive shares under the note hedges exercised equal to the shares IGT must deliver to the Note holders. If our share price is above $30.14, upon exercise of the warrants IGT will deliver shares to the counterparties in an amount equal to the excess of our share price over $30.14. A 10% increase in our share price above $30.14 would result in the issuance of 3.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur at a declining rate.

Prior to conversion or exercise, the Notes and warrants could have a dilutive effect on our earnings per share to the extent the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The note hedges are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive. The market price condition for convertibility of our Notes was not met and there were no related note hedges or warrants exercised at September 30, 2013.

The note hedges and warrants were separate transactions apart from the Notes, and Note holders have no rights with respect to these separate transactions. The note hedges and warrants are considered indexed to IGT common stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2013. Accordingly, the note hedges cost of $177.3 million, net of deferred taxes of $65.5 million, and $66.8 million received for the warrants were recorded as adjustments to shareholders’ equity. Subsequent changes in fair value have not been recognized as the note hedges and warrants continued to meet the criteria for equity classification at September 30, 2013.

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

5.35% Bonds

On September 19, 2013, we issued $500.0 million aggregate principal amount of 5.35% Notes due 2023, under our March 2012 shelf registration statement, March 29, 2012 prospectus, and September 13, 2013 prospectus supplement pursuant to an underwriting agreement dated September 12, 2013. We received net proceeds of $493.9 million after a discount of $2.1 million and deferred offering costs of approximately $4.0 million, both of which will be amortized to interest expense over the 10-year term. Interest is payable semiannually on April 15 and October 15, beginning April 15, 2014. Net proceeds from the 5.35% Notes will be used to fund the redemption of our convertible notes due May 2014 and for general corporate purposes.

The 5.35% Bonds are general unsecured and unsubordinated obligations of IGT, ranking senior to all existing and future subordinated obligations. The 5.35% Bonds rank equal to all existing and future liabilities, including trade payables, of our subsidiaries. The 5.35% Bonds mature on October 15, 2023, unless IGT redeems them earlier by paying the holders 100% of the principal amount plus a make-whole redemption premium. The 5.35% Bonds contain covenants which may, in certain circumstances:

•	restrict our ability to incur additional debt
•	limit our ability to enter into sale and leaseback transactions
•	restrict our ability to sell, transfer, lease or dispose of substantially all assets

The 5.35% Bonds specify a number of events of default (some of which are subject to applicable grace or cure periods), including the failure to make timely principal and interest payments or satisfy the covenants. Upon the occurrence of an event of default under the 5.35% Bonds, the outstanding amounts may become immediately due and payable.

Treasury Locks

IGT executed interest rate lock transactions in connection with the 5.35% bonds issuance to reduce the exposure to fluctuations in treasury interest rates. The settlement was recorded as an increase of $12.6 million to AOCI and will be amortized using the effective interest method to reduce interest expense over the 10-year term. After giving effect to the discount, deferred offering costs and treasury locks, the effective interest rate is 5.18%. See Note 11.

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

Atlantic Lotteries

On April 26, 2012, representatives of a purported class of persons allegedly harmed by VLT gaming filed an action in the Supreme Court of New Foundland and Labrador. Atlantic Lottery Corporation has impleaded VLC, Inc., IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action.  Plaintiffs filed a motion for class action certification on September 17, 2012. The Court has decided to address the motion for certification in two phases. Under Phase 1, the Court will determine whether the Plaintiffs have pleaded a cause of action. Hearings on Phase 1 were held on June 6 and 7, 2013. No decision has been filed yet. Should the Court conclude that Plaintiffs have pleaded a cause of action, then, under Phase 2, the Court would determine the appropriateness of certification of the putative class.

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

In conjunction with the Anchor acquisition purchase price allocation as of December 31, 2001, IGT used the relief of royalty valuation methodology to estimate the fair value of the patents at $164.4 million. The carrying value of the patents at September 30, 2013 totaled $7.4 million.

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

On February 8, 2011, a jury verdict was entered in favor of the plaintiffs as to their Sarbanes-Oxley claims and plaintiffs were awarded damages in an amount equal to approximately $2.2 million.  On March 9, 2011, IGT filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial or for Remittitur.  On May 24, 2011, the Court denied these motions, and on May 27, 2011, the Court entered an amended judgment for prejudgment interest of approximately $1.3 million, attorneys’ fees of approximately $1.0 million, and court costs of approximately $132,000.  IGT filed a notice of appeal to the US Court of Appeals for the Ninth Circuit on June 21, 2011. On July 1, 2011 plaintiffs filed a notice of cross appeal. On September 27, 2013, the Ninth Circuit affirmed the jury verdict and the lower Court’s judgment on prejudgment interest, costs, and fees. All amounts have been accrued.

Lightning Box Games
On July 30, 2013, IGT was sued in US District Court for the Northern District of Illinois for patent infringement by Lightning Box Games (LBG), captioned Lightning Box Games PTY LTD. v. International Game Technology and Caesars Entertainment Corporation, Case No. 13-cv-5423. LBG alleges infringement of two related patents for "Electronic System for Playing of Reel-Type Games," and specifically accuses IGT's MultiPLAY video slot machines of infringing one or more claims of the patents. LBG is seeking, among other items, preliminary and permanent injunctive relief, monetary damages resulting from the infringing conduct (including pre- and post-judgment interest), and court costs. IGT intends to vigorously defend against the claims asserted in this lawsuit.

Mark E Pollack Arbitration

In January 2013, IGT notified Mark E Pollack that it was terminating eight agreements between IGT and Mr. Pollack relating to services provided by Mr. Pollack (e.g., providing ideas for gaming machines and initiating and arranging meetings with various artists and intellectual property owners).  Mr. Pollack disagreed that IGT could terminate the agreements and the parties entered mediation pursuant to the dispute resolution provisions in the respective agreements.  On October 22, 2013, the parties filed arbitration demands submitting the dispute to arbitration before Judicial Arbitration Mediation Services (JAMS), captioned International Game Technology v. Pollack, Case No. 1260002648 and Pollack v. International Game Technology, Case No. 1260002648.  Mr. Pollack is requesting unspecified monetary damages and injunctive relief.  IGT is currently working with Mr. Pollack on the selection of an arbitrator to hear the dispute.

 WMS Gaming, Inc.

2013 Northern District of Illinois

On July 2, 2013, IGT was sued by WMS Gaming, Inc. in US District Court for the Northern District of Illinois, captioned WMS Gaming, Inc. v. IGT, Case No. 1:13-cv-4788.  The suit relates to a contract between the parties.  WMS alleges that IGT breached the contract, anticipatorily repudiated the contract, breached the implied covenant of good faith and fair dealing, and violated the Nevada Unfair Trade Practices Act.  WMS sought a temporary restraining order, which was denied.  WMS is seeking, among other things, declaratory judgment, specific performance, injunctive relief, unspecified monetary damages, and attorneys’ fees and costs.  IGT intends to vigorously defend against the claims asserted in this lawsuit.

2013 Arbitration

Related to foregoing lawsuit, on September 10, 2013 IGT filed an arbitration with the American Arbitration Association (AAA) against WMS, captioned IGT v. WMS Gaming, Inc., No. 79 517 112 13.  IGT and WMS have a license agreement for Ticket-In-Ticket-Out (TITO) enabled gaming machines.  IGT alleges WMS failed to pay license fees owed on certain products covered by the agreement.  IGT is seeking a judgment that WMS must pay license fees on certain products and monetary damages of $50 million resulting from WMS’s failure to pay license fees on those products.

2013 District of Nevada

Related to the foregoing lawsuit and arbitration, on October 22, 2013, WMS filed suit in the US District Court for the District of Nevada, captioned WMS Gaming, Inc. v. IGT, Case No. 3:13-cv-00583.  WMS is seeking, among other things, a declaratory judgment that the arbitration provision of the license agreement is unenforceable, alleging that IGT is seeking to arbitrate non-arbitrable issues, and seeking a refund of royalties WMS has allegedly overpaid.  WMS has filed a motion for preliminary injunction, seeking to enjoin the arbitration. IGT intends to vigorously defend against the claims asserted in this lawsuit.

Global Draw Ltd

On September 17, 2013, Global Draw Limited (an English company) issued proceedings in London against IGT-UK Group Limited (a wholly owned subsidiary of IGT) and IGT, captioned 2013 High Court of Justice (Commercial Court) in London, England, Case No. 2013, Folio 1246. The claim arises out of a Sale and Purchase Agreement dated April 26, 2011 (SPA) pursuant to which Global Draw purchased from IGT-UK all of the shares in an English company called Barcrest Limited. Global Draw seeks to claim against IGT-UK under the terms of indemnities and warranties contained in the SPA, and against IGT under the terms of a guarantee given by IGT in respect of the liabilities of IGT-UK. On November 7, 2013 IGT-UK filed and served a defense and counterclaim in response to the claim and IGT has until December 16, 2013 to enter its defense. The claims assert damages of £1.3 million and US $2.9 million excluding interest, plus other unquantified damages. IGT intends to vigorously defend against the claims asserted in this lawsuit.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $19.5 million at September 30, 2013. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.5 million at September 30, 2013.

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

Years ended September 30,	2013	2012	2011
Beginning balance	$4.2	$6.2	$9.3
Reduction for payments made	(5.7)	(5.9)	(7.7)
Accrual for new warranties issued	8.0	7.6	8.6
Adjustments for pre-existing warranties	(2.1)	(3.7)	(4.0)
Ending balance	$4.4	$4.2	$6.2

14.	INCOME TAXES

Income Tax Provision From Continuing Operations

Distribution of Income Before Tax

September 30,	2013	2012	2011
US	$374.0	$354.6	$367.8
Non – US	28.3	(11.8)	60.1
Total	$402.3	$342.8	$427.9

Components of Income Tax Provision

September 30,	2013	2012	2011
Federal	$141.0	$92.6	$87.7
State	14.6	8.5	6.6
Foreign	23.5	14.1	14.4
Total current	179.1	115.2	108.7

Federal	(36.6)	(16.8)	18.6
State	(1.8)	(0.8)	3.5
Foreign	(11.1)	(4.5)	4.8
Total deferred	(49.5)	(22.1)	26.9

Total income tax provision	$129.6	$93.1	$135.6

Reconciliation of Statutory Federal Rate to Effective Rate

September 30,	2013	2012	2011
Federal statutory tax	35.0%	35.0%	35.0%
State income tax, net	1.8%	1.4%	1.5%
Foreign subsidiaries tax, net	0.5%	4.2%	-0.4%
Manufacturer's deduction	-3.4%	-2.5%	-3.3%
Entraction closures	0.0%	-12.4%	0.0%
Other, net	-1.7%	1.5%	-1.1%
Total effective rate	32.2%	27.2%	31.7%

Deferred Income Taxes

Significant Components of Deferred Income Taxes

September 30,	2013	2012
Deferred Tax Assets
Reserves	$127.7	$106.4
Jackpot payment timing difference	119.5	134.3
Share-based compensation	29.6	28.9
Net operating loss carryforwards	36.1	45.4
Goodwill and intangibles	58.4	44.8
Capital loss carryover	24.4	26.2
Other	11.7	14.4
Total deferred income tax assets	407.4	400.4
Valuation allowance	(63.2)	(74.0)
Total deferred income tax assets, net	344.2	326.4

Deferred Tax Liabilities
Interest expense on convertible debt	(38.7)	(39.4)
Property, plant and equipment	(15.3)	(31.4)
Intangibles	(36.3)	(42.2)
Other	(14.3)	(13.3)
Total deferred income tax liabilities	(104.6)	(126.3)
Net Deferred Income Tax Assets	$239.6	$200.1

September 30,	2013	2012
Current deferred income tax assets	$111.1	$96.7
Non-current deferred income tax assets	128.8	106.5
Non-current deferred income tax liabilities (included in other liabilities)	0.3	3.1

Our total valuation allowance decreased $10.8 million from 2012 to 2013, primarily due to a reduction in the valuation allowances related to foreign deferred assets and the utilization of capital losses in the US.

Our net operating loss carryforwards at September 30, 2013 included $10.4 million in the US and $115.5 million in foreign countries and expire in tax years 2014 through 2031.

Net capital loss carryover totaled $65.2 million at September 30, 2013 and expires in tax years 2015 through 2017. Our valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

At September 30, 2013, we had not provided US deferred income taxes or foreign withholding taxes on $202.4 million in unrecognized temporary differences related to the basis of our investments in foreign subsidiaries expected to be permanently reinvested in operations outside the US. We do not anticipate any events that would cause such earnings to become taxable in the US. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Uncertain Tax Benefits

Aggregate Changes in Unrecognized Tax Benefits

September 30,	2013	2012	2011
Beginning balance	$111.5	$116.4	$83.8
Increases related to prior year tax positions	1.7	2.2	7.7
Decreases related to prior year tax positions	(3.3)	(8.8)	(1.9)
Increases related to current year tax positions	3.2	4.9	36.5
Decreases related to current year tax positions	(1.3)	(3.2)	(1.1)
Reductions due to lapse of statute of limitations	(2.6)	-	(8.6)
Reductions for settlements with taxing authorities	-	-	-
Ending balance	$109.2	$111.5	$116.4

The amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, totaled $80.8 million at September 30, 2013 and $79.2 million at September 30, 2012.

Interest and penalties related to unrecognized tax benefits are included in our income tax provision. During the years ended September 30, 2013, 2012, and 2011, we recognized a benefit of $0.4 million, expense of $2.4 million, and benefit of $2.0 million, respectively in interest and penalties.  Accrued interest and penalties, net of federal income tax benefits, totaled $18.6 million at September 30, 2013 and $19.0 million at September 30, 2012.

We are under audit in several jurisdictions and in various stages of the respective tax authority reviews. On November 13, 2013, we reached effective settlement with the US tax authorities related to our 1999, 2006, 2007, 2008, and 2009 tax years. As a result, we expect to reduce our income tax provision by approximately $27.0 million and our unrecognized tax benefits by approximately $31.0 million, inclusive of interest and penalties, in the first quarter of 2014. We are generally no longer subject to US federal, state, local or foreign income tax examination by tax authorities for years before 2008.

15.	OPERATING LEASES

We lease certain of our facilities and equipment under various agreements with expiration dates through May 2023. Certain facility leases provide that we pay certain other operating expenses applicable to the leased property, including utilities, maintenance, property taxes, and liability and property damage insurance. For leased properties no longer in use, we have accrued lease payments. There were no contingent rental payments.  Rent and lease expense, net of sublease rentals, in continuing operations totaled $14.6 million in 2013, $14.3 million in 2012, and $12.7 million in 2011.

Future minimum payments due under non-cancelable operating leases at September 30, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum payments	$13.9	$14.1	$11.5	$8.8	$8.1	$6.5	$62.9

16.	EMPLOYEE BENEFIT PLANS

401(k) Plan and Cash Incentives

IGT maintains a salary deferral 401(k) plan that allows eligible employees to contribute up to 40% of their base pay up to the IRS prescribed limit. Prior to January 1, 2013, IGT matched 100% of employee contributions, up to $750 per year, which vested immediately. Effective January 1, 2013, the Plan was modified to a designated safe harbor plan, whereby IGT will match up to 3.5% of the employee’s eligible earnings on the first 6% contributed by the employee. Employee and IGT matching contributions vest immediately.

 IGT may also contribute a discretionary amount of profits to eligible employees, which vest over a six-year period. Cash bonuses are paid annually to eligible management employees and cash sharing is distributed to non-management employees annually. Charges recorded for these plans totaled $45.0 million in 2013, $44.5 million in 2012, and $39.7 million in 2011.

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

Share-based Compensation

See Note 1 for plan descriptions and accounting measurement methods.

SIP As Of And For The Year Ended September 30, 2013

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	12,117	$18.12
Granted	-	-
Exercised	(1,719)	14.59
Forfeited	(382)	16.65
Expired	(928)	20.90
Outstanding at end of period	9,088	$18.57	5.2	$23.4

Vested and expected to vest	8,966	$18.60	5.2	$23.1

Exercisable at end of period	6,823	$19.24	4.6	$17.3

		Weighted Average
		Grant	Remaining	Aggregate
		Date	Vesting	Intrinsic
Restricted Shares/Units	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	4,833	$14.93
Granted*	3,319	14.26
Vested	(1,191)	15.31
Forfeited	(611)	14.65
Outstanding at end of period	6,350	$14.55	1.1	$122.1

Expected to vest	5,800	$14.55	1.1	$111.5

* certain awards require satisfaction of a combination of performance and market conditions

Option Valuation Assumptions

Years Ended September 30,	2012	2011

Expected volatility	0.47	0.44
Expected dividends	1.48%	1.53%
Expected term (in years)	4.7	4.6
Risk free rate	0.85%	1.73%

Reported Share-based Compensation

Years Ended September 30,	2013	2012	2011
Pre-tax	$39.4	$33.2	$43.8
Tax benefit	(12.5)	(10.4)	(13.6)
After-tax	$26.9	$22.8	$30.2

Other Share-based Compensation Information

Years Ended September 30,	2013	2012	2011
Weighted average grant date fair value per share:
Options granted	$-	$5.70	$5.33
Restricted shares granted	$14.26	$15.05	$14.25

Total intrinsic value of options exercised	$6.4	$3.8	$5.6
Total fair value of restricted shares vested	17.3	11.6	14.9
Tax benefit realized for tax return deductions	8.1	5.5	7.1

Other Information
Shares available for future grant	24.6	million
Unrecognized costs for outstanding awards	$64.8	million
Weighted average future recognition period	1.8	years

Approximately 0.2 million shares were issued in February 2013 under the ESPP. At September 30, 2013, 0.8 million shares were available for future grants and we expected to issue approximately 0.1 million shares in February 2014 under this plan.

Additionally, eligible UK employees may enroll in the International Game Technology Savings Related Share Option Scheme established in January 1999 (formerly the Barcrest Savings Related Share Option Scheme). Employees must elect to vest over three, five, or seven years and the option price is equal to 80% of the market price of our stock on the grant date.  No shares were issued during 2013 under this plan and approximately 477,000 shares were available for grant at September 30, 2013. Based on enrollment through September 30, 2013, we expect to issue approximately 6,000 shares under this plan over the next two years.

17.	EARNINGS PER SHARE

Years Ended September 30,	2013	2012	2011
Income from continuing operations available to common shares	$272.7	$249.7	$292.3
Basic weighted average shares outstanding	262.6	288.8	298.2
Dilutive effect of non-participating share-based awards	2.6	1.6	1.6
Diluted weighted average common shares outstanding	265.2	290.4	299.8

Basic EPS from continuing operations	$1.04	$0.86	$0.98
Diluted EPS from continuing operations	$1.03	$0.86	$0.97

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	8.2	11.3	14.7
Notes	42.6	42.6	42.6
Note hedges	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6
Our Notes and warrants were excluded from diluted shares outstanding for 2013, 2012 and 2011 because the conversion price and exercise price exceeded the average market price of our common stock. The convertible notes would have resulted in additional EPS dilution at September 30, 2013 if our stock price exceeded the note conversion price of $19.86 per share and further dilution will occur when the stock price exceeds the warrant strike price of $30.14 per share. The treasury stock method used to calculate diluted weighted average shares outstanding excludes potential reduction in shares related to the purchased note hedges because they are anti-dilutive. See Note 12.

In June 2012, we executed an ASR transaction and paid $400.0 million for the delivery of IGT common stock shares at an average price based on the VWAP over the following six months. IGT received 21.0 million shares in June 2012, 1.8 million shares in July 2012, 4.0 million shares in August 2012, 1.0 million shares in September 2012, and a final delivery of 2.5 million shares in December 2012. In total, we received 30.3 million shares at an average price of $13.22 per share.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation	Unrealized Gain on Treasury Locks	Unrealized Gain on Investment Securities	Total
Year Ended September 30, 2013
AOCI beginning balance	$4.5	$-	$-	$4.5
OCI before reclassifications:
Amount before tax	(4.3)	12.6	-	8.3
Income tax at 37%	-	(4.6)	-	(4.6)
Amount net of tax	(4.3)	8.0	-	3.7
Reclassifications to earnings	-	-	-	-
Net OCI	(4.3)	8.0	-	3.7
AOCI ending balance	$0.2	$8.0	$-	$8.2

Year Ended September 30, 2012
AOCI ending balance	$4.5	$-	$-	$4.5

Year Ended September 30, 2011
AOCI ending balance	$(8.9)	$-	$0.1	$(8.8)

19.	BUSINESS SEGMENTS

We view our business in the following two operating segments:

•
North America, comprising 78% of consolidated revenues in 2013, 76% in 2012 and 2011, includes our operations associated with land-based and online real-money customers located in the US and Canada, as well as all customers serviced by our US-based social gaming operations.

•	International, comprising 22% of consolidated revenues in 2013, 24% in 2012 and 2011, consists of our operations associated with customers located in all other jurisdictions worldwide.

Certain income and expenses related to company-wide initiatives are managed at the corporate level and not allocated to an operating segment, primarily comprised of general and administrative costs and other income (expense). We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Impairment and restructuring charges are reflected within the segment where actions occurred (see Note 20).

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

Business Segments Financial Information

Years Ended September 30,	2013	2012	2011
NORTH AMERICA
Revenues	$1,835.1	$1,644.1	$1,480.3
Gaming operations	854.2	907.8	913.8
Product sales	759.8	648.2	566.2
Interactive	221.1	88.1	0.3
Gross profit	1,066.9	961.2	858.3
Gaming operations	522.4	541.2	542.6
Product sales	407.3	366.6	315.5
Interactive	137.2	53.4	0.2
Operating income	487.9	425.8	476.6

Depreciation and amortization	190.4	195.3	183.7
Long-lived assets	479.8	590.3	561.1
Additions to long-lived assets	103.3	146.2	164.3
Total assets	2,745.6	2,560.0	2,222.3

Years Ended September 30,	2013	2012	2011
INTERNATIONAL
Revenues	$506.5	$506.6	$476.7
Gaming operations	137.2	132.2	122.7
Product sales	325.4	318.6	317.7
Interactive	43.9	55.8	36.3
Gross profit	277.5	276.4	280.1
Gaming operations	94.7	93.1	90.0
Product sales	157.7	155.7	171.7
Interactive	25.1	27.6	18.4
Operating income	120.1	103.6	138.4

Depreciation and amortization	35.3	40.3	32.9
Long-lived assets	51.1	79.4	101.5
Additions to long-lived assets	7.3	40.1	40.1
Total assets	760.1	812.7	807.8

Years Ended September 30,	2013	2012	2011
CORPORATE (unallocated)
Operating expenses	$(113.9)	$(107.7)	$(110.1)

Depreciation and amortization	5.9	4.7	9.6
Long-lived assets	83.6	79.4	59.9
Additions to long-lived assets	19.1	23.9	0.7
Total assets	1,107.1	912.4	1,124.3

Years Ended September 30,	2013	2012	2011
CONSOLIDATED
Revenues	$2,341.6	$2,150.7	$1,957.0
Gaming operations	991.4	1,040.0	1,036.5
Product sales	1,085.2	966.8	883.9
Interactive	265.0	143.9	36.6
Gross profit	1,344.4	1,237.6	1,138.4
Gaming operations	617.1	634.3	632.6
Product sales	565.0	522.3	487.2
Interactive	162.3	81.0	18.6
Operating income	494.1	421.7	504.9

Depreciation and amortization	231.6	240.3	226.2
Long-lived assets	614.5	749.1	722.5
Additions to long-lived assets	129.7	210.2	205.1
Total assets	4,612.8	4,285.1	4,154.4

Geographical Information

Revenues below were identified by customer location, except social gaming was by selling location.

Years Ended September 30,	2013	2012	2011
US	$1,612.2	$1,490.1	$1,382.3
Non-US	729.4	660.6	574.7
Total revenues	$2,341.6	$2,150.7	$1,957.0

20.	IMPAIRMENT AND RESTRUCTURING

Years Ended September 30,	2013	2012	2011
Alabama	$2.3	$12.8	$3.6
Walker Digital	-	14.6	-
Entraction	-	15.1	-
Other impairments	1.3	-	12.2
Total	$3.6	$42.5	$15.8

Alabama

The legality of electronic charitable bingo in Alabama was challenged in 2010 and IGT machines ceased to be operated at the VictoryLand, Country Crossing and Greenetrack facilities. Subsequent to these property closures, impairment  was recognized each year as prospects of collection declined with deteriorating market conditions and the fair value declined on the property collateral associated with our Alabama development financing notes, trade receivables, and gaming equipment. Fair values were determined using DCF models and risk-based market discount rates.  The remaining net carrying amount of our Alabama development financing notes totaled $14.2 million at September 30, 2013.

Walker Digital

During 2012, we recorded impairment of $14.6 million resulting from the evaluation of our business strategy and outlook related to the use of our Walker Digital patent portfolio.

Entraction

In September 2012, based on an evaluation of our future business strategy and diminished returns largely related to regulatory challenges, we consolidated our IGTi product development and customer service resources in Europe primarily acquired with Entraction. We began exiting online turnkey and poker operations and closing or reducing certain facilities in Europe (Stockholm and Tallinn), resulting in restructuring charges of $3.6 million for severance, lease termination, and other wind-down costs, and impairment of $11.5 million related to acquired intangible assets, including developed technology, customer relationships, and trademarks.

Other Impairments

In 2013, we recorded impairment of $1.3 million related to our building in Manchester, UK that was put on the market and $2.1 million was reclassified to held-for-sale within other assets. In 2011, we recorded impairment of $4.3 million related to certain underperforming International fixed assets and $7.9 million related to North America assets held for sale.

21.	BUSINESS ACQUISITIONS

Double Down Interactive LLC.

On January 20, 2012, we acquired 100% of Seattle based Double Down Interactive LLC., developer and operator of the social gaming operations of DoubleDown Casino® found on Facebook. DoubleDown has a broad and expanding game portfolio, offering blackjack, slots, slot tournaments, video poker, and roulette to social gamers all around the world. This strategic acquisition is establishing IGT’s position in casino-style social gaming and strengthening our core business with added distribution channels for IGT game content. DoubleDown is presented as a component of our North America segment.

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

The estimated fair value of $88.9 million for the earn-out consideration at the acquisition date was included in the capitalized purchase price of $339.8 million, net of cash acquired. Fair value amounts were determined using DCF based on probability-weighted earnings projections and a risk-adjusted discount rate of 19%. The retention payments were not capitalized in the purchase price. Professional fees recorded in administrative operating expenses for this acquisition totaled $5.6 million through September 30, 2012. See Note 1 regarding revenue recognition for online social casino-style games. See Note 10 regarding earn-out fair value adjustments recorded subsequent to acquisition in contingent acquisition-related costs.

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

Unaudited pro forma information

On a pro forma basis, our 2011 earnings would have been reduced by $50.4 million or $0.17 per diluted share, primarily due to incremental contingent acquisition-related charges for retention bonuses and the amortization of acquired intangible assets. The pro forma impact to 2012 earnings would not have been material. The pro forma impact to revenues was not material in either year.

Entraction Holding AB

Between June 2011 and March 2012, IGT acquired 100% of the outstanding shares of Entraction, a supplier of online real-money gaming products and services, for cash of $110.7 million. Entraction was integrated into our International operating segment and provided additional market opportunities in online real-money gaming markets. The purchase consideration was allocated to tangible net assets of $2.9 million, identifiable intangible assets of $17.7 million, and goodwill of $90.1 million related to non-separable intangibles and not deductible for tax purposes. Pro forma information is not provided as it was not material to our consolidated financial statements.

22.	DISCONTINUED OPERATIONS

UK Barcrest Group

As part of our strategic realignment of core objectives, we sold our UK Barcrest Group in 2011 for approximately $47.0 million, which remains subject to contingent consideration related to certain customer arrangements and potential indemnification obligations. Loss on the sale in 2012 totaled $2.4 million (or $3.8 million after-tax) and $22.6 million (or $12.6 million after-tax) in 2011. Additional gain or loss on the sale may be recorded as these outstanding items are resolved over the next two years.

Japan

Discontinued operations for 2011 included $1.4 million of gain on the sale of an industry group investment from our international operations in Japan discontinued in 2010. Additionally, resolution of an outstanding third party contract dispute related to our discontinued operations in Japan is still pending.

Summary of Results and Liabilities of Discontinued Operations

Years Ended September 30,	2012	2011
Revenues	$-	$60.0

Income before tax	$-	$6.1
Income tax provision	-	2.2
Income, net of tax	-	3.9

Loss on sale before tax	(2.4)	(22.6)
Income tax provision (benefit)	1.4	(10.0)
Loss on sale, net of tax	(3.8)	(12.6)

Loss from discontinued operations, net of tax	$(3.8)	$(8.7)

Current liabilities of discontinued operations, presented as a component of other accrued liabilities, totaled $4.5 million at September 30, 2013, and $5.6 million at September 30, 2012.

23.	QUARTERLY FINANCIAL DATA (Unaudited)

September 30,	First	Second	Third	Fourth
(In millions, except per share amounts)
2013
Total revenues	$530.3	$600.0	$579.0	$632.3
Gross profit	309.5	341.3	337.1	356.5
Operating income	118.4	129.3	123.0	123.4
Income from continuing operations	65.3	78.2	65.7	63.5
Net income	65.3	78.2	65.7	63.5
Diluted EPS	$0.24	$0.29	$0.25	$0.24
2012
Total revenues	$445.5	$541.3	$532.8	$631.1
Gross profit	251.9	313.6	302.6	369.5
Operating income	99.9	118.0	95.5	108.3
Income from continuing operations	50.3	62.4	46.9	90.1
Net income	49.3	61.9	46.6	88.1
Diluted EPS	$0.16	$0.21	$0.16	$0.33

24.	SUBSEQUENT EVENTS

$200 Million ASR

On November 7, 2013, we executed an ASR transaction to repurchase approximately $200.0 million of IGT common stock within the following 2.5 months. The total number of shares will be determined based on the daily VWAP of our common stock over the term of the ASR program, less a discount, subject to a cap establishing a minimum number of shares. A portion of the shares was delivered to IGT on November 8, 2013 and additional shares may be delivered upon final settlement.

Settlement of US Tax Positions

On November 13, 2013, the Company effectively settled certain tax positions with the US tax authorities related to our 1999, 2006, 2007, 2008, and 2009 tax years. As a result, we expect to reduce our income tax provision by approximately $27.0 million and our unrecognized tax benefits by approximately $31.0 million, inclusive of interest and penalties, in our 2014 first quarter.

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

Internal Control over Financial Reporting

Inherent Limitations over Internal Control

Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. No evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. We have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this report.

Changes in Internal Control over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Articles of Incorporation of International Game Technology, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-K for the year ended September 30, 2006)

3.2	Amended and Restated Code of Bylaws of International Game Technology, dated November 14, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on November 15, 2013)

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

4.8
Third Supplemental Indenture, dated September 19, 2013, between IGT and Wells Fargo Bank, National Association, as Trustee, related to the 5.350% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed September 19, 2013)

4.9	Form of 5.350% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed September 19, 2013)

10.1**	Form of officers and directors indemnification agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-K for the year ended October 2, 2010)

10.2**
International Game Technology Savings Related Share Option Scheme, adopted on March 3, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.3**
Amendment and Restated IGT Deferred Compensation Plan (Applicable to Post-2004 Deferrals) dated December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008)

10.4**
International Game Technology 2002 Stock Incentive Plan, as amended effective July 1, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013)

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

10.13**	IGT 2002 Stock Incentive Plan – Form: Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013)

10.14**
IGT 2002 Stock Incentive Plan – Form: Performance Restricted Stock Unit Award Agreement Fiscal 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012)

10.15**
International Game Technology Employee Stock Purchase Plan, amended and restated effective as of January 11, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed March 4, 2011)

10.16**	Summary of IGT Management Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Report on Form 10-K for the year ended September 30, 2004)

10.17**	Amended and Restated IGT Directors’ Compensation Policy and Share Ownership Guidelines, effective September 29, 2013

10.18**	IGT Executive Share Ownership Guidelines, effective October 2, 2011 (incorporated by reference to Exhibit 10.15 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.19**
Amended and Restated Executive Share Ownership Guidelines, effective September 30, 2012 (incorporated by reference to Exhibit 10.19 to Registrant's Report on Form 10-K for the year ended September 30, 2012)

10.20**
Amended and Restated Employment Agreement, dated December 1, 2009, between International Game Technology and Thomas J. Matthews (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2009)

10.21**
Employment Agreement, dated November 14, 2013, between International Game Technology and Patti S. Hart (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 15, 2013)

10.22**
Executive Transition Agreement, dated to be effective October 23, 2009, between International Game Technology and Patrick W. Cavanaugh (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 23, 2009)

10.23
Purchase agreement dated as of May 5, 2009, between IGT and Goldman, Sachs & Co., as representative for the initial purchasers of the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K filed May 11, 2009)

10.24
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.25
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co., Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.26
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.27
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.28
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.29
Convertible Bond Hedge Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009)

10.30
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Goldman, Sachs & Co., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.31
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Morgan Stanley & Co. Incorporated as Agent for Morgan Stanley & Co. International plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.32
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Deutsche Bank AG, London Branch, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.33
Issuer Warrant Transaction, dated May 5, 2009, between IGT and BNP Paribas, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.34
Issuer Warrant Transaction, dated May 5, 2009, between IGT and Bank of America, N.A., relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.35
Issuer Warrant Transaction, dated May 5, 2009, between IGT and The Royal Bank of Scotland plc, relating to the 3.25% Convertible Notes due May 1, 2014 (incorporated by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended September 30, 2009)

10.36
Credit Agreement dated as of April 14, 2011, with Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, The Royal Bank of Scotland plc, Union Bank, N.A., and Mizuho Corporate Bank, Ltd, as Co-Documentation Agents, and Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and RBS Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 15, 2011)

10.37**
IGT 2002 Stock Incentive Plan Form: Notice of Credit of Director Restricted Stock Units (with attached Terms and Conditions) (incorporated by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.38**
Executive Transition Agreement, dated August 1, 2011, between International Game Technology and Eric A. Berg (incorporated by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.39**
Executive Transition Agreement, dated October 23, 2009, as amended effective June 30, 2011, between International Game Technology and Eric P Tom (incorporated by reference to Exhibit 10.36 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.40**
Executive Transition Agreement, dated October 23, 2009, between International Game Technology and Robert C. Melendres (incorporated by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended September 30, 2011)

10.41**
Executive Transition Agreement, dated February 13, 2012, between International Game Technology and John Vandemore (incorporated by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended September 29, 2012)

10.42**
Executive Transition Agreement, dated September 25, 2012, between International Game Technology and Paul C. Gracey, Jr. (incorporated by reference to Exhibit 10.42 to Registrant’s Report on Form 10-K for the year ended September 29, 2012)

10.43***
Capped Accelerated Stock Buyback Agreement, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2012)

10.44***
Supplemental Confirmation, dated as of June 13, 2012, by and between the Company and Goldman, Sachs & Co (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2012)

10.45
Amended and Restated Credit Agreement, dated as of April 23, 2013 with The Royal Bank of Scotland plc. as Administrative Agent and Swing Line Lender, Wells Fargo Bank, N.A., as Syndication Agent and L/C Issuer, Bank of America, N.A., JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., Union Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, with Wells Fargo Securities, LLC, Union Bank, N.A. and RBS Securities Inc., as Joint Lead Arrangers and Joint Lead Book Runners, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on April 25, 2013)

10.46
Settlement Agreement, dated June 27, 2013, among International Game Technology, Ader Investment Management LP, Ader Long/Short Fund LP, Doha Partners, I LP, Ader Fund Management LLC, Ader Investment Management LLC and each of the other persons set forth on the signature pages thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed on July 1, 2013)

10.47	Amendment 2012-III to IGT Profit Sharing Plan effective as of January 1, 2013

21	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (see next page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Government Gaming Regulation

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Certain schedules and exhibits referenced in the Unit Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

** Management contract or compensatory plan or arrangement

*** The Supplemental Confirmation is partially redacted  pursuant to a confidential treatment order

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 26, 2013

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

Signature	Title	Date

/s/ Patti S. Hart	Chief Executive Officer
Patti S. Hart	(Principal Executive Officer)	November 26, 2013

/s/ John Vandemore	Chief Financial Officer and Treasurer
John Vandemore	(Principal Financial and Accounting Officer)	November 26, 2013

/s/ Philip G. Satre
Philip G. Satre	Chairman of the Board of Directors	November 26, 2013

/s/ Paget L. Alves
Paget L. Alves	Director	November 26, 2013

/s/ Eric Brown
Eric Brown	Director	November 26, 2013

/s/ Janice Chaffin
Janice Chaffin	Director	November 26, 2013

/s/ Greg Creed
Greg Creed	Director	November 26, 2013

/s/ Robert Miller
Robert Miller	Director	November 26, 2013

/s/ Vincent L Sadusky
Vincent L. Sadusky	Director	November 26, 2013

/s/ Tracey Weber
Tracey Weber	Director	November 26, 2013