Form 10-Q
period 2013-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2014-02-05
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2013
(Presented as December 31, 2013)

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

Registrant's telephone number, including area code: (702) 669-7777

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2014:
246.7 million shares of common stock at $.00015625 par value.

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Fiscal dates -- actual:	Fiscal dates--as presented:
December 28, 2013	December 31, 2013
December 29, 2013	December 31, 2012
September 28, 2013	September 30, 2013

Abbreviation/term	Definition
AOCI	accumulated other comprehensive income (loss)
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASU	Accounting Standards Update
5.35% Bonds	5.35% fixed rate notes due 2023
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs®	IGT Remote Game Server®
IP	intellectual property
IRS	Internal Revenue Service
LBG	Lightning Box Games Pty
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management's discussion and analysis of financial condition and results of operations
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	video lottery terminal
WAP	wide area progressive
WMS	WMS Gaming, Inc.
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	12

6.	PROPERTY, PLANT AND EQUIPMENT	13

7.	GOODWILL AND OTHER INTANGIBLES	13

8.	FAIR VALUE MEASUREMENTS	14

9.	FINANCIAL DERIVATIVES	16

10.	CREDIT FACILITIES AND INDEBTEDNESS	17

11.	CONTINGENCIES	17

12.	INCOME TAXES	20

13.	EMPLOYEE BENEFIT PLANS	21

14.	EARNINGS PER SHARE	22

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	22

16.	BUSINESS SEGMENTS	22

17.	SUBSEQUENT EVENT	23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions except per share amounts)

First Quarters Ended December 31,	2013	2012

Revenues
Gaming operations	$223.0	$242.6
Product sales	243.6	234.8
Interactive	74.6	52.9
Total revenues	541.2	530.3
Costs and operating expenses
Cost of gaming operations	86.8	89.5
Cost of product sales	116.7	109.2
Cost of interactive	27.9	22.1
Selling, general and administrative	117.8	100.2
Research and development	60.3	54.4
Depreciation and amortization	16.7	19.0
Contingent acquisition-related costs	11.3	17.5
Total costs and operating expenses	437.5	411.9
Operating income	103.7	118.4
Other income (expense)
Interest income	10.1	11.3
Interest expense	(36.4)	(31.7)
Other	(1.9)	(0.3)
Total other income (expense)	(28.2)	(20.7)
Income before tax	75.5	97.7
Income tax provision (benefit)	(3.7)	32.4
Net income	$79.2	$65.3
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.3)	3.4
Unrealized gain (loss), net of tax	(0.2)	-
Comprehensive income	$76.7	$68.7
Basic earnings per share	$0.31	$0.25
Diluted earnings per share	$0.31	$0.24
Cash dividends declared per share	$0.11	$0.07
Weighted average shares outstanding
Basic	252.6	265.9
Diluted	255.3	267.9

See accompanying notes

CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
	December 31,	September 30,
	2013	2013
Assets
Current assets
Cash and equivalents	$480.6	$713.3
Investment securities	99.5	28.8
Restricted cash and investment securities	66.7	64.9
Restricted cash and investment securities of VIEs	1.2	2.1
Jackpot annuity investments	43.7	44.1
Jackpot annuity investments of VIEs	12.2	12.4
Accounts receivable, net	338.0	348.6
Current maturities of contracts and notes receivable, net	236.7	229.3
Inventories	74.5	90.1
Deferred income taxes	118.6	111.1
Other assets and deferred costs	106.6	131.3
Total current assets	1,578.3	1,776.0
Property, plant and equipment, net	467.3	483.9
Jackpot annuity investments	232.1	234.5
Jackpot annuity investments of VIEs	32.3	34.1
Contracts and notes receivable, net	166.5	165.6
Goodwill	1,470.8	1,471.1
Other intangible assets, net	117.2	130.6
Deferred income taxes	122.7	128.8
Other assets and deferred costs	160.3	188.2
Total Assets	$4,347.5	$4,612.8
Liabilities and Shareholders' Equity
Liabilities
Current liabilities
Short-term debt	$836.4	$826.6
Accounts payable	96.9	110.0
Jackpot liabilities, current portion	126.0	131.7
Accrued employee benefits	10.9	40.2
Accrued income taxes	3.2	7.8
Dividends payable	27.5	25.9
Other accrued liabilities	359.5	366.3
Total current liabilities	1,460.4	1,508.5
Long-term debt	1,356.4	1,366.3
Jackpot liabilities	286.7	293.3
Other liabilities	139.1	190.6
Total Liabilities	3,242.6	3,358.7
Commitments and Contingencies
Shareholders' Equity
Common stock: $0.00015625 par value; 1,280.0 shares authorized;274.0 and 271.4 issued; 250.1 and 256.2 outstanding	-	-
Additional paid-in capital	1,445.7	1,433.1
Treasury stock at cost: 23.9 and 15.2 shares	(486.0)	(274.9)
Retained earnings	139.5	87.7
Accumulated other comprehensive income	5.7	8.2
Total Equity	1,104.9	1,254.1
Total Liabilities and Shareholders' Equity	$4,347.5	$4,612.8

 See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Three Months Ended December 31,	2013	2012
Operating
Net income	$79.2	$65.3
Adjustments:
Depreciation and amortization	51.3	57.7
Acquisition-related contingent earn-out costs	4.5	2.1
Discounts and deferred issuance costs	11.6	11.0
Share-based compensation	9.0	8.6
Excess tax benefits from employee stock plans	(6.4)	(0.3)
Other non-cash items	8.0	10.9
Changes in operating assets and liabilities, excluding acquisitions:
Receivables	(13.2)	14.4
Inventories	15.6	2.6
Accounts payable and accrued liabilities	(51.0)	(83.5)
Jackpot liabilities	(16.6)	(24.2)
Income taxes, net of employee stock plans	(11.4)	29.1
Other assets and deferred costs	(4.5)	0.8
Net operating cash flows	76.1	94.5
Investing
Capital expenditures	(24.6)	(37.6)
Proceeds from assets sold	3.3	4.6
Investment securities, net	(70.6)	-
Jackpot annuity investments, net	9.0	9.9
Changes in restricted cash	(0.8)	5.7
Loans receivable payments received	6.4	7.6
Net investing cash flows	(77.3)	(9.8)
Financing
Debt repayments	-	(75.0)
Debt issuance costs	(0.5)	-
Employee stock plan proceeds	1.9	1.5
Excess tax benefits from employee stock plans	6.4	0.3
Share repurchases, including net shares	(211.0)	-
Dividends paid	(25.9)	(16.1)
Net financing cash flows	(229.1)	(89.3)
Foreign exchange rates effect on cash and equivalents	(2.4)	(1.0)
Net change in cash and equivalents	(232.7)	(5.6)
Beginning cash and equivalents	713.3	206.3
Ending cash and equivalents	$480.6	$200.7

 See accompanying notes

SUPPLEMENTAL CASH FLOWS INFORMATION
(In millions)

Three Months Ended December 31,	2013	2012
Investment securities
Purchases	$(99.5)	$-
Proceeds from sale	28.9	-
Net	$(70.6)	$-
Jackpot funding
Change in jackpot liabilities	$(16.6)	$(24.2)
Jackpot annuity purchases	(2.0)	(1.8)
Jackpot annuity proceeds	11.0	11.7
Net change in jackpot annuity investments	9.0	9.9
Net jackpot funding	$(7.6)	$(14.3)
Capital expenditures
Property, plant and equipment	$(7.6)	$(7.3)
Gaming operations equipment	(16.9)	(30.1)
Intellectual property	(0.1)	(0.2)
Total	$(24.6)	$(37.6)
Payments
Interest	$27.8	$28.4
Income taxes	9.6	0.4
Acquisition-related retention bonuses	-	29.3
Non-cash investing and financing items:
Accrued capital asset additions	$0.3	$(1.6)
Interest accretion for jackpot annuity investments	4.1	4.6

Depreciation and amortization

Amounts reflected in operating cash flows are comprised of operating expenses shown separately on the income statements, plus those amounts included within cost of product sales, cost of gaming operations, and cost of interactive.

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

Period End
	Actual	Presented as
Current quarter	December 28, 2013	December 31, 2013
Prior year quarter	December 29, 2012	December 31, 2012
Prior year end	September 28, 2013	September 30, 2013

Our consolidated interim financial statements include the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Our consolidated interim financial statements for the first quarter ended December 31, 2013 were prepared without audit on a basis consistent with the comparative prior year quarter ended December 31, 2012, and as appropriate, with the audited financial statements for the year ended September 30, 2013. Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP guidance for interim reviews.

Our consolidated interim financial statements include all adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2013.

Unless otherwise indicated in this report:

●	references to years relate to our fiscal years ending September 30
● dollar amounts in tables are presented in millions, except per share amounts and par value
● current refers to the quarter ended December 31, 2013
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

Recently Adopted Accounting Standards or Updates

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity's financial position.  In January 2013, the FASB issued an ASU to clarify the scope of disclosures about offsetting assets and liabilities. The scope of the new disclosures was narrowed to include derivatives, repurchase agreements and securities borrowing and lending that are offset or subject to an enforceable master netting arrangement or similar agreement. Both ASUs were effective for our 2014 first quarter and had no material impact on our financial statements.

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

The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $45.7 million at December 31, 2013 and $48.6 million at September 30, 2013.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor is a VIE as it was unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control.  This arrangement was terminated by mutual agreement in January 2014.

Under the agreement, our maximum exposure at December 31, 2013 consisted of $0.5 million in note financing provided for operating costs and contract financing under a revolving line of credit of $13.0 million for IGT product purchases. Revenues recognized related to this distributor totaled $2.2 million for the 2014 first quarter. Contracts and notes receivable due from this distributor totaled $12.0 million at December 31, 2013 ($9.8 million current and $2.2 million non-current).

3.  RECEIVABLES

Accounts Receivable

	December 31, 2013	September 30, 2013
Allowances for Credit Losses	$26.5	$22.3

Customer Financing (Contracts and Notes)
	December 31,	September 30,
	2013	2013
Recorded Investment (principal and interest due, net of deferred interest and fees)
Individually evaluated for impairment	$82.5	$82.4
Collectively evaluated for impairment	400.7	391.0
Total	$483.2	$473.4

Allowances for Credit Losses
Individually evaluated for impairment	$63.6	$63.4
Collectively evaluated for impairment	16.4	15.1
Total	$80.0	$78.5

Reconciliation of Allowances for Credit Losses

First Quarters Ended December 31,	2013	2012
Beginning balance	$78.5	$72.8
Charge-offs	-	-
Recoveries	-	-
Provisions	1.5	3.8
Ending balance	$80.0	$76.6
Current	$73.2	$56.8
Non-current	$6.8	$19.8

Age Analysis of Recorded Investment
	December 31, 2013			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due:
1-29 days	$17.7	$1.3	$19.0	$18.4	$1.5	$19.9
30-59 days	5.6	1.3	6.9	5.1	1.4	6.5
60-89 days	3.2	1.2	4.4	4.5	1.3	5.8
Over 90 days	14.9	55.2	70.1	16.1	54.9	71.0
Total past due	$41.4	$59.0	$100.4	$44.1	$59.1	$103.2
Total current (1)	357.8	25.0	382.8	339.1	31.1	370.2
Grand total	$399.2	$84.0	$483.2	$383.2	$90.2	$473.4

Over 90 days, accruing interest	$1.2	$0.2	$1.4	$-	$1.3	$1.3
Nonaccrual status	11.8	75.0	86.8	13.5	76.2	89.7

 (1) includes impaired Alabama note of $16.2 million at December 31, 2013 and $18.8 million at September 30, 2013

Recorded Investment by Credit Quality Indicator Using Credit Profile by Internally Assigned Risk Grade

	December 31, 2013			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Low	$155.0	$-	$155.0	$126.1	$-	$126.1
Medium	96.8	-	96.8	100.2	0.1	100.3
High (2)	147.4	84.0	231.4	156.9	90.1	247.0
Total recorded investment	$399.2	$84.0	$483.2	$383.2	$90.2	$473.4

(2) includes $75.0 million of impaired Alabama note receivable

Impaired loans	December 31, 2013			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$5.9	$75.0	$80.9	$5.7	$75.0	$80.7
Unpaid principal face	6.0	75.0	81.0	5.8	75.0	80.8
Related allowance	2.8	60.8	63.6	2.6	60.8	63.4
Average recorded investment	2.9	75.0	77.9	4.1	75.0	79.1

Interest income recognized on impaired contracts totaled $0.1 million (accrual basis) for the three months ended December 31, 2013 and $0.4 million during the comparable prior year period.

4.  CONCENTRATIONS OF CREDIT RISK

Net Receivables By Region At December 31, 2013

Nevada	11%	Argentina	13%
California	7%	Europe	7%
Illinois	6%	Australia	7%
New Jersey	5%	Mexico	6%
Other (less than 4% individually)	26%	Other (less than 4% individually)	12%
North America	55%	International	45%

5.  INVENTORIES

	December 31,	September 30,
	2013	2013
Raw materials	$48.8	$51.2
Work-in-process	1.4	2.7
Finished goods	24.3	36.2
Total	$74.5	$90.1

6.  PROPERTY, PLANT AND EQUIPMENT

	December 31,	September 30,
	2013	2013
Land	$61.2	$61.2
Buildings	231.6	231.3
Leasehold improvements	16.5	16.4
Machinery, furniture and equipment	308.9	309.0
Gaming operations equipment	774.4	785.9
Total	1,392.6	1,403.8
Less accumulated depreciation	(925.3)	(919.9)
Property, plant and equipment, net	$467.3	$483.9

7.  GOODWILL AND OTHER INTANGIBLES

Goodwill

Activity By Segment	North
For the Three Months Ended December 31, 2013	America	International	Total
Beginning balance	$1,275.4	$195.7	$1,471.1
Foreign currency	-	(0.3)	(0.3)
Ending balance	$1,275.4	$195.4	$1,470.8

Other Intangibles

	December 31, 2013			September 30, 2013
Ending Balances	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$375.8	$339.4	$36.4	$376.1	$334.1	$42.0
Developed technology	129.1	83.5	45.6	129.1	79.9	49.2
Contracts	20.1	18.8	1.3	20.1	18.6	1.5
Reacquired rights	14.7	5.6	9.1	14.7	5.2	9.5
Customer relationships	61.2	43.1	18.1	61.2	40.1	21.1
Trademarks	12.5	5.8	6.7	12.5	5.2	7.3
Total	$613.4	$496.2	$117.2	$613.7	$483.1	$130.6

	First Quarters
	Ended December 31,		Future Annual Estimates
	2013	2012	2014	2015	2016	2017	2018
Aggregate Amortization	$13.5	$15.6	$47.4	$36.4	$20.2	$10.1	$5.2

8.  FAIR VALUE MEASUREMENTS

Financial Assets (Liabilities) Carried at Fair Value

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Money market funds	$144.8	$144.8	$-	$-
Investment securities	99.5	-	99.5	-
Derivative assets	57.0	-	57.0	-
Derivative liabilities	(61.4)	-	(61.4)	-
Acquisition contingent earn-out payable	(110.9)	-	-	(110.9)

September 30, 2013
Money market funds	$168.0	$168.0	$-	$-
Investment securities	28.8	-	28.8	-
Derivative assets	67.0	-	67.0	-
Derivative liabilities	(72.2)	-	(72.2)	-
Acquisition contingent earn-out payable	(106.4)	-	-	(106.4)

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

Acquisition contingent earn-out payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (10% - 90%) to each outstanding scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at December 31, 2013. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value. Discount rate changes cause a directionally opposite change in the fair value. Acquisition contingent earn-out payable was presented as a component of other liabilities, $60.0 million current and $50.9 million noncurrent at December 31, 2013 versus $57.6 million current and $48.8 million noncurrent at September 30, 2013. The payable fair value increased $4.5 million during the first quarter ended December 31, 2013 primarily due to the time-value of money.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Acquisition Contingent Consideration Payable
Three Months Ended December 31,	2013	2012
Beginning balance	$(106.4)	$(116.4)
Accretion (interest and fair value adjustment)	(4.5)	(2.1)
Ending balance	$(110.9)	$(118.5)

Net change in unrealized gain (loss) included in earnings related to instruments still held	$-	$-

Financial Assets (Liabilities) Not Carried at Fair Value

	Carrying	Fair				Unrealized
	Value	Value	Level 1	Level 2	Level 3	Gain (Loss)
December 31, 2013
Jackpot investments	$320.3	$354.1	$354.1	$-	$-	$33.8
Contracts & notes receivable	403.2	397.6	-	-	397.6	(5.6)
Jackpot liabilities	(412.7)	(409.5)	-	-	(409.5)	3.2
Debt	(2,131.8)	(2,305.9)	(2,305.9)	-	-	(174.1)

September 30, 2013
Jackpot investments	$325.1	$366.3	$366.3	$-	$-	$41.2
Contracts & notes receivable	394.9	388.3	-	-	388.3	(6.6)
Jackpot liabilities	(425.0)	(425.2)	-	-	(425.2)	(0.2)
Debt	(2,121.9)	(2,346.6)	(2,346.6)	-	-	(224.7)

Valuation Techniques and Balance Sheet Presentation

Jackpot investments were valued based on quoted market prices.

Contracts and notes receivable were valued using DCF, incorporating expected payments and market interest rates relative to the credit risk of each customer (low 7.5%, medium 8.0%, high 9.5% - 11.25%). Credit risk is determined on a number of factors, including customer size, type, financial condition, historical collection experience, account aging, and credit ratings derived from credit reporting agencies and other industry trade reports. Contracts are secured by the underlying assets sold and notes are secured by the developed property and/or other assets. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as Latin America. See Notes 3 and 4.

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (3.00%) for the estimated funding rate and the 10-year credit default swap rate (1.65%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.11%) with the 1-year credit default swap rate (.22%) for the current amounts and the 2-year treasury yield curve rate (.39%) with the 2-year credit default swap rate (.34%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

The majority of our debt was level 1 and valued using quoted market prices or dealer quotes for the identical financial instrument when traded as an asset in an active market. Outstanding borrowings, if any,  under our revolving credit facility are level 2 and fair value is determined using DCF of expected payments at current borrowing rates. Carrying values in the table excluded swap adjustments and equity components of convertible debt.

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

9.  FINANCIAL DERIVATIVES

Foreign Currency Hedging

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $44.3 million at December 31, 2013 and $91.9 million at September 30, 2013.

Presentation of Derivative Amounts

Except for net interest receivable related to our interest rate swaps, all derivatives are recorded on a gross basis.

Balance Sheet Location and Fair Value

	December 31, 2013			September 31, 2013
	Assets		Liabilities	Assets		Liabilities
Non-designated Hedges -- Foreign Currency Contracts
Other assets and deferred costs (current)	$1.6		$-	$0.5		$-
Other accrued liabilities	-		0.4	-		1.1

Designated Hedges - Interest Rate Swaps
Other assets and deferred costs (noncurrent)	55.4		-	$66.5		-
Long-term debt	-		61.0	-		71.1
Swap interest receivable	2.0		-	15.6		-
Gross Derivatives	$59.0		$61.4	$82.6		$-

Swap interest receivable offset	(1.1	) )	-	(8.0	) )	-

Net Derivatives	$57.9		$61.4	$74.6		$72.2

Income Statement Location and Income (expense)

First Quarters Ended December 31,	2013	2012
Non-designated Hedges --Foreign Currency Contracts
Other income (expense)	$1.2	$(0.1)

Designated Hedges -- Interest Rate Swaps
Ineffectiveness: Other income (expense)	$(1.1)	$1.4
Effectiveness: Interest expense	6.8	5.0

10.  CREDIT FACILITIES AND INDEBTEDNESS

	December 31,	September 30,
	2013	2013
Credit facility	$-	$-
3.25% Convertible Notes (due May 2014)	850.0	850.0
7.5% Bonds (due June 2019)	500.0	500.0
5.5% Bonds (due June 2020)	300.0	300.0
5.35% Bonds (due October 2023)	500.0	500.0
Total principal debt obligations	2,150.0	2,150.0
Discounts:
3.25% Convertible Notes	(13.6)	(23.3)
7.5% Bonds	(1.7)	(1.8)
5.5% Bonds	(0.9)	(0.9)
5.35% Bonds	(2.0)	(2.1)
Swap fair value adjustments:
7.5% Bonds	42.6	48.4
5.5% Bonds	18.4	22.6
Total outstanding debt, net	$2,192.8	$2,192.9

IGT was compliant with all covenants and embedded features required no bifurcation at December 31, 2013.

Credit Facility

At December 31, 2013, no borrowings were outstanding under our $1.0 billion revolving credit facility, $972.2 million was available, and $27.8 million was reserved for letters of credit and performance bonds.

3.25% Convertible Notes

First Quarter Ended December 31,	2013	2012
Contractual interest expense	$6.9	$6.9
Discount amortization	9.8	8.9
Remaining discount amortization period (in months)	4

11.  CONTINGENCIES

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. Except as otherwise stated below, we have concluded that we cannot estimate the reasonably possible loss or range of loss, including reasonably possible losses in excess of amounts already accrued, for each specific matter disclosed below. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position, liquidity or results of operations.

Atlantic Lotteries

In an action brought in the Supreme Court of New Foundland and Labrador by Babstock and Small as representatives of a purported class of persons allegedly harmed by VLT gaming in the Province of New Foundland and Labrador. Atlantic Lottery Corporation has impleaded VLC, Inc., IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action. Plaintiffs filed a motion for class action certification on September 17, 2012. The Court has decided to address the motion for certification in two phases. Under Phase 1, the Court will determine whether the Plaintiffs have pleaded a cause of action. Hearings on Phase 1 were held on June 6 and 7, 2013. The Court has not yet issued a decision.  Should the Court conclude that Plaintiffs have pleaded a cause of action, then, under Phase 2, the Court would determine the appropriateness of certification of the putative class.

Shareholder Actions

On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255. Plaintiff purportedly brought this action on behalf of the Company. The complaint asserts claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaint sought an unspecified amount of damages. A motion to dismiss was filed. On March 14, 2012, defendants' motion to dismiss the action was granted. On April 3, 2012, the plaintiff appealed to the US Court of Appeals for the Ninth Circuit. Oral argument has been scheduled for April 10, 2014.

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

WMS Gaming, Inc.

2013 Northern District of Illinois

On July 2, 2013, IGT was sued by WMS Gaming, Inc. in US District Court for the Northern District of Illinois, captioned WMS Gaming, Inc. v. IGT, Case No. 1:13-cv-4788.  The suit relates to a contract between the parties.  WMS alleges that IGT breached the contract, anticipatorily repudiated the contract, breached the implied covenant of good faith and fair dealing, and violated the Nevada Unfair Trade Practices Act.  WMS sought a temporary restraining order, which was denied.  WMS is seeking, among other things, declaratory judgment, specific performance, injunctive relief, unspecified monetary damages, and attorneys' fees and costs.  IGT intends to vigorously defend against the claims asserted in this lawsuit.

2013 Arbitration

Related to foregoing lawsuit, on September 10, 2013 IGT filed an arbitration with the American Arbitration Association (AAA) against WMS, captioned IGT v. WMS Gaming, Inc., No. 79 517 112 13.  IGT and WMS have a license agreement for Ticket-In-Ticket-Out (TITO) enabled gaming machines.  IGT alleges WMS failed to pay license fees owed on certain products covered by the agreement.  IGT is seeking a judgment that WMS must pay license fees on certain products and monetary damages of $50.0 million resulting from WMS's failure to pay license fees on those products.

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

Global Draw Ltd

On September 17, 2013, Global Draw Limited (an English company) issued proceedings in London against IGT-UK Group Limited (a wholly owned subsidiary of IGT) and IGT, captioned 2013 High Court of Justice (Commercial Court) in London, England, Case No. 2013, Folio 1246. The claim arises out of a Sale and Purchase Agreement dated April 26, 2011 (SPA) pursuant to which Global Draw purchased from IGT-UK all of the shares in an English company called Barcrest Limited. Global Draw seeks to claim against IGT-UK under the terms of indemnities and warranties contained in the SPA, and against IGT under the terms of a guarantee given by IGT in respect of the liabilities of IGT-UK. On November 7, 2013 IGT-UK filed and served a defense and counterclaim in response to the claim and IGT has also entered its defense. The claims assert damages of £1.3 million and US $2.9 million excluding interest, plus other unquantified damages. IGT intends to vigorously defend against the claims asserted in this lawsuit.

Arrangements with Off-Balance Sheet Risks

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $19.5 million at December 31, 2013. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.3 million at December 31, 2013.

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

Self-Insurance

We are self-insured for various levels of workers' compensation, directors' and officers' liability, and electronic errors and omissions liability, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates for claims incurred but not reported.

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

Three Months Ended December 31,	2013	2012
Beginning balance	$4.4	$4.2
Reduction for payments made	(1.4)	(2.5)
Accrual for new warranties issued	2.6	3.9
Adjustments for pre-existing warranties	(1.5)	(1.4)
Ending balance	$4.1	$4.2

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

Our effective tax rate for the three months ended December 31, 2013 decreased to -4.9 % from 33.2% for the same prior year period. The current year effective tax rate was positively impacted by the settlement of income tax audits for fiscal years 1999, and 2006 through 2009.

At December 31, 2013, our gross UTBs totaled $69.2 million, excluding related accrued interest and penalties of $11.1 million. At December 31, 2013, $52.3 million of our UTBs, including related accrued interest, penalties, and indirect effects in other jurisdictions, would affect our effective tax rate if recognized. During the three months ended December 31, 2013, our UTBs decreased $40.0 million and related interest and penalties decreased $12.2 million. We do not believe our total UTBs will change significantly during the next twelve months.

As of December 31, 2013 we effectively settled audits with the US tax authorities related to our fiscal year 1999 and 2006 through 2009 tax years.  As a result of the settlement, we reduced our tax provision by $29.6 million and our UTBs by $33.1 million, inclusive of related interest, penalties and indirect effects in other jurisdictions.

We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.  EMPLOYEE BENEFIT PLANS

Share-based Compensation

SIP As Of And For The Three Months Ended December 31, 2013

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	9,088	$18.57
Granted	-	-
Exercised	(135)	14.26
Forfeited	(41)	17.03
Expired	(50)	22.83
Outstanding at end of period	8,862	$18.62	5.0	$14.7

Vested and expected to vest	8,766	$18.65	4.9	$14.6

Exercisable at end of period	7,888	$18.93	4.7	$13.0

		Weighted Average
Restricted Shares/Units	Shares	Grant Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of fiscal year	6,350	$14.55
Granted*	3,318	16.35
Vested	(2,495)	14.32
Forfeited	(114)	14.84
Outstanding at end of period	7,059	$15.46	1.8	$124.6

Expected to vest	6,115	$15.47	1.8	$108.0

* certain awards require satisfaction of a combination of performance and market conditions

Other Information
Shares available for future grant	18.3
Unrecognized costs for outstanding awards	$106.9
Weighted average future recognition period (in years)	2.0

14.  EARNINGS PER SHARE

First Quarters Ended December 31,	2013	2012
Net income available to common shares	$79.2	$65.3
Basic weighted average shares outstanding	252.6	265.9
Dilutive effect of non-participating share-based awards	2.7	2.0
Diluted weighted average common shares outstanding	255.3	267.9

Basic EPS	$0.31	$0.25
Diluted EPS	$0.31	$0.24

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	5.1	12.7
Notes	42.6	42.6
Note hedges	(42.6)	(42.6)
Warrants	42.6	42.6

Accelerated Share Repurchase

On November 7, 2013, we executed an accelerated share repurchase transaction for $200.0 million of IGT common stock effective through January 22, 2014. We received an initial delivery of 8.2 million shares on November 8, 2013 and 11.6 million total shares were delivered based on the VWAP over the transaction period for an average discounted price of $17.22 per share.

15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

		Unrealized
	Foreign	Gain on
	Currency	Treasury
First Quarter Ended December 31, 2013	Translation	Locks	Total

AOCI beginning balance	$0.2	$8.0	$8.2

OCI before reclassifications (no tax)	(2.3)	-	(2.3)
Reclassifications to earnings:
Amount before tax (interest expense)	-	(0.3)	(0.3)
Income Tax at 37%	-	0.1	0.1
Amount net of tax	-	(0.2)	(0.2)
Net other comprehensive income	(2.3)	(0.2)	(2.5)
AOCI ending balance	$(2.1)	$7.8	$5.7

16.  BUSINESS SEGMENTS

We view our business in the following two operating segments:

●	North America includes our operations associated with land-based and online-real money customers located in the US and Canada, as well as US-based online social gaming operations
●	International includes our operations associated with customers located in all other jurisdictions

Certain income and expenses related to company-wide initiatives primarily comprised of general and administrative costs and other income (expense) are managed at the corporate level and not allocated to an operating segment. We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Impairment and restructuring charges, if any, are reflected within the segment where actions occurred.

Our business segments are designed to allocate resources within a framework of management responsibility. Operating costs included in one segment may benefit other segments. Realignment of our business development and administrative functions may result in ongoing changes to allocations of operating cost amongst our operating segments.

Business Segments Financial Information

First Quarters Ended December 31,	2013	2012
NORTH AMERICA
Revenues	$427.4	$409.4
Gaming operations	191.6	208.6
Product sales	170.0	158.9
Interactive	65.8	41.9
Gross profit	244.6	244.2
Gaming operations	113.7	129.7
Product sales	90.0	89.2
Interactive	40.9	25.3
Operating income	105.9	112.4

INTERNATIONAL
Revenues	$113.8	$120.9
Gaming operations	31.4	34.0
Product sales	73.6	75.9
Interactive	8.8	11.0
Gross profit	65.2	65.3
Gaming operations	22.5	23.4
Product sales	36.9	36.4
Interactive	5.8	5.5
Operating income	24.9	28.4

CORPORATE (unallocated)
Operating expenses	$(27.1)	$(22.4)

CONSOLIDATED
Revenues	$541.2	$530.3
Gaming operations	223.0	242.6
Product sales	243.6	234.8
Interactive	74.6	52.9
Gross profit	309.8	309.5
Gaming operations	136.2	153.1
Product sales	126.9	125.6
Interactive	46.7	30.8
Operating income	103.7	118.4

17.  SUBSEQUENT EVENT

In January 2014, the Argentina peso currency was devalued. Based on our net position at December 31, 2013, we expect to record an estimated currency exchange loss of approximately $4.0 million during our 2014 second quarter as a result of remeasuring our peso-based assets and liabilities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader's understanding of our operations and current business environment from the perspective of our company's management.The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2013, as well as the accompanying Consolidated Interim Financial Statements and Notes included in Item 1 of this Form 10-Q. Information posted on our website is not incorporated into this Form 10-Q.

Our MDA is organized into the following sections:

 ●                  FORWARD LOOKING STATEMENTS

 ●                  OVERVIEW

 ●                  CONSOLIDATED RESULTS

 ●                  BUSINESS SEGMENT RESULTS

 ●                  LIQUIDITY AND CAPITAL RESOURCES

 ●                  RECENTLY ISSUED ACCOUNTING STANDARDS

 ●                  CRITICAL ACCOUNTING ESTIMATES

Unless otherwise indicated in this report:

●	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities

●	italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

●	references to years relate to our fiscal years ending September 30

●	current refers to our fiscal first quarter ended December 31, 2013

●	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report

●	references to EPS are on a diluted basis

●	table amounts are presented in millions, except units and EPS

●	discussion and analysis relates to results for the current fiscal periods as compared with the prior year fiscal periods

We sometimes refer to the impact of changes in foreign currency exchange rates, which results from the translation of foreign functional currencies into US dollars and foreign currency transactions remeasurement. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior period rates applied to current period activity.

FORWARD LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts, but are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

●	our ability to successfully introduce new products and their impact on replacement demand

●	the timing, features, benefits, and expected continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives

●	our expected future financial and operational performance

●	our strategic and operational plans, including our ability to implement and manage cost reduction initiatives

●	our leadership position in the gaming industry or in online casino-style social gaming

●	the advantages offered to customers by our anticipated products and product features

●	economic conditions and other factors affecting the gaming industry

●	gaming growth, expansion, and new market opportunities

●	expected trends in the demand for our products

●	developments with respect to economic, political, regulatory and other conditions affecting our international operations

●	mergers, acquisitions and divestitures, including the expected benefits of completed acquisitions and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies

●	research and development activities, including anticipated benefits from such activities

●	fluctuations in future gross margins, tax rates, and liabilities

●	expectations regarding product sales or machine placements

●	legislative, legal or regulatory developments and related market opportunities

●	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, dividends, and share repurchases

●	losses from off-balance sheet arrangements

●	financial returns to shareholders related to management of our costs

●	the impact of recently adopted accounting pronouncements

●	the outcome and expense of litigation

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the SEC. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

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

We derive our revenues from the distribution of casino games, gaming equipment and systems technology for land-based, online real-money, and online social markets. Operating results reviewed by our CEO encompass all revenue sources within each geographical region. We currently view our business in two operating segments, North America and International, each incorporating all revenue categories—Gaming Operations, Product Sales, and Interactive.

We measure segment profit on the basis of operating income. Certain income and expenses are managed at the corporate level and not allocated to an operating segment. Other segment and financial information is contained in our BUSINESS SEGMENT RESULTS below and Note 16.

SUMMARY RESULTS

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$541.2	$530.3	$10.9	2%
Operating income	103.7	118.4	(14.7)	-12%
Net Income	79.2	65.3	13.9	21%
EPS	$0.31	$0.24	$0.07	29%

Quarters ended December 31, 2013 and 2012 compared

Revenues for our first quarter ended December 31, 2013 improved primarily due to an increase of $18.0 million or 4% in North America, partially offset by a decrease of $7.1 million or 6% in International. Interactive revenues increased $21.7 million or 41%, primarily due to growing contributions from social gaming, and product sales revenues increased $8.8 or 4%, primarily due to higher machine unit volume. These increases were partially offset by a decrease of $19.6 million or 8% in gaming operations revenues, primarily due to installed base decline along with lower yield.

Operating income decreased as higher expenses outpaced revenue growth. Net income and EPS increased primarily due to a lower effective income tax rate of -4.9% versus 33.2% in the prior year quarter, primarily due to audit closures that reduced our provision for income taxes by $29.6 million. EPS also benefitted from fewer shares outstanding due to share repurchases.

For a more in-depth analysis of our results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

BUSINESS TRENDS

Declines in gross gaming revenues adversely impacted our first quarter results, with weakness in most domestic casino markets and a particularly sharp decline in December. In addition, economic uncertainty continues to inhibit our customers' willingness to purchase gaming machines and increasing competition continues to pressure market share. Moreover, government regulation and restrictions, such as import restrictions and regulatory compliance delays, are impeding our ability to satisfy market demand for our products in certain international jurisdictions. In this market environment, we plan to re-evaluate our operating structure and implement cost reduction initiatives while investing in opportunities that we believe will drive growth.

We are addressing challenges in gaming operations by delivering innovative new game content and mitigating yield pressure through disciplined capital deployment. Product sales machine shipments improved in the first quarter; however, for the full fiscal year we anticipate a decline in new casino openings in the domestic market and do not foresee any replacement cycle opportunities of the scale presented by the Canadian government lottery contracts in 2013. In international markets, we are expanding our portfolio of localized content and believe more long-term growth opportunities exist outside of North America, particularly in Asia.

We expect our interactive business will continue to provide growth opportunities. With respect to online social gaming, our DoubleDown Casino® substantially grew revenues year-over-year and produced positive earnings in the first quarter.  The dynamic growth of social networking and entertainment consumption on mobile devices, such as smart phones and tablets, continues to fuel growth in online social gaming. We believe that online gaming appeals to a broader consumer demographic than land-based gaming. Our November 2013 launch of online real-money games in New Jersey provides optimism for additional domestic opportunities.

STRATEGIC OBJECTIVES

We continue to partner with our customers to build stronger relationships and deliver innovative gaming products and services. We remain focused on the following strategic objectives for 2014, designed to improve our business and increase shareholder value, with adjustments as new opportunities arise and the industry evolves:

(1)	Assembling the most compelling and highest performing game library available—serving both operators and players

(2)	Expanding and managing the broadest distribution network globally

(3)
Maximizing shareholder value through the efficient operation of our business, the optimal generation of cash flow, and the responsible, dependable return of capital through dividends and share repurchases

CONSOLIDATED RESULTS – A Year Over Year Comparative Analysis

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$541.2	$530.3	$10.9	2%
Gross margin	57%	58%	(1)	pp
Operating income	$103.7	$118.4	$(14.7)	-12%
Margin	19%	22%	(3)	pp
Net income	$79.2	$65.3	$13.9	21%
EPS	$0.31	$0.24	$0.07	29%

Quarters ended December 31, 2013 and 2012 compared

Total revenues improved primarily due to an increase of $18.0 million in North America, partially offset by a decrease of $7.1 million in International. Increases of $23.5 million in social gaming revenues and $8.8 million in product sales revenues were partially offset by a decrease of $19.6 million in gaming operations revenues. Total gross margin decreased due to margin decline in gaming operations and product sales, partially offset by interactive margin improvement.

Operating income and margin declined primarily due to increased operating expenses outpacing revenue growth. See OPERATING EXPENSES below for additional information.

Net Income and EPS increased primarily due to a tax benefit of $29.6 million resulting from audit closures discussed below under INCOME TAX PROVISIONS. EPS also benefitted from fewer shares outstanding due to share repurchases.

GAMING OPERATIONS

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$223.0	$242.6	$(19.6)	-8%
Gross margin	61%	63%	(2)	pp
Installed base (units '000)	54.3	56.8	(2.5)	-4%
MegaJackpots® (premium brand)	24.9	26.6	(1.7)	-6%
Lease (CDS, racino, other)	29.4	30.2	(0.8)	-3%
Yield (average revenue per unit per day - $0.00)	$44.99	$46.80	$(1.81)	-4%

Quarters ended December 31, 2013 and 2012 compared

Gaming operations revenues decreased, driven primarily by lower yields, most significant in MegaJackpots®, along with installed base decline. Gross margin decline was primarily due to lower yield, driven by reduced play levels.

PRODUCT SALES

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$243.6	$234.8	$8.8	4%
Machines	167.0	157.5	9.5	6%
Non-machine (systems, parts, other)	76.6	77.3	(0.7)	-1%
Gross margin	52%	53%	(1)	pp
Machine units recognized ('000) (1)	12.8	10.7	2.1	20%
Machine ASP ('000)	$13.2	$14.8	$(1.6)	-11%
Machine units shipped ('000) (2)	13.0	9.3	3.7	40%
New/expansion	4.4	2.5	1.9	76%
Replacement	8.6	6.8	1.8	26%
(1) correlates with revenues recognized; (2) includes deferred revenue units

Quarters ended December 31, 2013 and 2012 compared

Product sales revenue grew primarily due to increased North America machine sales. Machine units recognized increased, with growth in both new/expansion and replacement units.  The increase in machine units recognized was driven primarily by an increase of 2,500 video poker replacement units mostly related to a multi-property corporate contract and 1,700 incremental new units in Ohio and California, partially offset by a decrease of 1,300 VLT replacement units in Canada.  Non-machine revenues decreased primarily due to lower license fee revenue, partially offset by increased systems sales.

ASP declined primarily due to a greater mix of lower-priced video poker units with volume discounts, under a multi-property contract, as well as unfavorable changes in foreign exchange rates. Gross margin decline was attributed to lower license fee revenue primarily due to the prior year $5.0 million royalty settlement, as the impact of discounts was offset by favorable product mix.

INTERACTIVE

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$74.6	$52.9	$21.7	41%
Social gaming	64.8	41.3	23.5	57%
IGTi	9.8	11.6	(1.8)	-16%
Gross margin	63%	58%	5	pp
DoubleDown average user metrics*
DAU ('000)	1,716	1,462	254	17%
MAU ('000)	6,198	4,931	1,267	26%
Bookings per DAU ($0.00)	$0.42	$0.31	$0.11	35%
* as a single application with multiple games, active users equal unique users

Quarters ended December 31, 2013 and 2012 compared

Interactive revenue grew, primarily from growth in our DoubleDown Casino®. Social gaming revenues improved as a result of increases in both bookings per DAU (up 35%) and DAU (up 17%). These improvements were driven primarily by the continued roll-out of IGT content to the DoubleDown Casino® and effective player marketing strategies. Mobile applications comprised 28% of social gaming bookings compared to 12% in the prior year quarter.

International IGTi revenues declined with an improved gross margin, primarily due to the strategic shutdown of certain content that carried higher royalty costs, resulting in a higher overall gross profit. Mobile generated 29% of online casino revenues compared to 18% in the prior year quarter.

Interactive gross margin growth was primarily due to the increasing contribution from social gaming, with revenues increasing at a greater pace than amortization. Amortization in cost of sales for DoubleDown acquired developed technology totaled $2.7 million, up from $2.3 million in the prior year quarter.

OPERATING EXPENSES

First Quarters Ended December 31,	2013	2012	C h a n g e
Selling, general and administrative	$117.8	$100.2	$(17.6)	-18%
Research and development	60.3	54.4	(5.9)	-11%
Depreciation and amortization	16.7	19.0	2.3	12%
Subtotal	194.8	173.6	(21.2)	-12%
Percent of revenue	36%	33%
Contingent acquisition-related costs	11.3	17.5	6.2	35%
Total operating expenses	$206.1	$191.1	$(15.0)	-8%

Quarters ended December 31, 2013 and 2012 compared

Increases in operating expenses included:

●	$8.4 million related to social gaming, including $5.0 million of advertising linked to player marketing and $2.0 million of R&D

●	$5.6 million for professional fees, primarily in legal and compliance

●	$2.4 million of incremental investment in R&D for land-based and online real-money gaming

●	$2.1 million for severance

Lower acquisition-related charges (mostly related to DoubleDown) are outlined in the table below. Factors driving changes in the contingent acquisition costs are discussed in Note 8.

Acquisition-related charges	2013	2012
Earn-out	$4.7	$2.1
Retention	6.6	15.4
Total contingent costs	11.3	17.5
Amortization of acquired intangibles	3.4	4.4
Total	$14.7	$21.9

OTHER INCOME (EXPENSE)

First Quarters Ended December 31,	2013	2012	C h a n g e
Interest Income	$10.1	$11.3	$(1.2)	-11%
WAP investments	4.1	4.6	(0.5)	-11%
Receivables and investments	6.0	6.7	(0.7)	-10%
Interest Expense	(36.4)	(31.7)	(4.7)	-15%
WAP jackpot liabilities	(4.1)	(4.6)	0.5	11%
Borrowings	(22.8)	(18.5)	(4.3)	-23%
Convertible debt equity discount	(9.5)	(8.6)	(0.9)	-10%
Other, including gain (loss)	(1.9)	(0.3)	(1.6)	*
Total other income (expense), net	$(28.2)	$(20.7)	$(7.5)	-36%

Quarters ended December 31, 2013 and 2012 compared

The unfavorable change in total other income (expense) was primarily due to increased interest expense related to additional bonds issued in September 2013 and an increased fair value loss adjustment on interest rate swaps.

WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate. WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

INCOME TAX PROVISION (See Note 12)

First Quarters Ended December 31,	2013	2012	C h a n g e
Income tax provision (benefit)	$(3.7)	$32.4	$36.1
Effective tax rate	-4.9%	33.2%	38.1	pp

Our 2014 effective tax rate was favorably impacted by the settlement of US Federal audits, which reduced our income tax provision by $29.6 million. In general, differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits.

BUSINESS SEGMENT RESULTS (See Note 16)

NORTH AMERICA SEGMENT RESULTS

First Quarters Ended December 31,	2013	2012	C h a n g e

Total Revenues	$427.4	$409.4	$18.0	4%
Gross Margin	57%	60%	(3)	pp
Operating Income	$105.9	$112.4	$(6.5)	-6%
Margin	25%	27%	(2)	pp

Quarters ended December 31, 2013 and 2012 compared

North America revenues improved driven by increases of $23.9 million in interactive and $11.1 million in product sales, partially offset by a decline in gaming operations of $17.0 million. Total gross margin declined due to lower margins in game operations and product sales, partially offset by higher interactive margin. Operating income and margin declined as a result higher operating expenses.

NORTH AMERICA GAMING OPERATIONS

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$191.6	$208.6	$(17.0)	-8%
Gross margin	59%	62%	(3)	pp
Installed base (units '000)	41.3	43.0	(1.7)	-4%
MegaJackpots® (premium brand)	21.5	23.4	(1.9)	-8%
Lease (CDS, racino, other)	19.8	19.6	0.2	1%
Yield (average revenue per unit per day - $0.00)	$50.91	$53.06	$(2.15)	-4%

Quarters ended December 31, 2013 and 2012 compared

North America gaming operations revenues and gross margin decreased primarily due to lower yield, as well as a lower installed base. Yield decreased primarily due to lower play levels, most significant in MegaJackpots®. Installed base decrease was primarily in MegaJackpots® units.

NORTH AMERICA PRODUCT SALES

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$170.0	$158.9	$11.1	7%
Machines	118.0	101.8	16.2	16%
Non-machine (systems, parts, other)	52.0	57.1	(5.1)	-9%
Gross margin	53%	56%	(3)	pp
Machine units recognized ('000)	9.6	7.2	2.4	33%
Machine ASP ('000)	$12.3	$14.1	$(1.8)	-13%
Machine units shipped ('000)	9.8	6.8	3.0	44%
New/expansion	3.7	1.7	2.0	118%
Replacement	6.1	5.1	1.0	20%

Quarters ended December 31, 2013 and 2012 compared

North America product sales revenue growth was driven primarily by higher machine sales. The increase in machine units recognized was driven primarily by an increase of 2,500 video poker replacement units mostly related to a multi-property corporate contract and 1,700 incremental new units in Ohio and California, partially offset by a decrease of 1,300 VLT replacement units in Canada. Non-machine revenues decreased primarily due to a prior year patent royalty settlement of $5.0 million. Machine ASP declined primarily due to a greater mix of lower-priced video poker units with volume discounts, under a multi-property contract, as well as unfavorable changes in foreign exchange rates. Gross margin decline was attributed to lower license fee revenue primarily due to the prior year $5.0 million royalty settlement, as the impact of discounts was offset by favorable product mix.

NORTH AMERICA INTERACTIVE

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$65.8	$41.9	$23.9	57%
Social gaming	64.8	41.3	23.5	57%
IGTi	1.0	0.6	0.4	67%
Gross margin	62%	60%	2	pp
DoubleDown average user metrics
DAU ('000)	1,716	1,462	254	17%
MAU ('000)	6,198	4,931	1,267	26%
Bookings per DAU ($0.00)	$0.42	$0.31	$0.11	35%

Quarters ended December 31, 2013 and 2012 compared

North America interactive revenues increased primarily due to growth in social gaming. Our DoubleDown Casino® social gaming revenues continue to improve as a result of increases in both DAU and bookings per DAU. These improvements were driven primarily by the continued roll-out of IGT content to the DoubleDown Casino® and effective player marketing strategies. Mobile comprised 28% of social gaming bookings compared to 12% in the prior year quarter. Gross margin growth was primarily the result of a more favorable contribution from DoubleDown, with revenues growing at a greater pace than amortization expense.

INTERNATIONAL SEGMENT RESULTS

First Quarters Ended December 31,	2013	2012	C h a n g e
Total Revenues	$113.8	$120.9	$(7.1)	-6%
Gross Margin	57%	54%	3	pp
Operating Income	$24.9	$28.4	$(3.5)	-12%
Margin	22%	23%	(1)	pp

Quarters ended December 31, 2013 and 2012 compared

International revenues declined in all revenue categories. Changes in foreign currency exchange negatively impacted revenues by $4.1 million.  Total gross margin improvement was due to higher margins in all three revenue lines. Operating income and operating margin decline was attributable to lower revenue along with increased operating expenses.

INTERNATIONAL GAMING OPERATIONS

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$31.4	$34.0	$(2.6)	-8%
Gross margin	72%	69%	3	pp
Installed base (units '000)	13.0	13.8	(0.8)	-6%
MegaJackpots® (premium brand)	3.4	3.2	0.2	6%
Lease (CDS, racino, other)	9.6	10.6	(1.0)	-9%
Yield (average revenue per unit per day - $0.00)	$26.32	$27.15	$(0.83)	-3%

Quarters ended December 31, 2013 and 2012 compared

International gaming operations revenues decreased primarily due to lower yields along with installed base decline. Gross margin increased primarily due to lower depreciation. Installed base decline was driven by lease operations units that were converted to for-sale units and casino closures. Yield declined primarily due to unfavorable changes in foreign exchange rates and lower play levels.

INTERNATIONAL PRODUCT SALES

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues	$73.6	$75.9	$(2.3)	-3%
Machines	49.0	55.7	(6.7)	-12%
Non-machine (systems, parts, other)	24.6	20.2	4.4	22%
Gross margin	50%	48%	2	pp
Machine units recognized ('000)	3.2	3.5	(0.3)	-9%
Machine ASP ('000)	$15.3	$16.1	$(0.8)	-5%
Machine units shipped ('000)	3.2	2.5	0.7	28%
New/expansion	0.7	0.8	(0.1)	-13%
Replacement	2.5	1.7	0.8	47%

Quarters ended December 31, 2013 and 2012 compared

International product sales revenue decreased primarily due to unfavorable changes in foreign exchange rates and targeted promotional discounting. Unit decline in our Latin America region of 44% was partially offset by an increase of 23% in the Asia-Pacific region. Non-machine revenues increased as a result of higher systems sales.  Gross margin improved primarily due to a greater mix of non-machine sales and lower machine costs. ASP declined primarily due to unfavorable changes in foreign currency rates.

INTERNATIONAL INTERACTIVE

First Quarters Ended December 31,	2013	2012	C h a n g e
Revenues - IGTi	$8.8	$11.0	$(2.2)	-20%
Gross margin	66%	50%	16	pp

Quarters ended December 31, 2013 and 2012 compared

International IGTi revenues declined with an improved gross margin, primarily due to the strategic shutdown of certain content that carried higher royalty costs, resulting in a higher overall gross profit.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At December 31, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, the issuance of debt and equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	December 31,	September 30,	Increase
	2013	2013	(Decrease)
Cash and equivalents	$480.6	$713.3	$(232.7)
Accounts receivable, net	338.0	348.6	(10.6)
Inventories	74.5	90.1	(15.6)
Working Capital	117.9	267.5	(149.6)

Trailing-twelve month statistics:
Days sales outstanding (excluding contracts and notes)	52	54	(2)
Inventory turns	7.1	5.8	1.3

Cash and equivalents decreased during the three months ended December 31, 2013 primarily due to $211.0 million cash used for share repurchases (including payments for net shares settled), investment securities of $70.6 million, and dividends paid of $25.9 million. These decreases were primarily offset by cash generated from operations of $76.1 million. Restricted cash and investments, as well as jackpot annuity investments, are used for funding jackpot winner payments and online player deposits.

Foreign subsidiary operations held 21% of our cash and equivalents at December 31, 2013 and 17% at September 30, 2013. In January 2014, the Argentina peso currency was devalued.  Based on our net position at December 31, 2013, we expect to record an estimated currency exchange loss of approximately $4.0 million during our 2014 second quarter as a result of remeasuring our peso-based assets and liabilities.

Working capital decreased primarily due to the share repurchases under the accelerated share repurchase transaction. See Note 14 for more information about the transaction.

Inventory turns increased with lower inventory due to customer deliveries in our 2014 first quarter. Days sales outstanding decreased as revenues and collections on accounts receivable increased.

Cash Flows Summary

			Favorable
Three Months Ended December 31,	2013	2012	(Unfavorable)
Operations	$76.1	$94.5	$(18.4)
Investing	(77.3)	(9.8)	(67.5)
Financing	(229.1)	(89.3)	(139.8)
Effects of exchange rates	(2.4)	(1.0)	(1.4)
Net Change	$(232.7)	$(5.6)	$(227.1)

Operating cash flows decreased primarily due to increased cash used in operating assets and liabilities of $20.3 million related to variations in business volume and payment timing, partially offset by higher earnings.  Increased cash used of $40.5 million for timing of income tax payments and less cash from receivables of $27.6 million were partially offset by less cash used of $32.5 million for accounts payable and accrued liabilities and $13.0 million for inventories.

Increased cash used for investing was primarily due to purchases of investment securities of $70.6 million and an increase in restricted cash of $6.5 million partially offset by lower capital expenditures (see table below).

			Increase
Three Months Ended December 31,	2013	2012	(Decrease)
Property, plant and equipment	$7.6	$7.3	$0.3
Gaming operations equipment	16.9	30.1	(13.2)
Intellectual property	0.1	0.2	(0.1)
Total capital expenditures	$24.6	$37.6	$(13.0)

Increased cash used for financing was primarily due to an increase of $211.0 million cash used for share repurchases, including net shares, partially offset by less cash used in net debt repayments of $75.0 million.

During the first three months of 2014, 8.2 million shares were delivered under the $200.0 million accelerated share repurchase transaction prepaid in November 2013. See Note 14 for more information about this transaction.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At December 31, 2013, no borrowings were outstanding on our $1.0 billion revolving credit facility, $972.2 million was available, and $27.8 million was reserved for letters of credit and performance bonds. We were in compliance with all debt covenants at December 31, 2013, with an interest coverage ratio of 11.2:1 and a net funded debt leverage ratio of 2.4:1.

The credit facility interest rates and facility fees are based on our public debt ratings or our net funded debt to EBITDA ratio, whichever is more favorable to IGT. Net funded debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. At December 31, 2013, the credit facility carried an interest rate of LIBOR plus 100 bps and a facility fee of 17.5 bps.

The credit facility carries no limitations on shares repurchases or dividend payments provided no default exists and includes the following covenants (all terms as defined in the facility documents):

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

3.25% Convertible Notes

During the period beginning February 2, 2014 through the close of business on April 29, 2014, our 3.25% Convertible Notes will be convertible into cash up to the aggregate principal amount of each note and if applicable, shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. For additional information, see Item 8--Note 12 of our Annual Report on Form 10-K for the year ended September 30, 2013.

FINANCIAL CONDITION
	December 31,	September 30,	Increase
	2013	2013	(Decrease)
Assets	$4,347.5	$4,612.8	$(265.3)
Liabilities	3,242.6	3,358.7	(116.1)
Total Equity	1,104.9	1,254.1	(149.2)

Changes During The Three Months Ended December 31, 2013

Total assets decreased primarily due to reductions in:
●	Cash, equivalents and short term investments of $162.0 million mostly related to the accelerated share repurchase transaction
●	taxes deferred and receivable of $45.7 million mostly related to audit closures and tax payments timing
●	net property, plant and equipment of $16.6 million mostly related to depreciation
●	inventories of $15.6 million related mostly to fulfillment of customer orders
●	net other intangible assets of $13.4 million mostly related to amortization
●	other assets related to the fair value adjustment on our interest rate swaps of $11.1 million

Total liabilities decreased primarily due to reductions in:
●	UTBs of $56.8 million primarily resulting from audit closures
●	accrued employee benefits of $29.3 million related to payment timing
●	accounts payable of $13.1 million related to payment timing
●	jackpot liabilities of $12.3 million due to variations in the timing of jackpots, winner payments, volume of play, and applicable interest rates

Total equity decreased primarily due to share repurchases and dividends partially offset by increased earnings.

CONTRACTUAL OBLIGATIONS

There have been no significant changes in our contractual obligations since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013.

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

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk profile has not changed materially during the first three months of 2014 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to those risk factors during the three months ended December 31, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution. On June 13, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion with no expiration date specified. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. See Note 14 for a description of our accelerated share repurchase transaction executed in November 2013.

2014 First Quarter	(a) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
September 29 - October 26, 2013	0.3	$19.01	0.3	$409.7
October 27 - November 23, 2013	8.2	$17.22	8.2	209.7
November 24 - December 28, 2013	0.3	$17.36	0.3	$209.7
Total	8.8	$17.28	8.8

(a) Includes 611,000 of shares tendered by employees for net-share settlement of tax withholding obligations upon vesting

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.       Exhibits

3.1	Amended and Restated Code of Bylaws of International Game Technology, dated January 13, 2014 (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed on January 17, 2014)

10.1*	Employment Agreement, dated November 14, 2013, between International Game Technology and Patti S. Hart (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed on November 15, 2013)

10.2*	Form of Executive Transition Agreement (entered into with John M. Vandemore, Eric A. Berg, Eric P. Tom, and Paul C. Gracey, Jr.) (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed on January 17, 2014)

10.3	Capped Accelerated Stock Buyback Agreement, dated as of November 7, 2013, by and between the Company and BNP Paribas

10.4**	Supplemental Confirmation, dated as of November 8, 2013, by and between the Company and BNP Paribas

10.5*	IGT 2002 Stock Incentive Plan – Form: Performance Restricted Stock Unit Award Agreement Fiscal 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS           XBRL Instance

101.SCH          XBRL Taxonomy Extension Schema

101.CAL          XBRL Taxonomy Extension Calculation

101.DEF          XBRL Taxonomy Extension Definition

101.LAB          XBRL Taxonomy Extension Labels

101.PRE          XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or arrangement
** The attached Supplemental Confirmation is partially redacted as the Company is seeking confidential treatment for certain provisions contained therein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2014

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)