Form 10-Q
period 2014-03-31
INTERNATIONAL GAME TECHNOLOGY
filed 2014-05-07
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2014
(Presented as March 31, 2014)

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
Yes [ ] No [X]

The number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2014:

247.0 million shares of common stock at $.00015625 par value

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Abbreviation/term	Definition
Fiscal dates -- as presented	Fiscal dates--actual
March 31, 2014	March 29, 2014
March 31, 2013	March 30, 2013
September 30, 2013	September 28, 2013

AOCI	accumulated other comprehensive income (loss)
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASU	Accounting Standards Update
5.35% Bonds	5.35% fixed rate notes due 2023
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs®	IGT Remote Game Server®
IP	intellectual property
IRS	Internal Revenue Service
LBG	Lightning Box Games Pty
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management's discussion and analysis of financial condition and results of operations
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	video lottery terminal
WAP	wide area progressive
WMS	WMS Gaming, Inc.
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	10

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	12

6.	PROPERTY, PLANT AND EQUIPMENT	12

7.	GOODWILL AND OTHER INTANGIBLES	12

8.	FAIR VALUE MEASUREMENTS	13

9.	FINANCIAL DERIVATIVES	15

10.	CREDIT FACILITIES AND INDEBTEDNESS	16

11.	CONTINGENCIES	17

12.	INCOME TAXES	20

13.	EMPLOYEE BENEFIT PLANS	21

14.	EARNINGS PER SHARE	22

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	23

16.	BUSINESS SEGMENTS	24

17.	IMPAIRMENT AND RESTRUCTURING	25

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(See Accompanying Notes)
	Second Quarters		Six Months
Periods Ended March 31,	2014	2013	2014	2013
	(In millions, except per share amounts)
REVENUES
Gaming operations	$230.4	$254.3	$453.4	$496.9
Product sales	202.6	279.0	446.2	513.7
Interactive	79.8	66.7	154.4	119.6
Total	512.8	600.0	1,054.0	1,130.2

COSTS AND OPERATING EXPENSES
Cost of gaming operations	90.0	97.6	176.8	187.1
Cost of product sales	98.6	135.0	215.3	244.2
Cost of interactive	31.4	26.1	59.3	48.2
Selling, general and administrative	124.1	110.7	242.1	210.9
Research and development	58.5	58.1	118.8	112.5
Depreciation and amortization	16.6	19.7	33.2	38.7
Contingent acquisition-related costs	3.7	21.9	15.0	39.3
Impairment and restructuring	17.8	1.6	17.8	1.6
Total	440.7	470.7	878.3	882.5

OPERATING INCOME	72.1	129.3	175.7	247.7

OTHER INCOME (EXPENSE)
Interest income	10.7	11.1	20.9	22.4
Interest expense	(36.9)	(30.3)	(73.3)	(62.0)
Other	(3.4)	(2.5)	(5.3)	(2.7)
Total	(29.6)	(21.7)	(57.7)	(42.3)

INCOME BEFORE TAX	42.5	107.6	118.0	205.4

Income tax provision	16.8	29.4	13.0	61.9

NET INCOME	$25.7	$78.2	$105.0	$143.5

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	0.7	(8.5)	(1.6)	(5.1)
Unrealized gain (loss), net of tax	(0.2)	-	(0.4)	-

COMPREHENSIVE INCOME	$26.2	$69.7	$103.0	$138.4

EARNINGS PER SHARE
Basic	$0.10	$0.30	$0.42	$0.54
Diluted	0.10	0.29	0.42	0.54

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.08	$0.22	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	247.7	263.6	250.2	264.7
Diluted	248.6	265.6	251.9	266.7

CONSOLIDATED BALANCE SHEETS
(See Accompanying Notes)
	March 31, 2014	September 30, 2013
	(In millions, except par value)
ASSETS
Cash and equivalents	$355.8	$713.3
Investment securities	15.0	28.8
Restricted cash and investment securities	59.7	64.9
Restricted cash and investment securities of VIEs	1.8	2.1
Jackpot annuity investments	43.0	44.1
Jackpot annuity investments of VIEs	12.0	12.4
Accounts receivable, net	319.1	348.6
Current maturities of contracts and notes receivable, net	232.4	229.3
Inventories	76.0	90.1
Deferred income taxes	106.9	111.1
Other assets and deferred costs	177.5	131.3
Total current assets	1,399.2	1,776.0

Property, plant and equipment, net	443.9	483.9
Jackpot annuity investments	222.9	234.5
Jackpot annuity investments of VIEs	30.4	34.1
Contracts and notes receivable, net	143.6	165.6
Goodwill	1,471.5	1,471.1
Other intangible assets, net	106.3	130.6
Deferred income taxes	127.6	128.8
Other assets and deferred costs	356.1	188.2
TOTAL ASSETS	$4,301.5	$4,612.8

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Short-term debt	$846.4	$826.6
Accounts payable	92.9	110.0
Jackpot liabilities, current portion	121.9	131.7
Accrued employee benefits	16.2	40.2
Accrued income taxes	-	7.8
Dividends payable	27.2	25.9
Other accrued liabilities	321.8	366.3
Total current liabilities	1,426.4	1,508.5

Long-term debt	1,357.1	1,366.3
Jackpot liabilities	278.5	293.3
Other liabilities	124.9	190.6
TOTAL LIABILITIES	3,186.9	3,358.7

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Common stock: $0.00015625 par value; 1,280.0 shares authorized; 274.4 and 271.4 issued; 247.0 and 256.2 outstanding	-	-
Additional paid-in capital	1,456.6	1,433.1
Treasury stock at cost: 27.4 and 15.2 shares	(486.2)	(274.9)
Retained earnings	138.0	87.7
Accumulated other comprehensive income	6.2	8.2
TOTAL EQUITY	1,114.6	1,254.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,301.5	$4,612.8

CONSOLIDATED STATEMENTS OF CASH FLOWS
(See Accompanying Notes)

Six Months Ended March 31,	2014	2013
	(In millions)
OPERATING
Net income	$105.0	$143.5

Adjustments:
Depreciation and amortization	99.4	117.8
Acquisition-related contingent earn-out costs	6.6	16.2
Discounts and deferred issuance costs	23.7	22.1
Share-based compensation	16.5	18.6
Impairment	9.0	1.6
Excess tax benefits from employee stock plans	(6.5)	(0.9)
Other non-cash items	15.6	12.4

Changes in operating assets and liabilities, excluding acquisitions:
Receivables	15.5	(21.1)
Inventories	13.4	9.4
Accounts payable and accrued liabilities	(50.2)	(78.0)
Jackpot liabilities	(32.9)	(40.7)
Income taxes, net of employee stock plans	(43.9)	(21.0)
Other assets and deferred costs	(236.4)	2.6
Net operating cash flows	(65.2)	182.5

INVESTING
Capital expenditures	(46.2)	(56.4)
Proceeds from assets sold	7.8	8.3
Investment securities, net	13.9	-
Jackpot annuity investments, net	25.0	27.1
Changes in restricted cash	5.6	5.8
Loans receivable payments received	14.9	15.1
Net investing cash flows	21.0	(0.1)

FINANCING
Debt proceeds	-	65.0
Debt repayments	-	(85.0)
Debt issuance costs	(0.6)	-
Employee stock plan proceeds	5.5	7.4
Excess tax benefits from employee stock plans	6.5	0.9
Share repurchases, including net shares	(211.3)	(75.1)
Dividends paid	(53.4)	(34.7)
Acquisition-related contingent consideration	(56.1)	(27.9)
Net financing cash flows	(309.4)	(149.4)

FOREIGN EXCHANGE RATES EFFECT ON CASH AND EQUIVALENTS	(3.9)	(2.8)

NET CHANGE IN CASH AND EQUIVALENTS	(357.5)	30.2

BEGINNING CASH AND EQUIVALENTS	713.3	206.3

ENDING CASH AND EQUIVALENTS	$355.8	$236.5

SUPPLEMENTAL CASH FLOWS INFORMATION
(See Accompanying Notes)

Six Months Ended March 31,	2014	2013
	(In millions)
INVESTMENT SECURITIES
Purchases	$(115.0)	$-
Proceeds from sale	128.9	-
Net	$13.9	$-

JACKPOT FUNDINGS
Change in jackpot liabilities	$(32.9)	$(40.7)

Jackpot annuity purchases	(2.1)	(1.7)
Jackpot annuity proceeds	27.1	28.8
Net change in jackpot annuity investments	25.0	27.1

Net jackpot funding	$(7.9)	$(13.6)

CAPITAL EXPENDITURES
Property, plant and equipment	$(11.8)	$(8.1)
Gaming operations equipment	(31.6)	(48.1)
Intellectual property	(2.8)	(0.2)
Total	$(46.2)	$(56.4)

PAYMENTS
Interest	$28.3	$28.9
Income taxes	60.6	82.8
Acquisition-related payments:
Release of Indemnification holdback	22.0	-
Retention bonuses	58.3	29.7
Contingent earn-out:
Operating cash flows (accrued subsequent to acquisition)	26.0	17.2
Financing cash flows (accrued at acquisition)	34.1	27.9
Total contingent earn-out	60.1	45.1
Total all acquisition-related payments	$140.4	$74.8

NONCASH INVESTING AND FINANCING ITEMS
Accrued capital asset additions	$0.2	$2.6
Interest accretion for jackpot annuity investments	8.2	9.2

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

Fiscal Periods	As Presented	Actual	blank
Current quarter and six months	March 31, 2014	March 29, 2014
Prior year quarter and six months	March 31, 2013	March 30, 2013
Prior year end	September 30, 2013	September 28, 2013

Our consolidated interim financial statements for the second quarter ended March 31, 2014 incorporate all of the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which IGT is the primary beneficiary. All inter-company accounts and transactions were eliminated. These financial statements were prepared without audit on a basis consistent with the comparative prior year quarter ended March 31, 2013, and as appropriate, with the audited financial statements for the year ended September 30, 2013.

Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP guidance for interim financial statements. All adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows have been included for all periods presented. Interim period results are not necessarily indicative of full year results. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2013.

Unless otherwise indicated in this report:
●	references to years relate to our fiscal years ending September 30
●	dollar amounts in tables are presented in millions, except per share amounts and par value
●	current refers to the quarter ended March 31, 2014
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

RECENTLY ISSUED ACCOUNTING STANDARDS OR UPDATES--NOT YET ADOPTED

Discontinued Operations
In April 2014, the FASB issued an ASU that raises the threshold for disposals to qualify as discontinued operations to be based on strategic shifts that have or will have a major effect on an entity's operations and financial results. This ASU will be effective for our 2015 first quarter and is not expected to have a material impact on our financial statements.

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

2.  VARIABLE INTERESTS AND AFFILIATES

VARIABLE INTEREST ENTITIES

New Jersey Trusts
Regulation in New Jersey requires that annuitized WAP jackpot payments to winners be administered through an individual trust set up for each WAP system. These trusts are VIEs and IGT is the primary consolidating beneficiary, because these VIE trusts are designed for the sole purpose of administering jackpot payments for IGT WAP winners and IGT guarantees all liabilities of the trusts. The assets of these consolidated VIEs can only be used to settle trust obligations and have been segregated on our balance sheet. The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $44.2 million at March 31, 2014 and $48.6 million at September 30, 2013.

Latin America Distributor
In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor was a VIE as it was unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control.  This arrangement was terminated by mutual agreement in January 2014.  For the periods ended March 31, 2014, we recognized revenues of $0.5 million for the quarter and $2.7 million for the six months and ending receivables totaled $5.7 million.

3.  RECEIVABLES

ACCOUNTS RECEIVABLE
	March 31, 2014	September 30, 2013
Allowances for Credit Losses	$25.1	$22.3

CUSTOMER FINANCING—CONTRACTS AND NOTES

Recorded Investment (principal and interest due, net of deferred interest and fees)	March 31, 2014	September 30, 2013
Individually evaluated for impairment	$93.8	$82.4
Collectively evaluated for impairment	370.6	391.0
Total	$464.4	$473.4

Allowances for Credit Losses	March 31, 2014	September 30, 2013
Individually evaluated for impairment	$73.0	$63.4
Collectively evaluated for impairment	15.4	15.1
Total	$88.4	$78.5

Reconciliation of Allowances for Credit Losses
	Second Quarters		Six Months
Periods Ended March 31,	2014	2013	2014	2013
Beginning balance	$80.0	$76.6	$78.5	$72.8
Charge-offs	-	-		-
Recoveries	-	-	-	-
Provisions	8.4	4.0	9.9	7.8
Ending balance	$88.4	$80.6	$88.4	$80.6
Current portion	$81.8	$63.3	$81.8	$63.3
Noncurrent portion	6.6	17.3	6.6	17.3

Recorded Investment Aging Analysis	March 31, 2014			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due
1-29 days	$10.2	$1.3	$11.5	$18.4	$1.5	$19.9
30-59 days	7.4	1.3	8.7	5.1	1.4	6.5
60-89 days	5.3	1.2	6.5	4.5	1.3	5.8
Over 90 days	16.5	59.0	75.5	16.1	54.9	71.0
Total*	$39.4	$62.8	$102.2	$44.1	$59.1	$103.2

Amount not past due**	349.5	12.7	362.2	339.1	31.1	370.2
Grand total	$388.9	$75.5	$464.4	$383.2	$90.2	$473.4
*Alabama impaired note included in total past due		$62.5	$62.5		$56.2	$56.2
**Alabama impaired note included in amount not past due		12.5	12.5		18.8	18.8

Over 90 days, accruing interest	$1.9	$0.3	$2.2	$-	$1.3	$1.3
Nonaccrual status	9.1	75.0	84.1	13.5	76.2	89.7

Recorded Investment by Credit Quality Indicator	March 31, 2014			September 30, 2013
(Using Credit Profile by Internally Assigned Risk Grade)	Contracts	Notes	Total	Contracts	Notes	Total
Low	$157.9	$-	$157.9	$126.1	$-	$126.1
Medium	94.3	-	94.3	100.2	0.1	100.3
High*	136.7	75.5	212.2	156.9	90.1	247.0
Total	$388.9	$75.5	$464.4	$383.2	$90.2	$473.4
*Alabama impaired note included		$75.0	$75.0		$75.0	$75.0

Impaired Loans	March 31, 2014			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$17.4	$75.5	$92.9	$5.7	$75.0	$80.7
Unpaid principal face	17.7	75.5	93.2	5.8	75.0	80.8
Related allowance	10.6	62.4	73.0	2.6	60.8	63.4
Average recorded investment	11.6	75.3	86.9	4.1	75.0	79.1

Interest income recognized on impaired contracts, none of which was cash basis, totaled $0.2 million for the three and six months ended March 31, 2014 and $0.4 million during the comparable six months of the prior year.

4.  CONCENTRATIONS OF CREDIT RISK

Net Receivables By Region At March 31, 2014
Nevada	13%	Argentina	12%
Illinois	7%	Europe	7%
Louisiana	5%	Mexico	7%
California	5%	Australia	5%
Other (less than 4% individually)	29%	Other (less than 4% individually)	10%
North America	59%	International	41%

5.  INVENTORIES
	March 31, 2014	September 30, 2013
Raw materials	$53.1	$51.2
Work-in-process	2.1	2.7
Finished goods	20.8	36.2
Total	$76.0	$90.1

6.  PROPERTY, PLANT AND EQUIPMENT
	March 31, 2014	September 30, 2013
Land	$61.2	$61.2
Buildings	231.7	231.3
Leasehold improvements	16.2	16.4
Machinery, furniture and equipment	285.1	309.0
Gaming operations equipment	758.2	785.9
Total cost	1,352.4	1,403.8
Less accumulated depreciation	(908.5)	(919.9)
Property, plant and equipment, net	$443.9	$483.9

7.  GOODWILL AND OTHER INTANGIBLES

GOODWILL

Activity By Segment For the Six Months Ended March 31, 2014	North America	International	Total
Beginning balance	1,275.4	$195.7	$1,471.1
Foreign currency adjustment	-	0.4	0.4
Ending balance	$1,275.4	$196.1	$1,471.5

OTHER INTANGIBLES	March 31, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$377.9	$344.7	$33.2	$376.1	$334.1	$42.0
Developed technology	129.1	87.2	41.9	129.1	79.9	49.2
Contracts	20.1	18.9	1.2	20.1	18.6	1.5
Reacquired rights	14.7	5.9	8.8	14.7	5.2	9.5
Customer relationships	61.2	46.1	15.1	61.2	40.1	21.1
Trademarks	12.5	6.4	6.1	12.5	5.2	7.3
Total	$615.5	$509.2	$106.3	$613.7	$483.1	$130.6

Aggregate Amortization
As Of And For The Periods Ended March 31,
Second Quarters		Six Months		Future Annual Estimates
2014	2013	2014	2013	2014	2015	2016	2017	2018
$13.5	$16.3	$27.0	$31.9	$53.7	$36.5	$20.3	$10.2	$5.2

8.  FAIR VALUE MEASUREMENTS

FINANCIAL ASSETS (LIABILITIES) CARRIED AT FAIR VALUE
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Money market funds	$72.1	$72.1	$-	$-
Investment securities	15.0	-	15.0	-
Derivative assets	65.3	-	65.3	-
Derivative liabilities	(62.6)	-	(62.6)	-
Acquisition contingent earn-out payable	(53.0)	-	-	(53.0)

September 30, 2013
Money market funds	$168.0	$168.0	$-	$-
Investment securities	28.8	-	28.8	-
Derivative assets	74.6	-	74.6	-
Derivative liabilities	(72.2)	-	(72.2)	-
Acquisition contingent earn-out payable	(106.4)	-	-	(106.4)

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

Acquisition contingent earn-out payable related to DoubleDown reaching certain earnings targets was valued with a DCF model applied to the expected payments determined based on probability-weighted internal earnings projections. We applied a rate of probability (10% - 60%) to each outstanding scenario, as well as a risk-adjusted discount rate of 18%, to derive the estimated fair value at March 31, 2014. Changes in the projections and/or the probabilities are the most significant assumptions and result in directionally similar changes in the fair value. Discount rate changes cause a directionally opposite change in the fair value. The payable fair value increased $2.1 million during the 2014 second quarter and $6.6 million for the six months ended March 31, 2014 primarily due to the time-value of money.  Changes in fair value are recorded to earnings as a component of contingent acquisition-related costs and the payable balance of $53.0 million is presented as a component of other current liabilities at March 31, 2014 versus $57.6 million current and $48.8 million noncurrent at September 30, 2013. Earn-out consideration of $60.0 million (excluding payroll taxes) was paid during the 2014 second quarter for earnings targets met by DoubleDown for calendar 2013, and $45.0 million (excluding payroll taxes) was paid during the 2013 second quarter for earnings targets met for calendar 2012.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Acquisition Contingent Consideration Payable for the Six Months Ended March 31,	2014	2013
Beginning balance	$(106.4)	$(116.4)
Accretion (interest and fair value adjustment)	(6.6)	(16.2)
Payments	60.0	45.0
Ending balance	$(53.0)	$(87.6)

FINANCIAL ASSETS (LIABILITIES) NOT CARRIED AT FAIR VALUE
						Unrealized
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Gain (Loss)
March 31, 2014
Jackpot investments	$308.3	$343.1	$343.1	$-	$-	$34.8
Contracts & notes receivable	376.0	369.5	-	-	369.5	(6.5)
Jackpot liabilities	(400.4)	(395.8)	-	-	(395.8)	4.6
Debt	(2,141.9)	(2,293.7)	(2,293.7)	-	-	(151.8)

September 30, 2013
Jackpot investments	$325.1	$366.3	$366.3	$-	$-	$41.2
Contracts & notes receivable	394.9	388.3	-	-	388.3	(6.6)
Jackpot liabilities	(425.0)	(425.2)	-	-	(425.2)	(0.2)
Debt	(2,121.9)	(2,346.6)	(2,346.6)	-	-	(224.7)

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

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (2.72%) for the estimated funding rate and the 10-year credit default swap rate (2.00%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.11%) with the 1-year credit default swap rate (.22%) for the current amounts and the 2-year treasury yield curve rate (.45%) with the 2-year credit default swap rate (.38%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

Debt is predominantly level 1 and valued using quoted market prices or dealer quotes for the identical financial instrument when traded as an asset in an active market. Outstanding borrowings, if any, under our revolving credit facility are level 2 and fair value is determined using DCF of expected payments at current borrowing rates. Carrying values in the table excluded swap adjustments and equity components of convertible debt.

9.  FINANCIAL DERIVATIVES

FOREIGN CURRENCY HEDGING

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $56.8 million at March 31, 2014 and $91.9 million at September 30, 2013.

PRESENTATION OF DERIVATIVE AMOUNTS

Except for net interest receivable related to our interest rate swaps, all derivatives are recorded on a gross basis.

Balance Sheet Location and Fair Value	March 31, 2014		September 30, 2013
	Assets	Liabilities	Assets	Liabilities
Non-designated Foreign Currency Contracts
Other assets and deferred costs (current)	$0.1	$-	$0.5	$-
Other accrued liabilities	-	1.0	-	1.1

Designated Hedges - Interest Rate Swaps
Other assets and deferred costs (noncurrent)	72.9	-	82.1	-
Long-term debt	-	61.6	-	71.1
Gross Derivatives	73.0	62.6	82.6	72.2

Swap interest receivable offset
Other assets and deferred costs (current)	(7.7)	-	(8.0)	-

Net Derivatives	$65.3	$62.6	$74.6	$72.2

Income Statement Location and Income (expense)
	Second Quarters		Six Months
Periods Ended March 31,	2014	2013	2014	2013
Non-designated Hedges-Foreign Currency Contracts
Other income (expense)	$(1.4)	$0.2	$(0.2)	$0.1

Designated Hedges-Interest Rate Swaps
Ineffectiveness: Other income (expense)	$1.4	$(1.9)	$0.3	$(0.5)
Effectiveness: Interest expense	6.8	6.6	13.6	11.6

10.  CREDIT FACILITIES AND INDEBTEDNESS
	March 31, 2014	September 30, 2013
Credit facility	$-	$-
3.25% Convertible Notes (due May 2014)	850.0	850.0
7.5% Bonds (due June 2019)	500.0	500.0
5.5% Bonds (due June 2020)	300.0	300.0
5.35% Bonds (due October 2023)	500.0	500.0
Total principal debt obligations (at face)	2,150.0	2,150.0

Discounts:
3.25% Convertible Notes	(3.6)	(23.3)
7.5% Bonds	(1.7)	(1.8)
5.5% Bonds	(0.9)	(0.9)
5.35% Bonds	(1.9)	(2.1)

Swap fair value adjustments:
7.5% Bonds	42.0	48.4
5.5% Bonds	19.6	22.6
Total outstanding debt recorded, net	$2,203.5	$2,192.9

IGT was compliant with all covenants and embedded features required no bifurcation at March 31, 2014.

Credit Facility

At March 31, 2014, no borrowings were outstanding under our $1.0 billion revolving credit facility, $972.2 million was available, and $27.8 million was reserved for letters of credit, performance bonds, and bank guarantees.

3.25% Convertible Notes
	Second Quarters		Six Months
Periods Ended March 31,	2014	2013	2014	2013
Contractual interest expense	$6.9	$6.9	$13.8	$13.8
Discount amortization	10.0	9.1	19.8	18.0
Remaining discount amortization period (in months)	1

11.  CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts already accrued, due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position, liquidity or results of operations.

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

Shareholder Derivative Action
On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255. Plaintiff purportedly brought this action on behalf of the Company. The complaint asserts claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaint sought an unspecified amount of damages. A motion to dismiss was filed. On March 14, 2012, defendants' motion to dismiss the action was granted. On April 3, 2012, the plaintiff appealed to the US Court of Appeals for the Ninth Circuit. Oral arguments were made to the Ninth Circuit on April 10, 2014.

Lightning Box Games
On July 30, 2013, IGT was sued in US District Court for the Northern District of Illinois for patent infringement by Lightning Box Games (LBG), captioned Lightning Box Games PTY LTD. v. International Game Technology and Caesars Entertainment Corporation, Case No. 13-cv-5423. LBG alleges infringement of two related patents for "Electronic System for Playing of Reel-Type Games," and specifically accuses IGT's MultiPLAY video slot machines of infringing one or more claims of the patents. LBG is seeking, among other items, preliminary and permanent injunctive relief, monetary damages resulting from the infringing conduct (including pre- and post-judgment interest), and court costs. The case was temporarily stayed pending Court ordered settlement discussions.  On April 23, 2014, IGT and LBG executed a Settlement Agreement.  On April 29, 2014, the Court dismissed the case with prejudice.

Mark E Pollack Arbitration
In January 2013, IGT notified Mark E Pollack that it was terminating eight agreements between IGT and Mr. Pollack relating to services provided by Mr. Pollack (e.g., providing ideas for gaming machines and initiating and arranging meetings with various artists and intellectual property owners).  Mr. Pollack disagreed that IGT could terminate the agreements and the parties entered mediation pursuant to the dispute resolution provisions in the respective agreements.  On October 22, 2013, the parties filed arbitration demands submitting the dispute to arbitration before Judicial Arbitration Mediation Services (JAMS), captioned International Game Technology v. Pollack, Case No. 1260002648 and Pollack v. International Game Technology, Case No. 1260002648.  Mr. Pollack is requesting unspecified monetary damages and injunctive relief.  An arbitrator has been selected, and the parties are in the process of scheduling the arbitration dates.

WMS Gaming, Inc.

2013 Northern District of Illinois
On July 2, 2013, IGT was sued by WMS Gaming, Inc. in US District Court for the Northern District of Illinois, captioned WMS Gaming, Inc. v. IGT, Case No. 1:13-cv-4788.  The suit relates to a contract between the parties.  WMS alleges that IGT breached the contract, anticipatorily repudiated the contract, breached the implied covenant of good faith and fair dealing, and violated the Nevada Unfair Trade Practices Act.  WMS sought a temporary restraining order, which was denied.  WMS is seeking, among other things, declaratory judgment, specific performance, injunctive relief, unspecified monetary damages, and attorneys' fees and costs.  IGT intends to vigorously defend against the claims asserted in this lawsuit.  On March 25, 2014 the Court stayed this action pending resolution of the related arbitration between IGT and WMS.

2013 Arbitration
Related to foregoing lawsuit, on September 10, 2013 IGT filed an arbitration with the American Arbitration Association (AAA) against WMS, captioned IGT v. WMS Gaming, Inc., No. 79 517 112 13.  IGT and WMS have a license agreement for Ticket-In-Ticket-Out (TITO) enabled gaming machines.  IGT alleges WMS failed to pay license fees owed on certain products covered by the agreement.  IGT is seeking a judgment that WMS must pay license fees on certain products and monetary damages of $50.0 million resulting from WMS's failure to pay license fees on those products.  The arbitration panel has been agreed to by IGT and WMS and discovery has commenced.

2013 District of Nevada
Related to the foregoing lawsuit and arbitration, on October 22, 2013, WMS filed suit in the US District Court for the District of Nevada, captioned WMS Gaming, Inc. v. IGT, Case No. 3:13-cv-00583.  WMS is seeking, among other things, a declaratory judgment that the arbitration provision of the license agreement is unenforceable, alleging that IGT is seeking to arbitrate non-arbitrable issues, and seeking a refund of royalties WMS has allegedly overpaid.  WMS has filed a motion for preliminary injunction, seeking to enjoin the arbitration. IGT intends to vigorously defend against the claims asserted in this lawsuit.  WMS's motion for preliminary injunction was denied on March 21, 2014 and the case was stayed pending the related arbitration between IGT and WMS.

Global Draw Ltd
On September 17, 2013, Global Draw Limited (an English company) issued proceedings in London against IGT-UK Group Limited (a wholly owned subsidiary of IGT) and IGT, captioned 2013 High Court of Justice (Commercial Court) in London, England, Case No. 2013, Folio 1246. The claim arises out of a Sale and Purchase Agreement dated April 26, 2011 (SPA) pursuant to which Global Draw purchased from IGT-UK all of the shares in an English company called Barcrest Limited. Global Draw seeks to claim against IGT-UK under the terms of indemnities and warranties contained in the SPA, and against IGT under the terms of a guarantee given by IGT in respect of the liabilities of IGT-UK. On November 7, 2013 IGT-UK filed and served a defense and counterclaim in response to the claim and IGT has also entered its defense. The claims assert damages of £1.3 million and US $2.9 million excluding interest, plus other unquantified damages. IGT intends to vigorously defend against the claims asserted in this lawsuit.  Global Draw has filed a summary judgment application pertaining to the interpretation of certain terms of the SPA that governed the sale of Barcrest Limited.  IGT plans to file a defense to the summary judgment application.  A hearing on the summary judgment application is currently scheduled for June 24-25, 2014.

OTHER ARRANGEMENTS WITH OFF-BALANCE SHEET RISKS

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds
Performance bonds outstanding related to certain gaming operations equipment totaled $19.4 million at March 31, 2014. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit
Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.2 million at March 31, 2014.

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

Self-Insurance
We retain a portion of our workers' compensation, automobile liability, directors' and officers' liability, electronic errors and omissions liability, and property and crime risks in the form of deductibles or self-insured retentions and we are self-insured for various levels of employee medical, dental, prescription drug, and disability coverage. We purchase stop loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates for claims incurred but not reported.

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

Six Months Ended March 31,	2014	2013
Beginning balance	$4.4	$4.2
Reduction for payments made	(2.3)	(3.4)
Accrual for new warranties issued	2.7	5.0
Adjustments for pre-existing warranties	(1.4)	(1.5)
Ending balance	$3.4	$4.3

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

Our effective tax rate for the six months ended March 31, 2014 decreased to 11.0 % from 30.1% for the same prior year period. The current year effective tax rate was positively impacted by the settlement of income tax audits for fiscal years 1999, and 2006 through 2009, partially offset by the adverse impact of nondeductible foreign currency losses related to the Argentine peso devaluation in January 2014.  Our 2013 effective tax rate was favorably impacted by an increase in our manufacturing deduction and certain favorable discrete tax items of  million, including the expiration of the statute of limitations in certain foreign jurisdictions and a retroactive reinstatement of the R&D tax credit.

At March 31, 2014, our gross UTBs totaled $69.1 million, excluding related accrued interest and penalties of $11.8 million. At March 31, 2014, $52.8 million of our UTBs, including related accrued interest, penalties, and indirect effects in other jurisdictions, would affect our effective tax rate if recognized. During the six months ended March 31, 2014, our UTBs decreased $40.1 million and related interest and penalties decreased $11.6 million. We do not believe our total UTBs will change significantly during the next twelve months.

As of March 31, 2014 we settled audits with the US tax authorities related to our fiscal year 1999 and 2006 through 2009 tax years.  As a result of the settlement, we reduced our tax provision by $29.6 million and our UTBs by $33.1 million, inclusive of related interest, penalties and indirect effects in other jurisdictions.

We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.  EMPLOYEE BENEFIT PLANS

SIP Share-based Compensation As Of And For The Six Months Ended March 31, 2014
		Weighted Average
OPTIONS	Shares	Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal year	9.1	$18.57
Granted	-	-
Exercised	(0.2)	13.60
Forfeited	(0.1)	16.91
Expired	(0.2)	29.62
Outstanding at end of period	8.6	$18.50	4.7	$4.3

Vested and expected to vest	8.5	$17.82	4.7	$4.3
Exercisable at end of period	7.7	$18.79	4.4	$4.3

		Weighted Average
RESTRICTED SHARE UNITS	Shares	Grant Date Fair Value Per Share	Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal year	6.3	$14.55
Granted	3.5	16.29
Vested	(2.6)	14.39
Forfeited	(0.3)	15.07
Outstanding at end of period	6.9	$15.45	1.8	$94.9

Expected to vest	5.6	$15.38	1.8	$76.5

OTHER INFORMATION

Shares available for future grant	18.5
Unrecognized costs for outstanding awards	$82.7
Weighted average future recognition period (in years)	2.0

14.  EARNINGS PER SHARE
	Second Quarters		Six Months
Periods Ended March 31,	2014	2013	2014	2013
Net income available to common shares	$25.7	$78.2	$105.0	$143.5

Basic weighted average shares outstanding	247.7	263.6	250.2	264.7
Dilutive effect of non-participating share-based awards	0.9	2.0	1.7	2.0
Diluted weighted average common shares outstanding	248.6	265.6	251.9	266.7

Basic EPS	$0.10	$0.30	$0.42	$0.54
Diluted EPS	$0.10	$0.29	$0.42	$0.54

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	6.1	8.5	4.7	8.9
3.25 % Convertible Notes	42.6	42.6	42.6	42.6
Hedges	(42.6)	(42.6)	(42.6)	(42.6)
Warrants	42.6	42.6	42.6	42.6

Total shares repurchased, including net shares: *	3.4	4.4	12.2	7.1
Average price per share	$17.21	$17.02	$17.26	$15.61
Aggregate payments	$0.3	$75.1	$211.3	$75.1
Remaining authorization at March 31, 2014	$209.7
*Net shares tendered by employees at vesting for tax withholding obligations (in thousands)	16.6	5.5	627.6	250.5

Accelerated Share Repurchase
In January 2014, we received the final delivery of 3.4 million shares of IGT common stock under a $200.0 million accelerated share repurchase transaction executed in November 2013. We received 11.6 million total shares based on the VWAP over the transaction period for an average discounted price of $17.22 per share.

15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation	Unrealized Gain (Loss) - Treasury Locks	TOTAL	Foreign Currency Translation	Unrealized Gain (Loss) - Treasury Locks	TOTAL

Periods Ended March 31, 2014	Second Quarter			Six Months
Beginning balance	$(2.1)	$7.8	$5.7	$0.2	$8.0	$8.2

Activity before reclassifications:
Amount before tax	0.7	-	0.7	(1.6)	-	(1.6)
Income tax	-	-	-	-	-	-
Amount net of tax	0.7	-	0.7	(1.6)	-	(1.6)

Reclassifications to earnings:
Amount before tax *	-	(0.3)	(0.3)	-	(0.6)	(0.6)
Income tax effect	-	0.1	0.1	-	0.2	0.2
Amount net of tax	-	(0.2)	(0.2)	-	(0.4)	(0.4)

Net other comprehensive income	0.7	(0.2)	0.5	(1.6)	(0.4)	(2.0)

Ending balance	$(1.4)	$7.6	$6.2	$(1.4)	$7.6	$6.2

Periods Ended March 31, 2013	Second Quarter			Six Months
Beginning balance	$7.9	$-	$7.9	$4.5	$-	$4.5

Activity before reclassifications:
Amount before tax	(8.5)	-	(8.5)	(5.1)	-	(5.1)
Income tax	-	-	-	-	-	-
Amount net of tax	(8.5)	-	(8.5)	(5.1)	-	(5.1)

Reclassifications to earnings:
Amount before tax *	-	-	-	-	-	-
Income tax effect	-	-	-	-	-	-
Amount net of tax	-	-	-	-	-	-

Net other comprehensive income	(8.5)	-	(8.5)	(5.1)	-	(5.1)

Ending balance	$(0.6)	$-	$(0.6)	$(0.6)	$-	$(0.6)

*Income statement location of earnings reclassifications		Interest expense			Interest expense

16.  BUSINESS SEGMENTS

We view our business in the following two operating segments:
●
North America includes our operations associated with land-based and online real-money customers located in the US and Canada, as well as all customers serviced by our US-based online social gaming operations

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

Business Segments Financial Information
	Second Quarters		Six Months
Periods Ended March 31,	2014	2013	2014	2013
NORTH AMERICA
Revenues	$414.2	$475.7	$841.6	$885.0
Gaming operations	200.1	220.3	391.7	428.8
Product sales	143.8	200.6	313.8	359.5
Interactive	70.3	54.8	136.1	96.7
Gross profit	240.8	272.5	485.3	516.7
Gaming operations	116.8	133.1	230.5	262.7
Product sales	80.4	105.7	170.4	195.0
Interactive	43.6	33.7	84.4	59.0
Operating income	92.9	124.1	198.8	236.5

INTERNATIONAL
Revenues	$98.6	$124.3	$212.4	$245.2
Gaming operations	30.3	34.0	61.7	68.1
Product sales	58.8	78.4	132.4	154.2
Interactive	9.5	11.9	18.3	22.9
Gross profit	52.0	68.8	117.3	134.0
Gaming operations	23.6	23.6	46.1	47.1
Product sales	23.6	38.3	60.5	74.5
Interactive	4.8	6.9	10.7	12.4
Operating income	4.1	32.2	29.1	60.5

CORPORATE (unallocated)
Operating expenses	$(24.9)	$(27.0)	$(52.2)	$(49.3)

CONSOLIDATED
Revenues	$512.8	$600.0	$1,054.0	$1,130.2
Gaming operations	230.4	254.3	453.4	496.9
Product sales	202.6	279.0	446.2	513.7
Interactive	79.8	66.7	154.4	119.6
Gross profit	292.8	341.3	602.6	650.7
Gaming operations	140.4	156.7	276.6	309.8
Product sales	104.0	144.0	230.9	269.5
Interactive	48.4	40.6	95.1	71.4
Operating income	72.1	129.3	175.7	247.7

17. IMPAIRMENT AND RESTRUCTURING

Quarters and Six Months Ended March 31,	2014	2013
Impairment - Alabama	$1.3	$1.6
Business realignment	16.5	-
Total	$17.8	$1.6

Impairment - Alabama

IGT machines ceased to be operated at the VictoryLand, Country Crossing and Greentrack facilities in 2010, as a result of challenges related to the legality of electronic charitable bingo in Alabama.  Impairment has been recognized each year since, as the prospects of collecting our Alabama development financing declined with deteriorating market conditions and the decreasing value of associated property collateral.  Fair value was determined using expected cash flows discounted at risk-based market rates. The net carrying amount of the remaining Alabama development financing note totaled $12.9 million at March 31, 2014.

Business Realignment

To address the recent challenges facing the gaming industry, in March 2014 cost-cutting measures were completed under a plan to realign our operating structure. Under this business realignment, we reduced our global workforce by 7% and recorded charges of $16.5 million, including $7.7 million for the impairment of abandoned software. The fair value of abandoned software was determined using expected cash flows discounted at risk-based market rates. No further charges related to this business realignment are expected.

Restructuring Charges And Liability Through March 31, 2014
	North America	International	Consolidated
Severance (cash)	$6.0	$2.8	$8.8
Impairment (non-cash)	7.0	0.7	7.7
Total restructuring charges	$13.0	$3.5	$16.5

Severance accrued			$8.8
Payments			(1.2)
Remaining restructuring liability (expected to be paid within three months)			$7.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader's understanding of our operations and current business environment from the perspective of our company's management. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2013, as well as the accompanying Consolidated Interim Financial Statements and Notes included in Item 1 of this Form 10-Q. Information posted on our website is not incorporated into this Form 10-Q.

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

●	references to years relate to our fiscal years ending September 30
●	current refers to our fiscal first quarter ended March 31, 2014
●	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report
●	references to EPS are on a diluted basis
●	table amounts are presented in millions, except units and EPS
●	discussion and analysis relates to results for the current fiscal periods as compared with the prior year fiscal periods

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
●	our ability to successfully introduce new products and their impact on replacement demand
●	the timing, features, benefits, and continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
●	our future financial and operational performance
●	our strategic and operational plans, including our ability to manage and leverage cost reduction initiatives
●	our leadership position in the gaming industry or in online casino-style social gaming
●	the advantages offered to customers by our anticipated products and product features
●	economic conditions and other factors affecting the gaming industry
●	gaming growth, expansion, and new market opportunities
●	future trends in the demand for our products
●	developments with respect to economic, political, regulatory and other conditions affecting our international operations
●	mergers, acquisitions and divestitures, including the anticipated benefits of completed acquisitions and possible acquisitions of, or investments in, businesses, products, and technologies
●	research and development activities, including anticipated benefits from such activities
●	fluctuations in future gross margins, tax rates, and liabilities
●	future product sales or machine placements
●	legislative, legal or regulatory developments and related market opportunities
●	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, dividends, and share repurchases
●	losses from off-balance sheet arrangements
●	financial returns to shareholders related to management of our costs
●	the impact of recently adopted accounting pronouncements
●	the outcome and expense of litigation

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

SUMMARY RESULTS
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$512.8	$600.0	$(87.2)	-15%	$1,054.0	$1,130.2	$(76.2)	-7%
Operating income	72.1	129.3	(57.2)	-44%	175.7	247.7	(72.0)	-29%
Net Income	25.7	78.2	(52.5)	-67%	105.0	143.5	(38.5)	-27%
EPS	$0.10	$0.29	$(0.19)	-66%	$0.42	$0.54	$(0.12)	-22%

Quarters ended March 31, 2014 and 2013 compared
Revenue decline for our second quarter ended March 31, 2014 was due to a decrease of $61.5 million or 13% in North America and $25.7 million or 21% in International. Product sales decreased $76.4 million or 27% due to lower machine units recognized and gaming operations decreased $23.9 million or 9% due to declines in yield and installed base. These decreases were partially offset by an increase of $13.1 million or 20% in interactive revenues due to growing contributions from social gaming.

Operating income, net income, and EPS decreased primarily due to lower revenues, as well as higher expenses attributable to business realignment charges. Net income and EPS also decreased due to a higher effective income tax rate of 39.5% versus 27.3% in the prior year quarter, which benefited from certain discrete tax items.  EPS benefitted from fewer shares outstanding due to share repurchases.

To address the challenges facing the gaming industry as described below and their impact on IGT, we enacted a plan to realign our operating structure. Under this business realignment, we reduced our global workforce by 7% and expect to realize cost savings of $30.0 million in the 2014 second half and an estimated $50.0 million on an annualized basis going forward. During our 2014 second quarter, we incurred charges of $16.5 million related to the business realignment, including $7.7 million for the impairment of abandoned software.

Six Months ended March 31, 2014 and 2013 compared
Revenue decline for the six months ended March 31, 2014 was due to a decrease of $43.4 million or 5% in North America and $32.8 million or 13% in International. Product sales decreased $67.5 million or 13% due to lower machine units and gaming operations decreased $43.5 million or 9% due to declines in yield and installed base. These decreases were partially offset by an increase of $34.8 million or 29% in interactive revenues due to growing contributions from social gaming.

Operating income, net income, and EPS decreased for the reasons cited above. The decrease in net income and EPS was partially offset by a lower effective income tax rate of 11.0% versus 30.1% in the prior year period, primarily due to audit closures that reduced our provision for income taxes by $29.6 million. As in the quarter, EPS benefitted from fewer shares outstanding due to share repurchases.

For a more in-depth analysis of our results, see CONSOLIDATED RESULTS directly following this OVERVIEW.

BUSINESS TRENDS

Industry declines in gross gaming revenues during the first six months of 2014 have adversely impacted our financial results. These declines have negatively affected our gaming operations yields and are inhibiting casino operators' willingness to purchase gaming machines. Furthermore, the absence of a replacement opportunity in size similar to the replacement units sold under Canadian government lottery contracts in 2013 will result in lower machine sales in 2014. Our results have also been impacted by increasing competition.

Our international operations have also been impacted by worsening regulatory compliance delays and import restrictions, which continue to impede our ability to satisfy market demand for products in certain foreign jurisdictions. Notwithstanding these current market conditions, we continue to believe that long-term growth opportunities exist internationally, particularly in Asian markets.

We expect that our interactive business, particularly social gaming, will continue to provide growth opportunities. The dynamic growth of social networking and entertainment consumption on mobile devices, such as smart phones and tablets, continues to fuel growth in online social gaming. We believe that online gaming appeals to a broader consumer demographic than land-based gaming.

STRATEGIC OBJECTIVES

We continue to partner with our customers to build stronger relationships and deliver innovative gaming products and services. We remain focused on the following strategic objectives for 2014, designed to improve our business and increase shareholder value, with adjustments as new opportunities arise and the industry evolves:

●	Assembling the most compelling and highest performing game library available—serving both operators and players
●	Expanding and managing the broadest distribution network globally
●
Maximizing shareholder value through the efficient operation of our business, the optimal generation of cash flow, and the responsible, dependable return of capital through dividends and share repurchases

CONSOLIDATED RESULTS
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$512.8	$600.0	$(87.2)	-15%	$1,054.0	$1,130.2	$(76.2)	-7%
Gross margin	57%	57%	-	pp	57%	58%	(1)	pp
Operating income	$72.1	$129.3	$(57.2)	-44%	$175.7	$247.7	$(72.0)	-29%
Margin	14%	22%	(8)	pp	17%	22%	(5)	pp
Net income	$25.7	$78.2	$(52.5)	-67%	$105.0	$143.5	$(38.5)	-27%
EPS	$0.10	$0.29	$(0.19)	-66%	$0.42	$0.54	$(0.12)	-22%

Quarters ended March 31, 2014 and 2013 compared
Total revenues declined due to decreases of $61.5 million in North America and $25.7 million in International. Decreases of $76.4 million in product sales revenue and $23.9 million in gaming operations revenues were partially offset by an increase of $14.5 million in social gaming revenue.

Operating income, margin, net income and EPS declined due to lower revenues, as well as higher operating expenses, including business realignment and litigation charges. See OPERATING EXPENSES below for additional information. Net income and EPS also decreased due to a higher effective income tax rate compared to the prior year quarter, which benefited from certain discrete tax items as discussed below under INCOME TAX PROVISIONS. EPS benefitted from fewer shares outstanding due to share repurchases.

Six months ended March 31, 2014 and 2013 compared
Similar to the quarterly comparison, total revenues declined due to decreases of $43.4 million in North America and $32.8 million in International. Decreases of $67.5 million in product sales revenues and $43.5 million in gaming operations revenues were partially offset by an increase of $38.0 million in social gaming revenues. Total gross margin decreased due to margin decline in gaming operations, partially offset by interactive margin improvement. Operating income, margin, net income and EPS declined due to the same factors described in the quarterly comparison.

GAMING OPERATIONS
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$230.4	$254.3	$(23.9)	-9%	$453.4	$496.9	$(43.5)	-9%
Gross margin	61%	62%	(1)	pp	61%	62%	(1)	pp
Installed base units ('000)	53.4	56.7	(3.3)	-6%	53.4	56.7	(3.3)	-6%
MegaJackpots® (premium brand)	24.0	26.0	(2.0)	-8%	24.0	26.0	(2.0)	-8%
Lease (CDS, Racino, other)	29.4	30.7	(1.3)	-4%	29.4	30.7	(1.3)	-4%
Yield ($0.00)	$47.00	$49.26	$(2.26)	-5%	$46.11	$47.99	$(1.88)	-4%

Quarters ended March 31, 2014 and 2013 compared
Gaming operations revenues decreased, driven by lower yields, most significantly in MegaJackpots®, along with installed base declines. Gross margin declined slightly due to lower yield, partially offset by lower depreciation. Lower yield was attributable to industry decline in gross gaming revenues.

Six months ended March 31, 2014 and 2013 compared
Gaming operations decreases in revenue, yield and gross margin were driven by the same factors as described in the quarterly comparison.

PRODUCT SALES
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$202.6	$279.0	$(76.4)	-27%	$446.2	$513.7	$(67.5)	-13%
Machines	116.0	202.4	(86.4)	-43%	282.9	359.8	(76.9)	-21%
Non-machine*	86.6	76.6	10.0	13%	163.3	153.9	9.4	6%
Gross margin	51%	52%	(1)	pp	52%	52%	-	pp
Machine units recognized ('000)**	7.9	14.3	(6.4)	-45%	20.7	25.0	(4.3)	-17%
Machine ASP ('000)	$14.7	$14.1	$0.6	4%	$13.7	$14.4	$(0.7)	-5%

Machine units shipped ('000)***	7.6	14.3	(6.7)	-47%	20.6	23.7	(3.1)	-13%
New/expansion	2.7	3.7	(1.0)	-27%	7.0	6.3	0.7	11%
Replacement	4.9	10.6	(5.7)	-54%	13.6	17.4	(3.8)	-22%
*systems, licensing and parts/other; **correlates with revenues recognized; ***includes deferred revenue units

Quarters ended March 31, 2014 and 2013 compared
Product sales revenue decreased on lower machine units, most significantly in North America replacement units, largely due to 3,500 VLT replacement units in the prior year quarter under large government contracts in Canada, as well as lower machine demand overall. Non-machine revenues increased primarily due to an increase of $8.0 million in parts. ASP increased primarily due to a greater mix of higher-priced units, mostly resulting from a greater mix of lower-priced Canadian VLT units in the prior year quarter, partially offset by unfavorable changes in foreign exchange rates. Slight decline in gross margin was attributable to increased obsolescence charges, partially offset by favorable product mix.

Six months ended March 31, 2014 and 2013 compared
Similar to the quarterly comparison, product sales revenue decreased on lower replacement machine unit volume, most significantly in North America. The prior year period included 5,100 VLT replacement units under large government contracts in Canada. Non-machine revenues increased due to an increase of $7.5 million in parts and $7.2 million in systems, partially offset by lower license fees primarily due to a $5.0 million royalty settlement in the prior year period. ASP declined primarily due to a greater mix of lower-priced units under a multi-property contract, as well as unfavorable changes in foreign exchange rates. Gross margin was flat, as favorable product mix was offset by increased obsolescence charges.

INTERACTIVE
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$79.8	$66.7	$13.1	20%	$154.4	$119.6	$34.8	29%
Social gaming	68.8	54.3	14.5	27%	133.6	95.6	38.0	40%
IGTi	11.0	12.4	(1.4)	-11%	20.8	24.0	(3.2)	-13%
Gross margin	61%	61%	-	pp	62%	60%	2	pp
DoubleDown average user metrics*
DAU ('000)	1,775	1,690	85	5%	1,745	1,575	170	11%
MAU ('000)	6,218	6,276	(58)	-1%	6,208	5,596	612	11%
Bookings per DAU ($0.00)	$0.43	$0.37	$0.06	16%	$0.42	$0.34	$0.08	24%
* as a single application with multiple games, active users equal unique users

Quarters ended March 31, 2014 and 2013 compared
Interactive revenue increased due to growth in our DoubleDown Casino®. Social gaming revenue continued to build with increases in both bookings per DAU and DAU.  Mobile applications comprised 32% of social bookings compared to 20% in the prior year quarter. These increases were driven primarily by the ongoing roll-out of IGT content to the DoubleDown Casino® and effective player marketing strategies.  IGTi revenues declined primarily due to discontinued lower-performing product offerings.  Mobile generated 32% of IGTi online casino revenues compared to 23% in the prior year quarter.

Interactive gross margin was consistent with the prior year quarter.  Amortization of acquired developed technology totaled $2.7 million, up from $2.3 million in the prior year quarter.

Six months ended March 31, 2014 and 2013 compared
Interactive revenue growth was due to the same factors described in the quarterly comparison.  Mobile applications comprised 30% of social bookings compared to 17% in the prior year period. IGTi mobile generated 31% of online casino revenues compared to 21% in the prior year period.

Interactive gross margin improvement was primarily due to an improving contribution from social gaming. Amortization of acquired developed technology totaled $5.4 million, up from $4.6 million in the prior year period.

OPERATING EXPENSES
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Selling, general and administrative	$124.1	$110.7	$(13.4)	-12%	$242.1	$210.9	$(31.2)	-15%
Research and development	58.5	58.1	(0.4)	-1%	118.8	112.5	(6.3)	-6%
Depreciation and amortization	16.6	19.7	3.1	16%	33.2	38.7	5.5	14%
Subtotal	199.2	188.5	(10.7)	-6%	394.1	362.1	(32.0)	-9%
Percent of revenue	39%	31%	-		37%	32%	-

Contingent acquisition-related costs	3.7	21.9	18.2	83%	15.0	39.3	24.3	62%
Impairment and restructuring	17.8	1.6	(16.2)	*	17.8	1.6	(16.2)	*
Total operating expenses	$220.7	$212.0	$(8.7)	-4%	$426.9	$403.0	$(23.9)	-6%

Quarters ended March 31, 2014 and 2013 compared
The increase in total operating expenses was primarily attributable to increased impairment and restructuring. Under cost-cutting measures enacted in March 2014 under a plan to realign our operating structure, we incurred charges of $16.5 million, which included $8.8 million of cash charges related to a 7% workforce reduction and $7.7 million of noncash impairment related to abandoned software.  Impairment also included $1.3 million in the current quarter and $1.6 million in the prior year quarter for our Alabama note receivable related to property taxes assessed on the associated property collateral.

Operating expenses also included increases for accrued contingent litigation charges, $4.8 million for player marketing correlated with social gaming revenue growth, and $3.2 million for bad debt provisions primarily related to specific Latin America customer receivables. These increases were partially offset by lower acquisition-related costs (outlined in the table below) and $3.9 million of proxy contest fees in the prior year quarter.

Acquisition-related charges (mostly DoubleDown)	2014	2013	Second Quarter Variance
Earn-out (See Note 8 about valuation factors)	$2.1	$14.1	$12.0	85%
Retention	1.6	7.8	6.2	79%
Total contingent costs	3.7	21.9	18.2	83%
Amortization of acquired intangibles	3.4	4.5	1.1	24%
Total acquisition-related charges	$7.1	$26.4	$19.3	73%

Six months ended March 31, 2014 and 2013 compared
Similar to the quarter comparison, the increase in total operating expenses was primarily attributable to the increase in impairment and restructuring. Other significant increases in operating expenses included $9.7 million for player marketing correlated with revenue growth, $6.5 million for professional fees primarily due to an increase in commercial litigation, and accrued contingent litigation charges. These increases were partially offset by lower acquisition-related charges outlined below.

Acquisition-related charges (mostly DoubleDown)	2014	2013	Six Months Variance
Earn-out (See Note 8 about valuation factors)	$6.6	$16.2	$9.6	59%
Retention	8.4	23.1	14.7	64%
Total contingent costs	15.0	39.3	24.3	62%
Amortization of acquired intangibles	6.8	8.9	2.1	24%
Total acquisition-related charges	$21.8	$48.2	$26.4	55%

OTHER INCOME (EXPENSE)
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Interest Income	$10.7	$11.1	$(0.4)	-4%	$20.9	$22.4	$(1.5)	-7%
WAP investments**	4.0	4.6	(0.6)	-13%	8.2	9.2	(1.0)	-11%
Receivables and investments	6.7	6.5	0.2	3%	12.7	13.2	(0.5)	-4%

Interest Expense	(36.9)	(30.3)	(6.6)	-22%	(73.3)	(62.0)	(11.3)	-18%
WAP jackpot liabilities**	(4.0)	(4.5)	0.5	11%	(8.1)	(9.2)	1.1	12%
Borrowings	(23.2)	(17.0)	(6.2)	-36%	(46.0)	(35.3)	(10.7)	-30%
Convertible debt equity discount	(9.7)	(8.8)	(0.9)	-10%	(19.2)	(17.5)	(1.7)	-10%

Other, including gain (loss)	(3.4)	(2.5)	(0.9)	*	(5.3)	(2.7)	(2.6)	*

Total other income (expense), net	$(29.6)	$(21.7)	$(7.9)	-36%	$(57.7)	$(42.3)	$(15.4)	-36%
**WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate.
    WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Quarters ended March 31, 2014 and 2013 compared
The unfavorable change in total other income (expense) was primarily due to increased interest expense primarily related to additional bonds issued in September 2013 and an increase of $3.7 million in foreign currency losses primarily related to the Argentina peso devaluation, partially offset by fair value adjustment on interest rate swaps of $3.3 million.

Six months ended March 31, 2014 and 2013 compared
The unfavorable change in total other income (expense) was primarily due to increased interest expense primarily related to additional bonds issued in September 2013 and an increase of $4.0 million in foreign currency losses primarily related to the Argentina peso devaluation.

INCOME TAX PROVISION (See Note 12)
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Income tax provision (benefit)	$16.8	$29.4	$12.6	43%	$13.0	$61.9	$48.9	79%
Effective tax rate	39.5%	27.3%	(12.2)	pp	11.0%	30.1%	19.1	pp

Our estimated annual effective tax rate for 2014 was favorably impacted by the settlement of US Federal audits in December 2013 that reduced our income tax provision by $29.6 million, partially offset by the adverse impact of nondeductible foreign currency losses related to the Argentine peso devaluation in January 2014. Our effective tax rate for the quarter and six months ended March 31, 2013 was favorably impacted by an increase in our manufacturing deduction and certain favorable discrete tax items of $5.9 million, including the expiration of the statute of limitations in certain foreign jurisdictions and a retroactive reinstatement of the R&D tax credit.

In general, differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits.

BUSINESS SEGMENT RESULTS—North America (See Note 16)

	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Total Revenues	$414.2	$475.7	$(61.5)	-13%	$841.6	$885.0	$(43.4)	-5%
Gross Margin	58%	57%	1	pp	58%	58%	-	pp
Operating Income	$92.9	$124.1	$(31.2)	-25%	$198.8	$236.5	$(37.7)	-16%
Margin	22%	26%	(4)	pp	24%	27%	(3)	pp

Quarters ended March 31, 2014 and 2013 compared
North America revenues declined driven by decreases of $56.8 million in product sales and $20.2 million in gaming operations, partially offset by an increase of $15.5 million in interactive. Total gross margin improved due to higher margins in both product sales and interactive, partially offset by lower gaming operations margin. Operating income and margin declined due to lower revenues.

Six months ended March 31, 2014 and 2013 compared
North America revenues declined driven by decreases of $45.7 million in product sales and $37.1 million in gaming operations, partially offset by an increase of $39.4 million in interactive. Total gross margin remained flat as higher margin in interactive was offset by lower gaming operations margin. Operating income and margin declined due to lower revenues coupled with higher operating expenses.

GAMING OPERATIONS—North America
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$200.1	$220.3	$(20.2)	-9%	$391.7	$428.8	$(37.1)	-9%
Gross margin	58%	60%	(2)	pp	59%	61%	(2)	pp
Installed base units ('000)	40.4	42.6	(2.2)	-5%	40.4	42.6	(2.2)	-5%
MegaJackpots® (premium brand)	20.6	22.7	(2.1)	-9%	20.6	22.7	(2.1)	-9%
Lease (CDS, racino, other)	19.8	19.9	(0.1)	-1%	19.8	19.9	(0.1)	-1%
Yield ($0.00)	$53.82	$56.55	$(2.73)	-5%	$52.66	$54.77	$(2.11)	-4%

Quarters ended March 31, 2014 and 2013 compared
North America gaming operations revenues decreased primarily due to lower yields, most significantly in MegaJackpots®, along with installed base decline. Gross margin decline was primarily due to lower yields, attributable to industry decline in gross gaming revenues.

Six months ended March 31, 2014 and 2013 compared
Gaming operations decreases in revenue, yield and gross margin were driven by the same factors as described in the quarterly comparison.

PRODUCT SALES—North America
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$143.8	$200.6	$(56.8)	-28%	$313.8	$359.5	$(45.7)	-13%
Machines	79.1	148.7	(69.6)	-47%	197.2	250.5	(53.3)	-21%
Non-machine	64.7	51.9	12.8	25%	116.6	109.0	7.6	7%
Gross margin	56%	53%	3	pp	54%	54%	-	pp
Machine units recognized ('000)	5.7	11.1	(5.4)	-49%	15.3	18.3	(3.0)	-16%
Machine ASP ('000)	$13.9	$13.4	$0.5	4%	$12.9	$13.7	$(0.8)	-6%

Machine units shipped ('000)	5.5	11.1	(5.6)	-50%	15.3	18.0	(2.7)	-15%
New/expansion	2.1	2.7	(0.6)	-22%	5.8	4.4	1.4	32%
Replacement	3.4	8.4	(5.0)	-60%	9.5	13.6	(4.1)	-30%

Quarters ended March 31, 2014 and 2013 compared
North America product sales revenue decline was driven primarily by lower machine units. The prior year quarter included 3,500 VLT replacement units under large government contracts in Canada.  Non-machine revenues increased due to growth in all categories. ASP increased primarily due to a greater mix of higher-priced units, primarily resulting from large prior year replacement contracts in Canada for lower-priced VLT units. Gross margin improvement was attributed to favorable product mix partially offset by obsolescence charges.

Six months ended March 31, 2014 and 2013 compared
North America product sales revenue decline was driven primarily by lower replacement machine units recognized, partially offset by an increase in new/expansion units. The decrease in replacement units was primarily due to 5,100 VLT replacement units in the prior year period under large government contracts in Canada, partially offset by an increase of 1,900 poker replacement units in the current six months under a multi-property corporate contract. Non-machine revenues increased due to an increase in systems and parts, partially offset by a decrease in licensing predominantly the result of a prior year patent royalty settlement of $5.0 million. ASP declined, primarily due to a greater mix of lower-priced units with volume discounts. Gross margin was flat, as favorable product mix was offset by higher obsolescence charges.

INTERACTIVE—North America
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$70.3	$54.8	$15.5	28%	$136.1	$96.7	$39.4	41%
Social gaming	68.8	54.3	14.5	27%	133.6	95.6	38.0	40%
IGTi	1.5	0.5	1.0	200%	2.5	1.1	1.4	127%
Gross margin	62%	61%	1	pp	62%	61%	1	pp
DoubleDown average user metrics
DAU ('000)	1,775	1,690	85	5%	1,745	1,575	170	11%
MAU ('000)	6,218	6,276	(58)	-1%	6,208	5,596	612	11%
Bookings per DAU ($0.00)	$0.43	$0.37	$0.06	16%	$0.42	$0.34	$0.08	24%

Quarters ended March 31, 2014 and 2013 compared
North America interactive revenues increased due to growth in social gaming. Our DoubleDown Casino® social gaming revenues continue to build with increases in both bookings per DAU and DAU. This continued growth was driven by the ongoing roll-out of IGT content to the DoubleDown Casino® and effective player marketing strategies. Mobile comprised 32% of social gaming bookings compared to 20% in the prior year quarter. Gross margin growth was primarily the result of a more favorable contribution from DoubleDown.

Six months ended March 31, 2014 and 2013 compared
Similar to the quarterly comparison, North America interactive revenues and gross margin increases were driven by the same factors as the quarter, with mobile comprising 30% of bookings compared to 17% in the prior year period.

BUSINESS SEGMENT RESULTS—International (See Note 16)

	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Total Revenues	$98.6	$124.3	$(25.7)	-21%	$212.4	$245.2	$(32.8)	-13%
Gross Margin	53%	55%	(2)	pp	55%	55%	-	pp
Operating Income	$4.1	$32.2	$(28.1)	-87%	$29.1	$60.5	$(31.4)	-52%
Margin	4%	26%	(22)	pp	14%	25%	(11)	pp

Quarters ended March 31, 2014 and 2013 compared
International revenues declined in all categories, most significantly in product sales with a decrease of 25%. Changes in foreign currency exchange negatively impacted revenues by $5.4 million.  Gross margin decline was due to decreases in product sales and interactive margins, partially offset by improved gaming operations margin. Operating income and operating margin decline was attributable to lower revenue along with higher operating expenses, primarily due to bad debt provisions and business realignment charges.

Six months ended March 31, 2014 and 2013 compared
International revenues declined in all categories, most significantly in product sales with a decrease of 14%. Changes in foreign currency exchange negatively impacted revenues by $9.5 million.  Gross margin was flat, as higher margins in gaming operations and interactive were offset by product sales margin decline. Operating income and operating margin decline were due to the same factors described in the quarterly comparison.

GAMING OPERATIONS—International
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$30.3	$34.0	$(3.7)	-11%	$61.7	$68.1	$(6.4)	-9%
Gross margin	78%	69%	9	pp	75%	69%	6	pp
Installed base units ('000)	13.0	14.1	(1.1)	-8%	13.0	14.1	(1.1)	-8%
MegaJackpots® (premium brand)	3.4	3.3	0.1	3%	3.4	3.3	0.1	3%
Lease (CDS, racino, other)	9.6	10.8	(1.2)	-11%	9.6	10.8	(1.2)	-11%
Yield ($0.00)	$25.58	$26.87	$(1.29)	-5%	$25.75	$26.97	$(1.22)	-5%

Quarters ended March 31, 2014 and 2013 compared
International gaming operations revenues decreased due to lower yields along with installed base decline in lease operations. Gross margin increased primarily due to lower depreciation and service costs. Installed base decline was driven primarily by lease to for-sale unit conversions and casino closures in Mexico. Yield declined primarily due to unfavorable changes in foreign exchange rates and lower play levels.

Six months ended March 31, 2014 and 2013 compared
International gaming operations revenues, yield, and installed base decreased and gross margin increased for reasons similar to the quarterly comparison.

PRODUCT SALES—International
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$58.8	$78.4	$(19.6)	-25%	$132.4	$154.2	$(21.8)	-14%
Machines	36.9	53.7	(16.8)	-31%	85.7	109.3	(23.6)	-22%
Non-machine	21.9	24.7	(2.8)	-11%	46.7	44.9	1.8	4%
Gross margin	40%	49%	(9)	pp	46%	48%	(2)	pp
Machine units recognized ('000)	2.2	3.2	(1.0)	-31%	5.4	6.7	(1.3)	-19%
Machine ASP ('000)	$16.6	$16.6	$-	0%	$15.9	$16.3	$(0.4)	-2%

Machine units shipped ('000)	2.1	3.2	(1.1)	-34%	5.3	5.7	(0.4)	-7%
New/expansion	0.6	1.0	(0.4)	-40%	1.2	1.9	(0.7)	-37%
Replacement	1.5	2.2	(0.7)	-32%	4.1	3.8	0.3	8%

Quarters ended March 31, 2014 and 2013 compared
International product sales revenue decreased primarily due to lower machine units, most significantly in Latin America with a 67% decrease. Non-machine revenues declined due to a decrease in systems, partially offset by an increase in parts.  Gross margin declined primarily due to unfavorable product mix and increased obsolescence charges.

Six months ended March 31, 2014 and 2013 compared
International product sales revenue decreased primarily due to lower machine unit volume and unfavorable changes in foreign exchange rates. Unit decline was most significant in Latin America with a 60% decrease. Non-machine revenues increased primarily due to an increase in parts sales.  Gross margin declined primarily due to unfavorable product mix and increased obsolescence charges. ASP declined primarily due to unfavorable changes in foreign currency rates.

INTERACTIVE—International
	Second Quarters				Six Months
Periods Ended March 31,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues - IGTi	$9.5	$11.9	$(2.4)	-20%	$18.3	$22.9	$(4.6)	-20%
Gross margin	51%	58%	(7)	pp	58%	54%	4	pp

Quarters ended March 31, 2014 and 2013 compared
International IGTi revenues declined, primarily due to discontinued lower-performing product offerings. Gross margin decline was due to increased costs related to end-of-life charges for discontinued products, as well as higher jackpot and royalty expenses related to the re-launch of a MegaJackpots® instant-win game.

Six months ended March 31, 2014 and 2013 compared
International IGTi revenues declined with an improved gross margin, primarily due to discontinued lower-performing product offerings that carried higher royalty costs, resulting in a higher overall gross profit.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At March 31, 2014, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, the issuance of debt and equity securities. Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	March 31, 2014	September 30, 2013	Increase (Decrease)
Cash and equivalents	$355.8	$713.3	$(357.5)
Accounts receivable, net	325.9	348.6	(22.7)
Inventories	76.0	90.1	(14.1)
Working Capital	(27.2)	267.5	(294.7)
Trailing-twelve month statistics:
Days sales outstanding (excluding contracts and notes)	52	54	(2)
Inventory turns	6.5	5.8	0.7

Cash and equivalents decreased during the six months ended March 31, 2014 primarily due to $211.3 million cash used for share repurchases, $185.0 million for prepaid licensing rights, $140.4 million for acquisition-related contingent payments, $53.4 million for dividends, and $46.2 million for capital expenditures. These cash expenditures were primarily offset by cash generated from operations before the licensing prepayment and acquisition-related payments of $204.1 million and net investing proceeds of $67.2 million. Restricted cash and investments and jackpot annuity investments are used for funding jackpot winner payments and online player deposits.

In March 2014, we invested $185.0 million to secure long-term licensing rights for Wheel of Fortune® and Jeopardy®, extending global land-based rights through 2024 and expanding rights to include social gaming and online real-money wagering in the US.

Payments of $140.4 million for acquisition-related contingent consideration were comprised of $58.3 million for retention bonuses, $60.1 million for earn-out, and $22.0 million for release of an indemnification holdback.  Payments of $56.1 million, related to earn-out and an indemnification holdback accrued at acquisition, were included in financing cash flows.  The remaining $84.3 million, related to retention and earn-out accrued subsequent to acquisition, was included in operating cash flows within the net change of accounts payable and other liabilities.

Foreign subsidiary operations held 33% of our cash and equivalents at March 31, 2014, of which $11.7 million was held in Argentine pesos, and 17% at September 30, 2013. As a result of the Argentina peso currency devaluation in January 2014, we recorded a currency exchange loss of $4.4 million.

Working capital decreased primarily due to cash used for share repurchases and prepaid licensing rights. Inventory turns increased with lower inventory due to fewer committed orders in the first half of 2014. Days sales outstanding decreased due to lower revenues and accounts receivable.

Cash Flows Summary

Six Months Ended March 31,	2014	2013	Favorable (Unfavorable)
Operations	$(65.2)	$182.5	$(247.7)
Investing	21.0	(0.1)	21.1
Financing	(309.4)	(149.4)	(160.0)
Effects of exchange rates	(3.9)	(2.8)	(1.1)
Net change in cash and equivalents	$(357.5)	$30.2	$(387.7)

Operating cash flows decreased primarily due to cash used for prepaid licensing rights of $185.0 million and acquisition-related contingent payments of $84.3 million. Reduced cash used for investing was primarily due to increased proceeds of $13.9 million from investment securities and lower capital expenditures (see table below). Increased cash used for financing was primarily due to increases of $136.2 million used for share repurchases and $28.2 million used for acquisition-related contingent payments.  See Note 14 for more information about our share repurchases.

Six Months Ended March 31,	2014	2013	Increase (Decrease)
Property, plant and equipment	$11.8	$8.1	$3.7
Gaming operations equipment	31.6	48.1	(16.5)
Intellectual property	2.8	0.2	2.6
Total capital expenditures	$46.2	$56.4	$(10.2)

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At March 31, 2014, no borrowings were outstanding on our $1.0 billion revolving credit facility, $972.2 million was available, and $27.8 million was reserved for letters of credit, performance bonds, and bank guarantees. We were in compliance with all debt covenants at March 31, 2014, with an interest coverage ratio of 9.3:1 and a net funded debt leverage ratio of 2.9:1.

The credit facility interest rates and facility fees are based on our public debt ratings or our net funded debt to EBITDA ratio, whichever is more favorable to IGT. Net funded debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. At March 31, 2014, the credit facility carried an interest rate of LIBOR plus 100 bps and a facility fee of 17.5 bps.

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

3.25% Convertible Notes
During the period beginning February 2, 2014 through the close of business on April 29, 2014, our 3.25% Convertible Notes were convertible into cash up to the aggregate principal amount of each note and if applicable, shares of our common stock for any conversion value in excess of the principal amount as determined per the indenture. At maturity on May 1, 2014, we redeemed these notes using a combination of cash on hand and borrowings on our revolving credit facility. For additional information, see Item 8—Note 12 of our Annual Report on Form 10-K for the year ended September 30, 2013.

FINANCIAL CONDITION
	March 31, 2014	September 30, 2013	Increase (Decrease)
Assets	$4,301.5	$4,612.8	$(311.3)
Liabilities	3,186.9	3,358.7	(171.8)
Total Equity	1,114.6	1,254.1	(139.5)

Changes During The Six Months Ended March 31, 2014

Total assets decreased primarily related to reductions in cash and investments of $376.8 million mostly related to share repurchases and licensing prepayments, receivables of $48.4 million mostly due to lower revenue and net property, plant and equipment and other intangibles of $64.3 million related mostly to depreciation and amortization.  These asset reductions were partially offset by an increase in other assets for prepaid licensing rights of $185.0 million

Total liabilities decreased primarily related to reductions in other liabilities due to acquisition-related payments of $140.4 million, UTBs of $51.7 million primarily resulting from audit closures and jackpot liabilities of $24.6 million due to variations in the timing of jackpots, winner payments, volume of play, and applicable interest rates.  These liability reductions were partially offset by an increase of $39.8 million in royalty commitments.

Total equity decreased primarily due to share repurchases and dividends partially offset by earnings.

CONTRACTUAL OBLIGATIONS

Except for the maturity of our 3.25% Convertible Notes on May 1, 2014 discussed above, there has been no significant changes in our contractual obligations and arrangements with off-balance sheet risk since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013. See Note 11.

RECENTLY ISSUED ACCOUNTING STANDARDS OR UPDATES (See Note 1)

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

The following accounting estimates are the most sensitive to changes from external factors and critical to understanding and evaluating our reported financial results, as they require subjective or complex judgments about matters that are inherently uncertain or variable. There has been no significant changes since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013.

●	Revenue Recognition
●	Goodwill, Other Intangible Assets, and Royalties
●	Jackpot Liabilities and Expenses
●	Inventory and Gaming Operations Equipment
●	Income Taxes

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk profile has not changed materially during the first six months of 2014 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2013.

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

Item 1A.  Risk Factors

We are subject to risks and uncertainties that could cause our actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. Factors that could cause our actual results to differ from expectations are described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013 and as set forth below.
Actions taken under our business realignment plan may not produce the expected cost savings.
In March 2014, we announced a business realignment plan designed to realign our cost structure for long-term earnings growth. As part of this realignment plan, we implemented cost reduction initiatives, including workforce reductions and other measures. We have forecasted substantial cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. There can be no assurance that actual results achieved will not vary materially from what we have assumed and forecasted, which could have a material adverse impact on our results of operations, liquidity and financial position.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution. On June 13, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion with no expiration date specified. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. See Note 14 for a description of our accelerated share repurchase transaction executed in November 2013. Total shares purchased included 16,600 net shares tendered by employees at vesting for tax withholding obligations.
2014 Second Quarter (in millions except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
December 29 - January 25, 2014	3.4	$17.22	3.4	$209.7
January 26 - February 22, 2014	-	-	-	209.7
February 23 - March 29, 2014	-	-	-	209.7
Total	3.4	17.22	3.4

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

Date: May 7, 2014

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)