Form 10-Q
period 2014-06-30
INTERNATIONAL GAME TECHNOLOGY
filed 2014-08-06
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2014
(Presented as June 30, 2014)

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
Yes [ ] No [X]

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2014:

247.2 million shares of common stock at $.00015625 par value

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Abbreviation/term	Definition
Fiscal dates -- as presented	Fiscal dates--actual
June 30, 2014	June 28, 2014
June 30, 2013	June 29, 2013
September 30, 2013	September 28, 2013

AOCI	accumulated other comprehensive income (loss)
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASU	Accounting Standards Update
5.35% Bonds	5.35% fixed rate notes due 2023
5.5% Bonds	5.5% fixed rate notes due 2020
7.5% Bonds	7.5% fixed rate notes due 2019
bps	basis points
CDS	central determination system
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FV	fair value
GAAP	generally accepted accounting principles
IGT, we, our, the Company	International Game Technology and its consolidated entities
IGT rgs™	IGT Remote Game Server™
IP	intellectual property
IRS	Internal Revenue Service
LBG	Lightning Box Games Pty
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management's discussion and analysis of financial condition and results of operations
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
TITO	Ticket-In-Ticket-Out
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VWAP	average daily volume weighted average price
VLT	video lottery terminal
WAP	wide area progressive
WMS	WMS Gaming, Inc.
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	10

3.	RECEIVABLES	11

4.	CONCENTRATIONS OF CREDIT RISK	12

5.	INVENTORIES	12

6.	PROPERTY, PLANT AND EQUIPMENT	12

7.	GOODWILL AND OTHER INTANGIBLES	13

8.	FAIR VALUE MEASUREMENTS	14

9.	DERIVATIVE INSTRUMENTS	16

10.	CREDIT FACILITIES AND INDEBTEDNESS	17

11.	CONTINGENCIES	18

12.	INCOME TAXES	21

13.	EMPLOYEE BENEFIT PLANS	22

14.	EARNINGS PER SHARE	23

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	24

16.	BUSINESS SEGMENTS	25

17.	IMPAIRMENT AND RESTRUCTURING	26

18.	BUSINESS ACQUISITION	26

19.	SUBSEQUENT EVENT	27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(See Accompanying Notes)
	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
	(In millions, except per share amounts)
REVENUES
Gaming operations	$217.6	$247.3	$671.0	$744.3
Product sales	166.9	259.2	613.1	772.9
Interactive	83.1	72.5	237.5	192.0
Total	467.6	579.0	1,521.6	1,709.2

COSTS AND OPERATING EXPENSES
Cost of gaming operations	82.5	95.6	259.3	282.7
Cost of product sales	69.4	119.3	284.8	363.7
Cost of interactive	30.8	26.9	90.1	75.1
Selling, general and administrative	103.3	114.4	345.2	325.0
Research and development	53.4	59.8	172.1	172.3
Depreciation and amortization	16.4	19.3	49.7	58.0
Contingent acquisition-related costs	2.2	19.2	17.2	58.6
Impairment and restructuring	-	1.5	17.8	3.1
Total	358.0	456.0	1,236.2	1,338.5

OPERATING INCOME	109.6	123.0	285.4	370.7

OTHER INCOME (EXPENSE)
Interest income	10.4	11.5	31.2	34.0
Interest expense	(26.6)	(30.5)	(99.9)	(92.4)
Other	0.7	(6.7)	(4.6)	(9.6)
Total	(15.5)	(25.7)	(73.3)	(68.0)

INCOME BEFORE TAX	94.1	97.3	212.1	302.7

Income tax provision	22.0	31.6	35.0	93.5

NET INCOME	$72.1	$65.7	$177.1	$209.2

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1.5)	(10.1)	(3.1)	(15.2)
Unrealized gain (loss), net of tax	(0.2)	4.4	(0.6)	4.4

COMPREHENSIVE INCOME	$70.4	$60.0	$173.4	$198.4

EARNINGS PER SHARE
Basic	$0.29	$0.25	$0.71	$0.79
Diluted	0.29	0.25	0.71	0.79

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.09	$0.33	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	247.0	260.6	249.1	263.4
Diluted	247.9	263.2	250.8	265.6

CONSOLIDATED BALANCE SHEETS
(See Accompanying Notes)
	June 30, 2014	September 30, 2013
	(In millions, except par value)
ASSETS
Cash and equivalents	$235.6	$713.3
Investment securities	-	28.8
Restricted cash and investment securities	61.9	64.9
Restricted cash and investment securities of VIEs	1.5	2.1
Jackpot annuity investments	42.8	44.1
Jackpot annuity investments of VIEs	11.4	12.4
Accounts receivable, net	295.5	348.6
Current maturities of contracts and notes receivable, net	214.5	229.3
Inventories	89.5	90.1
Deferred income taxes	97.4	111.1
Other assets and deferred costs	162.5	131.3
Total current assets	1,212.6	1,776.0

Property, plant and equipment, net	435.6	483.9
Jackpot annuity investments	219.9	234.5
Jackpot annuity investments of VIEs	28.3	34.1
Contracts and notes receivable, net	116.4	165.6
Goodwill	1,470.3	1,471.1
Other intangible assets, net	94.5	130.6
Deferred income taxes	137.9	128.8
Other assets and deferred costs	341.9	188.2
TOTAL ASSETS	$4,057.4	$4,612.8

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Short-term debt	$-	$826.6
Accounts payable	83.2	110.0
Jackpot liabilities, current portion	123.0	131.7
Accrued employee benefits	20.7	40.2
Accrued income taxes	(0.3)	7.8
Dividends payable	27.2	25.9
Other accrued liabilities	267.7	366.3
Total current liabilities	521.5	1,508.5

Long-term debt	1,987.7	1,366.3
Jackpot liabilities	273.0	293.3
Other liabilities	109.8	190.6
TOTAL LIABILITIES	2,892.0	3,358.7

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Common stock: $0.00015625 par value; 1,280.0 shares authorized; 274.6 and 271.4 issued; 247.2 and 256.2 outstanding	-	-
Additional paid-in capital	1,464.2	1,433.1
Treasury stock at cost: 27.4 and 15.2 shares	(486.3)	(274.9)
Retained earnings	183.0	87.7
Accumulated other comprehensive income	4.5	8.2
TOTAL EQUITY	1,165.4	1,254.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,057.4	$4,612.8

CONSOLIDATED STATEMENTS OF CASH FLOWS
(See Accompanying Notes)

Nine Months Ended June 30,	2014	2013
	(In millions)
OPERATING
Net income	$177.1	$209.2

Adjustments:
Depreciation and amortization	145.2	175.6
Acquisition-related contingent earn-out costs	8.8	28.0
Discounts and deferred issuance costs	28.4	33.7
Share-based compensation	23.1	28.7
Impairment	9.0	3.1
Excess tax benefits from employee stock plans	(6.6)	(1.4)
Other non-cash items	10.3	9.1

Changes in operating assets and liabilities, excluding acquisitions:
Receivables	87.0	(20.7)
Inventories	(0.9)	3.7
Accounts payable and accrued liabilities	(115.9)	(58.7)
Jackpot liabilities	(41.3)	(58.2)
Income taxes, net of employee stock plans	(41.9)	(24.1)
Other assets and deferred costs	(220.9)	7.2
Net operating cash flows	61.4	335.2

INVESTING
Capital expenditures	(69.1)	(97.1)
Proceeds from assets sold	16.7	15.3
Investment securities, net	28.9	-
Jackpot annuity investments, net	34.6	39.3
Changes in restricted cash	3.8	8.8
Loans receivable cash advanced	(5.9)	-
Loans receivable payments received	14.9	22.6
Business acquisitions, net of cash acquired	(1.5)	-
Net investing cash flows	22.4	(11.1)

FINANCING
Debt proceeds	650.0	160.0
Debt repayments	(875.0)	(300.0)
Debt issuance costs	(0.6)	(3.2)
Employee stock plan proceeds	7.1	12.3
Excess tax benefits from employee stock plans	6.6	1.4
Share repurchases, including net shares	(211.4)	(81.0)
Dividends paid	(80.5)	(55.5)
Acquisition-related contingent consideration	(56.1)	(27.9)
Net financing cash flows	(559.9)	(293.9)

FOREIGN EXCHANGE RATES EFFECT ON CASH AND EQUIVALENTS	(1.6)	(7.2)

NET CHANGE IN CASH AND EQUIVALENTS	(477.7)	23.0

BEGINNING CASH AND EQUIVALENTS	713.3	206.3

ENDING CASH AND EQUIVALENTS	$235.6	$229.3

SUPPLEMENTAL CASH FLOWS INFORMATION
(See Accompanying Notes)

Nine Months Ended June 30,	2014	2013
	(In millions)
INVESTMENT SECURITIES
Purchases	$(115.0)	$-
Proceeds from sale	143.9	-
Net	$28.9	$-

JACKPOT FUNDINGS
Change in jackpot liabilities	$(41.3)	$(58.2)

Jackpot annuity purchases	(5.1)	(3.8)
Jackpot annuity proceeds	39.7	43.1
Net change in jackpot annuity investments	34.6	39.3

Net jackpot funding	$(6.7)	$(18.9)

CAPITAL EXPENDITURES
Property, plant and equipment	$(20.5)	$(18.7)
Gaming operations equipment	(45.8)	(78.1)
Intellectual property	(2.8)	(0.3)
Total	$(69.1)	$(97.1)

PAYMENTS
Interest	$71.4	$57.7
Income taxes	79.3	116.6
Acquisition-related payments:
Release of Indemnification holdback	22.0	-
Retention bonuses	58.3	29.7
Contingent earn-out:
Operating cash flows (accrued subsequent to acquisition)	26.0	17.2
Financing cash flows (accrued at acquisition)	34.1	27.9
Total contingent earn-out	60.1	45.1
Total all acquisition-related payments	$140.4	$74.8

NONCASH INVESTING AND FINANCING ITEMS
Accrued capital asset additions	$1.9	$(1.0)
Interest accretion for jackpot annuity investments	12.0	13.5

Business acquisitions:
Fair value of assets	$2.4	$-
Fair value of liabilities	0.9	-

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

Fiscal Periods	As Presented	Actual	blank
Current quarter and nine months	June 30, 2014	June 28, 2014
Prior year quarter and nine months	June 30, 2013	June 29, 2013
Prior year end	September 30, 2013	September 28, 2013

Our consolidated interim financial statements for the third quarter ended June 30, 2014 incorporate all of the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which IGT is the primary beneficiary. All inter-company accounts and transactions were eliminated. These financial statements were prepared without audit on a basis consistent with the comparative prior year quarter ended June 30, 2013, and as appropriate, with the audited financial statements for the year ended September 30, 2013.

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

Unless otherwise indicated in this report:
●	references to years relate to our fiscal years ending September 30
●	dollar amounts in tables are presented in millions, except per share amounts and par value
●	current refers to the quarter ended June 30, 2014
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

RECENTLY ISSUED ACCOUNTING STANDARDS OR UPDATES--NOT YET ADOPTED

Share-based Payments With Performance Targets Achievable After The Service Period
In June 2014, the FASB issued an ASU to clarify that performance targets in share-based payments that affect vesting and can be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance condition would not be reflected in the grant date fair value estimate and compensation cost would be recognized over the service period if achievement of the performance condition is probable. This ASU is effective for our 2017 first quarter, but can be adopted earlier, and is not expected to have a material impact on our financial statements. Optional transition methods include (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter.

New Revenue Recognition Standard
In May 2014, the FASB issued an ASU establishing a new ASC Topic—Revenue From Contracts With Customers, which is a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer.

The standard will be effective for our 2018 first quarter and early adoption is not permitted. The standard allows for adoption under either "full retrospective" in which prior periods presented are recast under the new guidance or "modified retrospective" in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. We are currently evaluating the impact that this standard will have on our financial statements.

Discontinued Operations
In April 2014, the FASB issued an ASU that raises the threshold for a disposal to qualify as discontinued operations, such that it must represent a strategic shift that has or will have a major effect on an entity's operations and financial results or an acquired business that is classified as held for sale at acquisition. This ASU also requires new disclosures for both discontinued operations and disposals of individually significant components that don't qualify as discontinued operations. This ASU will be effective for our 2015 first quarter and is not expected to have a material impact on our financial statements.

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

2.  VARIABLE INTERESTS AND AFFILIATES

VARIABLE INTEREST ENTITIES

New Jersey Trusts
Regulation in New Jersey requires that annuitized WAP jackpot payments to winners be administered through an individual trust set up for each WAP system. These trusts are VIEs and IGT is the primary consolidating beneficiary, because these VIE trusts are designed for the sole purpose of administering jackpot payments for IGT WAP winners and IGT guarantees all liabilities of the trusts. The assets of these consolidated VIEs can only be used to settle trust obligations and have been segregated on our balance sheet. The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $41.2 million at June 30, 2014 and $48.6 million at September 30, 2013.

Latin America Distributor
In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor was a VIE as it was unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control.  This arrangement was terminated by mutual agreement in January 2014.  For the nine months ended June 30, 2014, we recognized revenues of $2.7 million and ending receivables totaled $6.6 million.

3.  RECEIVABLES

ACCOUNTS RECEIVABLE
	June 30, 2014	September 30, 2013
Allowances for Credit Losses	$27.1	$22.3

CUSTOMER FINANCING—CONTRACTS AND NOTES

Reconciliation of Allowances for Credit Losses
	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
Beginning balance	$88.4	$80.6	$78.5	$72.8
Charge-offs and other adjustments	(5.3)	-	(5.3)	-
Recoveries	-	-	-	-
Provisions	2.3	(4.5)	12.2	3.3
Ending balance	$85.4	$76.1	$85.4	$76.1
Current portion	$78.2	$61.4	$78.2	$61.4
Noncurrent portion	7.2	14.7	7.2	14.7

Recorded Investment	June 30, 2014			September 30, 2013
(principal and interest due, net of deferred interest and fees)	Contracts	Notes	Total	Contracts	Notes	Total
Individually evaluated for impairment	$23.1	$75.5	$98.6	$7.4	$75.0	$82.4
Collectively evaluated for impairment	317.6	0.1	317.7	375.8	15.2	391.0
Total	$340.7	$75.6	$416.3	$383.2	$90.2	$473.4

Allowances for Credit Losses	June 30, 2014			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Individually evaluated for impairment	$10.8	$56.5	$67.3	$2.6	$60.8	$63.4
Collectively evaluated for impairment	18.1	0.0	18.1	14.4	0.7	15.1
Total	$28.9	$56.5	$85.4	$17.0	$61.5	$78.5

Recorded Investment Aging Analysis	June 30, 2014			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due
1-29 days	$7.5	$1.3	$8.8	$18.4	$1.5	$19.9
30-59 days	4.2	1.3	5.5	5.1	1.4	6.5
60-89 days	3.3	1.3	4.6	4.5	1.3	5.8
Over 90 days	21.8	62.8	84.6	16.1	54.9	71.0
Total(1)	$36.8	$66.7	$103.5	$44.1	$59.1	$103.2

Amount not past due (2)	303.9	8.9	312.8	339.1	31.1	370.2
Grand total	$340.7	$75.6	$416.3	$383.2	$90.2	$473.4
(1)Alabama impaired note included in total past due		$66.3	$66.3		$56.2	$56.2
(2)Alabama impaired note included in amount not past due		8.7	8.7		18.8	18.8

Over 90 days, accruing interest	$0.5	$-	$0.5	$-	$1.3	$1.3
Nonaccrual status	22.2	75.5	97.7	13.5	76.2	89.7

Recorded Investment by Credit Quality Indicator	June 30, 2014			September 30, 2013
(Using Credit Profile by Internally Assigned Risk Grade)	Contracts	Notes	Total	Contracts	Notes	Total
Low	$142.8	$-	$142.8	$126.1	$-	$126.1
Medium	77.6	0.1	77.7	100.2	0.1	100.3
High (3)	120.3	75.5	195.8	156.9	90.1	247.0
Total	$340.7	$75.6	$416.3	$383.2	$90.2	$473.4
(3) Alabama impaired note included		$75.0	$75.0		$75.0	$75.0

Impaired Loans	June 30, 2014			September 30, 2013
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$223.6	$75.6	$299.2	$5.7	$75.0	$80.7
Unpaid principal face	17.5	75.5	93.0	5.8	75.0	80.8
Related allowance	10.6	56.5	67.1	2.6	60.8	63.4
Average recorded investment	11.4	75.3	86.7	4.1	75.0	79.1

Interest income recognized on impaired contracts, none of which was cash basis, totaled $0.2 million for the nine months ended June 30, 2014 and $0.5 million during the comparable nine months of the prior year.

4.  CONCENTRATIONS OF CREDIT RISK

Net Receivables By Region At June 30, 2014
Nevada	12%	Argentina	12%
Illinois	7%	Europe	8%
Louisiana	5%	Mexico	6%
California	5%	Australia	5%
Other (less than 4% individually)	29%	Other (less than 4% individually)	11%
North America	58%	International	42%

5.  INVENTORIES
	June 30, 2014	September 30, 2013
Raw materials	$59.6	$51.2
Work-in-process	1.7	2.7
Finished goods	28.2	36.2
Total	$89.5	$90.1

6.  PROPERTY, PLANT AND EQUIPMENT
	June 30, 2014	September 30, 2013
Land	$61.2	$61.2
Buildings	232.0	231.3
Leasehold improvements	15.4	16.4
Machinery, furniture and equipment	288.1	309.0
Gaming operations equipment	751.7	785.9
Total cost	1,348.4	1,403.8
Less accumulated depreciation	(912.8)	(919.9)
Property, plant and equipment, net	$435.6	$483.9

7.  GOODWILL AND OTHER INTANGIBLES

GOODWILL

Activity By Segment For the Nine Months Ended June 30, 2014	North America	International	Total
Beginning balance	1,275.4	$195.7	$1,471.1
Acquisitions	0.5	-	0.5
Foreign currency adjustment	-	(1.3)	(1.3)
Ending balance	$1,275.9	$194.4	$1,470.3

OTHER INTANGIBLES

Additions for the nine months ended June 30, 2014 included $2.8 million of patents with a weighted average life of 5 years, as well as $1.9 million of developed technology with a weighted average life of 5 years from the Strategy9 business acquisition described in Note 18.
	June 30, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$377.4	$350.3	$27.1	$376.1	$334.1	$42.0
Developed technology	131.0	90.9	40.1	129.1	79.9	49.2
Contracts	20.1	19.1	1.0	20.1	18.6	1.5
Reacquired rights	13.4	4.8	8.6	14.7	5.2	9.5
Customer relationships	61.2	49.1	12.1	61.2	40.1	21.1
Trademarks	12.5	6.9	5.6	12.5	5.2	7.3
Total	$615.6	$521.1	$94.5	$613.7	$483.1	$130.6

Aggregate Amortization
As Of And For The Periods Ended June 30,
Third Quarters		Nine Months		Future Annual Estimates
2014	2013	2014	2013	2014	2015	2016	2017	2018
$13.8	$15.9	$40.8	$47.8	$54.3	$37.5	$20.9	$11.1	$6.0

8.  FAIR VALUE MEASUREMENTS

FINANCIAL ASSETS (LIABILITIES) CARRIED AT FAIR VALUE
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Money market funds	$69.1	$69.1	$-	$-
Derivative assets	65.8	-	65.8	-
Derivative liabilities	(68.7)	-	(68.7)	-
Acquisition contingent earn-out payable	(55.8)	-	-	(55.8)

September 30, 2013
Money market funds	$168.0	$168.0	$-	$-
Investment securities	28.8	-	28.8	-
Derivative assets	74.6	-	74.6	-
Derivative liabilities	(72.2)	-	(72.2)	-
Acquisition contingent earn-out payable	(106.4)	-	-	(106.4)

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

Acquisition contingent earn-out payable relates to the estimated FV of consideration due for the business acquisitions of DoubleDown and Strategy9 (see Note 18) dependent on whether the business reaches certain performance targets. A DCF model is used to determine the FV with the expected payments and probability-weighted performance projections. Changes in projections and/or probabilities are the most significant assumptions and result in directionally similar changes in FV. Changes in the risk-adjusted discount rate cause a directionally opposite change in FV. Changes in FV are recorded to earnings within contingent acquisition-related costs and the payable is presented as a component of other liabilities, current and noncurrent depending on the expected payment timing.

To derive the estimated FV at June 30, 2014 for DoubleDown earn-out, we applied probability rates of 9% - 64% to various scenarios along with a discount rate of 18%. The 2014 accretion was primarily related to the time-value of money. The payable balance totaled $55.2 million current at June 30, 2014 versus $57.6 million current and $48.8 million noncurrent at September 30, 2013. To derive the estimated FV of $0.6 million noncurrent at June 30, 2014 for Strategy9 earn-out, we applied probability rates of 10% - 50% to future scenarios along with a discount rate of 10%.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Acquisition Contingent Consideration Payable for the Nine Months Ended June 30,	2014	2013
Beginning balance	$(106.4)	$(116.4)
Issuances	(0.6)	-
Accretion (fair value adjustment)	(8.8)	(28.0)
Payments	60.0	45.0
Ending balance	$(55.8)	$(99.4)

FINANCIAL ASSETS (LIABILITIES) NOT CARRIED AT FAIR VALUE

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
June 30, 2014
Jackpot investments	$302.4	$338.3	$338.3	$-	$-	$35.9
Contracts & notes receivable	330.9	325.4	-	-	325.4	(5.5)
Jackpot liabilities	(396.0)	(385.8)	-	-	(385.8)	10.2
Debt	(1,920.6)	(2,029.6)	(1,409.3)	(620.3)	-	(109.0)

September 30, 2013
Jackpot investments	$325.1	$366.3	$366.3	$-	$-	$41.2
Contracts & notes receivable	394.9	388.3	-	-	388.3	(6.6)
Jackpot liabilities	(425.0)	(425.2)	-	-	(425.2)	(0.2)
Debt	(2,121.9)	(2,346.6)	(2,346.6)	-	-	(224.7)

Valuation Techniques and Balance Sheet Presentation

Jackpot investments were valued based on quoted market prices.

Contracts and notes receivable were valued using DCF, incorporating expected payments and market interest rates relative to the credit risk of each customer (low 7.5%, medium 8.0%, high 9.5% - 11.00%). Credit risk is determined on a number of factors, including customer size, type, financial condition, historical collection experience, account aging, and credit ratings derived from credit reporting agencies and other industry trade reports. Contracts are secured by the underlying assets sold and notes are secured by the developed property and/or other assets. The high risk category includes most of our development financing loans in new markets and customers in regions with a history of currency or economic instability, such as Latin America. See Notes 3 and 4.

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (2.53%) for the estimated funding rate and the 10-year credit default swap rate (2.52%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.10%) with the 1-year credit default swap rate (.32%) for the current amounts and the 2-year treasury yield curve rate (.46%) with the 2-year credit default swap rate (.54%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) FV measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

Debt is predominantly level 1 and valued using quoted market prices or dealer quotes for the identical financial instrument when traded as an asset in an active market. Outstanding borrowings, if any, under our revolving credit facility are level 2 and FV is determined using DCF of expected payments at current borrowing rates. Carrying values in the table excluded swap adjustments and equity components of convertible debt.

9.  DERIVATIVE INSTRUMENTS

FOREIGN CURRENCY HEDGING

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $54.9 million at June 30, 2014 and $91.9 million at September 30, 2013.

PRESENTATION OF DERIVATIVE AMOUNTS

Except for counterpart netting of interest receivable and payable related to our interest rate swaps, all derivatives are recorded on a gross basis.

Balance Sheet Location and Fair Value	June 30, 2014		September 30, 2013
	Assets	Liabilities	Assets	Liabilities
Non-designated Hedges: Foreign Currency Contracts
Other assets and deferred costs (current)	$0.1	$-	$0.5	$-
Other accrued liabilities	-	1.6	-	1.1

Designated Hedges: Interest Rate Swaps
Other assets and deferred costs (noncurrent)	64.8	-	66.5	-
Long-term debt	-	67.1	-	71.1
Gross Derivatives	64.9	68.7	67.0	72.2

Counter-party Netting: Swaps Interest Receivable and Payable
Accounts receivable
Due from counter-party	2.0	-	15.6	-
Due to counter-party	(1.1)	-	(8.0)	-

Net Derivatives	$65.8	$68.7	$74.6	$72.2

Income Statement Location and Income (expense)
	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
Non-designated Hedges: Foreign Currency Contracts
Other income (expense)	$(0.6)	$2.5	$(0.8)	$2.6

Designated Hedges: Interest Rate Swaps
Effectiveness - Interest expense	$6.7	$7.6	$20.3	$19.2
Ineffectiveness - Other income (expense)	2.0	(2.6)	2.3	(3.1)

10.  CREDIT FACILITIES AND INDEBTEDNESS
	June 30, 2014	September 30, 2013
Credit facility	$625.0	$-
3.25% Convertible Notes (due May 2014)	-	850.0
7.5% Bonds (due June 2019)	500.0	500.0
5.5% Bonds (due June 2020)	300.0	300.0
5.35% Bonds (due October 2023)	500.0	500.0
Total principal debt obligations (at face)	1,925.0	2,150.0

Discounts:
3.25% Convertible Notes	-	(23.3)
7.5% Bonds	(1.6)	(1.8)
5.5% Bonds	(0.9)	(0.9)
5.35% Bonds	(1.9)	(2.1)

Swap FV adjustments:
7.5% Bonds	44.6	48.4
5.5% Bonds	22.5	22.6
Total outstanding debt recorded, net	$1,987.7	$2,192.9

IGT was compliant with all covenants and embedded features required no bifurcation at June 30, 2014.

Credit Facility

At June 30, 2014, $625.0 million was outstanding under our $1.0 billion revolving credit facility, $353.5 million was available, and $21.5 million was reserved for letters of credit, performance bonds, and bank guarantees.

3.25% Convertible Notes

At maturity on May 1, 2014, these notes were redeemed for cash at the face amount.

	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
Contractual interest expense	$2.5	$6.9	$16.4	$20.7
Discount amortization	3.6	9.3	23.4	27.3

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

Mark E Pollack Arbitration
In January 2013, IGT notified Mark E Pollack that it was terminating eight agreements between IGT and Mr. Pollack relating to services provided by Mr. Pollack (e.g., providing ideas for gaming machines and initiating and arranging meetings with various artists and intellectual property owners).  Mr. Pollack disagreed that IGT could terminate the agreements and the parties entered mediation pursuant to the dispute resolution provisions in the respective agreements.  On October 22, 2013, the parties filed arbitration demands submitting the dispute to arbitration before Judicial Arbitration Mediation Services (JAMS), captioned International Game Technology v. Pollack, Case No. 1260002648 and Pollack v. International Game Technology, Case No. 1260002648.  Mr. Pollack is requesting unspecified monetary damages and injunctive relief.  An arbitrator has been selected, and the arbitration hearing date is currently scheduled for November 3, 2014.

WMS Gaming, Inc.

2013 Northern District of Illinois
On July 2, 2013, IGT was sued by WMS Gaming, Inc. in US District Court for the Northern District of Illinois, captioned WMS Gaming, Inc. v. IGT, Case No. 1:13-cv-4788.  The suit relates to a contract between the parties.  WMS alleges that IGT breached the contract, anticipatorily repudiated the contract, breached the implied covenant of good faith and fair dealing, and violated the Nevada Unfair Trade Practices Act.  WMS sought a temporary restraining order, which was denied.  WMS is seeking, among other things, declaratory judgment, specific performance, injunctive relief, unspecified monetary damages, and attorneys' fees and costs.  IGT intends to vigorously defend against the claims asserted in this lawsuit.  On March 25, 2014 the Court stayed this action pending resolution of the related arbitration between IGT and WMS. On June 13, 2014, IGT, Scientific Games Corporation and WMS Gaming, Inc. entered into a Master Settlement Agreement and IGT and Scientific Games Corporation entered into a TITO Game Manufacturer License Agreement.  This action was dismissed with prejudice on June 23, 2014.

2013 Arbitration
Related to foregoing lawsuit, on September 10, 2013 IGT filed an arbitration with the American Arbitration Association (AAA) against WMS, captioned IGT v. WMS Gaming, Inc., No. 79 517 112 13.  IGT and WMS have a license agreement for TITO enabled gaming machines.  IGT alleges WMS failed to pay license fees owed on certain products covered by the agreement.  IGT is seeking a judgment that WMS must pay license fees on certain products and monetary damages of $50.0 million resulting from WMS's failure to pay license fees on those products.  On June 13, 2014, IGT, Scientific Games Corporation and WMS Gaming, Inc. entered into a Master Settlement Agreement and IGT and Scientific Games Corporation entered into a TITO Game Manufacturer License Agreement.  This action was dismissed with prejudice on July 14, 2014.

2013 District of Nevada
Related to the foregoing lawsuit and arbitration, on October 22, 2013, WMS filed suit in the US District Court for the District of Nevada, captioned WMS Gaming, Inc. v. IGT, Case No. 3:13-cv-00583.  WMS is seeking, among other things, a declaratory judgment that the arbitration provision of the license agreement is unenforceable, alleging that IGT is seeking to arbitrate non-arbitrable issues, and seeking a refund of royalties WMS has allegedly overpaid.  WMS has filed a motion for preliminary injunction, seeking to enjoin the arbitration.  WMS's motion for preliminary injunction was denied on March 21, 2014 and the case was stayed pending the related arbitration between IGT and WMS. On June 13, 2014, IGT, Scientific Games Corporation and WMS Gaming, Inc. entered into a Master Settlement Agreement and IGT and Scientific Games Corporation entered into a TITO Game Manufacturer License Agreement.  This action was dismissed with prejudice on June 19, 2014.

Global Draw Ltd
On September 17, 2013, Global Draw Limited (an English company) issued proceedings in London against IGT-UK Group Limited (a wholly owned subsidiary of IGT) and IGT, captioned 2013 High Court of Justice (Commercial Court) in London, England, Case No. 2013, Folio 1246. The claim arises out of a Sale and Purchase Agreement dated April 26, 2011 (SPA) pursuant to which Global Draw purchased from IGT-UK all of the shares in an English company called Barcrest Limited. Global Draw seeks to claim against IGT-UK under the terms of indemnities and warranties contained in the SPA, and against IGT under the terms of a guarantee given by IGT in respect of the liabilities of IGT-UK. On November 7, 2013 IGT-UK filed and served its defense and counterclaim in response to the claim and IGT has also entered its defense. The claims assert damages of £1.3 million and US $2.9 million excluding interest, plus other unquantified damages. On June 24, 2014 Global Draw updated the $2.9 million damage assertion to $5.2 million.  IGT intends to vigorously defend against the claims asserted in this lawsuit. Global Draw has filed a summary judgment application pertaining to the interpretation of certain terms of the SPA that governed the sale of Barcrest Limited.  A hearing on the summary judgment application was held on June 24-25, 2014.

Shareholder Class Actions Relating to the Pending Transaction with GTECH S.p.A.
Since the announcement of the Company's entry into a merger agreement with GTECH S.p.A. ("GTECH") (see Note 19), various putative shareholder class action complaints have been filed by purported shareholders of the Company.  As of August 1, 2014, the Company has received the following complaints, each filed in the Eighth Judicial District Court of the State of Nevada for Clark County:  Klein v. International Game Technology, et al., Case No. A-14-704058-B, filed July 18, 2014; Zak v. International Game Technology, et al., Case No. A-14-704095-C, filed July 21, 2014; Steinberg v. International Game Technology, et al., Case No. A-14-704098-C, filed July 21, 2014; Kanter v. Satre, et al., Case No. A-14-704101-C, filed July 21, 2014; Tong v. International Game Technology, et al., Case No. A-14-704140-B, filed July 21, 2014; MacDougall v. International Game Technology, et al., Case No. A-14-704147-C, filed July 22, 2014; Longo v. International Game Technology, et al., Case No. A-14-704277-B, filed July 23, 2014; Kitchen v. International Game Technology, et al., Case No. A-14-704286, filed July 23, 2014; Lerman v. International Game Technology, et al., Case No. A-14-704287-C, filed July 23, 2014; Gonzalez, et al. v. International Game Technology, et al., Case No. A-14-704288-C, filed July 23, 2014; Krol v. International Game Technology, et al., Case No. A-14-704330-C, filed July 24, 2014; Irving Firemen's Relief & Retirement Fund v. International Game Technology, et al., Case No. A-14-704334-B, filed July 24, 2014; Neumann v. International Game Technology, et al., Case No. A-14-704393-B, filed July 25, 2014; Taber v. International Game Technology, et al., Case No. A-14-704403-B, filed July 25, 2014; Iron Workers District Council of Tennessee Valley & Vicinity Welfare, Pension & Annuity Plans v. International Game Technology, et al., Case No. A-14-704409-C, filed July 25, 2014; Aberman v. International Game Technology, et al., Case No. A-14-704454-B, filed July 27, 2014; Epstein, et al. v. International Game Technology, et al., Case No. A-14-704509-B, filed July 28, 2014; and Lowinger v. International Game Technology, et al., Case No. A-14-704759-B, filed July 30, 2014.

The complaints purport to be brought on behalf of all similarly situated shareholders of the Company and generally allege that the members of the IGT board of directors breached their fiduciary duties to IGT shareholders by approving the proposed merger transaction for inadequate consideration, entering into a merger agreement containing preclusive deal protection devices and failing to take steps to maximize the value to be paid to IGT shareholders.  The complaints also allege claims against IGT and GTECH, and, in some cases, certain of GTECH's subsidiaries, for aiding and abetting these alleged breaches of fiduciary duties.  The complaints seek preliminary and permanent injunctions against the completion of the transaction, or, alternatively, damages in favor of the plaintiffs and the class in the event that the transaction is completed.  Certain of the complaints also seek, in the event that the transaction is completed, rescission of the transaction or rescissory damages in favor of the plaintiffs and the class.  IGT intends to vigorously defend against the claims asserted in these lawsuits.

OTHER ARRANGEMENTS WITH OFF-BALANCE SHEET RISKS

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds
Performance bonds outstanding related to certain gaming operations equipment totaled $13.0 million at June 30, 2014. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit
Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.3 million at June 30, 2014.

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

Nine Months Ended June 30,	2014	2013
Beginning balance	$4.4	$4.2
Reduction for payments made	(2.7)	(5.3)
Accrual for new warranties issued	3.3	7.0
Adjustments for pre-existing warranties	(1.8)	(1.9)
Ending balance	$3.2	$4.0

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

Our effective tax rate for the nine months ended June 30, 2014 decreased to 16.5% from 30.9% for the same prior year period. The current year effective tax rate was positively impacted by the settlement of US federal income tax audits for 1999 and 2006 through 2009, as well as the expiration of the statute of  limitations for 2010, partially offset by the adverse impact of nondeductible foreign currency losses related to the Argentine peso devaluation in January 2014.  Our 2013 effective tax rate was favorably impacted by an increase in our manufacturing deduction and certain favorable discrete tax items of $5.9 million, including the expiration of the statute of limitations in certain foreign jurisdictions and a retroactive reinstatement of the R&D tax credit.

At June 30, 2014, our gross UTBs totaled $54.7 million, excluding related accrued interest and penalties of $10.1 million. At June 30, 2014, $42.4 million of our UTBs, including related accrued interest, penalties, and indirect effects in other jurisdictions, would affect our effective tax rate if recognized. During the nine months ended June 30, 2014, our UTBs decreased $54.5 million and related interest and penalties decreased $13.3 million. We do not believe our total UTBs will change significantly during the next twelve months.

As a result of the IRS period of assessment for 2010 passing in June 2014, we reduced our tax provision by $9.4 million and UTBs by $11.0 million, inclusive of related interest, penalties, and indirect effects in other jurisdictions. In December 2013, we settled audits with the US tax authorities related to our 1999 and 2006 through 2009 tax years, resulting in reductions to our provision of $29.6 million and UTBs of $33.1 million, inclusive of related interest, penalties, and indirect effects in other jurisdictions.

We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.  EMPLOYEE BENEFIT PLANS

SIP Share-based Compensation As Of And For The Nine Months Ended June 30, 2014
		Weighted Average
OPTIONS	Shares	Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal year	9.1	$18.57
Granted	-	-
Exercised	(0.4)	12.99
Forfeited	(0.2)	16.11
Expired	(0.4)	25.61
Outstanding at end of period	8.1	$18.53	4.2	$8.1

Vested and expected to vest	8.1	$18.54	4.2	$8.1
Exercisable at end of period	7.3	$18.80	4.0	$7.7

		Weighted Average
RESTRICTED SHARE UNITS	Shares	Grant Date Fair Value Per Share	Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal year	6.3	$14.55
Granted	3.6	16.17
Vested	(2.6)	14.41
Forfeited	(0.9)	15.29
Outstanding at end of period	6.4	$15.40	1.6	$103.1

Expected to vest	5.0	$15.28	1.6	$79.9

OTHER INFORMATION

Shares available for future grant (see Note 19)	19.9
Unrecognized costs for outstanding awards	$72.1
Weighted average future recognition period (in years)	1.9

14.  EARNINGS PER SHARE
	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
Net income available to common shares	$72.1	$65.7	$177.1	$209.2

Basic weighted average shares outstanding	247.0	260.6	249.1	263.4
Dilutive effect of non-participating share-based awards	0.9	2.6	1.7	2.2
Diluted weighted average common shares outstanding	247.9	263.2	250.8	265.6

Basic EPS	$0.29	$0.25	$0.71	$0.79
Diluted EPS	$0.29	$0.25	$0.71	$0.79

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	9.8	6.0	6.7	8.6
3.25 % Convertible Notes	-	42.6	-	42.6
Hedges	-	(42.6)	-	(42.6)
Warrants	42.6	42.6	42.6	42.6

Total shares repurchased, including net shares: (1)	-	0.4	12.3	7.5
Average price per share	$-	$17.04	$17.25	$15.68
Aggregate payments	$0.1	$5.9	$211.4	$81.0
Remaining authorization at June 30, 2014 (see Note 19)	$209.7
(1) Net shares tendered by employees at vesting for tax withholding obligations (in thousands)	7.5	3.8	635.2	254.3

Accelerated Share Repurchase
In January 2014, we received the final delivery of 3.4 million shares of IGT common stock under a $200.0 million accelerated share repurchase transaction executed in November 2013. We received 11.6 million total shares based on the VWAP over the transaction period for an average discounted price of $17.22 per share.

15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation	Unrealized Gain (Loss) - Treasury Locks	TOTAL	Foreign Currency Translation	Unrealized Gain (Loss) - Treasury Locks	TOTAL

Periods Ended June 30, 2014	Third Quarter			Nine Months
Beginning balance	$(1.4)	$7.6	$6.2	$0.2	$8.0	$8.2

Activity before reclassifications:
Amount before tax	(1.5)	-	(1.5)	(3.1)	-	(3.1)
Income tax	-	-	-	-	-	-
Amount net of tax	(1.5)	-	(1.5)	(3.1)	-	(3.1)

Reclassifications to earnings:
Amount before tax *	-	(0.3)	(0.3)	-	(0.9)	(0.9)
Income tax effect	-	0.1	0.1	-	0.3	0.3
Amount net of tax	-	(0.2)	(0.2)	-	(0.6)	(0.6)

Net other comprehensive income	(1.5)	(0.2)	(1.7)	(3.1)	(0.6)	(3.7)

Ending balance	$(2.9)	$7.4	$4.5	$(2.9)	$7.4	$4.5

Periods Ended June 30, 2013	Third Quarter			Nine Months
Beginning balance	$(0.6)	$-	$(0.6)	$4.5	$-	$4.5

Activity before reclassifications:
Amount before tax	(10.1)	6.9	(3.2)	(15.2)	6.9	(8.3)
Income tax	-	(2.5)	(2.5)	-	(2.5)	(2.5)
Amount net of tax	(10.1)	4.4	(5.7)	(15.2)	4.4	(10.8)

Reclassifications to earnings:
Amount before tax *	-	-	-	-	-	-
Income tax effect	-	-	-	-	-	-
Amount net of tax	-	-	-	-	-	-

Net other comprehensive income	(10.1)	4.4	(5.7)	(15.2)	4.4	(10.8)

Ending balance	$(10.7)	$4.4	$(6.3)	$(10.7)	$4.4	$(6.3)

*Income statement location of earnings reclassifications		Interest expense			Interest expense

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

Business Segments Financial Information
	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
NORTH AMERICA
Revenues	$374.7	$461.0	$1,216.4	$1,346.0
Gaming operations	189.9	214.1	581.7	643.0
Product sales	111.1	184.7	425.0	544.2
Interactive	73.7	62.2	209.7	158.8
Gross profit	230.1	270.5	715.4	787.3
Gaming operations	115.4	128.8	346.0	391.7
Product sales	68.5	102.8	238.9	297.8
Interactive	46.2	38.9	130.5	97.8
Operating income	113.3	131.4	312.0	368.0

INTERNATIONAL
Revenues	$92.9	$118.0	$305.2	$363.2
Gaming operations	27.7	33.2	89.3	101.3
Product sales	55.8	74.5	188.1	228.7
Interactive	9.4	10.3	27.8	33.2
Gross profit	54.8	66.7	172.0	200.4
Gaming operations	19.7	22.9	65.7	69.9
Product sales	29.0	37.1	89.4	111.4
Interactive	6.1	6.7	16.9	19.1
Operating income	19.0	23.4	48.2	83.6

CORPORATE (unallocated)
Operating expenses	$(22.7)	$(31.8)	$(74.8)	$(80.9)

CONSOLIDATED
Revenues	$467.6	$579.0	$1,521.6	$1,709.2
Gaming operations	217.6	247.3	671.0	744.3
Product sales	166.9	259.2	613.1	772.9
Interactive	83.1	72.5	237.5	192.0
Gross profit	284.9	337.2	887.4	987.7
Gaming operations	135.1	151.7	411.7	461.6
Product sales	97.5	139.9	328.3	409.2
Interactive	52.3	45.6	147.4	116.9
Operating income	109.6	123.0	285.4	370.7

17. IMPAIRMENT AND RESTRUCTURING

	Third Quarters		Nine Months
Periods Ended June 30,	2014	2013	2014	2013
Impairment - Alabama	$-	$-	$1.3	$1.6
Business realignment	-	-	16.5	-
Impairment - UK building held for sale	-	1.5	-	1.5
Total	$-	$1.5	$17.8	$3.1

Impairment - Alabama

IGT machines ceased to be operated at the VictoryLand, Country Crossing and Greentrack facilities in 2010, as a result of challenges related to the legality of electronic charitable bingo in Alabama.  Impairment has been recognized each year since, as the prospects of collecting our Alabama development financing declined with deteriorating market conditions and the decreasing value of associated property collateral.  Fair value of the collateral was determined using expected cash flows discounted at risk-based market rates. The net carrying amount of the remaining Alabama note receivable increased to $18.7 million during the quarter ended June 30, 2014 related to the payment of the collateral's property taxes.

Business Realignment

To address the recent challenges facing the gaming industry, in March 2014 cost-saving measures were completed under a plan to realign our operating structure. Under this business realignment, we reduced our global workforce by 7% and recorded charges of $16.5 million, including $7.7 million for the impairment of abandoned software. No further charges related to this business realignment are expected.

Restructuring Charges And Liability Through June 30, 2014
	North America	International	Consolidated
Severance (cash)	$6.0	$2.8	$8.8
Impairment (non-cash)	7.0	0.7	7.7
Total restructuring charges	$13.0	$3.5	$16.5

Severance accrued			$8.8
Payments			(8.5)
Remaining restructuring liability (expected to be paid within three months)			$0.3

18. BUSINESS ACQUISITIONS

In May 2014, IGT purchased the net assets related to the Strategy9 slot tournament manager, previously distributed by IGT under a royalty arrangement, for initial cash of $1.5 million plus contingent consideration up to $2.8 million. Consideration at acquisition of $2.4 million, which included an estimated FV for contingencies of $0.9 million, was allocated to $1.9 million of developed technology and $0.5 million of deductible goodwill related to non-separable intangibles. Strategy9 is reflected in our North America business segment and the pro forma impact of the business acquisition is not material to our consolidated results.

19. SUBSEQUENT EVENT

PROPOSED MERGER

On July 15, 2014, we entered into a definitive merger agreement with GTECH S.p.A. for the acquisition of IGT by GTECH for $6.4 billion, comprised of $4.7 billion in cash and stock and the assumption of $1.7 billion in net debt. Under the terms of the merger agreement, IGT and GTECH will combine under a newly formed holding company (NewCo) domiciled in the UK that will apply for listing solely on the NYSE. At the closing of the transaction, IGT shares will cease trading on the NYSE and GTECH shares will cease trading on the Borsa Italiana (MSE). IGT will survive as a wholly owned subsidiary of NewCo, which is expected to continue under the name GTECH plc. In addition to the corporate headquarters in the UK, NewCo will maintain operating headquarters in Las Vegas, NV, Providence, RI and Rome, Italy.

At the effective time of the merger, each share of IGT common stock will be converted into the right to receive a combination of $13.69 in cash, plus a number of ordinary shares of NewCo equal to $4.56 divided by a calculation of the dollar value of GTECH shares prior to the transaction closing, subject to adjustments and limitations set forth in the merger agreement. IGT shareholders can also elect to receive all stock or all cash consideration, subject to proration in accordance with the terms of the merger agreement.

The merger agreement contains certain customary covenants regarding the operation of IGT's business during the period prior to the transaction closing, including, among others, limitations on IGT's ability to: (i) issue or grant shares of capital stock or other equity interests in IGT; (ii) acquire shares of capital stock or other equity interests in IGT; and (iii) incur new indebtedness or issue debt securities, in each case subject to certain exceptions. Consummation of the merger is expected in the first half of calendar 2015, subject to certain closing conditions, including, among others: (i) IGT and GTECH shareholder approvals; (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust approvals; (iii) certain gaming regulatory approvals; and (iv) effectiveness of the registration statement and NYSE listing approval for the NewCo shares. The merger agreement also contains certain termination rights for IGT and GTECH, such that under certain circumstances, IGT may be required to pay a termination fee of $135.3 million or reimburse certain regulatory expenses incurred by GTECH, and GTECH may be required to pay a termination fee of up to $270.6 million.

For additional details about the terms and conditions of the merger agreement and related matters, refer to the Agreement and Plan of Merger, Support Agreement, and Voting Agreement, all dated July 15, 2014 and filed as Exhibit 2.1, 10.1, and 10.2, respectively, to our Current Report on Form 8-K filed with the SEC on July 18, 2014. Additional information regarding the proposed merger transaction will be contained in a definitive proxy statement/prospectus to be filed by NewCo with the SEC. During the nine months ended June 30, 2014, we recorded $1.3 million of professional fees within SG&A related to the merger agreement.

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

●	references to years relate to our fiscal years ending September 30
●	current refers to our fiscal third quarter and nine months ended June 30, 2014
●	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report
●	references to EPS are on a diluted basis
●	table amounts are presented in millions, except units and EPS
●	discussion and analysis relates to results for the current fiscal periods as compared with the prior year fiscal periods

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

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:
●	statements as to the expected timing, completion and effects of the proposed merger transaction with GTECH
●	our ability to successfully introduce new products and their impact on replacement demand
●	the timing, features, benefits, and continued or future success of new product introductions and ongoing product, marketing, and strategic initiatives
●	our future financial and operational performance
●	our strategic and operational plans, including our ability to manage and leverage cost reduction initiatives
●	our leadership position in the gaming industry or in online casino-style social gaming
●	the advantages offered to customers by our anticipated products and product features
●	economic conditions and other factors affecting the gaming industry
●	gaming growth, expansion, and new market opportunities
●	future trends in the demand for our products
●	developments with respect to economic, political, regulatory and other conditions affecting our international operations
●	mergers, acquisitions and divestitures, including the anticipated benefits of completed acquisitions and possible acquisitions of, or investments in, businesses, products, and technologies
●	research and development activities, including anticipated benefits from such activities
●	fluctuations in future gross margins, tax rates, and liabilities
●	future product sales or machine placements
●	legislative, legal or regulatory developments and related market opportunities
●	available capital resources to fund future operating requirements, capital expenditures, payment obligations, acquisitions, dividends, and share repurchases
●	losses from off-balance sheet arrangements
●	financial returns to shareholders related to management of our costs
●	the impact of recently adopted accounting pronouncements
●	the outcome and expense of litigation

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition, results of operations and business, as well as any forward looking statements, are subject to change and to inherent known and unknown risks, uncertainties and other factors. These factors include, but are not limited to, risks and uncertainties detailed in our periodic public filings with the SEC, including those discussed under the sections entitled "Risk Factors" in this report, our Annual Report on Form 10-K for the fiscal year ended September 28, 2013 and our Quarterly Report on Form 10-Q for the period ended March 29, 2014, and those contained or incorporated by reference into such documents and in our subsequent filings with the SEC.

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

BUSINESS TRENDS

Lower gross gaming revenue in many US regional markets during the first nine months of 2014 has adversely impacted our financial results. These declines have negatively affected our gaming operations yields and are inhibiting casino operators' willingness to purchase gaming machines. Furthermore, the absence of a replacement opportunity in size similar to the replacement units sold under Canadian government lottery contracts in 2013 is resulting in lower machine sales for 2014. Finally, an increasing number of gaming machine competitors in the market place, combined with limited casino operator capital, continues to negatively impact our results.

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

PROPOSED MERGER

On July 15, 2014, we entered into a definitive merger agreement with GTECH S.p.A. for the acquisition of IGT by GTECH for $6.4 billion, comprised of $4.7 billion in cash and stock and the assumption of $1.7 billion in net debt. Under the terms of the merger agreement, IGT and GTECH will combine under a newly formed holding company (NewCo) domiciled in the UK that will apply for listing solely on the NYSE. At the closing of the transaction, IGT shares will cease trading on the NYSE and GTECH shares will cease trading on the Borsa Italiana (MSE). IGT will survive as a wholly owned subsidiary of NewCo, which is expected to continue under the name GTECH plc. In addition to the corporate headquarters in the UK, NewCo will maintain operating headquarters in Las Vegas, NV, Providence, RI and Rome, Italy.

At the effective time of the merger, each share of IGT common stock will be converted into the right to receive a combination of $13.69 in cash, plus a number of ordinary shares of NewCo equal to $4.56 divided by a calculation of the dollar value of GTECH shares prior to the transaction closing, subject to adjustments and limitations set forth in the merger agreement. IGT shareholders can also elect to receive all stock or all cash consideration, subject to proration in accordance with the terms of the merger agreement.

The merger agreement contains certain customary covenants regarding the operation of IGT's business during the period prior to the transaction closing, including, among others, limitations on IGT's ability to: (i) issue or grant shares of capital stock or other equity interest in IGT; (ii) acquire shares of capital stock or other equity interests in IGT; and (iii) incur new indebtedness or issue debt securities, in each case subject to certain exceptions. Consummation of the merger is expected in the first half of calendar 2015, subject to certain closing conditions, including, among others: (i) IGT and GTECH shareholder approvals; (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust approvals; (iii) certain gaming regulatory approvals; and (iv) effectiveness of the registration statement and NYSE listing approval for the NewCo shares. The merger agreement also contains certain termination rights for IGT and GTECH, such that under certain circumstances, IGT may be required to pay a termination fee of $135.3 million or reimburse certain regulatory expenses incurred by GTECH, and GTECH may be required to pay a termination fee of up to $270.6 million.

For additional details about the terms and conditions of the merger agreement and related matters, refer to the Agreement and Plan of Merger, Support Agreement, and Voting Agreement, all dated July 15, 2014 and filed as Exhibit 2.1, 10.1, and 10.2, respectively, to our Current Report on Form 8-K filed with the SEC on July 18, 2014. Additional information regarding the proposed merger transaction will be contained in a definitive proxy statement/prospectus to be filed by NewCo with the SEC. During the nine months ended June 30, 2014, we recorded $1.3 million of professional fees within SG&A related to the merger agreement.

SUMMARY OF CONSOLIDATED RESULTS
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$467.6	$579.0	$(111.4)	-19%	$1,521.6	$1,709.2	$(187.6)	-11%
Operating income	109.6	123.0	(13.4)	-11%	285.4	370.7	(85.3)	-23%
Net Income	72.1	65.7	6.4	10%	177.1	209.2	(32.1)	-15%
EPS	$0.29	$0.25	$0.04	16%	$0.71	$0.79	$(0.08)	-10%

Quarters ended June 30, 2014 and 2013 compared
Revenue decline for our third quarter ended June 30, 2014 was due to a decrease of $86.3 million or 19% in North America and $25.1 million or 21% in International. Product sales decreased $92.3 million or 36% due to lower machine unit volume and gaming operations decreased $29.7 million or 12% due to declines in yield and installed base. These decreases were partially offset by an increase of $10.6 million or 15% in interactive revenues due to growing contributions from social gaming.

Operating income decreased due to lower revenues. Net income and EPS increased primarily due to favorable net other income(expense) and a reduction of $9.4 million in our income tax provision related to a discrete tax item. EPS benefitted from fewer shares outstanding due to share repurchases.

Nine Months ended June 30, 2014 and 2013 compared
Revenue decline for the nine months ended June 30, 2014 was due to a decrease of $129.6 million or 10% in North America and $58.0 million or 16% in International. Product sales decreased $159.8 million or 21% due to lower machine unit volume and gaming operations decreased $73.3 million or 10% due to declines in yield and installed base. These decreases were partially offset by an increase of $45.5 million or 24% in interactive revenues due to growing contributions from social gaming.

Operating income, net income, and EPS decreased primarily due to lower revenues. The decrease to net income and EPS was partially offset by a lower effective tax rate of 16.5% versus 30.9% in the prior year period, primarily due to a reduction of $39.0 million in our income tax provision related to discrete tax items. As in the quarter, EPS benefitted from fewer shares outstanding due to share repurchases.

To address the challenges facing the gaming industry and their impact on IGT, we implemented a plan to realign our operating structure during our 2014 second quarter. Under this business realignment, we reduced our global workforce by 7% and expect to realize cost savings of $30.0 million in the 2014 second half and an estimated $50.0 million on an annualized basis going forward. During our 2014 second quarter, we incurred charges of $16.5 million related to the business realignment, including $7.7 million for the impairment of abandoned software.

CONSOLIDATED RESULTS - A YEAR OVER YEAR COMPARATIVE ANALYSIS

GAMING OPERATIONS
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$217.6	$247.3	$(29.7)	-12%	$671.0	$744.3	$(73.3)	-10%
Gross margin	62%	61%	1	pp	61%	62%	(1)	pp
Installed base units ('000)	50.5	56.7	(6.2)	-11%	50.5	56.7	(6.2)	-11%
MegaJackpots® (premium brand)	23.3	25.8	(2.5)	-10%	23.3	25.8	(2.5)	-10%
Lease (CDS, Racino, other)	27.2	30.9	(3.7)	-12%	27.2	30.9	(3.7)	-12%
Yield ($0.00)	$46.02	$47.96	$(1.94)	-4%	$46.75	$47.91	$(1.16)	-2%

Quarters ended June 30, 2014 and 2013 compared
Lower gaming operations revenue was driven by installed base declines, along with lower yields. Gross margin improved slightly due to favorable shift in product mix to higher-margin lease units and lower depreciation expense. The decline in yield was driven by reduced play levels and most significant in MegaJackpots®.

Nine months ended June 30, 2014 and 2013 compared
Gaming operations decreases in revenue and yield were driven by the same factors as the quarter. Gross margin decline was primarily due to lower yield.

PRODUCT SALES
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$166.9	$259.2	$(92.3)	-36%	$613.1	$772.9	$(159.8)	-21%
Machines	87.2	177.9	(90.7)	-51%	370.1	537.8	(167.7)	-31%
Non-machine (1)	79.7	81.3	(1.6)	-2%	243.0	235.1	7.9	3%
Gross margin	58%	54%	4	pp	54%	53%	1	pp
Machine units recognized ('000)(2)	7.3	13.4	(6.1)	-46%	28.0	38.4	(10.4)	-27%
Machine ASP ('000)	$11.9	$13.3	$(1.4)	-11%	$13.2	$14.0	$(0.8)	-6%

Machine units shipped ('000)(3)	7.1	13.6	(6.5)	-48%	27.7	37.2	(9.5)	-26%
New/expansion	1.7	3.4	(1.7)	-50%	8.7	9.6	(0.9)	-9%
Replacement	5.4	10.2	(4.8)	-47%	19.0	27.6	(8.6)	-31%
(1)systems, licensing and parts/other; (2)correlates with revenues recognized; (3)includes deferred revenue units

Quarters ended June 30, 2014 and 2013 compared
Product sales revenue decreased on lower machine unit volume. The decrease was most significant in North America replacement units, largely due to 3,300 VLT replacement units in the prior year quarter under large government contracts in Canada, as well as lower machine demand overall. Additionally, the prior year quarter included 1,300 new Illinois units versus 400 in the current quarter. Lower non-machine revenues was primarily due to a decrease of $7.1 million in parts, partially offset by an increase of $5.4 million in IP license fees. ASP decreased primarily due to a higher volume of lower-priced lease unit conversions. Improvement in gross margin was primarily attributable to a favorable mix of higher-margin non-machine revenue.

Nine months ended June 30, 2014 and 2013 compared
Similar to the quarter, product sales revenue decreased on lower machine units. The decrease was most significant in North America replacement units, as the prior year period included 8,400 VLT replacement units under large government contracts in Canada. Non-machine revenues increased primarily due to an increase of $7.2 million in systems. ASP declined primarily due to a greater mix of lower-priced units with volume discounts and lease conversion units. Gross margin improvement was due to favorable product mix.

INTERACTIVE
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$83.1	$72.5	$10.6	15%	$237.5	$192.0	$45.5	24%
Social gaming	71.8	61.4	10.4	17%	205.4	157.1	48.3	31%
IGTi	11.3	11.1	0.2	2%	32.1	34.9	(2.8)	-8%
Gross margin	63%	63%	-	pp	62%	61%	1	pp
DoubleDown average user metrics(1)
DAU ('000)	1,833	1,690	143	8%	1,774	1,613	161	10%
MAU ('000)	5,975	6,658	(683)	-10%	6,130	5,950	180	3%
Bookings per DAU ($0.00)	$0.43	$0.40	$0.03	7%	$0.42	$0.36	$0.06	17%
(1)as a single application with multiple games, active users equal unique users

Quarters ended June 30, 2014 and 2013 compared
Interactive revenue increased due to growth in our DoubleDown Casino®. Social gaming revenue continued to build with increases in both DAU and bookings per DAU. Mobile applications comprised 34% of social bookings compared to 25% in the prior year quarter. These increases were driven primarily by the ongoing roll-out of IGT content to the DoubleDown Casino® and effective player marketing strategies. IGTi revenues improved primarily due to an increase in IGT rgs™ customers partially offset by discontinued lower-performing product offerings. Mobile generated 35% of IGTi online casino revenues compared to 22% in the prior year quarter.

Nine months ended June 30, 2014 and 2013 compared
Interactive revenue growth was due to the same factors as the quarter. Mobile applications comprised 31% of social bookings compared to 20% in the prior year period. IGTi mobile generated 32% of online casino revenues compared to 21% in the prior year period. Interactive gross margin improvement was primarily due to a higher contribution from social gaming.

OPERATING EXPENSES
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Selling, general and administrative	$103.3	$114.4	$11.1	10%	$345.2	$325.0	$(20.2)	-6%
Research and development	53.4	59.8	6.4	11%	172.1	172.3	0.2	0%
Depreciation and amortization	16.4	19.3	2.9	15%	49.7	58.0	8.3	14%
Subtotal	173.1	193.5	20.4	11%	567.0	555.3	(11.7)	-2%
Percent of revenue	37%	33%			37%	32%

Contingent acquisition-related costs	2.2	19.2	17.0	89%	17.2	58.6	41.4	71%
Impairment and restructuring	-	1.5	1.5	*	17.8	3.1	(14.7)	*
Total operating expenses	$175.3	$214.2	$38.9	18%	$602.0	$617.0	$15.0	2%

Quarters ended June 30, 2014 and 2013 compared
The decrease in total operating expenses was primarily attributable to lower contingent acquisition-related costs (detailed in the table below) and cost savings resulting from the business realignment plan implemented in March 2014. Additionally, favorable legal settlements and gains from the sale of business assets collectively totaled $5.1 million during the 2014 third quarter. The prior year quarter also included $3.7 million of proxy contest fees.

These decreases were offset by an increase in bad debt provisions of $8.0 million primarily related to specific customer receivables, as the prior year quarter included significant recoveries.  Additionally, advertising costs increased $3.8 million correlated with social gaming revenue growth.

Acquisition-related charges (mostly DoubleDown)	2014	2013	Third Quarter Change
Earn-out (See Note 8 about valuation factors)	$2.2	$11.8	$9.6	81%
Retention	-	7.4	7.4	100%
Total contingent costs	2.2	19.2	17.0	89%
Amortization of acquired intangibles	3.4	4.4	1.0	23%
Total acquisition-related charges	$5.6	$23.6	$18.0	76%

Nine months ended June 30, 2014 and 2013 compared
The decrease in total operating expenses was primarily attributable to the lower acquisition-related charges (detailed in the table below), partially offset by an increase in SG&A and impairment and restructuring expenses.

Acquisition-related charges (mostly DoubleDown)	2014	2013	Nine Months Change
Earn-out (See Note 8 about valuation factors)	$8.8	$28.0	$19.2	69%
Retention	8.4	30.6	22.2	73%
Total contingent costs	17.2	58.6	41.4	71%
Amortization of acquired intangibles	10.2	13.3	3.1	23%
Total acquisition-related charges	$27.4	$71.9	$44.5	62%

Increases in SG&A expenses included $13.5 million for player marketing correlated with revenue growth, $6.2 million for professional fees largely due to increased commercial litigation, and accrued contingent litigation charges, partially offset by cost savings resulting from the March 2014 business realignment.  Depreciation and amortization declined due to lower patent amortization.

Under the implementation of the business realignment plan in March 2014, we incurred charges of $16.5 million, which included $8.8 million of cash charges related to a 7% workforce reduction and $7.7 million of noncash impairment related to abandoned software.

OTHER INCOME (EXPENSE)
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Interest Income	$10.4	$11.5	$(1.1)	-10%	$31.2	$34.0	$(2.8)	-8%
WAP investments(1)	3.8	4.3	(0.5)	-12%	12.0	13.5	(1.5)	-11%
Receivables and investments	6.6	7.2	(0.6)	-8%	19.2	20.5	(1.3)	-6%

Interest Expense	(26.6)	(30.5)	3.9	13%	(99.9)	(92.4)	(7.5)	-8%
WAP jackpot liabilities(1)	(3.8)	(4.3)	0.5	12%	(11.9)	(13.5)	1.6	12%
Borrowings	(19.3)	(17.2)	(2.1)	-12%	(65.3)	(52.4)	(12.9)	-25%
Convertible debt equity discount	(3.5)	(9.0)	5.5	61%	(22.7)	(26.5)	3.8	14%

Other, including gain (loss)	0.7	(6.7)	7.4	*	(4.6)	(9.6)	5.0	*

Total other income (expense), net	$(15.5)	$(25.7)	$10.2	40%	$(73.3)	$(68.0)	$(5.3)	-8%
(1)WAP interest income and expense relates to previous jackpot winner liabilities and accretes at approximately the same rate.
WAP interest income also includes earnings on restricted cash and investments held for future winner payments.

Quarters ended June 30, 2014 and 2013 compared
The favorable change in total other income (expense) was primarily due to lower interest expense mostly related to the maturity of our 3.25% Convertible Notes in May 2014 and favorable gain/loss including $4.6 million related to FV changes on interest rate swaps and $2.5 million related to foreign currency exchange.

Nine months ended June 30, 2014 and 2013 compared
The unfavorable change in total other income (expense) was primarily due to increased interest expense related to additional bonds issued in September 2013 and lower interest income, partially offset by favorable gain/loss mostly related to FV changes on interest rate swaps.

INCOME TAX PROVISION (See Note 12)
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Income tax provision (benefit)	$22.0	$31.6	$9.6	30%	$35.0	$93.5	$58.5	63%
Effective tax rate	23.4%	32.5%	9.1	pp	16.5%	30.9%	14.4	pp

Our estimated annual effective income tax rate for 2014 was favorably impacted by the settlement of US federal audits in December 2013, as well as the expiration of the statute of limitations for 2010 in June 2014 that reduced our tax provision by $29.6 million and $9.4 million, respectively. These tax benefits were partially offset by the adverse impact of nondeductible foreign currency losses related to the Argentine peso devaluation in January 2014.

Our estimated annual effective tax rate for 2013 was favorably impacted by an increase in our manufacturing deduction and certain favorable discrete tax items of $5.9 million, including the expiration of the statute of limitations in certain foreign jurisdictions and a retroactive reinstatement of the R&D tax credit.

In general, differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits.

BUSINESS SEGMENT RESULTS—North America (See Note 16)

	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Total Revenues	$374.7	$461.0	$(86.3)	-19%	$1,216.4	$1,346.0	$(129.6)	-10%
Gross Margin	61%	59%	2	pp	59%	58%	1	pp
Operating Income	$113.3	$131.4	$(18.1)	-14%	$312.0	$368.0	$(56.0)	-15%
Margin	30%	29%	1	pp	26%	27%	(1)	pp

Quarters ended June 30, 2014 and 2013 compared
North America revenues declined driven by decreases of $73.6 million in product sales and $24.2 million in gaming operations, partially offset by an increase of $11.5 million in interactive. Total gross margin improved due to higher margins in product sales and gaming operations. Operating income declined due to lower revenues, while operating margin improved with lower expenses.

Nine months ended June 30, 2014 and 2013 compared
North America revenues declined driven by decreases of $119.2 million in product sales and $61.3 million in gaming operations, partially offset by an increase of $50.9 million in interactive. Total gross margin improved as higher margin in product sales was offset by lower gaming operations margin. Operating income and margin declined due to lower revenues.

GAMING OPERATIONS—North America
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$189.9	$214.1	$(24.2)	-11%	$581.7	$643.0	$(61.3)	-10%
Gross margin	61%	60%	1	pp	59%	61%	(2)	pp
Installed base units ('000)	39.3	42.5	(3.2)	-8%	39.3	42.5	(3.2)	-8%
MegaJackpots® (premium brand)	20.0	22.5	(2.5)	-11%	20.0	22.5	(2.5)	-11%
Lease (CDS, racino, other)	19.3	20.0	(0.7)	-3%	19.3	20.0	(0.7)	-3%
Yield ($0.00)	$52.41	$55.34	$(2.93)	-5%	$52.81	$54.85	$(2.04)	-4%

Quarters ended June 30, 2014 and 2013 compared
North America gaming operations revenues decreased primarily due to installed base decline and lower yields, which was most significant in MegaJackpots®. Gross margin improvement was primarily due to favorable mix shift and lower depreciation expense. Yield decline was primarily due to lower play levels.

Nine months ended June 30, 2014 and 2013 compared
Gaming operations decreases in revenue and yield were driven by the same factors as the quarter comparison. Gross margin decline was primarily due to lower yields, attributable to lower play levels.

PRODUCT SALES—North America
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$111.1	$184.7	$(73.6)	-40%	$425.0	$544.2	$(119.2)	-22%
Machines	51.6	123.5	(71.9)	-58%	248.8	374.1	(125.3)	-33%
Non-machine	59.5	61.2	(1.7)	-3%	176.2	170.1	6.1	4%
Gross margin	62%	56%	6	pp	56%	55%	1	pp
Machine units recognized ('000)	4.0	10.0	(6.0)	-60%	19.3	28.3	(9.0)	-32%
Machine ASP ('000)	$12.9	$12.4	$0.5	4%	$12.9	$13.2	$(0.3)	-2%

Machine units shipped ('000)	4.0	10.3	(6.3)	-61%	19.3	28.3	(9.0)	-32%
New/expansion	1.4	2.5	(1.1)	-44%	7.2	6.9	0.3	4%
Replacement	2.6	7.8	(5.2)	-67%	12.1	21.4	(9.3)	-43%

Quarters ended June 30, 2014 and 2013 compared
North America product sales revenue decline was driven primarily by lower machine unit demand. The decrease was most significant in replacement units, as the prior year quarter included 3,300 VLT units under large government contracts in Canada. Additionally, new machines in the prior year quarter included 1,300 Illinois units versus 400 in the current quarter. Non-machine revenues decreased due to a decline in parts/other and systems sales, partially offset by an increase in IP license fees. ASP increased primarily due to a greater mix of higher-priced units, when compared to the large prior year replacement contracts in Canada of lower-priced VLT units. Gross margin improvement was primarily attributed to favorable product mix and increased high-margin license fees.

Nine months ended June 30, 2014 and 2013 compared
North America product sales revenue decline was driven primarily by lower replacement machine units recognized. The decrease in replacement units was primarily due to 8,400 VLT replacement units in the prior year period under large government contracts in Canada, partially offset by an increase of 2,200 poker replacement units in the current nine months under a multi-property corporate contract. Non-machine revenues increased primarily due to an increase of $4.2 million in systems. ASP declined, primarily due to a greater mix of lower-priced units with volume discounts. Gross margin improved primarily due to favorable product mix.

INTERACTIVE—North America
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$73.7	$62.2	$11.5	18%	$209.7	$158.8	$50.9	32%
Social gaming	71.8	61.4	10.4	17%	205.4	157.1	48.3	31%
IGTi	1.9	0.8	1.1	138%	4.3	1.7	2.6	153%
Gross margin	63%	63%	-	pp	62%	62%	-	pp
DoubleDown average user metrics
DAU ('000)	1,833	1,690	143	8%	1,774	1,613	161	10%
MAU ('000)	5,975	6,658	(683)	-10%	6,130	5,950	180	3%
Bookings per DAU ($0.00)	$0.43	$0.40	$0.03	7%	$0.42	$0.36	$0.06	17%

Quarters ended June 30, 2014 and 2013 compared
North America interactive revenues increased due to continued growth in social gaming. Our DoubleDown Casino® social gaming revenues continue to build with increases in both DAU and bookings per DAU. This growth was driven by the ongoing roll-out of new content to the DoubleDown Casino® and effective player marketing strategies. Mobile comprised 34% of social gaming bookings compared to 25% in the prior year quarter.

Nine months ended June 30, 2014 and 2013 compared
North America interactive revenues increased driven by the same factors as the quarter, with mobile comprising 31% of bookings compared to 20% in the prior year period.

BUSINESS SEGMENT RESULTS—International (See Note 16)
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Total Revenues	$92.9	$118.0	$(25.1)	-21%	$305.2	$363.2	$(58.0)	-16%
Gross Margin	59%	57%	2	pp	56%	55%	1	pp
Operating Income	$19.0	$23.4	$(4.4)	-19%	$48.2	$83.6	$(35.4)	-42%
Margin	20%	20%	-	pp	16%	23%	(7)	pp

Quarters ended June 30, 2014 and 2013 compared
International revenues declined in all categories, most significantly in product sales with a decrease of 25%. Gross margin improvement was due to increases in gaming operations and product sales margins. Operating income declined due to lower revenues, while operating margin was maintained due to lower expenses.

Nine months ended June 30, 2014 and 2013 compared
International revenues declined in all categories, most significantly in product sales with a decrease of 18%. Changes in foreign currency exchange negatively impacted revenues by $12.2 million.  Gross margin improvement was due to higher margins in gaming operations and interactive, partially offset by decline in product sales margin. Operating income and operating margin decline was attributable to lower revenue coupled with higher expenses, primarily bad debt provisions and business realignment charges.

GAMING OPERATIONS—International
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$27.7	$33.2	$(5.5)	-17%	$89.3	$101.3	$(12.0)	-12%
Gross margin	71%	69%	2	pp	74%	69%	5	pp
Installed base units ('000)	11.2	14.2	(3.0)	-21%	11.2	14.2	(3.0)	-21%
MegaJackpots® (premium brand)	3.3	3.3	-	0%	3.3	3.3	-	0%
Lease (CDS, racino, other)	7.9	10.9	(3.0)	-28%	7.9	10.9	(3.0)	-28%
Yield ($0.00)	$25.04	$25.76	$(0.72)	-3%	$26.76	$26.55	$0.21	1%

Quarters ended June 30, 2014 and 2013 compared
International gaming operations revenue decreased primarily due to installed base decline in lease operations, as well as lower yield in Megajackpots®. Gross margin increased primarily due to lower depreciation expense. Installed base decline was driven primarily by lease to for-sale unit conversions in Mexico. Yield declined due to lower play levels and unfavorable changes in foreign exchange rates.

Nine months ended June 30, 2014 and 2013 compared
International gaming operations revenue decreased and gross margin increased for reasons similar as the quarter. Installed base decline was driven primarily by lease to for-sale unit conversions and casino closures in Mexico. Yield improved due to the removal of lower-yielding units in Mexico, partially offset by lower play levels and unfavorable changes in foreign exchange rates.

PRODUCT SALES—International
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues	$55.8	$74.5	$(18.7)	-25%	$188.1	$228.7	$(40.6)	-18%
Machines	35.6	54.4	(18.8)	-35%	121.3	163.7	(42.4)	-26%
Non-machine	20.2	20.1	0.1	0%	66.8	65.0	1.8	3%
Gross margin	52%	50%	2	pp	48%	49%	(1)	pp
Machine units recognized ('000)	3.3	3.4	(0.1)	-3%	8.7	10.1	(1.4)	-14%
Machine ASP ('000)	$10.7	$16.1	$(5.4)	-34%	$13.9	$16.2	$(2.3)	-14%

Machine units shipped ('000)	3.1	3.3	(0.2)	-6%	8.4	8.9	(0.5)	-6%
New/expansion	0.3	0.9	(0.6)	-67%	1.5	2.7	(1.2)	-44%
Replacement	2.8	2.4	0.4	17%	6.9	6.2	0.7	11%

Quarters ended June 30, 2014 and 2013 compared
International product sales revenue decreased primarily due to lower ASP and lower demand in several regions. ASP decreased primarily due to a higher mix of lower-priced machine conversion units in Mexico. Non-machine revenues improved slightly with an increase in systems, partially offset by a decrease in parts sales. Gross margin improved primarily due to favorable product mix and lower non-standard costs.

Nine months ended June 30, 2014 and 2013 compared
International product sales revenue decreased primarily due to lower machine unit volume, as well as unfavorable changes in foreign exchange rates. Unit decline was most significant in Latin America. Non-machine revenues increased primarily due to an increase in system sales, partially offset by lower parts/other. Gross margin declined primarily due to unfavorable product mix. ASP declined primarily due to a higher mix of lower-priced machines in Mexico.

INTERACTIVE—International
	Third Quarters				Nine Months
Periods Ended June 30,	2014	2013	C h a n g e		2014	2013	C h a n g e
Revenues - IGTi	$9.4	$10.3	$(0.9)	-9%	$27.8	$33.2	$(5.4)	-16%
Gross margin	65%	65%	-	pp	61%	58%	3	pp

Quarters ended June 30, 2014 and 2013 compared
International IGTi revenues declined primarily due to discontinued lower-performing product offerings.

Nine months ended June 30, 2014 and 2013 compared
International IGTi revenues declined with an improved gross margin, primarily due to discontinued lower-performing product offerings that carried higher royalty and operational costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At June 30, 2014, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, the issuance of debt and equity securities (see Note 19). Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	June 30, 2014	September 30, 2013	Increase (Decrease)
Cash and equivalents	$235.6	$713.3	$(477.7)
Accounts receivable, net	295.5	348.6	(53.1)
Inventories	89.5	90.1	(0.6)
Working Capital	691.1	267.5	423.6
Trailing-twelve month statistics:
Days sales outstanding (excluding contracts and notes)	50	54	(4)
Inventory turns	4.9	5.8	(0.9)

Cash and equivalents decreased during the nine months ended June 30, 2014 primarily due to $225.6 million in net debt payments, $211.4 million cash used for share repurchases, $185.0 million for prepaid licensing rights, $140.4 million for acquisition-related contingent payments, $80.5 million for dividends, and $69.1 million for capital expenditures. These cash expenditures were primarily offset by cash generated from operations before the licensing prepayment and acquisition-related payments of $330.7 million and net investing proceeds of $91.5 million. Restricted cash and investments and jackpot annuity investments are used for funding jackpot winner payments and online player deposits.

In March 2014, we invested $185.0 million, and committed to pay an additional $5.0 million before Sept 30, 2014, as well as $37.6 million ratably over the next ten years, to secure long-term licensing rights for Wheel of Fortune® and Jeopardy®. This new arrangement extended our global land-based rights through 2024 and expanded our rights to include social gaming and online real-money wagering in the US.

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

Foreign subsidiary operations held 48% of our cash and equivalents at June 30, 2014, of which $8.5 million was held in Argentina pesos, and 17% at September 30, 2013. We recorded a currency exchange loss of $4.4 million as a result of the Argentina peso currency devaluation in January 2014.

Working capital increased primarily due to the maturity of our 3.25% Convertible Notes in May 2014. Inventory turns decreased due to lower sales volume. Days sales outstanding decreased due to lower revenues and accounts receivable.

Cash Flows Summary

Nine Months Ended June 30,	2014	2013	Favorable (Unfavorable)
Operations	$61.4	$335.2	$(273.8)
Investing	22.4	(11.1)	33.5
Financing	(559.9)	(293.9)	(266.0)
Effects of exchange rates	(1.6)	(7.2)	5.6
Net change in cash and equivalents	$(477.7)	$23.0	$(500.7)

Operating cash flows decreased primarily due to cash used for prepaid licensing rights of $185.0 million and acquisition-related contingent payments of $84.3 million. Reduced cash used for investing was primarily due to increased proceeds of $28.9 million from investment securities and lower capital expenditures (see table below). Increased cash used for financing was primarily due to increases of $130.4 million used for share repurchases, $82.4 million in net debt payments and $28.2 million used for acquisition-related contingent payments. See Note 14 for more information about our share repurchases.

Nine Months Ended June 30,	2014	2013	Increase (Decrease)
Property, plant and equipment	$20.5	$18.7	$1.8
Gaming operations equipment	45.8	78.1	(32.3)
Intellectual property	2.8	0.3	2.5
Total capital expenditures	$69.1	$97.1	$(28.0)

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At June 30, 2014, $625.0 million was outstanding on our $1.0 billion revolving credit facility, $353.5 million was available, and $21.5 million was reserved for letters of credit, performance bonds, and bank guarantees. We were in compliance with all debt covenants at June 30, 2014, with an interest coverage ratio of 8.6:1 and a net funded debt leverage ratio of 2.9:1.

The credit facility interest rates and facility fees are based on our public debt ratings or our net funded debt to EBITDA ratio, whichever is more favorable to IGT. Net funded debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. At June 30, 2014, the credit facility carried an interest rate of LIBOR plus 100 bps and a facility fee of 17.5 bps. Following the GTECH merger announcement, Standard and Poor's downgraded IGT's credit rating to BBB- on July 17, 2014.

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

3.25% Convertible Notes
At maturity on May 1, 2014, these notes were redeemed using a combination of cash on hand and borrowings on our revolving credit facility. For additional information, see Item 8—Note 12 of our Annual Report on Form 10-K for the year ended September 30, 2013.

FINANCIAL CONDITION
	June 30, 2014	September 30, 2013	Increase (Decrease)
Assets	$4,057.4	$4,612.8	$(555.4)
Liabilities	2,892.0	3,358.7	(466.7)
Total Equity	1,165.4	1,254.1	(88.7)

Changes During The Nine Months Ended June 30, 2014

Total assets decreased primarily related to reductions in cash and investments of $510.1 million mostly related to net debt payments, share repurchases, and dividends. Total liabilities decreased primarily related to reductions in net debt of $205.2 million and other liabilities, in part related to acquisition-related payments of $140.4 million. Total equity decreased primarily due to share repurchases partially offset by earnings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk profile has not changed materially during the first nine months of 2014 since those presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2013.

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

Completion of the merger transaction with GTECH is subject to certain conditions, and if these conditions are not satisfied or waived, the mergers will not be completed.
The obligations of GTECH and IGT to complete the mergers are subject to satisfaction or waiver of a number of conditions, including, among other conditions, (i) IGT and GTECH obtaining shareholder approvals, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining certain other antitrust approvals, (iii) obtaining certain gaming regulatory approvals, (iv) effectiveness of the registration statement for the NewCo shares, (v) NYSE listing approval for the NewCo shares, (vi) the expiration or early termination of a sixty-day GTECH creditor opposition period, (viii) the absence of any order prohibiting or restraining the mergers, (ix) subject to certain materiality exceptions, the accuracy of each party's representations and warranties in the merger agreement and performance by each party of their respective obligations under the merger agreement, (x) the receipt of a merger order relating to the NewCo merger from the High Court of England and Wales and (xi) in the case of IGT's obligation to close the IGT merger, IGT's receipt of a tax opinion.
The satisfaction of all of the required conditions could delay the completion of the mergers for a significant period of time or prevent it from occurring. Any delay in completing the mergers could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the mergers are successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the mergers will be satisfied or waived or that the mergers will be completed.
In addition, if the mergers are not completed on or before July 15, 2015 (subject to certain extension rights), either GTECH or IGT may choose not to proceed with the mergers. IGT may also terminate the merger agreement under certain circumstances, including among others in order to enter into an agreement with respect to a proposal that is determined by the IGT board of directors to be superior to the merger agreement, subject to the terms and conditions of the merger agreement (including an opportunity for GTECH to match any such proposal). GTECH may also terminate the merger agreement under certain circumstances, including among others (i) if GTECH shareholders exercise rescission rights under Italian law in respect of more than 20% of GTECH's shares outstanding as of the date of the merger agreement, (ii) if NewCo would, as a result of a change in applicable law, be treated as a domestic corporation for U.S. federal income tax purposes as of or after the closing or (iii) if the special voting shares provided for by the NewCo articles of association cannot be implemented under certain circumstances.
Failure to complete the mergers could negatively impact the stock price and the future business and financial results of IGT.

If the mergers are not completed for any reason, including as a result of IGT stockholders failing to approve the merger agreement, the ongoing businesses of IGT may be adversely affected and, without realizing any of the benefits of having completed the mergers, IGT would be subject to a number of risks, including the following:

•	under the merger agreement, IGT may be required, under certain circumstances, to pay GTECH a termination fee of approximately $135.3 million or reimburse GTECH for certain expenses;
•
under the merger agreement, IGT is subject to certain restrictions on the conduct of its business prior to completing the transaction, which may adversely affect its ability to execute certain of its business strategies;

•	IGT has incurred and will continue to incur significant costs and fees associated with the proposed transaction;
•	IGT may experience negative reactions from the financial markets, including negative impacts on its stock price;
•	IGT may experience negative reactions from its customers, regulators and employees; and
•
matters relating to the mergers (including integration planning) will require substantial commitments of time and resources by IGT management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to IGT as an independent company.

In addition, IGT could be subject to litigation related to any failure to complete the mergers or related to any enforcement proceeding commenced against IGT to perform its obligations under the merger agreement. If the mergers are not completed, these risks may materialize and may adversely affect IGT's businesses, financial condition, financial results and stock price.
Legal proceedings in connection with the mergers, the outcomes of which are uncertain, could delay or prevent the completion of the mergers.
IGT, the members of the IGT board of directors, GTECH, NewCo and its subsidiary, Georgia Worldwide Corporation, are named as defendants in multiple putative class action lawsuits brought by purported IGT stockholders challenging the proposed mergers. The actions allege that members of the IGT board of directors breached their fiduciary duties by agreeing to sell IGT for inadequate consideration and pursuant to an inadequate process, and that GTECH, NewCo and Georgia Worldwide Corporation aided and abetted these alleged breaches. Among other remedies, the plaintiffs seek to enjoin the mergers.
One of the conditions to the closing of the mergers is that no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the mergers shall be in effect. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from consummating the mergers on the agreed upon terms, then such injunction may prevent the mergers from becoming effective, or from becoming effective within the expected timeframe.
IGT's business relationships may be subject to disruption due to uncertainty associated with the mergers.
Parties with which IGT does business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with GTECH, IGT or the combined company. IGT's business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than GTECH, IGT or the combined company. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined company, including an adverse effect on the combined company's ability to realize the anticipated benefits of the mergers. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the mergers or termination of the merger agreement.  In addition, employee retention may be particularly challenging during the pendency of the mergers, as employees of IGT may experience uncertainty about their future roles with the combined company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution. On June 13, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion with no expiration date specified (see Note 19). We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors.  Total shares purchased during the 2014 third quarter included 7,500 net shares tendered by employees at vesting for tax withholding obligations.
2014 Third Quarter (in millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
March 30 - April 26, 2014	-	-	-	$209.7
April 27 - May 24, 2014	-	-	-	209.7
May 25 - June 28, 2014	-	-	-	209.7

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.       Exhibits

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among GTECH S.p.A., GTECH Corporation, Georgia Worldwide Limited, Georgia Worldwide Corporation and International Game Technology (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 18, 2014)

10.1	Support Agreement, dated as of July 15, 2014, among International Game Technology, De Agostini S.p.A. and DeA Partecipazioni S.p.A. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 18, 2014)

10.2	Voting Agreement, dated as of July 15, 2014, among International Game Technology, Georgia Worldwide Limited, De Agostini S.p.A. and DeA Partecipazioni S.p.A. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 18, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 6, 2014

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)