Form 10-K/A
period 2014-09-30
INTERNATIONAL GAME TECHNOLOGY
filed 2015-01-07
CIK 353944

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 6, 2015:

248,666,726 million shares of common stock at $.00015625 par value

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

Unless the context indicates otherwise, all references to “IGT,” “we,” “our” and the “Company” refer to International Game Technology and its consolidated entities.

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended September 27, 2014 (presented as September 30, 2014), filed with the Securities and Exchange Commission (“SEC”) on November 25, 2014 (the “Annual Report”), is being filed solely to amend Part III, Items 10 through 14.

As required by the rules of the SEC, this Amendment No. 1 sets forth amended Part III, Items 10 through 14, in its entirety and includes new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update in any way any of the financial statements of the Company or other information contained in the Annual Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s filings with the SEC subsequent to the filing of the Annual Report.

Our fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to September 30. References to fiscal years throughout this Amendment No. 1 are to the Company’s fiscal years as outlined in the table below.

Fiscal Year	End Date	Weeks
2015	Oct. 3, 2015	53
2014	Sept. 27, 2014	52
2013	Sept. 28, 2013	52
2012	Sept. 29, 2012	52

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.  Identification of Directors

The Board of Directors of IGT (the “Board”) is comprised of nine directors (each a “Director” and collectively, the “Directors”). Each Director serves for a term of one year and until the Director’s successor is duly elected and qualified.

Set forth below is biographical and other information about the Directors, including information concerning the particular experience, qualifications, attributes and skills that led the Nominating and Corporate Governance Committee and the Board to determine that each should serve as a Director.

Paget L. Alves (60 years old) has served on the Board since January 2010 and is the Chair of the Capital Deployment Committee and a member of the Compensation Committee and the Executive Committee. Mr. Alves served as Chief Sales Officer of Sprint Corporation, a wireless and wireline communications services provider (“Sprint”), from January 2012 to September 2013 after serving as President of the Business Markets Group since 2009. From 2003 to 2009, Mr. Alves held various positions at Sprint, including President, Sales and Distribution from 2008 to 2009; President, South Region, from 2006 to 2008; Senior Vice President, Enterprise Markets, from 2005 to 2006; and President, Strategic Markets from 2003 to 2005. Between 2000 and 2003, Mr. Alves served as

President and Chief Executive Officer of PointOne Telecommunications Inc., and President and Chief Operating Officer of Centennial Communications. Mr. Alves previously served on the board of directors of GTECH Holdings Corporation, a gaming technology and services company (2005-2006), and Herman Miller, Inc. (2008-2010). Mr. Alves earned a Bachelor of Science degree in Industrial and Labor Relations and a Juris Doctor degree from Cornell University.

Eric F. Brown (49 years old) has served on the Board since July 2013 and is a member of the Audit Committee and the Capital Deployment Committee. Mr. Brown has served as Chief Operating Officer and Chief Financial Officer of Tanium Inc. since April 2014. Mr. Brown previously served as Chief Operating Officer, Chief Financial Officer, and Executive Vice President of Polycom Inc. from February 2012 to March 2014. Prior to this, Mr. Brown served as Chief Financial Officer and Executive Vice President of Electronic Arts Inc. from 2008 to 2012, Chief Operating Officer and Chief Financial Officer of McAfee, Inc. from 2005 to 2008, and President and Chief Financial Officer of MicroStrategy, Inc. from 2000 to 2004. Mr. Brown currently serves on the board of directors of Electronics for Imaging, Inc. Mr. Brown earned a Bachelor of Science degree in Chemistry from the Massachusetts Institute of Technology (MIT) and earned a Masters of Management Science degree from the MIT Sloan School of Management.

Janice D. Chaffin (60 years old) has served on the Board since September 2010 and is a member of the Audit Committee. Ms. Chaffin served as Group President, Consumer Business Unit for Symantec Corporation, a provider of security, storage and systems management solutions (“Symantec”), from 2007 to 2013. Prior to that, she served as Symantec’s Executive Vice President and Chief Marketing Officer from 2006 to 2007, and its Senior Vice President and Chief Marketing Officer from 2003 to 2006. Prior to that, Ms. Chaffin spent over twenty years at Hewlett Packard Company, a global technology company, in significant management and marketing leadership positions. Ms. Chaffin currently serves on the board of directors of PTC Inc. and Synopsys Inc. and on the operating committee of Ancestry.com LLC. She also serves on the board of visitors at the UCLA Anderson School of Management, the board of trustees of the Montalvo Arts Center, and is a member of the advisory council of Illuminate Ventures. Ms. Chaffin previously served on the board of directors of Informatica Corporation (2001-2008), the duration of which she served on either the audit committee or the compensation committee. Ms. Chaffin graduated summa cum laude from the University of California, San Diego, where she earned a Bachelor of Arts degree in Political Science, and graduated as an Edward W. Carter Fellow from the University of California, Los Angeles, where she earned a Master of Business Administration degree.

Greg Creed (57 years old) has served on the Board since September 2010 and is the Chair of the Compensation Committee and a member of the Executive Committee and the Nominating and Corporate Governance Committee. Mr. Creed has served as the Chief Executive Officer of Yum! Brands, Inc. (“Yum!”), an operator of quick service restaurants, since January 2015. Previously, Mr. Creed served as the Chief Executive Officer of Taco Bell Corporation (“Taco Bell”), a subsidiary of Yum!, an operator of quick service restaurants, from February 2011 to December 2014, after serving as President and Chief Concept Officer from 2006 to 2011. Prior to that, he held various management positions within the organization, including Chief Operating Officer, Yum!, Chief Marketing Officer, Taco Bell, and Chief Marketing Officer, YUM Restaurants International (formerly Tricon Global Restaurants, Inc.). Mr. Creed currently serves on the board of directors of Yum!, Taco Bell Foundation and Fight 2 Win Foundation and on the board of visitors at UCLA Anderson School of Management. Mr. Creed earned a Bachelor of Business (Management) degree with an emphasis in Marketing from the Queensland University of Technology.

Patti S. Hart (58 years old) has served as Chief Executive Officer of the Company since April 2009 and has served on the Board since June 2006. She is currently a member of the Executive Committee. Ms. Hart also served as President of the Company from April 2009 until July 2011. Prior to joining the Company, Ms. Hart served as the Chairman and Chief Executive Officer of each of Pinnacle Systems Inc. from 2004 to 2005, Excite@Home Inc. from 2001 to 2002, and Telocity Inc. from 1999 to 2001. Ms. Hart also held various positions at Sprint Corporation, including President and Chief Operating Officer, Long Distance Division, where she gained extensive leadership and management experience. Ms. Hart also has valuable corporate governance experience having served on numerous public company boards, including Yahoo! Inc. (2010-2012), LIN TV Corp. (2006-2009), Spansion Inc. (2005-2008), and Korn/Ferry International Inc. (2000-2009). She currently serves on the board of the American Gaming Association which enables her to offer valuable insights into gaming industry trends and issues. Ms. Hart earned a Bachelor of Science degree in Business Administration with an emphasis in Marketing and Economics from Illinois State University.

Robert J. Miller (69 years old) has served on the Board since January 2000 and is the Chair of the Compliance Committee and a member of the Nominating and Corporate Governance Committee. Since June 2010, Mr. Miller has served as a principal of Robert J. Miller Consulting, a consulting firm that provides assistance in establishing relationships with and building partnerships between private and government entities on the local, state, national and international level. Mr. Miller has also served as a Senior Advisor of Dutko Grayling (formerly Dutko Worldwide), a multi-disciplinary government affairs and strategy management firm, since June 2010, and he was a principal from July 2005 to June 2010. Mr. Miller was a partner at the Jones Vargas law firm from 1999 to 2005. From January 1989 until January 1999, Mr. Miller served as Governor of the State of Nevada, and, from 1987 to 1989, he served as Lieutenant Governor of the State of Nevada. Mr. Miller has served on the board of directors of Wynn Resorts, Limited, a developer, owner and operator of destination casino resorts, since 2002. In addition, Mr. Miller serves on the advisory board of the National Center for Missing and Exploited Children. Mr. Miller previously served on the board of directors of Newmont Mining Corporation (1999-2010) and Zenith National Insurance Corporation (1999-2010). Mr. Miller earned a Political Science degree from Santa Clara University and a Juris Doctor degree from Loyola Law School, Los Angeles.

Vincent L. Sadusky (49 years old) has served on the Board since July 2010 and is the Chair of the Audit Committee and a member of the Capital Deployment Committee. Mr. Sadusky has served as President and Chief Executive Officer of Media General, Inc., a local television and digital media company, since November 2014. Mr. Sadusky previously served as President and Chief Executive Officer of LIN Media LLC from 2006 to 2014 and was Chief Financial Officer from 2004 to 2006. Prior to joining LIN Media LLC, Mr. Sadusky held several management positions, including Chief Financial Officer and Treasurer, at Telemundo Communications, Inc. from 1994 to 2004, and from 1987 to 1994, he performed attestation and consulting services with Ernst & Young, LLP. Mr. Sadusky currently serves on the board of directors of LIN Media LLC, Hemisphere Media Group, Inc. and NBC Affiliates, to which he was elected Treasurer in 2012. Previously, Mr. Sadusky served on the Open Mobile Video Coalition, to which he served as President from 2011 until its integration into the National Association of Broadcasters in January 2013. Mr. Sadusky formerly served on the board of directors of JVB Financial Group, LLC (2001-2011) and Maximum Service Television, Inc. (2006-2011). Mr. Sadusky earned a Bachelor of Science degree in Accounting from Pennsylvania State University where he was a University Scholar and earned a Master of Business Administration degree from the New York Institute of Technology.

Philip G. Satre (65 years old) has served on the Board since January 2009 and has served as independent Chairman since December 2009. Mr. Satre is the Chair of the Nominating and Corporate Governance Committee and the Executive Committee, and is a member of the Capital Deployment Committee and the Compliance Committee. Mr. Satre has been a private investor since 2005. Mr. Satre has extensive gaming industry experience having served on the board of directors of Harrah’s Entertainment, Inc. (now Caesars Entertainment Corporation), a provider of branded casino entertainment (“Harrah’s”), from 1988 to 2005 and as Chairman from 1997 to 2005. Between 1980 and 2002, Mr. Satre held various executive management positions at Harrah’s, including Chief Executive Officer, President and Chief Executive Officer of Harrah’s gaming division and Vice President, General Counsel and Secretary. Mr. Satre currently serves on the board of directors of Nordstrom, Inc., National Center for Responsible Gaming and National World War II Museum. Mr. Satre previously served on the board of directors of the Stanford University Board of Trustees (2005-2010), Rite Aid Corporation (2005-2011) and NV Energy, Inc. (2005-2013), where he served as Chairman from 2008 to 2013.

Tracey D. Weber (47 years old) has been a member of the Board since July 2013 and is a member of the Compensation Committee. Ms. Weber has served as the Chief Operating Officer of Gilt since September 2013. Ms. Weber previously served as Managing Director, North America Internet and Mobile and Global Product at Citibank NA from 2010 to 2013. Prior to this, Ms. Weber served as Executive Vice President, Textbooks and Digital Education at Barnes & Noble, Inc. in 2010 and held several management positions at Travelocity.com from 2002 to 2010, including President, North America. Ms. Weber earned a Bachelor of Arts degree in Economics from Harvard University and a Master of Business Administration degree from the Wharton School of Business, University of Pennsylvania.

B.  Identification of Executive Officers

The following sets forth information about the Company’s executive officers and their business experience and other pertinent information, except for Ms. Hart, whose biography is listed above under “Identification of Directors.”

Paul C. Gracey, Jr. (55 years old) has served as General Counsel and Secretary of the Company since September 2012. Prior to joining the Company, from 2002 to 2011, Mr. Gracey held various positions at Nicor Inc., a utility and shipping holding company, including Senior Vice President, General Counsel and Secretary (2006-2011) and Vice President, General Counsel and Secretary (2002-2006). Prior to 2002, Mr. Gracey held general counsel positions at Midwest Generation (a subsidiary of Edison Mission Energy) and Edison Mission Energy Limited. Mr. Gracey currently serves on the board of trustees of the International Association of Gaming Advisors. Mr. Gracey earned a Bachelor of Business Administration degree from the University of Michigan and a Juris Doctor degree from the University of California, Hastings College of the Law.

Eric P. Tom (56 years old) has served as Executive Vice President Global Sales of the Company since June 2012. From July 2009 to June 2012, Mr. Tom held various positions at the Company, including Executive Vice President North America Sales and Global Marketing (2009-2010), Chief Operating Officer (2010-2011) and Executive Vice President North America Sales and Global Services (2011-2012). Prior to joining the Company, from 2007 to 2009, Mr. Tom was Vice President, Corporate & Business Development and Strategic Alliances of Force10 Networks, a global technology company. Prior to 2007, Mr. Tom held various positions at Broadband Interactive TV, Qwest Communications, and Sprint Corporation. Mr. Tom earned a Bachelor of Business Administration degree from the University of Hawaii and a Master of Business Administration degree from the University of California Berkeley with an emphasis in corporate finance.

John M. Vandemore (41 years old) has served as Chief Financial Officer and Treasurer of the Company since February 2012. From November 2013 to May 2014, Mr. Vandemore also served as Executive Vice President Emerging Businesses. Prior to joining the Company, from 2007 to 2012, Mr. Vandemore served as Vice President and Chief Financial Officer of Walt Disney Imagineering, a division of The Walt Disney Company, a global entertainment company. From 2005 to 2007, Mr. Vandemore served as Vice President and Director, Operations Planning & Analysis of The Walt Disney Company. Prior to 2005, Mr. Vandemore held various positions at AlixPartners, Goldman Sachs and PricewaterhouseCoopers. Mr. Vandemore earned a Bachelor of Business Administration degree with a major in Accountancy from the University of Notre Dame and a Master of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

C.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. SEC regulations require the Reporting Persons to furnish the Company with copies of all reports they file pursuant to Section 16(a). Based solely upon a review of the copies of the reports received by the Company and written representations that no other reports were required, to the Company’s knowledge, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with on a timely basis during the fiscal year ended September 27, 2014.

D.  Code of Ethics

The Board has adopted the “Code of Ethics for Principal Executive Officer and Senior Financial Officers of International Game Technology” (the “Finance Code of Ethics”), a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and any persons performing similar functions (together, the “Covered Officers”). The Finance Code of Ethics is publicly available under the “Corporate Governance” link on the “Investor Relations” page of our website at www.IGT.com/Investors. If we make any substantive amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Finance Code of Ethics to any of the Covered Officers, we intend to publicly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on our website at the address above or by filing a Current Report on Form 8-K.

E.  Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

F.  Audit Committee

The Audit Committee of the Board is comprised of Ms. Chaffin, Mr. Brown and Mr. Sadusky (Chair). The Audit Committee, among other things, assists the Board in overseeing the accounting and financial reporting processes of IGT and auditing our financial statements, including the integrity of our financial statements, compliance with legal and regulatory requirements, our independent registered public accountants’ qualifications and independence and the performance of our internal audit function and independent registered public accountants.

The Board has determined that Ms. Chaffin, Mr. Brown and Mr. Sadusky are financially literate, as required by Section 303A.07(a) of the NYSE Listed Company Manual, as such qualification is interpreted by the Board in its business judgment. In addition, the Board has determined that Mr. Brown and Mr. Sadusky are audit committee financial experts, as defined in Item 407(d)(5) of SEC Regulation S-K. The Board made these determinations based on the respective qualifications and business experience of Ms. Chaffin, Mr. Brown and Mr. Sadusky, as described above under “Identification of Directors.”

G.  Corporate Governance

The Company monitors developments in the area of corporate governance and routinely reviews its processes and procedures in light of such developments. Accordingly, the Company reviews federal laws affecting corporate governance such as the Sarbanes Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as various rules promulgated by the SEC and the NYSE. The Company believes that it has procedures and practices in place that are designed to enhance and protect the interests of its stockholders.

The Board has adopted the International Game Technology Corporate Governance Guidelines (the “Corporate Governance Guidelines”), which cover such matters as size and independence of the Board, committees and management succession planning. The Corporate Governance Guidelines are available under the “Corporate Governance” link on the “Investor Relations” page of the Company’s website at www.IGT.com/Investors.

H.  Communications with the Board of Directors

Stockholders and other interested parties can communicate directly with individual Directors, the Board as a group or with non-employee directors as a group, by writing to Board of Directors, International Game Technology, 6355 South Buffalo Drive, Las Vegas, Nevada 89113, indicating to whose attention the communication should be directed. All communications will be received and processed by the Company’s legal department unless indicated otherwise. Communications about accounting, internal controls and audits will be referred to the Audit Committee, and other communications will be referred to the Chairman of the Board. Communications may be made anonymously.

Individuals may submit good faith complaints or concerns with respect to accounting, internal controls or auditing matters concerning the Company without fear of dismissal or retaliation of any kind. Anonymous reports may be made confidentially by writing to the above address or by calling IGT’s Integrity Action Line at (800) 852-6577.

ITEM 11.  EXECUTIVE COMPENSATION

A.  Compensation Discussion and Analysis

Introduction

The Compensation Committee has general authority for all compensation decisions for our executive officers. This CD&A discusses and analyzes fiscal 2014 compensation decisions for the named executive officers (“NEOs”) identified in the following table. Additional information regarding the compensation of the NEOs is found in the Executive Compensation tables and corresponding narratives below.

Name	Position
Patti S. Hart	Chief Executive Officer
John M. Vandemore	Chief Financial Officer and Treasurer(1)
Eric A. Berg	Chief Operations Officer
Eric P. Tom	Executive Vice President Global Sales
Paul C. Gracey, Jr.	General Counsel and Secretary

(1) Mr. Vandemore also served as Executive Vice President Emerging Businesses from November 2013 to May 2014.

Executive Summary

Our executive compensation program for fiscal 2014 substantially followed the compensation program we implemented for fiscal 2013. However, in connection with the proposed merger transaction (the “Merger”) with GTECH S.p.A. (“GTECH”) pursuant to the Agreement and Plan of Merger dated as of July 15, 2014, as amended (the “Merger Agreement”), we adopted a new retention plan which provides cash bonuses upon the consummation of the Merger (or if the Merger Agreement is terminated, upon termination of the Merger Agreement). As contemplated by the Merger Agreement, no annual equity grants will be made for fiscal 2015. Bonuses under the retention plan are intended to act as a replacement for the absence of fiscal 2015 annual equity grants as well as for employee retention purposes through the closing of the Merger.

Based on an analysis provided by FW Cook, the compensation consultant retained by the Compensation Committee, our fiscal 2014 total direct compensation levels for our NEOs, on average, approximated the median for similar positions at our peer group of companies (identified below). (As used in this CD&A, the term “total direct compensation” means the aggregate amount of an executive’s base salary, annual incentive bonus opportunity, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in IGT’s financial reporting.)

Overview of Executive Compensation Program

Fiscal 2014 Executive Compensation Program Highlights

This summary highlights key aspects of our executive compensation program for fiscal 2014, which are described in more detail following this summary.

•                  Base Pay.  For fiscal 2014, base salaries for our NEOs (other than Mr. Vandemore) remained the same as during fiscal 2013 and have remained unchanged since fiscal 2012. Mr. Vandemore’s base salary was increased by $75,000 in 2014 to bring it closer to the median for similar positions at our peer group of companies.

•                  Incentive Bonus Plan.  For fiscal 2014, the Compensation Committee continued to tie annual bonuses for our NEOs to the Company’s consolidated revenues and adjusted operating income before incentives (“OIBI”). We believe the Company’s ability to achieve the predetermined thresholds for these metrics is important to increasing stockholder value. The Company’s performance against these metrics in fiscal 2014 resulted in bonus payouts for the NEOs at 76.3% of their respective target bonus amounts.

•                  Long-Term Incentives.  The Compensation Committee determined that the fiscal 2014 equity grants for the NEOs would consist of 60% performance-based RSUs and 40% time-based RSUs. (The split between performance- and time-based RSUs is based on the actual number of time-based RSUs awarded and, because the number of shares subject to performance-based RSUs may ultimately vary based on performance, the “target” number of shares subject to the performance-based RSUs awarded.) The performance-based RSUs awarded in fiscal 2014 continued to use the metrics of earnings per share (“EPS”) growth and total shareholder return (“Relative TSR”) adopted for the fiscal 2013 awards.

•                  Retention Plan.  Due to the transactions contemplated by the Merger Agreement we will not be making any annual equity grants in fiscal 2015. In replacement of such grants we adopted the retention bonus plan, which pays cash bonuses upon consummation of the Merger or termination of the Merger Agreement.

Other Best Practices

Other elements of the Company’s overall compensation program that reinforce its retention strategies and demonstrate what the Compensation Committee considers best practices are the following:

•                  The Compensation Committee retained its own independent compensation consultant.

•                  Our equity compensation plan does not permit repricing of stock options and similar awards without stockholder approval.

•                  We do not have agreements with our executive officers that provide for a stated period of employment.

•                  We do not offer multi-year guaranteed bonuses.

•                  We do not offer a defined benefit pension or supplemental executive retirement plan.

•                  We do not have arrangements providing for tax gross-ups for any of our executive officers.

•                  We maintain executive officer equity holding guidelines.

•                  We maintain an Executive Compensation Recoupment Policy that permits the Company to recoup certain compensation when inaccurate financial statements have affected the size of incentives awarded to executive officers.

•                  We maintain a policy that prohibits members of the Board, executive officers and certain other designated employees from holding IGT securities in margin accounts, pledging IGT securities as loan collateral, and engaging in certain transactions involving puts, calls, options or other derivatives based on IGT securities.

Elements of the Company’s Executive Compensation Program

The key components of the Company’s compensation arrangements for its executive officers, as well the primary purpose of each component, can be summarized as follows:

•                  Base Salary: Attract and retain executives by providing them with a stable and competitive annual level of compensation for performing the fundamental requirements of their positions.

•                  Annual Incentive Compensation: Motivate and reward annual performance by tying payout to achievement of pre-established financial and/or operational goals. Also holds our executives accountable and promotes strong performance by providing a greater upside bonus potential as a result of higher corporate performance.

•                  Long-Term Equity Incentives: Retain and motivate executives to build stockholder value over the life of the grants. Performance-based vesting grants, by focusing on long-term objectives, also hold our executives accountable and promote strong performance.

•                  Other Benefits: Provide basic benefits generally consistent with those offered to all employees and consistent with the market.

Risk Considerations in the Company’s Executive Compensation Program

Our management conducted a review of the Company’s material compensation policies and practices applicable to its employees, including its executive officers. Based on this review, the Compensation Committee, with the assistance of an independent compensation consultant, concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Executive Compensation Program Objectives and Process

Philosophy and Objectives

The Company’s executive compensation program is intended to promote recruitment and retention of key employees with exceptional abilities, and to motivate and reward performance that is critical to the success of the Company.

We strive to align the interests of executives, employees and stockholders and to provide a strong link between pay and the Company’s performance. Overall, the Compensation Committee believes that a mix of both cash and equity incentives is appropriate, as annual cash incentives reward executives for performance and near-term results, while equity incentives motivate executives to increase stockholder value in the long term. Consistent with the Company’s pay-for-performance philosophy, a substantial majority of each NEO’s total direct compensation is performance-based or with a value which is derived from our stock price.

As a result of our pay-for-performance philosophy, over 90% of Ms. Hart’s total direct compensation for fiscal 2014 was performance-based or with a value which was derived from our stock price (her fiscal 2014 annual bonus and long-term equity incentive awards granted in fiscal 2014).

Compensation Consultant

The Compensation Committee’s practice has been to retain an independent compensation consultant to provide advice to the Compensation Committee, and the Compensation Committee has retained FW Cook, a national executive compensation consulting firm. For fiscal 2014 FW Cook performed a comprehensive review of the Company’s executive compensation program, including reviewing and providing advice with respect to compensation levels and practices at our peer group companies, trends in executive compensation, legal and regulatory developments, and modifications to pay programs. FW Cook performs services solely on behalf of the Compensation Committee. FW Cook did not have any relationship with the Company or management except as it may relate to performing such services. Furthermore, the Compensation Committee concluded that no conflict of interest exists with respect to FW Cook’s services to the Compensation Committee.

Fiscal 2014 compensation decisions for the NEOs were made solely by the Compensation Committee. As part of this process, the Compensation Committee also reviewed the recommendations of the CEO regarding compensation for the other NEOs, and consulted with the Chairman of the Board regarding the performance of and compensation for the CEO.

Assessing Compensation and Use of Peer Companies

In August 2012, with FW Cook’s assistance, the Compensation Committee approved a new peer group of companies as a reference for our executive compensation decisions (our “peer group”). Peer group selection for IGT historically has been challenging due to the limited number of gaming technology or other comparable businesses in our GICS industry and sub-industry classifications. Specifically, the casinos and gaming sub-industry classification contained only four other domestic gaming technology companies when the peer group was selected. The remainder of the companies in the casinos and gaming sub-industry classification operate casinos, gaming resorts, or race tracks, which we believe are not comparable to IGT’s businesses. Companies of similar size in the hotels, restaurants, and leisure industry general classification are also a poor fit with IGT from a business standpoint since they are mostly fast food or casual dining businesses.

Rather, the Compensation Committee selected a peer group containing a diversified group of technology companies, in addition to our key competitors in gaming technology, with a narrow range of revenues and market capitalization designed to put IGT near the median of the peer group of companies with respect to those metrics. The peer group used for fiscal 2014 was substantially the same as used for fiscal 2013. Note that BMC Software, Inc. ceased being publicly traded in September 2013, WMS Industries was acquired by Scientific Games Corporation in October 2013 and SHFL Entertainment, Inc. was acquired by Bally Technologies, Inc. in November 2013.

Our peer group used for compensation decisions for fiscal 2014 consisted of the companies identified in the chart below, which also lists, as of September 30, 2014 (other than for BMC Software, WMS Industries and SHFL Entertainment, Inc.), each company’s revenues for its most recent four quarters, its market capitalization, and its GICS sub-industry classification.

Company	Most Recent Four Qtrs. Revenues As of 9/30/14 ($M)	Market Cap. As of 9/30/14 ($M)	GICS Sub-Industry Classification
Alliance Data Systems Corporation	4,958	13,786	Data Processing & Outsourced Services
Juniper Networks, Inc.	4,799	10,521	Communications Equipment
Intuit Inc.	4,506	25,028	Application Software
NVIDIA Corporation	4,404	9,998	Semiconductors
Activision Blizzard	4,351	14,916	Home Entertainment Software
Electronic Arts Inc.	4,135	11,146	Home Entertainment Software
Adobe Systems, Inc.	4,105	34,508	Application Software
Lexmark International Inc.	3,701	2,640	Technology, Hardware, Storage & Peripherals
IAC/InterActiveCorp	3,003	5,494	Internet Software & Services
Diebold, Incorporated	3,001	2,282	Technology, Hardware, Storage & Peripherals
Autodesk, Inc.	2,371	12,521	Application Software
Take-Two Interactive Software, Inc.	2,311	2,040	Home Entertainment Software
Outerwall Inc.	2,296	1,114	Specialty Stores
Akamai Technologies, Inc.	1,864	10,661	Internet Software & Services
Scientific Games Corporation	1,622	912	Casinos & Gaming
Cadence Design Systems, Inc.	1,535	4,992	Application Software
Bally Technologies, Inc.	1,287	3,123	Casinos & Gaming
Mentor Graphics Corp.	1,189	2,330	Application Software
Aristocrat Leisure Ltd.	732	3,215	Casinos & Gaming
75th Percentile	4,243	11,833
Median	3,001	5,494
25th Percentile	1,743	2,485
IGT	2,058	4,170	Casinos & Gaming
Percentile	55%	56%

The Compensation Committee reviewed and discussed the fiscal 2014 peer group compensation data provided by FW Cook to help inform its fiscal 2014 executive compensation decision-making process (including in the setting of base salary and target and maximum bonus levels for the NEOs, as well as in determining the type and size of equity awards to grant to the NEOs). However, the Compensation Committee did not set or “benchmark” compensation levels at any specific point or percentile against the peer group data. As described below, the peer group data is only one point of information taken into account by the Compensation Committee in making compensation decisions. The Compensation Committee also used the fiscal 2014 peer group in establishing the Relative TSR rankings for the fiscal 2014 performance-based RSU awards described below.

Executive Compensation Decisions

Except as otherwise specifically noted in this CD&A, executive compensation decisions made by the Compensation Committee are inherently subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee as well as the input and peer group data provided by FW Cook. In making its decisions regarding base salary, target and maximum bonus, and equity award grant levels for the NEOs, the Compensation Committee generally considers the scope of the executive’s responsibility at IGT and the relative internal value to IGT of the position, the executive’s experience, past performance and expected future contributions to IGT, the need to attract or retain the particular executive, the peer group data provided by FW Cook, and survey data from the Radford Global Technology Survey (data from this survey is considered generally by the Compensation Committee, with no particular company specifically identified).

The 2014 Say-on-Pay Vote

At our 2014 stockholder meeting, our stockholders voted on an advisory basis whether or not they approved the compensation of the NEOs, as described in the CD&A and compensation tables contained in the Company’s proxy statement. At the 2014 Meeting, approximately 96% of the votes actually cast on the say-on-pay proposal were voted in favor of the proposal. The Company’s executive compensation program for fiscal 2014 is substantially similar to the 2013 fiscal program outlined in the CD&A and included in the proxy statement for the 2014 Meeting which was approved by the stockholders. The Compensation Committee believes that this overwhelmingly positive result affirms stockholders’ support of the Company’s approach to its executive compensation program. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for the NEOs.

Fiscal 2014 Executive Compensation Decisions

Base Salaries

Base salaries provide our executives with a minimum fixed level of annual cash compensation. Salaries for our NEOs are reviewed by the Compensation Committee on an annual basis. The Compensation Committee solely determines the compensation for the CEO and reviews the recommendations of the CEO in making its determinations regarding the compensation of our other NEOs. As part of this process, the Compensation Committee also consulted with the Chairman of the Board regarding the performance of and compensation for the CEO.

Based on an analysis provided by FW Cook (based on public information at the time the Compensation Committee established NEO base salaries for fiscal 2014), our fiscal 2014 base salaries for the NEOs other than Mr. Vandemore approximated the median for similar positions at our peer group of companies. Mr. Vandemore’s base salary level had been negotiated with him when he accepted his position as Chief Financial Officer and Treasurer in February 2012 and was significantly below the median for similar positions at our peer group of companies. Based on its subjective assessment of the factors noted above under “Executive Compensation Decisions,” the Compensation Committee believed that the NEOs’ respective base salary levels were appropriate and competitive and decided not to increase any NEO’s base salary level for fiscal 2014, except with respect to Mr. Vandemore. For fiscal 2014, Mr. Vandemore’s base salary was increased from $350,000 to $425,000 in order to bring his salary closer to the median for similar positions at our peer group of companies.

Annual Incentive Bonuses

Our NEOs are eligible to receive bonuses under our annual incentive bonus plan. We believe that the bonus plan payout structure reinforces the Company’s focus on growing the Company as a whole and helps unify our executive team through the use of a shared set of corporate metrics.

The key features of our fiscal 2014 bonus plan applicable to our NEOs were:

•                  Target award opportunities: Target incentive bonus levels were established by the Compensation Committee to be consistent with prior year target bonus levels. The target incentive bonus opportunity for each of our NEOs was set as a percentage of base salary: Ms. Hart’s was set at 150% per her employment agreement, Mr. Vandemore’s was set at 100% and all other NEO’s was set at 75%. Mr. Vandemore’s target annual bonus level was set at a level greater than that of the other NEOs (other than Ms. Hart) consistent with fiscal 2013, in order to more competitively position his total cash compensation (base salary and bonus opportunity) since his base salary was significantly below the median for similar positions at our peer group of companies.

Based on an analysis provided by FW Cook (based on public information at the time the Compensation Committee established NEO target annual bonus levels for fiscal 2014), our fiscal 2014 targeted annual cash compensation levels (base salary plus target bonus) for the NEOs other than Ms. Hart, Mr. Vandemore and Mr. Gracey were slightly below the median for similar positions at our peer group of companies. Ms. Hart’s targeted annual cash compensation level was between the median and the 75th percentile for similar positions at our peer group of companies. Mr. Vandemore’s targeted annual cash compensation level was significantly below the median for similar positions at our peer group of companies. Mr. Gracey’s targeted annual cash compensation was approximately at the median for similar positions at or peer group companies. Based on its subjective assessment of the factors noted above under “Executive Compensation Decisions,” the Compensation Committee believed that the NEOs’ respective target bonus levels, as well as the NEOs’ respective maximum bonus opportunities determined as provided below, were appropriate and competitive.

•                  Bonus ceiling: The maximum bonus that may be awarded to each NEO was set at an amount equal to 200% of such executive’s target incentive opportunity.

•                  Corporate performance metrics: Incentive bonuses were solely tied to the same corporate financial metrics as used in fiscal 2013, consisting of (1) IGT’s operating income, adjusted to exclude cash incentives and stock-based compensation expense (referred to as operating income before incentives or “OIBI”), further adjusted as described below, and (2) IGT’s consolidated revenues. Equal weight is given to each metric. That is, half the bonus is based on the adjusted OIBI target and half is based on the consolidated revenue target. In addition, no bonus is payable unless the threshold level of adjusted OIBI established by the Compensation Committee for the fiscal year is met (even if the threshold level of consolidated revenues is achieved) as described below.

•                  Adjusted operating income before incentives: Adjusted OIBI must exceed 80% of the adjusted OIBI target for fiscal 2014 for any bonus to be payable (same as in fiscal 2013), including any bonus under the consolidated revenue component. At this threshold level, 50% of the target bonus attributable to the adjusted OIBI component is payable. The maximum payout for the OIBI component occurs when adjusted OIBI exceeds 115% of the adjusted OIBI target for fiscal 2014 (same as in fiscal 2013). Payout for performance between the threshold and target levels and between the target and maximum levels is determined by linear interpolation.

•                  Consolidated revenues: Consolidated revenues must exceed 80% of the consolidated revenue target for fiscal 2014 for any bonus to be payable with respect to the consolidated revenue component (same as in fiscal 2013). At this threshold level, 50% of the target bonus attributable to the consolidated revenue component is payable. In addition, the maximum payout for this component occurs when consolidated revenues exceed 115% of the revenue target for fiscal 2014 (same as in fiscal 2013). Payout for performance between the threshold and target levels and between the target and maximum levels is determined by linear interpolation.

For fiscal 2014, the financial performance levels under our bonus plan for our NEOs, and our actual performance, were as follows:

Metric	Threshold ($M)	Target ($M)	Maximum ($M)	Outcome ($M)	Outcome as a % of Target	Payout as a % of Target
Consolidated Revenues	1,851.7	2,314.6	2,661.8	2,060.1	89.0%	72.5%
Adjusted OIBI	550.5	688.1	791.3	633.3	92.0%	80.0%

The Compensation Committee originally approved a consolidated revenue target of $2,340.6 million and an adjusted OIBI target of $698.7 million. These targets were subsequently adjusted to $2,314.6 million and $688.1 million, respectively, primarily to adjust for the disruptions to the Company’s business operations in certain international markets during fiscal 2014, including but not limited to restrictions on the importation of the Company’s products.

The Company’s consolidated GAAP revenues for fiscal 2014 were $2,058.1 million. The Compensation Committee adjusted consolidated revenues for purposes of executive bonus determinations to preserve the incentives intended at the time of grant of the award and to address the potential impact of any changes in applicable accounting rules, significant transactions, and non-cash impairment charges that may occur during the year. In accordance with such adjustment methodology and to adjust for unplanned fluctuations in foreign currency exchange rates and to treat results on a constant currency basis, the Compensation Committee approved consolidated revenues of $2,060.1 million for purposes of determining the bonuses.

The Company’s consolidated GAAP operating income for fiscal 2014 was $408.6 million. The Company’s cash incentives and stock based compensation expense for fiscal 2014 totaled $72.2 million, producing an OIBI for fiscal 2014 of $480.8 million.

The Compensation Committee adjusted OIBI for purposes of executive bonus determinations to preserve the incentives intended at the time of grant of the award and address the potential impact of any changes in applicable accounting rules, significant transactions and certain unanticipated expenses, and non-cash impairment charges that may occur during the year. In accordance with such adjustment methodology, the Compensation Committee approved an adjusted OIBI of $633.3 million for purposes of determining the bonuses. At the time the Compensation Committee approved the adjusted OIBI target, the Committee contemplated adjusting OIBI to mitigate certain charges with respect to merger and acquisition activity, primarily earn out and retention costs associated with the acquisition of Double Down Interactive due to the inestimable nature of the charges at the time the acquisition was consummated. Such amounts totaled $54.4 million for fiscal 2014, and OIBI was increased accordingly. The Committee also approved the following adjustments to OIBI in addition to the $1.1 million to adjust for unplanned fluctuations in foreign currency exchange rates and to treat results on a constant currency basis, as described above:

•                  Increased by $41.4 million to reflect the cash flow benefit of savings associated with the successful resolution of certain outstanding tax matters;

•                  Increased by $35.9 million to mitigate the impact of merger, restructuring and impairment charges, including those related to the Company’s business realignment plan announced in March 2014; and

•                  Increased by $19.8 million to adjust for legal, settlement and other costs and reserves related to certain litigation and arbitration matters, including a dispute with a former international distributer of the Company.

The 89.0% result for the consolidated revenue metric produced a bonus payout of 72.5% of target for this metric. The 92.0% result for adjusted OIBI produced a bonus payout of 80.0% of target for this metric. Averaging the two payouts as a percent of target (as noted in the table above) resulted in a bonus payout of approximately 76.3% of the targeted amount. The Compensation Committee made no discretionary adjustments to the fiscal 2014 bonuses for our NEOs. Accordingly, the final bonus payments and payments as a percentage of the target bonus for the NEOs in fiscal 2014 were approved by the Compensation Committee as follows:

Name	Target Bonus as a % of Salary	Target Bonus ($)	Final Bonus ($)	Final Bonus as a % of Target
Patti S. Hart	150%	1,500,000	1,144,500	76.3%
John M. Vandemore	100%	423,269	322,954	76.3%
Eric A. Berg	75%	337,500	257,513	76.3%
Eric P. Tom	75%	306,000	233,478	76.3%
Paul C. Gracey, Jr.	75%	251,250	191,704	76.3%

While the Compensation Committee has discretion to make bonus awards to executives outside of the annual incentive plan, it generally only does so with respect to new hire or promotional awards. No discretionary bonuses were awarded to the NEOs in fiscal 2014.

Long-Term Incentive Compensation

Our policy is that the long-term compensation of our NEOs and other executive officers should be directly linked to the value provided to our stockholders and that long-term compensation should incentivize our executives to increase stockholder value. In addition, we believe that the design of long-term incentives should be readily understood by participants and should provide retention incentives for the executives to remain employed by IGT. The Company’s equity incentive program has (as described in our past proxy statements) evolved over the last several years, and based on recommendations of FW Cook, was most recently modified in fiscal 2013.

Fiscal 2014 Long-Term Incentives

Our annual grants to our NEOs for fiscal 2014 continued to consist of a mix of 60% performance-based RSUs (vesting based on a combination of EPS and Relative TSR) and 40% time-based RSUs. We believe the fiscal 2014 performance-based RSUs continue to enhance the Company’s pay-for-performance philosophy by linking a greater portion of each NEO’s potential long-term incentives to specific performance goals. We also believe that using multiple performance criteria to determine vesting of the awards (as we do to determine payouts under our annual bonus plan) provides a stronger indicator of Company achievement than using a single performance metric. EPS is used because we believe it is a key indicator of operational performance and frequently used by investors and Relative TSR further enhances the focus on stockholder value creation. These metrics are also distinct from the metrics applied under our annual bonus plan.

The fiscal 2014 performance-based RSUs awarded to each NEO will vest as follows: 67% of the target number of the NEO’s RSUs covered by the award will vest based on the two-year performance period consisting of the Company’s 2014 and 2015 fiscal years; and the remaining 33% of the target number of the NEO’s RSUs covered by the award will vest based on the three-year performance period consisting of the Company’s 2014, 2015 and 2016 fiscal years. The use of two performance periods is intended to help smooth the transition from time-based vesting awards (which generally have multiple vesting dates) to the inclusion of performance-based RSUs as a greater component of our annual long-term incentive awards for our NEOs.

The payout for each performance period under the fiscal 2014 performance-based RSUs will be based on (1) IGT’s average EPS growth during the applicable performance period compared to a pre-established scale and (2) adjusted up or down based on IGT’s TSR performance relative to our peer group. The payout scale for EPS will range from 0 to 150% of the target number of RSUs covered by the award corresponding to that particular performance period. Once the payout has been determined based on the EPS scale, the actual number of units payable will be adjusted up or down (by increasing or decreasing the number of units by up to 33% of the number of units determined by first applying the EPS scale) based on the Company’s Relative TSR performance for the applicable performance period (relative to the TSRs for the performance period of the companies included in the Company’s peer group of companies identified above). For purposes of these awards, the average EPS growth payout scale and the scale for determining the Relative TSR modifier are as follows:

Average EPS Growth Payout Scale		TSR Percentile Scale
Average EPS Growth for the Performance Period	Payout Percentage	TSR Percentile for the Performance Period	Modifier Percentage
Less than 5%	0%	Less than 25%	-33%
5%	25%	25%	-33%
6%	40%	30%	-26%
7%	55%	35%	-20%
8%	70%	40%	-13%
9%	85%	45%	-7%
10%	100%	50%	0%
11%	110%	55%	7%
12%	120%	60%	13%
13%	130%	65%	20%
14%	140%	70%	26%
15% or Greater	150%	75% or Greater	33%

For average EPS growth or TSR percentile results between two points in the preceding table, the actual payout percentage will be determined on a linear basis between the two closest points based on the actual average EPS growth or TSR percentile performance achieved.

For example, if the Company’s average EPS growth during the applicable performance period is 11%, and the Company’s Relative TSR for that performance period is in the 60th percentile, the portion of the target number of an NEO’s performance-based RSUs corresponding to that performance period that would be eligible to vest (subject to continued employment) would be 124.3% (110% based on average EPS growth for the performance period of 11%, multiplied by a factor of 1.13 for the 13% modifier percentage corresponding to Relative TSR for the performance period at the 60th percentile).

Accordingly, the effect of the EPS scale and the Relative TSR modifier is that a recipient of a fiscal 2014 performance-based RSU award will have the potential to earn between 0% and 200% of the target number of RSUs corresponding to a particular performance period (note that the actual number of RSUs subject to each award at the “maximum” level is slightly less than 200% of the RSUs subject to the award at the “target” level due to rounding conventions used in the vesting provisions of the award).

The design and metrics selected are intended to provide alignment between the benefit realized by the executive from the award and our internal financial performance and investors’ returns. Except as described below under the heading “Potential Payments Upon Termination or Change in Control,” vesting of the performance-based RSUs is generally subject to the continued employment of the executive with IGT through the corresponding performance period. The 2014 performance-based RSUs provide that, for purposes of determining EPS under the award, the Compensation Committee will adjust the Company’s EPS for the applicable fiscal year to eliminate the financial statement impact of (1) employee retention and earn-out costs that result from mergers and acquisitions, (2)

divestitures, (3) any new changes in applicable accounting standards announced during the year, (4) the dispositions or impairments of long-lived assets (excluding gaming operations equipment), (5) early extinguishment of debt and debt related instruments, and (6) natural disasters and related insurance recoveries.

The number of shares of Company common stock covered by our fiscal 2014 equity awards to our NEOs are as follows:

Name	Performance-Based RSU Award (at “target” performance)	Time-Based RSU Award
Patti S. Hart	293,658	195,838
John M. Vandemore	55,061	36,720
Eric A. Berg	36,707	24,480
Eric P. Tom	55,061	36,720
Paul C. Gracey, Jr.	22,024	14,688

Based on an analysis provided by FW Cook (based on public information at the time the Compensation Committee approved the fiscal 2014 equity awards for our NEOs), the grant date fair value of the equity awards granted to Mr. Vandemore in fiscal 2014 generally approximated the median for similar positions at our peer group of companies, the grant date fair values of the equity awards granted to Mr. Berg, Mr. Tom and Mr. Gracey in fiscal 2014 were less than the 50th percentile for similar positions at our peer group of companies, and the grant date fair value of the equity awards granted to Ms. Hart in fiscal 2014 was between the 50th percentile and the 75th percentile for similar positions at our peer group of companies. Based on its subjective assessment of the factors noted above under “Executive Compensation Decisions,” the Compensation Committee believed that these grant levels were appropriate and competitive. The Compensation Committee believed that it was appropriate for Ms. Hart’s level to exceed the median for similar positions at our peer group of companies based on its subjective assessment of her significant experience and leadership.

Fiscal 2014 Tranche of the Fiscal 2012 Long-Term Incentives

The Company’s annual equity awards granted in fiscal 2012 to Ms. Hart and Mr. Berg included performance-based RSUs (the “2012 Performance-Based RSUs”). These awards were separated into three equal tranches (2012, 2013 and 2014), and the vesting of each tranche is dependent upon performance targets established by the Compensation Committee on an annual basis at the start of the corresponding year. Since the performance targets are established each year (as opposed to all at the time of grant), for accounting purposes, each of these awards is treated as three separate annual grants (i.e., the fiscal 2012 tranche was treated as an award in fiscal 2012, the fiscal 2013 tranche was treated as an award in fiscal 2013, and the fiscal 2014 tranche is treated as an award for fiscal 2014). Accordingly, the Summary Compensation Table and the Grants of Plan-Based Awards — Fiscal 2014 table, below, each treat the 2014 tranche of the 2012 Performance-Based RSUs as an award in, and as compensation for, fiscal 2014.

Vesting of the 2012 Performance-Based RSUs is also generally subject to the continued employment of the executive with IGT during the applicable performance period and through the applicable vesting date. The payout is all-or-nothing at each vesting date (meaning there is no partial vesting of the RSUs that relate to performance for a particular fiscal year for performance short of the applicable performance target for that year). Upon achievement of the performance target for a given year, vesting will occur for the applicable portion of the award (the one-third portion of the total award corresponding to that year, plus, as described below, any one-third portion carried over from the previous year). Upon vesting of an RSU award, the award holder is paid one share of IGT common stock for each vested unit.

Any portion of an award not earned in a given year due to failure to achieve the applicable performance target for such year will be carried over once to the subsequent year and may be earned upon achievement of the target for such subsequent year. The carried-over portion is forfeited if the applicable performance target is not achieved in the immediately following year. With respect to the one-third portion of the award subject to performance in the third and final year of an award, such portion may be carried over to a fourth year in the event the performance measure applicable to such portion of the award is not achieved in the third year. The 2012 Performance-Based RSUs provide that the Compensation Committee will adjust financial results (or the performance targets, as the case may be) to preserve the incentives intended at the time of grant of the award and address the potential impact of any changes in applicable accounting rules and significant transactions that may occur during the year.

For each tranche of the 2012 Performance-Based RSUs, the Compensation Committee selected “free cash flow” (before dividends) as the performance target metric. This metric was selected because we consider free cash flow (before dividends) a relevant measure in determining the success of our business. For fiscal 2014 performance, the target was $379 million, but our actual free cash flow (before dividends) did not meet that target. Accordingly, the fiscal 2014 tranche of the 2012 Performance-Based RSUs did not vest in fiscal 2014, but will roll-over and be eligible for vesting in 2015 upon achievement of a free cash flow target set for fiscal 2015.

Employment Agreement with Ms. Hart

On November 14, 2013, the Compensation Committee approved a new employment agreement with Ms. Hart, replacing Ms. Hart’s March 2009 employment agreement. Ms. Hart did not receive a base salary increase, or a target bonus increase, in connection with the new employment agreement. There were changes to the termination of employment provisions reflected in the new employment agreement when compared with Ms. Hart’s March 2009 employment agreement. The Compensation Committee believes that these provisions, which were negotiated with Ms. Hart, are in line with competitive practices for similar positions at our peer group of companies. Ms. Hart’s employment agreement is summarized below under the “Potential Payments Upon Termination or Change in Control” sections of this Amendment No. 1.

Executive Transition Agreements

On January 13, 2014, the Compensation Committee approved new executive transition agreements with Mr. Vandemore, Mr. Berg, Mr. Tom and Mr. Gracey. The new executive transition agreements replace each executive’s prior executive transition agreement with IGT. The new executive transition agreements with Mr. Vandemore, Mr. Berg, Mr. Tom and Mr. Gracey are summarized below under the “Potential Payments Upon Termination or Change in Control” section of this Amendment No. 1.

Retention Plan

On August 18, 2014 the Compensation Committee approved a retention bonus plan which provides employees with cash bonuses if they remain employed through the earlier of the Merger or termination of the Merger Agreement. The retention plan and the amount of bonuses payable to each of our NEOs is summarized below under the “Potential Payments Upon Termination or Change in Control” section of this Amendment No. 1.

Other Benefits and Policies

Deferred Compensation Opportunities

Under our Nonqualified Deferred Compensation Plan, which is generally available to our more highly compensated employees (including our NEOs), eligible employees may elect to defer payment to a later payment date of up to 50% of their annual base salaries and annual incentive bonuses. This deferral opportunity provides a tax planning opportunity to our executives. Please see the “Nonqualified Deferred Compensation — Fiscal 2014” section below for a description of these benefits.

Benefits Programs

With the exception of our Nonqualified Deferred Compensation Plan and limited perquisites reported and described in the Summary Compensation Table below, the Company provides executives with the same benefit plans offered to our employees generally. During 2014, the CEO and other NEOs were eligible for the Company’s Profit Sharing (401(k)) plan and our Employee Stock Purchase Plan (“ESPP”). The 401(k) plan allows eligible employees to contribute up to 40% of their base pay up to certain IRS prescribed limits. In fiscal 2014, IGT matched 100% of an employee’s salary deferral contributions to the 401(k) plan, up to the first 1% of the employee’s compensation, plus

50% of salary deferral contributions that exceed 1% of the employee’s compensation but do not exceed 6% of the employee’s compensation. Our ESPP provides eligible employees an opportunity to purchase a limited number of shares of IGT common stock at a discount, subject to the terms and limits of the plan and under the Internal Revenue Code. IGT does not maintain any defined benefit pension or supplemental pension programs for its executive officers.

Severance and Other Benefits upon Termination of Employment

We believe that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. In addition, severance protections in a change-in control context help ensure leadership continuity and appropriate behaviors during a time of transition, including a sustained focus on the best interests of stockholders and the Company. Accordingly, we provided severance protections for Ms. Hart in her employment agreement and for the other NEOs in executive transition agreements, and in the terms and conditions of certain equity awards granted to them. The retention plan and the amount of bonuses payable to each of our NEOs is summarized below under the “Potential Payments Upon Termination or Change in Control” section below.

For a more detailed description of the terms of these arrangements, as well as a description of the terms of a new employment agreement entered into with Ms. Hart in November 2013, please refer to “Potential Payments Upon Termination or Change in Control” below.

Stock Ownership Guidelines, Clawback Policy, No Pledging Policy

We maintain Executive Officer Equity Holding Guidelines, an Executive Compensation Recoupment Policy, and a policy against members of the Board and IGT executives pledging IGT securities (except pursuant to equity awards granted by IGT or in accordance with the terms of IGT’s employee benefit plans).

Tax Considerations

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. As one of the factors in its consideration of compensation matters, the Compensation Committee also considers the anticipated tax treatment to IGT and to the executives of various payments and benefits, including the effect of Section 162(m). The Compensation Committee retains discretion, however, to implement executive compensation programs that may not be deductible under Section 162(m) if the Compensation Committee believes the programs are nevertheless appropriate to help achieve our primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of IGT and our stockholders.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Amendment No. 1. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Amendment No. 1 to be filed with the SEC.

COMPENSATION COMMITTEE

Greg Creed, Chair
Paget L. Alves
Tracey D. Weber

Unless IGT specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Compensation Committee Interlocks and Insider Participation

Mr. Alves, Mr. Creed, and Ms. Weber each served on the Compensation Committee during fiscal 2014. None of these directors is or has been a former or current executive officer or employee of IGT or had any relationships requiring disclosure by IGT under Item 404 of Regulation S-K promulgated by the SEC. None of IGT’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during fiscal 2014.

Compensation of Named Executive Officers

The Summary Compensation Table quantifies the value of the different forms of compensation earned by or awarded to our NEOs for fiscal 2014, 2013 and 2012. The primary elements of each NEO’s total compensation reported in the table are base salary, an annual bonus (non-equity incentive plan compensation), and long-term equity incentives consisting of time- and performance-based RSUs. Our NEOs also received the other benefits listed in column (i) of the Summary Compensation Table, as further described in the footnotes to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each NEO’s base salary and annual bonus is provided immediately following the Summary Compensation Table. The Grants of Plan-Based Awards-Fiscal 2014 table and the accompanying description of the material terms of the RSU awards granted during fiscal 2014 provide information regarding the long-term equity incentives awarded to our NEOs in fiscal 2014. The Outstanding Equity Awards at Fiscal 2014 Year-End and Option Exercises and Stock Vested-Fiscal 2014 tables provide further information on the NEOs’ potential realizable value and actual value realized with respect to their equity awards.

Summary Compensation Table

The following table presents information regarding compensation of each of our NEOs for services rendered during fiscal 2014, 2013 and 2012.

(a) Name and Principal Position	(b) Fiscal Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Stock Awards ($)(2)	(f) Option Awards ($)(3)	(g) Non-Equity Incentive Plan Compensation ($)	(i) All Other Compensation ($)(4)	(j) Total ($)
Patti S. Hart	2014	1,000,000	—	8,301,913	89,508	1,144,500	15,214	10,551,135
Chief Executive Officer	2013	1,000,000	—	5,209,103	—	1,434,000	16,611	7,659,714
	2012	955,385	—	3,445,000	—	1,564,500	34,254	5,999,139
John M. Vandemore	2014	423,269	—	1,500,007	—	322,954	33,444	2,279,674
Chief Financial Officer and	2013	350,000	—	1,260,002	—	334,600	12,918	1,957,520
Treasurer	2012	215,385	150,000	598,733	—	365,050	87,720	1,416,888
Eric P. Tom	2014	408,000	—	1,500,007	28,875	233,478	17,124	2,187,484
Executive Vice President,	2013	408,000	—	899,991	—	292,536	20,568	1,621,095
Global Sales	2012	406,215	—	750,000	—	319,158	9,017	1,484,390
Eric A. Berg(5)	2014	450,000	—	1,075,966	18,750	257,513	15,488	1,817,717
Chief Operations	2013	450,000	—	1,010,454	—	322,650	84,245	1,867,349
Officer	2012	450,000	—	866,663	—	430,241	258,435	2,005,339
Paul C. Gracey, Jr.	2014	335,000	—	599,996	—	191,704	19,795	1,146,495
General Counsel and Secretary	2013	335,000	75,000	1,023,496	—	240,195	178,446	1,852,137

(1)          As described in the CD&A above, the NEOs’ annual bonuses consist of a cash bonus pursuant to each executive’s annual incentive award. The threshold, target and maximum amounts for each NEO’s annual incentive award are reported in the Grants of Plan-Based Awards table below. For each fiscal year in the table above, the actual amounts awarded to each NEO under the bonus program are reflected in column (g) above.

(2)          The amounts reported in columns (e) and (f) of the table above for each fiscal year reflect the aggregate grant date fair value of the stock awards and option awards, respectively, granted to our NEOs during the fiscal year, as computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”) disregarding any estimate of forfeitures related to service-based vesting conditions. For a discussion of the assumptions and methodologies used to value the awards reported in columns (e) and (f) of the table above, please see the discussion under Note 1 Summary of Significant Accounting Policies — Share based Compensation contained in Item 8 of this Amendment No. 1 For information about the stock awards granted to our NEOs in fiscal 2014, please see the discussion under “Grants of Plan-Based Awards — Fiscal 2014” below.

As described in the CD&A above, the 2012 Performance-Based RSUs are subject to performance vesting requirements over fiscal 2012, fiscal 2013 and fiscal 2014, with such performance goals being established at the beginning of these years, and with the total number of units approved by the Compensation Committee for the awards divided into three tranches, each covering one-third of the total number of units subject to the award and each corresponding to one of the three years in the performance period. For purposes of our accounting and under applicable SEC rules, each of these grants is treated as three separate annual grants (corresponding to the three years in the performance period, with one-third of the total number of RSUs covered by the award considered to have been granted in each of fiscal 2012, fiscal 2013, and fiscal 2014).

Also as described in the CD&A above, the Company awarded performance-based RSUs to the NEOs in fiscal 2014 with a “target” number of shares subject to the awards and with the ultimate payout under the awards ranging from 0% to 200% of the targeted level dependent upon actual performance (note that the actual number of shares subject to each award at the “maximum” level is slightly less than 200% of the shares subject to the award at the “target” level due to rounding conventions used in the vesting provisions of the award).

In accordance with applicable SEC rules, column (e) of the table above includes the grant date fair values of the time-based RSUs awarded in that fiscal year and the grant date fair values of one-third of the total number of 2012 Performance-Based RSUs (the portion of the units covered by each such grant that was eligible to vest based on the Company’s performance in that fiscal year), the grant date fair values (based on the “target” level of performance, which was the performance outcome we originally judged to be probable as of the grant date of the awards) of the performance-based RSUs awarded in each fiscal year and any incremental fair value of the one-third of the total number of 2012 Performance-Based RSUs that vested based on the Company’s performance as a result of a modification of the awards in a later fiscal year.

The following table presents the grant date fair value of the 2014 performance-based RSUs under two sets of assumptions: (a) assuming that the “target” level of performance would be achieved, which we originally judged to be the probable outcome, and (b) assuming the maximum payout of the awards (approximately 200% of the targeted level).

2014 Performance-Based RSUs

Name	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
Patti S. Hart	4,799,996	7,199,994
John M. Vandemore	900,002	1,350,003
Eric P. Tom	900,002	1,350,003
Eric A. Berg	599,996	899,994
Paul C. Gracey, Jr.	359,994	539,991

As described in the CD&A above, the performance-based vesting conditions applicable to these awards include (a) a Company EPS growth component, and (b) a Company Relative TSR component. In accordance with applicable accounting rules, the impact of the Relative TSR component is taken into account in both the presentation based on probable outcome and the presentation based on maximum performance. Accordingly, the maximum payout of the awards presented above is approximately 150% of the corresponding aggregate grant date fair value based on probable outcome to reflect the maximum 150% payout that may result from applying the Company EPS growth component of the awards.

As described in the CD&A above, each tranche of the 2012 Performance-Based RSUs vests on an all-or-nothing basis. Accordingly, the grant date fair value of each tranche of these awards is presented assuming that that applicable performance condition is satisfied and there is no distinction between target and maximum levels of performance.

(3)         No options were granted in Fiscal 2014. Reflects the incremental fair value computed in accordance with ASC 718 with respect to the modification of outstanding options that occurred as a result of increasing the exercise period of the options by one year from termination under Ms. Hart’s employment agreement and the other NEOs’ executive transition agreements.

(4)         The following table provides detail on the amounts reported for fiscal 2014 in the “All Other Compensation” column of the Summary Compensation Table above for each NEO:

Name	401(k) Matching &Profit Sharing Contribution ($)	Life Insurance Premiums ($)	Relocation Expenses ($)	Club Membership Dues ($)	Total ($)
Patti S. Hart	9,444	5,770	—	—	15,214
John M. Vandemore	8,337	2,847	22,260	—	33,444
Eric P. Tom	9,378	5,308	—	2,438	17,124
Eric A. Berg	11,867	546	—	3,075	15,488
Paul C. Gracey, Jr.	10,638	3,480	—	5,677	19,795

(5)         Mr. Berg resigned effective October 15, 2014.

Grants of Plan-Based Awards

The following table presents information regarding the incentive awards granted to our NEOs for fiscal 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			(i) All Other Stock Awards: Number of Shares	(j) All Other Option Awards: Number of Securities	(k) Exercise or Base Price of	(l) Grant Date Fair Value of Stock and
(a) Name	(b) Grant Date	(c) Threshold ($)	(d) Target ($)	(e) Maximum ($)	(f) Threshold (#)	(g) Target (#)	(h) Maximum (#)	of Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)(2)
Patti S. Hart	N/A(1)	—	1,500,000	3,000,000	—	—	—	—	—	—	—
	11/14/2013	—	—	—	—	17,412	17,412	—	—	—	301,924
	12/13/2013	—	—	—	—	293,658	585,848	—	—	—	4,799,996
	12/13/2013	—	—	—	—	—	—	195,838	—	—	3,199,993
	11/14/2013	—	—	—	—	—	—	—	40,000	36.43	6,243
	11/14/2013	—	—	—	—	—	—	—	24,000	39.95	2,483
	11/14/2013	—	—	—	—	—	—	—	11,000	47.12	1,055
	11/14/2013	—	—	—	—	—	—	—	496,278	9.12	—
	11/14/2013	—	—	—	—	—	—	—	275,855	18.97	34,263
	11/14/2013	—	—	—	—	—	—	—	353,000	14.01	45,464
John M. Vandemore	N/A(1)	—	423,269	846,538	—	—	—	—	—	—	—
	12/13/2013	—	—	—	—	55,061	109,847	—	—	—	900,002
	12/13/2013	—	—	—	—	—	—	36,720	—	—	600,005
Eric P. Tom	N/A(1)	—	306,000	612,000	—	—	—	—	—	—	—
	12/13/2013	—	—	—	—	55,061	109,847	—	—	—	900,002
	12/13/2013	—	—	—	—	—	—	36,720	—	—	600,005
	1/13/2014	—	—	—	—	—	—	—	25,412	20.42	4,759
	1/13/2014	—	—	—	—	—	—	—	57,470	18.97	9,974
	1/13/2014	—	—	—	—	—	—	—	26,613	19.23	3,208
	1/13/2014	—	—	—	—	—	—	—	141,000	14.01	10,934
Eric A. Berg	N/A(1)	—	337,500	675,000	—	—	—	—	—	—	—
		—	—	—	—	4,381	4,381	—	—	—	75,967
	12/13/2013	—	—	—	—	36,707	73,230	—	—	—	599,996
	12/13/2013	—	—	—	—	—	—	24,480	—	—	400,003
	1/13/2014	—	—	—	—	—	—	—	91,092	18.95	18,750
Paul C. Gracey, Jr.	N/A(1)	—	251,250	502,500	—	—	—	—	—	—	—
	12/13/2013	—	—	—	—	22,024	43,938	—	—	—	359,994
	12/13/2013	—	—	—	—	—	—	14,688	—	—	240,002

(1)         Represent the target and maximum for each NEO’s fiscal 2014 annual incentive bonus opportunity as described under “Annual Incentive Bonuses” in the CD&A above. There is no threshold amounts for these awards.

(2)         The amounts reported in column (l) of the table reflect the aggregate grant date fair value of the awards as determined under the principles used to calculate the value of equity awards for purposes of our consolidated financial statements. For the assumptions and methodologies used to value the awards please see footnote (2) to the Summary Compensation Table above.

Description of Plan-Based Awards

Non-Equity Incentive Plan Awards

The material terms of each of the “Non-Equity Incentive Plan Awards” reported in the Grants of Plan-Based Awards-Fiscal 2014 table above are described in the CD&A under the heading “Fiscal 2014 Executive Compensation Decisions—Annual Incentive Bonuses.”

Equity Incentive Plan Awards

Each of the equity-based awards reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of our 2002 Stock Incentive Plan, as amended (the “SIP”). The SIP is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a NEO upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

•                  Restricted Stock Units.  An RSU represents a contractual right to receive one share of our common stock if the applicable vesting requirements are satisfied. Prior to the time the units become vested, the holder of RSUs does not have rights to receive dividends with respect to the shares subject to the RSU award.

•                  Fiscal 2012 Performance-Based Restricted Stock Units.  Column (g) of the table above includes the portion of the 2012 Performance-Based RSUs that are eligible to vest with respect to performance in fiscal 2014. The material terms of each of these awards are described in the CD&A under the heading “Long-Term Incentive Compensation — Fiscal 2014 Tranche of the Fiscal 2012 Long-Term Incentives.”

•                  Fiscal 2014 Performance-Based Restricted Stock Units.  Columns (g) and (h) of the table above include awards of performance-based RSUs granted to our NEOs in fiscal 2014 based on achievement of target and maximum performance levels with respect to the awards, respectively. The material terms of each of these awards are described in the CD&A under the heading “Long-Term Incentive Compensation — Fiscal 2014 Long-Term Incentives.”

•                  Time-Based Restricted Stock Units.  Column (i) of the table above reports awards of time-based RSUs granted to our NEOs in fiscal 2014 that vest solely on the executive’s continued employment or service with us. Each of these awards of time-based RSUs is scheduled to vest in equal annual installments on each of the first four anniversaries of the grant date, provided that the executive continues to be employed with us through the applicable vesting date.

•                  Severance and Change in Control Provisions.  Special severance and change in control provisions applicable to the Company’s RSUs awarded to the NEOs are described below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal 2014 Year-End

The following table presents information regarding the outstanding equity awards held by each of the NEOs as of the last day of fiscal 2014, including the vesting dates for the portions of these awards that had not vested as of that date.

Option Awards

(a) Name	Option Grant Date	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable		(e) Option Exercise Price ($)	(f) Option Expiration Date
Patti S. Hart	6/15/2006	40,000	—		36.43	6/15/2016
	3/6/2007	24,000	—		39.95	3/6/2017
	2/27/2008	11,000	—		47.12	2/27/2018
	3/20/2009	496,278	—		9.12	3/20/2019
	12/2/2009	275,855	—		18.97	12/2/2019
	10/4/2010	264,750	88,250	(1)	14.01	10/4/2020

John M. Vandemore	N/A	—	—		—	—

Eric P. Tom	8/3/2009	19,588	—		20.42	8/3/2019
	8/3/2009	25,412	—		20.42	8/3/2019
	12/2/2009	57,470	—		18.97	12/2/2019
	6/14/2010	26,613	—		19.23	6/14/2020
	10/4/2010	105,750	35,250	(1)	14.01	10/4/2020

Eric A. Berg(3)	7/28/2011	15,831	5,277	(2)	18.95	7/28/2021
	7/28/2011	68,319	22,773	(2)	18.95	7/28/2021

Paul C. Gracey, Jr.	N/A	—	—		—	—

(1)         Unvested portion vested in full on October 4, 2014.

(2)         Unvested portion vests in full on July 28, 2015.

(3)         Mr. Berg resigned effective October 15, 2014 and forfeited all unvested awards that did not vest pursuant to the terms of his executive transition agreement.

Stock Awards

(a) Name	Award Grant Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)		(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Patti S. Hart	12/16/2011	105,229	(2)	1,782,579	—		—
	12/16/2011	—		—	17,412	(3)	294,959
	12/13/2012	103,471	(4)	1,752,799	—		—
	12/13/2012	—		—	176,968	(5)	2,997,838
	12/13/2013	195,838	(6)	3,317,496	—		—
	12/13/2013	—		—	293,658	(5)	4,974,567

John M. Vandemore	2/17/2012	21,097	(7)	357,383	—		—
	12/13/2012	27,333	(4)	463,021	—		—
	12/13/2012	—		—	46,746	(5)	791,877
	12/13/2013	36,720	(6)	622,037	—		—
	12/13/2013	—		—	55,061	(5)	932,733

Eric P. Tom	12/16/2011	24,818	(2)	420,417	—		—
	12/13/2012	19,523	(4)	330,720	—		—
	12/13/2012	—		—	33,390	(5)	565,627
	12/13/2013	36,720	(6)	622,037	—		—
	12/13/2013	—		—	55,061	(5)	932,733

Eric A. Berg(10)	7/28/2011	9,092	(8)	154,018	—		—
	12/16/2011	26,473	(2)	448,453	—		—
	12/16/2011	—		—	4,381	(3)	74,214
	12/13/2012	19,523	(4)	330,720	—		—
	12/13/2012	—		—	33,390	(5)	565,627
	12/13/2013	24,480	(6)	414,691	—		—
	12/13/2013	—		—	36,707	(5)	621,817

Paul C. Gracey, Jr.	11/16/2012	32,637	(9)	552,871	—		—
	12/13/2012	21,693	(4)	367,479	—		—
	12/13/2012	—		—	6,183	(5)	104,740
	12/13/2013	14,688	(6)	248,815	—		—
	12/13/2013	—		—	22,024	(5)	373,087

(1)         The dollar amounts shown in columns (h) and (j) are determined by multiplying (x) the number of shares or units reported in columns (g) and (i), respectively, by (y) $16.94 (the closing price of our common stock on the last trading day of fiscal 2014).

(2)         Awards vest in two installments on December 16, 2014 and December 16, 2015.

(3)         As described in the CD&A above, these are the 2012 Performance —Based RSU awards subject to performance vesting requirements over fiscal 2012, fiscal 2013 and fiscal 2014, with such performance goals being established at the beginning of these years. For accounting purposes each of these grants is treated as three separate annual grants. The amount is the remaining portion of the awards eligible to vest following the end of fiscal 2014.

(4)         Award vests in three installments on December 13, 2014, December 13, 2015 and December 13, 2016.

(5)         As described in the CD&A above, these RSU awards are subject to performance vesting requirements with a “target” number of shares subject to the awards and with the ultimate payout under the awards ranging from 0% to 200% of the targeted level dependent upon actual performance (note that the actual number of shares subject to each awards at the “maximum” level is slightly less than 200% of the shares subject to the award at the “target” level due to rounding conventions used in the vesting provisions of the award). In accordance with applicable SEC rules, the table above presents the total number of RSUs subject to each grant that would vest assuming that the “target” level of performance would be achieved.

(6)         Award vests in four installments on December 13, 2014, December 13, 2015, December 13, 2016 and December 13, 2017.

(7)         The unvested portion of this award is scheduled to vest in two installments on February 17, 2015 and February 17, 2016.

(8)         The unvested portion of this award is scheduled to vest on July 28, 2015.

(9)         The unvested portion of this award is scheduled to vest in three installments on November 16, 2014, November 16, 2015 and November 16, 2016.

(10)  Mr. Berg resigned effective October 15, 2014 and forfeited all unvested awards that did not vest pursuant to the terms of his executive transition agreement.

Option Exercises and Stock Vested — Fiscal 2014

The following table presents information regarding the exercise of stock options by the NEOs during fiscal 2014, and on the vesting of other stock awards during fiscal 2014 that were previously granted to the NEOs.

	Option Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)(1)	(d) Number of Shares Acquired on Vesting (#)	(e) Value Realized on Vesting ($)(1)
Patti S. Hart	—	—	496,079	9,215,347
John M. Vandemore	—	—	19,659	315,157
Eric P. Tom	—	—	179,479	3,366,698
Eric A. Berg	—	—	33,214	576,456
Paul C. Gracey, Jr.	—	—	18,109	318,871

(1)         Based on the closing price on the date of exercise or vesting, as applicable.

Fiscal 2013-2014 Tranche of the Fiscal 2013 Performance Based Long-Term Incentives

The performance-based RSUs granted to our NEOs in fiscal 2013 use EPS growth and Relative TSR as the relevant performance measures.  67% of the target number of the NEO’s RSUs covered by the awards were eligible to vest following fiscal 2014 based on performance over the Company’s 2013 and 2014 fiscal years.  Based on the Company’s average EPS growth of 9.5%, and TSR percentile relative to the Company’s peer group of 32% during this two-year performance period, the fiscal 2013-2014 tranche of the fiscal 2013 performance-based RSUs vested at 69.92%.

Nonqualified Deferred Compensation

Under our Deferred Compensation Plan, the NEOs and certain other eligible employees generally may elect to receive a portion of their compensation reported in the Summary Compensation Table above on a deferred basis. Under the plan, each participant may elect to defer up to 50% of his or her base salary, bonuses, and any commissions he or she may earn. In addition, IGT may make discretionary contributions each year to participants’ accounts under the Deferred Compensation Plan. Participants become vested in any contributions by IGT that are credited to their accounts under the Deferred Compensation Plan (and earnings on those contributions) after completing seven years of service, or upon death or a change in control of IGT.

Participants in the Deferred Compensation Plan may elect among the investment funds offered under the plan for purposes of determining the earnings on their plan accounts. Subject to applicable tax laws, amounts deferred under the plan are generally distributed on termination of the participant’s employment, although participants may elect an earlier distribution date. Distributions are generally paid in a lump sum, but participants who terminate employment after age 55 may receive payment in annual installments if they so elect at the time they commence participating in the plan.

No NEO participated in or had any benefits under the Deferred Compensation Plan at any time during fiscal 2014.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to the NEOs in connection with a termination of their employment with IGT and/or a change in control of IGT.

Patti S. Hart

As noted above under the “ Employment Agreement with Ms. Hart” section of the CD&A, in November 2013, we entered into a new employment agreement with Ms. Hart, which replaced Ms. Hart’s March 2009 employment agreement.

Cash Severance.  Ms. Hart’s employment agreement provides for certain benefits to be paid to Ms. Hart in connection with a termination of her employment with IGT under certain circumstances. If Ms. Hart’s employment is terminated due to her death or disability (as defined in the new employment agreement), Ms. Hart will be entitled to the following benefits: (1) a severance benefit equal to one times her base salary (at the highest annualized rate in effect at any time during the employment term); (2) a pro-rata portion of her annual incentive bonus for the year of the termination, based on the number of days Ms. Hart was employed by IGT during the fiscal year in which the termination of employment occurs; and (3) reimbursement by IGT of her premiums for continued health coverage under COBRA for 12 months following her termination (but only in the event the termination of Ms. Hart’s employment is due to her disability). If Ms. Hart’s employment is terminated either by IGT without cause (as defined in the employment agreement) or by Ms. Hart for good reason (as defined in the employment agreement), Ms. Hart will be entitled to the following benefits: (1) a severance benefit equal to one times (two times if the termination of employment occurs upon or within 18 months following certain changes in control of IGT (defined in the employment agreement as the “protected period”)) the sum of (a) her base salary (at the highest annualized rate in effect at any time during the employment term) plus (b) her target bonus amount; (2) a pro-rata portion of her annual incentive bonus for the year of the termination, based on the number of days Ms. Hart was employed by IGT during the fiscal year in which the termination of employment occurs; and (3) reimbursement by IGT of her premiums for continued health coverage under COBRA for 12 months (24 months if the termination of employment occurs upon or within the protected period) following her termination. The cash severance benefits described above are payable in a single lump sum in the month that includes the 60th day following her termination of employment. IGT’s obligation to make these severance payments under the employment agreement is contingent on Ms. Hart’s executing a release of claims in favor of IGT at the time of her termination and on her compliance with certain restrictive covenants in favor of IGT following termination as described below.

Equity Awards.  Outstanding equity-based awards held by Ms. Hart may accelerate in connection with a change in control of IGT under the terms of our SIP as noted below. Pursuant to the terms of Ms. Hart’s employment agreement, in the event Ms. Hart’s employment is terminated due to her death or disability, Ms. Hart will be entitled to certain vesting of her outstanding equity-based awards as follows:

•                  Accelerated vesting of any unvested awards subject to only time-based vesting conditions (“time-based awards”) to the extent the time-based awards were otherwise scheduled to vest within the same calendar year as the termination of Ms. Hart’s employment or in the following two calendar years;

•                  As to unvested equity awards subject to any performance-based vesting conditions (“performance-based awards”), the performance conditions will be deemed satisfied at the “target” level of performance and the payout of the award will be pro-rated based on the portion of the performance period that Ms. Hart was employed by IGT (for purposes of calculating the pro-ration, however, Ms. Hart’s employment will be deemed to have ended at the end of the second calendar year following the calendar year in which her employment by IGT terminates); and

•                  Any stock options granted to Ms. Hart by IGT and that are outstanding and vested as of the date Ms. Hart’s employment by IGT terminates will continue to be exercisable for one year following such termination (subject to the maximum term of the award).

Ms. Hart’s employment agreement also provides that, in the event Ms. Hart’s employment is terminated either by IGT without cause or by Ms. Hart for good reason, Ms. Hart will be entitled to certain vesting of her outstanding equity-based awards as follows:

•                  Accelerated vesting of any time-based awards to the extent the time-based awards were otherwise scheduled to vest within the same calendar year as the termination of Ms. Hart’s employment or in the following calendar year, except that the awards will fully vest if the termination of employment occurs within a protected period;

•                  As to unvested IGT equity awards subject to any performance-based vesting conditions, if the termination of employment occurs outside of a protected period, the performance-based vesting condition(s) will continue to apply to the award and the payout of the award (subject to the applicable performance condition(s) being satisfied) will be pro-rated based on the portion of the performance period that Ms. Hart was employed by IGT (for purposes of calculating the pro-ration, however, Ms. Hart’s employment will be deemed to have ended at the end of the calendar year following the calendar year in which her employment by IGT terminates);

•                  As to unvested IGT equity awards subject to any performance-based vesting conditions, if the termination of employment occurs within a protected period, the award will be paid (with no pro-ration) as though the performance conditions were satisfied at the “target” level of performance; and

•                  Any stock options granted to Ms. Hart by IGT that are outstanding and vested as of the date Ms. Hart’s employment by IGT terminates will continue to be exercisable for one year (two years if the termination of employment occurs within a protected period) following such termination (subject to the maximum term of the award).

Ms. Hart’s employment agreement provides that she will remain eligible for any greater vesting of her equity-based awards that may be provided for in the circumstances pursuant to the terms of the award.

Restrictive Covenants.  Pursuant to the terms of Ms. Hart’s employment agreements, she has agreed not to disclose any confidential information of IGT at any time during or after her employment with IGT. Ms. Hart has also agreed that she remains subject to the noncompetition provisions included in any equity award agreement evidencing an equity award granted by IGT to her. In addition, Ms. Hart has agreed that, for a period of 12 months following a termination of her employment with IGT (24 months if her employment is terminated within a protected period and she is entitled to the severance benefits under her new employment agreement in connection with a termination of her employment by IGT without cause or by Ms. Hart for good reason), she will not solicit any IGT employee who earns $75,000 or more annually or any person or entity who was a customer, supplier or contractor of IGT within the preceding 12-month period.

Other Named Executive Officers

As noted above under the “Executive Transition Agreements” section of the CD&A, in January 2014, we entered into new executive transition agreements with Mr. Vandemore, Mr. Berg, Mr. Tom and Mr. Gracey. Each executive’s new executive transition agreement provides for certain benefits to be paid to the executive in connection with a termination of the executive’s employment with IGT under certain circumstances. If the executive’s employment is terminated due to the executive’s death or disability (as defined in the new executive transition agreements), the executive will be entitled to the following benefits: (1) a pro-rata portion of the executive’s annual incentive bonus for the year of the termination, based on the number of days the executive was employed by IGT during the fiscal year in which the termination of employment occurs; and (2) reimbursement by IGT of the executive’s premiums for continued health coverage under COBRA for 12 months following the executive’s termination (but only in the event the termination of the executive’s employment is due to the executive’s disability). If the executive’s employment is terminated either by IGT without cause (as defined in the new executive transition agreement) or by the executive for good reason (as defined in the new executive transition agreement), the executive will be entitled to the following benefits: (1) a severance benefit equal to one times the sum of (a) the executive’s base salary (at the highest annualized rate in effect at any time during the employment term) plus (b) the executive’s target bonus amount; (2) a pro-rata portion of the executive’s annual incentive bonus for the year of the termination, based on the number of days the executive was employed by IGT during the fiscal year in which the termination of employment occurs; and (3) reimbursement by IGT of the executive’s premiums for continued health coverage under COBRA for 12 months following the executive’s termination. The cash severance benefits described above are payable in a single lump sum in the month that includes the 60th day following the executive’s termination of employment.

Pursuant to the terms of the new executive transition agreements, in the event the executive’s employment is terminated due to the executive’s death or disability, the executive will be entitled to certain vesting of the executive’s outstanding equity-based awards as follows:

•                  Accelerated vesting of any unvested awards subject to only time-based vesting conditions (“time-based awards”) to the extent the time-based awards were otherwise scheduled to vest during the one-year period following the termination of the executive’s employment;

•                  As to unvested equity awards subject to any performance-based vesting conditions (“performance-based awards”), the performance conditions will be deemed satisfied at the “target” level of performance and the payout of the award will be pro-rated based on the portion of the performance period that the executive was employed by IGT; and

•                  Any stock options granted to the executive by IGT that are outstanding and vested as of the date the executive’s employment by IGT terminates will generally continue to be exercisable for one year following such termination (subject to the maximum term of the award).

The new executive transition agreements also provide that, in the event the executive’s employment is terminated either by IGT without cause or by the executive for good reason, the executive will be entitled to certain vesting of the executive’s outstanding equity-based awards as follows:

•                  Accelerated vesting of any time-based awards to the extent the time-based awards were otherwise scheduled to vest during the one-year period following the termination of the executive’s employment, except that the awards will fully vest if the termination of employment occurs upon or within 18 months following certain changes in control of IGT (defined in the new executive transition agreements as the “protected period”);

•                  As to unvested performance-based awards if the termination of employment occurs outside of a protected period, the performance-based vesting condition(s) will continue to apply to the award and the payout of the award (subject to the applicable performance condition(s) being satisfied) will be pro-rated based on the portion of the performance period that the executive was employed by IGT;

•                  As to unvested performance-based awards if the termination of employment occurs within a protected period, the award will be paid (with no pro-ration) as though the performance conditions were satisfied at the “target” level of performance; and

•                  Any stock options granted to the executive by IGT and that are outstanding and vested as of the date the executive’s employment by IGT terminates will generally continue to be exercisable for one year (two years if the termination of employment occurs within a protected period) following such termination (subject to the maximum term of the award).

Each executive’s new executive transition agreement provides that the executive will remain eligible for any greater vesting of the executive’s equity-based awards that may be provided for in the circumstances pursuant to the terms of the award.

IGT’s obligation to make these severance payments under each executive’s new executive transition agreement is contingent on the executive’s executing a release of claims in favor of IGT at the time of the executive’s termination and on the executive’s compliance with certain restrictive covenants in favor of IGT following termination as described below.

Pursuant to the terms of the new executive transition agreements, each executive has agreed not to disclose any confidential information of IGT at any time during or after the executive’s employment with IGT. Each executive has also agreed that the executive remains subject to the noncompetition provisions included in any equity award agreement evidencing an equity award granted by IGT to the executive. In addition, each executive has agreed that, for a period of 12 months following a termination of the executive’s employment with IGT (24 months if the executive’s employment is terminated within a protected period and the executive is entitled to the severance benefits under the executive’s new transition agreement in connection with a termination of the executive’s employment by IGT without cause or by the executive for good reason), the executive will not solicit any IGT employee who earns $75,000 or more annually or any person or entity who was a customer, supplier or contractor of IGT within the preceding 12-month period.

The SIP

Change in Control

The following provisions generally apply to awards granted under the SIP in the event of a change in control of IGT:

•                  Awards granted under the SIP prior to July 1, 2013 generally are subject to accelerated vesting in connection with a change in control of IGT unless, before the change in control event, the Compensation Committee determines that upon its occurrence, the awards will not be accelerated.

•                  Awards granted under the SIP on and after July 1, 2013, will not automatically vest in connection with a change in control of IGT (subject to the severance protections described below or any severance protections included in an employment or transition agreement with the individual, and so long as the awards are assumed or continued after the related change in control transaction). Vesting of the awards generally would be accelerated if the awards were not assumed or continued following, and were to be terminated in connection with, the change in control transaction.

A “change in control” of IGT under our SIP includes the following: (i) the dissolution of IGT; (ii) consummation of a merger, consolidation or other reorganization, with or into, or the sale of all or substantially all of IGT’s business and/or assets to, one or more entities that are not subsidiaries, as a result of which less than 50% of the outstanding voting securities of the surviving entity are owned by stockholders of IGT immediately before such merger, consolidation or other reorganization; (iii) any “person” (as defined in Section 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of IGT representing more than 50% of the combined voting power of IGT’s then outstanding securities; or (iv) during any period not longer than two consecutive years, individuals who at the beginning of such period constituted the Board cease to constitute at least a majority thereof, unless the election, or the nomination for election by IGT’s stockholders, of each new board member was approved by a vote of at least a majority of the board members then still in office who were board members at the beginning of such period (including new members whose election or nomination was so approved but excluding any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest or solicitation of proxies or consents on behalf of a person other than the Board).

The fiscal 2013 and 2014 performance-based RSUs are not subject to the general change in control provisions of the SIP and are instead subject to adjustment in connection with a change in control of IGT as follows: If a change in control of IGT occurs during a performance period, and in connection with such change in control event IGT ceases to exist as a public company with respect to its common stock, any performance period then in effect will generally terminate on the change in control, and the number of RSUs subject to the award generally will be determined as though both the EPS and Relative TSR performance conditions were satisfied at the target level.  Except as described below, the RSUs subject to the award will generally remain subject to the award recipient’s continued employment following the change in control through the end of the original performance period.

Stock Options

Stock options previously granted to certain of our NEOs do not include any provisions for accelerated vesting in connection with a termination of employment and are subject to an NEO’s employment or transition agreement with IGT.

Time-Based Restricted Stock Units

The time-based RSUs awarded to our NEOs before July 2013 do not include any provisions for accelerated vesting in connection with a termination of employment. Time-based RSUs awarded on or after July 1, 2013 provide that, in the event the award holder’s employment with IGT or a subsidiary is terminated upon or after a change in control of IGT and such termination of employment is by IGT or a subsidiary without cause (as defined in the applicable time-

based RSU award agreement) or by the award holder for good reason (as defined in the applicable time-based RSU award agreement), the award, to the extent then outstanding and unvested, will become fully vested and payable. The awards are also subject to an NEO’s employment or transition agreement with IGT.

2012 Performance-Based RSUs

The 2012 Performance-Based RSUs (including all three tranches covered by the awards — fiscal 2012, fiscal 2013 and fiscal 2014) do not include any provisions for accelerated vesting in connection with a termination of employment and are subject to an NEO’s employment or transition agreement with IGT.

Fiscal 2013 and Fiscal 2014 Performance-Based RSUs

Vesting of the performance-based RSUs awarded in fiscal 2014 is generally subject to the continued employment of the executive with us during the applicable performance period, except as follows:

•                  In the event the executive’s employment with us is terminated during the applicable performance period due to the executive’s death, total disability or retirement, the RSUs corresponding to that performance period will remain eligible to vest at the end of the performance period based on actual performance, and the number of units determined based on actual performance will be pro-rated based on the number of days the executive was employed with us during the applicable performance period. “Retirement” for purposes of these awards means that the executive ceases to be employed by IGT or a subsidiary on or after attaining age 65 with at least 10 years of employment with IGT or a subsidiary. (None of our NEOs is yet eligible for Retirement under this definition.)

•                  In the event the executive’s employment with us is terminated after the applicable performance period and due to the executive’s death, total disability or retirement, the award will be paid (to the extent the related performance vesting conditions were satisfied) as though there had been no termination of employment.

•                  In the event the executive’s employment with us is terminated upon or after a change in control of IGT and during the original performance period of the award, and such termination of employment is by us without cause (as defined in the applicable performance-based RSU award agreement) or due to the executive’s death, total disability, retirement or by the executive for good reason (as defined in the applicable performance-based RSU award agreement), the award will be paid (to the extent the related performance vesting conditions were satisfied, as modified in connection with the change in control as noted above) as though there had been no termination of employment and the executive’s employment had continued through the end of the applicable performance period.

Retention Plan

In connection with the Merger the Compensation Committee approved cash bonuses for employees if they remain employed with the Company or a subsidiary through the first to occur of (1) the closing of the Merger, or (2) the termination of the Merger Agreement. Bonuses are paid not later than 10 days following the event triggering payment. Bonuses under the Retention Plan are to act as a replacement for the absence of 2015 annual equity grants as well as for employee retention purposes. The NEOs each are eligible for the following retention bonus amounts:

Name	Retention Bonus Amount ($)
Patti S. Hart	3,200,000
John M. Vandemore	945,000
Eric A. Berg	225,000
Eric. P. Tom	550,000
Paul C. Gracey, Jr.	550,000

Mr. Berg resigned his employment effective October 15, 2014 and as a result forfeited his retention bonus.

Estimated Severance and Change in Control Benefits

The following table presents IGT’s estimates of the benefits each of our NEOs would have been entitled to receive if a termination of his or her employment under the circumstances described above and/or a change in control of IGT had occurred on the last day of fiscal 2014. As each NEO would have been entitled to the full amount of his or her annual incentive bonus otherwise payable for fiscal 2014 in the case of such a termination of employment occurring on the last day of fiscal 2014, the pro-rata bonus provisions of the agreements described above would not apply.

Name	Cash Severance ($)	Continued Health Benefits ($)	Equity Acceleration(2) ($)		Retention Bonus ($)	Total ($)
Patti S. Hart
Termination without cause or with good reason before a change in control(1)	3,644,500	13,898	12,127,438		—	15,785,836
Termination without cause or with good reason upon or following a change in control(3)	6,144,500	27,795	14,780,883	(4)	—	20,953,178
Death or Disability before a change in control(5)	2,144,500	13,898	13,951,500	(6)	—	16,109,898
Death or Disability upon or following a change in control(7)	2,144,500	13,898	14,780,883	(8)	—	16,953,178
Change in control (no termination)(9)	—	—	6,488,820		3,200,000	9,688,820
John M. Vandemore
Termination without cause or with good reason before a change in control(1)	1,172,954	20,267	1,443,227		—	2,636,448
Termination without cause or with good reason upon or following a change in control(3)	1,172,954	20,267	3,009,110	(4)	—	4,202,331
Death or Disability before a change in control(5)	322,954	20,267	1,443,227	(6)	—	1,786,448
Death or Disability upon or following a change in control(7)	322,954	20,267	3,009,110	(8)	—	3,352,331
Change in control (no termination)(9)	—	—	1,454,340		945,000	2,399,340
Eric A. Berg(10)
Termination without cause or with good reason before a change in control(1)	1,045,013	11,002	1,328,724		—	2,384,739
Termination without cause or with good reason upon or following a change in control(3)	1,045,013	11,002	2,496,724	(4)	—	3,552,739
Death or Disability before a change in control(5)	257,513	11,002	1,328,724	(6)	—	1,597,239
Death or Disability upon or following a change in control(7)	257,513	11,002	2,496,724	(8)	—	2,765,239
Change in control (no termination)(9)	—	—	1,460,216		225,000	1,685,216
Eric P. Tom
Termination without cause or with good reason before a change in control(1)	947,478	20,267	1,378,573		—	2,346,318
Termination without cause or with good reason upon or following a change in control(3)	947,748	20,267	2,862,000	(4)	—	3,829,745
Death or Disability before a change in control(5)	233,478	20,267	1,378,573	(6)	—	1,632,318
Death or Disability upon or following a change in control(7)	233,478	20,267	2,862,000	(8)	—	3,115,745
Change in control (no termination)(9)	—	—	1,307,230		550,000	1,857,230
Paul C. Gracey, Jr.
Termination without cause or with good reason before a change in control(1)	777,954	20,267	605,273		—	1,403,494
Termination without cause or with good reason upon or following a change in control(3)	777,954	20,267	1,626,100	(4)	—	2,424,321
Death or Disability before a change in control(5)	191,704	20,267	605,273	(6)	—	817,244
Death or Disability upon or following a change in control(7)	191,704	20,267	1,626,100	(8)	—	1,838,071
Change in control (no termination)(9)	—	—	1,004,198		550,000	1,554,198

(1)         As described above, these executives would be entitled to receive these benefits if the executive’s employment were terminated by IGT without cause or by the executive for good reason prior to a change in control of IGT.

(2)         For stock options, this value is calculated by multiplying the amount (if any) by which the closing price of IGT’s common stock on the last trading day of the fiscal year exceeds the per-share exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock and RSUs, this value is calculated by multiplying the closing price of IGT’s common stock on the last trading day of the fiscal year by the number of shares subject to the accelerated portion of the award. Performance awards are shown at actual payout for tranche 1 of the Fiscal 2013 performance award and at target payout with no modifier for tranche 2 of the Fiscal 2013 and all of the Fiscal 2014 performance award.

(3)         As described above, these executives would be entitled to receive these benefits if the executive’s employment were terminated by IGT without cause or by the executive for good reason upon or following a change in control of IGT.

(4)         For purposes of determining the number of shares subject to the accelerated portion of the fiscal 2013 and fiscal 2014 performance-based RSU awards in this illustration, we have assumed that the applicable performance periods ended as of the last day of fiscal 2014, that the EPS performance condition for the applicable performance period was satisfied at the target level, that Relative TSR was at the target level for the performance period, and that each RSU award was paid to the executive as of the last day of fiscal 2014.

(5)         As described above, these executives would be entitled to receive these benefits if the executive’s employment were terminated due to the executive’s death or disability before a change in control of IGT.

(6)         For purposes of determining the number of shares subject to the accelerated portion of the fiscal 2013 and fiscal 2014 performance-based RSU awards in this illustration, we have assumed that the pro-rata portion of the relevant performance period and that both the EPS performance condition and the Relative TSR performance condition for the applicable performance period were satisfied at their target levels.

(7)         As described above, these executives would be entitled to receive these benefits if the executive’s employment were terminated due to the executive’s death or disability upon or following a change in control of IGT.

(8)         For purposes of determining the number of shares subject to the accelerated portion of the fiscal 2013 and fiscal 2014 performance-based RSU awards in this illustration, we have assumed that the relevant performance period ended as of the last day of fiscal 2014, that the EPS performance condition for the applicable performance period was satisfied at the target level, and that Relative TSR was at the target level for the performance period.

(9)         As described above, upon a change in control these executives would be entitled to receive (i) a retention bonus (in connection only with the closing of the Merger) and (ii) accelerated vesting of all outstanding and unvested equity awards granted prior to July 1, 2013. For purposes of this calculation we have used outstanding and unvested awards as of September 30, 2014 and have assumed that the GTECH transaction closed on such dates for payout under the retention plan. Note, that awards granted after July 1, 2013 do not automatically vest upon a change in control, unless such awards are not assumed in the transaction. These amounts have not been included in this calculation, but are included in the calculation under “Termination without cause or with good reason upon or following a change in control” and in “Death or Disability upon or following a change in control”.

(10)  Mr. Berg resigned effective October 15, 2014 and received benefits under his executive transition agreement.

Equity Compensation Plan Information

The following table sets forth, for our compensation plans under which shares of our common stock are authorized for issuance other than our tax-qualified Profit Sharing (401(k)) Plan, the number of shares of our common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of the end of fiscal 2014.

Plan Category	Number of shares of IGT common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of shares of IGT common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders(1)	13,637,448	18.41	21,397,894
Equity compensation plans not approved by stockholders(2)	1,917	14.76	474,361
Total	13,639,365	18.41	21,872,255

(1)         Includes 6,275,681 RSUs. The weighted average exercise price is exclusive of outstanding RSUs.

(2)         Includes shares available under the IGT Savings Related Share Option Scheme, a broad-based UK employee stock purchase program established in January 1999 to satisfy certain UK tax requirements. This program is generally intended to provide UK employees the same benefits available under the US Employee Stock Purchase Plan. Stockholder approval was not required for this plan.

Director Compensation — Fiscal 2014

The following table presents information regarding the compensation paid for fiscal 2014 to each individual who served as a Non-Employee Director at any time during fiscal 2014. The compensation paid to Ms. Hart is presented in the Executive Compensation disclosures beginning on page 19. Ms. Hart is not entitled to receive additional compensation for services as a director while employed by IGT.

(a) Name	(b) Fees Earned or Paid In Cash ($)	(c) Stock Awards ($)(1), (2), (3)	(d) Option Awards ($)	(g) All Other Compensation ($)	(h) Total ($)
Paget L. Alves	120,000	194,362	—	—	314,362
Eric F. Brown	100,000	194,362	—	—	294,362
Janice D. Chaffin	100,000	194,362	—	—	294,362
Greg Creed(4)	—	324,316	—	—	324,316
Robert J. Miller	120,000	194,362	—	—	314,362
Vincent L. Sadusky(5)	105,000	229,342	—	—	334,342
Philip G. Satre	150,000	242,957	—	—	392,957
Daniel B. Silvers(6)	—	24,988	—	—	24,988
Tracey D. Weber(7)	75,000	219,351	—	—	294,351

(1)         The amounts reported in column (c) of the table above reflect the aggregate grant date fair value of the stock awards we granted to our Non- Employee Directors during fiscal 2014, as computed in accordance with the ASC 718, disregarding any estimate of forfeitures related to service-based vesting conditions. We did not grant any option awards to our Non-Employee Directors during fiscal 2014.

(2)         The following table presents the number of shares of our common stock subject to option awards and the number of shares of our common stock subject to stock awards held by each of our Non-Employee Directors as of the last day of fiscal 2014.

Name	Number of Shares Subject to Outstanding Options	Number of Shares Subject to Outstanding Stock Awards
Paget L. Alves	42,000	12,787
Eric F. Brown	—	12,787
Janice D. Chaffin	21,000	12,787
Greg Creed	31,000	61,155
Robert J. Miller	116,000	12,787
Vincent L. Sadusky	31,000	25,771
Philip G. Satre	37,000	32,731
Daniel B. Silvers	—	—
Tracey D. Weber	—	14,461

(3)         In connection with our 2014 Meeting, each Non-Employee Director continuing in office following that meeting was granted an award of RSUs. Each Non-Employee Director (other than Mr. Silvers, who resigned from the Board effective as of November 14, 2013, and Mr. Satre) was granted an award of 12,787 RSUs on March 10, 2014. Mr. Satre was granted an award of 15,984 RSUs on March 10, 2014.

(4)         Mr. Creed elected to receive payment of his annual cash retainers in the form of deferred stock units pursuant to the terms of the Director Compensation Policy described below. Accordingly, Mr. Creed was granted RSU awards with respect to 1716, 1815, 2311 and 2042 RSUs on September 30, 2013, December 30, 2013, March 31, 2014 and June 30, 2014, respectively, with aggregate grant date fair values of $18.93, $17.90, $14.06 and $15.91, respectively. Grant date fair value is determined under applicable accounting rules based on the assumptions referred to in footnote (1) above.

(5)         Mr. Sadusky elected to receive payment of a portion of his annual cash retainers in the form of deferred stock units pursuant to the terms of the Director Compensation Policy described below. Accordingly, Mr. Sadusky was granted RSU awards with respect to 924 and 977 RSUs on September 30, 2013 and December 30, 2013, respectively, with aggregate grant date fair values of $18.93 and $17.90, respectively. Grant date fair value is determined under applicable accounting rules based on the assumptions referred to in footnote (1) above. The full amount of annual cash retainers for Mr. Sadusky (after giving effect to his deferred stock unit election) are reported in column (b) of the table above.

(6)         Mr. Silvers elected to receive payment of a portion of his annual cash retainers in the form of deferred stock units pursuant to the terms of the Director Compensation Policy described below. 1,320 RSUs on September 30, 2013, with a grant date fair value of $18.93. Grant date fair value is determined under applicable accounting rules based on the assumptions referred to in footnote (1) above. The full amount of annual cash retainers for Mr. Silvers (after giving effect to his deferred stock unit election) are reported in column (b) of the table above. Mr. Silvers resigned from the board of directors effective as of November 14, 2013.

(7)         Ms. Weber elected to receive payment of a portion of her annual cash retainers in the form of deferred stock units pursuant to the terms of the Director Compensation Policy described below. Accordingly, Ms. Weber was granted RSU awards with respect to 899 and 785 RSUs on March 31, 2014 and June 30, 2014, respectively, with aggregate grant date fair values of $14.06 and $15.91, respectively. Grant date fair value is determined under applicable accounting rules based on the assumptions referred to in footnote (1) above. The full amount of annual cash retainers for Ms. Weber (after giving effect to her deferred stock unit election) are reported in column (b) of the table above.

Non-Employee Director Compensation

The following describes our compensation structure for our Non-Employee Directors under our Directors’ Compensation Policy and Share Ownership Guidelines, as amended (the “Director Compensation Policy”), as in effect for fiscal 2014.

Annual Retainers.  Each Non-Employee Director receives an annual cash retainer of $100,000. A Non-Employee Director who serves as Chairperson of the board of directors receives an additional annual cash retainer of $50,000. A Non-Employee Director who serves as Chair of the Audit Committee receives an additional cash retainer of $40,000, a Non-Employee Director who serves as Chair of the Compensation Committee receives an annual cash retainer of $30,000, and a Non-Employee Director who serves as Chair of the Nominating and Corporate Governance Committee, the Compliance Committee or the Capital Deployment Committee receives an annual cash retainer of $20,000. A Non-Employee Director serving as Chairperson of the board of directors may not also receive a retainer for serving as Chair of a board committee. Cash retainers are paid on a quarterly basis.

Effective for fiscal 2015 the annual cash retainer was increased effective in the third quarter by $50,000 per quarter to take into account the fact that the Company would not be holding an annual meeting in 2015 and, as a result, Non-Employee Directors would not be receiving any equity grants for fiscal 2015.

Equity Awards.  For each new Non-Employee Director appointed or elected to the board of directors other than on the date of an annual meeting of the Company’s stockholders at which the Company grants annual equity awards to its Non-Employee Directors, upon the later to occur of (i) the certification of election of such Non-Employee Director to the board of directors or (ii) such Non-Employee Director’s compliance with any applicable regulatory requirements related to election to the board of directors, the Non-Employee Director will be granted an award of RSUs determined by dividing (a) a pro-rata portion of $200,000 by (b) the closing price of a share of IGT common stock as of that date (rounded down to the nearest whole unit). For a Non-Employee Director who first becomes Chairperson of the board of directors, on the later to occur of (i) the certification of election of such Non-Employee Director to the board of directors or (ii) such Non-Employee Director’s compliance with any applicable regulatory requirements related to election to the board of directors, the Non-Employee Director will be granted an additional award of RSUs determined by dividing (a) a pro-rata portion of $50,000 by (b) the closing price of a share of IGT common stock as of that date (rounded down to the nearest whole unit). The pro-rata portion of the specified value for purposes of these awards will equal the specified value multiplied by a fraction (not greater than one), the numerator of which is 365 minus the number of calendar days that as of the particular grant date had elapsed since the Company’s last annual meeting of stockholders at which annual equity awards were granted by the Company to Non-Employee Directors, and the denominator of which is 365. These awards are scheduled to vest upon the first to occur of (i) the first anniversary of the grant date of the award and (ii) the day before the annual meeting of stockholders that occurs in the fiscal year after the fiscal year in which the grant occurs.

In addition, for Non-Employee Directors who are elected (or re-elected, as the case may be) to the board of directors at an annual meeting of the Company’s stockholders, on the date that is the later to occur of (i) the certification of election of the Non-Employee Director to the board of directors or (ii) the Non-Employee Director’s compliance with any applicable regulatory requirements related to election to the board of directors, the Non-Employee Director will be granted an award of RSUs determined by dividing (a) $200,000 ($250,000 in the case of a Non-Employee Director continuing to serve as Chairperson of the board of directors) by (b) the closing price of a share of IGT common stock as of the date of grant (rounded down to the nearest whole unit). These awards are scheduled to vest upon the first to occur of (i) the first anniversary of the grant date of the award and (ii) the day before the annual meeting of stockholders that occurs in the fiscal year after the fiscal year in which the grant occurs.

Non-Employee Director stock awards are granted under, and are subject to the terms and conditions of, our 2002 Stock Incentive Plan, as amended (the “SIP”). The board of directors administers the plan as to Non-Employee Director awards and has the ability to interpret and make all required determinations under the plan, subject to plan limits. This authority includes making required proportionate adjustments to outstanding awards to reflect any impact resulting from various corporate events such as reorganizations, mergers and stock splits. The RSU awards described above will generally be paid in shares of IGT common stock upon vesting. However, a Non-Employee Director may elect in advance to defer payment of all or a portion of the vested RSUs until such director’s service on the board terminates. To the extent then outstanding and unvested, a Non-Employee Director’s awards will become fully vested in the event of the Non-Employee Director’s death, disability or retirement. Under the SIP, awards granted to Non-Employee Directors that are outstanding at the time of a change in control event (as such term is defined in the plan) will also become vested upon the change in control event.

Election to Receive Equity Awards in Lieu of Cash Retainers.  A Non-Employee Director may elect in advance to receive all or any portion of the director’s annual cash retainers (the “Deferred Retainer Fees”) in the form of deferred stock units. A director who elects to receive such deferred stock units in lieu of cash will be granted, on the first trading day of the calendar quarter for which the applicable Deferred Retainer Fees would have otherwise been paid, a number of deferred stock units equal to (i) the dollar amount of the Deferred Retainer Fees for that quarter by (ii) the closing price of a share of IGT common stock as of that date (rounded down to the nearest whole unit). Such deferred stock units will be fully vested as of the date of grant and be paid in shares of IGT common stock when the director’s service on the board terminates.

Reimbursement of Expenses.  We reimburse our Non-Employee Directors for travel and other expenses incurred in connection with their duties as directors of IGT, director education, and expenses related to gaming license applications.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of January 6, 2015 (except where another date is indicated), with respect to the beneficial ownership of the Company’s common stock, which constitutes the Company’s only outstanding class of equity securities, by (i) each person who, to the Company’s knowledge based on a review of filings with the SEC, beneficially owned more than 5% of the outstanding shares of the Company’s common stock, (ii) each Director, (iii) each Named Executive Officer and (iv) all of the Company’s Directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership(2)	Percent of Class(3)
The Vanguard Group, Inc.(4)	16,510,747	6.64%
BlackRock, Inc.(5)	14,933,499	6.01%
State Street Corporation(6)	12,547,855	5.05%
Gates Capital Management, Inc.(7)	12,506,692	5.03%
Paget L. Alves	71,310	*
Eric A. Berg(8)	177,743	*
Eric F. Brown	4,828	*
Janice D. Chaffin	57,284	*
Greg Creed	94,034	*
Paul C. Gracey, Jr.	31,060	*
Patti S. Hart	2,286,780	*
Robert J. Miller	145,534	*
Vincent L. Sadusky	70,268	*
Philip G. Satre(9)	159,854	*
Eric P. Tom	391,869	*
John M. Vandemore	69,275	*
Tracey D. Weber	7,239	*
All Directors and executive officers as a group (13 persons)	3,567,078	1.43%

*                 Less than 1% of the outstanding shares of IGT common stock.

(1)         Unless otherwise set forth below, the address of each beneficial owner is 6355 South Buffalo Drive, Las Vegas, Nevada 89113.

(2)         Includes shares issuable upon the exercise of options which are exercise as of, or will become exercisable within 60 days after, January 6, 2015 as follows: Mr. Alves (42,000), Mr. Berg (112,200), Mr. Brown (0), Ms. Chaffin (21,000), Mr. Creed (31,000), Mr. Gracey (0), Ms. Hart (1,200,133), Mr. Miller (116,000), Mr. Sadusky (31,000), Mr. Satre (37,000), Mr. Tom (270,083), Mr. Vandemore (0) and Ms. Weber (0).  Includes restricted stock units scheduled to vest within 60 days of January 6, 2015 as follows:  Mr. Vandemore (10,548).

(3)         As of January 6, 2015, there were 248,666,726 shares of IGT common stock outstanding. Any securities not outstanding which are subject to options or conversion privileges exercisable within 60 days of January 6, 2015 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person.

(4)         Based upon beneficial ownership information contained in a Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. (“Vanguard”) on February 11, 2014 on behalf of Vanguard Fiduciary Trust Company (“VFTC”) and Vanguard Investments Australia, Ltd. (“VIA”), Vanguard may be deemed to be the beneficial owner of 16,510,747 shares with sole power to vote 415,921 shares, shared power to vote no shares, sole power to dispose of 16,137,026 shares and shared power to dispose of 373,721 shares due to Vanguard serving as investment manager of collective trusts of the VFTC and the investment manager of Australian investment offerings for VIA. This information is as of December 31, 2013. The business address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(5)         Based upon beneficial ownership information contained in a Schedule 13G/A filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 29, 2014 on behalf of BlackRock, BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock Advisors (UK) Limited, Blackrock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Fund Advisors, BlackRock Fund Management Ireland Limited, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Japan Co Ltd, BlackRock Life Limited, BlackRock may be deemed to be the beneficial owner of 14,933,499 shares with sole power to vote 12,915,333 shares, shared power to vote no shares, sole power to dispose of all 14,933,499 shares and shared power to dispose of no shares as a result of being a parent holding company or control person. This information is as of December 31, 2013. The business address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(6)         Based upon beneficial ownership contained in a Schedule 13G filed with the SEC by State Street Corporation (“State Street”) on February 3, 2014, on behalf of State Street, State Street Global Advisors France S.A., State Street Bank and Trust Company, SSGA Funds Management, Inc., State Street Global Advisors Limited, State Street Global Advisors LTD, State Street Global Advisors, Australia Limited, State Street Global Advisors Japan Co., LTD., State Street Global Advisors, Asia Limited, State Street may be deemed to be the beneficial owner of 12,547,855 shares with sole power to vote no shares, shared power to vote 12,547,855 shares, sole power to dispose of no shares and shared power to dispose of all 12,547,855 shares as a result of being a parent holding company or control person. This information is as of December 31, 2013. The business address of State Street Financial Center is One Lincoln Street, Boston, MA 02111.

(7)         Based upon beneficial ownership contained in a Schedule 13G filed with the SEC by Gates Capital Management, Inc. (“Gates Capital”), Gates Capital Partners, L.P. (“Gates Partners”), ECF Value Fund, L.P., ECF Value Fund II, L.P., ECF Value Fund International Master L.P. and Jeffrey L. Gates on January 29, 2014, on behalf of Gates Capital and its subsidiaries (collectively, the “Gates Subsidiaries”), Gates Capital may be deemed to be the beneficial owner of 12,506,692 shares with sole power to vote no shares, shared power to vote 12,506,692 shares, sole power to dispose of no shares and shared power to dispose of all 12,506,692 shares due to Gates Capital serving as the investment manager of Gates Partners and Gates Partners serving as investment manager of the other Gates Subsidiaries. This information is as of December 31, 2013. The business address of Gates Capital Management, Inc. is 1177 Avenue of Americas, 32nd Floor, New York, NY 10036.

(8)         Mr. Berg has sole voting power and sole investment power with respect to 65,543 shares, which shares are held by the Eric A. Berg Revocable Trust.

(9)         Mr. Satre has shared voting power and shared investment power with respect to 94,500 shares, which shares are held by the Philip G. Satre and Jennifer A. Satre Family Revocable Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A.  Transactions with Related Persons

The Board has adopted a written Related Person Transactions Policy. The purpose of this policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) IGT was, is or will be a participant, (ii) the aggregate amount involved exceeds $120,000 and (iii) a related person has or will have a material direct or indirect interest. For purposes of the policy, a related person is (a) any person who is, or at any time since the beginning of the last fiscal year was, one of our Directors or executive officers or a nominee to become a Director, (b) any person who is known to be the beneficial owner of more than 5% of IGT’s common stock, (c) any immediate family member of any of the foregoing persons, or (d) any person (other than a tenant or employee) sharing the household of such Director, executive officer, nominee or more than 5% beneficial owner of the Company’s common stock.

The Company’s Nominating and Corporate Governance Committee is responsible for reviewing related person transactions. After a related person transaction has been identified, the Nominating and Corporate Governance Committee must review the transaction for approval or ratification. In determining whether to approve or ratify a related person transaction, the Nominating and Corporate Governance Committee is to consider all relevant facts and circumstances of the related person transaction available to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee must approve only those related person transactions that are in, or not inconsistent with, IGT’s best interests and the best interests of IGT’s stockholders, as the Nominating and Corporate Governance Committee determines in good faith. No member of the Nominating and Corporate Governance Committee will participate in any consideration of a related person transaction with respect to which that member or any member of his or her immediate family is a related person.

During fiscal 2014, no related person transactions requiring disclosure in this Amendment No. 1 were identified or submitted to the Nominating and Corporate Governance Committee for approval.

B.  Director Independence

Our Corporate Governance Guidelines require that a majority of the Board consist of independent directors. For a Director to be independent under the listing standards of the NYSE, the Board must affirmatively determine that the Director has no material relationship with IGT (either directly or as a partner, stockholder or officer of an organization that has a relationship with IGT). The Board has made an affirmative determination that the following members of the board, constituting a majority of our Directors, meet the standards for “independence” set forth in our Corporate Governance Guidelines and applicable NYSE rules: Mr. Alves, Mr. Brown, Ms. Chaffin, Mr. Creed, Mr. Miller, Mr. Sadusky, Mr. Satre and Ms. Weber.

The Board has five committees: the Audit Committee, the Capital Deployment Committee, the Compensation Committee, the Executive Committee and the Nominating and Corporate Governance Committee. Each of the Audit Committee, the Capital Deployment Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is composed entirely of independent directors, as that term is defined in the NYSE listing standards, and each member of the Audit Committee is independent as required under Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

A. Fees Paid to the Company’s Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by the Company’s principal independent registered public accounting firm, PricewaterhouseCoopers LLP, for services provided during fiscal years 2014 and 2013:

Fiscal Year	2014 ($M)	2013 ($M)
Audit Fees(1)	3.7	3.5
Audit-Related Fees(2)	0.8	0.7
Tax Fees(3)	1.6	1.5
All Other Fees	—	—
Total Fees	6.1	5.7

(1)         Audit Fees consist of services normally provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

(2)         Audit-Related Fees are comprised of assurance and associated services traditionally performed by the independent account, including: attest services not required by statute or regulation, accounting consultation and audits in connection with mergers, acquisitions and divestitures, employee benefit plan audits and consultation concerning financial accounting and reporting standards.

(3)         Tax Fees include tax preparation and compliance services, as well as tax planning and advisory services of $1.2 million in the 2014 fiscal year and $0.9 million in the 2013 fiscal year.

B.  Pre-Approval Policy

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves certain specific services in the defined categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case by case pre-approval of discrete projects which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes Oxley Act of 2002 or the rules of the SEC and also considers whether proposed services are compatible with the independence of the public accountants. All services related to the fees set forth in the table above were pre-approved by the Audit Committee pursuant to this pre-approval policy.

Additional Legal Matter

IGT has received a request from the SEC to supply certain information relating to its internal pricing practices for internally refurbished spare parts from electronic gaming machines. We are cooperating fully with the SEC and do not believe that the SEC information request will have a material adverse effect on IGT’s financial condition or results of operations.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this amended report:

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[remainder of page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2015

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)