Form 10-Q
period 2014-12-31
INTERNATIONAL GAME TECHNOLOGY
filed 2015-02-09
CIK 353944

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 3, 2015
(Presented as December 31, 2014)

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
Yes [ ] No [X]

The number of shares outstanding of each of the registrant's classes of common stock, as of February 4, 2015:

248.7 million shares of common stock at $.00015625 par value

GLOSSARY OF TERMS AND ABBREVIATIONS (as used in this document)

Abbreviation/term	Definition
Fiscal dates -- as presented	Fiscal dates--actual
December 31, 2014	January 3, 2015
December 31, 2013	December 28, 2013
September 30, 2014	September 27, 2014

AOCI	accumulated other comprehensive income (loss)
APIC	additional paid-in-capital
ASP	average sales price per machine unit
ASU	Accounting Standards Update
bps	basis points
CDS	central determination system
CEO	chief executive officer
CFO	chief financial officer
DAU	Daily Active Users
DCF	discounted cash flow
DoubleDown	Double Down Interactive LLC
EBITDA	earnings before interest, taxes, depreciation, and amortization
EPS	earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FV	fair value
GAAP	generally accepted accounting principles
GTECH	GTECH S.p.A.
IGT, we, our, the Company	International Game Technology and its consolidated entities
IP	intellectual property
IRS	Internal Revenue Service
LIBOR	London inter-bank offered rate
MAU	Monthly Active Users
MDA	management's discussion and analysis of financial condition and results of operations
pp	percentage points
R&D	research and development
SEC	Securities and Exchange Commission
SIP	2002 Stock Incentive Plan
SG&A	sales, general and administrative
SPA	sale and purchase agreement (dated April 26, 2011)
TITO	Ticket-In-Ticket-Out
UK	United Kingdom
US	United States
UTBs	unrecognized tax benefits
VIE	variable interest entity
VLT	video lottery terminal
WAP	wide area progressive
Yield	average revenue per unit per day
*	not meaningful (in tables)

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		5

CONSOLIDATED BALANCE SHEETS		6

CONSOLIDATED STATEMENTS OF CASH FLOWS		7

SUPPLEMENTAL CASH FLOWS INFORMATION		8

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS		9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	9

2.	VARIABLE INTERESTS AND AFFILIATES	12

3.	RECEIVABLES	12

4.	CONCENTRATIONS OF CREDIT RISK	13

5.	INVENTORIES	14

6.	PROPERTY, PLANT AND EQUIPMENT	14

7.	GOODWILL AND OTHER INTANGIBLES	14

8.	FAIR VALUE MEASUREMENTS	15

9.	DERIVATIVE INSTRUMENTS	16

10.	CREDIT FACILITIES AND INDEBTEDNESS	17

11.	CONTINGENCIES	18

12.	INCOME TAXES	21

13.	EMPLOYEE BENEFIT PLANS	22

14.	EARNINGS PER SHARE	22

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	23

16.	BUSINESS SEGMENTS	23

17.	IMPAIRMENT, RESTRUCTURING, AND MERGER-RELATED COSTS	24

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(See Accompanying Notes)

First Quarters Ended December 31,	2014	2013
(In millions, except per share amounts)
REVENUES
Gaming operations	$211.1	$223.0
Product sales	148.0	243.6
Interactive	91.5	74.6
Total	450.6	541.2

COSTS AND OPERATING EXPENSES
Cost of gaming operations	79.8	86.8
Cost of product sales	77.0	116.7
Cost of interactive	35.4	27.9
Selling, general and administrative	108.5	117.8
Research and development	57.3	60.3
Depreciation and amortization	13.7	16.7
Contingent acquisition-related costs	2.5	11.3
Impairment, restructuring, and merger-related	12.9	-
Total	387.1	437.5

OPERATING INCOME	63.5	103.7

OTHER INCOME (EXPENSE)
Interest income	9.3	10.1
Interest expense	(21.3)	(36.4)
Other	0.2	(1.9)
Total	(11.8)	(28.2)

INCOME BEFORE TAX	51.7	75.5

Income tax provision (benefit)	16.7	(3.7)

NET INCOME	$35.0	$79.2

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustment	(15.3)	(2.3)
Unrealized loss, net of tax	(0.2)	(0.2)

COMPREHENSIVE INCOME	$19.5	$76.7

EARNINGS PER SHARE
Basic	$0.14	$0.31
Diluted	0.14	0.31

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	247.6	252.6
Diluted	249.9	255.3

CONSOLIDATED BALANCE SHEETS
(See Accompanying Notes)
	December 31, 2014	September 30, 2014
	(In millions, except par value)
ASSETS
Cash and equivalents	$201.6	$255.1
Restricted cash and investment securities	64.2	57.2
Restricted cash and investment securities of VIEs	1.8	2.1
Jackpot annuity investments	41.1	41.9
Jackpot annuity investments of VIEs	10.8	11.1
Accounts receivable, net	280.5	329.3
Current maturities of contracts and notes receivable, net	183.4	200.9
Inventories	72.0	71.4
Deferred income taxes	97.6	98.3
Other assets and deferred costs	139.7	153.8
Total current assets	1,092.7	1,221.1

Property, plant and equipment, net	405.2	412.7
Jackpot annuity investments	209.8	211.3
Jackpot annuity investments of VIEs	25.7	25.4
Contracts and notes receivable, net	97.1	115.5
Goodwill	1,453.9	1,461.6
Other intangible assets, net	70.8	80.9
Deferred income taxes	137.6	142.0
Other assets and deferred costs	315.8	319.0
TOTAL ASSETS	$3,808.6	$3,989.5

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Short-term debt	$-	$-
Accounts payable	66.3	77.7
Jackpot liabilities, current portion	117.5	117.5
Accrued employee benefits	9.4	31.4
Accrued income taxes	0.9	0.9
Dividends payable	-	27.2
Other accrued liabilities	241.1	290.1
Total current liabilities	435.2	544.8

Long-term debt	1,810.2	1,878.6
Jackpot liabilities	259.5	261.6
Other liabilities	110.4	106.9
TOTAL LIABILITIES	2,615.3	2,791.9

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Common stock: $0.00015625 par value; 1,280.0 shares authorized; 276.6 and 274.7 issued; 248.7 and 247.3 outstanding	-	-
Additional paid-in capital	1,484.5	1,472.7
Treasury stock at cost: 27.9 and 27.4 shares	(494.6)	(486.5)
Retained earnings	234.1	226.6
Accumulated other comprehensive income	(30.7)	(15.2)
TOTAL EQUITY	1,193.3	1,197.6

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,808.6	$3,989.5

CONSOLIDATED STATEMENTS OF CASH FLOWS
(See Accompanying Notes)

Three Months Ended December 31,	2014	2013
	(In millions)
OPERATING
Net income	$35.0	$79.2

Adjustments:
Depreciation and amortization	38.3	51.3
Acquisition-related contingent earn-out costs	2.4	4.5
Discounts and deferred issuance costs	0.8	11.6
Share-based compensation	8.7	9.0
Excess tax benefits from employee stock plans	(2.6)	(6.4)
Other non-cash items	4.5	8.0

Changes in operating assets and liabilities, excluding acquisitions:
Receivables	73.4	(13.2)
Inventories	(1.2)	15.6
Accounts payable and accrued liabilities	(80.1)	(51.0)
Jackpot liabilities	(5.7)	(16.6)
Income taxes, net of employee stock plans	8.4	(11.4)
Other assets and deferred costs	21.0	(4.5)
Net operating cash flows	102.9	76.1

INVESTING
Capital expenditures	(24.6)	(24.6)
Proceeds from assets sold	6.0	3.3
Investment securities, net	-	(70.6)
Jackpot annuity investments, net	6.1	9.0
Changes in restricted cash	(6.8)	(0.8)
Loans receivable payments received	-	6.4
Net investing cash flows	(19.3)	(77.3)

FINANCING
Debt repayments	(75.0)	-
Debt issuance costs	-	(0.5)
Employee stock plan proceeds	1.2	1.9
Excess tax benefits from employee stock plans	2.6	6.4
Share repurchases, including net shares	(8.1)	(211.0)
Dividends paid	(54.6)	(25.9)
Net financing cash flows	(133.9)	(229.1)

FOREIGN EXCHANGE RATES EFFECT ON CASH AND EQUIVALENTS	(3.2)	(2.4)

NET CHANGE IN CASH AND EQUIVALENTS	(53.5)	(232.7)

BEGINNING CASH AND EQUIVALENTS	255.1	713.3

ENDING CASH AND EQUIVALENTS	$201.6	$480.6

SUPPLEMENTAL CASH FLOWS INFORMATION
(See Accompanying Notes)

Three Months Ended December 31,	2014	2013
	(In millions)
INVESTMENT SECURITIES
Purchases	$-	$(99.5)
Proceeds from sale	-	28.9
Net	$-	$(70.6)

JACKPOT FUNDINGS
Change in jackpot liabilities	$(5.7)	$(16.6)

Jackpot annuity investment purchases	(4.0)	(2.0)
Jackpot annuity investment proceeds	10.1	11.0
Net change in jackpot annuity investments	6.1	9.0

Net jackpot funding	$0.4	$(7.6)

CAPITAL EXPENDITURES
Property, plant and equipment	$(7.2)	$(7.6)
Gaming operations equipment	(17.3)	(16.9)
Intellectual property	(0.1)	(0.1)
Total	$(24.6)	$(24.6)

PAYMENTS
Interest	$30.2	$27.8
Income taxes	7.3	9.6

NONCASH INVESTING AND FINANCING ITEMS
Accrued capital asset additions	$(0.3)	$0.3
Interest accretion for jackpot annuity investments	3.8	4.1

Depreciation and amortization
Amounts reflected in operating cash flows are comprised of operating expenses shown separately on the income statements, plus those amounts included within cost of product sales, cost of gaming operations, and cost of interactive.

Dividends
Due to timing, two quarterly dividends were paid during the 2015 first quarter.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Our fiscal year is reported on a 52/53-week period ending on the Saturday nearest to September 30. Similarly, our quarters end on the Saturday nearest to the last day of the quarter end month. For simplicity, fiscal periods in this report are presented using the calendar month end as outlined in the table below. Fiscal 2015 will contain 53 weeks and our results for the current first quarter contained 14 weeks versus 13 weeks in the prior year.

Fiscal Periods	As Presented	Actual
Current quarters	December 31, 2014	January 3, 2015
Prior year quarter	December 31, 2013	December 28, 2013
Prior year end	September 30, 2014	September 27, 2014

Our consolidated interim financial statements for the first quarter ended December 31, 2014 incorporate all of the accounts of International Game Technology, including all majority-owned or controlled subsidiaries and VIEs for which IGT is the primary beneficiary. All inter-company accounts and transactions were eliminated. These financial statements were prepared without audit on a basis consistent with the comparative prior year quarter ended December 31, 2013, and as appropriate, with the audited financial statements for the year ended September 30, 2014.

Certain information and footnote disclosures have been condensed or omitted in conformity with SEC and US GAAP guidance for interim financial statements. All adjustments of a normal recurring nature necessary to fairly state our consolidated results of operations, financial position, and cash flows have been included for all periods presented. Interim period results are not necessarily indicative of full year results. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2014.

Unless otherwise indicated in this report:
●	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
●

italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

●	references to years relate to our fiscal years ending September 30
●	current refers to our fiscal first quarter ended December 31, 2014
●	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report
●	references to EPS are on a diluted basis
●	table amounts are presented in millions, except per share amounts and par value
●	discussion and analysis relates to results for the current fiscal periods as compared with the prior year fiscal periods

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

Consummation of the merger is subject to certain closing conditions, including, without limitation: (i) IGT and GTECH shareholder approvals; (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust approvals; (iii) certain gaming regulatory approvals; (iv) effectiveness of the HoldCo F-4; and (v) NYSE listing approval for the HoldCo shares. As of February 6, 2015, (i) GTECH shareholder approval has been obtained and the IGT special meeting of shareholders to approve the transaction is scheduled for February 10, 2015, (ii) early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has been obtained, (iii) 15 out of 22 regulatory approvals have been granted, and (iv) the HoldCo F-4 has been declared effective. Consummation of the merger is currently expected during the second quarter of calendar 2015.

The merger agreement also contains certain termination rights for IGT and GTECH, such that under certain circumstances, IGT may be required to pay a termination fee of up to $135.3 million or reimburse certain regulatory expenses incurred by GTECH, and GTECH may be required to pay a termination fee of up to $270.6 million.

For additional information regarding the proposed merger transaction, including details about the terms and conditions of the merger agreement and related matters, refer to the IGT Proxy Statement/Prospectus dated January 2, 2015.

RECENTLY ADOPTED ACCOUNTING STANDARDS OR UPDATES

Business Combinations - Pushdown Accounting

In November 2014, the FASB issued an ASU allowing all acquired entities to choose whether or not to apply pushdown accounting reflecting the new basis of accounting of their assets and liabilities upon change of control. This ASU was effective for our 2015 first quarter and had no material impact on our financial statements.

Presentation Of An Unrecognized Tax Benefit When A Net Operating Loss Carryforward Exists

In July 2013, the FASB issued an ASU requiring the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. This ASU was effective for our 2015 first quarter and had no material impact on our financial statements.

Cumulative Translation Adjustment Upon Derecognition Of Certain Subsidiaries

In March 2013, the FASB issued an ASU requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in or no longer holds a controlling financial interest in a foreign entity. This ASU was effective prospectively for our 2015 first quarter and had no material impact on our financial statements.

Obligations Resulting From Joint And Several Liability Arrangements

In February 2013, the FASB issued an ASU to require new disclosures for an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. This ASU was effective for our 2015 first quarter and had no material impact on our financial statements.

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

Discontinued Operations

In April 2014, the FASB issued an ASU that raises the threshold for a disposal to qualify as discontinued operations, such that it must represent a strategic shift that has or will have a major effect on an entity's operations and financial results or an acquired business that is classified as held for sale at acquisition. This ASU also requires new disclosures for both discontinued operations and disposals of individually significant components that don't qualify as discontinued operations. This ASU will be effective for our 2016 first quarter and is not expected to have a material impact on our financial statements.

2.  VARIABLE INTERESTS AND AFFILIATES

VARIABLE INTEREST ENTITIES

New Jersey Trusts

Regulation in New Jersey requires that annuitized WAP jackpot payments to winners be administered through an individual trust set up for each WAP system. These trusts are VIEs and IGT is the primary consolidating beneficiary, because these VIE trusts are designed for the sole purpose of administering jackpot payments for IGT WAP winners and IGT guarantees all liabilities of the trusts. The assets of these consolidated VIEs can only be used to settle trust obligations and have been segregated on our balance sheet. The consolidation of these VIEs primarily increases jackpot liabilities and related assets, as well as interest income and equivalent offsetting interest expense. Consolidated VIE trust assets and equivalent liabilities totaled $38.3 million at December 31, 2014 and $38.6 million at September 30, 2014.

Latin America Distributor

In March 2012, we contracted with a third party distributor in Latin America to sell IGT products. The distributor was a VIE as it was unable to finance its activities without additional support from IGT; however, the distributor was not consolidated because IGT does not have contractual or implied control.  This arrangement was terminated by mutual agreement in January 2014.  For the three months ended December 31, 2014, no revenues were recognized and ending receivables totaled $3.3 million.

3.  RECEIVABLES

ACCOUNTS RECEIVABLE
	December 31, 2014	September 30, 2014
Allowances for Credit Losses	$22.5	$24.2

CUSTOMER FINANCING—CONTRACTS AND NOTES

Reconciliation of Allowances for Credit Losses

First Quarter Ended December 31,	2014	2013
Beginning balance	$92.1	$78.5
Charge-offs and other adjustments	(0.7)	-
Recoveries	-	-
Provisions	3.9	1.5
Ending balance	$95.3	$80.0
Current portion	$89.3	$73.2
Noncurrent portion	6.0	6.8

Recorded Investment	December 31, 2014			September 30, 2014
(principal and interest due, net of deferred interest and fees)	Contracts	Notes	Total	Contracts	Notes	Total
Individually evaluated for impairment	$31.3	$75.5	$106.8	$28.3	$75.5	$103.8
Collectively evaluated for impairment	269.0	-	269.0	304.7	-	304.7
Total	$300.3	$75.5	$375.8	$333.0	$75.5	$408.5

Allowances for Credit Losses	December 31, 2014			September 30, 2014
	Contracts	Notes	Total	Contracts	Notes	Total
Individually evaluated for impairment	$18.7	$60.6	$79.3	$14.6	$60.5	$75.1
Collectively evaluated for impairment	16.0	-	16.0	17.0	-	17.0
Total	$34.7	$60.6	$95.3	$31.6	$60.5	$92.1

Recorded Investment Aging Analysis	December 31, 2014			September 30, 2014
	Contracts	Notes	Total	Contracts	Notes	Total
Past Due
1-29 days	$9.3	$1.3	$10.6	$6.9	$1.3	$8.2
30-59 days	3.8	1.2	5.0	4.2	1.3	5.5
60-89 days	4.4	1.2	5.6	3.6	1.2	4.8
Over 90 days	30.3	71.8	102.1	23.7	66.7	90.4
Total(1)	$47.8	$75.5	$123.3	$38.4	$70.5	$108.9

Amount not past due (2)	252.5	-	252.5	294.6	5.0	299.6
Grand total	$300.3	$75.5	$375.8	$333.0	$75.5	$408.5
(1)Alabama impaired note included in total past due		$75.0	$75.0		$70.0	$70.0
(2)Alabama impaired note included in amount not past due		-	-		5.0	5.0

Over 90 days, accruing interest	$0.8	$-	$0.8	$0.6	$-	$0.6
Nonaccrual status	24.9	75.5	100.4	21.9	75.5	97.4

Recorded Investment by Credit Quality Indicator	December 31, 2014			September 30, 2014
(Using Credit Profile by Internally Assigned Risk Grade)	Contracts	Notes	Total	Contracts	Notes	Total
Low	$117.6	$-	$117.6	$138.9	$-	$138.9
Medium	75.8	-	75.8	82.6	-	82.6
High (3)	106.9	75.5	182.4	111.5	75.5	187.0
Total	$300.3	$75.5	$375.8	$333.0	$75.5	$408.5
(3) Alabama impaired note included		$75.0	$75.0		$75.0	$75.0

Impaired Loans	December 31, 2014			September 30, 2014
	Contracts	Notes	Total	Contracts	Notes	Total
Recorded investment	$31.3	$75.5	$106.8	$28.3	$75.5	$103.8
Unpaid principal face	31.6	75.5	107.1	28.7	75.5	104.2
Related allowance	18.7	60.6	79.3	14.6	60.5	75.1
Average recorded investment	29.8	75.5	105.3	17.0	75.3	92.3

Interest income recognized on impaired contracts, none of which was cash basis, totaled $0.1 million for each of the first quarters ended December 31, 2014 and 2013.

4.  CONCENTRATIONS OF CREDIT RISK

Net Receivables By Region At December 31, 2014
Nevada	12%
Louisiana	7%	Argentina	11%
Illinois	5%	Europe	9%
California	5%	Mexico	8%
Other (less than 4% individually)	29%	Other (less than 4% individually)	14%
North America	58%	International	42%

5.  INVENTORIES
	December 31, 2014	September 30, 2014
Raw materials	$50.9	$48.9
Work-in-process	1.2	0.8
Finished goods	19.9	21.7
Total	$72.0	$71.4

6.  PROPERTY, PLANT AND EQUIPMENT
	December 31, 2014	September 30, 2014
Land	$52.1	$52.1
Buildings	233.4	232.4
Leasehold improvements	14.8	15.2
Machinery, furniture and equipment	283.9	286.8
Gaming operations equipment	667.1	713.0
Total cost	1,251.3	1,299.5
Less accumulated depreciation	(846.1)	(886.8)
Property, plant and equipment, net	$405.2	$412.7

7.  GOODWILL AND OTHER INTANGIBLES

GOODWILL

Activity By Segment For the Three Months Ended December 31, 2014	North America	International	Total
Beginning balance	1,275.9	$185.7	$1,461.6
Foreign currency adjustment	-	(7.7)	(7.7)
Ending balance	$1,275.9	$178.0	$1,453.9

OTHER INTANGIBLES

	December 31, 2014			September 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$355.3	$337.8	$17.5	$355.8	$334.5	$21.3
Developed technology	131.0	98.3	32.7	131.0	94.7	36.3
Contracts	20.1	19.5	0.6	20.1	19.3	0.8
Reacquired rights	13.4	5.4	8.0	13.4	5.1	8.3
Customer relationships	61.2	53.8	7.4	61.2	52.0	9.2
Trademarks	12.5	7.9	4.6	12.5	7.5	5.0
Total	$593.5	$522.7	$70.8	$594.0	$513.1	$80.9

Aggregate Amortization
First Quarter Ended December 31,		Future Annual Estimates
2014	2013	2015	2016	2017	2018	2019
$10.2	$13.5	$37.6	$20.9	$11.1	$6.0	$2.1

8.  FAIR VALUE MEASUREMENTS

FINANCIAL ASSETS (LIABILITIES) CARRIED AT FAIR VALUE
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Money market funds	$65.4	$65.4	$-	$-
Derivative assets	68.7	-	68.7	-
Derivative liabilities	(64.3)	-	(64.3)	-
Acquisition contingent earn-out payable	(60.6)	-	-	(60.6)

September 30, 2014
Money market funds	$65.8	$65.8	$-	$-
Derivative assets	65.2	-	65.2	-
Derivative liabilities	(58.1)	-	(58.1)	-
Acquisition contingent earn-out payable	(58.2)	-	-	(58.2)

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

To derive the estimated FV at December 31, 2014 for DoubleDown earn-out, we applied probability rates of 3% - 97% to various scenarios. The 2014 accretion was primarily related to the time-value of money. The payable balance was current and totaled $60.0 million at December 31, 2014 and $57.6 million at September 30, 2014. The payable balance for Strategy9 earn-out totaled $0.6 million (noncurrent) at December 31, 2014 and September 30, 2014, based on an estimated FV derived using probability rates of 10% - 50% applied to future scenarios, along with a discount rate of 10%.

Reconciliation of Items Carried at Fair Value Using Significant Unobservable Inputs (Level 3)

Acquisition Contingent Consideration Payable for the Three Months Ended December 31,	2014	2013
Beginning balance	$(58.2)	$(106.4)
Issuances	-	-
Accretion (fair value adjustment)	(2.4)	(4.5)
Payments	-	-
Ending balance	$(60.6)	$(110.9)

FINANCIAL ASSETS (LIABILITIES) NOT CARRIED AT FAIR VALUE

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Unrealized Gain (Loss)
December 31, 2014
Jackpot investments	$287.4	$322.6	$322.6	$-	$-	$35.2
Contracts & notes receivable	280.5	276.1	-	-	276.1	(4.4)
Jackpot liabilities	(377.0)	(374.5)	-	-	(374.5)	2.5
Debt	(1,745.9)	(1,824.7)	(1,377.6)	-	(447.1)	(78.8)

September 30, 2014
Jackpot investments	$289.7	$323.0	$323.0	$-	$-	$33.3
Contracts & notes receivable	316.4	311.8	-	-	311.8	(4.6)
Jackpot liabilities	(379.1)	(369.6)	-	-	(369.6)	9.5
Debt	(1,820.8)	(1,923.7)	(1,402.3)	-	(521.4)	(102.9)

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

Jackpot liabilities were valued using DCF, incorporating expected future payment timing, estimated funding rates based on the treasury yield curve, and IGT's nonperformance credit risk. Expected annuity payments over 1-25 years (average 10 years) were discounted using the 10-year treasury yield curve rate (2.11%) for the estimated funding rate and the 10-year credit default swap rate (2.34%) for nonperformance risk. The present value (carrying value) of the expected lump sum payments were discounted using the 1-year treasury yield curve rate (.21%) with the 1-year credit default swap rate (.30%) for the current amounts and the 2-year treasury yield curve rate (.66%) with the 2-year credit default swap rate (.48%) for noncurrent amounts. Significant increases (decreases) in any of these inputs in isolation would result in a lower (higher) FV measurement. Generally, changes in the estimated funding rates do not correlate with changes in nonperformance credit risk.

Debt is predominantly level 1 and valued using quoted market prices or dealer quotes for the identical financial instrument when traded as an asset in an active market. Outstanding borrowings, if any, under our revolving credit facility are level 3 and FV is determined using DCF of expected payments at the current market rate of 1.396%. Carrying values in the table excluded swap adjustments. See Note 10.

9.  DERIVATIVE INSTRUMENTS

FOREIGN CURRENCY HEDGING

The notional amount of foreign currency contracts hedging our exposure related to monetary assets and liabilities denominated in nonfunctional currency totaled $49.0 million at December 31, 2014 and $58.7 million at September 30, 2014.

PRESENTATION OF DERIVATIVE AMOUNTS

Except for counterpart netting of interest receivable and payable related to our interest rate swaps, all derivatives are recorded on a gross basis.

Balance Sheet Location and Fair Value	December 31, 2014		September 30, 2014
	Assets	Liabilities	Assets	Liabilities
Non-designated Hedges: Foreign Currency Contracts
Other assets and deferred costs (current)	$3.3	$-	$2.1	$-
Other accrued liabilities	-	-	-	0.3

Designated Hedges: Interest Rate Swaps
Other assets and deferred costs (noncurrent)	64.2	-	55.4	-
Long-term debt	-	64.3	-	57.8
Gross Derivatives	67.5	64.3	57.5	58.1

Counter-party Netting: Swaps Interest Receivable and Payable
Accounts receivable
Due from counter-party	2.9	-	15.5	-
Due to counter-party	(1.7)	-	(7.8)	-

Net Derivatives	$68.7	$64.3	$65.2	$58.1

Income Statement Location and Income (expense)

Periods Ended December 31,	2014	2013
Non-designated Hedges: Foreign Currency Contracts
Other income (expense)	$1.5	$1.2

Designated Hedges: Interest Rate Swaps
Effectiveness - Interest expense	7.2	6.8
Ineffectiveness - Other income (expense)	2.3	(1.1)

10.  CREDIT FACILITIES AND INDEBTEDNESS
	December 31, 2014	September 30, 2014
Credit facility	$450.0	$525.0
7.5% Bonds (due June 2019)	500.0	500.0
5.5% Bonds (due June 2020)	300.0	300.0
5.35% Bonds (due October 2023)	500.0	500.0
Total principal debt obligations (at face)	1,750.0	1,825.0

Discounts:
7.5% Bonds	(1.5)	(1.5)
5.5% Bonds	(0.8)	(0.8)
5.35% Bonds	(1.8)	(1.9)

Swap FV adjustments:
7.5% Bonds	41.3	38.5
5.5% Bonds	23.0	19.3
Total outstanding debt recorded, net	$1,810.2	$1,878.6

IGT was compliant with all covenants and embedded features required no bifurcation at December 31, 2014.

At December 31, 2014, $450.0 million was outstanding under our $1.0 billion revolving credit facility, $531.1 million was available, and $18.9 million was reserved for letters of credit, performance bonds, and bank guarantees.

During the 2015 first quarter, GTECH reimbursed IGT for $1.7 million of fees paid related to our 7.5% bondholder amendment, which was recorded as an increase to deferred offering costs and APIC.

The 2014 first quarter included contractual interest expense of $6.9 million and discount amortization of $9.8 million related to our 3.25% convertible notes that were redeemed on May 1, 2014.

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

Atlantic Lotteries

On April 26, 2012, representatives of a purported class of persons allegedly harmed by VLT gaming filed an action in the Supreme Court of Newfoundland and Labrador. Atlantic Lottery Corporation has impleaded VLC, Inc., IGT-Canada, Inc., International Game Technology and other third party defendants seeking indemnification for any judgment recovered against Atlantic Lottery Corporation in the main action. Plaintiffs filed a motion for class action certification on September 17, 2012. The Court has decided to address the motion for certification in two phases. Under Phase 1, the Court was to determine whether the plaintiffs have pleaded a cause of action. Hearings on Phase 1 were held on June 6 and 7, 2013. In Phase 1 of the class action certification application, the Court ruled that the claim discloses arguable causes of action. Phase 2 of the certification application will determine whether there are sufficient common issues raised in the claim and whether a class proceeding is the preferable procedure.

Shareholder Derivative Action

On April 8, 2011, the Company was nominally sued in a derivative complaint filed in the US District Court for the District of Nevada, captioned Arduini v. Hart, et al., Case No. 3:11-cv-00255. Plaintiff purportedly brought this action on behalf of the Company. The complaint asserted claims against various current and former officers and directors of the Company, for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution and indemnification. The complaint sought an unspecified amount of damages.   The defendants filed motions to dismiss and on March 14, 2012, the District Court dismissed the case and the plaintiff appealed.  On December 17, 2014, the US Court of Appeals for the Ninth Circuit affirmed the District Court's ruling.

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

Global Draw asserts that the amount payable in connection with IGT's indemnification obligations regarding these proceedings to be, at the very least, approximately £0.6 million. The court also ordered Global Draw to pay 75% of IGT's costs in defending the application. Discovery was given on December 12, 2014.  The trial is currently scheduled for May 7-20, 2015.

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

On October 2, 2014, the District Court held a hearing and granted motions to consolidate the above cases and appointed interim lead plaintiffs and lead and liaison plaintiffs' counsel. This consolidated action in the Eighth Judicial District Court of the State of Nevada for Clark County is captioned In re International Game Technology Shareholders' Litigation, Case No. A-14-704058-B.  On February 2, 2015, IGT and the other defendants entered into a memorandum of understanding with respect to settlement with the remaining parties in this action, together with all related consolidated cases. Pursuant to the memorandum of understanding, the parties expect to execute a stipulation of settlement, subject to court approval. The settlement terms will provide that the litigation will be dismissed with prejudice against all defendants. Pursuant to the terms of the memorandum of understanding, IGT, GTECH and HoldCo have made certain supplemental disclosures in the IGT Proxy Statement/Prospectus dated January 2, 2015.  In addition, subject to the terms and conditions of the memorandum of understanding, GTECH waived any right to any portion of certain termination fees under the Merger Agreement in excess of $98.0 million.

Bally Gaming, Inc.

On December 19, 2014, IGT was sued by Bally Gaming, Inc. in the District Court of Clark County, Nevada, captioned Bally Gaming, Inc. v. International Game Technology and IGT, Case No. A-14-711384-B. The suit relates to a contract between the parties under which IGT granted a license to Bally for TITO technology.   Bally alleges that the contract grants a license to entities that became related to Bally after the contract was executed.  Bally seeks a declaratory judgment on what entities have been granted a license under the contract, and further alleges that IGT has breached the contract, breached the implied covenant of good faith and fair dealing. Bally is seeking, among other things, unspecified monetary relief, specific performance or a mandatory injunction regarding IGT's obligations under the contract, declaratory relief, pre- and post-judgment interest, and attorneys' fees and costs. On February 3, 2015, IGT filed a motion to dismiss the lawsuit. IGT intends to vigorously defend against the claims asserted in the lawsuit.

Oregon State Lottery

On December 31, 2014 a representative of a purported class of persons alleged to have been financially harmed by relying on the auto hold feature of various manufacturers' video poker machines played in Oregon, filed suit against the Oregon State Lottery and various manufacturers, including IGT.  The matter was filed in the Circuit Court for the State of Oregon, County of Multnomah and is captioned Justin Curzi, On Behalf of Himself and All Other Similarly Situated Individuals v. Oregon State Lottery, IGT (Inc.), GTECH USA, LLC, and WMS Gaming Inc.(case number 14CV20598).  The suit alleges the auto hold feature of video poker games is perceived by players as providing the best possible playing strategy that will maximize the odds of the player winning, when such auto hold feature does not maximize the players' odds of winning.  The suit seeks in excess of $134.0 million in monetary damages.  IGT has signed a Joint Representation Agreement with another manufacturer, GTECH. IGT intends to vigorously defend against the claims asserted in the lawsuit.

OTHER ARRANGEMENTS WITH OFF-BALANCE SHEET RISKS

In the normal course of business, we are party to financial instruments with off-balance sheet risk, such as performance bonds not reflected in our balance sheet. We do not expect any material losses to result from these arrangements and are not dependent on off-balance sheet financing arrangements to fund our operations.

Performance Bonds

Performance bonds outstanding related to certain gaming operations equipment totaled $10.5 million at December 31, 2014. We are liable to reimburse the bond issuer in the event of exercise due to our nonperformance.

Letters of Credit

Outstanding letters of credit issued under our domestic credit facility to ensure payment to certain vendors and governmental agencies totaled $8.3 million at December 31, 2014.

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

Three Months ended December 31,	2014	2013
Beginning balance	$3.3	$4.4
Reduction for payments made	(1.1)	(1.4)
Accrual for new warranties issued	1.7	2.6
Adjustments for pre-existing warranties	(0.6)	(1.5)
Ending balance	$3.3	$4.1

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

Our effective tax rate for the three months ended December 31, 2014 increased to 32.3% from -4.9% for the same prior year period. The current year effective tax rate was positively impacted by the retroactive reinstatement of the R&D tax credit.  Our 2014 effective tax rate was favorably impacted by the settlement of US federal income tax audits for 1999 and 2006 through 2009.

At December 31, 2014, our gross UTBs totaled $51.1 million, excluding related accrued interest and penalties of $10.4 million. At December 31, 2014, $39.9 million of our UTBs, including related accrued interest, penalties, and indirect effects in other jurisdictions, would affect our effective tax rate if recognized. During the three months ended December 31, 2014, our UTBs increased $3.5 million and related interest and penalties decreased $0.2 million. We do not believe our total UTBs will change significantly during the next twelve months.

We are also subject to examination in various state and foreign jurisdictions. We believe we have recorded all appropriate provisions for outstanding issues for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

13.  EMPLOYEE BENEFIT PLANS

SIP Share-based Compensation As Of And For The Three Months Ended December 31, 2014
		Weighted Average
OPTIONS	Shares	Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal year	7.4	$18.41
Granted	-	-
Exercised	(0.1)	14.37
Forfeited	-	16.69
Expired	(0.2)	26.11
Outstanding at end of period	7.1	$18.34	3.9	$10.9

Vested and expected to vest	7.1	$18.34	3.9	$10.9
Exercisable	7.1	$18.35	3.9	$10.8

		Weighted Average
RESTRICTED SHARE UNITS	Shares	Grant Date Fair Value Per Share	Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal year	6.3	$15.39
Granted	-	16.13
Vested	(1.8)	15.28
Forfeited	(0.2)	15.57
Outstanding at end of period	4.3	$15.43	1.6	$74.7

Expected to vest	3.1	$15.27	1.6	$54.3

OTHER INFORMATION

Shares available for future grant (see Note 1 about GTECH merger limitations)	21.2
Unrecognized costs for outstanding awards	$51.6
Weighted average future recognition period (in years)	1.5

14.  EARNINGS PER SHARE

First Quarters Ended December 31,	2014	2013
Net income available to common shares	$35.0	$79.2

Basic weighted average shares outstanding	247.6	252.6
Dilutive effect of non-participating share-based awards	2.3	2.7
Diluted weighted average common shares outstanding	249.9	255.3

Basic EPS	$0.14	$0.31
Diluted EPS	$0.14	$0.31

Weighted average shares excluded from diluted EPS because the effect would be anti-dilutive:
Share-based awards	4.1	5.1
3.25 % Convertible Notes (redeemed May 1, 2014)	-	42.6
Hedges (expired May 1, 2014)	-	(42.6)
Warrants (expired November 21, 2014)	-	42.6

Share Repurchases

First Quarters Ended December 31,	2014	2013
Total shares repurchased (1)	0.5	8.8
Average price per share	$16.84	$17.28
Aggregate payments	$8.1	$211.0
Remaining authorization (see Note 1 about GTECH merger limitations)	$209.7
(1)Including net shares tendered by employees at vesting for tax withholding obligations

15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss)
	Currency Translation Adjustment	Treasury Locks	TOTAL	Currency Translation Adjustment	Treasury Locks	TOTAL
Quarters Ended December 31,	2014			2013

Beginning balance	$(22.5)	$7.3	$(15.2)	$0.2	$8.0	$8.2

Activity before reclassifications:
Before tax	(15.3)	-	(15.3)	(2.3)	-	(2.3)
Income tax effect	-	-	-	-	-	-
Net of tax	(15.3)	-	(15.3)	(2.3)	-	(2.3)

Reclassifications to earnings: (located within interest expense on the income statement)
Before tax	-	(0.3)	(0.3)	-	(0.3)	(0.3)
Income tax effect	-	0.1	0.1	-	0.1	0.1
Net of tax	-	(0.2)	(0.2)	-	(0.2)	(0.2)

Net other comprehensive income	(15.3)	(0.2)	(15.5)	(2.3)	(0.2)	(2.5)

Ending balance	$(37.8)	$7.1	$(30.7)	$(2.1)	$7.8	$5.7

16.  BUSINESS SEGMENTS

We view our business in two operating segments, North America and International, each incorporating all revenue categories—Gaming Operations, Product Sales, and Interactive.

NORTH AMERICA includes operations associated with our land-based and online real-money customers located in the US and Canada, as well as all customers serviced by our US-based social gaming operations.

INTERNATIONAL consists of our land-based and online real-money customers located in all other jurisdictions worldwide.

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

We do not recognize inter-company revenues or expenses upon the transfer of gaming products between operating segments. Segment accounting policies are consistent with those of our consolidated financial statements and segment profit is measured on the basis of operating income. Impairment and restructuring charges (see Note 17) are reflected within the segment where actions occurred.

Business Segments Financial Information

First Quarters Ended December 31,	2014	2013
NORTH AMERICA
Revenues	$363.5	$427.4
Gaming operations	188.0	191.6
Product sales	94.0	170.0
Interactive	81.5	65.8
Gross profit	212.1	244.6
Gaming operations	115.8	113.7
Product sales	46.7	90.0
Interactive	49.6	40.9
Operating income	84.0	105.9

INTERNATIONAL
Revenues	$87.1	$113.8
Gaming operations	23.1	31.4
Product sales	54.0	73.6
Interactive	10.0	8.8
Gross profit	46.3	65.2
Gaming operations	15.5	22.5
Product sales	24.3	36.9
Interactive	6.5	5.8
Operating income	12.5	24.9

CORPORATE (unallocated)
Operating expenses	$(33.0)	$(27.1)

CONSOLIDATED
Revenues	$450.6	$541.2
Gaming operations	211.1	223.0
Product sales	148.0	243.6
Interactive	91.5	74.6
Gross profit	258.4	309.8
Gaming operations	131.3	136.2
Product sales	71.0	126.9
Interactive	56.1	46.7
Operating income	63.5	103.7

17. IMPAIRMENT, RESTRUCTURING, AND MERGER-RELATED COSTS

At December 31, 2014, impairment, restructuring, and merger-related costs totaled $12.9 million, comprised of GTECH merger-related costs of $13.9 million, partially offset by $1.0 million of impairment recovery related to the sale of our Alabama Country Crossing note.  GTECH merger-related costs include professional fees for legal and financial consulting and retention bonuses due to all employees who remain employed through the closing date of the merger. See Note 1.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following MDA is intended to enhance the reader's understanding of our operations and current business environment from the perspective of our company's management. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2014, as well as the accompanying Consolidated Interim Financial Statements and Notes included in Item 1 of this Form 10-Q. Information posted on our website is not incorporated into this Form 10-Q.

Our MDA is organized into the following sections:
●	FORWARD LOOKING STATEMENTS
●	OVERVIEW
●	CONSOLIDATED COMPARATIVE ANALYSIS
●	BUSINESS SEGMENT RESULTS - North America
●	BUSINESS SEGMENT RESULTS - International
●	LIQUIDITY AND CAPITAL RESOURCES
●	RECENTLY ISSUED ACCOUNTING STANDARDS
●	CRITICAL ACCOUNTING ESTIMATES

Unless otherwise indicated in this report:
●	International Game Technology, IGT, we, our, or the Company refers to International Game Technology and its consolidated entities
●
italicized text with an attached superscript trademark or copyright notation indicates trademarks of IGT or its licensors, and additional IGT trademark information is available on our website at www.IGT.com

●	references to years relate to our fiscal years ending September 30
●	current refers to our fiscal first quarter ended December 31, 2014
●	Note refers to the Notes of our Consolidated Interim Financial Statements in Item 1 of this report
●	references to EPS are on a diluted basis
●	table amounts are presented in millions, except units and EPS
●	discussion and analysis relates to results for the current fiscal periods as compared with the prior year fiscal periods

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

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition, results of operations and business, as well as any forward looking statements, are subject to change and to inherent known and unknown risks, uncertainties and other factors. These factors include, but are not limited to, risks and uncertainties detailed in our periodic public filings with the SEC, including those discussed under the sections entitled "Risk Factors" in this report, and our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and those contained or incorporated by reference into such documents and in our subsequent filings with the SEC. For a discussion of additional risks and uncertainties relating to the proposed merger transaction with GTECH, see "Risk Factors Relating to the Merger" in our Proxy Statement/Prospectus dated January 2, 2015. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

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

BUSINESS TRENDS

Lower gross slot gaming revenue in many US regional markets during the last twelve months has adversely impacted our financial results. These declines continue to inhibit casino operators' willingness to purchase gaming machines. An increased number of gaming machine competitors in the market place, combined with limited casino operator capital, has driven weaker demand for our gaming machines and negatively impacted our results.

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

STRATEGIC OBJECTIVES

We continue to partner with our customers to build stronger relationships and deliver innovative gaming products and services. Our fiscal 2015 operating objectives below are designed to improve our business with adjustments as new opportunities arise and the industry evolves.

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

Consummation of the merger is subject to certain closing conditions, including, without limitation: (i) IGT and GTECH shareholder approvals; (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust approvals; (iii) certain gaming regulatory approvals; (iv) effectiveness of the HoldCo F-4; and (v) NYSE listing approval for the HoldCo shares. As of February 6, 2015, (i) GTECH shareholder approval has been obtained and the IGT special meeting of shareholders to approve the transaction is scheduled for February 10, 2015, (ii) early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has been obtained, (iii) 15 out of 22 regulatory approvals have been granted, and (iv) the HoldCo F-4 has been declared effective. Consummation of the merger is currently expected during the second quarter of calendar 2015.

The merger agreement also contains certain termination rights for IGT and GTECH, such that under certain circumstances, IGT may be required to pay a termination fee of up to $135.3 million or reimburse certain regulatory expenses incurred by GTECH, and GTECH may be required to pay a termination fee of up to $270.6 million.

For additional information regarding the proposed merger transaction, including details about the terms and conditions of the merger agreement and related matters, refer to the IGT Proxy Statement/Prospectus dated January 2, 2015.

SUMMARY RESULTS

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$450.6	$541.2	$(90.6)	-17%
Operating income	63.5	103.7	(40.2)	-39%
Net Income	35.0	79.2	(44.2)	-56%
EPS	$0.14	$0.31	$(0.17)	-55%

Quarters ended December 31, 2014 and 2013 compared

Revenue decline for our first quarter ended December 31, 2014 was due to a decrease of $63.9 million or 15% in our North America operating segment and $26.7 million or 23% in our International operating segment. Product sales decreased $95.6 million or 39% due to lower machine unit volume and gaming operations decreased $11.9 million or 5% primarily due to installed base decline. These decreases were partially offset by an increase of $16.9 million or 23% in interactive revenue due to growing contributions from social gaming. Changes in foreign currency rates negatively impacted revenues by approximately $4.9 million.

Operating income, net income and EPS also decreased due to revenue decline. Additionally, the current quarter net income and EPS reflected a more normalized effective income tax rate of 32.3% compared to the prior year quarter rate of -4.9% that resulted from a reduction of $29.6 million related to audit closures.

Comparability was also impacted by an extra week in the 2015 first quarter, which included 14 weeks compared to 13 weeks in the prior year quarter. We estimate the extra week contributed approximately $21.6 million to revenues and $1.8 million to operating income during the 2015 first quarter.

CONSOLIDATED COMPARATIVE ANALYSIS

GAMING OPERATIONS

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$211.1	$223.0	$(11.9)	-5%
Gross margin	62%	61%	1	pp
Installed base units - '000	45.4	54.3	(8.9)	-16%
MegaJackpots® (premium brand)	20.4	24.9	(4.5)	-18%
Lease (CDS, Racino, other)	25.0	29.4	(4.4)	-15%
Yield - $0.00	$46.36	$44.99	$1.37	3%

Quarters ended December 31, 2014 and 2013 compared
Lower gaming operations revenue was primarily due to installed base decline, partially offset by improved yield. Gross margin improved slightly due to improved yield. The improvement in yield was driven by increased play levels, largely attributable to the inclusion of the New Year's holiday in the current quarter.

PRODUCT SALES

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$148.0	$243.6	$(95.6)	-39%
Machines	80.1	167.0	(86.9)	-52%
Non-machine (1)	67.9	76.6	(8.7)	-11%
Gross margin	48%	52%	(4)	pp
Machine units recognized (2) - '000	5.8	12.8	(7.0)	-55%
Machine ASP - '000	$13.9	$13.2	$0.7	5%

Machine units shipped (3) - '000	5.9	13.0	(7.1)	-55%
New/expansion	1.2	4.4	(3.2)	-73%
Replacement	4.7	8.6	(3.9)	-45%
(1)systems, licensing and parts/other; (2)correlates with revenues recognized; (3)includes deferred revenue units

Quarters ended December 31, 2014 and 2013 compared
Product sales revenue decreased primarily due to lower machine demand in both new and replacement units. The decrease was most significant in North America, largely due to 2,800 video poker replacement units in the prior year quarter sold under a multi-property corporate contract. Additionally, the prior year quarter included 2,300 new units in Ohio and California. Lower non-machine revenue was due to a decrease of $5.6 million in parts and $3.9 million in IP license fees. The increase in ASP was primarily due to the lower-priced video poker units in the prior year quarter. Gross margin decline was primarily attributable to lower manufacturing productivity associated with reduced volumes.

INTERACTIVE

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$91.5	$74.6	$16.9	23%
Social gaming	79.4	64.8	14.6	23%
IGTi	12.1	9.8	2.3	23%
Gross margin	61%	63%	(2)	pp

DoubleDown average user metrics (1)
DAU - '000	1,910	1,716	194	11%
MAU - '000	5,212	6,198	(986)	-16%
Bookings per DAU - $0.00	$0.43	$0.42	$0.01	2%
(1)as a single application with multiple games, active users equal unique users

Quarters ended December 31, 2014 and 2013 compared
Interactive revenue increased due to growth in both social gaming and IGTi. Social gaming revenue at our DoubleDown Casino continued to build with increases in both DAU and bookings per DAU, primarily driven by mobile growth, improved content, and enhanced player retention and engagement strategies. Average MAU decreased primarily due to increased efforts to procure higher-quality players. IGTi revenue growth was primarily in mobile applications as well. Mobile comprised 39% of social bookings and 44% of IGTi revenue compared to 28% and 29% respectively in the prior year quarter. Margin decline was primarily due to increased royalties.

OPERATING EXPENSES

First Quarters Ended December 31,	2014	2013	C h a n g e
Selling, general and administrative	$108.5	$117.8	$9.3	8%
Research and development	57.3	60.3	3.0	5%
Depreciation and amortization	13.7	16.7	3.0	18%
Subtotal	179.5	194.8	15.3	8%
Percent of revenue	40%	36%

Contingent acquisition-related costs	2.5	11.3	8.8	78%
Impairment, restructuring and merger-related	12.9	-	(12.9)	*
Total	$194.9	$206.1	$11.2	5%

Quarters ended December 31, 2014 and 2013 compared
The decrease in SG&A and R&D was primarily attributable to cost savings initiatives, partially offset by approximately $11.6 million in additional expenses associated with the extra week of operations. Other items impacting the change in SG&A and R&D included decreases in professional fees of $7.4 million related to legal and compliance matters and bad debt provisions of $2.2 million, partially offset by an increase of $5.1 million in advertising and promotions expenses due to the timing of our major annual gaming show, as well as player marketing in social gaming.

Depreciation and amortization decreased primarily due to lower intangibles amortization. Merger-related costs increased $13.9 million and were partially offset by lower acquisition-related charges outlined in the table below.

Acquisition-related charges (mostly DoubleDown)	2014	2013	Change
Earn-out (See Note 8 about valuation factors)	$2.4	$4.7	$2.3	49%
Retention	0.1	6.6	6.5	98%
Total contingent costs	2.5	11.3	8.8	78%
Amortization of acquired intangibles	2.2	3.4	1.2	35%
Total	$4.7	$14.7	$10.0	68%

OTHER INCOME (EXPENSE)

First Quarters Ended December 31,	2014	2013	C h a n g e
Interest Income	$9.3	$10.1	$(0.8)	-8%
WAP investments (1)	3.8	4.1	(0.3)	-7%
Receivables and investments	5.5	6.0	(0.5)	-8%

Interest Expense	(21.3)	(36.4)	15.1	41%
WAP jackpot liabilities (1)	(3.8)	(4.1)	0.3	7%
Borrowings	(17.5)	(22.8)	5.3	23%
Convertible debt equity discount	-	(9.5)	9.5	100%

Other, including gain (loss)	0.2	(1.9)	2.1	*
Total other income (expense), net	$(11.8)	$(28.2)	$16.4	58%

(1)WAP interest income includes earnings on cash and investments held for future winner payments, as well as jackpot annuity interest that accretes at approximately the same rate as WAP interest expense.

Quarters ended December 31, 2014 and 2013 compared
The favorable change in total other income (expense) was primarily due to lower interest expense mostly related to the maturity of our 3.25% Convertible Notes in May 2014, plus favorable gains that included $3.4 million related to FV changes on interest rate swaps.

INCOME TAX PROVISION (See Note 12)

First Quarters Ended December 31,	2014	2013	C h a n g e
Income tax provision (benefit)	$16.7	$(3.7)	$(20.4)	-551%
Effective tax rate	32.3%	-4.9%	(37.2)	pp

In general, differences between our effective tax rate and the US federal statutory rate of 35% principally result from the geographical distribution of taxable income, differences between the book and tax treatment of certain permanent items, and changes in unrecognized tax benefits.

Our estimated annual effective income tax rate for 2015 was favorably impacted by $1.9 million related to the reinstatement of the R&D tax credit. Our estimated annual effective tax rate for 2014 was favorably impacted by the settlement of US Federal audits, which reduced our income tax provision by $29.6 million.

BUSINESS SEGMENT RESULTS—North America (See Note 16)

First Quarters Ended December 31,	2014	2013	C h a n g e
Total Revenues	$363.5	$427.4	$(63.9)	-15%
Gross Margin	58%	57%	1	pp
Operating Income	$84.0	$105.9	$(21.9)	-21%
Margin	23%	25%	(2)	pp

Quarters ended December 31, 2014 and 2013 compared
North America revenue declined due to decreases of $76.0 million in product sales and $3.6 million in gaming operations, partially offset by an increase of $15.7 million in interactive. Total gross margin improved due to higher margins in gaming operations. Operating income and margin also declined due to lower revenues.

GAMING OPERATIONS—North America

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$188.0	$191.6	$(3.6)	-2%
Gross margin	62%	59%	3	pp
Installed base units - '000	36.7	41.3	(4.6)	-11%
MegaJackpots® (premium brand)	18.1	21.5	(3.4)	-16%
Lease (CDS, racino, other)	18.6	19.8	(1.2)	-6%
Yield - $0.00	$51.35	$50.91	$0.44	1%

Quarters ended December 31, 2014 and 2013 compared
North America gaming operations revenue decreased primarily due to installed base decline, partially offset by improved yield. Gross margin increased primarily due to improved yield. Lower depreciation was nearly offset by higher jackpot expense, which increased primarily due to interest rate movements. Installed base decline was most significant in MegaJackpots®. Yield improved was primarily due to increased play levels and most significant in MegaJackpots® WAP games.

PRODUCT SALES—North America

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$94.0	$170.0	$(76.0)	-45%
Machines	51.7	118.0	(66.3)	-56%
Non-machine	42.3	52.0	(9.7)	-19%
Gross margin	50%	53%	(3)	pp
Machine units recognized - '000	3.9	9.6	(5.7)	-59%
Machine ASP - '000	$13.4	$12.3	$1.1	9%

Machine units shipped - '000	4.2	9.8	(5.6)	-57%
New/expansion	0.7	3.7	(3.0)	-81%
Replacement	3.5	6.1	(2.6)	-43%

Quarters ended December 31, 2014 and 2013 compared
North America product sales revenue declined primarily due to lower demand in both new and replacement machine units. New machines recognized included 2,300 units in Ohio and California, as well as 800 additional Illinois VLT units in the prior year quarter and 1,000 Oregon lottery units in the current quarter. The decrease in replacement units recognized was largely due to 2,800 video poker units in the prior year quarter sold under a multi-property corporate contract. Non-machine revenue decreased in all categories. Gross margin decline was primarily attributable to lower manufacturing productivity associated with reduced volumes. ASP improved due to a greater mix of higher-priced units, as the prior year quarter included 2,800 lower-priced video poker units under a large contract.

INTERACTIVE—North America

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$81.5	$65.8	$15.7	24%
Social gaming	79.4	64.8	14.6	23%
IGTi	2.1	1.0	1.1	110%
Gross margin	61%	62%	(1)	pp

DoubleDown average user metrics
DAU - '000	1,910	1,716	194	11%
MAU - '000	5,212	6,198	(986)	-16%
Bookings per DAU - $0.00	$0.43	$0.42	$0.01	2%

Quarters ended December 31, 2014 and 2013 compared
North America interactive revenue increased due to continued growth in social gaming. Our DoubleDown Casino social gaming revenue continued to build with increases in both DAU and bookings per DAU. This growth was driven by mobile growth, improved content, and enhanced player retention and engagement strategies. Average MAU decreased primarily due to increased efforts to procure higher-quality players. IGTi revenue grew due to New Jersey opening up online real-money, as well as continued growth in Canada. Gross margin decline was due to increased royalty costs.

BUSINESS SEGMENT RESULTS—International (See Note 16)

First Quarters Ended December 31,	2014	2013	C h a n g e
Total Revenues	$87.1	$113.8	$(26.7)	-23%
Gross Margin	53%	57%	(4)	pp
Operating Income	$12.5	$24.9	$(12.4)	-50%
Margin	14%	22%	(8)	pp

Quarters ended December 31, 2014 and 2013 compared
International revenue declined due to decreases of $19.6 million in product sales and $8.3 million in gaming operations, partially offset by an increase of $1.2 million in interactive. Changes in foreign currency rates negatively impacted revenues by approximately $4.3 million. Gross margin decline was due to decreases in all revenue categories. Operating income and margin also declined due to lower revenues.

GAMING OPERATIONS—International

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$23.1	$31.4	$(8.3)	-26%
Gross margin	67%	72%	(5)	pp
Installed base units - '000	8.7	13.0	(4.3)	-33%
MegaJackpots® (premium brand)	2.3	3.4	(1.1)	-32%
Lease (CDS, racino, other)	6.4	9.6	(3.2)	-33%
Yield - $0.00	$25.93	$26.32	$(0.39)	-1%

Quarters ended December 31, 2014 and 2013 compared
International gaming operations revenue decreased primarily due to installed base decline, as well as lower yield in MegaJackpots®. Gross margin declined primarily due to lower yield and higher depreciation expense. Installed base decline was driven largely by prior year lease to for-sale unit conversions in Mexico. Yield declined due to lower play levels in MegaJackpots® and unfavorable changes in foreign exchange rates.

PRODUCT SALES—International

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues	$54.0	$73.6	$(19.6)	-27%
Machines	28.4	49.0	(20.6)	-42%
Non-machine	25.6	24.6	1.0	4%
Gross margin	45%	50%	(5)	pp
Machine units recognized - '000	1.9	3.2	(1.3)	-41%
Machine ASP - '000	$15.1	$15.3	$(0.2)	-1%

Machine units shipped - '000	1.7	3.2	(1.5)	-47%
New/expansion	0.5	0.7	(0.2)	-29%
Replacement	1.2	2.5	(1.3)	-52%

Quarters ended December 31, 2014 and 2013 compared
International product sales revenue decreased primarily due to weak demand, most significant in Australia as a result of increasing competition and new restrictive regulation. Non-machine revenue improved with an increase in systems, partially offset by a decrease in parts sales. Gross margin declined primarily due to lower manufacturing productivity associated with reduced volumes. ASP decreased primarily due to unfavorable changes in foreign exchange rates.

INTERACTIVE—International

First Quarters Ended December 31,	2014	2013	C h a n g e
Revenues - IGTi	$10.0	$8.8	$1.2	14%
Gross margin	65%	66%	(1)	pp

Quarters ended December 31, 2014 and 2013 compared
IGTi revenue improved due to growth in mobile applications and gross margin declined due to higher royalty costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

At December 31, 2014, our principal sources of liquidity were cash and equivalents and amounts available under our revolving bank credit facility discussed below under CREDIT FACILITIES AND INDEBTEDNESS. Other potential sources of capital include, but are not limited to, the issuance of debt and equity securities (see Note 1 about GTECH merger limitations). Based on past performance and current expectations, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Selected Financial Information and Statistics

	December 31, 2014	September 30, 2014	Increase (Decrease)
Cash and equivalents	$201.6	$255.1	$(53.5)
Accounts receivable, net	280.5	329.3	(48.8)
Inventories	72.0	71.4	0.6
Working Capital	657.5	676.3	(18.8)
Trailing-twelve month statistics:
Days sales outstanding (excluding contracts and notes)	52	58	(6)
Inventory turns	4.8	5.4	(0.6)

Cash and equivalents decreased during the three months ended December 31, 2014 primarily due to $75.0 million in net debt payments, $54.6 million of dividends paid, and $24.6 million for capital expenditures, offset by cash generated from operations of $102.9 million. Restricted cash and investments and jackpot annuity investments are used for funding jackpot winner payments and online player deposits.

Foreign subsidiary operations held 64% of our cash and equivalents at December 31, 2014 and 43% at September 30, 2014.

Working capital decreased primarily due to lower receivables. Inventory turns decreased due to lower sales volume. Days sales outstanding decreased due to lower revenues and accounts receivable.

Cash Flows Summary

Three Months Ended December 31,	2014	2013	Favorable (Unfavorable)
Operations	$102.9	$76.1	$26.8
Investing	(19.3)	(77.3)	58.0
Financing	(133.9)	(229.1)	95.2
Effects of exchange rates	(3.2)	(2.4)	(0.8)
Net change in cash and equivalents	$(53.5)	$(232.7)	$179.2

Operating cash flows increased primarily due to less cash used of $96.9 million for changes in operating assets and liabilities related to variations in business volume and payment timing, partially offset by a reduction of $70.1 million in cash earnings (net income plus non-cash adjustments). The most significant net changes in operating assets and liabilities was an increase of $86.6 million in cash provided by receivables, primarily due to lower revenues.

Reduced cash used for investing was primarily due to $70.6 million less used for purchases of investment securities, offset by less net cash provided of $12.6 million from loan payments, restricted cash, jackpot annuity investments, and assets sold.

Decreased cash used for financing was primarily due to decreases of $202.9 million used for share repurchases, partially offset by increased cash used of $74.5 million for net debt payments and $28.7 million for two quarterly dividends paid. See Note 14 for more information about share repurchases.

CREDIT FACILITIES and INDEBTEDNESS (See Note 10)

At December 31, 2014, $450.0 million was outstanding on our $1.0 billion revolving credit facility, $531.1 million was available, and $18.9 million was reserved for letters of credit, performance bonds, and bank guarantees. We were in compliance with all debt covenants at December 31, 2014, with an interest coverage ratio of 8.3:1 and a net funded debt leverage ratio of 2.9:1.

The credit facility interest rates and facility fees are based on our public debt ratings or our net funded debt to EBITDA ratio, whichever is more favorable to IGT. Net funded debt is defined as debt minus any unrestricted cash and investments in excess of $150.0 million. At December 31, 2014, the credit facility carried an interest rate of LIBOR plus 100 bps and a facility fee of 17.5 bps. In anticipation of the GTECH merger, Standard and Poor's downgraded IGT's bond credit rating from BBB- to BB+ on January 30, 2015.

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

FINANCIAL CONDITION
	December 31, 2014	September 30, 2014	Increase (Decrease)
Assets	$3,808.6	$3,989.5	$(180.9)
Liabilities	2,615.3	2,791.9	(176.6)
Total Equity	1,193.3	1,197.6	(4.3)

Changes During The Three Months Ended December 31, 2014

Total assets decreased primarily related to reductions in receivables of $84.7 million due to lower revenues, cash and investments of $46.8 million mostly due to debt and dividend payments, taxes deferred and receivable of $19.7 million, and net other intangible assets of $10.1 million mostly due to amortization.

Total liabilities decreased primarily related to an aggregate reduction of $109.6 million in other accrued liabilities, accrued dividends, accrued employee benefits, and accounts payable due to payment timing and $68.4 million in long-term debt.

Total equity decreased primarily due to unrealized loss of $15.3 million related to currency translation adjustment, offset by earnings after dividends of $7.5 million, $2.0 million related to employee stock plans and $1.7 million of GTECH reimbursement for bondholder amendment fees.

CONTRACTUAL OBLIGATIONS

There has been no material change in contractual obligations or arrangements with off-balance sheet risk (see Note 11) since the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2014.

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

The following accounting estimates are considered the most sensitive to changes from external factors, requiring subjective or complex judgments about matters that are inherently uncertain or variable, and are considered the most critical to fully understanding and evaluating our reported financial results:

Revenue Recognition
Intangible Assets and Acquisition Contingent Earn-out Payable
Jackpot Liabilities and Expenses
Inventory and Gaming Operations Equipment
Income Taxes

There have been no significant changes in our critical accounting estimates since those presented in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk profile since the presentation in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in 13a-15(f) under the Exchange Act).

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For a description of our material legal proceedings, see Note 11, which is incorporated by reference in response to this item.

ADDITIONAL LEGAL MATTER

IGT has received a request from the SEC to supply certain information relating to its internal pricing practices for internally refurbished spare parts from electronic gaming machines. We are cooperating fully with the SEC and do not believe that the SEC information request will have a material adverse effect on IGT's financial condition or results of operations.

Item 1A.  Risk Factors

We are subject to risks and uncertainties that could cause our actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. Factors that could cause actual results to differ from expectations are described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
The purpose of our common stock repurchase plan is to increase shareholder value and to reduce outstanding share count dilution. On June 13, 2012, our Board of Directors authorized share repurchases of up to $1.0 billion with no expiration date specified. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors.  See Note 1 about share repurchase restrictions related to the proposed GTECH merger.  Total shares purchased during the 2015 first quarter included 479,100 net shares tendered by employees at vesting for tax withholding obligations.
2015 First Quarter (in millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares Still Available for Purchase Under the Plan
September 28 - November 1, 2014	-	$-	-	$209.7
November 2 - November 29, 2014	0.1	16.60	0.1	209.7
November 30, 2014 - January 3, 2015	0.4	16.87	0.4	209.7

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.       Exhibits

4.1	Amendment No. 1, dated as of October 20, 2014, between International Game Technology and Wells Fargo Bank, National Association, as trustee, to the Indenture dated as of June 15, 2009, as supplemented by the First Supplemental Indenture dated as of June 15, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 22, 2014)

10.1*	IGT 2002 Stock Incentive Plan – Form: Letter Amendment to Performance Restricted Stock Unit Award Agreement Fiscal 2013 and Performance Restricted Stock Unit Award Agreement Fiscal 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 6, 2015

INTERNATIONAL GAME TECHNOLOGY

By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer and Treasurer
(Principal Financial Officer)